Form 10-K405
period 1994-12-31
VORNADO REALTY TRUST
filed 1995-03-23
CIK 899689

                                                       EXHIBIT INDEX ON PAGE 44

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

/XX/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:    DECEMBER 31, 1994

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to


Commission File Number:        1-5098


                              VORNADO REALTY TRUST
             (Exact name of Registrant as specified in its charter)

                     MARYLAND                                 22-1657560

         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY               07663
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number including area code:      (201) 587-1000

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                Name of Each Exchange on Which Registered

Common Shares of beneficial
interest $.04 par value per share               New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    YES   X     NO
                                           ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the voting shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust as reflected in the table in Item 12 of this Annual Report, at March 9, 1995 was $466,429,315.

As of March 9, 1995, there were 21,697,608 shares of the registrant's shares of beneficial interest outstanding.

                      Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareholders to be held May 3, 1995.

                               Table of Contents


NOTE: Vornado Realty Trust and its consolidated subsidiaries are sometimes referred to in this Annual Report on Form 10-K as "Vornado", "Registrant" or the "Company".

            Item                                                             Page
            ----                                                             ----
PART I.     1.   Business                                                        3

            2.   Properties                                                      6

            3.   Legal Proceedings                                               9

            4.   Submission of Matters to a Vote of Security Holders             9

                 Executive Officers of the Registrant                           10

PART II.    5.   Market for the Registrant's Common Equity and Related
                 Stockholder Matters                                            11

            6.   Selected Consolidated Financial Data                           12

            7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                            13

            8.   Financial Statements and Supplementary Data                    17

            9.   Changes in and Disagreements with Independent Auditors'
                 on Accounting and Financial Disclosure                         17

PART III.  10.   Directors and Executive Officers of the Registrant               (1)

           11.   Executive Compensation                                           (1)

           12.   Security Ownership of Certain Beneficial Owners
                 and Management                                                   (1)

           13.   Certain Relationships and Related Transactions                   (1)

PART IV.   14.   Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                            37


SIGNATURES                                                                      38
- ----------------------------


(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1994. Information relating to Executive Officers of the Registrant appears on page 10 of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.          BUSINESS

                 GENERAL

                The Company is a fully-integrated real estate investment trust ("REIT") which owns, leases, develops, redevelops and manages retail and industrial properties primarily located in the Midatlantic and Northeast regions of the United States. The Company's primary focus is on shopping centers. As of December 31, 1994, the Company owned 56 shopping centers in seven states containing 9.5 million square feet, including .9 million square feet built by tenants on land leased from the Company. The Company's shopping centers accounted for 91% and 93%, respectively, of the Company's rental revenue for the years ended December 31, 1994 and 1993. The occupancy rate of the Company's shopping center properties as of December 31, 1994 was 94% and has been over 90% for the past five years. In addition, the Company owns eight warehouse/industrial properties in New Jersey containing 2.0 million square feet and one office building in New Jersey containing 0.1 million square feet.

                The Company's shopping centers generally are located on major regional highways in mature, densely populated areas. The Company believes there is strong demand from large tenants relative to the level of supply for retail space in well located shopping centers in densely populated areas in the Midatlantic and Northeast regions of the United States. This is principally a result of the shortage of land in such areas, as well as restrictive zoning which limits the development of retail properties. The Company believes its properties attract consumers from a regional, rather than a neighborhood, marketplace because of (i) their location on regional highways and (ii) the high percentage of square feet dedicated to large, national stores.

                As of December 31, 1994, approximately 80% of the square footage of the Company's shopping centers was leased to large stores (over 20,000 square feet) and over 93% was leased to tenants whose businesses are
national or regional in scope.   The Company's large tenants include discount
department stores, supermarkets, home improvements stores, discount apparel stores, membership warehouse clubs, other "destination retailers" and "category killers." Category killers are large stores which offer a complete selection of a category items (e.g., toys, office supplies, etc.) at low prices, often in a warehouse format. The Company's large store tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price. The Company believes that this tenant mix mitigates the effects on its properties of adverse changes in general economic conditions. Substantially all of the Company's large store leases are long-term leases having fixed base rents with step-ups in rent typically occurring every five years.

                In addition, the Company's leases generally provide for additional rents based on a percentage of tenants' sales. Of the Company's $70,755,000 of rental revenue in 1994, base rents accounted for approximately 98.7% and percentage rents accounted for approximately 1.3%. The Company's leases generally pass through to tenants the tenant's share of all common area charges (including roof and structure, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. As of December 31, 1994, the average base rent per square foot for the Company's shopping centers was $8.05.

                From 1990 through 1994, the Company's property rental revenue for shopping centers (including the effects of straight-lining of rents) was $52,000,000, $54,700,000, $56,900,000, $61,900,000 and $64,700,000,
respectively. Straight-lining of rents averages the rent increases provided for in leases such that rental revenue for financial statement purposes is constant throughout the term of the lease. This convention applies to leases entered into after November 14, 1985.

                As of December 31, 1994, no single shopping center property accounted for more than 3.1% of the Company's total leasable area for its shopping center properties or more than 5.7% of annualized rental revenue for its shopping center properties. Bradlees, Inc. accounted for 19% of property rentals for the year ended December 31, 1994 and 18% for the years ended December 31, 1993 and 1992.

ITEM 1.          BUSINESS - continued

                Vornado, Inc., the immediate predecessor to the Company, was merged with the Company on May 6, 1993 in connection with the Company's conversion to a REIT.

                The Company administers all operating functions, including leasing, management, construction, finance, legal, accounting and data processing, from its executive offices (other than the leasing of the Company's three Texas properties, which is done by an employee locally).

                The Company's principal executive offices are located at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663; telephone (201) 587-1000.

                RELATIONSHIP WITH ALEXANDER'S

                On March 2, 1995, following bankruptcy court approval of the loan and management arrangements described below, the Company purchased all of the 1,353,468 shares of common stock of Alexander's, Inc. ("Alexander's") owned by Citibank, N.A. ("Citibank") for $40.50 per share in cash (the "Acquisition"), representing 27.1% of the outstanding common stock of Alexander's. After the Acquisition, the Company owns 29.3% of the outstanding shares of common stock of Alexander's. Interstate Properties, which owns 31% of the common shares of beneficial interest of the Company, currently owns 27.1% of the outstanding shares of Alexander's common stock. Alexander's common stock is listed on the New York Stock Exchange under the symbol "ALX". Alexander's will elect to qualify as a REIT in 1995.

                Alexander's owns eight properties (where its former department stores were located) consisting of (i) 39.3 acres at the intersection of Routes 4 and 17 in Paramus, New Jersey to be redeveloped into a shopping center, (ii) a 359,000 square foot building (currently being rehabed) leased to Sears, Caldor and Marshalls on Queens Boulevard and 63rd Road in Rego Park, Queens, New York together with one and one-half square blocks of vacant adjacent land, (iii) a general partnership interest and a 92% limited partnership interest in the square block, including a 418,000 square foot building, between Lexington Avenue and Third Avenue and 58th and 59th Street in Manhattan, New York, to be developed, (iv) 50% of the 427,000 square feet of mall stores at the Kings Plaza regional shopping center on Flatbush Avenue in Brooklyn, New York,
(v) a 320,000 square foot anchor store which is one of the two anchor stores at the Kings Plaza regional shopping center, which is to be redeveloped, (vi) a 303,000 square foot building leased to Caldor on Fordham Road in the Bronx, New York, (vii) 177,000 square foot building subleased to Caldor at Roosevelt Avenue and Main Street in Flushing, New York and (viii) 173,000 square foot building leased to Conways located at Third Avenue and 157th Street in the Bronx, New York.

                The Company and Alexander's have entered into a three year management and development agreement (the "Management Agreement") under which the Company has agreed to manage all Alexander's business affairs and manage and develop Alexander's properties for an annual fee of $3,000,000; plus 6% of development costs with a minimum guaranteed fee for the development portion of $1,650,000 in the first year and $750,000 in each of the second and third years. Pursuant to the Management Agreement, Mr. Roth, the Company's
Chairman and Chief Executive Officer, also became Chief Executive Officer of Alexander's.

                The fees pursuant to the Management Agreement discussed above, are in addition to leasing fees the Company receives from Alexander's under a leasing agreement in effect since 1992. The term of the leasing agreement has been extended to be co-terminus with the term of the Management Agreement.

                On March 15, 1995, the Company and a bank lent Alexander's $75,000,000 in a secured financing, of which $45,000,000 was funded by the Company and the balance was funded by the bank. The Company's loan, which is subordinate to that of the bank, has a three year term and bears interest at 16.43% per annum for the first two years and at a fixed rate for the third year of 992 basis points over one year treasury bills. In addition, Alexander's paid a loan origination fee of $1,500,000 to the Company.

                In connection with the Acquisition, the Company and Interstate are restricted for three years from owning in excess of two-thirds of Alexander's common stock or entering into certain other transactions with Alexander's, without the consent of the independent directors of Alexander's.

ITEM 1.          BUSINESS - continued

                 COMPETITION

                The leasing of real estate is highly competitive. The principal means of competition are price, location and the nature and condition of the facility to be leased. The Company directly competes with all lessors and developers of similar space in the areas in which its properties are located.

                 ENVIRONMENTAL REGULATIONS

                See "Note 10 - Contingencies" to the Consolidated Financial Statements at page 30.

                 EMPLOYEES

                The Company employs 64 people.

                 SEGMENT AND OTHER FINANCIAL DATA

                "Note 11 - Business Segments" to the Consolidated Financial Statements at page 30, and the information concerning financial condition contained in the statement "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" at page 13, are incorporated herein by reference. Vornado engages in no foreign operations.

ITEM 2.   PROPERTIES

          The Company leases 27,000 square feet in Saddle Brook, New Jersey for use as its executive offices.

          The following table sets forth certain information as of December 31, 1994 relating to the properties owned by the Company.

                                                 YEAR                                   LEASABLE    GROUND     NUMBER
                                              ORIGINALLY       TYPE OF        LAND      BUILDING    LEASED      OF
                                               DEVELOPED      OWNERSHIP       AREA        AREA       AREA     TENANTS
                       LOCATION               OR ACQUIRED     INTEREST       (ACRES)    (SQ. FT)   (SQ. FT)   12/31/94
- -------------------------------------------------------------------------------------------------------------------------
SHOPPING
CENTERS

NEW              Atlantic City                   1965           Fee            17.7      135,774         -         2
 JERSEY
                 Bordentown                      1958           Fee            31.2      178,678         -         3


                 Bricktown                       1968           Fee            23.9      259,888     2,764        20


                 Cherry Hill                     1964           Fee            37.6      231,142    63,511        13



                 Delran                          1972           Fee            17.5      167,340     1,200         4

                 Dover                           1964           Fee            19.6      172,673         -        11


                 East Brunswick                  1957           Fee            19.2      219,056    10,400         7


                 East Hanover                    1962           Fee            24.6      271,066         -        15



                 Hackensack                      1963           Fee            21.3      189,699    59,249        17



                 Jersey City                     1965           Fee            16.7      222,478     3,222        11


                 Kearny                          1959           Fee            35.3       41,518    62,471         6


                 Lawnside                        1969           Fee            16.4      142,136         -         2

                 Lodi                            1975           Fee             8.7      130,000         -         1


                 Manalapan                       1971           Fee            26.3      194,265     2,000         7


                 Marlton                         1973           Fee            27.8      173,238     6,836         9


                 Middletown                      1963           Fee            22.7      179,584    52,000        20


                 Morris Plains                   1985           Fee            34.8      171,493     1,000        17

                 North Bergen                    1959           Fee             4.6        6,515    55,597         3

                 North Plainfield                1989      Ground Lease        28.7      217,360         -        12


                 Totowa                          1957           Fee            40.5      201,471    93,613         6


                                                 AVERAGE                                              LEASE
                                                ANNUALIZED                        PRINCIPAL         EXPIRATION/
                                                BASE RENT       PERCENT            TENANTS            OPTION
                       LOCATION               PER SQ.FT. (1)   LEASED (1)   (OVER 40,000 SQ. FT.)   EXPIRATION
- ---------------------------------------------------------------------------------------------------------------
SHOPPING
CENTERS

NEW              Atlantic City                    $4.81           90%       Sam's Wholesale          1999
 JERSEY
                 Bordentown                        5.19          100%       Bradlees  (2) (3)        2001/2021
                                                                            Shop-Rite                2011/2016

                 Bricktown                        10.12          100%       Caldor                   2008/2028
                                                                            Shop-Rite                2002/2017

                 Cherry Hill                       7.45           93%       Bradlees (2) (3)         2006/2026
                                                                            Shop & Bag               2007/2017
                                                                            Toys "R" Us (4)          2012/2042

                 Delran                            5.11           92%       Sam's Wholesale          2011/2021

                 Dover                             5.38           98%       Jamesway                 2003/2013
                                                                            Shop-Rite                2012/2022

                 East Brunswick                    8.98          100%       Bradlees (3)             2003/2023
                                                                            Shoppers World           2007/2012

                 East Hanover                      9.65           98%       Home Depot               2009/2019
                                                                            Pathmark                 2001/2024
                                                                            Todays Man               2009/2014

                 Hackensack                       14.03          100%       Bradlees (3)             2012/2017
                                                                            Channel                  2003/2013
                                                                            Pathmark                 2014/2024

                 Jersey City                      10.76           99%       Bradlees (3)             2002/2022
                                                                            Shop-Rite                2008/2028

                 Kearny                            7.69          100%       Pathmark                 2013/2033
                                                                            Channel (4)              2008

                 Lawnside                          8.74          100%       Home Depot               2012/2027

                 Lodi                              8.37          100%       National                 2013/2023
                                                                            Wholesale Liq.

                 Manalapan                         8.77          100%       Bradlees (3)             2002/2022
                                                                            Grand Union              2012/2022

                 Marlton                           7.46           98%       Bradlees  (2) (3)        2011/2031
                                                                            Shop-Rite                1999/2009

                 Middletown                       10.27           97%       Bradlees (3)             2002/2022
                                                                            Grand Union              2009/2029

                 Morris Plains                    10.63           97%       Caldor                   2002/2023

                 North Bergen                     25.78          100%       Waldbaum's               2012/2032

                 North Plainfield                  7.96           92%       K Mart                   2006/2016
                                                                            Pathmark                 2001/2011

                 Totowa                           13.70           95%       Bradlees (3)             2013/2028
                                                                            Home Depot (5)             -

                                                 YEAR                                   LEASABLE    GROUND     NUMBER
                                              ORIGINALLY       TYPE OF        LAND      BUILDING    LEASED      OF
                                               DEVELOPED      OWNERSHIP       AREA        AREA       AREA     TENANTS
                       LOCATION               OR ACQUIRED     INTEREST       (ACRES)    (SQ. FT)   (SQ. FT)   12/31/94
- -----------------------------------------------------------------------------------------------------------------------
SHOPPING         Turnersville                    1974           Fee            23.3       89,453     6,513         3
CENTERS
                 Union                           1962           Fee            24.1      257,045         -        12


                 Vineland                        1966           Fee            28.0      143,257         -         6


                 Watchung                        1959           Fee            53.8       23,500   115,660         2

                 Woodbridge                      1959           Fee            19.7      232,755     3,614        11


NEW YORK         14th Street and Union
                       Square, Manhattan         1993           Fee             0.8      231,770         -         1

                 Albany (Menands)                1965           Fee            18.6      140,529         -         2


                 Buffalo (Amherst)               1968      Ground Lease        22.7      184,832   100,034         7
                                                               (90%)



                 Freeport                        1981           Fee            12.5      166,587         -         3

                 New Hyde Park                   1976        Leasehold         12.5      101,454         -         1


                 North Syracuse                  1976        Leasehold         29.4       98,434         -         1


                 Rochester (Henrietta)           1971      Ground Lease        15.0      147,812         -         2


                 Rochester                       1966           Fee            18.4      176,261         -         3

PENNSYLVANIA     Allentown                       1957           Fee            86.8      197,534    74,125        15



                 Bensalem                        1972           Fee            23.2      208,174     6,714        14

                 Bethlehem                       1966           Fee            23.0      157,212     2,654         8

                 Broomall                        1966           Fee            21.0      145,776    22,355         4

                 Glenolden                       1975           Fee            10.0      101,235         -         3

                 Lancaster                       1966           Fee            28.0      179,982         -         9


                 Levittown                       1964           Fee            12.8      104,448         -         1

                 10th and Market
                      Streets, Philadelphia      1994           Fee             1.8      271,300         -         1

                 Upper Moreland                  1974           Fee            18.6      122,432         -         1

                 York                            1970           Fee            12.0      113,294         -         3

MARYLAND         Baltimore (Belair Rd.)          1962           Fee            16.0      205,723         -         2


                 Baltimore (Towson)              1968           Fee            14.6      146,393     6,800         7

                 Baltimore (Dundalk)             1966           Fee            16.1      183,361         -        17

                                                   AVERAGE                                              LEASE
                                                  ANNUALIZED                        PRINCIPAL         EXPIRATION/
                                                  BASE RENT       PERCENT            TENANTS            OPTION
                       LOCATION                 PER SQ.FT. (1)   LEASED (1)   (OVER 40,000 SQ. FT.)   EXPIRATION
- -----------------------------------------------------------------------------------------------------------------
SHOPPING         Turnersville                        4.67          100%       Bradlees (2) (3)         2011/2031
CENTERS
                 Union                              14.87          100%       Bradlees (3)             2002/2022
                                                                              Toys "R" Us              2015

                 Vineland                            4.74          100%       Jamesway                 1998/2018
                                                                              Channel                  2005/2010

                 Watchung                           17.20          100%       B.J. Wholesale           2024

                 Woodbridge                          9.16           99%       Bradlees  (3)            2002/2022
                                                                              Foodtown (4)             2007/2014

NEW YORK         14th Street and Union
                       Square, Manhattan             9.92          100%       Bradlees                 2019/2029

                 Albany (Menands)                    5.79          100%       Norstar Bank             2004/2014
                                                                              Grand Union (6) (4)      2000

                 Buffalo (Amherst)                   5.67           92%       Media Play               2002/2017
                                                                              MJ Design (5)              -
                                                                              Toys "R" Us              2013
                                                                              T.J. Maxx                1999

                 Freeport                           10.81          100%       Home Depot               2011/2021

                 New Hyde Park                       7.51          100%       Bradlees                 2019/2029


                 North Syracuse                         -          100%       Reisman Properties       2014
                                                                                (owner of shopping
                                                                                center)

                 Rochester (Henrietta)               5.22           68%       Hechinger                2005/2025
                                                                              Marshalls (4)            1998/2003

                 Rochester                           6.01           55%       Hechinger                2005/2025

PENNSYLVANIA     Allentown                           8.18          100%       Hechinger                2011/2031
                                                                              Shop-Rite                2011/2021
                                                                              Burlington Coat
                                                                              Factory                  2017

                 Bensalem                            6.21           89%       Bradlees  (2) (3) (6)    2011/2031

                 Bethlehem                           5.12           45%       Pathmark                 2000/2023

                 Broomall                            6.33           89%       Bradlees  (2) (3)        2006/2026

                 Glenolden                           9.72          100%       Bradlees  (2) (3)        2012/2022

                 Lancaster                           4.28           99%       Jamesway                 2013
                                                                              Weis Markets             1998/2018

                 Levittown                           4.67          100%       Bradlees   (2) (3)       2006/2026

                 10th and Market
                      Streets, Philadelphia           -             62%       Clover  (5)                -

                 Upper Moreland                      7.50          100%       Sam's Wholesale (2)      2010/2015

                 York                                4.46          100%       Builders Square          2009/2018

MARYLAND         Baltimore (Belair Rd.)              5.95           65%       Big B Food               1999/2004
                                                                              Warehouse

                 Baltimore (Towson)                  9.25          100%       Staples                  2004

                 Baltimore (Dundalk)                 6.35          100%       Various Tenants            -

                                                 YEAR                                   LEASABLE    GROUND     NUMBER
                                              ORIGINALLY       TYPE OF        LAND      BUILDING    LEASED      OF
                                               DEVELOPED      OWNERSHIP       AREA        AREA       AREA     TENANTS
                       LOCATION               OR ACQUIRED     INTEREST       (ACRES)    (SQ. FT)   (SQ. FT)   12/31/94
- -----------------------------------------------------------------------------------------------------------------------
SHOPPING         Glen Burnie                     1958           Fee            21.2      117,369     3,100         5
CENTERS

                 Hagerstown                      1966           Fee            13.9      133,343    14,965         4


CONNECTICUT      Newington                       1965           Fee            19.2      134,229    45,000         5



                 Waterbury                       1969           Fee            19.2      139,717     2,645        10



MASSACHUSETTS    Chicopee                        1969           Fee            15.4      112,062     2,851         3

                 Milford                         1976        Leasehold         14.7       83,000         -         1

                 Springfield                     1966           Fee            17.4            -   117,044         1


TEXAS            Lewisville                      1990           Fee            13.3       34,893     1,204        15

                 Mesquite                        1990           Fee             5.5       71,246         -        13

                 Dallas                          1990           Fee             9.9       99,733         -         9

                                                                            -------   ----------   -------       ---
                 Total Shopping Centers                                     1,187.5    8,561,519   939,141       391
                                                                            -------   ----------   -------       ---

WAREHOUSE/       E. Brunswick                    1972           Fee            16.1      325,800         -         1
INDUSTRIAL

                 E. Hanover                    1963-1967        Fee            45.5      941,429         -         8

                 Edison                          1982           Fee            18.7      272,071         -         1

                 Garfield                        1959           Fee            31.6      486,620         -         3

                 Total Warehouse/                                           -------   ----------   -------       ---
                      Industrial                                              111.9    2,025,920         -        13
                                                                            -------   ----------   -------       ---

OTHER            Paramus                         1987       Ground Lease        3.4      118,225         -        22
PROPERTIES
                 Montclair                       1972           Fee             1.6       16,928         -         -

                 Rahway                          1972        Leasehold            -       32,000         -         1
                                                                            -------   ----------   -------       ---
                 Total Other Properties                                         5.0      167,153         -        23
                                                                            -------   ----------   -------       ---
                 Grand Total                                                1,304.4   10,754,592   939,141       427
                                                                            =======   ==========   =======       ===


                                                   AVERAGE                                              LEASE
                                                  ANNUALIZED                        PRINCIPAL         EXPIRATION/
                                                  BASE RENT       PERCENT            TENANTS            OPTION
                       LOCATION                 PER SQ.FT. (1)   LEASED (1)   (OVER 40,000 SQ. FT.)   EXPIRATION
- -----------------------------------------------------------------------------------------------------------------
SHOPPING         Glen Burnie                         5.77          100%       Rickel Home              2005
CENTERS                                                                       Center (6)

                 Hagerstown                          2.81           85%       Pharmhouse               2008/2012
                                                                              Weis Markets             1999/2009

CONNECTICUT      Newington                           5.87          100%       Bradlees (3)             2002/2022
                                                                              Rickel Home              2007/2027
                                                                               Center

                 Waterbury                           7.58          100%       Toys "R" Us              2010
                                                                              Finast                   2003/2018
                                                                              Supermarkets

MASSACHUSETTS    Chicopee                            4.85          100%       Bradlees (3)             2002/2022

                 Milford                             5.01          100%       Bradlees (3)             2004/2009

                 Springfield                            -          100%       Wal*Mart                 2018/2092


TEXAS            Lewisville                         12.64          100%       Albertson's  (7)         2055

                 Mesquite                           13.25           93%

                 Dallas                              9.23           85%       Albertson's  (7)         2055

                                                    -----          ----
                 Total Shopping Centers              8.05           94%
                                                    -----          ----

WAREHOUSE/       E. Brunswick                        1.77           97%       Popsicle Playwear        2000/2005
INDUSTRIAL                                                                    IFB Apparel, Inc. (5)      -

                 E. Hanover                          4.06           61%       Various Tenants            -

                 Edison                              2.49          100%       White Cons. Ind.,Inc.    1995/1998

                 Garfield                            3.34           38%       Popular Services         1997
                                                                              & Various Tenants
                 Total Warehouse/                   -----          ----
                      Industrial                     3.20           67%
                                                    -----          ----

OTHER            Paramus                            16.57           64%
PROPERTIES
                 Montclair                              -          100%       (5)                        -

                 Rahway                              4.88          100%
                                                    -----          ----
                 Total Other Properties             13.01           75%
                                                    -----          ----
                 Grand Total                        $7.42           89%
                                                    =====          ====

(1) Average annualized base rent per square foot does not include rent for leases which have not commenced as of December 31, 1994 or rent for ground leases (which leases are included in percent leased).

(2) The tenant at these locations has subleased or assigned its space from Montgomery Ward & Co., Inc. which remains liable under the lease for that portion of the rent not exceeding the rent previously payable by Montgomery Ward.

(3)  These leases are guaranteed by the Stop & Shop Companies, Inc.

(4)  Tenant occupies between 30,000 and 39,000 square feet.

(5) These leases had not commenced as of December 31, 1994 and are not included in the "number of tenants" column.

(6) The tenant has ceased operations at these locations but continues to pay rent.

(7)  Square footage excludes Albertson's which owns its land and building.

          INSURANCE

          The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with policy specifications and insured limits customarily carried for similar properties. Management of the Company believes that the Company's insurance coverage conforms to industry norms.


ITEM 3.   LEGAL PROCEEDINGS

          The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition or results of operations.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT



       The following is a list of the names, ages, principal occupations and positions with Vornado of the executive officers of Vornado and the positions held by such officers during the past five years. All executive officers of Vornado have terms of office which run until the next succeeding meeting of the Board of Trustees of Vornado following the Annual Meeting of Shareholders unless they are removed sooner by the Board.



                                       Principal Occupation, Position and Office
                                       (current and during past five years with
  Name                 Age             Vornado unless otherwise stated)
  ----                 ---             -----------------------------------------

Steven Roth             53             Chairman of the Board and Chief Executive
                                       Officer; Chairman of the Executive
                                       Committee of the Board; a General Partner
                                       of Interstate Properties, a developer and
                                       operator of shopping centers and an
                                       investor in securities and partnerships.


Richard T. Rowan        48             Vice President - Real Estate

Joseph Macnow           49             Vice President - Chief Financial Officer



                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Vornado's common shares are traded on the New York Stock Exchange.

Quarterly price ranges of the common shares and dividends per share paid for the years ended December 31, 1994 and 1993 were as follows:


- -------------------------------------------------------------------------------------------
                       YEAR ENDED                                     YEAR ENDED
                    DECEMBER 31, 1994                             DECEMBER 31, 1993
- -------------------------------------------------------------------------------------------
Quarter       High        Low       Dividends              High      Low        Dividends *
- -------------------------------------------------------------------------------------------
1st          $36.50      $31.50        $.50               $34.82     $24.83         $.31

2nd           37.50       32.25         .50                41.50      33.00          .31

3rd           37.50       34.00         .50                42.00      35.00          .44

4th           35.88       30.50         .50                41.25      32.25          .44
- -------------------------------------------------------------------------------------------


* Does not include a special dividend of $3.36 per share of accumulated earnings and profits paid in June 1993.

  The approximate number of record holders of common shares of Vornado at December 31, 1994, was 2,000.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                                         Year Ended
                                           ------------------------------------------------------------------------
                                           December 31,   December 31,   December 31,   December 31,   December 31,
                                                   1994           1993           1992           1991        1990(1)
- -------------------------------------------------------------------------------------------------------------------
OPERATING DATA                                       (in thousands, except share and per share amounts)
  Revenues:
    Property rentals                        $    70,755    $    67,213    $    63,186    $    61,371    $    58,524
    Expense reimbursements                       21,784         19,839         17,898         16,865         16,938
    Other income                                  1,459          1,738            913            262            111
- -------------------------------------------------------------------------------------------------------------------
    Total Revenues                               93,998         88,790         81,997         78,498         75,573
- -------------------------------------------------------------------------------------------------------------------
  Expenses:
   Operating                                     30,223         27,994         27,587         25,848         25,393
   Depreciation and amortization                  9,963          9,392          9,309          9,115          8,491
   General and administrative                     6,495          5,890          4,612          4,770          6,121
   Costs incurred in connection with
    the merger Vornado, Inc. into
    Vornado Realty Trust                             --            856             --             --             --
   Cost incurred upon exercise of a
    stock option by an officer and
    subsequent repurchase of a portion
    of the shares                                    --             --         15,650             --             --
- -------------------------------------------------------------------------------------------------------------------
  Total Expenses                                 46,681         44,132         57,158         39,733         40,005
- -------------------------------------------------------------------------------------------------------------------
  Operating income                               47,317         44,658         24,839         38,765         35,568
  Interest and dividend income                    7,489         11,620          8,555          9,303         12,125
  Interest and debt expense                     (14,209)       (31,155)       (33,910)       (34,930)       (35,120)
  Net gain (loss) on marketable securities          643            263          2,779          4,862         (1,836)
- -------------------------------------------------------------------------------------------------------------------
  Income from continuing operations before
   income taxes and extraordinary item           41,240         25,386          2,263         18,000         10,737
  Provision (benefit) for income taxes               --         (6,369)         1,080          7,527          4,414
- -------------------------------------------------------------------------------------------------------------------
  Income from continuing operations
   before extraordinary item                $    41,240    $    31,755    $     1,183    $    10,473    $     6,323
- -------------------------------------------------------------------------------------------------------------------
  Weighted average number
   of shares outstanding                     21,853,720     19,790,448     16,559,330     16,324,895     16,357,643
  Income per share from
   continuing operations                    $      1.89    $      1.60    $       .07    $       .64    $       .39
  Cash dividends declared                          2.00           1.50*          1.15           1.08            .27
* Does not include special dividend of
  $3.36 per share of accumulated earnings
  and profits paid in June 1993.

BALANCE SHEET DATA
  As at:
  Total assets                              $   393,538    $   385,830    $   420,616    $   393,447    $   387,866
  Real estate, at cost                          365,832        340,415        314,651        305,123        303,511
  Accumulated depreciation                      128,705        118,742        111,142        103,520        100,501
  Long-term debt                                234,160        235,037        341,701        345,608        357,459
  Shareholders' equity (deficit)                116,688        115,737         (3,242)         8,125         15,421
- -------------------------------------------------------------------------------------------------------------------
OTHER DATA
  Funds from operations (2):
    Income from continuing operations
     before income taxes and
     extraordinary item                     $    41,240    $    25,386    $     2,263    $    18,000    $    10,737
     Depreciation and amortization
      (including debt issuance costs)            10,839         11,435         11,470         11,279         10,691
     Straight-lining of rental income            (2,181)        (2,200)        (2,200)        (2,200)        (2,109)
      (Gains)/losses on sale of
       securities available for sale                (51)          (263)          (846)        (1,932)         3,295
      Costs incurred in connection with
       the merger/upon exercise of a
       stock option                                  --            856         15,650            --              --
- -------------------------------------------------------------------------------------------------------------------
  Funds from operations                     $    49,847    $    35,214    $    26,337    $    25,147    $    22,614
- -------------------------------------------------------------------------------------------------------------------


                                                            Eleven Months
                                                                 Ended
                                                             December 31,
                                                                1990(1)
- -------------------------------------------------------------------------
OPERATING DATA         (in thousands, except share and per share amounts)
  Revenues:
    Property rentals                                       $    53,768
    Expense reimbursements                                      15,468
    Other income                                                   111
- ----------------------------------------------------------------------
    Total Revenues                                              69,347
- ----------------------------------------------------------------------
  Expenses:
   Operating                                                    23,101
   Depreciation and amortization                                 7,824
   General and administrative                                    5,527
   Costs incurred in connection with
    the merger Vornado, Inc. into
    Vornado Realty Trust                                            --
   Cost incurred upon exercise of a
    stock option by an officer and
    subsequent repurchase of a portion
    of the shares                                                   --
- ----------------------------------------------------------------------
  Total Expenses                                                36,452
- ----------------------------------------------------------------------
  Operating income                                              32,895
  Interest and dividend income                                  11,051
  Interest and debt expense                                    (32,189)
  Net gain (loss) on marketable securities                          (3)
- ----------------------------------------------------------------------
  Income from continuing operations before
   income taxes and extraordinary item                          11,754
  Provision (benefit) for income taxes                           4,827
- ----------------------------------------------------------------------
  Income from continuing operations
   before extraordinary item                               $     6,927
- ----------------------------------------------------------------------
  Weighted average number
   of shares outstanding                                    16,357,643
  Income per share from
   continuing operations                                   $       .42
  Cash dividends declared                                          .27
* Does not include special dividend of $3.36 per
  share of acumulated earnings
  and profits paid in June 1993.
BALANCE SHEET DATA
  As at:
  Total assets                                             $   387,866
  Real estate, at cost                                         303,511
  Accumulated depreciation                                     100,501
  Long-term debt                                               357,459
  Shareholders' equity (deficit)                                15,421
- ----------------------------------------------------------------------
OTHER DATA
  Funds from operations (2):
    Income from continuing operations
     before income taxes and
     extraordinary item                                    $    11,754
     Depreciation and amortization
      (including debt issuance costs)                            9,746
     Straight-lining of rental income                           (1,933)
      (Gains)/losses on sale of
       securities available for sale                             1,443
      Costs incurred in connection with
       the merger/upon exercise of a
       stock option
- ----------------------------------------------------------------------
 Funds from operations                                     $    21,010
- ----------------------------------------------------------------------

(1) In 1990, the Company changed to a calendar year end from a fiscal year ending on the last Saturday in January. The amounts for the year ended December 31, 1990 are included for comparative purposes only.

(2) Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.

Amounts included in revenues and expenses have been reclassified to conform with the current year's presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 1994
  AND DECEMBER 31, 1993

Funds from operations improved to $49,847,000 in 1994 from $35,214,000 in 1993, an increase of $14,633,000 or 41.5%.

Funds from operations is defined as income from continuing operations before income taxes plus depreciation and amortization (including debt issuance costs) less straight-lining of rents and realized gains on securities available for sale and excluding costs incurred in connection with the merger of Vornado, Inc. into Vornado Realty Trust in 1993. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Nonetheless, management considers funds from operations an appropriate supplemental measure of the Company's operating performance.

The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $93,998,000 in 1994, compared to $88,790,000 in 1993, an increase of $5,208,000 or 5.9%.

Property rentals from shopping centers were $63,778,000 in 1994, compared to $60,919,000 in 1993, an increase of $2,859,000 or 4.7%. This increase resulted from rental step-ups in leases which are not subject to the straight-line method of revenue recognition of $1,700,000 and $1,300,000 of rents from tenants at expansions of shopping centers. Property rentals from new tenants were approximately the same as property rentals lost from vacating tenants. Property rentals from the remainder of the portfolio were $6,090,000 in 1994 as compared to $5,340,000 in 1993, an increase of $750,000 or 14.0%. This increase resulted primarily from property rentals received from new tenants exceeding property rentals lost from vacating tenants. Percentage rent was $887,000 in 1994 as compared to $954,000 in 1993.

Tenant expense reimbursements were $21,784,000 in 1994, compared to $19,839,000 in 1993, an increase of $1,945,000. This increase reflects a corresponding increase in operating expenses passed through to tenants.


Other income was greater in 1993 than in 1994 primarily as a result of reimbursements recognized under the Company's leasing agreement with Alexander's in 1993.

Operating expenses were $30,223,000 in 1994 as compared to $27,994,000 in 1993, an increase of $2,229,000. This increase resulted primarily from an increase in real estate taxes, snow removal costs and other common area maintenance charges.

Depreciation and amortization expense increased in 1994 primarily as a result of the completion of property expansions.

General and administrative expenses were $6,495,000 in 1994 as compared to $5,890,000 in 1993, an increase of $605,000. This increase resulted from higher professional fees and payroll.

Investment income from cash and cash equivalents, and marketable securities, net of amounts due for U.S. Treasury obligations (collectively, "Liquid Investments"), was $8,132,000 in 1994 compared to $11,883,000 in 1993, a decrease of $3,751,000 or 31.6%. The change in investment income resulted primarily from a decrease in interest and dividend income of $4,131,000 as a result of lower average investments due to the use of approximately $100,000,000 to reduce debt in November 1993, partially offset by an increase in net gains on marketable securities.

Interest and debt expense was $14,209,000 in 1994 as compared to $31,155,000 in 1993, a decrease of $16,946,000 or 54.3%. Of this decrease, (i) $14,586,000 resulted from the refinancing of a blanket mortgage loan (see Note 6), and (ii) $1,300,000 resulted from an increase in capitalized interest during construction.

The Company operates in a manner intended to enable it to continue to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended (the "Code"). Under those sections, a REIT which distributes at least 95% of its REIT taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to its shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required. In 1993, as

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS - (continued)

a result of the Company's conversion to a REIT, the deferred tax balance of $6,369,000 at December 31, 1992 was reversed.

RESULTS OF OPERATIONS YEARS ENDED DECEMBER 31, 1993 AND DECEMBER 31, 1992

Funds from operations improved to $35,214,000 in 1993 from $26,337,000 in 1992, an increase of $8,877,000 or 33.7%.

The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $88,790,000 in 1993, compared to $81,997,000 in 1992, an increase of $6,793,000 or 8.3%.

Property rentals from shopping centers were $60,919,000 in 1993, compared to $56,185,000 in 1992, an increase of $4,734,000 or 8.4%. This increase resulted from rental step-ups in existing tenant leases which are not subject to the straight-line method of revenue recognition of $2,061,000 and property rentals received from new tenants exceeding property rentals lost from vacating tenants. Property rentals from the remainder of the portfolio were $5,340,000 in 1993 as compared to $6,316,000 in 1992, a decrease of $976,000 or 15.4%. Of this decrease (i) $477,000 resulted from the closing of the outlet department store at the Company's Watchung, New Jersey location on June 1, 1993 as part of a redevelopment plan (see Liquidity and Capital Resources) and (ii) $499,000 resulted from the excess of property rentals lost from vacating tenants over property rentals received from new tenants. Percentage rent was $954,000 in 1993 as compared to $685,000 in 1992.

Tenant expense reimbursements were $19,839,000 in 1993, compared to $17,898,000 in 1992, an increase of $1,941,000. This increase relates to a corresponding increase in operating expenses passed through to tenants and reimbursements from tenants under leases which commenced subsequent to January 1, 1992.

Other income increased as a result of reimbursements of $750,000 recognized in 1993 under the Company's leasing agreement with Alexander's and a full year of management fees received from Interstate Properties in 1993 as compared to a partial year in 1992.

Operating expenses were $27,994,000 in 1993 as compared to $27,587,000 in 1992, an increase of $407,000. This increase resulted primarily from a rise in real estate taxes offset by savings of $500,000 in connection with the closing of the abovementioned outlet department store.

Depreciation and amortization expense for 1993 did not change significantly from 1992.

General and administrative expenses were $5,890,000 in 1993 as compared to $4,612,000 in 1992, an increase of $1,278,000. This increase resulted from increases in (i) payroll of $500,000, of which $300,000 was applicable to employees added in connection with the management of Interstate Properties (see other income above), (ii) professional fees of $408,000 and (iii) general corporate office expenses of $370,000.

In connection with the merger of Vornado, Inc. into Vornado Realty Trust, the Company incurred costs of $856,000.

Investment income from Liquid Investments was $11,883,000 in 1993 compared to $11,334,000 in 1992, an increase of $549,000 or 4.8%. The change in investment income resulted primarily from an increase in interest and dividend income of $3,065,000 offset by a decrease in net gains on the sale of marketable securities of $2,516,000 (including $1,932,000 from the Company's former investment in a limited partnership, which was liquidated at December 31, 1992 at book value for cash). Of the increase in interest and dividend income, $1,912,000 was attributable to interest income earned on the net proceeds from the issuance of 5,211,700 common shares of beneficial interest in May 1993, net of a distribution of accumulated earnings and profits and working capital used to prepay a blanket mortgage loan. The balance of the increase resulted from the mix of other investments.

Interest and debt expense was $31,155,000 in 1993 as compared to $33,910,000 in 1992, a decrease of $2,755,000 or 8.1%. Of this decrease, (i) $1,600,000 resulted from the refinancing of a blanket mortgage loan (see Note 6), and (ii) $282,000 was due to an increase in capitalized interest during construction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1994, the Company had Liquid Investments of $77,600,000 (excluding unrealized gains on securities available for sale) compared to $100,400,000 at December 31, 1993, a decrease of $22,800,000. The decrease in Liquid Investments resulted primarily from (i) dividends paid to shareholders of $43,200,000 and (ii) capital expenditures of $25,400,000 exceeding net cash provided from operating activities of $46,900,000.

The major items of capital expenditures for 1994 were (i) $11,400,000 for expansions in three shopping centers, (ii) $3,900,000 for the acquisition of a building in Philadelphia, Pennsylvania and (iii) $2,100,000 for the tenant improvements at the Company's retail property at 14th Street in Manhattan, New York. The Company has budgeted approximately $13,500,000 for investment over the next two years of which $10,000,000 is for future expansions and $2,000,000 is for tenant improvements at the Company's retail property in Philadelphia, noted above. In addition, the Company will continue its program of upgrading its shopping centers by refurbishing its parking lots (including resurfacing, new lighting, updated landscaping, islands and curbing) and re-roofing of buildings, the cost of which will be substantially reimbursed by tenants in accordance with existing lease terms.

In July 1992, the Company was retained by Alexander's Inc. to act as a special real estate consultant. The Company is due approximately $12,400,000 for transactions completed to date. Of this amount, the Company was due to receive $500,000 on July 1, 1994 but has not received such payment. The balance of $11.9 million will be payable over a seven year period in an amount not to exceed $2,500,000 in any calendar year until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993 or at the time the transactions which gave rise to the commissions occurred, if later. Such receipts are subject to payment of rents by the underlying tenants pursuant to the leases and to the prior satisfaction of all payments to which certain creditors of Alexander's are entitled under the plan of reorganization confirmed by such creditors (see Notes 13-D and 17).

On March 2, 1995, following bankruptcy court approval of the loan and management arrangements described below, the Company purchased all of the 1,353,468 shares of common stock of Alexander's, Inc. ("Alexander's") owned by Citibank, N.A. ("Citibank") for $40.50 per share in cash (the "Acquisition"), representing 27.1% of the outstanding common stock of Alexander's. After the Acquisition, the Company owns 29.3% of the outstanding shares of common stock of Alexander's. Interstate Properties, which owns 31% of the common shares of beneficial interest of the Company, currently owns 27.1% of the outstanding shares of Alexander's common stock.

The Company and Alexander's have entered into a three year management and development agreement (the "Management Agreement") under which the Company has agreed to manage all Alexander's business affairs and manage and develop Alexander's properties for an annual fee of $3,000,000; plus 6% of development costs with a minimum guaranteed fee for the development portion of $1,650,000 in the first year and $750,000 in each of the second and third years.

The fees pursuant to the Management Agreement discussed above, are in addition to leasing fees the Company receives from Alexander's under a leasing agreement in effect since 1992. The term of the leasing agreement has been extended to be co-terminus with the term of the Management Agreement.

On March 15, 1995, the Company and a bank lent Alexander's $75,000,000 in a secured financing, of which $45,000,000 was funded by the Company and the balance was funded by the bank. The Company's loan, which is subordinate to that of the bank, has a three year term and bears interest at 16.43% per annum for the first two years and at a fixed rate for the third year of 992 basis points over one year treasury bills. In addition, Alexander's paid a loan origination fee of $1,500,000 to the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


On February 27, 1995, the Company entered into a three year unsecured revolving credit facility with a bank providing for borrowings of up to $75,000,000. Borrowings bear annual interest, at the Company's election, at Libor plus 1.50% or the higher of the federal funds rate plus 1% or prime rate plus .50%. At March 15, 1995, the Company had borrowed $60,000,000 under the agreement.

In May 1994, the Company's shelf registration statement relating to $350,000,000 of securities became effective.

The Company anticipates that cash from continuing operations, working capital, borrowings under its revolving credit facility and/or proceeds from the issuance of securities under the Company's shelf registration statement will be adequate to fund its business operations, capital expenditures, continuing debt service obligations, the payment of dividends and the Alexander's transactions noted above.

ECONOMIC CONDITIONS

Substantially all of the Company's leases contain step-ups in rent. Such rental increases are not designed to, and in many instances do not, approximate the cost of inflation, but do have the effect of mitigating the adverse impact of inflation. In addition, substantially all of the Company's leases contain provisions that require the tenant to reimburse the Company for the tenant's share of common area charges (including roof and structure, unless it is the tenant's direct responsibility) and real estate taxes thus passing through to the tenants the effects of inflation on such expenses.

Inflation did not have a material effect on the Company's results for the periods presented.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

                                                                                     Page
                                                                                     ----
             Independent Auditors' Report                                              18

             Consolidated Balance Sheets as at December 31, 1994 and 1993              19

             Consolidated Statements of Income for the years ended
             December 31, 1994, 1993 and 1992                                          21

             Consolidated Statements of Shareholders' Equity (Deficit)
             for the years ended December 31, 1994, 1993 and 1992                      22

             Consolidated Statements of Cash Flows for the years ended
             December 31, 1994, 1993 and 1992                                          23

             Notes to Consolidated Financial Statements                                24





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

INDEPENDENT AUDITORS' REPORT



Shareholders and Board of Trustees
Vornado Realty Trust
Saddle Brook, New Jersey

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for marketable securities effective January 1, 1994 to conform to Statement of Financial Accounting Standards No. 115.




Deloitte & Touche LLP
Parsippany, New Jersey
March 9, 1995
(March 15, 1995 as to Note 17)

CONSOLIDATED BALANCE SHEETS

- -----------------------------------------------------------------------------------------
(amounts in thousands except share amounts)     DECEMBER 31, 1994       December 31, 1993
- -----------------------------------------------------------------------------------------
ASSETS:
Real estate, at cost:
      Land                                               $ 61,269            $ 60,280
      Buildings and improvements                          298,277             274,696
      Leasehold improvements and equipment                  6,286               5,439
- -----------------------------------------------------------------------------------------
            Total                                         365,832             340,415
- -----------------------------------------------------------------------------------------
      Less accumulated depreciation and
         amortization                                     128,705             118,742
- -----------------------------------------------------------------------------------------
            Real estate, net                              237,127             221,673
- -----------------------------------------------------------------------------------------
Cash and cash equivalents, including U.S.
  government obligations under
  repurchase agreements of $15,275 and $3,332              23,559              24,119
Marketable securities                                      87,206              99,130
Investment in and advances to Alexander's, Inc.             7,350               3,152
Due from officer                                            8,418               8,418
Accounts receivable, net of allowance for
  doubtful accounts of $457 and $402                        4,898               4,199
Receivable arising from the straight-lining of rents       11,807               9,626
Other assets                                               13,173              15,513
- -------------------------------------------------------------------------------------
                                                         $393,538            $385,830
- -------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------
(amounts in thousands except share amounts)               DECEMBER 31, 1994      December 31, 1993
- --------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes and mortgages payable                                        $234,160             $235,037
Due for U.S. Treasury Obligations                                    34,275               22,847
Accounts payable and accrued expenses                                 4,275                8,195
Other liabilities                                                     4,140                4,014
- --------------------------------------------------------------------------------------------------
             Total liabilities                                      276,850              270,093
- --------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
          Preferred shares of beneficial interest:
             no par value per share; authorized,
             1,000,000 shares; issued, none
          Common shares of beneficial interest:
             $.04 par value per share; authorized,
             50,000,000 shares; issued, 21,654,285
             and 21,603,266 shares                                      866                  864
          Additional capital                                        198,184              197,575
          Accumulated deficit                                       (79,513)             (77,517)
- --------------------------------------------------------------------------------------------------
                                                                    119,537              120,922

          Unrealized gains on securities available
            for sale                                                  2,336                   --
          Due from officers for purchase of common
           shares of beneficial interest                             (5,185)              (5,185)
- --------------------------------------------------------------------------------------------------
             Total shareholders' equity                             116,688              115,737
- --------------------------------------------------------------------------------------------------
                                                                   $393,538             $385,830
- --------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

- ------------------------------------------------------------------------------------------------------
                                                          YEAR ENDED       Year  Ended      Year Ended
(amounts in thousands                                   DECEMBER 31,      December 31,    December 31,
except share amounts)                                          1994              1993            1992
- ------------------------------------------------------------------------------------------------------
Revenues:
      Property rentals                                       $70,755           $67,213         $63,186
      Expense reimbursements                                  21,784            19,839          17,898
      Other income (including fee income
       from related parties of $1,144,
       $1,663 and $367)                                        1,459             1,738             913
- ------------------------------------------------------------------------------------------------------
Total revenues                                                93,998            88,790          81,997
- ------------------------------------------------------------------------------------------------------
Expenses:
      Operating                                               30,223            27,994          27,587
      Depreciation and amortization                            9,963             9,392           9,309
      General and administrative                               6,495             5,890           4,612
      Costs incurred in connection with the merger
        of Vornado, Inc. into Vornado Realty Trust                --               856              --
      Cost incurred upon exercise of a stock option
        by an officer and subsequent repurchase
        of a portion of the shares                                --                --          15,650
- ------------------------------------------------------------------------------------------------------
Total expenses                                                46,681            44,132          57,158
- ------------------------------------------------------------------------------------------------------
Operating income                                              47,317            44,658          24,839
- ------------------------------------------------------------------------------------------------------
Interest and dividend income                                   7,489            11,620           8,555
Interest and debt expense                                    (14,209)          (31,155)        (33,910)
Net gain on marketable securities                                643               263           2,779
- ------------------------------------------------------------------------------------------------------
Income from continuing operations before
  income taxes and extraordinary item                         41,240            25,386           2,263
Provision (benefit) for income taxes                              --            (6,369)          1,080
- ------------------------------------------------------------------------------------------------------
Income from continuing operations
  before extraordinary item                                   41,240            31,755           1,183
- ------------------------------------------------------------------------------------------------------
Loss from discontinued operation                                  --              (600)             --
- ------------------------------------------------------------------------------------------------------
Income before extraordinary item                              41,240            31,155           1,183
Extraordinary item - loss on
  early extinguishment of debt                                    --            (3,202)             --
- ------------------------------------------------------------------------------------------------------
      NET INCOME                                             $41,240           $27,953         $ 1,183
- ------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE based on 21,853,720,
 19,790,448, and 16,559,329 shares outstanding:
      Continuing operations                                    $1.89             $1.60            $.07
      Discontinued operation                                      --              (.03)             --
      Extraordinary item                                          --              (.16)             --
- ------------------------------------------------------------------------------------------------------
      NET INCOME                                               $1.89             $1.41            $.07
- ------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

- ---------------------------------------------------------------------------------------------------------------------------
                                                                             Unrealized
                                                                               Gains on                               Total
(amounts in thousands                                            Retained    Securities         Due    Treasury      Share-
except share amounts)                    Common    Additional    Earnings     Available        from       Stock    holders'
                                         Shares       Capital    (Deficit)     for Sale    Officers    (Deficit)     Equity
- ---------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1991                $ 608      $ 66,175   $ 124,303     $      --     $    --   $(182,961)   $  8,125
Net income                                   --            --       1,183            --          --          --       1,183
Dividends paid                               --            --     (17,541)           --          --          --     (17,541)
Acquisition of 3,300 shares of
   common stock *                            --            --          --            --          --         (89)        (89)
Common stock issued under
   employees' stock plans                    20         4,805          --            --          --          --       4,825
Due from officer for purchase
   of common shares                          --            --          --            --      (4,705)         --      (4,705)
Stock option tax benefit                     --         4,960          --            --          --          --       4,960
Three-for-two stock split                   214          (214)         --            --          --          --          --
- ---------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1992                  842        75,726     107,945            --      (4,705)   (183,050)     (3,242)
Net income                                   --            --      27,953            --          --          --      27,953
Net proceeds from issuance
   of common shares                         208       171,843          --            --          --          --     172,051
Distribution of accumulated
   earnings and profits                      --            --     (54,022)           --          --          --     (54,022)
Dividends paid                               --            --     (30,460)           --          --          --     (30,460)
Retirement of common stock
   held in treasury                        (200)      (53,917)   (128,933)           --          --     183,050          --
Common shares issued under
   employees' share plans                    14         3,923          --            --          --          --       3,937
Due from officers for purchase
   of common shares                          --            --          --            --        (480)         --        (480)
- ---------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1993                  864       197,575     (77,517)           --      (5,185)         --     115,737
Unrealized gains on securities
   available for sale at
   January 1, 1994                           --            --          --         8,565          --          --       8,565
Net income                                   --            --      41,240            --          --          --      41,240
Dividends paid                               --            --     (43,236)           --          --          --     (43,236)
Common shares issued under
   employees' share plans                     2           609          --            --          --          --         611
Change in unrealized gains (losses)
   on securities available for sale          --            --          --        (6,229)         --          --      (6,229)
- ---------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                $ 866      $198,184    $(79,513)      $ 2,336**   $(5,185)  $      --    $116,688
- ---------------------------------------------------------------------------------------------------------------------------

*  Not adjusted for applicable stock splits.

** Includes $3,435 in unrealized gains attributable to the Company's investment in the common stock of Alexander's, Inc. (see Note 13-C).

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

- ---------------------------------------------------------------------------------------------------------------------

                                                                      YEAR ENDED        Year Ended         Year Ended
                                                                     DECEMBER 31,     December 31,       December 31,
(amounts in thousands)                                                      1994             1993               1992
- ---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations before
      extraordinary item                                                $  41,240        $  31,755           $  1,183

   Adjustments to reconcile income to net cash
      provided by continuing operations:
      Depreciation and amortization (including
        debt issuance costs)                                               10,839           11,435             11,470
      Straight-lining of rental income                                     (2,181)          (2,200)            (2,200)
      Deferred income taxes                                                    --           (6,369)               800
      Net gain on marketable securities                                      (643)            (263)            (2,779)
      Extraordinary item - loss on early
        extinguishment of debt                                                 --           (3,202)                --
   Changes in assets and liabilities:
      Trading securities                                                    1,485              279              1,732
      Accounts receivable                                                    (699)            (156)            (1,856)
      Due to officer                                                           --          (12,753)            12,753
      Accounts payable and accrued expenses                                (3,920)           2,611                314
      Other                                                                   827            7,188             (6,086)
- ---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities of
   continuing operations                                                   46,948           28,325             15,331
- ---------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating
   activities of discontinued operation                                        --             (600)             2,276
- ---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  46,948           27,725             17,607
- ---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to real estate                                               (25,417)         (26,986)           (11,215)
   Purchases of securities available for sale                                  --          (22,918)            (8,025)
   Proceeds from sale of securities
      available for sale                                                    9,983           51,254             34,040
- ---------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                       (15,434)           1,350             14,800
- ---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common shares                                 --          172,051                 --
   Distribution of accumulated earnings and profits                            --          (54,022)                --
   Due for U.S. Treasury Obligations                                       11,428          (30,048)            28,719
   Proceeds from borrowings                                                    --          227,000              4,000
   Payments on borrowings                                                    (877)        (333,664)            (7,907)
   Costs of refinancing debt                                                   --           (5,247)                --
   Dividends paid                                                         (43,236)         (30,460)           (17,541)
   Exercise of share options                                                  611            3,937              4,825
   Net loans to officers                                                       --           (5,980)            (7,623)
   Acquisition of common stock held in treasury                                --               --                (89)
- ---------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                       (32,074)         (56,433)             4,384
- ---------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                         (560)         (27,358)            36,791
Cash and cash equivalents at beginning of year                             24,119           51,477             14,686
- ---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $  23,559         $ 24,119           $ 51,477
- ---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for income taxes                                       $      --         $     --           $  4,993
- ---------------------------------------------------------------------------------------------------------------------
   Cash payments for interest                                           $  14,915         $ 29,382           $ 31,749
- ---------------------------------------------------------------------------------------------------------------------
Non-cash transactions:
   During 1994, a credit to shareholders' equity of $2,336 was recorded to reflect an unrealized gain on securities available for sale.
   In May 1993, 5,007,024 shares of common stock held in treasury were retired.  The retirement of the shares was recorded by reducing the common stock account ($200), additional capital ($53,917) and retained earnings ($128,933).
   In December 1992, a tax benefit of $4,960 resulting from the exercise of a stock option was reflected as an increase to additional capital.
- ---------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
1.  ORGANIZATION

ORGANIZATION: On May 6, 1993, Vornado, Inc. merged into Vornado Realty Trust, a Maryland real estate investment trust. Vornado Realty Trust was formed on March 29, 1993, as a wholly-owned subsidiary of Vornado, Inc., specifically for the purpose of the merger.

On May 21, 1993, the Company completed the sale of 5,211,700 common shares of beneficial interest (including 211,700 shares which closed on June 4, 1993 pursuant to an election of the underwriters to exercise, in part, their over-allotment option) in a public offering at $35 1/2, which net of expenses yielded $172,051,000 to the Company.

On June 3, 1993, in connection with its conversion to a real estate investment trust, the Company distributed to its shareholders a special dividend of $54,022,000 of accumulated earnings and profits as determined for Federal income tax purposes.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of Vornado Realty Trust and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

Effective December 31, 1994, to be consistent with the prevalent real estate industry practice, the Company changed the presentation of its consolidated statements of income to show tenant reimbursements of expenses, previously offset against operating expenses, as part of revenues and to reflect other income (including fee income from related parties) previously offset against operating and general and administrative expenses, as part of revenues. Prior period's amounts have been reclassified to conform with the current year's presentation.

The financial statements for the applicable periods present the Steinwurtzel fleece apparel wholesaling business as a discontinued operation.

REAL ESTATE: Real estate is carried at the lower of cost or net realizable value. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets estimated useful lives. Additions to real estate include interest expense capitalized during construction of $1,582,000 and $282,000 for the years ended December 31, 1994 and 1993.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

MARKETABLE SECURITIES: On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) under which securities are carried at market. The Company has classified debt and equity securities which it intends to hold for an indefinite period of time as securities available for sale and equity securities it intends to buy and sell on a short term basis as trading securities. Unrealized gains and losses are included in earnings for trading securities and as a component of shareholder's equity for securities available for sale. Realized gains or losses on the sale of securities are recorded based on average cost.

REVENUE RECOGNITION: Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases entered into after November 14, 1985 which provide for varying rents over the lease terms.

INCOME TAXES: The Company operates in a manner intended to enable it to continue to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended (the "Code"). Under those sections, a REIT which distributes at least 95% of its REIT taxable income to its

- -------------------------------------------------------------------------------
shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required. As a result of the Company's conversion to a REIT in 1993, the deferred tax balance at December 31, 1992 was reversed in 1993.

AMOUNTS PER SHARE: Amounts per share are computed based upon the weighted average number of shares outstanding during the year and the dilutive effect of stock options.


3. MARKETABLE SECURITIES

   The aggregate cost and market value of securities held at December 31, 1994 and 1993 were as follows:
- --------------------------------------------------------------------------------

                                             December 31, 1994                 December 31, 1993
                                             -----------------                 -----------------
                                           Cost            Market            Cost           Market
- ------------------------------------------------------------------------------------------------------
Securities available for sale:
   U.S.treasury obligations             $66,327,000      $66,285,000      $66,401,000     $ 70,284,000
   Other equity and debt securities      19,215,000       18,158,000       29,072,000       29,428,000
- ------------------------------------------------------------------------------------------------------
                                         85,542,000       84,443,000       95,473,000       99,712,000

Trading securities - equity               2,755,000        2,763,000        3,657,000        3,784,000
- ------------------------------------------------------------------------------------------------------
Total                                   $88,297,000      $87,206,000      $99,130,000     $103,496,000
- ------------------------------------------------------------------------------------------------------
Gross unrealized gains and losses at
December 31, 1994 and 1993 were as follows:
- ------------------------------------------------------------------------------------------------------

                                             December 31, 1994                  December 31, 1993
                                             -----------------                  -----------------
                                           Gains           (Losses)        Gains             (Losses)

- ------------------------------------------------------------------------------------------------------
Securities available for sale:
   U.S.treasury obligations                $149,000      $  (191,000)      $3,883,000     $         --
   Other equity and debt securities              --       (1,057,000)         482,000         (126,000)
- ------------------------------------------------------------------------------------------------------
                                            149,000       (1,248,000)       4,365,000         (126,000)

Trading securities - equity                   8,000               --          127,000               --
- ------------------------------------------------------------------------------------------------------
Total                                      $157,000      $(1,248,000)      $4,492,000        $(126,000)
- ------------------------------------------------------------------------------------------------------

Of the U.S. treasury obligations at December 31, 1994, $10,020,000 (market value $10,106,000) matures within one year and $56,307,000 (market value $56,179,000)
matures within three years.

U.S. treasury obligations with a fair market value of $35,205,000 and $26,656,000 were held as collateral for amounts due for U.S. treasury obligations at December 31, 1994 and 1993. Amounts due for U.S. treasury obligations bear variable interest rates which averaged 4.36% and 3.19% for the years ended December 31, 1994 and 1993.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of cash and cash equivalents, due from officer, accounts receivable, accounts payable, and accrued expenses are reflected in the balance sheet. The fair value of marketable securities and the investment in Alexander's, Inc. are based on quoted market prices. At December 31, 1994 and 1993, the fair value of marketable securities was $87,206,000 and $103,496,000 compared to carrying value of $87,206,000 and $99,130,000 at their respective dates. The fair value of the investment in Alexander's was $5,980,000 and $6,871,000 compared to carrying values of $5,980,000 and $2,545,000 at December 31, 1994 and 1993, respectively. The fair value of notes and

- --------------------------------------------------------------------------------
4.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

mortgages payable has been estimated by comparing the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term, versus the stated interest rates in the loans. At December 31, 1994 and 1993, the fair value of notes and mortgages payable were estimated to be $205,496,000 and $233,462,000, respectively. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1994 and 1993. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

5. INCOME TAXES

The provision for income taxes for the year ended December 31, 1992 was $1,080,000 of which $239,000 was the current federal provision and $841,000 was the deferred provision. The effective tax rate for the year ended December 31, 1992 was 47.7% of which 34.0% represents the statutory tax rate and 13.7% resulted from costs incurred upon exercise of a stock option by an officer not deductible for income tax purposes.

6. NOTES AND MORTGAGES PAYABLE

In November 1993, a private placement of $227,000,000 aggregate principal amount of secured notes due December 1, 2000 was completed by Vornado Finance Corp., a wholly-owned, special-purpose subsidiary of the Company. The 7-year notes bear a fixed rate of interest of 6.36% per annum. The net proceeds from the offering, together with working capital of Vornado Realty Trust, were used to prepay $327,132,000 of debt including $313,539,000 under a blanket mortgage loan which bore interest at a rate of 9.36% per annum and was scheduled to mature in January 1994. As a result of the early extinguishment of debt, a fourth quarter extraordinary charge of $3,202,000, which primarily represented prepayment penalties, was recorded in 1993.


Notes and mortgages are summarized by range of interest rates as follows:
- -------------------------------------------------------------------------------

Interest rate                                             Principal amount
- --------------------------------------------------------------------------------
           5.35%                                              $  4,115,000
           6.36%                                               227,000,000
           8.00%                                                 1,544,000
           8.25%                                                 1,501,000
- --------------------------------------------------------------------------------

The net book value of property securing the notes and mortgages amounted to $172,622,000 at December 31, 1994. In addition, $7,000,000 (face amount) of
U.S. Treasury Obligations have been escrowed as additional collateral for the $227,000,000 of notes and will be released upon completion of a shopping center expansion. As at December 31, 1994, the maturities for the next five years are as follows:


- -------------------------------------------------------------------------------
Year ending December 31:                                          Amount
- -------------------------------------------------------------------------------
1995                                                          $  908,000
1996                                                             975,000
1997                                                           1,046,000
1998                                                             870,000
1999                                                             535,000
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
7. EMPLOYEES' SHARE OPTION PLAN

Various officers and key employees have been granted incentive share options and/or nonqualified options to purchase common shares. Options granted are at prices equal to 100% of the market price of the Company's shares at date of grant, become exercisable up to 27 months after grant, and expire ten years after the date of grant.

The changes in number of shares under option for the three years ended December 31, 1994 were as follows:
- -------------------------------------------------------------------------------

                                                 Number of
                                                   shares       Option price
- --------------------------------------------------------------------------------
Outstanding, December 31, 1991                   2,013,675      $6.30-$16.60
  Granted                                           93,750            $19.83
  Exercised                                     (1,510,132)     $6.30-$ 9.87
- --------------------------------------------------------------------------------
Outstanding, December 31, 1992                     597,293      $9.87-$19.83
- --------------------------------------------------------------------------------
Outstanding, December 31, 1992, adjusted *         672,812      $8.72-$19.83
  Granted *                                        281,379     $22.84-$37.94
  Exercised *                                     (334,923)     $8.72-$22.84
- --------------------------------------------------------------------------------
Outstanding, December 31, 1993                     619,268      $8.72-$37.94
  Granted                                               --                --
  Exercised                                        (51,019)     $8.72-$22.84
  Cancelled                                        (10,681)    $22.84-$34.25
- --------------------------------------------------------------------------------
OUTSTANDING, DECEMBER 31, 1994                     557,568      $8.72-$37.94
- --------------------------------------------------------------------------------

* Option prices and number of shares have been adjusted, as applicable, to reflect the impact of a $3.36 special dividend paid in June 1993, in accordance with the terms of the Plan.
- --------------------------------------------------------------------------------
Shares available for future grant at December 31, 1994 were 1,327,816.
- --------------------------------------------------------------------------------

                                               DECEMBER 31,      December 31,
                                                      1994              1993
- --------------------------------------------------------------------------------
Options exercisable                                420,200           346,167
Price range                                   $8.72-$34.25      $8.72-$22.84

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

8.  RETIREMENT PLAN

The Company's qualified retirement plan covers all full-time employees. The Plan provides annual pension benefits that are equal to 1% of the employee's annual compensation for each year of participation.

The funding policy is in accordance with the minimum funding requirements of ERISA.

Pension expense includes the following components:

- --------------------------------------------------------------------------------------------------------------
                                                                         YEAR            Year             Year
                                                                        ENDED           Ended            Ended
                                                                 DECEMBER 31,    December 31,     December 31,
                                                                         1994            1993             1992
- --------------------------------------------------------------------------------------------------------------
Service cost -- benefits earned during the period                  $   81,000       $  89,000        $  88,000
Interest cost on projected benefit obligation                         558,000         577,000          566,000
Actual return on assets                                               130,000        (656,000)        (122,000)
Net amortization and deferral                                        (359,000)        436,000         (109,000)
- --------------------------------------------------------------------------------------------------------------
  Net pension expense                                               $410,000         $446,000       $  423,000
- --------------------------------------------------------------------------------------------------------------
Assumptions used in determining the net pension expense were:
- --------------------------------------------------------------------------------------------------------------
Discount rate                                                         8-1/2%           7-1/2%               8%
Rate of increase in compensation levels                               6-1/2%           6-1/2%           6-1/2%
Expected rate of return on assets                                          8%              8%               8%
- --------------------------------------------------------------------------------------------------------------

The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:

- --------------------------------------------------------------------------------------------------------------
                                                                                 DECEMBER 31,    December 31,
                                                                                         1994            1993
- --------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                                                        $6,665,000      $7,575,000
- --------------------------------------------------------------------------------------------------------------
  Accumulated benefit obligation                                                   $6,742,000      $7,604,000
- --------------------------------------------------------------------------------------------------------------
  Projected benefit obligation                                                     $6,992,000      $7,959,000
  Plan assets at fair value                                                         3,219,000       3,742,000
- --------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                               3,773,000       4,217,000
Unrecognized net obligations                                                       (1,173,000)     (1,285,000)
Adjustment required to recognize minimum liability                                    923,000         930,000
- --------------------------------------------------------------------------------------------------------------
Accrued pension costs                                                              $3,523,000      $3,862,000
- --------------------------------------------------------------------------------------------------------------

Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------


9.  LEASES

As lessor:

The Company leases properties to tenants. The lease terms range from less than five years for smaller tenant spaces to as much as thirty years for major tenants. Most of the leases provide for the payment of fixed base rentals payable monthly in advance, and for the payment by the lessee of additional rents based on a percentage of the tenants' sales as well as reimbursements of real estate taxes, insurance and maintenance. As of December 31, 1994, future base rental revenue under noncancellable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

- --------------------------------------------------------------------------------
Year ending December 31:                                      Amount
- --------------------------------------------------------------------------------
1995                                                    $ 71,669,000
1996                                                      72,959,000
1997                                                      71,966,000
1998                                                      69,865,000
1999                                                      65,523,000
Thereafter                                               542,589,000
- --------------------------------------------------------------------------------

These amounts do not include rentals based on tenants' sales. These percentage rents approximated $887,000, $954,000 and $685,000 for the years ended December 31, 1994, 1993 and 1992.

As lessee:

The Company is a tenant under leases for certain properties. These leases will expire principally during the next twenty years. Future minimum lease payments under operating leases at December 31, 1994, are as follows:


Year ending December 31:                                     Amount
- --------------------------------------------------------------------------------
1995                                                     $ 1,473,000
1996                                                       1,475,000
1997                                                       1,119,000
1998                                                         941,000
1999                                                         864,000
Thereafter                                                27,427,000
- --------------------------------------------------------------------------------

Rent expense was $1,313,000, $1,366,000 and $1,446,000 for the years ended December 31, 1994, 1993 and 1992.

- -------------------------------------------------------------------------------

10. CONTINGENCIES

In order to comply with environmental laws and with relevant health-based standards, the Company has an active monitoring and maintenance program for asbestos-containing materials ("ACMs") on its properties. While the Company believes that its program to remove friable ACMs has been substantially completed, one location still requires further work. The Company has received an estimate of $500,000 to remove ACMs, which, pursuant to the lease is the lessee's responsibility. The Company does not believe that this expenditure will have a material adverse effect on the Company's financial condition or results of operations.

The Company also has certain other existing and potential environmental liabilities with respect to compliance costs relating to underground storage tanks and cleanup costs relating to tanks and to three Company sites at which preexisting contamination was found.

The Company believes that known and potential environmental liabilities will not have a material adverse effect on the Company's business, assets or results of operation. However, there can be no assurance that the identification of new areas of contamination, change in the known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to the Company.

At December 31, 1994, the Company had outstanding $1,400,000 of real estate related standby letters of credit which were drawn under a $5,000,000 unsecured line of credit with a bank bearing interest at prime.

From time-to-time, the Company has disposed of substantial amounts of real estate to third parties for which, as to certain properties, it remains contingently liable for rent payments or mortgage indebtedness.

There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition or results of operations.

11. BUSINESS SEGMENTS

The Company operates in one business segment -- real estate. Bradlees, Inc. accounted for 19% of property rentals for the year ended December 31, 1994 and 18% for the years ended December 31, 1993 and 1992. The Company does not engage in any foreign operations.

12. REPURCHASE AGREEMENTS

The Company enters into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in the name of the Company by various money center banks. The Company has the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon.

- -------------------------------------------------------------------------------

13.  RELATED PARTY TRANSACTIONS

Steven Roth, Chairman of the Board and Chief Executive Officer of the Company, is a general partner of Interstate Properties, a 31.0% shareholder of the Company at December 31, 1994.

A) On December 29, 1992, Mr. Roth exercised a stock option granted to him on October 4, 1985, for 1,500,000 shares of the Company's stock, in order to entitle the Company to a $10.8 million cash reduction in income taxes, the value of which would have been substantially, if not totally, eliminated if the option were exercised once the Company became a REIT. In connection with the exercise, the Company lent Mr. Roth $15,245,000 in 1992 ($9,410,000 of the exercise price of $9,450,000 and $5,835,000 for withholding taxes which were immediately payable by him and $7,000,000 in 1993 for additional taxes payable. In addition, the Company granted him registration rights with respect to such shares. The loan bears interest, payable quarterly, at a rate equal to the broker call rate (7.25% at December 31, 1994) but not less than the minimum applicable federal rate provided under the Internal Revenue Code and is due on December 29, 1997.

On February 4, 1993, the Company repurchased 750,000 shares of this stock from Mr. Roth at $27.17 per share, the closing price on February 3, 1993. As of December 31, 1992, the Company recorded an expense of $15,650,000, representing the difference between the repurchase price and the option price. In connection with the repurchase, Mr. Roth repaid $9,122,500 of the loan including $1,500,000 of the amount he borrowed in 1993.

At December 31, 1994, the loan due from Mr. Roth was $13,122,500 ($4,705,000 of which is shown as a reduction in shareholders' equity).

B) In 1993, the Company lent Messrs. Rowan and Macnow, Vice Presidents, $253,000 and $227,000, respectively, representing amounts owed by such persons in connection with their option exercises. The loans (which are reflected as a reduction in shareholders' equity) accrue interest at a rate equal to the broker call rate (7.25% at December 31, 1994) but not less than the minimum applicable federal rate provided under the Internal Revenue Code and are due December 31, 1995.

C) At December 31, 1994 and 1993, the Company owned 113,100 shares of Alexander's, Inc. common stock. The investment is recorded at market value of $5,980,000 at December 31, 1994 and at cost of $2,545,000 at December 31, 1993.
The market value was $6,871,000 at December 31, 1993. Additionally, advances and deferred charges in connection with the property development of Alexander's were $1,370,000 and $607,000 at December 31, 1994 and 1993. These amounts above are shown on the accompanying balance sheet as Investment in and advances to Alexander's, Inc. On March 2, 1995, the Company acquired an additional 1,353,468 shares, or 27.1% of the common stock of Alexander's from Citibank, N.A. As a result of the increase in its investment, the Company will change its accounting for its investment in Alexander's to the equity method which will result in a reduction of its investment to cost by reducing the unrealized gain recorded in shareholders' equity at December 31, 1994 by $3,435,000. Interstate owns 1,354,568 shares, or 27.1%, of the common stock of Alexander's and Mr. Roth is a Director and Chief Executive Officer of Alexander's. Interstate, Mr. Roth and the Company have filed as a "group" with the Securities and Exchange Commission in connection with their respective holdings in Alexander's (see Note
17).

- ------------------------------------------------------------------------------

13.  RELATED PARTY TRANSACTIONS - (continued)

D) In July 1992, the Company was retained by Alexander's, Inc. to act as a special real estate consultant with respect to the leasing or sale of certain assets in connection with Alexander's reorganization proceedings under Chapter 11 of the Bankruptcy Code.

The terms of the leasing agreement provided the Company with exclusive rights to sell and/or lease the assets of Alexander's through September 21, 1994 and thereafter, shall automatically renew on a year-to-year basis, and is terminable by either party at the end of each year on not less than 60 days prior notice (agreement extended through 1997 - see Note 17). The agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of the lease term.

Subject to the payment of rents by underlying tenants pursuant to leases and to the prior satisfaction of all payments to which certain creditors of Alexander's are entitled under a plan of reorganization (approved by the Bankruptcy Court in September 1993), the Company is due approximately $12.4 million for transactions completed to date. Of this amount, the Company was due to receive $500,000 on July 1, 1994 but has not received such payment. The balance of $11.9 million will be payable over a seven year period in an amount not to exceed $2,500,000 in any calendar year until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993 or at the time the transactions which gave rise to the commissions occurred, if later.

The Company will recognize net fee income on leasing ($11.0 million) over the life of the leases as rentals are paid and interest income ($.6 million) when installments are received.

E) See Note 17 for a discussion of the terms of the Management and Development Agreement entered into with Alexander's in March 1995.

F) The Company currently manages and leases the six shopping centers of Interstate Properties pursuant to a Management Agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The Management Agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty
days' notice at the end of the term.   Although the Management Agreement was not
negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 1994 and 1993 and the period from July 13, 1992 through December 31, 1992, $894,000, $913,000 and $367,000 of management fees were earned by the Company pursuant to the Management Agreement.

- --------------------------------------------------------------------------------

14. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)


                                        Year Ended December 31, 1994                        Year Ended December 31, 1993
                                 -----------------------------------------        --------------------------------------------
                                                Quarter ended                                      Quarter ended
                                 -----------------------------------------        --------------------------------------------

(amounts in
thousands except                 Dec. 31, Sept. 30,    Jun. 30,   Mar. 31,        Dec. 31,    Sept. 30,    Jun. 30,   Mar. 31,
per share amounts)
- ------------------------------   -----------------------------------------        --------------------------------------------
Revenues                          $24,155   $22,856     $23,960    $23,027         $22,657      $22,028     $22,149    $21,956
- ------------------------------   -----------------------------------------        --------------------------------------------
Income from
continuing operations
before income taxes and
extraordinary item                 10,492    10,530      10,114     10,104           8,134        7,128       4,730(1)   5,394
Provision (benefit) for
income taxes                           --        --          --         --              --           --      (8,523)     2,154
- ------------------------------   -----------------------------------------        --------------------------------------------
INCOME FROM
CONTINUING OPERATIONS
BEFORE EXTRAORDINARY ITEM          10,492    10,530      10,114     10,104           8,134        7,128      13,253      3,240
- ------------------------------   -----------------------------------------        --------------------------------------------
(Loss) from
discontinued operation
before income taxes                    --        --          --         --              --           --          --       (600)

Income tax (benefit)                   --        --          --         --              --           --         240       (240)
- ------------------------------   -----------------------------------------        --------------------------------------------
Income (loss) from
discontinued operation                 --        --          --         --              --           --         240       (360)
- ------------------------------   -----------------------------------------        --------------------------------------------
Income
before extraordinary item          10,492    10,530      10,114     10,104           8,134        7,128      13,013      2,880
Extraordinary item -- (loss)
on early extinguishment
of debt                                --        --          --         --          (3,202)          --          --         --
- ------------------------------   -----------------------------------------        --------------------------------------------
Net income                        $10,492   $10,530     $10,114    $10,104          $4,932       $7,128     $13,013     $2,880
- ------------------------------   -----------------------------------------        --------------------------------------------
Net income (loss) per share(2):
Continuing
operations                           $.48      $.48        $.46       $.46            $.37         $.33       $ .69      $ .20
Discontinued
operation                              --        --          --         --              --           --        (.01)      (.02)
Extraordinary item                     --        --          --         --            (.16)          --          --         --
- ------------------------------   -----------------------------------------        --------------------------------------------
                                     $.48      $.48        $.46       $.46            $.21         $.33       $ .68      $ .18
                                 -----------------------------------------        --------------------------------------------


1) The decrease in income in the quarter ended June 30, 1993 is due primarily to the Company recording an expense of $856,000 in connection with the merger of Vornado, Inc. into Vornado Realty Trust.

2) The totals for the years ended December 31, 1994 and 1993 differ from the sum of the quarters as a result of the weighting of the average number of shares outstanding and the dilutive effect of stock options.

Amounts included in revenues and expenses have been reclassified to conform with the current year's presentation.

- --------------------------------------------------------------------------------

15.  STOCK SPLIT

On March 8, 1993, the Board of Trustees approved a three-for-two stock split by declaring a dividend of one share of common stock for each two shares issued and outstanding as of the close of business on March 18, 1993. This distribution resulted in a transfer of $214,000 to the common stock account from additional capital. The additional shares and cash payments in lieu of fractional shares were issued March 25, 1993.

16.  DIVIDEND DISTRIBUTIONS

Dividends are characterized for Federal income tax purposes as follows:


- --------------------------------------------------------------------------------
                                                 1994       1993*       1992
- --------------------------------------------------------------------------------
Ordinary income                                 96.0%       83.7%     100.0%
- --------------------------------------------------------------------------------
Return of capital (generally non-taxable)        4.0        16.3        --
- --------------------------------------------------------------------------------
Total                                          100.0%      100.0%     100.0%
- --------------------------------------------------------------------------------

*  For shareholders who received all dividends distributed during 1993.

17. SUBSEQUENT EVENTS

On March 2, 1995, following bankruptcy court approval of the loan and management arrangements described below, the Company purchased all of the 1,353,468 shares of common stock of Alexander's, Inc. ("Alexander's") owned by Citibank, N.A. ("Citibank") for $40.50 per share in cash (the "Acquisition"), representing 27.1% of the outstanding common stock of Alexander's. After the Acquisition, the Company owns 29.3% of the outstanding shares of common stock of Alexander's. Interstate Properties, which owns 31% of the common shares of beneficial interest of the Company, currently owns 27.1% of the outstanding shares of Alexander's common stock.

The Company and Alexander's have entered into a three year management and development agreement (the "Management Agreement") under which the Company has agreed to manage all Alexander's business affairs and manage and develop Alexander's properties for an annual fee of $3,000,000; plus 6% of development costs with a minimum guaranteed fee for the development portion of $1,650,000 in the first year and $750,000 in each of the second and third years.
Pursuant to the Management Agreement, Mr. Roth, the Company's Chairman and Chief Executive Officer, also became Chief Executive Officer of Alexander's.

The fees pursuant to the Management Agreement discussed above, are in addition to leasing fees the Company receives from Alexander's under a leasing agreement in effect since 1992. The term of the leasing agreement has been extended to be co-terminus with the term of the Management Agreement.

On March 15, 1995, the Company and a bank lent Alexander's $75,000,000 in a secured financing, of which $45,000,000 was funded by the Company and the balance was funded by the bank. The Company's loan, which is subordinate to that of the bank has a three year term and bears interest at 16.43% per annum for the first two years and at a fixed rate for the third year of 992 basis points over one year treasury bills. In addition, Alexander's paid a loan origination fee of $1,500,000 to the Company.

- --------------------------------------------------------------------------------
17.  SUBSEQUENT EVENTS (continued)

In connection with the Acquisition, the Company and Interstate are restricted for three years from owning in excess of two-thirds of Alexander's common stock or entering into certain other transactions with Alexander's, without the consent of the independent directors of Alexander's.

On February 27, 1995, the Company entered into a three year unsecured revolving credit facility with a bank providing for borrowings of up to $75,000,000. Borrowings bear annual interest, at the Company's election, at Libor plus 1.50% or the higher of the federal funds rate plus 1% or prime rate plus .50%.

The facility contains customary loan covenants including, among others, limits on total outstanding indebtedness; maximum loan to value ratios; minimum debt service coverage, funds from operations, and equity requirements and a negative pledge with respect to certain unencumbered assets. At March 15, 1995, the Company had borrowed $60,000,000 under the agreement.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information relating to trustees of the Registrant will be contained in a definitive Proxy Statement involving the election of trustees which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1994, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears at page 10 of this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

           Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in
Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a) The following documents are filed as part of this report:

                      1. The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

                      2.       Financial Statement Schedules.

                        The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

                                                                                        Pages in this
                                                                                        Annual Report
                                                                                        on Form 10-K
              Independent Auditors' Report                                              ------------
                    II -       Valuation and Qualifying Accounts - years ended
                               December 31, 1994, 1993 and 1992                               39

                   III -       Real Estate and Accumulated Depreciation
                               as of December 31, 1994                                        40

              Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

                      3. Exhibits. See the Exhibit Index at page 44 of this Annual Report on Form 10-K. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

Exhibit No.
- -----------
 10 (f)  2            Amendment to Real Estate Retention Agreement dated
                      February 6, 1995.

 10 (f)  7            Credit Agreement, dated as of March 15, 1995, among
                      Alexander's, Inc., as borrower, and Vornado Lending Corp., as lender.

 10 (f)  8            Subordination and Intercreditor Agreement, dated as of
                      March 15, 1995 among Vornado Lending Corp., Vornado Realty
                      Trust and First Fidelity Bank, National Association.

 10 (f)  9            Revolving Credit Agreement dated as of February 27, 1995
                      among Vornado Realty Trust, as borrower, and Union Bank of
                      Switzerland, as Bank and Administrative Agent.

 11                   Statement Re Computation of Per Share Earnings.

 21                   Subsidiaries of the Registrant.

 23                   Consent of Independent Auditors to Incorporation by
                      Reference.

 27                   Financial Data Schedule.

              (b)     Reports on Form 8-K

                      None



                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VORNADO REALTY TRUST


                                         By: /s/JOSEPH MACNOW
                                             ---------------------------------
                                                Joseph Macnow, Vice President-
                                                  Chief Financial Officer

                                         Date:  March 15, 1995

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             Signature                                    Title                                    Date
             ---------                                    -----                                    ----

By:    /s/STEVEN ROTH                        Chairman of the Board of Trustees              March 15, 1995
       ------------------------              (Principal Executive Officer)
       (Steven Roth)

By:    /s/JOSEPH MACNOW                      Vice President-Chief Financial                 March 15, 1995
       ------------------------              Officer and Controller (Principal
       (Joseph Macnow)                       Financial and Accounting Officer)

By:    /s/DAVID MANDELBAUM                   Trustee                                        March 15, 1995
       ------------------------
       (David Mandelbaum)


By:    /s/STANLEY SIMON                      Trustee                                        March 15, 1995
       ------------------------
       (Stanley Simon)


By:    /s/RONALD G. TARGAN                   Trustee                                        March 15, 1995
       ------------------------
       (Ronald G. Targan)


By:    /s/RUSSELL B. WIGHT, JR.              Trustee                                        March 15, 1995
       ------------------------
       (Russell B. Wight, Jr.)


By:    /s/RICHARD R. WEST                    Trustee                                        March 15, 1995
       ------------------------
       (Richard R. West)



                              VORNADO REALTY TRUST

                                AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

- --------------------------------------------------------------------------------

Column A                                Column B            Column C                      Column D                       Column E
- ---------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)
                                          Balance             Additions                   Deductions                     Balance
                                       at beginning        charged against   -----------------------------------          at end
      Description                        of year             operations      Description                  Amount         of year
      -----------                      ------------        ---------------   -----------------------------------         -------

YEAR ENDED DECEMBER 31, 1994:
 Deducted from accounts receivable,                                          Uncollectible accounts
  allowance for doubtful accounts        $    402             $   385         written-off                $   330        $    457
                                         --------             -------                                    -------        --------
YEAR ENDED DECEMBER 31, 1993:
 Deducted from accounts receivable                                           Uncollectible accounts
   allowance for doubtful accounts       $    337             $   432         written-off                $   367        $    402
                                         --------             -------                                    -------        --------
YEAR ENDED DECEMBER 31, 1992:
 Deducted from accounts receivable,                                          Uncollectible accounts
  allowance for doubtful accounts        $    517             $   627         written-off                $   807        $    337
                                         --------             -------                                    -------        --------

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994
                             (amounts in thousands)

- -------------------------------------------------------------------------------------------------------
            COLUMN A              COLUMN B                COLUMN C                    COLUMN D
- -------------------------------------------------------------------------------------------------------


                                                Initial cost to company (1)
                                                ---------------------------
                                                              Buildings and       Costs capitalized
          Description             Encumbrances    Land        improvements    subsequent to acquisition
- ------------------------------    ------------  -------       -------------   -------------------------
Shopping Centers
    New Jersey
       Atlantic City              $  2,135 *    $   358          $  2,143              $   574
       Bordentown                    3,276 *        498             3,176                1,029
       Bricktown                     9,919 *        929             2,175                9,182
       Cherry Hill                   9,706 *        915             3,926                3,269
       Delran                        2,848 *        756             3,184                1,915
       Dover                         3,635 *        224             2,330                2,091
       East Brunswick                8,205 *        172             3,236                3,176
       East Hanover                 11,066 *        376             3,063                3,264
       Hackensack                     -             536             3,293                6,071
       Jersey City                  10,381 *        652             2,962                1,774
       Kearny (4)                     -             279             4,429               (1,388)
       Lawnside                      5,708 *        851             2,222                1,219
       Lodi                          2,420 *        245             2,315                  928
       Manalapan                     6,397 *        725             2,447                4,983
       Marlton                       5,398 *      1,514             4,671                  896
       Middletown                    7,761 *        283             1,508                4,071
       Morris Plains                 6,600 *      1,254             3,140                3,431
       North Bergen (4)               -             510             3,390                 (956)
       North Plainfield              4,115          500            13,340                  344
       Totowa                       15,646 *      1,097             5,359                7,190
       Turnersville                  2,116 *        900             2,132                   75
       Union                        15,975 *      1,014             4,527                1,902
       Vineland                      2,358 *        290             1,594                1,121
       Watchung (4)                   -             451             2,347                5,502
       Woodbridge                    8,792 *        190             3,047                  560
                                   -------       ------            ------               ------
          Total New Jersey         144,457       15,519            85,956               62,223
                                   -------       ------            ------               ------

    New York
       14th Street and Union
            Square, Manhattan         -          12,566             4,044                3,457
       Albany (Menands)               -             460             1,677                1,572
       Buffalo (Amherst)             4,863 *        402             2,019                1,745
       Freeport                      8,021 *      1,231             3,273                3,168
       New Hyde Park                 2,043 *       -                 -                     122
       North Syracuse                 -            -                 -                      23
       Rochester (Henrietta)         2,203 *       -                2,124                1,193
       Rochester                     2,832 *        443             2,870                  689
                                    ------       ------            ------               ------
          Total New York            19,962       15,102            16,007               11,969
                                    ------       ------            ------               ------

- -------------------------------------------------------------------------------------------------------------------------
            COLUMN A                                  COLUMN E                           COLUMN F            COLUMN G
- -------------------------------------------------------------------------------------------------------------------------


                                  Gross amount at which carried at close of period
                                  ------------------------------------------------     Accumulated
                                                   Buildings and                       depreciation           Date of
          Description                Land          improvements          Total (2)   and amortization    construction (3)
- ------------------------------    ---------        -------------         ---------   ----------------    ----------------
Shopping Centers
    New Jersey
       Atlantic City                $   358         $   2,717            $  3,075        $  1,668             1965
       Bordentown                       713             3,990               4,703           3,175             1958
       Bricktown                        929            11,357              12,286           3,235             1968
       Cherry Hill                      915             7,195               8,110           3,984             1964
       Delran                           756             5,099               5,855           2,261             1972
       Dover                            205             4,440               4,645           2,267             1964
       East Brunswick                   172             6,412               6,584           3,994             1957
       East Hanover                     477             6,226               6,703           3,374             1962
       Hackensack                       536             9,364               9,900           3,106             1963
       Jersey City                      652             4,736               5,388           2,964             1965
       Kearny (4)                       290             3,030               3,320             736             1938
       Lawnside                         851             3,441               4,292           1,675             1969
       Lodi                             245             3,243               3,488           1,874             1955
       Manalapan                        725             7,430               8,155           2,634             1971
       Marlton                        1,611             5,470               7,081           3,348             1973
       Middletown                       283             5,579               5,862           2,038             1963
       Morris Plains                  1,254             6,571               7,825           3,005             1961
       North Bergen (4)               2,309               635               2,944              15             1993
       North Plainfield                 500            13,684              14,184           2,543             1955
       Totowa                         1,097            12,549              13,646           4,190             1957
       Turnersville                     900             2,207               3,107           1,526             1974
       Union                          1,014             6,429               7,443           4,170             1962
       Vineland                         290             2,715               3,005           1,427             1966
       Watchung (4)                   4,200             4,100               8,300              65             1994
       Woodbridge                       220             3,577               3,797           2,503             1959
                                     ------           -------             -------          ------
          Total New Jersey           21,502           142,196             163,698          61,777
                                     ------           -------             -------          ------

    New York
       14th Street and Union
            Square, Manhattan        12,581             7,486              20,067              30             1965
       Albany (Menands)                 460             3,249               3,709           1,510             1965
       Buffalo (Amherst)                640             3,526               4,166           2,016             1968
       Freeport                       1,231             6,441               7,672           2,053             1981
       New Hyde Park                   -                  122                 122             122             1970
       North Syracuse                  -                   23                  23              20             1967
       Rochester (Henrietta)           -                3,317               3,317           1,726             1971
       Rochester                        443             3,559               4,002           2,044             1966
                                     ------            ------              ------           -----
          Total New York             15,355            27,723              43,078           9,521
                                     ------            ------              ------           -----

- --------------------------------------------------------------------------
            COLUMN A                 COLUMN H            COLUMN I
- --------------------------------------------------------------------------


                                                Life on which depreciation
                                       Date         in latest income
          Description                acquired     statement is computed
- ------------------------------       --------   --------------------------
Shopping Centers
    New Jersey
       Atlantic City                   1965            14 -40 Years
       Bordentown                      1958            10 - 40 Years
       Bricktown                       1968            27 -40 Years
       Cherry Hill                     1964            15 - 40 Years
       Delran                          1972            20 - 40 Years
       Dover                           1964            16 - 40 Years
       East Brunswick                  1957            13 - 33 Years
       East Hanover                    1962            16 -40 Years
       Hackensack                      1963            17 - 40 Years
       Jersey City                     1965            19 - 40 Years
       Kearny (4)                      1959            28 - 40 Years
       Lawnside                        1969            19 - 40 Years
       Lodi                            1975            11 - 27 Years
       Manalapan                       1971            18 - 40 Years
       Marlton                         1973            21 - 40 Years
       Middletown                      1963            27 - 40 Years
       Morris Plains                   1985            14 - 19 Years
       North Bergen (4)                1959              30 Years
       North Plainfield                1989            26 - 30 Years
       Totowa                          1957            22 - 40 Years
       Turnersville                    1974            23 - 40 Years
       Union                           1962            10 - 40 Years
       Vineland                        1966            22 -40 Years
       Watchung (4)                    1959              30 Years
       Woodbridge                      1959            11 - 40 Years
          Total New Jersey

    New York
       14th Street and Union
            Square, Manhattan          1993              40 Years
       Albany (Menands)                1965            27 - 40 Years
       Buffalo (Amherst)               1968            14 - 40 Years
       Freeport                        1981            19 - 40 Years
       New Hyde Park                   1976             6 - 7 Years
       North Syracuse                  1976            11 - 12 Years
       Rochester (Henrietta)           1971            22 - 40 Years
       Rochester                       1966            15 - 40 Years
          Total New York

                             ----- CONTINUED -----

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994
                             (amounts in thousands)

- ------------------------------------------------------------------------------------------------------------
            COLUMN A                 COLUMN B                COLUMN C                    COLUMN D
- ------------------------------------------------------------------------------------------------------------


                                                     Initial cost to company (1)
                                                     ---------------------------
                                                                   Buildings and       Costs capitalized
          Description                Encumbrances      Land        improvements    subsequent to acquisition
- ---------------------------------    ------------    -------       -------------   -------------------------
    Pennsylvania
       Allentown                          7,696 *         70            3,446                 7,026
       Bensalem                           3,967 *      1,198            3,717                 1,588
       Bethlehem                           -             278            1,806                 3,317
       Broomall                           3,260 *        734            1,675                   828
       Glenolden                          4,245 *        850            1,295                   668
       Lancaster                          2,312 *        606            2,312                 2,348
       Levittown                          2,283 *        193            1,231                   216
       10th and Market
            Streets, Philadelphia          -             933            3,230                     0
       Upper Moreland                     3,517 *        683            2,497                   112
       York                               1,463 *        421            1,700                 1,260
                                         ------        -----           ------                ------
          Total Pennsylvania             28,743        5,966           22,909                17,363
                                         ------        -----           ------                ------

    Maryland
       Baltimore (Belair Rd.)              -             785            1,333                 2,985
       Baltimore (Towson)                 5,779 *        581            2,756                   560
       Baltimore (Dundalk)                4,084 *        667            1,710                 2,936
       Glen Burnie                        2,299 *        462            1,741                   532
       Hagerstown                          -             168            1,453                   460
                                         ------        -----            -----                 -----
          Total Maryland                 12,162        2,663            8,993                 7,473
                                         ------        -----            -----                 -----

    Connecticut
       Newington                          3,042 *        502            1,581                   537
       Waterbury                          3,889 *       -               2,103                 1,275
                                          -----        -----            -----                 -----
          Total Connecticut               6,931          502            3,684                 1,812
                                          -----        -----            -----                 -----

    Massachusetts
       Chicopee                           1,999 *        510            2,031                   358
       Springfield (4)                     -             505            1,657                   743
                                          -----        -----            -----                 -----
          Total Massachusetts             1,999        1,015            3,688                 1,101
                                          -----        -----            -----                 -----

    Texas
       Dallas
       Lewisville                           764 *      2,433            2,271                   676
       Mesquite                           3,445 *      3,414            4,704                 1,141
       Skillman                           1,987 *      3,714            6,891                   686
                                        -------       ------          -------               -------
          Total Texas                     6,196        9,561           13,866                 2,503
                                        -------       ------          -------               -------
Total Shopping Centers                  220,450       50,328          155,103               104,444
                                        -------       ------          -------               -------


- --------------------------------------------------------------------------------------------------------------------------------
            COLUMN A                                         COLUMN E                           COLUMN F            COLUMN G
- --------------------------------------------------------------------------------------------------------------------------------


                                         Gross amount at which carried at close of period
                                         ------------------------------------------------     Accumulated
                                                          Buildings and                       depreciation           Date of
          Description                       Land          improvements          Total (2)   and amortization    construction (3)
- ---------------------------------        ---------        -------------         ---------   ----------------    ----------------
    Pennsylvania
       Allentown                              170            10,372               10,542           3,257              1957
       Bensalem                             1,198             5,305                6,503           3,001              1972
       Bethlehem                              278             5,123                5,401           2,221              1966
       Broomall                               851             2,386                3,237           1,640              1966
       Glenolden                              850             1,963                2,813             843              1975
       Lancaster                              606             4,660                5,266           2,273              1966
       Levittown                              193             1,447                1,640           1,014              1964
       10th and Market
            Streets, Philadelphia             933             3,230                4,163               -              1977
       Upper Moreland                         683             2,609                3,292           1,737              1974
       York                                   421             2,960                3,381           1,412              1970
                                            -----            ------               ------          ------
          Total Pennsylvania                6,183            40,055               46,238          17,398
                                            -----            ------               ------          ------

    Maryland
       Baltimore (Belair Rd.)                 785             4,318                5,103           2,468              1962
       Baltimore (Towson)                     581             3,316                3,897           1,758              1968
       Baltimore (Dundalk)                    667             4,646                5,313           1,913              1966
       Glen Burnie                            462             2,273                2,735           1,656              1958
       Hagerstown                             168             1,913                2,081           1,111              1966
                                            -----            ------               ------           -----
          Total Maryland                    2,663            16,466               19,129           8,906
                                            -----            ------               ------           -----

    Connecticut
       Newington                              502             2,118                2,620           1,320              1965
       Waterbury                              667             2,711                3,378           1,543              1969
                                            -----            ------               ------           -----
          Total Connecticut                 1,169             4,829                5,998           2,863
                                            -----            ------               ------           -----

    Massachusetts
       Chicopee                               510             2,389                2,899           1,600              1969
       Springfield (4)                      2,586               319                2,905              24              1993
                                            -----            ------               ------           -----
          Total Massachusetts               3,096             2,708                5,804           1,624
                                            -----            ------               ------           -----

    Texas
       Dallas
       Lewisville                           2,469             2,911                5,380             419              1989
       Mesquite                             3,414             5,845                9,259             844              1988
       Skillman                             3,714             7,577               11,291           1,101              1988
                                           ------           -------              -------         -------
          Total Texas                       9,597            16,333               25,930           2,364
                                           ------           -------              -------         -------
Total Shopping Centers                     59,565           250,310              309,875         104,453
                                           ------           -------              -------         -------


- ------------------------------------------------------------------------------
            COLUMN A                     COLUMN H            COLUMN I
- ------------------------------------------------------------------------------


                                                    Life on which depreciation
                                           Date         in latest income
          Description                    acquired     statement is computed
- ---------------------------------        --------   --------------------------
    Pennsylvania
       Allentown                           1957            24 - 42 Years
       Bensalem                            1972            20 - 40 Years
       Bethlehem                           1966            13 - 40 Years
       Broomall                            1966            13 - 40 Years
       Glenolden                           1975            23 - 40 Years
       Lancaster                           1966            14 - 40 Years
       Levittown                           1964            14 - 40 Years
       10th and Market
            Streets, Philadelphia          1994
       Upper Moreland                      1974            22 - 40 Years
       York                                1970            19 - 40 Years
          Total Pennsylvania

    Maryland
       Baltimore (Belair Rd.)              1962            26 - 33 Years
       Baltimore (Towson)                  1968            19 - 40 Years
       Baltimore (Dundalk)                 1966            16 - 40 Years
       Glen Burnie                         1958            22 - 33 Years
       Hagerstown                          1966            13 - 40 Years
          Total Maryland

    Connecticut
       Newington                           1965            15 - 40 Years
       Waterbury                           1969            23 - 40 Years
          Total Connecticut

    Massachusetts
       Chicopee                            1969            20 - 40 Years
       Springfield (4)                     1966              30 Years
          Total Massachusetts

    Texas
       Dallas
       Lewisville                          1990            28 - 30 Years
       Mesquite                            1990            28 - 30 Years
       Skillman                            1990            27 - 30 Years
          Total Texas

Total Shopping Centers

                               --- CONTINUED ---

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994
                             (amounts in thousands)

- ------------------------------------------------------------------------------------------------------------
            COLUMN A                 COLUMN B                COLUMN C                    COLUMN D
- ------------------------------------------------------------------------------------------------------------


                                                     Initial cost to company (1)
                                                     ---------------------------
                                                                   Buildings and       Costs capitalized
          Description                Encumbrances      Land        improvements    subsequent to acquisition
- ---------------------------------    ------------    -------       -------------   -------------------------
Warehouse/Industrial
    New Jersey
       East Brunswick                                    147             4,772                2,734
       East Hanover                      8,210 *         576             7,752                5,921
       Edison                            2,455 *         705             2,839                1,240
       Garfield                          1,545            96             8,068                3,533
                                        ------         -----            ------               ------
          Total Warehouse/
             Industrial                 12,210         1,524            23,431               13,428
                                        ------         -----            ------               ------

Other Properties
    New Jersey
       Paramus                           1,500                           8,345                1,908
       Montclair                          -               66               470                    0
       Rahway                             -                                                      25
                                        ------         -----            ------               ------
          Total Other
             Properties                  1,500            66             8,815                1,933
                                        ------         -----            ------               ------

Leasehold Improvements
    and Equipment


TOTAL - DECEMBER 31, 1994             $234,160       $51,918          $187,349             $119,805
                                      ========       =======          ========             ========


- ----------------------------------------------------------------------------------------------------------------------------
            COLUMN A                                     COLUMN E                           COLUMN F            COLUMN G
- ----------------------------------------------------------------------------------------------------------------------------


                                     Gross amount at which carried at close of period
                                     ------------------------------------------------     Accumulated
                                                      Buildings and                       depreciation           Date of
          Description                   Land          improvements          Total (2)   and amortization    construction (3)
- ---------------------------------    ---------        -------------         ---------   ----------------    ----------------
Warehouse/Industrial
    New Jersey
       East Brunswick                     147               7,506               7,653           3,160              1972
       East Hanover                       691              13,558              14,249           6,853          1963 - 1967
       Edison                             704               4,080               4,784           1,488              1954
       Garfield                            96              11,601              11,697           7,149              1942
                                        -----              ------              ------          ------
          Total Warehouse/
             Industrial                 1,638              36,745              38,383          18,650
                                        -----              ------              ------          ------

Other Properties
    New Jersey
       Paramus                           -                 10,253              10,253           1,835              1967
       Montclair                           66                 470                 536             450              1972
       Rahway                            -                     25                  25              19              1972
                                        -----              ------              ------          ------
          Total Other
             Properties                    66              10,748              10,814           2,304
                                        -----              ------              ------          ------

Leasehold Improvements
    and Equipment                                           6,760               6,760           3,298
                                                           ------              ------          ------


TOTAL - DECEMBER 31, 1994             $61,269            $304,563            $365,832        $128,705
                                      =======            ========            ========        ========


- --------------------------------------------------------------------------
            COLUMN A                 COLUMN H            COLUMN I
- --------------------------------------------------------------------------


                                                Life on which depreciation
                                       Date         in latest income
          Description                acquired     statement is computed
- ---------------------------------    --------   --------------------------
Warehouse/Industrial
    New Jersey
       East Brunswick                  1972            19 - 40 Years
       East Hanover                    1963             5 - 40 Years
       Edison                          1982            17 - 25 Years
       Garfield                        1959            17 - 33 Years
          Total Warehouse/
             Industrial

Other Properties
    New Jersey
       Paramus                         1987            33 - 40 Years
       Montclair                       1972              15 Years
       Rahway                          1972              14 Years
          Total Other
             Properties

Leasehold Improvements
    and Equipment                                      3 - 20 Years


TOTAL - DECEMBER 31, 1994


  * These encumbrances are cross collateralized under a blanket mortgage in the amount of $227,000,000 at December 31, 1994.

Notes:
    1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subseqent to that date
       - see Column H.

    2) Aggregate cost is approximately the same for federal income tax purposes.

    3) Date of original construction - many properties have had substantial renovation or additional construction - see Column D.

    4) Buildings on these properties were demolished in 1993. As a result, the cost of the buildings and improvements, net of accumulated depreciation, were transferred to land. In addition, the cost of the land in Kearny is net of a $1,615,000 insurance recovery.

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)


The following is a reconciliation of real estate assets and accumulated depreciation:

                                                       Year Ended            Year Ended              Year Ended
                                                   December 31, 1994      December 31, 1993      December 31, 1992
                                                   -----------------      -----------------      -----------------
Real Estate
   Balance at beginning of period                       $340,415               $314,651              $305,123
   Additions during the period:
      Land                                                   989                 15,191                 2,817
      Buildings & improvements                            24,428                 14,332                 8,398
                                                        --------               --------              --------
                                                         365,832                344,174               316,338
   Less:  Cost of assets written-off                        -                     3,759                 1,687
                                                        --------               --------              --------
   Balance at end of period                             $365,832               $340,415              $314,651
                                                        ========               ========              ========
Accumulated Depreciation
   Balance at beginning of period                       $118,742               $111,142              $103,520
   Additions charged to operating expenses                 9,963                  9,392                 9,309
                                                        --------               --------              --------
                                                         128,705                120,534               112,829
   Less:  Accumulated depreciation on assets
             written-off                                    -                     1,792                 1,687
                                                        --------               --------              --------
   Balance at end of period                             $128,705               $118,742              $111,142
                                                        ========               ========              ========


                                 EXHIBIT INDEX

                                                                                              Page Number in
                                                                                              Sequential
    Exhibit No.                                                                               Numbering
    -----------                                                                               --------------

     3(a)         Amended and Restated Declaration of Trust of the Registrant,                    *
                  dated March 29, 1993 - Incorporated by reference from
                  Form S-4, filed April 15, 1993.

      (b)         By-laws of Vornado dated March 10, 1994 - Incorporated by reference             *
                  from Annual Report on Form 10-K for the year ended December 31, 1993, filed March 24, 1994.

    4             Indenture dated as of November 24, 1993 between Vornado Finance                 *
                  Corp. and Bankers Trust Company, as Trustee - Incorporated by
                  reference from Current Report on Form 8-K dated November 24, 1993, filed December 1, 1993.

    10(a) 1       Master Agreement and Guaranty, between Vornado, Inc. and Bradlees               *
                  New Jersey, Inc. dated as of May 1, 1992 - Incorporated by reference from Quarterly Report on Form 10-Q for quarter ended
                  March 31, 1992, filed May 8, 1992.

      (a) 2       Mortgage, Security Agreement, Assignment of Leases and Rents and                *
                  Fixture Filing dated as of November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado Finance Corp., as mortgagee - Incorporated by reference from Current Report on Form
                  8-K dated November 24, 1993, filed December 1, 1993.

      (b) 1 **    1985 Stock Option Plan as amended - Incorporated by reference                   *
                  from Quarterly Report on Form 10-Q for quarter ended May 2, 1987, filed June 9, 1987.

      (b) 2 **    Form of Stock Option Agreement for use in connection with                       *
                  incentive stock options issued pursuant to Vornado, Inc.
                  1985 Stock Option Plan - Incorporated by reference from Quarterly
                  Report on Form 10-Q for quarter ended October 26, 1985,
                  filed December 9, 1985.

      (b) 3 **    Form of Stock Option Agreement for use in connection with incentive             *
                  stock options issued pursuant to Vornado, Inc. 1985 Stock Option
                  Plan - Incorporated by reference from Quarterly Report on Form 10-Q for quarter ended May 2, 1987, filed June 9, 1987.

      (b) 4 **    Form of Stock Option Agreement for use in connection with non-                  *
                  qualified options issued pursuant to Vornado, Inc. 1985 Stock Option
                  Plan - Incorporated by reference from Quarterly Report on Form 10-Q for quarter ended October 26, 1985, filed December 9, 1985.


- ------------
*  Incorporated by reference
** Management contract or compensatory plan


    10(c) 1 **    Employment Agreement between Vornado, Inc. and Joseph Macnow                        *
                  dated January 1, 1992 - Incorporated by reference from Annual Report on
                  Form 10-K for the year ended December 31, 1991, filed March 30, 1992.

      (c) 2 **    Employment Agreement between Vornado, Inc. and Richard Rowan                        *
                  dated January 1, 1992 - Incorporated by reference from Annual Report on
                  Form 10-K for the year ended December 31, 1991, filed March 30, 1992.

      (d) 1       Promissory Notes from Steven Roth to Vornado, Inc. dated                            *
                  December 29, 1992 and January 15, 1993 - Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1992,
                  filed February 16, 1993.                                                            *

      (d) 2       Registration Rights Agreement between Vornado, Inc. and Steven                      *
                  Roth dated December 29, 1992 - Incorporated by reference
                  from Annual Report on Form 10-K for the year ended December 31, 1992, filed February 16, 1993.

      (d) 3       Stock Pledge Agreement between Vornado, Inc. and Steven Roth                        *
                  dated December 29, 1992 - Incorporated by reference from Annual
                  Report on Form 10-K for the year ended December 31, 1992, filed
                  February 16, 1993.

      (d) 4       Promissory Notes from Steven Roth to Vornado Realty Trust                           *
                  dated April 15, 1993 and June 16, 1993 - Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1993, filed March 24, 1994.

      (d) 5       Promissory Note from Richard Rowan to Vornado Realty Trust -                        *
                  Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1993, filed March 24, 1994.

      (d) 6       Promissory Note from Joseph Macnow to Vornado Realty Trust -                        *
                  Incorporated by reference from Annual Report on Form 10-K for the year ended Decmeber 31, 1993, filed March 24, 1994.

      (e) 1       Management Agreement between Interstate Properties and Vornado,                     *
                  Inc. dated July 13, 1992 - Incorporated by reference from Annual
                  Report on Form 10-K for the year ended December 31, 1992,
                  filed February 16, 1993.

      (f) 1       Real Estate Retention Agreement between Vornado, Inc., Keen Realty                  *
                  Consultants, Inc. and Alexander's, Inc., dated as of July 20, 1992
                  - Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1992, filed February 16, 1993.

      (f) 2       Amendment to Real Estate Retention Agreement dated                                 47
                  February 6, 1995.

      (f) 3       Stipulation between Keen Realty Consultants Inc. and Vornado Realty                 *
                  Trust re:  Alexander's Retention Agreement - Incorporated by
                  reference from Annual Report on Form 10-K for the year ended
                  December 31, 1993, filed March 24, 1994.

- ------------
*  Incorporated by reference
** Management contract or compensatory plan


      (f) 4       Stock Purchase Agreement, dated February 6, 1995, among Vornado                     *
                  Realty Trust and Citibank, N.A. - Incorporated by reference from
                  Current Report on Form 8-K dated February 6, 1995, filed
                  February 21, 1995.

      (f) 5       Management and Development Agreement, dated as of February 6, 1995 -                *
                  Incorporated by reference from Current Report on Form 8-K dated
                  February 6, 1995, filed February 21, 1995.

      (f) 6       Standstill and Corporate Governance Agreement, dated as of                          *
                  February 6, 1995 - Incorporated by reference from Current Report on
                  Form 8-K dated February 6, 1995, filed February 21, 1995.

      (f) 7       Credit Agreement, dated as of March 15, 1995, among Alexander's, Inc.,             49
                  as borrower, and Vornado Lending Corp., as lender.

      (f) 8       Subordination and Intercreditor Agreement, dated as of March 15, 1995             108
                  among Vornado Lending Corp., Vornado Realty Trust and First Fidelity
                  Bank, National Association.

      (f) 9       Revolving Credit Agreement dated as of February 27, 1995 among                    142
                  Vornado Realty Trust, as borrower, and Union Bank of Switzerland, as Bank and Administrative Agent.

11                Statement Re Computation of Per Share Earnings.                                   205

12                Not applicable.

13                Not applicable.

16                Not applicable.

18                Not applicable.

19                Not applicable.

21                Subsidiaries of the Registrant.                                                   206

22                Not applicable.

23                Consent of independent auditors to incorporation by reference.                    208

25                Not applicable.

27                Financial Data Schedule.                                                          209

29                Not applicable.


- ------------
* Incorporated by reference