Form 10-Q
period 1995-03-31
VORNADO REALTY TRUST
filed 1995-05-12
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 14



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 1995
                                --------------------------------------------

                                       or

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ---------------------

Commission File Number:   1-11954


                              VORNADO REALTY TRUST
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MARYLAND                                           22-1657560
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                       Identification Number)


PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                07663
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)



                                 (201)587-1000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        /X/ Yes    / / No
                                            ---        ---


       As of May 4, 1995 there were 24,238,937 common shares outstanding.

                              VORNADO REALTY TRUST

                                     INDEX



                                                                                               Page Number
                                                                                               -----------
PART I.         FINANCIAL INFORMATION:

       Item 1.    Financial Statements:

                  Consolidated Balance Sheets as of March 31, 1995
                  and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

                  Consolidated Statements of Income for the Three Months
                  Ended March 31, 1995 and March 31, 1994 . . . . . . . . . . . . . . . . . .        4

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1995 and March 31, 1994 . . . . . . . . . . . . . . . . . .        5

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .        6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .        9



PART II.          OTHER INFORMATION:


       Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .       12

Signatures          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

Exhibit Index       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

Exhibit 11          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Exhibit 27          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

PART I.  FINANCIAL INFORMATION

                              VORNADO REALTY TRUST

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                     MARCH 31,   DECEMBER 31,
                                                       1995          1994
                                                     ---------   ------------
ASSETS:

Real estate, at cost:
    Land                                              $ 61,269     $ 61,269
    Buildings and improvements                         302,546      298,277
    Leasehold improvements and equipment                 6,393        6,286
                                                       -------      -------
            Total                                      370,208      365,832
    Less accumulated depreciation and
      amortization                                    (131,270)    (128,705)
                                                       -------      -------
            Real estate, net                           238,938      237,127

Cash and cash equivalents, including U.S.
    government obligations under repurchase
    agreements of $9,120 and $15,275                    17,676       23,559
Marketable securities                                   75,604       87,206
Investment in and advances to Alexander's, Inc.        116,230        7,350
Due from officer                                         8,418        8,418
Accounts receivable, net of allowance for
      doubtful accounts of $497 and $457                 5,153        4,898
Receivable arising from the
    straight-lining of rents                            12,302       11,807
Other assets                                            13,216       13,173
                                                       -------      -------

TOTAL ASSETS                                          $487,537     $393,538
                                                       =======      =======

                                                      MARCH 31,   DECEMBER 31,
                                                        1995          1994
                                                      ---------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes and mortgages payable                           $233,963     $234,160
Amounts due under revolving credit facility             60,000          --
Due for U.S. treasury obligations                       56,167       34,275
Accounts payable and accrued expenses                    7,266        4,275
Deferred leasing fee income                             11,457          --
Other liabilities                                        4,171        4,140
                                                       -------      -------
             Total liabilities                         373,024      276,850
                                                       -------      -------

Commitments and contingencies
Shareholders' equity:
    Preferred shares of beneficial interest:
     no par value per share;
     authorized, 1,000,000 shares;
     issued, none
    Common shares of beneficial interest:
      $.04 par value per share;
      authorized, 50,000,000 shares; issued,
      21,722,444 and 21,654,285
      shares in each period                                869          866
    Additional capital                                 199,124      198,184
    Retained earnings (deficit)                        (79,828)     (79,513)
                                                       -------      -------
                                                       120,165      119,537
    Unrealized(loss)/gain on securities
      available for sale                                  (467)       2,336
    Due from officers for purchase of common
      shares of beneficial interest                     (5,185)      (5,185)
                                                       -------      -------
             Total shareholders' equity                114,513      116,688
                                                       -------      -------

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                             $487,537     $393,538
                                                       =======      =======

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                       CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except share amounts)

                                                                     FOR THE THREE MONTHS ENDED
                                                                     --------------------------
                                                                    MARCH 31,           MARCH 31,
                                                                      1995                1994
                                                                    ---------           ---------
Revenues:
   Property rentals                                                   $18,972             $17,148
   Expense reimbursements                                               5,539               5,440
   Other income (including fee income from
     related parties of $1,630 and $364)                                1,705                 439
                                                                       ------              ------
Total revenues                                                         26,216              23,027
                                                                       ------              ------
Expenses:
   Operating                                                            7,560               7,410
   Depreciation and amortization                                        2,566               2,396
   General and administrative                                           1,703               1,541
                                                                       ------              ------
Total expenses                                                         11,829              11,347
                                                                       ------              ------

Operating income                                                       14,387              11,680

Income/(loss) applicable to Alexander's:
   Equity in (loss)                                                      (141)               --
   Depreciation                                                           (52)               --
   Interest income on loan                                                392                --
Interest and dividend income                                            1,578               1,880
Interest and debt expense                                              (4,185)             (3,649)
Net (loss)/gain on marketable securities                                 (142)                193
                                                                       ------              ------
NET INCOME                                                            $11,837             $10,104
                                                                       ======              ======
Net Income Per Share                                                    $ .54               $ .46
                                                                       ======              ======
Weighted average number of common
  shares and common share equivalents
  outstanding during period                                        21,865,515          21,871,341

Dividends per share                                                     $ .56               $ .50





                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                    FOR THE THREE MONTHS ENDED
                                                                    --------------------------
                                                                 MARCH 31, 1995    MARCH 31, 1994
                                                                 --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $ 11,837          $ 10,104
   Adjustments to reconcile net income to net
     cash provided by operations:
      Depreciation and amortization
       (including debt issuance costs)                                    2,801             2,615
      Straight-lining of rental income                                     (495)             (500)
      Equity in loss of Alexander's, including $52
       of depreciation                                                      193                --
      Net loss/(gain) on marketable securities                              142              (193)
   Changes in assets and liabilities:
      Trading securities                                                     19              (339)
      Accounts receivable                                                  (255)           (1,129)
      Accounts payable and accrued expenses                               2,991            (3,019)
      Other                                                              (1,193)              655
                                                                       --------          --------
Net cash provided by operating activities                                16,040             8,194
                                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in and advances to Alexander's                           (100,105)               --
   Additions to real estate                                              (4,377)           (3,025)
   Proceeds from sale of securities available for sale                   12,073             2,207
                                                                       --------          --------
Net cash (used in) investing activities                                 (92,409)             (818)
                                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due for U.S. treasury obligations                                     21,892              (280)
   Proceeds from borrowings                                              60,000
   Payments on borrowings                                                  (197)             (255)
   Dividends paid                                                       (12,152)          (10,863)
   Exercise of stock options                                                943                --
                                                                       --------          --------
Net cash provided by (used in) financing activities                      70,486           (11,398)
                                                                       --------          --------

Net decrease in cash and cash equivalents                                (5,883)           (4,022)
Cash and cash equivalents at beginning of period                         23,559            24,119
                                                                       --------          --------

Cash and cash equivalents at end of period                             $ 17,676          $ 20,097
                                                                       ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest                                          $  3,578          $  3,430
                                                                       ========          ========

      During the three months ended March 31, 1995, the unrealized gain on securities available for sale included in shareholders' equity was adjusted to reflect (i) a charge of $3,435 to write-down the Company's investment in Alexander's to cost as a result of adopting the equity method accounting and (ii) a net increase of $632 in the market value of securities available for sale.



                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of March 31, 1995, the consolidated statements of income for the three months ended March 31, 1995 and March 31, 1994 and the consolidated statements of changes in cash flows for the three months ended March 31, 1995 and March 31, 1994 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1995 and March 31, 1994 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

2.   RELATED PARTY TRANSACTIONS

     Investment in and advances to Alexander's, Inc. ("Alexander's") consists of:

                                                 March 31, 1995      December 31, 1994
                                                 --------------      -----------------
Common stock, net of $52,000 of
  accumulated depreciation of buildings
  (at fair value) in 1995                           $ 59,108,000       $ 5,980,000
Loan receivable                                       45,000,000               --
Deferred loan origination income                      (1,458,000)              --
Leasing fees and other receivables                    12,967,000           526,000
Equity in loss since March 2, 1995                      (141,000)              --
Deferred expenses                                        754,000           844,000
                                                     -----------        ----------
                                                    $116,230,000       $ 7,350,000
                                                     ===========        ==========

     At December 31, 1994, the Company owned 113,100 shares of Alexander's common stock. The investment was recorded at market value of $5,980,000 at December 31, 1994. On March 2, 1995, the Company purchased all of the 1,353,468 shares, or 27.1% of the common stock of Alexander's owned by Citibank, N.A. ("Citibank") for $40.50 per share in cash or $56,615,000 (including $1,800,000 of costs associated therewith). After the acquisition, the Company owns 29.3% of the common stock of Alexander's. Interstate Properties owns 27.7% of the common shares of the Company and 27.1% of Alexander's common stock. Steven Roth is the Chairman of the Board and Chief Executive Officer of the Company, the managing general partner of Interstate Properties and a Director and Chief Executive Officer of Alexander's. As a result of the increase in its investment, the Company has changed its accounting for its investment in Alexander's to the equity method. This required a reduction of its investment to cost by reducing the unrealized gain recorded in shareholders' equity at December 31, 1994 by $3,435,000. The common stock portion of the investment has been allocated two-thirds to land and one-third to building, in accordance with fair value accounting. The building fair value allocation in excess of Alexander's cost is being depreciated over a 35 year period.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





     On March 15, 1995, the Company lent Alexander's $45 million, the subordinated tranche of a $75 million secured financing, the balance of which was funded by a bank. The Company's loan has a three-year term and bears interest at 16.43% per annum for the first two years and at a fixed rate for the third year of 992 basis points over the one-year Treasury bill rate. In addition, the Company received a loan origination fee of $1,500,000 from Alexander's to be amortized over the term of the loan. The Company recorded interest income on the loan of $392,000 in the quarter ended March 31, 1995.

     On March 2, 1995, the Company and Alexander's entered into a three-year management and development agreement (the "Management Agreement"). The annual fee to the Company (payable in monthly installments) is $3,000,000, plus 6% of development costs with a minimum guaranteed fee for the development portion of $1,650,000 in the first year and $750,000 in each of the second and third years.

     The fee pursuant to the Management Agreement is in addition to the leasing fee the Company receives from Alexander's under the leasing agreement (the "Leasing Agreement") which has been in effect since 1992. Subject to the payment of rents by Alexander's tenants, the Company is due $12,255,000, receivable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. The term of the leasing agreement has been extended to be coterminous with the term of the Management Agreement.

     Effective March 2, 1995, for a three-year period, the Company and Interstate agreed not to own in excess of two-thirds of Alexander's common stock or to enter into certain other transactions with Alexander's, other than the transactions described above, without the consent of Alexander's independent directors.

     Fee income from related parties (included in Other income) consists of:

                                                        Three Months Ended
                                                        ------------------
                                                 March 31, 1995     March 31, 1994
                                                 --------------     --------------
Management fees from Interstate Properties          $  194,000          $239,000
Management fees from Alexander's                       388,000                --
Leasing fees from Alexander's, net                   1,048,000                --
Expense reimbursement from Alexander's                      --           125,000
                                                     ---------           -------
                                                    $1,630,000          $364,000
                                                     =========           =======

     The unaudited proforma information set forth below presents the condensed statement of income for the Company for the first quarter of this year and last year, as if on January 1, 1994, the investment in Alexander's and related agreements were consummated and 1,880,000 shares of beneficial interest of the Company were issued to partially fund the investment.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             Proforma
                                                        Three Months Ended
                                                        ------------------
                                                 March 31, 1995     March 31, 1994
                                                 --------------     --------------
Revenues                                         $26,086,000          $24,288,000
Expenses                                          11,829,000           11,347,000
                                                  ----------           ----------
Operating income                                  14,257,000           12,941,000
Income/(loss) applicable to Alexander's:
  Equity in (loss)                                  (989,000)            (473,000)
  Depreciation                                      (156,000)            (156,000)
  Interest income on loan                          1,974,000            1,974,000
Interest and dividend income                         946,000            1,128,000
Interest and debt expense                         (3,813,000)          (3,649,000)
Net (loss)/gain on marketable securities            (142,000)             193,000
                                                  ----------           ----------

Net income                                     $  12,077,000        $  11,958,000
                                                  ==========           ==========

Net income per share                                 $   .51              $   .50
                                                      ======               ======


3.      UNSECURED REVOLVING CREDIT FACILITY

          On February 27, 1995, the Company entered into a three-year unsecured revolving credit facility with a bank providing for borrowings of up to $75,000,000. Borrowings bear annual interest, at the Company's election, at LIBOR plus 1.50% or the higher of the federal funds rate plus 1% or prime rate plus .50%.

          The facility contains customary loan covenants including, among others, limits on total outstanding indebtedness; maximum loan to value ratios; minimum debt service coverage, funds from operations, and equity requirements and a negative pledge with respect to certain unencumbered assets. At March 31, 1995, the balance outstanding under the facility was $60,000,000 bearing interest at 7.63% and was repaid on May 3, 1995 (see Note 4).

4.      SUBSEQUENT EVENT

          On May 3, 1995, the Company completed the sale of 2,500,000 common shares in a public offering at $34.00 per share, which net of expenses yielded approximately $80,000,000, of which $60,000,000 was used to repay the indebtedness incurred under the revolving credit facility in connection with the Alexander's investment.

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       Funds from operations improved to $13,419,000 in the quarter ended March 31, 1995, from $11,749,000 in the quarter ended March 31, 1994, an increase of $1,670,000 or 14.2%. The following table reconciles funds from operations and net income:

                                                           Three Months Ended
                                                           ------------------
                                                   March 31, 1995          March 31, 1994
                                                   --------------          --------------
Net income                                           $11,837,000             $10,104,000
Depreciation and amortization of
  real property                                        2,487,000               2,230,000
Straight-lining of property rentals                     (495,000)               (500,000)
Excess of leasing fees recognized as
  income (due prior to December 31, 1995)
  over amounts received                                 (798,000)                    --
Loss/(gain) on sale of securities
  available for sale                                     360,000                 (85,000)
Proportionate share of adjustments
  to Alexander's loss to arrive at
  funds from operations                                   28,000                     --
                                                      ----------              ----------
Funds from operations *                              $13,419,000             $11,749,000
                                                     ===========             ===========

       * Effective January 1, 1995, the Company changed its definition of funds from operations to exclude amortization of debt issuance costs and depreciation of personal property. Prior period amounts have been restated to conform to the current year's presentation.

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

       The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $26,216,000 in the quarter ended March 31, 1995, compared to $23,027,000 in the prior year's quarter, an increase of 3,189,000 or 13.8%.

       Property rentals were $18,972,000 in the quarter ended March 31, 1995, compared to $17,148,000 in the prior year's quarter, an increase of $1,824,000 or 10.6%. This increase resulted from (i) rents from expansions of shopping centers of $728,000, (ii) rents from recent acquisitions of retail properties of $596,000, (iii) step-ups in leases which are not subject to the straight-line method of revenue recognition of $440,000 and (iv) property rentals received from new tenants in excess of property rentals lost from vacating tenants of $60,000.

       Tenant expense reimbursements for the quarter ended March 31, 1995, did not change significantly from the prior year's quarter.

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




       Other income was $1,705,000 for the quarter ended March 31, 1995, compared to $439,000 in the prior year's quarter, an increase of $1,266,000. This increase resulted from the fee income recognized in connection with the Management Agreement and Leasing Agreement with Alexander's.

       Operating expenses for the quarter ended March 31, 1995, did not change significantly from the prior year's quarter.

       Depreciation and amortization expense increased in 1995 as compared to 1994, primarily as a result of the completion of property expansions in the fourth quarter of 1994.

       General and administrative expenses increased by $162,000 to $1,703,000 in the quarter ended March 31, 1995, compared to $1,541,000 in the prior year's quarter. This increase resulted primarily from higher payroll and fringe benefits.

       Investment income (interest and dividend income and net gains/(losses) on marketable securities) was $1,436,000 for the quarter ended March 31, 1995, compared to $2,073,000 in the prior year's quarter, a decrease of $637,000 or 30.7%. The decrease resulted from a loss on the sale of marketable securities of $360,000 and lower average investments due to the investment in Alexander's.

       Interest and debt expense was $4,185,000 in the quarter ended March 31, 1995, as compared to $3,649,000 in the prior year's quarter, an increase of $536,000 or 14.7%. Of this increase $372,000 resulted from borrowings under the revolving credit facility due to the investment in Alexander's and $154,000 resulted from a decrease in interest capitalized during construction.

       The Company operates in a manner intended to enable it to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended (the "Code"). Under those sections, a real estate investment trust which distributes at least 95% of its REIT taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to its shareholders an amount greater than its taxable income. Therefore, no provision for federal income taxes is required.


LIQUIDITY AND CAPITAL RESOURCES

       On March 31, 1995, the Company had Liquid Investments (cash and cash equivalents, marketable securities, excluding unrealized (losses)/gains on securities available for sale, net of amounts due for U.S. treasury obligations) of $37,600,000 compared to $77,600,000 at December 31, 1994, a decrease of $40,000,000. The decrease in Liquid Investments resulted primarily from (i) investment in and advances to Alexander's of $100,100,000, (ii) dividends paid to shareholders of $12,200,000 and (iii) capital expenditures of $4,400,000, exceeding net cash provided from operating activities of $16,000,000 and proceeds from borrowings under the revolving credit facility of $60,000,000.

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       On March 2, 1995, the Company purchased all of the 1,353,468 shares, or 27.1%, of the common stock of Alexander's owned by Citibank for $40.50 per share in cash or $56,615,000 (including $1,800,000 of costs associated therewith). After the acquisition, the Company owns 29.3% of the common stock of Alexander's.

       On March 15, 1995, the Company lent Alexander's $45 million. The Company's loan has a three-year term and bears interest at 16.43% per annum for the first two years and at a fixed rate for the third year of 992 basis points over the one-year Treasury bill rate. In addition, Vornado received a loan origination fee of $1,500,000.

       On February 27, 1995, the Company entered into a three-year unsecured revolving credit facility with a bank providing for borrowings of up to $75,000,000. Borrowings bear annual interest, at the Company's election, at LIBOR plus 1.50% or the higher of the federal funds rate plus 1% or prime rate plus .50%. At March 31, 1995, the Company had borrowed $60,000,000 under the agreement. On May 3, 1995, the Company completed the sale of 2,500,000 common shares in a public offering at $34.00 per share, which net of expenses yielded approximately $80,000,000 of which $60,000,000 was used to repay the indebtedness incurred under the revolving credit facility in connection with the Alexander's investment.

       The Company anticipates that cash from continuing operations, working capital, borrowings under its revolving credit facility and/or proceeds from the issuance of securities under the Company's shelf registration statement will be adequate to fund its business operations, capital expenditures, continuing debt obligations and the payment of dividends.

                              VORNADO REALTY TRUST



PART II.    OTHER INFORMATION




      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)   Exhibits:  The following exhibits are filed with this
                                   Quarterly Report on Form 10-Q.

                 11  Statement Re Computation of Per Share Earnings.

                 27  Financial Data Schedule

           (b)   Reports on Form 8-K

                 During the quarter ended March 31, 1995, Vornado Realty Trust filed the report on Form 8-K described below.


           Period Covered:
           (Date of Earliest
            Event Reported)          Items Reported         Date of Report
           -----------------         --------------         --------------
            February 6, 1995     5.  Other events - re:    February 6, 1995
                                     Alexander's Inc.

                              VORNADO REALTY TRUST


                                   SIGNATURES





             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        VORNADO REALTY TRUST
                                ------------------------------------
                                            (Registrant)




Date:  May 8, 1995                      /s/ Joseph Macnow
                                ------------------------------------
                                           JOSEPH MACNOW
                                  Vice President - Chief Financial
                                Officer and Chief Accounting Officer

                              VORNADO REALTY TRUST

                                 EXHIBIT INDEX


                                                                  PAGE NUMBER IN
                                                                    SEQUENTIAL
EXHIBIT NO.                                                         NUMBERING
  11           Statement Re Computation of Per Share Earnings.          15

  27           Financial Data Schedule                                  16