Form 10-Q
period 1995-06-30
VORNADO REALTY TRUST
filed 1995-08-14
CIK 899689

                                                       EXHIBIT INDEX ON PAGE 14


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                JUNE 30, 1995
                               ------------------------------------------------

                                       or

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ------------------------

Commission File Number:   1-11954


                             VORNADO REALTY TRUST
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   MARYLAND                                    22-1657560
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                          Identification Number)


PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                  07663
-------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


                                 (201)587-1000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              /X/ Yes    / / No


      As of July 21, 1995 there were 24,238,937 common shares outstanding.

                              VORNADO REALTY TRUST

                                     INDEX

                                                                                               Page Number
                                                                                               -----------
PART I.           FINANCIAL INFORMATION:

       Item 1.    Financial Statements:

                  Consolidated Balance Sheets as of June 30, 1995
                  and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

                  Consolidated Statements of Income for the Three and Six Months
                  Ended June 30, 1995 and June 30, 1994 . . . . . . . . . . . . . . . . . . .        4

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1995 and June 30, 1994 . . . . . . . . . . . . . . . . . . .        5

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .        6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .        9


PART II.          OTHER INFORMATION:

       Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . .       12

       Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .       12

Signatures          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

Exhibit Index       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

Exhibit 11          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Exhibit 27          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

PART I.  FINANCIAL INFORMATION


                              VORNADO REALTY TRUST

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                          JUNE 30,        DECEMBER 31,
                                                            1995              1994
                                                          --------        ------------
ASSETS:

Real estate, at cost:
    Land                                                  $ 61,269          $ 61,269
    Buildings and improvements                             309,540           298,277
    Leasehold improvements and equipment                     6,428             6,286
                                                          --------          --------
            Total                                          377,237           365,832
    Less accumulated depreciation and
      amortization                                        (133,944)         (128,705)
                                                          --------          --------
            Real estate, net                               243,293           237,127


Cash and cash equivalents, including U.S.
    government obligations under repurchase
    agreements of $9,490 and $15,275                        18,034            23,559
Marketable securities                                       76,891            87,206
Investment in and advances to Alexander's, Inc.            114,771             7,350
Due from officer                                             8,418             8,418
Accounts receivable, net of allowance for
    doubtful accounts of $521 and $457                       6,336             4,898
Receivable arising from the
    straight-lining of rents                                12,994            11,807
Other assets                                                14,505            13,173
                                                          --------          --------

TOTAL ASSETS                                              $495,242          $393,538
                                                          ========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes and mortgages payable                               $233,804          $234,160
Due for U.S. treasury obligations                           46,074            34,275
Accounts payable and accrued expenses                        5,658             4,275
Deferred leasing fee income                                 11,408                -
Other liabilities                                            4,202             4,140
                                                          --------          --------
             Total liabilities                             301,146           276,850
                                                          --------          --------

Commitments and contingencies
Shareholders' equity:
    Preferred shares of beneficial interest:
     no par value per share;
     authorized, 1,000,000 shares;
     issued, none
    Common shares of beneficial interest:
      $.04 par value per share;
      authorized, 50,000,000 shares; issued,
      24,238,937 and 21,654,285
      shares in each period                                    970               866
    Additional capital                                     279,127           198,184
    Accumulated deficit                                    (80,775)          (79,513)
                                                          --------          --------
                                                           199,322           119,537
    Unrealized(loss)/gain on securities available
      for sale                                                 (41)            2,336
    Due from officers for purchase of common
      shares of beneficial interest                         (5,185)           (5,185)
                                                          --------          --------
             Total shareholders' equity                    194,096           116,688
                                                          --------          --------

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                 $495,242          $393,538
                                                          ========          ========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                       CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except share amounts)

                                                  FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                  --------------------------       ------------------------
                                                   JUNE 30,        JUNE 30,         JUNE 30,      JUNE 30,
                                                     1995            1994             1995          1994
                                                  ----------      ----------       ----------    ----------
Revenues:
  Property rentals                                   $20,012         $17,387          $38,984       $34,535
  Expense reimbursements                               5,475           6,001           11,014        11,441
  Other income (including fee income from
    related parties of $1,569 and $332 and
    $3,199 and $696)                                   1,569             572            3,274         1,011
                                                  ----------      ----------       ----------    ----------
Total Revenues                                        27,056          23,960           53,272        46,987
                                                  ----------      ----------       ----------    ----------

Expenses:
  Operating                                            7,427           8,084           14,987        15,494
  Depreciation and amortization                        2,674           2,457            5,240         4,853
  General and administrative                           2,134           1,632            3,837         3,173
                                                  ----------      ----------       ----------    ----------
Total expenses                                        12,235          12,173           24,064        23,520
                                                  ----------      ----------       ----------    ----------

Operating income                                      14,821          11,787           29,208        23,467

Income/(loss) applicable to Alexander's:
  Equity in (loss)                                      (955)              -           (1,096)            -
  Depreciation                                           (52)              -             (104)            -
  Interest income on loan                              1,993               -            2,385             -
Interest and dividend income                           1,472           1,905            3,050         3,785
Interest and debt expense                             (4,387)         (3,628)          (8,572)       (7,277)
Net gain on marketable securities                        293              50              151           243
                                                  ----------      ----------       ----------    ----------

NET INCOME                                           $13,185         $10,114          $25,022       $20,218
                                                  ==========      ==========       ==========    ==========

Net Income Per Share                                   $ .56           $ .46            $1.10         $ .92
                                                  ==========      ==========       ==========    ==========

Weighted average number of common
  shares and common share equivalents
  outstanding during period                       23,508,753      21,866,594       22,687,134    21,868,485

Dividends per share                                    $ .56           $ .50            $1.12         $1.00

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                       FOR THE SIX MONTHS ENDED
                                                                    -------------------------------
                                                                    JUNE 30, 1995     JUNE 30, 1994
                                                                    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $  25,022          $ 20,218
   Adjustments to reconcile net income to net
     cash provided by operations:
       Depreciation and amortization
       (including debt issuance costs)                                    5,737             5,290
       Straight-lining of rental income                                  (1,187)           (1,000)
       Equity in loss of Alexander's, including $104
         of depreciation                                                  1,200                 -
       Net (gain) on marketable securities                                 (151)             (243)
   Changes in assets and liabilities:
       Trading securities                                                  (690)              363
       Accounts receivable                                               (1,438)           (1,301)
       Accounts payable and accrued expenses                              1,383            (4,053)
       Other                                                             (2,237)               81
Net cash provided by operating activities                                27,639            19,355

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in and advances to Alexander's                           (100,178)                -
   Additions to real estate                                             (11,406)           (7,718)
   Proceeds from sale of securities available for sale                   12,214             4,326
                                                                      ---------          --------
Net cash (used in) investing activities                                 (99,370)           (3,392)
                                                                      ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common shares                           79,831                 -
   Due for U.S. treasury obligations                                     11,799              (526)
   Proceeds from borrowings                                              60,000                 -
   Payments on borrowings                                               (60,356)             (408)
   Dividends paid                                                       (26,284)          (21,635)
   Exercise of stock options                                              1,216                 -
                                                                      ---------          --------
Net cash provided by (used in) financing activities                      66,206           (22,569)
                                                                      ---------          --------

Net decrease in cash and cash equivalents                                (5,525)           (6,606)
Cash and cash equivalents at beginning of period                         23,559            24,119
                                                                      ---------          --------

Cash and cash equivalents at end of period                            $  18,034          $ 17,513
                                                                      =========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest                                         $   8,075          $  6,840
                                                                      =========          ========

During the six months ended June 30, 1995, the unrealized gain on securities available for sale included in shareholders' equity was adjusted to reflect (i) a reduction of $3,435 to the Company's Investment in Alexander's as a result of the change from fair value to the equity method of accounting and (ii) a net increase of $1,058 in the market value of other securities available for sale.


                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated balance sheet as of June 30, 1995, the consolidated statements of income for the three and six months ended June 30, 1995 and June 30, 1994 and the consolidated statements of changes in cash flows for the six months ended June 30, 1995 and June 30, 1994 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1995 and June 30, 1994 have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

2. RELATED PARTY TRANSACTIONS

        Investment in and advances to Alexander's, Inc. ("Alexander's") consists of:

                                                       June 30, 1995     December 31, 1994
                                                       -------------     -----------------
     Common stock, net of $104,000 of
       accumulated depreciation of buildings
       (at fair value) in 1995                          $ 59,056,000         $5,980,000
     Loan receivable                                      45,000,000                 -
     Deferred loan origination income                     (1,333,000)                -
     Leasing fees and other receivables                   12,202,000            526,000
     Equity in loss since March 2, 1995                   (1,096,000)                -
     Deferred expenses                                       942,000            844,000
                                                        ------------         ----------
                                                        $114,771,000         $7,350,000
                                                        ============         ==========

        At December 31, 1994, the Company owned 113,100 shares of Alexander's common stock. The investment was carried at market value of $5,980,000 at December 31, 1994 (cost was $2,545,000). In March 1995, the Company purchased all of the 1,353,468 shares, or 27.1% of the common stock of Alexander's owned by Citibank, N.A. ("Citibank") for $40.50 per share in cash or $56,615,000 (including $1,800,000 of costs incurred in the purchase). As a result of the increase in its investment, the Company has changed its accounting for its investment in Alexander's to the equity method. This required a reduction of its investment by the unrealized gain recorded in shareholders' equity at December 31, 1994, $3,435,000. Vornado's investment in Alexander's in excess of carrying amounts has been allocated two-thirds to land and one-third to building, in accordance with purchase accounting. The building allocation in excess of Alexander's carrying amount is being depreciated over a 35 year period.

      After the acquisition, the Company owns 29.3% of the common stock of Alexander's. Interstate Properties owns 27.7% of the common shares of the Company and 27.1% of Alexander's common stock. Steven Roth is the Chairman of the Board and Chief Executive Officer of the Company, the managing general partner of Interstate Properties and a Director and Chief Executive Officer of Alexander's.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        In March 1995, the Company lent Alexander's $45 million, the subordinated tranche of a $75 million secured financing, the balance of which was funded by a bank. The Company's loan has a three-year term and bears interest at 16.43% per annum for the first two years and at a fixed rate for the third year of 992 basis points over the one-year Treasury bill rate. In addition, the Company received a loan origination fee of $1,500,000 from Alexander's to be amortized over the term of the loan.

        In March 1995, the Company and Alexander's entered into a three-year management and development agreement (the "Management Agreement"). The annual management fee payable to the Company by Alexander's is $3,000,000, plus 6% of development costs with a minimum guaranteed fee for the development portion of $1,650,000 in the first year and $750,000 in each of the second and third years.

        The fee pursuant to the Management Agreement is in addition to the leasing fee the Company receives from Alexander's under the leasing agreement (the "Leasing Agreement") which has been in effect since 1992. Subject to the payment of rents by Alexander's tenants, the Company is due $11,600,000, receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. The term of the Leasing Agreement has been extended to be coterminous with the term of the Management Agreement.

        Effective March 2, 1995, for a three-year period, the Company and Interstate agreed not to own in excess of two-thirds of Alexander's common stock or to enter into certain other transactions with Alexander's, other than the transactions described above, without the consent of Alexander's independent directors.

        Fee income from related parties (included in Other income) consists of:

                                             Three Months Ended                 Six Months Ended
                                         --------------------------       ---------------------------
                                          June 30,         June 30,        June 30,          June 30,
                                            1995             1994            1995              1994
                                         ----------        --------       ----------         --------
        Management fees from
         Interstate Properties           $  294,000        $207,000       $  488,000         $446,000
        Management fees from
         Alexander's                      1,164,000              -         1,552,000               -
        Leasing fees from
         Alexander's, net                   111,000              -         1,159,000               -
        Expense reimbursement
         from Alexander's                        -          125,000               -           250,000
                                         ----------        --------       ----------         --------
                                         $1,569,000        $332,000       $3,199,000         $696,000
                                         ==========        ========       ==========         ========

        The unaudited pro forma information set forth below presents the condensed statement of income for the Company for the six months ended June 30, 1995 and 1994, as if on January 1, 1994, the investment in Alexander's and related agreements were consummated and 1,880,000 shares of beneficial interest of the Company were issued to partially fund the investment.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Proforma
                                                                 Six Months Ended
                                                        ---------------------------------
                                                        June 30, 1995       June 30, 1994
                                                        -------------       -------------
        Revenues                                        $ 53,142,000        $ 49,509,000
        Expenses                                         (24,064,000)        (23,520,000)
                                                        ------------        ------------
        Operating income                                  29,078,000          25,989,000
        Income/(loss) applicable to Alexander's:
          Equity in (loss)                                (1,906,000)         (1,111,000)
          Depreciation                                      (156,000)           (312,000)
          Interest income on loan                          3,947,000           3,947,000
        Interest and dividend income                       2,418,000           2,281,000
        Interest and debt expense                         (7,729,000)         (7,277,000)
        Net (loss)/gain on marketable securities             151,000             243,000
                                                        ------------        ------------

        Net income                                      $ 25,803,000        $ 23,760,000
                                                        ============        ============

        Net income per share                                   $1.09             $  1.00
                                                               =====             =======


3. SALE OF COMMON SHARES

        On May 3, 1995, the Company completed the sale of 2,500,000 common shares in a public offering at $34.00 per share, which net of expenses yielded approximately $80,000,000, of which $60,000,000 was used to repay the indebtedness incurred under its revolving credit facility in connection with the Alexander's investment.

4. SUBSEQUENT EVENT

        On July 6, 1995, the Company assigned its Management Agreement with Alexander's to Vornado Management Corp. ("VMC"), a newly formed New Jersey corporation. In exchange, the Company received 100% of the preferred stock of VMC which entitles it to 95% of net operating cash flow distributed by VMC to its shareholders. Steven Roth and Richard West, Trustees of the Company, own the common stock of VMC. In addition, the Company lent $5,000,000 to VMC for working capital purposes under a three year term loan bearing interest at the prime rate plus 2%. VMC will be responsible for its pro-rata share of compensation (including bonuses) and fringe benefits of common employees and 30% of other common expenses.

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Funds from operations were $15,743,000 in the quarter ended June 30, 1995, compared to $11,896,000 in the quarter ended June 30, 1994, an increase of $3,847,000 or 32.3%. Funds from operations were $29,162,000 in the six months ended June 30, 1995, compared to $23,645,000 in the six months ended June 30, 1994, an increase of $5,517,000 or 23.3%. The following table reconciles funds from operations and net income:

                                                Three Months Ended                       Six Months Ended
                                           ------------------------------           ----------------------------
                                             June 30,          June 30,               June 30,         June 30,
                                               1995              1994                   1995             1994
                                           -----------        -----------           -----------      -----------
Net income                                 $13,185,000        $10,114,000           $25,022,000      $20,218,000
Depreciation and amortization of
  real property                              2,519,000          2,271,000             5,006,000        4,501,000
Straight-lining of property rentals           (692,000)          (500,000)           (1,187,000)      (1,000,000)
Leasing fees received in excess
  of/(less than) income recognized             610,000                 -               (188,000)              -
Loss/(gain) on sale of securities
  available for sale                                -              11,000               360,000          (74,000)
Proportionate share of adjustments
  to Alexander's loss to arrive at
  funds from operations                        121,000                 -                149,000               -
                                           -----------        -----------           -----------      -----------
Funds from operations *                    $15,743,000        $11,896,000           $29,162,000      $23,645,000
                                           ===========        ===========           ===========      ===========

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

        The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $27,056,000 in the quarter ended June 30, 1995, compared to $23,960,000 in the prior year's quarter, an increase of $3,096,000 or 12.9%. Revenues were $53,272,000 for the six months ended June 30, 1995, compared to $46,987,000 for the prior year's six months, an increase of $6,285,000 or 13.4%.

       Property rentals were $20,012,000 in the quarter ended June 30, 1995, compared to $17,387,000 in the prior year's quarter, an increase of $2,625,000 or 15.1%. Property rentals were $38,984,000 for the six months ended June 30, 1995, compared to $34,535,000 for the prior year's six months, an increase of $4,449,000 or 12.9%. Of these increases (i) $1,560,000 and $2,884,000 resulted from rents from expansions of shopping centers and recent acquisitions of retail properties and (ii) $793,000 and $1,228,000 resulted from step-ups in leases which are not subject to the straight-line method of revenue recognition.

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        Tenant expense reimbursements decreased in 1995 as compared to 1994, primarily as a result of lower operating expenses which are passed through to tenants.

        Other income was $1,569,000 for the quarter ended June 30, 1995, compared to $572,000 in the prior year's quarter, an increase of $997,000. Other income was $3,274,000 for the six months ended June 30, 1995, compared to $1,011,000 for the prior year's six months, an increase of $2,263,000. These increases resulted primarily from the fee income recognized in connection with the Management Agreement and Leasing Agreement with Alexander's.

        Operating expenses decreased in 1995 as compared to 1994, primarily as a result of lower snow removal costs.

        Depreciation and amortization expense increased in 1995 as compared to 1994, primarily as a result of the completion of property expansions in the fourth quarter of 1994.

        General and administrative expenses increased by $502,000 to $2,134,000 in the quarter ended June 30, 1995, compared to $1,632,000 in the prior year's quarter. General and administrative expenses increased by $664,000 to $3,837,000 in the six months ended June 30, 1995, compared to $3,173,000 in the prior year's six months. Of these increases, $350,000 was payroll expenses resulting from additions to staff and bonuses.

        Investment income (interest and dividend income and net gains/(losses) on marketable securities) was $1,765,000 for the quarter ended June 30, 1995, compared to $1,955,000 in the prior year's quarter, a decrease of $190,000 or 9.7%. Investment income was $3,201,000 for the six months ended June 30, 1995, compared to $4,028,000 for the prior year's six months, a decrease of $827,000 or 20.5%. The changes in investment income resulted primarily from decreases in interest and dividend income of $433,000 and $735,000 as a result of lower average investments due to $20,400,000 invested in Alexander's (above the net proceeds from the sale of common shares). Investment income in this year's second quarter included an increase in net gains on marketable securities of $243,000.

        Interest and debt expense was $4,387,000 in the quarter ended June 30, 1995, as compared to $3,628,000 in the prior year's quarter, an increase of $759,000 or 20.9%. Interest and debt expense was $8,572,000 for the six months ended June 30, 1995, compared to $7,277,000 for the prior year's six months, an increase of $1,295,000 or 17.8%. Of these increases $471,000 and $843,000 resulted from borrowings under the revolving credit facility to temporarily fund the investment in Alexander's and $288,000 and $452,000 resulted from a decrease in interest capitalized during construction.

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

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

        On June 30, 1995, the Company had Liquid Investments (cash and cash equivalents, marketable securities, excluding unrealized (losses)/gains on securities available for sale, net of amounts due for U.S. treasury obligations) of $48,800,000 compared to $77,600,000 at December 31, 1994, a decrease of $28,800,000. The decrease in Liquid Investments resulted primarily from (i) an investment in and advances to Alexander's of $100,200,000, (ii) dividends paid to shareholders of $26,300,000 and (iii) capital expenditures of $11,400,000, exceeding net cash proceeds from a public offering of $79,800,000 and net cash provided from operating activities of $27,600,000.

        On February 27, 1995, the Company entered into a three-year unsecured revolving credit facility with a bank providing for borrowings of up to $75,000,000. Borrowings bear annual interest, at the Company's election, at LIBOR plus 1.50% or the higher of the federal funds rate plus 1% or prime rate plus .50%. At June 30, 1995, the Company had no borrowings outstanding under the facility. On May 3, 1995, the Company completed the sale of 2,500,000 common shares in a public offering at $34.00 per share, which net of expenses yielded approximately $80,000,000 of which $60,000,000 was used to repay the indebtedness incurred under the revolving credit facility in connection with the Alexander's investment.

        On June 23, 1995, Bradlees, Inc., which accounted for 19% of property rentals for the year ended December 31, 1994, announced that it filed for protection and will reorganize under Chapter II of the U. S. Bankruptcy Code. The leases for 19 of the 21 Bradlees locations are fully guaranteed by Stop & Shop Companies, Inc. Further, Montgomery Ward & Co., Inc., remains liable for that portion of the rent it was obligated to pay in 8 of these 19 locations.

        The Company anticipates that cash from continuing operations, working capital, borrowings under its revolving credit facility and/or proceeds from the issuance of securities under the Company's shelf registration statement will be adequate to fund its business operations, capital expenditures, continuing debt obligations and the payment of dividends.

                              VORNADO REALTY TRUST


PART II.    OTHER INFORMATION

      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 At the 1995 Annual Meeting of Shareholders on May 31, 1995, the Shareholders elected the two nominees listed in the Proxy Statement to serve on the Board of Trustees for a term of three years, or until their respective successors are duly elected and qualify. A total of 20,411,066 shares of beneficial interest were voted in person or by proxy. The vote tabulation with respect to each nominee was as follows:

                                                                    Votes Cast
                                                                    Against or
                     Trustee                Votes Cast For           Withheld
                 ----------------           --------------          ----------
                 David Mandelbaum             20,119,415             291,651
                 Richard West                 20,400,515              10,551

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)   Exhibits:  The following exhibits are filed with this
                            Quarterly Report on Form 10-Q.

                 11  Statement Re Computation of Per Share Earnings.

                 27  Financial Data Schedule

           (b)   Reports on Form 8-K

                 During the quarter ended June 30, 1995, Vornado Realty Trust filed the report on Form 8-K described below.

           Period Covered:
           (Date of Earliest
           Event Reported)                 Items Reported                 Date of Report
           -----------------        ----------------------------          --------------
           April 26, 1995           5.  Other events - Purchase           April 26, 1995
                                        Agreement and related
                                        Pricing Agreement relating
                                        to the issuance and sale by
                                        the Company of an aggregate
                                        of 2,500,000 common shares
                                        of beneficial interest.

           June 22, 1995            5.  Other events - Proforma           June 22, 1995
                                        financial information and
                                        exhibits re: Alexander's, Inc.

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




                                                VORNADO REALTY TRUST
                                        ------------------------------------
                                                    (Registrant)



Date:  August 10, 1995                           /s/ Joseph Macnow
                                        ------------------------------------
                                                   JOSEPH MACNOW
                                          Vice President - Chief Financial
                                        Officer and Chief Accounting Officer

                              VORNADO REALTY TRUST


                                 EXHIBIT INDEX

                                                                                      PAGE NUMBER IN
                                                                                        SEQUENTIAL
         EXHIBIT NO.                                                                     NUMBERING
         -----------                                                                  --------------
            11           Statement Re Computation of Per Share Earnings.                    15

            27           Financial Data Schedule                                            16