Form 10-Q
period 1995-09-30
VORNADO REALTY TRUST
filed 1995-11-14
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 17

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        SEPTEMBER 30, 1995
                               ----------------------------------------------

                                       or

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

Commission File Number:   1-11954

                              VORNADO REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                  22-1657560
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                        Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY               07663
--------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

                                  (201) 587-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

    As of October 20, 1995 there were 24,238,937 common shares outstanding.

                              VORNADO REALTY TRUST

                                      INDEX

                                                                                                    Page Number
                                                                                                    -----------
PART I. FINANCIAL INFORMATION:

        Item 1.    Financial Statements:

                   Consolidated Balance Sheets as of September 30, 1995
                   and December 31, 1994...........................................................      3

                   Consolidated Statements of Income for the Three and Nine Months
                   Ended September 30, 1995 and September 30, 1994.................................      4

                   Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 1995 and September 30, 1994.................................      5

                   Notes to Consolidated Financial Statements......................................      6

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............................................     10



PART II.           OTHER INFORMATION:

        Item 6.    Exhibits and Reports on Form 8-K................................................     15

Signatures         ................................................................................     16

Exhibit Index      ................................................................................     17

Exhibit 11         ................................................................................     18

Exhibit 27         ................................................................................     19

PART I.  FINANCIAL INFORMATION

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS


                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          1995           1994
                                                      -------------  ------------
ASSETS:

Real estate, at cost:
 Land                                                   $  61,269     $  61,269
 Buildings and improvements                               312,339       298,277
 Leasehold improvements and equipment                       6,678         6,286
                                                        ---------     ---------
         Total                                            380,286       365,832
 Less accumulated depreciation and
   amortization                                          (136,684)     (128,705)
                                                        ---------     ---------
         Real estate, net                                 243,602       237,127



Cash and cash equivalents, including U.S.
 government obligations under repurchase
 agreements of $ 11,675 and $15,275                        21,120        23,559
Marketable securities                                      78,478        87,206
Investment in and advances to Alexander's, Inc.           110,649         7,350
Investment in and advances to Vornado
 Management Corp.                                           5,033             -
Due from officer                                            8,418         8,418
Accounts receivable, net of allowance for
 doubtful accounts of $562 and $457                        5,578         4,898
Receivable arising from the
 straight-lining of rents                                  13,685        11,807
Other assets                                               14,877        13,173
                                                        ---------     ---------




TOTAL ASSETS                                            $ 501,440     $ 393,538
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes and mortgages payable                             $ 233,537     $ 234,160
Due for U.S. treasury obligations                          55,982        34,275
Accounts payable and accrued expenses                       4,836         4,275
Deferred leasing fee income                                 8,936             -
Other liabilities                                           4,232         4,140
                                                        ---------     ---------
         Total liabilities                                307,523       276,850
                                                        ---------     ---------

Commitments and contingencies
Shareholders' equity:
 Preferred shares of beneficial interest:
  no par value per share;
  authorized, 1,000,000 shares;
  issued, none
 Common shares of beneficial interest:
  $.04 par value per share;
  authorized, 50,000,000 shares; issued,
  24,238,937 and 21,654,285
  shares in each period                                       970           866
 Additional capital                                       279,128       198,184
 Accumulated deficit                                      (80,222)      (79,513)
                                                        ---------     ---------
                                                          199,876       119,537
 Unrealized (loss)/gain on securities available
  for sale                                                   (774)        2,336

 Due from officers for purchase of common
   shares of beneficial interest                           (5,185)       (5,185)
                                                        ---------     ---------
         Total shareholders' equity                       193,917       116,688
                                                        ---------     ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                  $ 501,440     $ 393,538
                                                        =========     =========

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except share amounts)


                                             FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                1995             1994            1995            1994
                                            -------------   -------------   -------------   -------------

Revenues:

 Property rentals                           $     20,406    $     17,519    $     59,390    $     52,054
 Expense reimbursements                            5,859           5,148          16,873          16,589
 Other income (including fee income from
   related parties of $ 365 and $ 189 and
   $ 3,564 and $ 885)                                365             189           3,639           1,200
                                            ------------    ------------    ------------    ------------
Total Revenues                                    26,630          22,856          79,902          69,843
                                            ------------    ------------    ------------    ------------

Expenses:
 Operating                                         8,095           7,064          23,082          22,558
 Depreciation and amortization                     2,739           2,498           7,979           7,351
 General and administrative                        1,181           1,345           5,018           4,518
                                            ------------    ------------    ------------    ------------
Total expenses                                    12,015          10,907          36,079          34,427
                                            ------------    ------------    ------------    ------------

Operating income                                  14,615          11,949          43,823          35,416

Income/(loss) applicable to Alexander's:
 Equity in (loss)                                   (564)              -          (1,660)              -
 Depreciation                                       (156)              -            (260)              -
 Interest income on loan                           1,994               -           4,379               -
Income from investment in and
 advances to Vornado Management Corp.                338               -             338               -
Interest and dividend income                       1,183           1,870           4,233           5,655
Interest and debt expense                         (3,922)         (3,546)        (12,494)        (10,823)
Net gain on marketable securities                     79             257             230             500
                                            ------------    ------------    ------------    ------------

NET INCOME                                  $     13,567    $     10,530    $     38,589    $     30,748
                                            ============    ============    ============    ============

Net Income Per Share                        $        .56    $        .48    $       1.66    $       1.41
                                            ============    ============    ============    ============


Weighted average number of common
  shares and common share equivalents
  outstanding during period                   24,422,032      21,868,173      23,265,433      21,868,329

Dividends per share                         $        .56    $        .50    $       1.68    $       1.50









                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                  FOR THE NINE MONTHS ENDED
                                                          ----------------------------------------
                                                          SEPTEMBER 30, 1995    SEPTEMBER 30, 1994
                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                               $  38,589             $  30,748
     Adjustments to reconcile net income to net
       cash provided by operations:
        Depreciation and amortization
         (including debt issuance costs)                          8,739                 8,007
        Straight-lining of rental income                         (1,877)               (1,500)
        Equity in loss of Alexander's, including $260
         of depreciation                                          1,920                     -
        Net (gain) on marketable securities                        (230)                 (500)
     Changes in assets and liabilities:
        Trading securities                                       (1,295)                1,023
        Accounts receivable                                        (680)                 (767)
        Accounts payable and accrued expenses                       561                (4,313)
        Other                                                    (1,872)               (1,016)
                                                              ---------             ---------
Net cash provided by operating activities                        43,855                31,682
                                                              ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in and advances to Alexander's                 (100,251)                    -
     Investment in and advances to Vornado Management Corp.      (5,000)                    -
     Additions to real estate                                   (14,454)              (17,339)
     Purchases of securities available for sale                  (2,063)                    -
     Proceeds from sale of securities available for sale         12,641                 8,316
                                                              ---------             ---------
Net cash (used in) investing activities                        (109,127)               (9,023)
                                                              ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common shares                 79,831                     -
     Due for U.S. treasury obligations                           21,707                11,577
     Proceeds from borrowings                                    60,000                     -
     Payments on borrowings                                     (60,623)                 (786)
     Dividends paid                                             (39,298)              (32,421)
     Exercise of stock options                                    1,216                   229
                                                              ---------             ---------
Net cash provided by (used in) financing activities              62,833               (21,401)
                                                              ---------             ---------

Net (decrease) increase in cash and cash equivalents             (2,439)                1,258
Cash and cash equivalents at beginning of period                 23,559                24,119
                                                              ---------             ---------

Cash and cash equivalents at end of period                    $  21,120             $  25,377
                                                              =========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest                               $  11,734             $   8,964
                                                              =========             =========

     During the nine months ended September 30, 1995, the unrealized gain on securities available for sale included in shareholders' equity was adjusted to reflect (i) a reduction of $3,435 to the Company's investment in Alexander's as a result of the change from fair value to the equity method of accounting and (ii) a net increase of $325 in the market value of other securities available for sale.

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1. CONSOLIDATED FINANCIAL STATEMENTS

              The consolidated balance sheet as of September 30, 1995, the consolidated statements of income for the three and nine months ended September 30, 1995 and September 30, 1994 and the consolidated statements of changes in cash flows for the nine months ended September 30, 1995 and September 30, 1994 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1995 and September 30, 1994 have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

      2. RELATED PARTY TRANSACTIONS

               Investment in and advances to Alexander's, Inc. ("Alexander's") consists of:

                                                                 September 30, 1995            December 31, 1994
                                                                 ------------------            -----------------

              Common stock, net of $ 260,000  of
                accumulated depreciation of buildings
                (at fair value) in 1995                             $ 58,900,000                   $ 5,980,000
              Loan receivable                                         45,000,000                             -
              Deferred loan origination income                        (1,208,000)                            -
              Leasing fees and other receivables                       8,701,000                       526,000
              Equity in loss since March 2, 1995                      (1,660,000)                            -
              Deferred expenses                                          916,000                       844,000
                                                                    ------------                  ------------
                                                                    $110,649,000                  $  7,350,000
                                                                    ============                  ============

              At December 31, 1994, the Company owned 113,100 shares of Alexander's common stock. The investment was carried at market value of $5,980,000 at December 31, 1994 (cost was $2,545,000). In March 1995, the Company purchased all of the 1,353,468 shares, or 27.1% of the common stock of Alexander's owned by Citibank, N.A. ("Citibank") for $40.50 per share in cash or $56,615,000 (including $1,800,000 of costs incurred in the purchase). As a result of the increase in its investment, the Company has changed its accounting for its investment in Alexander's to the equity method. This required a reduction of its investment by the unrealized gain recorded in shareholders' equity at December 31, 1994, of $3,435,000. Prior years' financial statements were not restated as a result of the change in accounting for the Company's investment in Alexander's due to it not being material. Vornado's investment in Alexander's in excess of carrying amounts has been allocated two-thirds to land and one-third to building, in accordance with purchase accounting. The building allocation in excess of Alexander's carrying amount is being depreciated over a 35 year period.

              After the acquisition, the Company owns 29.3% of the common stock of Alexander's. Interstate Properties owns 27.4% of the common shares of the Company and 27.1% of Alexander's common stock. Steven Roth is the Chairman of the Board and Chief Executive Officer of the Company, the managing general partner of Interstate Properties and a Director and Chief Executive Officer of Alexander's.

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

              In March 1995, the Company and Alexander's entered into a three-year management and development agreement (the "Management Agreement"). The annual management fee payable to the Company by Alexander's is $3,000,000, plus 6% of development costs with a minimum guaranteed fee for the development portion of $1,650,000 in the first year and $750,000 in each of the second and third years. On July 6, 1995, the Company assigned this Management Agreement to Vornado Management Corp. (see Note 3).

              The fee pursuant to the Management Agreement is in addition to the leasing fee the Company receives from Alexander's under the leasing agreement (the "Leasing Agreement") which has been in effect since 1992. Subject to the payment of rents by Alexander's tenants, the Company is due $8,552,000, after the reversal of $2,424,000 of the receivable and the corresponding deferred leasing income applicable to the B.J.'s Wholesale Club and Home Depot leases in Paramus, which are no longer in effect. Such amount is receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. The term of the Leasing Agreement has been extended to be coterminous with the term of the Management Agreement.

              Effective March 2, 1995, for a three-year period, the Company and Interstate agreed not to own in excess of two-thirds of Alexander's common stock or to enter into certain other transactions with Alexander's, other than the transactions described above, without the consent of Alexander's independent directors.

              Fee income from related parties consists of:

                                            Three Months Ended            Nine Months Ended
                                      -----------------------------  -----------------------------
                                      September 30,   September 30,  September 30,   September 30,
                                          1995            1994           1995            1994
                                      -------------   -------------  -------------   -------------
         Vornado:
              Management fees from
               Interstate Properties   $  192,000      $  189,000     $  680,000      $  635,000
              Management fees from
               Alexander's(1)              48,000               -      1,571,000               -
              Leasing fees from
               Alexander's, net           125,000               -      1,313,000               -
              Expense reimbursement
               from Alexander's                 -               -              -         250,000
                                       ----------      ----------     ----------      ----------
                                       $  365,000      $  189,000     $3,564,000      $  885,000
                                       ==========      ==========     ==========      ==========


      (1) Management fees from Alexander's subsequent to July 6, 1995 aggregate $1,088,000 and were received by Vornado Management Corp., a nonconsolidated affiliate (see Note 3).

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Below is a summarized Statement of Operations of Alexander's for the period from March 2, 1995 to September 30, 1995:

              Revenues                                $ 7,834,000
              Expenses                                 (6,593,000)
                                                      -----------
              Operating income                          1,241,000
              Interest and debt expense                (8,382,000)
              Interest and other income                 1,005,000
                                                      -----------
              Loss before income tax benefit           (6,136,000)
              Reversal of deferred taxes                  469,000
                                                      -----------
              Net Loss                                $(5,667,000)
                                                      ===========

              Vornado's 29.3% equity in (loss)        $(1,660,000)
                                                      ===========


              The unaudited proforma information set forth below presents the condensed statement of income for the Company for the nine months ended September 30, 1995 and 1994, as if on January 1, 1994, the investment in Alexander's and related agreements were consummated and 1,880,000 shares of beneficial interest of the Company were issued to partially fund the investment.

                                                                          Proforma
                                                                      Nine Months Ended
                                                              September 30,       September 30,
                                                                  1995                1994
                                                              -------------        ------------

              Revenues                                        $ 79,762,000         $ 73,601,000
              Expenses                                         (36,079,000)         (34,427,000)
                                                              ------------         ------------
              Operating income                                  43,683,000           39,174,000
              Income/(loss) applicable to Alexander's:

                Equity in (loss)                                (2,464,000)          (1,552,000)
                Depreciation                                      (364,000)            (468,000)
                Interest income on loan                          5,941,000            5,941,000
              Income applicable to Vornado
                Management Corp.:
                Equity in Management Agreement
                 fee income from Alexander's                       252,000                    -
                Interest income on loan                             86,000                    -
              Interest and dividend income                       3,601,000            3,399,000
              Interest and debt expense                        (11,651,000)         (10,823,000)
              Net (loss)/gain on marketable securities             230,000              500,000
                                                              ------------         ------------

              Net income                                      $ 39,314,000         $ 36,171,000
                                                              ============         ============

              Net income per share                            $       1.65         $       1.52
                                                              ============         ============

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      3.  VORNADO MANAGEMENT CORP.

              On July 6, 1995, the Company assigned its Management Agreement with Alexander's to Vornado Management Corp. ("VMC"), a newly formed New Jersey corporation. In exchange, the Company received 100% of the preferred stock of VMC which entitles it to 95% of net operating cash flow distributed by VMC to its shareholders. Steven Roth and Richard West, Trustees of the Company, own the common stock of VMC. In addition, the Company lent $5,000,000 to VMC for working capital purposes under a three year term loan bearing interest at the prime rate plus 2%. VMC will be responsible for its pro-rata share of compensation and fringe benefits of common employees and 30% of other common expenses. This entity is not consolidated and accordingly, the Company is accounting for its investment in VMC on the equity method. Below is a summarized Statement of Operations of VMC for the period from July 6, 1995 to September 30, 1995:

         Revenues:
           Management fees from Alexander's                 $ 1,088,000

         Expenses:
           General and administrative                          (596,000)
           Interest, net                                        (44,000)
                                                            -----------

         Income before income taxes                             448,000
         Income taxes                                          (183,000)
                                                            -----------
           Net income                                           265,000
         Preferred dividends                                   (252,000)
                                                            -----------
         Net income available to common shareholders        $    13,000
                                                            ===========

         Vornado's 95% equity in income                     $   252,000
                                                            ===========

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $26,630,000 in the quarter ended September 30, 1995, compared to $22,856,000 in the prior year's quarter, an increase of $3,774,000 or 16.5%. Revenues were $79,902,000 for the nine months ended September 30, 1995, compared to $69,843,000 for the prior year's nine months, an increase of $10,059,000 or 14.4%.

      Property rentals were $20,406,000 in the quarter ended September 30, 1995, compared to $17,519,000 in the prior year's quarter, an increase of $2,887,000 or 16.5%. Property rentals were $59,390,000 for the nine months ended September 30, 1995, compared to $52,054,000 for the prior year's nine months, an increase of $7,336,000 or 14.1%. Of these increases (i) $1,664,000 and $4,548,000 resulted from rents from expansions of shopping centers and recent acquisitions of retail properties and (ii) $1,028,000 and $2,256,000 resulted from step-ups in leases which are not subject to the straight-line method of revenue recognition.

      Tenant expense reimbursements increased in 1995 as compared to 1994, primarily as a result of higher real estate taxes which are passed through to tenants.

      Other income was $365,000 for the quarter ended September 30, 1995, compared to $189,000 in the prior year's quarter, an increase of $176,000. Other income was $3,639,000 for the nine months ended September 30, 1995, compared to $1,200,000 for the prior year's nine months, an increase of $2,439,000. These increases resulted primarily from the fee income recognized in connection with the Management Agreement and Leasing Agreement with Alexander's, including $915,000 applicable to 1993 and 1994 recognized in the first quarter of 1995. No leasing fee income was recognized prior to 1995 because Alexander's had not secured financing or repaid certain creditors, which were conditions precedent to the commencement of the payment of leasing fees owed by Alexander's to the Company. In addition to the Management Agreement fee income included in other income in 1995, $1,088,000 was recognized in the third quarter of this year by Vornado Management Corp. ("VMC") in connection with the Company's assignment of its Management Agreement to VMC (see Note 3).

      On July 6, 1995 the Company assigned its Management Agreement with Alexander's to VMC, a newly formed New Jersey corporation. In exchange, the Company received 100% of the preferred stock of VMC which entitles it to 95% of net operating cash flow distributed by VMC to its shareholders. In addition, the Company lent $5,000,000 to VMC for working capital purposes under a three year term loan bearing interest at the prime rate plus 2%. VMC will be responsible for its pro-rata share of compensation (including bonuses) and fringe benefits of common employees and 30% of other common expenses. For the period from July 6, 1995 to September 30, 1995 VMC had net income of $265,000, of which $252,000 was distributed to Vornado. In addition, Vornado recognized $86,000 of interest income on its loan to VMC.

      Operating expenses were $8,095,000 in the quarter ended September 30, 1995, as compared to $7,064,000 in the prior year's quarter, an increase of $1,031,000. Operating expenses were $23,082,000 in the nine months ended September 30, 1995, as compared to $22,558,000 in the prior year's nine months, an increase of $524,000. Of these increases (i) $300,000 resulted from bad debt expense recorded in the third quarter of this year primarily due to the prepetition receivables from tenants in bankruptcy and (ii) $735,000 resulted primarily from a decrease in the portion of real estate taxes capitalized during construction. The increase for the nine month period was partially offset by lower snow removal costs.

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Depreciation and amortization expense increased in 1995 as compared to 1994, primarily as a result of the completion of property expansions in the fourth quarter of 1994.

         General and administrative expenses were $1,181,000 in the quarter ended September 30, 1995, compared to $1,345,000 in the prior year's quarter, a decrease of $164,000. This decrease resulted primarily from a reduction in general corporate office expenses of $596,000 resulting from the assignment of the Company's Management Agreement with Alexander's to Vornado Management Corp ("VMC") in the third quarter of this year. This decrease was offset by increases in (i) payroll of $208,000 due to additions to staff, (ii) professional fees of $105,000 and (iii) other corporate expenses of $119,000. General and administrative expenses were $5,018,000 in the nine months ended September 30, 1995, compared to $4,518,000 in the prior year's nine months, an increase of $500,000. This increase resulted from (i) payroll expenses of $882,000 (due to additions to staff and bonuses), and (ii) professional fees and other corporate office expenses of $214,000, offset by (iii) the reduction in expenses of $596,000 resulting from the assignment of the Management Agreement as noted above.

         On March 2, 1995, the Company increased its investment in Alexander's by 27.1% to 29.3% and as a result, changed its accounting for its investment in Alexander's to the equity method. For the period March 2, 1995 through September 30, 1995 equity in such losses amounted to $1,660,000. In addition, for the same period the Company recognized interest income on its loan to Alexander's of $4,379,000 and fee income of $2,884,000, excluding $1,088,000 of Management Agreement fee income earned by VMC resulting from the assignment of the Management Agreement as noted above. Alexander's has advised the Company that because it is in the development stage, its current operating properties (four of its eight properties) do not generate sufficient cash flow to pay all of its expenses. Alexander's indicated that its four non-operating properties (Rego Park, Lexington Avenue, Paramus and the Kings Plaza Store) are in various stages of development and that rents under the Rego Park project are scheduled to commence in March 1996. As rents commence from a portion of the remaining development properties, Alexander's expects that cash flow will become positive. Alexander's estimates that the fair market values of its assets are substantially in excess of their historical cost and that there is additional borrowing capacity. Therefore Alexander's may raise capital through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. In addition, Alexander's may receive the proceeds from certain tax certiorari or condemnation proceedings. Although there can be no assurance, Alexander's believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow. The Company believes that its share of Alexander's losses (which are non-cash) combined with its fee income and interest income will not have a negative effect on its results of operations, liquidity and financial condition.

         Investment income (interest and dividend income and net gains/(losses) on marketable securities) was $1,262,000 for the quarter ended September 30, 1995, compared to $2,127,000 in the prior year's quarter, a decrease of $865,000 or 40.6%. Investment income was $4,463,000 for the nine months ended September 30, 1995, compared to $6,155,000 for the prior year's nine months, a decrease of $1,692,000 or 27.5%. The changes in investment income resulted primarily from decreases in interest and dividend income of $687,000 and $1,422,000 as a result of lower average investments due to $20,400,000 invested in Alexander's (above the net proceeds from the sale of common shares). Net gains on marketable securities in the third quarter ended September 30, 1995 were $178,000 less than in the prior year's quarter.

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Interest and debt expense was $3,922,000 in the quarter ended September 30, 1995, as compared to $3,546,000 in the prior year's quarter, an increase of $376,000 or 10.6%. Interest and debt expense was $12,494,000 for the nine months ended September 30, 1995, compared to $10,823,000 for the prior year's nine months, an increase of $1,671,000 or 15.4%. Of these increases $48,000 and $891,000 resulted from borrowings under the revolving credit facility to temporarily fund the investment in Alexander's and $156,000 and $608,000 resulted from a decrease in interest capitalized during construction.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities of $43,855,000 for the nine months ended September 30, 1995 was comprised of: (i) net income of $38,589,000 and (ii) adjustments for non-cash items of $8,552,000, less (iii) the net change in operating assets and liabilities of $3,286,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $8,739,000, plus equity in loss of Alexander's of $1,920,000, offset by the effect of straight-lining of rental income of $1,877,000. Further, during this period in connection with the Alexander's transaction, "Leasing fees and other receivables" increased by $8,552,000 and correspondingly "Deferred leasing fee income" increased by $8,936,000. These amounts have been included in "Changes in assets and liabilities: other" in the Consolidated Statements of Cash Flows.

         Cash flows provided by operating activities of $31,682,000 for the prior year's nine months was comprised of: (i) net income of $30,748,000 and
(ii) adjustments for non-cash items of $6,007,000, less (iii) the net change in operating assets and liabilities of $5,073,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $8,007,000, offset by the effect of straight-lining of rental income of $1,500,000.

         Net cash used in investing activities of $109,127,000 for the nine months ended September 30, 1995 was comprised of (i) the Company's investment in and advances to Alexander's of $100,251,000, (ii) capital expenditures of $14,454,000 and (iii) a loan to VMC of $5,000,000, offset by (iv) the net proceeds from the sale of securities available for sale of $10,578,000. Net cash used in investing activities of $9,023,000 for the prior year's nine months was comprised of capital expenditures of $17,339,000, offset by proceeds from the sale of securities available for sale of $8,316,000.

         Net cash provided by financing activities of $62,833,000 for the nine months ended September 30, 1995 was primarily comprised of (i) net proceeds from issuance of common shares of $79,831,000, and (ii) borrowings on U.S. Treasury obligations of $21,707,000, offset by (iii) dividends paid of $39,298,000. Net cash used in financing activities of $21,401,000, in the prior year's nine months was primarily comprised of dividends paid of $32,421,000, offset by borrowings on U.S. Treasury obligations of $11,577,000.

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Management considers funds from operations an appropriate supplemental measure of the Company's operating performance. Funds from operations were $16,253,000 in the quarter ended September 30, 1995, compared to $12,341,000 in the quarter ended September 30, 1994, an increase of $3,912,000 or 31.7%.
Funds from operations were $45,407,000 in the nine months ended September 30, 1995, compared to $35,986,000 in the nine months ended September 30, 1994, an increase of $9,421,000 or 26.2%. The following table reconciles funds from operations and net income:

                                                Three Months Ended                  Nine Months Ended
                                                ------------------                  -----------------
                                           September 30,    September 30,      September 30,    September 30,
                                               1995             1994               1995             1994
                                               ----             ----               ----             ----
Net income                                 $13,567,000      $10,530,000        $38,589,000      $30,748,000
Depreciation and amortization of
  real property                              2,681,000        2,299,000          7,679,000        6,800,000
Straight-lining of property rentals           (690,000)        (500,000)        (1,877,000)      (1,500,000)
Leasing fees received in excess
  of/(less than) income recognized             625,000               -             437,000                -
Loss/(gain) on sale of securities
  available for sale                                 -           12,000            360,000          (62,000)
Proportionate share of adjustments
  to Alexander's loss to arrive at
  funds from operations                         70,000                -            219,000                -
                                            ----------       ----------         ----------       ----------
Funds from operations *                    $16,253,000      $12,341,000        $45,407,000      $35,986,000
                                           ===========      ===========        ===========      ===========

       * Effective January 1, 1995, the Company changed its definition of funds from operations to exclude amortization of debt issuance costs and depreciation of personal property. Prior period amounts have been restated to conform to the current year's presentation. The Company's definition of funds from operations does not conform to the NAREIT definition because the Company deducts the effect of straight-lining of property rentals.

        Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Below are the cash flows provided by (used in) operating, investing and financing activities:

                                         Three Months Ended                Nine Months Ended
                                         ------------------                -----------------
                                  September 30,       September 30,   September 30,     September 30,
                                      1995                1994            1995             1994
                                      ----                ----            ----          -------------
Operating activities              $ 16,216,000        $12,327,000     $  43,855,000     $ 31,682,000
                                  ============        ===========     =============      ===========

Investing activities              $ (9,757,000)       $(5,631,000)    $(109,127,000)    $ (9,023,000)
                                  ============        ===========     =============     ============

Financing activities              $ (3,373,000)       $ 1,168,000     $  62,833,000     $(21,401,000)
                                  ============        ===========     =============     ============

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       On February 27, 1995, the Company entered into a three-year unsecured revolving credit facility with a group of banks providing for borrowings of up to $75,000,000. Borrowings bear annual interest, at the Company's election, at LIBOR plus 1.50% or the higher of the federal funds rate plus 1% or prime rate plus .50%. At September 30, 1995, the Company had no borrowings outstanding under the facility. On May 3, 1995, the Company completed the sale of 2,500,000 common shares in a public offering at $34.00 per share, which net of expenses yielded approximately $80,000,000 of which $60,000,000 was used to repay the indebtedness incurred under the revolving credit facility in connection with the Alexander's investment.

       On June 23, 1995, Bradlees, Inc., which accounted for 19% of property rentals for the year ended December 31, 1994, filed for protection under Chapter II of the U. S. Bankruptcy Code. The leases for 19 of the 21 Bradlees locations are fully guaranteed by Stop & Shop Companies, Inc. Further, Montgomery Ward & Co., Inc., remains liable for that portion of the rent it was obligated to pay in 8 of these 19 locations.

       The Company anticipates that cash from continuing operations, net liquid assets, borrowings under its revolving credit facility and/or proceeds from the issuance of securities under the Company's shelf registration statement will be adequate to fund its business operations, capital expenditures, continuing debt obligations and the payment of dividends.

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

                        None

                              VORNADO REALTY TRUST


                                   SIGNATURES





             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     VORNADO REALTY TRUST
                                                   ------------------------
                                                          (Registrant)




Date:  November  9, 1995                             /s/ Joseph Macnow
                                                   ------------------------
                                                        JOSEPH MACNOW
                                              Vice President - Chief Financial
                                            Officer and Chief Accounting Officer

                              VORNADO REALTY TRUST

                                 EXHIBIT INDEX


                                                                      PAGE NUMBER IN
                                                                        SEQUENTIAL
EXHIBIT NO.                                                             NUMBERING
-----------                                                             ---------
    11         Statement Re Computation of Per Share Earnings.              18

    27         Financial Data Schedule                                      19