Form 10-K405/A
period 1994-12-31
VORNADO REALTY TRUST
filed 1995-12-20
CIK 899689

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K\A
                                AMENDMENT NO. 1


/XX/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:    DECEMBER 31, 1994
                          -----------------------------------------------------

                                       or


/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                        to
                              ------------------------  -----------------------


Commission File Number:    1-5098
                       --------------------------------------------------------


                             VORNADO REALTY TRUST
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               MARYLAND                                     22-1657560
---------------------------------------           -----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)


PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY               07663
------------------------------------------------  -----------------------------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's telephone number including area code:      (201) 587-1000
                                                  -----------------------------


Securities registered pursuant to Section 12(b) of the Act:

                    Title of Each Class                           Name of Each Exchange on Which Registered
                    -------------------                           -----------------------------------------
Common Shares of beneficial interest $.04 par value per share               New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    YES   X     NO
                                                -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust as reflected in the table in Item 12 of this Annual Report, at March 9, 1995 was $466,429,315.

As of March 9, 1995, there were 21,697,608 shares of the registrant's shares of beneficial interest outstanding.

THIS FORM 10-K/A AMENDS THE FOLLOWING ITEMS OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 23, 1995.


                               Table of Contents

PART II.      6.      Selected Consolidated Financial Data                                 3

              7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                  5


SIGNATURES                                                                                10

                                    PART II


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

===============================================================================================================================
                                                                                        Year Ended
                                                            -------------------------------------------------------------------
                                                            December 31,      December 31,      December 31,      December 31,
                                                                    1994              1993              1992              1991
-------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA                                                     (in thousands, except share and per share amounts)
  Revenues:
    Property rentals                                            $ 70,755          $ 67,213          $ 63,186          $ 61,371
    Expense reimbursements                                        21,784            19,839            17,898            16,865
    Other income                                                   1,459             1,738               913               262
-------------------------------------------------------------------------------------------------------------------------------
    Total Revenues                                                93,998            88,790            81,997            78,498
-------------------------------------------------------------------------------------------------------------------------------
  Expenses:
   Operating                                                      30,223            27,994            27,587            25,848
   Depreciation and amortization                                   9,963             9,392             9,309             9,115
   General and administrative                                      6,495             5,890             4,612             4,770
   Costs incurred in connection with the merger
    Vornado, Inc. into Vornado Realty Trust                           --               856                --                --
   Cost incurred upon exercise of a stock option
    by an officer and subsequent repurchase of
    a portion of the shares                                           --                --            15,650                --
-------------------------------------------------------------------------------------------------------------------------------
  Total Expenses                                                  46,681            44,132            57,158            39,733
-------------------------------------------------------------------------------------------------------------------------------
  Operating income                                                47,317            44,658            24,839            38,765
  Interest and dividend income                                     7,489            11,620             8,555             9,303
  Interest and debt expense                                      (14,209)          (31,155)          (33,910)          (34,930)
  Net gain (loss) on marketable securities                           643               263             2,779             4,862
-------------------------------------------------------------------------------------------------------------------------------
  Income from continuing operations before
   income taxes and extraordinary item                            41,240            25,386             2,263            18,000
  Provision (benefit) for income taxes                                --            (6,369)            1,080             7,527
-------------------------------------------------------------------------------------------------------------------------------
  Income from continuing operations
   before extraordinary item                                    $ 41,240          $ 31,755          $  1,183          $ 10,473
===============================================================================================================================
  Weighted average number
   of shares outstanding                                      21,853,720        19,790,448        16,559,330        16,324,895
  Income per share from
   continuing operations                                        $   1.89          $   1.60          $    .07          $    .64
  Cash dividends declared                                           2.00              1.50*             1.15              1.08
* Does not include special dividend of $3.36 per share of accumulated earnings and profits paid in June 1993.
BALANCE SHEET DATA
  As at:
  Total assets                                                  $393,538          $385,830          $420,616          $393,447
  Real estate, at cost                                           365,832           340,415           314,651           305,123
  Accumulated depreciation                                       128,705           118,742           111,142           103,520
  Long-term debt                                                 234,160           235,037           341,701           345,608
  Shareholders' equity (deficit)                                 116,688           115,737            (3,242)            8,125
===============================================================================================================================


============================================================================================
                                                              Year Ended       Eleven Months
                                                            ------------           Ended
                                                            December 31,        December 31,
                                                                1990 (1)          1990 (1)
--------------------------------------------------------------------------------------------
OPERATING DATA                                                  (in thousands, except
                                                                  per share amounts)
  Revenues:
    Property rentals                                            $ 58,524          $ 53,768
    Expense reimbursements                                        16,938            15,468
    Other income                                                     111               111
--------------------------------------------------------------------------------------------
    Total Revenues                                                75,573            69,347
--------------------------------------------------------------------------------------------
  Expenses:
   Operating                                                      25,393            23,101
   Depreciation and amortization                                   8,491             7,824
   General and administrative                                      6,121             5,527
   Costs incurred in connection with the merger
    Vornado, Inc. into Vornado Realty Trust                           --                --
   Cost incurred upon exercise of a stock option
    by an officer and subsequent repurchase of
    a portion of the shares                                           --                --
--------------------------------------------------------------------------------------------
  Total Expenses                                                  40,005            36,452
--------------------------------------------------------------------------------------------
  Operating income                                                35,568            32,895
  Interest and dividend income                                    12,125            11,051
  Interest and debt expense                                      (35,120)          (32,189)
  Net gain (loss) on marketable securities                        (1,836)               (3)
--------------------------------------------------------------------------------------------
  Income from continuing operations before
   income taxes and extraordinary item                            10,737            11,754
  Provision (benefit) for income taxes                             4,414             4,827
--------------------------------------------------------------------------------------------
  Income from continuing operations
   before extraordinary item                                    $  6,323          $  6,927
============================================================================================
  Weighted average number
   of shares outstanding                                      16,357,643        16,357,643
  Income per share from
   continuing operations                                        $    .39          $    .42
  Cash dividends declared                                            .27               .27
* Does not include special dividend of $3.36 per share of accumulated earnings and profits paid in June 1993.
BALANCE SHEET DATA
  As at:
  Total assets                                                  $387,866          $387,866
  Real estate, at cost                                           303,511           303,511
  Accumulated depreciation                                       100,501           100,501
  Long-term debt                                                 357,459           357,459
  Shareholders' equity (deficit)                                  15,421            15,421
============================================================================================

===============================================================================================================================
                                                                                        Year Ended
                                                            -------------------------------------------------------------------
                                                            December 31,      December 31,      December 31,      December 31,
                                                                    1994              1993              1992              1991
-------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
  Funds from operations (2) (3):
    Income from continuing operations before income
     taxes and extraordinary item                               $ 41,240          $ 25,386          $  2,263          $ 18,000
      Depreciation and amortization of real property               9,192             8,842             8,778             8,604
      Straight-lining of rental income                            (2,181)           (2,200)           (2,200)           (2,200)
      (Gains)/losses on sale of securities available
       for sale                                                      (51)             (263)             (846)           (1,932)
      Costs incurred in connection with
       the merger/upon exercise of a stock option                     --               856            15,650                --
-------------------------------------------------------------------------------------------------------------------------------
    Funds from operations                                       $ 48,200          $ 32,621          $ 23,645          $ 22,472
===============================================================================================================================
    Cash flow provided by (used in):
      Operating activities                                      $ 46,948          $ 27,725          $ 17,607          $ 36,244
===============================================================================================================================
      Investing activities                                      $(15,434)         $  1,350          $ 14,800          $(17,214)
===============================================================================================================================
      Financing activities                                      $(32,074)         $(56,433)         $  4,384          $ (9,815)
===============================================================================================================================


============================================================================================
                                                              Year Ended       Eleven Months
                                                            ------------           Ended
                                                            December 31,        December 31,
                                                                1990 (1)          1990 (1)
--------------------------------------------------------------------------------------------
OTHER DATA
  Funds from operations (2) (3):
    Income from continuing operations before income
     taxes and extraordinary item                               $ 10,737         $ 11,754
      Depreciation and amortization of real property               8,123            7,392
      Straight-lining of rental income                            (2,109)          (1,933)
      (Gains)/losses on sale of securities available
       for sale                                                    3,295            1,443
      Costs incurred in connection with
       the merger/upon exercise of a stock option                     --               --
-------------------------------------------------------------------------------------------
    Funds from operations                                       $ 20,046         $ 18,656
===========================================================================================
    Cash flow provided by (used in):
      Operating activities                                      $ (3,163)        $ (2,900)
===========================================================================================
      Investing activities                                      $(70,805)        $(70,805)
==========================================================================================
      Financing activities                                      $ (6,200)        $ (5,683)
===========================================================================================

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

(3) Effective January 1, 1995, the Company changed its definition of funds from operations to exclude amortization of debt issuance costs and depreciation of personal property. Prior period amounts have been restated to conform to the current year's presentation. The Company's definition of funds from operations does not conform to the NAREIT definition because the Company deducts the effect of straight-lining of property rentals.

Amounts included in revenues and expenses have been reclassified to conform with the current year's presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
===============================================================================
RESULTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 1994
  AND DECEMBER 31, 1993

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

The Company operates in a manner intended to enable it to continue to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended (the "Code"). Under those sections, a REIT which distributes at least 95% of its REIT taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to its shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required. In 1993, as a result of the Company's conversion to a REIT, the deferred tax balance of $6,369,000 at December 31, 1992 was reversed.


RESULTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 1993
  AND DECEMBER 31, 1992

The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $88,790,000 in 1993, compared to $81,997,000 in 1992, an increase of $6,793,000 or 8.3%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
================================================================================
Property rentals from shopping centers were $60,919,000 in 1993, compared to $56,185,000 in 1992, an increase of $4,734,000 or 8.4%. This increase resulted from rental step-ups in existing tenant leases which are not subject to the straight-line method of revenue recognition of $2,061,000 and property rentals received from new tenants exceeding property rentals lost from vacating tenants. Property rentals from the remainder of the portfolio were $5,340,000 in 1993 as compared to $6,316,000 in 1992, a decrease of $976,000 or 15.4%. Of this decrease (i) $477,000 resulted from the closing of the outlet department store at the Company's Watchung, New Jersey location on June 1, 1993 as part of a redevelopment plan (see Liquidity and Capital Resources) and (ii) $499,000 resulted from the excess of property rentals lost from vacating tenants over property rentals received from new tenants. Percentage rent was $954,000 in 1993 as compared to $685,000 in 1992.

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

The Company recorded an expense of $15,650,000 in 1992 upon the exercise of a stock option by an officer and the subsequent repurchase of a portion of the shares.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS - (continued)
================================================================================
LIQUIDITY AND CAPITAL RESOURCES


YEAR ENDED DECEMBER 31, 1994

Cash flows provided by operating activities of $46,948,000 was comprised of: (i) net income of $41,240,000, and (ii) adjustments for non-cash items of $8,015,000, less (iii) the net change in operating assets and liabilities of $2,307,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $10,839,000, offset by the effect of straight-lining of rental income of $2,181,000.

Net cash used in investing activities of $15,434,000 was comprised of capital expenditures of $25,417,000, offset by proceeds from the sale of securities available for sale of $9,983,000.

Net cash used in financing activities of $32,074,000 was primarily comprised of dividends paid of $43,236,000, offset by borrowings on U.S. Treasury obligations of $11,428,000.


YEAR ENDED DECEMBER 31, 1993

Cash flows provided by operating activities of $27,725,000 was primarily comprised of: (i) net income of $31,755,000 less (ii) adjustments for non-cash items of $599,000 and the net change in operating assets and liabilities of $2,831,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $11,435,000, offset by (i) the effect of straight-lining of rental income of $2,200,000, (ii) the reversal of deferred income taxes of $6,369,000, and (iii) the loss on the early extinguishment of debt of $3,202,000.

Net cash provided by investing activities of $1,350,000 was comprised of net proceeds from the sale of securities available for sale of $28,336,000, offset by capital expenditures of $26,986,000.

Net cash used in financing activities of $56,433,000 was primarily comprised of
(i) debt repayments of $333,664,000, net of proceeds from borrowings of $227,000,000, less $5,247,000 of deferred debt expenses incurred therewith (ii) dividends paid to shareholders of $84,482,000 (including a special dividend of $54,022,000 of accumulated earnings and profits, as determined for federal income tax purposes), and (iii) repayment of borrowings on U.S. Treasury obligations of $30,048,000, offset by (iv) net proceeds from issuance of common shares of $172,051,000.


YEAR ENDED DECEMBER 31, 1992

Cash flows provided by operating activities of $17,607,000 was comprised of: (i) net income of $1,183,000, (ii) adjustments for non-cash items of $7,291,000,
(iii) net cash from discontinued operations of $2,276,000 and (iv) the net change in operating assets and liabilities of $6,857,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $11,470,000, offset by the effect of straight-lining of rental income of $2,200,000 and a net gain on marketable securities of $2,779,000.

Net cash provided by investing activities of $14,800,000 was comprised of net proceeds from the sale of securities available for sale of $26,015,000, offset by capital expenditures of $11,215,000.

Net cash provided by financing activities of $4,384,000 was primarily comprised of borrowings on U.S. Treasury obligations of $28,719,000 and proceeds from the exercise of stock options of $4,825,000, offset by (i) dividends paid of $17,541,000, (ii) net loans to officers of $7,623,000 and (iii) net payments on borrowings of $3,907,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
==============================================================================

LIQUIDITY AND CAPITAL RESOURCES


Management considers funds from operations an appropriate supplemental measure of the Company's operating performance. Funds from operations were $48,200,000 in 1994, compared to $32,621,000 in 1993, an increase of $15,579,000 or 47.8%.
The following table reconciles funds from operations and net income:

                                            Year Ended Dec. 31,
                                    -------------------------------------
                                       1994                     1993
                                    -----------              -----------
Net income                          $41,240,000              $25,386,000
Depreciation and
  amortization of
  real property                       9,192,000                8,842,000
Straight-lining of
  property rentals                   (2,181,000)              (2,200,000)
Gain on sale of
  securities available
  for sale                              (51,000)                (263,500)
Cost incurred in
  connection with
  merger/upon
  exercise of
  stock option                                                   856,000
                                    -----------              -----------
Funds from
  operations *                      $48,200,000              $32,621,000
                                    ===========              ===========

    * Effective January 1, 1995, the Company changed its definition of funds from operations to exclude amortization of debt issuance costs and depreciation of personal property. Prior period amounts have been restated to conform to the current year's presentation. The Company's definition of funds from operations does not conform to the NAREIT definition because the Company deducts the effect of the straight-lining of property rentals.

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


                                             Year Ended Dec. 31,
                                    -------------------------------------
                                        1994                     1993
                                    ------------             ------------
Operating activities                $ 46,948,000             $ 27,725,000
                                    ============             ============

Investing activities                $(15,434,000)            $  1,350,000
                                    ============             ============

Financing activities                $(32,074,000)            $(56,433,000)
                                    ============             ============

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
==============================================================================

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


RECENTLY ISSUED ACCOUNTING STANDARDS

In May 1993, the Financial Accounting Standards Board adopted Statement No. 114, "Accounting by Creditors for Impairment of a Loan". The statement is effective for fiscal years beginning after December 15, 1994. The Company believes that this pronouncement will not have a material effect on its financial condition or results of operation.

In October 1994, the Financial Accounting Standards Board adopted Statement No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". The statement is effective for fiscal years beginning after December 15, 1994. The Company believes that this pronouncement will not have a material effect on its financial condition or results of operation.

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


                                        VORNADO REALTY TRUST
                               ------------------------------------
                                            (Registrant)


Date:  December 20, 1995                 /s/Joseph Macnow
                               ------------------------------------
                                          JOSEPH MACNOW
                                 Vice President - Chief Financial
                               Officer and Chief Accounting Officer