Form 10-K405
period 1995-12-31
VORNADO REALTY TRUST
filed 1996-03-28
CIK 899689

                                                       EXHIBIT INDEX ON PAGE 48


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended:      DECEMBER 31, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Common Shares of beneficial interest, $.04 par value per share                               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust as reflected in the table in Item 12 of this Annual Report, at March 1, 1996 was $613,292,000.

As of March 1, 1996, there were 24,610,700 shares of the registrant's shares of beneficial interest outstanding.

                       Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareholders to be held May 22, 1996.

                                Table of Contents


NOTE: Vornado Realty Trust and its consolidated subsidiaries are sometimes referred to in this Annual Report on Form 10-K as "Vornado", "Registrant" or the "Company".

               Item                                                                        Page
               ----                                                                        ----
PART I.        1.    Business                                                                 3

               2.    Properties                                                               6

               3.    Legal Proceedings                                                        9

               4.    Submission of Matters to a Vote of Security Holders                      9

                     Executive Officers of the Registrant                                    10

PART II.       5.    Market for the Registrant's Common Equity and Related
                      Stockholder Matters                                                    11

               6.    Selected Consolidated Financial Data                                    12

               7.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                    14

               8.    Financial Statements and Supplementary Data                             20

               9.    Changes in and Disagreements with Independent Auditors'
                      on Accounting and Financial Disclosure                                 20

PART III.      10.   Directors and Executive Officers of the Registrant                            (1)

               11.   Executive Compensation                                                        (1)

               12.   Security Ownership of Certain Beneficial Owners
                      and Management                                                               (1)

               13.   Certain Relationships and Related Transactions                                (1)

PART IV.       14.   Exhibits, Financial Statement Schedules, and                            41
                      Reports on Form 8-K

SIGNATURES                                                                                   42

---------------------------

(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1995, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 10 of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.           BUSINESS

                  GENERAL

                  The Company is a fully-integrated real estate investment trust ("REIT") which owns, leases, develops, redevelops and manages retail and industrial properties primarily located in the Midatlantic and Northeast regions of the United States.

                  The Company's primary focus is on shopping centers. The Company's shopping centers are generally located on major regional highways in mature densely populated areas. The Company believes its shopping centers attract consumers from a regional, rather than a neighborhood, marketplace because of their location on regional highways and the high percentage of square feet dedicated to large stores. As of December 31, 1995, the Company owned 56 shopping centers in seven states containing 9.9 million square feet, including
1.2 million square feet built by tenants on land leased from the Company. The Company's shopping centers accounted for 92% and 91%, respectively, of the Company's rental revenue for the years ended December 31, 1995 and 1994. The occupancy rate of the Company's shopping center properties was 91% and 94% as of March 1, 1996 and 1995, respectively and has been over 90% in each of the past five years.

                  Further, the Company owns eight warehouse/industrial properties in New Jersey containing 2.0 million square feet and one office building in New Jersey containing 100,000 square feet. In addition, the Company owns 29.3% of the common stock of Alexander's, Inc. ("Alexander's") which has nine properties in the greater New York metropolitan area.

                  As of December 31, 1995, approximately 80% of the square footage of the Company's shopping centers was leased to large stores (over 20,000 square feet) and over 93% was leased to tenants whose businesses are national or regional in scope. The Company's large tenants include destination retailers such as discount department stores, supermarkets, home improvements stores, discount apparel stores, membership warehouse clubs and "category killers." Category killers are large stores which offer a complete selection of a category of items (e.g., toys, office supplies, etc.) at low prices, often in a warehouse format. The Company's large store tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price. The Company believes that this tenant mix mitigates the effects on its properties of adverse changes in general economic conditions. Substantially all of the Company's large store leases are long-term with fixed base rents and provide for step-ups in rent typically occurring every five years.

                  In addition, the Company's leases generally provide for additional rents based on a percentage of tenants' sales. Of the Company's $80,429,000 of rental revenue in 1995, base rents accounted for approximately 98.8% and percentage rents accounted for approximately 1.2%. The Company's leases generally pass through to tenants the tenant's share of all common area charges (including roof and structure, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. As of December 31, 1995, the average annual base rent per square foot for the Company's shopping centers was $8.68.

                  From 1991 through 1995, the Company's property rentals from shopping centers (including the effects of straight-lining of rents) was $54,700,000, $56,900,000, $61,900,000, $64,700,000 and $74,300,000 respectively.
Straight-lining of rents averages the rent increases provided for in leases such that property rentals for financial statement purposes is constant throughout the term of the lease. This convention applies to leases entered into after November 14, 1985.

ITEM 1.           BUSINESS - continued

                  As of December 31, 1995, no single shopping center property accounted for more than 6.3% of the Company's total leasable area for its shopping center properties or more than 5.2% of property rentals for its shopping center properties. Bradlees, Inc. ("Bradlees") accounted for 21%, 19% and 18% of total property rentals for each of the three years ended December 31, 1995, respectively. In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11"). The Company leases 21 locations to Bradlees of which 19 are fully guaranteed by Stop & Shop Companies, Inc. Further, Montgomery Ward & Co., Inc. remains liable on eight of such leases including the rent it was obligated to pay - approximately 70% of current rent. Home Depot represented 5% and Sam's Wholesale/Wal*Mart, Shop Rite, Pathmark, T.J. Maxx/Marshalls and Staples each accounted for approximately 3% of the total property rentals for the year ended December 31, 1995. Several of the Company's other tenants, whose rents aggregated less than 5% of the Company's total property rentals for the year ended December 31, 1995, have also filed for protection under Chapter 11.

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

                  The Company's principal executive offices are located at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663; telephone (201) 587-1000.

                  RELATIONSHIP WITH ALEXANDER'S

                  In March 1995, the Company purchased all of the 1,353,468 shares of common stock of Alexander's then owned by Citibank, N.A. ("Citibank") representing 27.1% of the outstanding shares of common stock of Alexander's, for $40.50 per share in cash. As a result of the acquisition, the Company owns 29.3% of the common stock of Alexander's. In addition, the Company lent Alexander's $45,000,000 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" at page 18).

                  Alexander's has disclosed in its annual report on Form 10-K for the year ended December 31, 1995, that it has nine properties (where its department stores were formerly located) consisting of:

         Operating properties:

                  (i) a recently redeveloped 359,000 square foot building, two-thirds of which is leased to Sears and Marshalls, on Queens Boulevard and 63rd Road in Rego Park, Queens, New York ("Rego Park I"),
         (ii) a 50% interest in the 427,000 square feet of mall stores at the Kings Plaza regional shopping center on Flatbush Avenue in Brooklyn, New York, (iii) a 303,000 square foot building leased to Caldor on Fordham Road in the Bronx, New York, (iv) a 177,000 square foot building subleased to Caldor at Roosevelt Avenue and Main Street in Flushing, New York and (v) a 173,000 square foot building leased to an affiliate of Conway located at Third Avenue and 152nd Street in the Bronx, New York, and

         Non-operating properties to be redeveloped:

                  (i) the square block, including a 418,000 square foot building, bounded by Lexington Avenue and Third Avenue and 58th and 59th Streets in Manhattan, New York, in which Alexander's has the general partnership interest and a 92% limited partnership interest,
         (ii) 39.3 acres at the intersection of Routes 4 and 17 in Paramus, New Jersey, (iii) a 320,000 square foot anchor store which is one of the two anchor stores at the Kings Plaza regional shopping center and (iv) one and one-half blocks of vacant land adjacent to the Rego Park I location ("Rego Park II").

ITEM 1.           BUSINESS - continued

                  In September 1995, Caldor filed for protection under Chapter
11. Caldor accounted for approximately 56% and 64% of Alexander's consolidated revenues for the years ended December 31, 1995 and 1994, respectively.

                  The Company manages, develops and leases the Alexander's properties under a management and development agreement (the "Management Agreement") and a leasing agreement (the "Leasing Agreement") pursuant to which the Company receives annual fees from Alexander's.

                  As of December 31, 1995, Interstate Properties owned 27.7% of the common shares of beneficial interest of the Company and 27.1% of Alexander's common stock. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander's. Messrs. Mandelbaum and Wight are trustees of the Company and are also directors of Alexander's. Effective March 2, 1995, for a three year period, the Company and Interstate Properties are restricted from owning in excess of two-thirds of Alexander's common stock or entering into certain other transactions with Alexander's, without the consent of the independent directors of Alexander's. Alexander's common stock is listed on the New York Stock Exchange under the symbol "ALX".

                  COMPETITION

                  The leasing of real estate is highly competitive. Demand for retail space has been impacted by the recent bankruptcy of a number of retail companies and a general trend toward consolidation in the retail industry which could adversely affect the ability of the Company to attract or retain tenants. The principal means of competition are price, location and the nature and condition of the facility to be leased. The Company directly competes with all lessors and developers of similar space in the areas in which its properties are located.

                  ENVIRONMENTAL REGULATIONS

                  See "Note 10 - Contingencies" to the Consolidated Financial Statements at page 37.

                  EMPLOYEES

                  The Company employs 68 people.

                  SEGMENT DATA

                  The company operates in one business segment - real estate. See "Note 9 - Leases" to the Consolidated Financial Statements at page 36 for information on significant tenants. Vornado engages in no foreign operations.

ITEM 2.      PROPERTIES

             The Company leases 27,000 square feet in Saddle Brook, New Jersey for use as its executive offices.

             The following table sets forth certain information as of December 31, 1995 relating to the properties owned by the Company.


                                                                            LEASABLE BUILDING
                                                                             SQUARE FOOTAGE
                                                                       --------------------------
                                                 YEAR                                 OWNED BY       NUMBER        AVERAGE
                                              ORIGINALLY     LAND                     TENANT ON        OF         ANNUALIZED
                                               DEVELOPED     AREA      OWNED BY      LAND LEASED    TENANTS       BASE RENT
                   LOCATION                   OR ACQUIRED   (ACRES)     COMPANY      FROM COMPANY   12/31/95    PER SQ.FT. (1)
--------------------------------------------------------------------------------------------------------------------------------
SHOPPING
CENTERS

NEW             Atlantic City                     1965       17.7        135,774             -          2            $ 4.81
   JERSEY
                Bordentown                        1958       31.2        178,678             -          4              6.37


                Bricktown                         1968       23.9        259,888         2,764         19             10.04


                Cherry Hill                       1964       37.6        231,142        63,511         12              8.34



                Delran                            1972       17.5        167,340         1,200          4              5.10

                Dover                             1964       19.6        172,673             -         12              7.03


                East Brunswick                    1957       19.2        219,056        10,400          7              9.41


                East Hanover                      1962       24.6        271,066             -         17              9.89



                Hackensack                        1963       21.3        207,548        59,249         21             14.20



                Jersey City                       1965       16.7        222,478         3,222         11             10.89


                Kearny                            1959       35.3         41,518        62,471          6              7.69


                Lawnside                          1969       16.4        142,136             -          2              9.07

                Lodi                              1975        8.7        130,000             -          1              8.43


                Manalapan                         1971       26.3        194,265         2,000          7              8.77


                Marlton                           1973       27.8        173,238         6,836         10              8.28


                Middletown                        1963       22.7        179,584        52,000         21             10.46


                Morris Plains                     1985       27.0        171,493         1,000         15             10.09

                North Bergen                      1959        4.6          6,515        55,597          3             25.78

                North Plainfield (4)              1989       28.7        217,360             -         17              8.58


                Totowa                            1957       40.5        201,471        93,613          8             15.94


                                                                                        LEASE
                                                                   PRINCIPAL          EXPIRATION/
                                               PERCENT              TENANTS             OPTION
                   LOCATION                    LEASED (1)     (OVER 30,000 SQ. FT.)   EXPIRATION
------------------------------------------------------------------------------------------------
SHOPPING
CENTERS

NEW             Atlantic City                     90%         Sam's Wholesale         1999
   JERSEY
                Bordentown                       100%         Bradlees  (2) (3)       2001/2021
                                                              Shop-Rite               2011/2016

                Bricktown                         99%         Caldor                  2008/2028
                                                              Shop-Rite               2002/2017

                Cherry Hill                       94%         Bradlees (2) (3)        2006/2026
                                                              Shop & Bag              2007/2017
                                                              Toys "R" Us             2012/2042

                Delran                            92%         Sam's Wholesale         2011/2021

                Dover                             62%         Shop-Rite               2012/2022


                East Brunswick                   100%         Bradlees (3)            2003/2023
                                                              Shoppers World          2007/2012

                East Hanover                      98%         Home Depot              2009/2019
                                                              Pathmark                2001/2024
                                                              Todays Man              2009/2014

                Hackensack                        94%         Bradlees (3)            2012/2017
                                                              Rickel Home Center      2003/2013
                                                              Pathmark                2014/2024

                Jersey City                       97%         Bradlees (3)            2002/2022
                                                              Shop-Rite               2008/2028

                Kearny                           100%         Pathmark                2013/2033
                                                              Rickel Home Center      2008

                Lawnside                         100%         Home Depot              2012/2027

                Lodi                             100%         National                2013/2023
                                                              Wholesale Liq.

                Manalapan                        100%         Bradlees (3)            2002/2022
                                                              Grand Union             2012/2022

                Marlton                          100%         Bradlees  (2) (3) (5)   2011/2031
                                                              Shop-Rite               1999/2009

                Middletown                        96%         Bradlees (3)            2002/2022
                                                              Grand Union             2009/2029

                Morris Plains                     92%         Caldor                  2002/2023

                North Bergen                     100%         Waldbaum's              2012/2032

                North Plainfield (4)              97%         K Mart                  2006/2016
                                                              Pathmark                2001/2011

                Totowa                            95%         Bradlees (3)            2013/2028
                                                              Home Depot              2015/2025

                                                                            LEASABLE BUILDING
                                                                             SQUARE FOOTAGE
                                                                       --------------------------
                                                 YEAR                                 OWNED BY       NUMBER        AVERAGE
                                              ORIGINALLY     LAND                     TENANT ON        OF         ANNUALIZED
                                               DEVELOPED     AREA      OWNED BY      LAND LEASED    TENANTS       BASE RENT
                   LOCATION                   OR ACQUIRED   (ACRES)     COMPANY      FROM COMPANY   12/31/95    PER SQ.FT. (1)
--------------------------------------------------------------------------------------------------------------------------------
SHOPPING        Turnersville                      1974       23.3         89,453         6,513          3              5.98
CENTERS
                Union                             1962       24.1        257,045             -         11             15.02


                Vineland                          1966       28.0        143,257             -          4              6.95


                Watchung                          1959       53.8         49,979       115,660          3             17.56

                Woodbridge                        1959       19.7        232,755         3,614         11             10.30


NEW YORK        14th Street and Union
                      Square, Manhattan           1993        0.8        231,770             -          1              9.92

                Albany (Menands)                  1965       18.6        140,529             -          2              5.80


                Buffalo (Amherst) (4)             1968       22.7        184,832       111,717          9              5.87





                Freeport                          1981       12.5        166,587             -          3             10.83

                New Hyde Park (4)                 1976       12.5        101,454             -          1             13.55


                North Syracuse (4)                1976       29.4         98,434             -          1                 -

                Rochester (Henrietta) (4)         1971       15.0        147,812             -          2              5.60


                Rochester                         1966       18.4        176,261             -          1              6.05

PENNSYLVANIA    Allentown                         1957       86.8        262,607       356,938         19              8.71






                Bensalem                          1972       23.2        208,174         6,714         11              7.23

                Bethlehem                         1966       23.0        157,212         2,654         10              4.81


                Broomall                          1966       21.0        145,776        22,355          5              8.31

                Glenolden                         1975       10.0        101,235             -          3              9.74

                Lancaster                         1966       28.0        179,982             -          8              4.29


                Levittown                         1964       12.8        104,448             -          1              5.98

                10th and Market
                     Streets, Philadelphia        1994        1.8        271,300             -          2              8.00

                Upper Moreland                    1974       18.6        122,432             -          1              7.50

                York                              1970       12.0        113,294             -          3              4.46

MARYLAND        Baltimore (Belair Rd.)            1962       16.0        205,723             -          2              5.95


                                                                                       LEASE
                                                                  PRINCIPAL          EXPIRATION/
                                              PERCENT              TENANTS             OPTION
                   LOCATION                   LEASED (1)     (OVER 30,000 SQ. FT.)   EXPIRATION
-----------------------------------------------------------------------------------------------
SHOPPING        Turnersville                     100%         Bradlees  (2) (3)       2011/2031
CENTERS
                Union                             98%         Bradlees (3)            2002/2022
                                                              Toys "R" Us             2015

                Vineland                          51%         Rickel Home Center      2005/2010


                Watchung                          88%         B.J. Wholesale          2024

                Woodbridge                        99%         Bradlees  (3)           2002/2022
                                                              Foodtown                2007/2014

NEW YORK        14th Street and Union
                      Square, Manhattan          100%         Bradlees                2019/2029

                Albany (Menands)                 100%         Fleet Bank              2004/2014
                                                              Grand Union (5)         2000

                Buffalo (Amherst) (4)             92%         Circuit City            2017
                                                              Media Play              2002/2017
                                                              MJ Design               2006/2017
                                                              Toys "R" Us             2013
                                                              T.J. Maxx               1999

                Freeport                         100%         Home Depot              2011/2021

                New Hyde Park (4)                100%         Bradlees                2019/2029


                North Syracuse (4)               100%         Reisman Properties      2014

                Rochester (Henrietta) (4)         68%         Hechinger  (5)          2005/2025
                                                              Marshalls               1998/2003

                Rochester                         41%         Hechinger  (5)          2005/2025

PENNSYLVANIA    Allentown                        100%         Hechinger               2011/2031
                                                              Shop-Rite               2011/2021
                                                              Burlington Coat
                                                              Factory                 2017
                                                              Walmart                 2024/2094
                                                              Sam's Wholesale         2024/2094

                Bensalem                          87%         Bradlees  (2) (3) (5)   2011/2031

                Bethlehem                         68%         Pathmark                2000/2023
                                                              Super Petz              2005/2015

                Broomall                         100%         Bradlees  (2) (3)       2006/2026

                Glenolden                        100%         Bradlees  (2) (3)       2012/2022

                Lancaster                         52%         Weis Markets            1998/2018


                Levittown                        100%         Bradlees   (2) (3)      2006/2026

                10th and Market
                     Streets, Philadelphia        62%         Clover                  2010/2035

                Upper Moreland                   100%         Sam's Wholesale (2)     2010/2015

                York                             100%         Builders Square         2009/2018

MARYLAND        Baltimore (Belair Rd.)            65%         Big B Food              1999/2004
                                                              Warehouse

                                                                            LEASABLE BUILDING
                                                                             SQUARE FOOTAGE
                                                                       --------------------------
                                                 YEAR                                 OWNED BY       NUMBER        AVERAGE
                                              ORIGINALLY     LAND                     TENANT ON        OF         ANNUALIZED
                                               DEVELOPED     AREA      OWNED BY      LAND LEASED    TENANTS       BASE RENT
                   LOCATION                   OR ACQUIRED   (ACRES)     COMPANY      FROM COMPANY   12/31/95    PER SQ.FT. (1)
--------------------------------------------------------------------------------------------------------------------------------
SHOPPING        Baltimore (Towson)                1968       14.6        146,393         6,800          7              9.61
CENTERS
                Baltimore (Dundalk)               1966       16.1        183,361             -         18              6.49

                Glen Burnie                       1958       21.2        117,369         3,100          5              6.03


                Hagerstown                        1966       13.9        133,343        14,965          6              3.04


CONNECTICUT     Newington                         1965       19.2        134,229        45,000          4              5.84



                Waterbury                         1969       19.2        139,717         2,645         10              7.88



MASSACHUSETTS   Chicopee                          1969       15.4        112,062         2,851          3              4.85

                Milford (4)                       1976       14.7         83,000             -          1              5.01

                Springfield                       1966       17.4          8,016       117,044          2             11.25


TEXAS           Lewisville                        1990       13.3         34,893         1,204         16             12.85

                Mesquite                          1990        5.5         71,246             -         13             15.48

                Dallas                            1990        9.9         99,733             -          9              9.48
                                                          -------      ---------     ---------        ---             -----

                TOTAL SHOPPING CENTERS                    1,179.7      8,678,936     1,233,637        410              8.68
                                                          -------     ----------     ---------        ---            ------

WAREHOUSE/      E. Brunswick                      1972       16.1        325,800             -          2              2.10
INDUSTRIAL

                E. Hanover                    1963-1967      45.5        941,429             -         12              3.67

                Edison                            1982       18.7        272,071             -          1              2.75

                Garfield                          1959       31.6        486,620             -          3              3.41
                                                          -------     ----------     ---------        ---            ------

                TOTAL WAREHOUSE/
                     INDUSTRIAL                             111.9      2,025,920             -         18              3.18
                                                          -------     ----------     ---------        ---            ------

OTHER           Paramus (4)                       1987        3.4        118,225             -         22             17.38
PROPERTIES
                Montclair                         1972        1.6         16,928             -          1             16.36

                Rahway (4)                        1972          -         32,000             -          1              4.88
                                                          -------      ---------     ---------        ---             -----

                Total Other Properties                        5.0        167,153             -         24             13.88
                                                          -------     ----------     ---------        ---            ------

                Grand Total                               1,296.6     10,872,009     1,233,637        452            $ 7.80
                                                          =======     ==========     =========        ===            ======

                                                                                       LEASE
                                                                  PRINCIPAL          EXPIRATION/
                                              PERCENT              TENANTS             OPTION
                   LOCATION                   LEASED (1)     (OVER 30,000 SQ. FT.)   EXPIRATION
-----------------------------------------------------------------------------------------------
SHOPPING        Baltimore (Towson)               100%         Staples                 2004
CENTERS
                Baltimore (Dundalk)               97%         Various Tenants

                Glen Burnie                      100%         Rickel Home             2005
                                                              Center (5)

                Hagerstown                       100%         Pharmhouse              2008/2012
                                                              Weis Markets            1999/2009

CONNECTICUT     Newington                         95%         Bradlees (3)            2002/2022
                                                              Rickel Home             2007/2027
                                                               Center

                Waterbury                        100%         Toys "R" Us             2010
                                                              Finast                  2003/2018
                                                              Supermarkets

MASSACHUSETTS   Chicopee                          92%         Bradlees (3)            2002/2022

                Milford (4)                      100%         Bradlees (3)            2004/2009

                Springfield                      100%         Wal*Mart                2018/2092


TEXAS           Lewisville                        95%         Albertson's  (6)        2055

                Mesquite                          93%

                Dallas                            78%         Albertson's  (6)        2055
                                                 ---

                TOTAL SHOPPING CENTERS            91%
                                                 ---

WAREHOUSE/      E. Brunswick                      97%         Popsicle Playwear       2000/2005
INDUSTRIAL                                                    IFB Apparel, Inc.       2001/2006

                E. Hanover                        94%         Various Tenants

                Edison                           100%         White Cons. Ind.,Inc.   1998/2001

                Garfield                          38%         Popular Services        1997
                                                 ---
                                                               & Various Tenants
                TOTAL WAREHOUSE/
                     INDUSTRIAL                   82%
                                                 ---

OTHER           Paramus (4)                       59%
PROPERTIES
                Montclair                        100%

                Rahway (4)                       100%
                                                 ---

                Total Other Properties            71%
                                                 ---

                Grand Total                       89%
                                                 ===

(1) Average annualized base rent per square foot does not include ground leases (which leases are included in percent leased) or rent for leases which had not commenced as of December 31, 1995.

(2) The tenant at these locations has subleased or been assigned its space from Montgomery Ward & Co., Inc. which remains liable on such lease including the rent it was obligated to pay - approximately 70%.

(3)  These leases are guaranteed by the Stop & Shop Companies, Inc.

(4)  Ground and/or building leasehold interest

(5) The tenant has ceased operations at these locations but continues to pay rent.

(6)  Square footage excludes Albertson's which owns its land and building.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

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

                             Principal Occupation, Position and Office (current
                             and during past five years with Vornado unless
     Name            Age     otherwise stated)
     ----            ---     ----------------------------------------------------------

Steven Roth          54      Chairman of the Board, Chief Executive Officer and
                             Chairman of the Executive Committee of the Board; the
                             Managing General Partner of Interstate Properties, a
                             developer and operator of shopping centers and an investor in securities and partnerships; Chief Executive Officer of
                             Alexander's, Inc. since March 2, 1995 and a Director since
                             1989; Director of Insituform Technologies, Inc.


Richard T. Rowan     49      Vice President - Real Estate

Joseph Macnow        50      Vice President - Chief Financial Officer; Vice President -
                             Chief Financial Officer of Alexander's, Inc. since August
                             1995

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

-------------------------------------------------------------------------------

Vornado's common shares are traded on the New York Stock Exchange.

Quarterly price ranges of the common shares and dividends per share paid for the years ended December 31, 1995 and 1994 were as follows:

-------------------------------------------------------------------------------------
                        YEAR ENDED                                  YEAR ENDED
                     DECEMBER 31, 1995                           DECEMBER 31, 1994
-------------------------------------------------------------------------------------

Quarter       High        Low      Dividends          High       Low        Dividends

-------------------------------------------------------------------------------------
1st          $36.25      $33.88       $.56           $36.50      $31.50         $.50

2nd           36.00       32.63        .56            37.50       32.25          .50

3rd           39.00       34.75        .56            37.50       34.00          .50

4th           37.88       34.38        .56            35.88       30.50          .50
------------------------------------------------------------------------------------

   The approximate number of record holders of common shares of Vornado at December 31, 1995, was 2,000.

                                    PART II


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                      ----------------------------------------------------------------
                                                          1995           1994          1993          1992         1991
----------------------------------------------------------------------------------------------------------------------
                                                             (in thousands, except share and per share amounts)
OPERATING DATA
  Revenues:
    Property rentals                                  $ 80,429       $ 70,755      $ 67,213      $ 63,186     $ 61,371
    Expense reimbursements                              24,091         21,784        19,839        17,898       16,865
    Other income                                         4,198          1,459         1,738           913          262
----------------------------------------------------------------------------------------------------------------------
  Total Revenues                                       108,718         93,998        88,790        81,997       78,498
----------------------------------------------------------------------------------------------------------------------
  Expenses:
   Operating                                            32,282         30,223        27,994        27,587       25,848
   Depreciation and amortization                        10,790          9,963         9,392         9,309        9,115
   General and administrative                            6,687          6,495         5,890         4,612        4,770
   Costs incurred in connection with the merger
    Vornado, Inc. into Vornado Realty Trust                 --             --           856            --           --
   Cost incurred upon exercise of a stock option
    by an officer and subsequent repurchase of
    a portion of the shares                                 --             --            --        15,650           --
----------------------------------------------------------------------------------------------------------------------
  Total Expenses                                        49,759         46,681        44,132        57,158       39,733
----------------------------------------------------------------------------------------------------------------------
  Operating income                                      58,959         47,317        44,658        24,839       38,765
  Income (loss) applicable to Alexander's:
    Equity in loss                                      (1,972)            --            --            --           --
    Depreciation                                          (417)            --            --            --           --
    Interest income on loan                              6,343             --            --            --           --
  Income from investment in and advances to
    Vornado Management Corp.                               788             --            --            --           --
  Interest and dividend income                           5,439          7,489        11,620         8,555        9,303
  Interest and debt expense                            (16,426)       (14,209)      (31,155)      (33,910)     (34,930)
  Net gain on marketable securities                        294            643           263         2,779        4,862
----------------------------------------------------------------------------------------------------------------------
  Income from continuing operations before
   income taxes                                         53,008         41,240        25,386         2,263       18,000
  Provision (benefit) for income taxes                      --             --        (6,369)        1,080        7,527
----------------------------------------------------------------------------------------------------------------------
  Income from continuing operations                   $ 53,008       $ 41,240      $ 31,755      $  1,183     $ 10,473
----------------------------------------------------------------------------------------------------------------------
  Weighted average number
   of shares outstanding                             23,579,669    21,853,720    19,790,448    16,559,330   16,324,895
  Income per share from
   continuing operations                                 $2.25          $1.89         $1.60         $ .07        $ .64
  Cash dividends declared                                 2.24           2.00          1.50 *        1.15         1.08
* Does not include special dividend of $3.36
  per share of accumulated earnings
  and profits paid in June 1993.

BALANCE SHEET DATA
  As at:
  Total assets                                        $491,496       $393,538      $385,830      $420,616     $393,447
  Real estate, at cost                                 382,476        365,832       340,415       314,651      305,123
  Accumulated depreciation                             139,495        128,705       118,742       111,142      103,520
  Debt                                                 233,353        234,160       235,037       341,701      345,608
  Shareholders' equity (deficit)                       194,274        116,688       115,737        (3,242)       8,125
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31,
                                                                    --------------------------------------------------------
                                                                         1995        1994        1993       1992        1991
----------------------------------------------------------------------------------------------------------------------------
OTHER DATA
  Funds from operations (1) (2):
    Income from continuing operations before income
     taxes                                                          $  53,008    $ 41,240    $ 25,386    $ 2,263    $ 18,000
      Depreciation and amortization of real property                   10,019       9,192       8,842      8,778       8,604
      Straight-lining of rental income                                 (2,569)     (2,181)     (2,200)    (2,200)     (2,200)
      Leasing fees received in excess of income recognized              1,052          --          --         --          --
      Losses/(gains) on sale of securities available for sale             360         (51)       (263)      (846)     (1,932)
      Proportionate share of adjustments to Alexander's loss
        to arrive at Alexander's funds from operations                    539          --          --         --          --
      Costs incurred in connection with
       the merger/upon exercise of a stock option                          --          --         856     15,650          --
----------------------------------------------------------------------------------------------------------------------------
    Funds from operations                                           $  62,409    $ 48,200    $ 32,621    $23,645    $ 22,472
----------------------------------------------------------------------------------------------------------------------------

    Cash flow provided by (used in):
     Operating activities                                           $  62,882    $ 46,948    $ 27,725    $17,607    $ 36,244

     Investing activities                                           $(103,891)   $(15,434)   $  1,350    $14,800    $(17,214)

     Financing activities                                           $  36,577    $(32,074)   $(56,433)   $ 4,384    $ (9,815)


(1) Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.

(2) Effective January 1, 1995, the Company changed its definition of funds from operations to exclude amortization of debt issuance costs and depreciation of personal property. Prior period amounts have been restated to conform to the current year's presentation. The Company's definition of funds from operations does not conform to the NAREIT definition because the Company deducts the effect of straight-lining of property rentals.

Amounts included in revenues and expenses have been reclassified to conform with the current year's presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


RESULTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $108,718,000 in 1995, compared to $93,998,000 in 1994, an increase of $14,720,000 or 15.7%.

Property rentals from shopping centers were $73,296,000 in 1995, compared to $63,778,000 in 1994, an increase of $9,518,000 or 14.9%. Of this increase, (i)
$6,067,000 resulted from expansions of shopping centers and acquisitions of retail properties, (ii) $2,823,000 resulted from rental step-ups in existing tenant leases which are not subject to the straight-line method of revenue recognition and (iii) $628,000 resulted from property rentals received from new tenants exceeding property rentals lost from vacating tenants.

Property rentals from the remainder of the portfolio were $6,174,000 in 1995, compared to $6,090,000 in 1994, an increase of $84,000 or 1.4%. Percentage rent was $959,000 in 1995, compared to $887,000 in 1994.

Tenant expense reimbursements were $24,091,000 in 1995, compared to $21,784,000 in 1994, an increase of $2,307,000. This increase reflects a corresponding increase in operating expenses passed through to tenants.

Other income was $4,198,000 in 1995, compared to $1,459,000 in 1994, an increase of $2,739,000. This increase resulted primarily from the fee income recognized in connection with the Management Agreement and Leasing Agreement with Alexander's (including $915,000 applicable to 1993 and 1994 recognized in the first quarter of 1995). No leasing fee income was recognized prior to 1995 because Alexander's had not repaid certain creditors, which was a condition precedent to the commencement of the payment of leasing fees owed by Alexander's to the Company. In addition to the Management Agreement fee income included in other income in 1995, $2,250,000 of such fees was earned in 1995 by Vornado Management Corp. ("VMC") and is included in the caption "Income from investment in and advances to Vornado Management Corp." in the Consolidated Statements of Income.

Operating expenses were $32,282,000 in 1995 as compared to $30,223,000 in 1994, an increase of $2,059,000. Of this increase (i) $1,484,000 resulted from real estate taxes from expansions and acquisitions, which were passed through to tenants, and (ii) $258,000 resulted from bad debt expenses primarily due to tenant bankruptcies.

Depreciation and amortization expense increased in 1995, compared to 1994, primarily as a result of property expansions.

General and administrative expenses were $6,687,000 in 1995 as compared to $6,495,000 in 1994, an increase of $192,000. This increase is the net of increases from (i) payroll expenses of $1,017,000, (due to additions to staff and bonuses), and (ii) professional fees and other corporate office expenses of $305,000, offset by (iii) the reduction in expenses of $1,130,000 resulting from the assignment of the Company's Management Agreement with Alexander's to VMC in the third quarter of this year.

In March 1995, the Company purchased all of the 1,353,468 shares of common stock of Alexander's then owned by Citibank, representing 27.1% of the outstanding shares. As a result of the acquisition, the Company owns 29.3% of the common stock of Alexander's and has changed its accounting for its investment in Alexander's to the equity method. For the period from March 2, 1995 through December 31, 1995, Vornado's equity in Alexander's losses amounted to $1,972,000. In addition, during the same period the Company recognized interest income on its loan to Alexander's of $6,343,000 and fee income from its Management Agreement and Leasing Agreement with Alexander's of $2,973,000 (excluding $2,250,000 earned by VMC - see paragraph below). The Company believes that its share of Alexander's losses (which are non-cash) combined with its fee income and interest income will not have a negative effect on its results of operations, liquidity and financial condition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

-------------------------------------------------------------------------------

On July 6, 1995 the Company assigned its Management Agreement with Alexander's to VMC, a newly formed New Jersey corporation. In exchange, the Company received 100% of the non-voting preferred stock of VMC which entitles it to 95% of the distributions by VMC to its shareholders. In addition, the Company lent $5,000,000 to VMC for working capital purposes under a three year term loan bearing interest at the prime rate plus 2%. VMC is responsible for its pro-rata share of compensation (including bonuses) and fringe benefits of common employees and 30% of other common expenses. Income from investment in and advances to VMC consists of dividend income of $565,000 and interest income of $223,000.

Investment income (interest and dividend income and net gains/(losses) on marketable securities) was $5,733,000 for 1995, compared to $8,132,000 in 1994, a decrease of $2,399,000 or 29.5%. This decrease was caused by (i) lower interest income resulting from the use of cash for the Alexander's investment and (ii) net gains on marketable securities being $349,000 less than in the prior year.

Interest and debt expense was $16,426,000 in 1995 as compared to $14,209,000 in 1994, an increase of $2,217,000 or 15.6%. Of this increase, $1,046,000 resulted from borrowings under the revolving credit facility to temporarily fund the investment in Alexander's and $1,134,000 resulted from a decrease in interest capitalized during construction.

The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended (the "Code"). Under those sections, a REIT which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to its shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required. In 1993, as a result of the Company's conversion to a REIT, the deferred tax balance of $6,369,000 at December 31, 1992 was reversed.

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

-------------------------------------------------------------------------------

General and administrative expenses were $6,495,000 in 1994 as compared to $5,890,000 in 1993, an increase of $605,000. This increase resulted from higher professional fees and payroll.

Investment income was $8,132,000 in 1994 compared to $11,883,000 in 1993, a decrease of $3,751,000 or 31.6%. The change in investment income resulted primarily from a decrease in interest and dividend income of $4,131,000 as a result of lower average investments due to the use of approximately $100,000,000 to reduce debt in November 1993, partially offset by an increase in net gains on marketable securities.

Interest and debt expense was $14,209,000 in 1994 as compared to $31,155,000 in 1993, a decrease of $16,946,000 or 54.3%. Of this decrease, (i) $14,586,000 resulted from the refinancing of a blanket mortgage loan (see Note 6), and (ii) $1,300,000 resulted from an increase in capitalized interest during construction.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

Year Ended December 31, 1995 Cash flows provided by operating activities of $62,882,000 was comprised of: (i) net income of $53,008,000 and (ii) adjustments for non-cash items of $11,305,000 less (iii) the net change in operating assets and liabilities of $1,431,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $11,779,000, plus equity in loss of Alexander's of $2,389,000, offset by the effect of straight-lining of rental income of $2,569,000. Further, during this period in connection with the Alexander's transaction, "Leasing fees and other receivables" increased by $7,656,000 and "Deferred leasing fee income" correspondingly increased by $8,888,000. These amounts have been included in "Changes in assets and liabilities: other" in the Consolidated Statements of Cash Flows and are part of the net change in operating assets and liabilities shown in item (iii) above.


Net cash used in investing activities of $103,891,000 was comprised of (i) the Company's investment in and advances to Alexander's of $100,482,000, (ii) capital expenditures of $16,644,000, (iii) a loan to VMC of $5,074,000 and (iv) purchases of securities available for sale of $4,027,000, offset by (v) the net proceeds from the sale of securities available for sale of $22,336,000.

Net cash provided by financing activities of $36,577,000 was primarily comprised of (i) net proceeds from issuance of common shares of $79,831,000, and (ii) borrowings on U.S. Treasury obligations of $9,600,000, offset by (iii) dividends paid of $52,875,000.

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

Year Ended December 31, 1993 Cash flows provided by operating activities of $27,725,000 was primarily comprised of: (i) net income of $31,755,000, less (ii) adjustments for non-cash items of $599,000 and the net change in operating assets and liabilities of $2,831,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $11,435,000, offset by
(i) the effect of straight- lining of rental income of $2,200,000, (ii) the reversal of deferred income taxes of $6,369,000, and (iii) the loss on the early extinguishment of debt of $3,202,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

-------------------------------------------------------------------------------

Net cash provided by investing activities of $1,350,000 was comprised of net proceeds from the sale of securities available for sale of $28,336,000, offset by capital expenditures of $26,986,000.

Net cash used in financing activities of $56,433,000 was primarily comprised of
(i) debt repayments of $333,664,000, net of proceeds from borrowings of $227,000,000, less $5,247,000 of deferred debt expenses incurred therewith, (ii) dividends paid to shareholders of $84,482,000 (including a special dividend of $54,022,000 of accumulated earnings and profits, as determined for federal income tax purposes), and (iii) repayment of borrowings on U.S. Treasury obligations of $30,048,000, offset by (iv) net proceeds from issuance of common shares of $172,051,000.


  FUNDS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

Management considers funds from operations an appropriate supplemental measure of the Company's operating performance. Funds from operations were $62,409,000 in 1995, compared to $48,200,000 in 1994, an increase of $14,209,000 or 29.5%.
The following table reconciles funds from operations and net income:

                                                   Year Ended December 31,
                                            -----------------------------------
                                                1995                    1994
                                            ------------           ------------
Net income                                  $ 53,008,000           $ 41,240,000
Depreciation and
 amortization of real
 property                                     10,019,000              9,192,000
Straight-lining of
 property rentals                             (2,569,000)            (2,181,000)
Leasing fees
 received in excess
 of income
 recognized                                    1,052,000                     --
Loss/(gain) on sale
 of securities available
 for sale                                        360,000                (51,000)
Proportionate share
 of adjustments
 to Alexander's
 loss to arrive at
 Alexander's funds
 from operations                                 539,000                     --
                                            ------------           ------------
Funds from
 operations *                               $ 62,409,000           $ 48,200,000
                                            ============           ============

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

                                                    Year Ended December 31,
                                              ---------------------------------
                                                  1995                 1994
                                              -------------        ------------
Operating activities                          $  62,882,000        $ 46,948,000
                                              =============        ============

Investing activities                          $(103,891,000)       $(15,434,000)
                                              =============        ============

Financing activities                          $  36,577,000        $(32,074,000)
                                              =============        ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

-------------------------------------------------------------------------------

On June 23, 1995, Bradlees, which accounted for 21% of property rentals for the year ended December 31, 1995, filed for protection under Chapter 11. The Company leases 21 locations to Bradlees of which 19 are fully guaranteed by Stop & Shop Companies, Inc. Furthermore, Montgomery Ward & Co., Inc., remains liable on eight of such leases including the rent it was obligated to pay approximately 70% of current rent. Bradlees has not affirmed any of these leases.

The major items of capital expenditures for 1995 were $8,200,000 for expansions of four shopping centers and $4,600,000 for improvements at five shopping centers. The Company has budgeted approximately $3,000,000 for investment over the next year. In addition, the Company will continue its program of upgrading its shopping centers by refurbishing its parking lots (including resurfacing, new lighting, updated landscaping, islands and curbing) and re-roofing of buildings, the cost of which will be substantially reimbursed by tenants in accordance with existing lease terms.

In March 1995, the Company purchased all of the 1,353,468 shares of common stock of Alexander's then owned by Citibank, representing 27.1% of the outstanding shares of common stock of Alexander's, for $40.50 per share in cash or $56,615,000 (including $1,800,000 of costs incurred in the purchase). As a result of the acquisition, the Company owns 29.3% of the common stock of Alexander's.

On March 15, 1995, the Company lent Alexander's $45 million, the subordinated tranche of a $75 million secured financing, the balance of which was funded by a bank. The Company's loan has a three-year term and bears interest at 16.43% per annum for the first two years and at a fixed rate for the third year of 992 basis points over the one-year Treasury bill rate. In addition, the Company received a loan origination fee of $1,500,000 from Alexander's.

Alexander's has disclosed in its annual report on Form 10-K for the year ended December 31, 1995, that its current operating properties (five of its nine properties) do not generate sufficient cash flow to pay all of its expenses, and that its four non-operating properties (Lexington Avenue, Paramus, the Kings Plaza Store and Rego Park II) are in various stages of redevelopment, and as rents commence from a portion of the redevelopment properties, it expects that cash flow will become positive.

In addition to the disclosures above, Alexander's estimates that the fair market values of its assets are substantially in excess of their historical cost and that there is additional borrowing capacity. Alexander's continues to evaluate its needs for capital, which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. Further, Alexander's may receive the proceeds from tax certiorari and/or condemnation proceedings. Although there can be no assurance, Alexander's believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

On February 27, 1995, the Company entered into a three-year unsecured revolving credit facility with a bank providing for borrowings of up to $75,000,000. Borrowings bear annual interest, at the Company's election, at LIBOR plus 1.50% or the higher of the federal funds rate plus 1% or prime rate plus .50%. At December 31, 1995 the Company had no borrowings outstanding under the facility.

On May 3, 1995, the Company completed the sale of 2,500,000 common shares in a public offering at $34.00 per share, which net of expenses yielded approximately $80,000,000 of which $60,000,000, was used to repay indebtedness incurred under a revolving credit facility in connection with the Alexander's investment. On December 26, 1995, a shelf registration statement relating to $500,000,000 of securities became effective.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

-------------------------------------------------------------------------------

ECONOMIC CONDITIONS

At December 31, 1995, approximately 80% of the square footage of the Company's shopping centers was leased to large stores (over 20,000 square feet). The Company's large store tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price. The Company believes that this tenant mix mitigates the effects on its properties of adverse changes in general economic conditions. However, demand for retail space has been impacted by the recent bankruptcy of a number of retail companies (see page 18) and a general trend toward consolidation in the retail industry which could adversely affect the ability of the Company to attract or retain tenants.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board adopted Statement No. 123, "Accounting for Stock-Based Compensation". The statement is effective for fiscal years beginning after December 15, 1995. Pursuant to the new standard, companies are required to adopt the fair value method of accounting for employee stock-based transactions. The new standard requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, application of the "fair value" recognition provisions in the new statement. Beginning with the first quarter of 1996, the Company will disclose in a note to the financial statements pro forma net income and earnings per share based on the new method of accounting.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                           Page
                                                                           ----
          Independent Auditors' Report                                      21

          Consolidated Balance Sheets as at December 31, 1995 and 1994      22

          Consolidated Statements of Income for the years ended
          December 31, 1995, 1994 and 1993                                  24

          Consolidated Statements of Shareholders' Equity
          for the years ended December 31, 1995, 1994 and 1993              25

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993                                  26

          Notes to Consolidated Financial Statements                        28


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Trustees
Vornado Realty Trust
Saddle Brook, New Jersey

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 7, 1996

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------
(amounts in thousands except share amounts)                 DECEMBER 31, 1995        December 31, 1994
------------------------------------------------------------------------------------------------------
ASSETS:
Real estate, at cost:
       Land                                                          $ 61,278                 $ 61,269
       Buildings and improvements                                     314,265                  298,277
       Leasehold improvements and equipment                             6,933                    6,286
------------------------------------------------------------------------------------------------------
             Total                                                    382,476                  365,832
------------------------------------------------------------------------------------------------------
       Less accumulated depreciation and
          amortization                                                139,495                  128,705
------------------------------------------------------------------------------------------------------
             Real estate, net                                         242,981                  237,127
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, including U.S.
  government obligations under
  repurchase agreements of $12,575 and $15,275                         19,127                   23,559
Marketable securities                                                  70,997                   87,206
Investment in and advances to Alexander's, Inc.                       109,686                    7,350
Investment in and advances to Vornado
  Management Corp.                                                      5,074                       --
Due from officer                                                        8,418                    8,418
Accounts receivable, net of allowance for
  doubtful accounts of $578 and $457                                    7,086                    4,898
Receivable arising from the straight-lining of rents                   14,376                   11,807
Other assets                                                           13,751                   13,173









------------------------------------------------------------------------------------------------------
                                                                     $491,496                 $393,538
======================================================================================================

-------------------------------------------------------------------------------------------------------
(amounts in thousands except share amounts)                  DECEMBER 31, 1995        December 31, 1994
-------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes and mortgages payable                                           $233,353                 $234,160
Due for U.S. Treasury Obligations                                       43,875                   34,275
Accounts payable and accrued expenses                                    6,545                    4,275
Deferred leasing fee income                                              8,888                       --
Other liabilities                                                        4,561                    4,140
-------------------------------------------------------------------------------------------------------
          Total liabilities                                            297,222                  276,850
-------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
       Preferred shares of beneficial interest:
          no par value per share; authorized,
          1,000,000 shares; issued, none
       Common shares of beneficial interest:
          $.04 par value per share; authorized,
          50,000,000 shares; issued, 24,246,913
          and 21,654,285 shares                                            970                      866
       Additional capital                                              279,231                  198,184
       Accumulated deficit                                             (79,380)                 (79,513)
-------------------------------------------------------------------------------------------------------
                                                                       200,821                  119,537

       Unrealized (loss)/gain on securities available
         for sale                                                       (1,362)                   2,336
       Due from officer for purchase of common
        shares of beneficial interest                                   (5,185)                  (5,185)
-------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                   194,274                  116,688





-------------------------------------------------------------------------------------------------------
                                                                      $491,496                 $393,538
=======================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------
                                                             YEAR ENDED        Year Ended       Year Ended
(amounts in thousands                                      DECEMBER 31,      December 31,     December 31,
except share amounts)                                              1995              1994             1993
----------------------------------------------------------------------------------------------------------
Revenues:
       Property rentals                                        $ 80,429           $70,755          $67,213
       Expense reimbursements                                    24,091            21,784           19,839
       Other income (including fee income
        from related parties of $4,123,
        $1,144 and $1,663)                                        4,198             1,459            1,738
----------------------------------------------------------------------------------------------------------
Total revenues                                                  108,718            93,998           88,790
----------------------------------------------------------------------------------------------------------
Expenses:
       Operating                                                 32,282            30,223           27,994
       Depreciation and amortization                             10,790             9,963            9,392
       General and administrative                                 6,687             6,495            5,890
       Costs incurred in connection with the merger
         of Vornado, Inc. into Vornado Realty Trust                  --                --              856
----------------------------------------------------------------------------------------------------------
Total expenses                                                   49,759            46,681           44,132
----------------------------------------------------------------------------------------------------------
Operating income                                                 58,959            47,317           44,658
----------------------------------------------------------------------------------------------------------
Income/(loss) applicable to Alexander's:
       Equity in loss                                            (1,972)               --               --
       Depreciation                                                (417)               --               --
       Interest income on loan                                    6,343                --               --
Income from investment in and advances to
  Vornado Management Corp.                                          788                --               --
Interest and dividend income                                      5,439             7,489           11,620
Interest and debt expense                                       (16,426)          (14,209)         (31,155)
Net gain on marketable securities                                   294               643              263
----------------------------------------------------------------------------------------------------------
Income from continuing operations before
  income taxes                                                   53,008            41,240           25,386
Provision (benefit) for income taxes                                 --                --           (6,369)
----------------------------------------------------------------------------------------------------------
Income from continuing operations                                53,008            41,240           31,755
----------------------------------------------------------------------------------------------------------
Loss from discontinued operation                                     --                --             (600)
----------------------------------------------------------------------------------------------------------
Income before extraordinary item                                 53,008            41,240           31,155
Extraordinary item - loss on
  early extinguishment of debt                                       --                --           (3,202)
----------------------------------------------------------------------------------------------------------
       NET INCOME                                               $53,008           $41,240          $27,953
----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE based on 23,579,669,
21,853,720, and 19,790,448 shares outstanding:
       Continuing operations                                      $2.25             $1.89            $1.60
       Discontinued operation                                        --                --             (.03)
       Extraordinary item                                            --                --             (.16)
----------------------------------------------------------------------------------------------------------
       NET INCOME                                                 $2.25             $1.89            $1.41
==========================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------------------
                                                                                 Unrealized
                                                                                   Gains on                               Total
(amounts in thousands                                               Retained     Securities         Due                  Share-
except share amounts)                      Common    Additional     Earnings      Available        from    Treasury    holders'
                                           Shares       Capital     (Deficit)      for Sale     Officer       Stock      Equity
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1992                   $842      $ 75,726     $107,945        $    --     $(4,705)  $(183,050)   $ (3,242)
Net income                                     --            --       27,953             --          --          --      27,953
Net proceeds from issuance
    of common shares                          208       171,843           --             --          --          --     172,051
Distribution of accumulated
    earnings and profits                       --            --      (54,022)            --          --          --     (54,022)
Dividends paid                                 --            --      (30,460)            --          --          --     (30,460)
Retirement of common stock
    held in treasury                         (200)      (53,917)    (128,933)            --          --     183,050          --
Common shares issued under
    employees' share plans                     14         3,923           --             --          --          --       3,937
Due from officers for purchase
    of common shares                           --            --           --             --        (480)         --        (480)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1993                    864       197,575      (77,517)            --      (5,185)         --     115,737
Unrealized gains on securities
    available for sale at
    January 1, 1994                            --            --           --          8,565          --          --       8,565
Net income                                     --            --       41,240             --          --          --      41,240
Dividends paid                                 --            --      (43,236)            --          --          --     (43,236)
Common shares issued under
    employees' share plans                      2           609           --             --          --          --         611
Change in unrealized gains (losses)
    on securities available for sale           --            --           --         (6,229)         --          --      (6,229)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1994                    866       198,184      (79,513)         2,336 *    (5,185)         --     116,688
Net income                                     --            --       53,008             --          --          --      53,008
Net proceeds from issuance of
    common shares                             100        79,731           --             --          --          --      79,831
Dividends paid                                 --            --      (52,875)            --          --          --     (52,875)
Common stock issued under
    employees' stock plans                      4         1,316           --             --          --          --       1,320
Change in unrealized gains (losses)
    on securities available for sale           --            --           --         (3,698)         --          --      (3,698)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                   $970      $279,231    $ (79,380)       $(1,362)    $(5,185)     $   --    $194,274
===============================================================================================================================


* Includes $3,435 in unrealized gains attributable to the Company's investment in the common stock of Alexander's, Inc. (see Note 3).

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------
                                                               YEAR ENDED         Year Ended         Year Ended
                                                               ----------         ----------         ----------
                                                             DECEMBER 31,       December 31,       December 31,
(amounts in thousands)                                               1995               1994               1993
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations before
       extraordinary item                                        $  53,008         $  41,240          $  31,755

    Adjustments to reconcile income to net cash
       provided by continuing operations:
       Depreciation and amortization (including
         debt issuance costs)                                       11,779            10,839             11,435
       Straight-lining of rental income                             (2,569)           (2,181)            (2,200)
       Equity in loss of Alexander's including
         $417 of depreciation                                        2,389                --                 --
       Deferred income taxes                                                              --             (6,369)
       Net (gain) on marketable securities                            (294)             (643)              (263)
       Extraordinary item - loss on early
         extinguishment of debt                                         --                --             (3,202)
    Changes in assets and liabilities:
       Trading securities                                           (2,069)            1,485                279
       Accounts receivable                                          (2,188)             (699)              (156)
       Due to officer                                                   --                --            (12,753)
       Accounts payable and accrued expenses                         2,270            (3,920)             2,611
       Other                                                           556               827              7,188
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities of
    continuing operations                                           62,882            46,948             28,325
---------------------------------------------------------------------------------------------------------------
Net cash used in operating
    activities of discontinued operation                                --                --               (600)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           62,882            46,948             27,725
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in and advances to Alexander's                     (100,482)               --                 --
    Investment in and advances to Vornado
       Management Corp.                                             (5,074)               --                 --
    Additions to real estate                                       (16,644)          (25,417)           (26,986)
    Purchases of securities available for sale                      (4,027)               --            (22,918)
    Proceeds from sale of securities
       available for sale                                           22,336             9,983             51,254
---------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities               (103,891)          (15,434)             1,350
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common shares                     79,831                --            172,051
    Distribution of accumulated earnings and profits                    --                --            (54,022)
    Proceeds from borrowings on U.S. Treasury obligations           40,000            11,428                 --
    Repayment of borrowings on U.S. Treasury obligations           (30,400)               --            (30,048)
    Proceeds from borrowings                                        60,000                --            227,000
    Payments on borrowings                                         (60,807)             (877)          (333,664)
    Costs of refinancing debt                                         (492)               --             (5,247)
    Dividends paid                                                 (52,875)          (43,236)           (30,460)
    Exercise of share options                                        1,320               611              3,937
    Net loans to officers                                               --                --             (5,980)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 36,577           (32,074)           (56,433)
---------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                           (4,432)             (560)           (27,358)
Cash and cash equivalents at beginning of year                      23,559            24,119             51,477
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $ 19,127         $  23,559           $ 24,119
---------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                                                         YEAR ENDED        Year Ended         Year Ended
                                                         ----------        ----------         ----------
                                                       DECEMBER 31,      December 31,       December 31,
(amounts in thousands)                                         1995              1994               1993
--------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for income taxes                         $     --         $      --           $     --
--------------------------------------------------------------------------------------------------------
    Cash payments for interest                             $ 15,881         $  14,915           $ 29,382
--------------------------------------------------------------------------------------------------------

NON-CASH TRANSACTIONS:

     During the year ended December 31, 1995, the unrealized gain on securities available for sale included in shareholders' equity was adjusted to reflect (i) a reduction of $3,435 to the Company's investment in Alexander's as a result of the change from fair value to the equity method of accounting and (ii) a net decrease of $263 in the market value of other securities available to sale.

     During 1994, a credit to shareholders' equity of $2,336 was recorded to reflect an unrealized gain on securities available for sale.

     In May 1993, 5,007,024 shares of common stock held in treasury were retired. The retirement of the shares was recorded by reducing the common stock account ($200), additional capital ($53,917) and retained earnings ($128,933).



-------------------------------------------------------------------------------
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   ORGANIZATION AND BUSINESS

On May 6, 1993, Vornado, Inc. merged into Vornado Realty Trust, a Maryland real estate investment trust ("REIT"). Vornado Realty Trust was formed on March 29, 1993, as a wholly-owned subsidiary of Vornado, Inc., specifically for the purpose of the merger.

The Company is a fully-integrated REIT which owns, leases, develops, redevelops and manages retail and industrial properties primarily located in the Midatlantic and Northeast regions of the United States. In addition, the Company owns 29.3% of the common stock of Alexander's, Inc. which has nine properties in the greater New York metropolitan area.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of Vornado Realty Trust and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements are prepared in conformity with generally accepted accounting principles. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The financial statements for the applicable periods present the fleece apparel wholesaling business as a discontinued operation.

REAL ESTATE: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets estimated useful lives. Additions to real estate include interest expense capitalized during construction of $442,000 and $1,582,000 for the years ended December 31, 1995 and 1994.

The Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its properties into the foreseeable future on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the asset. This is in accordance with Financial Accounting Standards Board Statement No. 121 -

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121).

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

MARKETABLE SECURITIES: Marketable securities are carried at fair market value. The Company has classified debt and equity securities which it intends to hold for an indefinite period of time as securities available for sale and equity securities it intends to buy and sell on a short term basis as trading securities. Unrealized gains and losses are included in earnings for trading securities and as a component of shareholder's equity for securities available for sale. Realized gains or losses on the sale of securities are recorded based on average cost.

REVENUE RECOGNITION: Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases entered into after November 14, 1985 which provide for varying rents over the lease terms.

INCOME TAXES: The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to

-------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required. As a result of the Company's conversion to a REIT in 1993, the deferred tax balance at December 31, 1992 was reversed in 1993. The basis in the Company's assets and liabilities for both financial reporting purposes and tax purposes is approximately the same.

AMOUNTS PER SHARE: Amounts per share are computed based upon the weighted average number of shares outstanding during the year and the dilutive effect of stock options.


3. INVESTMENT IN AND ADVANCES TO ALEXANDER'S

In March 1995, the Company purchased all of the 1,353,468 shares of common stock of Alexander's then owned by Citibank, N.A. ("Citibank") representing 27.1% of the outstanding shares of common stock of Alexander's for $40.50 per share in cash or $56,615,000 (including $1,800,000 of costs incurred in the purchase). At December 31, 1994, the Company owned 113,100 shares of Alexander's common stock. The investment was carried at market value of $5,980,000 at December 31, 1994 (cost was $2,545,000). As a result of the acquisition, the Company owns 29.3% of the common stock of Alexander's and has changed its accounting for its investment in Alexander's to the equity method. This required a reduction of its investment by the unrealized gain recorded in shareholders' equity at December 31, 1994, of $3,435,000. Prior years' financial statements were not restated as a result of the change in accounting for the Company's investment in Alexander's due to it not being material. In accordance with purchase accounting, Vornado's investment in Alexander's in excess of carrying amounts has been allocated two-thirds to land and one-third to building. The building allocation in excess of Alexander's carrying amount is being depreciated over a 35 year period.

Also, in March 1995, the Company lent Alexander's $45 million, the subordinated tranche of a $75 million secured financing, the balance of which was funded by a bank. The Company's loan has a three-year term and bears interest at 16.43% per annum for the first two years and at a fixed rate for the third year of 992 basis points over the one-year Treasury bill rate. In addition, the Company received a loan origination fee of $1,500,000 from Alexander's to be amortized over the term of the loan.


Investment in and advances to Alexander's consists of:

--------------------------------------------------------------------------------------------------------
                                                             December 31, 1995         December 31, 1994
--------------------------------------------------------------------------------------------------------
   Common stock, net of $417,000 of accumulated
      depreciation of buildings (at fair value) in 1995           $ 58,693,000               $ 5,980,000
   Loan receivable                                                  45,000,000                         -
   Deferred loan origination income                                 (1,083,000)                        -
   Leasing fees and other receivables                                8,182,000                   526,000
   Equity in loss since March 2, 1995                               (1,972,000)                        -
   Deferred expenses                                                   866,000                   844,000
                                                                  ------------               -----------
                                                                  $109,686,000               $ 7,350,000
                                                                  ============               ===========
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
3. INVESTMENT IN AND ADVANCES TO ALEXANDER'S - CONTINUED
Below is a summarized Balance Sheet as at December 31, 1995 and Statement of Operations of Alexander's for the period from March 2, 1995 to December 31, 1995:

-----------------------------------------------------------------------------------
Balance Sheet:
      Assets:
         Real estate, net                                             $ 150,435,000
         Cash                                                             8,471,000
         Other assets                                                    39,635,000
                                                                      -------------
                                                                      $ 198,541,000
                                                                      =============
      Liabilities and Deficiency in Net Assets:
         Debt                                                         $ 182,883,000
         Other liabilities                                               34,794,000
         Deficiency in net assets                                       (19,136,000)
                                                                      -------------
                                                                      $ 198,541,000
                                                                      =============
-----------------------------------------------------------------------------------
Statement of Operations:
      Revenues                                                        $  11,734,000
      Expenses                                                            9,255,000
                                                                      -------------
      Operating income                                                    2,479,000
      Interest and debt expense                                         (11,330,000)
      Interest and other income                                           1,651,000
                                                                      -------------
      Loss from continuing operations before income tax benefit          (7,200,000)
      Reversal of deferred taxes                                            469,000
                                                                      -------------
      Loss from continuing operations                                 $  (6,731,000)
                                                                      =============

      Vornado's 29.3% equity in loss                                  $  (1,972,000)
                                                                      =============

The unaudited proforma information set forth below presents the condensed statement of income for Vornado for the years ended December 31, 1995 and 1994, as if on January 1, 1994, the investment in Alexander's and related agreements were consummated and 1,880,000 common shares of beneficial interest of Vornado were issued to partially fund the investment.

---------------------------------------------------------------------------------------------------------------
                                                                                     Proforma Year Ended
                                                                               --------------------------------
                                                                               December 31,        December 31,
                                                                                   1995                1994
---------------------------------------------------------------------------------------------------------------
Revenues                                                                       $108,578,000        $ 99,041,000
Expenses                                                                         49,759,000          47,681,000
                                                                               ------------        ------------
Operating income                                                                 58,819,000          51,360,000
Income/(loss) applicable to Alexander's:
      Equity in loss                                                             (2,483,000)         (1,582,000)
      Depreciation                                                                 (521,000)           (630,000)
      Interest income on loan                                                     7,894,000           7,894,000
Income from investment in and advances to Vornado Management Corp.                  788,000
Interest and dividend income                                                      4,818,000           4,480,000
Interest and debt expense                                                       (15,583,000)        (14,209,000)
Net gain on marketable securities                                                   294,000             643,000
                                                                               ------------        ------------

Net income                                                                     $ 54,026,000        $ 47,956,000
                                                                               ============        ============

Net income per share                                                                  $2.26               $2.02
                                                                                      =====               =====
---------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


3.    INVESTMENT IN AND ADVANCES TO ALEXANDER'S - CONTINUED

In March 1995, the Company and Alexander's entered into a three-year management and development agreement (the "Management Agreement"). The annual management fee payable to the Company by Alexander's is $3,000,000, plus 6% of development costs with a minimum guaranteed fee for the development portion of $1,650,000 in the first year and $750,000 in each of the second and third years. On July 6, 1995, the Company assigned this Management Agreement to Vornado Management Corp. Management fees subsequent to July 6, 1995 of $2,250,000 were received by Vornado Management Corp. (see Note 12).

The fee pursuant to the Management Agreement is in addition to the leasing fee the Company receives from Alexander's under the leasing agreement (the "Leasing Agreement") which has been in effect since 1992 and has been extended to be coterminous with the term of the Management Agreement. The Company recognized $1,448,000 of leasing fee income in 1995. The Leasing Agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term. Subject to the payment of rents by Alexander's tenants, the Company is due $7,868,000 at December 31, 1995. Such amount is receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. Two leases which the Company had previously negotiated on behalf of Alexander's for its Paramus property terminated in the second quarter of 1995 because governmental approvals to begin construction on a timely basis could not be obtained as a result of a pending condemnation, resulting in $2,424,000 of previously recorded leasing fees receivable and a corresponding credit (deferred leasing fee income) being reversed.

As of December 31, 1995, Interstate Properties owned 27.7% of the common shares of the Company and 27.1% of Alexander's common stock. Steven Roth is the Chairman of the Board and Chief Executive Officer of the Company, the managing general partner of Interstate Properties and the Chief Executive Officer, and a director of Alexander's. Effective March 2, 1995, for a three-year period, the Company and Interstate agreed not to own in excess of two-thirds of Alexander's common stock or to enter into certain other transactions with Alexander's, other than the transactions described above, without the consent of Alexander's independent directors.

--------------------------------------------------------------------------------

4.    MARKETABLE SECURITIES

      The aggregate cost and market value of securities held at December 31, 1995 and 1994 were as follows:

------------------------------------------------------------------------------------------------------

                                               December 31, 1995                 December 31, 1994
                                               -----------------                 -----------------
                                             Cost           Market             Cost          Market
------------------------------------------------------------------------------------------------------
Securities available for sale:
   U.S.treasury obligations               $56,065,000    $56,621,000       $66,327,000     $66,285,000
   Other equity and debt securities        10,802,000      8,884,000        19,215,000      18,158,000
------------------------------------------------------------------------------------------------------

                                           66,867,000     65,505,000        85,542,000      84,443,000

Trading securities - equity                 5,384,000      5,492,000         2,755,000       2,763,000
------------------------------------------------------------------------------------------------------


Total                                     $72,251,000    $70,997,000       $88,297,000     $87,206,000
------------------------------------------------------------------------------------------------------


Gross unrealized gains and losses at December 31, 1995 and 1994 were as follows:

---------------------------------------------------------------------------------------------------------

                                               December 31, 1995                  December 31, 1994
                                               -----------------                  -----------------
                                             Gains         (Losses)            Gains           (Losses)
---------------------------------------------------------------------------------------------------------
Securities available for sale:
   U.S.treasury obligations               $   556,000             --        $   149,000       $  (191,000)
   Other equity and debt securities            90,000    $(2,008,000)                --        (1,057,000)
---------------------------------------------------------------------------------------------------------

                                              646,000     (2,008,000)           149,000        (1,248,000)

Trading securities - equity                   108,000             --              8,000                --
---------------------------------------------------------------------------------------------------------


Total                                     $   754,000    $(2,008,000)       $   157,000       $(1,248,000)
---------------------------------------------------------------------------------------------------------

Of the U.S. treasury obligations at December 31, 1995, $40,604,000 (market value $40,781,000) matured in the first quarter of 1996, $4,993,000 (market value $5,064,000) matures in the fourth quarter of 1996 and $10,468,000 (market value $10,776,000) matures in the fourth quarter of 1997.

U.S. treasury obligations with a fair market value of $56,621,000 and $35,205,000 were held as collateral for amounts due for U.S. treasury obligations at December 31, 1995 and 1994. Amounts due for U.S. treasury obligations bear variable interest rates which averaged 6.08% and 4.36% for the years ended December 31, 1995 and 1994.

--------------------------------------------------------------------------------

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of cash and cash equivalents, due from officer, accounts receivable, amounts due for U.S. Treasury obligations, accounts payable, and accrued expenses are reflected in the balance sheet. The fair value of marketable securities is based on quoted market prices. At December 31, 1995 and 1994, the fair value of marketable securities was $70,997,000 and $87,206,000 compared to carrying value of $72,251,000 and $88,297,000 at their respective dates. The fair value of the loan receivable from Alexander's and the notes and mortgages payable have been estimated by discounting cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term. At December 31, 1995, the fair value of the loan receivable was estimated at $46,100,000 compared to a carrying value of $45,000,000. At December 31, 1995 and 1994, the fair value of notes and mortgages payable was estimated to be $233,900,000 and $205,496,000, compared to carrying value of $233,353,000 and $234,160,000 at their respective dates. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and 1994.


6. NOTES AND MORTGAGES PAYABLE

In November 1993, a private placement of $227,000,000 aggregate principal amount of secured notes due December 1, 2000 was completed by Vornado Finance Corp., a wholly-owned, special-purpose subsidiary of the Company. The 7-year notes bear a fixed rate of interest of 6.36% per annum. The net proceeds from the offering, together with working capital of Vornado Realty Trust, were used to prepay $327,132,000 of debt, including $313,539,000 under a blanket mortgage loan which bore interest at a rate of 9.36% per annum and was scheduled to mature in January 1994. As a result of the early extinguishment of debt, a fourth quarter extraordinary charge of $3,202,000, which primarily represented prepayment penalties, was recorded in 1993.

Notes and mortgages are summarized by range of interest rates as follows:

--------------------------------------------------------------------------------
Interest rate                                                   Principal amount
--------------------------------------------------------------------------------
             5.35%                                                  $  3,879,000
             6.36%                                                   227,000,000
             8.00%                                                     1,249,000
             8.25%                                                     1,225,000
--------------------------------------------------------------------------------


The net carrying value of property securing the notes and mortgages amounted to $172,306,000 at December 31, 1995. As at December 31, 1995, the maturities for the next five years are as follows:

--------------------------------------------------------------------------------
Year ending December 31:                                                  Amount
--------------------------------------------------------------------------------
             1996                                                   $    975,000
             1997                                                      1,046,000
             1998                                                        870,000
             1999                                                        535,000
             2000                                                    227,295,000
--------------------------------------------------------------------------------

On February 27, 1995, the Company entered into a three-year unsecured revolving credit facility with a bank providing for borrowings of up to $75,000,000. Borrowings bear annual interest, at the Company's election, at LIBOR plus 1.50% or the higher of the federal funds rate plus 1% or prime rate plus .50%. At December 31, 1995 the Company had no borrowings outstanding under the facility.

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

The changes in number of shares under option for the three years ended December 31, 1995 were as follows:

--------------------------------------------------------------------------------

                                                     Number of
                                                        shares      Option price
--------------------------------------------------------------------------------
Outstanding, December 31, 1992                         597,293      $9.87-$19.83
--------------------------------------------------------------------------------
Outstanding, December 31, 1992, adjusted *             672,812      $8.72-$19.83
   Granted *                                           281,379     $22.84-$37.94
   Exercised *                                        (334,923)     $8.72-$22.84
--------------------------------------------------------------------------------
Outstanding, December 31, 1993                         619,268      $8.72-$37.94
   Granted                                                  --                --
   Exercised                                           (51,019)     $8.72-$22.84
   Canceled                                            (10,681)    $22.84-$34.25
--------------------------------------------------------------------------------
Outstanding, December 31, 1994                         557,568      $8.72-$37.94
   Granted                                              75,000            $35.50
   Exercised                                           (92,628)     $8.72-$22.84
--------------------------------------------------------------------------------
OUTSTANDING, DECEMBER 31, 1995                         539,940     $11.71-$37.94
--------------------------------------------------------------------------------

   * Option prices and number of shares have been adjusted, as applicable, to reflect the impact of a $3.36 special dividend paid in June 1993, in accordance with the terms of the Plan.

--------------------------------------------------------------------------------
Shares available for future grant at December 31, 1995 were 1,252,816.
--------------------------------------------------------------------------------


                                                    DECEMBER 31,    December 31,
                                                            1995            1994
--------------------------------------------------------------------------------
Options exercisable                                      442,506         420,200
Price range                                        $11.71-$35.50    $8.72-$34.25
--------------------------------------------------------------------------------


In October 1995, the Financial Accounting Standards Board adopted Statement No. 123, "Accounting for Stock-Based Compensation". The statement is effective for fiscal years beginning after December 15, 1995. Pursuant to the new standard, companies are required to adopt the fair value method of accounting for employee stock-based transactions. The new standard requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, application of the "fair value" recognition provisions in the new statement. Beginning with the first quarter of 1996, the Company will disclose in a note to the financial statements pro forma net income and earnings per share based on the new method of accounting.

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

Pension expense includes the following components:


------------------------------------------------------------------------------------------------------------------
                                                                            YEAR             Year             Year
                                                                           ENDED            Ended            Ended
                                                                    ------------     ------------     ------------
                                                                    DECEMBER 31,     December 31,     December 31,
                                                                            1995             1994             1993
------------------------------------------------------------------------------------------------------------------
Service cost -- benefits earned during the period                      $  70,000        $  81,000        $  89,000
Interest cost on projected benefit obligation                            573,000          558,000          577,000
Actual return on assets                                                 (307,000)         130,000         (656,000)
Net amortization and deferral                                             66,000         (359,000)         436,000
------------------------------------------------------------------------------------------------------------------
   Net pension expense                                                 $ 402,000        $ 410,000        $ 446,000
------------------------------------------------------------------------------------------------------------------
Assumptions used in determining the net pension expense were:
------------------------------------------------------------------------------------------------------------------
Discount rate                                                              7-1/4%           8-1/2%           7-1/2%
Rate of increase in compensation levels                                    6-1/2%           6-1/2%           6-1/2%
Expected rate of return on assets                                              8%               8%               8%
------------------------------------------------------------------------------------------------------------------


The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:

---------------------------------------------------------------------------------------------

                                                                 DECEMBER 31,    December 31,
                                                                         1995            1994
---------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefit obligation                                      $ 7,652,000     $ 6,665,000
---------------------------------------------------------------------------------------------
   Accumulated benefit obligation                                 $ 7,717,000     $ 6,742,000
---------------------------------------------------------------------------------------------
   Projected benefit obligation                                   $ 8,066,000     $ 6,992,000
   Plan assets at fair value                                        3,494,000       3,219,000
---------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets               4,572,000       3,773,000
Unrecognized net obligations                                       (2,122,000)     (1,173,000)
Adjustment required to recognize minimum liability                  1,773,000         923,000
---------------------------------------------------------------------------------------------
Accrued pension costs                                             $ 4,223,000     $ 3,523,000
---------------------------------------------------------------------------------------------


Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

9.  LEASES

As lessor:

The Company leases properties to tenants. The lease terms range from less than five years for smaller tenant spaces to as much as thirty years for major tenants. Most of the leases provide for the payment of fixed base rentals payable monthly in advance, and for the payment by the lessee of additional rents based on a percentage of the tenants' sales as well as reimbursements of real estate taxes, insurance and maintenance. As of December 31, 1995, future base rental revenue under noncancellable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

--------------------------------------------------------------------------------

Year ending December 31:                                                  Amount
--------------------------------------------------------------------------------
   1996                                                             $ 81,994,000
   1997                                                               82,011,000
   1998                                                               80,011,000
   1999                                                               75,287,000
   2000                                                               69,943,000
   Thereafter                                                        563,754,000
--------------------------------------------------------------------------------

These amounts do not include rentals based on tenants' sales. These percentage rents approximated $959,000, $887,000 and $954,000 for the years ended December 31, 1995, 1994 and 1993. Bradlees, Inc. accounted for 21%, 19% and 18% of total property rentals for each of the three years ended December 31, 1995, respectively. In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company leases 21 locations to Bradlees of which 19 are fully guaranteed by Stop & Shop Companies, Inc. Further, Montgomery Ward & Co., Inc. remains liable on eight of such leases including the rent it was obligated to pay - approximately 70% of current rent. Bradlees has not affirmed any of these leases.


As lessee:

The Company is a tenant under leases for certain properties. These leases will expire principally during the next twenty years. Future minimum lease payments under operating leases at December 31, 1995, are as follows:

Year ending December 31:                                                  Amount
--------------------------------------------------------------------------------
   1996                                                             $  1,473,000
   1997                                                                1,118,000
   1998                                                                  940,000
   1999                                                                  864,000
   2000                                                                  699,000
   Thereafter                                                         26,519,000
--------------------------------------------------------------------------------

Rent expense was $1,395,000, $1,313,000, and $1,366,000 for the years ended December 31, 1995, 1994 and 1993.

--------------------------------------------------------------------------------


10. CONTINGENCIES

In order to comply with environmental laws and with relevant health-based standards, the Company has an active monitoring and maintenance program for asbestos-containing materials ("ACMs") on its properties. The Company's program to remove friable ACMs has been completed, except for one location. Pursuant to the lease for this location, it is the tenant's responsibility to remove such ACMs. The Company has received an estimate of $500,000 to remove such ACMs; if the Company has to make such expenditure, it will not have a material adverse effect on the Company's financial condition or results of operations.

The Company also has certain other existing and potential environmental liabilities with respect to compliance costs relating to underground storage tanks and cleanup costs relating to tanks at three Company sites at which preexisting contamination was found.

The Company believes that known and potential environmental liabilities will not have a material adverse effect on the Company's business, assets or results of operation. However, there can be no assurance that the identification of new areas of contamination, change in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to the Company.

At December 31, 1995, the Company had outstanding $900,000 of real estate related standby letters of credit which were drawn under a $5,000,000 unsecured line of credit with a bank bearing interest at prime.

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

--------------------------------------------------------------------------------

12.   VORNADO MANAGEMENT CORP.

On July 6, 1995, the Company assigned its Management Agreement with Alexander's (see Note 3) to Vornado Management Corp. ("VMC"), a newly formed New Jersey corporation. In exchange, the Company received 100% of the non-voting preferred stock of VMC which entitles it to 95% of the distributions by VMC to its shareholders. Steven Roth and Richard West, Trustees of the Company, own the common stock of VMC. In addition, the Company lent $5,000,000 to VMC for working capital purposes under a three year term loan bearing interest at the prime rate plus 2%. VMC is responsible for its pro-rata share of compensation and fringe benefits of common employees and 30% of other common expenses. This entity is not consolidated and the Company accounts for its investment in VMC on the equity method. Below is a summarized Statement of Operations of VMC for the period from July 6, 1995 to December 31, 1995:

Revenues:
      Management fees from
      Alexander's                                                   $ 2,250,000
Expenses:
      General and administrative                                     (1,130,000)
      Interest, net                                                    (115,000)
                                                                    -----------
Income before income taxes                                            1,005,000
Income taxes                                                            411,000
                                                                    -----------
      Net income                                                        594,000
Preferred dividends                                                    (565,000)
                                                                    -----------
Net income available to
      common shareholders                                           $    29,000
                                                                    ===========

Vornado's 95% equity in
      income                                                        $   565,000
                                                                    ===========


13.   OTHER RELATED PARTY TRANSACTIONS

At December 31, 1995, the loans due from Mr. Roth ($13,122,500) Mr. Rowan ($253,000) and Mr. Macnow ($227,000) in connection with their stock option exercises aggregated $13,602,500 ($5,185,000 of which is shown as a reduction in shareholders' equity). The loans bear interest at a rate equal to the broker call rate (7.50% at December 31, 1995) but not less than the minimum applicable federal rate provided under the Internal Revenue Code. Interest on the loan to Mr. Roth is payable quarterly. Mr. Roth's loan is due on December 29, 1997. The loans to Messrs. Rowan and Macnow are due March 31, 1996.

The Company currently manages and leases the six shopping centers of Interstate Properties pursuant to a Management Agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The Management Agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the Management Agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 1995, 1994 and 1993, $1,150,000, $894,000 and
$913,000 of management fees were earned by the Company pursuant to the Management Agreement.

--------------------------------------------------------------------------------


14.   SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summary represents the results of operations for each quarter in 1995 and 1994:

                                                                          Net
                                                          Net            Income
                                   Revenue               Income        Per Share
                                 -----------          -----------      ---------
1995
March 31                         $26,216,000          $11,837,000        $ .54
June 30                           27,056,000           13,185,000          .56
September 30                      26,630,000           13,567,000          .56
December 31                       28,816,000           14,419,000          .59

1994 *
March 31                         $23,027,000          $10,104,000        $ .46
June 30                           23,960,000           10,114,000          .46
September 30                      22,856,000           10,530,000          .48
December 31                       24,155,000           10,492,000          .48

* The total for the year ended December 31, 1994 differs from the sum of the quarters as a result of the weighting of the average number of shares outstanding and the dilutive effect of stock options.


15.  DIVIDEND DISTRIBUTIONS

Dividends are characterized for Federal income tax purposes as follows:

                                          1995            1994             1993*
                                         -----           -----            -----
Ordinary income                          100.0%           96.0%            83.7%
Return of capital
 (generally non-
  taxable)                                  --             4.0             16.3
                                         -----           -----            -----
   Total                                 100,0%          100.0%           100.0%
                                         =====           =====            =====

*  For shareholders who received all dividends distributed during 1993.


16. SUBSEQUENT EVENT

On January 11, 1996, the Company provided $17 million of debtor-in-possession financing to Rickel Home Centers, Inc. ("Rickel"), which is operating under Chapter 11 of the Bankruptcy Code. The loan is secured by 29 of Rickel's leasehold properties and has a term of one year plus two annual extensions, but is due not later than the date on which Rickel's plan of reorganization is confirmed. The loan earns interest at 13% per annum for the first year and at a fixed rate of LIBOR plus 7.50% for the extension periods. In addition, the Company received a loan origination fee of 2% or $340,000 and will receive an additional fee of 2% of the outstanding principal amount on each extension.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information relating to trustees of the Registrant will be contained in a definitive Proxy Statement involving the election of trustees which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1995, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears at page 10 of this Annual Report on Form 10-K.

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

                                                                         Pages in this
                                                                         Annual Report
                                                                         on Form 10-K
                                                                         -------------
       Independent Auditors' Report

               II - Valuation and Qualifying Accounts - years ended
                    December 31, 1995, 1994 and 1993                            43

              III - Real Estate and Accumulated Depreciation
                    as of December 31, 1995                                     44

                    Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

                    The consolidated financial statements of Alexander's, Inc. for the year ended December 31, 1995 are hereby incorporated by reference to
Item 14(a)1 of the Annual Report on Form 10-K of Alexander's, Inc.

               3. Exhibits. See the Exhibit Index at page 48 of this Annual Report on Form 10-K. The following exhibits listed on the
                    Exhibit Index are filed with this Annual Report on Form
                    10-K.

Exhibit No.
-----------
 11            Statement Re Computation of Per Share Earnings.

 12            Consolidated Ratios of Earnings to Fixed Charges and Combined
               Fixed Charges and Preferred Share Dividend Requirements

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

                                            VORNADO REALTY TRUST


                                            By: s/JOSEPH MACNOW
                                                ------------------------------
                                                Joseph Macnow, Vice President,
                                                    Chief Financial Officer

                                            Date:   March 25, 1996
                                                  ----------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                            Title                            Date
      ---------                            -----                            ----

By: s/STEVEN ROTH             Chairman of the Board of Trustees         March 25, 1996
---------------------------   (Principal Executive Officer)
    (Steven Roth)

By: s/JOSEPH MACNOW           Vice President-Chief Financial            March 25, 1996
---------------------------   Officer and Controller (Principal
    (Joseph Macnow)           Financial and Accounting Officer)

By: s/DAVID MANDELBAUM        Trustee                                   March 25, 1996
---------------------------
    (David Mandelbaum)


By: s/STANLEY SIMON           Trustee                                   March 25, 1996
---------------------------
    (Stanley Simon)


By: s/RONALD G. TARGAN        Trustee                                   March 25, 1996
---------------------------
    (Ronald G. Targan)


By: s/RUSSELL B. WIGHT, JR.   Trustee                                   March 25, 1996
---------------------------
    (Russell B. Wight, Jr.)


By: s/RICHARD R. WEST         Trustee                                   March 25, 1996
---------------------------
    (Richard R. West)

                              VORNADO REALTY TRUST

                                AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS



---------------------------------------------------------------------------------------------------------------------------

               Column A                    Column B        Column C                         Column D               Column E

---------------------------------------------------------------------------------------------------------------------------

(amounts in thousands)
                                            Balance        Additions                     Deductions                 Balance
                                          at beginning  charged against   ------------------------------------       at end
             Description                    of year       operations           Description              Amount      of year
             -----------                  ------------  ---------------   ----------------------       -------      -------
YEAR ENDED DECEMBER 31, 1995:
    Deducted from accounts receivable,                                    Uncollectible accounts
     allowance for doubtful accounts       $   457        $   613           written-off                $   492      $   578
                                           =======        =======                                      =======      =======

YEAR ENDED DECEMBER 31, 1994:
    Deducted from accounts receivable,                                    Uncollectible accounts
     allowance for doubtful accounts       $   402        $   385          written-off                 $   330      $   457
                                           =======        =======                                      =======      =======

YEAR ENDED DECEMBER 31, 1993:
    Deducted from accounts receivable                                     Uncollectible accounts
     allowance for doubtful accounts       $   337        $   432          written-off                 $   367      $   402
                                           =======        =======                                      =======      =======

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                             (amounts in thousands)

---------------------------------------------------------------------------------------------------
       COLUMN A                       COLUMN B                COLUMN C                 COLUMN D
---------------------------------------------------------------------------------------------------
                                                    Initial cost to company (1)          Costs
                                                    ---------------------------       capitalized
                                                                  Buildings and        subsequent
     Description                    Encumbrances      Land        improvements       to acquisition
-------------------------------     ------------    -------       -------------      --------------
Shopping Centers
   New Jersey
      Atlantic City                  $  2,135 *     $   358         $  2,143          $    612
      Bordentown                        3,276 *         498            3,176             1,175
      Bricktown                         9,919 *         929            2,175             9,183
      Cherry Hill                       9,706 *         915            3,926             3,321
      Delran                            2,848 *         756            3,184             1,937
      Dover                             3,635 *         224            2,330             2,180
      East Brunswick                    8,205 *         172            3,236             3,232
      East Hanover                     11,066 *         376            3,063             3,272
      Hackensack                       -                536            3,293             7,037
      Jersey City                      10,381 *         652            2,962             1,811
      Kearny (4)                       -                279            4,429            (1,362)
      Lawnside                          5,708 *         851            2,222             1,181
      Lodi                              2,420 *         245            2,315               957
      Manalapan                         6,397 *         725            2,447             4,970
      Marlton                           5,398 *       1,514            4,671               808
      Middletown                        7,761 *         283            1,508             4,019
      Morris Plains                     6,600 *       1,254            3,140             3,402
      North Bergen (4)                 -                510            3,390              (955)
      North Plainfield                  3,879           500           13,340               335
      Totowa                           15,646 *       1,097            5,359            11,457
      Turnersville                      2,116 *         900            2,132                75
      Union                            15,975 *       1,014            4,527             1,902
      Vineland                          2,358 *         290            1,594             1,258
      Watchung (4)                     -                451            2,347             6,674
      Woodbridge                        8,792 *         190            3,047               552
                                      -------        ------           ------            ------
         Total New Jersey             144,221        15,519           85,956            69,033
                                      -------        ------           ------            ------

   New York
      14th Street and Union
           Square, Manhattan           -             12,566            4,044             3,457
      Albany (Menands)                 -                460            1,677             2,683
      Buffalo (Amherst)                 4,863 *         402            2,019             1,842
      Freeport                          8,021 *       1,231            3,273             2,827
      New Hyde Park                     2,043 *       -               -                    122
      North Syracuse                   -              -               -                     23
      Rochester (Henrietta)             2,203 *       -                2,124             1,181
      Rochester                         2,832 *         443            2,870               655
                                      -------        ------           ------            ------
         Total New York                19,962        15,102           16,007            12,790
                                      -------        ------           ------            ------

----------------------------------------------------------------------------------------------------------------------------
       COLUMN A                                        COLUMN E                             COLUMN F           COLUMN G
----------------------------------------------------------------------------------------------------------------------------
                                    Gross amount at which carried at close of period
                                    -------------------------------------------------      Accumulated
                                                      Buildings and                        depreciation         Date of
     Description                      Land            improvements          Total (2)    and amortization   construction (3)
-------------------------------     -------           -------------         ---------    ----------------   ----------------
Shopping Centers
   New Jersey
      Atlantic City                 $   358             $  2,755            $  3,113        $  1,746             1965
      Bordentown                        713                4,136               4,849           3,338             1958
      Bricktown                         929               11,358              12,287           3,591             1968
      Cherry Hill                       915                7,247               8,162           4,267             1964
      Delran                            756                5,121               5,877           2,418             1972
      Dover                             205                4,529               4,734           2,402             1964
      East Brunswick                    172                6,468               6,640           4,295             1957
      East Hanover                      477                6,234               6,711           3,623             1962
      Hackensack                        536               10,330              10,866           3,458             1963
      Jersey City                       652                4,773               5,425           3,122             1965
      Kearny (4)                        290                3,056               3,346             822             1938
      Lawnside                          741                3,513               4,254           1,783             1969
      Lodi                              245                3,272               3,517           2,014             1955
      Manalapan                         725                7,417               8,142           2,909             1971
      Marlton                         1,611                5,382               6,993           3,441             1973
      Middletown                        283                5,527               5,810           2,207             1963
      Morris Plains                   1,214                6,582               7,796           3,372             1961
      North Bergen (4)                2,309                  636               2,945              36             1993
      North Plainfield                  500               13,675              14,175           3,003             1955
      Totowa                          1,097               16,816              17,913           4,592             1957
      Turnersville                      900                2,207               3,107           1,563             1974
      Union                           1,014                6,429               7,443           4,371             1962
      Vineland                          290                2,852               3,142           1,514             1966
      Watchung (4)                    4,200                5,272               9,472             223             1994
      Woodbridge                        220                3,569               3,789           2,595             1959
                                     ------              -------             -------          ------
         Total New Jersey            21,352              149,156             170,508          66,705
                                     ------              -------             -------          ------

   New York
      14th Street and Union
           Square, Manhattan         12,581                7,486              20,067             221             1965
      Albany (Menands)                  460                4,360               4,820           1,619             1965
      Buffalo (Amherst)                 636                3,627               4,263           2,141             1968
      Freeport                        1,231                6,100               7,331           2,233             1981
      New Hyde Park                    -                     122                 122             122             1970
      North Syracuse                   -                      23                  23              22             1967
      Rochester (Henrietta)            -                   3,305               3,305           1,806             1971
      Rochester                         443                3,525               3,968           2,140             1966
                                     ------              -------             -------          ------
         Total New York              15,351               28,548              43,899          10,304
                                     ------              -------             -------          ------

------------------------------------------------------------------------
       COLUMN A                        COLUMN H         COLUMN I
------------------------------------------------------------------------
                                                      Life on which
                                                  depreciation in latest
                                         Date        income statement
     Description                       acquired        is computed
-------------------------------        --------   ----------------------
Shopping Centers
   New Jersey
      Atlantic City                      1965         14 - 40 Years
      Bordentown                         1958         10 - 40 Years
      Bricktown                          1968         27 - 40 Years
      Cherry Hill                        1964         15 - 40 Years
      Delran                             1972         20 - 40 Years
      Dover                              1964         16 - 40 Years
      East Brunswick                     1957         13 - 33 Years
      East Hanover                       1962         16 - 40 Years
      Hackensack                         1963         17 - 40 Years
      Jersey City                        1965         19 - 40 Years
      Kearny (4)                         1959         28 - 40 Years
      Lawnside                           1969         19 - 40 Years
      Lodi                               1975         11 - 27 Years
      Manalapan                          1971         18 - 40 Years
      Marlton                            1973         21 - 40 Years
      Middletown                         1963         27 - 40 Years
      Morris Plains                      1985         14 - 19 Years
      North Bergen (4)                   1959            30 Years
      North Plainfield                   1989         26 - 30 Years
      Totowa                             1957         22 - 40 Years
      Turnersville                       1974         23 - 40 Years
      Union                              1962         10 - 40 Years
      Vineland                           1966         22 - 40 Years
      Watchung (4)                       1959            30 Years
      Woodbridge                         1959         11 - 40 Years

         Total New Jersey


   New York
      14th Street and Union
           Square, Manhattan             1993            40 Years
      Albany (Menands)                   1965         27 - 40 Years
      Buffalo (Amherst)                  1968         14 - 40 Years
      Freeport                           1981         19 - 40 Years
      New Hyde Park                      1976          6 - 7 Years
      North Syracuse                     1976         11 - 12 Years
      Rochester (Henrietta)              1971         22 - 40 Years
      Rochester                          1966         15 - 40 Years

         Total New York


                             ----- CONTINUED -----

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                             (amounts in thousands)

---------------------------------------------------------------------------------------------------
       COLUMN A                       COLUMN B                COLUMN C                 COLUMN D
---------------------------------------------------------------------------------------------------

                                                    Initial cost to company (1)          Costs
                                                    ---------------------------       capitalized
                                                                  Buildings and        subsequent
     Description                    Encumbrances      Land        improvements       to acquisition
-------------------------------     ------------    -------       -------------      --------------
   Pennsylvania
      Allentown                        7,696 *          70            3,446                9,138
      Bensalem                         3,967 *       1,198            3,717                1,582
      Bethlehem                       -                278            1,806                3,318
      Broomall                         3,260 *         734            1,675                1,122
      Glenolden                        4,245 *         850            1,295                  712
      Lancaster                        2,312 *         606            2,312                2,483
      Levittown                        2,283 *         193            1,231                  155
      10th and Market
           Streets, Philadelphia      -                933            3,230                3,688
      Upper Moreland                   3,517 *         683            2,497                  128
      York                             1,463 *         421            1,700                1,239
                                     -------        ------          -------              -------
         Total Pennsylvania           28,743         5,966           22,909               23,565
                                     -------        ------          -------              -------
   Maryland
      Baltimore (Belair Rd.)          -                785            1,333                2,985
      Baltimore (Towson)               5,779 *         581            2,756                  501
      Baltimore (Dundalk)              4,084 *         667            1,710                2,923
      Glen Burnie                      2,299 *         462            1,741                  526
      Hagerstown                      -                168            1,453                  988
                                     -------        ------          -------              -------
         Total Maryland               12,162         2,663            8,993                7,923
                                     -------        ------          -------              -------
   Connecticut
      Newington                        3,042 *         502            1,581                  547
      Waterbury                        3,889 *       -                2,103                1,345
                                     -------        ------          -------              -------
         Total Connecticut             6,931           502            3,684                1,892
                                     -------        ------          -------              -------
   Massachusetts
      Chicopee                         1,999 *         510            2,031                  373
      Springfield (4)                 -                505            1,657                  805
                                     -------        ------          -------              -------
         Total Massachusetts           1,999         1,015            3,688                1,178
                                     -------        ------          -------              -------
   Texas
      Dallas
      Lewisville                         764 *       2,433            2,271                  682
      Mesquite                         3,445 *       3,414            4,704                1,134
      Skillman                         1,987 *       3,714            6,891                  991
                                     -------        ------          -------              -------
         Total Texas                   6,196         9,561           13,866                2,807
                                     -------        ------          -------              -------
Total Shopping Centers               220,214        50,328          155,103              119,188
                                     -------        ------          -------              -------

-------------------------------------------------------------------------------------------------------------------------------
       COLUMN A                                           COLUMN E                             COLUMN F           COLUMN G
-------------------------------------------------------------------------------------------------------------------------------

                                       Gross amount at which carried at close of period
                                       -------------------------------------------------      Accumulated
                                                         Buildings and                        depreciation         Date of
     Description                         Land            improvements          Total (2)    and amortization   construction (3)
-------------------------------        -------           -------------         ---------    ----------------   ----------------
   Pennsylvania
      Allentown                           334                 12,320              12,654           3,625             1957
      Bensalem                          1,198                  5,299               6,497           3,131             1972
      Bethlehem                           278                  5,124               5,402           2,455             1966
      Broomall                            850                  2,681               3,531           1,728             1966
      Glenolden                           850                  2,007               2,857             897             1975
      Lancaster                           606                  4,795               5,401           2,449             1966
      Levittown                           193                  1,386               1,579           1,036             1964
      10th and Market
           Streets, Philadelphia          933                  6,918               7,851              57             1977
      Upper Moreland                      683                  2,625               3,308           1,788             1974
      York                                421                  2,939               3,360           1,483             1970
                                       ------                -------             -------         -------
         Total Pennsylvania             6,346                 46,094              52,440          18,649
                                       ------                -------             -------         -------
   Maryland
      Baltimore (Belair Rd.)              785                  4,318               5,103           2,608             1962
      Baltimore (Towson)                  581                  3,257               3,838           1,844             1968
      Baltimore (Dundalk)                 667                  4,633               5,300           2,106             1966
      Glen Burnie                         462                  2,267               2,729           1,689             1958
      Hagerstown                          168                  2,441               2,609           1,176             1966
                                       ------                -------             -------         -------
         Total Maryland                 2,663                 16,916              19,579           9,423
                                       ------                -------             -------         -------
   Connecticut
      Newington                           502                  2,128               2,630           1,371             1965
      Waterbury                           667                  2,781               3,448           1,610             1969
                                       ------                -------             -------         -------
         Total Connecticut              1,169                  4,909               6,078           2,981
                                       ------                -------             -------         -------
   Massachusetts
      Chicopee                            510                  2,404               2,914           1,647             1969
      Springfield (4)                   2,586                    381               2,967              35             1993
                                       ------                -------             -------         -------
         Total Massachusetts            3,096                  2,785               5,881           1,682
                                       ------                -------             -------         -------
   Texas
      Dallas
      Lewisville                        2,469                  2,917               5,386             522             1989
      Mesquite                          3,414                  5,838               9,252           1,047             1988
      Skillman                          3,714                  7,882              11,596           1,363             1988
                                       ------                -------             -------         -------
         Total Texas                    9,597                 16,637              26,234           2,932
                                       ------                -------             -------         -------
Total Shopping Centers                 59,574                265,045             324,619         112,676
                                       ------                -------             -------         -------

-------------------------------------------------------------------------
       COLUMN A                         COLUMN H         COLUMN I
-------------------------------------------------------------------------

                                                       Life on which
                                                   depreciation in latest
                                          Date        income statement
     Description                        acquired        is computed
-------------------------------         --------   ----------------------
   Pennsylvania
      Allentown                           1957          24 - 42 Years
      Bensalem                            1972          20 - 40 Years
      Bethlehem                           1966          13 - 40 Years
      Broomall                            1966          13 - 40 Years
      Glenolden                           1975          23 - 40 Years
      Lancaster                           1966          14 - 40 Years
      Levittown                           1964          14 - 40 Years
      10th and Market
           Streets, Philadelphia          1994
      Upper Moreland                      1974          22 - 40 Years
      York                                1970          19 - 40 Years

         Total Pennsylvania

   Maryland
      Baltimore (Belair Rd.)              1962          26 - 33 Years
      Baltimore (Towson)                  1968          19 - 40 Years
      Baltimore (Dundalk)                 1966          16 - 40 Years
      Glen Burnie                         1958          22 - 33 Years
      Hagerstown                          1966          13 - 40 Years

         Total Maryland

   Connecticut
      Newington                           1965          15 - 40 Years
      Waterbury                           1969          23 - 40 Years

         Total Connecticut

   Massachusetts
      Chicopee                            1969          20 - 40 Years
      Springfield (4)                     1966             30 Years

         Total Massachusetts

   Texas
      Dallas
      Lewisville                          1990          28 - 30 Years
      Mesquite                            1990          28 - 30 Years
      Skillman                            1990          27 - 30 Years

         Total Texas

Total Shopping Centers


                               --- CONTINUED ---

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                             (amounts in thousands)

---------------------------------------------------------------------------------------------------
       COLUMN A                       COLUMN B                COLUMN C                 COLUMN D
---------------------------------------------------------------------------------------------------

                                                    Initial cost to company (1)          Costs
                                                    ---------------------------       capitalized
                                                                  Buildings and        subsequent
     Description                    Encumbrances      Land        improvements       to acquisition
-------------------------------     ------------    -------       -------------      --------------

Warehouse/Industrial
   New Jersey
      East Brunswick                                    147             4,772              2,834
      East Hanover                       8,210 *        576             7,752              6,499
      Edison                             2,455 *        705             2,839              1,245
      Garfield                           1,249           96             8,068              3,658
                                      --------      -------          --------           --------
         Total Warehouse/
            Industrial                  11,914        1,524            23,431             14,236
                                      --------      -------          --------           --------
Other Properties
   New Jersey
      Paramus                            1,225                          8,345              2,028
      Montclair                         -                66               470                329
      Rahway                            -                                                     25
                                      --------      -------          --------           --------
         Total Other
            Properties                   1,225           66             8,815              2,382
                                      --------      -------          --------           --------
Leasehold Improvements
   and Equipment


TOTAL - DECEMBER 31, 1995             $233,353      $51,918          $187,349           $135,806
                                      ========      =======          ========           ========

-----------------------------------------------------------------------------------------------------------------------------
       COLUMN A                                         COLUMN E                             COLUMN F           COLUMN G
-----------------------------------------------------------------------------------------------------------------------------

                                     Gross amount at which carried at close of period
                                     -------------------------------------------------      Accumulated
                                                       Buildings and                        depreciation         Date of
     Description                       Land            improvements          Total (2)    and amortization   construction (3)
-------------------------------      -------           -------------         ---------    ----------------   ----------------

Warehouse/Industrial
   New Jersey
      East Brunswick                     147                7,606                7,753            3,402             1972
      East Hanover                       691               14,136               14,827            7,483          1963 - 1967
      Edison                             704                4,085                4,789            1,655             1954
      Garfield                            96               11,726               11,822            7,619             1942
                                     -------             --------             --------         --------
         Total Warehouse/
            Industrial                 1,638               37,553               39,191           20,159
                                     -------             --------             --------         --------
Other Properties
   New Jersey
      Paramus                           -                  10,373               10,373            2,096             1967
      Montclair                           66                  799                  865              472             1972
      Rahway                            -                      25                   25               21             1972
                                     -------             --------             --------         --------
         Total Other
            Properties                    66               11,197               11,263            2,589
                                     -------             --------             --------         --------
Leasehold Improvements
   and Equipment                                            7,403                7,403            4,071
                                                         --------             --------         --------


TOTAL - DECEMBER 31, 1995            $61,278             $321,198             $382,476         $139,495
                                     =======             ========             ========         ========

-----------------------------------------------------------------------
       COLUMN A                       COLUMN H         COLUMN I
-----------------------------------------------------------------------

                                                     Life on which
                                                 depreciation in latest
                                        Date        income statement
     Description                      acquired        is computed
-------------------------------       --------   ----------------------

Warehouse/Industrial
   New Jersey
      East Brunswick                     1972         19 - 40 Years
      East Hanover                       1963          5 - 40 Years
      Edison                             1982         17 - 25 Years
      Garfield                           1959         17 - 33 Years

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

         Total Other
            Properties

Leasehold Improvements
   and Equipment                                       3 - 20 Years


TOTAL - DECEMBER 31, 1995

 * These encumbrances are cross collateralized under a blanket mortgage in the amount of $227,000,000 at December 31, 1995.

Notes:

   1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date
      - see Column H.

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

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)


The following is a reconciliation of real estate assets and accumulated depreciation:

                                                         Year Ended              Year Ended            Year Ended
                                                      December 31, 1995       December 31, 1994     December 31, 1993
                                                      -----------------       -----------------     -----------------
Real Estate
   Balance at beginning of period                          $365,832               $340,415               $314,651
   Additions during the period:
       Land                                                     161                    989                 15,191
       Buildings & improvements                              16,635                 24,428                 14,332
                                                           --------               --------               --------
                                                            382,628                365,832                344,174
   Less:   Cost of assets written-off                           152                   -                     3,759
                                                           --------               --------               --------
   Balance at end of period                                $382,476               $365,832               $340,415
                                                           ========               ========               ========

Accumulated Depreciation
   Balance at beginning of period                          $128,705               $118,742               $111,142
   Additions charged to operating expenses                   10,790                  9,963                  9,392
                                                           --------               --------               --------
                                                            139,495                128,705                120,534
   Less:   Accumulated depreciation on assets
              written-off                                       -                     -                     1,792
                                                           --------               --------               --------
   Balance at end of period                                $139,495               $128,705               $118,742
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

   (b)          By-laws of Vornado dated March 10, 1994 - Incorporated by                             *
                reference from Annual Report on Form 10-K for the year
                ended December 31, 1993, filed March 24, 1994.

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



--------------------
*  Incorporated by reference
** Management contract or compensatory plan

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

  (f) 2        Amendment to Real Estate Retention Agreement dated                                    *
               February 6, 1995 - Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, filed
               March 23, 1995.

  (f) 3        Stipulation between Keen Realty Consultants Inc. and Vornado Realty                   *
               Trust re:  Alexander's Retention Agreement - Incorporated by
               reference from Annual Report on Form 10-K for the year ended
               December 31, 1993, filed March 24, 1994.



--------------------
*  Incorporated by reference
** Management contract or compensatory plan

10(f) 4        Stock Purchase Agreement, dated February 6, 1995, among Vornado                       *
               Realty Trust and Citibank, N.A. - Incorporated by reference from
               Current Report on Form 8-K dated February 6, 1995, filed
               February 21, 1995.

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

  (f) 7        Credit Agreement, dated as of March 15, 1995, among Alexander's, Inc.,                *
               as borrower, and Vornado Lending Corp., as lender - Incorporated by reference from Annual Report on Form 10-K for the year ended
               December 31, 1994, filed March 23, 1995

  (f) 8        Subordination and Intercreditor Agreement, dated as of March 15, 1995                 *
               among Vornado Lending Corp., Vornado Realty Trust and First Fidelity
               Bank, National Association - Incorporated by reference from Annual
               Report on Form 10-K for the year ended December 31 1994, filed
               March 23, 1995.

  (f) 9        Revolving Credit Agreement dated as of February 27, 1995 among                        *
               Vornado Realty Trust, as borrower, and Union Bank of Switzerland, as Bank and Administrative Agent - Incorporated by reference from Annual
               Report on Form 10-K for the year ended December 31, 1994, filed
               March 23, 1995.

11             Statement Re Computation of Per Share Earnings.                                       51

12             Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed
               Charges and Preferred Share Dividend Requirements                                     52

13             Not applicable.

16             Not applicable.

18             Not applicable.

19             Not applicable.

21             Subsidiaries of the Registrant.                                                       53

22             Not applicable.

23             Consent of independent auditors to incorporation by reference.                        55

25             Not applicable.

27             Financial Data Schedule.                                                              56

29             Not applicable.



--------------------
* Incorporated by reference