Form 10-Q
period 1996-03-31
VORNADO REALTY TRUST
filed 1996-05-13
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 16


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q



/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                MARCH 31, 1996
                               -------------------------------------------------

                                       or

/  /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------

Commission File Number:   1-11954


                              VORNADO REALTY TRUST
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   MARYLAND                                    22-1657560
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                          Identification Number)


PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                    07663
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

                               /X/ Yes    / / No


      As of May 3, 1996 there were 24,285,038 common shares outstanding.

                             VORNADO REALTY TRUST


                                       INDEX

                                                                                                                Page Number
                                                                                                                -----------
PART I.          FINANCIAL INFORMATION:

          Item 1.       Financial Statements:

                        Consolidated Balance Sheets as of March 31, 1996
                        and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

                        Consolidated Statements of Income for the Three Months
                        Ended March 31, 1996 and March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . .       4

                        Consolidated Statements of Cash Flows for the Three Months
                        Ended March 31, 1996 and March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . .       5

                        Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .       6

          Item 2.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . .      10



PART II.  OTHER INFORMATION:



          Item 6.       Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

Signatures              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Exhibit Index           . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Exhibit 11              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

Exhibit 27              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

PART I.  FINANCIAL INFORMATION

                             VORNADO REALTY TRUST

                         CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                          MARCH 31, DECEMBER 31,                                            MARCH 31,  DECEMBER 31,
                                            1996       1995                                                    1996        1995
                                          --------- ------------                                            ---------  ------------
ASSETS:                                                         LIABILITIES AND SHAREHOLDERS' EQUITY:

Real estate, at cost:                                           Notes and mortgages payable                   $233,178   $233,353
  Land                                    $  61,278  $  61,278  Due for U.S. treasury obligations               13,839     43,875
  Buildings and improvements                315,348    314,265  Amounts due under revolving credit facility     10,000        -
  Leasehold improvements and equipment        7,349      6,933  Accounts payable and accrued expenses            6,926      6,545
                                          ---------  ---------  Deferred leasing fee income                      7,122      8,888
      Total                                 383,975    382,476  Other liabilities                                4,594      4,561
  Less accumulated depreciation and                                                                           --------    -------
    amortization                           (142,328)  (139,495)             Total liabilities                  275,659    297,222
                                          ---------  ---------                                                --------    -------
  Real estate, net                          241,647    242,981
                                                                Commitments and contingencies
                                                                Shareholders' equity:
                                                                  Preferred shares of beneficial interest:
Cash and cash equivalents, including U.S.                          no par value per share;
  government obligations under repurchase                          authorized, 1,000,000 shares;
  agreements of $16,465 and $12,575          25,672     19,127     issued, none
Marketable securities                        29,356     70,997    Common shares of beneficial interest:
Investment in and advances to                                       $.04 par value per share;
  Alexander's, Inc.                         106,972    109,686      authorized, 50,000,000 shares; issued,
Investment in and advances to Vornado                               24,285,038 and 24,246,913
  Management Corp.                            5,045      5,074      shares in each period                          971        970
Due from officer                              8,418      8,418    Additional capital                           279,906    279,231
Accounts receivable, net of allowance for                         Accumulated deficit                          (78,271)   (79,380)
  doubtful accounts of $587 and $578          8,847      7,086                                                --------    -------
Mortgage note receivable                     17,000        -                                                   202,606    200,821
Receivable arising from the                                       Unrealized loss on securities
  straight-lining of rents                   15,018     14,376      available for sale                          (1,338)    (1,362)
Other assets                                 13,767     13,751    Due from officers for purchase of common
                                          ---------  ---------      shares of beneficial interest               (5,185)    (5,185)
                                                                                                              --------    -------
                                                                          Total shareholders' equity           196,083    194,274
                                                                                                              --------    -------
                                                                TOTAL LIABILITIES AND
TOTAL ASSETS                               $471,742   $491,496      SHAREHOLDERS' EQUITY                      $471,742   $491,496
                                           ========   ========                                                ========   ========

                See notes to consolidated financial statements.

                             VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except share amounts)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                 -----------------------------------
                                                                                 MARCH 31,                 MARCH 31,
                                                                                   1996                       1995
                                                                                 ---------                 ---------
Revenues:
     Property rentals                                                              $ 21,337                $ 18,972
     Expense reimbursements                                                           6,881                   5,539
     Other income (including fee income from
       related parties of $392 and $1,630)                                              392                   1,705
                                                                                   --------                --------
Total revenues                                                                       28,610                  26,216
                                                                                   --------                --------

Expenses:
     Operating                                                                        8,914                   7,560
     Depreciation and amortization                                                    2,835                   2,566
     General and administrative                                                       1,189                   1,703
                                                                                   --------                --------
Total expenses                                                                       12,938                  11,829
                                                                                   --------                --------

Operating income                                                                     15,672                  14,387

Income/(loss) applicable to Alexander's:
     Equity in loss                                                                    (136)                   (141)
     Depreciation                                                                      (157)                    (52)
     Interest income on loan                                                          1,802                     392
Income from investment in and
     advances to Vornado Management Corp.                                             1,141                      -
Interest income on mortgage note receivable                                             594                      -
Interest and dividend income                                                            871                   1,578
Interest and debt expense                                                            (4,223)                 (4,185)
Net gain/(loss) on marketable securities                                                358                    (142)
                                                                                   --------                --------

NET INCOME                                                                         $ 15,922                $ 11,837
                                                                                   ========                ========

Net Income Per Share                                                                  $ .65                   $ .54
                                                                                      =====                   =====

Weighted average number of common
  shares and common share equivalents
  outstanding during period                                                      24,464,478              21,865,515
                                                                                 ==========              ==========

Dividends per share                                                                   $ .61                   $ .56
                                                                                      =====                   =====





                See notes to consolidated financial statements.

                             VORNADO REALTY TRUST

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                 ---------------------------------
                                                                                 MARCH 31,               MARCH 31,
                                                                                   1996                     1995
                                                                                 ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $ 15,922                  $ 11,837
    Adjustments to reconcile net income to net
       cash provided by operations:
           Depreciation and amortization
            (including debt issuance costs)                                        3,090                     2,801
           Straight-lining of rental income                                         (642)                     (495)
           Equity in loss of Alexander's, including
            depreciation of $157 and $52                                             293                       193
           Net (gain)/loss on marketable securities                                 (358)                      142
    Changes in assets and liabilities:
       Trading securities                                                            831                        19
       Accounts receivable                                                        (1,761)                     (255)
       Accounts payable and accrued expenses                                         381                     2,991
       Other                                                                         446                    (1,193)
                                                                                --------                  --------
Net cash provided by operating activities                                         18,202                    16,040
                                                                                --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in mortgage note receivable                                       (17,000)                      -
    Additions to real estate                                                      (1,501)                   (4,377)
    Investment in and advances to Alexander's                                        -                    (100,105)
    Proceeds from sale or maturity of securities
       available for sale                                                         41,192                    12,073
                                                                                --------                  --------
Net cash provided by (used in) investing activities                               22,691                   (92,409)
                                                                                --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of borrowings on U.S. treasury obligations                         (40,036)                       -
    Proceeds from borrowings on U.S. treasury obligations                         10,000                    21,892
    Proceeds from borrowings                                                      10,000                    60,000
    Payments on borrowings                                                          (175)                     (197)
    Dividends paid                                                               (14,813)                  (12,152)
    Exercise of stock options                                                        676                       943
                                                                                --------                  --------
Net cash (used in) provided by financing activities                              (34,348)                   70,486
                                                                                --------                  --------

Net increase (decrease) in cash and cash equivalents                               6,545                    (5,883)
Cash and cash equivalents at beginning of period                                  19,127                    23,559
                                                                                --------                  --------

Cash and cash equivalents at end of period                                      $ 25,672                  $ 17,676
                                                                                ========                  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest                                                  $  3,968                  $  3,578
                                                                                ========                  ========

NON-CASH TRANSACTIONS:
    Unrealized gain/(loss) on securities available for sale                     $     24                  $ (2,803)*
                                                                                ========                  ========

        * Reflects a reduction of $3,435 to the Company's investment in Alexander's as a result of the change from fair value to the equity method of accounting.

                See notes to consolidated financial statements.

                             VORNADO REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet as of March 31, 1996, the consolidated statements of income for the three months ended March 31, 1996 and March 31, 1995 and the consolidated statements of changes in cash flows for the three months ended March 31, 1996 and March 31, 1995 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1996 and March 31, 1995 have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

2.    INVESTMENTS IN AND ADVANCES TO ALEXANDER'S (A RELATED PARTY):

      Below are summarized Statements of Operations of Alexander's:

                                                                            Three Months                   Period from
                                                                               Ended                    March 2, 1995 to
                                                                           March 31, 1996                March 31, 1995
                                                                           --------------               ----------------
                 Statement of Operations:
                      Revenues                                                $ 4,405,000                    $ 1,141,000
                      Expenses                                                  2,172,000                      1,210,000
                                                                              -----------                    -----------
                      Operating income/(loss)                                   2,233,000                        (69,000)
                      Interest and debt expense                                (3,317,000)                      (913,000)
                      Interest and other income                                   622,000                         32,000
                                                                              -----------                    -----------
                      Loss from continuing operations
                        before income tax benefit                                (462,000)                      (950,000)
                      Reversal of deferred taxes                                        -                        469,000
                      Net Loss                                                $  (462,000)                   $  (481,000)
                                                                              ===========                    ===========

                 Vornado's 29.3% equity in loss                               $  (136,000)                   $  (141,000)
                                                                              ===========                    ===========

                             VORNADO REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    INVESTMENT IN AND ADVANCES TO ALEXANDER'S (A RELATED PARTY) - CONTINUED

      The unaudited proforma information set forth below presents the condensed statement of income for Vornado for the three months ended March 31, 1995, as if on January 1, 1994, the investment in Alexander's and related agreements were consummated and 1,880,000 common shares of beneficial interest of Vornado were issued to partially fund the investment.


                                                                                     Proforma
                                                                                Three Months Ended
                                                                                  March 31, 1995
                                                                                ------------------
      Revenues                                                                        $26,086,000
      Expenses                                                                         11,829,000
                                                                                      -----------
      Operating income                                                                 14,257,000
      Income/(loss) applicable to Alexander's:
           Equity in loss                                                                (989,000)
           Depreciation                                                                  (156,000)
           Interest income on loan                                                      1,974,000
      Interest and dividend income                                                        946,000
      Interest and debt expense                                                        (3,813,000)
      Net loss on marketable securities                                                  (142,000)
                                                                                      -----------

      Net income                                                                      $12,077,000
                                                                                      ===========

      Net income per share                                                                   $.51
                                                                                             ====


      The Company recognized leasing fee income under a leasing agreement
(the "Leasing Agreement") with Alexander's of $61,000 for the three months ended March 31, 1996 and $1,048,000 for the three months ended March 31, 1995, which included $915,000 applicable to 1993 and 1994 (no leasing fee income was recognized prior to 1995 because required conditions had not been met). Subject to the payment of rents by Alexander's tenants, the Company is due $5,592,000 at March 31, 1996 under such agreement. The lease which the Company had previously negotiated with Caldor on behalf of Alexander's for its Rego Park I property was rejected in March 1996 in Caldor's bankruptcy proceedings, resulting in $1,717,000 of previously recorded leasing fees receivable and a corresponding credit (deferred leasing fee income) being reversed in the quarter ended March 31, 1996. In addition to the leasing fees received by the Company, Vornado Management Corp. receives management fees from Alexander's (see Note 3).

                             VORNADO REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   VORNADO MANAGEMENT CORP.

     In July 1995, the Company assigned its management and development agreement (the "Management Agreement") with Alexander's to Vornado Management Corp. ("VMC"). In exchange, the Company received 100% of the non-voting preferred stock of VMC which entitles it to 95% of the distributions by VMC to its shareholders. Steven Roth and Richard West, Trustees of the Company, own the common stock of VMC. In addition, the Company lent $5,000,000 to VMC for working capital purposes under a three-year term loan bearing interest at the prime rate plus 2%. VMC is responsible for its pro-rata share of compensation and fringe benefits of employees and 30% of other expenses which are common to both Vornado and VMC. This entity is not consolidated and accordingly, the Company accounts for its investment in VMC on the equity method. Below is a summarized Statement of Operations of VMC for the three months ended March 31, 1996:

     Revenues:
        Management fees from Alexander's                                   $ 2,430,000

     Expenses:
        General and administrative                                             563,000
        Interest, net                                                           69,000
                                                                           -----------

     Income before income taxes                                              1,798,000
     Income taxes                                                              735,000
                                                                           -----------
        Net income                                                           1,063,000
     Preferred dividends to Vornado                                         (1,010,000)
                                                                           -----------
     Net income available to common shareholders                           $    53,000
                                                                           ===========

      The fee income in the three months ended March 31, 1996 includes $1,343,000 of fees related to the completion of the redevelopment of Alexander's Rego Park I property.


4.    OTHER RELATED PARTY TRANSACTIONS

      At March 31, 1996, there are amounts due to the Company from Mr. Rowan ($253,000) and Mr. Macnow ($227,000) in connection with the exercise of their stock options in previous years. The Company has agreed that on each January 1st (commencing January 1, 1997) to forgive one-fifth of the amounts due from Mr. Rowan and Mr. Macnow, provided that they remain employees of the Company.

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a Management Agreement. For the three months ended March 31, 1996 and 1995, $331,000 and $194,000 of management fees were earned by the Company pursuant to the Management Agreement.

5.    MORTGAGE NOTE RECEIVABLE

      In January 1996, the Company provided $17 million of debtor-in-possession financing to Rickel Home Centers, Inc. ("Rickel"), which is operating under Chapter 11 of the Bankruptcy Code. The loan is secured by 29 of Rickel's leasehold properties and has a term of one year plus two annual extensions, but is due not later than the date on which Rickel's plan of reorganization is confirmed. The loan bears interest at 13% per annum for the first year and at a fixed rate of LIBOR plus 7.50% for the extension periods. In addition, the Company received a loan origination fee of 2% or $340,000 and will receive an additional fee of 2% of the outstanding principal amount on each extension.

                             VORNADO REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.    EMPLOYEES' SHARE OPTION PLAN

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which was effective for the Company as of January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

                             VORNADO REALTY TRUST

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $28,610,000 in the quarter ended March 31, 1996, compared to $26,216,000 in the prior year's quarter, an increase of $2,394,000 or 9.1%.

      Property rentals were $21,337,000 in the quarter ended March 31, 1996, compared to $18,972,000 in the prior year's quarter, an increase of $2,365,000 or 12.5%. Of this increase (i) $1,010,000 resulted from expansions of shopping centers and the previous acquisition of a retail property, (ii) $959,000 resulted from step-ups in leases which are not subject to the straight-line method of revenue recognition and (iii) $396,000 resulted from property rentals received from new tenants exceeding property rentals lost from vacating tenants.

      Tenant expense reimbursements were $6,881,000 in the quarter ended March 31, 1996, compared to $5,539,000 in the prior year's quarter, an increase of $1,342,000. This increase reflects a corresponding increase in operating expenses passed through to tenants.

      Other income was $392,000 in the quarter ended March 31, 1996, compared to $1,705,000 in the prior year's quarter, a decrease of $1,313,000. This decrease resulted primarily from the recognition of fee income in the first quarter of 1995 in connection with the Leasing Agreement with Alexander's of $915,000 applicable to 1993 and 1994 (no leasing fee income was recognized prior to 1995 because required conditions had not been met). The prior year's quarter also included $388,000 of fee income pursuant to the Management Agreement with Alexander's, whereas this year, such income is included in "Income from investment in and advances to Vornado Management Corp." (see paragraph below).

      Operating expenses were $8,914,000 in the quarter ended March 31, 1996, as compared to $7,560,000 in the prior year's quarter, an increase of $1,354,000. This increase resulted primarily from higher snow removal costs, which were passed through to tenants.

      Depreciation and amortization expense increased in 1996 as compared to 1995, primarily as a result of property expansions.

      General and administrative expenses were $1,189,000 in the quarter ended March 31, 1996, compared to $1,703,000 in the prior year's quarter, a decrease of $514,000. This decrease resulted primarily from a reduction in general corporate office expenses resulting from the assignment of the Company's Management Agreement with Alexander's to VMC in the third quarter of 1995.

      Income/(loss) applicable to Alexander's, which includes equity in loss, depreciation and interest income on loan, is reflected for a full quarter in 1996 and for the period from March 2nd to March 31st in 1995.

                             VORNADO REALTY TRUST

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      In July 1995, the Company assigned its Management Agreement with Alexander's to VMC. In exchange, the Company received 100% of the non-voting preferred stock of VMC which entitles it to 95% of the distributions by VMC to its shareholders. In addition, the Company lent $5,000,000 to VMC for working capital purposes under a three year term loan bearing interest at the prime rate plus 2%. VMC is responsible for its pro-rata share of compensation and fringe benefits of employees and 30% of other expenses which are common to both Vornado and VMC. Income from investment in and advances to VMC for the three months ended March 31, 1996, consists of dividend income of $1,010,000 and interest income of $131,000.

      In January 1996, the Company lent Rickel Home Centers, Inc. ("Rickel") $17,000,000. The Company recognized $594,000 of interest income on this loan to Rickel in the three months ended March 31, 1996.

      Investment income (interest and dividend income and net gains/(losses) on marketable securities) was $1,229,000 for the quarter ended March 31, 1996, compared to $1,436,000 in the prior year's quarter, a decrease of $207,000 or 14.4%. This decrease resulted from interest income on investments in Alexander's and Rickel being shown as separate line items on the Consolidated Statements of Income this year. This decrease was partially offset by an increase in net gains on marketable securities of $500,000.

      The decrease in interest and debt expense for the three months ended March 31, 1996 resulting from the repayment of borrowings under the revolving credit facility was offset by a reduction in interest capitalized during construction.

      The Company operates in a manner intended to enable it to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended (the "Code"). Under those sections, a real estate investment trust which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to its shareholders an amount greater than its taxable income. Therefore, no provision for federal income taxes is required.

LIQUIDITY AND CAPITAL RESOURCES

      Three Months Ended March 31, 1996

      Cash flows provided by operating activities of $18,202,000 was comprised of (i) net income of $15,922,000 and (ii) adjustments for non-cash items of $2,383,000, less (iii) the net change in operating assets and liabilities of $103,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $3,090,000, plus equity in loss of Alexander's of $293,000, offset by the effect of straight-lining of rental income of $642,000. Further, during this period in connection with the rejection of a lease by an Alexander's tenant "Leasing fees and other receivables" decreased by $1,717,000 and "Deferred leasing fee income" correspondingly decreased. "Leasing fees and other receivables" of $490,000 were collected during this period. These amounts have been included in "Changes in assets and liabilities: other" in the Consolidated Statements of Cash Flows and are part of the net change in operating assets and liabilities shown in item (iii) above.

      Net cash provided by investing activities of $22,691,000 was comprised of
(i) proceeds from sale or maturity of securities available for sale of $41,192,000, offset by (ii) the Company's investment in a mortgage note receivable (see Note 5) of $17,000,000 and (iii) capital expenditures of $1,501,000.

                             VORNADO REALTY TRUST

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net cash used in financing activities of $34,348,000 was primarily comprised of (i) the net repayment of borrowings on U.S. Treasury obligations of $30,036,000 and (ii) dividends paid of $14,813,000, offset by (iii) the proceeds from borrowings of $10,000,000.


      Three Months Ended March 31, 1995

      Cash flows provided by operating activities of $16,040,000 was comprised of (i) net income of $11,837,000, (ii) adjustments for non-cash items of $2,641,000 and (iii) the net change in operating assets and liabilities of $1,562,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $2,801,000, plus equity in loss of Alexander's of $193,000, offset by the effect of straight-lining of rental income of $495,000.

      Net cash used in investing activities of $92,409,000 was comprised of (i) the Company's investment in and advances to Alexander's of $100,105,000 and
(ii) capital expenditures of $4,377,000, offset by (iii) proceeds from sale of securities available for sale of $12,073,000.

      Net cash provided by financing activities of $70,486,000 was primarily comprised of (i) net proceeds from borrowings of $60,000,000 under the revolving credit facility and (ii) borrowings on U.S. Treasury obligations of $21,892,000, offset by (iii) dividends paid of $12,152,000.

      Funds from Operations for the Three Months Ended March 31, 1996 and 1995

      Management considers funds from operations an appropriate supplemental measure of the Company's operating performance. Funds from operations were $18,416,000 in the quarter ended March 31, 1996, compared to $13,419,000 in the prior year's quarter, an increase of $4,997,000 or 37.2%. The following table reconciles funds from operations and net income:

                                                                        Three Months Ended
                                                                  -------------------------------
                                                                    March 31,          March 31,
                                                                      1996                1995
                                                                  -----------         -----------
      Net income                                                  $15,922,000         $11,837,000
      Depreciation and amortization of
        real property                                               2,612,000           2,435,000
      Straight-lining of property rentals                            (642,000)           (495,000)
      Leasing fees received in excess
        of/(less than) income recognized                              514,000            (798,000)
      Loss on sale of securities
        available for sale                                                -               360,000
      Proportionate share of adjustments
        to Alexander's loss to arrive at
        funds from operations                                          10,000              80,000
                                                                  -----------         -----------
      Funds from operations *                                     $18,416,000         $13,419,000
                                                                  ===========         ===========

      * The Company's definition of funds from operations does not conform to the NAREIT definition because the Company deducts the effect of straight-lining of property rentals.

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

                                                              Three Months Ended
                                                         -------------------------------
                                                           March 31,         March 31,
                                                             1996               1995
                                                         ------------       ------------
      Operating activities                               $ 18,202,000       $ 16,040,000
                                                         ============       ============

      Investing activities                               $ 22,691,000       $(92,409,000)
                                                         ============       ============

      Financing activities                               $(34,348,000)      $(70,486,000)
                                                         ============       ============


      In January 1996, the Company provided $17 million of debtor-in-possession financing to Rickel, which is operating under Chapter 11 of the Bankruptcy Code. The loan is secured by 29 of Rickel's leasehold properties and has a term of one year plus two annual extensions, but is due not later than the date on which Rickel's plan of reorganization is confirmed. The loan bears interest at 13% per annum for the first year and at a fixed rate of LIBOR plus 7.50% for the extension periods. In addition, the Company received a loan origination fee of 2% or $340,000 and will receive an additional fee of 2% of the outstanding principal amount on each extension.

      At March 31, 1996, the Company had $10,000,000 of borrowings outstanding under its unsecured revolving credit facility which provides for borrowings of up to $75,000,000. Borrowings bear annual interest, at the Company's election, at LIBOR plus 1.50% or the higher of the federal funds rate plus 1% or prime rate plus .50%.


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




                                                     VORNADO REALTY TRUST
                                            ------------------------------------
                                                          (Registrant)




Date:  May 9, 1996                                  /s/ Joseph Macnow
                                            ------------------------------------
                                                      JOSEPH MACNOW
                                              Vice President - Chief Financial
                                            Officer and Chief Accounting Officer

                             VORNADO REALTY TRUST

                                EXHIBIT INDEX

                                                                              PAGE NUMBER IN
                                                                                 SEQUENTIAL
EXHIBIT NO.                                                                      NUMBERING
- -----------                                                                   --------------
  11           Statement Re Computation of Per Share Earnings.                       17

  27           Financial Data Schedule                                               18