Form 10-Q
period 1996-06-30
VORNADO REALTY TRUST
filed 1996-08-12
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 16

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   JUNE 30, 1996
                                ------------------------------------------------
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------------------

Commission File Number:   1-11954

                              VORNADO REALTY TRUST
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                  22-1657560
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
               or organization)                         Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY               07663
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

                              [X] Yes    [ ] No

     As of August 2, 1996 there were 24,334,796 common shares outstanding.

                              VORNADO REALTY TRUST

                                      INDEX

                                                                                        Page Number
                                                                                        -----------
PART I. FINANCIAL INFORMATION:

        Item 1.    Financial Statements:

                   Consolidated Balance Sheets as of June 30, 1996
                   and December 31, 1995..............................................      3

                   Consolidated Statements of Income for the Three and Six Months
                   Ended June 30, 1996 and June 30, 1995..............................      4

                   Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 1996 and June 30, 1995..............................      5

                   Notes to Consolidated Financial Statements.........................      6

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................................     10

PART II.           OTHER INFORMATION:

        Item 4.    Submission of Matters to a Vote of Security Holders................     14

        Item 6.    Exhibits and Reports on Form 8-K...................................     14

Signatures         ...................................................................     15

Exhibit Index      ...................................................................     16

Exhibit 3          ...................................................................     17

Exhibit 11         ...................................................................     45

Exhibit 27         ...................................................................     46

PART I.  FINANCIAL INFORMATION

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                      JUNE 30,        DECEMBER 31,
                                                                        1996              1995
                                                                     ---------        ------------
 ASSETS:

 Real estate, at cost:
     Land                                                            $  61,278        $  61,278
     Buildings and improvements                                        324,393          314,265
     Leasehold improvements and equipment                                7,835            6,933
                                                                     ---------        ---------
          Total                                                        393,506          382,476
     Less accumulated depreciation and
       amortization                                                   (145,225)        (139,495)
                                                                     ---------        ---------
     Real estate, net                                                  248,281          242,981

 Cash and cash equivalents, including U.S.
     government obligations under repurchase
     agreements of $9,975 and $12,575                                   16,748           19,127
 Marketable securities                                                  31,654           70,997
 Investment in and advances to Alexander's, Inc.                       106,048          109,686
 Investment in and advances to Vornado
     Management Corp.                                                    5,096            5,074
 Due from officer                                                        8,418            8,418
 Accounts receivable, net of allowance for
     doubtful accounts of $550 and $578                                  9,725            7,086
 Mortgage note receivable                                               17,000               --
 Receivable arising from the
     straight-lining of rents                                           15,653           14,376
 Other assets                                                           13,836           13,751
                                                                     ---------        ---------

 TOTAL ASSETS                                                        $ 472,459        $ 491,496
                                                                     =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes and mortgages payable                                          $ 233,000        $ 233,353
Due for U.S. treasury obligations                                       13,633           43,875
Amounts due under revolving credit facility                             10,000               --
Accounts payable and accrued expenses                                    7,733            6,545
Deferred leasing fee income                                              6,976            8,888
Other liabilities                                                        4,625            4,561
                                                                     ---------        ---------
         Total liabilities                                             275,967          297,222
                                                                     ---------        ---------
Commitments and contingencies
Shareholders' equity:
 Preferred shares of beneficial interest:
  no par value per share;
  authorized, 1,000,000 shares;
  issued, none
 Common shares of beneficial interest:
   $.04 par value per share;
   authorized, 50,000,000 shares; issued,
   24,296,250 and 24,246,913
   shares in each period                                                   972              970
 Additional capital                                                    280,136          279,231
 Accumulated deficit                                                   (77,965)         (79,380)
                                                                     ---------        ---------
                                                                       203,143          200,821
 Unrealized loss on securities
   available for sale                                                   (1,505)          (1,362)
 Due from officers for purchase of common
   shares of beneficial interest                                        (5,146)          (5,185)
                                                                     ---------          -------
         Total shareholders' equity                                    196,492          194,274
                                                                     ---------        ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                               $ 472,459        $ 491,496
                                                                     =========        =========

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except share amounts)

                                                  FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                               ------------------------------        ------------------------------
                                                  JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                   1996               1995               1996               1995
                                               -----------        -----------        -----------        -----------
Revenues:
 Property rentals                              $    21,820        $    20,012        $    43,157        $    38,984
 Expense reimbursements                              6,820              5,475             13,701             11,014
 Other income (including fee income from
   related parties of $413 and $1,569
   and $805 and $3,199)                                605              1,569                997              3,274
                                               -----------        -----------        -----------        -----------
Total revenues                                      29,245             27,056             57,855             53,272
                                               -----------        -----------        -----------        -----------
Expenses:
 Operating                                           9,145              7,427             18,059             14,987
 Depreciation and amortization                       2,897              2,674              5,732              5,240
 General and administrative                          1,319              2,134              2,508              3,837
                                               -----------        -----------        -----------        -----------
Total expenses                                      13,361             12,235             26,299             24,064
                                               -----------        -----------        -----------        -----------

Operating income                                    15,884             14,821             31,556             29,208

Income/(loss) applicable to Alexander's:
 Equity in income/(loss)                                16               (955)              (120)            (1,096)
 Depreciation                                         (157)               (52)              (314)              (104)
 Interest income on loan                             1,657              1,993              3,459              2,385
Income from investment in and advances
 to Vornado Management Corp.                           238                 --              1,379                 --
Interest income on mortgage
 note receivable                                       656                 --              1,250                 --
Interest and dividend income                           902              1,472              1,773              3,050
Interest and debt expense                           (4,192)            (4,387)            (8,415)            (8,572)
Net gain on marketable securities                      116                293                474                151
                                               -----------        -----------        -----------        -----------

NET INCOME                                     $    15,120        $    13,185        $    31,042        $    25,022
                                               ===========        ===========        ===========        ===========

Net Income Per Share                           $       .62        $       .56        $      1.27        $      1.10
                                               ===========        ===========        ===========        ===========


Weighted average number of common
  shares and common share equivalents
  outstanding during period                     24,465,345         23,508,753         24,464,922         22,687,134

Dividends per share                            $       .61        $       .56        $      1.22        $      1.12




                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                  FOR THE SIX MONTHS ENDED
                                                                 --------------------------
                                                                  JUNE 30,         JUNE 30,
                                                                    1996             1995
                                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $  31,042        $  25,022
     Adjustments to reconcile net income to net
       cash provided by operations:
         Depreciation and amortization
          (including debt issuance costs)                            6,242            5,737
         Straight-lining of rental income                           (1,277)          (1,187)
         Equity in loss of Alexander's,
          including depreciation of $314 and $104                      434            1,200
         Net gain on marketable securities                            (474)            (151)
     Changes in assets and liabilities:
       Trading securities                                           (1,854)            (690)
       Accounts receivable                                          (2,639)          (1,438)
       Accounts payable and accrued expenses                         1,188            1,383
       Other                                                         1,114           (2,237)
                                                                 ---------        ---------
Net cash provided by operating activities                           33,776           27,639
                                                                 ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in mortgage note receivable                        (17,000)              --
     Additions to real estate                                      (11,032)         (11,406)
     Investment in and advances to Alexander's                          --         (100,178)
     Proceeds from sale or maturity of securities
       available for sale                                           41,192           12,214
                                                                 ---------        ---------
Net cash provided by (used in) investing activities                 13,160          (99,370)
                                                                 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of borrowings on U.S. treasury obligations          (40,242)         (10,093)
     Proceeds from borrowings on U.S. treasury obligations          10,000           21,892
     Proceeds from revolving credit facility                        10,000           60,000
     Repayments on mortgages and revolving credit facility            (353)         (60,356)
     Dividends paid                                                (29,627)         (26,284)
     Exercise of stock options                                         907            1,216
     Net proceeds from issuance of common shares                        --           79,831
                                                                 ---------        ---------
Net cash (used in) provided by financing activities                (49,315)          66,206
                                                                 ---------        ---------

Net decrease in cash and cash equivalents                           (2,379)          (5,525)
Cash and cash equivalents at beginning of period                    19,127           23,559
                                                                 ---------        ---------

Cash and cash equivalents at end of period                       $  16,748        $  18,034
                                                                 =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest                                  $   7,905        $   8,075
                                                                 =========        =========
NON-CASH TRANSACTIONS:
     Unrealized loss on securities available for sale            $    (143)       $  (2,377)*
                                                                 =========        =========

* Reflects a reduction of $3,435 to the Company's investment in Alexander's as a result of the change from fair value to the equity method of accounting.

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet as of June 30, 1996, the consolidated statements of income for the three and six months ended June 30, 1996 and June 30, 1995 and the consolidated statements of changes in cash flows for the six months ended June 30, 1996 and June 30, 1995 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

2.    INVESTMENTS IN AND ADVANCES TO ALEXANDER'S (A RELATED PARTY):

      Below are summarized Statements of Operations of Alexander's:

                                                Six Months         Period from
                                                   Ended         March 2, 1995 to
                                               June 30, 1996      June 30, 1995
                                               -------------     ----------------
Statement of Operations:
  Revenues                                     $ 10,370,000        $  3,960,000
  Expenses                                       (5,698,000)         (4,493,000)
                                               ------------        ------------
  Operating income/(loss)                         4,672,000            (533,000)
  Interest and debt expense                      (6,736,000)         (4,396,000)
  Other income and interest income, net           1,655,000             719,000
                                               ------------        ------------
  Loss from continuing operations
    before income tax benefit                      (409,000)         (4,210,000)
  Reversal of deferred taxes                             --             469,000
                                               ------------        ------------
  Net loss from continuing operations          $   (409,000)       $ (3,741,000)
                                               ============        ============

Vornado's 29.3% equity in loss                 $   (120,000)       $ (1,096,000)
                                               ============        ============

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    INVESTMENT IN AND ADVANCES TO ALEXANDER'S (A RELATED PARTY) - CONTINUED

      The unaudited proforma information set forth below presents the condensed statement of income for Vornado for the six months ended June 30, 1995, as if on January 1, 1994, the investment in Alexander's and related agreements were consummated and 1,880,000 common shares of beneficial interest of Vornado were issued to partially fund the investment.

                                                              Proforma
                                                         Six Months Ended
                                                           June 30, 1995
                                                         ----------------
      Revenues                                              $53,142,000
      Expenses                                               24,064,000
                                                            -----------
      Operating income                                       29,078,000
      Income/(loss) applicable to Alexander's:
        Equity in loss                                       (1,906,000)
        Depreciation                                           (156,000)
        Interest income on loan                               3,947,000
      Interest and dividend income                            2,418,000
      Interest and debt expense                              (7,729,000)
      Net gain on marketable securities                         151,000
                                                            -----------

      Net income                                            $25,803,000
                                                            ===========

      Net income per share                                  $      1.09
                                                            ===========

      The Company recognized leasing fee income under a leasing agreement (the "Leasing Agreement") with Alexander's of $247,000 and $111,000 for the three months ended June 30, 1996 and 1995 and $357,000 and $1,159,000 for the six months ended June 30, 1996 and 1995. Leasing fee income for the six months ended June 30, 1995, included $915,000 applicable to 1993 and 1994 (no leasing fee income was recognized prior to 1995 because required conditions had not been met). Subject to the payment of rents by Alexander's tenants, the Company is due $5,073,000 at June 30, 1996 under such agreement. The lease which the Company had previously negotiated with Caldor on behalf of Alexander's for its Rego Park I property was rejected in March 1996 in Caldor's bankruptcy proceedings, resulting in $1,717,000 of previously recorded leasing fees receivable and a corresponding credit (deferred leasing fee income) being reversed in the quarter ended March 31, 1996. In addition to the leasing fees received by the Company, Vornado Management Corp. receives management fees from Alexander's (see Note 3).

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    VORNADO MANAGEMENT CORP.

      In July 1995, the Company assigned its management and development agreement (the "Management Agreement") with Alexander's to Vornado Management Corp. ("VMC"). In exchange, the Company received 100% of the non-voting preferred stock of VMC which entitles it to 95% of the distributions by VMC to its shareholders. Steven Roth and Richard West, Trustees of the Company, own the common stock of VMC. In addition, the Company lent $5,000,000 to VMC for working capital purposes under a three-year term loan bearing interest at the prime rate plus 2%. VMC is responsible for its pro-rata share of compensation and fringe benefits of employees and 30% of other expenses which are common to both Vornado and VMC. This entity is not consolidated and accordingly, the Company accounts for its investment in VMC on the equity method. Below are summarized Statements of Operations of VMC:

                                                                Three              Six
                                                                Months            Months
                                                                Ended             Ended
                                                            June 30, 1996     June 30, 1996
                                                            -------------     -------------
         Revenues:
           Management fees from Alexander's                   $ 938,000        $ 3,368,000

         Expenses:
           General and administrative                           671,000          1,234,000
           Interest, net                                         73,000            142,000
                                                              ---------        -----------

         Income before income taxes                             194,000          1,992,000
         Income taxes                                            79,000            814,000
                                                              ---------        -----------
           Net income                                           115,000          1,178,000
         Preferred dividends to Vornado                        (109,000)        (1,119,000)
                                                              ---------        -----------
         Net income available to common shareholders          $   6,000        $    59,000
                                                              =========        ===========

      The fee income in the six months ended June 30, 1996 includes $1,343,000 of fees recorded in the first quarter of 1996 related to the completion of the redevelopment of Alexander's Rego Park I property.

4.    OTHER RELATED PARTY TRANSACTIONS

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $216,000 and $294,000 for the three months ended June 30, 1996 and 1995 and $547,000 and $488,000 for the six months ended June 30, 1996 and 1995.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $29,245,000 in the quarter ended June 30, 1996, compared to $27,056,000 in the prior year's quarter, an increase of $2,189,000 or 8.1%. Revenues were $57,855,000 for the six months ended June 30, 1996 compared to $53,272,000 for the prior year's six months, an increase of $4,583,000 or 8.6%.

     Property rentals were $21,820,000 in the quarter ended June 30, 1996, compared to $20,012,000 in the prior year's quarter, an increase of $1,808,000 or 9.0%. Property rentals were $43,157,000 for the six months ended June 30, 1996, compared to $38,984,000 in the prior year's six months, an increase of $4,173,000 or 10.7%. Of these increases (i) $677,000 and $1,687,000 resulted from expansions of shopping centers and the previous acquisition of a retail property, (ii) $868,000 and $1,827,000 resulted from step-ups in leases which are not subject to the straight-line method of revenue recognition and (iii) $263,000 and $659,000 resulted from property rentals received from new tenants exceeding property rentals lost from vacating tenants.

     Tenant expense reimbursements were $6,820,000 in the quarter ended June 30, 1996, compared to $5,475,000 in the prior year's quarter, an increase of $1,345,000. Tenant expense reimbursements were $13,701,000 for the six months ended June 30, 1996, compared to $11,014,000 in the prior year's six months, an increase of $2,687,000. These increases reflect a corresponding increase in operating expenses passed through to tenants.

     Other income was $605,000 in the quarter ended June 30, 1996, compared to $1,569,000 in the prior year's quarter, a decrease of $964,000. Other income was $997,000 for the six months ended June 30, 1996, compared to $3,274,000 in the prior year's six months, a decrease of $2,277,000. These decreases resulted from
(i) including fee income pursuant to the Management Agreement with Alexander's in "Income from investment in and advances to Vornado Management Corp." (see page 11) in the current year's periods and (ii) the recognition of fee income in the first quarter of 1995 in connection with the Leasing Agreement with Alexander's of $915,000 applicable to 1993 and 1994 (no leasing fee income was recognized prior to 1995 because required conditions had not been met).

     Operating expenses were $9,145,000 in the quarter ended June 30, 1996, as compared to $7,427,000 in the prior year's quarter, an increase of $1,718,000. Operating expenses were $18,059,000 in the six months ended June 30, 1996, compared to $14,987,000 in the prior year's six months, an increase of $3,072,000. These increases resulted primarily from higher snow removal costs and real estate taxes, which were passed through to tenants.

     Depreciation and amortization expense increased in 1996 as compared to 1995, primarily as a result of property expansions.

     General and administrative expenses were $1,319,000 in the quarter ended June 30, 1996, compared to $2,134,000 in the prior year's quarter, a decrease of $815,000. General and administrative expenses were $2,508,000 in the six months ended June 30, 1996, compared to $3,837,000 in the prior year's six months, a decrease of $1,329,000. These decreases resulted primarily from a reduction in general corporate office expenses resulting from the assignment of the Company's Management Agreement with Alexander's to VMC in the third quarter of 1995.

     Income/(loss) applicable to Alexander's was $1,516,000 in the three months ended June 30, 1996, compared to $986,000 in the prior year's quarter, an increase of $530,000. Income/(loss) applicable to Alexander's was $3,025,000 for the six months ended June 30, 1996, compared to $1,185,000 in the prior year's six months, an increase of $1,840,000. These increases resulted primarily from the commencement of rent from Alexander's Rego Park I property in March 1996 and the recognition of income/(loss) applicable to Alexander's for a full six months in 1996, compared to a partial period in 1995 (March 2nd to June 30th).

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In July 1995, the Company assigned its Management Agreement with Alexander's to VMC. In exchange, the Company received 100% of the non-voting preferred stock of VMC which entitles it to 95% of the distributions by VMC to its shareholders. In addition, the Company lent $5,000,000 to VMC for working capital purposes under a three year term loan bearing interest at the prime rate plus 2%. VMC is responsible for its pro-rata share of compensation and fringe benefits of employees and 30% of other expenses which are common to both Vornado and VMC. Income from investment in and advances to VMC consists of dividend income of $109,000 and $1,119,000 and interest income of $129,000 and $260,000 for the three and six months ended June 30, 1996. Dividend income for the six months ended June 30, 1996 reflects additional fee income earned by VMC in the first quarter of 1996 relating to the completion of the redevelopment of Alexander's Rego Park I property.

     In January 1996, the Company lent Rickel Home Centers, Inc. ("Rickel") $17,000,000. The Company recognized $656,000 and $1,250,000 of interest income on this loan to Rickel in the three and six months ended June 30, 1996.

     Investment income (interest and dividend income and net gains/(losses) on marketable securities) was $1,018,000 for the quarter ended June 30, 1996, compared to $1,765,000 in the prior year's quarter, a decrease of $747,000 or 42.3%. Investment income was $2,247,000 for the six months ended June 30, 1996, compared to $3,201,000 for the prior year's six months, a decrease of $954,000 or 29.8%. These decreases resulted from interest income on investments in Alexander's and Rickel being shown as separate line items on the Consolidated Statements of Income this year. The decrease for the six months ended June 30, 1996 was partially offset by an increase in net gains on marketable securities of $323,000.

     Average borrowings under the revolving credit facility were $10,000,000 and $20,000,000 during the three months ended June 30, 1996 and 1995 and $7,800,000 and $22,100,000 during the six months ended June 30, 1996 and 1995. The resulting decreases in interest from lower average borrowings were partially offset by a reduction in interest capitalized during construction.

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

LIQUIDITY AND CAPITAL RESOURCES

     Six Months Ended June 30, 1996

     Cash flows provided by operating activities of $33,776,000 was comprised of
(i) net income of $31,042,000 and (ii) adjustments for non-cash items of $4,925,000, less (iii) the net change in operating assets and liabilities of $2,191,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $6,242,000, plus equity in income/(loss) of Alexander's of $434,000, offset by the effect of straight-lining of rental income of $1,277,000. Further, during this period in connection with the rejection of a lease by an Alexander's tenant "Leasing fees and other receivables" decreased by $1,717,000 and "Deferred leasing fee income" correspondingly decreased. "Leasing fees and other receivables" of $1,250,000 were collected during this period. These amounts have been included in "Changes in assets and liabilities: other" in the Consolidated Statements of Cash Flows and are part of the net change in operating assets and liabilities shown in item
(iii) above.

     Net cash provided by investing activities of $13,160,000 was comprised of
(i) proceeds from sale or maturity of securities available for sale of $41,192,000, offset by (ii) the Company's investment in a mortgage note receivable (see Note 5) of $17,000,000 and (iii) capital expenditures of $11,032,000 (including $8,900,000 for the purchase of an office building - see page 13).

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net cash used in financing activities of $49,315,000 was primarily comprised of (i) the net repayment of borrowings on U.S. Treasury obligations of $30,242,000 and (ii) dividends paid of $29,627,000, offset by (iii) the proceeds from borrowings of $10,000,000.

     Six Months Ended June 30, 1995

     Cash flows provided by operating activities of $27,639,000 was comprised of
(i) net income of $25,022,000 and (ii) adjustments for non-cash items of $5,599,000 less (iii) the net change in operating assets and liabilities of $2,982,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $5,737,000, plus equity in loss of Alexander's of $1,200,000, offset by the effect of straight-lining of rental income of $1,187,000.

     Net cash used in investing activities of $99,370,000 was comprised of (i) the Company's investment in and advances to Alexander's of $100,178,000 and (ii) capital expenditures of $11,406,000, offset by (iii) proceeds from sale of securities available for sale of $12,214,000.

     Net cash provided by financing activities of $66,206,000 was primarily comprised of (i) net proceeds from issuance of common shares of $79,831,000 and
(ii) net borrowings on U.S. Treasury obligations of $11,799,000, offset by (iii) dividends paid of $26,284,000.

     Funds from Operations for the Three and Six Months Ended June 30, 1996 and 1995

     Management considers funds from operations an appropriate supplemental measure of the Company's operating performance. Funds from operations were $17,556,000 in the quarter ended June 30, 1996, compared to $15,743,000 in the prior year's quarter, an increase of $1,813,000 or 11.5%. Funds from operations were $35,972,000 in the six months ended June 30, 1996, compared to $29,162,000 in the six months ended June 30, 1995, an increase of $6,810,000 or 23.3%. The following table reconciles funds from operations and net income:

                                                  Three Months Ended              Six Months Ended
                                             --------------------------      ---------------------------
                                               June 30,       June 30,         June 30,        June 30,
                                                 1996           1995            1996             1995
                                             -----------    -----------      -----------     -----------
   Net income                                $15,120,000    $13,185,000      $31,042,000     $25,022,000
   Depreciation and amortization of
     real property                             2,796,000      2,519,000        5,565,000       5,006,000
   Straight-lining of property rentals          (635,000)      (692,000)      (1,277,000)     (1,187,000)
   Leasing fees received in excess
     of/(less than) income recognized            376,000        610,000          890,000        (188,000)
   Loss on sale of securities
     available for sale                              --             --               --          360,000
   Proportionate share of adjustments
     to Alexander's income/(loss)
     to arrive at funds from operations         (101,000)       121,000         (248,000)        149,000
                                             -----------    -----------      -----------     -----------
   Funds from operations *                   $17,556,000    $15,743,000      $35,972,000     $29,162,000
                                             ===========    ===========      ===========     ===========

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

                                       Three Months Ended                   Six Months Ended
                                   ----------------------------     ----------------------------
                                     June 30,        June 30,         June 30,        June 30,
                                       1996            1995             1996            1995
                                   ------------     -----------     ------------    ------------
        Operating activities       $ 15,574,000     $11,599,000     $ 33,776,000    $ 27,639,000
                                   ============     ===========     ============    ============

        Investing activities       $ (9,531,000)    $(6,961,000)    $ 13,160,000    $(99,370,000)
                                   ============     ===========     ============    ============

        Financing activities       $(14,967,000)    $(4,280,000)    $(49,315,000)   $ 66,206,000
                                   ============     ===========     ============    ============


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

      At June 30, 1996, the Company had $10,000,000 of borrowings outstanding under its unsecured revolving credit facility which provides for borrowings of up to $75,000,000. Borrowings bear annual interest, at the Company's election, at LIBOR plus 1.50% (LIBOR plus 1.35% as of August 8, 1996) or the higher of the federal funds rate plus 1% or prime rate plus .50%.

      In June 1996, the Company entered into a joint venture (50% interest) to purchase the 149,000 square foot office portion of a multi-use building in midtown Manhattan, New York City. The space is 100% leased to a single tenant whose lease expires in 1999. The Company advanced the $8,900,000 purchase price and is entitled to an annual preferred return on its funds invested and the return of its funds invested prior to the other joint venture partner receiving any distributions. Vornado's consolidated financial statements include the accounts of the joint venture since Vornado currently exercises control over its operating and financial affairs.

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

                              VORNADO REALTY TRUST

PART II.   OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               On May 22, 1996, the Company held its annual meeting of shareholders. The matters on which the shareholders voted, in person or by proxy, were: (1) the election of the two nominees listed in the Proxy Statement to serve on the Board of Trustees for a term of three years, or until their respective successors are duly elected and qualify, (2) an amendment to the Amended and Restated Declaration of Trust of the Company to permit the Board of Trustees to alter the authorized number of shares of beneficial interest of the Company and
           (3) amendments to the Company's Omnibus Share Plan (the "Plan") which
           (i) authorizes the allocation of an additional 1,500,000 common shares of beneficial interest to be reserved for sale and issuance under the Plan, (ii) limits the aggregate number of Common Shares which may be granted to any one participant pursuant to stock options and stock appreciation rights under the Plan to 2,500,000 Common Shares and (iii) provides for the grant of "reload stock options" to a participant who uses the Common Shares owned by the participant to pay all or a part of the exercise price of a stock option under the Plan. The two nominees were elected at the meeting. The amendment to the Declaration of a Trust and the amendment to the Omnibus Share Plan were approved.

           The results of the voting are shown below:

                                      Election of Trustees

                                                                 Votes Cast
                                                                 Against or
                        Trustee           Votes Cast For         Withheld
                    -------------         --------------         ----------
                    Stanley Simon           23,170,063             170,228
                    Ronald Targan           23,170,063             170,228

                    Amendment to the Amended and Restated Declaration of Trust

                                            Votes Cast             Abstention or
                    Votes Cast For            Against             Broker Non-Vote
                    --------------          ----------            ---------------
                    16,624,957               3,032,705              3,682,629

                                  Amendment to Omnibus Share Plan

                                            Votes Cast             Abstention or
                    Votes Cast For            Against             Broker Non-Vote
                    --------------          ----------            ---------------
                    17,826,631               1,671,941              3,841,719

        ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   Exhibits:  The following exhibits are filed with this
                                           Quarterly Report on Form 10-Q.

                     3   Amended and Restated Declaration of Trust.

                    10 Vornado Realty Trust Omnibus Share Plan, as amended. Incorporated herein by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-09159).

                    11   Statement Re Computation of Per Share Earnings.

                    27   Financial Data Schedule.

              (b)   Reports on Form 8-K

                    None

                              VORNADO REALTY TRUST

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VORNADO REALTY TRUST
                                             ----------------------------
                                                     (Registrant)

Date:   August 8, 1996
                                                   /s/ Joseph Macnow
                                             ----------------------------
                                                     JOSEPH MACNOW
                                             Vice President - Chief Financial
                                           Officer and Chief Accounting Officer

                              VORNADO REALTY TRUST

                                  EXHIBIT INDEX

                                                                          PAGE NUMBER IN
                                                                             SEQUENTIAL
EXHIBIT NO.                                                                  NUMBERING
- -----------                                                               --------------
    3           Amended and Restated Declaration of Trust.                         17

   10           Vornado Realty Trust Omnibus Share Plan, as amended.
                Incorporated herein by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-8
                (Registration No. 333-09159).

   11           Statement Re Computation of Per Share Earnings.                    45

   27           Financial Data Schedule.                                           46