Form 10-Q
period 1996-09-30
VORNADO REALTY TRUST
filed 1996-11-12
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 17



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[ XX ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:           SEPTEMBER 30, 1996
                                ------------------------------------------------

                                       or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:   1-11954


                             VORNADO REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   MARYLAND                                                                 22-1657560
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                                            (I.R.S. Employer
               or organization)                                                        Identification Number)


PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                                                 07663
-------------------------------------------------------------------------------------------------------------------
    (Address of principal executive offices)                                                   (Zip Code)



                                 (201)587-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              [ X ] Yes    [  ] No


         As of October 25, 1996 there were 24,540,157 common shares outstanding.

                              VORNADO REALTY TRUST

                                     INDEX



                                                                                                                Page Number
                                                                                                                -----------
PART I.           FINANCIAL INFORMATION:
                  ----------------------

     Item 1.      Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1996
                  and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

                  Consolidated Statements of Income for the Three and Nine Months
                  Ended September 30, 1996 and September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . .       4

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1996 and September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . .       5

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .       6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10



PART II.          OTHER INFORMATION:
                  -----------------

     Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

     Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Exhibit Index     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

Exhibit 11        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

Exhibit 27        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

PART I.  FINANCIAL INFORMATION

                              VORNADO REALTY TRUST

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                SEPTEMBER 30,     DECEMBER 31,
                                                     1996             1995
                                                -------------     ------------
ASSETS:

Real estate, at cost:
    Land                                         $   61,278       $   61,278
    Buildings and improvements                      324,541          314,265
    Leasehold improvements and equipment              8,115            6,933
                                                 ----------       ----------
         Total                                      393,934          382,476
    Less accumulated depreciation and
     amortization                                  (148,155)        (139,495)
                                                 ----------       ----------
    Real estate, net                                245,779          242,981


Cash and cash equivalents, including U.S.
    government obligations under repurchase
    agreements of $12,299 and $12,575                21,769           19,127
Marketable securities                                31,004           70,997
Investment in and advances to Alexander's, Inc.     104,777          109,686
Investment in and advances to Vornado
    Management Corp.                                  5,006            5,074
Due from officer                                      8,418            8,418
Accounts receivable, net of allowance for
    doubtful accounts of $516 and $578                8,274            7,086
Mortgage note receivable                             17,000              -
Receivable arising from the
    straight-lining of rents                         16,288           14,376
Other assets                                         15,571           13,751
                                                 ----------       ----------


TOTAL ASSETS                                     $  473,886       $  491,496
                                                 ==========       ==========

                                                SEPTEMBER 30,     DECEMBER 31,
                                                     1996             1995
                                                -------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes and mortgages payable                        $232,572         $233,353
Due for U.S. treasury obligations                    13,563           43,875
Amounts due under revolving credit facility          10,000              -
Accounts payable and accrued expenses                 5,743            6,545
Deferred leasing fee income                           6,725            8,888
Other liabilities                                     4,316            4,561
                                                   --------         --------
             Total liabilities                      272,919          297,222
                                                   --------         --------

Commitments and contingencies
Shareholders' equity:
    Preferred shares of beneficial interest:
     no par value per share;
     authorized, 1,000,000 shares;
     issued, none
    Common shares of beneficial interest:
     $.04 par value per share;
     authorized, 50,000,000 shares; issued,
     24,536,719 and 24,246,913
     shares in each period                              981              970
    Additional capital                              284,586          279,231
    Accumulated deficit                             (77,958)         (79,380)
                                                   --------         --------
                                                    207,609          200,821
    Unrealized loss on securities
     available for sale                              (1,535)          (1,362)
    Due from officers for purchase of common
     shares of beneficial interest                   (5,107)          (5,185)
                                                   --------         --------
             Total shareholders' equity             200,967          194,274
                                                   --------         --------

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                          $473,886         $491,496
                                                   ========         ========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                       CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except share amounts)

                                                          FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                      ---------------------------------   --------------------------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                           1996               1995             1996             1995
                                                      ---------------   ---------------   ---------------  ---------------
Revenues:
  Property rentals                                         $21,927            $20,406         $ 65,084          $ 59,390
  Expense reimbursements                                     6,410              5,859           20,111            16,873
  Other income (including fee income from
   related parties of $671 and $365
   and $1,476 and $3,564)                                      726                365            1,723             3,639
                                                           -------            -------         --------          --------
Total revenues                                              29,063             26,630           86,918            79,902
                                                           -------            -------         --------          --------

Expenses:
  Operating                                                  8,885              8,095           26,944            23,082
  Depreciation and amortization                              2,929              2,739            8,661             7,979
  General and administrative                                 1,381              1,181            3,889             5,018
                                                           -------            -------         --------          --------
Total expenses                                              13,195             12,015           39,494            36,079
                                                           -------            -------         --------          --------

Operating income                                            15,868             14,615           47,424            43,823

Income/(loss) applicable to Alexander's:
  Equity in loss                                              (185)              (564)            (304)           (1,660)
  Depreciation                                                (157)              (156)            (472)             (260)
  Interest income on loan                                    1,708              1,994            5,167             4,379
Income from investment in and advances
  to Vornado Management Corp.                                  344                338            1,723               338
Interest income on mortgage
  note receivable                                              661                 -             1,911                -
Interest and dividend income                                   728              1,183            2,501             4,233
Interest and debt expense                                   (4,208)            (3,922)         (12,623)          (12,494)
Net gain on marketable securities                              180                 79              654               230
                                                           -------            -------         --------          --------

NET INCOME                                                 $14,939            $13,567         $ 45,981          $ 38,589
                                                           =======            =======         ========          ========

Net Income Per Share                                         $ .61              $ .56            $1.88             $1.66
                                                             =====              =====            =====             =====


Weighted average number of common
 shares and common share equivalents
 outstanding during period                              24,553,758         24,422,032       24,498,095        23,265,433

Dividends per share                                          $ .61              $ .56            $1.83             $1.68




                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                          ---------------------------------------------
                                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                                1996                        1995
                                                                          -----------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $ 45,981                  $ 38,589
  Adjustments to reconcile net income to net
   cash provided by operations:
     Depreciation and amortization
      (including debt issuance costs)                                              9,431                     8,739
     Straight-lining of rental income                                             (1,912)                   (1,877)
     Equity in loss of Alexander's,
      including depreciation of $472 and $260                                        776                     1,920
     Net gain on marketable securities                                              (654)                     (230)
  Changes in assets and liabilities:
   Trading securities                                                             (1,016)                   (1,295)
   Accounts receivable                                                            (1,188)                     (680)
   Accounts payable and accrued expenses                                            (802)                      561
   Other                                                                            (719)                   (1,872)
                                                                              ----------                 ---------
Net cash provided by operating activities                                         49,897                    43,855
                                                                              ----------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in mortgage note receivable                                         (17,000)                      -
  Additions to real estate                                                       (11,459)                  (14,454)
  Investment in and advances to Alexander's                                          -                    (100,251)
  Investment in Vornado Management Corp.                                             -                      (5,000)
  Proceeds from sale or maturity of securities
    available for sale                                                            41,490                    12,641
  Purchases of securities available for sale                                         -                      (2,063)
                                                                               ---------                ----------
Net cash provided by (used in) investing activities                               13,031                  (109,127)
                                                                               ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings on U.S. treasury obligations                           (40,312)                  (10,093)
  Proceeds from borrowings on U.S. treasury obligations                           10,000                    31,800
  Proceeds from revolving credit facility                                         10,000                    60,000
  Repayments on mortgages and revolving credit facility                             (781)                  (60,623)
  Dividends paid                                                                 (44,559)                  (39,298)
  Exercise of stock options                                                        5,366                     1,216
  Net proceeds from issuance of common shares                                        -                      79,831
                                                                               ---------                 ---------
Net cash (used in) provided by financing activities                              (60,286)                   62,833
                                                                               ---------                 ---------

Net increase/(decrease) in cash and cash equivalents                               2,642                    (2,439)
Cash and cash equivalents at beginning of period                                  19,127                    23,559
                                                                               ---------                 ---------

Cash and cash equivalents at end of period                                      $ 21,769                  $ 21,120
                                                                                ========                  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest                                                    $ 11,853                  $ 11,734
                                                                                ========                  ========

NON-CASH TRANSACTIONS:
  Unrealized loss on securities available for sale                              $   (173)                 $ (3,110)*
                                                                                ========                  ========

        * Reflects a reduction of $3,435 to the Company's investment in Alexander's as a result of the change from fair value to the equity method of accounting.

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of September 30, 1996, the consolidated statements of income for the three and nine months ended September 30, 1996 and September 30, 1995 and the consolidated statements of changes in cash flows for the nine months ended September 30, 1996 and September 30, 1995 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

2.       INVESTMENTS IN AND ADVANCES TO ALEXANDER'S (A RELATED PARTY):

         Below are summarized Statements of Operations of Alexander's:

                                                             Nine Months                    Period from
                                                                Ended                    March 2, 1995 to
                                                          September 30, 1996            September 30, 1995
                                                          ------------------           --------------------
         Statement of Operations:
           Revenues                                           $ 15,749,000                $ 7,834,000
           Expenses                                             (8,689,000)                (6,593,000)
                                                              ------------                -----------
           Operating income                                      7,060,000                  1,241,000
           Interest and debt expense                           (10,393,000)                (8,382,000)
           Other income and interest income, net                 2,294,000                  1,005,000
                                                              ------------                -----------
           Loss from continuing operations
             before income tax benefit                          (1,039,000)                (6,136,000)
           Reversal of deferred taxes                                   -                     469,000
                                                              ------------                -----------
           Net loss from continuing operations                $ (1,039,000)               $(5,667,000)
                                                              ============                ===========

         Vornado's 29.3% equity in loss                       $   (304,000)               $(1,660,000)
                                                              ============                ===========

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INVESTMENT IN AND ADVANCES TO ALEXANDER'S (A RELATED PARTY) -
         CONTINUED

         The unaudited proforma information set forth below presents the condensed statement of income for Vornado for the nine months ended September 30, 1995, as if on January 1, 1994, the investment in Alexander's and related agreements were consummated and 1,880,000 common shares of beneficial interest of Vornado were issued to partially fund the investment.


                                                                                 Proforma
                                                                            Nine Months Ended
                                                                            September 30, 1995
                                                                         ------------------------
         Revenues                                                            $ 79,762,000
         Expenses                                                              36,079,000
                                                                             ------------
         Operating income                                                      43,683,000
         Income/(loss) applicable to Alexander's:
           Equity in loss                                                      (2,464,000)
           Depreciation                                                          (364,000)
           Interest income on loan                                              5,941,000
         Income from investment in and advances
           to Vornado Management Corp.                                            338,000
         Interest and dividend income                                           3,601,000
         Interest and debt expense                                            (11,651,000)
         Net gain on marketable securities                                        230,000
                                                                             ------------

         Net income                                                          $ 39,314,000
                                                                             ============

         Net income per share                                                       $1.65
                                                                                    =====


         The Company recognized leasing fee income under a leasing agreement (the "Leasing Agreement") with Alexander's of $157,000 and $125,000 for the three months ended September 30, 1996 and 1995 and $514,000 and $1,313,000 for the nine months ended September 30, 1996 and 1995. Leasing fee income for the nine months ended September 30, 1995 included $915,000 applicable to 1993 and 1994 (no leasing fee income was recognized prior to 1995 because required conditions had not been met). Subject to the payment of rents by Alexander's tenants, the Company is due $4,357,000 at September 30, 1996 under such agreement. The lease which the Company had previously negotiated with Caldor on behalf of Alexander's for its Rego Park I property was rejected in March 1996 in Caldor's bankruptcy proceedings, resulting in $1,717,000 of previously recorded leasing fees receivable and a corresponding credit (deferred leasing fee income) being reversed in the quarter ended March 31, 1996. In addition to the leasing fees received by the Company, Vornado Management Corp. receives management fees from Alexander's (see Note 3).

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


                                                          Three                   Nine               Period from
                                                          Months                 Months              July 6, 1995
                                                          Ended                  Ended                    to
                                                      September 30,          September 30,          September 30,
                                                          1996                    1996                   1995
                                                    -----------------       ----------------       ----------------
         Revenues:
            Management fees from
              Alexander's                               $1,037,000             $ 4,405,000             $1,088,000

         Expenses:
            General and administrative                     585,000               1,819,000                596,000
            Interest, net                                   74,000                 216,000                 44,000
                                                        ----------            ------------             ----------

         Income before income taxes                        378,000               2,370,000                448,000
         Income taxes                                      154,000                 968,000                183,000
                                                        ----------            ------------             ----------
            Net income                                     224,000               1,402,000                265,000
         Preferred dividends to Vornado                   (213,000)             (1,332,000)              (252,000)
                                                        ----------            ------------             ----------
         Net income available to
            common shareholders                         $   11,000            $     70,000             $   13,000
                                                        ==========            ============             ==========

         The fee income in the nine months ended September 30, 1996, includes $1,443,000 of fees related to the substantial completion of the redevelopment of Alexander's Rego Park I property. In addition to the preferred dividends the Company received, it also earned interest income on its loan to VMC of $131,000 for the three months ended September 30, 1996, $391,000 for the nine months ended September 30, 1996, and $86,000 for the period from July 6, 1995 to September 30, 1995.


4.       OTHER RELATED PARTY TRANSACTIONS

         The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $565,000 and $192,000 for the three months ended September 30, 1996 and 1995 and $1,112,000 and $680,000 for the nine months ended September 30, 1996 and 1995.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       MORTGAGE NOTE RECEIVABLE

         In January 1996, the Company provided $17 million of debtor-in-possession financing to Rickel Home Centers, Inc. ("Rickel"), which is operating under Chapter 11 of the Bankruptcy Code. The loan is secured by 27 of Rickel's leasehold properties and has a term of one year plus two annual extensions, but is due not later than the date on which Rickel's plan of reorganization is confirmed. The loan bears interest at 13% per annum for the first year and at a fixed rate of LIBOR plus 7.50% for the extension periods. In addition, the Company received a loan origination fee of 2% or $340,000 and will receive an additional fee of 2% of the outstanding principal amount on each extension.


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


7.       PRINCIPAL TENANT

         Bradlees, Inc. ("Bradlees") accounted for 22% of property rentals for the nine months ended September 30, 1996. The Company leases 21 locations to Bradlees, of which 18 are fully guaranteed by Stop & Shop Companies, Inc. ("Stop & Shop"), a wholly-owned subsidiary of Royal Ahold NV, a leading international food retailer with annual sales of $18 billion and a nineteenth is guaranteed as to 70% of rent. Further, Montgomery Ward & Co., Inc.
remains liable on eight of such leases, including rent it was obligated to pay -- approximately 70% of rent.

         In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 1996, Bradlees filed an action in the United States Bankruptcy Court, Southern District of New York, seeking a declaration that certain provisions of an agreement among Bradlees, the Company and Stop & Shop be held unenforceable insofar as they restrict Bradlees rights to assume and assign or to reject the leases that are subject to such agreement. All of such leases are guaranteed by Stop & Shop.

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $29,063,000 in the quarter ended September 30, 1996, compared to $26,630,000 in the prior year's quarter, an increase of $2,433,000 or 9.1%. Revenues were $86,918,000 for the nine months ended September 30, 1996 compared to $79,902,000 in the prior year's nine months, an increase of $7,016,000 or 8.8%.

         Property rentals were $21,927,000 in the quarter ended September 30, 1996, compared to $20,406,000 in the prior year's quarter, an increase of $1,521,000 or 7.5%. Property rentals were $65,084,000 for the nine months ended September 30, 1996, compared to $59,390,000 in the prior year's nine months, an increase of $5,694,000 or 9.6%. Of these increases (i) $1,245,000 and $3,072,000 resulted from step-ups in leases which are not subject to the straight-line method of revenue recognition, (ii) $285,000 and $357,000 resulted from the Company's purchase of an office building in June 1996 and
(iii) $248,000 and $1,935,000 resulted from expansions of shopping centers and the previous acquisition of a retail property. The increase for the current year's quarter is net of $257,000 of property rentals lost from vacating tenants over property rentals received from new tenants. The rentals from tenants who vacated have been replaced at higher per square foot levels. The replacement rents will commence by the first quarter of 1997. The increase for the current year's nine month period includes $330,000 of property rentals received from new tenants over property rentals lost from vacating tenants.

         Tenant expense reimbursements were $6,410,000 in the quarter ended September 30, 1996, compared to $5,859,000 in the prior year's quarter, an increase of $551,000. Tenant expense reimbursements were $20,111,000 for the nine months ended September 30, 1996, compared to $16,873,000 in the prior year's nine months, an increase of $3,238,000. These increases reflect a corresponding increase in operating expenses passed through to tenants.

         Other income was $726,000 in the quarter ended September 30, 1996, compared to $365,000 in the prior year's quarter, an increase of $361,000. This increase resulted primarily from development fees and commissions in connection with the Company's management agreement with Interstate Properties. Other income was $1,723,000 for the nine months ended September 30, 1996, compared to $3,639,000 in the prior year's nine months, a decrease of $1,916,000. This decrease resulted from (i) including fee income pursuant to the Management Agreement with Alexander's in "Income from investment in and advances to Vornado Management Corp." (see page 11) for a full nine months in 1996, compared to a partial period in 1995 (July 6th to September 30th) and
(ii) the recognition of fee income in the first quarter of 1995 in connection with the Leasing Agreement with Alexander's of $915,000 applicable to 1993 and 1994 (no leasing fee income was recognized prior to 1995 because required conditions had not been met), partially offset by (iii) the increase in fee income from Interstate Properties noted above.

         Operating expenses were $8,885,000 in the quarter ended September 30, 1996, as compared to $8,095,000 in the prior year's quarter, an increase of $790,000. Operating expenses were $26,944,000 in the nine months ended September 30, 1996, compared to $23,082,000 in the prior year's nine months, an increase of $3,862,000. These increases resulted primarily from higher snow removal costs in the first six months of this year and higher real estate taxes, both of which were passed through to tenants.

         Depreciation and amortization expense increased in 1996 as compared to 1995, primarily as a result of property expansions.

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         General and administrative expenses were $1,381,000 in the quarter ended September 30, 1996, compared to $1,181,000 in the prior year's quarter, an increase of $200,000. This increase resulted primarily from higher professional fees. General and administrative expenses were $3,889,000 in the nine months ended September 30, 1996, compared to $5,018,000 in the prior year's nine months, a decrease of $1,129,000. This decrease resulted primarily from a reduction in general corporate office expenses resulting from the assignment of the Company's Management Agreement with Alexander's to VMC in the third quarter of 1995.

         Income applicable to Alexander's was $1,366,000 in the three months ended September 30, 1996, compared to $1,274,000 in the prior year's quarter, an increase of $92,000. Income applicable to Alexander's was $4,391,000 for the nine months ended September 30, 1996, compared to $2,459,000 in the prior year's nine months, an increase of $1,932,000. These increases resulted primarily from the commencement of rent from Alexander's Rego Park I property in March 1996 and interest income on the loan to Alexander's for a full nine months in 1996, compared to a partial period in 1995 (March 2nd to September
30th).

         In July 1995, the Company assigned its Management Agreement with Alexander's to VMC. In exchange, the Company received 100% of the non-voting preferred stock of VMC which entitles it to 95% of the distributions by VMC to its shareholders. In addition, the Company lent $5,000,000 to VMC for working capital purposes under a three year term loan bearing interest at the prime rate plus 2%. VMC is responsible for its pro-rata share of compensation and fringe benefits of employees and 30% of other expenses which are common to both Vornado and VMC. Income from investment in and advances to VMC was $344,000 and $1,723,000 for the three and nine months ended September 30, 1996 as compared to $338,000 for the period from July 6th to September 30th in 1995. Income from investment in and advances to VMC for the nine months ended September 30, 1996 reflects additional fee income earned by VMC in the first quarter of 1996 relating to the substantial completion of the redevelopment of Alexander's Rego Park I property.

         In January 1996, the Company lent Rickel Home Centers, Inc. ("Rickel") $17,000,000. The Company recognized $661,000 and $1,911,000 of interest income on this loan to Rickel in the three and nine months ended September 30, 1996.

         Investment income (interest income on mortgage note receivable, interest and dividend income and net gains/(losses) on marketable securities) was $1,569,000 for the quarter ended September 30, 1996, compared to $1,262,000 in the prior year's quarter, an increase of $307,000 or 24.3%. Investment income was $5,066,000 for the nine months ended September 30, 1996, compared to $4,463,000 for the prior year's nine months an increase of $603,000 or 13.5%. These increases resulted from net gains on marketable securities and income earned on the mortgage note receivable exceeding income earned on the investment of such funds in 1995.

         The increases in interest and debt expense of $286,000 for the current year's quarter and $129,000 for the current year's nine month period resulted primarily from a reduction in interest capitalized during construction, partially offset by lower average borrowings for the nine months ended September 30, 1996.

         The Company operates in a manner intended to enable it to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended (the "Code"). Under those sections, a real estate investment trust which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to distribute to its shareholders an amount greater than its taxable income. Therefore, no provision for federal income taxes is required.

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         Nine Months Ended September 30, 1996
         ------------------------------------

         Cash flows provided by operating activities of $49,897,000 was comprised of (i) net income of $45,981,000 and (ii) adjustments for non-cash items of $7,641,000, less (iii) the net change in operating assets and liabilities of $3,725,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $9,431,000, plus equity in income/(loss) of Alexander's of $776,000, offset by the effect of straight-lining of rental income of $1,912,000. Further, during this period in connection with the rejection of a lease by an Alexander's tenant, "Leasing fees and other receivables" decreased by $1,717,000 and "Deferred leasing fee income" correspondingly decreased. "Leasing fees and other receivables" of $1,592,000 were collected during this period. These amounts have been included in "Changes in assets and liabilities: other" in the Consolidated Statements of Cash Flows and are part of the net change in operating assets and liabilities shown in item (iii) above.

         Net cash provided by investing activities of $13,031,000 was comprised of (i) proceeds from sale or maturity of securities available for sale of $41,490,000, offset by (ii) the Company's investment in a mortgage note receivable (see Note 5) of $17,000,000 and (iii) capital expenditures of $11,459,000 (including $8,923,000 for the purchase of an office building - see page 13).

         Net cash used in financing activities of $60,286,000 was primarily comprised of (i) the net repayment of borrowings on U.S. Treasury obligations of $30,312,000 (ii) dividends paid of $44,559,000, offset by (iii) the proceeds from borrowings of $10,000,000 and (iv) the proceeds from the exercise of stock options of $5,366,000.


         Nine Months Ended September 30, 1995
         ------------------------------------

         Cash flows provided by operating activities of $43,855,000 was comprised of (i) net income of $38,589,000 and (ii) adjustments for non-cash items of $8,552,000 less (iii) the net change in operating assets and liabilities of $3,286,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $8,739,000, plus equity in loss of Alexander's of $1,920,000, offset by the effect of straight-lining of rental income of $1,877,000.

         Net cash used in investing activities of $109,127,000 was comprised of (i) the Company's investment in and advances to Alexander's of $100,251,000,
(ii) capital expenditures of $14,454,000, and (iii) a loan to Vornado Management Corp. of $5,000,000, offset by (iv) the net proceeds from sale of securities available for sale of $10,578,000.

         Net cash provided by financing activities of $62,833,000 was primarily comprised of (i) net proceeds from issuance of common shares of $79,831,000 and (ii) net borrowings on U.S. Treasury obligations of $21,707,000, offset by (iii) dividends paid of $39,298,000.

         Funds from Operations for the Three and Nine Months Ended September
         -------------------------------------------------------------------
30, 1996 and 1995
-----------------

         Management considers funds from operations an appropriate supplemental measure of the Company's operating performance. Funds from operations were $17,575,000 in the quarter ended September 30, 1996, compared to $16,253,000 in the prior year's quarter, an increase of $1,322,000 or 8.1%. Funds from operations were $53,550,000 in the nine months ended September 30, 1996, compared

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


to $45,407,000 in the nine months ended September 30, 1995, an increase of $8,143,000 or 17.9%. The following table reconciles funds from operations and net income:

                                                       Three Months Ended                    Nine Months Ended
                                               ----------------------------------   ---------------------------------
                                                September 30,       September 30,     September 30,    September 30,
                                                     1996                1995              1996             1995
                                               ---------------     ---------------  ----------------  ---------------
         Net income                               $14,939,000        $13,567,000        $45,981,000      $38,589,000
         Depreciation and amortization of
           real property                            2,828,000          2,681,000          8,394,000        7,679,000
         Straight-lining of property rentals         (635,000)          (690,000)        (1,912,000)      (1,877,000)
         Leasing fees received in excess
           of income recognized                       468,000            625,000          1,358,000          437,000
         Loss on sale of securities
           available for sale                             -                  -                  -            360,000
         Proportionate share of adjustments
           to Alexander's income/(loss)
           to arrive at funds from operations         (25,000)            70,000           (271,000)         219,000
                                                  -----------        -----------        -----------      -----------
         Funds from operations *                  $17,575,000        $16,253,000        $53,550,000      $45,407,000
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

                                                 Three Months Ended                    Nine Months Ended
                                          ----------------------------------   ---------------------------------
                                           September 30,       September 30,    September 30,     September 30,
                                                1996               1995              1996             1995
                                           --------------     --------------   ---------------   --------------
         Operating activities               $ 16,121,000        $16,216,000      $ 49,897,000     $  43,855,000
                                            ============        ===========      ============     =============

         Investing activities               $   (129,000)       $(9,757,000)     $ 13,031,000     $(109,127,000)
                                            ============        ===========      ============     =============

         Financing activities               $(10,971,000)       $(3,373,000)     $(60,286,000)    $  62,833,000
                                            ============        ===========      ============     =============

         Bradless, Inc. ("Bradlees") accounted for 22% of property rentals for the nine months ended September 30, 1996. The Company leases 21 locations to Bradlees, of which 18 are fully guaranteed by Stop & Shop Companies, Inc. ("Stop & Shop"), a wholly-owned subsidiary of Royal Ahold NV, a leading international food retailer with annual sales of $18 billion and a nineteenth is quaranteed as to 70% of rent. Further, Montgomery Ward & Co., Inc.
remains liable on eight of such leases, including rent it was obligated to pay -- approximately 70% of rent.

         In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 1996, Bradlees filed an action in the United States Bankruptcy Court, Southern District of New York, seeking a declaration that certain provisions of an agreement among Bradlees, the Company and Stop & Shop be held unenforceable insofar as they restrict Bradlees rights to assume and assign or to reject the leases that are subject to such agreement. All of such leases are guaranteed by Stop & Shop.

                              VORNADO REALTY TRUST

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         In January 1996, the Company provided $17 million of debtor-in-possession financing to Rickel, which is operating under Chapter 11 of the Bankruptcy Code. The loan is secured by 27 of Rickel's leasehold properties and has a term of one year plus two annual extensions, but is due not later than the date on which Rickel's plan of reorganization is confirmed. The loan bears interest at 13% per annum for the first year and at a fixed rate of LIBOR plus 7.50% for the extension periods. In addition, the Company received a loan origination fee of 2% or $340,000 and will receive an additional fee of 2% of the outstanding principal amount on each extension.

         At September 30, 1996, the Company had $10,000,000 of borrowings outstanding under its unsecured revolving credit facility which provides for borrowings of up to $75,000,000. Average borrowings were $10,000,000 during the three months ended September 30, 1996 and $8,577,000 and $16,575,000 during the nine months ended September 30, 1996 and 1995. There were no borrowings outstanding during the three months ended September 30, 1995. Borrowings bear annual interest, at the Company's election, at LIBOR plus 1.35% or the higher of the federal funds rate plus .50% or the prime rate.

         In June 1996, the Company entered into a joint venture (50% interest) to purchase the 149,000 square foot office portion of a multi-use building in midtown Manhattan, New York City. The space is 100% leased to a single tenant whose lease expires in 1999. The Company advanced the $8,923,000 purchase price and is entitled to an annual preferred return on its funds invested and the return of its funds invested prior to the other joint venture partner receiving any distributions. Vornado's consolidated financial statements include the accounts of the joint venture since Vornado currently exercises control over its operating and financial affairs.

         The Company anticipates that cash from continuing operations, net liquid assets, borrowings under its revolving credit facility and/or proceeds from the issuance of securities under the Company's shelf registration statement will be adequate to fund its business operations, capital expenditures, continuing debt obligations and the payment of dividends.

                              VORNADO REALTY TRUST


PART II.   OTHER INFORMATION


    ITEM 1.  LEGAL PROCEEDINGS.

                     Bradlees, Inc. ("Bradlees") accounted for 22% of
             property rentals for the nine months ended September 30, 1996. The Company leases 21 locations to Bradlees, of which 18 are fully guaranteed by Stop & Shop Companies, Inc. ("Stop & Shop"), a wholly-owned subsidiary of Royal Ahold NV, a leading international food retailer with annual sales of $18 billion and a nineteenth is guaranteed as to 70% of rent. Further, Montgomery Ward & Co., Inc. remains liable on eight of such leases, including rent it was obligated to pay -- approximately 70% of rent.

                     In June 1995, Bradlees filed for protection under
             Chapter 11 of the U.S. Bankruptcy Code. In October 1996, Bradlees filed an action in the United States Bankruptcy Court, Southern District of New York, seeking a declaration that certain provisions of an agreement among Bradlees, the Company and Stop & Shop be held unenforceable insofar as they restrict Bradlees rights to assume and assign or to reject the leases that are subject to such agreement. All of such leases are guaranteed by Stop & Shop.


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




                                                 VORNADO REALTY TRUST
                                      -----------------------------------------
                                                     (Registrant)




Date:  November 7, 1996                           /s/ Joseph Macnow
                                      -----------------------------------------
                                                    JOSEPH MACNOW
                                            Vice President - Chief Financial
                                          Officer and Chief Accounting Officer

                              VORNADO REALTY TRUST

                                 EXHIBIT INDEX


                                                                              PAGE NUMBER IN
                                                                                 SEQUENTIAL
   EXHIBIT NO.                                                                   NUMBERING
   -----------                                                               ----------------
        11           Statement Re Computation of Per Share Earnings.               18

        27           Financial Data Schedule.                                      19