Form 10-K405
period 1996-12-31
VORNADO REALTY TRUST
filed 1997-03-13
CIK 899689

DRAFT IX - 2/25/97                                      EXHIBIT INDEX ON PAGE 51

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:      DECEMBER 31, 1996

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

   Common Shares of beneficial                   New York Stock Exchange
interest, $.04 par value per share

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                       -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust as reflected in the table in Item 12 of this Annual Report, at March 7, 1997 was $1,085,100,000.

As of March 7, 1997, there were 26,547,680 shares of the registrant's shares of beneficial interest outstanding.

                       Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareholders to be held May 28, 1997.

                                Table of Contents

NOTE: Vornado Realty Trust and its consolidated subsidiaries are sometimes referred to in this Annual Report on Form 10-K as "Vornado", "Registrant" or the "Company".

           Item                                                          Page

PART I.    1.  Business                                                    3

           2.  Properties                                                  7

           3.  Legal Proceedings                                          12

           4.  Submission of Matters to a Vote of Security Holders        12

               Executive Officers of the Registrant                       13

PART II.   5.  Market for the Registrant's Common Equity and Related
                Stockholder Matters                                       14

           6.  Selected Consolidated Financial Data                       15

           7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       17

           8.  Financial Statements and Supplementary Data                23

           9.  Changes in and Disagreements with Independent Auditors'
                on Accounting and Financial Disclosure                    23

PART III.  10. Directors and Executive Officers of the Registrant            (1)

           11. Executive Compensation                                        (1)

           12. Security Ownership of Certain Beneficial Owners
                and Management                                               (1)

           13. Certain Relationships and Related Transactions                (1)

PART IV.   14. Exhibits, Financial Statement Schedules, and               44
                Reports on Form 8-K


SIGNATURES                                                                45
--------------------


(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1996, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 13 of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         GENERAL

         The Company is a fully-integrated real estate investment trust ("REIT") which owns, leases, develops, redevelops and manages retail and industrial properties primarily located in the Midatlantic and Northeast regions of the United States. To date, the Company's primary focus has been on shopping centers. The Company may expand its focus to take advantage of strategic opportunities to diversify its real estate portfolio, both geographically and by type of real estate.

         On December 2, 1996, Michael D. Fascitelli became the President of the Company and was elected to the Company's Board. Mr. Fascitelli was formerly the Partner at Goldman Sachs & Co. in charge of its real estate practice. Mr. Fascitelli also has been elected a director of Alexander's, Inc.

         On March 12, 1997, the Company entered into a definitive agreement (the "Agreement") to acquire interests in all or a portion of seven Manhattan office buildings and certain management and leasing assets held by the Mendik Company and certain of its affiliates. In conjunction with this transaction, the Company will convert to an Umbrella Partnership REIT (UPREIT). The estimated consideration for the transaction is approximately $654,000,000, including $269,000,000 in cash, $168,000,000 in UPREIT limited partnership units and $217,000,000 in indebtedness. The Agreement is subject to the consent of third parties and other customary conditions. It is currently expected that the proposed transaction would be consummated in the second quarter, but there can be no assurance that the proposed transaction will be completed.

         The Company's shopping centers are generally located on major regional highways in mature densely populated areas. The Company believes its shopping centers attract consumers from a regional, rather than a neighborhood, marketplace because of their location on regional highways and the high percentage of square feet dedicated to large stores. As of December 31, 1996, the Company owned 57 shopping centers in seven states containing 10.0 million square feet, including 1.2 million square feet built by tenants on land leased from the Company. The Company's shopping centers accounted for 92% of the Company's rental revenue for the years ended December 31, 1996 and 1995. The occupancy rate of the Company's shopping center properties was 90% and 91% as of February 1, 1997 and 1996, respectively, and has been over 90% in each of the past five years.

         Further, the Company owns eight warehouse/industrial properties in New Jersey containing 2.0 million square feet and two office buildings containing 250,000 square feet. In addition, the Company owns 29.3% of the common stock of Alexander's, Inc. ("Alexander's") which has nine properties in the New York City region. See "Relationship with Alexander's" for a discussion of Alexander's properties.

         As of December 31, 1996, approximately 80% of the square footage of the Company's shopping centers was leased to large stores (over 20,000 square feet) and over 93% was leased to tenants whose businesses are national or regional in scope. The Company's large tenants include destination retailers such as discount department stores, supermarkets, home improvements stores, discount apparel stores, membership warehouse clubs and "category killers." Category killers are large stores which offer a complete selection of a category of items (e.g., toys, office supplies, etc.) at low prices, often in a warehouse format. The Company's large store tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price. The Company believes that this tenant mix mitigates the effects on its properties of adverse changes in general economic conditions. Substantially all of the Company's large store leases are long-term with fixed base rents and provide for step-ups in rent typically occurring every five years.

         In addition, the Company's leases generally provide for additional rents based on a percentage of tenants' sales. Of the Company's $87,424,000 of rental revenue in 1996, base rents accounted for approximately 99% and percentage rents accounted for approximately 1%. The Company's leases generally pass through to tenants the tenant's share of all common area charges (including roof and structure, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. As of December 31, 1996, the average annual base rent per square foot for the Company's shopping centers was $9.09.

         From 1992 through 1996, the Company's property rentals from shopping centers (including the effects of straight-lining of rents) were $56,900,000, $61,900,000, $64,700,000, $74,300,000 and $80,000,000, respectively.
Straight-lining of rents averages the rent increases provided for in leases such that property rentals for financial statement purposes is constant throughout the term of the lease. This convention applies to leases entered into after November 14, 1985.

         As of December 31, 1996, no single shopping center property accounted for more than 6.2% of the Company's total leasable area for its shopping center properties or more than 5.8% of property rentals for its shopping center properties. Bradlees, Inc. ("Bradlees") accounted for 22%, 21% and 19% of total property rentals for the years ended December 31, 1996, 1995 and 1994, respectively. Home Depot represented 5.5% and Sam's Wholesale/Wal*Mart, Shop Rite, Pathmark, T.J. Maxx/Marshalls and Staples each accounted for approximately 3.0% of the total property rentals for the year ended December 31, 1996.

         In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company currently leases 17 locations to Bradlees. Of these locations, 14 are fully guaranteed by Stop & Shop Companies, Inc. ("Stop & Shop"), a wholly-owned subsidiary of Royal Ahold NV, a leading international food retailer, and one is guaranteed as to 70% of the rent. Several of the Company's other tenants, whose rents aggregated less than 3.0% of the Company's total property rentals for the year ended December 31, 1996, have also filed for protection under Chapter 11.

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

         The Company's principal executive offices are located at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663; telephone (201) 587-1000.

         RELATIONSHIP WITH ALEXANDER'S

         In March 1995, the Company purchased all of the 1,353,468 shares of common stock of Alexander's then owned by Citibank, N.A. ("Citibank"), representing 27.1% of the outstanding shares of common stock of Alexander's, for $40.50 per share in cash. As a result of the acquisition, the Company owns 29.3% of the common stock of Alexander's. (See "Interstate Properties" for a description of its ownership of the Company and Alexander's.) In addition, the Company lent Alexander's $45,000,000.

         Alexander's has nine properties (where its department stores were formerly located) consisting of:

    Operating properties:

         (i)   the Rego Park I property located in Queens, New York;

        (ii) a 50% interest in the 427,000 square feet of mall stores at the Kings Plaza Shopping Center (the "Kings Plaza Mall") in Brooklyn, New York;

       (iii)   the Fordham Road property located in the Bronx, New York;

        (iv)   the Flushing property located in Flushing, New York; and

         (v)   the Third Avenue property in the Bronx, New York.

       The occupancy rate of Alexander's operating properties was 95% and 69% as of December 31, 1996 and 1995, respectively.

    Non-operating properties to be redeveloped:

        (vi) the Lexington Avenue property which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York. This Property is owned by a limited partnership in which Alexander's is the general partner and owns approximately 92% of the limited partnership interests. Alexander's redevelopment plans include razing the existing building and developing a large, multi-use building, requiring capital expenditures in excess of $300 million. No development decisions have been finalized;

       (vii) the Paramus property which consists of 39.3 acres of land, including its former store building, located at the intersection of Routes 4 and 17 in Paramus, New Jersey. Approximately 9 acres located on the property's periphery are subject to condemnation by the State of New Jersey. Alexander's and the New Jersey Department of Transportation (the "DOT") are negotiating an agreement, pursuant to which the DOT will pay approximately $14.7 million for the acreage subject to condemnation and grant Alexander's the right to develop up to 550,000 square feet on the remaining acreage. The agreement with the DOT is subject to negotiation of final documentation and to certain municipal approvals. Alexander's is considering razing the existing building and developing a two or three level shopping center on the site. The estimated total cost of such redevelopment is between $60 million and $70 million. No development decisions have been finalized;

      (viii) the Kings Plaza Store, a 339,000 square foot anchor store, which is one of the two anchor stores at the Kings Plaza Mall Shopping Center. In January 1997, Sears leased 289,000 square feet at this location for use as a full-line department store expected to open in the last quarter of 1997, and

        (ix) Rego Park II, comprising one and one-half blocks of vacant land adjacent to the Rego Park I location.

               Vornado expects to provide a portion of the financing required for Alexander's redevelopment projects. None of the redevelopment plans for the non-operating properties above have been finalized. See Item 2. "Properties - Alexander's".

         In September 1995, Caldor, which leases the Fordham Road and Flushing properties from Alexander's, filed for protection under Chapter 11. Caldor accounted for approximately 36% and 56% of Alexander's consolidated revenues for the years ended December 31, 1996 and 1995, respectively. On February 11, 1997, Caldor announced that, subject to Bankruptcy Court approval, it expects to close its Fordham Road store in May 1997.

         The Company manages, develops and leases the Alexander's properties under a management and development agreement (the "Management Agreement") and a leasing agreement (the "Leasing Agreement") pursuant to which the Company receives annual fees from Alexander's.

         Alexander's common stock is listed on the New York Stock Exchange under the symbol "ALX".

         Interstate Properties

         As of December 31, 1996, Interstate Properties owned 24.4% of the common shares of beneficial interest of the Company and 27.1% of Alexander's common stock. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander's. Messrs. Mandelbaum and Wight are trustees of the Company and are also directors of Alexander's. Effective March 2, 1995, for a three-year period, the Company and Interstate Properties agreed not to own in excess of two-thirds of Alexander's common stock or enter into certain other transactions with Alexander's, without the consent of the independent directors of Alexander's.

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

         ENVIRONMENTAL REGULATIONS

         See "Note 11 - Contingencies" to the Consolidated Financial Statements at page 40.

         EMPLOYEES

         The Company employs 72 people.

         SEGMENT DATA

         The company operates in one business segment - real estate. See "Note 9
- Leases" to the Consolidated Financial Statements at page 39 for information on significant tenants. Vornado engages in no foreign operations.

ITEM 2.         VORNADO PROPERTIES

                The Company leases 27,000 square feet in Saddle Brook, New Jersey for use as it's executive offices

                The following table sets forth certain information as of December 31, 1996 relating to the properties owned by the Company

                                                LEASABLE BUILDING
                                                  SQUARE FOOTAGE
                                               --------------------
                            YEAR                           OWNED BY      NUMBER      AVERAGE               PRINCIPAL       LEASE
                         ORIGINALLY    LAND     OWNED/    TENANT ON        OF      ANNUALIZED               TENANTS      EXPIRATION/
                          DEVELOPED    AREA    LEASED BY  LAND LEASED    TENANTS    BASE RENT    PERCENT     (OVER          OPTION
           LOCATION      OR ACQUIRED  (ACRES)   COMPANY   FROM COMPANY   12/31/96  PER SQ.FT.(1)  LEASED  30,000 SQ.FT.)  EXPIRATION
------------------------------------------------------------------------------------------------------------------------------------
SHOPPING
CENTERS

NEW       Atlantic City     1965      17.7     135,774          --        --          --           --         --
 JERSEY
          Bordentown        1958      31.2     178,678          --         4       $6.54          100%   Bradlees(2)(3)    2001/2021
                                                                                                         Shop-Rite         2011/2016

          Bricktown         1968      23.9     259,888       2,764        19       10.22           99%   Caldor            2008/2028
                                                                                                         Shop-Rite         2002/2017

          Cherry Hill       1964      37.6     231,142      63,511        13        8.38           94%   Bradlees(2)(3)    2006/2026
                                                                                                         Drug Emporium        2002
                                                                                                         Shop & Bag        2007/2017
                                                                                                         Toys "R" Us       2012/2042

          Delran            1972      17.5     167,340       1,200         5        5.32           95%   Sam's Wholesale   2011/2021

          Dover             1964      19.6     172,673          --        12        5.87           97%   Ames              2017/2037
                                                                                                         Shop-Rite         2012/2022

          East Brunswick    1957      19.2     219,056      10,400         7       11.45          100%   Bradlees(3)       2003/2023
                                                                                                         Shoppers World    2007/2012
                                                                                                         T.J. Maxx            1999

          East Hanover      1962      24.6     271,066          --        16       10.21           97%   Home Depot        2009/2019
                                                                                                         Marshalls         2004/2009
                                                                                                         Pathmark          2001/2024
                                                                                                         Todays Man        2009/2014

          Hackensack        1963      21.3     207,548      59,249        19       14.75           96%   Bradkees(3)       2012/2017
                                                                                                         Pathmark          2014/2024
                                                                                                         Rickel Home       2003/2013
                                                                                                            Center

          Jersey City       1965      16.7     222,478       3,222        10       11.99           92%   Bradlees(3)       2002/2022
                                                                                                         Shop-Rite         2008/2028

          Kearny            1959      35.3      41,518      62,471         4        6.47           89%   Pathmark          2013/2033
                                                                                                         Rickel Home          2008
                                                                                                           Center

          Lawnside          1969      16.4     145,282          --          3       9.07          100%   Home Deposit      2012/2027
                                                                                                         Drug Emporium        2007

          Lodi              1975       8.7     130,000          --          1       8.50          100%   National          2013/2023
                                                                                                         Wholesale
                                                                                                           Liquidators

          Manalapan         1971      26.3     194,265       2,000          7       8.84          100%   Bradlees(3)       2002/2022
                                                                                                         Grand Union       2012/2022

          Marlton           1973      27.8     173,238       6,836         10       8.29          100%   Kohl's(2)(3)      2011/2031
                                                                                                         Shop-Rite         1999/2009

          Middletown        1963      22.7     179,584      52,000         21      12.25           96%   Bradlees(3)       2002/2022
                                                                                                         Grand Union       2009/2029

                                                                    LEASABLE BUILDING
                                                                     SQUARE FOOTAGE
                                                               ---------------------------
                                          YEAR                                OWNED BY       NUMBER          AVERAGE
                                       ORIGINALLY      LAND     OWNED/        TENANT ON         OF          ANNUALIZED
                                        DEVELOPED      AREA    LEASED BY     LAND LEASED     TENANTS        BASE RENT
               LOCATION                OR ACQUIRED   (ACRES)    COMPANY      FROM COMPANY    12/31/96     PER SQ. FT.(1)
-------------------------------------------------------------------------------------------------------------------------
               Morris Plains              1985         27.0      171,493         1,000           18            11.04
               North Bergen               1959          4.6        6,515        55,597            3            25.78
               North Plainfield (4)       1989         28.7      217,360             -           16             8.71
               Tolowa                     1957         40.5      201,471        93,613            8            15.96
               Turnersville               1974         23.3       89,453         6,513            3             5.98
               Union                      1962         24.1      257,045             -           12            17.48
               Vineland                   1966         28.0      143,257             -            4             6.95
               Watchung                   1959         53.8       49,979       115,660            6            17.80
               Woodbridge                 1959         19.7      232,755         3,614           10            13.00
NEW YORK       14th Street and Union
                 Square, Manhattan        1993          0.8      231,770             -            1             9.92
               Albany (Menands)           1965         18.6      140,529             -            2             6.35
               Buffalo (Amherst)(4)       1968         22.7      184,832       111,717           10             6.71
               Coram (4)                  1976          2.4      103,000             -            1             2.22
               Freeport                   1981         12.5      166,587             -            3            11.50
               New Hyde Park (4)          1976         12.5      101,454             -            1            13.55
               North Syracuse (4)         1976         29.4       98,434             -            1             2.74
               Rochester                  1971         15.0      147,812             -            1             5.86
                 (Henrietta)(4)
               Rochester                  1966         18.4      176,261             -            1             6.05
PENNSYLVANIA   Allentown                  1957         86.8      262,607       356,938           19             9.63
               Bensalem                   1972         23.2      208,174         6,714           13             7.49


                                                     PRINCIPAL                  LEASE
                                                      TENANTS                 EXPIRATION/
                                        PERCENT        (OVER                    OPTION
                                       LEASED(1)   30,000 SQ. FT.)            EXPIRATION
---------------------------------------------------------------------------------------------
               Morris Plains             97%       Caldor                       2002/2023
                                                   Shop-Rite                      2002

               North Bergen             100%       A & P                        2012/2032

               North Plainfield (4)      96%       KMart                        2006/2016
                                                   Pathmark                     2001/2011

               Tolowa                    97%       Bradlees (3)                 2013/2028
                                                   Home Depot                   2015/2025
                                                   Marshall's                   2007/2012

               Turnersville             100%       Bradlees (2)(3)              2011/2031

               Union                    100%       Bradlees (3)                 2002/2022
                                                   Toys "R" Us                    2015
                                                   Cost Cutter Drug               2000

               Vineland                  51%       Rickel Home Center           2005/2010

               Watchung                  96%       B J Wholesale                2024

               Woodbridge                96%       Bradlees (3)                 2002/2022
                                                   Foodtown                     2007/2014
                                                   Syms                           2000

NEW YORK       14th Street and Union    100%       Bradlees                     2019/2029
                 Square, Manhattan

               Albany (Menands)         100%       Fleet Bank                   2004/2014
                                                   Albany Public Mkts. (5)        2000

               Buffalo (Amherst)(4)      96%       Circuit City                   2017
                                                   Media Play                   2002/2017
                                                   MJ Design                    2006/2017
                                                   Toys "R" Us                    2013
                                                   TJ Maxx                        1999

               Coram (4)                100%       May Department Stores (5)      2011

               Freeport                 100%       Home Depot                   2011/2021
                                                   Cablevision                    2004

               New Hyde Park (4)        100%       Bradlees (6)                 2019/2029

               North Syracuse (4)       100%       Reisman Properties             2014

               Rochester                 47%       Hechinger (5)                2005/2025
                 (Henrietta)(4)

               Rochester                 41%       Hechinger (5)                2005/2025

PENNSYLVANIA   Allentown                 98%       Hechinger                    2011/2031
                                                   Shop-Rite                    2011/2021
                                                   Burlington Coat Factory        2017
                                                   Wal-Mart                     2024/2094
                                                   Sam's Wholesale              2024/2094
                                                   TJ Maxx                      1998/2008

               Bensalem                  89%       (2) (3)                      2011/2031
                                                   Shop-Rite                    2011/2031

                                                                  LEASABLE BUILDING
                                                                   SQUARE FOOTAGE
                                                               ------------------------
                                         YEAR                               OWNED BY      NUMBER        AVERAGE
                                       ORIGINALLY       LAND    OWNED/       TENANT ON       OF         ANNUALIZED
                                        DEVELOPED       AREA   LEASED BY    LAND LEASED    TENANTS      BASE RENT     PERCENT
                LOCATION               OR ACQUIRED     (ACRES)  COMPANY     FROM COMPANY   12/31/96   PER SQ. FT.(1)  LEASED(1)
-------------------------------------------------------------------------------------------------------------------------------
                Bethlehem                  1966         23.0   157,212           2,654        12            4.76         78%

                Broomall                   1966         21.0   145,776          22,355         5            8.31        100%

                Glenolden                  1975         10.0   101,235              --         3           14.75        100%

                Lancaster                  1966         28.0   179,982              --         7            4.28         50%

                Levittown                  1964         12.8   104,448              --         1            5.98        100%

                10th and Market
                 Streets, Philadelphia     1994          1.8   271,300              --         2            7.94         62%

                Upper Moreland             1974         18.6   122,432              --         1            7.50        100%

                York                       1970         12.0   113,294              --         3            4.64        100%

MARYLAND        Baltimore (Belair Rd)      1962         16.0   205,723              --         3            4.83        100%



                Baltimore (Towson)         1968         14.6   146,393           6,800         7            9.62        100%



                Baltimore (Dundalk)        1966         16.1   183,361              --        17            6.48         97%


                Glen Burnie                1958         21.2   117,369           3,100         4            5.90         78%

                Hagerstown                 1966         13.9   133,343          14,965         6            3.01        100%

CONNECTICUT     Newington                  1965         19.2   134,229          45,000         4            6.24        100%


                Waterbury                  1969         19.2   139,717           2,645        10            7.64        100%



MASSACHUSETTS   Chicopee                   1969         15.4   112,062           2,851         3            4.85         93%

                Milford(4)                 1976         14.7    83,000              --         1            5.26        100%

                Springfield                1966         17.4     8,016         117,044         2           11.25        100%

TEXAS           Lewisville                 1990         13.3    34,893           1,204        14           13.60         88%

                Mesquite                   1990          5.5    71,246              --        14           13.90         95%

                Dallas                     1990          9.9    99,733              --         8            9.25         80%

                                                     -------  ---------      ---------       ---           -----         ---
                Total Shopping Centers               1,182.1  8,785,082      1,233,637       411            9.09         90%
                                                     -------  ---------      ---------       ---           -----         ---




                                              PRINCIPAL                  LEASE
                                               TENANTS                 EXPIRATION/
                                               (OVER                     OPTION
                LOCATION                  30,000 SQ. FT.)              EXPIRATION
-------------------------------------------------------------------------------------------------------------------------------
                Bethlehem                 Pathmark                      2000/2023
                                          Super Petz                    2005/2015

                Broomall                  Bradlees(2)(3)                2006/2026

                Glenolden                 Bradlees(2)(3)                2012/2022

                Lancaster                 Weis Markets                  1998/2018

                Levittown                 (2)(3)                        2006/2026

                10th and Market
                 Streets, Philadelphia    Kimco Realty Corporation      2010/2035

                Upper Moreland            Sam's Wholesale(2)            2010/2015

                York                      Builders Square               2009/2018

MARYLAND        Baltimore (Belair Rd)     Big B Food                    1999/2004
                                          Warehouse Y? Innovatyve       2002/2007

                Baltimore (Towson)        Staples                         2004
                                          Cost Saver Supermarket        2000/2020
                                          Drug Emporium                 1999/2004

                Baltimore (Dundalk)       A&P                           1997/2017
                                          Ollie's                       1998/2008
                                          Manor Shops                     1998

                Glen Burnie               Pathmark Stores, Inc(5)         2005

                Hagerstown                Big Lots                      2002/2012
                                          Pharmhouse                    2008/2012
                                          Weis Markets                  1999/2009

CONNECTICUT     Newington                 (3)                           2002/2022
                                          The Wiz                       2007/2027

                Waterbury                 Toys "R" Us                     2010
                                          Shaws Supermarkets            2003/2018

MASSACHUSETTS   Chicopee                  Bradlees(3)                   2002/2022

                Milford(4)                Bradlees(3)                   2004/2009

                Springfield               Wal*Mart                      2018/2092

TEXAS           Lewisville                Albertson's(7)                  2055

                Mesquite

                Dallas                    Albertson's(7)                  2055

                Total Shopping Centers

                                                                 LEASABLE BUILDING
                                                                   SQUARE FOOTAGE
                                                              --------------------------
                                   YEAR                                      OWNED BY       NUMBER        AVERAGE
                                 ORIGINALLY        LAND         OWNED/       TENANT ON        OF         ANNUALIZED
                                  DEVELOPED        AREA       LEASED BY     LAND LEASED     TENANTS      BASE RENT         PERCENT
                   LOCATION      OR ACQUIRED     (ACRES)       COMPANY      FROM COMPANY    12/31/96   PER SQ. FT.(1)     LEASED(1)
------------------------------------------------------------------------------------------------------------------------------------
WAREHOUSE/     E. Brunswick          1972         16.1          325,800            --            2        2.17               97%
 INDUSTRIAL

               E. Hanover       1963-1967         45.5          941,429            --           12        3.64               94%

               Edison                1982         18.7          272,071            --            1        2.75              100%

               Garfield              1959         31.6          486,620            --            3        3.46               38%

               Total Warehouse'                -------       ----------     ---------       ------      ------           -------
                 Industrial                      111.9        2,025,920            --           18        3.19               81%
                                               -------       ----------     ---------       ------      ------           -------
OTHER          Paramus(4)            1987          3.4          118,225            --           25       17.29               65%
PROPERTIES

               Montclair             1972          1.6           16,928            --            1       17.00              100%

               Rahway(4)             1972           --           32,000            --            1        4.88              100%

               Manhattan, NY(8)      1966          0.5          149,000            --            1        7.65              100%
                                               -------       ----------     ---------       ------      ------           -------
               Total Other                         5.5          316,153            --           28       10.61               87%
                 Properties                    -------       ----------     ---------       ------      ------           -------

               Grand Total                     1,299.5       11,127,155     1,233,637          457       $8.13               89%
                                               =======       ==========     =========       ======      ======           ======

                                         PRINCIPAL          LEASE
                                          TENANTS         EXPIRATION/
                                           (OVER             OPTION
                   LOCATION            30,000 SQ. FT.)    EXPIRATION
----------------------------------------------------------------------
WAREHOUSE/     E. Brunswick           Popsicle Playwear    2000/2005
 INDUSTRIAL                           IFB Apparel          2001/2006

               E. Hanover             Various Tenants

               Edison                 White Cons. Ind.     1998/2001

               Garfield               Popular Services       2007
                                       of Various Tenants
               Total Warehouse'
                 Industrial

OTHER          Paramus(4)
PROPERTIES

               Montclair

               Rahway(4)

               Manhattan, NY(8)        American Broadcasting   1999
                                        Companies
               Total Other
                 Properties

               Grand Total

(1) Average annualized base rent per square foot does not include ground leases (which leases are included in percent leased) or rent for leases which had not commenced as of December 31, 1996.

(2) Montgomery Ward & Co., Inc. (a previous lessor) remains liable on such lease including the rent it was obligated to pay -- approximately 70%.

(3) These leases are either fully guaranteed by Stop & Shop, a wholly-owned subsidiary of Royal Ahold NV, or in the case of Totowa, guaranteed as to 70% of rent .

(4) Ground and/or building leasehold interest.

(5) The tenant has ceased operations at these locations but continues to pay rent.

(6) Bradlees received Bankruptcy Court approval in January 1997 to close this store.

(7) Square footage excludes Albertson's which owns its land and building.

(8) The Company owns a 50% interest in this property.

Item 2.        ALEXANDER'S PROPERTIES

                The following table shows the location, approximate size and leasing status as of December 31, 1996 of each of Alexander's properties.

                                                             APPROXIMATE
                                            APPROXIMATE    BUILDING SQUARE     AVERAGE                                LEASE
                                            LAND SQUARE       FOOTAGE/        ANNUALIZED                           EXPIRATION/
                                           FOOTAGE ("SF")      NUMBER          BASE RENT       PERCENT               OPTION
   LOCATION                    OWNERSHIP     OR ACREAGE      OF FLOORS       PER SQ. FOOT (1)   LEASED  TENANTS    EXPIRATION
------------------------------------------------------------------------------------------------------------------------------
OPERATING PROPERTIES

 NEW YORK:
  Rego Park - Queens           Owned          4.8 acres     351,000/3 (2)     $27.79           96%    Bed Bath &          (3)
                                                                                                       Beyond
                                                                                                      Circuit City        (3)
                                                                                                      Marshalls        2008/2021
                                                                                                      Sears               2021

  Kings Plaza Shopping Center  50%            24.3 acres    427,000/2 (2)(4)  31.19            84%    120 Tenants       Various
   & Marina (Kings Plaza Mall) Owned
   Brooklyn

  Fordham Road - Bronx         Owned          92,211 SF     303,000/5         11.54           100%    Caldor (5)       2013/2028

  Flushing - Queens            Leased         44,975 SF     177,000/4 (2)     16.35           100%    Caldor             2027

  Third Avenue - Bronx         Owned          60,451 SF     173,000/4          4.33           100%    An affiliate of    2023
                                                            1,431,000                                 Conway


REDEVELOPMENT PROPERTIES

  Lexington Avenue-Manhattan   92%            84,420 SF     591,000/6 (6)
                               Owned

  Kings Plaza Store-Brooklyn   Owned         Included in    339,000/4                                 Sears               (3)
                                             Shopping
                                             Center
                                             above

  Rego Park II - Queens        Owned         6.6 acres          --


NEW JERSEY:
  Paramus, New Jersey          Owned         39.3 acres(7) 340,000/3 (6)

(1) Average annualized base rent per square foot does not include rent for leases which had not commenced as of December 31, 1996.
(2) Excludes parking garages operated for the benefit of Alexander's.
(3) The Circuit City and Bed Bath & Beyond leases are expected to commence in the first half of 1997. The Sears lease is expected to commence in the last quarter of 1997.
(4) Excludes approximately 150,000 square feet of enclosed, common area space.
(5) On February 11, 1997, Caldor announced that, subject to Bankruptcy Court approval, it expects to close this store in May 1997.
(6) Alexander's is evaluating redevelopment plans for these sites which may involve razing the existing buildings.
(7) Approximately 9 acres are subject to condemnation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

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

                                       Principal Occupation, Position and Office (current
                                       and during past five years with Vornado unless
     Name                    Age       otherwise stated)
     ----                    ---       --------------------------------------------------


Steven Roth                    55      Chairman of the Board, Chief Executive Officer and
                                       Chairman of the Executive Committee of the Board; the
                                       Managing General Partner of Interstate Properties, a
                                       developer and operator of shopping centers and an investor in securities and partnerships; Chief Executive Officer of
                                       Alexander's, Inc. since March 2, 1995 and a Director since
                                       1989; Director of Insituform Technologies, Inc.

Michael D. Fascitelli          40      President and a Trustee since December 2, 1996; Director of
                                       Alexander's, Inc. since December 2, 1996; Partner at
                                       Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to December 1996; and Vice President
                                       at Goldman, Sachs & Co., prior to December 1992.

Richard T. Rowan               50      Vice President - Real Estate

Joseph Macnow                  51      Vice President - Chief Financial Officer; Vice President -
                                       Chief Financial Officer of Alexander's, Inc. since August
                                       1995

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



Vornado's common shares are traded on the New York Stock Exchange.

Quarterly price ranges of the common shares and dividends per share paid for the years ended December 31, 1996 and 1995 were as follows:


--------------------------------------------------------------------------------

               YEAR ENDED                                   YEAR ENDED
            DECEMBER 31, 1996                            DECEMBER 31, 1995
--------------------------------------------------------------------------------

Quarter      High      Low     Dividends             High      Low     Dividends

--------------------------------------------------------------------------------


1st         $38.38    $35.63     $.61               $36.25     $33.88    $.56

2nd          41.50     37.13      .61                36.00      32.63     .56

3rd          42.13     40.50      .61                39.00      34.75     .56

4th          52.88     40.50      .61                37.88      34.38     .56
--------------------------------------------------------------------------------


   The approximate number of record holders of common shares of Vornado at December 31, 1996, was 2,000.

                                     PART II


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



==================================================================================================================================

                                                                                    Year Ended December 31,

                                                                 1996          1995           1994           1993           1992
----------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA                                                         (in thousands, except share and per share amounts)
  Revenues:
    Property rentals                                       $    87,424    $    80,429    $    70,755    $    67,213    $    63,186
    Expense reimbursements                                      26,644         24,091         21,784         19,839         17,898
    Other income                                                 2,819          4,198          1,459          1,738            913
----------------------------------------------------------------------------------------------------------------------------------
  Total Revenues                                               116,887        108,718         93,998         88,790         81,997
----------------------------------------------------------------------------------------------------------------------------------
  Expenses:
   Operating                                                    36,412         32,282         30,223         27,994         27,587
   Depreciation and amortization                                11,589         10,790          9,963          9,392          9,309
   General and administrative                                    5,167          6,687          6,495          5,890          4,612
   Amortization of officer's deferred
    compensation expense                                         2,083           --             --             --             --
   Costs incurred in connection with the merger
    Vornado, Inc. into Vornado Realty Trust                       --             --             --              856           --
   Cost incurred upon exercise of a stock option
    by an officer and subsequent repurchase of
    a portion of the shares                                       --             --             --             --           15,650
----------------------------------------------------------------------------------------------------------------------------------
  Total Expenses                                                55,251         49,759         46,681         44,132         57,158
----------------------------------------------------------------------------------------------------------------------------------
  Operating income                                              61,636         58,959         47,317         44,658         24,839
  Income (loss) applicable to Alexander's:
    Equity in income (loss)                                      1,679         (1,972)          --             --             --
    Depreciation                                                  (571)          (417)          --             --             --
    Interest income on loan                                      6,848          6,343           --             --             --
  Income from investment in and advances to
    Vornado Management Corp.                                     1,855            788           --             --             --
  Interest income on mortgage note receivable                    2,579           --             --             --             --
  Interest and dividend income                                   3,151          5,439          7,489         11,620          8,555
  Interest and debt expense                                    (16,726)       (16,426)       (14,209)       (31,155)       (33,910)
  Net gain on marketable securities                                913            294            643            263          2,779
----------------------------------------------------------------------------------------------------------------------------------
  Income from continuing operations before
   income taxes                                                 61,364         53,008         41,240         25,386          2,263
  Provision (benefit) for income taxes                            --             --             --           (6,369)         1,080
----------------------------------------------------------------------------------------------------------------------------------
  Income from continuing operations                        $    61,364    $    53,008    $    41,240    $    31,755    $     1,183
==================================================================================================================================
  Weighted average number
   of shares outstanding                                    24,603,442     23,579,669     21,853,720     19,790,448     16,559,330
  Income per share from
   continuing operations                                   $      2.49    $      2.25    $      1.89    $      1.60    $       .07
  Cash dividends declared                                         2.44           2.24           2.00           1.50*          1.15

* Does not include special dividend of $3.36 per share of accumulated earnings and profits paid in June 1993.

BALANCE SHEET DATA
  As at:
  Total assets                                             $   565,204    $   491,496    $   393,538    $   385,830    $   420,616
  Real estate, at cost                                         397,298        382,476        365,832        340,415        314,651
  Accumulated depreciation                                     151,049        139,495        128,705        118,742        111,142
  Debt                                                         232,387        233,353        234,160        235,037        341,701
  Shareholders' equity (deficit)                               276,257        194,274        116,688        115,737         (3,242)
----------------------------------------------------------------------------------------------------------------------------------

===========================================================================================================================

                                                                                  Year Ended December 31,

                                                                   1996         1995         1994         1993         1992
---------------------------------------------------------------------------------------------------------------------------

OTHER DATA
 Funds from operations (1):
 Income from continuing operations before income
  taxes                                                       $  61,364    $  53,008    $  41,240    $  25,386    $   2,263
   Depreciation and amortization of real property                10,583       10,019        9,192        8,842        8,778
   Straight-lining of rental income                              (2,676)      (2,569)      (2,181)      (2,200)      (2,200)
   Leasing fees received in excess of income recognized           1,805        1,052         --           --           --
   Losses/(gains) on sale of securities available for sale         --            360          (51)        (263)        (846)
   Proportionate share of adjustments to Alexander's income
     (loss) to arrive at Alexander's funds from operations       (1,760)         539         --           --           --
   Costs incurred in connection with
    the merger/upon exercise of a stock option                     --           --           --            856       15,650
---------------------------------------------------------------------------------------------------------------------------
 Funds from operations                                        $  69,316    $  62,409    $  48,200    $  32,621    $  23,645
===========================================================================================================================

 Cash flow provided by (used in):
  Operating activities                                        $  70,703    $  62,882    $  46,948    $  27,725    $  17,607


  Investing activities                                        $  14,912    $(103,891)   $ (15,434)   $   1,350    $  14,800


  Financing activities                                        $ (15,046)   $  36,577    $ (32,074)   $ (56,433)   $   4,384

===========================================================================================================================


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================


RESULTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 1996
  AND DECEMBER 31, 1995

The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income, were $116,887,000 in 1996, compared to $108,718,000 in 1995, an increase of $8,169,000 or 7.5%.

Property rentals from shopping centers were $80,001,000 in 1996, compared to $74,255,000 in 1995, an increase of $5,746,000 or 7.7%. Of this increase, (i)
$3,800,000 resulted from rental step-ups in existing tenant leases which are not subject to the straight-line method of revenue recognition and (ii) $2,000,000 resulted from expansions and an acquisition. Property rentals received from new tenants were approximately the same as property rentals lost from vacating tenants. Percentage rent included in property rentals was $936,000 in 1996, compared to $959,000 in 1995.

Property rentals from the remainder of the portfolio were $7,423,000 in 1996, compared to $6,174,000 in 1995, an increase of $1,249,000 or 20.2%. Of this increase, $650,000 resulted from the purchase of an office building in June 1996.

Tenant expense reimbursements were $26,644,000 in 1996, compared to $24,091,000 in 1995, an increase of $2,553,000. This increase reflects a corresponding increase in operating expenses passed through to tenants.

Other income was $2,819,000 in 1996, compared to $4,198,000 in 1995, a decrease of $1,379,000. This decrease resulted primarily from (i) including management and development fee income from Alexander's in "Income from investment in and advances to Vornado Management Corp." ("VMC") rather than in "Other income" for a full year in 1996, compared to six months in 1995 and (ii) the recognition of leasing fee income in the first quarter of 1995 from Alexander's of $915,000 applicable to 1993 and 1994 (no leasing fee income was recognized prior to 1995 because required conditions had not been met), partially offset by (iii) the increase in management, development and leasing fees from Interstate Properties.

Operating expenses were $36,412,000 in 1996, compared to $32,282,000 in 1995, an increase of $4,130,000. Of this increase, (i) $3,100,000 were passed through to tenants and consisted of higher snow removal costs of $1,500,000, increased real estate taxes of $1,000,000 and other common area maintenance expense increases of $600,000 and (ii) $500,000 resulted from increases in rent expense and other property expenses. In addition, in 1995 operating expenses were partially offset by real estate tax refunds and other miscellaneous income of approximately $500,000.

Depreciation and amortization expense increased by $799,000 in 1996, compared to 1995, as a result of expansions and an acquisition.

General and administrative expenses were $5,167,000 in 1996, compared to $6,687,000 in 1995, a decrease of $1,520,000. This decrease resulted primarily from a reduction in corporate office expenses caused by the third quarter 1995 assignment of the Company's Management and Development Agreement with Alexander's to VMC.

In December 1996, the Company recognized an expense of $2,083,000, representing one month's amortization of the $25,000,000 deferred payment due to the Company's President. The balance of the deferred payment will be amortized in 1997.

Income applicable to Alexander's (loan interest income, equity in income
(loss) and depreciation) was $7,956,000 for the year ended December 31, 1996, compared to $3,954,000 in the prior year, an increase of $4,002,000. This increase resulted from (i) lower operating losses at Alexander's caused by the commencement of rent at the Rego Park I property in March 1996, (ii) the recognition of $2,053,000 of non-recurring income as a result of the reversal of a liability which is no longer required and (iii) interest income on the loan to Alexander's for a full year in 1996, compared to a ten month period in 1995. The Company believes that its share of Alexander's losses (which are non-cash), combined with its fee income and interest income, will not have a negative effect on its results of operations, liquidity and financial condition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

================================================================================

In July 1995, the Company assigned its Management Agreement with Alexander's to VMC. In exchange, the Company received 100% of the non-voting preferred stock of VMC which entitles it to 95% of the economic benefits of VMC through distributions. In addition, the Company lent $5,000,000 to VMC for working capital purposes under a three-year term loan bearing interest at the prime rate plus 2%. VMC is responsible for its pro-rata share of compensation and fringe benefits of employees and 30% of other expenses which are common to both Vornado and VMC. Income from investment in and advances to VMC was $1,855,000 for the year ended December 31, 1996, compared to $788,000 for the period from July 6th to December 31, in 1995. Income from investment in and advances to VMC for the year ended December 31, 1996 reflects additional fee income earned by VMC in the first quarter of 1996 relating to the substantial completion of the redevelopment of Alexander's Rego Park I property.

Investment income (interest income on mortgage note receivable, interest and dividend income and net gains/(losses) on marketable securities) was $6,643,000 for 1996, compared to $5,733,000 in 1995, an increase of $910,000 or 15.9%. This increase resulted from higher net gains on marketable securities and the yield earned on the mortgage note receivable exceeding the yield earned on the investment of such funds in 1995.

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

Property rentals from shopping centers were $74,255,000 in 1995, compared to $64,665,000 in 1994, an increase of $9,590,000 or 14.8%. Of this increase, (i)
$6,067,000 resulted from expansions of shopping centers and acquisitions of retail properties, (ii) $2,823,000 resulted from rental step-ups in existing tenant leases which are not subject to the straight-line method of revenue recognition and (iii) $628,000 resulted from property rentals received from new tenants exceeding property rentals lost from vacating tenants. Percentage rent included in property rentals was $959,000 in 1995, compared to $887,000 in 1994.

Property rentals from the remainder of the portfolio were $6,174,000 in 1995, compared to $6,090,000 in 1994, an increase of $84,000 or 1.4%.

Tenant expense reimbursements were $24,091,000 in 1995, compared to $21,784,000 in 1994, an increase of $2,307,000. This increase reflects a corresponding increase in operating expenses passed through to tenants.

Other income was $4,198,000 in 1995, compared to $1,459,000 in 1994, an increase of $2,739,000. This increase resulted primarily from the fee income recognized in connection with the Management Agreement and Leasing Agreement with Alexander's including $915,000 applicable to 1993 and 1994 recognized in the first quarter of 1995 (no leasing fee income was recognized prior to 1995 because required conditions had not been met). In addition to the Management Agreement fee income included in other income in 1995, $2,250,000 of such fees was earned in 1995 by VMC and is included in the caption "Income from investment in and advances to Vornado Management Corp." in the Consolidated Statements of Income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

================================================================================

Operating expenses were $32,282,000 in 1995, compared to $30,223,000 in 1994, an increase of $2,059,000. Of this increase (i) $1,484,000 resulted from real estate taxes from expansions and acquisitions, which were passed through to tenants, and (ii) $258,000 resulted from bad debt expenses primarily due to tenant bankruptcies.

Depreciation and amortization expense increased by $827,000 in 1995, compared to 1994, primarily as a result of property expansions.

General and administrative expenses were $6,687,000 in 1995, compared to $6,495,000 in 1994, an increase of $192,000. This increase is the net of increases from (i) payroll expenses of $1,017,000, (due to additions to staff and bonuses), and (ii) professional fees and other corporate office expenses of $305,000, offset by (iii) the reduction in expense of $1,130,000 resulting from the assignment of the Company's Management Agreement with Alexander's to VMC in the third quarter of 1995.

For the period from March 2, 1995 through December 31, 1995, Vornado's equity in Alexander's losses amounted to $1,972,000. In addition, during the same period the Company recognized interest income on its loan to Alexander's of $6,343,000 and fee income from its Management Agreement and Leasing Agreement with Alexander's of $2,973,000 (excluding $2,250,000 earned by VMC).

Income from investment in and advances to VMC consists of dividend income of $565,000 and interest income of $223,000.

Investment income was $5,733,000 for 1995, compared to $8,132,000 in 1994, a decrease of $2,399,000 or 29.5%. This decrease was caused by (i) lower interest income resulting from the use of cash for the Alexander's investment and (ii) net gains on marketable securities being $349,000 less than in the prior year.

Interest and debt expense was $16,426,000 in 1995, compared to $14,209,000 in 1994, an increase of $2,217,000 or 15.6%. Of this increase, $1,046,000 resulted from borrowings under the revolving credit facility to temporarily fund the investment in Alexander's and $1,134,000 resulted from a decrease in interest capitalized during construction.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS FOR THE YEARS ENDED
  DECEMBER 31, 1996, 1995 AND 1994

Year Ended December 31, 1996
Cash flows provided by operating activities of $70,703,000 was comprised of (i) net income of $61,364,000 and (ii) adjustments for non-cash items of $9,972,000, less (iii) the net change in operating assets and liabilities of $633,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $12,586,000 and amortization of deferred officers compensation expense of $2,083,000, partially offset by the effect of straight-lining of rental income of $2,676,000 and equity in income from Alexander's of $1,108,000. The net change in "Leasing fees receivable" and "Deferred leasing fee income" included in item (iii) above reflects a decrease of $1,717,000 resulting from the rejection of a lease by an Alexander's tenant in March 1996 and an increase of $1,738,000 resulting from the releasing of a portion of this space. "Leasing fees receivable" of $2,500,000 were collected during this period.

Net cash provided by investing activities of $14,912,000 was comprised of (i) proceeds from sale or maturity of securities available for sale of $46,734,000, partially offset by (ii) the Company's investment in a mortgage note receivable of $17,000,000 and (iii) capital expenditures of $14,822,000 (including $8,923,000 for the purchase of an office building).

Net cash used in financing activities of $15,046,000 was primarily comprised of
(i) dividends paid of $59,558,000, (ii) the net repayment of borrowings on U.S. Treasury obligations of $34,239,000, (iii) the net repayment on mortgages of $966,000, partially offset by (iv) net proceeds from the issuance of common shares of $73,060,000 and (v) the proceeds from the exercise of stock options of $6,657,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

================================================================================
Year Ended December 31, 1995
Cash flows provided by operating activities of $62,882,000 was comprised of: (i) net income of $53,008,000 and (ii) adjustments for non-cash items of $11,305,000 less (iii) the net change in operating assets and liabilities of $1,431,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $11,779,000, plus equity in loss of Alexander's of $2,389,000, partially offset by the effect of straight-lining of rental income of $2,569,000. Further, during this period in connection with the Alexander's transaction, "Leasing fees and other receivables" increased by $7,656,000 and "Deferred leasing fee income" correspondingly increased by $8,888,000. These amounts have been included in "Changes in assets and liabilities: other" in the Consolidated Statements of Cash Flows and are part of the net change in operating assets and liabilities shown in item (iii) above.

Net cash used in investing activities of $103,891,000 was comprised of (i) the Company's investment in and advances to Alexander's of $100,482,000, (ii) capital expenditures of $16,644,000, (iii) a loan to VMC of $5,074,000 and (iv) purchases of securities available for sale of $4,027,000, partially offset by
(v) the net proceeds from the sale of securities available for sale of $22,336,000.

Net cash provided by financing activities of $36,577,000 was primarily comprised of (i) net proceeds from issuance of common shares of $79,831,000, and (ii) net borrowings on U.S. Treasury obligations of $9,600,000, partially offset by (iii) dividends paid of $52,875,000.

Year Ended December 31, 1994
Cash flows provided by operating activities of $46,948,000 was comprised of: (i) net income of $41,240,000, and (ii) adjustments for non-cash items of $8,015,000, less (iii) the net change in operating assets and liabilities of $2,307,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $10,839,000, partially offset by the effect of straight-lining of rental income of $2,181,000.

Net cash used in investing activities of $15,434,000 was comprised of capital expenditures of $25,417,000, partially offset by proceeds from the sale of securities available for sale of $9,983,000.

Net cash used in financing activities of $32,074,000 was primarily comprised of dividends paid of $43,236,000, partially offset by borrowings on U.S. Treasury obligations of $11,428,000.

  FUNDS FROM OPERATIONS FOR THE YEARS
  ENDED DECEMBER 31, 1996 AND 1995

Management considers funds from operations an appropriate supplemental measure of the Company's operating performance. Funds from operations were $69,316,000 in 1996, compared to $62,409,000 in 1995, an increase of $6,907,000 or 11.1%.
The following table reconciles funds from operations and net income:

                                   Year Ended December 31,
                             --------------------------------
                                  1996                1995
                             ------------        ------------

Net income                   $ 61,364,000        $ 53,008,000
Depreciation and
 amortization of real
 property                      10,583,000          10,019,000
Straight-lining of
 property rentals              (2,676,000)         (2,569,000)
Leasing fees
 received in excess
 of income
 recognized                     1,805,000           1,052,000
Loss on sale of
 securities available
 for sale                            --               360,000
Proportionate share
 of adjustments
 to Alexander's income
 (loss) to arrive at
 Alexander's funds
 from operations               (1,760,000)            539,000
                             ------------        ------------
Funds from
 operations *                $ 69,316,000        $ 62,409,000
                             ============        ============

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

                               Year Ended December 31,
                           --------------------------------
                              1996                1995
                           ------------       -------------

Operating activities       $ 70,703,000       $  62,882,000
                           ============       =============

Investing activities       $ 14,912,000       $(103,891,000)
                           ============       =============

Financing activities       $(15,046,000)      $  36,577,000
                           ============       =============


Bradlees accounted for 22% of property rentals for the year ended December 31, 1996. In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company currently leases 17 locations to Bradlees. Of these locations, 14 are fully guaranteed by Stop & Shop Companies, Inc. ("Stop & Shop"), a wholly-owned subsidiary of Royal Ahold NV, a leading international food retailer, and one is guaranteed as to 70% of the rent. During 1996, Bradlees rejected three leases and assigned one lease to Kohl's Department Stores, Inc. These four leases are fully guaranteed by Stop & Shop. In January 1997, Bradlees received Bankruptcy Court approval to close one of the two stores whose leases are not guaranteed by Stop & Shop. Montgomery Ward & Co., Inc. remains liable with respect to the rent it was obligated to pay as a previous lessor on eight of the leases guaranteed by Stop & Shop - approximately 70% of current rent.

In January 1996, the Company provided $17 million of debtor-in-possession financing to Rickel which is operating under Chapter 11 of the Bankruptcy Code. The loan is secured by 27 of Rickel's leasehold properties and has a remaining term through January 1998, plus a one year extension, but is due not later than the date on which Rickel's plan of reorganization is confirmed. The loan bears interest at 13% per annum and at a fixed rate of LIBOR plus 7.50% for the extension period. In addition, the Company receives a loan origination fee of 2% for each year the loan is outstanding.

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

Alexander's has disclosed in its annual report on Form 10-K for the year ended December 31, 1996, that its current operating properties (five of its nine properties) do not generate sufficient cash flow to pay all of its expenses, and that its four non-operating properties (Lexington Avenue, Paramus, the Kings Plaza Store and Rego Park II) are in various stages of redevelopment. As rents commence from a portion of the redevelopment properties, Alexander's expects that cash flow will become positive.

Alexander's estimates that the fair market values of its assets are substantially in excess of their historical cost and that there is additional borrowing capacity. Alexander's continues to evaluate its needs for capital, which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

================================================================================


sales. Further, Alexander's may receive proceeds from condemnation proceedings of a portion of its Paramus property. Although there can be no assurance, Alexander's believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow. Vornado expects to provide a portion of the financing required for Alexander's redevelopment projects. None of the redevelopment plans for the non-operating properties have been finalized.

At December 31, 1996, the Company had no borrowings outstanding under its unsecured revolving credit facility which provides for borrowings of up to $75,000,000. Average borrowings were $8,740,000 during 1996 and $12,500,000 during 1995. Borrowings bear annual interest, at the Company's election, at LIBOR plus 1.35% or the higher of the federal funds rate plus .50% or the prime rate.

On December 2, 1996, Michael D. Fascitelli became the President of the Company and was elected to the Company's Board. Mr. Fascitelli signed a five year employment contract under which, in addition to his annual salary, he received a deferred payment consisting of $5,000,000 in cash and a $20,000,000 convertible obligation payable at the Company's option in 459,770 of its Common Shares or the cash equivalent of their appreciated value. Accordingly, cash of $5,000,000 and 459,770 Common Shares are being held in an irrevocable trust. The deferred payment obligation to Mr. Fascitelli vests as of December 2, 1997. Further, Mr. Fascitelli was granted options for 1,750,000 Common Shares of the Company.

On December 23, 1996, the Company completed the sale of 1,500,000 common shares in a public offering, which net of expenses generated approximately $73,100,000. $10,000,000 of the proceeds was used to repay debt under the Company's revolving credit facility. The remaining proceeds will be used for general corporate purposes.

The Company anticipates that cash from continuing operations, net liquid assets, borrowings under its revolving credit facility and/or proceeds from the issuance of securities under the Company's shelf registration statement will be adequate to fund its business operations, capital expenditures, continuing debt obligations and the payment of dividends.

ECONOMIC CONDITIONS

At December 31, 1996, approximately 80% of the square footage of the Company's shopping centers was leased to large stores (over 20,000 square feet). The Company's large store tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price. The Company believes that this tenant mix mitigates the effects on its properties of adverse changes in general economic conditions. However, demand for retail space continues to be impacted by the bankruptcy of a number of retail companies and a general trend toward consolidation in the retail industry which could adversely affect the ability of the Company to attract or retain tenants.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                          Page

       Independent Auditors' Report                                         24

       Consolidated Balance Sheets as at December 31, 1996 and 1995         25

       Consolidated Statements of Income for the years ended
       December 31, 1996, 1995 and 1994                                     27

       Consolidated Statements of Shareholders' Equity
       for the years ended December 31, 1996, 1995 and 1994                 28

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994                                     29

       Notes to Consolidated Financial Statements                           30


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

INDEPENDENT AUDITORS' REPORT



Shareholders and Board of Trustees
Vornado Realty Trust
Saddle Brook, New Jersey

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 12, 1997

CONSOLIDATED BALANCE SHEETS

===========================================================================================
(amounts in thousands except share amounts)           DECEMBER 31, 1996   December 31, 1995

-------------------------------------------------------------------------------------------
ASSETS:
Real estate, at cost:
      Land                                                 $ 61,278           $ 61,278
      Buildings and improvements                            327,485            314,265
      Leasehold improvements and equipment                    8,535              6,933
-------------------------------------------------------------------------------------------
            Total                                           397,298            382,476
-------------------------------------------------------------------------------------------
      Less accumulated depreciation and
         amortization                                       151,049            139,495
-------------------------------------------------------------------------------------------
            Real estate, net                                246,249            242,981
-------------------------------------------------------------------------------------------
Cash and cash equivalents, including U.S.
  government obligations under
  repurchase agreements of $17,036 and $12,575               89,696             19,127
Marketable securities                                        27,549             70,997
Investment in and advances to Alexander's, Inc.             107,628            109,686
Investment in and advances to Vornado
  Management Corp.                                            5,193              5,074
Due from officer                                              8,418              8,418
Accounts receivable, net of allowance for
  doubtful accounts of $575 and $578                          9,786              7,086
Officer's deferred compensation expense                      22,917               --
Mortgage note receivable                                     17,000               --
Receivable arising from the straight-lining of rents         17,052             14,376
Other assets                                                 13,716             13,751




-------------------------------------------------------------------------------------------
                                                           $565,204           $491,496
===========================================================================================

=============================================================================================

(amounts in thousands except share amounts)            DECEMBER 31, 1996    December 31, 1995
---------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes and mortgages payable                                $ 232,387            $ 233,353
Due for U.S. Treasury Obligations                              9,636               43,875
Accounts payable and accrued expenses                          9,905                6,545
Deferred leasing fee income                                    8,373                8,888
Officer's deferred compensation payable                       25,000                 --
Other liabilities                                              3,646                4,561

---------------------------------------------------------------------------------------------
          Total liabilities                                  288,947              297,222

---------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
       Preferred shares of beneficial interest:
          no par value per share; authorized,
          1,000,000 shares; issued, none
       Common shares of beneficial interest:
          $.04 par value per share; authorized,
          50,000,000 shares; issued, 26,547,680
          and 24,246,913 shares                                1,044                  970
       Additional capital                                    358,874              279,231
       Deficit                                               (77,574)             (79,380)
---------------------------------------------------------------------------------------------
                                                             282,344              200,821
       Unrealized (loss) on securities available
         for sale                                               (998)              (1,362)
       Due from officers for purchase of common
        shares of beneficial interest                         (5,089)              (5,185)

---------------------------------------------------------------------------------------------
          Total shareholders' equity                         276,257              194,274






---------------------------------------------------------------------------------------------
                                                            $565,204             $491,496

=============================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

===============================================================================================

                                                   YEAR ENDED      Year  Ended       Year Ended
(amounts in thousands                             DECEMBER 31,     December 31,     December 31,
except share amounts)                                    1996             1995             1994
-----------------------------------------------------------------------------------------------
Revenues:
       Property rentals                             $  87,424        $  80,429        $  70,755
       Expense reimbursements                          26,644           24,091           21,784
       Other income (including fee income
        from related parties of $2,569,
        $4,123 and $1,144)                              2,819            4,198            1,459
-----------------------------------------------------------------------------------------------
Total revenues                                        116,887          108,718           93,998
-----------------------------------------------------------------------------------------------
Expenses:
       Operating                                       36,412           32,282           30,223
       Depreciation and amortization                   11,589           10,790            9,963
       General and administrative                       5,167            6,687            6,495
       Amortization of officer's deferred
        compensation expense                            2,083             --               --
-----------------------------------------------------------------------------------------------
Total expenses                                         55,251           49,759           46,681

-----------------------------------------------------------------------------------------------
Operating income                                       61,636           58,959           47,317

-----------------------------------------------------------------------------------------------
Income/(loss) applicable to Alexander's:
       Equity in income (loss)                          1,679           (1,972)            --
       Depreciation                                      (571)            (417)            --
       Interest income on loan                          6,848            6,343             --
Income from investment in and advances to
  Vornado Management Corp.                              1,855              788             --
Interest income on mortgage note receivable             2,579             --               --
Interest and dividend income                            3,151            5,439            7,489
Interest and debt expense                             (16,726)         (16,426)         (14,209)
Net gain on marketable securities                         913              294              643

-----------------------------------------------------------------------------------------------
       NET INCOME                                   $  61,364        $  53,008        $  41,240
-----------------------------------------------------------------------------------------------
NET INCOME PER SHARE based on 24,603,442,
23,579,669, and 21,853,720 shares outstanding       $    2.49        $    2.25        $    1.89

===============================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

=========================================================================================================================

                                                                                    Unrealized
                                                                                    Gain (loss)                     Total
(amounts in thousands                                                            on Securities          Due        Share-
except share amounts)                        Common     Additional                   Available         from      holders'
                                             Shares        Capital     Deficit        for Sale     Officers        Equity

-------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1993                 $     864    $ 197,575    $ (77,517)    $    --        $  (5,185)    $ 115,737
Unrealized gains on securities
    available for sale at
    January 1, 1994                             --           --           --           8,565           --           8,565
Net income                                      --           --         41,240          --             --          41,240
Dividends paid ($2.00 per share)                --           --        (43,236)         --             --         (43,236)
Common shares issued under
    employees' share plans                         2          609         --            --             --             611
Change in unrealized gains (losses)
    on securities available for sale            --           --           --          (6,229)          --          (6,229)
-------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1994                       866      198,184      (79,513)        2,336         (5,185)      116,688
Net income                                      --           --         53,008          --             --          53,008
Net proceeds from issuance of
    common shares                                100       79,731         --            --             --          79,831
Dividends paid ($2.24 per share)                --           --        (52,875)         --             --         (52,875)
Common shares issued under
    employees' share plans                         4        1,316         --            --             --           1,320
Change in unrealized gains (losses)
    on securities available for sale            --           --           --          (3,698)*         --          (3,698)
-------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1995                       970      279,231      (79,380)       (1,362)        (5,185)      194,274
Net income                                      --           --         61,364          --             --          61,364
Net proceeds from issuance of
    common shares                                 60       73,000         --            --             --          73,060
Dividends paid ($2.44 per share)                --           --        (59,558)         --             --         (59,558)
Common shares issued under
    employee's share plans                        14        6,643         --            --             --           6,657
Change in unrealized gains (losses)
    on securities available for sale            --           --           --             364           --             364
Forgiveness of amount due from officers         --           --           --            --               96            96
-------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                 $   1,044    $ 358,874    $ (77,574)    $    (998)     $  (5,089)    $ 276,257
=========================================================================================================================


* Includes $3,435 in unrealized gains attributable to the Company's investment in the common stock of Alexander's, Inc. (see Note 3).

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

===========================================================================================================

                                                                    YEAR ENDED    Year Ended     Year Ended
                                                                   DECEMBER 31,  December 31,   December 31,
(amounts in thousands)                                                    1996          1995           1994
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $  61,364     $  53,008      $  41,240

    Adjustments to reconcile income to net cash
       provided by continuing operations:
       Depreciation and amortization (including
         debt issuance costs)                                           12,586        11,779         10,839
       Amortization of officer's deferred
         compensation expense                                            2,083          --             --
       Straight-lining of rental income                                 (2,676)       (2,569)        (2,181)
       Equity in (income) loss of Alexander's
         including depreciation of $571 and $417                        (1,108)        2,389           --
       Net gain on marketable securities                                  (913)         (294)          (643)
    Changes in assets and liabilities:
       Trading securities                                               (2,009)       (2,069)         1,485
       Accounts receivable                                              (2,700)       (2,188)          (699)
       Accounts payable and accrued expenses                             3,360         2,270         (3,920)
       Other                                                               716           556            827
-----------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                               70,703        62,882         46,948
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in mortgage note receivable                             (17,000)         --             --
    Additions to real estate                                           (14,822)      (16,644)       (25,417)
    Investment in and advances to Alexander's                             --        (100,482)          --
    Investment in and advances to Vornado
       Management Corp.                                                   --          (5,074)          --
    Purchases of securities available for sale                            --          (4,027)          --
    Proceeds from sale or maturity of securities
       available for sale                                               46,734        22,336          9,983
-----------------------------------------------------------------------------------------------------------

Net cash provided by (used by) investing activities                     14,912      (103,891)       (15,434)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common shares                         73,060        79,831           --
    Proceeds from borrowings on U.S. Treasury obligations               10,000        40,000         11,428
    Repayment of borrowings on U.S. Treasury obligations               (44,239)      (30,400)          --
    Proceeds from borrowings on revolving credit facility               10,000        60,000           --
    Repayments on mortgages and revolving credit facility              (10,966)      (60,807)          (877)
    Costs of refinancing debt                                             --            (492)          --
    Dividends paid                                                     (59,558)      (52,875)       (43,236)
    Exercise of share options                                            6,657         1,320            611
-----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                    (15,046)       36,577        (32,074)

-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    70,569        (4,432)          (560)
Cash and cash equivalents at beginning of year                          19,127        23,559         24,119

-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $  89,696     $  19,127      $  23,559

-----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest                                       $  15,695     $  15,881      $  14,915

-----------------------------------------------------------------------------------------------------------
NON-CASH TRANSACTIONS:
    Deferred officer's compensation expense and related liability    $  25,000          --             --
    Unrealized (loss)gain on securities
       available for sale                                            $     364     $  (3,698)*    $   2,336

===========================================================================================================


* Reflects a reduction of $3,435 to the Company's investment in Alexander's as a result of the change from fair value to the equity method of accounting.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.  ORGANIZATION AND BUSINESS

On May 6, 1993, Vornado, Inc. merged into Vornado Realty Trust, a Maryland real estate investment trust ("REIT"). Vornado Realty Trust was formed on March 29, 1993, as a wholly-owned subsidiary of Vornado, Inc., specifically for the purpose of the merger.

The Company is a fully-integrated REIT which owns, leases, develops, redevelops and manages retail and industrial properties primarily located in the Midatlantic and Northeast regions of the United States. In addition, the Company owns 29.3% of the common stock of Alexander's, Inc. which has nine properties in the New York City region.

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

REAL ESTATE: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets, estimated useful lives. Additions to real estate include interest expense capitalized during construction of $442,000 and $1,582,000 for the years ended December 31, 1995 and 1994.

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

================================================================================


2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES - CONTINUED

The net basis of the Company's assets and liabilities for both financial reporting purposes and tax purposes is approximately the same.

AMOUNTS PER SHARE: Amounts per share are computed based upon the weighted average number of shares outstanding during the year and the dilutive effect of stock options.


3.  INVESTMENT IN AND ADVANCES TO
    ALEXANDER'S

In March 1995, the Company purchased all of the 1,353,468 shares of common stock of Alexander's then owned by Citibank, N.A. ("Citibank"), representing 27.1% of the outstanding shares of common stock of Alexander's for $40.50 per share in cash or $56,615,000 (including $1,800,000 of costs incurred in the purchase). As a result of the acquisition, the Company owns 29.3% of the common stock of Alexander's and has changed its accounting for its investment in Alexander's to the equity method. This required a reduction of its investment by the unrealized gain recorded in shareholders' equity at December 31, 1994, of $3,435,000. Prior years' financial statements were not restated as a result of the change in accounting for the Company's investment in Alexander's due to it not being material. In accordance with purchase accounting, Vornado's investment in Alexander's in excess of carrying amounts has been allocated two-thirds to land and one-third to building. The building allocation in excess of Alexander's carrying amount is being depreciated over a 35 year period.

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


Investment in and advances to Alexander's consists of:

========================================================================================================
                                                                  December 31, 1996    December 31, 1995

--------------------------------------------------------------------------------------------------------
   Common stock, net of $989,000 and $417,000 of
      accumulated depreciation of buildings (at fair value)         $  56,952,000         $  58,693,000
   Loan receivable                                                     45,000,000            45,000,000
   Deferred loan origination income                                      (583,000)           (1,083,000)
   Leasing fees and other receivables                                   5,901,000             8,182,000
   Equity in loss since March 2, 1995                                   (293,000)            (1,972,000)
   Deferred expenses                                                      651,000               866,000
-------------------------------------------------------------------------------------------------------
                                                                    $ 107,628,000         $ 109,686,000
-------------------------------------------------------------------------------------------------------

================================================================================

3.  INVESTMENT IN AND ADVANCES TO ALEXANDER'S - CONTINUED


Below are summarized Balance Sheets and Statements of Operations of Alexander's:

==============================================================================================================
                                                                              December 31,        December 31,
                                                                                  1996               1995
--------------------------------------------------------------------------------------------------------------
Balance Sheets:
    Assets:
      Real estate, net                                                       $ 181,005,000       $ 150,435,000
      Cash                                                                       5,480,000           8,471,000
      Other assets                                                              25,100,000          39,635,000
                                                                             -------------       -------------
                                                                             $ 211,585,000       $ 198,541,000
                                                                             =============       =============

    Liabilities and Stockholders' Equity:
      Debt                                                                   $ 192,347,000       $ 182,883,000
      Other liabilities                                                         13,674,000          34,794,000
      Stockholders' equity                                                       5,564,000         (19,136,000)
                                                                             -------------       -------------
                                                                             $ 211,585,000       $ 198,541,000
                                                                             =============       =============

==============================================================================================================
                                                                               Year Ended       Period from
                                                                              December 31,    March 2, 1995 to
                                                                                  1996       December 31, 1995

--------------------------------------------------------------------------------------------------------------

Statements of Operations:
    Revenues                                                                 $ 21,833,000        $ 11,734,000
    Expenses                                                                   12,092,000           9,255,000
                                                                             ------------        ------------
    Operating income                                                            9,741,000           2,479,000
    Interest and debt expense                                                 (13,934,000)        (11,330,000)
    Interest and other income                                                   2,918,000           1,651,000
    Gain on reversal of liability for post-retirement
      healthcare benefits                                                      14,372,000                --
                                                                             ------------        ------------
    Income (loss) from continuing operations before income tax benefit         13,097,000          (7,200,000)
    Reversal of deferred taxes                                                       --               469,000
                                                                             ------------        ------------
    Income (loss) from continuing operations                                 $ 13,097,000        $ (6,731,000)
                                                                             ============        ============

    Vornado's 29.3% equity in income (loss) before adjustment                $  3,837,000        $ (1,972,000)
    Adjustment for the portion of the reversal of a liability
      previously considered in its purchase price allocation                   (2,158,000)               --
                                                                             ------------        ------------
    Vornado's 29.3% equity in income (loss)                                  $  1,679,000        $ (1,972,000)
                                                                             ============        ============

-------------------------------------------------------------------------------------------------------------

================================================================================

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

The fee pursuant to the Management Agreement is in addition to the leasing fee the Company receives from Alexander's under the leasing agreement (the "Leasing Agreement") which has been in effect since 1992 and was extended to be coterminous with the term of the Management Agreement. The Company recognized leasing fee income of $695,000 and $1,448,000 in 1996 and 1995. The Leasing Agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term. Subject to the payment of rents by Alexander's tenants, the Company is due $5,565,000 at December 31, 1996. Such amount is receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later.

During 1996, leasing fees receivable and deferred leasing fee income were adjusted to reflect (i) a decrease of $1,717,000 resulting from the rejection of a lease by an Alexander's tenant in March 1996 and (ii) an increase of $1,738,000 resulting from the releasing of a portion of this space.

As of December 31, 1996, Interstate Properties owned 24.4% of the common shares of the Company and 27.1% of Alexander's common stock. Steven Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties and the Chief Executive Officer and a director of Alexander's. Effective March 2, 1995, for a three-year period, the Company and Interstate agreed not to own in excess of two-thirds of Alexander's common stock or to enter into certain other transactions with Alexander's, other than the transactions described above, without the consent of Alexander's independent directors.

================================================================================


4.  MARKETABLE SECURITIES

    The aggregate cost and market value of securities held at December 31, 1996 and 1995 were as follows:


===============================================================================================

                                           December 31, 1996             December 31, 1995
                                           -----------------             -----------------

                                          Cost           Market         Cost           Market

-----------------------------------------------------------------------------------------------
Securities available for sale:
   U.S.treasury obligations            $10,228,000    $10,247,000    $56,065,000    $56,621,000
   Other equity and debt securities     10,811,000      9,794,000     10,802,000      8,884,000
-----------------------------------------------------------------------------------------------
                                        21,039,000     20,041,000     66,867,000     65,505,000

Trading securities - equity              7,260,000      7,508,000      5,384,000      5,492,000
-----------------------------------------------------------------------------------------------

Total                                  $28,299,000    $27,549,000    $72,251,000    $70,997,000
===============================================================================================


Gross unrealized gains and losses at December 31, 1996 and 1995 were as follows:

==================================================================================================

                                            December 31, 1996                December 31, 1995
                                            -----------------                -----------------

                                          Gains          (Losses)          Gains         (Losses)

--------------------------------------------------------------------------------------------------
Securities available for sale:
   U.S.treasury obligations            $    19,000            --       $   556,000            --
   Other equity and debt securities        339,000     $(1,356,000)         90,000     $(2,008,000)
--------------------------------------------------------------------------------------------------
                                           358,000      (1,356,000)        646,000      (2,008,000)

Trading securities - equity                248,000            --           108,000            --
--------------------------------------------------------------------------------------------------

Total                                  $   606,000     $(1,356,000)    $   754,000     $(2,008,000)

==================================================================================================

The U.S. treasury obligations at December 31, 1996, $10,228,000 (market value $10,247,000) mature in the fourth quarter of 1997.

U.S. treasury obligations with a fair market value of $10,247,000 and $56,621,000 were held as collateral for amounts due for U.S. treasury obligations at December 31, 1996 and 1995. Amounts due for U.S. treasury obligations bear variable interest rates which averaged 5.79% and 6.08% for the years ended December 31, 1996 and 1995.

================================================================================

5.  MORTGAGE NOTE RECEIVABLE

In January 1996, the Company provided $17 million of debtor-in-possession financing to Rickel Home Centers, Inc. ("Rickel"), which is operating under Chapter 11 of the Bankruptcy Code. The loan is secured by 27 of Rickel's leasehold properties and has a remaining term through January 1998, plus a one year extension, but is due not later than the date on which Rickel's plan of reorganization is confirmed. The loan bears interest at 13.2% per annum and at a fixed rate of LIBOR plus 7.50% for the extension period. In addition, the Company receives a loan origination fee of 2% for each year the loan is outstanding.

6.  FAIR VALUE OF FINANCIAL
    INSTRUMENTS

The Company estimated the fair value of its financial instruments using the following methods and assumptions: (1) quoted market prices are used to estimate the fair value of marketable securities; (2) discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term are used to estimate the fair value of the loans receivable from Alexander's, the mortgage note receivable and mortgages payable and (3) carrying amounts in the balance sheet approximate fair value for cash and cash equivalents, marketable securities, due from officer and amounts due for U.S. Treasury obligations.

============================================================================================

                                       December 31, 1996             December 31, 1995
                                       -----------------             -----------------
                                     Carrying          Fair        Carrying          Fair
                                        Value         Value           Value         Value

--------------------------------------------------------------------------------------------

Loan receivable from Alexander's    $45,000,000    $45,100,000    $45,000,000    $46,100,000
Mortgage note receivable             17,000,000     17,000,000           --             --
Notes and mortgages payable         232,387,000    227,100,000    233,353,000    233,900,000
============================================================================================


7. NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable at December 31, 1996 are comprised of $227,000,000 of secured notes due December 1, 2000, with interest at a fixed rate of 6.36% per annum and three other mortgages aggregating $5,387,000.

Notes and mortgages by range of interest rates are as follows:

================================================================================
Interest rate                                               Principal amount

--------------------------------------------------------------------------------
         5.25%                                                $  3,635,000
         6.36%                                                 227,000,000
         8.00%                                                     826,000
         8.25%                                                     926,000
================================================================================

================================================================================


The net carrying value of properties securing the notes and mortgages amounted to $166,833,000 at December 31, 1996. As at December 31, 1996, the maturities for the next five years are as follows:


================================================================================
 Year ending December 31:                                            Amount
--------------------------------------------------------------------------------
             1997                                               $  1,046,000
             1998                                                    870,000
             1999                                                    535,000
             2000                                                227,295,000
             2001                                                    310,000
================================================================================

On February 27, 1995, the Company entered into a three-year unsecured revolving credit facility with a bank providing for borrowings of up to $75,000,000. Borrowings bear annual interest, at the Company's election, at LIBOR plus 1.35% or the higher of the federal funds rate plus .50% or the prime rate. At December 31, 1996 the Company had no borrowings outstanding under the facility.

8.  EMPLOYEES' SHARE OPTION PLAN

Under the Omnibus Share Plan (the "Plan"), various officers and key employees have been granted incentive share options and non-qualified options to purchase common shares. Options granted are at prices equal to 100% of the market price of the Company's shares at the date of grant, vest on a graduated basis, becoming fully vested 27 months after grant (with the exception of 1,750,000 shares granted in connection with Mr. Fascitelli's employment agreement which becomes fully vested after 60 months), and expire ten years after grant.

The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 1996.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees, and encourages, but does not require compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock-based compensation awards to employees.

If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below, for the years ended December 31, 1996 and 1995:


==============================================================================

                                                 DECEMBER 31,      December 31,
                                                        1996              1995
------------------------------------------------------------------------------

Net income:
   As reported                                   $61,364,000       $53,008,000
   Pro-forma                                      60,613,000        52,875,000

Net income per share:
   As reported                                   $      2.49       $      2.25
   Pro-forma                                            2.46              2.24
==============================================================================


The pro-forma effect of applying SFAS 123 is not necessarily indicative of the effect on reported net income for future years.

================================================================================

The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 1996 and 1995.

==============================================================================
                                                   DECEMBER 31,    December 31,
                                                          1996            1995
------------------------------------------------------------------------------

Expected volatility                                         26%             26%
Expected life                                           5 years         5 years
Risk-free interest rate                                    5.6%            7.1%
Expected dividend yield                                    5.1%            6.0%

==============================================================================

A summary of the Plan's status, and changes during the years then ended, is presented below:

===================================================================================================================================

                                                                            DECEMBER 31, 1996               December 31, 1995
                                                                          ---------------------           -------------------
                                                                                   Weighted-Average                Weighted-Average
                                                                       Shares      Exercise Price      Shares      Exercise Price

-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1                                               539,940        $24.53           557,568        $21.35
Granted                                                              1,870,750         46.27            75,000         35.50
Exercised                                                             (340,997)        19.51           (92,628)        14.30
-----------------------------------------------------------------------------------------------------------------------------------

Outstanding at December 31                                           2,069,693        $45.01           539,940        $24.53
-----------------------------------------------------------------------------------------------------------------------------------

Options exercisable at December 31                                     210,385                         442,506

Weighted-average fair value of options granted during the
   year ended December 31 (per option)                              $     9.50                        $   7.24

===================================================================================================================================

The following table summarizes information about options outstanding under the Plan at December 31, 1996:

============================================================================================================================

                                            Options Outstanding                                  Options Exercisable
                      -------------------------------------------------------------      -----------------------------------
                           Number             Weighted-Average                                Number
    Range of           Outstanding at             Remaining        Weighted-Average       Exercisable at    Weighted-Average
   Exercise Prices    December 31, 1996       Contractual Life      Exercise Price       December 31, 1996   Exercise Price

----------------------------------------------------------------------------------------------------------------------------

   $12 to $23               26,434                6.0 Years              $22                  26,434               $22
    34 to 38               293,259                8.1 Years               36                 183,951                35
       47                1,750,000               10.0 Years               47                    -                   -
----------------------------------------------------------------------------------------------------------------------------

   $12 to $47            2,069,693                8.0 Years              $45                 210,385               $34

============================================================================================================================

Shares available for future grant at December 31, 1996 were 882,066.

================================================================================

9.  RETIREMENT PLAN

The Company's qualified retirement plan covers all full-time employees. The Plan provides annual pension benefits that are equal to 1% of the employee's annual compensation for each year of participation.

The funding policy is in accordance with the minimum funding requirements of ERISA.

Pension expense includes the following components:


==================================================================================================================

                                                                            YEAR             Year             Year
                                                                           ENDED            Ended            Ended
                                                                    DECEMBER 31,     December 31,     December 31,
                                                                            1996             1995             1994
------------------------------------------------------------------------------------------------------------------

Service cost -- benefits earned during the period                      $ 108,000        $  70,000        $  81,000
Interest cost on projected benefit obligation                            544,000          573,000          558,000
Actual return on assets                                                 (179,000)        (307,000)         130,000
Net amortization and deferral                                            (59,000)          66,000         (359,000)
------------------------------------------------------------------------------------------------------------------
   Net pension expense                                                 $ 414,000        $ 402,000        $ 410,000

------------------------------------------------------------------------------------------------------------------
Assumptions used in determining the net pension expense were:

==================================================================================================================
Discount rate                                                             7-1/2%           7-1/4%           8-1/2%
Rate of increase in compensation levels                                   5-1/2%           6-1/2%           6-1/2%
Expected rate of return on assets                                             8%               8%               8%

------------------------------------------------------------------------------------------------------------------


The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:

====================================================================================

                                                        DECEMBER 31,    December 31,
                                                                1996            1995

------------------------------------------------------------------------------------

Actuarial present value of benefit obligations:
   Vested benefit obligation                             $ 7,590,000     $ 7,652,000
------------------------------------------------------------------------------------

   Accumulated benefit obligation                        $ 7,657,000     $ 7,717,000
------------------------------------------------------------------------------------

   Projected benefit obligation                          $ 8,028,000     $ 8,066,000
   Plan assets at fair value                               3,915,000       3,494,000
------------------------------------------------------------------------------------

Projected benefit obligation in excess of plan assets      4,113,000       4,572,000
Unrecognized net obligations                              (2,135,000)     (2,122,000)
Adjustment required to recognize minimum liability         1,764,000       1,773,000
------------------------------------------------------------------------------------
Accrued pension costs                                    $ 3,742,000     $ 4,223,000
====================================================================================


Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.
--------------------------------------------------------------------------------

================================================================================

10.  LEASES

As lessor:

The Company leases properties to tenants. The lease terms range from less than five years for smaller tenant spaces to as much as thirty years for major tenants. Most of the leases provide for the payment of fixed base rentals payable monthly in advance, and for the payment by the lessee of additional rents based on a percentage of the tenants' sales as well as reimbursements of real estate taxes, insurance and maintenance. As of December 31, 1996, future base rental revenue under noncancellable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:


================================================================================

Year ending December 31:                                              Amount

--------------------------------------------------------------------------------

   1997                                                          $ 85,477,000
   1998                                                            84,678,000
   1999                                                            80,532,000
   2000                                                            75,029,000
   2001                                                            70,697,000
   Thereafter                                                     522,152,000
--------------------------------------------------------------------------------


These amounts do not include rentals based on tenants' sales. These percentage rents approximated $936,000, $959,000 and $887,000 for the years ended December 31, 1996, 1995 and 1994. Bradlees accounted for 22% of property rentals for the year ended December 31, 1996. In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company currently leases 17 locations to Bradlees. Of these locations, 14 are fully guaranteed by Stop & Shop Companies, Inc. ("Stop & Shop"), a wholly-owned subsidiary of Royal Ahold NV, a leading international food retailer, and one is guaranteed as to 70% of the rent. During 1996, Bradlees rejected three leases and assigned one lease to Kohl's Department Stores, Inc. These four leases are fully guaranteed by Stop & Shop. In January 1997, Bradlees received Bankruptcy Court approval to close one of the two stores whose leases are not guaranteed by Stop & Shop. Montgomery Ward & Co., Inc. remains liable with respect to the rent it was obligated to pay as a previous lessor on eight of the leases guaranteed by Stop & Shop - approximately 70% of current rent.


As lessee:

The Company is a tenant under leases for certain properties. These leases will expire principally during the next twenty years. Future minimum lease payments under operating leases at December 31, 1996, are as follows:

================================================================================

Year ending December 31:                                              Amount

--------------------------------------------------------------------------------

   1997                                                           $ 1,808,000
   1998                                                             1,819,000
   1999                                                             1,743,000
   2000                                                             1,578,000
   2001                                                             1,567,000
   Thereafter                                                      28,261,000
================================================================================

Rent expense was $1,465,000, $1,395,000 and $1,313,000 for the years ended December 31, 1996, 1995 and 1994.

================================================================================

11. CONTINGENCIES

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

At December 31, 1996, the Company had outstanding $600,000 of real estate related standby letters of credit which were drawn under a $5,000,000 unsecured line of credit with a bank bearing interest at prime.

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

================================================================================

13.   VORNADO MANAGEMENT CORP.

In July 1995, the Company assigned its Management Agreement with Alexander's (see Note 3) to Vornado Management Corp. ("VMC"). In exchange, the Company received 100% of the non-voting preferred stock of VMC which entitles it to 95% of the distributions by VMC to its shareholders. Steven Roth and Richard West, Trustees of the Company, own the common stock of VMC. In addition, the Company lent $5,000,000 to VMC for working capital purposes under a three-year term loan bearing interest at the prime rate plus 2%. VMC is responsible for its pro-rata share of compensation and fringe benefits of employees and 30% of other expenses which are common to both Vornado and VMC. This entity is not consolidated and accordingly, the Company accounts for its investment in VMC on the equity method. Below is a summarized Statement of Operations of VMC:

===================================================================================
                                                                        Period from
                                                     Year Ended     July 6, 1995 to
                                              December 31, 1996   December 31, 1995

-----------------------------------------------------------------------------------
Revenues:
   Management fees from Alexander's                 $ 5,343,000         $ 2,250,000
Expenses:
   General and administrative                        (2,691,000)         (1,130,000)
   Interest, net                                       (282,000)           (115,000)
-----------------------------------------------------------------------------------
Income before income taxes                            2,370,000           1,005,000
Income taxes                                           (968,000)           (411,000)
-----------------------------------------------------------------------------------
   Net income                                         1,402,000             594,000
Preferred dividends                                  (1,332,000)           (565,000)
-----------------------------------------------------------------------------------
Net income available to common shareholders         $    70,000         $    29,000
===================================================================================
Vornado's 95% equity in income                      $ 1,332,000         $   565,000
===================================================================================

14.   RELATED PARTY TRANSACTIONS

On December 2, 1996, Michael D. Fascitelli became the President of the Company and was elected to the Company's Board. Mr. Fascitelli signed a five-year employment contract under which, in addition to his annual salary, he received a deferred payment consisting of $5,000,000 in cash and a $20,000,000 convertible obligation payable at the Company's option in 459,770 of its Common Shares or the cash equivalent of their appreciated value. Accordingly, cash of $5,000,000 and 459,770 Common Shares (which are not considered outstanding for accounting purposes) are being held in an irrevocable trust. The deferred payment obligation to Mr. Fascitelli vests as of December 2, 1997. Further,
Mr. Fascitelli was granted options for 1,750,000 Common Shares of the Company.

At December 31, 1996, the loans due from Mr. Roth ($13,122,500), Mr. Rowan ($299,000) and Mr. Macnow ($268,000) in connection with their stock option exercises aggregated $13,599,000 ($5,089,000 of which is shown as a reduction in shareholders' equity). The loans bear interest at a

================================================================================

rate equal to the broker call rate (7.0% at December 31, 1996) but not less than the minimum applicable federal rate provided under the Internal Revenue Code. Interest on the loan to Mr. Roth is payable quarterly. Mr. Roth's loan is due on December 29, 1997. The Company has agreed that on each January 1st (commencing January 1, 1997) to forgive one-fifth of the amounts due from Mr. Rowan and Mr. Macnow, provided that they remain employees of the Company.

The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a Management Agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The Management Agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the Management Agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 1996, 1995 and 1994, $2,074,000, $1,150,000 and
$894,000 of management fees were earned by the Company pursuant to the Management Agreement.

See Notes 3 and 13 for details on the Company's investment in and advances to Alexander's and VMC.

15.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summary represents the results of operations for each quarter in 1996 and 1995:

================================================================================
                                                                       Net
                                                    Net              Income
                               Revenue            Income           Per Share
--------------------------------------------------------------------------------
1996 *
March 31                      $28,610,000       $15,922,000          $ .65
June 30                        29,245,000        15,120,000            .62
September 30                   29,063,000        14,939,000            .61
December 31                    29,969,000        15,383,000**          .62**

1995
March 31                      $26,216,000       $11,837,000          $ .54
June 30                        27,056,000        13,185,000            .56
September 30                   26,630,000        13,567,000            .56
December 31                    28,816,000        14,419,000            .59

* The total for the year differs from the sum of the quarters as a result of weighting.

** In December 1996, the Company recognized an expense of $2,083,000, representing one month's amortization of the $25,000,000 deferred payment due to the Company's President. Also, the Company recognized $2,053,000 of non-recurring income as a result of the reversal of a liability which is no longer required by Alexander's (which Vornado accounts for on the equity method).

================================================================================

16.  DIVIDEND DISTRIBUTIONS

Dividends are characterized for Federal income tax purposes as follows:

================================================================================
                                                  1996          1995       1994
--------------------------------------------------------------------------------
Ordinary income                                  100.0%        100.0%      96.0%
Return of capital (generally non-taxable)         --            --          4.0
--------------------------------------------------------------------------------
Total                                            100.0%        100.0%     100.0%
--------------------------------------------------------------------------------

17.  SUBSEQUENT EVENT

On March 12, 1997, the Company entered into a definitive agreement
(the "Agreement") to acquire interests in all or a portion of seven Manhattan office buildings and certain management and leasing assets held by the Mendik Company and certain of its affiliates. In conjunction with this transaction, the Company will convert to an Umbrella Partnership REIT (UPREIT).

The estimated consideration for the transaction is approximately $654,000,000, including $269,000,000 in cash, $168,000,000 in UPREIT limited partnership units and $217,000,000 in indebtedness. Pro forma revenue of the Mendik Company and affiliates' interests being acquired was approximately $109,000,000 for the year ended December 31, 1996.

The Agreement is subject to the consent of third parties and other customary conditions. It is currently expected that the proposed transaction would be consummated in the second quarter, but there can be no assurance that the proposed transaction will be completed.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information relating to trustees of the Registrant will be contained in a definitive Proxy Statement involving the election of trustees which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1996, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears at page 13 of this Annual Report on Form 10-K.

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

                                                                            Pages in this
                                                                            Annual Report
                                                                            on Form 10-K
                                                                            -------------
             Independent Auditors' Report

                  II -     Valuation and Qualifying Accounts - years ended
                           December 31, 1996, 1995 and 1994                       46

                 III -     Real Estate and Accumulated Depreciation as of
                           December 31, 1996                                      47

                           Schedules other than those listed above are omitted
because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

                           The consolidated financial statements of Alexander's,
Inc. for the year ended December 31, 1996 are hereby incorporated by reference to Item 14(a)1 of the Annual Report on Form 10-K of Alexander's, Inc.

                  3. Exhibits. See the Exhibit Index at page 51 of this Annual Report on Form 10-K. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

Exhibit No.

      11          Statement Re Computation of Per Share Earnings.

      12 Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements

      21          Subsidiaries of the Registrant.

      23          Consent of Independent Auditors to Incorporation by Reference.

      27          Financial Data Schedule.

             (b)  Reports on Form 8-K

                  During the last quarter of the period covered by this Annual Report on Form 10-K described below.

                        Period Covered:
                   (Date of Earliest Event)
                            Report                Items Reported            Date of Report
                   ------------------------       --------------            --------------
                      December 2, 1996       Other events -                December 10, 1996
                                             re: new President of Company

                      December 18, 1996      Other events -                December 18, 1996
                                             re:  sale of Common Shares

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VORNADO REALTY TRUST


                                            By:      /s/ JOSEPH MACNOW
                                               ---------------------------------
                                                Joseph Macnow, Vice President,
                                                   Chief Financial Officer

                                            Date:     March 12, 1997
                                                 -------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                             Title                     Date
              ---------                             -----                     ----
By:  /s/STEVEN ROTH                 Chairman of the Board of Trustees    March 12, 1997
     -----------------------------  (Principal Executive Officer)
      (Steven Roth)

By:  /s/MICHAEL D. FASCITELLI       President and Trustee                March 12, 1997
     -----------------------------
      (Michael D. Fascitelli)

By:  /s/JOSEPH MACNOW               Vice President-Chief Financial       March 12, 1997
     -----------------------------  Officer and Controller (Principal
      (Joseph Macnow)               Financial and Accounting Officer)

By:  /s/DAVID MANDELBAUM            Trustee                              March 12, 1997
     -----------------------------
      (David Mandelbaum)

By:  /s/STANLEY SIMON               Trustee                              March 12, 1997
     -----------------------------
      (Stanley Simon)

By:  /s/RONALD G. TARGAN            Trustee                              March 12, 1997
     -----------------------------
      (Ronald G. Targan)

By:  /s/RUSSELL B. WIGHT, JR.       Trustee                              March 12, 1997
     -----------------------------
      (Russell B. Wight, Jr.)

By:  /s/RICHARD R. WEST             Trustee                              March 12, 1997
     -----------------------------
      (Richard R. West)

                              VORNADO REALTY TRUST

                                AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------
       Column A                           Column B       Column C                 Column D               Column E
------------------------------------------------------------------------------------------------------------------
 (amounts in thousands)

                                           Balance       Additions               Deductions              Balance
                                        at beginning  charged against  -------------------------------   at end
                  Description              of year      operations       Description            Amount   of year
                  -----------              -------      ----------     ----------------        -------   -------
YEAR ENDED DECEMBER 31, 1996:
    Deducted from accounts receivable                                  Uncollectible accounts
     allowance for doubtful accounts       $   578        $   211         written-off          $   214  $   575
                                           =======        =======                              =======  =======

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

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996
                             (amounts in thousands)

-----------------------------------------------------------------------------------------------------------------------------
      COLUMN A               COLUMN B              COLUMN C               COLUMN D                    COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 GROSS AMOUNT AT WHICH
                                          INITIAL COST TO COMPANY(1)       COSTS              CARRIED AT CLOSE OF PERIOD
                                          --------------------------     CAPITALIZED     ------------------------------------
                                                      BUILDINGS AND      SUBSEQUENT                 BUILDINGS AND
     DESCRIPTION           ENCUMBRANCES      LAND      IMPROVEMENTS    TO ACQUISITION      LAND      IMPROVEMENTS    TOTAL(2)
---------------------      ------------    -------    -------------    --------------    -------    -------------    --------
Shopping Centers
  New Jersey
  ----------
    Atlantic City            $  2,135*     $   358       $ 2,143           $   594       $   358       $  2,737      $  3,095
    Bordentown                  3,276*         498         3,176             1,134           713          4,095         4,808
    Bricktown                   9,919*         929         2,175             9,179           929         11,354        12,283
    Cherry Hill                 9,706*         915         3,926             3,322           915          7,248         8,163
    Delran                      2,848*         756         3,184             2,037           756          5,221         5,977
    Dover                       3,635*         224         2,330             2,354           205          4,703         4,908
    East Brunswick              8,205*         319         3,236             3,746           319          6,982         7,301
    East Hanover               11,066*         376         3,063             3,439           477          6,401         6,878
    Hackensack                    -            536         3,293             7,177           536         10,470        11,006
    Jersey City                10,381*         652         2,962             1,798           652          4,760         5,412
    Kearny(4)                     -            279         4,429            (1,295)          290          3,123         3,413
    Lawnside                    5,708*         851         2,222             1,313           851          3,535         4,386
    Lodi                        2,420*         245         2,315               957           245          3,272         3,517
    Manalapan                   6,397*         725         2,447             4,959           725          7,406         8,131
    Marlton                     5,398*       1,514         4,671               694         1,611          5,268         6,879
    Middletown                  7,761*         283         1,508             3,950           283          5,458         5,741
    Morris Plains               6,600*       1,254         3,140             3,277         1,104          6,567         7,671
    North Bergen(4)               -            510         3,390              (955)        2,309            636         2,945
    North Plainfield            3,879          500        13,340               329           500         13,669        14,169
    Totowa                     15,646*       1,097         5,359            11,796         1,097         17,155        18,252
    Turnersville                2,116*         900         2,132                75           900          2,207         3,107
    Union                      15,975*       1,014         4,527             1,888         1,014          6,415         7,429
    Vineland                    2,358*         290         1,594             1,253           290          2,847         3,137
    Watchung(4)                   -            451         2,347             6,733         4,200          5,331         9,531
    Woodbridge                  8,792*         190         3,047               709           220          3,726         3,946
                             --------      -------       -------           -------       -------       --------      --------
        Total New Jersey      144,221       15,666        85,956            70,463        21,499        150,586       172,085
                             --------      -------       -------           -------       -------       --------      --------

  New York
  --------
    14th Street and Union
      Square, Manhattan           -         12,566         4,044             3,457        12,581          7,486        20,067
    Albany (Menands)              -            460         1,677             2,908           460          4,585         5,045
    Buffalo (Amherst)           4,863*         402         2,019             2,185           636          3,970         4,606
    Freeport                    8,021*       1,231         3,273             2,852         1,231          6,125         7,356
    New Hyde Park               2,043*         -             -                 122           -              122           122
    North Syracuse                -            -             -                  23           -               23            23
    Rochester (Henrietta)       2,203*         -           2,124             1,173           -            3,297         3,297
    Rochester                   2,832*         443         2,870               635           443          3,505         3,948
                             --------      -------       -------           -------       -------       --------      --------
        Total New York         19,962       15,102        16,007            13,355        15,351         29,113        44,464
                             --------      -------       -------           -------       -------       --------      --------

-----------------------------------------------------------------------------------------------------
      COLUMN A                  COLUMN F            COLUMN G       COLUMN H           COLUMN I
-----------------------------------------------------------------------------------------------------

                                                                                   LIFE ON WHICH
                               ACCUMULATED                                     DEPRECIATION IN LATEST
                              DEPRECIATION          DATE OF          DATE         INCOME STATEMENT
     DESCRIPTION            AND AMORTIZATION    CONSTRUCTION(3)    ACQUIRED          IS COMPUTED
---------------------       ----------------    ---------------    --------    ----------------------
Shopping Centers
  New Jersey
  ----------
    Atlantic City                $ 1,820              1965           1965            14-40 Years
    Bordentown                     3,511              1958           1958            10-40 Years
    Bricktown                      3,946              1968           1968            27-40 Years
    Cherry Hill                    4,549              1964           1964            15-40 Years
    Delrah                         2,575              1972           1972            20-40 Years
    Dover                          2,537              1964           1964            16-40 Years
    East Brunswick                 4,592              1957           1957            13-33 Years
    East Hanover                   3,873              1962           1962            16-40 Years
    Hackensack                     3,828              1963           1963            17-40 Years
    Jersey City                    3,283              1965           1965            19-40 Years
    Kearny(4)                        909              1938           1959            28-40 Years
    Lawnside                       1,892              1969           1969            19-40 Years
    Lodi                           2,156              1935           1955            11-27 Years
    Manalapan                      3,185              1971           1971            18-40 Years
    Marlton                        3,534              1973           1973            21-40 Years
    Middletown                     2,376              1963           1963            27-40 Years
    Morris Plains                  3,738              1961           1985            14-19 Years
    North Bergen(4)                   58              1993           1959              30 Years
    North Plainfield               3,464              1955           1989            26-30 Years
    Totowa                         5,068              1957           1957            22-40 Years
    Turnersville                   1,599              1974           1974            23-40 Years
    Union                          4,571              1962           1962            10-40 Years
    Vineland                       1,603              1966           1966            22-40 Years
    Watchung(4)                      377              1994           1959              30 Years
    Woodbridge                     2,689              1959           1959            11-40 Years
                                 -------
        Total New Jersey          71,733
                                 -------

  New York
  --------
    14th Street and Union
      Square, Manhattan              413              1965           1993              40 Years
    Albany (Menands)               1,739              1965           1965            27-40 Years
    Buffalo (Amherst)              2,268              1968           1968            14-40 Years
    Freeport                       2,412              1981           1981            19-40 Years
    New Hyde Park                    122              1970           1976             6-7 Years
    North Syracuse                    23              1967           1976            11-12 Years
    Rochester (Henrietta)          1,890              1971           1971            22-40 Years
    Rochester                      2,236              1966           1966            15-40 Years
                                 -------
        Total New York            11,103
                                 -------

                                                        -----CONTINUED-----

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996
                             (amounts in thousands)
--------------------------------------------------------------------------------

COLUMN A                      COLUMN B                COLUMN C              COLUMN D                      COLUMN E
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                Gross amount at which carried
                                             Initial cost to company(1)      Costs                   at close of period
                                             --------------------------   capitalized        -----------------------------------
                                                       Buildings and       subsequent                 Buildings and
Description                 Encumbrances      Land      Improvements     to acquisition     Land       improvements     Total(2)
-----------                 ------------      ----     -------------     --------------    -----      --------------    -------
Pennsylvania
  Allentown                     7,696 *           70         3,446             9,555            334         12,737        13,071
  Bensalem                      3,967 *        1,198         3,717             1,582          1,198          5,299         6,497
  Bethlehem                        --            278         1,806             3,634            278          5,440         5,718
  Broomall                      3,260 *          734         1,675             1,606            850          3,165         4,015
  Glenolden                     4,245 *          850         1,295               695            850          1,990         2,840
  Lancaster                     2,312 *          606         2,312             2,475            606          4,787         5,393
  Levittown                     2,283 *          193         1,231               105            193          1,336         1,529
  10th and Market
    Streets, Philadelphia          --            933         3,230             4,148            933          7,378         8,311
  Upper Moreland                3,517 *          683         2,497               112            683          2,609         3,292
  York                          1,463 *          421         1,700             1,233            421          2,933         3,354
                              --------        ------       -------           -------         ------        -------       -------
    Total Pennsylvania         28,743          5,966        22,909            25,145          6,346         47,674        54,020
                              --------        ------       -------           -------         ------        --------      -------
Maryland
  Baltimore (Belait Rd)            --            785         1,333             2,978            785          4,311         5,096
  Baltimore (Towson)            5,779 *          581         2,756               484            581          3,240         3,821
  Baltimore (Dundalk)           4,084 *          667         1,710             2,952            667          4,662         5,329
  Glen Burnie                   2,299 *          462         1,741               522            462          2,263         2,725
  Hagerstown                       --            168         1,453               894            168          2,347         2,515
                              --------        ------       -------           -------         ------        -------       -------
    Total Maryland             12,162          2,663         8,993             7,830          2,663         16,823        19,486
                              --------        ------       -------           -------         ------        -------       -------

Connecticut
  Newington                     3,042 *          502         1,581               525            502          2,106         2,608
  Waterbury                     3,889 *           --         2,103             1,341            667          2,777         3,444
                              --------        ------       -------           -------         ------        -------       -------
    Total Connecticut           6,931            502         3,684             1,866          1,169          4,883         6,052
                              --------        ------       -------           -------         ------        -------       -------
Massachusetts
  Chicopee                      1,999*           510         2,031               358            510          2,389         2,899
  Springfield(4)                   --            505         1,657               857          2,586            433         3,019
                              --------        ------       -------           -------         ------        -------       -------
    Total Massachusetts         1,999          1,015         3,688             1,215          3,096          2,822         5,918
                              --------        ------       -------           -------         ------        -------       -------
Texas
  Dallas
    Lewisville                    764 *        2,433         2,271               676          2,469          2,911         5,380
    Mesquite                    3,445 *        3,414         4,704             1,134          3,414          5,838         9,252
    Skillman                    1,987 *        3,714         6,891             1,030          3,714          7,921        11,635
                              --------        ------       -------           -------         ------        -------       -------
      Total Texas               6,196          9,561        13,866             2,840          9,597         16,670        26,267
                              --------        ------       -------           -------         ------        -------       -------

Total Shopping Centers        220,214         50,475       155,103           122,714         59,721        268,571       328,292
                              --------        ------       -------           -------         ------        -------       -------


COLUMN A                      COLUMN F                COLUMN G              COLUMN H                      COLUMN I
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Life on which
                               Accumulated                                                        depreciation in latest
                               depreciation              Date of                  Date                income statement
Description                 and amortization           construction(3)           acquired                 is computed
-----------                 ---------------           ---------------           --------           ---------------------
Pennsylvania
  Allentown                     4,059                       1957                  1957                  24 - 42 Years
  Bensalem                      3,260                       1972                  1972                  20 - 40 Years
  Bethlehem                     2,717                       1966                  1966                  13 - 40 Years
  Broomall                      1,792                       1966                  1966                  13 - 40 Years
  Glenolden                       946                       1975                  1975                  23 - 40 Years
  Lancaster                     2,632                       1966                  1966                  14 - 40 Years
  Levittown                     1,059                       1964                  1964                  14 - 40 Years
  10th and Market
    Streets, Philadelphia         296                       1977                  1994
  Upper Moreland                1,833                       1974                  1974                  22 - 40 Years
  York                          1,555                       1970                  1970                  19 - 40 Years
                              -------
    Total Pennsylvania         20,149
                              -------
Maryland
  Baltimore (Belait Rd)         2,743                       1962                  1962                  26 - 33 Years
  Baltimore (Towson)            1,931                       1968                  1968                  19 - 40 Years
  Baltimore (Dundalk)           2,301                       1966                  1966                  16 - 40 Years
  Glen Burnie                   1,717                       1958                  1958                  22 - 33 Years
  Hagerstown                    1,239                       1966                  1966                  13 - 40 Years
                              -------
    Total Maryland              9,931
                              -------
Connecticut
  Newington                     1,427                       1965                  1965                  15 - 40 Years
  Waterbury                     1,669                       1969                  1969                  23 - 40 Years
                              -------
    Total Connecticut           3,096
                              -------
Massachusetts
  Chicopee                      1,694                       1969                  1969                  20 - 40 Years
  Springfield(4)                   48                       1993                  1966                    30 Years
                              -------
    Total Massachusetts         1,742
                              -------
Texas
  Dallas
    Lewisville                    624                       1989                  1990                  28 - 30 Years
    Mesquite                    1,249                       1988                  1990                  28 - 30 Years
    Skillman                    1,633                       1988                  1990                  27 - 30 Years
                              -------
      Total Texas               3,506
                              -------

Total Shopping Centers        121,260
                              -------

                                 --CONTINUED--
w                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996
                             (amounts in thousands)

--------------------------------------------------------------------------------
     COLUMN A               COLUMN B           COLUMN C             COLUMN D
--------------------------------------------------------------------------------
                                      Initial cost to company(1)      Costs
                                      --------------------------   capitalized
                                                 Buildings and      subsequent
    Description          Encumbrances    Land     improvements    to acquisition
-------------------      ------------  --------  --------------   --------------
Warehouse/Industrial

 New Jersey
 ----------
  East Brunswick              --          --           4,772           2,844
  East Hanover              8,210 *       576          7,752           6,904
  Edison                    2,455 *       705          2,839           1,235
  Garfield                  1,249          96          8,068           3,808
                         --------      -------      --------        --------
    Total Warehouse/
     Industrial            11,914        1,377        23,431          14,791
                         --------      -------      --------        --------
Other Properties

 New Jersey
 ----------
  Paramus                   1,225         --           8,345           2,201
  Montclair                   --            66           470             329
  Rahway                      --          --            --                25

 New York
 --------
  825 7th Ave. Manhattan      --          --           8,870            --
                         --------      -------      --------        --------
    Total Other
     Properties             1,225           66        17,685           2,555
                         --------      -------      --------        --------
Leasehold Improvements
 and Equipment

TOTAL-DECEMBER 31, 1996  $233,353      $51,918      $196,219        $140,060
                         ========      =======      ========        ========


------------------------------------------------------------------------------------------------------------------------------------
                                        COLUMN E                    COLUMN F        COLUMN G       COLUMN H            COLUMN I
------------------------------------------------------------------------------------------------------------------------------------
                                Gross amount at which
                              carried at close of period                                                           Life on which
                         ------------------------------------      Accumulated                                depreciation in latest
                                       Buildings and              depreciation       Date of         Date         income statement
    Description              Land      improvements   Total(2)  and amortization  construction(3)  acquired         is compound
-------------------      ------------  -------------  --------  ----------------  ---------------  --------   ----------------------

Warehouse/financial

 New Jersey
 ----------
  East Brunswick                           7,616         7,616         3,645           1972          1972            19 - 40 Years
  East Hanover               691          14,541        15,232         8,159       1963 - 1967       1963             5 - 40 Years
  Edison                     704           4,075         4,779         1,821           1954          1982            17 - 25 Years
  Garfield                    96          11,876        11,972         8,088           1942          1959            17 - 33 Years
                          ------        --------      --------      --------
    Total Warehouse/
     Industrial            1,491          38,108        39,599        21,713
                          ------        --------      --------      --------
Other Properties

 New Jersey
 ----------
  Paramus                   --            10,546        10,546         2,361            1967         1987            33 - 40 Years
  Montclair                   66             799           865           488            1972         1972              15 Years
  Rahway                    --                25            25            23            1972         1972              14 Years

 New York
 --------
  825 7th Ave. Manhattan      --           8,870         8,870           129            1963         1996               39 Years
                          ------        --------      --------      --------
    Total Other
     Properties               66          20,240        20,306         3,001
                          ------        --------      --------      --------
Leasehold Improvements
 and Equipment                             9,101         9,101         5,075                                          3 - 20 Years
                          ------        --------      --------      --------
TOTAL-DECEMBER 31, 1996  $61,278        $336,020      $397,298      $151,049
                         =======        ========      ========      ========

* These encumbrances are cross collateralized under a blanket mortgage in the amount of $227,000,000 at December 31, 1996.

Notes
  1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to the date - see Column H.

  2) Aggregate cost is approximately the same for Federal income tax purposes.

  3) Date of original construction - many properties have had substantial renovation or additional construction - see Column D.

  4) Building on these properties were demolished in 1993. As a result, the cost of the buildings and improvements, net of accumulated depreciation, were transferred to land. In addition, the cost of the land in Kearny is net of a $1,615,000 insurance recovery.

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

                                                  Year Ended         Year Ended         Year Ended
                                               December 31, 1996  December 31, 1995  December 31, 1994
                                               -----------------  -----------------  -----------------
Real Estate

   Balance at beginning of period                   $382,476          $365,832          $340,415
   Additions during the period:
       Land                                               --               161               989
       Buildings & improvements                       14,822            16,635            24,428
                                                    --------          --------          --------
                                                     397,298           382,628           365,832
   Less:   Cost of assets written-off                     --               152                -
                                                    --------          --------          --------
   Balance at end of period                         $397,298          $382,476          $365,832
                                                    ========          ========          ========

Accumulated Depreciation

   Balance at beginning of period                   $139,495          $128,705          $118,742
   Additions charged to operating expenses            11,589            10,790             9,963
                                                    --------          --------          --------
                                                     151,084           139,495           128,705
   Less:   Accumulated depreciation on assets
             written-off                                  35                -                 -
                                                    --------          --------          --------
   Balance at end of period                         $151,049          $139,495          $128,705
                                                    ========          ========          ========

                                  EXHIBIT INDEX

                                                                                         Page Number in
                                                                                           Sequential
  Exhibit No.                                                                               Numbering
  -----------                                                                               ---------
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

10             First Amendment, dated as of July 30, 1996, to the Registrant's 1993            54
               Omnibus Share Plan, as amended - Incorporated by reference to the
               Registrant's Registration Statement on Form S-8, (File No. 333-09159).

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


----------
*  Incorporated by reference
** Management contract or compensatory plan

10(c) 2 **     Employment Agreement between Vornado, Inc. and Richard Rowan                          *
               dated January 1, 1992 - Incorporated by reference from Annual Report on
               Form 10-K for the year ended December 31, 1991, filed March 30, 1992.

  (c) 3 **     Employment Agreement between Vornado Realty Trust and Michael D.                      55
               Fascitelli dated December 2, 1996.

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


----------
*  Incorporated by reference
** Management contract or compensatory plan

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

11             Statement Re Computation of Per Share Earnings.                                       143

12             Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed
               Charges and Preferred Share Dividend Requirements                                     144

13             Not applicable.

16             Not applicable.

18             Not applicable.

19             Not applicable.

21             Subsidiaries of the Registrant.                                                       145

22             Not applicable.

23             Consent of independent auditors to incorporation by reference.                        147

25             Not applicable.

27             Financial Data Schedule.                                                              148

29             Not applicable.


----------
* Incorporated by reference

                                   EXHIBIT 10

                                 AMENDMENT NO. 1
                 1993 OMNIBUS SHARE PLAN OF VORNADO REALTY TRUST




                  The 1993 Omnibus Share Plan of Vornado Realty Trust (the "Plan") is hereby amended, pursuant to Section 15 of the Plan, as set forth below:

1. Section 6 of the Plan is hereby amended by adding the following sentence to the end of the second paragraph thereof:

                  "Such reload stock option grants shall not be treated as Shares granted under the Plan in determining the aggregate number of Shares available for the grant of awards pursuant to the first sentence of Section 2."

2. Section 12 of the Plan is hereby amended to read in its entirety as follows:

                  "Except as may otherwise be determined by the Committee with respect to the transferability of stock options by a Participant to such Participant's immediate family members (or trusts, partnerships, or limited liability companies established for such immediate family members), no award under the Plan shall be assignable or transferable except by will or the laws of descent and distribution, and no right or interest of any Participant shall be subject to any lien, obligation or liability of the Participant. For this purpose, immediate family member means, except as otherwise defined by the Committee, the Participant's children, stepchildren, grandchildren, parents, stepparents, grandparents, spouse, siblings (including half brothers and sisters), in-laws and persons related by reason of legal adoption. Such transferees may transfer a stock option only by will or the laws of descent or distribution. A stock option transferred pursuant to this Section 12 shall remain subject to the provisions of the Plan, and shall be subject to such other other rules as the Committee shall determine. Upon transfer of a stock option, any related stock appreciation right shall be cancelled. Except in the case of a holder's incapacity, an award shall be exercisable only by the holder thereof."

                                 EXHIBIT 10(C)3

                              EMPLOYMENT AGREEMENT

                  AGREEMENT, dated as of December 2, 1996, by and between Vornado Realty Trust, a Maryland real estate investment trust, with its principal offices at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663 (the "Company") and Michael D. Fascitelli ("Executive").

                  IN CONSIDERATION of the premises and the mutual covenants set forth below, the parties hereby agree as follows:

                  1. Employment. The Company hereby agrees to employ Executive as the President of the Company, and Executive hereby accepts such employment, on the terms and conditions hereinafter set forth.

                  2. Term. The period of employment of Executive by the Company hereunder (the "Employment Period") shall commence on December 2, 1996 (the "Commencement Date") and shall continue through November 30, 2001; provided, that, commencing on December 1, 2000, and on each December 1 thereafter, the Employment Period shall automatically be extended for one (1) additional year unless either party gives written notice not to extend this Agreement prior to three (3) months before such extension would be effectuated. The Employment Period may be sooner terminated by either party in accordance with Section 6 of this Agreement.

                  3. Position and Duties. During the Employment Period, Executive shall serve as President of the Company, and shall report solely and directly to Mr. Steven Roth; provided, that if Mr. Steven Roth is no longer employed by the Company for any reason, Executive shall report, in respect of his duties and responsibilities at the Company, solely and directly to the board of trustees of the Company (the "Board"). Subject to the supervisory powers of Mr. Steven Roth only, Executive shall have those powers and duties normally associated with the position of President and trustee and such other powers and duties as may be prescribed by Mr. Roth and the Board only, provided that such other powers and duties are consistent with Executive's position as President and trustee of the Company. Executive shall devote substantially all of his working time, attention and energies during normal business hours (other than absences due to illness or vacation) to the performance of his duties for the Company. Notwithstanding the above, Executive shall be permitted, to the extent such activities do not substantially interfere with the performance by Executive of his duties and responsibilities hereunder or violate Section 10(a), (c) or
(d) of this Agreement, to (i) manage Executive's personal, financial and legal affairs, and (ii) to serve on civic or charitable boards or committees (it being expressly understood and agreed that Executive's continuing to serve on any such board and/or committees on which Executive is serving, or with which Executive is otherwise associated, as of the Commencement Date (each of which has been disclosed to the Company prior to the execution of this Agreement or will be disclosed promptly thereafter), shall be deemed not to interfere with the performance by Executive of his duties and responsibilities under this Agreement). The Company acknowledges that Executive may provide consulting services through December 31, 1996, to assist his former employer with transitional matters in connection with Executive's former position. Executive has been elected, effective as of the Commencement Date, to the Board and to the board of directors of Alexander's, Inc. ("Alexander's").

                  4. Place of Performance. The principal place of employment of Executive shall be at the Company's principal executive offices in Saddle Brook, New Jersey.

                  5. Compensation and Related Matters.

                     (a) Base Salary. During the Employment Period the Company shall pay Executive a base salary at the rate of not less than $600,000 per year ("Base Salary"). Executive's Base Salary shall be paid in approximately equal installments in accordance with the Company's customary payroll practices. If Executive's Base Salary is increased by the Company, such increased Base Salary shall then constitute the Base Salary for all purposes of this Agreement.

                     (b) Company Share Option. The Company shall grant to Executive a non-qualified share option (the "Company Share Option") to acquire 1,750,000 shares of the common shares of beneficial interest of the Company, par value $.04 per share (the "Company Stock"), pursuant to the Company's 1993 Omnibus Share Plan (the "Company Option Plan"). The Company Share Option shall be granted on December 3, 1996, and shall be granted at an exercise price per share equal to the fair market value of the Company Stock on the date of grant and shall be subject to the terms set forth in the share option agreement attached to this Agreement as Exhibit A (the "Company Share Option Agreement") and to the Company Option Plan. The Company hereby represents and warrants to Executive that (a) the Company Option Plan has and will have sufficient shares available to effect the grant and exercise of the Company Share Option and the Company Option Plan has been approved by its shareholders, (b) the Company Share Option shall be granted by the Board or by a compensation committee of the Board satisfying the conditions for "non-employee directors" under Rule 16b-3, promulgated under the Securities Exchange Act of 1934, as amended ("Rule 16b-3"), (c) the Company Share Option will be properly authorized and approved by the Board and/or its compensation committee, (d) the Company Stock underlying the Company Share Option has been registered on Form S-8 and (e) the Company Stock underlying the Company Share Option has been listed on the New York Stock Exchange. The Company hereby undertakes and agrees (at no cost to Executive) to have an effective shelf-registration in place in favor of Executive in respect of the Company Stock underlying the Company Share Option (the "Company Registration Statement") no later than December 2, 1997. The Company Registration Statement shall be subject to the terms set forth on Exhibit B hereto. For purposes of this Agreement, "fair market value" of the Company Stock on any given date shall mean the average of the high and low trading prices of the Company Stock on such date, as reported on the New York Stock Exchange composite tape for such date.

                  (c) Alexander's Stock Option. Alexander's has resolved to grant to Executive, subject to the execution of this Agreement, a non-qualified stock option (the "Alexander's Stock Option") to acquire 350,000 shares of the common stock of Alexander's, par value $1.00 per share (the "Alexander's Stock"), pursuant to the Alexander's, Inc. Omnibus Stock Plan (the "Alexander's Option Plan"). The Alexander's Option shall be granted on December 5, 1996, and shall be granted at an exercise price per share equal to the fair market value of the Alexander's Stock on the date of grant and shall be subject to the terms set forth in the stock option agreement attached to this Agreement as Exhibit C (the "Alexander's Stock Option Agreement") and to the Alexander's Option Plan. The Company hereby represents and warrants to Executive that (a) the Alexander's Stock Option Plan has sufficient shares available to effect the grant and exercise of the Alexander's Option and the Alexander's Stock Option Plan has been approved by its shareholders, (b) the Alexander's Option shall be granted by the board of directors of Alexander's or by a compensation committee of the board of directors of Alexander's satisfying the conditions for non-employee directors under Rule 16b-3, (c) the Alexander's Option will be properly authorized and approved by the board of directors of Alexander's and/or its compensation committee, (d) the Alexander's Stock underlying the Alexander's Stock Option has been registered on Form S-8, and (e) the Alexander's Stock underlying the Alexander's Stock Option has been properly listed on the New York Stock Exchange. The Company hereby undertakes and agrees (at no cost to Executive) to use its best efforts to cause Alexander's to have an effective shelf-registration in place in favor of Executive in respect of the Alexander's Stock underlying the Alexander's Option (the "Alexander's Registration Statement") no later than December 2, 1997. The Alexander's Registration Statement shall be subject to the terms set forth on Exhibit B hereto. For purposes of this Agreement, "fair market value" of Alexander's Stock on any given date shall mean the average of the high and low trading prices of the Alexander's Stock on such date, as reported on the New York Stock Exchange composite tape for such date.

                  (d) Deferred Payment. Subject to the immediately succeeding sentence, the Company shall provide to Executive upon the Commencement Date a deferred payment equal to $5,000,000 (the "Deferred Payment"). Payment of the Deferred Payment shall be deferred pursuant to the terms of the deferred compensation agreement attached hereto as Exhibit D (the "Deferred Compensation Agreement").

              (e) Convertible Units Agreement. The Company shall issue to Executive upon the Commencement Date a deferred compensation arrangement in the form of 459,770 convertible cash units (the "Convertible Units") pursuant to an agreement in the form attached hereto as Exhibit E (the "Convertible Units Agreement").

              (f) Rabbi Trust Funding. In connection with the Deferred Payment and the Convertible Units, the Company shall upon the Commencement Date contribute (i) $5,000,000 in cash into an irrevocable "rabbi" trust of even date herewith between the Company and The Chase Manhattan Bank, a New York banking corporation (the "Rabbi Trust"), and (ii) a certificate for 459,770 shares of Company Stock into the Rabbi Trust. The Rabbi Trust shall be in the form attached hereto as Exhibit F.

              (g) Conditions to Receipt of Deferred Payment and Convertible Units. Notwithstanding anything in this Section 5 to the contrary, Executive shall have no right to the amounts payable to Executive under Sections 5(d) and 5(e) of this Agreement in the event that, prior to December 2, 1997, he voluntarily terminates employment hereunder (other than for Good Reason); provided, that under no circumstances shall such amounts be forfeited upon Executive's death or a termination of employment due to Executive's Disability.

              (h) Automobile. The Company will provide Executive with an automobile and driver, which automobile shall be a Lincoln Town Car or similar model.

              (i) Expenses. The Company shall promptly reimburse Executive for all reasonable business expenses upon the presentation of reasonably itemized statements of such expenses in accordance with the Company's policies and procedures now in force or as such policies and procedures may be modified with respect to all senior executive officers of the Company.

              (j) Vacation. Executive shall be entitled to the number of weeks of vacation per year provided to the Company's chief executive officer, but in no event less than four (4) weeks annually.

              (k) Services Furnished. During the Employment Period, the Company shall furnish Executive with office space, stenographic and secretarial assistance and such other facilities and services comparable to those provided to the Company's chief executive officer.

              (l) Company Loan. During the Employment Period, upon the written request of Executive, the Company shall disburse to Executive (i) at any time, one or more loans in an aggregate amount of up to $5,000,000, (ii) following

December 2, 1997, one or more loans in an aggregate amount of up to $2,500,000, and (iii) following December 2, 1998, one or more loans in an aggregate amount of up to $2,500,000, for a potential aggregate loan amount of $10,000,000. Each of such loans shall be on a revolving principal basis subject to the following terms and conditions:


                   (i)    each loan must be in an amount of at least $500,000;

                   (ii)   the loans shall be full recourse to Executive;

                   (iii) the principal amount of each loan shall be due and payable upon the first to occur of (A) Executive's Date of Termination,
         (B) the fifth anniversary of the loan's date of disbursement or (C) the final payment to Executive under the Convertible Units Agreement, provided, that under no circumstances shall the aggregate principal amount of outstanding loans exceed one-half (1/2) the product of (x) the number of the outstanding Convertible Units and (y) $43.50 and in the event such aggregate principal amount of outstanding loans does exceed such value, such excess shall be due and payable immediately;

                   (iv) each loan shall be subject to interest at the applicable Federal rate under Section 1274(d) of the Internal Revenue Code of 1986, as amended, on the date the loan is made;

                   (v) interest on each loan shall be payable quarterly as set forth in the agreements evidencing such loans (the intent of which will be to approximate the timing of the Company's regular quarterly dividend payments) and the dividend equivalent payments made pursuant to the Convertible Units shall be applied by the Company to the extent necessary to satisfy the next following quarterly interest payment as of the date of payment of such dividend equivalents (pursuant to the terms of the Convertible Unit Agreement), and Executive shall pay any remaining interest owed on the loan, if any, after such application of the dividend equivalents;

                   (vi) the agreements evidencing such loans shall contain such additional terms and conditions as are reasonably acceptable to the Executive in good faith;

                   (vii) Executive shall not be required to pledge or otherwise hypothecate or encumber any of Executive's personal assets in connection with any loan; and

                   (viii) it is the intention of the parties hereto that the repayment of the amounts borrowed hereunder by Executive shall first be satisfied by an application of amounts due and payable to Executive under the Convertible Units Agreement.

              (m) Welfare, Pension and Incentive Benefit Plans. During the Employment Period, Executive (and his spouse and dependents to the extent provided therein) shall be entitled to participate in and be covered under all the welfare benefit plans or programs maintained by the Company from time to time for the benefit of its senior executives including, without limitation, all medical, hospitalization, dental, disability, accidental death and dismemberment and travel accident insurance plans and programs, other than any such benefits provided solely to Mr. Steven Roth. The Company shall at all times provide to Executive (and his spouse and dependents to the extent provided under the applicable plans or programs) (subject to modifications affecting all senior executive officers) the same type and levels of participation and benefits as are being provided to Mr. Steven Roth (and his spouse and dependents to the extent provided under the applicable plans or programs) on the Commencement Date. In addition, during the Employment Period, Executive shall be eligible to participate in all pension, retirement, savings and other employee benefit plans and programs maintained from time to time by the Company for the benefit of its senior executives, other than any such benefits provided solely to Mr. Steven Roth or any annual incentive or long-term performance plans (other than those specified or referred to in Section 5).

              (n) Other Benefits. During the Employment Period, the Company shall provide Executive with the benefits described below:

                   (i) a $3 million five-year renewable term life insurance policy;

                   (ii) a Company-provided medical examination on an annual basis at a medical clinic selected by Executive and reasonably satisfactory to the Company's chief executive officer;

                   (iii) tax preparation and financial planning assistance up to a maximum of $15,000 value per year; and

                   (iv) long-term disability insurance coverage with benefits at a rate of 60% of Base Salary through age sixty-five (65), less any disability benefits paid under any group long-term disability plan of the Company.

              (o) Offices. Executive shall serve, without additional compensation, as a director or trustee of the Company or any of its wholly-owned subsidiaries, Alexander's or any of its wholly-owned subsidiaries or any entities spun off from the Company or Alexander's to their shareholders (and as a member of any committees of the board of directors or trustees of any such entities), and in one or more executive positions of any of such subsidiaries or spun-off entities, provided that Executive is indemnified for serving in any and all such capacities on a basis no less favorable than is then provided to any other director or trustee of such entity.

              (p) Adjustments to the Company Share Option, the Alexander's Stock Option and the Convertible Units. In the event of a spin-off by the Company or by Alexander's to its shareholders, Executive shall receive an appropriate equitable adjustment to the Company Share Option and the Convertible Units (in the case of a spin-off by the Company) or to the Alexander's Stock Option (in the case of a spin-off by Alexander's) pursuant to the terms of Section 8(k) of each of the Company Share Option Agreement, the Alexander's Stock Option Agreement or the Convertible Units Agreement, as the case may be.

         6. Termination. Executive's employment hereunder may be terminated during the Employment Period under the following circumstances:

              (a) Death. Executive's employment hereunder shall terminate upon his death.

              (b) Disability. If, as a result of Executive's incapacity due to physical or mental illness, Executive shall have been substantially unable to perform his duties hereunder for an entire period of six (6) consecutive months, and within thirty (30) days after written Notice of Termination is given after such six (6) month period, Executive shall not have returned to the substantial performance of his duties on a full-time basis, the Company shall have the right to terminate Executive's employment hereunder for "Disability", and such termination in and of itself shall not be, nor shall it be deemed to be, a breach of this Agreement.

              (c) Cause. The Company shall have the right to terminate Executive's employment for Cause, and such termination in and of itself shall not be, nor shall it be deemed to be, a breach of this Agreement. For purposes of this Agreement, the Company shall have "Cause" to terminate Executive's employment upon Executive's:

                   (i) conviction of, or plea of guilty or nolo contendere to, a felony; or

                   (ii) willful and continued failure to use reasonable best efforts to substantially perform his duties hereunder (other than such failure resulting from Executive's incapacity due to physical or mental illness or subsequent to the issuance of a Notice of Termination by Executive for Good Reason) after demand for substantial performance is delivered by the Company in writing that specifically identifies the manner in which the Company believes

         Executive has not used reasonable best efforts to substantially perform his duties; or

                   (iii) willful misconduct (including, but not limited to, a willful breach of the provisions of Section 10) that is materially economically injurious to the Company or Alexander's or to any entity in control of, controlled by or under common control with the Company or Alexander's ("Affiliates").

For purposes of this Section 6(c), no act, or failure to act, by Executive shall be considered "willful" unless committed in bad faith and without a reasonable belief that the act or omission was in the best interests of the Company, Alexander's or any Affiliates thereof. Cause shall not exist under paragraph
(ii) or (iii) above unless and until the Company has delivered to Executive a copy of a resolution duly adopted by a majority of the Board (excluding Executive for purposes of determining such majority) at a meeting of the Board called and held for such purpose (after reasonable (but in no event less than thirty (30) days) notice to Executive and an opportunity for Executive, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of the conduct set forth in paragraph
(ii) or (iii) and specifying the particulars thereof in detail. This Section 6(c) shall not prevent Executive from challenging in any court of competent jurisdiction the Board's determination that Cause exists or that Executive has failed to cure any act (or failure to act) that purportedly formed the basis for the Board's determination.

              (d) Good Reason. Executive may terminate his employment for "Good Reason" within one hundred and twenty (120) days after Executive has actual knowledge of the occurrence, without the written consent of Executive, of one of the following events that has not been cured within thirty (30) days after written notice thereof has been given by Executive to the Company:

                   (i) the failure of Executive to be appointed to the position set forth in Section 3 or to be appointed as a member of the Board or the board of directors of Alexander's;

                   (ii) the assignment to Executive of duties materially and adversely inconsistent with Executive's status as President of the Company or a material and adverse alteration in the nature of Executive's duties and/or responsibilities, reporting obligations, titles or authority;

                   (iii) a reduction by the Company in Executive's Base Salary or a failure by the Company to pay any such amounts when due or any amounts due under Sections 5(d) and 5(e);

                   (iv) the relocation of the Company's principal executive offices or Executive's own office location to a location more than thirty (30) miles from New York City;

                   (v) any purported termination of Executive's employment for Cause which is not effected pursuant to the procedures of Section 6(c) (and for purposes of this Agreement, no such purported termination shall be effective);

                   (vi) the Company's failure to provide the Company Share Option or the Company's material breach of the Company Share Option Agreement, the Convertible Units Agreement or the Deferred Compensation Agreement;

                   (vii) the Company's failure to provide the benefits set forth in Section 5(n)(i) or 5(n)(iv) or the failure of the Company to substantially provide any material employee benefits due to be provided to Executive (other than any such failure not inconsistent with any express provisions contained herein which failure affects all senior executive officers, not including for this purpose benefits provided solely to Mr. Steven Roth);

                   (viii) the Company's failure to provide in all material respects the indemnification set forth in Section 11 of this Agreement;

                   (ix) the failure by Alexander's to provide the Alexander's Stock Option or the material breach of the Alexander's Stock Option Agreement by Alexander's;

                   (x) the failure by the Company or by Alexander's to provide Executive, upon the spin-off or distribution of any property by the Company or Alexander's to their shareholders, with an appropriate equitable adjustment to the Company Share Option, the Alexander's Stock Option or the Convertible Units pursuant to the terms of the Company Share Option Agreement, the Alexander's Stock Option Agreement or the Convertible Units Agreement, as applicable;

                   (xi)    a Change in Control of the Company;

                   (xii) the failure of the Company or Alexander's (i) to list (or to maintain such listing) for trading on the New York Stock Exchange or (ii) to register (or to maintain pursuant to the terms of Exhibit B such registration for) the stock underlying the Company Share Option, the Alexander's Stock Option or the Convertible Units Agreement pursuant to an effective shelf registration statement on Form S-3 in favor of Executive and the Rabbi Trust trustee;

                   (xiii) the Company's material failure to disburse any loan amounts in accordance with Section 5(l); or

                   (xiv) the Company's failure to contribute the annual Rabbi Trust funding, to the extent such funding is required by the Rabbi Trust agreement;

Executive's right to terminate his employment hereunder for Good Reason shall not be affected by his incapacity due to physical or mental illness. Executive's continued employment during the one hundred and twenty (120) day period referred to above in this paragraph (d) shall not constitute consent to, or a waiver of rights with respect to, any act or failure to act constituting Good Reason hereunder.

              (e) Without Cause. The Company shall have the right to terminate Executive's employment hereunder without Cause by providing Executive with a Notice of Termination, and such termination shall not in and of itself be, nor shall it be deemed to be, a breach of this Agreement.

              (f) Without Good Reason. Executive shall have the right to terminate his employment hereunder without Good Reason by providing the Company with a Notice of Termination, and such termination shall not in and of itself be, nor shall it be deemed to be, a breach of this Agreement.

         For purposes of this Agreement, a "Change in Control" of the Company means the occurrence of one of the following events:

                   (1) individuals who, on the Commencement Date, constitute the Board (the "Incumbent Trustees") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a trustee subsequent to the Commencement Date whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Trustees then on the Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for trustee, without objection to such nomination) shall be an Incumbent Trustee; provided, however, that no individual initially elected or nominated as a trustee of the Company as a result of an actual or threatened election contest with respect to trustees or as a result of any other actual or threatened solicitation of proxies by or on behalf of any person other than the Board shall be an Incumbent Trustee;

                   (2) any "person" (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934 (the "Exchange Act") and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes, after the Commencement Date, a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities eligible to vote for the election of the Board (the "Company Voting Securities"); provided, however, that an event described in this paragraph (2) shall not be deemed to be a Change in Control if any of following becomes such a beneficial owner: (A) the Company or any majority-owned subsidiary (provided, that this exclusion applies solely to the ownership levels of the Company or the majority-owned subsidiary), (B) any tax-qualified, broad-based employee benefit plan sponsored or maintained by the Company or any majority-owned subsidiary, (C) any underwriter temporarily holding securities pursuant to an offering of such securities, (D) any person pursuant to a Non-Qualifying Transaction (as defined in paragraph (3)), (E) Executive or any group of persons including Executive (or any entity controlled by Executive or any group of persons including Executive); or (F) (i) any of the partners (as of the Commencement Date) in Interstate Properties ("Interstate") including immediate family members and family trusts or family-only partnerships and any charitable foundations of such partners (the "Interstate Partners"), (ii) any entities the majority of the voting interests of which are beneficially owned by the Interstate Partners, or (iii) any "group" (as described in Rule 13d-5(b)(i) under the Exchange Act) including the Interstate Partners, provided, that the Interstate Partners beneficially own a majority of the Company Voting Securities beneficially owned by such group (the persons in (i), (ii) and (iii) shall be individually and collectively referred to herein as, "Interstate Holders");

                   (3) the consummation of a merger, consolidation, share exchange or similar form of transaction involving the Company or any of its subsidiaries, or the sale of all or substantially all of the Company's assets (a "Business Transaction"), unless immediately following such Business Transaction (i) more than 50% of the total voting power of the entity resulting from such Business Transaction or the entity acquiring the Company's assets in such Business Transaction (the "Surviving Corporation") is beneficially owned, directly or indirectly, by the Interstate Holders or the Company's shareholders immediately prior to any such Business Transaction, and (ii) no person (other than the persons set forth in clauses (A), (B), (C), or (F) of paragraph (2) above or any tax-qualified, broad-based employee benefit plan of the Surviving Corporation or its Affiliates beneficially owns, directly or indirectly, 30% or more of the total voting power of the Surviving Corporation (a "Non-Qualifying Transaction"); or

                   (4) Board approval of a liquidation or dissolution of the Company, unless the voting common equity interests of an ongoing entity (other than a liquidating trust) are beneficially owned, directly or indirectly, by the Company's shareholders in substantially the same proportions as such shareholders owned the Company's outstanding voting common equity interests immediately prior to such liquidation and such ongoing entity assumes all existing obligations of the Company to Executive under this Agreement, the Company Stock Option Agreement, the Deferred Compensation Agreement, the Convertible Units Agreement and the Rabbi Trust agreement.

           7.  Termination Procedure.

               (a) Notice of Termination. Any termination of Executive's employment by the Company or by Executive during the Employment Period (other than termination pursuant to Section 6(a)) shall be communicated by written Notice of Termination to the other party hereto in accordance with Section 14. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

               (b) Date of Termination. "Date of Termination" shall mean (i) if Executive's employment is terminated by his death, the date of his death, (ii) if Executive's employment is terminated pursuant to Section 6(b), thirty (30) days after Notice of Termination (provided that Executive shall not have returned to the substantial performance of his duties on a full-time basis during such thirty (30) day period), and (iii) if Executive's employment is terminated for any other reason, the date on which a Notice of Termination is given or any later date (within thirty (30) days after the giving of such notice) set forth in such Notice of Termination.

           8. Compensation Upon Termination or During Disability. In the event Executive is disabled or his employment terminates during the Employment Period, the Company shall provide Executive with the payments and benefits set forth below. Executive acknowledges and agrees that the payments set forth in this Section 8 constitute liquidated damages for termination of his employment during the Employment Period.

               (a) Termination By Company without Cause or By Executive for Good Reason. If Executive's employment is terminated by the Company without Cause or by Executive for Good Reason:

                   (i) the Company shall pay to Executive (A) his Base Salary and accrued vacation pay through the Date of Termination, as soon as practicable following the Date of Termination, and (B) continued Base Salary (as provided for in Section 5(a)) for a period of three (3) years following the Date of Termination; provided, that during the second and third years following the Date of Termination the Company's obligation to pay continued Base Salary shall be offset by the economic value of any compensation actually received (or deferred) for services rendered by Executive to any other entity;

                   (ii) the Company shall maintain in full force and effect, for the continued benefit of Executive, his spouse and his dependents for a period of three (3) years following the Date of Termination the medical, hospitalization, dental, and life insurance programs (including without limitation the life insurance policy set forth in Section 5(n)(i), but for no longer than the five-year term of such policy) in which Executive, his spouse and his dependents were participating immediately prior to the Date of Termination at the level in effect and upon substantially the same terms and conditions (including without limitation contributions required by Executive for such benefits) as existed immediately prior to the Date of Termination; provided, that if Executive, his spouse or his dependents cannot continue to participate in the Company programs providing such benefits, the Company shall arrange to provide Executive, his spouse and his dependents with the economic equivalent of such benefits which they otherwise would have been entitled to receive under such plans and programs ("Continued Benefits"), provided, that such Continued Benefits shall terminate on the date or dates Executive receives equivalent coverage and benefits, without waiting period or pre-existing condition limitations, under the plans and programs of a subsequent employer (such coverage and benefits to be determined on a coverage-by-coverage or benefit-by-benefit, basis); and

                   (iii) the Company shall pay any deferred compensation payable in accordance with the terms of the agreements referenced in Sections 5(d) and (e) of this Agreement;

                   (iv)  the Company shall reimburse Executive pursuant to
         Section 5(i) for reasonable expenses incurred, but not paid prior to such termination of employment; and

                   (v) Executive shall be entitled to any other rights, compensation and/or benefits as may be due to Executive in accordance with the terms and provisions of any agreements, plans or programs of the Company.

              (b) Cause or By Executive Without Good Reason. If Executive's employment is terminated by the Company for Cause or by Executive (other than for Good Reason):

                   (i) the Company shall pay Executive his Base Salary and, to the extent required by law or the Company's vacation policy, his accrued vacation pay through the Date of Termination, as soon as practicable following the Date of Termination; and

                   (ii) the Company shall pay any deferred compensation payable in accordance with the terms of the agreements referenced in Sections 5(d) and (e) of this Agreement;

                   (iii) the Company shall reimburse Executive pursuant to
         Section 5(i) for reasonable expenses incurred, but not paid prior to such termination of employment, unless such termination resulted from a misappropriation of Company funds; and

                   (iv) Executive shall be entitled to any other rights, compensation and/or benefits as may be due to Executive in accordance with the terms and provisions of any agreements, plans or programs of the Company.

              (c) Disability. During any period that Executive fails to perform his duties hereunder as a result of incapacity due to physical or mental illness ("Disability Period"), Executive shall continue to receive his full Base Salary set forth in Section 5(a) until his employment is terminated pursuant to Section 6(b). In the event Executive's employment is terminated for Disability pursuant to Section 6(b):

                   (i) the Company shall pay to Executive (A) his Base Salary and accrued vacation pay through the Date of Termination, as soon as practicable following the Date of Termination, and (B) continued Base Salary (as provided for in Section 5(a)) and Continued Benefits for the longer of (i) six (6) months or (ii) the date on which Executive becomes entitled to long-term disability benefits under the applicable plan or program of the Company paying the benefits described in Section 5(n)(iv), up to a maximum of three (3) years of Base Salary continuation; and

                   (ii) the Company shall pay any deferred compensation payable in accordance with the terms of the agreements referenced in Sections 5(d) and (e) of this Agreement;

                   (iii) the Company shall reimburse Executive pursuant to
         Section 5(i) for reasonable expenses incurred, but not paid prior to such termination of employment; and

                   (iv) Executive shall be entitled to any other rights, compensation and/or benefits as may be due to Executive in accordance with the terms and provisions of any agreements, plans or programs of the Company.

              (d) Death. If Executive's employment is terminated by his death:

                   (i) the Company shall pay in a lump sum to Executive's beneficiary, legal representatives or estate, as the case may be, Executive's Base Salary through the Date of Termination and one (1) times Executive's annual rate of Base Salary, and shall provide Executive's spouse and dependents with Continued Benefits for one (1) year;

                   (ii) the Company shall pay any deferred compensation payable in accordance with the terms of the agreements referenced in Sections 5(d) and (e) of this Agreement;

                   (iii) the Company shall reimburse Executive's beneficiary, legal representatives, or estate, as the case may be, pursuant to
         Section 5(i) for reasonable expenses incurred, but not paid prior to such termination of employment; and

                   (iv) Executive's beneficiary, legal representatives or estate, as the case may be, shall be entitled to any other rights, compensation and benefits as may be due to any such persons or estate in accordance with the terms and provisions of any agreements, plans or programs of the Company.

              (e) Failure to Extend. A failure to extend the Agreement pursuant to Section 2 by either party shall not be treated as a termination of Executive's employment for purposes of this Agreement.

              (f) Alexander's Stock Option. Executive's termination of employment under this Agreement shall not affect any existing rights he may have under the Alexander's Stock Option, which rights shall be governed by the terms of the Alexander's Stock Option Agreement.

         9. Mitigation. Executive shall not be required to mitigate amounts payable under this Agreement by seeking other employment or otherwise, and there shall be no offset against amounts due Executive under this Agreement on account of subsequent employment except as specifically provided herein. Additionally, amounts owed to Executive under this Agreement, the Deferred Compensation Agreement or the Convertible Units Agreement shall not be offset by any claims the Company may have against Executive (other than an offset for any due and payable loan amounts under Section 5(l) excluding the Deferred Compensation Agreement) and, except with respect to such loan amounts, as set forth above, the Company's obligation to make the payments provided for in this Agreement, the Deferred Compensation Agreement or the Convertible Units Agreement, and otherwise to perform its obligations hereunder, shall not be affected by any other circumstances, including, without limitation, any counterclaim, recoupment, defense or other right which the Company may have against Executive or others.

         10.  Confidential Information, Ownership of Documents; Non-Competition.

              (a) Confidential Information. Executive shall hold in a fiduciary capacity for the benefit of the Company all trade secrets and confidential information, knowledge or data relating to the Company and its businesses and investments, which shall have been obtained by Executive during Executive's employment by the Company and which is not generally available public knowledge (other than by acts by Executive in violation of this Agreement). Except as may be required or appropriate in connection with his carrying out his duties under this Agreement, Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or any legal process, or as is necessary in connection with any adversarial proceeding against the Company (in which case Executive shall use his reasonable best efforts in cooperating with the Company in obtaining a protective order against disclosure by a court of competent jurisdiction), communicate or divulge any such trade secrets, information, knowledge or data to anyone other than the Company and those designated by the Company or on behalf of the Company in the furtherance of its business or to perform duties hereunder.

              (b) Removal of Documents; Rights to Products. All records, files, drawings, documents, models, equipment, and the like relating to the Company's business, which Executive has control over shall not be removed from the Company's premises without its written consent, unless such removal is in the furtherance of the Company's business or is in connection with Executive's carrying out his duties under this Agreement and, if so removed, shall be returned to the Company promptly after termination of Executive's employment hereunder, or otherwise promptly after removal if such removal occurs following termination of employment. Executive shall assign to the Company all rights to trade secrets and other products relating to the Company's business developed by him alone or in conjunction with others at any time while employed by the Company.

              (c) Protection of Business. During the Employment Period and until the first anniversary of Executive's Date of Termination (but only in the event Executive is terminated by the Company for Cause, Executive terminates employment without Good Reason or Executive is terminated by the Company for Disability), the Executive will not (i) engage, anywhere within the geographical areas in which the Company, Alexander's or any of their Affiliates (the "Designated Entities") are con-ducting their business operations or providing services as of the Date of Termination, in any business which is being engaged in by the Designated Entities as of the Date of Termination or pursue or attempt to develop any project known to Executive and which the Designated Entities are pursuing, developing or attempting to develop as of the Date of Termination, unless such project has been inactive for over nine (9) months (a "Project"), directly or indirectly, alone, in association with or as a shareholder, principal, agent, partner, officer, director, employee or consultant of any other organization,
(ii) divert to any entity which is engaged in any business conducted by the Designated Entities in the same geographic area as the Designated Entities, any Project or any customer of any of the Designated Entities, or (iii) solicit any officer, employee (other than secretarial staff) or consultant of any of the Designated Entities to leave the employ of any of the Designated Entities. Notwithstanding the preceding sentence, Executive shall not be prohibited from owning less than one (1%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company. If, at any time, the provisions of this Section 10(c) shall be determined to be invalid or unenforceable, by reason of being vague or unreasonable as to area, duration or scope of activity, this Section 10(c) shall be considered divisible and shall become and be immediately amended to only such area, duration and scope of activity as shall be determined to be reasonable and enforceable by the court or other body having jurisdiction over the matter; and Executive agrees that this
Section 10(c) as so amended shall be valid and binding as though any invalid or unenforceable provision had not been included herein.

              (d) Current Employer. Except as provided in Section 3, prior to November 30, 1999, Executive shall not, without the written consent of the Company, if he terminates employment without Good Reason or is terminated by the Company for Cause, provide services, as an employee, partner or consultant, to Goldman, Sachs & Co. or any successor thereof (or any entity with respect to which Goldman, Sachs & Co. or any successor thereof (together with the partners of Goldman, Sachs & Co.), directly or indirectly (i) own a majority of the equity interest, (ii) may appoint a majority of its board of directors, (iii) is the general partner, (iv) is the managing limited liability company member, or
(v) is a similar controlling entity).

              (e) Injunctive Relief. In the event of a breach or threatened breach of this Section 10, Executive agrees that the Company shall be entitled to injunctive relief in a court of appropriate jurisdiction to remedy any such breach or threatened breach, Executive acknowledging that damages would be inadequate and insufficient.

              (f) Continuing Operation. Except as specifically provided in this
Section 10, the termination of Executive's employment or of this Agreement shall have no effect on the continuing operation of this Section 10.

         11.  Indemnification.

              (a) General. The Company agrees that if Executive is made a party or a threatened to be made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "Proceeding"), by reason of the fact that Executive is or was a trustee, director or officer of the Company, Alexander's or any subsidiary of such entities or is or was serving at the request of the Company, Alexander's or any subsidiary as a trustee, director, officer, member, employee or agent of another corporation or a partnership, joint venture, trust or other enterprise, including, without limitation, service with respect to employee benefit plans, whether or not the basis of such Proceeding is alleged action in an official capacity as a trustee, director, officer, member, employee or agent while serving as a trustee, director, officer, member, employee or agent, Executive shall be indemnified and held harmless by the Company to the fullest extent authorized by Maryland law, as the same exists or may hereafter be amended, against all Expenses incurred or suffered by Executive in connection therewith, and such indemnification shall continue as to Executive even if Executive has ceased to be an officer, director, trustee or agent, or is no longer employed by the Company or Alexander's and shall inure to the benefit of his heirs, executors and administrators.

              (b) Expenses. As used in this Agreement, the term "Expenses" shall include, without limitation, damages, losses, judgments, liabilities, fines, penalties, excise taxes, settlements, and costs, attorneys' fees, accountants' fees, and disbursements and costs of attachment or similar bonds, investigations, and any expenses of establishing a right to indemnification under this Agreement.

              (c) Enforcement. If a claim or request under this Agreement is not paid by the Company or on its behalf, within thirty (30) days after a written claim or request has been received by the Company, Executive may at any time thereafter bring suit against the Company to recover the unpaid amount of the claim or request and if successful in whole or in part, Executive shall be entitled to be paid also the expenses of prosecuting such suit. All obligations for indemnification hereunder shall be subject to, and paid in accordance with, applicable Maryland law.

              (d) Partial Indemnification. If Executive is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of any Expenses, but not, however, for the total amount thereof, the Company, shall nevertheless indemnify Executive for the portion of such Expenses to which Executive is entitled.

              (e) Advances of Expenses. Expenses incurred by Executive in connection with any Proceeding shall be paid by the Company in advance upon request of Executive that the Company pay such Expenses; but, only in the event that Executive shall have delivered in writing to the Company (i) an undertaking to reimburse the Company for Expenses with respect to which Executive is not entitled to indemnification and (ii) an affirmation of his good faith belief that the standard of conduct necessary for indemnification by the Company has been met.

              (f) Notice of Claim. Executive shall give to the Company notice of any claim made against him for which indemnification will or could be sought under this Agreement. In addition, Executive shall give the Company such information and cooperation as it may reasonably require and as shall be within Executive's power and at such times and places as are convenient for Executive.

              (g) Defense of Claim. With respect to any Proceeding as to which Executive notifies the Company of the commencement thereof:

                   (i) The Company will be entitled to participate therein at its own expense; and

                   (ii) Except as otherwise provided below, to the extent that it may wish, the Company will be entitled to assume the defense thereof, with counsel reasonably satisfactory to Executive, which in the Company's sole discretion may be regular counsel to the Company and may be counsel to other officers and directors of the Company, Alexander's or any subsidiary. Executive also shall have the right to employ his own counsel in such action, suit or proceeding if he reasonably concludes that failure to do so would involve a conflict of interest between the Company and Executive, and under such circumstances the fees and expenses of such counsel shall be at the expense of the Company.

                   (iii) The Company shall not be liable to indemnify Executive under this Agreement for any amounts paid in settlement of any action or claim effected without its written consent. The Company shall not settle any action or claim in any manner which would impose any penalty or limitation on Executive without Executive's written consent. Neither the Company nor Executive will unreasonably withhold or delay their consent to any proposed settlement.

              (h) Non-exclusivity. The right to indemnification and the payment of expenses incurred in defending a Proceeding in advance of its final disposition conferred in this Section 11 shall not be exclusive of any other right which Executive may have or hereafter may acquire under any statute, provision of the declaration of trust or certificate of incorporation or by-laws of the Company, Alexander's or any subsidiary, agreement, vote of shareholders or disinterested directors or trustees or otherwise.

                  12. Legal Fees and Expenses. The Company shall reimburse Executive promptly following the Commencement Date for all legal fees and expenses reasonably incurred by Executive in connection with Executive and the Company entering into this Agreement, the Company Share Option Agreement, the Alexander's Stock Option Agreement, the Convertible Units Agreement, the Rabbi Trust, and the Deferred Compensation Agreement, upon receipt of reasonable written evidence of such fees and expenses. If any contest or dispute shall arise between the Company or Alexander's and Executive regarding any provision of this Agreement, the Rabbi Trust, the Company Registration Statement, the Alexander's Registration Statement, or the Alexander's Stock Option Agreement, the Company shall reimburse Executive for all legal fees and expenses reasonably incurred by Executive in connection with such contest or dispute, but only if Executive is successful in respect of substantially all of Executive's claims brought and pursued in connection with such contest or dispute. Such reimbursement shall be made as soon as practicable following the resolution of such contest or dispute (whether or not appealed) to the extent the Company receives reasonable written evidence of such fees and expenses.

                  13. Successors; Binding Agreement.

                      (a) Company's Successors. No rights or obligations of the Company under this Agreement may be assigned or transferred except that the Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as herein before defined and any successor to its business and/or assets (by merger, purchase or otherwise) which executes and delivers the agreement provided for in this Section 13 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

                      (b) Executive's Successors. No rights or obligations of Executive under this Agreement may be assigned or transferred by Executive other than his rights to payments or benefits hereunder, which may be transferred only by will or the laws of descent and distribution. Upon Executive's death, this Agreement and all rights of Executive hereunder shall inure to the benefit of and be enforceable by Executive's beneficiary or beneficiaries, personal or legal representatives, or estate, to the extent any such person succeeds to Executive's interests under this Agreement. Executive shall be entitled to select and change a beneficiary or beneficiaries to receive any benefit or compensation payable hereunder following Executive's death by giving the Company written notice thereof. In the event of Executive's death or a judicial determination of his incompetence, reference in this Agreement to Executive shall be deemed, where appropriate, to refer to his beneficiary(ies), estate or other legal representative(s). If Executive should die following his Date of Termination while any amounts would still be payable to him hereunder if he had continued to live, all such amounts unless otherwise provided herein shall be paid in accordance with the terms of this Agreement to such person or persons so appointed in writing by Executive, or otherwise to his legal representatives or estate.

                14. Notice. For the purposes of this Agreement, notices, demands and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered either personally or by United States certified or registered mail, return receipt requested, postage prepaid, addressed as follows:

                If to Executive:

                Michael D. Fascitelli
                Vornado Realty Trust
                Park 80 West, Plaza II
                Saddle Brook, New Jersey 07663

                with a copy to:

                Stephen W. Skonieczny
                Milbank, Tweed, Hadley & McCloy
                One Chase Manhattan Plaza
                New York, New York 10005

                If to the Company:

                Vornado Realty Trust
                Park 80 West, Plaza II
                Saddle Brook, New Jersey 07663
                Attention: both Chairman and Chief Financial Officer

                with a copy to:

                Janet T. Geldzahler
                Sullivan & Cromwell
                125 Broad Street
                New York, New York 10004


or to such other address as any party may have furnished to the others in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

                  15. Miscellaneous. No provisions of this Agreement may be amended, modified, or waived unless such amendment or modification is agreed to in writing signed by Executive and by a duly authorized officer of the Company, and such waiver is set forth in writing and signed by the party to be charged. No waiver by either party hereto at any time of any breach by the other party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement. The respective rights and obligations of the parties hereunder of this Agreement shall survive Executive's termination of employment and the termination of this Agreement to the extent necessary for the intended preservation of such rights and obligations. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of New York without regard to its conflicts of law principles.

                  16. Validity. The invalidity or unenforceability of any provision or provisions of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

                  17. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                  18. Entire Agreement. This Agreement, the Company Share Option Agreement, the Alexander's Stock Option Agreement, the Convertible Units Agreement, the Deferred Compensation Agreement, and the Rabbi Trust agreement set forth the entire agreement of the parties hereto in respect of the subject matter contained herein and supersede all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of any party hereto in respect of such subject matter. Any prior agreement of the parties hereto in respect of the subject matter contained herein is hereby terminated and cancelled.

                  19. Shareholder Approval. The Company represents and warrants to Executive that no shareholder approval is required for the Company to enter into this Agreement and provide the benefits hereunder and to enter into the agreements described in Section 5, and no shareholder approval is required for Alexander's to grant the Alexander's Stock Option.

                  20. Withholding. All payments hereunder shall be subject to any required withholding of Federal, state and local taxes pursuant to any applicable law or regulation.

                  21. Noncontravention. The Company represents that the Company is not prevented from entering into, or performing this Agreement by the terms of any law, order, rule or regulation, its by-laws or declaration of trust, or any agreement to which it is a party, other than which would not have a material adverse effect on the Company's ability to enter into or perform this Agreement.

                  22. New York Stock Exchange. For purposes of any references hereunder to listing shares of Company Stock or Alexander's Stock, listing with the New York Stock Exchange and trading on the National Association of Securities Dealers Automated Quotation System shall be interchangeable.

                  23. Trustee. In the event any successor to the Company is a corporation, all references herein to "trustee" or "Board of Trustees" shall mean "director" or "Board of Directors", respectively.

                  24. Section Headings. The section headings in this Employment Agreement are for convenience of reference only, and they form no part of this Agreement and shall not affect its interpretation.

                  25. Acknowledgement. The Company hereby agrees to perform its obligations under the last sentence of Section 6(d) of the Convertible Units Agreement and Section 23 of the Company Share Option Agreement, and shall use its best efforts to cause Alexander's to perform its obligations under Section 21 of the Alexander's Stock Option Agreement.

                  26. REIT Representations and Warranty. The Company hereby represents and warrants to Executive that, if Executive (1) does not (x) Beneficially Own (as such term is defined in the Amended and Restated Declaration of Trust of the Company (the "Declaration)), hereafter come to Beneficially Own, Constructively Own (as such term is defined in the Declaration) or hereafter come to Constructively Own Common Equity Stock (as such term is defined in the Declaration) of the Company other than Company Stock received by Executive pursuant to the terms of the Company Share Option Agreement or the Convertible Units Agreement or (y) Beneficially Own (as such term is defined in the Amended and Restated Certificate of Incorporation of Alexander's, Inc. (the "Certificate"), hereafter come to Beneficially Own, Constructively Own (as such term is defined in the Certificate) or hereafter come to Constructively Own Alexander's Stock other than Alexander's Stock received by Executive pursuant to the terms of the Alexander's Stock Option Agreement or Beneficially Owned or Constructively Owned as a result of Executive's receipt of Company Stock under the Company Share Option Agreement or the Convertible Units Agreement, (2) complies with the requirements for Existing Constructive Holder status set forth in the Declaration at all times, if any, that Executive Constructively Owns in excess of 9.9 percent of the Company's outstanding Common Equity Stock, and (3) complies with the requirements for Existing Constructive Holder status set forth in the Certificate at all times, if any, that Executive Constructively Owns in excess of 9.9 percent of the Alexander's Stock, (a) any and all issuances or transfers of shares of Company Stock to Executive under the Company Share Option Agreement and the Convertible Units Agreement shall not be voided pursuant to the Declaration and shall not result in (i) the receipt by Executive of shares classified as or exchanged for Excess Stock (as defined in the Declaration) or (ii) Executive not acquiring shareholder rights at all times under such shares of the Company Stock to the fullest extent provided for in the Declaration, the Amended and Restated By-Laws of the Company and Maryland law, and (b) any and all issuances or transfers of shares of Alexander's Stock to Executive under the Alexander's Stock Option Agreement shall not be void under the Certificate and shall not result in (i) the receipt by Executive of Excess Stock (as defined in the Certificate) or (ii) Executive not acquiring stockholder rights under such shares of Alexander's Stock to the fullest extent provided for in the Certificate, the Amended and Restated By-Laws of Alexander's, Inc., and Delaware law.

                  27. Remedy Limited to Money Damages. Executive shall not be entitled to specific performance for a breach of the representation and warranty contained in paragraph 26 hereof and shall not be entitled to any other remedy except for an action for money damages.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date first above written.



                                                    VORNADO REALTY TRUST



                                                    By: /s/ Steven Roth
                                                        ------------------------


                                                    /s/ Michael D. Fascitelli
                                                    ----------------------------

                                                                       Exhibit A

                         COMPANY SHARE OPTION AGREEMENT


                  AGREEMENT, dated as of December 3, 1996, by and between Vornado Realty Trust, a Maryland real estate investment trust, with its principal offices at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663 (the "Company") and Michael D. Fascitelli (the "Optionee").



                  WHEREAS, the Company and the Optionee have entered into an agreement (the "Employment Agreement"), dated as of December 2, 1996, pursuant to which the Optionee will serve as President of the Company, on the terms and conditions set forth and described therein; and



                  WHEREAS, the Company desires to grant to the Optionee the option contemplated under the Employment Agreement under the Company's 1993 Omnibus Share Plan to acquire an aggregate of 1,750,000 (one million seven hundred fifty thousand) common shares of beneficial interest of the Company, par value $.04 per share (the "Common Stock"), on the terms set forth herein.



                  NOW, THEREFORE, the parties agree as follows:



                  1. Definitions. Capitalized terms not otherwise defined herein shall have the meaning set forth in the Plan, unless otherwise indicated.



                  2. Grant of Option. The Optionee is hereby granted, as of December 3, 1996 (the "Grant Date"), a nonqualified stock option (the "Option") to purchase an aggregate of 1,750,000 (one million seven hundred fifty thousand) shares of Common Stock, pursuant to the terms of this Agreement and the provisions of the Plan.



                  3. Option Price. The exercise price of the Option shall be $46.9375 per share of Common Stock issuable thereunder.

                  4.       Conditions to Exercisability.

                  (a) The Option shall become vested and exercisable as to 20% of the shares covered thereby on December 2, 1997, and as to an additional 20% of such shares on each of the next four (4) succeeding anniversaries of such date.



                  (b) In addition, vesting and exercisability shall be accelerated as follows:



                  (i) upon a "Change in Control of the Company" (as defined in the Employment Agreement) or upon the Optionee's termination of employment (A) by the Company without "Cause" or (B) by the Optionee for "Good Reason" (as each such term is defined in the Employment Agreement), the Option shall become vested and exercisable in full; and



                  (ii) upon the Optionee's death while employed by the Company or the Optionee's termination of employment for "Disability" (as defined in the Employment Agreement) by the Company, the Option shall also become vested and exercisable as to the portion of the Option scheduled to vest on the next following December 2nd.



                  5. Period of Option Exercisability. The vested portion of the Option (including the portion that vests and becomes exercisable under Section 4(b) above) shall expire and no longer be exercisable upon the first to occur of the following:



                  (a)      December 2, 2006; or



                  (b) ninety (90) days following the Optionee's termination of employment by the Company for Cause; or



                  (c) two (2) years following the Optionee's termination of employment with the Company for any reason other than by the Company for Cause.

The remaining unvested portion of the Option, if any, shall expire and no longer be exercisable upon the Optionee's termination of employment.



                  6. Exercise of Option. (a) The Option shall be exercised, in whole or in part, in the following manner: the Optionee, or the person or persons having the right to exercise the Option upon the death or Disability of the Optionee, shall deliver to the Company written notice specifying the number of shares of Common Stock which he elects to purchase. The Optionee (or such other person) must include with such notice full payment of the exercise price for the Common Stock being purchased pursuant to such notice. Payment of the exercise price must be made in cash, by certified or cashier's check, in shares of Common Stock (provided such shares of Common Stock have at the time of exercise been owned by the Optionee for at least six (6) months) having an aggregate fair market value on the date of exercise equal to such exercise price, or in such other consideration (or pursuant to a cashless exercise procedure with a broker) as the Committee deems appropriate, or in any combination thereof. For purposes of this Section 6, "fair market value" of the Common Stock on the date of exercise shall mean the average of the high and low trading prices of the Common Stock on the NYSE composite tape for such date of exercise. The right to purchase shares of Common Stock under the Option shall be cumulative, and if any shares available for purchase are not purchased, such shares shall remain available for purchase until the Option is no longer exercisable. Upon exercise of the Option and payment of the exercise price the Company will promptly deliver the shares of the Common Stock.



                  (b) The Company may require that the Optionee pay to the Company, or the Company may otherwise withhold, prior to delivery of any shares of Common Stock upon the exercise of any portion of the Option, any Federal, state and local taxes that shall be required to be withheld pursuant to any law or regulation by reason of the exercise of the Option.



                  (c) If while employed by the Company, the Optionee exercises the Option by tendering shares of Common Stock owned by the Optionee at the time of exercise, the Optionee shall automatically be granted on the date of such exercise a reload share option grant for the number of shares of Common Stock used to exercise the Option. Such option shall have an exercise price equal to the fair market value of the shares of Common Stock on such grant date. The reload option shall be exercisable and vested upon grant, shall expire and no longer be exercisable pursuant to the terms of Section 5 and shall be subject to other terms and conditions pursuant to the Plan as determined by the Committee. The grant of reload options under this Section 6(c) shall be conditioned upon the amendment of the Plan to enable reload option grants not to count against the Plan's maximum number of shares.

                  (d) If any law or regulation requires the Company to take any action regarding the Common Stock, before the Company issues certificates for the Common Stock being purchased, the Company may delay delivering the certificates for the Common Stock for the period necessary to take such action, but shall use all reasonable efforts to resolve such problem. Notwithstanding the foregoing, to the extent the Option remains outstanding, the Company shall provide the Optionee, prior to December 2, 1997, with a shelf registration pursuant to a registration statement subject to the terms set forth on Exhibit B to the Employment Agreement, with respect to the shares of Common Stock subject to the Option.



                  (e) The Optionee will not be deemed to be a holder of any shares of Common Stock pursuant to exercise of the Option until the date the Optionee satisfies the exercise and payment requirements hereunder, and the Optionee shall not have any rights to dividends or any other rights of a shareholder with respect to the shares covered by the Option until such shares have been issued to him, which issuance shall not be unreasonably delayed.



                  7. Representations. The Company represents and warrants that
(i) this Agreement has been authorized by all necessary action of the Company and is a valid and binding agreement of the Company enforceable against it in accordance with its terms, (ii) the Option granted under this Agreement has been approved by the Committee, (iii) the shares of Common Stock subject to the Option are duly authorized, fully-paid and non-assessable shares, and have been properly reserved under the Plan and listed with the NYSE, (iv) it is not prevented from entering into or performing this Agreement by any law, order, rule or regulation, its declaration of trust or by-laws, or the terms of any other agreement to which it is a party, other than which would not have a material adverse effect on the Company's ability to enter into or perform this Agreement, and (v) it will file a Hart Scott Rodino application with respect to the Optionee on a timely basis, if necessary, in connection with the acquisition of Common Stock pursuant to the exercise of the Option.



                  8. Adjustment of and Changes in the Common Stock. (a) In the event the outstanding shares of the Common Stock shall be changed into an increased number of shares, through a share dividend or a split-up of shares, or into a decreased number of shares, through a combination of shares, then immediately after the record date for such change, the number of shares of Common Stock then subject to the Option shall be proportionately increased, in case of such share dividend or split-up of shares, or proportionately decreased, in case of such combination of shares. In the event the Company shall issue any of its shares of beneficial interest or other securities or property (other than Common Stock which is covered by the preceding sentence), in a reclassification of the Common Stock (including without limitation any such reclassification in connection with a consolidation or merger in which the Company is the continuing entity), the Option shall be adjusted so that the Optionee shall be entitled to receive upon exercise of the Option the same kind and number of shares or other securities or property which the Optionee would have owned or have been entitled to receive after the happening of any of the events described above, had he owned the shares of the Common Stock subject to the Option immediately prior to the happening of such event or any record date with respect thereto, which adjustment shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.



                  (b) In the event the Company shall distribute to all holders of the Common Stock evidences of its indebtedness or assets (including leveraged recapitalizations with special cash distributions, but excluding regular quarterly cash dividends), then in each case the number of shares of Common Stock thereafter subject to the Option shall be determined by multiplying the number of shares theretofore subject to the Option by a fraction, (i) the numerator of which shall be the then current market price per share of Common Stock (as determined in paragraph (c) below) on the record date for such distribution, and (ii) the denominator of which shall be the then current market price per share of the Common Stock less the then fair value (as mutually determined in good faith by the Board of Trustees of the Company and the Optionee) of the portion of the assets or evidences of indebtedness so distributed applicable to a share of Common Stock. Such adjustment shall be made whenever any such distribution is made, and shall become effective on the date of distribution retroactive to the record date for the determination of shareholders entitled to receive such distribution.



                  (c) For the purpose of any computation under paragraph (b) of this Section 8, the current market price per share of the Common Stock at any date shall be deemed to be the average of the daily Closing Prices for 15 consecutive Trading Days commencing 20 Trading Days before the date of such computation. "Closing Price" for each Trading Day shall be, if the Common Stock is then listed or admitted to trading on the NYSE or other national securities exchange, the last reported sale price, regular way, for the Common Stock as reported in the securities listed or traded on the NYSE, or if the Common Stock is not so listed or admitted on such exchange, then on the exchange which is the principal exchange on which the Stock is not so admitted for trading on any national securities exchange, the last sale price reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on if no such last sale prices are reported, the average by NASDAQ. "Trading Day" shall be each Monday, Tuesday, Wednesday, Thursday and Friday, other than any day on which the Common Stock is not traded on the exchange or in the market which is the principal United States market for the Common Stock.

                  (d) Whenever the number of shares of Common Stock subject to the Option is adjusted as herein provided, the exercise price per share of Common Stock issuable thereunder shall be adjusted by multiplying such exercise price immediately prior to such adjustment by a fraction, the numerator of which shall be the number of shares of Common Stock subject to the Option immediately prior to such adjustment, and the denominator of which shall be the number of shares of Common Stock subject to the Option immediately thereafter.



                  (e) For the purpose of this Section 8, the term "Common Stock" shall mean (i) the class of beneficial interest designated as the Common Stock at the date of this Agreement, or (ii) any other equity interest resulting from successive changes or reclassifications of such shares consisting solely of changes in par value, or from par value to no par value, or from no par value to par value. In the event that at any time, as a result of an adjustment made pursuant to the second sentence of Section 8(a) above, the Optionee shall become entitled to, upon exercise of the Option, any shares other than the Common Stock, thereafter the number of such other shares issuable on exercise of the Option and the exercise price per share of Common Stock issuable thereunder shall be subject to adjustment from time to time in a manner and on the terms as nearly equivalent as practicable to the provisions with respect to the shares contained in this Section 8 and the provisions of this Agreement with respect to the shares of Common Stock issuable on exercise of the Option shall apply on like terms to any such other shares.



                  (f) In case of any consolidation of the Company or merger of the Company with another corporation as a result of which Common Stock is converted or modified or in case of any sale or conveyance to another corporation of the property, assets and business of the Company as an entirety or substantially as an entirety, the Company shall modify the Option so as to provide the Optionee with an Option for the kind and amount of shares and other securities and property that he would have owned or have been entitled to receive immediately after the happening of such consolidation, merger, sale or conveyance had the Option, immediately prior to such action, actually been exercised for shares and, if applicable, other securities of the Company subject to the Option. The provisions of this Section 8(f) shall similarly apply to successive consolidations, mergers, sales or conveyances.



                  (g) If the Company distributes rights or warrants to all holders of its Common Stock entitling them to purchase shares of Common Stock at a price per share less than the current market price per share on the record date for the distribution, the number of shares thereafter subject to the Option shall be adjusted in accordance with the formula:

                  S' = S (X)         O (+) N
                             -------------------
                              O (+)  N (x) P
                                     -------
                                        M


where:

S' = the adjusted number of shares subject to the Option.

S = the current number of shares subject to the Option.

O = the number of shares of Common Stock outstanding on the record date.

N = the number of additional shares of Common Stock offered.

P = the offering price per share of the additional shares.

M = the current market price per share of Common Stock on the record date
    (as defined pursuant to paragraph (c) above).



The adjustment shall become effective immediately after the record date for determination of shareholders entitled to receive the rights or warrants.



                  (h) In case any event shall occur as to which the provisions of this Section 8 are not applicable but the failure to make any adjustment would not fairly protect the rights represented by the Option in accordance with the essential intent and principles of this Section 8 (including without limitation, directly or indirectly, the sale of Common Stock (or any security convertible into or exercisable for Common Stock) by the Company or a subsidiary at a price below fair value or the issuance by the Company or a subsidiary at a price below fair value or the issuance by the Company or a subsidiary of other securities not limited to a return that is fixed or determined with reference to a specified index, but only with respect to sales or issuances, directly or indirectly, to (i) Affiliates of the Company, (ii) the Interstate Holders (as defined in the Employment Agreement), or (iii) affiliates of the Interstate Holders (other than in all such cases wholly-owned subsidiaries of the Company) (the persons in (i), (ii) and (iii) shall be individually and collectively referred to herein, as the "Affiliated Entities"), then, in each such case, the Company shall make an adjustment, if any, on a basis consistent with the essential intent and principles established in this Section 8, necessary to preserve, without dilution, the rights represented by the Option. The Company will promptly notify the Optionee of any such proposed adjustment.

                  (i) Notwithstanding anything to the contrary contained herein, the provisions of this Section 8 shall not apply to, and no adjustment is required to be made in respect of, any of the following: (i) the issuance of shares of Common Stock upon the exercise of any other rights, options or warrants that entitle the holder to subscribe for or purchase such shares (it being understood that the sole adjustment pursuant to this Section 8 in respect of the issuance of shares of Common Stock upon exercise of rights, options or warrants shall be made at the time of the issuance by the Company of such rights, options or warrants, or a change in the terms thereof); (ii) the issuance of shares of Common Stock to the Company's employees, directors or consultants pursuant to bona fide benefit plans adopted by the Company's Board of Trustees; (iii) the issuance of shares of Common Stock in a bona fide public offering pursuant to a firm commitment offering; (iv) the issuance of shares of Common Stock to any of the Affiliated Entities concurrently with an issuance of shares described in clause (iii) above if such issuance results in the receipt by the Company of at least the same net proceeds per share as the issuance described in such provision and if such Affiliated Entities have the right to participate in such issuance pro rata with their equity interest in the Company;
(v) the issuance of shares of Common Stock pursuant to any dividend reinvestment or similar plan adopted by the Company's Board of Trustees to the extent that the applicable discount from the current market price for shares issued under such plan does not exceed 5%; and (vi) the issuance of shares of Common Stock in any arm's length transaction, directly or indirectly, to any party which is not one of the Affiliated Entities.



                  (j) Notwithstanding anything in this Agreement to the contrary, under no circumstances will there be an adjustment under this Section 8 for any distributions or issuances made in connection with the creation of a general partnership interest for any limited partnership that is spun-off from either the Company or Alexander's, Inc.



                  (k) Notwithstanding anything in this Agreement to the contrary, (i) in the event of a spin-off by the Company to its shareholders, the adjustment of the Option shall be determined in an appropriate and equitable manner, and it is the intention of the parties hereto that, to the extent practicable, such adjustment shall include an option grant to acquire an equity interest in the spun-off entity, and (ii) no adjustments under this Section 8(k) shall be made which would reasonably be expected to adversely affect the Company's status as a real estate investment trust.



                  (l) In the event the parties hereto cannot agree upon an appropriate and equitable adjustment to the Option, the services of an independent investment banker mutually acceptable to Optionee and the Company shall (at the sole expense of the Company) be retained to determine an appropriate and equitable adjustment, and such determination shall be binding upon the parties.

                  (m) For purposes of this Agreement, "Affiliate" of the Company means any person, directly or indirectly, controlling, controlled by or under common control with the Company.



                  9. No Right to Employment. Nothing in this Agreement or in the Plan shall confer upon the Optionee the right to remain in employ of the Company or any subsidiary of the Company.



                  10. Nontransferability. The Option shall not be transferable otherwise than by will or by the laws of descent and distribution, and the Option may be exercised during the lifetime of the Optionee only by him. More particularly, but without limiting the generality of the foregoing, the Option may not be assigned, transferred (except as provided in the preceding sentence), pledged, or hypothecated in any way (whether by operation of law or otherwise), and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions of the Plan or this Agreement, and any levy of any attachment or similar process upon the Option, shall be null and void and without effect.



                  11. Entire Agreement. This Agreement and the Employment Agreement contain all the understandings between the parties hereto pertaining to the matters referred to herein, and supersedes all undertakings and agreements, whether oral or in writing, previously entered into by them with respect thereto.



                  12. Amendment or Modification; Waiver. No provision of this Agreement may be amended, modified or waived unless such amendment or modification is agreed to in writing, signed by the Optionee and by a duly authorized officer of the Company, and such waiver is set forth in writing and signed by the party to be charged. No waiver by any party hereto of any breach by another party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a similar or dissimilar condition or provision at the same time, any prior time or any subsequent time. No amendment or termination of the Plan shall be effective against the Optionee, without the Optionee's consent, if such amendment or termination adversely affects the Option or the Optionee.



                  13. Legal Fees and Expenses. If any contest or dispute shall arise between the Company and the Optionee regarding any provision of this Agreement, the Company shall reimburse the Optionee for all legal fees and expenses reasonably incurred by the Optionee in connection with such contest or dispute, but only if the Optionee is successful in respect of substantially all of the Optionee's claims brought and pursued in connection with such contest or dispute. Such reimbursement shall be made as soon as practicable following the resolution of such contest or dispute (whether or not appealed) to the extent the Company receives reasonable written evidence of such fees and expenses.



                  14. Notices. Any notice to be given hereunder shall be in writing and shall be deemed given when delivered personally, sent by courier or telecopy or registered or certified mail, postage prepaid, return receipt requested, addressed to the party concerned at the address indicated below or to such other address as such party may subsequently give notice of hereunder in writing:



                  To the Optionee:



                  Michael D. Fascitelli

                  Vornado Realty Trust

                  Park 80 West, Plaza II

                  Saddle Brook, New Jersey 07663



                  with a copy to:



                  Stephen W. Skonieczny

                  Milbank, Tweed, Hadley & McCloy

                  One Chase Manhattan Plaza

                  New York, New York  10005



                  To the Company:



                  Vornado Realty Trust

                  Park 80 West, Plaza II

                  Saddle Brook, New Jersey  07663

                  Attention:  both Chairman and Chief

                                        Financial Officer
                  with a copy to:



                  Janet T. Geldzahler

                  Sullivan & Cromwell

                  125 Broad Street

                  New York, New York  10004



                  Any notice delivered personally or by courier under this
Section 14 shall be deemed given on the date delivered and any notice sent by telecopy or registered or certified mail, postage prepaid, return receipt requested, shall be deemed given on the date telecopied or delivered.



                  15. Severability. If any provision of this Agreement or the application of any such provision to any party or circumstances shall be determined by any court of competent jurisdiction to be invalid and unenforceable to any extent, the remainder of this Agreement or the application of such provision to such person or circumstances, other than those to which it is so determined to be invalid and unenforceable, shall not be affected thereby, and each provision hereof shall be validated and shall be enforced to the fullest extent permitted by law.



                  16. Survivorship. The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement or the Plan to the extent necessary to the intended preservation of such rights and obligations.



                  17. Successors. This Agreement shall inure to the benefit of and be binding upon the Optionee's beneficiaries, legal representatives or estate, as the case may be, and each successor of the Company.



                  18. Governing Law. This Agreement will be governed by and construed in accordance with the laws of the State of Maryland, without regard to its conflicts of laws principles.



                  19. Trustees. In the event any successor to the Company is a corporation, all references herein to "trustee" or "Board of Trustees" shall mean "director" or "Board of Directors", respectively.

                  20. Headings. All descriptive headings of sections and paragraphs in this Agreement are for convenience of reference only, and they form no part of this Agreement and shall not affect its interpretation.



                  21. Construction. Except as would be in conflict with any specific provision herein, this Agreement is made under and subject to the provisions of the Plan as in effect on the Commencement Date and, except as would conflict with the provisions of this Agreement, all of the provisions of the Plan as in effect on the Commencement Date are hereby incorporated herein as provisions of this Agreement.


                  22. New York Stock Exchange. For purposes of any references hereunder to listing shares of Common Stock, listing with the NYSE and trading on NASDAQ shall be interchangeable.



                  23. REIT Agreement. The Company hereby agrees that, in the event that a transfer of Common Stock to the Optionee under this Agreement would be void or would result in the Optionee's receipt of Shares (as defined in the Amended and Restated Declaration of Trust of the Company (the "Declaration")) classified as or exchanged for Excess Stock, then the Company shall make a cash payment to the Optionee equal to the aggregate fair market value of the Common Stock that would otherwise have been transferred (less any aggregate applicable exercise price); provided, however, that the Company shall have no obligation to make such cash payment if (i) the Optionee Beneficially Owns (as such term is defined in the Declaration), hereafter comes to Beneficially Own, Constructively Owns (as such term is defined in the Declaration) or hereafter comes to Constructively Own Common Equity Stock (as defined in the Declaration) of the Company other than Common Stock received by the Optionee pursuant to this Agreement or the Convertible Units Agreement, dated as of December 2, 1996 between the Optionee and the Company, or (ii) the Optionee fails to comply with the requirements for Existing Constructive Holder status set forth in the Declaration at all times, if any, when the Optionee would Constructively Own in excess of 9.9 percent of the Company's outstanding Common Equity Stock.



                  24. REIT Representations and Warranty. If (i) the Optionee does not Beneficially Own, hereafter come to Beneficially Own, Constructively Own, or hereafter come to Constructively Own Common Equity Stock of the Company other than Common Stock received by the Optionee pursuant to this Agreement or the Convertible Units Agreement, dated as of December 2, 1996 between the Optionee and the Company, and (ii) the Optionee complies with the requirements for Existing Constructive Holder status set forth in the Declaration at all times, if any, that the Optionee Constructively Owns in excess of 9.9 percent of the Company's outstanding

Common Equity Stock, the Company hereby represents and warrants to the Optionee that any and all issuances or transfers of shares of the Common Stock to the Optionee under this Agreement shall not be voided pursuant to the Declaration and shall not result in (i) the receipt by the Optionee of shares classified as or exchanged for Excess Stock or (ii) the Optionee not acquiring rights at all times under such shares of Common Stock to the fullest extent provided for in the Declaration, the Amended and Restated By-Laws of the Company and Maryland law.



                  25. Remedy Limited to Money Damages. The Optionee shall not be entitled to specific performance for a breach of the agreement set forth in paragraph 23 hereof or the representation and warranty contained in paragraph 24 hereof and shall not be entitled to any other remedy except for an action for money damages.



                  26. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.



                                                     VORNADO REALTY TRUST



                                                     /s/Steven Roth
                                                     ---------------------------
                                                     By:



                                                     /s/Michael D. Fascitelli
                                                     ---------------------------

                                                                       Exhibit B


                     Registration Under the Securities Act.


1. Registration for Vornado Registrable Securities Underlying Share Options or Convertible Units. The Company agrees to file a "shelf" registration statement, providing for the registration of, and the sale on a continuous or delayed basis by the Executive in accordance with the methods of distribu-tion specified by the Executive or the rabbi trustee of the Rabbi Trust (the "Rabbi Trustee") and consistent with the terms and provisions hereof, of Vornado Registrable Securities pursuant to Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), and/or any similar rule that may be adopted by the Securities and Exchange Commission (the "Commission"), and to use its best efforts to cause such registration statement to be declared effective by the Commission under the Securities Act not later than December 2, 1997, or within a reasonable period of time following the Executive's earlier termination of employment (other than as result of a voluntary termination of employment by the Executive without Good Reason). The Company further agrees to maintain the effectiveness of such registration statement or registration statements until the securities registered thereunder cease to be Vornado Registrable Securities.

2. Registration for Alexander's Registrable Securities Underlying Stock Options. The Company agrees to use its best efforts to cause Alexander's to file a "shelf" registration statement, providing for the registration of, and the sale on a continuous or delayed basis by the Executive, of Alexander's Registrable Securities pursuant to Rule 415 under the Securi-ties Act, and/or any similar rule that may be adopted by the Commission, and to use its best efforts to cause Alexander's to cause, such registration statement to be declared effective by the Commission under the Securities Act not later than December 2, 1997. The Company further agrees to use its best efforts to maintain, or to cause Alexander's to maintain, the effectiveness of such registration statement or registration statements until the securities registered thereunder cease to be Alexander's Registrable Securities.

3. Registration Procedures. In connection with any shelf regis-tration statement contemplated hereby, the following provisions shall apply:

                  (a) The Company shall furnish to the Executive, prior to the filing thereof with the Commission, a copy of such shelf registration statement, and each amendment thereto and each amendment or supplement, if any, to the prospectus included therein and, subject to Paragraph 1 above, shall use its best efforts to reflect in each such document, when so filed with the Commission, such comments as the Executive reasonably may propose; provided, however, that the Company shall not be obligated to include in any such shelf registration statement, prospectus, prospectus supplement or amendment to such shelf registration statement any requested information that is unreasonable in scope taking into account the Company's most recent prospectus or prospectus supplement used in connection with a primary or secondary offering of equity securities by the Company.

                  (b) The Company shall take such action as may be necessary so that (i) such shelf registration statement and any amendment thereto and any prospectus forming part thereof and any amendment or supplement thereto (and each report or other document incorporated therein by reference in each case) complies in all material respects with the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the respective rules and regulations thereunder, (ii) such shelf registration statement and any amendment thereto does not, when it becomes effective, contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading and (iii) such prospectus forming part of any shelf registration statement, and any amendment or supplement to such prospectus, does not include an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements, in the light of the circumstances under which they were made, not misleading.

                  (c)      (1)  The Company shall advise the Executive:

                           (i) when such shelf registration statement and any amendment thereto has been filed with the Commission and when such shelf registration statement or any post-effective amendment thereto has become effective;

                           (ii) of any request by the Commission for amendments
                  or supplements to such shelf registration statement or the prospectus included therein or for additional information.

                           (iii) of the issuance by the Commission of any stop
                  order suspending effectiveness of such shelf registration statement or the initiation of any proceedings for that purpose;

                           (iv) of the receipt by the Company of any
                  notification with respect to the suspension of the qualification of the securities included in such shelf registration statement for sale in any jurisdiction or the initiation of any proceeding for such purpose; and

                      (v) upon the receipt of a Request for Sale under
                  paragraph 3(f), of the existence of any circumstances or the happening of any events that would require the making of any changes in such shelf registration statement or the prospectus so that, as of such date, such shelf registration statement and the prospectus would not contain an untrue statement of a material fact and would not omit to state a material fact required to be stated therein or necessary to make the statements therein (in the case of the prospectus, in light of the circumstances under which they were made) not misleading (which advice shall be accompanied by an instruction to suspend the use of the prospectus until the requisite changes have been made).

                  (d) The Company shall use its best efforts to prevent the issuance, and if issued to obtain the withdrawal, of any order suspending the effectiveness of such shelf registration statement at the earliest possible time.

                  (e) The Company shall furnish to the Executive, without charge, as many copies of the prospectus (including each preliminary prospectus) included in such shelf registration statement and any amendment or supplement thereto as the Executive may reasonably request; and the Company consents (except during the continuance of any event described in Paragraph 3(c)(v) above) to the use of the prospectus and any amendment or supplement thereto by the Executive in connection with the offering and sale of the Vornado Registrable Securities covered by the prospectus and any amendment or supplement thereto until such time as the Vornado Securities so covered cease be Vornado Registrable Securities.

                  (f) The Executive shall notify the Company (and, in connection with a registration statement contemplated pursuant to Paragraph 2 above, Alexander's) in writing of his intention to sell securities registered pursuant to any registration statement filed pursuant to Paragraph 1 or 2 above (any such notice, a "Request for Sale") not less than 10 days prior to the proposed Trade Date of any such sale, which Request for Sale shall include a request from the Executive or (if applicable) a managing underwriter to prepare and file an amendment or supplement to such shelf registration statement or the prospectus contained therein. "Trade Date" shall mean the date the Executive enters into any underwriting, agency or other purchase agreement or understanding for the sale of, or otherwise agrees to sell, securities registered pursuant to such registration statement. No such notification shall obligate the Executive to consummate any such sale.

                  (g) Prior to any offering of Vornado Registrable Securities pursuant to such shelf registration statement, the

         Company shall register or qualify or cooperate with the Executive in connection with the registration or qualification of such Vornado Registrable Securities for offer and sale under the securities or blue sky laws of such jurisdictions as the Executive reasonably requests in writing and do any and all other acts or things necessary or advisable to enable the offer and sale in such jurisdictions of the Vornado Registrable Securities covered by such shelf registration statement; provided, however, that in no event shall the Company be obligated to
         (i) qualify as a foreign corporation or as a dealer in securities in any jurisdiction where it would not otherwise be required to so qualify but for this Paragraph 3(g) or (ii) file any general consent to service of process in any jurisdiction where it is not as of the date hereof so subject.

                  (h) The Company shall cooperate with the Executive to facilitate the timely preparation and delivery of certificates representing Vornado Registrable Securities to be sold pursuant to such shelf registration statement free of any restrictive legends and in such permitted denominations and registered in such names the Executive may request in connection with the sale of Vornado Registrable Securities pursuant to such shelf registration statement.

                  (i) Subject to Paragraph 11 below, upon the occurrence of any event contemplated by Paragraph 3(c)(v) above, the Company shall promptly prepare a post-effective amendment to such shelf registration statement or an amendment or supplement to the related prospectus or file any other required document so that, as thereafter delivered to purchasers of the Vornado Registrable Securities included therein, the prospectus will not include an untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading. If the Company notifies the Executive of the occurrence of any event contemplated by Paragraph 3(c)(v) above or of a delay pursuant to Paragraph 11 below, the Executive shall suspend the use of the prospectus and any proposed sales of securities registered pursuant to such registration statement until the requisite changes to the prospectus have been made or the Company has notified the Executive that the reason for such delay no longer exists, as the case may be.

                  (j) The Company shall use its best efforts to comply with all applicable rules and regulations of the Commission and shall make generally available to its security holders or otherwise provide in accordance with Section 11(a) of the Securities Act as soon as practicable after the effective date of such shelf registration statement an earnings statement satisfying the provisions of Section 11(a) of the Securities Act.

                  (k) The Company may require the Executive to furnish to the Company such information regarding the Executive and the distribution of such Vornado Registrable Securities as may be required by applicable law or regulation for inclusion in such shelf registration statement.

                  (l) The Company shall, if requested, promptly include or incorporate in a prospectus supplement or post-effective amendment to such shelf registration statement, such information as the managing underwriters reasonably agree should be included therein and to which the Company does not reasonably object and shall make all required filings of such prospectus supplement or post-effective amendment as soon as practicable after they are notified of the matters to be included or incorporated in such prospectus supplement or post-effective amendment; provided, however, that the Company shall not be obligated to include in any such prospectus supplement or post-effective amendment to such shelf registration statement any requested information that is unreasonable in scope taking into account the Company's most recent prospectus or prospectus supplement used in connection with a primary or secondary offering of equity securities by the Company.

                  (m) The Company shall enter into such customary agreements (including an underwriting agreement in customary form in the event of an underwritten offering as set forth in Paragraph 10 hereof) to take all other appropriate actions in order to expedite or facilitate the registration and the disposition of the Vornado Registrable Securities, and in connection therewith, if an underwriting agreement is entered into, cause the same to contain indemnification provisions and procedures substantially identical to those set forth in Paragraph 7 below with respect to the underwriters and controlling persons of the underwriters.

                  (n)      The Company shall:

                           (i) make reasonably available for inspection by the
                  Executive, any underwriter participating in any disposition pursuant to such shelf registration statement, and any attorney, accountant or other agent retained by the Executive any such underwriter all relevant financial and other records, pertinent corporate documents and properties of the Company and its subsidiaries;

                          (ii) cause the Company's officers, directors and
                  employees to make reasonably available for inspection all relevant information reasonably requested by the Executive or any such underwriter, attorney, accountant or agent in connection with any shelf registration statement, in each case, as is customary for similar due diligence examinations; provided, however, that any information that is designated in writing by the Company, in good faith, as confidential at the time of delivery of such information shall be kept confidential by the Executive or any such underwriter, attorney, accountant or agent, unless such disclosure is made in connection with a court proceeding or required by law, or such information becomes available to the public generally or through a third party without an accompanying obligation of confidentiality;

                         (iii) make such representations and warranties to the
                  Executive and the managing underwriters, if any, in form, substance and scope as are customarily made by the Company to underwriters in primary underwritten offerings and covering matters including, but not limited to, those set forth in Paragraph 5 below;

                         (iv) obtain opinions of counsel to the Company (which
                  counsel and opinions (in form, scope and substance) shall be reasonably satisfactory to the managing underwriters, if any) addressed to the Executive and underwriters, if any, covering such matters as are customarily covered in opinions requested in underwritten offerings; provided, however, that the Company shall not be obligated to obtain such opinions in connection with any sale (other than in an underwritten offering) of securities by the Executive more than twice during any 12 consecutive month period;

                          (v) obtain "cold comfort" letters from the independent
                  public accountants of the Company addressed to the Executive and the underwriters, if any, in customary form and covering matters of the type customarily covered in "cold comfort" letters in connection with primary underwritten offerings; provided, however, that the Company shall not be obligated to obtain such letters in connection with any sale (other than in an underwritten offering) of securities by the Executive more than twice during any 12 consecutive month period;

                         (vi) deliver such documents and certificates as may be
                  reasonably requested by managing underwriters, if any, and in accordance with customary conditions contained in the underwriting agreement or other agreement entered into by the Company.

                  (o) The Company shall use its best efforts to take all other steps necessary to effect the registration, offering and sale of the Vornado Registrable Securities covered by such shelf registration statement contemplated hereby.

4. Expenses. The Company agrees to pay all Vornado Registration Expenses in connection with any registration pursuant to Paragraph 1 above. The Company agrees to pay, or to cause Alexander's to pay, all Alexander's Registration Expenses in connection with any registration pursuant to Paragraph 2 above.

5. Representations. The Company represents and warrants to, and agrees with, the Executive that:

                           a. Any registration statement and each prospectus contained therein filed pursuant to Paragraph 1 above and any further amendments or supplements to any such registration statement or prospectus, when it becomes effective or is filed with the Commission and, in the case of an underwritten offering of Vornado Registrable Securities, at the time of the closing under the underwriting agreement relating thereto, will conform in all material respects to the requirements of the Securities Act and will not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading; provided, however, that this representation and warranty shall not apply to any statements or omissions made in reliance upon and in conformity with information set forth in a questionnaire (or any other written information) furnished to the Company by the Executive.

                           b. Any documents incorporated by reference in any Prospectus referred to in Paragraph 4(a) above, when they become or became effective or are or were filed with the Commission, as the case may be, will conform or conformed in all material respects to the requirements of the Securities Act or the Exchange Act, as applicable, and none of such documents will contain or contained an untrue statement of a material fact or will omit or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

                           c. No person has been or shall be granted registration rights inconsistent with this Agreement; provided, however, that the Company and Alexander's may permit any registration statement filed pursuant hereto to include securities of securityholders other than the Executive. Notwithstanding the foregoing, the Company agrees that no other securityholder of the Company or Alexander's shall be granted any "piggyback" rights with respect to any underwritten offering of securities being made by the Executive in accordance with the terms hereof.

6. Alexander's Representations and Registration Procedures. The Company agrees to use its best efforts to cause Alexander's to make to the Executive representations and warranties substantially similar to those set forth in Paragraph 5 above, and to comply with registration procedures substantially similar to those set forth in Paragraph 3 above, with respect to any registration statement filed by Alexander's as contemplated by Paragraph 2 above.

7.       Indemnification.

                   a. Upon the registration of the Vornado Registrable Securities pursuant to a registration statement filed as contemplated by Paragraph 1 hereof (a "Vornado Registration Statement"), the Company shall, and it hereby agrees to, indemnify and hold harmless the Executive against any losses, claims, damages or liabilities to which the Executive may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions (pending or threatened) in respect thereof) arise out of or are based upon an untrue statement or alleged untrue statement of a material fact contained in any such Vornado Registration Statement under which such Vornado Registrable Securities were registered under the Securities Act, or any prospectus contained therein or furnished by the Company to the Executive, or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company shall, and it hereby agrees to, reimburse the Executive for any legal or other expenses reasonably incurred by him in connection with investigating or defending any such action or claim; provided, however, that the Company shall not be liable to the Executive in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such Vornado Registration Statement or prospectus, or amendment or supplement, in reliance upon and in conformity with any written information (including without limitation, any questionnaire) furnished to the Company by the Executive expressly for use therein.

                           b. The Company may require, as a condition to filing any Vornado Registration Statement, that the Company shall have received an undertaking reasonably satisfactory to it from the Executive to (i) indemnify and hold harmless the Company, its directors, officers who sign any Vornado Registration Statement, each person, if any, who controls the Company within the meaning of either
         Section 15 of the Securities Act or Section 20 of the Exchange Act, and any other holder of Vornado Common Shares that are included in such Vornado Registration Statement against any losses, claims, damages or liabilities to which the Company or such other persons may become subject, under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon an untrue statement or alleged untrue statement of a material fact contained in such Vornado Registration Statement, or any prospectus contained therein or furnished by the Company to any such holder or underwriter, or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission was made in reliance upon and in conformity with written information furnished in writing to the Company by the Executive expressly for use therein (including, without limitation, any questionnaire), and (ii) reimburse the Company for any legal or other expenses reasonably incurred by the Company in connection with investigating or defending any such action or claim;

                           c. Promptly after receipt by an indemnified party under Paragraph 6(a) or (b) above of written notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against an indemnifying party pursuant to the indemnification provisions of or contemplated by this Paragraph 6, notify such indemnifying party in writing of the commencement of such action; but the omission to so notify the indemnifying party shall not relieve it from any liability which it may have to any indemnified party other than under the indemnification provisions of or contemplated by Paragraph 6(a) or (b) above, and then only to the extent that the indemnifying party is actually prejudiced thereby. In case any such action shall be brought against any indemnified party and it shall notify an indemnifying party of the commencement thereof, such indemnifying party shall be entitled to participate therein and (unless the indemnified party reasonably concludes that such representation would involve a conflict of interest), to the extent that it shall wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel satisfactory to such indemnified party (who shall not, except with the consent of the indemnified party, be counsel to the indemnifying party), and, after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, such indemnifying party shall not be liable to such indemnified party for any legal expenses of other counsel or any other expenses, in each case subsequently incurred by such indemnified party, in connection with the defense thereof other than reasonable costs of investigation. No indemnifying party shall, without the written consent of the indemnified party, effect the settlement or compromise of, or consent to the entry of any judgment with respect to, any pending or threatened action or claim in respect of which indemnification or contribution may be sought hereunder (whether or not the indemnified party is an actual or potential party to such action or claim) unless such settlement, compromise or judgment (i) includes an unconditional release of the indemnified party from all liability arising out of such action or claim and (ii) does not include a statement as to, or an admission of, fault, culpability or a failure to act, by or on behalf of any indemnified party. An indemnifying party will not be liable for any settlement of any action or claim effected without its written consent (which shall not be unreasonably withheld).

                           d. Each party hereto agrees that, if for any reason the indemnification provisions contemplated by Paragraph 6(a) or (b) are unavailable to or insufficient to hold harmless an indemnified party in respect of any losses, claims, damages or liabilities (or actions in respect thereof) referred to therein, then each indemnifying party shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities (or actions in respect thereof) in such proportion as is appropriate to reflect the relative fault of the indemnifying party and the indemnified party in connection with the statements or omissions which resulted in such losses, claims, damages or liabilities (or actions in respect thereof), as well as any other relevant equitable considerations. The relative fault of such indemnifying party and indemnified party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact relates to information supplied by such indemnifying party or by such indemnified party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The parties hereto agree that it would not be just and equitable if contribution pursuant to this Paragraph 6(d) were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in this Paragraph 6(d). The amount paid or payable by an indemnified party as a result of the losses, claims, damages or liabilities (or actions in respect thereof) referred to above shall be deemed to include any legal or other fees or expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

8. Alexander's Indemnification. The Company agrees to use its best efforts to cause Alexander's to indemnify the Executive on substantially the same terms and conditions as those set forth in Paragraph 6 above with respect to any registration statement filed by Alexander's as contemplated by Paragraph 2 prior to the filing of such registration statement.

9.       Definitions.

                  a. "Alexander's Registrable Securities" shall mean the 350,000 shares of common stock, par value $1.00 per share, of Alexander's and any securities into which such shares are exchanged or reclassified ("Alexander's Common Stock") issuable upon exercise of the Alexander's Options to be granted by Alexander's to the Executive pursuant to Section 5(c) of the Agreement and any securities issued as a distribution on or acquired upon exercise of rights distributed with respect to such Alexander's Common Stock (collectively with the Alexander's Common Stock, the "Alexander's Securities"); provided that such Alexander's Securities shall cease to be Alexander's Registrable Securities when such Alexander's Securities (i) have been sold or otherwise transferred by the Executive, whether pursuant to an effective registration statement or otherwise or (ii) have become eligible for sale pursuant to Rule 144(k) (or any similar provision then in force) under the Securities Act.

                  b. "Alexander's Registration Expenses" means all expenses incident to Alexander's performance of or compliance with its obligations hereunder, including without limitation, (a) all Commission and any NASD registration and filing fees and expenses, (b) all fees and expenses in connection with the qualification of the Alexander's Registrable Securities for offering and sale under the State securities and blue sky laws of such States as may be reasonably requested by the Executive (provided, however, that nothing herein shall require Alexander's to qualify as a foreign corporation in any jurisdiction where it would not otherwise be required to qualify but for such qualification, to consent to general service of process or taxation in any such jurisdiction or to make any changes to Alexander's certificate of incorporation or bylaws or any agreement between Alexander's and its stockholders), (c) all expenses relating to the preparation, printing, distribution and reproduction of any registration statement required to be filed as contemplated herein, each prospectus included therein or prepared for distribution, each amendment or supplement to the foregoing, the certificates representing the Alexander's Securities and all other documents relating there, (d) messenger and delivery expenses, (e) internal expenses (including, without limitation, all salaries and expenses of Alexander's officers and employees performing legal or accounting duties), (f) fees, disbursements and expenses of counsel and independent certified public accountants of Alexander's and (g) reasonable fees, disbursements and expenses of one counsel for the Executive retained in connection with such registration and reasonable fees and disbursements of underwriters and distribution participants customarily paid by the issuer. To the extent that any Alexander's Registration Expenses are incurred, assumed or paid by the Executive, Alexander's shall reimburse such person for the full amount of the Alexander's Registration Expenses so incurred, assumed or paid promptly after receipt of a request therefor. Notwithstanding the foregoing, the Executive shall pay all agency fees and commissions and underwriting discounts and commissions, if any, attributable to the sale of such Alexander's Registered Securities and the fees and disbursements of any counsel or other advisors or experts retained by the Executive, other than those specifically referred to above.

                  c. "Vornado Registrable Securities" shall mean (i) the 1,750,000 common shares of beneficial interest, par value $0.04 per share, of the Company and any securities into which such shares are exchanged or reclassified ("Vornado Common Shares") issuable upon exercise of the Company Options to be granted by the Company to the Executive pursuant to Section 5(b) of the Agreement and (ii) the 459,770 Vornado Common Shares to be held by the Rabbi Trustee pursuant to the Rabbi Trust and, in each case, any securities issued as a distribution on or acquired upon exercise of rights distributed with respect to such Vornado Common Shares (collectively with the Vornado Common Shares, the "Vornado Securities"); provided that such Vornado Securities shall cease to be Vornado Registrable Securities when such Vornado Securities (i) have been sold or otherwise transferred by the Executive, whether pursuant to an effective registration statement or otherwise or (ii) have become eligible for sale pursuant to Rule 144(k) (or any similar provision then in force) under the Securities Act.

                  d. "Vornado Registration Expenses" means all expenses incident to the Company's performance of or compliance with its obligations hereunder, including without limitation, (a) all Commission and any NASD registration and filing fees and expenses, (b) all fees and expenses in connection with the qualification of the Vornado Registrable Securities for offering and sale under the State securities and blue sky laws of such States as may be reasonably requested by the Executive (provided, however, that nothing herein shall require the Company to qualify as a foreign corporation in any jurisdiction where it would not otherwise be required to qualify but for such qualification, to consent to general service of process or taxation in any such jurisdiction or to make any changes to the Company's certificate of trust or bylaws or any agreement between Alexander's and its stockholders), (c) all expenses relating to the preparation, printing, distribution and reproduction of any registration statement required to be filed as contemplated herein, each prospectus included therein or prepared for distribution, each amendment or supplement to the foregoing, the certificates representing the Vornado Securities and all other documents relating there, (d) messenger and delivery expenses, (e) internal expenses (including, without limitation, all salaries and expenses of the Company officers and employees performing legal or accounting duties), (f) fees, disbursements and expenses of counsel and independent certified public accountants of the Company and (g) reasonable fees, disbursements and expenses of one counsel for the Executive retained in connection with such registration and reasonable fees and disbursements of underwriters and distribution participants customarily paid by the issuer. To the extent that any Vornado Registration Expenses are incurred, assumed or paid by the Executive, the Company shall reimburse such person for the full amount of the Vornado Registration Expenses so incurred, assumed or paid promptly after receipt of a request therefor. Notwithstanding the foregoing, the Executive shall pay all agency fees and commissions and underwriting discounts and commissions, if any, attributable to the sale of such Vornado Registered Securities and the fees and disbursements of any counsel or other advisors or experts retained by the Executive, other than those specifically referred to above.

10. Underwritten Offering. The Executive, if he so desires, may sell Vornado Registrable Securities or Alexander's Registrable Securities in an underwritten offering. In any such underwritten offering, the investment banker or bankers and manager or managers that will administer the offering will be selected by, and the underwriting arrangements with respect thereto will be approved by the Executive; provided, however, that (i) such investment bankers and managers and underwriting arrangements must be reasonably satisfactory to the Company or Alexander's, as applicable, such satisfaction not to be unreasonably withheld,
(ii) the Company or Alexander's, as applicable, shall not be obligated to arrange for more than one underwritten offering during any consecutive twelve month period and (iii) the greater of (x) at least 20% of the outstanding Vornado Registrable Securities or Alexander's Registrable Securities, as the case may be, or (y) at least 250,000 Vornado Common Shares or 250,000 shares of Alexander's Common Stock, as the case may be (or the equivalent thereof), are included in such underwritten offering. In connection with any such underwritten offering of securities with an aggregate public offering price of at least $50,000,000, the Company will agree or, with respect to an offering of Alexander's Registrable Securities, will use its best efforts to cause Alexander's to agree, to customary restrictions on the ability of the Company or Alexander's, as the case may be, to sell securities substantially similar to the Vornado Registrable Securities or the Alexander's Registrable Securities for a period not to exceed 90 days from the date of the related prospectus supplement.

11. Suspension. Notwithstanding anything contained herein, upon receipt of a Request for Sale from the Executive or a managing underwriter, the Company or Alexander's, as the case may be, may delay the filing of any such amendment or supplement if the Company or Alexander's, as the case may be, in good faith has a valid business reason for such delay, including without limitation, (i) that the filing of such amendment or supplement would require the Company or Alexander's to include therein material information that has not theretofore been made public and which the Company or Alexander's, as the case may be, is not then prepared to disclose or (ii) that the offering and sale of Vornado Registrable Securities or Alexander's Registrable Securities, as the case may be, by the Executive at such time will adversely affect any offering by the Company or Alexander's, as the case may be, of its securities then contemplated or pending.

                                                                       Exhibit C


                       ALEXANDER'S STOCK OPTION AGREEMENT

                  AGREEMENT, dated as of December 5, 1996, by and between Alexander's, Inc. a Delaware corporation (the "Company"), and Michael D. Fascitelli (the "Optionee").

                  WHEREAS, Vornado Realty Trust, a Maryland real estate investment trust ("Vornado"), and the Optionee have entered into an agreement (the "Employment Agreement"), dated as of December 2, 1996, which contemplates the grant of an option by the Company to the Optionee to purchase 350,000 (three hundred fifty thousand) shares of the Company's common stock, par value $1.00 per share (the "Common Stock"); and

                  WHEREAS, the Company desires to grant to the Optionee the option contemplated by the Employment Agreement under the Company's Omnibus Stock Plan (the "Plan") on the terms set forth herein.

                  NOW, THEREFORE, the parties agree as follows:

                  1. Definitions. Capitalized terms not otherwise defined herein shall have the meaning set forth in the Plan, unless otherwise indicated.

                  2. Grant of Option. The Optionee is hereby granted, as of December 5, 1996 (the "Grant Date"), a nonqualified stock option (the "Option") to purchase an aggregate of 350,000 (three hundred fifty thousand) shares of Common Stock, pursuant to the terms of this Agreement and the provisions of the Plan.

                  3. Option Price. The exercise price of the Option shall be $_____ per share of Common Stock issuable thereunder, the average of the high and low trading prices of the Common Stock on the New York Stock Exchange (the "NYSE") composite tape for the Grant Date.

                  4. Conditions to Exercisability.

                  (a) The Option shall become vested and exercisable as to 20% of the shares covered thereby on December 2, 1997, and as to an additional 20% of such shares on each of the next four (4) succeeding anniversaries of such date.

                  (b) In addition, vesting and exercisability shall be accelerated as follows:

                      (i) upon a "Change in Control of the Company" or upon the Optionee's termination of employment with Vornado (A) by Vornado without "Cause" or (B) by the Optionee for "Good Reason" (as each such term is defined in the Employment Agreement), the Option shall become vested and exercisable in full; and

                     (ii) upon the Optionee's death while employed by Vornado or the Optionee's termination of employment for "Disability" (as defined in the Employment Agreement) by Vornado, the Option shall also become vested and exercisable as to the portion of the Option scheduled to vest on the next following December 2nd.

                  (c) For purposes of this Agreement, a "Change in Control of the Company" means the occurrence of one of the following events:

                           (1) individuals who, on December 2, 1996, constitute the Board (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to December 2, 1996 whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be an Incumbent Director; provided, however, that no individual initially elected or nominated as a director of the Company as a result of an actual or threatened election contest with respect to directors or as a result of any other actual or threatened solicitation of proxies by or on behalf of any person other than the Board shall be an Incumbent Director;

                           (2) any "person" (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934 (the "Exchange Act") and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes, after December 2, 1996, a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities eligible to vote for the election of the Board (the "Company Voting Securities"); provided, however, that an event described in this paragraph (2) shall not be deemed to be a Change in Control if any of the following becomes such a beneficial owner: (A) the Company or any majority-owned subsidiary (provided, that this exclusion applies solely to the ownership levels of the Company or the majority-owned subsidiary), (B) any tax-qualified, broad-based employee benefit plan sponsored or maintained by the Company or any majority-owned subsidiary, (C) any underwriter temporarily holding securities pursuant to an offering of such securities, (D) any person pursuant to a Non-Qualifying Transaction (as defined in paragraph (3)),
         (E) Executive or any group of persons including Executive (or any entity controlled by Executive or any group of persons including Executive); or (F) (i) any of the partners (as of the Commencement
         Date) in Interstate Properties ("Interstate") including immediate family members and family trusts or family-only partnerships and any charitable foundations of such partners (the "Interstate Partners"),
         (ii) any entities the majority of the voting interests of which are beneficially owned by the Interstate Partners or Vornado, (iii) any "group" (as described in Rule 13d-5(b)(i) under the Exchange Act) including the Interstate Partners and/or Vornado, provided, that the Interstate Partners and/or Vornado beneficially own a majority of the Company Voting Securities beneficially owned by such group (the persons in (i), (ii) and (iii) shall be individually and collectively referred to herein as, "Interstate Holders") or (iv) Vornado (all references to Vornado in this paragraph 2 shall include Vornado's majority-owned subsidiaries);

                  (3) the consummation of a merger, consolidation, share exchange or similar form of corporate transaction involving the Company or any of its subsidiaries, or the sale of all or substantially all of the Company's assets (a "Business Transaction"), unless (A) immediately following such Business Transaction (i) more than 50% of the total voting power of the entity resulting from such Business Transaction or the entity acquiring the Company's assets in such Business Transaction (the "Surviving Corporation"), is beneficially owned, directly or indirectly, by the Interstate Holders and/or Vornado or by the Company's shareholders immediately prior to any such Business Transaction, and (ii) no person (other than the persons set forth in clauses (A), (B), (C), or (F) of paragraph (2) above or any tax-qualified, broad-based employee benefit plan of the Surviving Corporation or any entity in control of, controlled by or under common control with the Surviving Corporation) beneficially owns, directly or indirectly, 30% or more of the total voting power of the Surviving Corporation or (B) the Business Combination is, directly or indirectly, with Vornado (each of (A) and (B), a "Non-Qualifying Transaction"); or

                  (4) Board approval of a liquidation or dissolution of the Company, unless the voting common equity interests of an ongoing entity (other than a liquidating trust) are beneficially owned, directly or indirectly, by the Company's shareholders in substantially the same proportions as such shareholders owned the Company's outstanding voting common equity interests immediately prior to such liquidation and such ongoing entity assumes all existing obligations of this Agreement.

             5. Period of Option Exercisability. The vested portion of the Option (including the portion that vests and becomes exercisable under Section 4(b) above) shall expire and no longer be exercisable upon the first to occur of the following:

             (a) December 2, 2006; or

                  (b) ninety (90) days following the Optionee's termination of employment by Vornado for Cause; or

                  (c) two (2) years following the Optionee's termination of employment with Vornado for any reason other than by Vornado for Cause.

The remaining unvested portion of the Option, if any, shall expire and no longer be exercisable upon the Optionee's termination of employment from Vornado.

                  6. Exercise of Option. (a) The Option shall be exercised, in whole or in part, in the following manner: the Optionee, or the person or persons having the right to exercise the Option upon the death or Disability of the Optionee, shall deliver to the Company written notice specifying the number of shares of Common Stock which he elects to purchase. The Optionee (or such other person) must include with such notice full payment of the exercise price for the Common Stock being purchased pursuant to such notice. Payment of the exercise price must be made in cash, by certified or cashier's check, in shares of Common Stock (provided such shares of Common Stock have at the time of exercise been owned by the Optionee for at least six (6) months) having an aggregate fair market value on the date of exercise equal to such exercise price, or in such other consideration (or pursuant to a cashless exercise procedure with a broker) as the Committee deems appropriate, or in any combination thereof. For purposes of this Section 6, "fair market value" of the Common Stock on the date of exercise shall mean the average of the high and low trading prices of the Common Stock on the NYSE composite tape for such date of exercise. The right to purchase shares of Common Stock under the Option shall be cumulative, and if any shares available for purchase are not purchased, such shares shall remain available for purchase until the Option is no longer exercisable. Upon exercise of the Option and payment of the exercise price the Company will promptly deliver the shares of the Common Stock.

                  (b) The Company may require that the Optionee pay to the Company, or the Company may otherwise withhold, prior to delivery of any shares of Common Stock upon the exercise of any portion of the Option, any Federal, state and local taxes that shall be required to be withheld pursuant to any law or regulation by reason of the exercise of the Option.

                  (c) If, while employed by Vornado or the Company, the Optionee exercises the Option by tendering shares of Common Stock owned by the Optionee at the time of exercise, the Optionee shall automatically be granted on the date of such exercise a reload stock option grant for the number of shares of Common Stock used to exercise the Option. Such option shall have an exercise price equal to the fair market value of the shares of Common Stock on such grant date. The reload option shall be exercisable and vested upon grant, shall expire and no longer be exercisable pursuant to the terms of Section 5 and shall be subject to other terms and conditions pursuant to the Plan as determined by the

Committee. The grant of reload options under this Section 6(c) shall be conditioned upon the amendment of the Plan to enable reload option grants not to count against the Plan's maximum number of shares.

                  (d) If any law or regulation requires the Company to take any action regarding the Common Stock, before the Company issues certificates for the Common Stock being purchased, the Company may delay delivering the certificates for the Common Stock for the period necessary to take such action, but shall use all reasonable efforts to resolve such problem. Notwithstanding the foregoing, to the extent the Option remains outstanding, the Company shall provide the Optionee, prior to December 2, 1997, with a shelf registration pursuant to a registration statement subject to the terms set forth on Exhibit B to the Employment Agreement, with respect to the shares of Common Stock subject to the Option.

                  (e) The Optionee will not be deemed to be a holder of any shares of Common Stock pursuant to exercise of the Option until the date the Optionee satisfies the exercise and payment requirements hereunder, and the Optionee shall not have any rights to dividends or any other rights of a shareholder with respect to the shares covered by the Option until such shares have been issued to him, which issuance shall not be unreasonably delayed.

                  7. Representations. The Company represents and warrants that
(i) this Agreement has been authorized by all necessary corporate action of the Company and is a valid and binding agreement of the Company enforceable against it in accordance with its terms, (ii) the Option granted under this Agreement has been approved by the Committee, (iii) the shares of Common Stock subject to the Option are duly authorized, fully-paid and non-assessable shares, and have been properly reserved under the Plan and listed with the NYSE, (iv) it is not prevented from entering into or performing this Agreement by any law, order, rule or regulation, its certification of incorporation or by-laws, or by the terms of any other agreement to which it is a party, other than which would not have a material adverse effect on the Company's ability to enter into or perform this Agreement and (v) it will file a Hart Scott Rodino application with respect to the Optionee on a timely basis, if necessary, in connection with the acquisition of Common Stock pursuant to the exercise of the Option.

                  8. Adjustment of and Changes in the Common Stock. (a) In the event the outstanding shares of the Common Stock shall be changed into an increased number of shares, through a stock dividend or a split-up of shares, or into a decreased number of shares, through a combination of shares, then immediately after the record date for such change, the number of shares of Common Stock then subject to the Option shall be proportionately increased, in case of such stock dividend or split-up of shares, or proportionately decreased, in case of such combination of shares. In the event the Company shall issue any of its shares of capital stock or other securities or property (other than Common Stock which is covered by the preceding sentence), in a reclassification of the Common Stock (including without limitation any such reclassification in connection with a consolidation or merger in which the Company is the continuing corporation), the Option shall be adjusted so that the Optionee shall be entitled to receive upon exercise of the Option the same kind and number of shares or other securities or property which the Optionee would have owned or have been entitled to receive after the happening of any of the events described above, had he owned the shares of the Common Stock subject to the Option immediately prior to the happening of such event or any record date with respect thereto, which adjustment shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

                  (b) In the event the Company shall distribute to all holders of the Common Stock evidences of its indebtedness or assets (including leveraged recapitalizations with special cash distributions, but excluding regular quarterly cash dividends), then in each case the number of shares of Common Stock thereafter subject to the Option shall be determined by multiplying the number of shares theretofore subject to the Option by a fraction, (i) the numerator of which shall be the then current market price per share of Common Stock (as determined in paragraph (c) below) on the record date for such distribution, and (ii) the denominator of which shall be the then current market price per share of the Common Stock less the then fair value (as mutually determined in good faith by the Board and the Optionee) of the portion of the assets or evidences of indebtedness so distributed applicable to a share of Common Stock. Such adjustment shall be made whenever any such distribution is made, and shall become effective on the date of distribution retroactive to the record date for the determination of shareholders entitled to receive such distribution.

                  (c) For the purpose of any computation under paragraph (b) of this Section 8, the current market price per share of the Common Stock at any date shall be deemed to be the average of the daily Closing Prices for 15 consecutive Trading Days commencing 20 Trading Days before the date of such computation. "Closing Price" for each Trading Day shall be, if the Common Stock is then listed or admitted to trading on the NYSE or other national securities exchange, the last reported sale price, regular way, for the Common Stock as reported in the securities listed or traded on the NYSE, or if the Common Stock is not so listed or admitted on such exchange, then on the exchange which is the principal exchange on which the Stock is not so admitted for trading on any national securities exchange, the last sale price reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on if no such last sale prices are reported, the average by NASDAQ. "Trading Day" shall be each Monday, Tuesday, Wednesday, Thursday and Friday, other than any day on which the Common Stock is not traded on the exchange or in the market which is the principal United States market for the Common Stock.

                  (d) Whenever the number of shares of Common Stock subject to the Option is adjusted as herein provided, the exercise price per share of Common Stock issuable thereunder shall be adjusted by multiplying such exercise price immediately prior to such adjustment by a fraction, the numerator of which shall be the number of shares of Common Stock subject to the Option immediately prior to such adjustment, and the denominator of which shall be the number of shares of Common Stock subject to the Option immediately thereafter.

                  (e) For the purpose of this Section 8, the term "Common Stock" shall mean (i) the class of stock designated as the Common Stock at the date of this Agreement, or (ii) any other equity interest resulting from successive changes or reclassifications of such shares consisting solely of changes in par value, or from par value to no par value, or from no par value to par value. In the event that at any time, as a result of an adjustment made pursuant to the second sentence of Section 8(a) above, the Optionee shall become entitled to, upon exercise of the Option, any shares other than the Common Stock, thereafter the number of such other shares issuable on exercise of the Option and the exercise price per share of Common Stock issuable thereunder shall be subject to adjustment from time to time in a manner and on the terms as nearly equivalent as practicable to the provisions with respect to the shares contained in this
Section 8 and the provisions of this Agreement with respect to the shares of Common Stock issuable on exercise of the Option shall apply on like terms to any such other shares.

                  (f) In case of any consolidation of the Company or merger of the Company with another corporation as a result of which Common Stock is converted or modified or in case of any sale or conveyance to another corporation of the property, assets and business of the Company as an entirety or substantially as an entirety, the Company shall modify the Option so as to provide the Optionee with an Option for the kind and amount of shares and other securities and property that he would have owned or have been entitled to receive immediately after the happening of such consolidation, merger, sale or conveyance had the Option, immediately prior to such action, actually been exercised for shares and, if applicable, other securities of the Company subject to the Option. The provisions of this Section 8(f) shall similarly apply to successive consolidations, mergers, sales or conveyances.

                  (g) If the Company distributes rights or warrants to all holders of its Common Stock entitling them to purchase shares of Common Stock at a price per share less than the current market price per share on the record date for the distribution, the number of shares thereafter subject to the Option shall be adjusted in accordance with the formula:

                                           O (+) N
                          S' = S  (X)------------------
                                      O (+)    N (x) P
                                               --------
                                                  M

where:
S' = the adjusted number of shares subject to the Option.
S  = the current number of shares subject to the Option.
O  = the number of shares of Common Stock outstanding on the record date.

N = the number of additional shares of Common Stock offered.
P = the offering price per share of the additional shares.
M = the current market price per share of Common Stock on the record date (as defined pursuant to paragraph (c) above).

The adjustment shall become effective immediately after the record date for determination of stockholders entitled to receive the rights or warrants.

                  (h) In case any event shall occur as to which the provisions of this Section 8 are not applicable but the failure to make any adjustment would not fairly protect the rights represented by the Option in accordance with the essential intent and principles of this Section 8 (including without limitation, directly or indirectly, the sale of Common Stock (or any security convertible into or exercisable for Common Stock) by the Company or a subsidiary at a price below fair value or the issuance by the Company or a subsidiary at a price below fair value or the issuance by the Company or a subsidiary of other securities not limited to a return that is fixed or determined with reference to a specified index, but only with respect to sales or issuances, directly or indirectly, to (i) Affiliates of the Company, (ii) the Interstate Holders, (iii) affiliates of the Interstate Holders or (iv) Vornado (other than in all such cases wholly-owned subsidiaries of the Company) (the persons in (i), (ii), (iii) and (iv) shall be individually and collectively referred to herein, as the "Affiliated Entities"), then, in each such case, the Company shall make an adjustment, if any, on a basis consistent with the essential intent and principles established in this Section 8, necessary to preserve, without dilution, the rights represented by the Option. The Company will promptly notify the Optionee of any such proposed adjustment.

                  (i) Notwithstanding anything to the contrary contained herein, the provisions of this Section 8 shall not apply to, and no adjustment is required to be made in respect of, any of the following: (i) the issuance of shares of Common Stock upon the exercise of any other rights, options or warrants that entitle the holder to subscribe for or purchase such shares (it being understood that the sole adjustment pursuant to this Section 8 in respect of the issuance of shares of Common Stock upon exercise of rights, options or warrants shall be made at the time of the issuance by the Company of such rights, options or warrants, or a change in the terms thereof); (ii) the issuance of shares of Common Stock to the Company's employees, directors or consultants pursuant to bona fide benefit plans adopted by the Company's Board of Directors; (iii) the issuance of shares of Common Stock in a bona fide public offering pursuant to a firm commitment offering; (iv) the issuance of shares of Common Stock to any of the Affiliated Entities concurrently with an issuance of shares described in clause (iii) above if such issuance results in the receipt by the Company of at least the same net proceeds per share as the issuance described in such provision and if such Affiliated Entities have the right to participate in such issuance pro rata with their equity interest in the Company;
(v) the issuance of shares of Common Stock pursuant to any dividend reinvestment or similar plan adopted by the Company's Board of Directors to the extent that the applicable discount from the current market price for shares issued under such plan does not exceed 5%; and (vi) the issuance of shares of Common Stock in any arm's length transaction, directly or indirectly, to any party which is not one of the Affiliated Entities.

                  (j) Notwithstanding anything in this Agreement to the contrary, under no circumstances will there be an adjustment under this Section 8 for any distributions or issuances made in connection with the creation of a general partnership interest for any limited partnership that is spun-off from either the Company or Vornado.

                  (k) Notwithstanding anything in this Agreement to the contrary, (i) in the event of a spin-off by the Company to its shareholders, the adjustment of the Option shall be determined in an appropriate and equitable manner, and it is the intention of the parties hereto that, to the extent practicable, such adjustment shall include an option grant to acquire an equity interest in the spun-off entity and (ii) no adjustments under this Section 8(k) shall be made which would reasonably be expected to adversely affect the Company's status as a real estate investment trust.

                  (l) In the event the parties hereto cannot agree upon an appropriate and equitable adjustment to the Option, the services of an independent investment banker mutually acceptable to Optionee and the Company shall (at the sole expense of the Company) be retained to determine an appropriate and equitable adjustment, and such determination shall be binding upon the parties.

                  (m) For purposes of this Agreement, "Affiliate" of the Company means any person, directly or indirectly, controlling, controlled by or under common control with the Company.

                  9. No Right to Employment. Nothing in this Agreement or in the Plan shall confer upon the Optionee the right to remain in employ of Vornado or any subsidiary of Vornado or to become an employee of the Company or any subsidiary of the Company.

                  10. Nontransferability. The Option shall not be transferable otherwise than by will or by the laws of descent and distribution, and the Option may be exercised during the lifetime of the Optionee only by him. More particularly, but without limiting the generality of the foregoing, the Option may not be assigned, transferred (except as provided in the preceding sentence), pledged, or hypothecated in any way (whether by operation of law or otherwise), and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions of the Plan or this Agreement, and any levy of any attachment or similar process upon the Option, shall be null and void and without effect.

                  11. Entire Agreement. This Agreement and the Employment Agreement contain all the understandings between the parties hereto pertaining to the matters referred to herein, and supersedes all undertakings and agreements, whether oral or in writing, previously entered into by them with respect thereto.

                  12. Amendment or Modification; Waiver. No provision of this Agreement may be amended, modified or waived unless such amendment or modification is agreed to in writing, signed by the Optionee and by a duly authorized officer of the Company, and such waiver is set forth in writing and signed by the party to be charged. No waiver by any party hereto of any breach by another party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a similar or dissimilar condition or provision at the same time, any prior time or any subsequent time. No amendment or termination of the Plan shall be effective against the Optionee, without the Optionee's consent, if such amendment or termination adversely affects the Option or the Optionee.

                  13. Notices. Any notice to be given hereunder shall be in writing and shall be deemed given when delivered personally, sent by courier or telecopy or registered or certified mail, postage prepaid, return receipt requested, addressed to the party concerned at the address indicated below or to such other address as such party may subsequently give notice of hereunder in writing:

                  If to the Optionee:

                  Michael D. Fascitelli
                  Vornado Realty Trust
                  Park 80 West, Plaza II
                  Saddle Brook, New Jersey 07663

                  with a copy to:

                  Stephen W. Skonieczny
                  Milbank, Tweed, Hadley & McCloy
                  1 Chase Manhattan Plaza
                  New York, New York 10005


                  If to the Company:

                  Alexander's, Inc.
                  Park 80 West, Plaza II
                  Saddle Brook, New Jersey 07663
                  Attention:  both Chairman and Chief Financial Officer

                  Any notice delivered personally or by courier under this
Section 13 shall be deemed given on the date delivered and any notice sent by telecopy or registered or certified mail, postage prepaid, return receipt requested, shall be deemed given on the date telecopied or delivered.

                  14. Severability. If any provision of this Agreement or the application of any such provision to any party or circumstances shall be determined by any court of competent jurisdiction to be invalid and unenforceable to any extent, the remainder of this Agreement or the application of such provision to such person or circumstances other than those to which it is so determined to be invalid and unenforceable, shall not be affected thereby, and each provision hereof shall be validated and shall be enforced to the fullest extent permitted by law.

                  15. Survivorship. The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement or the Plan to the extent necessary to the intended preservation of such rights and obligations.

                  16. Successors. This Agreement shall inure to the benefit of and be binding upon the Optionee's beneficiaries, legal representatives or estate, as the case may be, and each successor of the Company.

                  17. Governing Law. This Agreement will be governed by and construed in accordance with the laws of the State of Delaware, without regard to its conflicts of laws principles.

                  18. Headings. All descriptive headings of sections and paragraphs in this Agreement are for convenience of reference only, and no provision of this Agreement is to be construed by reference to the heading of any section or paragraph.

                  19. Construction. Except as would be in conflict with any specific provision herein, this Agreement is made under and subject to the provisions of the Plan as in effect on the Commencement Date and, except as would conflict with the provisions of this Agreement, all of the provisions of the Plan as in effect on the Commencement Date are hereby incorporated herein as provisions of this Agreement.

                  20. New York Stock Exchange. For purposes of any references hereunder to listing shares of Common Stock, listing with the NYSE and trading on NASDAQ shall be interchangeable.

                  21. REIT Agreement. The Company hereby agrees that, in the event that a transfer of Common Stock to the Optionee under this Agreement would be void or would result in the Optionee's receipt of Common Stock classified as or exchanged for Excess Stock (as defined in the Amended and Restated Certificate of Incorporation of Alexander's (the

"Certificate")) then the Company shall make a cash payment to the Optionee equal to the aggregate fair market value of the Common Stock that would otherwise have been transferred (less any aggregate applicable exercise price); provided, however, that the Company shall have no obligation to make such cash payment if
(i) the Optionee Beneficially Owns (as such term is defined in the Certificate), hereafter comes to Beneficially Own, Constructively Owns (as such term is defined in the Certificate) or hereafter comes to Constructively Own Common Stock of the Company other than Common Stock received by the Optionee pursuant to this Agreement or Beneficially Owned or Constructively Owned as a result of the Optionee's Beneficial Ownership or Constructive Ownership of Shares (as defined in the Amended and Restated Declaration of Trust of Vornado (the "Declaration")) of Vornado received pursuant to the terms of the Company Share Option Agreement, dated as of December 3, 1996, between the Optionee and Vornado or the Convertible Units Agreement, dated as of December 2, 1996, between the Optionee and Vornado, or (ii) the Optionee fails to comply with the requirements for Existing Constructive Holder status set forth in the Certificate at all times, if any, when the Optionee would Constructively Own in excess of 9.9 percent of the Company's outstanding Common Stock.

                  22. REIT Representations and Warranty. If (i) the Optionee does not Beneficially Own, hereafter come to Beneficially Own, Constructively Own, or hereafter come to Constructively Own Common Stock of the Company other than Common Stock received by the Optionee pursuant to this Agreement or Beneficially Owned or Constructively Owned as a result of the Optionee's Beneficial Ownership or Constructive Ownership of Shares (as defined in the Declaration) of Vornado received pursuant to the terms of the Company Share Option Agreement, dated as of December 3, 1996, between the Optionee and Vornado or the Convertible Units Agreement, dated as of December 2, 1996 between the Optionee and Vornado, and (ii) the Optionee complies with the requirements for Existing Constructive Holder status set forth in the Certificate at all times, if any, that the Optionee Constructively Owns in excess of 9.9 percent of the Company's outstanding Common Stock, the Company hereby represents and warrants to the Optionee that any and all issuances or transfers of shares of the Company's Common Stock to the Optionee under this Agreement shall not be voided pursuant to the Certificate and shall not result in (i) the receipt by the Optionee of the Company's Excess Common Stock (as defined in the Certificate) or the Company's Excess Preferred Stock (as defined in the Certificate) or (ii) the Optionee not acquiring stockholder rights under such shares of the Company's Common Stock to the fullest extent provided for in the Certificate, the Amended and Restated By-Laws of Alexander's, Inc. and Delaware law.

                  23. Remedy Limited to Money Damages. The Optionee shall not be entitled to specific performance for a breach of the agreement set forth in paragraph 21 hereof or the representation and warranty contained in paragraph 22 hereof and shall not be entitled to any other remedy except for an action for money damages.

                  24. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                             ALEXANDER'S, INC.


                                             /s/Steven Roth
                                             -----------------------------------
                                             By:



                                             /s/Michael D. Fascitelli
                                             -----------------------------------

                                                                       Exhibit D


                         DEFERRED COMPENSATION AGREEMENT

                  AGREEMENT, dated as of December 2, 1996, by and between Vornado Realty Trust, a Maryland real estate investment trust, with its principal offices at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663 (the "Company") and Michael D. Fascitelli (the "Executive").

                  WHEREAS, the Executive and the Company desire to enter into an agreement setting forth the terms under which the Executive will defer the receipt of certain compensation in connection with the Executive's agreeing to be employed as a senior executive of the Company pursuant to the employment agreement, dated as of December 2, 1996, by and between the Company and the Executive (the "Employment Agreement").

                  NOW, THEREFORE, the Executive and the Company agree as follows:

                  1. Deferred Compensation Amounts. The Executive irrevocably elects, and the Company agrees, as of the date of this Agreement, to defer the receipt of the Executive's $5,000,000 (five million dollars) deferred payment under Section 5(d) of the Employment Agreement (the "Deferred Compensation").

                  2. Payment of the Account. Except as otherwise provided in this Agreement, the entire value of the Account (as defined below in Section 3) shall be payable by the Company to the Executive in cash upon the first to occur of (a) the Executive's termination of employment with the Company for any reason or (b) November 30, 2001 (the "Payment Date"). Except as otherwise provided in this Agreement, the Executive shall have no right to demand payment from the Company of the Account, prior to the Payment Date. Notwithstanding the foregoing, if the Executive voluntarily terminates employment with the Company (other than for Good Reason (as defined in the Employment Agreement)) prior to December 2, 1997, the Deferred Compensation shall be forfeited and the Executive shall have no right or claim to any portion of the Account (as defined below); provided that under no circumstances shall the Deferred Compensation be forfeited upon Executive's death or a termination due to Executive's Disability.

                  3. Deferred Compensation Account. The Deferred Compensation shall be credited to a deferred compensation bookkeeping account (the "Account") maintained by the Company for the Executive's benefit. The Deferred Compensation amounts credited to the Account shall be hypothetically invested in securities listed on any national stock exchange or traded on the National Association of Securities

Dealers Automated Quotation System, or in any mutual fund, as selected by the Executive beginning on December 2, 1996, and subject to the immediately following paragraph; provided, that no investment selected by the Executive shall be credited to the Account unless it has been approved by the Chief Financial Officer of the Company (the "CFO"). The CFO shall reject any proposed investment that the CFO determines in good faith would, if invested in by the "rabbi" trust referred to below, create a reasonable likelihood that (i) the Company would fail to qualify as a real estate investment trust (a "REIT") for federal income tax purposes in any taxable year, (ii) the Company would be subject to an excise tax, including the excise tax on "prohibited transactions" described in Section 857(a) of the Internal Revenue Code of 1986, as amended (the "Code"), or (iii) an excess inclusion would be allocated to the Company's shareholders under Section 860E(d) of the Code. The CFO shall have the authority to require the prompt divestiture and reinvestment of any hypothetical investment if the CFO determines in good faith that the continued ownership of such investment by the rabbi trust would create a reasonable likelihood of the occurrence of an event described in (i), (ii) or (iii).

                  The Company shall establish a rabbi trust to which it shall pay the amount of Deferred Compensation initially credited to the Account upon the execution of the Employment Agreement. The initial trustee of the rabbi trust (the "Trustee") shall be The Chase Manhattan Bank, a New York banking corporation, and the rabbi trust shall be irrevocable and maintained as long as there remain amounts to be paid to the Executive under this Agreement. To the extent provided in the rabbi trust agreement, the Trustee shall have discretion with respect to the investments of the Trust corpus. No hypothetical investment shall be made in the Account unless and until the Trustee makes the same investment with respect to the Trust corpus.

                  Interest and dividend income on the hypothetical investments shall be paid to the Executive monthly by the Company. The aggregate value of the Deferred Compensation credited to the Account shall, from time to time, increase or decrease in accordance with the experience of the Executive's hypothetical investment of the Account. The Account shall be valued in the aggregate by the Company as of the last day of each month (a "Valuation Date") and a report setting forth that valuation shall be provided on a monthly basis to the Executive by the Company for the Executive's review.

                  4. Payment Date. Following the Payment Date, the entire value of the Account, determined as of the Payment Date, shall be paid in cash by the Company in one lump sum to the Executive, the Executive's estate, the Executive's designated beneficiaries, or his legal representatives, as the case may be, as soon as practicable after the Payment Date, but in no case more than seven (7) business days after the Payment Date.

                  5. Hardship Withdrawals. The Executive may also request in writing prior to the Payment Date, that payment of some or all of the value of the Account, determined as of the Valuation Date next succeeding the receipt of such written request, be paid to the Executive in the case of an "unforeseeable emergency." For purposes of this Agreement, an "unforeseeable emergency" means an unanticipated emergency that is caused by an event beyond the control of the Executive and which would result in severe financial hardship to the Executive if early payment of some or all of the aggregate value of the Account were not permitted. Any such hardship withdrawal request shall be in writing, shall be reviewed by the Board of Trustees of the Company in good faith and, if approved by the Board of Trustees of the Company, shall be limited to the amount necessary to meet the emergency. In determining whether any hardship payment shall be made the Board of Trustees of the Company shall follow the principles and guidelines set forth in Treas. Reg. Section 1.457- 2(h)(4), as promulgated under Section 457 of the Code.

                  6. Additional Deferrals. The Executive and the Company reserve the right to agree subsequently to further defer any amounts payable under this Agreement (prior to such amounts becoming due and payable hereunder) to a date later than the date on which those amounts would otherwise be due and payable.

                  7. Form and Source of Payments. Deferred Compensation amounts, including without limitation interest and dividend income, shall be paid by the Company to the Executive in cash when due or from the rabbi trust. The Executive's right to receive payment of any amounts under this Agreement shall be an unfunded entitlement and shall be an unsecured claim against the general assets of the Company. The Executive has only the status of a general unsecured creditor hereunder, and this Agreement constitutes only a mere promise by the Company to pay the value of the Account on any required payment due. The Company may withhold from any amounts payable under this Agreement such Federal, state and local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                  8. Nontransferability. This Agreement shall not be assignable or transferable by the Executive (otherwise than by will or the laws of descent and distribution) or by the Company (other than to successors of the Company) and no amounts deferred under this Agreement, or any rights therein, shall be subject in any manner to any anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, levy, lien, attachment, garnishment, debt or other charge or disposition of any kind.

                  9. No Right to Employment. Nothing in this Agreement shall confer upon Executive the right to remain in employ of the Company or any subsidiary of the Company.

                  10. Entire Agreement. This Agreement and the Employment Agreement contain all the understandings between the parties hereto pertaining to the matters referred to herein, and supersede all undertakings and agreements, whether oral or in writing, previously entered into by them with respect thereto.

                  11. Amendment or Modification; Waiver. No provision of this Agreement may be amended, modified or waived unless such amendment or modification is agreed to in writing, signed by the Executive and by a duly authorized officer of the Company, and such waiver is set forth in writing and signed by the party to be charged. No waiver by any party hereto of any breach by another party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a similar or dissimilar condition or provision at the same time, any prior time or any subsequent time.

                  12. Notices. Any notice to be given hereunder shall be in writing and shall be deemed given when delivered personally, sent by courier or telecopy or registered or certified mail, postage prepaid, return receipt requested, addressed to the party concerned at the address indicated below or to such other address as such party may subsequently give notice of hereunder in writing:

                  To the Executive:

                  Michael D. Fascitelli
                  Vornado Realty Trust
                  Park 80 West, Plaza II
                  Saddle Brook, New Jersey 07663

                  with a copy to:

                  Stephen W. Skonieczny
                  Milbank, Tweed, Hadley & McCloy
                  1 Chase Manhattan Plaza
                  New York, New York 10005


                  To the Company:

                  Vornado Realty Trust
                  Park 80 West, Plaza II
                  Saddle Brook, New Jersey 07663
                  Attention: both Chairman and Chief Financial Officer with a copy to:

                  Janet T. Geldzahler
                  Sullivan & Cromwell
                  125 Broad Street
                  New York, New York 10004


                  Any notice delivered personally or by courier under this
Section 12 shall be deemed given on the date delivered and any notice sent by telecopy or registered or certified mail, postage prepaid, return receipt requested, shall be deemed given on the date telecopied or mailed.

                  13. Legal Fees and Expenses. If any contest or dispute shall arise between the Company or Executive regarding any provision of this Agreement, the Company shall reimburse Executive for all legal fees and expenses reasonably incurred by Executive in connection with such contest or dispute, but only if Executive is successful in respect of substantially all of Executive's claims brought and pursued in connection with such contest or dispute. Such reimbursement shall be made as soon as practicable following the resolution of such contest or dispute (whether or not appealed) to the extent the Company receives reasonable written evidence of such fees and expenses.

                  14. Severability. If any provision of this Agreement or the application of any such provision to any party or circumstances shall be determined by any court of competent jurisdiction to be invalid and unenforceable to any extent, the remainder of this Agreement or the application of such provision to such person or circumstances, other than those to which it is so determined to be invalid and unenforceable, shall not be affected thereby, and each provision hereof shall be validated and shall be enforced to the fullest extent permitted by law.

                  15. Noncontravention. The Company represents that the Company is not prevented from entering into or performing this Agreement by the terms of any law, order, rule, or regulation, its declaration of trust or by-laws, or any other agreement to which it is a party, other than which would not have a material adverse effect on the Company's ability to execute or perform this Agreement.

                  16. Successors. This Agreement shall inure to the benefit of and be binding upon each successor of the Company, and upon the Executive's beneficiaries, legal representatives or estate, as the case may be.

                  17. Survivorship. The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement to the extent necessary to the intended preservation of such rights and obligations.

                  18. Governing Law. This Agreement will be governed by and construed in accordance with the laws of the State of New York, without regard to its conflict of law principles.

                  19. Headings. All descriptive headings of sections and paragraphs in this Agreement are intended for convenience of reference only, and they form no part of this Agreement and shall not affect its interpretation.

                  20. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                                     VORNADO REALTY TRUST



                                                     By:/s/Steven Roth
                                                        ------------------------




                                                     /s/Michael D. Fascitelli
                                                     ---------------------------

                                                                       Exhibit E


                           CONVERTIBLE UNITS AGREEMENT


                  AGREEMENT, dated as of December 2, 1996, by and between Vornado Realty Trust, a Maryland real estate investment trust with its principal offices at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663 (the "Company") and Michael D. Fascitelli ("Executive").

                  WHEREAS, the Company and Executive have entered into an agreement (the "Employment Agreement"), dated as of December 2, 1996, pursuant to which Executive will serve as President of the Company, on the terms and conditions set forth and described therein; and

                  WHEREAS, pursuant to the Employment Agreement the Company has agreed to grant to Executive an aggregate of 459,770 units (the "Units") representing an equal number of common shares of beneficial interest of the Company, par value $.04 per share ("Common Stock"), on the terms set forth herein.

                  NOW, THEREFORE, the parties agree as follows:

                  1. Definitions. Capitalized terms not otherwise defined herein shall have the meaning set forth in the Employment Agreement, unless otherwise indicated.

                  2. Grant of Units. Executive is hereby granted, as of December 2, 1996, deferred compensation in the form of 459,770 (four hundred fifty nine thousand seven hundred and seventy) Units pursuant to the terms of this Agreement. Units may be either "Phantom Share Units" or "Cash Units", as described in Section 3, but shall be treated as Cash Units only prior to conversion into Phantom Share Units pursuant to Section 4. The Units shall be non-forfeitable, except as otherwise provided in Section 10 only.

                  3. Convertibility. Each Cash Unit shall have a value of $43.50, subject to adjustment under Section 8, and be convertible by Executive (pursuant to Section 4) into one (1) phantom share of Common Stock (a "Phantom Share Unit"). In the event a Unit is not converted or deemed converted by Executive into a Phantom Share Unit, it shall remain a "Cash Unit", and have a value of $43.50, subject to adjustment under Section 8. Each Phantom Share Unit shall have a value equal to the fair market value of one share of the Company Stock. Cash Units shall be convertible into Phantom Share Units automatically and immediately upon the delivery by Executive (or the person or persons having the right to convert such Units upon the death of Executive) of a written notice in accordance with Section 16 below to the Company specifying the number of Cash Units which he is electing to convert into Phantom Share Units; provided, that Cash Units may be converted into Phantom

Share Units pursuant to Section 6(b). Executive shall have the right to appoint a legal representative or representatives, by power of attorney or otherwise, to effect conversions under this Agreement (provided the Cash Units would be convertible by Executive himself) on his behalf and the Company shall accept a written notice of conversion from such legal representative(s) and shall give such notice the same effect as if received directly from Executive.

                  4. Conditions to Convertibility. Cash Units shall become convertible into Phantom Share Units pursuant to the following schedule:

                  (a) One-third (1/3) of the aggregate Cash Units granted under
Section 2 (as may be adjusted under Section 8) shall become convertible into Phantom Share Units on December 2, 1997, and an additional one-third (1/3) of such Cash Units shall become convertible into Phantom Share Units on each of the next two (2) succeeding anniversaries of such date. Once convertible, Cash Units shall remain convertible at all times until actually converted by the Executive (or his legal representative or estate) into Phantom Share Units.

                  (b) In addition, the convertibility of Cash Units into Phantom Share Units shall be immediately accelerated as follows:

                  (i) upon the earlier to occur of (A) a Change in Control of the Company or (B) upon the Executive's termination of employment (1) by the Company without Cause or (2) by the Executive for Good Reason, in any such case, all Cash Units shall immediately and automatically become convertible into Phantom Share Units; and

                  (ii) upon the Executive's death while employed by the Company or the Executive's termination of employment by the Company for Disability, the Cash Units scheduled to become convertible pursuant to Section 4(a) on the next following December 2nd shall also become convertible into Phantom Share Units.

                  5. Dividend Equivalents. Executive shall be paid, on a quarterly basis with respect to all outstanding Units (as such Units may be adjusted under Section 8), dividend equivalent amounts equal to the regular quarterly cash dividend payable to holders of Common Stock as if Executive were an actual shareholder with respect to the number of shares of Common Stock equal to his outstanding Units. Such dividend equivalents shall be paid on the same date as the regular quarterly cash dividend is paid by the Company in respect of the Common Stock. Notwithstanding the foregoing, prior to actual payment to Executive of any such dividend equivalent amounts, the dividend equivalent amount shall be reduced by the Company in an amount equal to Executive's next following quarterly interest payment obligation on any loan made to Executive by the Company pursuant to Section 5(f) of the Employment Agreement, and the quarterly interest payment shall be deemed to be paid by Executive, but only to the extent of such dividend equivalent, with any interest payment balance to be paid by Executive. The balance of the dividend equivalent, if any, shall be paid to Executive.

                  6. Payments of Units. (a) The aggregate value of the Units shall be paid out to Executive as of the first to occur of (i) Executive's termination of employment with the Company or (ii) November 30, 2001 (the "Payment Date"). Payment by the Company with respect to the Units shall be made no later than seven (7) business days following the applicable Payment Date. Upon receipt by Executive of payment of the value of a Unit, such Unit shall be cancelled and shall no longer be outstanding.

                  (b) If any Cash Unit has not been converted into a Phantom Share Unit as of the Payment Date for such Unit, such Unit shall remain a Cash Unit and Executive shall be paid an amount per Unit equal to $43.50 with respect to such Unit, subject to adjustment under Section 8; provided, however, that if as of the Payment Date the aggregate value of the Units upon conversion into Phantom Share Units would be greater than their aggregate value if the Units had remained Cash Units, the Units will be automatically deemed to be converted, without action by Executive, into Phantom Share Units.

                  (c) If Executive has converted a Cash Unit into a Phantom Share Unit or such Cash Unit is automatically converted into a Phantom Share Unit pursuant to Section 6(b), the value of each such Unit shall be the fair market value of the Common Stock on the Payment Date. For purposes of this Agreement, "fair market value" of the Common Stock on any given date shall mean the average of the high and low trading prices of the Common Stock on the NYSE composite tape on such date or, if such date is not a trading date, the immediately preceding trading date.

                  (d) The compensation committee of the Board of Trustees of the Company (the "Committee"), in its sole discretion, shall determine, within five
(5) business days after the Payment Date, whether the payment with respect to the Units shall be made all or in part in shares of Common Stock or in cash; provided, that in the absence of shareholder approval the Company shall not deliver to Executive under this Agreement newly-issued shares of Common Stock in violation of any listing requirement of the New York Stock Exchange (the "NYSE") provided, however, that this shall not reduce the obligation of the Company to pay Executive the amounts set forth in this Agreement. In determining the number of actual shares to be delivered to Executive to satisfy the Company's payment obligation under this Section 6, the amount of such payment the Company determines to satisfy with shares of Common Stock shall be divided by the fair market value of Common Stock on the date of actual delivery of the shares, and not the Payment Date. Any shares of Common

Stock to be delivered shall be deposited in an account designated by Executive and maintained at a brokerage house selected by Executive. Any such shares of Common Stock shall be duly authorized, fully paid and non-assessable shares, listed with the NYSE and registered on the Company Registration Statement. If the Company fails to specify, within the five (5) business day period set forth above, by written notice to Executive whether payment shall be made in cash or shares of Common Stock or if the Company is not permitted to make payment in the form of Common Stock as a result of the last sentence of this paragraph (d), the Company shall be obligated to pay the value of the Units in cash. All cash payments to Executive shall be effected by same day wire transfer to an account designated by Executive. Notwithstanding anything herein to the contrary, if Executive (x) does not Beneficially Own (as such term is defined in the Amended and Restated Declaration of Trust of the Company (the "Declaration")), hereafter come to Beneficially Own, Constructively Own (as such term is defined in the Declaration), or hereafter come to Constructively Own Common Equity Stock (as such term is defined in the Declaration) of the Company other than Common Stock received by Executive pursuant to this Agreement or the Company Share Option Agreement, and (y) complies with the requirements for Existing Constructive Holder status set forth in the Declaration at all times, if any, that Executive Constructively Owns in excess of 9.9 percent of the Company's outstanding Common Equity Stock, the Company shall not pay all or any part of the value of the Units to Executive in the form of shares of Common Stock to the extent that to do so would, or would be reasonably likely to, result in (x) any of such Common Stock issued to Executive being void under the Declaration or classified as or exchanged for Excess Stock (as defined in the Declaration) or (y) Executive not having shareholder rights at all times in respect of such Common Stock to the fullest extent provided for in the Declaration, the Amended and Restated By-Laws of the Company and Maryland law.

                  (e) The Company shall provide Executive and the trustee of the trust described in Section 12, prior to the first date on which any Unit is convertible, with, and maintain, an effective shelf registration pursuant to the terms and conditions set forth on Exhibit B to the Employment Agreement.

                  (f) Except as otherwise provided in this Agreement, Executive shall not be deemed to be a holder of any Common Stock pursuant to a Unit until the date of the issuance of a certificate to him for such shares and, except as otherwise provided in this Agreement, Executive shall not have any rights to dividends or any other rights of a shareholder with respect to the shares of Common Stock covered by a Unit until such shares of Common Stock have been issued to him, which issuance shall not be unreasonably delayed.

                  (g) The Company may require that Executive pay to the Company, or the Company may otherwise withhold, at the time of payment of the value of a Unit, any such amount as is required by law or regulation to be withheld for Federal, state or local income tax or any other taxes incurred by reason of the payment.

                  (h) Executive's right to receive payment of any amounts under this Agreement shall be an unfunded entitlement and shall be an unsecured claim against the general assets of the Company.

                  7. Representations. The Company represents and warrants that this Agreement has been authorized by all necessary action of the Company, has been approved by the Board and is a valid and binding agreement of the Company enforceable against it in accordance with its terms and that the shares of Common Stock described in Section 12 of this Agreement will be promptly listed on the NYSE after the execution of this Agreement, and are validly issued, fully paid and non-assessable shares. The Company further represents and warrants that the grant of Units under this Agreement has been approved by the Committee and that the Company will file a Hart Scott Rodino application with respect to Executive on a timely basis, if necessary, in connection with the acquisition of Common Stock by Executive under this Agreement. If (i) Executive does not Beneficially Own, hereafter come to Beneficially Own, Constructively Own, or hereafter come to Constructively Own Common Equity Stock of the Company other than Common Stock received by Executive pursuant to this Agreement or pursuant to the terms of the Company Share Option Agreement, and (ii) Executive complies with the requirements for Existing Constructive Holder status set forth in the Declaration at all times, if any, that Executive Constructively Owns in excess of 9.9 percent of the Company's outstanding Common Equity Stock, the Company represents and warrants that no shares of Common Stock issued or to be issued under this Agreement shall be voided under the Declaration or classified as or exchanged for Excess Stock and that Executive shall have shareholder rights at all times under such shares of Common Stock to the fullest extent provided for in the Declaration, the Amended and Restated By-Laws of the Company and Maryland law.

                  8. Changes in the Common Stock and Adjustment of Units. (a) In the event the outstanding shares of the Common Stock shall be changed into an increased number of shares, through a share dividend or a split-up of shares, or into a decreased number of shares, through a combination of shares, then immediately after the record date for such change, the number of Units then subject to this Agreement shall be proportionately increased, in case of such share dividend or split-up of shares, or proportionately decreased, in case of such combination of shares. In the event the Company shall issue any of its shares of beneficial interest or other securities or property (other than Common Stock which is covered by the preceding sentence), in a reclassification of the Common Stock (including without limitation any such reclassification in connection with a consolidation or merger in which the Company is the continuing entity), the kind and number of Units subject to this Agreement immediately prior thereto shall be adjusted so that the Executive shall be entitled to receive the same kind and number of shares or other securities or property which the Executive would have owned or have been entitled to receive after the happening of any of the events described above, had he owned the shares of the Common Stock represented by the Units under this Agreement immediately prior to the happening of such event or any record date with respect thereto, which adjustment shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

                  (b) In the event the Company shall distribute to all holders of the Common Stock evidences of its indebtedness or assets (including leveraged recapitalizations with special cash distributions, but excluding regular quarterly cash dividends), then in each case the number of Units thereafter subject to this Agreement shall be determined by multiplying the number of Units theretofore subject to this Agreement by a fraction, (i) the numerator of which shall be the then current market price per share of Common Stock (as determined in paragraph (c) below) on the record date for such distribution, and (ii) the denominator of which shall be the then current market price per share of the Common Stock less the then fair value (as mutually determined in good faith by the Board of Trustees of the Company and the Executive) of the portion of the assets or evidences of indebtedness so distributed applicable to a share of Common Stock. Such adjustment shall be made whenever any such distribution is made, and shall become effective on the date of distribution retroactive to the record date for the determination of shareholders entitled to receive such distribution.

                  (c) For the purpose of any computation under paragraph (b) of this Section 8, the current market price per share of the Common Stock at any date shall be deemed to be the average of the daily Closing Prices for 15 consecutive Trading Days commencing 20 Trading Days before the date of such computation. "Closing Price" for each Trading Day shall be, if the Common Stock is then listed or admitted to trading on the NYSE or other national securities exchange, the last reported sale price, regular way, for the Common Stock as reported in the securities listed or traded on the NYSE, or if the Common Stock is not so listed or admitted on such exchange, then on the exchange which is the principal exchange on which the Stock is not so admitted for trading on any national securities exchange, the last sale price reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on if no such last sale prices are reported, the average by NASDAQ. "Trading Day" shall be each Monday, Tuesday, Wednesday, Thursday and Friday, other than any day on which the Common Stock is not traded on the exchange or in the market which is the principal United States market for the Common Stock.

                  (d) Whenever the number of Units subject to this Agreement is adjusted as herein provided, the Cash Unit value of each Unit shall be adjusted by multiplying such Cash Unit value immediately prior to such adjustment by a fraction, the numerator of which shall be the number of Units subject to this Agreement immediately prior to such adjustment, and the denominator of which shall be the number of Units subject to this Agreement immediately thereafter. The effect of this paragraph (d) shall be that if none of the Cash Units are converted into Phantom Share Units, Executive would receive hereunder a payment equal to $20,000,000, plus any dividend equivalents paid under Section 5.

                  (e) For the purpose of this Section 8, the term "Common Stock" shall mean (i) the class of beneficial interest designated as the Common Stock at the date of this Agreement, or (ii) any other class of equity interest resulting from successive changes or reclassifications of such shares consisting solely of changes in par value, or from par value to no par value, or from no par value to par value. In the event that at any time, as a result of an adjustment made pursuant to the second sentence of Section 8(a) above, the Executive shall become entitled to Units representing any shares other than the Common Stock, thereafter the number of such other shares represented by a Unit and the Cash Unit value of the Unit shall be subject to adjustment from time to time in a manner and on the terms as nearly equivalent as practicable to the provisions with respect to the shares contained in this Section 8, and the provisions of this Agreement with respect to the shares of Common Stock represented by the Units shall apply on like terms to any such other shares.

                  (f) In case of any consolidation of the Company or merger of the Company with another corporation as a result of which Common Stock is converted or modified, or in case of any sale or conveyance to another corporation of the property, assets and business of the Company as an entirety or substantially as an entirety, the Company shall modify the Units so as to provide the Executive with Units reflecting the kind and amount of shares and other securities and property that he would have owned or have been entitled to receive immediately after the happening of such consolidation, merger, sale or conveyance had his Units immediately prior to such action actually been shares and, if applicable, other securities of the Company represented by those Units. The provisions of this Section 8(f) shall similarly apply to successive consolidations, mergers, sales or conveyances.

                  (g) If the Company distributes rights or warrants to all holders of its Common Stock entitling them to purchase shares of Common Stock at a price per share less than the current market price per share on the record date for the distribution, the number of Units thereafter subject to this Agreement shall be adjusted in accordance with the formula:





                  U' = U (X)     O (+) N
                            ------------------
                             O (+)   N (x) P
                                    ----------
                                        M

where:

U' = the adjusted number of Units.
U = the current number of Units.
O = the number of shares of Common Stock outstanding on the record date.
N = the number of additional shares of Common Stock offered.
P = the offering price per share of the additional shares.
M = the current market price per share of Common Stock on the record date (as defined pursuant to paragraph (c) above).


The adjustment shall become effective immediately after the record date for determination of shareholders entitled to receive the rights or warrants.

                  (h) In case any event shall occur as to which the provisions of this Section 8 are not applicable but the failure to make any adjustment would not fairly protect the rights represented by the Units in accordance with the essential intent and principles of this Section 8 (including without limitation, directly or indirectly, the sale of Common Stock (or any security convertible into or exercisable for Common Stock) by the Company or a subsidiary at a price below fair value or the issuance by the Company or a subsidiary at a price below fair value or the issuance by the Company or a subsidiary of other securities not limited to a return that is fixed or determined with reference to a specified index, but only with respect to sales or issuances, directly or indirectly, to (i) Affiliates of the Company, (ii) the Interstate Holders or
(iii) affiliates of the Interstate Holders (other than in all cases such wholly-owned subsidiaries of the Company) (the persons in (i), (ii) and (iii) shall be individually and collectively referred to herein, as the "Affiliated Entities") then, in each such case, the Company shall make an adjustment, if any, on a basis consistent with the essential intent and principles established in this Section 8, necessary to preserve, without dilution, the rights represented by the Units. The Company will promptly notify the Executive of any such proposed adjustment.

                  (i) Notwithstanding anything to the contrary contained herein, the provisions of Section 8 shall not apply to, and no adjustment is required to be made in respect of, any of the following: (i) the issuance of shares of Common Stock upon the exercise of any other rights, options or warrants that entitle the holder to subscribe for or purchase such shares (it being understood that the sole adjustment pursuant to this Section 8 in respect of the issuance of shares of Common Stock upon exercise of rights, options or warrants shall be made at the time of the issuance by the Company of such rights, options or warrants, or a change in the terms thereof); (ii) the issuance of shares of Common Stock to the Company's employees, directors or consultants pursuant to bona fide benefit plans adopted by the Company's Board of Trustees; (iii) the issuance of shares of Common Stock in a bona fide public offering pursuant to a firm commitment offering; (iv) the issuance of shares of Common Stock to any of the Affiliated Entities concurrently with an issuance of shares described in clause (iii) above if such issuance results in the receipt by the Company of at least the same net proceeds per share as the issuance described in such provision and if such Affiliated Entities have the right to participate in such issuance pro rata with their equity interest in the Company; (v) the issuance of shares of Common Stock pursuant to any dividend reinvestment or similar plan adopted by the Company's Board of Trustees to the extent that the applicable discount from the current market price for shares issued under such plan does not exceed 5%; and (vi) the issuance of shares of Common Stock in any arm's length transaction, directly or indirectly, to any party which is not one of the Affiliated Entities.

                  (j) Notwithstanding anything in this Agreement to the contrary, under no circumstances will there be an adjustment under this Section 8 in connection with the creation of a general partnership interest for any limited partnership that is spun off from either the Company or Alexander's Inc.

                  (k) Notwithstanding anything in this Agreement to the contrary, (i) in the event of a spin-off by the Company to its shareholders, Executive's participation in such spin-off with respect to the Units and the adjustment of the Units shall be determined in an appropriate and equitable manner, and it is the intention of the parties hereto that, to the extent practicable, such adjustment shall include an equity interest in the spun-off entity, and (ii) no adjustments under this Section 8(k) shall be made which would reasonably be expected to adversely affect the Company's status as a real estate investment trust.

                  (l) In the event the parties hereto cannot agree upon an appropriate and equitable adjustment to the Units, the services of an independent investment banker mutually acceptable to Executive and the Company shall (at the sole expense of the Company) be retained to determine an appropriate and equitable adjustment, and such determination shall be binding upon the parties.

                  (m) For purposes of this Agreement, "Affiliate" of the Company means any person, directly or indirectly, controlling, controlled by or under common control with the Company.

                  9. No Right to Employment. Nothing in this Agreement shall confer upon Executive the right to remain in employ of the Company or any subsidiary of the Company.

                  10. Termination of Units. Notwithstanding anything in this Agreement to the contrary, in the event that prior to December 2, 1997, Executive voluntarily terminates his employment with the Company without Good Reason, this Agreement shall be void and Executive shall have no further rights to the Units or any other payments under this Agreement, excluding any dividend equivalent amounts already paid to Executive; provided, that under no circumstances shall the Units be forfeited in the event of Executive's death or a termination due to Disability.

                  11. Nontransferability. This Agreement shall not be assignable or transferable by the Company (other than to successors of the Company) and this Agreement and the Units shall not be assignable or transferable by the Executive otherwise than by will or by the laws of descent and distribution, and the Units may be paid out during the lifetime of the Executive only to him. More particularly, but without limiting the generality of the foregoing, the Units may not be assigned, transferred (except as provided in the preceding sentence), pledged, or hypothecated in any way (whether by operation of law or otherwise), and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Units contrary to the provisions of this Agreement, and any levy of any attachment or similar process upon the Units, shall be null and void and without effect.

                  12. Funding of Rabbi Trust. Upon the Commencement Date, the Company shall establish a "rabbi" trust, shall fund such trust with 459,770 shares of Common Stock, and shall, subsequent to such initial funding, continue to fund the rabbi trust with respect to the Units, all in the manner set forth in the rabbi trust agreement, attached as Exhibit E to the Employment Agreement. Amounts may be paid out of the rabbi trust in accordance with payment instructions given to the trustee (as provided therein), pursuant to the specific terms of the trust.

                  13. Legal Fees and Expenses. If any contest or dispute shall arise between the Company and Executive regarding any provision of this Agreement, the Company shall reimburse Executive for all legal fees and expenses reasonably incurred by Executive in connection with such contest or dispute, but only if Executive is successful in respect of substantially all of Executive's claims brought and pursued in connection with such contest or dispute. Such reimbursement shall be made as soon as practicable following the resolution of such contest or dispute

(whether or not appealed) to the extent the Company receives reasonable written evidence of such fees and expenses.

                  14. Entire Agreement. This Agreement and the Employment Agreement contain all the understandings between the parties hereto pertaining to the matters referred to herein, and supersede all undertakings and agreements, whether oral or in writing, previously entered into by them with respect thereto. The Executive represents that, in executing this Agreement, he does not rely and has not relied upon any representation or statement not set forth herein made by the Company with regard to the subject matter, bases or effect of this Agreement or otherwise.

                  15. Amendment or Modification; Waiver. No provision of this Agreement may be amended, modified or waived unless such amendment or modification is agreed to in writing, signed by the Executive and by a duly authorized officer of the Company, and such waiver is set forth in writing and signed by the party to be charged. No waiver by any party hereto of any breach by another party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a similar or dissimilar condition or provision at the same time, any prior time or any subsequent time.

                  16. Notices. Any notice to be given hereunder shall be in writing and shall be deemed given when delivered personally, sent by courier or telecopy or registered or certified mail, postage prepaid, return receipt requested, addressed to the party concerned at the address indicated below or to such other address as such party may subsequently give notice of hereunder in writing:

                  To the Executive:

                  Michael D. Fascitelli
                  Vornado Realty Trust
                  Park 80 West, Plaza II
                  Saddle Brook, New Jersey 07663


                  with a copy to:

                  Stephen W. Skonieczny
                  Milbank, Tweed, Hadley & McCloy
                  1 Chase Manhattan Plaza
                  New York, New York 10005

                  To the Company:

                  Vornado Realty Trust
                  Park 80 West, Plaza II
                  Saddle Brook, New Jersey 07663
                  Attention:  both Chairman and Chief Financial Officer


                  with a copy to:

                  Janet T. Geldzahler
                  Sullivan & Cromwell
                  125 Broad Street
                  New York, New York 10004


                  Any notice delivered personally or by courier under this
Section 16 shall be deemed given on the date delivered and any notice sent by telecopy or registered or certified mail, postage prepaid, return receipt requested, shall be deemed given on the date telecopied or mailed.

                  17. Severability. If any provision of this Agreement or the application of any such provision to any party or circumstances shall be determined by any court of competent jurisdiction to be invalid and unenforceable to any extent, the remainder of this Agreement or the application of such provision to such person or circumstances, other than those to which it is so determined to be invalid and unenforceable, shall not be affected thereby, and each provision hereof shall be validated and shall be enforced to the fullest extent permitted by law.

                  18. Noncontravention. The Company represents that the Company is not prevented from entering into, or performing, this Agreement by the terms of any law, order, rule or regulation, its declaration of trust or by-laws, or any agreement to which it is a party, other than which would not have a material adverse effect on the Company's ability to enter into or perform this Agreement.

                  19. Survivorship. The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement to the extent necessary to the intended preservation of such rights and obligations.

                  20. Successors. This Agreement shall inure to the benefit of and be binding upon each successor of the Company, and upon the Executive's beneficiaries, legal representatives or estate, as the case may be.

                  21. Governing Law. This agreement will be governed by and construed in accordance with the laws of the State of New York, without regard to its conflicts of laws principles.

                  22. Trustees. In the event any successor to the Company is a corporation, all references to "trustee" or "Board of Trustees" shall mean "directors" or "Board of Directors", respectively.

                  23. New York Stock Exchange. For purposes of any references hereunder to listing shares of Common Stock, listing with the NYSE and trading on NASDAQ shall be interchangeable.

                  24. Headings. All descriptive headings of sections and paragraphs in this Agreement are for convenience of reference only, and they form no part of this Agreement and shall not affect its interpretation.

                  25. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.



                                          VORNADO REALTY TRUST





                                          By: /s/Steven Roth
                                             -----------------------------------




                                          /s/Michael D. Fascitelli
                                          --------------------------------------

                                 EXHIBIT INDEX




Exhibit No.

      11          Statement Re Computation of Per Share Earnings.

      12 Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements

      21          Subsidiaries of the Registrant.

      23          Consent of Independent Auditors to Incorporation by Reference.

      27          Financial Data Schedule.