Form 10-Q
period 1997-03-31
VORNADO REALTY TRUST
filed 1997-05-13
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 16



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                 MARCH 31, 1997
                                ------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

Commission File Number:   1-11954


                              VORNADO REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   MARYLAND                                    22-1657560
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                           Identification Number)


PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                        07663
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

                                 [X] Yes [ ] No

         As of May 2, 1997 there were 26,547,680 common shares outstanding.

                              VORNADO REALTY TRUST

                                      INDEX


                                                                                        Page Number
                                                                                        -----------
PART I. FINANCIAL INFORMATION:

        Item 1.    Financial Statements:

                   Consolidated Balance Sheets as of March 31, 1997
                   and December 31, 1996....................................................   3

                   Consolidated Statements of Income for the Three Months
                   Ended March 31, 1997 and March 31, 1996..................................   4

                   Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 1997 and March 31, 1996..................................   5

                   Notes to Consolidated Financial Statements...............................   6

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................................  10



PART II.           OTHER INFORMATION:


        Item 6.    Exhibits and Reports on Form 8-K.........................................  14

Signatures         .........................................................................  15

Exhibit Index      .........................................................................  16

Exhibit  3(b)      .........................................................................  17

Exhibit 11         .........................................................................  35

Exhibit 27         .........................................................................  36

PART I.  FINANCIAL INFORMATION

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                       MARCH 31,       DECEMBER 31,
                                                         1997              1996
                                                       ---------        ---------
 ASSETS:

 Real estate, at cost:
     Land                                              $  61,278        $  61,278
     Buildings and improvements                          327,677          327,485
     Leasehold improvements and equipment                  8,708            8,535
                                                       ---------        ---------
          Total                                          397,663          397,298
     Less accumulated depreciation and
       amortization                                     (154,016)        (151,049)
                                                       ---------        ---------
     Real estate, net                                    243,647          246,249


 Cash and cash equivalents, including U.S.
     government obligations under repurchase
     agreements of $15,812 and $17,036                    92,427           89,696
 Marketable securities                                    28,389           27,549
 Investment in and advances to Alexander's, Inc.         109,884          107,628
 Investment in and advances to Vornado
     Management Corp.                                      5,215            5,193
 Due from officers                                         8,623            8,634
 Accounts receivable, net of allowance for
     doubtful accounts of $641 and $575                    9,861            9,786
 Officer's deferred compensation expense                  16,668           22,917
 Mortgage note receivable                                 16,918           17,000
 Receivable arising from the
     straight-lining of rents                             17,721           17,052
 Other assets                                             12,132           13,500
                                                       ---------        ---------




 TOTAL ASSETS                                          $ 561,485        $ 565,204
                                                       =========        =========

                                                       MARCH 31,       DECEMBER 31,
                                                         1997             1996
                                                       ---------        ---------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes and mortgages payable                            $ 232,197        $ 232,387
Due for U.S. treasury obligations                          9,778            9,636
Accounts payable and accrued expenses                      9,942            9,905
Deferred leasing fee income                               11,575            8,373
Officer's deferred compensation payable                   25,000           25,000
Other liabilities                                          3,731            3,646
                                                       ---------        ---------
         Total liabilities                               292,223          288,947
                                                       ---------        ---------

Commitments and contingencies
Shareholders' equity:
 Preferred shares of beneficial interest:
  no par value per share;
  authorized, 1,000,000 shares;
  issued, none
 Common shares of beneficial interest:
   $.04 par value per share;
   authorized, 50,000,000 shares;
   issued, 26,547,680
   shares in each period                                   1,044            1,044
 Additional capital                                      358,874          358,874
 Accumulated deficit                                     (84,575)         (77,574)
                                                       ---------        ---------
                                                         275,343          282,344
 Unrealized loss on securities
   available for sale                                     (1,023)            (998)
 Due from officers for purchase of common
   shares of beneficial interest                          (5,058)          (5,089)
                                                       ---------        ---------
         Total shareholders' equity                      269,262          276,257
                                                       ---------        ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                 $ 561,485        $ 565,204
                                                       =========        =========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except share amounts)

                                                     FOR THE THREE MONTHS ENDED
                                                  --------------------------------
                                                    MARCH 31,           MARCH 31,
                                                      1997                1996
                                                  ------------        ------------
Revenues:
    Property rentals                              $     22,467        $     21,337
    Expense reimbursements                               6,210               6,881
    Other income (including fee income from
      related parties of $314 and $392)                    620                 392
                                                  ------------        ------------
Total revenues                                          29,297              28,610
                                                  ------------        ------------

Expenses:
    Operating                                            8,507               8,914
    Depreciation and amortization                        2,967               2,835
    General and administrative                           1,845               1,189
    Amortization of officer's deferred
       compensation expense                              6,249                  --
                                                  ------------        ------------
Total expenses                                          19,568              12,938
                                                  ------------        ------------

Operating income                                         9,729              15,672

Income/(loss) applicable to Alexander's:
    Equity in loss                                         (61)               (136)
    Depreciation                                          (150)               (157)
    Interest income on loan                              1,616               1,802
Income from investment in and advances
    to Vornado Management Corp.                            217               1,141
Interest income on mortgage
    note receivable                                        612                 594
Interest and dividend income                             1,518                 871
Interest and debt expense                               (4,078)             (4,223)
Net gain on marketable securities                          287                 358
                                                  ------------        ------------

NET INCOME                                        $      9,690        $     15,922
                                                  ============        ============

Net Income Per Share                              $        .36        $        .65
                                                  ============        ============


Weighted average number of common
  shares and common share equivalents
  outstanding during period                         26,549,698          24,464,478

Dividends per share                               $        .64        $        .61


                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

                                                                  FOR THE THREE MONTHS ENDED
                                                                  --------------------------
                                                                   MARCH 31,       MARCH 31,
                                                                     1997            1996
                                                                   --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $  9,690        $ 15,922
     Adjustments to reconcile net income to net
       cash provided by operations:
         Depreciation and amortization
          (including debt issuance costs)                             3,228           3,090
         Amortization of officer's deferred
          compensation expense                                        6,249              --
         Straight-lining of rental income                              (669)           (642)
         Equity in loss of Alexander's,
          including depreciation of $150 and $157                       211             293
         Net gain on marketable securities                             (287)           (358)
     Changes in assets and liabilities:
       Trading securities                                              (578)            831
       Accounts receivable                                              (75)         (1,761)
       Accounts payable and accrued expenses                             37             381
       Other                                                          1,947             446
                                                                   --------        --------
Net cash provided by operating activities                            19,753          18,202
                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in mortgage note receivable                              82         (17,000)
     Additions to real estate                                          (365)         (1,501)
     Proceeds from sale or maturity of securities
       available for sale                                                --          41,192
                                                                   --------        --------
Net cash (used in) provided by investing activities                    (283)         22,691
                                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of borrowings on U.S. treasury obligations                --         (40,036)
     Proceeds from borrowings on U.S. treasury obligations              142          10,000
     Proceeds from revolving credit facility                             --          10,000
     Repayments on mortgages                                           (190)           (175)
     Dividends paid                                                 (16,691)        (14,813)
     Exercise of stock options                                           --             676
                                                                   --------        --------
Net cash used in financing activities                               (16,739)        (34,348)
                                                                   --------        --------

Net increase in cash and cash equivalents                             2,731           6,545
Cash and cash equivalents at beginning of period                     89,696          19,127
                                                                   --------        --------

Cash and cash equivalents at end of period                         $ 92,427        $ 25,672
                                                                   ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest                                    $  3,817        $  3,968
                                                                   ========        ========

NON-CASH TRANSACTIONS:
     Unrealized (loss) gain on securities available for sale       $    (25)       $     24
                                                                   ========        ========


                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet as of March 31, 1997, the consolidated statements of income for the three months ended March 31, 1997 and March 31, 1996 and the consolidated statements of changes in cash flows for the three months ended March 31, 1997 and March 31, 1996 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

2.    INVESTMENTS IN AND ADVANCES TO ALEXANDER'S (A RELATED PARTY):

      Below are summarized Statements of Operations of Alexander's:

                                              Three Months       Three Months
                                                 Ended              Ended
                                             March 31, 1997     March 31, 1996
                                             --------------     --------------
Statement of Operations:
  Revenues                                    $ 5,998,000        $ 4,684,000
  Expenses                                     (3,164,000)        (2,451,000)
                                              -----------        -----------
  Operating income                              2,834,000          2,233,000
  Interest and debt expense                    (3,294,000)        (3,317,000)
  Other income and interest income, net           252,000            622,000
                                              -----------        -----------
  Net loss from continuing operations         $  (208,000)       $  (462,000)
                                              ===========        ===========

Vornado's 29.3% equity in loss                $   (61,000)       $  (136,000)
                                              ===========        ===========

      The Company recognized leasing fee income under a leasing agreement (the "Leasing Agreement") with Alexander's of $171,000 and $110,000 for the three months ended March 31, 1997 and 1996. Subject to the payment of rents by Alexander's tenants, the Company is due $8,318,000 at March 31, 1997 under such agreement. In addition to the leasing fees received by the Company, Vornado Management Corp. receives management fees from Alexander's (see Note 3).

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    VORNADO MANAGEMENT CORP.

      The Company previously assigned its management and development agreement (the "Management Agreement") with Alexander's to Vornado Management Corp. ("VMC"), an affiliate. Below are summarized Statements of Operations of VMC:

                                    Three Months     Three Months
                                       Ended            Ended
                                   March 31, 1997   March 31, 1996
                                   --------------   --------------
Revenues:
   Management fees from
     Alexander's                     $ 937,000        $ 2,430,000

Expenses:
   General and administrative          703,000            563,000
   Interest, net                        75,000             69,000
                                     ---------        -----------

Income before income taxes             159,000          1,798,000
Income taxes                            65,000            735,000
                                     ---------        -----------
   Net income                           94,000          1,063,000
Preferred dividends to Vornado         (89,000)        (1,010,000)
                                     ---------        -----------
Net income available to
   common shareholders               $   5,000        $    53,000
                                     =========        ===========

      The fee income in the three months ended March 31, 1996, includes $1,343,000 of fees related to the substantial completion of the redevelopment of Alexander's Rego Park I property. In addition to the preferred dividends the Company received, it also earned interest income on its loan to VMC of $128,000 and $131,000 for the three months ended March 31, 1997 and 1996.


4.    OTHER RELATED PARTY TRANSACTIONS

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $193,000 and $331,000 for the three months ended March 31, 1997 and 1996.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.    SUBSEQUENT EVENTS

         Mendik Transaction

      On April 15, 1997, the Company consummated the acquisition, through an operating partnership, of interests in all or a portion of seven Manhattan office buildings and certain management and leasing assets held by the Mendik Group (Bernard H. Mendik, David R. Greenbaum and certain entities controlled by them) and certain of its affiliates. Simultaneously with the closing of this transaction, and in connection therewith, the Company converted to an Umbrella Partnership REIT (UPREIT) by transferring (by contribution, merger or otherwise) all or substantially all of the interests in its properties and other assets to The Mendik Company, L.P., a Delaware limited partnership which has been renamed Vornado Realty L.P. (the "Operating Partnership"), of which the Company is the sole general partner. As a result of such conversion, the Company's activities will be conducted through the Operating Partnership.

      The consideration for the transaction was approximately $656,000,000, including $264,000,000 in cash, $177,000,000 in the limited partnership units of the Operating Partnership and $215,000,000 in indebtedness.

      The Company financed the cash portion of this transaction with the proceeds of a public offering completed on April 9, 1997, of 5,750,000 Convertible Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share. The preferred shares bear a coupon of 6-1/2% and are convertible into common shares at $72-3/4 per share. The offering, net of expenses, generated approximately $276,000,000.

      The unaudited proforma revenues for the Company were $53,200,000 for the three months ended March 31, 1997, assuming the Mendik transaction had occurred on January 1, 1997.

      In connection with the transaction, Bernard Mendik, the Chairman of the Board of Directors of Mendik Realty, has become Co-Chairman of the Board of Trustees and Chief Executive Officer of the Mendik Division of the Company. David Greenbaum has become President of the Mendik Division of the Company. Steven Roth continues as the Company's Chairman and Chief Executive Officer.

         Term Loan

      On April 15, 1997, the Company entered into a Credit Agreement with Union Bank of Switzerland pursuant to which the Company borrowed $400,000,000. The loan bears interest at the rate of LIBOR plus .625% (6.31% at April 15, 1997) and matures, assuming exercise of extension options, on April 14, 1998.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    SUBSEQUENT EVENTS - CONTINUED


         Puerto Rico Transactions

      On April 18, 1997, the Company announced that it acquired The Montehiedra Town Center located in San Juan, Puerto Rico, from Kmart Corporation ("Kmart") for approximately $74,000,000, of which $63,000,000 is newly-issued ten year indebtedness. The Montehiedra shopping center, which opened in 1994, contains 525,000 square feet, including a 135,000 square foot Kmart store. In addition, the Company agreed to acquire Kmart's 50% interest in the Caguas Centrum Shopping Center, which is currently under construction, located in Caguas, Puerto Rico. This acquisition is expected to close in 1998.

         Purchase of a Mortgage

      On May 7, 1997, the Company acquired a mortgage loan from a bank secured by a mortgage on the office building located at 90 Park Avenue, New York, New York. The purchase price of the mortgage loan was approximately $185,000,000. The mortgage loan, which is in default, has a face value of $193,000,000.

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $29,297,000 in the quarter ended March 31, 1997, compared to $28,610,000 in the prior year's quarter, an increase of $687,000 or 2.4%.

     Property rentals were $22,467,000 in the quarter ended March 31, 1997, compared to $21,337,000 in the prior year's quarter, an increase of $1,130,000 or 5.3%. Of this increase (i) $569,000 resulted from property rentals received from new tenants in excess of property rentals lost from vacating tenants, (ii) $285,000 resulted from the Company's purchase of an office building in June 1996 and (iii) $276,000 resulted from step-ups in leases which are not subject to the straight-line method of revenue recognition.

     Tenant expense reimbursements were $6,210,000 in the quarter ended March 31, 1997, compared to $6,881,000 in the prior year's quarter, a decrease of $671,000. This decrease primarily reflects a corresponding decrease in operating expenses passed through to tenants.

     Operating expenses were $8,507,000 in the quarter ended March 31, 1997, as compared to $8,914,000 in the prior year's quarter, a decrease of $407,000. This decrease resulted primarily from lower snow removal costs partially offset by higher real estate taxes.

     Depreciation and amortization expense for the three months ended March 31, 1997, did not change significantly from such expense for the prior year's period.

     General and administrative expenses were $1,845,000 in the quarter ended March 31, 1997, compared to $1,189,000 in the prior year's quarter, an increase of $656,000. This increase resulted primarily from cash compensation attributable to the employment of the Company's President.

     The Company recognized an expense of $6,249,000 in the quarter ended March 31, 1997 representing one-quarter of the amortization of the $25,000,000 deferred payment due to the Company's President. The balance of the deferred payment will be amortized in 1997.

     Income applicable to Alexander's (loan interest income, equity in loss and depreciation) was $1,405,000 in the three months ended March 31, 1997, compared to $1,509,000 in the prior year's quarter, a decrease of $104,000.

     Income from investment in and advances to VMC was $217,000 for the three months ended March 31, 1997 as compared to $1,141,000 in the prior year's quarter. Income from investment in and advances to VMC for the three months ended March 31, 1996 reflected additional fee income of $794,000 earned by VMC relating to the substantial completion of the redevelopment of Alexander's Rego Park I property.

     Investment income (interest income on mortgage note receivable, interest and dividend income and net gains on marketable securities) was $2,417,000 for the quarter ended March 31, 1997, compared to $1,823,000 in the prior year's quarter, an increase of $594,000 or 33%. This increase resulted from income earned on the proceeds from the December 1996 public stock offering.

     Interest and debt expense for the three months ended March 31, 1997, did not change significantly from such expense for the prior year's period.

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Three Months Ended March 31, 1997

     Cash flows provided by operating activities of $19,753,000 was comprised of
(i) net income of $9,690,000 (ii) adjustments for non-cash items of $8,732,000 and (iii) the net change in operating assets and liabilities of $1,331,000. The adjustments for non-cash items are primarily comprised of (i) amortization of deferred officer's compensation expense of $6,249,000, (ii) depreciation and amortization of $3,228,000 and (iii) equity in loss of Alexander's of $211,000 offset by (iv) the effect of straight-lining of rental income of $669,000.

     Net cash used in investing activities of $283,000 was primarily comprised of capital expenditures.

     Net cash used in financing activities of $16,739,000 was primarily comprised of dividends paid.


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

     Net cash provided by investing activities of $22,691,000 was comprised of
(i) proceeds from sale or maturity of securities available for sale of $41,192,000, offset by (ii) the Company's investment in a mortgage note receivable of $17,000,000 and (iii) capital expenditures of $1,501,000.

     Net cash used in financing activities of $34,348,000 was primarily comprised of (i) the net repayment of borrowings on U.S. Treasury obligations of $30,036,000 and (ii) dividends paid of $14,813,000, offset by (iii) the proceeds from borrowings of $10,000,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Funds from Operations for the Three Months Ended March 31, 1997 and 1996

     Management considers funds from operations an appropriate supplemental measure of the Company's operating performance. Funds from operations were $12,230,000 in the quarter ended March 31, 1997, compared to $18,416,000 in the prior year's quarter, a decrease of $6,186,000 or 34%. Funds from operations for the quarter ended March 31, 1997 reflect an expense of $6,249,000, representing one-quarter of the amortization of the deferred payment due to the Company's President and $594,000 of related cash compensation. The following table reconciles funds from operations and net income:

                                                         Three Months Ended
                                                  --------------------------------
                                                    March 31,            March 31,
                                                      1997                 1996
                                                  ------------        ------------
       Net income                                 $  9,690,000        $ 15,922,000
       Depreciation and amortization of
         real property                               2,681,000           2,612,000
       Straight-lining of property rentals
         for rent escalations                         (669,000)           (642,000)
       Leasing fees received in excess
         of income recognized                          454,000             514,000
       Proportionate share of adjustments
         to Alexander's income/(loss)
         to arrive at funds from operations             74,000              10,000
                                                  ------------        ------------
       Funds from operations *                    $ 12,230,000        $ 18,416,000
                                                  ============        ============

       * The Company's definition of funds from operations does not conform to the NAREIT definition because the Company deducts the effect of straight-lining of property rentals for rent escalations.

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

                                         Three Months Ended
                                  --------------------------------
                                    March 31,           March 31,
                                      1997                1996
                                  ------------       -------------
       Operating activities       $ 19,753,000        $ 18,202,000
                                  ============        ============

       Investing activities       $   (283,000)       $ 22,691,000
                                  ============        ============

       Financing activities       $(16,739,000)       $(34,348,000)
                                  ============        ============

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          In December 1996, Michael D. Fascitelli became the President of the Company and was elected to the Company's Board. Mr. Fascitelli signed a five year employment contract under which, in addition to his annual salary, he received a deferred payment consisting of $5,000,000 in cash and a $20,000,000 convertible obligation payable at the Company's option in 459,770 of its Common Shares or the cash equivalent of their appreciated value. Accordingly, cash of $5,000,000 and 459,770 Common Shares are being held in an irrevocable trust. The deferred payment obligation to Mr. Fascitelli vests as of December 2, 1997. Further, Mr. Fascitelli was granted options for 1,750,000 Common Shares of the Company.

          On April 15, 1997, the Company consummated the acquisition, through an operating partnership, of interests in all or a portion of seven Manhattan office buildings and certain management and leasing assets held by the Mendik Group and certain of its affiliates. Simultaneously with the closing of this transaction, and in connection therewith, the Company converted to an Umbrella Partnership REIT (UPREIT) by transferring (by contribution, merger or otherwise) all or substantially all of the interests in its properties and other assets to The Mendik Company, L.P., a Delaware limited partnership which has been renamed Vornado Realty L.P. (the "Operating Partnership"), of which the Company is the sole general partner. As a result of such conversion, the Company's activities will be conducted through the Operating Partnership.

          The consideration for the Mendik transaction was approximately $656,000,000, including $264,000,000 in cash, $177,000,000 in the limited partnership units of the Operating Partnership and $215,000,000 in indebtedness. The Company financed the cash portion of this transaction with the proceeds of a public offering completed on April 9, 1997, of 5,750,000 Convertible Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share. The preferred shares bear a coupon of 6-1/2% and are convertible into common shares at $72- 3/4 per share. The offering, net of expenses, generated approximately $276,000,000.

          Also, on April 15, 1997, the Company entered into a Credit Agreement with Union Bank of Switzerland pursuant to which the Company borrowed $400,000,000. The loan bears interest at the rate of LIBOR plus .625% and matures, assuming exercise of extension options, on April 14, 1998.

          On April 18, 1997, the Company announced that it acquired The Montehiedra Town Center located in San Juan, Puerto Rico, from Kmart Corporation ("Kmart") for approximately $74,000,000, of which $63,000,000 is newly-issued ten year indebtedness. The Montehiedra shopping center, which opened in 1994, contains 525,000 square feet, including a 135,000 square foot Kmart store. In addition, the Company agreed to acquire Kmart's 50% interest in the Caguas Centrum Shopping Center, which is currently under construction, located in Caguas, Puerto Rico. This acquisition is expected to close in 1998.

          Further, on May 7, 1997, the Company acquired a mortgage loan from a bank secured by a mortgage on the office building located at 90 Park Avenue, New York, New York. The purchase price of the mortgage loan was approximately $185,000,000. The mortgage loan, which is in default, has a face value of $193,000,000.

          The Company anticipates that cash from continuing operations, net liquid assets, borrowings under its revolving credit facility and/or proceeds from the issuance of securities under the Company's shelf registration statement will be adequate to fund its business operations, capital expenditures, continuing debt obligations and the payment of dividends.

RECENTLY ISSUED ACCOUNTING STANDARD

          In February 1997, the Financial Accounting Standards Board adopted Statement No. 128, "Earnings Per Share". The statement is effective for fiscal years ending after December 15, 1997. The Company believes that this pronouncement will not have a material effect on its net income per share.

                              VORNADO REALTY TRUST


PART II.    OTHER INFORMATION


            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

               (a)      Exhibits:  The following exhibits are filed with this
                                     Quarterly Report on Form 10-Q.

                        3(b)    By-laws of Vornado as amended.

                        11      Statement Re Computation of Per Share Earnings.

                        27      Financial Data Schedule.

               (b)      Reports on Form 8-K

                                During the quarter ended March 31, 1997, Vornado
                        Realty Trust filed the report on Form 8-K described below:

Date of Report
(Date of Earliest
Event Reported)  Item Reported      Financial Statements Filed                      Date Filed
---------------  -------------      --------------------------                      ----------
March 12, 1997   Other events -     A Financial statements for the years ended      March 26, 1997
                 Consolidation        December 31, 1996, 1995 and 1994 for Two
                 Agreement with       Penn Plaza Associates L.P. (a Limited
                 the Mendik           Partnership) (including independent
                 Company              auditors' report)


                                    B Combined financial statements for the
                                      years ended December 31, 1996, 1995 and
                                      1994 for M Eleven Associates, M 393
                                      Associates and Eleven Penn Plaza Company
                                      (General Partnerships) (including
                                      independent auditors' report)

                                    C Financial statements for the years ended
                                      December 31, 1996, 1995 and 1994 for 1740
                                      Broadway Associates, L.P. (a Limited
                                      Partnership) (including independent
                                      auditors' report)

                                    D Financial statements for the years ended
                                      December 31, 1996, 1995 and 1994 for 866
                                      U.N. Plaza Associates LLC (a Limited
                                      Liability Company) (including independent auditors' report)

                                    E Financial statements for the years ended
                                      December 31, 1996, 1995 and 1994 for Two
                                      Park Company (a New York general
                                      partnership) (including independent
                                      auditors' report)

                                    F Financial statements for the years ended
                                      December 31, 1996, 1995 and 1994 for B&B
                                      Park Avenue L.P. (a Limited Partnership)
                                      (including independent auditors' report)

                                    G Condensed consolidated proforma financial
                                      statements for the Company for the year
                                      ended December 31, 1996

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




                                                    VORNADO REALTY TRUST
                                            ------------------------------------
                                                        (Registrant)




Date:  May 8, 1997                                   /s/ Joseph Macnow
                                            ------------------------------------
                                                       JOSEPH MACNOW
                                              Vice President - Chief Financial
                                            Officer and Chief Accounting Officer

                              VORNADO REALTY TRUST

                                  EXHIBIT INDEX


                                                                 PAGE NUMBER IN
                                                                   SEQUENTIAL
EXHIBIT NO.                                                        NUMBERING
-----------                                                      --------------



    3(b)     By-laws of Vornado as amended on April 28, 1997.           17

   11        Statement Re Computation of Per Share Earnings.            35

   27        Financial Data Schedule.                                   36