Form 10-K405/A
period 1996-12-31
VORNADO REALTY TRUST
filed 1997-07-18
CIK 899689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------


                                  FORM 10-K/A



                                AMENDMENT NO. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO


                        COMMISSION FILE NUMBER: 1-11954


                              VORNADO REALTY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                      22-1657560
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

  PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW
                     JERSEY                                        07663
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (201) 587-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
               ----------------                   ----------------------------------------
         COMMON SHARES OF BENEFICIAL                      NEW YORK STOCK EXCHANGE
      INTEREST, $.04 PAR VALUE PER SHARE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust as reflected in the table in Item 12 of this Annual Report, at March 7, 1997 was $1,085,100,000.

     As of March 7, 1997, there were 26,547,680 shares of the registrant's shares of beneficial interest outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Proxy Statement for Annual Meeting of Shareholders to be held May 28, 1997.

================================================================================

     THIS FORM 10-K/A AMENDS THE FOLLOWING ITEMS OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 13, 1997



                               TABLE OF CONTENTS



                                              ITEM                                       PAGE
           ---------------------------------------------------------------------------   ----
PART I      1.   Business.............................................................     3
            2.   Properties...........................................................     7
PART II     6.   Selected Consolidated Financial Data.................................    12
            7.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..............................................    14

                                     PART I



ITEM 1.  BUSINESS



GENERAL



     The Company is a fully-integrated real estate investment trust ("REIT") which owns, leases, develops, redevelops and manages retail and industrial properties primarily located in the Midatlantic and Northeast regions of the United States.



     On December 2, 1996, Michael D. Fascitelli became the President of the Company and was elected to the Company's Board. Mr. Fascitelli was formerly the Partner at Goldman, Sachs & Co. in charge of its real estate practice. Mr. Fascitelli also has been elected a director of Alexander's, Inc.



     To date, the Company's primary focus has been on shopping centers. The Operating Partnership may expand its focus by utilizing its senior management's skills and its access to capital to take advantage of strategic opportunities to acquire additional real estate assets or interests therein, mortgage loans secured by underlying real estate and companies that own real estate. Acquisitions may include assets or interests in the retail, office building, hotel and residential sectors.



     On March 12, 1997, the Company entered into a definitive agreement (the "Agreement") to acquire interests in all or a portion of seven Manhattan office buildings and a management company held by the Mendik Company and certain of its affiliates. In conjunction with this transaction, the Company will convert to an Umbrella Partnership REIT (UPREIT). The estimated consideration for the transaction is approximately $654,000,000, including $269,000,000 in cash, $168,000,000 in UPREIT limited partnership units and $217,000,000 in indebtedness. The Agreement is subject to the consent of third parties and other customary conditions. It is currently expected that the proposed transaction would be consummated in the second quarter, but there can be no assurance that the proposed transaction will be completed.


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

          Vornado expects to provide a portion of the financing required for Alexander's redevelopment projects. None of the redevelopment plans for the non-operating properties above have been finalized. See Item 2.
     "Properties -- Alexander's".

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

ENVIRONMENTAL REGULATIONS

     See "Note 11 -- Contingencies" to the Consolidated Financial Statements at page 40.

EMPLOYEES

     The Company employs 72 people.

SEGMENT DATA

     The company operates in one business segment -- real estate. See "Note
9 -- Leases" to the Consolidated Financial Statements at page 39 for information on significant tenants. Vornado engages in no foreign operations.

   ITEM 2.


   PROPERTIES


        The Company leases 27,000 square feet in Saddle Brook, New Jersey for use as it's executive offices

        The following table sets forth certain information as of December 31, 1996 relating to the properties owned by the Company


        The Principal Tenants as described below, which are primarily tenants which occupy 30,000 square feet or more, accounted for approximately 70% of total square footage.


                                                                                 LEASABLE BUILDING
                                                                                  SQUARE FOOTAGE
                                                                             -------------------------
                                                        YEAR                                OWNED BY      NUMBER       AVERAGE
                                                     ORIGINALLY     LAND       OWNED/      TENANT ON        OF        ANNUALIZED
                                                      DEVELOPED     AREA     LEASED BY    LAND LEASED    TENANTS      BASE RENT
                     LOCATION                        OR ACQUIRED   (ACRES)    COMPANY     FROM COMPANY   12/31/96   PER SQ. FT.(1)
---------------------------------------------------  -----------   -------   ----------   ------------   --------   --------------
SHOPPING CENTERS
  NEW JERSEY
    Atlantic City..................................      1965        17.7       135,774            --        --             --
    Bordentown.....................................      1958        31.2       178,678            --         4         $ 6.54
    Bricktown......................................      1968        23.9       259,888         2,764        19          10.22
    Cherry Hill....................................      1964        37.6       231,142        63,511        13           8.38
    Delran.........................................      1972        17.5       167,340         1,200         5           5.32
    Dover..........................................      1964        19.6       172,673            --        12           5.87
    East Brunswick.................................      1957        19.2       219,056        10,400         7          11.45
    East Hanover...................................      1962        24.6       271,066            --        16          10.21
    Hackensack.....................................      1963        21.3       207,548        59,249        19          14.75
    Jersey City....................................      1965        16.7       222,478         3,222        10          11.99
    Kearny.........................................      1959        35.3        41,518        62,471         4           6.47
    Lawnside.......................................      1969        16.4       145,282            --         3           9.07
    Lodi...........................................      1975         8.7       130,000            --         1           8.50
    Manalapan......................................      1971        26.3       194,265         2,000         7           8.84
    Marlton........................................      1973        27.8       173,238         6,836        10           8.29
    Middletown.....................................      1963        22.7       179,584        52,000        21          12.25
    Morris Plains..................................      1985        27.0       171,493         1,000        18          11.04
    North Bergen...................................      1959         4.6         6,515        55,597         3          25.78
    North Plainfield(4)............................      1989        28.7       217,360            --        16           8.71


                                                                                             LEASE
                                                                                          EXPIRATION/
                                                     PERCENT                                OPTION
                     LOCATION                        LEASED       PRINCIPAL TENANTS       EXPIRATION
---------------------------------------------------  -------   ------------------------   -----------
SHOPPING CENTERS
  NEW JERSEY
    Atlantic City..................................     --     --
    Bordentown.....................................    100%    Bradlees(2)(3)             2001/2021
                                                               Shop-Rite                  2011/2016
    Bricktown......................................     99%    Caldor                     2008/2028
                                                               Shop-Rite                  2002/2017
    Cherry Hill....................................     94%    Bradlees(2)(3)             2006/2026
                                                               Drug Emporium                 2002
                                                               Shop & Bag                 2007/2017
                                                               Toys "R" Us                2012/2042
    Delran.........................................     95%    Sam's Wholesale            2011/2021
    Dover..........................................     97%    Ames                       2017/2037
                                                               Shop-Rite                  2012/2022
    East Brunswick.................................    100%    Bradlees(3)                2003/2023
                                                               Shoppers World             2007/2012
                                                               T.J. Maxx                     1999
    East Hanover...................................     97%    Home Depot                 2009/2019
                                                               Marshalls                  2004/2009
                                                               Pathmark                   2001/2024
                                                               Todays Man                 2009/2014
    Hackensack.....................................     96%    Bradkees(3)                2012/2017
                                                               Pathmark                   2014/2024
                                                               Rickel Home Center         2003/2013
    Jersey City....................................     92%    Bradlees(3)                2002/2022
                                                               Shop-Rite                  2008/2028
    Kearny.........................................     89%    Pathmark                   2013/2033
                                                               Rickel Home Center            2008
    Lawnside.......................................    100%    Home Deposit               2012/2027
                                                               Drug Emporium                 2007
    Lodi...........................................    100%    National Wholesale
                                                               Liquidators                2013/2023
    Manalapan......................................    100%    Bradlees(3)                2002/2022
                                                               Grand Union                2012/2022
    Marlton........................................    100%    Kohl's(2)(3)               2011/2031
                                                               Shop-Rite                  1999/2009
    Middletown.....................................     96%    Bradlees(3)                2002/2022
                                                               Grand Union                2009/2029
    Morris Plains..................................     97%    Caldor                     2002/2023
                                                               Shop-Rite                     2002
    North Bergen...................................    100%    A&P                        2012/2032
    North Plainfield(4)............................     96%    KMart                      2006/2016
                                                               Pathmark                   2001/2011

                                                                                 LEASABLE BUILDING
                                                                                  SQUARE FOOTAGE
                                                                             -------------------------
                                                        YEAR                                OWNED BY      NUMBER       AVERAGE
                                                     ORIGINALLY     LAND       OWNED/      TENANT ON        OF        ANNUALIZED
                                                      DEVELOPED     AREA     LEASED BY    LAND LEASED    TENANTS      BASE RENT
                     LOCATION                        OR ACQUIRED   (ACRES)    COMPANY     FROM COMPANY   12/31/96   PER SQ. FT.(1)
---------------------------------------------------  -----------   -------   ----------   ------------   --------   --------------
    Tolowa.........................................      1957        40.5       201,471        93,613         8          15.96
    Turnersville...................................      1974        23.3        89,453         6,513         3           5.98
    Union..........................................      1962        24.1       257,045            --        12          17.48
    Vineland.......................................      1966        28.0       143,257            --         4           6.95
    Watchung.......................................      1959        53.8        49,979       115,660         6          17.80
    Woodbridge.....................................      1959        19.7       232,755         3,614        10          13.00
  NEW YORK
    14th Street and Union Square, Manhattan........      1993         0.8       231,770            --         1           9.92
    Albany (Menands)...............................      1965        18.6       140,529            --         2           6.35
    Buffalo (Amherst)(4)...........................      1968        22.7       184,832       111,717        10           6.71
    Coram(4).......................................      1976         2.4       103,000            --         1           2.22
    Freeport.......................................      1981        12.5       166,587            --         3          11.50
    New Hyde Park(4)...............................      1976        12.5       101,454            --         1          13.55
    North Syracuse(4)..............................      1976        29.4        98,434            --         1           2.74
    Rochester (Henrietta)(4).......................      1971        15.0       147,812            --         1           5.86
    Rochester......................................      1966        18.4       176,261            --         1           6.05
  PENNSYLVANIA
    Allentown......................................      1957        86.8       262,607       356,938        19           9.63


                                                                                             LEASE
                                                                                          EXPIRATION/
                                                     PERCENT                                OPTION
                     LOCATION                        LEASED       PRINCIPAL TENANTS       EXPIRATION
---------------------------------------------------  -------   ------------------------   -----------
    Tolowa.........................................     97%    Bradlees(3)                2013/2028
                                                               Home Depot                 2015/2025
                                                               Marshall's                 2007/2012
    Turnersville...................................    100%    Bradlees(2)(3)             2011/2031
    Union..........................................    100%    Bradlees(3)                2002/2022
                                                               Toys "R" Us                   2015
                                                               Cost Cutter Drug              2000
    Vineland.......................................     51%    Rickel Home Center         2005/2010
    Watchung.......................................     96%    BJ Wholesale                  2024
    Woodbridge.....................................     96%    Bradlees(3)                2002/2022
                                                               Foodtown                   2007/2014
                                                               Syms                          2000
  NEW YORK
    14th Street and Union Square, Manhattan........    100%    Bradlees                   2019/2029
    Albany (Menands)...............................    100%    Fleet Bank                 2004/2014
                                                               Albany Public Mkts.(5)        2000
    Buffalo (Amherst)(4)...........................     96%    Circuit City                  2017
                                                               Media Play                 2002/2017
                                                               MJ Design                  2006/2017
                                                               Toys "R" Us                   2013
                                                               TJ Maxx                       1999
    Coram(4).......................................    100%    May Department                2011
                                                               Stores(5)
    Freeport.......................................    100%    Home Depot                 2011/2021
                                                               Cablevision                   2004
    New Hyde Park(4)...............................    100%    Bradlees(6)                2019/2029
    North Syracuse(4)..............................    100%    Reisman Properties            2014
    Rochester (Henrietta)(4).......................     47%    Hechinger(5)               2005/2025
    Rochester......................................     41%    Hechinger(5)               2005/2025
  PENNSYLVANIA
    Allentown......................................     98%    Hechinger                  2011/2031
                                                               Shop-Rite                  2011/2021
                                                               Burlington Coat Factory       2017
                                                               Wal-Mart                   2024/2094
                                                               Sam's Wholesale            2024/2094
                                                               TJ Maxx                    1998/2008

                                                                                 LEASABLE BUILDING
                                                                                  SQUARE FOOTAGE
                                                                             -------------------------
                                                        YEAR                                OWNED BY      NUMBER       AVERAGE
                                                     ORIGINALLY     LAND       OWNED/      TENANT ON        OF        ANNUALIZED
                                                      DEVELOPED     AREA     LEASED BY    LAND LEASED    TENANTS      BASE RENT
                     LOCATION                        OR ACQUIRED   (ACRES)    COMPANY     FROM COMPANY   12/31/96   PER SQ. FT.(1)
---------------------------------------------------  -----------   -------   ----------   ------------   --------   --------------
    Bensalem.......................................      1972        23.2       208,174         6,714        13           7.49
    Bethlehem......................................      1966        23.0       157,212         2,654        12           4.76
    Broomall.......................................      1966        21.0       145,776        22,355         5           8.31
    Glenolden......................................      1975        10.0       101,235            --         3          14.75
    Lancaster......................................      1966        28.0       179,982            --         7           4.28
    Levittown......................................      1964        12.8       104,448            --         1           5.98
    10th and Market Streets, Philadelphia..........      1994         1.8       271,300            --         2           7.94
    Upper Moreland.................................      1974        18.6       122,432            --         1           7.50
    York...........................................      1970        12.0       113,294            --         3           4.64
  MARYLAND
    Baltimore (Belair Rd)..........................      1962        16.0       205,723            --         3           4.83
    Baltimore (Towson).............................      1968        14.6       146,393         6,800         7           9.62
    Baltimore (Dundalk)............................      1966        16.1       183,361            --        17           6.48
    Glen Burnie....................................      1958        21.2       117,369         3,100         4           5.90
    Hagerstown.....................................      1966        13.9       133,343        14,965         6           3.01
  CONNECTICUT
    Newington......................................      1965        19.2       134,229        45,000         4           6.24
    Waterbury......................................      1969        19.2       139,717         2,645        10           7.64
  MASSACHUSETTS
    Chicopee.......................................      1969        15.4       112,062         2,851         3           4.85
    Milford(4).....................................      1976        14.7        83,000            --         1           5.26
    Springfield....................................      1966        17.4         8,016       117,044         2          11.25


                                                                                             LEASE
                                                                                          EXPIRATION/
                                                     PERCENT                                OPTION
                     LOCATION                        LEASED       PRINCIPAL TENANTS       EXPIRATION
---------------------------------------------------  -------   ------------------------   -----------
    Bensalem.......................................     89%    (2)(3)                     2011/2031
                                                               Shop-Rite                  2011/2031
    Bethlehem......................................     78%    Pathmark                   2000/2023
                                                               Super Petz                 2005/2015
    Broomall.......................................    100%    Bradlees(2)(3)             2006/2026
    Glenolden......................................    100%    Bradlees(2)(3)             2012/2022
    Lancaster......................................     50%    Weis Markets               1998/2018
    Levittown......................................    100%    (2)(3)                     2006/2026
    10th and Market Streets, Philadelphia..........     62%    Kimco Realty Corporation   2010/2035
    Upper Moreland.................................    100%    Sam's Wholesale(2)         2010/2015
    York...........................................    100%    Builders Square            2009/2018
  MARYLAND
    Baltimore (Belair Rd)..........................    100%    Bib B Food                 1999/2004
                                                               Warehouse Y? Innovatyve    2002/2007
    Baltimore (Towson).............................    100%    Staples                       2004
                                                               Cost Saver Supermarket     2000/2020
                                                               Drug Emporium              1999/2004
    Baltimore (Dundalk)............................     97%    A&P                        1997/2007
                                                               Ollie's                    1998/2008
                                                               Manor Shops                   1998
    Glen Burnie....................................     78%    Pathmark Stores, Inc(5)       2005
    Hagerstown.....................................    100%    Big Lots                   2002/2012
                                                               Pharmhouse                 2008/2012
                                                               Weis Markets               1999/2009
  CONNECTICUT
    Newington......................................    100%    (3)                        2002/2022
                                                               The Wiz                    2007/2027
    Waterbury......................................    100%    Toys "R" Us                   2010
                                                               Shaws Supermarkets         2003/2018
  MASSACHUSETTS
    Chicopee.......................................     93%    Bradlees(3)                2002/2022
    Milford(4).....................................    100%    Bradlees(3)                2004/2009
    Springfield....................................    100%    Wal-Mart                   2018/2092

                                                                                 LEASABLE BUILDING
                                                                                  SQUARE FOOTAGE
                                                                             -------------------------
                                                        YEAR                                OWNED BY      NUMBER       AVERAGE
                                                     ORIGINALLY     LAND       OWNED/      TENANT ON        OF        ANNUALIZED
                                                      DEVELOPED     AREA     LEASED BY    LAND LEASED    TENANTS      BASE RENT
                     LOCATION                        OR ACQUIRED   (ACRES)    COMPANY     FROM COMPANY   12/31/96   PER SQ. FT.(1)
---------------------------------------------------  -----------   -------   ----------   ------------   --------   --------------
  TEXAS
    Lewisville.....................................      1990        13.3        34,893         1,204        14          13.60
    Mesquite.......................................      1990         5.5        71,246            --        14          13.90
    Dallas.........................................      1990         9.9        99,733            --         8           9.25
                                                                   -------   ----------   ------------      ---         ------
        Total Shopping Centers.....................                1,182.1    8,785,082     1,233,637       411           9.09
                                                                   -------   ----------   ------------      ---         ------
WAREHOUSE/INDUSTRIAL
  E. Brunswick.....................................      1972        16.1       325,800            --         2           2.17
  E. Hanover.......................................  1963-1967       45.5       941,429            --        12           3.64
  Edison...........................................      1982        18.7       272,071            --         1           2.75
  Garfield.........................................      1959        31.6       486,620            --         3           3.46
                                                                   -------   ----------   ------------      ---         ------
        Total Warehouse' Industrial................                 111.9     2,025,920            --        18           3.19
                                                                   -------   ----------   ------------      ---         ------
OTHER PROPERTIES
  Paramus(4).......................................      1987         3.4       118,225            --        25          17.29
  Montclair........................................      1972         1.6        16,928            --         1          17.00
  Rahway(4)........................................      1972          --        32,000            --         1           4.88
  Manhattan, NY(8).................................      1966         0.5       149,000            --         1           7.65
                                                                   -------   ----------   ------------      ---         ------
        Total Other Properties.....................                   5.5       316,153            --        28          10.61
                                                                   -------   ----------   ------------      ---         ------
        Grand Total................................                1,299.5   11,127,155     1,233,637       457         $ 8.13
                                                                   =======    =========   =============  ========   =============


                                                                                             LEASE
                                                                                          EXPIRATION/
                                                     PERCENT                                OPTION
                     LOCATION                        LEASED       PRINCIPAL TENANTS       EXPIRATION
---------------------------------------------------  -------   ------------------------   -----------
  TEXAS
    Lewisville.....................................     88%    Albertson's(7)                2055
    Mesquite.......................................     95%
    Dallas.........................................     80%    Albertson's(7)                2055
                                                     -------
        Total Shopping Centers.....................     90%
                                                     -------
WAREHOUSE/INDUSTRIAL
  E. Brunswick.....................................     97%    Popsicle Playwear          2000/2005
                                                               IFB Apparel                2001/2006
  E. Hanover.......................................     94%    Various Tenants
  Edison...........................................    100%    White Cons. Ind.           1998/2001
  Garfield.........................................     38%    Popular Services of
                                                               Various Tenants               2007
                                                     -------
        Total Warehouse' Industrial................     81%
                                                     -------
OTHER PROPERTIES
  Paramus(4).......................................     65%
  Montclair........................................    100%
  Rahway(4)........................................    100%
  Manhattan, NY(8).................................    100%    American Broadcasting
                                                               Companies                     1999
                                                     -------
        Total Other Properties.....................     87%
                                                     -------
        Grand Total................................     89%
                                                     =======

   ------------------

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

                                     APPROXIMATE      APPROXIMATE
                                     LAND SQUARE    BUILDING SQUARE          AVERAGE                                     LEASE
                                       FOOTAGE         FOOTAGE/            ANNUALIZED                                  EXPIRATION/
                                       ("SF")           NUMBER              BASE RENT      PERCENT                       OPTION
    LOCATION            OWNERSHIP    OR ACREAGE        OF FLOORS         PER SQ. FOOT(1)   LEASED        TENANTS       EXPIRATION
----------------        ---------   -------------   ---------------      ---------------   -------   ----------------  ----------
OPERATING
 PROPERTIES
 NEW YORK:
 Rego
 Park -- Queens...      Owned       4.8 acres       351,000/3(2)             $ 27.79          96%    Bed Bath &           (3)
                                                                                                      Beyond
                                                                                                     Circuit City         (3)
                                                                                                     Marshalls         2008/2021
                                                                                                     Sears               2021
 Kings Plaza
   Shopping
   Center &
   Marina (Kings
   Plaza Mall)
   Brooklyn.....        50%         24.3 acres      427,000/2(2)(4)            31.19          84%    120 Tenants        Various
                        Owned
 Fordham
Road -- Bronx...        Owned       92,211 SF          303,000/5               11.54         100%    Caldor(5)         2013/2028
 Flushing -- Queens...  Leased      44,975 SF       177,000/4(2)               16.35         100%    Caldor              2027
 Third
 Avenue -- Bronx...     Owned       60,451 SF          173,000/4                4.33         100%    An affiliate of     2023
                                                       1,431,000                                     Conway
REDEVELOPMENT
 PROPERTIES
 Lexington
 Avenue -- Manhattan... 92%         84,420 SF       591,000/6(6)
                        Owned
 Kings Plaza
 Store -- Brooklyn...   Owned       Included in        339,000/4                                     Sears                (3)
                                    Shopping
                                    Center above
 Rego Park
 II -- Queens...        Owned       6.6 acres                 --
 NEW JERSEY:
 Paramus, New
   Jersey.......        Owned       39.3 acres(7)   340,000/3(6)

---------------

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


INDEBTEDNESS



     The Company has historically maintained a relatively low level of debt to market capitalization. At December 31, 1996, the ratio of debt to market capitalization was 17% based on debt of $232,287,000 and market equity of $1,394,000,000. In the future, in connection with its strategy for growth, this percentage may increase. This policy may be reviewed and modified from time to time by the Company without the vote of shareholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                            1996         1995         1994         1993         1992
                                         ----------   ----------   ----------   ----------   ----------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
OPERATING DATA
  Revenues:
     Property rentals................... $   87,424   $   80,429   $   70,755   $   67,213   $   63,186
     Expense reimbursements.............     26,644       24,091       21,784       19,839       17,898
     Other income.......................      2,819        4,198        1,459        1,738          913
                                         -----------  -----------  -----------  -----------  -----------
  Total Revenues........................    116,887      108,718       93,998       88,790       81,997
                                         -----------  -----------  -----------  -----------  -----------
  Expenses:
     Operating..........................     36,412       32,282       30,223       27,994       27,587
     Depreciation and amortization......     11,589       10,790        9,963        9,392        9,309
     General and administrative.........      5,167        6,687        6,495        5,890        4,612
     Amortization of officer's deferred
       compensation expense.............      2,083           --           --           --           --
     Costs incurred in connection with
       the merger Vornado, Inc. into
       Vornado Realty Trust.............         --           --           --          856           --
     Cost incurred upon exercise of a
       stock option by an officer and
       subsequent repurchase of a
       portion of the shares............         --           --           --           --       15,650
                                         -----------  -----------  -----------  -----------  -----------
  Total Expenses........................     55,251       49,759       46,681       44,132       57,158
                                         -----------  -----------  -----------  -----------  -----------
  Operating income......................     61,636       58,959       47,317       44,658       24,839
  Income (loss) applicable to
     Alexander's:
     Equity in income (loss)............      1,679       (1,972)          --           --           --
     Depreciation.......................       (571)        (417)          --           --           --
     Interest income on loan............      6,848        6,343           --           --           --
  Income from investment in and advances
     to Vornado Management Corp.........      1,855          788           --           --           --
  Interest income on mortgage note
     receivable.........................      2,579           --           --           --           --
  Interest and dividend income..........      3,151        5,439        7,489       11,620        8,555
  Interest and debt expense.............    (16,726)     (16,426)     (14,209)     (31,155)     (33,910)
  Net gain on marketable securities.....        913          294          643          263        2,779
                                         -----------  -----------  -----------  -----------  -----------
  Income from continuing operations
     before income taxes................     61,364       53,008       41,240       25,386        2,263
  Provision (benefit) for income
     taxes..............................         --           --           --       (6,369)       1,080
                                         -----------  -----------  -----------  -----------  -----------
  Income from continuing operations..... $   61,364   $   53,008   $   41,240   $   31,755   $    1,183
                                         ===========  ===========  ===========  ===========  ===========
  Weighted average number of shares
     outstanding........................ 24,603,442   23,579,669   21,853,720   19,790,448   16,559,330
     Income per share from continuing
       operations....................... $     2.49   $     2.25   $     1.89   $     1.60   $      .07
     Cash dividends declared............       2.44         2.24         2.00         1.50*        1.15

---------------
* Does not include special dividend of $3.36 per share of accumulated earnings and profits paid in June 1993.

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                 1996       1995        1994       1993       1992
                                               --------   ---------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE SHEET DATA
  As at:
  Total assets................................ $565,204   $ 491,496   $393,538   $385,830   $420,616
  Real estate, at cost........................  397,298     382,476    365,832    340,415    314,651
  Accumulated depreciation....................  151,049     139,495    128,705    118,742    111,142
  Debt........................................  232,387     233,353    234,160    235,037    341,701
  Shareholders' equity (deficit)..............  276,257     194,274    116,688    115,737     (3,242)
OTHER DATA
  Funds from operations(1):
  Income from continuing operations before
     income taxes............................. $ 61,364   $  53,008   $ 41,240   $ 25,386   $  2,263
     Depreciation and amortization of real
       property...............................   10,583      10,019      9,192      8,842      8,778
     Straight-lining of rental income.........   (2,676)     (2,569)    (2,181)    (2,200)    (2,200)
     Leasing fees received in excess of income
       recognized.............................    1,805       1,052         --         --         --
     Losses/(gains) on sale of securities
       available for sale.....................       --         360        (51)      (263)      (846)
     Proportionate share of adjustments to
       Alexander's income (loss) to arrive at
       Alexander's funds from operations......   (1,760)        539         --         --         --
     Costs incurred in connection with the
       merger/upon exercise of a stock
       option.................................       --          --         --        856     15,650
                                               --------   ---------   --------   --------   --------
  Funds from operations....................... $ 69,316   $  62,409   $ 48,200   $ 32,621   $ 23,645
                                               ========   =========   ========   ========   ========
  Cash flow provided by (used in):
     Operating activities..................... $ 70,703   $  62,882   $ 46,948   $ 27,725   $ 17,607
     Investing activities..................... $ 14,912   $(103,891)  $(15,434)  $  1,350   $ 14,800
     Financing activities..................... $(15,046)  $  36,577   $(32,074)  $(56,433)  $  4,384

---------------

(1) Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee income. Funds from operations is a supplemental measure adopted primarily by the real estate industry to provide a comparable measure of operating performance in the industry; however, funds from operations may not be comparable to similarly titled measures reported by other companies.

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


     Tenant expense reimbursements, which consist of the tenant's pro-rata share of common area maintenance expenses (such as snow removal costs, landscaping and parking lot repairs), real estate taxes and insurance, were $26,644,000 in 1996, compared to $24,091,000 in 1995, an increase of $2,553,000. This increase reflects a corresponding increase in operating expenses passed through to tenants.


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

  Funds from Operations for the Years Ended December 31, 1996 and 1995

     Management considers funds from operations an appropriate supplemental measure of the Company's operating performance. Funds from operations were $69,316,000 in 1996, compared to $62,409,000 in 1995, an increase of $6,907,000 or 11.1%. The following table reconciles funds from operations and net income:


                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                   1996            1995
                                                                -----------     -----------
    Net income................................................  $61,364,000     $53,008,000
    Depreciation and amortization of real property............   10,583,000      10,019,000
    Straight-lining of property rentals.......................   (2,676,000)     (2,569,000)
    Leasing fees received in excess of income recognized......    1,805,000       1,052,000
    Loss on sale of securities available for sale.............           --         360,000
    Proportionate share of adjustments to Alexander's
      income (loss) to arrive at Alexander's funds
      from operations.........................................   (1,760,000)        539,000
                                                                -----------     -----------
    Funds from operations.....................................  $69,316,000     $62,409,000
                                                                ===========     ===========



     Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee income. Funds from operations is a supplemental measure adopted primarily by the real estate industry to provide a comparable measure of operating performance in the industry; however, funds from operations may not be comparable to similarly titled measures reported by other companies. Below are the cash flows provided by (used in) operating, investing and financing activities:


                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                             1996             1995
                                                         ------------     -------------
        Operating activities...........................  $ 70,703,000     $  62,882,000
                                                         ============     =============
        Investing activities...........................  $ 14,912,000     $(103,891,000)
                                                         ============     =============
        Financing activities...........................  $(15,046,000)    $  36,577,000
                                                         ============     =============

     Bradlees accounted for 22% of property rentals for the year ended December 31, 1996. In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company currently leases 17 locations to Bradlees. Of these locations, 14 are fully guaranteed by Stop & Shop Companies, Inc. ("Stop & Shop"), a wholly-owned subsidiary of Royal Ahold NV, a leading international food retailer, and one is guaranteed as to 70% of the rent. During 1996, Bradlees rejected three leases and assigned one lease to Kohl's Department Stores, Inc. These four leases are fully guaranteed by Stop & Shop. In January 1997, Bradlees received Bankruptcy Court approval to close one of the two stores whose leases are not guaranteed by Stop & Shop. Montgomery Ward & Co., Inc. remains liable with respect to the rent it was obligated to pay as a previous lessor on eight of the leases guaranteed by Stop & Shop -- approximately 70% of current rent.

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


     Alexander's estimates that the fair market values of its assets are substantially in excess of their historical cost and that there is additional borrowing capacity. Alexander's continues to evaluate its needs for capital, which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. Further, Alexander's may receive proceeds from condemnation proceedings of a portion of its Paramus property. Although there can be no assurance, Alexander's believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow. Although Vornado may provide a portion of the financing required for Alexander's redevelopment projects, no specific financing requirements have been determined or committed. None of the redevelopment plans for the non-operating properties have been finalized.


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


     The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends on an ongoing basis for more than the next twelve months; however, capital outlays for significant acquisitions may require funding from borrowings or equity offerings.


ECONOMIC CONDITIONS


     At December 31, 1996, approximately 80% of the square footage of the Company's shopping centers was leased to large stores (over 20,000 square feet). The Company's large store tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price. The Company believes that this tenant mix mitigates the effects on its properties of adverse changes in general economic conditions as indicated by occupancy rates at its shopping centers of over 90% in the past five years and the growth of its revenues. However, demand for retail space continues to be impacted by the bankruptcy of a number of retail companies and a general trend toward consolidation in the retail industry which could adversely affect the ability of the Company to attract or retain tenants.


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



                                          VORNADO REALTY TRUST



                                          By: /s/     JOSEPH MACNOW

                                            ------------------------------------

                                               Joseph Macnow, Vice President,


                                                  Chief Financial Officer



                                          Date:       July 18, 1997


                                          --------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                       SIGNATURE                                TITLE                   DATE
     ---------------------------------------------   ---------------------------   ---------------

By:                 /s/ STEVEN ROTH                  Chairman of the Board of        July 18, 1997
     ---------------------------------------------     Trustees (Principal
                     (Steven Roth)                     Executive Officer)

By:            /s/ MICHAEL D. FASCITELLI             President and Trustee           July 18, 1997
     ---------------------------------------------
                (Michael D. Fascitelli)

By:                /s/ JOSEPH MACNOW                 Vice President -- Chief         July 18, 1997
     ---------------------------------------------     Financial Officer and
                    (Joseph Macnow)                    Controller (Principal
                                                       Financial and Accounting
                                                       Officer)

By:              /s/ DAVID MANDELBAUM                Trustee                         July 18, 1997
     ---------------------------------------------
                  (David Mandelbaum)

By:                /s/ STANLEY SIMON                 Trustee                         July 18, 1997
     ---------------------------------------------
                    (Stanley Simon)

By:              /s/ RONALD G. TARGAN                Trustee                         July 18, 1997
     ---------------------------------------------
                  (Ronald G. Targan)

By:            /s/ RUSSELL B. WIGHT, JR.             Trustee                         July 18, 1997
     ---------------------------------------------
                (Russell B. Wight, Jr.)

By:               /s/ RICHARD R. WEST                Trustee                         July 18, 1997
     ---------------------------------------------
                   (Richard R. West)