Form 10-K405/A
period 1996-12-31
VORNADO REALTY TRUST
filed 1997-08-08
CIK 899689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

     As of March 8, 1997, there were 26,547,680 shares of the registrant's shares of beneficial interest outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Proxy Statement for Annual Meeting of Shareholders held on May 28, 1997.

================================================================================

     THIS FORM 10-K/A AMENDS THE COMPANY'S ANNUAL REPORT ON FORM 10-K PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 13, 1997 AND AMENDED ON JULY 18, 1997.

                               TABLE OF CONTENTS

            ITEM                                                                           PAGE
            ----                                                                           ----
PART I.      1.   Business...............................................................    2
             2.   Properties.............................................................    6
             3.   Legal Proceedings......................................................   11
             4.   Submission of Matters to a Vote of Security Holders....................   11
                  Executive Officers of the Registrant...................................   11
PART II.     5.   Market for the Registrant's Common Equity and Related Stockholder
                  Matters................................................................   11
             6.   Selected Consolidated Financial Data...................................   12
             7.   Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..........................................................   14
             8.   Financial Statements and Supplementary Data............................   20
             9.   Changes in and Disagreements with Independent Auditors' on Accounting
                  and Financial Disclosure...............................................   20
PART III.   10.   Directors and Executive Officers of the Registrant.....................   38(1)
            11.   Executive Compensation.................................................   38(1)
            12.   Security Ownership of Certain Beneficial Owners and Management.........   38(1)
            13.   Certain Relationships and Related Transactions.........................   38(1)
PART IV.    14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......   38

SIGNATURES...............................................................................   40

---------------

(1) These items are omitted because the Registrant filed a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1996, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 11 of this Annual Report on Form 10-K.

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

     To date, the Company's primary focus has been on shopping centers. The Company may expand its focus by utilizing its senior management's skills and its access to capital to take advantage of strategic opportunities to acquire additional real estate assets or interests therein, mortgage loans secured by underlying real estate and companies that own real estate. Acquisitions may include, among others, assets or interests in the retail, office building, hotel and residential sectors in the geographic areas where it presently operates or in other comparable markets. Investments are not necessarily required to be based on specific allocation by type of property. To the extent to which the Company would use that financing varies with the type of investment and the economic conditions. The Company may offer its shares in exchange for property and repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future.

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

     In March 1995, the Company lent Alexander's $45 million to repay its creditors and provide working capital. The loan matures in March 1998, and bears interest at 15.60%. Management believes there are no indications of impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan".

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

                                                                                 LEASABLE BUILDING
                                                                                  SQUARE FOOTAGE
                                                                             -------------------------
                                                        YEAR                                OWNED BY      NUMBER       AVERAGE
                                                     ORIGINALLY     LAND       OWNED/      TENANT ON        OF        ANNUALIZED
                                                      DEVELOPED     AREA     LEASED BY    LAND LEASED    TENANTS      BASE RENT
                     LOCATION                        OR ACQUIRED   (ACRES)    COMPANY     FROM COMPANY   12/31/96   PER SQ. FT.(1)
---------------------------------------------------  -----------   -------   ----------   ------------   --------   --------------
    Totowa.........................................      1957        40.5       201,471        93,613         8          15.96
    Turnersville...................................      1974        23.3        89,453         6,513         3           5.98
    Union..........................................      1962        24.1       257,045            --        12          17.48
    Vineland.......................................      1966        28.0       143,257            --         4           6.95
    Watchung.......................................      1959        53.8        49,979       115,660         6          17.80
    Woodbridge.....................................      1959        19.7       232,755         3,614        10          13.00
  NEW YORK
    14th Street and Union Square, Manhattan........      1993         0.8       231,770            --         1           9.92
    Albany (Menands)...............................      1965        18.6       140,529            --         2           6.35
    Buffalo (Amherst)(4)...........................      1968        22.7       184,832       111,717        10           6.71
    Coram(4).......................................      1976         2.4       103,000            --         1           2.22
    Freeport.......................................      1981        12.5       166,587            --         3          11.50
    New Hyde Park(4)...............................      1976        12.5       101,454            --         1          13.55
    North Syracuse(4)..............................      1976        29.4        98,434            --         1           2.74
    Rochester (Henrietta)(4).......................      1971        15.0       147,812            --         1           5.86
    Rochester......................................      1966        18.4       176,261            --         1           6.05
  PENNSYLVANIA
    Allentown......................................      1957        86.8       262,607       356,938        19           9.63


                                                                                             LEASE
                                                                                          EXPIRATION/
                                                     PERCENT                                OPTION
                     LOCATION                        LEASED       PRINCIPAL TENANTS       EXPIRATION
---------------------------------------------------  -------   ------------------------   -----------
    Totowa.........................................     97%    Bradlees(3)                2013/2028
                                                               Home Depot                 2015/2025
                                                               Marshall's                 2007/2012
    Turnersville...................................    100%    Bradlees(2)(3)             2011/2031
    Union..........................................    100%    Bradlees(3)                2002/2022
                                                               Toys "R" Us                   2015
                                                               Cost Cutter Drug              2000
    Vineland.......................................     51%    Rickel Home Center         2005/2010
    Watchung.......................................     96%    BJ Wholesale                  2024
    Woodbridge.....................................     96%    Bradlees(3)                2002/2022
                                                               Foodtown                   2007/2014
                                                               Syms                          2000
  NEW YORK
    14th Street and Union Square, Manhattan........    100%    Bradlees                   2019/2029
    Albany (Menands)...............................    100%    Fleet Bank                 2004/2014
                                                               Albany Public Mkts.(5)        2000
    Buffalo (Amherst)(4)...........................     96%    Circuit City                  2017
                                                               Media Play                 2002/2017
                                                               MJ Design                  2006/2017
                                                               Toys "R" Us                   2013
                                                               TJ Maxx                       1999
    Coram(4).......................................    100%    May Department                2011
                                                               Stores(5)
    Freeport.......................................    100%    Home Depot                 2011/2021
                                                               Cablevision                   2004
    New Hyde Park(4)...............................    100%    Bradlees(6)                2019/2029
    North Syracuse(4)..............................    100%    Reisman Properties            2014
    Rochester (Henrietta)(4).......................     47%    Hechinger(5)               2005/2025
    Rochester......................................     41%    Hechinger(5)               2005/2025
  PENNSYLVANIA
    Allentown......................................     98%    Hechinger                  2011/2031
                                                               Shop-Rite                  2011/2021
                                                               Burlington Coat Factory       2017
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

                                                                                 LEASABLE BUILDING
                                                                                  SQUARE FOOTAGE
                                                                             -------------------------
                                                        YEAR                                OWNED BY      NUMBER       AVERAGE
                                                     ORIGINALLY     LAND       OWNED/      TENANT ON        OF        ANNUALIZED
                                                      DEVELOPED     AREA     LEASED BY    LAND LEASED    TENANTS      BASE RENT
                     LOCATION                        OR ACQUIRED   (ACRES)    COMPANY     FROM COMPANY   12/31/96   PER SQ. FT.(1)
---------------------------------------------------  -----------   -------   ----------   ------------   --------   --------------
  TEXAS
    Lewisville.....................................      1990        13.3        34,893         1,204        14          13.60
    Mesquite.......................................      1990         5.5        71,246            --        14          13.90
    Dallas.........................................      1990         9.9        99,733            --         8           9.25
                                                                   -------   ----------   ------------      ---         ------
        Total Shopping Centers.....................                1,182.1    8,785,082     1,233,637       411           9.09
                                                                   -------   ----------   ------------      ---         ------
WAREHOUSE/INDUSTRIAL
  E. Brunswick.....................................      1972        16.1       325,800            --         2           2.17
  E. Hanover.......................................  1963-1967       45.5       941,429            --        12           3.64
  Edison...........................................      1982        18.7       272,071            --         1           2.75
  Garfield.........................................      1959        31.6       486,620            --         3           3.46
                                                                   -------   ----------   ------------      ---         ------
        Total Warehouse/Industrial.................                 111.9     2,025,920            --        18           3.19
                                                                   -------   ----------   ------------      ---         ------
OTHER PROPERTIES
  Paramus(4).......................................      1987         3.4       118,225            --        25          17.29
  Montclair........................................      1972         1.6        16,928            --         1          17.00
  Rahway(4)........................................      1972          --        32,000            --         1           4.88
  Manhattan, NY(8).................................      1966         0.5       149,000            --         1           7.65
                                                                   -------   ----------   ------------      ---         ------
        Total Other Properties.....................                   5.5       316,153            --        28          10.61
                                                                   -------   ----------   ------------      ---         ------
        Grand Total................................                1,299.5   11,127,155     1,233,637       457         $ 8.13
                                                                   =======    =========   =============  ========   =============


                                                                                             LEASE
                                                                                          EXPIRATION/
                                                     PERCENT                                OPTION
                     LOCATION                        LEASED       PRINCIPAL TENANTS       EXPIRATION
---------------------------------------------------  -------   ------------------------   -----------
  TEXAS
    Lewisville.....................................     88%    Albertson's(7)                2055
    Mesquite.......................................     95%
    Dallas.........................................     80%    Albertson's(7)                2055
                                                     -------
        Total Shopping Centers.....................     90%
                                                     -------
WAREHOUSE/INDUSTRIAL
  E. Brunswick.....................................     97%    Popsicle Playwear          2000/2005
                                                               IFB Apparel                2001/2006
  E. Hanover.......................................     94%    Various Tenants
  Edison...........................................    100%    White Cons. Ind.           1998/2001
  Garfield.........................................     38%    Popular Services of
                                                               Various Tenants               2007
                                                     -------
        Total Warehouse/Industrial.................     81%
                                                     -------
OTHER PROPERTIES
  Paramus(4).......................................     65%
  Montclair........................................    100%
  Rahway(4)........................................    100%
  Manhattan, NY(8).................................    100%    American Broadcasting
                                                               Companies                     1999
                                                     -------
        Total Other Properties.....................     87%
                                                     -------
        Grand Total................................     89%
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

                                     PRINCIPAL OCCUPATION, POSITION AND OFFICE (CURRENT AND
         NAME            AGE      DURING PAST FIVE YEARS WITH VORNADO UNLESS OTHERWISE STATED)
-----------------------  ---     --------------------------------------------------------------
Steven Roth............   55     Chairman of the Board, Chief Executive Officer and Chairman of
                                 the Executive Committee of the Board; the Managing General
                                 Partner of Interstate Properties, a developer and operator of shopping centers and an investor in securities and
                                 partnerships; Chief Executive Officer of Alexander's, Inc.
                                 since March 2, 1995 and a Director since 1989; Director of
                                 Insituform Technologies, Inc.
Michael D.                40     President and a Trustee since December 2, 1996; Director of
  Fascitelli...........          Alexander's, Inc. since December 2, 1996; Partner at Goldman,
                                 Sachs & Co. in charge of its real estate practice from
                                 December 1992 to December 1996; and Vice President at Goldman,
                                 Sachs & Co., prior to December 1992.
Richard T. Rowan.......   50     Vice President -- Real Estate
Joseph Macnow..........   51     Vice President -- Chief Financial Officer; Vice
                                 President -- Chief Financial Officer of Alexander's, Inc.
                                 since August 1995

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Vornado's common shares are traded on the New York Stock Exchange.

     Quarterly price ranges of the common shares and dividends per share paid for the years ended December 31, 1996 and 1995 were as follows:

                                            YEAR ENDED                          YEAR ENDED
                                         DECEMBER 31, 1996                   DECEMBER 31, 1995
                                    ---------------------------         ---------------------------
               QUARTER               HIGH     LOW     DIVIDENDS          HIGH     LOW     DIVIDENDS
    ------------------------------  ------   ------   ---------         ------   ------   ---------
    1st...........................  $38.38   $35.63    $   .61          $36.25   $33.88    $   .56
    2nd...........................   41.50    37.13        .61           36.00    32.63        .56
    3rd...........................   42.13    40.50        .61           39.00    34.75        .56
    4th...........................   52.88    40.50        .61           37.88    34.38        .56

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

---------------
(1) Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a relevant supplemental measure of operating performance because it provides a basis for comparison among REITs; however, funds from operations may not be comparable to similarly titled measures reported by other REITs since the Company's method of calculating funds from operations is different from that used by NAREIT. Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

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

     Tenant expense reimbursements, which consist of the tenants' pro-rata share of common area maintenance expenses (such as snow removal costs, landscaping and parking lot repairs), real estate taxes and insurance, were $26,644,000 in 1996, compared to $24,091,000 in 1995, an increase of $2,553,000. This increase reflects a corresponding increase in operating expenses passed through to tenants.

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

     Cash increased during the period from December 31, 1995 to December 31, 1996 from $19,127,000 to $89,696,000 primarily as the result of the issuance of common shares in the fourth quarter of 1996 as noted above.

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
                                                                ===========     ===========

     Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a relevant supplemental measure of operating performance because it provides a basis for comparison among REITs, however, funds from operations may not be comparable to similarly titled measures reported by other REITs since the Company's method of calculating funds from operations is different from that used by NAREIT. Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee income. Below are the cash flows provided by (used in) operating, investing and financing activities:

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

     Alexander's estimates that the fair market values of its assets are substantially in excess of their historical cost and that there is additional borrowing capacity. Alexander's continues to evaluate its needs for capital, which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. Further, Alexander's may receive proceeds from condemnation proceedings of a portion of its Paramus property. Although there can be no assurance, Alexander's believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow. Alexander's borrowing capacity is demonstrated by the additional $16,700,000 it borrowed in March 1997 under its Rego Park construction loan. Although Vornado may provide a portion of the financing required for Alexander's redevelopment projects, no specific financing requirements have been determined or committed. None of the redevelopment plans for the non-operating properties have been finalized.

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

ECONOMIC CONDITIONS

     At December 31, 1996, approximately 80% of the square footage of the Company's shopping centers was leased to large stores (over 20,000 square feet). The Company's large store tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price. The Company believes that because the stores operated by its tenants offer such basic consumer necessities, demand typically continues even during economic declines, which therefore may mitigate the effects on its properties of adverse changes in general economic conditions. However, demand for retail space continues to be impacted by the bankruptcy of a number of retail companies and a general trend toward consolidation in the retail industry which could adversely affect the ability of the Company to attract or retain tenants.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                      -------
Independent Auditors' Report..........................................................   21
Consolidated Balance Sheets as at December 31, 1996 and 1995..........................   22
Consolidated Statements of Income for the years ended December 31, 1996, 1995 and
  1994................................................................................   23
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996,
  1995 and 1994.......................................................................   24
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
  1994................................................................................   25
Notes to Consolidated Financial Statements............................................   26

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

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 12, 1997

                              VORNADO REALTY TRUST

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1996             1995
                                                                     ------------     ------------
                                                                     (AMOUNTS IN THOUSANDS EXCEPT
                                                                     SHARE AMOUNTS)
ASSETS
Real estate, at cost:
  Land.............................................................    $ 61,278         $ 61,278
  Buildings and improvements.......................................     327,485          314,265
  Leasehold improvements and equipment.............................       8,535            6,933
                                                                       --------         --------
          Total....................................................     397,298          382,476
                                                                       --------         --------
  Less accumulated depreciation and amortization...................     151,049          139,495
                                                                       --------         --------
          Real estate, net.........................................     246,249          242,981
                                                                       --------         --------
Cash and cash equivalents, including U.S. government obligations
  under repurchase agreements of $17,036 and $12,575...............      89,696           19,127
Marketable securities..............................................      27,549           70,997
Investment in and advances to Alexander's, Inc.....................     107,628          109,686
Investment in and advances to Vornado Management Corp..............       5,193            5,074
Due from officer...................................................       8,418            8,418
Accounts receivable, net of allowance for doubtful accounts
  of $575 and $578.................................................       9,786            7,086
Officer's deferred compensation expense............................      22,917               --
Mortgage note receivable...........................................      17,000               --
Receivable arising from the straight-lining of rents...............      17,052           14,376
Other assets.......................................................      13,716           13,751
                                                                       --------         --------
                                                                       $565,204         $491,496
                                                                       ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and mortgages payable........................................    $232,387         $233,353
Due for U.S. Treasury Obligations..................................       9,636           43,875
Accounts payable and accrued expenses..............................       9,905            6,545
Deferred leasing fee income........................................       8,373            8,888
Officer's deferred compensation payable............................      25,000               --
Other liabilities..................................................       3,646            4,561
                                                                       --------         --------
          Total liabilities........................................     288,947          297,222
                                                                       --------         --------
Commitments and contingencies
Shareholders' equity:
  Preferred shares of beneficial interest: no par value per share;
     authorized, 1,000,000 shares; issued, none
  Common shares of beneficial interest: $.04 par value per share;
     authorized, 50,000,000 shares; issued, 26,547,680 and
     24,246,913 shares.............................................       1,044              970
  Additional capital...............................................     358,874          279,231
  Deficit..........................................................     (77,574)         (79,380)
                                                                       --------         --------
                                                                        282,344          200,821
  Unrealized (loss) on securities available for sale...............        (998)          (1,362)
  Due from officers for purchase of common shares of beneficial
     interest......................................................      (5,089)          (5,185)
                                                                       --------         --------
          Total shareholders' equity...............................     276,257          194,274
                                                                       --------         --------
                                                                       $565,204         $491,496
                                                                       ========         ========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                       CONSOLIDATED STATEMENTS OF INCOME

                                                         YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                        DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                            1996             1995             1994
                                                        ------------     ------------     ------------
                                                         (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
Revenues:
  Property rentals....................................    $ 87,424         $ 80,429         $ 70,755
  Expense reimbursements..............................      26,644           24,091           21,784
  Other income (including fee income from related
     parties of $2,569, $4,123 and $1,144)............       2,819            4,198            1,459
                                                         ---------        ---------         --------
Total revenues........................................     116,887          108,718           93,998
                                                         ---------        ---------         --------
Expenses:
  Operating...........................................      36,412           32,282           30,223
  Depreciation and amortization.......................      11,589           10,790            9,963
  General and administrative..........................       5,167            6,687            6,495
  Amortization of officer's deferred compensation
     expense..........................................       2,083               --               --
                                                         ---------        ---------         --------
Total expenses........................................      55,251           49,759           46,681
                                                         ---------        ---------         --------
Operating income......................................      61,636           58,959           47,317
                                                         ---------        ---------         --------
Income/(loss) applicable to Alexander's:
  Equity in income (loss).............................       1,679           (1,972)              --
  Depreciation........................................        (571)            (417)              --
  Interest income on loan.............................       6,848            6,343               --
Income from investment in and advances to Vornado
  Management Corp.....................................       1,855              788               --
Interest income on mortgage note receivable...........       2,579               --               --
Interest and dividend income..........................       3,151            5,439            7,489
Interest and debt expense.............................     (16,726)         (16,426)         (14,209)
Net gain on marketable securities.....................         913              294              643
                                                         ---------        ---------         --------
  NET INCOME..........................................    $ 61,364         $ 53,008         $ 41,240
                                                         ---------        ---------         --------
NET INCOME PER SHARE based on 24,603,442, 23,579,669,
  and 21,853,720 shares outstanding...................    $   2.49         $   2.25         $   1.89
                                                         =========        =========         ========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      UNREALIZED
                                                                      GAIN(LOSS)
                                                                     ON SECURITIES     DUE          TOTAL
                                    COMMON   ADDITIONAL                AVAILABLE       FROM     SHAREHOLDERS'
                                    SHARES    CAPITAL     DEFICIT      FOR SALE      OFFICERS      EQUITY
                                    ------   ----------   --------   -------------   --------   -------------
                                                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1993........  $ 864     $ 197,575   $(77,517)     $    --      $ (5,185)    $ 115,737
Unrealized gains on securities
  available for sale at January 1,
  1994............................     --            --         --        8,565            --         8,565
Net income........................     --            --     41,240           --            --        41,240
Dividends paid ($2.00 per
  share)..........................     --            --    (43,236)          --            --       (43,236)
Common shares issued under
  employees' share plans..........      2           609         --           --            --           611
Change in unrealized gains
  (losses) on securities available
  for sale........................     --            --         --       (6,229)           --        (6,229)
                                    ------     --------   --------      -------       -------       -------
BALANCE, DECEMBER 31, 1994........    866       198,184    (79,513)       2,336        (5,185)      116,688
Net income........................     --            --     53,008           --            --        53,008
Net proceeds from issuance of
  common shares...................    100        79,731         --           --            --        79,831
Dividends paid ($2.24 per
  share)..........................     --            --    (52,875)          --            --       (52,875)
Common shares issued under
  employees' share plans..........      4         1,316         --           --            --         1,320
Change in unrealized gains
  (losses) on securities available
  for sale........................     --            --         --       (3,698)*          --        (3,698)
                                    ------     --------   --------      -------       -------       -------
BALANCE, DECEMBER 31, 1995........    970       279,231    (79,380)      (1,362)       (5,185)      194,274
Net income........................     --            --     61,364           --            --        61,364
Net proceeds from issuance of
  common shares...................     60        73,000         --           --            --        73,060
Dividends paid ($2.44 per
  share)..........................     --            --    (59,558)          --            --       (59,558)
Common shares issued under
  employee's share plans..........     14         6,643         --           --            --         6,657
Change in unrealized gains
  (losses) on securities available
  for sale........................     --            --         --          364            --           364
Forgiveness of amount due from
  officers........................     --            --         --           --            96            96
                                    ------     --------   --------      -------       -------       -------
BALANCE, DECEMBER 31, 1996........  $1,044    $ 358,874   $(77,574)     $  (998)     $ (5,089)    $ 276,257
                                    ======     ========   ========      =======       =======       =======

---------------
* Includes $3,435 in unrealized gains attributable to the Company's investment in the common stock of Alexander's, Inc. (see Note 3).

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                        DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                            1996             1995             1994
                                                        ------------     ------------     ------------
                                                                    (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................    $ 61,364        $   53,008        $ 41,240
  Adjustments to reconcile income to net cash provided
     by continuing operations:
     Depreciation and amortization (including debt
       issuance costs)................................      12,586            11,779          10,839
     Amortization of officer's deferred compensation
       expense........................................       2,083                --              --
     Straight-lining of rental income.................      (2,676)           (2,569)         (2,181)
     Equity in (income) loss of Alexander's including
       depreciation of $571 and $417..................      (1,108)            2,389              --
     Net gain on marketable securities................        (913)             (294)           (643)
  Changes in assets and liabilities:
     Trading securities...............................      (2,009)           (2,069)          1,485
     Accounts receivable..............................      (2,700)           (2,188)           (699)
     Accounts payable and accrued expenses............       3,360             2,270          (3,920)
     Other............................................         716               556             827
                                                          --------         ---------        --------
Net cash provided by operating activities.............      70,703            62,882          46,948
                                                          --------         ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in mortgage note receivable..............     (17,000)               --              --
  Additions to real estate............................     (14,822)          (16,644)        (25,417)
  Investment in and advances to Alexander's...........          --          (100,482)             --
  Investment in and advances to Vornado Management
     Corp.............................................          --            (5,074)             --
  Purchases of securities available for sale..........          --            (4,027)             --
  Proceeds from sale or maturity of securities
     available for sale...............................      46,734            22,336           9,983
                                                          --------         ---------        --------
Net cash provided by (used by) investing activities...      14,912          (103,891)        (15,434)
                                                          --------         ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common shares.........      73,060            79,831              --
  Proceeds from borrowings on U.S. Treasury
     obligations......................................      10,000            40,000          11,428
  Repayment of borrowings on U.S. Treasury
     obligations......................................     (44,239)          (30,400)             --
  Proceeds from borrowings on revolving credit
     facility.........................................      10,000            60,000              --
  Repayments on mortgages and revolving credit
     facility.........................................     (10,966)          (60,807)           (877)
  Costs of refinancing debt...........................          --              (492)             --
  Dividends paid......................................     (59,558)          (52,875)        (43,236)
  Exercise of share options...........................       6,657             1,320             611
                                                          --------         ---------        --------
Net cash (used in) provided by financing activities...     (15,046)           36,577         (32,074)
                                                          --------         ---------        --------
Net increase (decrease) in cash and cash
  equivalents.........................................      70,569            (4,432)           (560)
Cash and cash equivalents at beginning of year........      19,127            23,559          24,119
                                                          --------         ---------        --------
Cash and cash equivalents at end of year..............    $ 89,696        $   19,127        $ 23,559
                                                          --------         ---------        --------
Supplemental Disclosure of Cash Flow Information:
  Cash payments for interest..........................    $ 15,695        $   15,881        $ 14,915
                                                          --------         ---------        --------
NON-CASH TRANSACTIONS:
  Deferred officer's compensation expense and related
     liability........................................    $ 25,000                --              --
  Unrealized (loss)gain on securities available for
     sale.............................................    $    364        $   (3,698)*      $  2,336
                                                          ========         =========        ========

---------------
* Reflects a reduction of $3,435 to the Company's investment in Alexander's as a result of the change from fair value to the equity method of accounting.

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

     Investment in and advances to Alexander's consists of:

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1996             1995
                                                              ------------     ------------
    Common stock, net of $989,000 and $417,000 of
      accumulated
      depreciation of buildings (at fair value).............  $ 56,952,000     $ 58,693,000
    Loan receivable.........................................    45,000,000       45,000,000
    Deferred loan origination income........................      (583,000)      (1,083,000)
    Leasing fees and other receivables......................     5,901,000        8,182,000
    Equity in loss since March 2, 1995......................      (293,000)      (1,972,000)
    Deferred expenses.......................................       651,000          866,000
                                                              ------------     ------------
                                                              $107,628,000     $109,686,000
                                                              ============     ============

                              VORNADO REALTY TRUST

     Below are summarized Balance Sheets and Statements of Operations of
Alexander's:

                                                                  DECEMBER 31,     DECEMBER 31,
                                                                      1996             1995
                                                                  ------------     ------------
Balance Sheets:
  Assets:
     Real estate, net...........................................  $181,005,000     $150,435,000
     Cash.......................................................     5,480,000        8,471,000
     Other assets...............................................    25,100,000       39,635,000
                                                                  ------------     ------------
                                                                  $211,585,000     $198,541,000
                                                                  ============     ============
  Liabilities and Stockholders' Equity:
     Debt.......................................................  $192,347,000     $182,883,000
     Other liabilities..........................................    13,674,000       34,794,000
     Stockholders' equity.......................................     5,564,000      (19,136,000)
                                                                  ------------     ------------
                                                                  $211,585,000     $198,541,000
                                                                  ============     ============

                                                                 YEAR ENDED         PERIOD FROM
                                                                  DECEMBER       MARCH 2, 1995 TO
                                                                  31, 1996       DECEMBER 31, 1995
                                                                 -----------     -----------------
Statements of Operations:
  Revenues.....................................................  $21,833,000        $11,734,000
  Expenses.....................................................   12,092,000          9,255,000
                                                                 -----------        -----------
  Operating income.............................................    9,741,000          2,479,000
  Interest and debt expense....................................  (13,934,000)       (11,330,000)
  Interest and other income....................................    2,918,000          1,651,000
  Gain on reversal of liability for post-retirement healthcare
     benefits..................................................   14,372,000                 --
                                                                 -----------        -----------
  Income (loss) from continuing operations before income tax
     benefit...................................................   13,097,000         (7,200,000)
  Reversal of deferred taxes...................................           --            469,000
                                                                 -----------        -----------
  Income (loss) from continuing operations.....................  $13,097,000        $(6,731,000)
                                                                 ===========        ===========
  Vornado's 29.3% equity in income (loss) before adjustment....  $ 3,837,000        $(1,972,000)
  Adjustment for the portion of the reversal of a liability
     previously considered in its purchase price allocation....   (2,158,000)                --
                                                                 -----------        -----------
  Vornado's 29.3% equity in income (loss)......................  $ 1,679,000        $(1,972,000)
                                                                 ===========        ===========

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

                              VORNADO REALTY TRUST

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

4.  MARKETABLE SECURITIES

     The aggregate cost and market value of securities held at December 31, 1996 and 1995 were as follows:

                                             DECEMBER 31, 1996               DECEMBER 31, 1995
                                        ----------------------------    ----------------------------
                                            COST           MARKET           COST           MARKET
                                        ------------    ------------    ------------    ------------
Securities available for sale:
  U.S. treasury obligations...........  $ 10,228,000    $ 10,247,000    $ 56,065,000    $ 56,621,000
  Other equity and debt securities....    10,811,000       9,794,000      10,802,000       8,884,000
                                         -----------     -----------     -----------     -----------
                                          21,039,000      20,041,000      66,867,000      65,505,000
Trading securities -- equity..........     7,260,000       7,508,000       5,384,000       5,492,000
                                         -----------     -----------     -----------     -----------
Total.................................  $ 28,299,000    $ 27,549,000    $ 72,251,000    $ 70,997,000
                                         ===========     ===========     ===========     ===========

     Gross unrealized gains and losses at December 31, 1996 and 1995 were as follows:

                                              DECEMBER 31, 1996              DECEMBER 31, 1995
                                           ------------------------       ------------------------
                                            GAINS        (LOSSES)          GAINS        (LOSSES)
                                           --------     -----------       --------     -----------
Securities available for sale:
  U.S. treasury obligations..............  $ 19,000              --       $556,000              --
  Other equity and debt securities.......   339,000     $(1,356,000)        90,000     $(2,008,000)
                                           --------     -----------       --------     -----------
                                            358,000      (1,356,000)       646,000      (2,008,000)
Trading securities -- equity.............   248,000              --        108,000              --
                                           --------     -----------       --------     -----------
Total....................................  $606,000     $(1,356,000)      $754,000     $(2,008,000)
                                           ========     ===========       ========     ===========

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

                              VORNADO REALTY TRUST

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

                                          DECEMBER 31, 1996                 DECEMBER 31, 1995
                                    ------------------------------    ------------------------------
                                      CARRYING           FAIR           CARRYING           FAIR
                                        VALUE            VALUE            VALUE            VALUE
                                    -------------    -------------    -------------    -------------
Loan receivable from
  Alexander's.....................  $  45,000,000    $  45,100,000    $  45,000,000    $  46,100,000
Mortgage note receivable..........     17,000,000       17,000,000               --               --
Notes and mortgages payable.......    232,387,000      227,100,000      233,353,000      233,900,000

7.  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 1996 are comprised of $227,000,000 of secured notes due December 1, 2000, with interest at a fixed rate of 6.36% per annum and three other mortgages aggregating $5,387,000.

     Notes and mortgages by range of interest rates are as follows:

                                INTEREST RATE                   PRINCIPAL AMOUNT
                ----------------------------------------------  ----------------
                5.25%.........................................    $  3,635,000
                6.36%.........................................     227,000,000
                8.00%.........................................         826,000
                8.25%.........................................         926,000

     The net carrying value of properties securing the notes and mortgages amounted to $166,833,000 at December 31, 1996. As at December 31, 1996, the maturities for the next five years are as follows:

                           YEAR ENDING DECEMBER 31:                 AMOUNT
                -----------------------------------------------  ------------
                1997...........................................  $  1,046,000
                1998...........................................       870,000
                1999...........................................       535,000
                2000...........................................   227,295,000
                2001...........................................       310,000

     On February 27, 1995, the Company entered into a three-year unsecured revolving credit facility with a bank providing for borrowings of up to $75,000,000. Borrowings bear annual interest, at the Company's

                              VORNADO REALTY TRUST
election, at LIBOR plus 1.35% or the higher of the federal funds rate plus .50% or the prime rate. At December 31, 1996 the Company had no borrowings outstanding under the facility.

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

     If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below, for the years ended December 31, 1996 and 1995:

                                                                 DECEMBER        DECEMBER
                                                                    31,             31,
                                                                   1996            1995
                                                                -----------     -----------
    Net income:
      As reported.............................................  $61,364,000     $53,008,000
      Pro-forma...............................................   60,613,000      52,875,000
    Net income per share:
      As reported.............................................  $      2.49     $      2.25
      Pro-forma...............................................         2.46            2.24

     The pro-forma effect of applying SFAS 123 is not necessarily indicative of the effect on reported net income for future years.

     The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 1996 and 1995.

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1996             1995
                                                                 ------------     ------------
    Expected volatility........................................      26%              26%
    Expected life..............................................    5 years          5 years
    Risk-free interest rate....................................      5.6%             7.1%
    Expected dividend yield....................................      5.1%             6.0%

                              VORNADO REALTY TRUST

     A summary of the Plan's status, and changes during the years then ended, is presented below:

                                               DECEMBER 31, 1996                DECEMBER 31, 1995
                                        -------------------------------   -----------------------------
                                                       WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                          SHARES        EXERCISE PRICE     SHARES       EXERCISE PRICE
                                        ----------     ----------------   --------     ----------------
Outstanding at January 1..............     539,940          $24.53         557,568          $21.35
Granted...............................   1,870,750           46.27          75,000           35.50
Exercised.............................    (340,997)          19.51         (92,628)          14.30
                                         ---------          ------        --------          ------
Outstanding at December 31............   2,069,693          $45.01         539,940          $24.53
                                         =========          ======        ========          ======
Options exercisable at December 31....     210,385                         442,506
                                         =========                        ========
Weighted-average fair value of options
  granted during the year ended
  December 31 (per option)............       $9.50                           $7.24

     The following table summarizes information about options outstanding under the Plan at December 31, 1996:

                                        OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                    -----------------------------------------------------------     --------------------------------------
                         NUMBER           WEIGHTED-AVERAGE                               NUMBER
   RANGE OF          OUTSTANDING AT          REMAINING         WEIGHTED-AVERAGE      EXERCISABLE AT       WEIGHTED-AVERAGE
EXERCISE PRICES     DECEMBER 31, 1996     CONTRACTUAL LIFE      EXERCISE PRICE      DECEMBER 31, 1996      EXERCISE PRICE
---------------     -----------------     ----------------     ----------------     -----------------     ----------------
  $ 12 to $23              26,434             6.0 Years              $ 22                 26,434                $ 22
    34 to  38             293,259             8.1 Years                36                183,951                  35
           47           1,750,000            10.0 Years                47                     --                  --
                       ----------           -----------        ---- ------               -------            ---- ---
  $ 12 to $47           2,069,693             8.0 Years              $ 45                210,385                $ 34
                       ==========           ===========        ==========                =======             =======

     Shares available for future grant at December 31, 1996 were 882,066.

9.  RETIREMENT PLAN

     The Company's qualified retirement plan covers all full-time employees. The Plan provides annual pension benefits that are equal to 1% of the employee's annual compensation for each year of participation.

     The funding policy is in accordance with the minimum funding requirements of ERISA.

     Pension expense includes the following components:

                                                     YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                        1996             1995             1994
                                                    ------------     ------------     ------------
    Service cost -- benefits earned during the       $  108,000       $   70,000       $   81,000
      period......................................
    Interest cost on projected benefit                  544,000          573,000          558,000
      obligation..................................
    Actual return on assets.......................     (179,000)        (307,000)         130,000
    Net amortization and deferral.................      (59,000)          66,000         (359,000)
                                                      ---------        ---------        ---------
         Net pension expense......................   $  414,000       $  402,000       $  410,000
                                                      ---------        ---------        ---------
    Assumptions used in determining the net
      pension expense were:
    Discount rate.................................            7 1/2%           7 1/4%           8 1/2%
    Rate of increase in compensation levels.......            5 1/2%           6 1/2%           6 1/2%
    Expected rate of return on assets.............            8%               8%               8%

                              VORNADO REALTY TRUST

     The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:

                                                                DECEMBER 31,     DECEMBER 31,
                                                                    1996             1995
                                                                ------------     ------------
    Actuarial present value of benefit obligations:
      Vested benefit obligation.............................    $  7,590,000     $  7,652,000
                                                                  ----------       ----------
      Accumulated benefit obligation........................    $  7,657,000     $  7,717,000
                                                                  ----------       ----------
      Projected benefit obligation..........................    $  8,028,000     $  8,066,000
      Plan assets at fair value.............................       3,915,000        3,494,000
                                                                  ----------       ----------
    Projected benefit obligation in excess of plan assets...       4,113,000        4,572,000
    Unrecognized net obligations............................      (2,135,000)      (2,122,000)
    Adjustment required to recognize minimum liability......       1,764,000        1,773,000
                                                                  ----------       ----------
    Accrued pension costs...................................    $  3,742,000     $  4,223,000
                                                                  ==========       ==========

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

                           YEAR ENDING DECEMBER 31:                 AMOUNT
                -----------------------------------------------  ------------
                1997...........................................  $ 85,477,000
                1998...........................................    84,678,000
                1999...........................................    80,532,000
                2000...........................................    75,029,000
                2001...........................................    70,697,000
                Thereafter.....................................   522,152,000

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

                              VORNADO REALTY TRUST

     As lessee:

     The Company is a tenant under leases for certain properties. These leases will expire principally during the next twenty years. Future minimum lease payments under operating leases at December 31, 1996, are as follows:

                            YEAR ENDING DECEMBER 31:                AMOUNT
                ------------------------------------------------  -----------
                1997............................................  $ 1,808,000
                1998............................................    1,819,000
                1999............................................    1,743,000
                2000............................................    1,578,000
                2001............................................    1,567,000
                Thereafter......................................   28,261,000

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

                              VORNADO REALTY TRUST

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

                                                                                  PERIOD FROM
                                                              YEAR ENDED        JULY 6, 1995 TO
                                                           DECEMBER 31, 1996   DECEMBER 31, 1995
                                                           -----------------   -----------------
    Revenues:
      Management fees from Alexander's...................     $ 5,343,000         $ 2,250,000
    Expenses:
      General and administrative.........................      (2,691,000)         (1,130,000)
      Interest, net......................................        (282,000)           (115,000)
                                                              -----------         -----------
    Income before income taxes...........................       2,370,000           1,005,000
    Income taxes.........................................        (968,000)           (411,000)
                                                              -----------         -----------
      Net income.........................................       1,402,000             594,000
    Preferred dividends..................................      (1,332,000)           (565,000)
                                                              -----------         -----------
    Net income available to common shareholders..........     $    70,000         $    29,000
                                                              ===========         ===========
    Vornado's 95% equity in income.......................     $ 1,332,000         $   565,000
                                                              ===========         ===========

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

     At December 31, 1996, the loans due from Mr. Roth ($13,122,500), Mr. Rowan ($299,000) and Mr. Macnow ($268,000) in connection with their stock option exercises aggregated $13,599,000 ($5,089,000 of which is shown as a reduction in shareholders' equity). The loans bear interest at a rate equal to the broker call rate (7.0% at December 31, 1996) but not less than the minimum applicable federal rate provided under the Internal Revenue Code. Interest on the loan to Mr. Roth is payable quarterly. Mr. Roth's loan is due on December 29, 1997. The Company has agreed that on each January 1st (commencing January 1, 1997) to forgive one-fifth of the amounts due from Mr. Rowan and Mr. Macnow, provided that they remain employees of the Company.

     The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a Management Agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The Management Agreement has a term of one year and is

                              VORNADO REALTY TRUST
automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the Management Agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 1996, 1995 and 1994, $2,074,000, $1,150,000 and
$894,000 of management fees were earned by the Company pursuant to the Management Agreement.

     See Notes 3 and 13 for details on the Company's investment in and advances to Alexander's and VMC.

15.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following summary represents the results of operations for each quarter in 1996 and 1995:

                                                                                        NET
                                                                         NET          INCOME
                                                       REVENUE         INCOME        PER SHARE
                                                     -----------     -----------     ---------
    1996*
      March 31.....................................  $28,610,000     $15,922,000       $ .65
      June 30......................................   29,245,000      15,120,000         .62
      September 30.................................   29,063,000      14,939,000         .61
      December 31..................................   29,969,000      15,383,000**       .62**
    1995
      March 31.....................................  $26,216,000     $11,837,000       $ .54
      June 30......................................   27,056,000      13,185,000         .56
      September 30.................................   26,630,000      13,567,000         .56
      December 31..................................   28,816,000      14,419,000         .59

---------------
 * The total for the year differs from the sum of the quarters as a result of weighting.

** In December 1996, the Company recognized an expense of $2,083,000, representing one month's amortization of the $25,000,000 deferred payment due to the Company's President. Also, the Company recognized $2,053,000 of non-recurring income as a result of the reversal of a liability which is no longer required by Alexander's (which Vornado accounts for on the equity method).

16.  DIVIDEND DISTRIBUTIONS

     Dividends are characterized for Federal income tax purposes as follows:

                                                                  1996      1995      1994
                                                                  -----     -----     -----
    Ordinary income.............................................  100.0%    100.0%     96.0%
    Return of capital (generally non-taxable)...................     --        --       4.0
                                                                  -----     -----     -----
    Total.......................................................  100.0%    100.0%    100.0%
                                                                  =====     =====     =====

17.  SUBSEQUENT EVENT

     On March 12, 1997, the Company entered into a definitive agreement (the "Agreement") to acquire interests in all or a portion of seven Manhattan office buildings and certain management and leasing assets held by the Mendik Company and certain of its affiliates. In conjunction with this transaction, the Company will convert to an Umbrella Partnership REIT (UPREIT).

     The estimated consideration for the transaction is approximately $654,000,000, including $269,000,000 in cash, $168,000,000 in UPREIT limited partnership units and $217,000,000 in indebtedness. Pro forma

                              VORNADO REALTY TRUST
revenue of the Mendik Company and affiliates' interests being acquired was approximately $109,000,000 for the year ended December 31, 1996.

     The Agreement is subject to the consent of third parties and other customary conditions. It is currently expected that the proposed transaction would be consummated in the second quarter, but there can be no assurance that the proposed transaction will be completed.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to trustees of the Registrant are contained in a definitive Proxy Statement involving the election of trustees which the Registrant filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1996, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears at page 11 of this Annual Report on Form 10-K/A.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K/A.

          2. Financial Statement Schedules.

     The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K/A.

                                                                             PAGES IN THIS
                                                                             ANNUAL REPORT
                                                                            ON FORM 10-K/A
                                                                            ---------------
    Independent Auditors' Report
       II -- Valuation and Qualifying Accounts -- years ended December 31,
             1996, 1995 and 1994..........................................         41
      III -- Real Estate and Accumulated Depreciation as of December 31,
             1996.........................................................         42

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

          3. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K/A.

EXHIBIT NO.
-----------
     11       Statement Re Computation of Per Share Earnings.
     12       Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and
              Preferred Share Dividend Requirements
     21       Subsidiaries of the Registrant.
     23       Consent of Independent Auditors to Incorporation by Reference.
     27       Financial Data Schedule.

     (b) Reports on Form 8-K

     During the last quarter of the period covered by this Annual Report on Form 10-K/A described below.

              PERIOD COVERED:
         (DATE OF EARLIEST EVENT)
                  REPORT                        ITEMS REPORTED              DATE OF REPORT
    -----------------------------------  -----------------------------    ------------------
    December 2, 1996...................  Other events --                  December 10, 1996
                                         re: new President of Company
    December 18, 1996..................  Other events --                  December 18, 1996
                                         re: sale of Common Shares

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

                                          Date:       August 8, 1997

                                          --------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       SIGNATURE                                TITLE                    DATE
     ---------------------------------------------   ----------------------------   ---------------

By:                 /s/ STEVEN ROTH                  Chairman of the Board of        August 8, 1997
     ---------------------------------------------     Trustees (Principal
                     (Steven Roth)                     Executive Officer)

By:            /s/ MICHAEL D. FASCITELLI             President and Trustee           August 8, 1997
     ---------------------------------------------
                (Michael D. Fascitelli)

By:                /s/ JOSEPH MACNOW                 Vice President -- Chief         August 8, 1997
     ---------------------------------------------     Financial Officer and
                    (Joseph Macnow)                    Controller (Principal
                                                       Financial and Accounting
                                                       Officer)

By:              /s/ DAVID MANDELBAUM                Trustee                         August 8, 1997
     ---------------------------------------------
                  (David Mandelbaum)

By:                /s/ STANLEY SIMON                 Trustee                         August 8, 1997
     ---------------------------------------------
                    (Stanley Simon)

By:              /s/ RONALD G. TARGAN                Trustee                         August 8, 1997
     ---------------------------------------------
                  (Ronald G. Targan)

By:            /s/ RUSSELL B. WIGHT, JR.             Trustee                         August 8, 1997
     ---------------------------------------------
                (Russell B. Wight, Jr.)

By:               /s/ RICHARD R. WEST                Trustee                         August 8, 1997
     ---------------------------------------------
                   (Richard R. West)

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                     COLUMN B                                COLUMN D
                                   ------------     COLUMN C      ------------------------------  COLUMN E
                                                 ---------------                                  --------
             COLUMN A                BALANCE        ADDITIONS               DEDUCTIONS            BALANCE
---------------------------------- AT BEGINNING  CHARGED AGAINST  ------------------------------   AT END
           DESCRIPTION               OF YEAR       OPERATIONS          DESCRIPTION        AMOUNT  OF YEAR
---------------------------------- ------------  ---------------  ----------------------  ------  --------
                                                           (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996:
  Deducted from accounts
     receivable allowance for                                     Uncollectible accounts
     doubtful accounts............     $578           $ 211       written-off              $214     $575
                                       ====            ====                                ====     ====

YEAR ENDED DECEMBER 31, 1995:
  Deducted from accounts
     receivable, allowance for                                    Uncollectible accounts
     doubtful accounts............     $457           $ 613       written-off              $492     $578
                                       ====            ====                                ====     ====

YEAR ENDED DECEMBER 31, 1994:
  Deducted from accounts
     receivable, allowance for                                    Uncollectible accounts
     doubtful accounts............     $402           $ 385         written-off            $330     $457
                                       ====            ====                                ====     ====

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                          COLUMN C                                         COLUMN E
                                                   -----------------------                    ----------------------------------
                                                                                COLUMN D
                                                       INITIAL COST TO       --------------         GROSS AMOUNT AT WHICH
                                                         COMPANY(1)              COSTS            CARRIED AT CLOSE OF PERIOD
             COLUMN A                 COLUMN B     -----------------------    CAPITALIZED     ----------------------------------
----------------------------------  ------------             BUILDINGS AND     SUBSEQUENT               BUILDINGS AND
           DESCRIPTION              ENCUMBRANCES    LAND     IMPROVEMENTS    TO ACQUISITION    LAND     IMPROVEMENTS    TOTAL(2)
----------------------------------  ------------   -------   -------------   --------------   -------   -------------   --------
SHOPPING CENTERS
  NEW JERSEY
    Atlantic City.................    $  2,135*    $   358     $   2,143        $    594      $   358     $   2,737     $  3,095
    Bordentown....................       3,276*        498         3,176           1,134          713         4,095        4,808
    Bricktown.....................       9,919*        929         2,175           9,179          929        11,354       12,283
    Cherry Hill...................       9,706*        915         3,926           3,322          915         7,248        8,163
    Delran........................       2,848*        756         3,184           2,037          756         5,221        5,977
    Dover.........................       3,635*        224         2,330           2,354          205         4,703        4,908
    East Brunswick................       8,205*        319         3,236           3,746          319         6,982        7,301
    East Hanover..................      11,066*        376         3,063           3,439          477         6,401        6,878
    Hackensack....................          --         536         3,293           7,177          536        10,470       11,006
    Jersey City...................      10,381*        652         2,962           1,798          652         4,760        5,412
    Kearny(4).....................          --         279         4,429          (1,295)         290         3,123        3,413
    Lawnside......................       5,708*        851         2,222           1,313          851         3,535        4,386
    Lodi..........................       2,420*        245         2,315             957          245         3,272        3,517
    Manalapan.....................       6,397*        725         2,447           4,959          725         7,406        8,131
    Marlton.......................       5,398*      1,514         4,671             694        1,611         5,268        6,879
    Middletown....................       7,761*        283         1,508           3,950          283         5,458        5,741
    Morris Plains.................       6,600*      1,254         3,140           3,277        1,104         6,567        7,671
    North Bergen(4)...............          --         510         3,390            (955)       2,309           636        2,945
    North Plainfield..............       3,879         500        13,340             329          500        13,669       14,169
    Totowa........................      15,646*      1,097         5,359          11,796        1,097        17,155       18,252
    Turnersville..................       2,116*        900         2,132              75          900         2,207        3,107
    Union.........................      15,975*      1,014         4,527           1,888        1,014         6,415        7,429
    Vineland......................       2,358*        290         1,594           1,253          290         2,847        3,137
    Watchung(4)...................          --         451         2,347           6,733        4,200         5,331        9,531
    Woodbridge....................       8,792*        190         3,047             709          220         3,726        3,946
                                      --------     -------       -------         -------      -------      --------     --------
        Total New Jersey..........     144,221      15,666        85,956          70,463       21,499       150,586      172,085
                                      --------     -------       -------         -------      -------      --------     --------
  NEW YORK
    14th Street and Union Square,
    Manhattan.....................          --      12,566         4,044           3,457       12,581         7,486       20,067
    Albany (Menands)..............          --         460         1,677           2,908          460         4,585        5,045
    Buffalo (Amherst).............       4,863*        402         2,019           2,185          636         3,970        4,606
    Freeport......................       8,021*      1,231         3,273           2,852        1,231         6,125        7,356
    New Hyde Park.................       2,043*         --            --             122           --           122          122
    North Syracuse................          --          --            --              23           --            23           23
    Rochester (Henrietta).........       2,203*         --         2,124           1,173           --         3,297        3,297
    Rochester.....................       2,832*        443         2,870             635          443         3,505        3,948
                                      --------     -------       -------         -------      -------      --------     --------
        Total New York............      19,962      15,102        16,007          13,355       15,351        29,113       44,464
                                      --------     -------       -------         -------      -------      --------     --------


                                                                                           COLUMN I
                                        COLUMN F                                    ----------------------
                                    ----------------      COLUMN G       COLUMN H       LIFE ON WHICH
             COLUMN A                 ACCUMULATED      ---------------   --------   DEPRECIATION IN LATEST
----------------------------------  DEPRECIATION AND       DATE OF         DATE        INCOME STATEMENT
           DESCRIPTION                AMORTIZATION     CONSTRUCTION(3)   ACQUIRED        IS COMPUTED
----------------------------------  ----------------   ---------------   --------   ----------------------
SHOPPING CENTERS
  NEW JERSEY
    Atlantic City.................      $  1,820             1965         1965         14-40 Years
    Bordentown....................         3,511             1958         1958         10-40 Years
    Bricktown.....................         3,946             1968         1968         27-40 Years
    Cherry Hill...................         4,549             1964         1964         15-40 Years
    Delran........................         2,575             1972         1972         20-40 Years
    Dover.........................         2,537             1964         1964         16-40 Years
    East Brunswick................         4,592             1957         1957         13-33 Years
    East Hanover..................         3,873             1962         1962         16-40 Years
    Hackensack....................         3,828             1963         1963         17-40 Years
    Jersey City...................         3,283             1965         1965         19-40 Years
    Kearny(4).....................           909             1938         1959         28-40 Years
    Lawnside......................         1,892             1969         1969         19-40 Years
    Lodi..........................         2,156             1935         1955         11-27 Years
    Manalapan.....................         3,185             1971         1971         18-40 Years
    Marlton.......................         3,534             1973         1973         21-40 Years
    Middletown....................         2,376             1963         1963         27-40 Years
    Morris Plains.................         3,738             1961         1985         14-19 Years
    North Bergen(4)...............            58             1993         1959          30 Years
    North Plainfield..............         3,464             1955         1989         26-30 Years
    Totowa........................         5,068             1957         1957         22-40 Years
    Turnersville..................         1,599             1974         1974         23-40 Years
    Union.........................         4,571             1962         1962         10-40 Years
    Vineland......................         1,603             1966         1966         22-40 Years
    Watchung(4)...................           377             1994         1959          30 Years
    Woodbridge....................         2,689             1959         1959         11-40 Years
                                         -------
        Total New Jersey..........        71,733
                                         -------
  NEW YORK
    14th Street and Union Square,
    Manhattan.....................           413             1965         1993          40 Years
    Albany (Menands)..............         1,739             1965         1965         27-40 Years
    Buffalo (Amherst).............         2,268             1968         1968         14-40 Years
    Freeport......................         2,412             1981         1981         19-40 Years
    New Hyde Park.................           122             1970         1976          6-7 Years
    North Syracuse................            23             1967         1976         11-12 Years
    Rochester (Henrietta).........         1,890             1971         1971         22-40 Years
    Rochester.....................         2,236             1966         1966         15-40 Years
                                         -------
        Total New York............        11,103
                                         -------

(Continued)

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                          COLUMN C                                         COLUMN E
                                                   -----------------------                    ----------------------------------
                                                                                COLUMN D
                                                       INITIAL COST TO       --------------         GROSS AMOUNT AT WHICH
                                                         COMPANY(1)              COSTS            CARRIED AT CLOSE OF PERIOD
             COLUMN A                 COLUMN B     -----------------------    CAPITALIZED     ----------------------------------
----------------------------------  ------------             BUILDINGS AND     SUBSEQUENT               BUILDINGS AND
           DESCRIPTION              ENCUMBRANCES    LAND     IMPROVEMENTS    TO ACQUISITION    LAND     IMPROVEMENTS    TOTAL(2)
----------------------------------  ------------   -------   -------------   --------------   -------   -------------   --------
  PENNSYLVANIA
    Allentown.....................       7,696*         70         3,446           9,555          334        12,737       13,071
    Bensalem......................       3,967*      1,198         3,717           1,582        1,198         5,299        6,497
    Bethlehem.....................          --         278         1,806           3,634          278         5,440        5,718
    Broomall......................       3,260*        734         1,675           1,606          850         3,165        4,015
    Glenolden.....................       4,245*        850         1,295             695          850         1,990        2,840
    Lancaster.....................       2,312*        606         2,312           2,475          606         4,787        5,393
    Levittown.....................       2,283*        193         1,231             105          193         1,336        1,529
    10th and Market Streets,
      Philadelphia................          --         933         3,230           4,148          933         7,378        8,311
    Upper Moreland................       3,517*        683         2,497             112          683         2,609        3,292
    York..........................       1,463*        421         1,700           1,233          421         2,933        3,354
                                      --------     -------      --------        --------      --------     --------     --------
        Total Pennsylvania........      28,743       5,966        22,909          25,145        6,346        47,674       54,020
                                      --------     -------      --------        --------      --------     --------     --------
MARYLAND
    Baltimore (Belait Rd).........          --         785         1,333           2,978          785         4,311        5,096
    Baltimore (Towson)............       5,779*        581         2,756             484          581         3,240        3,821
    Baltimore (Dundalk)...........       4,084*        667         1,710           2,952          667         4,662        5,329
    Glen Burnie...................       2,299*        462         1,741             522          462         2,263        2,725
    Hagerstown....................          --         168         1,453             894          168         2,347        2,515
                                      --------     -------      --------        --------      --------     --------     --------
        Total Maryland............      12,162       2,663         8,993           7,830        2,663        16,823       19,486
                                      --------     -------      --------        --------      --------     --------     --------
CONNECTICUT
    Newington.....................       3,042*        502         1,581             525          502         2,106        2,608
    Waterbury.....................       3,889*         --         2,103           1,341          667         2,777        3,444
                                      --------     -------      --------        --------      --------     --------     --------
        Total Connecticut.........       6,931         502         3,684           1,866        1,169         4,883        6,052
                                      --------     -------      --------        --------      --------     --------     --------
MASSACHUSETTS
    Chicopee......................       1,999*        510         2,031             358          510         2,389        2,899
    Springfield(4)................          --         505         1,657             857        2,586           433        3,019
                                      --------     -------      --------        --------      --------     --------     --------
        Total Massachusetts.......       1,999       1,015         3,688           1,215        3,096         2,822        5,918
                                      --------     -------      --------        --------      --------     --------     --------
TEXAS
    Dallas Lewisville.............         764*      2,433         2,271             676        2,469         2,911        5,380
    Mesquite......................       3,445*      3,414         4,704           1,134        3,414         5,838        9,252
    Skillman......................       1,987*      3,714         6,891           1,030        3,714         7,921       11,635
                                      --------     -------      --------        --------      --------     --------     --------
        Total Texas...............       6,196       9,561        13,866           2,840        9,597        16,670       26,267
                                      --------     -------      --------        --------      --------     --------     --------
TOTAL SHOPPING CENTERS............     220,214      50,475       155,103         122,714       59,721       268,571      328,292
                                      --------     -------      --------        --------      --------     --------     --------


                                                                                           COLUMN I
                                        COLUMN F                                    ----------------------
                                    ----------------      COLUMN G       COLUMN H       LIFE ON WHICH
             COLUMN A                 ACCUMULATED      ---------------   --------   DEPRECIATION IN LATEST
----------------------------------  DEPRECIATION AND       DATE OF         DATE        INCOME STATEMENT
           DESCRIPTION                AMORTIZATION     CONSTRUCTION(3)   ACQUIRED        IS COMPUTED
----------------------------------  ----------------   ---------------   --------   ----------------------
  PENNSYLVANIA
    Allentown.....................         4,059             1957         1957         24-42 Years
    Bensalem......................         3,260             1972         1972         20-40 Years
    Bethlehem.....................         2,717             1966         1966         13-40 Years
    Broomall......................         1,792             1966         1966         13-40 Years
    Glenolden.....................           946             1975         1975         23-40 Years
    Lancaster.....................         2,632             1966         1966         14-40 Years
    Levittown.....................         1,059             1964         1964         14-40 Years
    10th and Market Streets,
      Philadelphia................           296             1977         1994
    Upper Moreland................         1,833             1974         1974         22-40 Years
    York..........................         1,555             1970         1970         19-40 Years
                                        --------
        Total Pennsylvania........        20,149
                                        --------
MARYLAND
    Baltimore (Belait Rd).........         2,743             1962         1962         26-33 Years
    Baltimore (Towson)............         1,931             1968         1968         19-40 Years
    Baltimore (Dundalk)...........         2,301             1966         1966         16-40 Years
    Glen Burnie...................         1,717             1958         1958         22-33 Years
    Hagerstown....................         1,239             1966         1966         13-40 Years
                                        --------
        Total Maryland............         9,931
                                        --------
CONNECTICUT
    Newington.....................         1,427             1965         1965         15-40 Years
    Waterbury.....................         1,669             1969         1969         23-40 Years
                                        --------
        Total Connecticut.........         3,096
                                        --------
MASSACHUSETTS
    Chicopee......................         1,694             1969         1969         20-40 Years
    Springfield(4)................            48             1993         1966          30 Years
                                        --------
        Total Massachusetts.......         1,742
                                        --------
TEXAS
    Dallas Lewisville.............           624             1989         1990         28-30 Years
    Mesquite......................         1,249             1988         1990         28-30 Years
    Skillman......................         1,633             1988         1990         27-30 Years
                                        --------
        Total Texas...............         3,506
                                        --------
TOTAL SHOPPING CENTERS............       121,260
                                        --------

(Continued)

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                          COLUMN C                                         COLUMN E
                                                   -----------------------                    ----------------------------------
                                                                                COLUMN D
                                                       INITIAL COST TO       --------------         GROSS AMOUNT AT WHICH
                                                         COMPANY(1)              COSTS            CARRIED AT CLOSE OF PERIOD
             COLUMN A                 COLUMN B     -----------------------    CAPITALIZED     ----------------------------------
----------------------------------  ------------             BUILDINGS AND     SUBSEQUENT               BUILDINGS AND
           DESCRIPTION              ENCUMBRANCES    LAND     IMPROVEMENTS    TO ACQUISITION    LAND     IMPROVEMENTS    TOTAL(2)
----------------------------------  ------------   -------   -------------   --------------   -------   -------------   --------
WAREHOUSE/INDUSTRIAL
    NEW JERSEY
    East Brunswick................          --          --         4,772           2,844                      7,616        7,616
    East Hanover..................       8,210*        576         7,752           6,904          691        14,541       15,232
    Edison........................       2,455*        705         2,839           1,235          704         4,075        4,779
    Garfield......................       1,249          96         8,068           3,808           96        11,876       11,972
                                      --------     -------      --------        --------      --------     --------     --------
        Total Warehouse/
          Industrial..............      11,914       1,377        23,431          14,791        1,491        38,108       39,599
                                      --------     -------      --------        --------      --------     --------     --------
OTHER PROPERTIES
  NEW JERSEY
    Paramus.......................       1,225          --         8,345           2,201           --        10,546       10,546
    Montclair.....................          --          66           470             329           66           799          865
    Rahway........................          --          --            --              25           --            25           25
  NEW YORK
    825 7th Ave. Manhattan........          --          --         8,870              --           --         8,870        8,870
                                      --------     -------      --------        --------      --------     --------     --------
        Total Other Properties....       1,225          66        17,685           2,555           66        20,240       20,306
                                      --------     -------      --------        --------      --------     --------     --------
LEASEHOLD IMPROVEMENTS AND
  EQUIPMENT                                                                                                   9,101        9,101
                                                                                                           --------     --------
TOTAL --
  DECEMBER 31, 1996...............    $233,353     $51,918     $ 196,219        $140,060      $61,278     $ 336,020     $397,298
                                      ========     =======      ========        ========      ========     ========     ========


                                                                                           COLUMN I
                                        COLUMN F                                    ----------------------
                                    ----------------      COLUMN G       COLUMN H       LIFE ON WHICH
             COLUMN A                 ACCUMULATED      ---------------   --------   DEPRECIATION IN LATEST
----------------------------------  DEPRECIATION AND       DATE OF         DATE        INCOME STATEMENT
           DESCRIPTION                AMORTIZATION     CONSTRUCTION(3)   ACQUIRED        IS COMPUTED
----------------------------------  ----------------   ---------------   --------   ----------------------
WAREHOUSE/INDUSTRIAL
    NEW JERSEY
    East Brunswick................         3,645           1972           1972         19-40 Years
    East Hanover..................         8,159        1963-1967         1963         5-40 Years
    Edison........................         1,821           1954           1982         17-25 Years
    Garfield......................         8,088           1942           1959         17-33 Years
                                        --------
        Total Warehouse/
          Industrial..............        21,713
                                        --------
OTHER PROPERTIES
  NEW JERSEY
    Paramus.......................         2,361           1967           1987         33-40 Years
    Montclair.....................           488           1972           1972          15 Years
    Rahway........................            23           1972           1972          14 Years
  NEW YORK
    825 7th Ave. Manhattan........           129           1963           1996          39 Years
                                        --------
        Total Other Properties....         3,001
                                        --------
LEASEHOLD IMPROVEMENTS AND
  EQUIPMENT                                5,075                                       3-20 Years
                                        --------
TOTAL --
  DECEMBER 31, 1996...............      $151,049
                                        ========

---------------

* These encumbrances are cross collateralized under a blanket mortgage in the amount of $227,000,000 at December 31, 1996.

Notes
(1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to the date -- See Column H.

(2) Aggregate cost is approximately the same for Federal income tax purposes.

(3) Date of original construction -- many properties have had substantial renovation or additional construction -- see Column D.

(4) Building on these properties were demolished in 1993. As a result, the cost of the buildings and improvements, net of accumulated depreciation, were transferred to land. In addition, the cost of the land in Kearny is net of a $1,615,000 insurance recovery.

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (AMOUNTS IN THOUSANDS)

     The following is a reconciliation of real estate assets and accumulated depreciation:

                                                             YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                          DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                                          -----------------   -----------------   -----------------
REAL ESTATE
  Balance at beginning of period........................      $ 382,476           $ 365,832           $ 340,415
  Additions during the period:
     Land...............................................             --                 161                 989
     Buildings & improvements...........................         14,822              16,635              24,428
                                                               --------            --------            --------
                                                                397,298             382,628             365,832
  Less: Cost of assets written-off......................             --                 152                  --
                                                               --------            --------            --------
  Balance at end of period..............................      $ 397,298           $ 382,476           $ 365,832
                                                               ========            ========            ========
ACCUMULATED DEPRECIATION
  Balance at beginning of period........................      $ 139,495           $ 128,705           $ 118,742
  Additions charged to operating expenses...............         11,589              10,790               9,963
                                                               --------            --------            --------
                                                                151,084             139,495             128,705
  Less: Accumulated depreciation on assets
     written-off........................................             35                  --                  --
                                                               --------            --------            --------
  Balance at end of period..............................      $ 151,049           $ 139,495           $ 128,705
                                                               ========            ========            ========