Form 10-K405/A
period 1996-12-31
VORNADO REALTY TRUST
filed 1997-09-10
CIK 899689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 3

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Proxy Statement for Annual Meeting of Shareholders held on May 28, 1997.

================================================================================

     THIS FORM 10-K/A AMENDS THE COMPANY'S ANNUAL REPORT ON FORM 10-K PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 13, 1997 AND AMENDED ON JULY 18, 1997 AND AUGUST 21, 1997.

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

- ---------------

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

     To date, the Company's primary focus has been on shopping centers. The Company may expand its focus by utilizing its senior management's skills and its access to capital to take advantage of strategic opportunities to acquire additional real estate assets or interests therein, mortgage loans secured by underlying real estate and companies that own real estate. Acquisitions may include, among others, assets or interests in the retail, office building, hotel and residential sectors in the geographic areas where it presently operates (Northeast and Midatlantic regions of the United States) or in other markets with similar attributes. Investments are not necessarily required to be based on specific allocation by type of property. The Company has historically held its properties for long-term investment; however, it is possible that properties in the portfolio may be sold in whole or in part, as circumstances warrant, from time to time. Further, the Company has not adopted a policy that limits the amount or percentage of assets which would be invested in a specific property.

     It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through equity offerings or debt financing, although there is no express policy with respect thereto. The Company may offer its shares in exchange for property and repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future.

     While the Company may seek the vote of its shareholders in connection with any particular material transaction, generally the Company's activities are reviewed and may be modified from time to time by its Board of Trustees without the vote of shareholders.

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

                                                                                 LEASABLE BUILDING
                                                                                  SQUARE FOOTAGE
                                                                             -------------------------
                                                        YEAR                                OWNED BY      NUMBER       AVERAGE
                                                     ORIGINALLY     LAND       OWNED/      TENANT ON        OF        ANNUALIZED
                                                      DEVELOPED     AREA     LEASED BY    LAND LEASED    TENANTS      BASE RENT
                     LOCATION                        OR ACQUIRED   (ACRES)    COMPANY     FROM COMPANY   12/31/96   PER SQ. FT.(1)
- ---------------------------------------------------  -----------   -------   ----------   ------------   --------   --------------
SHOPPING CENTERS
  NEW JERSEY
    Atlantic City..................................      1965        17.7       135,774            --        --             --
    Bordentown.....................................      1958        31.2       178,678            --         4         $ 6.54
    Bricktown......................................      1968        23.9       259,888         2,764        19          10.22
    Cherry Hill....................................      1964        37.6       231,142        63,511        13           8.38
    Delran.........................................      1972        17.5       167,340         1,200         5           5.32
    Dover..........................................      1964        19.6       172,673            --        12           5.87
    East Brunswick.................................      1957        19.2       219,056        10,400         7          11.45
    East Hanover...................................      1962        24.6       271,066            --        16          10.21
    Hackensack.....................................      1963        21.3       207,548        59,249        19          14.75
    Jersey City....................................      1965        16.7       222,478         3,222        10          11.99
    Kearny.........................................      1959        35.3        41,518        62,471         4           6.47
    Lawnside.......................................      1969        16.4       145,282            --         3           9.07
    Lodi...........................................      1975         8.7       130,000            --         1           8.50
    Manalapan......................................      1971        26.3       194,265         2,000         7           8.84
    Marlton........................................      1973        27.8       173,238         6,836        10           8.29
    Middletown.....................................      1963        22.7       179,584        52,000        21          12.25
    Morris Plains..................................      1985        27.0       171,493         1,000        18          11.04
    North Bergen...................................      1959         4.6         6,515        55,597         3          25.78
    North Plainfield(4)............................      1989        28.7       217,360            --        16           8.71


                                                                                             LEASE
                                                                                          EXPIRATION/
                                                     PERCENT                                OPTION
                     LOCATION                        LEASED       PRINCIPAL TENANTS       EXPIRATION
- ---------------------------------------------------  -------   ------------------------   -----------
SHOPPING CENTERS
  NEW JERSEY
    Atlantic City..................................     --     --
    Bordentown.....................................    100%    Bradlees(2)(3)             2001/2021
                                                               Shop-Rite                  2011/2016
    Bricktown......................................     99%    Caldor                     2008/2028
                                                               Shop-Rite                  2002/2017
    Cherry Hill....................................     94%    Bradlees(2)(3)             2006/2026
                                                               Drug Emporium                 2002
                                                               Shop & Bag                 2007/2017
                                                               Toys "R" Us                2012/2042
    Delran.........................................     95%    Sam's Wholesale            2011/2021
    Dover..........................................     97%    Ames                       2017/2037
                                                               Shop-Rite                  2012/2022
    East Brunswick.................................    100%    Bradlees(3)                2003/2023
                                                               Shoppers World             2007/2012
                                                               T.J. Maxx                     1999
    East Hanover...................................     97%    Home Depot                 2009/2019
                                                               Marshalls                  2004/2009
                                                               Pathmark                   2001/2024
                                                               Todays Man                 2009/2014
    Hackensack.....................................     96%    Bradkees(3)                2012/2017
                                                               Pathmark                   2014/2024
                                                               Rickel Home Center         2003/2013
    Jersey City....................................     92%    Bradlees(3)                2002/2022
                                                               Shop-Rite                  2008/2028
    Kearny.........................................     89%    Pathmark                   2013/2033
                                                               Rickel Home Center            2008
    Lawnside.......................................    100%    Home Deposit               2012/2027
                                                               Drug Emporium                 2007
    Lodi...........................................    100%    National Wholesale
                                                               Liquidators                2013/2023
    Manalapan......................................    100%    Bradlees(3)                2002/2022
                                                               Grand Union                2012/2022
    Marlton........................................    100%    Kohl's(2)(3)               2011/2031
                                                               Shop-Rite                  1999/2009
    Middletown.....................................     96%    Bradlees(3)                2002/2022
                                                               Grand Union                2009/2029
    Morris Plains..................................     97%    Caldor                     2002/2023
                                                               Shop-Rite                     2002
    North Bergen...................................    100%    A&P                        2012/2032
    North Plainfield(4)............................     96%    KMart                      2006/2016
                                                               Pathmark                   2001/2011

                                                                                 LEASABLE BUILDING
                                                                                  SQUARE FOOTAGE
                                                                             -------------------------
                                                        YEAR                                OWNED BY      NUMBER       AVERAGE
                                                     ORIGINALLY     LAND       OWNED/      TENANT ON        OF        ANNUALIZED
                                                      DEVELOPED     AREA     LEASED BY    LAND LEASED    TENANTS      BASE RENT
                     LOCATION                        OR ACQUIRED   (ACRES)    COMPANY     FROM COMPANY   12/31/96   PER SQ. FT.(1)
- ---------------------------------------------------  -----------   -------   ----------   ------------   --------   --------------
    Totowa.........................................      1957        40.5       201,471        93,613         8          15.96
    Turnersville...................................      1974        23.3        89,453         6,513         3           5.98
    Union..........................................      1962        24.1       257,045            --        12          17.48
    Vineland.......................................      1966        28.0       143,257            --         4           6.95
    Watchung.......................................      1959        53.8        49,979       115,660         6          17.80
    Woodbridge.....................................      1959        19.7       232,755         3,614        10          13.00
  NEW YORK
    14th Street and Union Square, Manhattan........      1993         0.8       231,770            --         1           9.92
    Albany (Menands)...............................      1965        18.6       140,529            --         2           6.35
    Buffalo (Amherst)(4)...........................      1968        22.7       184,832       111,717        10           6.71
    Coram(4).......................................      1976         2.4       103,000            --         1           2.22
    Freeport.......................................      1981        12.5       166,587            --         3          11.50
    New Hyde Park(4)...............................      1976        12.5       101,454            --         1          13.55
    North Syracuse(4)..............................      1976        29.4        98,434            --         1           2.74
    Rochester (Henrietta)(4).......................      1971        15.0       147,812            --         1           5.86
    Rochester......................................      1966        18.4       176,261            --         1           6.05
  PENNSYLVANIA
    Allentown......................................      1957        86.8       262,607       356,938        19           9.63


                                                                                             LEASE
                                                                                          EXPIRATION/
                                                     PERCENT                                OPTION
                     LOCATION                        LEASED       PRINCIPAL TENANTS       EXPIRATION
- ---------------------------------------------------  -------   ------------------------   -----------
    Totowa.........................................     97%    Bradlees(3)                2013/2028
                                                               Home Depot                 2015/2025
                                                               Marshall's                 2007/2012
    Turnersville...................................    100%    Bradlees(2)(3)             2011/2031
    Union..........................................    100%    Bradlees(3)                2002/2022
                                                               Toys "R" Us                   2015
                                                               Cost Cutter Drug              2000
    Vineland.......................................     51%    Rickel Home Center         2005/2010
    Watchung.......................................     96%    BJ Wholesale                  2024
    Woodbridge.....................................     96%    Bradlees(3)                2002/2022
                                                               Foodtown                   2007/2014
                                                               Syms                          2000
  NEW YORK
    14th Street and Union Square, Manhattan........    100%    Bradlees                   2019/2029
    Albany (Menands)...............................    100%    Fleet Bank                 2004/2014
                                                               Albany Public Mkts.(5)        2000
    Buffalo (Amherst)(4)...........................     96%    Circuit City                  2017
                                                               Media Play                 2002/2017
                                                               MJ Design                  2006/2017
                                                               Toys "R" Us                   2013
                                                               TJ Maxx                       1999
    Coram(4).......................................    100%    May Department                2011
                                                               Stores(5)
    Freeport.......................................    100%    Home Depot                 2011/2021
                                                               Cablevision                   2004
    New Hyde Park(4)...............................    100%    Bradlees(6)                2019/2029
    North Syracuse(4)..............................    100%    Reisman Properties            2014
    Rochester (Henrietta)(4).......................     47%    Hechinger(5)               2005/2025
    Rochester......................................     41%    Hechinger(5)               2005/2025
  PENNSYLVANIA
    Allentown......................................     98%    Hechinger                  2011/2031
                                                               Shop-Rite                  2011/2021
                                                               Burlington Coat Factory       2017
                                                               Wal-Mart                   2024/2094
                                                               Sam's Wholesale            2024/2094
                                                               TJ Maxx                    1998/2008

                                                                                 LEASABLE BUILDING
                                                                                  SQUARE FOOTAGE
                                                                             -------------------------
                                                        YEAR                                OWNED BY      NUMBER       AVERAGE
                                                     ORIGINALLY     LAND       OWNED/      TENANT ON        OF        ANNUALIZED
                                                      DEVELOPED     AREA     LEASED BY    LAND LEASED    TENANTS      BASE RENT
                     LOCATION                        OR ACQUIRED   (ACRES)    COMPANY     FROM COMPANY   12/31/96   PER SQ. FT.(1)
- ---------------------------------------------------  -----------   -------   ----------   ------------   --------   --------------
    Bensalem.......................................      1972        23.2       208,174         6,714        13           7.49
    Bethlehem......................................      1966        23.0       157,212         2,654        12           4.76
    Broomall.......................................      1966        21.0       145,776        22,355         5           8.31
    Glenolden......................................      1975        10.0       101,235            --         3          14.75
    Lancaster......................................      1966        28.0       179,982            --         7           4.28
    Levittown......................................      1964        12.8       104,448            --         1           5.98
    10th and Market Streets, Philadelphia..........      1994         1.8       271,300            --         2           7.94
    Upper Moreland.................................      1974        18.6       122,432            --         1           7.50
    York...........................................      1970        12.0       113,294            --         3           4.64
  MARYLAND
    Baltimore (Belair Rd)..........................      1962        16.0       205,723            --         3           4.83
    Baltimore (Towson).............................      1968        14.6       146,393         6,800         7           9.62
    Baltimore (Dundalk)............................      1966        16.1       183,361            --        17           6.48
    Glen Burnie....................................      1958        21.2       117,369         3,100         4           5.90
    Hagerstown.....................................      1966        13.9       133,343        14,965         6           3.01
  CONNECTICUT
    Newington......................................      1965        19.2       134,229        45,000         4           6.24
    Waterbury......................................      1969        19.2       139,717         2,645        10           7.64
  MASSACHUSETTS
    Chicopee.......................................      1969        15.4       112,062         2,851         3           4.85
    Milford(4).....................................      1976        14.7        83,000            --         1           5.26
    Springfield....................................      1966        17.4         8,016       117,044         2          11.25


                                                                                             LEASE
                                                                                          EXPIRATION/
                                                     PERCENT                                OPTION
                     LOCATION                        LEASED       PRINCIPAL TENANTS       EXPIRATION
- ---------------------------------------------------  -------   ------------------------   -----------
    Bensalem.......................................     89%    (2)(3)                     2011/2031
                                                               Shop-Rite                  2011/2031
    Bethlehem......................................     78%    Pathmark                   2000/2023
                                                               Super Petz                 2005/2015
    Broomall.......................................    100%    Bradlees(2)(3)             2006/2026
    Glenolden......................................    100%    Bradlees(2)(3)             2012/2022
    Lancaster......................................     50%    Weis Markets               1998/2018
    Levittown......................................    100%    (2)(3)                     2006/2026
    10th and Market Streets, Philadelphia..........     62%    Kimco Realty Corporation   2010/2035
    Upper Moreland.................................    100%    Sam's Wholesale(2)         2010/2015
    York...........................................    100%    Builders Square            2009/2018
  MARYLAND
    Baltimore (Belair Rd)..........................    100%    Bib B Food                 1999/2004
                                                               Warehouse Y? Innovatyve    2002/2007
    Baltimore (Towson).............................    100%    Staples                       2004
                                                               Cost Saver Supermarket     2000/2020
                                                               Drug Emporium              1999/2004
    Baltimore (Dundalk)............................     97%    A&P                        1997/2007
                                                               Ollie's                    1998/2008
                                                               Manor Shops                   1998
    Glen Burnie....................................     78%    Pathmark Stores, Inc(5)       2005
    Hagerstown.....................................    100%    Big Lots                   2002/2012
                                                               Pharmhouse                 2008/2012
                                                               Weis Markets               1999/2009
  CONNECTICUT
    Newington......................................    100%    (3)                        2002/2022
                                                               The Wiz                    2007/2027
    Waterbury......................................    100%    Toys "R" Us                   2010
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

                                                                                 LEASABLE BUILDING
                                                                                  SQUARE FOOTAGE
                                                                             -------------------------
                                                        YEAR                                OWNED BY      NUMBER       AVERAGE
                                                     ORIGINALLY     LAND       OWNED/      TENANT ON        OF        ANNUALIZED
                                                      DEVELOPED     AREA     LEASED BY    LAND LEASED    TENANTS      BASE RENT
                     LOCATION                        OR ACQUIRED   (ACRES)    COMPANY     FROM COMPANY   12/31/96   PER SQ. FT.(1)
- ---------------------------------------------------  -----------   -------   ----------   ------------   --------   --------------
  TEXAS
    Lewisville.....................................      1990        13.3        34,893         1,204        14          13.60
    Mesquite.......................................      1990         5.5        71,246            --        14          13.90
    Dallas.........................................      1990         9.9        99,733            --         8           9.25
                                                                   -------   ----------   ------------      ---         ------
        Total Shopping Centers.....................                1,182.1    8,785,082     1,233,637       411           9.09
                                                                   -------   ----------   ------------      ---         ------
WAREHOUSE/INDUSTRIAL
  E. Brunswick.....................................      1972        16.1       325,800            --         2           2.17
  E. Hanover.......................................  1963-1967       45.5       941,429            --        12           3.64
  Edison...........................................      1982        18.7       272,071            --         1           2.75
  Garfield.........................................      1959        31.6       486,620            --         3           3.46
                                                                   -------   ----------   ------------      ---         ------
        Total Warehouse/Industrial.................                 111.9     2,025,920            --        18           3.19
                                                                   -------   ----------   ------------      ---         ------
OTHER PROPERTIES
  Paramus(4).......................................      1987         3.4       118,225            --        25          17.29
  Montclair........................................      1972         1.6        16,928            --         1          17.00
  Rahway(4)........................................      1972          --        32,000            --         1           4.88
  Manhattan, NY(8).................................      1966         0.5       149,000            --         1           7.65
                                                                   -------   ----------   ------------      ---         ------
        Total Other Properties.....................                   5.5       316,153            --        28          10.61
                                                                   -------   ----------   ------------      ---         ------
        Grand Total................................                1,299.5   11,127,155     1,233,637       457         $ 8.13
                                                                   =======    =========   =============  ========   =============


                                                                                             LEASE
                                                                                          EXPIRATION/
                                                     PERCENT                                OPTION
                     LOCATION                        LEASED       PRINCIPAL TENANTS       EXPIRATION
- ---------------------------------------------------  -------   ------------------------   -----------
  TEXAS
    Lewisville.....................................     88%    Albertson's(7)                2055
    Mesquite.......................................     95%
    Dallas.........................................     80%    Albertson's(7)                2055
                                                     -------
        Total Shopping Centers.....................     90%
                                                     -------
WAREHOUSE/INDUSTRIAL
  E. Brunswick.....................................     97%    Popsicle Playwear          2000/2005
                                                               IFB Apparel                2001/2006
  E. Hanover.......................................     94%    Various Tenants
  Edison...........................................    100%    White Cons. Ind.           1998/2001
  Garfield.........................................     38%    Popular Services of
                                                               Various Tenants               2007
                                                     -------
        Total Warehouse/Industrial.................     81%
                                                     -------
OTHER PROPERTIES
  Paramus(4).......................................     65%
  Montclair........................................    100%
  Rahway(4)........................................    100%
  Manhattan, NY(8).................................    100%    American Broadcasting
                                                               Companies                     1999
                                                     -------
        Total Other Properties.....................     87%
                                                     -------
        Grand Total................................     89%
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

                                     APPROXIMATE      APPROXIMATE
                                     LAND SQUARE    BUILDING SQUARE          AVERAGE                                     LEASE
                                       FOOTAGE         FOOTAGE/            ANNUALIZED                                  EXPIRATION/
                                       ("SF")           NUMBER              BASE RENT      PERCENT                       OPTION
    LOCATION            OWNERSHIP    OR ACREAGE        OF FLOORS         PER SQ. FOOT(1)   LEASED        TENANTS       EXPIRATION
- ----------------        ---------   -------------   ---------------      ---------------   -------   ----------------  ----------
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

- ---------------
(1) Average annualized base rent per square foot does not include rent for leases which had not commenced as of December 31, 1996.

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

                                     PRINCIPAL OCCUPATION, POSITION AND OFFICE (CURRENT AND
         NAME            AGE      DURING PAST FIVE YEARS WITH VORNADO UNLESS OTHERWISE STATED)
- -----------------------  ---     --------------------------------------------------------------
Steven Roth............   55     Chairman of the Board, Chief Executive Officer and Chairman of
                                 the Executive Committee of the Board; the Managing General
                                 Partner of Interstate Properties, a developer and operator of shopping centers and an investor in securities and
                                 partnerships; Chief Executive Officer of Alexander's, Inc.
                                 since March 2, 1995 and a Director since 1989; Director of
                                 Insituform Technologies, Inc.
Michael D.                40     President and a Trustee since December 2, 1996; Director of
  Fascitelli...........          Alexander's, Inc. since December 2, 1996; Partner at Goldman,
                                 Sachs & Co. in charge of its real estate practice from
                                 December 1992 to December 1996; and Vice President at Goldman,
                                 Sachs & Co., prior to December 1992.
Richard T. Rowan.......   50     Vice President -- Real Estate
Joseph Macnow..........   51     Vice President -- Chief Financial Officer; Vice
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

- ---------------
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

- ---------------
(1) Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of Operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures employed by other REITs since a number of REITs, including the Company's, method of calculating funds from operations is different from that used by NAREIT. Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee income.

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
                                                                ===========     ===========

     Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of Operating performance and along with cash flow from operating activities, financing activities, and investing activities it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures employed by other REITs since a number of REITs, including the Company's, method of calculating funds from operations is different from that used by NAREIT. Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee income. Below are the cash flows provided by (used in) operating, investing and financing activities:

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
                                    ======     ========   ========      =======       =======       =======

- ---------------
* Includes $3,435 in unrealized gains attributable to the Company's investment in the common stock of Alexander's, Inc. (see Note 3).

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

- ---------------
* Reflects a reduction of $3,435 to the Company's investment in Alexander's as a result of the change from fair value to the equity method of accounting.

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

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1996             1995
                                                                 ------------     ------------
    Expected volatility........................................      26%              26%
    Expected life..............................................    5 years          5 years
    Risk-free interest rate....................................      5.6%             7.1%
    Expected dividend yield....................................      5.1%             6.0%

                              VORNADO REALTY TRUST

     A summary of the Plan's status, and changes during the years then ended, is presented below:

                                               DECEMBER 31, 1996                DECEMBER 31, 1995
                                        -------------------------------   -----------------------------
                                                       WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                          SHARES        EXERCISE PRICE     SHARES       EXERCISE PRICE
                                        ----------     ----------------   --------     ----------------
Outstanding at January 1..............     539,940          $24.53         557,568          $21.35
Granted...............................   1,870,750           46.27          75,000           35.50
Exercised.............................    (340,997)          19.51         (92,628)          14.30
                                         ---------          ------        --------          ------
Outstanding at December 31............   2,069,693          $45.01         539,940          $24.53
                                         =========          ======        ========          ======
Options exercisable at December 31....     210,385                         442,506
                                         =========                        ========
Weighted-average fair value of options
  granted during the year ended
  December 31 (per option)............       $9.50                           $7.24

     The following table summarizes information about options outstanding under the Plan at December 31, 1996:

                                        OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                    -----------------------------------------------------------     --------------------------------------
                         NUMBER           WEIGHTED-AVERAGE                               NUMBER
   RANGE OF          OUTSTANDING AT          REMAINING         WEIGHTED-AVERAGE      EXERCISABLE AT       WEIGHTED-AVERAGE
EXERCISE PRICES     DECEMBER 31, 1996     CONTRACTUAL LIFE      EXERCISE PRICE      DECEMBER 31, 1996      EXERCISE PRICE
- ---------------     -----------------     ----------------     ----------------     -----------------     ----------------
  $ 12 to $23              26,434             6.0 Years              $ 22                 26,434                $ 22
    34 to  38             293,259             8.1 Years                36                183,951                  35
           47           1,750,000            10.0 Years                47                     --                  --
                       ----------           -----------        ---- ------               -------            ---- ---
  $ 12 to $47           2,069,693             8.0 Years              $ 45                210,385                $ 34
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

- ---------------
 * The total for the year differs from the sum of the quarters as a result of weighting.

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

EXHIBIT NO.
- -----------
     11       Statement Re Computation of Per Share Earnings.
     12       Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and
              Preferred Share Dividend Requirements
     21       Subsidiaries of the Registrant.
     23       Consent of Independent Auditors to Incorporation by Reference.
     27       Financial Data Schedule.

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

                                          Date:     September 10, 1997

                                          --------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       SIGNATURE                              TITLE                   DATE
     ---------------------------------------------   -----------------------   -------------------

By:                 /s/ STEVEN ROTH                  Chairman of the Board      September 10, 1997
     ---------------------------------------------     of Trustees
                     (Steven Roth)                     (Principal Executive
                                                       Officer)

By:            /s/ MICHAEL D. FASCITELLI             President and Trustee      September 10, 1997
     ---------------------------------------------
                (Michael D. Fascitelli)

By:                /s/ JOSEPH MACNOW                 Vice President -- Chief    September 10, 1997
     ---------------------------------------------     Financial Officer and
                    (Joseph Macnow)                    Controller (Principal
                                                       Financial and
                                                       Accounting Officer)

By:              /s/ DAVID MANDELBAUM                Trustee                    September 10, 1997
     ---------------------------------------------
                  (David Mandelbaum)

By:                /s/ STANLEY SIMON                 Trustee                    September 10, 1997
     ---------------------------------------------
                    (Stanley Simon)

By:              /s/ RONALD G. TARGAN                Trustee                    September 10, 1997
     ---------------------------------------------
                  (Ronald G. Targan)

By:            /s/ RUSSELL B. WIGHT, JR.             Trustee                    September 10, 1997
     ---------------------------------------------
                (Russell B. Wight, Jr.)

By:               /s/ RICHARD R. WEST                Trustee                    September 10, 1997
     ---------------------------------------------
                   (Richard R. West)

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                     COLUMN B                                COLUMN D
                                   ------------     COLUMN C      ------------------------------  COLUMN E
                                                 ---------------                                  --------
             COLUMN A                BALANCE        ADDITIONS               DEDUCTIONS            BALANCE
- ---------------------------------- AT BEGINNING  CHARGED AGAINST  ------------------------------   AT END
           DESCRIPTION               OF YEAR       OPERATIONS          DESCRIPTION        AMOUNT  OF YEAR
- ---------------------------------- ------------  ---------------  ----------------------  ------  --------
                                                           (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996:
  Deducted from accounts
     receivable allowance for                                     Uncollectible accounts
     doubtful accounts............     $578           $ 211       written-off              $214     $575
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
                                       ====            ====                                ====     ====

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                          COLUMN C                                         COLUMN E
                                                   -----------------------                    ----------------------------------
                                                                                COLUMN D
                                                       INITIAL COST TO       --------------         GROSS AMOUNT AT WHICH
                                                         COMPANY(1)              COSTS            CARRIED AT CLOSE OF PERIOD
             COLUMN A                 COLUMN B     -----------------------    CAPITALIZED     ----------------------------------
- ----------------------------------  ------------             BUILDINGS AND     SUBSEQUENT               BUILDINGS AND
           DESCRIPTION              ENCUMBRANCES    LAND     IMPROVEMENTS    TO ACQUISITION    LAND     IMPROVEMENTS    TOTAL(2)
- ----------------------------------  ------------   -------   -------------   --------------   -------   -------------   --------
SHOPPING CENTERS
  NEW JERSEY
    Atlantic City.................    $  2,135*    $   358     $   2,143        $    594      $   358     $   2,737     $  3,095
    Bordentown....................       3,276*        498         3,176           1,134          713         4,095        4,808
    Bricktown.....................       9,919*        929         2,175           9,179          929        11,354       12,283
    Cherry Hill...................       9,706*        915         3,926           3,322          915         7,248        8,163
    Delran........................       2,848*        756         3,184           2,037          756         5,221        5,977
    Dover.........................       3,635*        224         2,330           2,354          205         4,703        4,908
    East Brunswick................       8,205*        319         3,236           3,746          319         6,982        7,301
    East Hanover..................      11,066*        376         3,063           3,439          477         6,401        6,878
    Hackensack....................          --         536         3,293           7,177          536        10,470       11,006
    Jersey City...................      10,381*        652         2,962           1,798          652         4,760        5,412
    Kearny(4).....................          --         279         4,429          (1,295)         290         3,123        3,413
    Lawnside......................       5,708*        851         2,222           1,313          851         3,535        4,386
    Lodi..........................       2,420*        245         2,315             957          245         3,272        3,517
    Manalapan.....................       6,397*        725         2,447           4,959          725         7,406        8,131
    Marlton.......................       5,398*      1,514         4,671             694        1,611         5,268        6,879
    Middletown....................       7,761*        283         1,508           3,950          283         5,458        5,741
    Morris Plains.................       6,600*      1,254         3,140           3,277        1,104         6,567        7,671
    North Bergen(4)...............          --         510         3,390            (955)       2,309           636        2,945
    North Plainfield..............       3,879         500        13,340             329          500        13,669       14,169
    Totowa........................      15,646*      1,097         5,359          11,796        1,097        17,155       18,252
    Turnersville..................       2,116*        900         2,132              75          900         2,207        3,107
    Union.........................      15,975*      1,014         4,527           1,888        1,014         6,415        7,429
    Vineland......................       2,358*        290         1,594           1,253          290         2,847        3,137
    Watchung(4)...................          --         451         2,347           6,733        4,200         5,331        9,531
    Woodbridge....................       8,792*        190         3,047             709          220         3,726        3,946
                                      --------     -------       -------         -------      -------      --------     --------
        Total New Jersey..........     144,221      15,666        85,956          70,463       21,499       150,586      172,085
                                      --------     -------       -------         -------      -------      --------     --------
  NEW YORK
    14th Street and Union Square,
    Manhattan.....................          --      12,566         4,044           3,457       12,581         7,486       20,067
    Albany (Menands)..............          --         460         1,677           2,908          460         4,585        5,045
    Buffalo (Amherst).............       4,863*        402         2,019           2,185          636         3,970        4,606
    Freeport......................       8,021*      1,231         3,273           2,852        1,231         6,125        7,356
    New Hyde Park.................       2,043*         --            --             122           --           122          122
    North Syracuse................          --          --            --              23           --            23           23
    Rochester (Henrietta).........       2,203*         --         2,124           1,173           --         3,297        3,297
    Rochester.....................       2,832*        443         2,870             635          443         3,505        3,948
                                      --------     -------       -------         -------      -------      --------     --------
        Total New York............      19,962      15,102        16,007          13,355       15,351        29,113       44,464
                                      --------     -------       -------         -------      -------      --------     --------


                                                                                           COLUMN I
                                        COLUMN F                                    ----------------------
                                    ----------------      COLUMN G       COLUMN H       LIFE ON WHICH
             COLUMN A                 ACCUMULATED      ---------------   --------   DEPRECIATION IN LATEST
- ----------------------------------  DEPRECIATION AND       DATE OF         DATE        INCOME STATEMENT
           DESCRIPTION                AMORTIZATION     CONSTRUCTION(3)   ACQUIRED        IS COMPUTED
- ----------------------------------  ----------------   ---------------   --------   ----------------------
SHOPPING CENTERS
  NEW JERSEY
    Atlantic City.................      $  1,820             1965         1965         14-40 Years
    Bordentown....................         3,511             1958         1958         10-40 Years
    Bricktown.....................         3,946             1968         1968         27-40 Years
    Cherry Hill...................         4,549             1964         1964         15-40 Years
    Delran........................         2,575             1972         1972         20-40 Years
    Dover.........................         2,537             1964         1964         16-40 Years
    East Brunswick................         4,592             1957         1957         13-33 Years
    East Hanover..................         3,873             1962         1962         16-40 Years
    Hackensack....................         3,828             1963         1963         17-40 Years
    Jersey City...................         3,283             1965         1965         19-40 Years
    Kearny(4).....................           909             1938         1959         28-40 Years
    Lawnside......................         1,892             1969         1969         19-40 Years
    Lodi..........................         2,156             1935         1955         11-27 Years
    Manalapan.....................         3,185             1971         1971         18-40 Years
    Marlton.......................         3,534             1973         1973         21-40 Years
    Middletown....................         2,376             1963         1963         27-40 Years
    Morris Plains.................         3,738             1961         1985         14-19 Years
    North Bergen(4)...............            58             1993         1959          30 Years
    North Plainfield..............         3,464             1955         1989         26-30 Years
    Totowa........................         5,068             1957         1957         22-40 Years
    Turnersville..................         1,599             1974         1974         23-40 Years
    Union.........................         4,571             1962         1962         10-40 Years
    Vineland......................         1,603             1966         1966         22-40 Years
    Watchung(4)...................           377             1994         1959          30 Years
    Woodbridge....................         2,689             1959         1959         11-40 Years
                                         -------
        Total New Jersey..........        71,733
                                         -------
  NEW YORK
    14th Street and Union Square,
    Manhattan.....................           413             1965         1993          40 Years
    Albany (Menands)..............         1,739             1965         1965         27-40 Years
    Buffalo (Amherst).............         2,268             1968         1968         14-40 Years
    Freeport......................         2,412             1981         1981         19-40 Years
    New Hyde Park.................           122             1970         1976          6-7 Years
    North Syracuse................            23             1967         1976         11-12 Years
    Rochester (Henrietta).........         1,890             1971         1971         22-40 Years
    Rochester.....................         2,236             1966         1966         15-40 Years
                                         -------
        Total New York............        11,103
                                         -------

(Continued)

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                          COLUMN C                                         COLUMN E
                                                   -----------------------                    ----------------------------------
                                                                                COLUMN D
                                                       INITIAL COST TO       --------------         GROSS AMOUNT AT WHICH
                                                         COMPANY(1)              COSTS            CARRIED AT CLOSE OF PERIOD
             COLUMN A                 COLUMN B     -----------------------    CAPITALIZED     ----------------------------------
- ----------------------------------  ------------             BUILDINGS AND     SUBSEQUENT               BUILDINGS AND
           DESCRIPTION              ENCUMBRANCES    LAND     IMPROVEMENTS    TO ACQUISITION    LAND     IMPROVEMENTS    TOTAL(2)
- ----------------------------------  ------------   -------   -------------   --------------   -------   -------------   --------
  PENNSYLVANIA
    Allentown.....................       7,696*         70         3,446           9,555          334        12,737       13,071
    Bensalem......................       3,967*      1,198         3,717           1,582        1,198         5,299        6,497
    Bethlehem.....................          --         278         1,806           3,634          278         5,440        5,718
    Broomall......................       3,260*        734         1,675           1,606          850         3,165        4,015
    Glenolden.....................       4,245*        850         1,295             695          850         1,990        2,840
    Lancaster.....................       2,312*        606         2,312           2,475          606         4,787        5,393
    Levittown.....................       2,283*        193         1,231             105          193         1,336        1,529
    10th and Market Streets,
      Philadelphia................          --         933         3,230           4,148          933         7,378        8,311
    Upper Moreland................       3,517*        683         2,497             112          683         2,609        3,292
    York..........................       1,463*        421         1,700           1,233          421         2,933        3,354
                                      --------     -------      --------        --------      --------     --------     --------
        Total Pennsylvania........      28,743       5,966        22,909          25,145        6,346        47,674       54,020
                                      --------     -------      --------        --------      --------     --------     --------
MARYLAND
    Baltimore (Belait Rd).........          --         785         1,333           2,978          785         4,311        5,096
    Baltimore (Towson)............       5,779*        581         2,756             484          581         3,240        3,821
    Baltimore (Dundalk)...........       4,084*        667         1,710           2,952          667         4,662        5,329
    Glen Burnie...................       2,299*        462         1,741             522          462         2,263        2,725
    Hagerstown....................          --         168         1,453             894          168         2,347        2,515
                                      --------     -------      --------        --------      --------     --------     --------
        Total Maryland............      12,162       2,663         8,993           7,830        2,663        16,823       19,486
                                      --------     -------      --------        --------      --------     --------     --------
CONNECTICUT
    Newington.....................       3,042*        502         1,581             525          502         2,106        2,608
    Waterbury.....................       3,889*         --         2,103           1,341          667         2,777        3,444
                                      --------     -------      --------        --------      --------     --------     --------
        Total Connecticut.........       6,931         502         3,684           1,866        1,169         4,883        6,052
                                      --------     -------      --------        --------      --------     --------     --------
MASSACHUSETTS
    Chicopee......................       1,999*        510         2,031             358          510         2,389        2,899
    Springfield(4)................          --         505         1,657             857        2,586           433        3,019
                                      --------     -------      --------        --------      --------     --------     --------
        Total Massachusetts.......       1,999       1,015         3,688           1,215        3,096         2,822        5,918
                                      --------     -------      --------        --------      --------     --------     --------
TEXAS
    Dallas Lewisville.............         764*      2,433         2,271             676        2,469         2,911        5,380
    Mesquite......................       3,445*      3,414         4,704           1,134        3,414         5,838        9,252
    Skillman......................       1,987*      3,714         6,891           1,030        3,714         7,921       11,635
                                      --------     -------      --------        --------      --------     --------     --------
        Total Texas...............       6,196       9,561        13,866           2,840        9,597        16,670       26,267
                                      --------     -------      --------        --------      --------     --------     --------
TOTAL SHOPPING CENTERS............     220,214      50,475       155,103         122,714       59,721       268,571      328,292
                                      --------     -------      --------        --------      --------     --------     --------


                                                                                           COLUMN I
                                        COLUMN F                                    ----------------------
                                    ----------------      COLUMN G       COLUMN H       LIFE ON WHICH
             COLUMN A                 ACCUMULATED      ---------------   --------   DEPRECIATION IN LATEST
- ----------------------------------  DEPRECIATION AND       DATE OF         DATE        INCOME STATEMENT
           DESCRIPTION                AMORTIZATION     CONSTRUCTION(3)   ACQUIRED        IS COMPUTED
- ----------------------------------  ----------------   ---------------   --------   ----------------------
  PENNSYLVANIA
    Allentown.....................         4,059             1957         1957         24-42 Years
    Bensalem......................         3,260             1972         1972         20-40 Years
    Bethlehem.....................         2,717             1966         1966         13-40 Years
    Broomall......................         1,792             1966         1966         13-40 Years
    Glenolden.....................           946             1975         1975         23-40 Years
    Lancaster.....................         2,632             1966         1966         14-40 Years
    Levittown.....................         1,059             1964         1964         14-40 Years
    10th and Market Streets,
      Philadelphia................           296             1977         1994
    Upper Moreland................         1,833             1974         1974         22-40 Years
    York..........................         1,555             1970         1970         19-40 Years
                                        --------
        Total Pennsylvania........        20,149
                                        --------
MARYLAND
    Baltimore (Belait Rd).........         2,743             1962         1962         26-33 Years
    Baltimore (Towson)............         1,931             1968         1968         19-40 Years
    Baltimore (Dundalk)...........         2,301             1966         1966         16-40 Years
    Glen Burnie...................         1,717             1958         1958         22-33 Years
    Hagerstown....................         1,239             1966         1966         13-40 Years
                                        --------
        Total Maryland............         9,931
                                        --------
CONNECTICUT
    Newington.....................         1,427             1965         1965         15-40 Years
    Waterbury.....................         1,669             1969         1969         23-40 Years
                                        --------
        Total Connecticut.........         3,096
                                        --------
MASSACHUSETTS
    Chicopee......................         1,694             1969         1969         20-40 Years
    Springfield(4)................            48             1993         1966          30 Years
                                        --------
        Total Massachusetts.......         1,742
                                        --------
TEXAS
    Dallas Lewisville.............           624             1989         1990         28-30 Years
    Mesquite......................         1,249             1988         1990         28-30 Years
    Skillman......................         1,633             1988         1990         27-30 Years
                                        --------
        Total Texas...............         3,506
                                        --------
TOTAL SHOPPING CENTERS............       121,260
                                        --------

(Continued)

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                          COLUMN C                                         COLUMN E
                                                   -----------------------                    ----------------------------------
                                                                                COLUMN D
                                                       INITIAL COST TO       --------------         GROSS AMOUNT AT WHICH
                                                         COMPANY(1)              COSTS            CARRIED AT CLOSE OF PERIOD
             COLUMN A                 COLUMN B     -----------------------    CAPITALIZED     ----------------------------------
- ----------------------------------  ------------             BUILDINGS AND     SUBSEQUENT               BUILDINGS AND
           DESCRIPTION              ENCUMBRANCES    LAND     IMPROVEMENTS    TO ACQUISITION    LAND     IMPROVEMENTS    TOTAL(2)
- ----------------------------------  ------------   -------   -------------   --------------   -------   -------------   --------
WAREHOUSE/INDUSTRIAL
    NEW JERSEY
    East Brunswick................          --          --         4,772           2,844                      7,616        7,616
    East Hanover..................       8,210*        576         7,752           6,904          691        14,541       15,232
    Edison........................       2,455*        705         2,839           1,235          704         4,075        4,779
    Garfield......................       1,249          96         8,068           3,808           96        11,876       11,972
                                      --------     -------      --------        --------      --------     --------     --------
        Total Warehouse/
          Industrial..............      11,914       1,377        23,431          14,791        1,491        38,108       39,599
                                      --------     -------      --------        --------      --------     --------     --------
OTHER PROPERTIES
  NEW JERSEY
    Paramus.......................       1,225          --         8,345           2,201           --        10,546       10,546
    Montclair.....................          --          66           470             329           66           799          865
    Rahway........................          --          --            --              25           --            25           25
  NEW YORK
    825 7th Ave. Manhattan........          --          --         8,870              --           --         8,870        8,870
                                      --------     -------      --------        --------      --------     --------     --------
        Total Other Properties....       1,225          66        17,685           2,555           66        20,240       20,306
                                      --------     -------      --------        --------      --------     --------     --------
LEASEHOLD IMPROVEMENTS AND
  EQUIPMENT                                                                                                   9,101        9,101
                                                                                                           --------     --------
TOTAL --
  DECEMBER 31, 1996...............    $233,353     $51,918     $ 196,219        $140,060      $61,278     $ 336,020     $397,298
                                      ========     =======      ========        ========      ========     ========     ========


                                                                                           COLUMN I
                                        COLUMN F                                    ----------------------
                                    ----------------      COLUMN G       COLUMN H       LIFE ON WHICH
             COLUMN A                 ACCUMULATED      ---------------   --------   DEPRECIATION IN LATEST
- ----------------------------------  DEPRECIATION AND       DATE OF         DATE        INCOME STATEMENT
           DESCRIPTION                AMORTIZATION     CONSTRUCTION(3)   ACQUIRED        IS COMPUTED
- ----------------------------------  ----------------   ---------------   --------   ----------------------
WAREHOUSE/INDUSTRIAL
    NEW JERSEY
    East Brunswick................         3,645           1972           1972         19-40 Years
    East Hanover..................         8,159        1963-1967         1963         5-40 Years
    Edison........................         1,821           1954           1982         17-25 Years
    Garfield......................         8,088           1942           1959         17-33 Years
                                        --------
        Total Warehouse/
          Industrial..............        21,713
                                        --------
OTHER PROPERTIES
  NEW JERSEY
    Paramus.......................         2,361           1967           1987         33-40 Years
    Montclair.....................           488           1972           1972          15 Years
    Rahway........................            23           1972           1972          14 Years
  NEW YORK
    825 7th Ave. Manhattan........           129           1963           1996          39 Years
                                        --------
        Total Other Properties....         3,001
                                        --------
LEASEHOLD IMPROVEMENTS AND
  EQUIPMENT                                5,075                                       3-20 Years
                                        --------
TOTAL --
  DECEMBER 31, 1996...............      $151,049
                                        ========

- ---------------

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