Form 10-K405/A
period 1997-12-31
VORNADO REALTY TRUST
filed 1998-04-14
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 6

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K/A-1

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

                      Documents Incorporated by Reference

PART III: Proxy Statement for Annual Meeting of Shareholders to be held on May 27, 1998.

This Form 10-K/A-1 Amends Part IV Item. 14(a)(3) of the Company's Amended Annual Report on Form 10-K previously filed with the Securities and Exchange Commission on April 8, 1998 to include Exhibit 10.10.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:


          3. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K/A-1.

EXHIBIT NO.
 -----------
    3.4     Second Amended and Restated Agreement of Limited Partnership,
            of the Operating Partnership, dated as of October 20, 1997.*
    3.5     Amendment to Second Amended and Restated Agreement of Limited
            Partnership of Vornado Realty L.P., dated as of December 16, 1997.*
   10.10    Employment Agreement between Vornado Realty Trust and Irwin
            Goldberg, dated December 11, 1997.**
   10.30    Amended and Restated Revolving Credit Agreement, dated as of
            February 23, 1998, between Vornado Realty L.P.; as Borrower,
            Vornado Realty Trust, as General Partner and Union Bank of
            Switzerland (New York Branch), as Bank, the other banks signatory thereto, each as a bank, Union Bank of Switzerland (New York
            Branch), as Administrative Agent and Citicorp Real Estate, Inc.,
            The Chase Manhattan Bank and Nationsbank, as Syndication Agents.*
   10.35    Contribution Agreement between Vornado Realty Trust, Vornado
            Realty L.P. and the Contributors Signatory thereto -- Merchandise
            Mart Properties, Inc. (DE) and Merchandise Mart Enterprises,Inc.***
   10.36    Sale Agreement executed November 18, 1997, and effective December
            19, 1997, between MidCity Associates, a New York partnership, as
            Seller, and One Penn Plaza LLC, a New York Limited liability company, as purchaser.***
   12       Consolidated Ratios of Earnings to Fixed Charges and
            Combined Fixed Charges and Preferred Share Dividend
            Requirements*
   21       Subsidiaries of the Registrant.*
   23       Consent of Independent Auditors to Incorporation by
            Reference.*
   27.1     Financial Data Schedule.*
   27.2     Financial Data Schedule.*
   27.3     Financial Data Schedule.*

* Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

** Management contract or compensatory plan.

***Previously filed as an Exhibit to the Registrant's Amended Annual Report on Form 10-K/A for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on April 8, 1998.

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

                                          VORNADO REALTY TRUST

                                          By:      /s/ IRWIN GOLDBERG
                                            ------------------------------------
                                              Irwin Goldberg, Vice President,
                                                  Chief Financial Officer

                                          Date:  April 14, 1998
                                                 --------------

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

  EXHIBIT
    NO.
  -------
2.12       -- Amendment to Agreement and Plan of Merger, dated as of
                October 15, 1997, among Vornado Realty Trust, Trees
                Acquisition Subsidiary, Inc. and Arbor Property
                Trust -- Incorporated by reference to Exhibit 2.2 of
                Vornado's Amendment No. 1 to Registration Statement on
                Form S-4 (File No. 333-36835), filed on October 27,
                1997......................................................
2.13       -- Agreement and Plan of Merger, dated as of September 26,
                1997, among Vornado Realty Trust, Atlanta Parent, Inc.,
                Atlanta Storage Acquisition Co. and URS Logistics,
                Inc. -- Incorporated by reference to Exhibit 99.4 of
                Vornado's Current Report on Form 8-K (File No. 001-11954),
                filed on October 8, 1997..................................
2.14       -- Agreement and Plan of Merger, dated as of September 26,
                1997, among Vornado Realty Trust, Portland Parent, Inc.,
                Portland Storage Acquisition Co. and Americold
                Corporation -- Incorporated by reference to Exhibit 99.5
                of Vornado's Current Report on Form 8-K (File No.
                001-11954), filed on October 8, 1997......................
3.1        -- Amended and Restated Declaration of Trust of Vornado,
                amended April 3, 1997 -- Incorporated by reference to
                Exhibit 3.1 of Vornado's Registration Statement on Form
                S-8 (File No. 333-29011), filed on June 12, 1997..........
3.2        -- By-laws of Vornado, as amended on April 28, 1997 -- Incorporated by reference to Exhibit 3(b) of Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 1997
                (File No. 001-11954), filed on May 14, 1997...............
3.3        -- First Amended and Restated Agreement of Limited Partnership
                of the Operating Partnership, dated as of April 15,
                1997 -- Incorporated by reference to Exhibit 3.1 of the
                Operating Partnership's Registration Statement on Form 10
                (File No. 000-22685), filed on June 12, 1997..............
3.4        -- Second Amended and Restated Agreement of Limited Partnership of
                the Operating Partnership, dated as of October 20, 1997 --
                Incorporated by reference to Exhibit 3.4 of Vornado's Annual
                Report on Form 10-K for the year ended December 31, 1997 filed on March 31, 1998 (the "1997 10-K").......................
3.5        -- Amendment to Second Amended and Restated Agreement of
                Limited Partnership of Vornado Realty L.P., dated as of
                December 16, 1997 -- Incorporated by reference to Exhibit 3.5 of the 1997 10-K..........................................
4.1        -- Indenture dated as of November 24, 1993 between Vornado
                Finance Corp. and Bankers Trust Company, as
                Trustee -- Incorporated by reference to Vornado's current
                Report on Form 8-K dated November 24, 1993 (File No.
                001-11954), filed December 1, 1993........................
4.2        -- Specimen certificate representing Vornado's Common Shares of
                Beneficial Interest, par value $0.04 per
                share -- Incorporated by reference to Exhibit 4.1 of
                Amendment No. 1 to Registration Statement on Form S-3
                (File No. 33-62395), filed on October 26, 1995............
 4.3       -- Specimen certificate representing Vornado's $3.25 Series A
                Preferred Shares of Beneficial Interest, liquidation
                preference $50.00 per share -- Incorporated by reference
                to Exhibit 4.2 of Vornado's Current Report on Form 8-K,
                dated April 3, 1997 (File No. 001-11954), filed on April
                8, 1997...................................................
 4.4       -- Articles Supplementary Classifying Vornado's $3.25 Series A
                Preferred Shares of Beneficial Interest, liquidation
                preference $50.00 per share -- Incorporated by reference
                to Exhibit 4.1 of Vornado's Current Report on Form 8-K,
                dated April 3, 1997 (File No. 001-11954), filed on April
                8, 1997...................................................
10.1**     -- Second Amendment, dated as of June 12, 1997, to Vornado's
                1993 Omnibus Share Plan, as amended -- Incorporated by
                reference to Vornado's Registration Statement on Form S-8
                (File No. 333-29011) filed on June 12, 1997...............
10.2       -- Master Agreement and Guaranty, between Vornado, Inc. and
                Bradlees New Jersey, Inc. dated as of May 1,
                1992 -- Incorporated by reference to Vornado's Quarterly
                Report on Form 10-Q for quarter ended March 31, 1992 (File
                No. 001-11954), filed May 8, 1992.........................
10.3       -- Mortgage, Security Agreement, Assignment of Leases and Rents
                and Fixture Filing dated as of November 24, 1993 made by
                each of the entities listed therein, as mortgagors to
                Vornado Finance Corp., as mortgagee -- Incorporated by
                reference to Vornado's Current Report on Form 8-K dated
                November 24, 1993 (File No. 001-11954), filed December 1,
                1993......................................................

**Management contract or compensatory plan.

  EXHIBIT
    NO.
  -------
10.4**     -- 1985 Stock Option Plan as amended -- Incorporated by
                reference to Vornado's Quarterly Report on Form 10-Q for
                quarter ended May 2, 1987 (File No. 001-11954), filed June
                9, 1987...................................................
10.5**     -- Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc.
                1985 Stock Option Plan -- Incorporated by reference to
                Vornado's Quarterly Report on Form 10-Q for quarter ended
                October 26, 1985 (File No. 001-11954), filed December 9,
                1985......................................................
10.6**     -- Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc.
                1985 Stock Option Plan -- Incorporated by reference to
                Vornado's Quarterly Report on Form 10-Q for quarter ended
                May 2, 1987 (File No. 001-11954), filed June 9, 1987......
10.7**     -- Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc.
                1985 Stock Option Plan -- Incorporated by reference to
                Vornado's Quarterly Report on Form 10-Q for quarter ended
                October 26, 1985 (File No. 001-11954), filed December 9,
                1985......................................................
10.8**     -- Employment Agreement between Vornado, Inc. and Joseph Macnow dated January 1, 1992 -- Incorporated by reference to
                Vornado's Annual Report on Form 10-K for the year ended
                December 31, 1991 (File No. 001-11954), filed March 30,
                1992......................................................
10.9**     -- Employment Agreement between Vornado, Inc. and Richard Rowan dated January 1, 1992 -- Incorporated by reference to
                Vornado's Annual Report on Form 10-K for the year ended
                December 31, 1991 (File No. 001-11954), filed March 30,
                1992......................................................
10.10**    -- Employment Agreement between Vornado Realty Trust and Irwin
                Goldberg, dated December 11, 1997.........................
10.11**    -- Employment Agreement between Vornado Realty Trust and
                Michael D. Fascitelli dated December 2,
                1996 -- Incorporated by reference to Vornado's Annual
                Report on Form 10-K for the year ended December 31, 1996
                (File No. 001-11954), filed March 13, 1997................
10.12      -- Promissory Notes from Steven Roth to Vornado, Inc. dated
                December 29, 1992 and January 15, 1993 -- Incorporated by
                reference to Vornado's Annual Report on Form 10-K for the
                year ended December 31, 1992 (File No. 001-11954), filed
                February 16, 1993.........................................
10.13      -- Registration Rights Agreement between Vornado, Inc. and
                Steven Roth Dated December 29, 1992 -- Incorporated by
                reference to Vornado's Annual Report on Form 10-K for the
                year ended December 31, 1992 (File No. 001-11954), filed
                February 16, 1993.........................................
10.14      -- Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 -- Incorporated by reference to
                Vornado's Annual Report on Form 10-K for the year ended
                December 31, 1992 (File No. 001-11954), filed February 16,
                1993......................................................
10.15      -- Promissory Note from Steven Roth to Vornado Realty Trust dated April 15, 1993 and June 17, 1993 -- Incorporated by
                reference to Vornado's Annual Report on Form 10-K for the
                year ended December 31, 1993 (File No. 001-11954), filed
                March 24, 1994............................................
10.16      -- Promissory Note from Richard Rowan to Vornado Realty
                Trust -- Incorporated by reference to Vornado's Annual
                Report on Form 10-K for the year ended December 31, 1993
                (File No. 001-11954), filed March 24, 1994................
10.17      -- Promissory Note from Joseph Macnow to Vornado Realty
                Trust -- Incorporated by reference to Vornado's Annual
                Report on Form 10-K for the year ended December 31, 1993
                (File No. 001-11954), filed March 24, 1994................
10.18      -- Management Agreement between Interstate Properties and
                Vornado, Inc. dated July 13, 1992 -- Incorporated by
                reference to Vornado's Annual Report on Form 10-K for the
                year ended December 31, 1992 (File No. 001-11954), filed
                February 16, 1993.........................................

---------------

** Management contract or compensatory plan

  EXHIBIT
    NO.
  -------
10.19      -- Real Estate Retention Agreement between Vornado, Inc., Keen
                Realty Consultants, Inc. and Alexander's, Inc., dated as
                of July 20, 1992 -- Incorporated by reference to Vornado's
                Annual Report on Form 10-K for the year ended December 31,
                1992 (File No. 001-11954), filed February 16, 1993........
10.20      -- Amendment to Real Estate Retention Agreement dated February
                6, 1995 -- Incorporated by reference to Vornado's Annual
                Report on Form 10-K for the year ended December 31, 1994
                (File No. 001-11954), filed March 23, 1995................
10.21      -- Stipulation between Keen Realty Consultants Inc. and Vornado
                Realty Trust re: Alexander's Retention
                Agreement -- Incorporated by reference to Vornado's annual
                Report on Form 10-K for the year ended December 31, 1993
                (File No. 001-11954), filed March 24, 1994................
10.22      -- Stock Purchase Agreement, dated February 6, 1995, among
                Vornado Realty Trust and Citibank, N.A. -- Incorporated by
                reference to Vornado's Current Report on Form 8-K dated
                February 6, 1995 (File No. 001-11954), filed February 21,
                1995......................................................
10.23      -- Management and Development Agreement, dated as of February
                6, 1995 -- Incorporated by reference to Vornado's Current
                Report on Form 8-K dated February 6, 1995 (File No. 001-
                11954), filed February 21, 1995...........................
10.24      -- Standstill and Corporate Governance Agreement, dated as of
                February 6, 1995 -- Incorporated by reference to Vornado's
                Current Report on Form 8-K dated February 6, 1995 (File
                No. 001-11954), filed February 21, 1995...................
10.25      -- Credit Agreement, dated as of March 15, 1995, among
                Alexander's Inc., as borrower, and Vornado Lending Corp.,
                as lender -- Incorporated by reference from Annual Report
                on Form 10-K for the year ended December 31, 1994 (File
                No. 001-11954), filed March 23, 1995......................
10.26      -- Subordination and Intercreditor Agreement, dated as of March
                15, 1995 among Vornado Lending Corp., Vornado Realty Trust and First Fidelity Bank, National Association --
                Incorporated by reference to Vornado's Annual Report on
                Form 10-K for the year ended December 31, 1994 (File No.
                001-11954), filed March 23, 1995..........................
10.27      -- Revolving Credit Agreement dated as of February 27, 1995 among Vornado Realty Trust, as borrower, and Union Bank of
                Switzerland, as Bank and Administrative Agent -- Incorpo-
                rated by reference to Exhibit 10(F)9 of Vornado's Annual
                Report on Form 10-K for the year ended December 31, 1994
                (File No. 001-11954), filed March 23, 1995................
10.28      -- Form of Intercompany Agreement between Vornado Realty L.P.
                and Vornado Operating, Inc. -- Incorporated by reference
                to Exhibit 10.1 of Amendment No. 1 to Vornado Operating,
                Inc.'s Registration Statement on Form S-11 (File No.
                333-40701), filed on January 23, 1998.....................
10.29      -- Form of Revolving Credit Agreement between Vornado Realty
                L.P. and Vornado Operating, Inc., together with related
                form of Note -- Incorporated by reference to Exhibit 10.2
                of Amendment No. 1 to Vornado Operating, Inc.'s
                Registration Statement on Form S-11 (File No.333-40701)...
10.30      -- Amended and Restated Revolving Credit Agreement, dated as of
                February 23, 1998, between Vornado Realty L.P., as
                Borrower, Vornado Realty Trust, as General Partner and
                Union Bank of Switzerland (New York Branch), as Bank, the
                other banks signatory hereto, each as a bank, Union Bank
                of Switzerland (New York Branch), as Administrative Agent
                and Citicorp Real Estate, Inc., The Chase Manhattan Bank
                and Nationsbank, as Syndication Agents -- Incorporated by
                reference to Exhibit 10.29 of the 1997 10-K...............
10.31      -- Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units
                listed on Schedule A thereto -- Incorporated by reference
                to Exhibit 10.2 of Vornado's Current Report on Form 8-K
                (File No. 001-11954), filed on April 30, 1997.............

  EXHIBIT
    NO.
  -------
10.32      -- Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, the Mendik Company, L.P., and
                Bernard H. Mendik -- Incorporated by reference to Exhibit
                10.3 of Vornado's Current Report on Form 8-K (File No.
                001-11954), filed on April 30, 1997.......................
10.33      -- Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik Company, L.P. and
                David R. Greenbaum -- Incorporated by reference to Ex-
                hibit 10.4 of Vornado's Current Report on Form 8-K (File
                No. 001-11954), filed on April 30, 1997...................
10.34      -- Agreement, dated September 28, 1997, between Atlanta Parent
                Incorporated, Portland Parent Incorporated and Crescent
                Real Estate Equities, Limited Partnership -- Incorporated
                by reference to Exhibit 99.6 of Vornado's Current Report
                on Form 8-K (File No. 001-11954), filed on October 8,
                1997......................................................
10.35      -- Contribution Agreement between Vornado Realty Trust, Vornado
                Realty L.P. and The Contributors Signatory -- thereto --
                Merchandise Mart Properties, Inc. (DE) and Merchandise Mart
                Enterprises, Inc. Incorporated by reference to Exhibit 10.34 to 1997 10-K/A.............................................
10.36      -- Sale Agreement executed November 18, 1997, and effective December
                19, 1997, between MidCity Associates, a New York partnership, as
                Seller, and One Penn Plaza LLC, a New York Limited liability company; as purchaser. Incorporated by reference to Exhibit
                10.35 to 1997 10-K/A......................................
12         -- Consolidated Ratios of Earnings to Fixed Charges and Combined
                Fixed Charges and Preferred Share Dividend Requirements
                -- Incorporated by reference to Exhibit No. 12 of the 1997
                10-K......................................................
13         -- Not applicable..............................................
16         -- Not applicable..............................................
18         -- Not applicable..............................................
19         -- Not applicable..............................................
21         -- Subsidiaries of the Registrant -- Incorporated by reference to Exhibit No. 21 of the 1997 10-K..........................
22         -- Not applicable..............................................
23         -- Consent of independent auditors to incorporation by
                reference -- Incorporated by reference to Exhibit No. 23 of the 1997 10-K.............................................
25         -- Not applicable..............................................
27.1       -- Financial Data Schedule -- Incorporated by reference to
              Exhibit No. 27.1 of the 1997 10-K.............................
27.2       -- Financial Data Schedule -- Incorporated by reference to
              Exhibit No. 27.2 of the 1997 10-K.............................
27.3       -- Financial Data Schedule -- Incorporated by reference to
              Exhibit No. 27.3 of the 1997 10-K.............................
29         -- Not applicable..............................................