Form 10-Q
period 1998-06-30
VORNADO REALTY TRUST
filed 1998-08-13
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 24

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 1998

                                       or

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

                                 /X/ Yes /  / No

         As of July 24, 1998 there were 83,327,904 common shares outstanding.

                              VORNADO REALTY TRUST

                                      INDEX

                                                                     Page Number

PART I.           FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of June 30, 1998 and
                  December 31, 1997............................................3

                  Consolidated Statements of Income for the Three and Six
                  Months Ended June 30, 1998 and June 30, 1997.................4

                  Consolidated Statements of Cash Flows for the Three and Six
                  Months Ended June 30, 1998 and June 30, 1997.................5

                  Notes to Consolidated Financial Statements...................6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................14

PART II.          OTHER INFORMATION:

         Item 1.  Legal Proceedings...........................................21

         Item 4.  Submission of Matters to a Vote of Security Holders.........22

         Item 6.  Exhibits and Reports on Form 8-K............................22

Signatures ...................................................................23

Exhibit Index ................................................................24

PART I.  FINANCIAL INFORMATION

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                      JUNE 30,         DECEMBER 31,
                                                        1998               1997
                                                    -----------        -----------
ASSETS:

Real estate, at cost:
     Land                                           $   612,909        $   436,274
     Buildings and improvements                       2,173,752          1,118,334
     Leasehold improvements and equipment                10,067              9,485
                                                    -----------        -----------
              Total                                   2,796,728          1,564,093
     Less accumulated depreciation and
         amortization                                  (195,557)          (173,434)
                                                    -----------        -----------
     Real estate, net                                 2,601,171          1,390,659

Cash and cash equivalents, including U.S.
     government obligations under repurchase
     agreements of $161,100 and $8,775                  257,584            355,954
Restricted cash                                          26,489             27,079
Marketable securities                                    46,737             34,469
Investment in and advances to partially-owned
     entities, including investments in and
     advance to Alexander's of $107,789
     and $108,752                                       690,216            482,787
Due from officers                                        15,070              8,625
Accounts receivable, net of allowance for
     doubtful accounts of $1,690 and $658                23,918             16,663
Mortgage loans receivable                                33,875             88,663
Deposits in connection with real estate
     acquisitions                                       181,072             47,275
Receivable arising from the straight-
     lining of rents                                     34,072             24,127
Other assets                                             73,332             47,788
                                                    -----------        -----------
TOTAL ASSETS                                        $ 3,983,536        $ 2,524,089
                                                    ===========        ===========

                                                       JUNE 30,         DECEMBER 31,
                                                         1998               1997
                                                     -----------        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes and mortgages payable                          $ 1,156,862        $   586,654
Revolving credit facility                                652,250            370,000
Accounts payable and accrued expenses                     76,702             36,538
Officer's deferred compensation payable                   20,000             25,000
Deferred leasing fee income                                9,906              9,927
Other liabilities                                          3,319              3,641
                                                     -----------        -----------
                                                       1,919,039          1,031,760
                                                     -----------        -----------
Minority interest of unitholders in the
     Operating Partnership                               305,153            178,567
                                                     -----------        -----------
Commitments and contingencies
Shareholders' equity:
     Preferred shares of beneficial interest:
         no par value per share; authorized,
         20,000,000 shares; liquidation
         preference $50.00 per share; issued,
         5,789,315 shares                                281,320            279,884
     Common shares of beneficial interest:
         $.04 par value per share; authorized,
         100,000,000 shares; issued 83,327,904
         and 72,164,654 shares in each period              3,333              2,887
     Additional capital                                1,591,221          1,146,385
     Accumulated deficit                                (114,070)          (109,561)
                                                     -----------        -----------
                                                       1,761,804          1,319,595
     Unrealized gain (loss) on securities
         available for sale                                2,464               (840)
     Due from officers for purchase of common
         shares of beneficial interest                    (4,924)            (4,993)
                                                     -----------        -----------
              Total shareholders' equity               1,759,344          1,313,762
                                                     -----------        -----------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                            $ 3,983,536        $ 2,524,089
                                                     ===========        ===========

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per share amounts)

                                                     FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                     --------------------------         ------------------------
                                                       JUNE 30,        JUNE 30,         JUNE 30,         JUNE 30,
                                                        1998            1997             1998             1997
                                                     ---------        ---------        ---------        ---------
Revenues:
   Property rentals                                  $ 109,362        $  41,004        $ 181,727        $  63,471
   Expense reimbursements                               17,094            8,951           32,790           15,161
   Other income (including fee income
     from related parties of $777 and $329
     and $1,185 and $643)                                2,067              707            4,217            1,327
                                                     ---------        ---------        ---------        ---------
Total revenues                                         128,523           50,662          218,734           79,959
                                                     ---------        ---------        ---------        ---------
Expenses:
   Operating                                            51,454           18,151           85,607           26,658
   Depreciation and amortization                        15,029            5,462           25,395            8,429
   General and administrative                            7,070            2,903           12,017            4,748
   Amortization of officer's deferred
     compensation expense                                   --            6,249               --           12,498
                                                     ---------        ---------        ---------        ---------
Total expenses                                          73,553           32,765          123,019           52,333
                                                     ---------        ---------        ---------        ---------
Operating income                                        54,970           17,897           95,715           27,626

Income applicable to Alexander's                         1,490            1,437            3,146            2,842
Income from partially owned entities                     5,756              585            9,676              802
Interest and other investment income                     5,271            9,241           12,837           11,658
Interest and debt expense                              (26,679)         (13,272)         (46,502)         (17,350)
Minority interest of unitholders in the
   Operating Partnership                                (4,492)          (2,100)          (7,069)          (2,100)
                                                     ---------        ---------        ---------        ---------
Net Income                                              36,316           13,788           67,803           23,478
Preferred stock dividends (including accretion
   of issuance expenses of $719 and $479
   and $1,438 and $479 )                                (5,422)          (4,855)         (10,845)          (4,855)
                                                     ---------        ---------        ---------        ---------
Net Income applicable to common shares               $  30,894        $   8,933        $  56,958        $  18,623
                                                     =========        =========        =========        =========
Net Income per common share - basic                  $     .38        $     .17        $     .74        $     .36
                                                     =========        =========        =========        =========
Net income per common share - diluted                $     .37        $     .17        $     .72        $     .35
                                                     =========        =========        =========        =========
Dividends per common share                           $     .40        $     .32        $     .80        $     .64
                                                     =========        =========        =========        =========

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                             FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,           JUNE 30,
                                                                              1998               1997
                                                                          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $    67,803        $    23,478
 Adjustments to reconcile net income to net
   cash provided by operations:
      Depreciation and amortization (including debt issuance costs)            26,834              8,977
      Amortization of officer's deferred compensation expense                      --             12,498
      Straight-lining of rental income                                         (6,414)            (1,487)
      Minority interest of unitholders in the Operating Partnership             7,069              2,100
      Equity in (income) loss of Alexander's,
        including depreciation of $300 in each period                            (297)               307
      Equity in net income of partially-owned entities                         (9,676)              (282)
      Gain on marketable securities                                            (1,447)              (579)
Changes in operating assets and liabilities                                    (1,661)             5,977
                                                                          -----------        -----------
Net cash provided by operating activities                                      82,211             50,989
                                                                          -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of real estate and other                                        (681,387)          (263,790)
Investments in partially-owned entities                                      (165,633)                --
Investment in mortgage loans receivable                                        (2,875)          (226,000)
Repayment of mortgage loans receivable                                         57,663                 --
Cash restricted for tenant improvements                                           590            (29,434)
Additions to real estate                                                      (47,450)          (107,153)
Purchases of securities available for sale                                    (22,420)            (3,436)
Proceeds from sale or maturity of securities available for sale                14,903                 --
Real estate deposits and other                                               (133,072)                --
                                                                          -----------        -----------
Net cash used in investing activities                                        (979,681)          (629,813)
                                                                          -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                    1,295,855            463,000
Repayments on borrowings                                                     (863,258)              (504)
Debt issuance costs                                                            (6,533)            (1,857)
Proceeds from issuance of common shares                                       445,282                 --
Proceeds from issuance of preferred stock                                          --            276,000
Repayment of borrowings on U.S. Treasury obligations                               --             (9,636)
Dividends paid on common shares                                               (61,470)           (33,387)
Dividends paid on preferred shares                                            (10,845)            (4,855)
Exercise of stock options                                                          69                193
                                                                          -----------        -----------
Net cash provided by financing activities                                     799,100            688,954
                                                                          -----------        -----------
Net (decrease) increase in cash and cash equivalents                          (98,370)           110,130
Cash and cash equivalents at beginning of period                              355,954             89,696
                                                                          -----------        -----------
Cash and cash equivalents at end of period                                $   257,584        $   199,826
                                                                          ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest                                                $    43,370        $    14,001
                                                                          ===========        ===========

NON-CASH TRANSACTIONS:
Financing assumed in acquisitions                                         $   420,000        $   215,000
Minority interest in connection with acquisitions                             116,000            177,000
Unrealized gain on securities available for sale                                3,304                996

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Vornado Realty Trust ("Vornado") is a fully-integrated real estate investment trust ("REIT"). In April 1997, Vornado transferred substantially all of its assets to Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). As a result, Vornado now conducts its business through, and substantially of its interests in properties are held by, the Operating Partnership. Vornado is the sole general partner of the Operating Partnership and owns a 92% limited partnership interest at June 30, 1998. All references to "Vornado" in these financial statements refer to Vornado Realty Trust; all references to the "Operating Partnership" refer to Vornado Realty L.P. and all references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

2.       BASIS OF PRESENTATION

         The consolidated balance sheet as of June 30, 1998, the consolidated statements of income for the three and six months ended June 30, 1998 and June 30, 1997 and the consolidated statements of changes in cash flows for the six months ended June 30, 1998 and June 30, 1997 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Vornado's 1997 Annual Report to Shareholders. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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

         Certain prior period amounts have been reclassified to conform to the June 30, 1998 financial statement presentation.

3.       ACQUISITIONS AND FINANCINGS:

         ACQUISITIONS:

         Westport

         On January 29, 1998, the Company acquired the Westport Corporate Office Park from a limited partnership that included members of the Mendik Group, a related party. The purchase price was approximately $14 million consisting of $6 million of cash and an $8 million mortgage loan.

         One Penn Plaza

         On February 9, 1998, the Company acquired a long-term leasehold interest in One Penn Plaza, a Manhattan office building from Mid-City Associates. The purchase price was approximately $410 million consisting of $317 million of cash and a $93 million bridge mortgage loan.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         150 East 58th Street

         On March 9, 1998, the Company acquired 150 East 58th Street (the "Architects and Design Center"), a Manhattan office building, for a cash purchase price of approximately $118 million, from a limited partnership.

         The Merchandise Mart Properties

         On April 1, 1998, the Company acquired a real estate portfolio from the Kennedy Family for approximately $630 million, consisting of $187 million in cash, $116 million in Operating Partnership Units, $77 million in existing debt and $250 million of newly issued debt. The components of the $630 million reflect a July 1998 repayment of a $26 million mortgage.

         The acquired real estate assets consist of a portfolio of properties used for office, retail and trade showroom space which aggregate approximately
5.4 million square feet and include the Merchandise Mart in Chicago. The transaction also includes the acquisition of Merchandise Mart Properties, Inc. which manages the properties and trade shows.

         Following is a summary of the notes and mortgages payable, collateralized by the Merchandise Mart Properties (amounts in thousands):

Merchandise Mart mortgage payable, due in 1999, non-amortizing with interest at LIBOR plus 1.35% (7.09% at June 30, 1998) (prepayable
  without penalty)                                                               $250,000

Washington Office Center mortgage payable, due in 2004, amortization based on a 25 year term, with interest at 6.80% (prepayable with yield
  maintenance)                                                                     51,537

Washington Design Center mortgage payable, due in 2000, amortization based on a 25 year term, with interest at LIBOR plus 3.00% (8.77% at
  June 30, 1998) (prepayable without penalty)                                      24,335
                                                                                 --------
                                                                                 $325,872
                                                                                 ========

         888 Seventh Avenue and 40 Fulton Street

         On June 2, 1998, the Company entered into an agreement to acquire the leasehold interest in 888 Seventh Avenue, a 46 story office building containing approximately 847,000 square feet located in midtown Manhattan, and simultaneously acquired 40 Fulton Street, a 29 story office building containing approximately 234,000 square feet located in downtown Manhattan. The aggregate consideration for both buildings is approximately $154.5 million. The acquisition of 888 Seventh Avenue is expected to be completed not later than the third quarter of 1999 in conjunction with other unrelated transactions to be effected by the seller, and is subject to customary closing conditions.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         OTHER FINANCINGS:

         Sale of Common Shares

         On April 15, 1998, the Company completed the sale of 10,000,000 common shares pursuant to an effective registration statement with net proceeds to the Company of approximately $401,000,000. On April 29, 1998, the Company sold 1,132,420 common shares to a unit investment trust, which were valued for the purpose of the trust at $41.06 per share, resulting in net proceeds of approximately $44,000,000.

         One Penn Plaza

         On June 15, 1998, the Company completed a $275,000,000 refinancing of its One Penn Plaza office building and borrowed $170,000,000 pursuant thereto. In the third quarter, the Company borrowed the remaining $105,000,000. The debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25% (currently 6.95%). This debt replaced the $93,000,000 bridge-mortgage loan financing put in place when the property was acquired.

         See "Investments in and Advances to Partially Owned Entities" for other acquisitions and financing activities of partially owned entities.

         PRO FORMA INFORMATION

The unaudited pro forma condensed consolidated information set forth below presents (i) the condensed consolidated statements of income for Vornado for the six months ended June 30, 1998 and 1997 as if the acquisitions described above and those included in Investments in and Advances to Partially Owned entities and the financings attributable thereto had occurred on January 1, 1997 and (ii) the condensed consolidated pro forma balance sheet of Vornado as of June 30, 1998, as if such acquisitions and financings had occurred on that date.

         Condensed Consolidated Pro Forma Income Statements

                                                            Pro Forma
                                                         Six Months Ended
                                                  June 30, 1998     June 30, 1997
                                                  -------------     -------------
                                          (amounts in thousands, except per share amounts)
Revenues                                            $ 281,391         $ 269,513
                                                    =========         =========
Net income                                          $  68,072         $  60,733
Preferred stock dividends                             (10,845)           (9,992)
                                                    ---------         ---------
Net income applicable to common shares              $  57,227         $  50,741
                                                    =========         =========
Net income per common share - basic                 $     .69         $     .61
                                                    =========         =========
Net income per common share - diluted               $     .67         $     .59
                                                    =========         =========

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Pro Forma Balance Sheet at June 30, 1998
                  (amounts in thousands)

Total assets                                                          $4,282,536
                                                                      ==========
Total liabilities                                                     $2,218,039
Minority interest                                                        305,153
Total shareholders' equity                                             1,759,344
                                                                      ----------
Total liabilities and shareholders' equity                            $4,282,536
                                                                      ==========

4.       INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES:

         The Company's investments in and advances to partially-owned entities and income recognized from such investments is as follows:

         INVESTMENTS AND ADVANCES:

                                                    June 30, 1998    December 31, 1997
                                                    -------------    -----------------
                                                         (amounts in thousands)
Cold Storage Companies                                 $351,970         $243,846
Alexander's                                             107,789          108,752
Charles E. Smith Commercial  Realty L.P.                 61,375           60,437
Hotel Pennsylvania                                       45,159           20,152
Mendik Partially-Owned Office Buildings                  80,302           37,209
Vornado Management Corp., Mendik
   Management Company, Merchandise
   Mart Properties, Inc. and other                       43,621           12,391
                                                       --------         --------
                                                       $690,216         $482,787
                                                       ========         ========

         INCOME:

                                                     Three Months Ended                     Six Months Ended
                                                     ------------------                     ----------------
                                             June 30, 1998       June 30, 1997      June 30, 1998       June 30, 1997
                                             -------------       -------------      -------------       -------------
                                                                    (amounts in thousands)
Income Applicable to Alexander's                $1,490              $1,437              $3,146              $2,842
                                                ======              ======              ======              ======
Other Partially-Owned Entities:
   Cold Storage Companies                       $1,450              $   --              $3,164              $   --
   Hotel Pennsylvania                            1,445                  --               1,389                  --
   Charles E. Smith Commercial
    Realty L.P.                                  1,352                  --               2,351                  --
   Mendik Partially-Owned Office
    Buildings                                      409                 282               1,322                 282
   Vornado Management Corp.,
       Mendik Management Company,
       Merchandise Mart Properties
       Inc. and other                            1,100                 303               1,450                 520
                                                ------              ------              ------              ------
                                                $5,756              $  585              $9,676              $  802
                                                ======              ======              ======              ======

         Alexander's

                  Alexander's is managed by and its properties are leased by the Company pursuant to agreements with a one-year term which are automatically renewable. Subject to the payments of rents by Alexander's tenants, the Company is due $3,689,000 under its leasing agreement with Alexander's which amount is included in Investments in and Advances to Alexander's. Included in Income from Vornado Management Corp. is management fee income from Alexander's of $938,000 and $1,876,000 in each of the three and six months ended June 30, 1998 and 1997, respectively.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  On June 18, 1998, Alexander's increased its interest in the Kings Plaza Mall to 100% by acquiring Federated Department Store's ("Federated") 50% interest. The purchase price was approximately $28,000,000, which was paid in cash. In addition, Alexander's has agreed to pay Federated $15,000,000 to renovate its Macy's store in the mall in exchange for certain modifications to the Kings Plaza Operating Agreement. In connection with the acquisition, Alexander's has completed a $90 million three-year mortgage loan with Union Bank of Switzerland.

         Cold Storage Companies

                  On April 23, 1998, the Cold Storage Companies completed a $550,000,000 non-recourse ten-year loan secured by 58 of its warehouses. The loan bears interest at 6.89%. The net proceeds from the loan together with working capital were used to repay $607,000,000 of bridge financing, which replaced high yield debt assumed at the date of acquisition.

                  On June 15, 1998, a partnership in which Vornado owns a 60% interest through a preferred stock affiliate acquired the assets of Freezer Services, Inc., consisting of nine cold storage warehouses in the central United States for approximately $133 million, including $107 million in cash and $26 million in indebtedness. On July 1, 1998, the Carmar Group cold storage warehouse business was similarly acquired for approximately $158 million including $144 million in cash and $14 million indebtedness. Carmar owns and operates five cold storage distribution warehouses in the midwest and southeast United States.

         Hotel Pennsylvania

                  On May 1, 1998, the Company acquired an additional 40% interest in the Hotel Pennsylvania increasing its ownership to 80%. The Company purchased the additional 40% interest from Hotel Properties Limited (one of its joint venture partners) for approximately $70 million, including $48 million of existing debt.

         Mendik Partially-Owned Office Buildings

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

         The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $574,000 and $184,000 for the three months ended June 30, 1998 and 1997 and $772,000 and $377,000 for the six months ended June 30, 1998 and 1997.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Mendik Group owns an entity which provides cleaning and related services and security services to office properties including the Company's Manhattan office properties acquired subsequent to June 30, 1997. The Company was charged fees for these services of $5,957,000 and $11,224,000 for the three and six months ended June 30, 1998 and $2,585,000 for the period from April 15, 1997 to June 30, 1997. A portion of these fees is expected to be reimbursed to the Company by its tenants.

6.       COMMITMENTS AND CONTINGENCIES

         At June 30, 1998, in addition to the $652,250,000 balance outstanding under the Company's revolving credit facility, the Company has utilized approximately $77,000,000 of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

         In January 1997, two individual investors in Mendik Real Estate Limited Partnership ("RELP"), the publicly held limited partnership that indirectly owns a 60% interest in the Two Park Avenue Property, filed a purported class action against NY Real Estate Services 1, Inc. ("NY Real Estate"), Mendik RELP Corp., B&B Park Avenue, L.P. (an indirect subsidiary of the Company which acquired the remaining 40% interest in Two Park Avenue) and Bernard H. Mendik in the Supreme Court of the State of New York, County of New York, on behalf of all persons holding limited partnership interests in RELP. The complaint alleges that, for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the limited partners, that the then proposed transfer of the 40% interest in Two Park Avenue would result in a burden on the operation and management of Two Park Avenue and that the transfer of the 40% interest violates RELP's right of first refusal to purchase the interest being transferred and fails to provide limited partners in RELP with a comparable transfer opportunity. Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Both complaints seek unspecified damages, an accounting and a judgment requiring either the liquidation of RELP and the appointment of a receiver or an auction of Two Park Avenue. In August 1997, a fourth limited partner, represented by separate counsel, commenced another purported class action in the same court by serving a complaint essentially identical to the complaints in the two previously commenced actions. These lawsuits have since been consolidated. On June 2, 1998, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement"). The Settlement provides, among other things: (i) for Vornado to purchase the Partnership's interest in Two Park Avenue for approximately $34.6 million, which will be paid in cash, or at Vornado's election, in any combination of cash or shares of Vornado stock, plus the assumption of $39 million in existing debt; and (ii) for Vornado to purchase the Partnership's interest in 550-600 Mamaroneck Avenue, Harrison, New York and 330 West 34th Street, New York, NY for an aggregate price of $30 million in cash. The Settlement is subject to, among other things, the final approval of the Court and the execution of definitive documentation. The Court has scheduled a Settlement Fairness Hearing for September 23, 1998 to, among other things, determine whether the Settlement is fair, reasonable and adequate and to determine whether an Order and Final Judgment should be entered dismissing the actions with prejudice.

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

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                              Three Months Ended              Six Months Ended
                                              ------------------              ----------------
                                        June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                        -------------   -------------   -------------   -------------
                                             (amounts in thousands except per share amounts)
Numerator:
   Net income                           $ 36,316        $ 13,788        $ 67,803        $ 23,478
   Preferred stock dividends              (5,422)         (4,855)        (10,845)         (4,855)
                                        --------        --------        --------        --------
Numerator for basic and
   diluted earnings per share -
   income applicable to
   common shares                        $ 30,894        $  8,933        $ 56,958        $ 18,623
                                        ========        ========        ========        ========
 Denominator:
   Denominator for basic
      earnings per share
      --weighted average
      shares                              82,159          52,184          77,197          52,180
   Effect of dilutive securities:
      Employee stock options               2,085           1,594           2,286           1,399
                                        --------        --------        --------        --------
   Denominator for diluted
      earnings per share -
      adjusted weighted
      average shares and
      assumed conversions                 84,244          53,778          79,483          53,579
                                        ========        ========        ========        ========
   Net income per common
      share - basic                     $    .38        $    .17        $    .74        $    .36
                                        ========        ========        ========        ========
   Net income per common
       share - diluted                  $    .37        $    .17        $    .72        $    .35
                                        ========        ========        ========        ========

8.       COMPREHENSIVE INCOME

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

         The Company's comprehensive income was $32,647,000 and $9,954,000 for the three months ended June 30, 1998 and 1997 and $60,262,000 and $19,619,000 for the six months ended June 30, 1998 and 1997.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       SUBSEQUENT EVENTS

         Investment in Limited Partnership

         On July 8, 1998, the Company invested $47 million for a 30% share in a joint venture with Apollo Real Estate Investment Fund III, L.P. which owns Newkirk Holdings. Newkirk Holdings owns various equity and debt interests relating to 120 limited partnerships which own credit net leased real estate.

         770 Broadway

         On July 24, 1998, the Company acquired 770 Broadway, a 1,000,000 square foot Manhattan office building, for approximately $149 million, including $18 million of Vornado Operating Partnership Units (on June 26, 1998, $167,600,000 had been escrowed for this transaction).

         Capital Trust

         On July 29, 1998, the Company purchased $50 million of Capital Trust's 8.25% Step Up Convertible Trust Securities. The preferred shares are convertible at any time by the holder into common shares at a price of $11.70, reflecting a 30% conversion premium over Capital Trust's common stock price at the close of business on Friday, July 24, 1998. The preferred shares have a 20-year maturity and are non-callable for five years. Capital Trust is a fully integrated, self-managed specialty finance company focused on the commercial real estate industry. Steven Roth, Chairman and Chief Executive Officer of Vornado will join Capital Trust's Board of Trustees.

         20 Broad Street

         On August 4, 1998, the Company sold a 40% interest in a $27,000,000 mortgage on 20 Broad Street to one of the owners of the property for $10,800,000. On August 5, 1998, as part of a related transaction, the Company acquired the Mendik Group's 60% interest in the property for approximately $600,000 of Vornado Operating Partnership Units.

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense, (f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Vornado to continue to qualify as a REIT, (j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations and (l) general competitive factors.

RESULTS OF OPERATIONS

         The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $128,523,000 in the quarter ended June 30, 1998, compared to $50,662,000 in the prior year's quarter, an increase of $77,861,000. Revenues were $218,734,000 for the six months ended June 30, 1998, compared to $79,959,000 in the prior year's six months, an increase of $138,775,000. These increases included $74,498,000 and $134,247,000 of revenues from properties acquired which are not reflected in operations for all or a portion of the prior year's periods presented.

         Property rentals were $109,362,000 in the quarter ended June 30, 1998, compared to $41,004,000 in the prior year's quarter, an increase of $68,358,000. Property rentals were $181,727,000 for the six months ended June 30, 1998, compared to $63,471,000 in the prior year's six months, an increase of $118,256,000. These increases resulted from:

                                                                   Three Months          Six Months
                                                   Date of            Ended                Ended
Acquisitions:                                    Acquisition       June 30, 1998       June 30, 1998
        40 Fulton Street                           June 1998       $     489,000       $     489,000
        Merchandise Mart Properties               April 1998          26,887,000          26,887,000
        150 E.58th Street                         March 1998           4,018,000           5,150,000
        One Penn Plaza                         February 1998          14,437,000          22,609,000
        Westport                                January 1998             661,000           1,117,000
        Green Acres Mall                       December 1997           5,506,000          10,963,000
        640 Fifth Avenue                       December 1997           1,272,000           2,611,000
        Riese                                      June 1997           1,208,000           2,486,000
        90 Park Avenue                              May 1997           6,957,000          13,889,000
        Mendik                                    April 1997           3,583,000          24,949,000
        Montehiedra Shopping Center               April 1997             367,000           2,203,000
                                                                   -------------       -------------
                                                                      65,385,000         113,353,000
Leasing Activity and Step-Ups in Leases:
        Shopping centers                                               1,513,000           3,080,000
        Office buildings                                               1,460,000           1,823,000
                                                                   -------------       -------------
                                                                   $  68,358,000       $ 118,256,000
                                                                   =============       =============

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Tenant expense reimbursements were $17,094,000 in the quarter ended June 30, 1998, compared to $8,951,000 in the prior year's quarter, an increase of $8,143,000. Tenant expense reimbursements were $32,790,000 for the six months ended June 30, 1998, compared to $15,161,000 in the prior year's six months, an increase of $17,629,000. These increases included $8,477,000 and $18,174,000 from tenants at properties acquired which are not reflected in operations for all or a portion of the prior year's periods presented.

         Operating expenses were $51,454,000 in the quarter ended June 30, 1998, as compared to $18,151,000 in the prior year's quarter, an increase of $33,303,000. Operating expenses were $85,607,000 for the six months ended June 30, 1998, compared to $26,658,000 in the prior year's six months, an increase of $58,949,000. These increases included $31,848,000 and $57,230,000 from properties acquired which are not reflected in operations for all or a portion of the prior year's periods presented.

         Depreciation and amortization was $15,092,000 in the quarter ended June 30, 1998, as compared to $5,462,000 in the prior year's quarter, an increase of $9,567,000. Depreciation and amortization was $25,395,000 for the six months ended June 30, 1998, compared to $8,429,000 in the prior year's six months, an increase of $16,966,000. These increases were primarily a result of acquisitions.

         General and administrative expenses were $7,070,000 in the quarter ended June 30, 1998 compared to $2,903,000 in the prior year's quarter, an increase of $4,167,000. General and administrative expenses were $12,017,000 for the six months ended June 30, 1998, compared to $4,748,000 in the prior year's six months, an increase of $7,269,000. Of these increases: (i) $1,162,000 and $2,721,000 is attributable to acquisitions, (ii) $1,585,000 and $2,551,000 resulted from payroll and corporate office expenses and (iii) $1,420,000 and $1,997,000 resulted from professional fees.

         The Company recognized an expense of $6,249,000 and $12,498,000 in the prior year's quarter and six months representing the amortization of the deferred payment due to the Company's President, which was fully amortized at December 31, 1997.

         Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $1,490,000 in the quarter ended June 30, 1998, compared to $1,437,000 in the prior year's quarter, an increase of $53,000. Income applicable to Alexander's was $3,146,000 for the six months ended June 30, 1998, compared to $2,842,000 in the prior at year's six months, an increase of $304,000. These increases resulted primarily from the commencement of leases at Alexander's Rego Park and Kings Plaza store properties, partially offset by lower interest income on the Company's loan to Alexander's commencing in the second quarter of 1998.

         Income from partially-owned entities was $5,756,000 in quarter ended June 30, 1998, compared to $585,000 in the prior year's quarter, an increase of $5,171,000. Income from partially-owned entities was $9,676,000 for the six months ended June 30, 1998, compared to $802,000 in the prior year's six months, an increase of $8,874,000. These increases resulted from:

                                                                    Three Months         Six Months
                                                 Date of               Ended                Ended
         Investments                           Acquisition         June 30, 1998        June 30, 1998
Cold Storage Companies                          October 1997       $    1,450,000       $    3,164,000
Charles E. Smith
     Commercial Realty L.P.                     October 1997            1,352,000            2,351,000
Hotel Pennsylvania                            September 1997            1,445,000            1,389,000
Mendik Partially-owned office buildings           April 1997              127,000            1,040,000
Management Companies                                 Various              797,000              930,000
                                                                   --------------       --------------
                                                                   $    5,171,000       $    8,874,000
                                                                   ==============       ==============

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $5,271,000 for the quarter ended June 30, 1998, compared to $9,241,000 in the prior year's quarter, a decrease of $3,970,000. This decrease resulted primarily from higher average investments in the second quarter of the prior year. Interest and other investment income was $12,837,000 for the six months ended June 30, 1998, compared to $11,658,000 in the prior year's six months, an increase of $1,179,000. This increase resulted primarily from gains on the sale of marketable securities.

         Interest and debt expense was $26,679,000 for the quarter ended June 30, 1998, compared to $13,272,000 in the prior year's quarter, an increase of $13,407,000. Interest and debt expense was $46,502,000 for the six months ended June 30, 1998, compared to $17,350,000 in the prior year's six months, an increase of $29,152,000. These increases resulted primarily from debt in connection with acquisitions.

         The minority interest unit holders in the Operating Partnership are entitled to preferential distributions which aggregated $4,492,000 and $7,069,000 for the three and six months ended June 30, 1998 and $2,100,000 for the period from April 15, 1997 to June 30, 1997. Distributions for the three and six months ended June 30, 1998 include approximately $1,915,000 applicable to Operating Partnership units issued in connection with the acquisition of the Merchandise Mart properties in April 1998.

         The preferred stock dividends of $5,422,000 and $10,845,000 for the three and six months ended June 30, 1998 and $4,855,000 for the period from April 15, 1997 to June 30, 1997 in the prior year apply to the 6.5% preferred shares issued in April and December 1997 and include accretion of expenses of issuing them.

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Six Months Ended June 30, 1998

         Cash flows provided by operating activities of $82,211,000 was primarily comprised of (i) net income of $67,803,000 and (ii) adjustments for non-cash items of $16,069,000, offset by (iii) the net change in operating assets and liabilities of $1,661,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $26,834,000 and (ii) minority interest of $7,069,000, partially offset by (iii) the effect of straight-lining of rental income of $6,414,000 and (iv) equity in net income of partially-owned entities of $9,676,000.

         Net cash used in investing activities of $979,681,000 was primarily comprised of (i) acquisitions of real estate of $681,387,000 (see detail below),
(ii) investments in partially-owned entities of $165,633,000 (see detail below),
(iii) deposits in connection with real estate acquisitions of $133,797,000 and
(iv) capital expenditures of $47,450,000, partially offset by (v) proceeds from the repayment of mortgage loans receivable of $57,663,000 (Rickel and Riese mortgage loans). Acquisitions of real estate and investments in partially-owned entities comprised of (amounts in thousands):

                                                                            Debt             Value of           Total
                                                          Cash             Assumed         Units Issued     Consideration
Real Estate:
   Merchandise Mart Properties                         $  187,000*       $  327,000*       $  116,000       $  630,000
   One Penn Plaza Office Building                         317,000            93,000                --          410,000
   150 East 58th Street Office Building                   118,000                --                --          118,000
   40 Fulton Street Office Building                        54,000                --                --           54,000
   Other                                                    5,387                --                --            5,387
                                                       ----------        ----------        ----------       ----------
                                                       $  681,387        $  420,000        $  116,000       $1,217,387
                                                       ==========        ==========        ==========       ==========
Investments in Partially Owned Entities:
   Hotel Pennsylvania (acquisition of additional
     40% interest increasing ownership to 80%)         $   22,000        $   48,000        $       --       $   70,000
   570 Lexington Avenue Office Building
     (increased interest from 5.6% to
     approximately 50%)                                    32,300             4,900                --           37,200
   Acquisition of Freezer Services, Inc. (60%
     interest)                                             58,000            16,000             6,000           80,000
   Reduction in Cold Storage Companies
     debt (60% interest)                                   44,000                --                --           44,000
   Other                                                    9,333                --                --            9,333
                                                       ----------        ----------        ----------       ----------
                                                       $  165,633        $   68,900        $    6,000       $  240,533
                                                       ==========        ==========        ==========       ==========

* Reflects July 1998 repayment of $26 million of debt.

         Net cash provided by financing activities of $799,100,000 was primarily comprised of (i) proceeds from borrowings of $1,295,855,000, and (ii) proceeds from the issuance of common shares of $445,282,000 partially offset by (iii) repayment of borrowings of $863,258,000, (iv) dividends paid on common shares of $61,470,000 and (v) dividend paid on preferred shares of $10,845,000 (includes accretion of expenses of issuing the preferred shares of $1,438,000).

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

         Funds from Operations for the Three and Six Months Ended June 30, 1998 and 1997

         Funds from operations were $59,901,000 in the quarter ended June 30, 1998, compared to $14,950,000 in the prior year's quarter, an increase of $44,951,000. Funds from operations were $107,759,000 in the six months ended June 30, 1998, compared to $27,183,000 in the year's six months, an increase of $80,576,000. Funds from operations for the prior year's quarter and six months reflect amortization of the deferred payment due to the Company's President of $6,249,000 and $12,498,000. The following table reconciles funds from operations and net income:

                                                    For The Three Months Ended               For the Six Months Ended
                                                  June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                  -------------       -------------       -------------       -------------
Net income applicable to common
     shares                                       $ 30,894,000        $  8,933,000        $ 56,958,000        $ 18,623,000
Depreciation and amortization of
     real property                                  14,839,000           5,173,000          25,033,000           7,857,000
Straight-lining of property rentals
     for rent escalations                           (4,122,000)           (818,000)         (6,414,000)         (1,487,000)
Leasing fees received in excess
     of income recognized                              369,000             849,000             737,000           1,303,000
Proportionate share of adjustments
     to equity in net income of partially
     owned entities to arrive
     at funds from operations                       13,429,000             813,000          24,376,000             887,000
Minority interest in excess of preferential
     distributions                                    (657,000)                 --          (1,509,000)                 --
                                                  ------------        ------------        ------------        ------------
                                                  $ 54,752,000        $ 14,950,000        $ 99,181,000 *      $ 27,183,000
                                                  ============        ============        ============        ============

* Restated to conform to second quarter 1998 presentation - no effect on a per share basis.

         The number of shares that should be used for determining funds from operations per share is the number used for earnings per share.-

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

                              For The Three Months Ended                   For the Six Months Ended
                           June 30, 1998        June 30, 1997        June 30, 1998        June 30, 1997
Operating activities       $  48,638,000        $  31,236,000        $  82,211,000        $  50,989,000
                           =============        =============        =============        =============
Investing activities       $(435,816,000)       $(629,530,000)       $(979,681,000)       $(629,813,000)
                           =============        =============        =============        =============
Financing activities       $ 408,105,000        $ 705,693,000        $ 799,100,000        $ 688,954,000
                           =============        =============        =============        =============

Certain Cash Requirements Effecting the Company's Liquidity at June 30, 1998:

Acquisitions and investments completed subsequent to June 30, 1998:

         Investment in Limited Partnership

         On July 8, 1998, the Company invested $47 million for a 30% share in a joint venture with Apollo Real Estate Investment Fund III, L.P. which owns Newkirk Holdings. Newkirk Holdings owns various equity and debt interests relating to 120 limited partnerships which own credit net leased real estate.

         770 Broadway

         On July 24, 1998, the Company acquired 770 Broadway, a 1,000,000 square foot Manhattan office building for approximately $149 million, including $18 million of Vornado Operating Partnership Units (on June 26, 1998, $167,600,000 had been escrowed for this transaction).

         Capital Trust

         On July 29, 1998, the Company purchased $50 million of Capital Trust's 8.25% Step Up Convertible Trust Securities. The preferred shares are convertible at any time by the holder into common shares at a price of $11.70, reflecting a 30% conversion premium over Capital Trust's common stock price at the close of business on Friday, July 24, 1998. The preferred shares have a 20-year maturity and are non-callable for five years.

         20 Broad Street

         On August 4, 1998, the Company sold a 40% interest in a $27,000,000 mortgage on 20 Broad Street to one of the owners of the property, for $10,800,000. On August 5, 1998, as part of a related transaction, the Company acquired the Mendik Group's 60% interest in the property for approximately $600,000 of Vornado Operating Partnership Units.

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Pending Acquisitions:

         On June 2, 1998, the Company entered into an agreement to acquire the leasehold interest in 888 Seventh Avenue a 46 story office building containing approximately 847,000 square feet located in midtown Manhattan for approximately $100 million. The acquisition of 888 Seventh Avenue is expected to be completed not later than the third quarter of 1999 in conjunction with other unrelated transactions to be effected by the seller, and is subject to customary closing conditions.

         On June 2, 1998, the Company entered into an agreement to settle existing litigation - see Legal Proceedings. The Settlement provides, among other things: (i) for Vornado to purchase the remaining 60% interest in Two Park Avenue for approximately $34.6 million, which will be paid in cash, or at the Company's election, in any combination of cash or shares of Vornado stock, plus the assumption of $39 million in existing debt; and (ii) for Vornado to purchase the Partnership's interest in 550-600 Mamaroneck Avenue, Harrison, New York and 330 West 34th Street, New York, New York for an aggregate price of $30 million in cash. The Settlement is subject to, among other things, the final approval of the Court.


         Financings:

         On April 15, 1998, the Company completed the sale of 10,000,000 common shares pursuant to an effective registration statement with net proceeds to the Company of approximately $401,000,000. On April 29, 1998, the Company sold 1,132,420 common shares to a unit investment trust, which were valued for purposes of the trust at $41.06 per share, resulting in net proceeds of approximately $44,000,000.

         On June 30, 1998, the Company had $652,250,000 outstanding under its $1,000,000,000 revolving credit facility at a blended interest rate of 7.12%.

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

         On June 15, 1998, the Company completed a $275,000,000 refinancing of its One Penn Plaza office building and borrowed $170,000,000 pursuant thereto. In the third quarter, the Company borrowed the remaining $105,000,000. The debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25%; (currently 6.95%). This debt replaced the $93,000,000 bridge-mortgage loan financing put in place when the property was acquired.

         The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an ongoing basis for more than the next twelve months; however, capital outlays for significant acquisitions may require funding from borrowings or equity offerings.

Year 2000 Issues

         The Company is continuing to address the Year 2000 issues. Review of the systems effecting the Company is progressing. During the six months ended June 30, 1998, the Company has not incurred substantial costs related to its Year 2000 efforts. The Company does not expect that the cost of modifications to it systems, if any, will have a material effect on its financial position, results of operations or liquidity.

                              VORNADO REALTY TRUST

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

                  In January 1997, two individual investors in Mendik Real Estate Limited Partnership ("RELP"), the publicly held limited partnership that indirectly owns a 60% interest in the Two Park Avenue Property, filed a purported class action against NY Real Estate Services 1, Inc. ("NY Real Estate"), Mendik RELP Corp., B&B Park Avenue, L.P. (an indirect subsidiary of the Company which acquired the remaining 40% interest in Two Park Avenue) and Bernard H. Mendik in the Supreme Court of the State of New York, County of New York, on behalf of all persons holding limited partnership interests in RELP. The complaint alleges that, for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the limited partners, that the then proposed transfer of the 40% interest in Two Park Avenue would result in a burden on the operation and management of Two Park Avenue and that the transfer of the 40% interest violates RELP's right of first refusal to purchase the interest being transferred and fails to provide limited partners in RELP with a comparable transfer opportunity. Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Both complaints seek unspecified damages, an accounting and a judgment requiring either the liquidation of RELP and the appointment of a receiver or an auction of Two Park Avenue. In August 1997, a fourth limited partner, represented by separate counsel, commenced another purported class action in the same court by serving a complaint essentially identical to the complaints in the two previously commenced actions. These lawsuits have since been consolidated. On June 2, 1998, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement"). By Order dated July 9, 1998, the Court granted preliminary approval of the Settlement and certified a class pursuant to CPLR 902, for settlement purposes. The Settlement provides, among other things: (i) for Vornado to purchase the Partnership's interest in Two Park Avenue for approximately $34.6 million, which will be paid in cash, or at Vornado's election, in any combination of cash or shares of Vornado stock (which will be freely tradable pursuant to a Section 3(a)(10) exemption under the Securities Act of 1933), plus the assumption of $39 million in existing debt; and
         (ii) for Vornado Realty to purchase the Partnership's interest in 550-600 Mamaroneck Avenue, Harrison, New York and 330 West 34th Street, New York, NY for an aggregate price of $30 million in cash. Under the terms of the settlement, B&B Park Avenue, L.P. will not incur any liability to Plaintiffs. The Settlement is subject to, among other things, the final approval of the Court and the execution of definitive documentation. The Court has scheduled a Settlement Fairness Hearing for September 23, 1998 to, among other things, determine whether the Settlement is fair, reasonable and adequate and to determine whether an Order and Final Judgment should be entered dismissing the actions with prejudice.

                              VORNADO REALTY TRUST

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 25, 1998, Vornado held its annual meeting of shareholders. The shareholders voted, in person or by proxy for the election of two nominees to serve on the Board of Trustees for a term of three years or until their respective successors are duly elected and qualify. The two nominees were elected. The results of the voting are shown below:

                                                                 Votes Cast
                                                                 Against or
               Trustee                  Votes Cast For            Withheld
           ----------------             ---------------         --------------
           David Mandelbaum               62,765,131                64,360
           Richard West                   62,765,131                64,360


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The following exhibits are filed with this Quarterly Report on Form 10-Q.

                  10 Credit Agreement dated as of June 22, 1998 among One Penn Plaza, LLC, as Borrower, The Lenders Party Hereto, The Chase Manhattan Bank, as Administrative Agent

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K

                           During the quarter ended June 30, 1998, Vornado
                  Realty Trust filed the reports on Form 8-K described below:

Date of Report
(Date of Earliest
Event Reported)             Item Reported                           Date Filed
---------------             -------------                           ----------
April 1, 1998     Completion of Merchandise Mart                   April 8, 1998
                  properties acquisition and
                  financial statements and pro forma
                  in connection therewith

April 1, 1998     Amendment to Merchandise Mart                    April 9, 1998
                  properties Form 8-K

April 9, 1998     Issuance and sale of 10,000,000                 April 16, 1998
                  common shares

April 22, 1998    Increase in authorized shares and               April 28, 1998
                  underwriting agreement for sale of
                  1,132,420 common shares

June 2, 1998      Agreement to acquire 888 Seventh                 June 11, 1998
                  Avenue and 40 Fulton Street

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

                                                    VORNADO REALTY TRUST
                                            ------------------------------------
                                                        (Registrant)

Date: August 6, 1998                                 /s/ Irwin Goldberg
                                            ------------------------------------
                                                        IRWIN GOLDBERG
                                               Vice President - Chief Financial
                                            Officer and Chief Accounting Officer

                             VORNADO REALTY TRUST

                                EXHIBIT INDEX

EXHIBIT NO.

10       Credit Agreement dated as of June 22, 1998 among One Penn Plaza,
         LLC, as Borrower, The Lenders Party Hereto, The Chase Manhattan Bank, as Administrative Agent

27       Financial Data Schedule.