Form 10-Q
period 1998-09-30
VORNADO REALTY TRUST
filed 1998-11-12
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 25



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


-
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     SEPTEMBER 30, 1998

                                      or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________


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

                               [X] Yes    [ ] No


           As of October 23, 1998 there were 84,222,096 common shares outstanding.

                              VORNADO REALTY TRUST

                                      INDEX

                                                                                Page Number
                                                                                -----------
PART I.    FINANCIAL INFORMATION:

     Item 1. Financial Statements:

             Consolidated Balance Sheets as of September 30, 1998 and
             December 31, 1997...............................................        3

             Consolidated Statements of Income for the Three and Nine Months
             Ended September 30, 1998 and September 30, 1997.................        4

             Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1998 and September 30, 1997.................        5

             Notes to Consolidated Financial Statements......................        6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................       14

     Item 3. Quantitative and Qualitative Disclosures About Market Risks.....       21



PART II.     OTHER INFORMATION:

     Item 1. Legal Proceedings...............................................       22

     Item 6. Exhibits and Reports on Form 8-K................................       23

Signatures...................................................................       24

Exhibit Index................................................................       25

PART I.  FINANCIAL INFORMATION
                                 VORNADO REALTY TRUST

                             CONSOLIDATED BALANCE SHEETS
                     (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                     SEPTEMBER 30,        DECEMBER 31,
                                                         1998                1997
                                                     -----------         -----------
ASSETS:

Real estate, at cost:
   Land                                              $   686,049         $   436,274
   Buildings and improvements                          2,316,218           1,118,334
   Leasehold improvements and
      equipment                                           10,471               9,485
                                                     -----------         -----------
         Total                                         3,012,738           1,564,093
   Less accumulated depreciation and
      amortization                                      (208,943)           (173,434)
                                                     -----------         -----------
   Real estate, net                                    2,803,795           1,390,659

Cash and cash equivalents, including U.S.
   government obligations under repurchase
   agreements of $17,275 and $8,775                      140,853             355,954
Restricted cash                                           37,412              27,079
Marketable securities                                     91,687              34,469
Investment in and advances to partially-owned
   entities, including investments in and
   advance to Alexander's of $103,456 and
   $108,752                                              840,986             482,787
Due from officers                                         15,414               8,625
Accounts receivable, net of allowance for
   doubtful accounts of $2,457 and $658                   32,785              16,663
Mortgage loans receivable                                 10,625              88,663
Deposits in connection with real estate
   acquisitions                                           19,996              47,275
Receivable arising from the straight-
   lining of rents                                        41,847              24,127
Other assets                                              92,320              47,788
                                                     -----------         -----------


TOTAL ASSETS                                         $ 4,127,720         $ 2,524,089
                                                     ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes and mortgages payable                          $ 1,234,314         $   586,654
Revolving credit facility                                683,250             370,000
Accounts payable and accrued expenses                     76,213              36,538
Officer's deferred compensation payable                   34,664              25,000
Deferred leasing fee income                                9,868               9,927
Other liabilities                                          2,735               3,641
                                                     -----------         -----------
                                                       2,041,044           1,031,760
                                                     -----------         -----------
Minority interest                                        302,549             178,567
                                                     -----------         -----------
Commitments and contingencies
Shareholders' equity:
   Preferred shares of beneficial interest:
      no par value per share; authorized,
      20,000,000 shares; liquidation
      preference $50.00 per share; issued
      5,789,239 and 5,789,315 shares                     282,039             279,884
   Common shares of beneficial interest:
      $.04 par value per share; authorized,
      100,000,000 shares; issued 84,222,096
      and 72,164,654 shares                                3,369               2,887
   Additional capital                                  1,623,877           1,146,385
   Accumulated deficit                                  (107,375)           (109,561)
                                                     -----------         -----------
                                                       1,801,910           1,319,595
   Unrealized loss on securities
      available for sale                                  (2,429)               (840)
   Appreciation of securities held
      in officer's deferred compensation trust           (10,464)                 --
   Due from officers for purchase of common
      shares of beneficial interest                       (4,890)             (4,993)
                                                     -----------         -----------
         Total shareholders' equity                    1,784,127           1,313,762
                                                     -----------         -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                              $ 4,127,720         $ 2,524,089
                                                     ===========         ===========


                 See notes to consolidated financial statements.

                                     VORNADO REALTY TRUST


                               CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except per share amounts)

                                                      FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                      ---------------------------         ---------------------------
                                                    SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                        1998              1997              1998              1997
                                                      ---------         ---------         ---------         ---------
Revenues:
  Property rentals                                    $ 118,197         $  49,882         $ 299,924         $ 113,353
  Expense reimbursements                                 20,210            10,763            53,000            25,924
  Other income (including fee income
   from related parties of $450 and $592
   and $1,635 and $1,236)                                 2,265             1,223             6,482             2,550
                                                      ---------         ---------         ---------         ---------
Total revenues                                          140,672            61,868           359,406           141,827
                                                      ---------         ---------         ---------         ---------

Expenses:
  Operating                                              58,607            21,899           144,214            48,557
  Depreciation and amortization                          16,210             6,611            41,605            15,040
  General and administrative                              6,775             3,460            18,792             8,208
  Amortization of officer's deferred
   compensation expense                                      --             6,249                --            18,747
                                                      ---------         ---------         ---------         ---------
Total expenses                                           81,592            38,219           204,611            90,552
                                                      ---------         ---------         ---------         ---------

Operating income                                         59,080            23,649           154,795            51,275

Income (loss) applicable to Alexander's                  (2,340)            1,344               806             4,186
Income from partially owned entities                     11,195               669            20,871             1,471
Interest and other investment income                      5,230             6,086            18,067            17,744
Interest and debt expense                               (34,034)          (13,622)          (80,536)          (30,972)
Net gain from insurance settlement
  and condemnation proceeding                             9,649                --             9,649                --
Minority interest                                        (3,698)           (2,500)          (10,767)           (4,600)
                                                      ---------         ---------         ---------         ---------
Net Income                                               45,082            15,626           112,885            39,104
Preferred stock dividends (including accretion
  of issuance expenses of $719 and $719
  and $2,157 and $1,198)                                 (5,423)           (5,241)          (16,268)          (10,096)
                                                      ---------         ---------         ---------         ---------
Net Income applicable to common shares                $  39,659         $  10,385         $  96,617         $  29,008
                                                      =========         =========         =========         =========

Net Income per common share - basic                   $     .47         $     .20         $    1.22         $     .56
                                                      =========         =========         =========         =========


Net income per common share - diluted                 $     .46         $     .19         $    1.19         $     .54
                                                      =========         =========         =========         =========

Dividends per common share                            $     .40         $     .32         $    1.20         $     .96
                                                      =========         =========         =========         =========


                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                            FOR THE NINE MONTHS ENDED
                                                                         -------------------------------
                                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                                             1998                1997
                                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $   112,885         $    39,104
 Adjustments to reconcile net income to net
  cash provided by operations:
    Depreciation and amortization (including debt issuance costs)             41,605              16,012
    Amortization of officer's deferred compensation expense                       --              18,747
    Straight-lining of rental income                                         (14,977)             (4,947)
    Minority interest                                                         10,767               4,600
    Equity in (income) loss of Alexander's,
      including depreciation of $675 in each period                             (806)                497
    Equity in net income of partially-owned entities                         (14,593)               (553)
    Gain on marketable securities                                             (1,530)               (911)
    Net gain from insurance settlement and
     condemnation proceeding                                                  (9,649)                 --
Changes in operating assets and liabilities                                  (23,817)             (8,532)
                                                                         -----------         -----------
Net cash provided by operating activities                                     99,885              64,017
                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of real estate and other                                       (855,800)           (548,790)
Investments in partially-owned entities                                     (308,800)            (19,215)
Investment in mortgage loans receivable                                       (6,562)            (67,663)
Repayment of mortgage loans receivable                                        67,663                  --
Cash restricted for tenant improvements                                       (6,133)            (27,571)
Additions to real estate                                                     (67,392)             (4,080)
Purchases of securities available for sale                                   (73,773)             (3,436)
Proceeds from sale or maturity of securities available for sale               14,903                  --
Real estate deposits and other                                                51,135                  --
                                                                         -----------         -----------
Net cash used in investing activities                                     (1,184,759)           (670,755)
                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                   1,423,953             523,000
Repayments of borrowings                                                   (883,043)           (151,177)
Debt issuance costs                                                          (6,533)             (3,038)
Proceeds from issuance of common shares                                      445,282                  --
Proceeds from issuance of preferred stock                                         --             276,000
Repayment of borrowings on U.S. Treasury obligations                              --              (9,636)
Dividends paid on common shares                                              (94,430)            (50,091)
Dividends paid on preferred shares                                           (16,268)            (10,096)
Exercise of stock options                                                        812                 447
                                                                         -----------         -----------
Net cash provided by financing activities                                    869,773             575,409
                                                                         -----------         -----------

Net decrease in cash and cash equivalents                                   (215,101)            (31,329)
Cash and cash equivalents at beginning of period                             355,954              89,696
                                                                         -----------         -----------

Cash and cash equivalents at end of period                               $   140,853         $    58,367
                                                                         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash payments for interest                                              $    75,305         $    29,983
                                                                         ===========         ===========

NON-CASH TRANSACTIONS:
Financing assumed in acquisitions                                        $   497,300         $   215,000
Minority interest in connection with acquisitions                            140,000             177,000
Unrealized (loss) gain on securities available for sale                       (1,589)              2,019


                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    Vornado Realty Trust ("Vornado") is a fully-integrated real estate investment trust ("REIT"). In April 1997, Vornado transferred substantially all of its assets to Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). As a result, Vornado now conducts its business through, and substantially all of its interests in properties are held by, the Operating Partnership. Vornado is the sole general partner of the Operating Partnership and owns a 91.5% limited partnership interest in the Operating Partnership at September 30, 1998. All references to "Vornado" in these financial statements refer to Vornado Realty Trust; all references to the "Operating Partnership" refer to Vornado Realty L.P. and all references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

2.  BASIS OF PRESENTATION

    The consolidated balance sheet as of September 30, 1998, the consolidated statements of income for the three and nine months ended September 30, 1998 and September 30, 1997 and the consolidated statements of changes in cash flows for the nine months ended September 30, 1998 and September 30, 1997 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Vornado's 1997 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

    The accompanying unaudited consolidated condensed financial statements include the accounts of Vornado Realty Trust and its majority-owned subsidiary, Vornado Realty L.P. All significant intercompany amounts have been eliminated. Equity interests in partially-owned entities include partnerships, joint ventures and preferred stock affiliates (corporations in which the Company owns all of the preferred stock and none of the common equity) and are accounted for under the equity method of accounting as the Company exercises significant influence over such entities. These investments are recorded initially at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Ownership of the preferred stock entitles the Company to substantially all of the economic benefits in the preferred stock affiliates. The common stock of the preferred stock affiliates are owned by officers and trustees of Vornado.

    Certain prior period amounts have been reclassified to conform to the September 30, 1998 financial statement presentation.

3.  ACQUISITIONS AND FINANCINGS:

    ACQUISITIONS:

      Westport

    On January 29, 1998, the Company acquired the Westport Corporate Office Park from a limited partnership that included members of the Mendik Group, a related party. The purchase price was approximately $14 million consisting of $6 million of cash and an $8 million mortgage loan.

      One Penn Plaza

    On February 9, 1998, the Company acquired a long-term leasehold interest in One Penn Plaza, a Manhattan office building. The purchase price was approximately $410 million consisting of $317 million of cash and a $93 million bridge mortgage loan.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    150 East 58th Street

    On March 9, 1998, the Company acquired 150 East 58th Street (the "Architects and Design Center"), a Manhattan office building, for a cash purchase price of approximately $118 million.

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

    Following is a summary of the notes and mortgages payable, collateralized by the Merchandise Mart Properties (amounts in thousands):

    Merchandise Mart mortgage payable, due in 1999, non-amortizing with interest at LIBOR plus 1.35% (7.00% at September 30, 1998) (prepayable without
       penalty)                                                                        $250,000

    Washington Office Center mortgage payable, due in 2004, amortization based on a 25 year term, with interest at 6.80% (prepayable with yield
       maintenance)                                                                      51,537

    Washington Design Center mortgage payable, due in 2000, amortization based on a 25 year term, with interest at LIBOR plus 3.00% (8.59% at September
       30, 1998) (prepayable without penalty)                                            24,335
                                                                                       --------
                                                                                       $325,872
                                                                                       ========

   888  Seventh Avenue and 40 Fulton Street

   On June 2, 1998, the Company entered into an agreement to acquire the leasehold interest in 888 Seventh Avenue, a 46 story office building containing approximately 847,000 square feet located in midtown Manhattan, and simultaneously acquired 40 Fulton Street, a 29 story office building containing approximately 234,000 square feet located in downtown Manhattan. The aggregate consideration for both buildings is approximately $154.5 million. The acquisition of 888 Seventh Avenue is expected to be completed in the first quarter of 1999 and is subject to customary closing conditions.

   770 Broadway

    On July 24, 1998, the Company acquired 770 Broadway, a 1,000,000 square foot Manhattan office building, for approximately $149 million, including $18 million of Operating Partnership Units.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Capital Trust

   On July 28, 1998, the Company purchased $50 million of Capital Trust's 8.25% Step Up Convertible Trust Preferred Securities. The preferred securities are convertible at any time by the holder into common shares of Capital Trust at a price of $11.70 per share. The preferred shares have a 20-year maturity and are non-callable for five years. Capital Trust is a fully integrated, self-managed specialty finance company focused on the commercial real estate industry. Steven Roth, Chairman and Chief Executive Officer of Vornado joined Capital Trust's Board of Trustees.

   689 Fifth Avenue

   On August 12, 1998, the Company acquired 689 Fifth Avenue, a 84,000 square foot Manhattan specialty building for approximately $33 million.

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

    One Penn Plaza

    On June 15, 1998, the Company completed a $275,000,000 refinancing of its One Penn Plaza office building and borrowed $170,000,000 pursuant thereto. In the third quarter of 1998, the Company borrowed the remaining $105,000,000. The debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25% (currently 6.91%). This debt replaced the $93,000,000 bridge-mortgage loan financing put in place when the property was acquired.

     See "Investments in and Advances to Partially Owned Entities" for other acquisitions and financing activities of partially owned entities.

    PRO FORMA INFORMATION

The unaudited pro forma condensed consolidated statements of income for Vornado for the nine months ended September 30, 1998 and 1997 are presented as if the acquisitions described above and those included in Investments in and Advances to Partially Owned Entities and the financings attributable thereto had occurred on January 1, 1997.

    Condensed Consolidated Pro Forma Income Statements

                                                                    Pro Forma
                                                   ------------------------------------------
                                                               Nine Months Ended
                                                   ------------------------------------------
                                                   September 30, 1998      September 30, 1997
                                                   ------------------      ------------------
                                                  (amounts in thousands, except per share amounts)
    Revenues                                            $ 479,700               $ 449,500
                                                        =========               =========
    Net income                                          $ 126,100               $  93,700
    Preferred stock dividends                             (16,300)                (15,200)
                                                        ---------               ---------
    Net income applicable to common shares              $ 109,800               $  78,500
                                                        =========               =========
    Net income per common share - basic                 $    1.30               $     .93
                                                        =========               =========
    Net income per common share - diluted               $    1.27               $     .91
                                                        =========               =========

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES:

    The Company's investments in and advances to partially-owned entities and income recognized from such investments is as follows:

    INVESTMENTS AND ADVANCES:

                                                    September 30, 1998      December 31, 1997
                                                    ------------------      -----------------
                                                              (amounts in thousands)

    Cold Storage Companies                              $445,901               $243,846
    Alexander's                                          103,456                108,752
    Charles E. Smith Commercial  Realty L.P.              61,554                 60,437
    Hotel Pennsylvania                                    46,789                 20,152
    Newkirk Joint Ventures                                55,913                     --
    Mendik Partially-Owned Office Buildings               79,391                 37,209
    Vornado Management Corp., Mendik
      Management Company, Merchandise
      Mart Properties, Inc. and other                     47,982                 12,391
                                                        --------               --------
                                                        $840,986               $482,787
                                                        ========               ========

  INCOME:

                                                           Three Months Ended                          Nine Months Ended
                                               ----------------------------------------    -----------------------------------------
                                               September 30, 1998    September 30, 1997    September 30, 1998     September 30, 1997
                                               ------------------    ------------------    ------------------     ------------------
                                                                             (amounts in thousands)
   Income Applicable to Alexander's                $ (2,340)             $  1,344               $    806               $  4,186
                                                   ========              ========               ========               ========
   Other Partially-Owned Entities:
     Cold Storage Companies                        $  5,008              $     --               $  8,172               $     --
     Charles E. Smith Commercial
       Realty L.P.                                    1,054                    --                  3,405                     --
     Hotel Pennsylvania                               1,361                    --                  2,750                     --
     Newkirk Joint Ventures                           1,006                    --                  1,006                     --
     Mendik Partially-Owned Office
       Buildings                                        959                   271                  2,181                    553
     Vornado Management Corp.,
         Mendik Management Company,
         Merchandise Mart Properties
         Inc. and other                               1,807                   398                  3,357                    918
                                                   --------              --------               --------               --------
                                                   $ 11,195              $    669               $ 20,871               $  1,471
                                                   ========              ========               ========               ========

   Alexander's

      Alexander's is managed by and its properties are leased by the Company pursuant to agreements with a one-year term which are automatically renewable. Subject to the payments of rents by Alexander's tenants, the Company is due $3,221,000 under its leasing agreement with Alexander's which amount is included in Investments in and Advances to Alexander's. Included in Income from Vornado Management Corp. is management fee income from Alexander's of $1,563,000 and $4,688,000 in each of the three and nine months ended September 30, 1998 and 1997, respectively.

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

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Cold Storage Companies

      On April 23, 1998, the Cold Storage Companies completed a $550,000,000 non-recourse ten-year loan secured by 58 of its warehouses. The loan bears interest at 6.89%. The net proceeds from the loan together with working capital were used to repay $607,000,000 of bridge financing, which replaced high yield debt assumed at the date of acquisition.

      On June 15, 1998, a partnership in which Vornado owns a 60% interest through a preferred stock affiliate acquired the assets of Freezer Services, Inc., consisting of nine cold storage warehouses in the central United States for approximately $133 million, including $107 million in cash and $26 million in indebtedness. On July 1, 1998, the Carmar Group cold storage warehouse business was similarly acquired for approximately $158 million, including $144 million in cash and $14 million in indebtedness. Carmar owns and operates five cold storage distribution warehouses in the midwest and southeast United States.

   Hotel Pennsylvania

      On May 1, 1998, the Company acquired an additional 40% interest in the Hotel Pennsylvania increasing its ownership to 80%. The Company purchased the additional 40% interest from Hotel Properties Limited (one of its joint venture partners) for approximately $70 million, including $48 million of existing debt.

   Newkirk Joint Ventures

   On July 8, 1998, the Company invested $47 million for a 30% share in joint ventures with affiliates of Apollo Real Estate Investment Fund III, L.P., collectively Newkirk Joint Ventures ("Newkirk"). Newkirk owns various equity and debt interests relating to 120 limited partnerships which own real estate primarily net leased to credit rated tenants. An additional $9 million was invested prior to September 30, 1998 and the Company has issued a $15.6 million letter of credit in connection with these joint ventures.

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

    The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $184,000 and $470,000 for the three months ended September 30, 1998 and 1997 and $956,000 and $847,000 for the nine months ended September 30, 1998 and 1997.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Mendik Group owns an entity which provides cleaning and related services and security services to office properties including the Company's Manhattan office properties acquired subsequent to September 30, 1997. The Company was charged fees for these services of $7,356,000 and $18,580,253 for the three and nine months ended September 30, 1998 and $3,292,000 for the three months ended September 30, 1997 and $5,899,000 for the period from April 15, 1997 to September 30, 1997. A portion of these fees is expected to be reimbursed to the Company by its tenants.

6.  NET GAIN FROM INSURANCE SETTLEMENT AND CONDEMNATION PROCEEDINGS

    In April 1997, the Company's Lodi shopping center was destroyed by a fire. In the third quarter of 1998, the Company and its insurer agreed that the estimated cost to reconstruct the shopping center is approximately $9,012,000 and the Company recorded a gain of $7,955,000 (the agreed upon amount, net of the carrying value of the shopping center of $1,057,000). The insurance carrier had previously advanced $5,550,000 to the Company. The reconstruction of the shopping center is expected to be completed in 1999.

    On September 1, 1998, Atlantic City condemned the Company's vacant property. In the third quarter of 1998, the Company recorded a gain of $1,694,000, (which reflects the condemnation award of $3,100,000, net of the carrying value of the building of $1,406,000). The Company is contesting the amount of the award.

7.  COMMITMENTS AND CONTINGENCIES

    At September 30, 1998, in addition to the $683,250,000 balance outstanding under the Company's revolving credit facility, the Company had utilized approximately $100,218,000 of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

    In January 1997, two individual investors in Mendik Real Estate Limited Partnership ("RELP"), the publicly held limited partnership that indirectly owns a 60% interest in the Two Park Avenue Property, filed a purported class action against NY Real Estate Services 1, Inc. ("NY Real Estate"), Mendik RELP Corp., B&B Park Avenue, L.P. (an indirect subsidiary of the Company which acquired the remaining 40% interest in Two Park Avenue) and Bernard H. Mendik in the Supreme Court of the State of New York, County of New York, on behalf of all persons holding limited partnership interests in RELP. The complaint alleges that, for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the limited partners, that the then proposed transfer of the 40% interest in Two Park Avenue would result in a burden on the operation and management of Two Park Avenue and that the transfer of the 40% interest violates RELP's right of first refusal to purchase the interest being transferred and fails to provide limited partners in RELP with a comparable transfer opportunity. Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Both complaints seek unspecified damages, an accounting and a judgment requiring either the liquidation of RELP and the appointment of a receiver or an auction of Two Park Avenue. In August 1997, a fourth limited partner, represented by separate counsel, commenced another purported class action in the same court by serving a complaint essentially identical to the complaints in the two previously commenced actions. These lawsuits have since been consolidated. On June 2, 1998, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement"). The Settlement provides, among other things: (i) for Vornado to purchase the Partnership's interest in Two Park Avenue for approximately $34.6 million, which will be paid in cash, or at Vornado's election, in any combination of cash or shares of Vornado stock, plus the assumption of $39 million in existing debt; and (ii) for Vornado to purchase the Partnership's interest in 550-600 Mamaroneck Avenue, Harrison, New York and 330 West 34th Street, New York, NY for an aggregate price of $30 million in cash. On October 14, 1998, the Supreme Court of the State of New York for New York County approved the proposed settlement. On November 6, 1998, the Court's judgment became final. It is expected that the transaction will close within the next
30 days.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended                          Nine Months Ended
                                        -----------------------------------------    ----------------------------------------
                                        September 30, 1998     September 30, 1997    September 30, 1998    September 30, 1997
                                        ------------------     ------------------    ------------------    ------------------
                                                    (amounts in thousands except per share amounts)
    Numerator:
      Net income                            $  45,082              $  15,626              $ 112,885              $  39,104
      Preferred stock dividends                (5,423)                (5,241)               (16,268)               (10,096)
                                            ---------              ---------              ---------              ---------

    Numerator for basic and
      diluted earnings per share -
      income applicable to
      common shares                         $  39,659              $  10,385              $  96,617              $  29,008
                                            =========              =========              =========              =========

    Denominator:
      Denominator for basic
        earnings per share
        -- weighted average
        shares                                 83,755                 52,195                 79,407                 52,194
      Effect of dilutive securities:
        Employee stock options                  1,673                  1,768                  2,075                  1,454
                                            ---------              ---------              ---------              ---------

      Denominator for diluted
        earnings per share -
        adjusted weighted
        average shares and
        assumed conversions                    85,428                 53,963                 81,482                 53,648
                                            =========              =========              =========              =========

      Net income per common
        share - basic                       $     .47              $     .20              $   1 .22              $     .56
                                            =========              =========              =========              =========

      Net income per common
         share - diluted                    $     .46              $     .19              $    1.19              $     .54
                                            =========              =========              =========              =========

9. COMPREHENSIVE INCOME AND ACCOUNTING FOR DEFERRED COMPENSATION ARRANGEMENTS

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

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   In addition, at September 30, 1998, the Company adopted Emerging Issues Task Force (EITF) Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested". This EITF provides the framework for the accounting for changes in the value of investments held in a Rabbi Trust and the effects of such changes on compensation expense.

   The Company's comprehensive income was $34,766,000 and $11,408,000 for the three months ended September 30, 1998 and 1997 and $95,028,000 and $31,027,000 for the nine months ended September 30, 1998 and 1997.

10. SUBSEQUENT EVENTS

   Vornado Operating Company

   On October 16, 1998, the Company completed its spin-off of Vornado Operating Company. Holders of Vornado Realty Trust common shares and the Operating Partnership's Class A, Class C and Class D units ("Units") received one share of common stock, par value $.01 per share of Vornado Operating Company ("Common Stock") for every 20 common shares or units held of record on October 9, 1998. The conversion price of the Company's $3.25 Series A Convertible Preferred Shares was adjusted from $36.38 to $36.10 to reflect the distribution.

   The Company has capitalized Vornado Operating Company with an equity contribution of $25 million. In addition, the Company has agreed to enter into a $75 million revolving credit agreement with Vornado Operating Company.

   Las Catalinas Mall

   On October 29, 1998, Vornado completed its acquisition of K Mart's 50% interest in the Las Catalinas Mall located in Caguas, Puerto Rico (adjacent to San Juan). In addition, Vornado acquired 75% and Vornado's partner in the Mall acquired 25% of K Mart's anchor store. Vornado's purchase price of $38 million was fully financed with 15 year non-recourse debt. The Las Catalinas Mall, which opened in 1997 contains 485,000 square feet, including a 123,000 square foot K Mart and a 146,000 square foot Sears.

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense, (f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Vornado to continue to qualify as a REIT,
(j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations, (l) general competitive factors and
(m) the impact of the Year 2000 issue, including the effect of third parties' failure to address the Year 2000 issue as well as the Company's own readiness.

RESULTS OF OPERATIONS

   The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $140,672,000 in the quarter ended September 30, 1998, compared to $61,868,000 in the prior year's quarter, an increase of $78,804,000. Revenues were $359,406,000 for the nine months ended September 30, 1998, compared to $141,827,000 in the prior year's nine months, an increase of $217,579,000. These increases included $70,522,000 and $201,586,000 of revenues from properties acquired which are not reflected in operations for all or a portion of the prior year's periods presented.

   Property rentals were $118,197,000 in the quarter ended September 30, 1998, compared to $49,882,000 in the prior year's quarter, an increase of $68,315,000. Property rentals were $299,924,000 for the nine months ended September 30, 1998, compared to $113,353,000 in the prior year's nine months, an increase of $186,571,000. These increases resulted from:

                                                                          Three Months          Nine Months
                                                     Date of                 Ended                Ended
   Acquisitions:                                   Acquisition         September 30, 1998    September 30, 1998
   -------------                                   -----------         ------------------    ------------------
      20 Broad Street                              August 1998             $1,800,000           $1,800,000
      689 Fifth Avenue                             August 1998                472,000              472,000
      770 Broadway                                 July 1998                2,935,000            2,935,000
      40 Fulton Street                             June 1998                1,504,000            1,993,000
      Merchandise Mart Properties                  April 1998              27,477,000           54,364,000
      150 E. 58th Street                           March 1998               3,978,000            9,128,000
      One Penn Plaza                               February 1998           14,859,000           39,468,000
      Westport                                     January 1998               661,000            1,778,000
      Green Acres Mall                             December 1997            5,404,000           16,367,000
      640 Fifth Avenue                             December 1997            1,796,000            4,407,000
      Riese                                        June 1997                       --              486,000
      90 Park Avenue                               May 1997                        --           13,889,000
      Mendik                                       April 1997                      --           24,949,000
      Montehiedra Shopping Center                  April 1997                      --            2,203,000
                                                                          -----------         ------------
                                                                           60,886,000          174,239,000
   Leasing Activity and Step-Ups in Leases:
      Shopping centers                                                      1,656,000            4,736,000
      Office buildings                                                      5,773,000            7,596,000
                                                                          -----------         ------------
                                                                          $68,315,000         $186,571,000
                                                                          ===========         ============

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Tenant expense reimbursements were $20,210,000 in the quarter ended September 30, 1998, compared to $10,763,000 in the prior year's quarter, an increase of $9,447,000. Tenant expense reimbursements were $53,000,000 for the nine months ended September 30, 1998, compared to $25,924,000 in the prior year's nine months, an increase of $27,076,000. These increases included $9,450,000 and $27,590,000 from tenants at properties acquired which are not reflected in operations for all or a portion of the prior year's periods presented.

   Operating expenses were $58,607,000 in the quarter ended September 30, 1998, as compared to $21,899,000 in the prior year's quarter, an increase of $36,708,000. Operating expenses were $144,214,000 for the nine months ended September 30, 1998, compared to $48,557,000 in the prior year's nine months, an increase of $95,657,000. These increases included (i) $35,393,000 and $93,078,000 from properties acquired which are not reflected in operations for all or a portion of the prior year's periods presented and (ii) $1,315,000 and $2,579,000 primarily for building maintenance at the Company's other properties.

   Depreciation and amortization was $16,210,000 in the quarter ended September 30, 1998, as compared to $6,611,000 in the prior year's quarter, an increase of $9,599,000. Depreciation and amortization was $41,605,000 for the nine months ended September 30, 1998, compared to $15,040,000 in the prior year's nine months, an increase of $26,565,000. These increases were primarily a result of acquisitions.

   General and administrative expenses were $6,775,000 in the quarter ended September 30, 1998 compared to $3,460,000 in the prior year's quarter, an increase of $3,315,000. General and administrative expenses were $18,792,000 for the nine months ended September 30, 1998, compared to $8,208,000 in the prior year's nine months, an increase of $10,584,000. Of these increases: (i) $921,000 and $4,237,000 is attributable to acquisitions, (ii) $1,660,000 and $3,703,000 resulted from payroll, primarily for additional employees, and corporate office expenses and (iii) $734,000 and $2,644,000 resulted from professional fees.

   The Company recognized an expense of $6,249,000 and $18,747,000 in the prior year's quarter and nine months representing the amortization of the deferred payment due to the Company's President, which was fully amortized at December 31, 1997.

   Income (loss) applicable to Alexander's (loan interest income, equity in income (loss) and depreciation) was $(2,340,000) in the quarter ended September 30, 1998, compared to $1,344,000 in the prior year's quarter, a decrease of $3,684,000. Income applicable to Alexander's was $806,000 for the nine months ended September 30, 1998, compared to $4,186,000 in the prior year's nine months, a decrease of $3,380,000. These decreases resulted primarily from (i) the Company's equity in Alexander's loss of $4,423,000 from the write-off of the carrying value of Alexander's Lexington Avenue building and predevelopment costs, partially offset by (ii) income from the commencement of leases at Alexander's Rego Park and Kings Plaza store properties and (iii) income from Alexander's acquisition of the remaining 50% interest in the Kings Plaza Mall.

   Income from partially-owned entities was $11,195,000 in the quarter ended September 30, 1998, compared to $669,000 in the prior year's quarter, an increase of $10,526,000. Income from partially-owned entities was $20,871,000 for the nine months ended September 30, 1998, compared to $1,471,000 in the prior year's nine months, an increase of $19,400,000. These increases resulted from:

                                                                                       Three Months           Nine Months
                                                            Date of                      Ended                   Ended
      Acquisitions:                                       Acquisition             September 30, 1998      September 30, 1998
      -------------                                       -----------             ------------------      ------------------
         Cold Storage Companies                           October 1997              $   5,008,000           $   8,172,000
         Charles E. Smith
            Commercial Realty L.P.                        October 1997                  1,054,000               3,405,000
         Hotel Pennsylvania                               September 1997                1,361,000               2,750,000
         Newkirk Joint Ventures                           July 1998                     1,006,000               1,006,000
         Mendik partially-owned office buildings          April 1997                      688,000               1,728,000
         Merchandise Mart Management
            Company                                       April 1998                      324,000               1,272,000
                                                                                      -----------             -----------
                                                                                        9,441,000              18,333,000

      Other                                                                             1,085,000               1,067,000
                                                                                      -----------             -----------
                                                                                      $10,526,000             $19,400,000
                                                                                      ===========             ===========

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $5,230,000 for the quarter ended September 30, 1998, compared to $6,086,000 in the prior year's quarter, a decrease of $856,000. This decrease resulted primarily from lower average investments this year. Interest and other investment income was $18,067,000 for the nine months ended September 30, 1998, compared to $17,744,000 in the prior year's nine months, an increase of $323,000.

   Interest and debt expense was $34,034,000 for the quarter ended September 30, 1998, compared to $13,622,000 in the prior year's quarter, an increase of $20,412,000. Interest and debt expense was $80,536,000 for the nine months ended September 30, 1998, compared to $30,972,000 in the prior year's nine months, an increase of $49,564,000. These increases resulted primarily from debt in connection with acquisitions.

    In the third quarter of 1998, the Company recorded a net gain of $9,649,000, in connection with an insurance settlement and condemnation proceeding (see Note 6 to the Consolidated Financial Statements).

   The minority interest is comprised of:

                                                    For The Three Months Ended                    For the Nine Months Ended
                                           --------------------------------------------    ----------------------------------------
                                           September 30, 1998        September 30, 1997    September 30, 1998   September 30, 1997
                                           ------------------        ------------------    -------------------  -------------------
  Preferential distributions to unit
   holders in the Operating
   Partnership                                  $ 3,423,000             $ 2,500,000             $10,492,000             $ 4,600,000*

   40% interest in 20 Broad Street                  275,000                      --                 275,000                      --
                                                -----------             -----------             -----------             -----------
                                                $ 3,698,000             $ 2,500,000             $10,767,000             $ 4,600,000
                                                ===========             ===========             ===========             ===========

*  For the period from April 15, 1997 to September 30, 1997

   The preferred stock dividends of $5,423,000 and $16,268,000 for the three and nine months ended September 30, 1998 and $5,241,000 for the three months ended September 30, 1997 and $10,096,000 for the period from April 15, 1997 to September 30, 1997 apply to the Company's $3.25 Series A Convertible Preferred Shares issued in April and December 1997 and include accretion of expenses of issuing them.

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

   Nine Months Ended September 30, 1998

   Cash flows provided by operating activities of $99,885,000 was primarily comprised of (i) income of $103,236,000 (net income of $112,885,000 less net gain from insurance settlement and condemnation proceeding of $9,649,000) and
(ii) adjustments for non-cash items of $21,996,000, offset by (iii) the net change in operating assets and liabilities of $23,817,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $41,605,000 and (ii) minority interest of $10,767,000, partially offset by (iii) the effect of straight-lining of rental income of $14,977,000 and (iv) equity in net income of partially-owned entities of $14,593,000. The net change in operating assets and liabilities reflects an increase in prepaid real estate taxes of $15,792,000.

   Net cash used in investing activities of $1,184,759,000 was primarily comprised of (i) acquisitions of real estate of $855,800,000 (see detail below),
(ii) investments in partially-owned entities of $308,000,000 (see detail below),
(iii) capital expenditures of $67,392,000 and investments in securities of $73,773,000 (including $48,500,000 purchase of Capital Trust Preferred Stock), partially offset by (v) proceeds from the repayment of mortgage loans receivable of $67,663,000. Acquisitions of real estate and investments in partially-owned entities are comprised of (amounts in thousands):

                                                                            Debt            Value of            Total
                                                          Cash             Assumed        Units Issued      Consideration
                                                          ----             -------        ------------      -------------
Real Estate:
  Merchandise Mart Properties                          $  187,000        $  327,000        $  116,000        $  630,000
  One Penn Plaza Office Building                          317,000            93,000                --           410,000
  770 Broadway Office Building                            131,000                --            18,000           149,000
  150 East 58th Street Office Building                    118,000                --                --           118,000
  40 Fulton Street Office Building                         54,000                --                --            54,000
  689 Fifth Avenue Office Building                         33,000                --                --            33,000
  Other                                                    15,800                --                --            15,800
                                                       ----------        ----------        ----------        ----------
                                                       $  855,800        $  420,000        $  134,000        $1,409,800
                                                       ==========        ==========        ==========        ==========

Investments in Partially Owned Entities:
  Hotel Pennsylvania (acquisition of additional
   40% interest increasing ownership to 80%)           $   22,000        $   48,000        $       --        $   70,000
  570 Lexington Avenue Office Building
   (increased interest from 5.6% to
   approximately 50%)                                      32,300             4,900                --            37,200
  Acquisition of Freezer Services, Inc. (60%
   interest)                                               58,000            16,000             6,000            80,000
  Reduction in Cold Storage Companies
   debt (60% interest)                                     44,000                --                --            44,000
  Acquisition of Carmar Group (60% interest)               86,400             8,400                --            94,800
  Investment in Newkirk Joint Ventures                     56,000                --                --            56,000
  Other                                                     9,300                --                --             9,300
                                                       ----------        ----------        ----------        ----------
                                                       $  308,000        $   77,300        $    6,000        $  391,300
                                                       ==========        ==========        ==========        ==========

   Net cash provided by financing activities of $869,773,000 was primarily comprised of (i) proceeds from borrowings of $1,423,953,000, and (ii) proceeds from the issuance of common shares of $445,282,000, partially offset by (iii) repayment of borrowings of $883,043,000, (iv) dividends paid on common shares of $94,430,000 and (v) dividend paid on preferred shares of $16,268,000.

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

   Net cash used in investing activities of $670,755,000 was primarily comprised of (i) expenditures of $263,790,000 in connection with the Mendik Transaction,
(ii) investments in mortgage loans receivable of $67,663,000, (iii) capital expenditures and investments in partnerships and joint ventures of $308,295,000 and (iv) restricted cash for tenant improvements of $27,571,000. Investments in mortgage loans receivable are comprised of (a) a loan of $41,000,000 to affiliates of the Riese Organization cross collateralized by ten Manhattan properties and (b) a mortgage on a 460,000 square foot office building at 20 Broad Street in Manhattan, New York, purchased at a discount from a bank for $27,000,000.

   Net cash provided by financing activities of $575,409,000 was primarily comprised of proceeds from (i) borrowings of $523,000,000, and (ii) issuance of preferred shares of $276,000,000, partially offset by (iii) repayment of borrowings of $151,177,000, (iv) dividends paid of $60,187,000 and (v) the repayment of borrowings on U.S. Treasury obligations of $9,636,000.

   Funds from Operations for the Three and Nine Months Ended September 30, 1998 and 1997

   Funds from operations were $58,608,000 in the quarter ended September 30, 1998, compared to $17,056,000 in the prior year's quarter, an increase of $41,552,000. Funds from operations were $157,789,000 in the nine months ended September 30, 1998, compared to $43,789,000 in the prior year's nine months, an increase of $114,000,000. Funds from operations for the prior year's quarter and nine months reflect amortization of the deferred payment due to the Company's President of $6,249,000 and $18,747,000. The following table reconciles funds from operations and net income:

                                                    For the Three Months Ended                 For the Nine Months Ended
                                           -----------------------------------------    ----------------------------------------
                                           September 30, 1998     September 30, 1997    September 30, 1998    September 30, 1997
                                           ------------------     ------------------    ------------------    ------------------
Net income applicable to common
  shares                                      $  39,659,000         $  10,385,000         $  96,617,000         $  29,008,000
Depreciation and amortization of
  real property                                  15,969,000             6,466,000            41,002,000            14,623,000
Straight-lining of property rentals
  for rent escalations                           (3,804,000)             (830,000)          (10,218,000)           (2,317,000)
Leasing fees received in excess
  of income recognized                              310,000               480,000             1,047,000             1,333,000
Proportionate share of adjustments
  to equity in net income of partially
  owned entities to arrive
  at funds from operations                       17,315,000               555,000            41,691,000             1,142,000
Net gain from insurance settlement
  and condemnation proceeding                    (9,649,000)                   --            (9,649,000)                   --
Minority interest in excess of
  preferential distributions                     (1,192,000)                   --            (2,701,000)                   --
                                              -------------         -------------         -------------         -------------
                                              $  58,608,000         $  17,056,000         $ 157,789,000         $  43,789,000
                                              =============         =============         =============         =============

   The number of shares that should be used for determining funds from operations per share is the number used for diluted earnings per share.

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

                                   For the Three Month Ended                       For the Nine Months ended
                            ----------------------------------------      -------------------------------------------
                            September 30, 1998    September 30, 1997      September 30, 1998       September 30, 1997
                            ------------------    ------------------      ------------------       ------------------
Operating activities          $  17,674,000         $  13,028,000         $        99,885,000        $  64,017,000
                              =============         =============         ===================        =============

Investing activities          $(205,078,000)        $ (40,942,000)        $    (1,184,759,000)       $(670,755,000)
                              =============         =============         ===================        =============

Financing activities          $  70,673,000         $(113,545,000)        $       869,773,000        $ 575,409,000
                              =============         =============         ===================        =============

Certain Cash Requirements Affecting the Company's Liquidity at September 30,
1998:

   Pending Acquisitions and Investments

   On June 2, 1998, the Company entered into an agreement to acquire the leasehold interest in 888 Seventh Avenue, a 46 story office building containing approximately 847,000 square feet located in midtown Manhattan, for approximately $100 million. The acquisition of 888 Seventh Avenue is expected to be completed not later than the third quarter of 1999 in conjunction with other unrelated transactions to be effected by the seller, and is subject to customary closing conditions.

   On June 2, 1998, the Company entered into an agreement to settle existing litigation - see Legal Proceedings. The Settlement provides, among other things: (i) for Vornado to purchase the remaining 60% interest in Two Park Avenue for approximately $34.6 million, which will be paid in cash, or at the Company's election, in any combination of cash or shares of Vornado stock, plus the assumption of $39 million in existing debt; and (ii) for Vornado to purchase the Partnership's interest in 550-600 Mamaroneck Avenue, Harrison, New York and 330 West 34th Street, New York, New York for an aggregate price of $30 million in cash. On October 14, 1998, the Supreme Court of the State of New York for New York County approved the proposed settlement. On November 6, 1998, the Court's judgment became final. It is expected that the transaction will close within the next 30 days.

   On October 29, 1998, Vornado completed its acquisition of K Mart's 50% interest in the Las Catalinas Mall located in Caguas, Puerto Rico (adjacent to San Juan). In addition, Vornado acquired 75% and Vornado's partner in the Mall acquired 25% of K Mart's anchor store. Vornado's purchase price of $38 million was fully financed with 15 year non-recourse debt.

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The Company entered into an agreement to acquire the 1,050,000 square foot Market Square Complex of showrooms in High Point, NC, for approximately $95 million consisting of $6 million of cash, $44 million of debt and $45 million of Operating Partnership Units and Convertible Preferred Operating Partnership Units. This transaction is currently expected to close in the fourth quarter; however there can be no assurance it will ultimately be consummated.

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

    On September 30, 1998, the Company had $683,250,000 outstanding under its $1,000,000,000 revolving credit facility at a blended interest rate of 6.49%.

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

    On June 15, 1998, the Company completed a $275,000,000 refinancing of its One Penn Plaza office building and borrowed $170,000,000 pursuant thereto. In the third quarter, the Company borrowed the remaining $105,000,000. The debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25%; (currently 6.91%). This debt replaced the $93,000,000 bridge-mortgage loan financing put in place when the property was acquired.

   On October 16, 1998, the Company completed its spin-off of Vornado Operating Company, which the Company capitalized with an equity contribution of $25 million of cash. In addition, Vornado has agreed to enter into a $75 million revolving credit agreement with Vornado Operating Company.

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

                              VORNADO REALTY TRUST

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Year 2000 Issues

   Year 2000 compliance programs and information systems modifications were initiated by Vornado in early 1998 in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, and by monitoring supplier and other third-party interfaces. In many cases, Vornado will be relying on statements from outside vendors as to the Year 2000 readiness of their systems, and will not, in many circumstances, attempt any independent verification. Review of the systems affecting Vornado and its properties is progressing. The costs of Vornado's Year 2000 program to date have not been material, and Vornado does not anticipate that the costs of any required modifications to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity. Vornado has contingency plans for its own day-to-day operational systems and management is in the process of updating these plans for possible Year 2000 specific operational requirements.

Recently Issued Accounting Standards

   In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company does not currently utilize derivatives or engage in significant hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

Quantitative and Qualitative Disclosures About Market Risks

   The Company has no material exposure to market risk sensitive investments.

                              VORNADO REALTY TRUST


PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

                       In January 1997, two individual investors in Mendik Real Estate Limited Partnership ("RELP"), the publicly held limited partnership that indirectly owns a 60% interest in the Two Park Avenue Property, filed a purported class action against NY Real Estate Services 1, Inc. ("NY Real Estate"), Mendik RELP Corp., B&B Park Avenue, L.P. (an indirect subsidiary of the Company which acquired the remaining 40% interest in Two Park Avenue) and Bernard
           H. Mendik in the Supreme Court of the State of New York, County of New York, on behalf of all persons holding limited partnership interests in RELP. The complaint alleges that, for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the limited partners, that the then proposed transfer of the 40% interest in Two Park Avenue would result in a burden on the operation and management of Two Park Avenue and that the transfer of the 40% interest violates RELP's right of first refusal to purchase the interest being transferred and fails to provide limited partners in RELP with a comparable transfer opportunity. Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Both complaints seek unspecified damages, an accounting and a judgment requiring either the liquidation of RELP and the appointment of a receiver or an auction of Two Park Avenue. In August 1997, a fourth limited partner, represented by separate counsel, commenced another purported class action in the same court by serving a complaint essentially identical to the complaints in the two previously commenced actions. These lawsuits have since been consolidated. On June 2, 1998, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement"). By Order dated July 9, 1998, the Court granted preliminary approval of the Settlement and certified a class pursuant to CPLR 902, for settlement purposes. The Settlement provides, among other things: (i) for Vornado to purchase the Partnership's interest in Two Park Avenue for approximately $34.6 million, which will be paid in cash, or at Vornado's election, in any combination of cash or shares of Vornado stock (which will be freely tradable pursuant to a Section 3(a)(10) exemption under the Securities Act of 1933), plus the assumption of $39 million in existing debt; and (ii) for Vornado Realty to purchase the Partnership's interest in 550-600 Mamaroneck Avenue, Harrison, New York and 330 West 34th Street, New York, NY for an aggregate price of $30 million in cash. On October 14, 1998, the Supreme Court of New York for New York County approved the proposed settlement. On November 6, 1998, the Court's judgment became final. It is expected that the transaction will close within the next 30 days.

                                 VORNADO REALTY TRUST

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits: The following exhibits are filed with this Quarterly Report on Form 10-Q.

            10.7 Employment Agreement between Vornado Realty Trust and Joseph Macnow, dated January 1, 1998.

            10.8 Employment Agreement between Vornado Realty Trust and Richard Rowan, dated January 1, 1998.

            27    Financial Data Schedule.

      (b)   Reports on Form 8-K

                  During the quarter ended September 30, 1998, Vornado Realty
            Trust filed the reports on Form 8-K described below:

                  Date of Report
                  (Date of Earliest
                  Event Reported)          Item Reported                                       Date Filed
                  ---------------          -------------                                       ----------

                  April 26,1998       Financial Statements and pro forma                      July 15, 1998
                                      in connection with the acquisition of
                                      additional interest in 570 Lexington
                                      Avenue, the acquisition of 40 Fulton
                                      Street and 770 Broadway and the
                                      pending acquisition of 888 Seventh
                                      Avenue

                  June 2, 1998        Proposed settlement agreement to                        August 12, 1998
                                      purchase the properties of the Mendik
                                      Real Estate Limited Partnership with the
                                      financial statements and pro forma in
                                      connection therewith

                  January 29, 1998    Proposed spin-off of Vornado Operating                  September 28, 1998
                                      Company

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



                                         VORNADO REALTY TRUST
                                         --------------------
                                             (Registrant)




Date:  November 6, 1998                   /s/ Irwin Goldberg
                                         -------------------------------------
                                              IRWIN GOLDBERG
                                         Vice President - Chief Financial
                                         Officer and Chief Accounting Officer

                              VORNADO REALTY TRUST

                                  EXHIBIT INDEX



   EXHIBIT NO.

      10.7 Employment Agreement between Vornado Realty Trust and Joseph Macnow, dated January 1, 1998.

      10.8 Employment Agreement between Vornado Realty Trust and Richard Rowan, dated January 1, 1998.

      27    Financial Data Schedule.