Form 10-K405
period 1998-12-31
VORNADO REALTY TRUST
filed 1999-03-31
CIK 899689

                                                       EXHIBIT INDEX ON PAGE 105

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number: 1-11954

                              VORNADO REALTY TRUST
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Maryland                                          22-1657560
 ------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)

Park 80 West, Plaza II, Saddle Brook, New Jersey               07663
------------------------------------------------       ----------------------
   (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number including area code: (201) 587-1000
                                                   --------------

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

     8.5% Series B Cumulative                    New York Stock Exchange
   Redeemable Preferred Shares
     of beneficial interest,
           no par value

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust as reflected in the table in Item 12 of this Form 10-K, at March 4, 1999 was $2,290,892,000.

As of March 4, 1999, there were 85,088,542 common shares of the registrant's shares of beneficial interest outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

Part III: Proxy Statement for Annual Meeting of Shareholders to be held on May 19, 1999.

                                TABLE OF CONTENTS
          Item                                                              Page
          ----                                                              ----

Part I.    1.   Business...................................................   3
           2.   Properties.................................................  15
           3.   Legal Proceedings..........................................  42
           4.   Submission of Matters to a Vote of Security Holders........  42
                Executive Officers of the Registrant.......................  42
Part II.   5.   Market for the Registrant's Common Equity and Related
                  Stockholder Matters......................................  43
           6.   Selected Consolidated Financial Data.......................  44
           7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................  46
          7A.   Quantitative and Qualitative Disclosure about Market Risk..  58
           8.   Financial Statements and Supplementary Data................  59
           9.   Changes In and Disagreements With Independent Auditors'
                  on Accounting and Financial Disclosure...................  59
Part III. 10.   Directors and Executive Officers of the Registrant.........  (1)
          11.   Executive Compensation.....................................  (1)
          12.   Security Ownership of Certain Beneficial Owners
                  and Management...........................................  (1)
          13.   Certain Relationships and Related Transactions.............  (1)
Part IV.  14.   Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K..............................................  95
Signatures.................................................................  96

----------
(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1998, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 42 of this Annual Report on Form 10-K.

      Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense, (f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Vornado to continue to qualify as a REIT,
(j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations, (l) general competitive factors and
(m) failure by Vornado, or by other companies with which it does business, to remediate possible Year 2000 problems in computer software or embedded technology.

                                     PART I

Item 1.  Business

The Company

      Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). In April 1997, Vornado transferred substantially all of its assets to Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). As a result, Vornado now conducts its business through the Operating Partnership. Vornado is the sole general partner of, and owned approximately 85% of the limited partnership common interest in, the Operating Partnership at March 17, 1999. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

      The Company currently owns directly or indirectly:

Office Building Properties ("Office"):

            (i) all or portions of 21 office building properties in the New York City metropolitan area (primarily Manhattan) containing approximately 12.5 million square feet;

            (ii) a 34% limited partnership interest in Charles E. Smith Commercial Realty L.P. ("CESCR"), a limited partnership, which owns interests in and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington D.C., and manages an additional 14.6 million square feet of office and other commercial properties in the Washington, D.C. area;

Retail Properties ("Retail"):

            (iii) 59 shopping center properties in seven states and Puerto Rico containing approximately 12.2 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

Cold Storage Companies ("Cold Storage"):

            (iv) a 60% interest in partnerships that own 88 warehouse facilities nationwide with an aggregate of approximately 450 million cubic feet of refrigerated, frozen and dry storage space (excludes 13 additional warehouses containing approximately 80 million cubic feet managed by the Cold Storage Companies - see "Spin-off of Vornado Operating Company");

Merchandise Mart Properties:

            (v) the Merchandise Mart Properties portfolio containing approximately 6.7 million square feet, including the 3.4 million square foot Merchandise Mart in Chicago;

Other Real Estate Investments:

            (vi) approximately 29.3% of the outstanding common stock of Alexander's, Inc. ("Alexander's"), which has eight properties in the New York City metropolitan area;

            (vii) an 80% interest in the Hotel Pennsylvania, a New York City hotel which contains 800,000 square feet of space with 1,700 rooms and 400,000 square feet of retail and office space;

            (viii) eight dry warehouse /industrial properties in New Jersey containing approximately 2.0 million square feet; and

            (ix) other real estate investments.

Objectives and Strategy

      The Company's business objective is to maximize shareholder value. The Company intends to achieve its business objective by continuing to pursue its investment philosophy, making opportunistic investments and executing its operating strategies through:

      o Maintaining a superior team of operating and investment professionals and an opportunistic entrepreneurial spirit;

      o Investing in properties in the New York City metropolitan area and other selected markets where the Company believes there is high likelihood of capital appreciation;

      o Acquiring high quality properties at a discount to replacement cost and where there is a significant potential for higher rents;

      o Investing in retail properties in selected understored locations such as the New York City metropolitan area;

      o Investing in fully integrated operating companies that have a significant real estate component with qualified, experienced operating management and strong growth potential which can benefit from the Company's access to efficient capital; and

      o Developing and redeveloping the Company's existing properties to increase returns and maximize value.

The Company expects to finance its growth, acquisitions and investments using internally generated funds, funds from possible asset sales and by accessing the public and private capital markets.

Acquisitions and Investments

         Since January 1, 1998, the Company completed approximately $2.4 billion of real estate acquisitions or investments. The following table lists the acquisitions and investments by business segment:

                                                                                                              Total
                                                                                                          Consideration
                                                              Location                                    (in millions)
                                                              --------                                    -------------
             Office:
             One Penn Plaza...................................New York City                                   $   410
             Charles E. Smith Commercial Realty, L.P.:
                 Increase in investment to 34%................Northern Virginia and Washington, D.C.              242
                 Crystal City hotel land......................Crystal City, Virginia                                8
             770 Broadway.....................................New York City                                       149
             150 East 58th Street.............................New York City                                       118
             Mendik Real Estate Limited Partnership
               properties:
                 Saxon Woods Corporate Center.................Harrison, New York                                   21
                 Two Park Avenue
                   (remaining 60% interest)...................New York City                                        76
                 330 West 34th Street.........................New York City                                         9
             888 Seventh Avenue...............................New York City                                       100
             40 Fulton Street.................................New York City                                        55
             570 Lexington - increase in investment to 50%....New York City                                        37
             689 Fifth Avenue.................................New York City                                        33
             Westport Corporate Office Park...................Westport, Connecticut                                14
             20 Broad Street..................................New York City                                         1

             Retail:
             Las Catalinas Mall...............................Caguas, Puerto Rico                                  38

             Cold Storage (60% interest):
             Freezer Services, Inc............................Midwestern section of the
                                                              United States                                        80
             Carmar Group.....................................Midwestern and Southwestern sections of
                                                              the United States                                    95

             Merchandise Mart Properties:
             The Merchandise Mart Properties..................Chicago & Washington, D.C.                          630
             Market Square Complex............................High Point, North Carolina                           97
             National Furniture Mart..........................High Point, North Carolina                           18

             Other Real Estate Investments:
             Hotel Pennsylvania - increase in investment
                 to 80%.......................................New York City                                        70
             Newkirk Joint Ventures (30% interest)............Various                                             108
                                                                                                              -------

                       Total Acquisitions and Investments.....                                                $ 2,409
                                                                                                              =======

Office:

   One Penn Plaza

      In February 1998, the Company acquired a long-term leasehold interest in One Penn Plaza for approximately $410,000,000. One Penn Plaza is a 57 story Manhattan office building containing approximately 2,400,000 square feet and encompasses substantially the entire square block bounded by 33rd Street, 34th Street, Seventh Avenue and Eighth Avenue.

Charles E. Smith Commercial Realty L.P.

      On March 4, 1999, the Company made an additional $242,000,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc. ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., immediately prior to the contribution to CESCR. Together with the Company's investment in CESCR made in 1997 and the units it reacquired on March 4, 1999 from Vornado Operating Company, the Company owns approximately 34% of CESCR's limited partnership units. In addition, the Company acquired from CAPI for $8,000,000 the land under a Marriott Hotel located in Crystal City.

      The purchase price was paid to CAPI by the Company issuing $250,000,000 of 6% Convertible Preferred Units of the Company's operating partnership. The Preferred Units are convertible at $44 per unit and the coupon increases to 6.50% over the next three years and then fixes at 6.75% in year eight. The Company will appoint one of three members to CESCR's Board of Managers, increasing under certain circumstances to two of four members in March 2002.

      In connection with these transactions, the Company made a five-year $41,000,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately $55,000,000 of the Operating Partnership's units issued to CAPI as well as certain real estate assets.

   770 Broadway

      In July 1998, the Company acquired 770 Broadway, a 1,016,000 square foot Manhattan office building, for approximately $149,000,000, including $18,000,000 of Operating Partnership Units.

   150 East 58th Street

      In March 1998, the Company acquired 150 East 58th Street (the Architects and Design Center), a 39 story Manhattan office building, for approximately $118,000,000. The building contains approximately 550,000 square feet.

   Mendik Real Estate Limited Partnership Properties

      In November 1998, the Company completed the acquisition of certain properties from the Mendik Real Estate Limited Partnership ("Mendik RELP"). The acquired real estate assets include (i) a leasehold interest in the Saxon Woods Corporate Center located at 550/600 Mamaroneck Avenue, in Harrison, New York which contains approximately 234,000 square feet, (ii) the remaining 60% interest in an office building located at Two Park Avenue, in Manhattan which contains approximately 946,000 square feet (the Company already owned 40%) and
(iii) a leasehold interest in an office building located at 330 West 34th Street, also in Manhattan, which contains approximately 628,000 square feet. The aggregate purchase price of approximately $106,000,000, consisted of $31,000,000 of cash, $29,000,000 of the Company's common shares and $46,000,000 of debt.

  888 Seventh Avenue and 40 Fulton Street

      In June 1998, the Company entered into an agreement to acquire the leasehold interest in 888 Seventh Avenue, a 46 story office building containing approximately 848,000 square feet located in midtown Manhattan, and simultaneously acquired 40 Fulton Street, a 29 story office building containing approximately 234,000 square feet located in downtown Manhattan. The aggregate consideration for both buildings was approximately $154,500,000. The acquisition of 888 Seventh Avenue was completed in January 1999.

570 Lexington Avenue - additional investment

      In April 1998, the Company increased its interest from 5.6% to approximately 50% in 570 Lexington Avenue, a 49 story office building located in midtown Manhattan containing approximately 433,000 square feet. The Company purchased the additional interest for approximately $37,200,000, including $4,900,000 of existing debt.

  689 Fifth Avenue

      In August 1998, the Company acquired 689 Fifth Avenue, a 84,000 square foot Manhattan specialty building for approximately $33,000,000 from a partnership that included Bernard H. Mendik, a former trustee of the Company.

  Westport Corporate Office Park

      In January 1998, the Company acquired Westport Corporate Office Park ("Westport") from a limited partnership that included Bernard H. Mendik and David R. Greenbaum, the Chief Executive Officer of the Company's Mendik Division, as partners (Messrs. Mendik and Greenbaum and certain entities controlled by them are referred to herein as the "Mendik Group".) The purchase price was approximately $14,000,000 consisting of $6,000,000 of cash and an $8,000,000 mortgage loan for the two buildings which contain 120,000 square feet.

  20 Broad Street

      In September 1997, the Company purchased, at a discount, a mortgage on a 460,000 square foot office building at 20 Broad Street in Manhattan for $27,000,000. In August 1998, the Company acquired a 60% interest in the leasehold from the Mendik Group for approximately $600,000 of Operating Partnership Units. In a related transaction, the Company sold a 40% interest in the mortgage to the other unrelated owner of the property for $10,800,000. The Mendik Group may also receive a future earn-out, capped at $4,400,000 in additional units, based on leasing activity through December 31, 2004.

Retail:

  Las Catalinas Mall

      In October 1998, the Company completed the acquisition of Kmart Corporation's ("Kmart") 50% interest in the Las Catalinas Mall located in Caguas, Puerto Rico (adjacent to San Juan). In addition, the Company acquired 75% and the Company's partner in the Mall acquired 25% of Kmart's anchor store. The Company's purchase price of $38,000,000 was fully financed with 15 year debt. The Las Catalinas Mall, which opened in 1997, contains 489,000 square feet, including a 123,000 square foot Kmart store and a 146,000 square foot Sears store.

Cold Storage:

      In June 1998, a partnership in which Vornado owns a 60% interest through a preferred stock affiliate acquired the assets of Freezer Services, Inc., consisting of nine cold storage warehouses in the central United States for approximately $133,000,000, including $107,000,000 in cash and $26,000,000 in indebtedness. The Company's share of this investment was $80,000,000. Additionally, in July 1998, the Carmar Group was acquired for approximately $158,000,000, including $144,000,000 in cash and $14,000,000 in indebtedness.
The Company's share of this investment was $95,000,000. Carmar owned and operated five cold storage distribution warehouses in the midwest and southeast United States.

Merchandise Mart Properties:

  The Merchandise Mart Properties

      In April 1998, the Company acquired a real estate portfolio from the Kennedy Family for approximately $630,000,000, consisting of $187,000,000 in cash, $116,000,000 in Operating Partnership Units, $77,000,000 in existing debt and $250,000,000 of newly issued debt. The acquired real estate assets consist of a portfolio of properties used for office, retail and trade showroom space which aggregate approximately 5.4 million square feet and include the Merchandise Mart in Chicago. The transaction also included the acquisition of Merchandise Mart Properties, Inc., which manages the properties and owns and operates certain trade shows.

  Market Square Complex

      In December 1998, the Company completed the acquisition of the 1.07 million square foot Market Square Complex of showrooms in High Point, North Carolina. The consideration was approximately $97,000,000, consisting of $46,000,000 in debt, $44,000,000 in Operating Partnership Units and 6.5% Preferred Operating Partnership Units convertible at $43.74 per unit and $7,000,000 of cash. The acquired real estate assets include the Market Square, Hamilton Market and Furniture Plaza showroom buildings and the High Point Holiday Inn hotel.

      In a second transaction, the Company acquired the 243,000 square foot National Furniture Mart, which is adjacent to the forementioned properties, in High Point. The price was approximately $17,700,000, consisting of $3,800,000 in cash and $13,900,000 in debt.

Other Real Estate Investments:

  Hotel Pennslyvania - additional investment

      In May 1998, the Company acquired an additional 40% interest in the Hotel Pennsylvania increasing its ownership to 80%. The Company purchased the additional 40% interest from Hotel Properties Limited (one of its joint venture partners) for approximately $70,000,000, including $48,000,000 of existing debt.

  Newkirk Joint Ventures

      In July and September 1998, the Company invested an aggregate of $56,000,000 for a 30% share in joint ventures with affiliates of Apollo Real Estate Investment Fund III, L.P., collectively Newkirk Joint Ventures ("Newkirk"). Newkirk owns various equity and debt interests relating to 120 limited partnerships which own real estate primarily net leased to credit rated tenants. The Company has issued a $15,600,000 letter of credit in connection with these joint ventures.

      In March 1999, the Company and its joint venture partner completed an acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

Development and Redevelopment Projects

      The Company is currently engaged in or considering certain multi-year development and redevelopment projects. These projects include: (i) construction of 119,000 square feet of residential condominiums in Manhattan (YMCA Development 80% interest), (ii) construction of an 800,000 square foot high-rise rental apartment complex in Fort Lee, New Jersey (75% interest), (iii) acquisitions, developments and expansions of Cold Storage distribution and production warehouses (60% interest), (iv) tenant improvements and refurbishment of 770 Broadway, (v) conversion of 38,000 square feet of office space to retail space at 640 Fifth Avenue, (vi) redevelopment of the Russian Tea Room restaurant building on 57th Street in Manhattan (50% interest), (vii) the conversion of office space at 689 Fifth Avenue to hotel space, (viii) the expansion of the Market Square Complex in High Point, North Carolina, (ix) the redevelopment of the site at 14th Street and Union Square (currently leased by Bradlees), which may include razing the existing building and developing a large multi-use building, (x) the refurbishment of the Hotel Pennsylvania, (xi) the redevelopment of the Company's Penn Station properties which may include creating new retail space, (xii) Alexander's (29.3% interest) redevelopment of its Paramus property into a 550,000 square foot shopping center, (xiii) Alexander's (29.3% interest) development of a large multi-use building at its 59th Street and Lexington Avenue site and (xiv) Alexander's (29.3% interest) renovation of its Kings Plaza Mall. There can be no assurance that all of the above projects will be commenced or ultimately completed.

Spin-off of Vornado Operating Company

  General

      Vornado Operating Company, ("Vornado Operating") was incorporated on October 30, 1997, as a wholly owned subsidiary of the Company. In order to maintain its status as a REIT for federal income tax purposes, the Company is required to focus principally on investment in real estate assets. Accordingly, the Company is prevented from owning certain assets and conducting certain activities that would be inconsistent with its status as a REIT. Vornado Operating was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. Vornado Operating is intended to function principally as an operating company, in contrast to the Company's principal focus on investment in real estate assets. Vornado Operating is able to do so because it is taxable as a regular "C" corporation rather than a REIT.

      Vornado Operating will seek to become the operator of businesses conducted at properties it leases from the Company, as contemplated by the Intercompany Agreement between the Company and Vornado Operating (the "Intercompany Agreement"), referred to below. Vornado Operating expects to rely exclusively on the Company to identify business opportunities and currently expects that those opportunities will relate in some manner to the Company and its real estate investments rather than to unrelated businesses.

  The Distribution

      On October 16, 1998, the Operating Partnership made a distribution (the "Distribution") of one share of common stock, par value $.01 per share (the "Common Stock"), of Vornado Operating for 20 units of limited partnership interest of the Operating Partnership (including units owned by the Company) held of record as of the close of business on October 9, 1998 and Vornado Realty Trust in turn made a distribution of the Common Stock it received to the holders of its common shares of beneficial interest. While no Common Stock was distributed in respect of the Company's $3.25 Series A Convertible Preferred Shares, the Company adjusted the Conversion Price to take into account the Distribution. Vornado Operating's Common Stock is listed on the American Stock Exchange under the symbol "VOO".

  Capital Contribution and Revolving Credit Agreement.

      The Company initially capitalized Vornado Operating with an equity contribution of $25,000,000 of cash. As part of its formation, Vornado Operating was granted a $75,000,000 unsecured five-year revolving credit facility from Vornado (the "Revolving Credit Agreement"). Borrowings under the Revolving Credit Agreement bear interest at a floating rate per annum equal to LIBOR plus 3%. Commencing January 1, 1999, Vornado Operating pays the Company a commitment fee equal to 1% per annum on the average daily unused portion of the facility. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Only interest and commitment fees are payable under the Revolving Credit Agreement until it expires. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. Debt under the Revolving Credit Agreement is recourse to Vornado Operating.

  Intercompany Agreement.

      The Company and Vornado Operating have entered into the Intercompany Agreement pursuant to which, among other things, (a) the Company will under certain circumstances offer Vornado Operating an opportunity to become the lessee of certain real property owned now or in the future by the Company (under mutually satisfactory lease terms) and (b) Vornado Operating will not make any real estate investment or other REIT-Qualified Investment unless it first offers the Company the opportunity to make such investment and the Company has rejected that opportunity.

      Under the Intercompany Agreement, the Company has agreed to provide Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating will compensate the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and will reimburse the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. For the period from October 16, 1998 (commencement date) to December 31, 1998, approximately $50,000 of compensation for such services was charged pursuant to the Intercompany Agreement.

      Vornado Operating and the Company each have the right to terminate the Intercompany Agreement if the other party is in material default of the Intercompany Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, the Company has the right to terminate the Intercompany Agreement upon a change in control of Vornado Operating.

  Vornado Operating's Management.

      Messrs. Roth, Fascitelli, West and Wight are directors of Vornado Operating. Mr. Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Mr. Fascitelli is also President of Vornado Operating, and certain other members of the Company's senior management hold a corresponding position with Vornado Operating.

  The Cold Storage Companies

      On October 31, 1997, partnerships (the "Vornado/Crescent Partnerships") in which affiliates of the Company have a 60% interest and affiliates of Crescent Real Estate Equities Company have a 40% interest acquired each of AmeriCold Corporation ("Americold") and URS Logistics, Inc. ("URS"). In June 1998, the Vornado/Crescent Partnerships acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group (Americold, URS, Freezer Services, Inc. and the Carmar Group, collectively, the "Cold Storage Companies").

      On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent for the initial lease year is projected to be approximately $151 million. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

  Disposition and Acquisition of Interest in CESCR

      On December 31, 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR, (a Delaware limited partnership that owns interests in and manages approximately 10,700,000 square feet of office properties in Crystal City, Arlington, Virginia, a suburb of Washington, D.C., and manages an additional 14,600,000 square feet of office and other commercial properties in the Washington, D.C. area) to Vornado Operating Company for an aggregate purchase price of approximately $12,900,000, or $34 per unit (which is the price at which CESCR issued partnership units in October 1998 in connection with a significant "roll-up" transaction). The purchase price was funded out of Vornado Operating's working capital. After giving effect to this purchase, the Company owned approximately 9.6% of CESCR as of December 31, 1998. In connection with this purchase, the Company granted to Vornado Operating an option to require the Company to repurchase all of the CESCR units at the price at which Vornado Operating purchased the CESCR units, plus a cumulative return on such amount at a rate of 10% per annum. The option was exercised on March 4, 1999. Accordingly, the Company reacquired the CESCR units from Vornado Operating for $13,200,000.

Financing Activities

  Corporate:

      In April 1998, the Company completed the sale of 10,000,000 common shares pursuant to an effective registration statement with net proceeds to the Company of approximately $401,000,000. Also in April 1998, the Company sold 1,132,420 common shares to a unit investment trust, which were valued for the purpose of the trust at $41.06 per share, resulting in net proceeds of approximately $44,000,000.

      In November and December of 1998, the Company sold an aggregate of $87,500,000 of 8.5% Series D-1 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $85,300,000. The perpetual Preferred Units may be called without penalty at the option of the Company commencing on November 12, 2003.

      On March 17, 1999, the Company completed the sale of 3 million 8.5% Series B Cumulative Redeemable Preferred Shares, at a price $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $72,200,000. Further on March 22, 1999, 400,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $9,700,000. The perpetual preferred shares may be called without penalty at the option of the Company commencing on March 17, 2004.

   Office:

      In June 1998, the Company completed a $275,000,000 refinancing of its One Penn Plaza office building and borrowed $170,000,000 pursuant thereto. In the third quarter of 1998, the Company borrowed the remaining $105,000,000. The debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25% (currently 6.35%). This debt replaced the $93,000,000 bridge-mortgage loan financing put in place when the property was acquired.

      In February 1999, the Company completed a $165,000,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000,000 debt on the property. The new 5-year debt matures in February 2004 and bears interest at 7.08%.

   Retail:

      In February 1998, the Company completed a $160,000,000 refinancing of the Green Acres Mall and prepaid the then existing $118,000,000 debt on the property. The new 10-year debt matures in March 2008 and bears interest at 6.75%.

   Cold Storage:

      In April 1998, the Cold Storage Companies completed a $550,000,000 ten-year loan secured by 58 of its warehouses. The loan bears interest at 6.89%. The net proceeds from the loan together with working capital were used to repay $607,000,000 of bridge financing, which replaced high yield debt assumed at the date of acquisition.

   Merchandise Mart Properties:

      In June 1998, the Company repaid the $26,000,000 mortgage on 350 North Orleans Street, in Chicago.

      In November 1998, the terms of the $24,000,000 mortgage on the Washington Design Center were modified to adjust the interest rate from LIBOR + 3.00% to LIBOR + 1.35% (currently 6.45%) and to extend the maturity date from April 2000 to November 2000.

      In February 1999, the Company exercised its option to extend the maturity date on the $250,000,000 loan on its Chicago Merchandise Mart building from March 31, 1999 to September 30, 1999. In connection therewith, the Company paid a fee of 1/8%.

      At December 31, 1998, the ratio of debt-to-enterprise value (market equity value plus debt less cash) was 45% based on debt of $2.8 billion which included the Company's proportionate share of debt of partially-owned entities. Historically, the Company has maintained a lower debt-to-enterprise value ratio. In the future, in connection with its strategy for growth, this percentage may change. The Company's policy concerning the incurrence of debt may be reviewed and modified from time to time by the Company without the vote of shareholders.

      The Company may seek to obtain funds through equity offerings or debt financing, although there is no express policy with respect thereto. The Company may offer its shares or Operating Partnership units in exchange for property and may repurchase or otherwise reacquire its shares or any other securities in the future.

EBITDA By Segment and Region

      The following table sets forth the percentage of the Company's EBITDA(1) by segment and region on a pro forma basis for the year ended December 31, 1998 and on a historical basis for the years ended December 31, 1998 and 1997. The pro forma column gives effect to the acquisitions previously described and the financings attributable thereto, as if they had occurred on January 1, 1997. Prior to April 1997, the Company operated in one segment-retail real estate, primarily in the Northeast section of the United States.

                                                                           Percentage of EBITDA
                                                                  --------------------------------------
                                                                  Pro Forma             Historical
                                                                  ----------  --------------------------
                                                                         Years Ended December 31,
                                                                  --------------------------------------
                                                                   1998            1998           1997
                                                                  ---------     ---------      ---------
           Segment
                Office........................................       46%            37%              38%
                Retail........................................       21%            26%              57%
                Cold Storage..................................       16%            20%               8%
                Merchandise Mart Properties...................       10%             9%              --
                Other.........................................        7%             8%              (3)%
                                                                    ---            ---             -----
                                                                    100%           100%             100%
                                                                    ===            ===             ====
           Region
                New York City metropolitan area...............       50%            54%              72%
                Washington D.C./Northeast Virginia............       18%             7%               1%
                Chicago.......................................        5%             6%              --
                New Jersey....................................        4%             5%              14%
                Puerto Rico...................................        2%             2%               4%
                Other (2).....................................       21%            26%               9%
                                                                    ---            ---             ----
                                                                    100%           100%             100%
                                                                    ===            ===             ====

(1) EBITDA represents net income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2) Other includes the Cold Storage segment which has facilities in 33 states. See page 30 for details.

Relationship with Alexander's

      The Company owns 29.3% of the outstanding shares of common stock of Alexander's. See "Interstate Properties" below for a description of Interstate's ownership of the Company and Alexander's.

      Alexander's has eight properties (see Item 2. Properties--Alexander's).

      In March 1995, the Company lent Alexander's $45,000,000. The loan, which was originally scheduled to mature in March 1998, has been renewed for two additional one year periods and currently matures in March 2000. The interest rate was reset in March 1999 from 13.87% per annum to 14.18% per annum. Management believes there are no indications of impairment as discussed in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan".

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

Interstate Properties

      As of December 31, 1998, Interstate Properties owned approximately 18.1% of the common shares of beneficial interest of the Company, 27.1% of Alexander's common stock and beneficial ownership of 14.8% of Vornado Operating. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of both Alexander's and Vornado Operating. Mr. Wight is a trustee of the Company and is also a director of both Alexander's and Vornado Operating. Mr. Mandelbaum is a trustee of the Company and is also a director of Alexander's.

Competition

      The Company's four business segments, Office, Retail, Cold Storage and Merchandise Mart Properties, operate in highly competitive environments. The Company's success depends upon, among other factors, the trends of the national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, income tax laws, governmental regulations, legislation and population trends. The Company competes with a large number of real estate property owners. Principal factors of competition are rent charged, attractiveness of property and the quality and breadth of services provided. The Company has a large concentration of properties in the New York City metropolitan area, a highly competitive market. The economic condition of this market may be significantly influenced by supply and demand for space and the financial performance and productivity of the publishing, retail, pharmaceutical, insurance and finance industries.

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

Employees

      The Company has approximately 600 employees consisting of 88 in the Office Properties segment, 53 in the Retail Properties segment, 384 in the Merchandise Mart Properties segment and 75 in the corporate office. This does not include employees of partially-owned entities such as the 5,500 employees of the Cold Storage Companies and the 400 employees at the Hotel Pennsylvania.

Segment Data

      The Company operates in four business segments: Office Properties, Retail Properties, Cold Storage and Merchandise Mart Properties. The Company engages in no foreign operations.

      The Company's principal executive offices are located at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663; telephone (201) 587-1000.

Item 2. Properties

      The Company currently owns, directly or indirectly, Office properties Retail properties, Cold Storage warehouses and the Merchandise Mart Properties. The Company also owns or has investments in dry warehouse and industrial buildings, Alexander's, Hotel Pennsylvania and Newkirk Joint Ventures.

Office

      The Company's office properties consist of (i) all or a portion of 21 office buildings in the New York City metropolitan area (primarily Manhattan) containing approximately 12.5 million square feet (including 720,000 square feet of retail space and 5 garages containing 334,000 square feet) (collectively, the "New York City Office Properties") and (ii) a 34% interest in Charles E. Smith Commercial Realty, L.P. which owns interests in and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington D.C. (the "CESCR Office Properties").

      The following data on pages 16 to 20 covers the New York City Office Properties. The CESCR Office Properties are described on page 21.

New York City Office Properties:

      The following table sets forth the percentage of the New York City Office Properties revenue by tenant's industry:

              Industry                           Percentage
              --------                           ----------

              Publishing..................         11.8%
              Finance.....................          9.5%
              Technology..................          8.3%
              Retail......................          8.1%
              Insurance...................          6.9%
              Legal.......................          6.7%
              Pharmaceuticals.............          5.3%
              Government..................          5.1%
              Media and Entertainment.....          4.1%
              Service Contractors.........          3.2%
              Apparel.....................          3.2%
              Engineering.................          3.1%
              Bank Branches...............          2.6%
              Other.......................         22.1%

      The average lease term of a tenant's lease is approximately 12 years. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant's share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction of its premises. None of the tenants in the office segment accounted for more than 10% of the Company's total revenue. Below is a listing of the New York City Office Properties tenants which accounted for 2% or more of the New York City Office Properties revenues in 1998:

                                                                                   Percentage
                                                                                   of the New
                (in thousands, except percentages)                                 York City
                                                                                     Office
                                                    Square Feet        1998        Properties
                Tenant                                 Leased        Revenues       Revenues
                --------------------------------------------------------------------------------
                Sterling Winthrop Inc............       429          $18,268           7%
                Times Mirror Company.............       519           16,056           6%
                The McGraw Hill
                    Companies Inc................       447           10,168           4%
                Mutual Life Insurance Co.........       264            8,259           3%
                Information Builders, Inc........       252            6,052           2%
                Kmart Corporation................       287            5,620           2%
                R.H. Macy & Co. Inc..............       154            5,488           2%

      The following table sets forth as of December 31, 1998 lease expirations for each of the next 10 years, assuming that none of the tenants exercise their renewal options.

                                                                                                Annual Escalated
                                                                      Percentage of           Rent of Expiring Leases
                                 Number of        Square Feet of      Total Leased        --------------------------------
Year                          Expiring Leases     Expiring Leases      Square Feet            Total        Per Square Foot
----                          ---------------     ---------------      -----------            -----        ---------------
1999......................          187               793,000              6.4%           $ 21,556,000         $ 27.18
2000......................          106               396,000              3.2%             12,134,000           30.64
2001......................           95               709,000              5.7%             20,456,000           28.85
2002......................           86               768,000              6.2%             19,318,000           25.15
2003......................           77               613,000              4.9%             18,263,000           29.79
2004......................           60               820,000              6.6%             23,119,000           28.19
2005......................           44               551,000              4.4%             14,788,000           26.84
2006......................           51               765,000              6.2%             20,153,000           26.34
2007......................           45               715,000              5.7%             21,571,000           30.17
2008......................           58             1,109,000              8.9%             32,908,000           29.67

      The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the New York City Office properties at the end of each of the past two years.

                                                                                Average Annual
                         As of              Rentable                            Escalated Rent
                      December 31,         Square Feet      Occupancy Rate      Per Square Foot
                      ------------         -----------      --------------      ---------------
                 1998..................     12,437,000            91%              $  28.14
                 1997..................      8,353,000            95%              $  27.09

As of March 1, 1999, the occupancy rate of the Company's New York City Office properties was 92%. Excluding 770 Broadway, which was acquired in July 1998, the occupancy rate was 96% at March 1, 1999 and 95% at December 31, 1998.

      In 1998, the New York City Office Properties leased 1,155,931 square feet at a weighted average initial rent per square foot of $35.03. Vornado's ownership interest is 820,975 square feet at a weighted average initial rent per square foot of $34.82. At December 31, 1997, the weighted average escalated rent per square foot for Vornado's interest in such properties was $28.69. Following is the detail by building:

                                                          1998 Leases
                                                      --------------------
                                                                   Average     Average Annual      The Company's
                                                                   Initial     Escalated Rent        Estimate at
                                                                   Rent Per    Per Square Foot     March 1, 1999 of
                                                      Square     Square Foot   at December 31,     Market Rents Per
Location                                               Feet          (1)            1997             Square Foot
--------                                            ---------    -----------  ----------------     ----------------
     One Penn Plaza..........................        176,496      $  38.27       $   25.33         $35.50 to $42.00
     Two Penn Plaza..........................         42,025         30.81           28.17         $35.00 to $39.00
     Eleven Penn Plaza.......................        130,511         30.77           28.02         $32.00 to $35.00
     Two Park Avenue.........................        137,422         33.01           23.56         $31.00 to $38.00
     90 Park Avenue..........................         99,710         39.13           36.52         $42.00 to $50.00
     1740 Broadway...........................         22,865         43.35           34.90         $38.00 to $44.00
     150 East 58th Street....................         31,347         34.73           30.19         $30.00 to $40.00
     866 United Nations Plaza................         84,372         32.79           30.01              $33.00
     40 Fulton Street........................          4,993         30.00           26.35         $26.00 to $30.00
     330 Madison Avenue......................        160,412         42.56           34.41         $38.00 to $45.00
     20 Broad Street.........................         19,494         30.00           27.24              $30.00
     570 Lexington Avenue....................         88,737         33.17           31.53         $38.00 to $48.00
     825 Seventh Avenue......................        157,547         29.46           12.63              $29.00
                                                   ---------
       Total.................................      1,155,931         35.03           28.62
                                                   =========
     Vornado's ownership
       interest                                      820,975         34.82           28.69
                                                   =========

(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

New York City Office Properties

     The following table sets forth certain information for the New York City Office Properties owned by the Company as of December 31, 1998 or as of the date of acquisition for properties acquired thereafter.

                                                                                                         Annualized
                                    Year                        Approximate                Annualized    Escalated
                                 Originally        Land          Leasable         Number     Base Rent      Rent
                                  Developed        Area       Building Square       of          per      per Sq. Ft.    Percent
           Location              or Acquired     (Sq. Ft.)         Feet           Tenants   Sq. Ft. (1)     (2)        Leased (1)
---------------------------------------------------------------------------------------------------------------------------------
NEW YORK
Manhattan
   One Penn Plaza (3)               1972             128,000      2,400,000           223     $   26.88   $   27.98        95%











   Two Penn Plaza                   1968             117,000      1,508,000            68         27.23       27.80        97%







   770 Broadway                     1907              63,000      1,016,000             5         20.16       20.16        47%



   Eleven Penn Plaza                1923              56,000        956,000            72         26.13       26.75        97%




   Two Park Avenue                  1928              44,000        946,000            48         22.97       23.54        97%




   90 Park Avenue                   1964              38,000        877,000            30         32.21       37.63       100%

   888 Seventh Avenue               1969              32,000        848,000            61         29.98       30.08        94%


   330 West 34th Street (3)         1925              46,000        628,000            12         12.56       12.65       100%




                                                              Lease
                                 Principal Tenants          Expiration/
                                (50,000 square feet or        Option       Encumbrances
           Location                    more)                 Expiration     (thousands)
----------------------------------------------------------------------------------------
NEW YORK
Manhattan
   One Penn Plaza (3)           BNY Financial Group           2004/2009     $ 275,000
                                Buck Consultants                2008
                                Cisco Systems                 2005/2009
                                First Albany                  2008/2013
                                Kmart Corporation             2016/2036
                                Metropolitan Life               2002
                                Miller Freeman Inc.           2011/2016
                                MWB Leasing                     2006
                                Parsons Brinkerhoff           2008/2013
                                State of NY                     2004
                                Stone & Webster                 2008

   Two Penn Plaza               Compaq Computer               2003/2008        80,000(4)
                                Forest Electric               2006/2011
                                Information Builders, Inc.    2013/2023
                                Madison Square Garden         2007/2017
                                McGraw Hill Co., Inc.         2020/2030
                                Ogden Services                  2008
                                UHC Management                2001/2006

   770 Broadway                 Chase Manhattan Bank            1999               --
                                J. Crew                       2012/2017
                                Kmart                         2016/2036

   Eleven Penn Plaza            Crowthers McCall                2010           53,901
                                Executive Office Network        2012
                                General Mills                   2002
                                Times Mirror                    2001

   Two Park Avenue              Herrick Feinstein               2010           65,000
                                Scheflin & Summerset            2006
                                Times Mirror Company          2010/2025
                                United Way                      2013

   90 Park Avenue               Sterling Winthrop Inc.        2015/2035            --

   888 Seventh Avenue           Golden Books                    2013           55,000
                                The Limited                     2014

   330 West 34th Street (3)     City of New York                2012               --
                                Master Garment                  2002
                                Props for Today                 2006

                                                                                                         Annualized
                                    Year                        Approximate                Annualized    Escalated
                                 Originally        Land          Leasable         Number     Base Rent      Rent
                                  Developed        Area       Building Square       of          per      per Sq. Ft.    Percent
           Location              or Acquired     (Sq. Ft.)         Feet           Tenants   Sq. Ft. (1)     (2)        Leased (1)
---------------------------------------------------------------------------------------------------------------------------------
   1740 Broadway                    1950              30,000        551,000            19     $   31.06   $   34.42       100%


   150 East 58th Street             1969              21,000        548,000           125         29.90       30.99        92%

   866 United Nations Plaza         1966              90,000        386,000            81         30.20       30.69        92%

   640 Fifth Avenue                 1950              22,000        249,000            13         25.24       29.62        81%

   40 Fulton Street                 1987              18,000        234,000            27         26.45       26.60        93%

   689 Fifth Avenue                 1925               6,000         84,000             7         55.22       55.65        68%

   330 Madison Avenue               1963              33,000        771,000            47         34.47       35.42        93%
    (25% Ownership)

   20 Broad Street (3)              1956              20,000        459,000            16         27.13       27.51        94%
    (60% Ownership)

   570 Lexington Avenue             1930              16,000        433,000            45         31.36       31.69        82%
    (49.9% Ownership)


   825 Seventh Avenue
    (50% Ownership)                 1968              18,000        160,000             3         27.69       27.69       100%


WESTCHESTER
   550/600 Mamaroneck Avenue
(3)                               1971/1969          666,000        234,000            49         19.32       19.72        97%


NEW JERSEY
   Paramus (3)                      1987             148,000        118,000            27         16.89       16.95        65%


CONNECTICUT
   Westport                         1980             955,000        120,000             5         22.31       22.81       100%

                                                 -----------   ------------       -------
Total Office Buildings                             2,567,000     13,526,000           983         27.01       28.14        91%
                                                 ===========   ============       =======

Vornado's Ownership Interest                       2,517,000     12,467,000                                                91%
                                                 ===========   ============


                                                               Lease
                                  Principal Tenants          Expiration/
                                 (50,000 square feet or        Option       Encumbrances
           Location                     more)                 Expiration     (thousands)
-----------------------------------------------------------------------------------------
   1740 Broadway                 Mutual of New York            2016/2026            --
                                 William Douglas McAdams         2007

   150 East 58th Street

   866 United Nations Plaza      Fross & Zelnick                 2009          $33,000

   640 Fifth Avenue              Bozell Jacobs Kenyon          2008/2013            --

   40 Fulton Street              Pencom Systems                  2007               --

   689 Fifth Avenue

   330 Madison Avenue            Bank Julius Baer                2005           60,000
    (25% Ownership)              BDO Seidman                   2010/2015

   20 Broad Street (3)           N.Y. Stock Exchange           2003/2066            --
    (60% Ownership)

   570 Lexington Avenue                                                         16,410
    (49.9% Ownership)

   825 Seventh Avenue            International
    (50% Ownership)              Merchandising Corp Young &    2013/2023
                                 Rubicom                       2008/2018        18,015

WESTCHESTER
   550/600 Mamaroneck Avenue
(3)                                                                              6,500

NEW JERSEY
   Paramus (3)                                                                     250

CONNECTICUT
   Westport                      Metropolitan Life Insurance     2001            8,000

                                                                             ---------
Total Office Buildings                                                       $ 671,076
                                                                             =========

Vornado's Ownership Interest                                                 $ 608,847
                                                                             =========

(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 1998, which are included in percent leased.

(2) Represents annualized monthly base rent for office properties including tenant pass--throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

(3)   100% ground leased property.

(4) At December 31, 1998, the property was encumbered by an $80,000,000 mortgage. In February 1999, the Company completed a $165,000,000 refinancing on the property and prepaid the then existing $80,000,000 mortgage.

CESCR Office Properties:

      The following table sets forth certain information for the CESCR Office Properties (in which the Company has a 34% interest), as of December 31, 1998 or as of the date of acquisition for properties acquired thereafter.

                         Year
                      Originally                                                   Number         Annualized          Annualized
                       Developed        Number of     Approximate Leasable           of         Base Rent per       Escalated Rent
Location              or Acquired       Buildings     Building Square Feet        Tenants        Sq. Ft. (1)       per Sq. Ft. (2)
-----------------------------------------------------------------------------------------------------------------------------------
Crystal Mall             1968                   4               1,068,000                14        $      24.17        $    24.84

Crystal Plaza          1964-1969                6               1,223,000               127               21.42             21.54
Crystal Square         1974-1980                4               1,388,000               211               26.03             27.37



Crystal Gateway        1983-1987                4               1,081,000               107               26.85             27.53



Crystal Park           1984-1989                5               2,154,000               113               27.46             28.69




Arlington Plaza          1985                   1                 174,000                17               23.83             26.95

1919 S Eads Street       1990                   1                  93,000                 7               26.69             27.38
Skyline Place          1973-1984                6               1,595,000               192               20.61             20.91



One Skyline Tower        1988                   1                 477,000                 8               20.96             22.47

Courthouse Plaza       1988-1989                2                 609,000                80               23.72             23.99

1101 17th Street         1963                   1                 204,000                55               27.50             28.40

1730 M Street            1963                   1                 190,000                49               22.77             24.34


1140 Connecticut Ave     1966                   1                 175,000                36               26.18             26.00

1150 17th Street         1970                   1                 226,000                43               26.15             26.42

                                           ------       -----------------         ---------
Total Charles E.
  Smith Properties                             38              10,657,000             1,059               24.42             25.22
                                           ======       =================         =========

                                                                                Lease
                                                                             Expiration/
                           Percent               Principal Tenants             Option           Encumbrances
Location                 Leased (1)        (50,000 square feet or more)      Expiration         (thousands)
---------------------------------------------------------------------------------------------------------------
Crystal Mall                    100%   General Services Administration        2001/2011        $      64,835
                                       General Services Administration        2001/2006
Crystal Plaza                   100%   General Services Administration        2004/2014               75,803
Crystal Square                   97%   Boeing                                 2002/2007               82,287
                                       General Services Administration        2003/2008
                                       Lockheed Martin                        2003/2008
                                       Oblon Spivak                           2004/2009
Crystal Gateway                  95%   Analytical Services, Inc.              2001/2006              177,794
                                       General Services Administration          1999
                                       Lockheed Martin                        2002/2005
                                       Science Applications Int'l Corp.         2002
Crystal Park                     95%   CE Smith Headquarters                  2004/2009              316,023
                                       General Services Administration        2001/2011
                                       Techmatics                             2002/2007
                                       US Airways Headquarters                2008/2018
                                       Vitro Corp                             2002/2007
Arlington Plaza                 100%   Georgetown University                  2002/2007               18,455
                                       Science Research Analysis Corp.        2001/2011
1919 S Eads Street               94%   Vitro Corp                             2001/2004               13,841
Skyline Place                    99%   BDM Federal, Inc.                      2000/2003              126,346
                                       Electronic Data Services                 2000
                                       Science Application Int'l Corp.        2003/2008
                                       Science Research Analysis Corp.          2001
One Skyline Tower               100%   General Services Administration       1999 & 2009              68,871
                                       Science Research Analysis Corp.        2003/2008
Courthouse Plaza                100%   Arlington County                       2003/2008               83,645
                                       KPMG-Peat Marwick                      2000/2003
1101 17th Street                 96%   American Iron & Steel Institute        2001/2006               22,830
                                       Cosmetic & Toiletry Assn               2000/2005
1730 M Street                    98%   General Services Administration        2002/2012               19,026
                                       General Services Administration        1999/2004
                                       League of Women Voters                 2004/2009
1140 Connecticut Ave             93%   Michaels & Wishner PC                  2002/2007               22,876
                                       The Investigative Group                2000/2005
1150 17th Street                 97%   American Enterprise Institute          2002/2012                9,804
                                       Arthur Andersen LLP                    1999/2004
                                                                                               -------------
Total Charles E.
  Smith Properties               98%                                                           $   1,102,436
                                                                                               =============

(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 1998, which are included in percent leased.

(2) Represents annualized monthly base rent for office properties including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes

Retail

      The Company owns 59 shopping center properties of which 56 are strip shopping centers primarily located in the Northeast and Midatlantic states, two are regional centers located in San Juan, Puerto Rico and one, the Green Acres Mall, is a super-regional center located in Nassau County, Long Island, New York. The Company's shopping centers are generally located on major regional highways in mature densely populated areas. The Company believes its shopping centers attract consumers from a regional, rather than a neighborhood marketplace because of their location on regional highways.

      As of March 1, 1999, the occupancy rate of the retail properties was 93%. The following table sets forth the occupancy rate and the average annual base rent per square foot (excluding the Green Acres Mall) for the properties at the end of each of the past five years.

                                                               Average Annual
                            Rentable                             Base Rent
          Year End         Square Feet      Occupancy Rate    Per Square Foot
          --------         -----------      --------------    ---------------
            1998            10,625,000             92%           $  10.53
            1997            10,550,000             91%               9.78
            1996            10,019,000             90%               9.09
            1995             9,913,000             91%               8.68
            1994             9,501,000             94%               8.05

      The average annual base rent per square foot at December 31, 1998 for the Green Acres Mall was $12.92 in total and $32.24 for mall tenants only.

      The Company's shopping center lease terms range from five years or less in some instances, for smaller tenant spaces to as long as thirty years for major tenants. Leases generally provide for additional rents based on a percentage of tenant's sales and pass through to tenants the tenant's share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 2% of total shopping center revenues in 1998. None of the tenants in the Retail Segment accounted for more than 10% of the Company's total revenues.

      Below is a listing of the Retail tenants which accounted for 2% or more of the Retail property rentals in 1998:

                            (in thousands, except percentages)                                 Percentage of
                                                                                 1998         Retail Property
                                                               Square Feet     Property     Rentals (excluding
                            Tenant                               Leased         Rentals       reimbursements)
                            ------                               ------         -------       ---------------
                            Bradlees, Inc. ("Bradlees")          1,300(1)
                                                                               $13,917(1)         11%
                            The Home Depot, Inc.                   409           4,922             4%
                            Kmart Corporation                      359           3,547             3%
                            Staples, Inc.                          214           2,868             2%
                            The TJX Companies, Inc.                328           2,728             2%

----------

(1) Excludes the 14th Street and Union Square Property currently leased to Bradlees- see below.

      In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Bradlees emerged from bankruptcy in January 1999 when its plan of reorganization was confirmed. The Company withdrew its objection to Bradlees' proposed plan of reorganization after obtaining Bradlees' agreement that its lease of the Company's 14th Street and Union Square property would terminate in March 2000. The lease was scheduled to expire in October 2019, and contained an option to renew for an additional ten years. In addition, the rent under the lease was increased by $1,100,000 per annum to $3,400,000 per annum from January 1999 to the March 2000 termination date. In connection with the foregoing, the Company paid $11,000,000 to Bradlees. The Company is considering various alternatives for the redevelopment of this site. The Company currently leases 15 other locations to Bradlees. Of these locations, the leases for 14 are fully guaranteed by Stop & Shop Companies, Inc., a wholly-owned subsidiary of Royal Ahold NV, a leading international food retailer, and one is guaranteed as to 70% of the rent.

      The following table sets forth as of December 31, 1998 lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                        Annual Base Rent of
                                                                                                          Expiring Leases
                                 Number of           Square Feet of      Percentage of Total      ---------------------------------
Year                          Expiring Leases       Expiring Leases       Leased Square Feet          Total         Per Square Foot
----                          ---------------       ---------------       ------------------          -----         ---------------
1999.......................          114                403,000                   3.3%            $   5,344,000         $ 13.26
2000.......................           62                455,000                   3.7%                5,352,000           11.76
2001.......................           74                471,000                   3.9%                5,300,000           11.25
2002.......................           66              1,177,000                   9.7%               12,870,000           10.93
2003.......................           50                503,000                   4.1%                5,836,000           11.60
2004.......................           69                871,000                   7.1%                8,426,000            9.67
2005.......................           80                581,000                   4.8%                8,054,000           13.86
2006.......................           46                862,000                   7.1%                6,089,000            7.06
2007.......................           42                587,000                   4.8%                6,027,000           10.27
2008.......................           17                382,000                   3.1%                2,904,000            7.60

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

      The Company's two regional shopping centers located in Montehiedra and Caguas, Puerto Rico, (both of which are in the San Juan area) contain 1,014,000 square feet of which the Company owns 727,000 square feet. The centers are anchored by four major stores: Sears, Roebuck and Co., Kmart (one in each of the centers) and a Builders Square Home Improvement store.

      The Green Acres Mall is a 1.6 million square foot super-regional enclosed shopping mall complex situated in Nassau County, Long Island, New York, approximately one mile east of the borough of Queens, New York. The Green Acres Mall is anchored by four major department stores: Sears, Roebuck and Co., J.C. Penney Company, Inc. and Federated Department Stores, Inc. doing business as Stern's and as Macy's. The complex also includes The Plaza at Green Acres, a 188,000 square foot strip shopping center which is anchored by Kmart and Waldbaums.

Retail Properties

      The following table sets forth certain information for the Retail Properties as of December 31, 1998.

                                                                                         Approximate Leasable
                                                                                         Building Square Feet
                                                                                    ------------------------------
                                                 Year                                                    Owned by
                                              Originally            Land               Owned/             Tenants        Number
                                              Developed             Area             Leased by         (Land Leased       of
Location                                     or Acquired          (Acres)             Company          from Company)    Tenants
----------------------------------------------------------------------------------------------------------------------------------
NEW JERSEY
   Bordentown                                   1958                31.2               179,000                --           4

   Bricktown                                    1968                23.9               260,000              3,000         20

   Cherry Hill                                  1964                37.6               231,000             64,000         14



   Delran                                       1972                17.5               168,000              4,000          6
   Dover                                        1964                19.6               173,000                --          14

   East Brunswick                               1957                19.2               216,000             10,000          6


   East Hanover I                               1962                24.6               271,000                --          18



   East Hanover II                              1979                 8.1                91,000                --          10
   Hackensack                                   1963                21.3               208,000             59,000         21


   Jersey City                                  1965                16.7               223,000              3,000         13

   Kearny                                       1959                35.3                42,000             62,000          4
   Lawnside                                     1969                16.4               145,000                --           3





                                                                                                     Lease
                                         Annualized                 Principal Tenants             Expiration/
                                        Base Rent per   Percent      (30,000 square                  Option        Encumbrances
Location                                 Sq. Ft. (1)    Leased (1)    feet or more)                Expiration      (thousands)
--------------------------------------------------------------------------------------------------------------------------------
NEW JERSEY
   Bordentown                              $   6.63        100%       Bradlees  (2)                 2001/2021      $  3,276(7)
                                                                      Shop-Rite                     2011/2016
   Bricktown                                  10.57        100%       Kohl's                        2008/2028         9,919(7)
                                                                      Shop-Rite                     2002/2017
   Cherry Hill                                 9.25        96%        Bradlees  (2)                 2006/2026         9,706(7)
                                                                      Drug Emporium                    2002
                                                                      Shop & Bag                    2007/2017
                                                                      Toys "R" Us                   2012/2042
   Delran                                      5.87        100%       Sam's Wholesale               2011/2021         2,848(7)
   Dover                                       6.29        100%       Ames                          2017/2037         3,635(7)
                                                                      Shop-Rite                     2012/2022
   East Brunswick                             13.10        100%       Bradlees  (2)                 2003/2023         8,205(7)
                                                                      Shoppers World                2007/2012
                                                                      T.J. Maxx                     2004/2009
   East Hanover I                             10.85        98%        Home Depot                    2009/2019        11,066(7)
                                                                      Marshalls                     2004/2009
                                                                      Pathmark                      2001/2024
                                                                      Today's Man                   2009/2014
   East Hanover II                            10.36        82%                                                         ---
   Hackensack                                 15.53        98%        Bradlees  (2)                 2012/2017           --
                                                                      Pathmark                      2014/2034
                                                                      Staples                       2003/2013
   Jersey City                                12.35        100%       Bradlees  (2)                 2002/2022        10,381(7)
                                                                      Shop-Rite                     2008/2028
   Kearny                                     13.49        68%        Pathmark                      2013/2033           --
   Lawnside                                   10.50        100%       Home Depot                    2012/2027         5,708(7)
                                                                      Drug Emporium                    2007

                                                                                         Approximate Leasable
                                                                                         Building Square Feet
                                                                                    ------------------------------
                                                 Year                                                    Owned by
                                              Originally            Land               Owned/             Tenants        Number
                                              Developed             Area             Leased by         (Land Leased       of
Location                                     or Acquired          (Acres)             Company          from Company)    Tenants
-----------------------------------------------------------------------------------------------------------------------------------
   Lodi                                         1975                 8.7               130,000                --           1

   Manalapan                                    1971                26.3               194,000              2,000          7

   Marlton                                      1973                27.8               173,000              7,000         10

   Middletown                                   1963                22.7               180,000             52,000         22

   Morris Plains                                1985                27.0               172,000              1,000         19

   North Bergen                                 1959                 4.6                 7,000             55,000          3
   North Plainfield (3)                         1989                28.7               217,000                --          13

   Totowa                                       1957                40.5               178,000            139,000          7



   Turnersville                                 1974                23.3                89,000              7,000          3
   Union                                        1962                24.1               257,000                --          11


   Vineland                                     1966                28.0               143,000                --           3
   Watchung                                     1959                53.8                50,000            116,000          6
   Woodbridge                                   1959                19.7               233,000              3,000         10


NEW YORK
   14th Street and Union
     Square, Manhattan                          1993                 0.8               232,000                --           1
   Albany (Menands)                             1965                18.6               141,000                --           2





                                                                                                        Lease
                                            Annualized                 Principal Tenants             Expiration/
                                           Base Rent per   Percent      (30,000 square                  Option        Encumbrances
Location                                    Sq. Ft. (1)    Leased (1)    feet or more)                Expiration      (thousands)
-----------------------------------------------------------------------------------------------------------------------------------
   Lodi                                      $    9.03        100%       National Wholesale            2013/2023      $  2,420(7)
                                                                            Liquidators
   Manalapan                                      9.13        100%       Bradlees  (2)                 2002/2022         6,397(7)
                                                                         Grand Union                   2012/2022
   Marlton                                        8.54        100%       Kohl's  (2)                   2011/2031         5,398(7)
                                                                         Shop-Rite                     2004/2009
   Middletown                                    12.51        98%        Bradlees  (2)                 2002/2022         7,761(7)
                                                                         Grand Union                   2009/2029
   Morris Plains                                 11.61        100%       Kohl's                        2002/2023         6,600(7)
                                                                         Shop-Rite                        2002
   North Bergen                                  26.22        100%       A & P                         2012/2032           --
   North Plainfield (3)                           8.57        91%        Kmart                         2006/2016         3,109
                                                                         Pathmark                      2001/2011
   Totowa                                        16.73        100%       Bradlees (2)                  2013/2028        15,646(7)
                                                                         Home Depot                    2015/2025
                                                                         Marshalls                     2007/2012
                                                                         Circuit City                  2018/2038
   Turnersville                                   5.98        100%       Bradlees  (2)                 2011/2031         2,116(7)
   Union                                         17.77        99%        Bradlees  (2)                 2002/2022        15,975(7)
                                                                         Toys "R" Us                      2015
                                                                         Cost Cutter Drug                 2000
   Vineland                                       4.16        17%                                                        2,358(7)
   Watchung                                      17.50        97%        B.J.'s Wholesale                 2024             --
   Woodbridge                                    13.69        91%        Bradlees  (2)                 2002/2022         8,792(7)
                                                                         Foodtown                      2007/2014
                                                                         Syms                          2000/2005
NEW YORK
   14th Street and Union
     Square, Manhattan                            9.92        100%       Bradlees                         2000             --
   Albany (Menands)                               6.35        100%       Fleet Bank                    2004/2014           --
                                                                         Albany Public Mkts. (4)          2000

                                                                                         Approximate Leasable
                                                                                         Building Square Feet
                                                                                    ------------------------------
                                                 Year                                                    Owned by
                                              Originally            Land               Owned/             Tenants        Number
                                              Developed             Area             Leased by         (Land Leased       of
Location                                     or Acquired          (Acres)             Company          from Company)    Tenants
----------------------------------------------------------------------------------------------------------------------------------
   Buffalo (Amherst) (3)                        1968                22.7               185,000            112,000         10




   Freeport                                     1981                12.5               167,000                --           3

   New Hyde Park (3)                            1976                12.5               101,000                --           1
   North Syracuse (3)                           1976                29.4                98,000                --           1
   Rochester
     (Henrietta )  (3)                          1971                15.0               148,000                --           1
   Rochester                                    1966                18.4               176,000                --           1
   Valley Stream (Green Acres) (3)              1958               100.0             1,525,000             71,000        156







PENNSYLVANIA
   Allentown                                    1957                86.8               263,000            354,000         20






   Bensalem                                     1972                23.2               119,000              7,000         10
   Bethlehem                                    1966                23.0               157,000              3,000         13

   Broomall                                     1966                21.0               146,000             22,000          5
   Glenolden                                    1975                10.0               101,000                --           3
   Lancaster                                    1966                28.0               180,000                --           7




                                                                                                     Lease
                                         Annualized                 Principal Tenants             Expiration/
                                        Base Rent per   Percent      (30,000 square                  Option        Encumbrances
Location                                 Sq. Ft. (1)    Leased (1)    feet or more)                Expiration      (thousands)
--------------------------------------------------------------------------------------------------------------------------------
   Buffalo (Amherst) (3)                   $   6.99        96%        Circuit City                     2017        $  4,863(7)
                                                                      Media Play                    2002/2017
                                                                      MJ Design                     2006/2017
                                                                      Toys "R" Us                      2013
                                                                      T.J. Maxx                        2004
   Freeport                                   11.53        100%       Home Depot                    2011/2021         8,021(7)
                                                                      Cablevision                      2004
   New Hyde Park (3)                          13.55        100%       Mayfair Supermarkets          2019/2029         2,043(7)
   North Syracuse (3)                          2.74        100%       Reisman Properties               2014             --
   Rochester
     (Henrietta )  (3)                         5.86        47%        Hechinger  (4)                2005/2025         2,203 (7)
   Rochester                                   6.05        41%        Hechinger  (4)                2005/2025         2,832(7)
   Valley Stream (Green Acres) (3)              (5)        94%        Macy                          2006/2036       165,574
                                                                      Sterns                        2007/2017
                                                                      JC Penney                     2012/2017
                                                                      Sears                         2023/2073
                                                                      Home Depot (6)
                                                                      Kmart                         2010/2038
                                                                      Dime Savings Bank                2020
                                                                      Greenpoint Bank                  2009
PENNSYLVANIA
   Allentown                                  10.13        100%       Hechinger                     2011/2031         7,696(7)
                                                                      Shop-Rite                     2011/2019
                                                                      Burlington Coat                  2017
                                                                         Factory
                                                                      Wal*Mart                      2024/2094
                                                                      Sam's Wholesale               2024/2094
                                                                      T.J. Maxx                     2003/2008
   Bensalem                                    5.84        95%        Kohl's  (2)                   2011/2031         3,967(7)
   Bethlehem                                   5.41        81%        Pathmark                      2008/2033           --
                                                                      Super Petz                    2005/2015
   Broomall                                    9.41        100%       Bradlees  (2)                 2006/2026         3,260(7)
   Glenolden                                  10.73        100%       Bradlees  (2)                 2012/2022         4,245(7)
   Lancaster                                   4.42        51%        Weis Markets                  2008/2018         2,312(7)

                                                                                         Approximate Leasable
                                                                                         Building Square Feet
                                                                                    ------------------------------
                                                 Year                                                    Owned by
                                              Originally            Land               Owned/             Tenants        Number
                                              Developed             Area             Leased by         (Land Leased       of
Location                                     or Acquired          (Acres)             Company          from Company)    Tenants
----------------------------------------------------------------------------------------------------------------------------------
   Levittown                                    1964                12.8               104,000                --           1
   10th and Market
     Streets, Philadelphia                      1994                 1.8               271,000                --           5
   Upper Moreland                               1974                18.6               122,000                --           1
   York                                         1970                12.0               113,000                --           3

MARYLAND
   Baltimore (Belair Rd.)                       1962                16.0               206,000                --           2
   Baltimore (Towson)                           1968                14.6               146,000              7,000          7


   Baltimore (Dundalk)                          1966                16.1               183,000                --          17

   Glen Burnie                                  1958                21.2               117,000              3,000          5
   Hagerstown                                   1966                13.9               133,000             15,000          6


CONNECTICUT
   Newington                                    1965                19.2               134,000             45,000          4

   Waterbury                                    1969                19.2               140,000              3,000         10

MASSACHUSETTS
   Chicopee                                     1969                15.4               112,000              3,000          2
   Milford (3)                                  1976                14.7                83,000                --           1
   Springfield                                  1966                17.4                 8,000            117,000          2
TEXAS
   Lewisville                                   1990                13.3                35,000              7,000         14
   Mesquite                                     1990                 5.5                71,000                --          13
   Dallas                                       1990                 9.9               100,000                --           9




                                                                                                       Lease
                                           Annualized                 Principal Tenants             Expiration/
                                          Base Rent per   Percent      (30,000 square                  Option        Encumbrances
Location                                   Sq. Ft. (1)    Leased (1)    feet or more)                Expiration      (thousands)
----------------------------------------------------------------------------------------------------------------------------------
   Levittown                                     5.98        100%       (2)                           2006/2026         2,283(7)
   10th and Market
     Streets, Philadelphia                   $   9.36        77%        Kmart                         2010/2035      $    --
   Upper Moreland                                7.50        100%       Sam's Wholesale               2010/2015         3,517(7)
   York                                          4.64        100%       Builders Square               2009/2018         1,463(7)
MARYLAND
   Baltimore (Belair Rd.)                        5.95        65%        Food Depot                       2003             --
   Baltimore (Towson)                            9.64        100%       Staples                          2004           5,779(7)
                                                                        Cost Saver Supermarket        2000/2020
                                                                        Drug Emporium                    2004
   Baltimore (Dundalk)                           6.78        82%        A & P                         2002/2017         4,084(7)
                                                                        Ollie's                       2003/2008
   Glen Burnie                                   5.99        100%       Weis Markets                  2018/2053         2,299(7)
   Hagerstown                                    3.29        100%       Big Lots                      2002/2012           --
                                                                        Pharmhouse                    2008/2012
                                                                        Weis Markets                  2004/2009
CONNECTICUT
   Newington                                     6.86        100%       (2)                           2002/2022         3,042(7)
                                                                        The Wiz                       2007/2027
   Waterbury                                     6.33        100%       Toys "R" Us                      2010           3,889(7)
                                                                        Shaws Supermarkets            2003/2018
MASSACHUSETTS
   Chicopee                                      4.71        84%        Bradlees (2)                  2002/2022         1,999(7)
   Milford (3)                                   5.26        100%       Bradlees (2)                  2004/2009           --
   Springfield                                  12.25        100%       Wal*Mart                      2018/2092           --
TEXAS
   Lewisville                                   14.52        84%        Albertson's  (6)                 2055             764(7)
   Mesquite                                     15.25        98%                                                        3,445(7)
   Dallas                                       10.13        83%        Albertson's  (6)                 2055           1,987(7)

                                                                                         Approximate Leasable
                                                                                         Building Square Feet
                                                                                    ------------------------------
                                                 Year                                                    Owned by
                                              Originally            Land               Owned/             Tenants        Number
                                              Developed             Area             Leased by         (Land Leased       of
Location                                     or Acquired          (Acres)             Company          from Company)    Tenants
-----------------------------------------------------------------------------------------------------------------------------------
PUERTO RICO
(SAN JUAN AREA)
   Montehiedra                                  1997                57.1               525,000                --          96




   Caguas (50% ownership of mall                1998                35.0               343,000                --          105
   stores and 75% ownership of Kmart
   store)

                                                             -----------     -----------------   ----------------    --------
Total Shopping Centers                                           1,362.2            10,915,000          1,356,000         785
                                                             ===========     =================   ================    ========

Vornado's Ownership Interest                                     1,346.6            10,774,000          1,356,000
                                                             ===========     =================   ================




                                                                                                      Lease
                                          Annualized                 Principal Tenants             Expiration/
                                         Base Rent per   Percent      (30,000 square                  Option        Encumbrances
Location                                  Sq. Ft. (1)    Leased (1)    feet or more)                Expiration      (thousands)
---------------------------------------------------------------------------------------------------------------------------------
PUERTO RICO
(SAN JUAN AREA)
   Montehiedra                              $  16.02        100%       Kmart                         2022/2072      $ 62,180
                                                                       Builders Square               2022/2072
                                                                       Marshalls                     2010/2025
                                                                       Caribbean Theatres            2021/2026

   Caguas (50% ownership of mall               25.86        92%        Kmart
   stores and 75% ownership of Kmart                                   Sears (6)                        2064          70,941
   store)

                                                                                                                  ----------
Total Shopping Centers                         10.53        93%                                                     $516,004
                                                                                                                  ==========

Vornado's Ownership Interest                                93%                                                     $480,534
                                                                                                                  ==========

(1) Represents annualized monthly base rent excluding ground leases, storage rent and rent for leases which had not commenced as of December 31, 1998, which are included in percent leased.

(2) These leases are either fully guaranteed by Stop & Shop, a wholly-owned subsidiary of Royal Ahold NV, or in the case of Totowa, guaranteed as to 70% of rent.

(3) 100% ground and/or building leasehold interest; other than Green Acres, where approximately 10% of the ground is leased.

(4) The tenant has ceased operations at these locations but continues to pay rent.

(5) Annualized rent per square foot is $12.92 in total and $32.24 for the mall tenants only.

(6)   Square footage excludes anchor store which owns its land and building.

(7) These encumbrances are cross collateralized under a mortgage in the amount of $227,000,000 at December 31, 1998.

Cold Storage

      The Company has a 60% interest in the Vornado/Crescent Partnerships that currently own 88 refrigerated warehouses with an aggregate of approximately 450 million cubic feet (excludes 13 additional warehouses containing approximately 80 million cubic feet managed by the Cold Storage Companies doing business as AmeriCold Logistics). The Cold Storage segment is headquartered in Atlanta, Georgia.

      On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of AmeriCold Logistics encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent for the initial lease year is projected to be approximately $151 million. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the lease, is insufficient to pay such rent.

      AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility primarily services the surrounding regional market. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature-controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

      AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations which include Con-Agra, Inc., Tyson Foods, H.J. Heinz & Co., McCain Foods, Pillsbury, Sara Lee, Phillip Morris, J.R. Simplot, Farmland Industries and Unilever.

Facilities

      The following table shows the location, size and type of facility for each of the Cold Storage properties as of December 31, 1998:

                           Type                      Total                                       Type                     Total
                      Production(P)/                 Cubic                                  Production(P)/                Cubic
                      Distribution(D)/   Owned/     Footage                                 Distribution(D)/  Owned/      Footage
     Property           Managed(M)       Leased   (in millions)    Property                   Managed(M)      Leased   (in millions)
     --------           ----------       ------   -------------    --------                   ----------      ------   -------------
GEORGIA                                                          PENNSYLVANIA

Xavier Drive, SW            D            Owned       11.1        RD2, Orchard Lane                 D            Owned        5.8
Atlanta, GA                                                      Leesport, PA

Lakewood Avenue, SW         D            Owned        2.9        Mill Road                         D          Owned 85%     21.6
Atlanta, GA                                                      Fogelsville, PA                             Leased 15%

Laney-Walker Road           P            Owned        1.1        Dry                               M           Managed      16.1
Augusta, GA                                                      2600 Brodhead Road
                                                                 Bethlehem, PA

Westgate Parkway            D            Owned       11.4        Refrigerated                      M           Managed       7.3
Atlanta, GA                                                      4000 Miller Circle North                                    ---
                                                                 Bethlehem, PA
Westgate Parkway            D            Owned        3.5
Atlanta, GA
                                                                 TOTAL
                                                                 PENNSYLVANIA                                               50.8
South Airport Drive         P            Owned        4.2                                                                   ----
Montezuma, GA                                                    TEXAS

                                                                 10300 South East Third Street                  Owned        3.2
121 Roseway Drive           P            Owned        6.9        Amarillo, TX
Thomasville, GA                                      ----

TOTAL GEORGIA                                        41.1        200 Railhead Drive                D            Owned        3.4
                                                     ----        Ft. Worth, TX
NORTH CAROLINA
                                                                 Dry                               M           Managed      13.0
West 9th Street             P            Owned        1.0        1006 Railhead Drive
Charlotte, NC                                                    Ft. Worth, TX



Exchange Street             P            Owned        4.1
Charlotte, NC                                                    Refrigerated                      M           Managed       7.6
                                                                 1005 Railhead Drive                                         ---
                                                                 Ft. Worth, TX
Sara Lee Road               P           Leased        3.4
Tarboro, NC                                           ---

                                                                 TOTAL TEXAS                                                27.2
TOTAL NORTH CAROLINA                                  8.5                                                                   ----
                                                      ---

                                                                 WASHINGTON
                                                                 South Walnut
                                                                 Burlington, WA                   P/D           Owned        4.7

                                                                 Wheeler Road                     P/D           Owned        7.3
                                                                 Moses Lake, WA

                                                                 14th Avenue South                 P            Owned        3.1
                                                                 Walla Walla, WA

                           Type                      Total                                       Type                     Total
                      Production(P)/                 Cubic                                  Production(P)/                Cubic
                      Distribution(D)/   Owned/     Footage                                 Distribution(D)/  Owned/      Footage
     Property           Managed(M)       Leased   (in millions)    Property                   Managed(M)      Leased   (in millions)
     --------           ----------       ------   -------------    --------                   ----------      ------   -------------
SOUTH CAROLINA                                                   Industrial Way                    P           Leased        6.7
                                                                 Pasco, WA
Shop Road                    P            Owned        1.6
Columbia, SC
                                                                 West Juniper Street               P            Owned        5.7
ALABAMA                                                          Connell, WA

West 25th Avenue             P            Owned        2.0       Dodd Road                        P/D           Owned        1.2
Birmingham, AL                                                   Wallula, WA                                                 ---

Newcomb Avenue               P           Leased        1.2
Montgomery, AL
                                                                 TOTAL
                                                                 WASHINGTON                                                 28.7
                                                                                                                            ----
East Air Depot Road          P           Leased        4.0       VIRGINIA
Gadsden, AL
                                                                 East Princess Anne Road           P            Owned        1.9
Railroad Avenue              P            Owned        2.2       Norfolk, VA
Albertville, AL
                                                                 MASSACHUSETTS
4th Street, West             M           Managed       0.1
Birmingham, AL                                         ---       East Main Street                 P/D           Owned        1.9
                                                                 Gloucester, MA
TOTAL ALABAMA                                          9.5
                                                       ---       Railroad Avenue                  P/D           Owned        0.3
KANSAS                                                           Gloucester, MA

North Mead                   P            Owned        2.8       Rogers Street                    P/D           Owned        2.8
Wichita, KS                                                      Gloucester, MA

2007 West Mary Street        P            Owned        2.2       Rowe Square                      P/D           Owned        2.4
Garden City, KS                                                  Gloucester, MA

Inland Drive                P/D           Owned       35.2(1)    Wildett Circle                   P/D           Owned        3.1
Kansas City, KS                                       ----       Boston, MA

TOTAL KANSAS                                          40.2       Pleasant Street                  P/D           Owned        4.7
                                                      ----       Watertown, MA                                               ---

MISSOURI                                                         TOTAL
                                                                 MASSACHUSETTS                                              15.2
                                                                                                                            ----
West Highway 20              P            Owned        4.8
Marshall, MO                                                     UTAH

No. 1 Civil War Road         D            Owned       33.1       South Street                     P/D           Owned        8.6
Carthage, MO                                          ----       Clearfield, UT

TOTAL MISSOURI                                        37.9
                                                      ----

----------
(1) AmeriCold Logistics plans to cease warehousing operations at this facility in October 1999 which will have no effect on the rent being paid to the Vornado/Crescent Partnership because the cecessation of operations was contemplated at the time of the March 12, 1999 sale.

                           Type                      Total                                       Type                     Total
                      Production(P)/                 Cubic                                  Production(P)/                Cubic
                      Distribution(D)/   Owned/     Footage                                 Distribution(D)/  Owned/      Footage
     Property           Managed(M)       Leased   (in millions)    Property                   Managed(M)      Leased   (in millions)
     --------           ----------       ------   -------------    --------                   ----------      ------   -------------
IOWA                                                            ARKANSAS

Maple Drive                  D            Owned      3.7        Midland Boulevard                  P         Owned          1.4
Fort Dodge, IA                                                  Fort Smith, AR

State Street                P/D           Owned      8.8        Genoa Road                         P         Owned          4.7
Bettendorf, IA                                       ---        Texarkana, AR

TOTAL IOWA                                          12.5        South Airport Road                 D         Owned          5.3
                                                    ----        West Memphis, AR
TENNESSEE
                                                                300 El Mira                        P         Owned          5.6
East Parkway South           P            Owned      5.6        Russellville, AR
Memphis, TN

Spottswood Avenue            P            Owned      0.5        203 Industrial Boulevard           P         Owned          9.5
Memphis, TN                                                     Russellville, AR

Stephenson Drive            P/D           Owned      4.5        1200 N. Old Missouri Road          P         Owned          6.6
Murfreesboro, TN                                                Springdale, AR                                              ---

Biffle Road                  P           Managed     2.4        TOTAL ARKANAS                                              33.1
Newbern, TN                                          ---                                                                   ----
                                                                FLORIDA

TOTAL TENNESSEE                                     13.0
                                                    ----        South Lois Avenue                  D         Owned          0.4
                                                                Tampa, FL
OREGON
                                                                U.S. Highway 17
                                                                Bartow, FL                        P/D        Owned          1.4
Westland Avenue              P            Owned      4.0
Hermiston, OR
                                                                South Alexander Street            P/D        Owned          0.8
                                                                Plant City, FL

S.E. McLoughlin Blvd.        D            Owned      4.7        50th Street                       P/D       Owned 80%       3.9
Milwaukie, OR                                                   Tampa, FL                                   Leased 20%

Brooklake Road               P            Owned      4.8
Brooks, OR
                                                                Port of Tampa                      D         Owned          1.0
                                                                Tampa, FL                                                   ---

Portland Road N.E.          P/D           Owned     12.5        TOTAL FLORIDA                                               7.5
Salem, OR                                                                                                                   ---

Silverton Road              P/D           Owned      6.3
Woodburn, OR

N.E. First Street            P           Leased      8.1
Ontario, OR                                          ---

TOTAL OREGON                                        40.4
                                                    ----

                           Type                      Total                                       Type                     Total
                      Production(P)/                 Cubic                                  Production(P)/                Cubic
                      Distribution(D)/   Owned/     Footage                                 Distribution(D)/  Owned/      Footage
     Property           Managed(M)       Leased   (in millions)    Property                   Managed(M)      Leased   (in millions)
     --------           ----------       ------   -------------    --------                   ----------      ------   -------------
OKLAHOMA                                                        CALIFORNIA

South Hudson                 P           Owned       0.7        Malaga Place                       D         Owned 24%      8.1
Oklahoma City, OK                                               Ontario, CA                                 Leased 76%

Exchange Street              P           Owned       1.4        Santa Ana                          D          Leased        1.9
Oklahoma City, OK                                    ---        Ontario, CA

TOTAL OKLAHOMA                                       2.1        West Magnolia Boulevard           P/D          Owned        0.8
                                                     ---        Burbank, CA
MISSISSIPPI
                                                                Jesse Street                      P/D          Owned        2.7
751 West Churchill Road      P           Owned       4.7        Los Angeles, CA
West Point, MS
                                                                5th Street                        P/D          Owned        2.5
MAINE                                                           Turlock, CA

Read Street                 P/D          Owned       1.8        South Kilroy Road                 P/D          Owned        3.0
Portland, ME                                                    Turlock, CA

IDAHO
                                                                Coil Avenue                        D          Managed       4.5
U.S. Highway 30             P/D          Owned      10.7        Wilmington, CA
Burley, ID
                                                                751 North Vintage Street           M          Managed       0.5
                                                                Ontario, CA

4th Street North             P           Owned       8.0
Nampa, ID                                            ---        South Raymond Avenue              P/D         Leased        2.8
                                                                Fullerton, CA
TOTAL IDAHO                                         18.7
                                                    ----        Salinas Road                      P/D         Leased        1.4
ILLINOIS                                                        Pajaro, CA

Americold Drive              D           Owned       6.0        West Riverside Drive              P/D          Owned        5.4
Rochelle, IL                                                    Watsonville, CA

18531 U.S. Route 20 West     P           Owned       5.6        Wanamaker Avenue                   M          Managed       3.2
East Dubuque, IL                                     ---        Ontario, CA

TOTAL ILLINOIS                                      11.6        Airport Drive                      M          Managed      13.5
                                                    ----        Ontario, CA                                                ----

NEW YORK                                                        TOTAL CALIFORNIA                                           50.3
                                                                                                                           ----
Farrell Road                 D           Owned      11.8        WISCONSIN
Syracuse, NY
                                                                Route 2                            P           Owned        4.6
                                                                Tomah, WI
INDIANA

Arlington Avenue             D           Owned       9.1        110th Street                      P/D          Owned        9.4
Indianapolis, IN                                                Plover, WI                                                  ---

                                                                TOTAL WISCONSIN                                            14.0
                                                                                                                           ----

                           Type                      Total                                       Type                     Total
                      Production(P)/                 Cubic                                  Production(P)/                Cubic
                      Distribution(D)/   Owned/     Footage                                 Distribution(D)/  Owned/      Footage
     Property           Managed(M)       Leased   (in millions)    Property                   Managed(M)      Leased   (in millions)
     --------           ----------       ------   -------------    --------                   ----------      ------   -------------
NEBRASKA                                                        COLORADO

950 South Schneider         P            Owned      2.2         East 50th Street                  P/D       Owned 52%      2.8
Street                                                          Denver, CO

Fremont, NE                                                                                                 Leased 48%

East Roberts Street         P/D          Leased     2.2         North Washington Street           P/D         Leased       0.6
Grand Island, NE                                    ---         Denver, CO                                                 ---

                                                                TOTAL COLORADO                                             3.4
TOTAL NEBRASKA                                      4.4                                                                    ---
                                                    ---         KENTUCKY

SOUTH DAKOTA                                                    1541 U.S. Highway 41 North        P           Owned        2.7
                                                                Sebree, KY
2300 East Rice Street        P           Owned      2.9
Sioux Falls, SD
                                                                MINNESOTA
Distribution Development     M          Managed     3.4
802 East Rice Street                                ---         U.S. Highway 71 South             M          Managed       5.9
Sioux Falls, SD                                                 Park Rapids, MN

TOTAL SOUTH DAKOTA                                  6.3         NEW JERSEY
                                                    ---
                                                                N. Mill road                      P          Managed       2.7
ARIZONA                                                         Vineland, NJ

455 South 75th Avenue        D           Owned      2.9
Phoenix, AZ

The above table is summarized as follows:

                                             Total
                                             Cubic            Percent       Number
                                             Feet               of            of
      Type of Property                   (in millions)         Total       Facilities
      ----------------                   -------------         -----       ----------
      Owned facilities..............         406.7              90%            78
      Leased facilities.............          43.2              10%            10
                                             -----             ---            ---
                                             449.9             100%            88
                                                               ===
      Managed facilities............          80.2                             13
                                             -----                            ---
                                             530.1                            101
                                             =====                            ===

Merchandise Mart Properties

      The Merchandise Mart Properties are a portfolio of seven properties containing an aggregate of approximately 6.7 million square feet. The properties are used for offices (34%), showrooms (63%) and retail stores (3%). The Company acquired these assets in separate transactions in 1998. In April 1998, the Company purchased four buildings containing approximately 5.4 million square feet from the Kennedy Family, including the 3.4 million square foot Merchandise Mart building in Chicago, the adjacent 350 North Orleans Street building, the Washington Office Center and the adjacent Washington Design Center. In December 1998, the Company purchased the 1.3 million square foot Market Square Complex and in a separate transaction purchased the National Furniture Mart in High Point, North Carolina.

Office Space

      The following table sets forth the percentage of the Merchandise Mart Properties office revenues by tenant's industry:

            Industry                            Percentage
            --------                            ----------
            Government                             40.4%
            Service                                20.3%
            Telecommunications                     16.2%
            Insurance                              12.9%
            Pharmaceutical                          4.9%
            Other                                   5.3%

      The average lease term of a tenant's lease is 10 years. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant's share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction of its premises. None of the tenants in the Merchandise Mart Properties segment accounted for more than 10% of the Company's total revenue. Below is a listing of the Merchandise Mart Properties office tenants which accounted for 2% or more of the Merchandise Mart Properties' revenues in 1998:

                                                                        Percentage of
                                                                         Merchandise
      (in thousands, except percentages)                                   Mart
                                           Square Feet      1998         Properties
      Tenant                                 Leased       Revenues        Revenues
      ------                                 ------       --------        --------
      General Services Administration         303           5,725            7%
      Bankers Life and Casualty               303           3,695            4%
      Ameritech                               234           3,527            4%
      Chicago Transit Authority               244           3,179            4%
      CCC Information Services                144           2,541            3%

      As of March 1, 1999, the occupancy rate of the Merchandise Mart Properties' office space was 95%. The following table sets forth the occupancy rate and the average escalated rent per square foot for the Merchandise Mart Properties' office space at the end of each of the past five years.

                                                               Average Escalated
                          Rentable                                   Rent
            Year End     Square Feet         Occupancy Rate     Per Square Foot
            --------     -----------         --------------     ---------------
              1998       2,274,000                  95%            $  19.68
              1997       2,160,000                  91%               19.50
              1996       2,026,000                  88%               19.42
              1995       2,028,000                  85%               19.34
              1994       2,043,000                  83%               18.21

      The following table sets forth as of December 31, 1998 office lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                       Annual Escalated
                                                                  Percentage of Total             Rent of Expiring Leases
                           Number of        Square Feet of             Leased               -----------------------------------
Year                    Expiring Leases     Expiring Leases          Square Feet                Total           Per Square Foot
----                    ---------------     ---------------          -----------                -----           ---------------
1999..............             18                52,000                 2.4%                $ 1,034,000           $ 19.88
2000..............             14               335,000                15.2%                  8,884,000             26.52
2001..............              9                41,000                 1.9%                    937,000             22.85
2002..............              9                37,000                 1.7%                  1,118,000             30.22
2003..............              5                70,000                 3.2%                  1,594,000             22.77
2004..............              1                29,000                 1.3%                    693,000             23.89
2005..............              1                42,000                 1.9%                  1,060,000             25.23
2006..............              4                32,000                 1.5%                  1,202,000             37.56
2007..............              9               439,000                19.9%                  7,802,000             17.77
2008..............             10               441,000                20.0%                  7,898,000             17.91

Showroom Space

      The Merchandise Mart Properties' showroom space aggregates 4,177,000 square feet of which 2,611,000 square feet is located in the Merchandise Mart building and 350 North Orleans in Chicago, 1,223,000 square feet is located in the Market Square Complex (including the National Furniture Mart) in High Point, North Carolina and 343,000 square feet is located in the Design Center in Washington, D.C. The showroom space consists of 2,850,000 square feet of permanent mart space (leased to manufacturers and distributors whose clients are retailers, specifiers and end users), 966,000 square feet of permanent design center space (leased to wholesalers whose principal clientele is interior designers), and 361,000 square feet of temporary market suite space (used for trade shows).

      The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, gift-ware, carpet, residential furnishings, crafts, and design industries. The Merchandise Mart Properties own and operate five of the leading furniture/gift-ware trade shows including the contract furniture industry's largest trade show, the NeoCon Show, which attracts over 50,000 attendees annually and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry's semi-annual market weeks which occupy over 8,800,000 square feet in the High Point, North Carolina region.

      As of March 1, 1999 the occupancy rate of the Merchandise Mart Properties' showroom space was 95%. The following table sets forth the occupancy rate and the average escalated rent per square foot for this space at the end of each of the past five years.

                                                        Average Annual
                           Rentable       Occupancy     Escalated Rent
            Year End      Square Feet        Rate       Per Square Foot
            --------      -----------        ----       ---------------
             1998          4,177,000         95%           $ 21.50
             1997          2,817,000         93%             20.94
             1996          2,825,000         88%             20.65
             1995          2,953,000         75%             22.07
             1994          2,906,000         73%             22.35

      The following table sets forth as of December 31, 1998 showroom lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                          Annual Escalated
                                                                           Percentage of Total         Rent of Expiring Leases
                                   Number of           Square Feet of           Leased             --------------------------------
       Year                     Expiring Leases        Expiring Leases        Square Feet               Total       Per Square Foot
       ----                     ---------------        ---------------        -----------               -----       ---------------
       1999................          260                    526,000               12.9%            $  8,200,000         $ 15.59
       2000................          277                    651,000               16.0%              12,533,000           19.25
       2001................          230                    620,000               15.3%               9,371,000           15.11
       2002................          129                    377,000                9.3%               7,028,000           18.64
       2003................          128                    473,000               11.6%               9,814,000           20.75
       2004................           35                    244,000                6.0%               4,104,000           16.82
       2005................           21                    146,000                3.6%               3,348,000           22.93
       2006................           27                    134,000                3.3%               3,458,000           25.81
       2007................           25                    163,000                4.0%               3,433,000           21.12
       2008................           29                    157,000                3.9%               3,184,000           20.28

Retail Stores

      The Merchandise Mart Properties' portfolio also contains approximately 200,000 square feet of retail stores which were 66% occupied at March 1, 1999.

Merchandise Mart in Chicago

      The Merchandise Mart in Chicago is a 25-story industry building. Built in 1930, the Merchandise Mart is one of the largest buildings in the nation, containing over 4,000,000 gross square feet of which approximately 3,440,000 square feet is rentable.

      As of March 1, 1999, the occupancy rate of the Merchandise Mart in Chicago was 96%. The following table sets forth the occupancy rate and the average escalated rent per square foot at the end of each of the past five years.

                                                                                 Average
                                                                                  Annual
                                                                                Escalated
                                  Rentable                                      Rent Per
          Year Ended             Square Feet          Occupancy Rate           Square Foot
          ----------             -----------          --------------           -----------
             1998                3,440,000                 96%                   $ 21.50

             1997                3,411,000                 96%                     20.94

             1996                3,404,000                 94%                     20.65

             1995                3,404,000                 82%                     22.07

             1994                3,401,000                 78%                     22.35

      The following table sets forth as of December 31, 1998 lease expirations at the Merchandise Mart in Chicago for each of the next 10 years assuming that none of the tenants exercise renewal options.

                                                                                                   Annual Escalated
                                                                                                 Rent of Expiring Leases
                        Number of            Square Feet of          Percentage of Total    ---------------------------------
Year                 Expiring Leases         Expiring Leases             Square Feet           Total         Per Square Foot
----                 ---------------         ---------------             -----------           -----         ---------------
1999...........            136                    242,000                    7.3%           $ 4,997,000          $ 20.65
2000...........            136                    385,000                   11.6%             9,591,000            24.91
2001...........            100                    196,000                    5.9%             4,928,000            25.14
2002...........             70                    197,000                    6.0%             4,780,000            24.26
2003...........             84                    311,000                    9.4%             6,885,000            22.14
2004...........             33                    173,000                    5.2%             4,134,000            23.90
2005...........             20                    182,000                    5.5%             4,249,000            23.35
2006...........             29                    139,000                    4.2%             3,527,000            25.37
2007...........             29                    459,000                   13.9%             8,693,000            18.94
2008...........             19                    503,000                   15.2%             9,545,000            18.98

      The aggregate undepreciated tax basis of depreciable real property at the Merchandise Mart in Chicago for Federal income tax purposes was approximately $165,000,000 as of December 31, 1998, and depreciation for such property is computed for Federal income tax purposes on the straight-line method over thirty-nine years.

      For the 1997 tax year, the tax rate in Chicago for commercial real estate is $8.84 for $100 assessed value which results in real estate taxes of $9,156,000 for the Merchandise Mart.

Merchandise Mart Properties:

      The following table sets forth certain information for the Merchandise Mart Properties owned by the Company as of December 31, 1998.

                                         Year                    Approximate
                                      Originally      Land         Leaseable         Number     Annualized      Annualized
                                      Developed       Area      Building Square        of      Base Rent per    Escalated Rent
                  Location           or Acquired     (Acres)        Feet             Tenants    Sq. Ft.(1)      per Sq. Ft. (2)
--------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
     Merchandise Mart, Chicago          1930           6.7         3,440,000           743       $    20.70       $    21.59









     350 North Orleans, Chicago         1977           4.3         1,117,000           328            17.83            18.04






WASHINGTON, D.C.
     Washington Office Center           1990           1.2           388,000            25            27.30            28.64

     Washington Design Center           1919           1.2           387,000            76            23.05            23.31

     Other                                             1.3            93,000             8             8.38            10.43

HIGH POINT, NORTH CAROLINA
     Market Square Complex           1902 - 1989      13.1         1,069,000           164             8.66            10.34


     National Furniture Mart            1964           0.7           243,000            31            11.99            11.99
                                                   -------     -------------      --------

Total Merchandise Mart Properties                     28.5         6,737,000         1,375            18.58            19.45
                                                   =======     =============      ========

                                                                                     Lease
                                                                                  Expiration/
                                     Percent        Principal Tenants               Option         Encumbrances
                  Location           Leased(1)  (50,000 square feet or more)      Expiration/      (thousands)
----------------------------------------------------------------------------------------------------------------
ILLINOIS
     Merchandise Mart, Chicago         97%      Baker, Knapp & Tubbs               2007/2013      $    250,000
                                                Bankers Life & Casualty            2008/2018
                                                CCC Information Services           2008/2018
                                                Chicago Teachers Union                2005
                                                Chicago Transit Authority          2007/2027
                                                Holly Hunt                            2003
                                                Monsanto                              2007
                                                Office of the Special Deputy          2005
                                                Steelcase                             2007

     350 North Orleans, Chicago        87%      21st Century Cable                 2012/2022                --
                                                Ameritech                          2011/2021
                                                Art Institute of Illinois          2009/2019
                                                Bank of America                    2008/2018
                                                Chicago Transit Authority          2007/2017
                                                Sports Channel                     2007/2017

WASHINGTON, D.C.
     Washington Office Center          97%      General Services Administration    2000/2010            50,878

     Washington Design Center          96%                                                              24,225

     Other                             87%                                                                  --

HIGH POINT, NORTH CAROLINA
     Market Square Complex             99%      Century Furniture Company             2004              45,302
                                                La-Z-Boy                              2004

     National Furniture Mart          100%                                                              13,831
                                                                                                  ------------

Total Merchandise Mart Properties      95%                                                        $    384,236
                                                                                                  ============

(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 1998, which are included in percent leased.
(2) Represents annualized monthly base rent including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

Alexander's Properties

      The following table shows as of December 31, 1998 the location, approximate size and leasing status of each of the properties owned by Alexander's in which the Company has a 29.3% interest.

                                       Approximate      Approximate
                                         Area in       Leaseable Square        Average                   Significant        Lease
                                          Square           Footage/          Annualized                Tenant (30,000    Expiration/
                                         Feet/ or           Number            Base Rent     Percent    square feet or      Option
Location                                 Acreage           of Floors         Per Sq. Foot   Leased         more)         Expiration
--------                               -----------    ----------------       ------------   ------     ---------------   ----------
Operating Properties
  New York:
Kings Plaza Regional Shopping Center
  Brooklyn............................  24.3 acres         289,000               $10.00       100%    Sears               2023/2033
                                                           477,000                40.63        90%    110 mall tenants     Various
                                                         ---------
                                                           766,000/4(1)(2)        29.07        94%

Rego Park--Queens.....................   4.8 acres         351,000/3(1)           28.76       100%    Bed Bath &            2013
                                                                                                        Beyond
                                                                                                      Circuit City          2021
                                                                                                      Marshalls           2008/2021
                                                                                                      Old Navy            2007/2021
                                                                                                      Sears                 2021
Fordham Road--Bronx...................  92,211 SF          303,000/5                 --        --
Flushing--Queens (3)..................  44,975 SF          177,000/4(1)           16.74       100%    Caldor(4)             2027
Third Avenue--Bronx...................  60,451 SF          173,000/4               5.00       100%    An affiliate          2023
                                                         ---------                                      of Conway

                                                         1,770,000
                                                         =========

Redevelopment Properties
  New York:
Lexington Avenue- Manhattan...........  84,420 SF               (5)

Rego Park II--Queens..................  6.6 acres               --
  New Jersey:
   Paramus, New Jersey................  30.3 acres              (6)

----------
(1)   Excludes parking garages.
(2) Excludes 330,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc.
(3)   Leased by the Company through January 2027.
(4) Caldor announced that it is closing all of its stores and rejected this lease effective March 29, 1999.
(5) Alexander's is razing the existing buildings and is evaluating redevelopment plans for this site which may involve developing a large multi-use building.
(6) Alexander's has approvals to develop a shopping center at this site containing 550,000 square feet.

      Alexander's estimates that its capital expenditures for redevelopment projects at the above properties will include: (i) approximately $100,000,000 for the redevelopment of its Paramus property, (ii) approximately $30,000,000 to renovate the mall and $15,000,000 to renovate the Macy's store at its Kings Plaza Regional Shopping Center and (iii) more than $300,000,000 to develop its Lexington Avenue site. While Alexander's anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained, or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

Hotel Pennsylvania

      The Company owns an 80% interest in the Hotel Pennsylvania, which is located on Seventh Avenue opposite Madison Square Garden in Manhattan, New York. The property is owned through a joint venture with Planet Hollywood International, Inc. The venture intends to refurbish the hotel. Under the terms of the mortgage on this property, in connection with the refurbishment, the Company is required to escrow $37,000,000 prior to September 30, 1999. The Hotel Pennsylvania contains approximately 800,000 square feet of hotel space with 1,700 rooms and 400,000 square feet of retail and office space. The Company manages the property's retail and office space, and manages the hotel with Hotel Properties Limited.

      The following table presents rental information for the hotel:

                                             Year Ended December 31,
                                            -------------------------
                                             1998               1997
                                            ------             ------
           Average occupancy rate.......       79%                78%
           Average daily rate...........    $  99              $  93

      As of December 31, 1998, the property's retail and office space was 86% and 55% occupied. 26 tenants occupy the retail and commercial space. Annual rent per square foot of retail and office space in 1998 were $41 and $16.

Newkirk Joint Ventures

      In July and September 1998, the Company invested an aggregate of $56,000,000 for a 30% share in joint ventures with affiliates of Apollo Real Estate Investment Fund III, L.P., collectively Newkirk Joint Ventures ("Newkirk"). Newkirk owns various equity and debt interests relating to 120 limited partnerships which own real estate primarily net leased to credit rated tenants. The Company has issued letters of credit of $15,600,000 in connection with these joint ventures.

      In March 1999, the Company and its joint venture partner completed an acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

Dry Warehouse/Industrial Properties

      The Company's dry warehouse/industrial properties consist of eight buildings containing approximately 2.0 million square feet. At December 31, 1998, the occupancy rate of the properties was 82%. The average term of a tenant's lease is three to five years. Average annual rent per square foot at December 31, 1998 was $3.19.

Insurance

      The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with policy specifications and insured limits customarily carried for similar properties. Management of the Company believes that the Company's insurance coverage conforms to industry norms.

Item 3.  Legal Proceedings

      The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

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

                                       Principal Occupation, Position and
                                      Office (current and during past five
Name                       Age      years with Vornado unless otherwise stated)
----                       ---   ----------------------------------------------
Steven Roth.............   57    Chairman of the Board, Chief Executive Officer
                                 and Chairman of the Executive Committee of the
                                 Board; the Managing General Partner of
                                 Interstate Properties, an owner of shopping
                                 centers and an investor in securities and
                                 partnerships; Chief Executive Officer of
                                 Alexander's, Inc. since March 2, 1995 and a
                                 Director since 1989.

Michael D. Fascitelli...   42    President and a Trustee since December 2, 1996;
                                 Director of Alexander's, Inc. since December 2,
                                 1996; Partner at Goldman, Sachs & Co. in charge
                                 of its real estate practice from December 1992
                                 to December 1996; and Vice President at
                                 Goldman, Sachs & Co., prior to December 1992.

Joseph Macnow...........   53    Executive Vice President--Finance and
                                 Administration since January 1998; Vice
                                 President-Chief Financial Officer from 1985 to
                                 January 1998; Vice President--Chief Financial
                                 Officer of Alexander's, Inc. since August 1995

Irwin Goldberg..........   54    Vice President--Chief Financial Officer since
                                 January 1998; Partner at Deloitte & Touche LLP
                                 from September 1978 to January 1998.

David R. Greenbaum......   47    Chief Executive Officer of the Mendik Division
                                 since April 15, 1997 (date of the Company's
                                 acquisition); President of Mendik Realty (the
                                 predecessor to the Mendik Division) from 1990
                                 until April 15, 1997.

Joseph Hakim............   50    Chief Executive Officer of the Merchandise Mart
                                 Division since April 1, 1998 (date of the
                                 Company's acquisition); President and Chief
                                 Executive Officer of Merchandise Mart
                                 Properties, Inc., the main operating subsidiary
                                 of Joseph P. Kennedy Enterprises, Inc. (the
                                 predecessor to the Merchandise Mart Division)
                                 from 1992 to April 1, 1998

Daniel F. McNamara(1)...   52    Chief Executive Officer of the Cold Storage
                                 Division (AmeriCold Logistics) since October
                                 1997 (the date of the Company's acquisition),
                                 Chief Executive Officer of URS Logistics, Inc.
                                 (one of the predecessors to the Cold Storage
                                 Division) from March 1996 to October 1997 and
                                 Executive Vice President and Chief Operating
                                 Officer of Value Rent-A-Car, a wholly owned
                                 subsidiary of Mitsubishi Motors prior to March
                                 1996.

Richard T. Rowan........   52    Vice President-Retail Real Estate Division
                                 since January 1982.

----------
(1) As of March 17, 1999, Mr. McNamara is an employee of the partnership which purchased the non-real estate assets of AmeriCold Logistics.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Vornado's common shares are traded on the New York Stock Exchange under the symbol "VNO".

      Quarterly price ranges of the common shares and dividends paid per share for the years ended December 31, 1998 and 1997 were as follows:

                                      Year Ended                         Year Ended
                                   December 31, 1998                  December 31, 1997
                             ----------------------------     -------------------------------
              Quarter         High     Low      Dividends      High      Low        Dividends
              -------         ----     ---      ---------      ----      ---        ---------
              1st .......    $49.81    $38.50    $  .40       $35.50    $25.38       $  .32
              2nd .......     44.00     36.38       .40        37.00     30.44          .32
              3rd .......     39.88     27.63       .40        44.25     32.13          .32
              4th .......     38.25     26.00       .44        47.38     40.63          .40

      All share and per share information has been adjusted for a 2-for-1 share split in October 1997.

      The approximate number of record holders of common shares of Vornado at December 31, 1998, was 2,700.

Item 6. Selected Consolidated Financial Data

                                                                             Year Ended December 31,
                                                        ------------------------------------------------------------------
                                                          1998          1997          1996          1995           1994
                                                        ---------     ---------     ---------     ---------     ---------
(in thousands, except share and per share amounts)

Operating Data
   Revenues:
      Property rentals .................                $ 425,496     $ 168,321     $  87,424     $  80,429     $  70,755
      Expense reimbursements ...........                   74,737        36,652        26,644        24,091        21,784
      Other income .....................                    9,627         4,158         2,819         4,198         1,459
                                                        ---------     ---------     ---------     ---------     ---------
Total Revenues .........................                  509,860       209,131       116,887       108,718        93,998
                                                        ---------     ---------     ---------     ---------     ---------
Expenses:
      Operating ........................                  207,171        74,745        36,412        32,282        30,223
      Depreciation and amortization ....                   59,227        22,983        11,589        10,790         9,963
      General and administrative .......                   28,610        13,580         5,167         6,687         6,495
      Amortization of officer's deferred
         compensation expense .........                        --        22,917         2,083            --            --
                                                        ---------     ---------     ---------     ---------     ---------

Total Expenses .........................                  295,008       134,225        55,251        49,759        46,681
                                                        ---------     ---------     ---------     ---------     ---------
Operating Income .......................                  214,852        74,906        61,636        58,959        47,317
Income applicable to Alexander's .......                    3,123         7,873         7,956         3,954            --
Income from partially-owned entities ...                   32,025         4,658         1,855           788            --
Interest and other investment income ...                   24,074        23,767         6,643         5,733         8,132
Interest and debt expense ..............                 (114,686)      (42,888)      (16,726)      (16,426)      (14,209)
Net gain from insurance settlement
   and condemnation proceedings ........                    9,649            --            --            --            --
Minority interest of unitholders in the
   Operating Partnership ...............                  (16,183)       (7,293)           --            --            --
                                                        ---------     ---------     ---------     ---------     ---------
Net Income .............................                  152,854        61,023        61,364        53,008        41,240
Preferred stock dividends ..............                  (21,690)      (15,549)           --            --            --
                                                        ---------     ---------     ---------     ---------     ---------

Net income applicable to common shares .                $ 131,164     $  45,474     $  61,364     $  53,008     $  41,240
                                                        =========     =========     =========     =========     =========

   Net income per share--basic(1) ......                $    1.62     $     .83     $    1.26     $    1.13     $     .95
   Net income per share--diluted(1) ....                $    1.59     $     .79     $    1.25     $    1.12     $     .94
   Cash dividends declared for common
      shares ...........................                $    1.64     $    1.36     $    1.22     $    1.12     $    1.00

                                                                             Year Ended December 31,
                                                        ------------------------------------------------------------------
                                                          1998          1997          1996          1995           1994
                                                        ---------     ---------     ---------     ---------     ---------

(in thousands, except share and per share amounts)
      Balance Sheet Data
         Total assets ..................                $4,425,779    $2,524,089    $  565,204    $  491,496    $  393,538
         Real estate, at cost ..........                 3,315,891     1,564,093       397,298       382,476       365,832
         Accumulated depreciation ......                   226,816       173,434       151,049       139,495       128,705
         Debt ..........................                 2,051,000       956,654       232,387       233,353       234,160
         Shareholders' equity ..........                 1,782,678     1,313,762       276,257       194,274       116,688

                                                                                      Year Ended December 31,
                                                              --------------------------------------------------------------------
                                                                 1998             1997          1996          1995          1994
                                                               ---------        ---------     ---------     ---------    ---------
(in thousands)

      Other Data
         Funds from operations(2):
            Net income applicable to common shares .......    $   131,164      $    45,474   $    61,364   $    53,008   $  41,240

            Depreciation and amortization of real ........
                 property ................................         58,277           22,413        11,154        10,019       9,192
            Straight-lining of property rentals for rent
                 escalations .............................        (14,531)          (3,359)       (2,676)       (2,569)     (2,181)
            Leasing fees received in excess of income
                 recognized ..............................          1,339            1,733         1,805         1,052          --
            Net gain from insurance settlement and
                 condemnation proceedings ................         (9,649)              --            --            --          --
            Minority interest in excess of
                 preferential distributions ..............         (3,991)              --            --            --          --
            Appreciation of securities held in officer's
                 deferred compensation trust .............            340               --            --            --          --
            Losses (gains) on sale of securities available
                 for sale ................................           (898)              --            --           360         (51)
         Proportionate share of adjustments to equity
            in net income of partially-owned entities
            to arrive at funds from operations:
            Cold Storage Companies .......................         41,988(3)         4,183            --            --          --
            Alexander's ..................................          4,023           (2,471)       (2,331)          539          --

            Mendik partially-owned office buildings ......          3,561            2,891            --            --          --

            Hotel Pennsylvania ...........................          4,083              457            --            --          --

            Charles E. Smith Commercial Realty L.P. ......          2,974            1,298            --            --          --

            Other ........................................            219               --            --            --          --
                                                              -----------      -----------   -----------   -----------   ---------

         Funds from operations(4) ........................    $   218,899      $    72,619   $    69,316   $    62,409   $  48,200
                                                              ===========      ===========   ===========   ===========   =========

         Cash flow provided by (used in):
            Operating activities .........................    $   189,406      $   115,473   $    70,703   $    62,882   $  46,948

            Investing activities .........................     (1,257,367)      (1,064,484)       14,912      (103,891)    (15,434)

            Financing activities .........................        879,815        1,215,269       (15,046)       36,577     (32,074)

----------
(1) The earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). For further discussion of earnings per share and the impact of SFAS 128, see the notes to the consolidated financial statements. All share and per share information has also been adjusted for a 2-for-1 share split in October 1997.
(2) Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures employed by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by the National Association of Real Estate Investment Trusts ("NAREIT"). Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary or non-recurring items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee income.
(3) Includes adding back of (i) income taxes of $4,287 and related items which are considered non-recurring because of the expected conversion of Cold Storage Companies to REITs and (ii) non-recurring unification costs of $4,585.
(4) The number of shares that should be used for determining funds from operations per share is the number used for diluted earnings per share. (See Note 15 of the Notes to Consolidated Financial Statements.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (All of the amounts presented are in thousands, except share amounts and percentages)

   Overview

      The Company's net income was $152,854 in the year ended December 31, 1998, as compared to $61,023 in the prior year, an increase of $91,831. EBITDA, as defined,(1) was $427,088 in the year ended December 31, 1998, as compared to $150,426 in the prior year, an increase of $276,662. The Company's net income was $61,364 and its EBITDA was $87,048 in the year ended December 31, 1996 when it operated in only one segment.

      Below is a summary of net income and EBITDA by segment for the years ended December 31, 1998 and 1997:

                                                                             December 31, 1998
                                        ----------------------------------------------------------------------------------
                                                                                    Cold          Merchandise
                                          Total        Office        Retail        Storage           Mart         Other(2)
                                        ---------     ---------     ---------     ---------       -----------    ---------
Total revenues .....................    $ 509,860     $ 247,499     $ 167,155     $      --        $  86,521     $   8,685
Total expenses .....................      295,008       151,573        70,334            --           50,761        22,340
                                        ---------     ---------     ---------     ---------        ---------     ---------
Operating income ...................      214,852        95,926        96,821            --           35,760       (13,655)
Income applicable to Alexander's ...        3,123            --            --            --               --         3,123
Income from partially-owned entities       32,025        10,854           258        15,191           (1,969)        7,691
Interest and other investment income       24,074         4,467         2,159            --              639        16,809
Interest and debt expense ..........     (114,686)      (25,175)      (32,249)           --          (18,711)      (38,551)
Net gain from insurance settlement
  and condemnation proceeding ......        9,649            --            --            --               --         9,649
Minority interest ..................      (16,183)       (7,236)       (5,853)       (1,024)          (2,070)           --
                                        ---------     ---------     ---------     ---------        ---------     ---------
Net income .........................      152,854        78,836        61,136        14,167           13,649       (14,934)
Minority interest ..................       16,183         7,236         5,853         1,024            2,070            --
Interest and debt expense (5) ......      164,478        40,245        32,709        26,541           18,711        46,272
Depreciation and amortization (5) ..      104,299        39,246        15,520        33,117            9,899         6,517
Net gain from insurance Settlement
  and condemnation proceeding ......       (9,649)           --            --            --               --        (9,649)
Straight-lining of rents (5) .......      (16,132)       (6,845)       (3,203)           --           (4,882)       (1,202)
Other ..............................       15,055           (79)           --         8,872(3)            --         6,262(4)
                                        ---------     ---------     ---------     ---------        ---------     ---------
EBITDA .............................    $ 427,088     $ 158,639     $ 112,015        83,721        $  39,447     $  33,266
                                        =========     =========     =========     =========        =========     =========

                                                                             December 31, 1997
                                        ----------------------------------------------------------------------------------
                                                                                    Cold          Merchandise
                                          Total        Office        Retail        Storage           Mart         Other(2)
                                        ---------     ---------     ---------     ---------       -----------    ---------
Total revenues .....................    $ 209,131     $  80,846     $ 120,299     $      --              --      $   7,986
Total expenses .....................      134,225        50,186        46,204            --              --         37,835
                                        ---------     ---------     ---------     ---------       ---------      ---------
Operating income ...................       74,906        30,660        74,095            --              --        (29,849)
Income applicable to Alexander's ...        7,873            --            --            --                          7,873
Income from partially-owned entities        4,658         1,015                   $   1,720              --          1,923
Interest and other investment income       23,767         6,834         2,296            --              --         14,637
Interest and debt expense ..........      (42,888)       (9,009)      (19,893)           --              --        (13,986)
Net gain from insurance settlement
     and condemnation proceeding ...           --            --            --            --              --             --
Minority interest ..................       (7,293)       (2,042)       (4,303)           --              --           (948)
                                        ---------     ---------     ---------     ---------       ---------      ---------
Net income .........................       61,023        27,458        52,195         1,720              --        (20,350)
Minority interest ..................        7,293         2,042         4,303            --              --            948
Interest and debt expense (5) ......       54,395        13,707        19,893         5,839              --         14,956
Depreciation and amortization (5) ..       31,972        12,813        11,706         4,182              --          3,271
Net gain from insurance Settlement
     and condemnation proceeding ...           --            --            --            --              --             --
Straight-lining of rents (5) .......       (3,932)         (645)       (2,558)           --              --           (729)
Other ..............................         (325)        1,303           970            17              --         (2,615)
                                        ---------     ---------     ---------     ---------       ---------      ---------
EBITDA .............................    $ 150,426     $  56,678     $  86,509     $  11,758              --      $  (4,519)
                                        =========     =========     =========     =========       =========      =========

      Footnotes 1-5 are explained on the following page.

(1) EBITDA represents net income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.
(3) Includes adding back of (i) $4,287 of income taxes and related items, which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REITS and (ii) non-recurring unification costs of $4,585.
(4) Primarily represents the Company's equity in Alexander's loss from the write-off of the carrying value of Alexander's Lexington Avenue buildings.
(5) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

Results of Operations

   Years Ended December 31, 1998 and December 31, 1997

      Below are the details of the changes by segment in EBITDA. The change in the Cold Storage EBITDA is discussed in Income from partially-owned entities.

                                                                          Cold      Merchandise
                                   Total        Office       Retail      Storage        Mart         Other
                                  --------     --------     --------     --------   -----------   --------
Year ended December 31, 1997      $150,426     $ 56,678     $ 86,509     $ 11,758     $     --    $ (4,519)(1)
1998 Operations:
      Same store operations(2)      32,502        4,279        4,382          411           --      23,430(1)
      Acquisitions                 244,160       97,682       21,124       71,552       39,447      14,355
                                  --------     --------     --------     --------     --------    --------
Year ended December 31, 1998      $427,088     $158,639     $112,015     $ 83,721     $ 39,447    $ 33,266
                                  ========     ========     ========     ========     ========    ========
      % increase in same
         store operations              5.5%         7.5%         5.1%         3.5%           *         2.8%(1)

            * not applicable

(1) EBITDA for "Other" and in "Total" for the year ended December 31, 1997 reflects the amortization of a deferred payment due to an officer of $22,917; the percentage increases in same store operations have been adjusted to exclude the increase in EBITDA in 1998 resulting therefrom.
(2)   Represents operations which were owned for the same period in each year.

   Revenues

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $509,860 in the year ended December 31, 1998, compared to $209,131 in the prior year, an increase of $300,729. These increases by segment resulted from:

                                                     Date of                                                  Merchandise
                                                   Acquisition          Total       Office         Retail        Mart       Other
                                                   -----------          -----       ------         ------        ----       -----
Property Rentals:
Acquisitions:
      Mendik RELP                                  December 1998    $     4,126   $   4,126
      20 Broad Street                              August 1998            4,399       4,399
      689 Fifth Avenue                             August 1998            1,333       1,333
      770 Broadway                                 July 1998              5,713       5,713
      40 Fulton Street                             June 1998              3,561       3,561
      Merchandise Mart
         Properties                                April 1998            82,509                                $ 82,509
      150 E. 58th Street                           March 1998            13,021      13,021
      One Penn Plaza                               February 1998         53,991      53,991
      Westport                                     January 1998           2,355       2,355
      Green Acres Mall                             December 1997         22,449                 $   22,449
      640 Fifth Avenue                             December 1997          5,312       5,312
      90 Park Avenue                               May 1997               9,251       9,251
      Mendik                                       April 1997            25,313      25,313
      Montehiedra Shopping Center                  April 1997             2,935                      2,935
                                                                    -----------   ---------     ----------     --------
                                                                        236,268     128,375         25,384       82,509
                                                                    -----------   ---------     ----------     --------
Leasing activity, including $1,740 of step-ups
  in Retail                                                              20,907      16,508          4,106                  $  293
                                                                    -----------   ---------     ----------     --------     ------
Total increase in property rentals                                      257,175     144,883         29,490       82,509        293
                                                                    -----------   ---------     ----------     --------     ------

Tenant expense reimbursements:
Increase in tenant expense
      reimbursements due to
      acquisitions                                                       34,526      16,112         15,759        2,655
Other                                                                     3,559       2,292          1,373                    (106)
                                                                    -----------   ---------     ----------     --------     ------
Total increase in tenant expense
      reimbursements                                                     38,085      18,404         17,132        2,655       (106)
                                                                    -----------   ---------     ----------     --------     ------
Other income                                                              5,469       3,366            234        1,357        512
                                                                    -----------   ---------     ----------     --------     ------
Total increase in revenues                                          $   300,729   $ 166,653     $   46,856     $ 86,521     $  699
                                                                    ===========   =========     ==========     ========     ======

Expenses

      The Company's expenses were $295,008 in the year ended December 31, 1998, compared to $134,225 in the prior year, an increase of $160,783. These increases by segment resulted from:

                                                                        Merchandise
                                 Total           Office       Retail        Mart          Other
                                 -----           ------       ------        ----          -----
Operating:
     Acquisitions              $ 121,297        $  67,545    $  15,339    $  38,413     $      --
     Same store operations        11,129            5,751        5,185           --           193
                               ---------        ---------    ---------    ---------     ---------
                                 132,426           73,296       20,524       38,413           193
                               ---------        ---------    ---------    ---------     ---------
Depreciation and
     amortization:
     Acquisitions                 35,586           22,630        3,057        9,899            --
     Same store operations           658               47          549           --            62
                               ---------        ---------    ---------    ---------     ---------
                                  36,244           22,677        3,606        9,899            62
                               ---------        ---------    ---------    ---------     ---------
General and administrative:       15,030(2)         5,414           --(1)     2,449         7,167(1)
                               ---------        ---------    ---------    ---------     ---------
Amortization of
     officer's deferred
     compensation expense        (22,917)              --           --           --       (22,917)(3)
                               ---------        ---------    ---------    ---------     ---------
                               $ 160,783        $ 101,387    $  24,130    $  50,761     $ (15,495)
                               =========        =========    =========    =========     =========

      (1) Retail general and administrative expenses are included in corporate expenses which are not allocated.
      (2) Of this increase: (i) $6,631 is attributable to acquisitions, (ii) $4,641 resulted from payroll, primarily for additional employees and corporate office expenses, and (iii) $3,758 resulted from professional fees.
      (3) The Company recognized an expense of $22,917 in the prior year representing the amortization of the deferred payment due to the Company's President, which was fully amortized at December 31, 1997.

      Income (loss) applicable to Alexander's (loan interest income, equity in income (loss) and depreciation) was $3,123 in the year ended December 31, 1998, compared to $7,873 in the prior year, a decrease of $4,750. This decrease resulted primarily from (i) the Company's equity in the write-off of the carrying value of Alexander's Lexington Avenue building, of $4,423, partially offset by (ii) income from the commencement of leases at Alexander's Rego Park and Kings Plaza store properties and (iii) income from Alexander's acquisition of the remaining 50% interest in the Kings Plaza Mall.

      Income from partially-owned entities was $32,025 in the year ended December 31, 1998, compared to $4,658 in the prior year, an increase of $27,367. This increase by segment resulted from:

                                   Date of                                                    Cold         Merchandise
Acquisitions:                     Acquisition      Total        Office        Retail         Storage          Mart        Other
                                  -----------      -----        ------        ------         -------          ----        -----
     Cold Storage:
        Americold and URS         October 1997     $7,137     $      --      $    --       $    7,137     $         --   $      --
        Freezer Services          June 1998         3,218            --           --            3,218               --          --
        Carmar Group              July 1998         2,960            --           --            2,960               --          --
     Charles E. Smith
        Commercial Realty L.P.    October 1997      4,669         4,669           --               --               --          --
     Hotel Pennsylvania           September 1997    2,623            --           --               --               --       2,623
     Newkirk Joint Ventures       July 1998         3,412            --           --               --               --       3,412
     Mendik partially-owned
        office buildings          April 1997        2,852         2,852           --               --               --          --
     Merchandise Mart
        Management Company        April 1998       (1,969)           --           --               --           (1,969)         --
     Caguas                       November 1998       258           --           258               --               --          --
Other                                               2,207         2,318           --              156               --        (267)
                                                  -------     ---------      -------       ----------     ------------   ----------

                                                  $27,367     $   9,839      $   258       $   13,471     $     (1,969)  $   5,768
                                                  =======     =========      =======       ==========     =============  =========

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $24,074 for the year ended December 31, 1998, compared to $23,767 in the prior year, an increase of $307. This increase resulted primarily from gains on the sale of marketable securities of $2,395, partially offset by a decrease in interest income due to lower average investments this year.

      Interest and debt expense was $114,686 for the year ended December 31, 1998, compared to $42,888 in the prior year, an increase of $71,798. This increase resulted primarily from debt in connection with acquisitions.

      In the third quarter of 1998, the Company recorded a net gain of $9,649, in connection with an insurance settlement and condemnation proceeding (see Note 11 to the Consolidated Financial Statements).

      The minority interest is comprised of:

                                                       Year Ended December 31,
                                                       -----------------------
                                                          1998         1997*
                                                       ---------    ----------
            Equity in earnings to unit
              holders in the Operating Partnership ..   $15,532       $ 7,293
            40% interest in 20 Broad Street .........       651            --
                                                        -------       -------
                                                        $16,183       $ 7,293
                                                        =======       =======

            * For the period from April 15, 1997 to December 31, 1997

      The preferred stock dividends of $21,690 for the year ended December 31, 1998 and $15,549 for the period from April 15, 1997 to December 31, 1997 apply to the Company's $3.25 Series A Convertible Preferred Shares issued in April and December 1997 and include accretion of expenses of issuing them.

      Years Ended December 31, 1997 and December 31, 1996

            The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income, were $209,131 in the year ended December 31, 1997, compared to $116,887 in the prior year, an increase of $92,244. This increase was primarily comprised of $90,520 of revenues from properties acquired in 1997.

            Property rentals were $168,321 in the year ended December 31, 1997, compared to $87,424 in the prior year, an increase of $80,897. This increase resulted from:

      1997 Acquisitions:
           Mendik .........................................        $56,958
           90 Park Avenue .................................          9,874
           Montehiedra shopping center ....................          6,386
           Riese ..........................................          2,485
           Green Acres Mall ...............................            937
                                                                   -------
                                                                    76,640

      Full year effect of a 1996 Acquisition ..............            472
      Shopping center leasing activity ....................          1,907
      Step-ups in shopping center leases ..................          1,878
                                                                   -------
                                                                   $80,897
                                                                   =======

            Tenant expense reimbursements were $36,652 in the year ended December 31, 1997, compared to $26,644 in the prior year, an increase of $10,008. This increase was primarily comprised of $11,320 of reimbursements from tenants at properties acquired in 1997, partially offset by a reduction in reimbursements at the Company's other properties due to lower expenses passed through to tenants.

            Operating expenses were $74,745 in the year ended December 31, 1997, as compared to $36,412 in the prior year, an increase of $38,333. This increase was primarily comprised of $39,645 of expenses from properties acquired in 1997, partially offset by lower snow removal costs and repairs and maintenance at the Company's other properties.

            Depreciation and amortization expense increased in 1997 as compared to 1996, primarily as a result of acquisitions.

            General and administrative expenses were $13,580 in the year ended December 31, 1997 compared to $5,167 in the prior year, an increase of $8,413. This increase resulted primarily from (i) Mendik Division payroll and corporate office expenses of $2,760, (ii) cash compensation attributable to the employment of the Company's President of $2,350 and (iii) professional fees of $1,641.

            The Company recognized expense of $22,917 in the year ended December 31, 1997 and $2,083 in the prior year representing the amortization of the $25,000 deferred payment due to the Company's President.

            Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $7,873 in the year ended December 31, 1997, compared to $7,956 in the prior year, a decrease of $83. This decrease resulted primarily from a $327 reduction in loan interest income due to the reset of the interest rate on the loan, partially offset by an increase in equity in non-recurring income.

            Income from partially-owned entities was $4,658 in the year ended December 31, 1997, compared to $1,855 in the prior year, an increase of $2,803. This increase consists of: (i) $1,720 from the Cold Storage Companies, (ii) $424 from partially owned properties acquired as part of the Mendik Transaction,
(iii) $1,055 from the Company's 40% interest in Hotel Pennsylvania and (iv) $85 from the Company's 15% interest in Charles E. Smith Commercial Realty L.P., partially offset by (v) lower management fee income.

            Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $23,767 for the year ended December 31, 1997, compared to $6,643 in the prior year, an increase of $17,124. Of this increase, $9,047 resulted primarily from income earned on higher average investments (resulting from proceeds from stock offerings and temporary borrowings) and $7,901 resulted from investments in mortgage loans receivable.

            Interest and debt expense was $42,888 for the year ended December 31, 1997, compared to $16,726 in the prior year, an increase of $26,162. Of this increase, (i) $13,369 resulted from borrowings under the Company's revolving credit facility and a term loan, (ii) $9,009 resulted from debt on the properties acquired in the Mendik Transaction and (iii) $3,784 resulted from borrowings related to the acquisition of the Montehiedra Town Center in April 1997.

            The minority interest unit holders in the Operating Partnership are entitled to preferential distributions which aggregated $7,293 for the year ended December 31, 1997.

            The preferred stock dividends of $15,549 apply to the 6.5% preferred shares issued in April 1997 and include accretion of expenses of issuing them of $1,918.

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

Liquidity and Capital Resources

   Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

      Years Ended December 31, 1998

      Cash flows provided by operating activities of $189,406 was primarily comprised of (i) income of $143,205 (net income of $152,854 less net gain from insurance settlement and condemnation proceeding of $9,649), (ii) adjustments for non-cash items of $27,657, and (iii) the net change in operating assets and liabilities of $18,544. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $59,227 and (ii) minority interest of $16,183, partially offset by (iii) the effect of straight-lining of rental income of $17,561 and (iv) equity in net income of partially-owned entities of $32,025.

      Net cash used in investing activities of $1,257,367 was primarily comprised of (i) acquisitions of real estate of $896,800 (see detail below),
(ii) investments in partially-owned entities of $308,000 (see detail below),
(iii) capital expenditures of $68,085 (see detail below) and investments in securities of $73,513 (including purchase of Capital Trust Preferred Stock of $48,700), partially offset by (v) proceeds from the repayment of mortgage loans receivable of $57,600.

      Acquisitions of real estate and investments in partially-owned entities were comprised of:

                                                                                  Value of
                                                                                  shares or       Assets
                                                        Cash           Debt      Units Issued    Acquired
                                                      ----------    ----------   ------------   ----------
Real Estate:
     Merchandise Mart Properties                      $  187,000    $  327,000    $  116,000    $  630,000
     One Penn Plaza Office Building                      317,000        93,000            --       410,000
     770 Broadway Office Building                        131,000            --        18,000       149,000
     150 East 58th Street Office Building                118,000            --            --       118,000
     40 Fulton Street Office Building                     55,000            --            --        55,000
     689 Fifth Avenue Office Building                     33,000            --            --        33,000
     Mendik RELP Properties                               31,000        46,000        29,000       106,000
     Market Square Complex                                11,000        60,000        44,000       115,000
     Other                                                13,800            --            --        13,800
                                                      ----------    ----------    ----------    ----------
                                                      $  896,800    $  526,000    $  207,000    $1,629,800
                                                      ==========    ==========    ==========    ==========
Investments in Partially-Owned Entities:
     Hotel Pennsylvania (acquisition of additional
        40% interest increasing ownership to 80%)     $   22,000    $   48,000    $       --    $   70,000
     570 Lexington Avenue Office Building
        (increased interest from 5.6% to
        approximately 50%)                                32,300         4,900            --        37,200
     Acquisition of Freezer Services, Inc. (60%
        interest)                                         58,000        16,000         6,000        80,000
     Reduction in Cold Storage Companies
        debt (60% interest)                               44,000            --            --        44,000
     Acquisition of Carmar Group (60% interest)           86,400         8,400            --        94,800
     Investment in Newkirk Joint Ventures                 56,000            --            --        56,000
     Las Catalinas Mall (50% interest)                        --        38,000            --        38,000
     Other                                                 9,300            --            --         9,300
                                                      ----------    ----------    ----------    ----------
                                                      $  308,000    $  115,300    $    6,000    $  429,300
                                                      ==========    ==========    ==========    ==========

Capital expenditures were comprised of:

                                                 New York                  Merchandise
                                                City Office  Retail           Mart            Other            Total
                                                -----------  ------           ----            -----            -----
Expenditures to maintain the assets .....         $ 4,975    $ 3,138         $ 5,273         $ 1,074         $14,460
Tenant allowances and leasing commissions          46,187      2,397           5,041              --          53,625
                                                  -------    -------         -------         -------         -------
                                                  $51,162    $ 5,535         $10,314         $ 1,074         $68,085
                                                  =======    =======         =======         =======         =======

      Net cash provided by financing activities of $879,815 was primarily comprised of (i) proceeds from borrowings of $1,427,821, (ii) proceeds from the issuance of common shares of $445,247 and (iii) proceeds from the issuance of preferred shares of $85,313, partially offset by (iv) repayment of borrowings of $883,475, (v) dividends paid on common shares of $154,440 and (vi) dividends paid on preferred shares of $18,816.

     Year Ended December 31, 1997

      Cash flows provided by operating activities of $115,473 was comprised of
(i) net income of $61,023, (ii) adjustments for non-cash items of $39,723 and
(iii) the net change in operating assets and liabilities of $14,727. The adjustments for non-cash items are primarily comprised of (i) amortization of deferred officer's compensation expense of $22,917 and (ii) depreciation and amortization of $24,460.

      Net cash used in investing activities of $1,064,484 was primarily comprised of (i) acquisitions of real estate of $887,423 (see detail below),
(ii) investments in mortgage loans receivable of $71,663 (see detail below),
(iii) capital expenditures of $23,789, (iv) restricted cash for tenant improvements of $27,079 and (v) real estate deposits of $46,152. Acquisitions of real estate and investments in mortgage loans receivable are comprised of:

                                                                               Value of
                                                                                 Shares
                                                                                    or
                                                                     Debt          Units         Assets
                                                       Cash         Assumed       Issued        Acquired
                                                       ----         -------       ------        --------
Real Estate:
     Mendik Transaction ........................    $  263,790    $  215,279    $  177,000    $  656,069
     60% interest in Cold Storage Companies ....       243,846       376,800            --       620,646
     Green Acres Mall ..........................            --       125,000       102,015       227,015
     90 Park Avenue office building ............       185,000            --            --       185,000
     Montehiedra shopping center ...............        11,000        63,000            --        74,000
     40% interest in Hotel Pennsylvania ........        17,487        48,000            --        65,487
     640 Fifth Ave. office building ............        64,000            --            --        64,000
     15% interest in Charles E. Smith Commercial
        Realty L.P. ............................        60,000            --            --        60,000
     Riese properties ..........................        26,000            --            --        26,000
     1135 Third Avenue and other ...............        16,300            --            --        16,300
                                                    ----------    ----------    ----------    ----------
                                                       887,423       828,079       279,015     1,994,517
                                                    ----------    ----------    ----------    ----------
Mortgage loans receivable:
     Riese properties ..........................        41,649            --            --        41,649
     20 Broad Street ...........................        27,000            --            --        27,000
     909 Third Ave. and other, net .............         3,014            --            --         3,014
                                                    ----------    ----------    ----------    ----------
                                                        71,663            --            --        71,663
                                                    ----------    ----------    ----------    ----------
Total Acquisitions .............................    $  959,086    $  828,079    $  279,015    $2,066,180
                                                    ==========    ==========    ==========    ==========

      Net cash provided by financing activities of $1,215,269 was primarily comprised of proceeds from (i) borrowings of $770,000 (ii) issuance of common shares of $688,672, and (iii) issuance of preferred shares of $276,000, partially offset by (iv) repayment of borrowings of $409,633, (v) dividends paid on common shares of $77,461, (vi) dividends paid on preferred shares of $15,549 and (vii) the repayment of borrowings on U.S. Treasury obligations of $9,636.

      Year Ended December 31, 1996

      Cash flows provided by operating activities of $70,703 was comprised of
(i) net income of $61,364 and (ii) adjustments for non-cash items of $9,972, less (iii) the net change in operating assets and liabilities of $633. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $12,586 and amortization of deferred officers compensation expense of $2,083, partially offset by the effect of straight-lining of rental income of $2,676 and equity in income from Alexander's of $1,108. The net change in "Leasing fees receivable" and "Deferred leasing fee income" included in item
(iii) above reflects a decrease of $1,717 resulting from the rejection of a lease by an Alexander's tenant in March 1996 and an increase of $1,738 resulting from the releasing of a portion of this space. "Leasing fees receivable" of $2,500 were collected during this period.

      Net cash provided by investing activities of $14,912 was comprised of (i) proceeds from sale or maturity of securities available for sale of $46,734, partially offset by (ii) the Company's investment in a mortgage note receivable of $17,000 and (iii) capital expenditures of $14,822 (including $8,923 for the purchase of an office building).

      Net cash used in financing activities of $15,046 was primarily comprised of (i) dividends paid of $59,558, (ii) the net repayment of borrowings on U.S. Treasury obligations of $34,239, (iii) the net repayment on mortgages of $966, partially offset by (iv) net proceeds from the issuance of common shares of $73,060 and (v) the proceeds from the exercise of stock options of $6,657.

      Cash increased during the period from December 31, 1995 to December 31, 1996, from $19,127 to $89,696, primarily as the result of the issuance of common shares in the fourth quarter of 1996 as noted above.

   Funds from Operations for the Years Ended December 31, 1998 and 1997

      Funds from operations were $218,899 in the year ended December 31, 1998, compared to $72,619 in the prior year, an increase of $146,280. Funds from operations for the year ended December 31, 1997 reflect amortization of the deferred payment due to the Company's President and related compensation of $25,397, compared to no such amortization in 1998. The following table reconciles funds from operations and net income:

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                                     1998          1997
                                                                                  ---------     ---------
      Net income applicable to common shares .................................    $ 131,164     $  45,474
      Depreciation and amortization of real property .........................       58,277        22,413
      Straight-lining of property rentals for rent escalations ...............      (14,531)       (3,359)
      Net gain from insurance settlement and condemnation proceedings ........       (9,649)           --
      Minority interest in excess of preferential distributions ..............       (3,991)           --
      Appreciation of securities held in officer's deferred compensation trust          340            --
      Gain on sale of securities available for sale ..........................         (898)           --
      Leasing fees received in excess of income recognized ...................        1,339         1,733
      Proportionate share of adjustments to equity in net income of
           partially-owned entities to arrive at funds from operations .......       56,848         6,358
                                                                                  ---------     ---------
      Funds from operations ..................................................    $ 218,899     $  72,619
                                                                                  =========     =========

      The number of shares that should be used for determining funds from operations per share is the number used for diluted earnings per share. (See
Note 15 of Notes to Consolidated Financial Statements.)

      Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures reported by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by the National Association of Real Estate Investment Trusts ("NAREIT"). Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee income. Below are the cash flows provided by (used in) operating, investing and financing activities:

                                 Year Ended December 31,
                              ---------------------------
                                  1998            1997
                              -----------     -----------
      Operating activities    $   189,406     $   115,473
                              ===========     ===========
      Investing activities    $(1,257,367)    $(1,064,484)
                              ===========     ===========
      Financing activities    $   879,815     $ 1,215,269
                              ===========     ===========

   Certain Cash Requirements

In January 1999, the Company acquired the leasehold interest in 888 Seventh Avenue for approximately $100,000 including $55,000 of indebtedness. Further, in 1999, under the mortgage for the Hotel Pennsylvania, in connection with the redevelopment, the Company is required to escrow $37,000.

      The Company has budgeted approximately $39,805 for capital expenditures (excluding acquisitions) over the next year as follows:

                                              New York                               Merchandise
                                             City Office    Retail    Cold Storage       Mart      Total
                                             -----------    ------    ------------       ----      -----
Expenditures to maintain the assets            $ 3,600      $ 2,480    $ 3,000(1)      $ 3,000    $12,080
Tenant allowances and leasing commissions       22,175        2,000         --           6,550     30,725
                                               -------      -------    -------         -------    -------

                                               $25,775      $ 4,480    $ 3,000         $ 9,550    $42,805
                                               =======      =======    =======         =======    =======

----------
(1) Represents the Company's 60% share of the Vornado/Crescent Partnership's obligation to fund up to $5,000 of capital expenditures per annum.

      Tenant allowances and leasing commissions for the New York City Office properties approximate $21.00 per square foot for renewal space and $52.00 per square foot for vacant space. Historically, approximately two-thirds of existing tenants renew their leases.

      In addition to the capital expenditures reflected above, the Company is currently engaged in or considering certain multi-year development and redevelopment projects for which it has budgeted approximately $387 million as outlined in the "Development and Redevelopment Projects" section of Item 1--Business (Items (i) through (vi)). The $387 million does not include amounts for other projects which are also included in the "Development and Redevelopment Projects" section of Item 1--Business, as no budgets for them have been finalized. There can be no assurance that any of the above projects will be ultimately completed, completed on time or completed for the budgeted amount.

      No cash requirements have been budgeted for the capital expenditures and amortization of debt of CESCR, Newkirk or Alexander's, which are partially owned by the Company. These investees are expected to fund their own cash requirements. Newkirk and Alexander's are not expected to distribute any cash to the Company in 1999. In 1999, the Company expects to receive at a minimum, preferred distributions from CESCR of approximately $13.9 million (7,679,365 preferred units at $1.81 per unit) and common distributions of approximately $3.5 million (2,500,000 common units at $1.40 per unit - current dividend rate). The minimum preferred distribution rate increases by .25% each year for the next three years.

      In July 1997, the Company obtained a $600,000 unsecured three-year revolving credit facility. In February 1998, the facility was increased to $1,000,000. At December 31, 1998, the Company had approximately $687,250 outstanding under the facility.

      In February 1998, the Company completed a $160,000 refinancing of the Green Acres Mall and prepaid the then existing $118,000 debt on the property. The new 10-year debt matures in March 2008 and bears interest at 6.75%.

      In June 1998, the Company completed a $275,000 refinancing of its One Penn Plaza office building and borrowed $170,000 pursuant thereto. In the third quarter of 1998, the Company borrowed the remaining $105,000. The debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25% (currently 6.35%). This debt replaced the $93,000 bridge-mortgage loan financing put in place when the property was acquired.

      In April 1998, the Cold Storage Companies completed a $550,000 ten-year loan secured by 58 of its warehouses. The loan bears interest at 6.89%. The net proceeds from the loan together with working capital were used to repay $607,000 of bridge financing, which replaced high yield debt assumed at the date of acquisition.

      In October 1998, the Company completed its spin-off of Vornado Operating Company, which the Company capitalized with an equity contribution of $25,000 of cash. In addition, Vornado entered into a $75,000 revolving credit agreement with Vornado Operating Company.

      On March 12, 1999 the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc.

      In November and December of 1998, the Company sold an aggregate of $87,500 of 8.5% Series D-1 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $85,300. The perpetual Preferred Units may be called without penalty at the option of the Company commencing on November 12, 2003.

      In February 1999, the Company completed a $165,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000 debt on the property. The new 5-year debt matures in February 2004 and bears interest at 7.08%.

      In February 1999, the Company also exercised its option to extend the maturity date on the $250,000 loan on its Chicago Merchandise Mart building from March 31, 1999 to September 30, 1999. In connection therewith, the Company paid a fee of 1/8%.

      On March 17, 1999, the Company completed the sale of 3 million 8.5% Series B Cumulative Redeemable Preferred Shares, at a price $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $72,200. Further on March 22, 1999, 400,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $9,700. The perpetual preferred shares may be called without penalty at the option of the Company commencing on March 17, 2004.

      The Company has an effective shelf registration under which it can offer an aggregate of $1.5 billion of equity securities and an aggregate of $1.0 billion of debt securities.

      The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions will require funding from borrowings or equity offerings.

Acquisition Activity

      As a result of acquisitions, the book value of the Company's assets have grown from $2,524,089 at December 31, 1997 to $4,425,779 at December 31, 1998.

      The Company's future success will be affected by its ability to integrate the assets and businesses it acquires and to effectively manage those assets and businesses. The Company currently expects to continue to grow at a relatively fast pace. However, its ability to do so will be dependent on a number of factors, including, among others, (a) the availability of reasonably priced assets that meet the Company's acquisition criteria and (b) the price of the Company's common stock, the rates at which the Company is able to borrow money and, more generally, the availability of financing on terms that, in the Company's view, make such acquisitions financially attractive.

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company does not currently utilize derivatives or engage in significant hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

      In April, 1998 the American Institute of Certified Public Accountants Issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", (98-5) which is effective for the Company in the first quarter of 1999. The Company has no deferred organization costs or other deferred start-up costs as defined in 98-5, and therefore adoption of 98-5 will have no impact in the first quarter of 1999.

Year 2000 Issues

      Year 2000 compliance programs and information systems modification were initiated by the Company in early 1998 to address the risk posed by the year 2000 issue. The Company developed a plan to address their affected informational (accounting, billing, payroll) and operational (refrigeration, HVAC, security, elevators, lighting, energy management) systems. The Company's plan also considers statements from outside vendors as to their year 2000 readiness.

      The Company and its partially-owned entities have completed their initial assessment, inventory and planning phases of their plan and have determined that the majority of their systems, including all mission critical systems are already year 2000 compliant. The Company anticipates that any issues encountered with informational or operational systems will be remediated. The Company expects that where appropriate, all mission critical systems will be tested by June 30, 1999. The cost of the Company's year 2000 plan was not material to 1998 operations and is not expected to be material to 1999 operations.

      The Company believes that its exposure may be the failure of third parties (i.e., energy providers) in meeting their commitments which may result in temporary business interruption at the Company's buildings, retail centers, mart properties, cold storage warehouses and other real estate related properties. The Company has contingency plans for its own day to day informational and operational systems and is in the process of updating these plans. Failure of third parties with which the Company conducts business to successfully respond to their year 2000 issues may have an adverse effect on the Company.

Economic Conditions

      Substantially all of the Company's office, retail and permanent showroom leases contain step-ups in rent. Such rental increases are not designed to, and in many instances do not, approximate the cost of inflation, but do have the effect of mitigating the adverse impact of inflation. In addition, substantially all of the Company's leases contain provisions that require the tenant to reimburse the Company for the tenant's share of common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility) and real estate taxes or for increases of such expenses over a base amount, thus offsetting, in part, the effects of inflation on such expenses.

      Inflation did not have a material effect on the Company's results for the periods presented.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      At December 31, 1998, the Company has $1,426,777,000 of variable rate debt at a weighted average rate of 6.55% and $624,223,000 of fixed rate debt bearing interest at a weighted average rate of 7.00%. A one-percent increase in the base used to determine the interest rate of the variable rate debt would result in a $14,268,000 decrease in the Company's net income ($.18 per diluted share). The fair value of the Company's debt at December 31, 1998, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt approximates its carrying value.

      In July 1998, the Company entered into an interest rate cap agreement to reduce the impact of changes in interest rates on its $275,000,000 One Penn Plaza loan. The agreement caps the Company's interest rate in the event that LIBOR increases above 8.5% through January 20, 2000 and 9% thereafter, until the termination date of the cap agreement on July 30, 2001 (the debt matures in June
2002). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate cap agreement. However, the Company does not anticipate nonperformance by the counterparty. The fair value of the interest rate cap agreement at December 31, 1998 approximates its cost.

Item 8. Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report.............................................     60
Consolidated Balance Sheets at December 31, 1998 and 1997................     61
Consolidated Statements of Income for the years ended December 31, 1998,
  1997 and 1996...........................................................    62
Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1998, 1997 and 1996........................................    63
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996........................................    64
Notes to Consolidated Financial Statement.................................    65

Item 9. Changes In and Disagreements With Independent Auditors on Accounting and Financial Disclosure

      Not applicable.

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Trustees
Vornado Realty Trust
Saddle Brook, New Jersey

      We have audited the accompanying consolidated balance sheets of Vornado Realty Trust as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 24, 1999

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                      ---------------------------
                                                                                         1998             1997
                                                                                      -----------     -----------
(amounts in thousands except share amounts)
                                     ASSETS
Real estate, at cost:
   Land ..........................................................................    $   743,324     $   436,274
   Buildings and improvements ....................................................      2,561,383       1,118,334
   Leasehold improvements and equipment ..........................................         11,184           9,485
                                                                                      -----------     -----------
      Total ......................................................................      3,315,891       1,564,093
   Less accumulated depreciation and amortization ................................       (226,816)       (173,434)
                                                                                      -----------     -----------
      Real estate, net ...........................................................      3,089,075       1,390,659
Cash and cash equivalents, including U.S. government obligations under
   repurchase agreements of $56,500 and $8,775 ...................................        167,808         355,954
Restricted cash ..................................................................         44,195          27,079
Marketable securities ............................................................         77,156          34,469
Investments and advances to partially-owned entities, including
   Alexander's of $104,038 and $108,752 ..........................................        827,840         482,787
Due from officers ................................................................         17,165           8,625
Accounts receivable, net of allowance for doubtful accounts
   of $3,044 and $658 ............................................................         35,517          16,663
Mortgage loans receivable ........................................................         10,683          88,663
Receivable arising from the straight-lining of rents .............................         49,711          24,127
Deposits in connection with real estate acquisitions .............................         22,947          47,275
Other assets .....................................................................         83,682          47,788
                                                                                      -----------     -----------
                                                                                      $ 4,425,779     $ 2,524,089
                                                                                      ===========     ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable ......................................................    $ 1,363,750     $   586,654
Revolving credit facility ........................................................        687,250         370,000
Accounts payable and accrued expenses ............................................        109,925          36,538
Officer's compensation payable ...................................................         35,628          25,000
Deferred leasing fee income ......................................................         10,051           9,927
Other liabilities ................................................................          3,196           3,641
                                                                                      -----------     -----------
Total liabilities ................................................................      2,209,800       1,031,760
                                                                                      -----------     -----------
Minority interest of unitholders in the Operating Partnership ....................        433,301         178,567
                                                                                      -----------     -----------
Commitments and contingencies
Shareholders' equity:
   Preferred shares of beneficial interest: no par value per share; authorized,
   20,000,000 shares; liquidation preference $50.00 per share ($289,462 in total);
   issued 5,789,239 and 5,789,315 shares .........................................        282,758         279,884
Common shares of beneficial interest: $.04 par value per share; authorized,
   100,000,000 shares; issued and outstanding, 85,076,542 and 72,164,654 shares ..          3,403           2,887
Additional capital ...............................................................      1,653,208       1,146,385
Accumulated deficit ..............................................................       (132,837)       (109,561)
                                                                                      -----------     -----------
                                                                                        1,806,532       1,319,595
Accumulated other comprehensive loss .............................................        (18,957)           (840)
Due from officers for purchase of common shares of beneficial interest ...........         (4,897)         (4,993)
                                                                                      -----------     -----------
           Total shareholders' equity ............................................      1,782,678       1,313,762
                                                                                      -----------     -----------
                                                                                      $ 4,425,779     $ 2,524,089
                                                                                      ===========     ===========

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       Year Ended December 31,
                                                                -------------------------------------
                                                                  1998          1997          1996
(amounts in thousands except per share amounts)
Revenues:
     Property rentals ......................................    $ 425,496     $ 168,321     $  87,424
     Expense reimbursements ................................       74,737        36,652        26,644
     Other income (including fee income from
           related parties of $2,327, $1,752 and $2,569) ...        9,627         4,158         2,819
                                                                ---------     ---------     ---------
Total revenues .............................................      509,860       209,131       116,887
                                                                ---------     ---------     ---------
Expenses:
     Operating .............................................      207,171        74,745        36,412
     Depreciation and amortization .........................       59,227        22,983        11,589
     General and administrative ............................       28,610        13,580         5,167
     Amortization of officer's deferred compensation expense           --        22,917         2,083
                                                                ---------     ---------     ---------
Total expenses .............................................      295,008       134,225        55,251
                                                                ---------     ---------     ---------
Operating income ...........................................      214,852        74,906        61,636
Income applicable to Alexander's ...........................        3,123         7,873         7,956
Income from partially-owned entities .......................       32,025         4,658         1,855
Interest and other investment income .......................       24,074        23,767         6,643
Interest and debt expense ..................................     (114,686)      (42,888)      (16,726)
Net gain from insurance settlement and
     condemnation proceeding ...............................        9,649            --            --
Minority interest ..........................................      (16,183)       (7,293)           --
                                                                ---------     ---------     ---------
Net income .................................................      152,854        61,023        61,364
Preferred stock dividends (including accretion of issuance
     expenses of $2,874 in 1998 and $1,918 in 1997) ........      (21,690)      (15,549)           --
                                                                ---------     ---------     ---------
     NET INCOME applicable to common shares ................    $ 131,164     $  45,474     $  61,364
                                                                =========     =========     =========
NET INCOME PER COMMON SHARE-BASIC ..........................    $    1.62     $     .83     $    1.26
                                                                =========     =========     =========
NET INCOME PER COMMON SHARE-DILUTED ........................    $    1.59     $     .79     $    1.25
                                                                =========     =========     =========

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                Accumulated
                                                                                                                   Other
                                                  Preferred       Common        Additional     Accumulated     Comprehensive
                                                    Shares         Shares         Capital         Deficit      Income (Loss)
                                                 -----------    -----------     -----------    -----------    -------------
(amounts in thousands except share amounts)
Balance, January 1, 1996 ....................                  $       970      $   279,231    $   (79,380)    $    (1,362)*
Net Income ..................................                            --              --         61,364              --
Net proceeds from issuance of common shares .                            60          73,000             --              --
Dividends paid ($1.22 per share) ............                            --              --        (59,558)             --
Common shares issued under
   employees' share plans ...................                            14           6,643             --              --
Change in unrealized gains
   on securities available for sale .........                            --              --             --             364
Forgiveness of amount due from officers .....                            --              --             --              --
                                                                -----------     -----------    -----------     -----------
Balance, December 31, 1996 ..................                         1,044         358,874        (77,574)           (998)

Net income ..................................                            --              --         61,023              --
Dividends paid on preferred shares
   ($2.37 per share) ........................                            --              --        (15,549)             --

Net proceeds from issuance of
   preferred shares (including
   accretion of $1,918) .....................    $   277,918             --              --             --              --

Two-for-one common share split ..............             --          1,044          (1,044)            --              --
Net proceeds from issuance of common shares .             --            644         688,028             --              --
Shares issued in connection with
   Arbor acquisition ........................          1,966            117          99,932             --              --

Dividends paid on common shares
   ($1.36 per share) ........................             --             --              --        (77,461)             --

Common shares issued in
   connection with an employment
   agreement and employees' share plans .....             --             38             595             --              --

Change in unrealized gains
   on securities available for sale .........             --             --              --             --             158

Forgiveness of amount due from officers .....             --             --              --             --              --
                                                 -----------    -----------     -----------    -----------     -----------
Balance, December 31, 1997 ..................        279,884          2,887       1,146,385       (109,561)           (840)

Net Income ..................................             --             --              --        152,854              --
Dividends paid on preferred shares
   ($2.37 per share) ........................             --             --              --        (21,690)             --
Dividends paid on common shares
   ($1.64 per share) ........................             --             --              --       (131,110)             --
Net proceeds from issuance
   of common shares .........................             --            445         444,118             --              --
Common shares issued in connection
   with Mendik RELP
   properties acquisition ...................             --             34          29,029             --              --
Common shares issued under
   employees' share plan ....................             --              2             907             --              --
Conversion of units to common shares ........             --             35          32,745             --              --
Capital contribution to
   Vornado Operating Company ................             --             --              --        (23,330)             --
Accretion of issuance expenses on
   preferred shares .........................          2,874             --              --             --              --
Common shares issued in connection
   with dividend reinvestment plan ..........             --             --              24             --              --
Change in unrealized (losses)
   on securities available for sale .........             --             --              --             --          (5,047)
Appreciation of securities held
   in officer's deferred compensation trust .             --             --              --             --         (10,464)

Pension obligations .........................             --             --              --             --          (2,606)

Forgiveness of amount due
   from Officers ............................             --             --              --             --              --
                                                 -----------    -----------     -----------    -----------     -----------
Balance, December 31, 1998 ..................    $   282,758    $     3,403     $ 1,653,208    $  (132,837)    $   (18,957)
                                                 ===========    ===========     ===========    ===========     ===========

___________
* Represents unrealized losses on securities available for sale.

                                                   Due (to)
                                                     from       Shareholders'   Comprehensive
                                                   Officers         Equity          Income
                                                 -----------    -------------   -------------
(amounts in thousands except share amounts)

Balance, January 1, 1996 ....................    $    (5,185)    $   194,274
Net Income ..................................             --          61,364     $    61,364
Net proceeds from issuance of common shares .             --          73,060              --
Dividends paid ($1.22 per share) ............             --         (59,558)             --
Common shares issued under
   employees' share plans ...................             --           6,657              --
Change in unrealized gains
   on securities available for sale .........             --             364             364
Forgiveness of amount due from officers .....             96              96              --
                                                 -----------     -----------     -----------
Balance, December 31, 1996 ..................         (5,089)        276,257     $    61,728
                                                                                 ===========
Net income ..................................             --          61,023     $    61,023
Dividends paid on preferred shares
   ($2.37 per share) ........................             --         (15,549)             --

Net proceeds from issuance of
   preferred shares (including
   accretion of $1,918) .....................             --         277,918              --

Two-for-one common share split ..............             --              --
Net proceeds from issuance of common shares .             --         688,672              --
Shares issued in connection with
   Arbor acquisition ........................             --         102,015              --

Dividends paid on common shares
   ($1.36 per share) ........................             --         (77,461)             --

Common shares issued in
   connection with an employment
   agreement and employees' share plans .....             --             633              --

Change in unrealized gains
   on securities available for sale .........             --             158             158

Forgiveness of amount due from officers .....             96              96              --
                                                 -----------     -----------     -----------
Balance, December 31, 1997 ..................         (4,993)      1,313,762     $    61,181
                                                                                 ===========
Net Income ..................................             --         152,854     $   152,854
Dividends paid on preferred shares
   ($2.37 per share) ........................             --         (21,690)             --
Dividends paid on common shares
   ($1.64 per share) ........................             --        (131,110)             --
Net proceeds from issuance
   of common shares .........................             --         444,563              --
Common shares issued in connection
   with Mendik RELP
   properties acquisition ...................             --          29,063              --
Common shares issued under
   employees' share plan ....................             --             909              --
Conversion of units to common shares ........             --          32,780              --
Capital contribution to
   Vornado Operating Company ................             --         (23,330)             --
Accretion of issuance expenses on
   preferred shares .........................             --           2,874              --
Common shares issued in connection
   with dividend reinvestment plan ..........             --              24              --
Change in unrealized (losses)
   on securities available for sale .........             --          (5,047)         (5,047)
Appreciation of securities held
   in officer's deferred compensation trust .             --         (10,464)        (10,464)

Pension obligations .........................             --          (2,606)         (2,606)

Forgiveness of amount due
   from Officers ............................             96              96              --
                                                 -----------     -----------     -----------
Balance, December 31, 1998 ..................    $    (4,897)    $ 1,782,678     $   134,737
                                                 ===========     ===========     ===========

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                        -------------------------------------------
                                                                           1998             1997           1996
                                                                        -----------     -----------     -----------
(amounts in thousands)
Cash Flows from Operating Activities
     Net income ....................................................    $   152,854     $    61,023     $    61,364
     Adjustments to reconcile net income to net cash provided
        by operations:
        Depreciation and amortization (including debt issuance
            costs) .................................................         59,227          24,460          12,586
        Amortization of officer's deferred compensation expense ....             --          22,917           2,083
        Straight-lining of rental income ...........................        (17,561)         (7,075)         (2,676)
        Minority interest ..........................................         16,183           7,293              --
        Equity in loss (income) of Alexander's .....................          3,363          (2,188)         (1,108)
        Equity in income of partially-owned entities ...............        (32,025)         (4,658)             --
        Gain on marketable securities ..............................         (1,530)         (1,026)           (913)
        Gain from insurance settlement and condemnation ............         (9,649)             --              --
     Changes in operating assets and liabilities ...................         18,544          14,727            (633)
                                                                        -----------     -----------     -----------
Net cash provided by operating activities ..........................        189,406         115,473          70,703
                                                                        -----------     -----------     -----------
Cash Flows from Investing Activities:
     Acquisitions of real estate and other .........................       (896,800)       (887,423)             --
     Investments in partially-owned entities .......................       (308,000)
     Investments in mortgage loans receivable ......................         (6,620)        (71,663)        (17,000)
     Repayment of mortgage loans receivable ........................         57,600              --              --
     Cash restricted for tenant improvements .......................        (14,716)        (27,079)             --
     Additions to real estate ......................................        (68,085)        (23,789)        (14,822)
     Real estate deposits and other ................................         26,988         (46,152)             --
     Purchases of securities available for sale ....................        (73,513)         (8,378)             --
     Proceeds from sale or maturity of securities available for sale         25,779              --          46,734
                                                                        -----------     -----------     -----------
Net cash (used in) provided by investing activities ................     (1,257,367)     (1,064,484)         14,912
                                                                        -----------     -----------     -----------
Cash Flows from Financing Activities:
     Proceeds from borrowings ......................................      1,427,821         770,000          10,000
     Repayments on borrowings ......................................       (883,475)       (409,633)        (10,966)
     Costs of refinancing debt .....................................        (11,418)         (3,038)             --
     Proceeds from issuance of common shares .......................        445,247         688,672          73,060
     Proceeds from issuance of preferred shares ....................             --         276,000              --
     Proceeds from issuance of preferred units .....................         85,313              --              --
     Proceeds from borrowings on U.S. Treasury obligations .........             --              --          10,000
     Repayment of borrowings on U.S. Treasury obligations ..........             --          (9,636)        (44,239)
     Dividends paid on common shares ...............................       (154,440)        (77,461)        (59,558)
     Dividends paid on preferred shares ............................        (18,816)        (15,549)             --
     Distributions to minority shareholders ........................        (11,229)         (4,719)             --
     Exercise of share options .....................................            812             633           6,657
                                                                        -----------     -----------     -----------
Net cash provided by (used in) financing activities ................        879,815       1,215,269         (15,046)
                                                                        -----------     -----------     -----------
Net (decrease) increase in cash and cash equivalents ...............       (188,146)        266,258          70,569
Cash and cash equivalents at beginning of year .....................        355,954          89,696          19,127
                                                                        -----------     -----------     -----------
Cash and cash equivalents at end of year ...........................    $   167,808     $   355,954     $    89,696
                                                                        ===========     ===========     ===========
Supplemental Disclosure of Cash Flow Information:
     Cash payments for interest ....................................    $   111,089     $    38,968     $    15,695
                                                                        ===========     ===========     ===========
Non-Cash Transactions:
     Financing in connection with acquisitions .....................    $   526,000     $   403,279     $        --
     Shares issued in connection with acquisitions .................         29,000         102,015              --
     Minority interest in connection with acquisitions .............        184,000         177,000              --
     Deferred officer's compensation expense and related liability .             --              --          25,000
     Unrealized (loss) gain on securities available for sale .......         (5,047)            158             364
     Appreciation of securities held in officer's deferred
        compensation trust .........................................        (10,464)             --              --

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

      Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). In April 1997, Vornado transferred substantially all of its assets to Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). As a result, Vornado now conducts its business through, the Operating Partnership. Vornado is the sole general partner of, and owned approximately 85% of the limited partnership common interest in, the Operating Partnership at March 17, 1999. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

      The Company currently owns directly or indirectly:

Office Building Properties ("Office"):

            (i) all or portions of 21 office building properties in the New York City metropolitan area (primarily Manhattan) containing approximately 12.5 million square feet;

            (ii) a 34% limited partnership interest in Charles E. Smith Commercial Realty L.P. ("CESCR"), a limited partnership, which owns interests in and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington D.C., and manages an additional 14.6 million square feet of office and other commercial properties in the Washington, D.C. area;

Retail Properties ("Retail"):

            (iii) 59 shopping center properties in seven states and Puerto Rico containing approximately 12.2 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

Cold Storage Companies ("Cold Storage"):

            (iv) a 60% interest in partnerships that own 88 warehouse facilities nationwide with an aggregate of approximately 450 million cubic feet of refrigerated, frozen and dry storage space; (excludes 13 additional warehouses containing approximately 30 million cubic feet managed by the Cold Storage Companies - see "Spin-off of Vornado Operating Company");

Merchandise Mart Properties:

            (v) the Merchandise Mart properties containing approximately 6.7 million square feet, including the 3.4 million square foot Merchandise Mart in Chicago;

Other Real Estate Investments:

            (vi) approximately 29.3% of the outstanding common stock of Alexander's, Inc. ("Alexander's"), which has eight properties in the New York City metropolitan area;

            (vii) an 80% interest in the Hotel Pennsylvania, a New York City hotel which contains 800,000 square feet of space with 1,700 rooms and 400,000 square feet of retail and office space;

            (viii) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

            (ix) other real estate and investments.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spin-off of Vornado Operating Company

   General

      Vornado Operating Company ("Vornado Operating"), was incorporated on October 30, 1997, as a wholly owned subsidiary of the Company. In order to maintain its status as a REIT for federal income tax purposes, the Company is required to focus principally on investment in real estate assets. Accordingly, the Company is prevented from owning certain assets and conducting certain activities that would be inconsistent with its status as a REIT. Vornado Operating was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. Vornado Operating is intended to function principally as an operating company, in contrast to the Company's principal focus on investment in real estate assets. Vornado Operating is able to do so because it is taxable as a regular "C" corporation rather than a REIT.

      Vornado Operating will seek to become the operator of businesses conducted at properties it leases from the Company, as contemplated by the Intercompany Agreement between the Company and Vornado Operating (the "Intercompany Agreement"), referred to below. Vornado Operating expects to rely exclusively on the Company to identify business opportunities and currently expects that those opportunities will relate in some manner to the Company and its real estate investments rather than to unrelated businesses.

   The Distribution

      On October 16, 1998, the Operating Partnership made a distribution (the "Distribution") of one share of common stock, par value $.01 per share (the "Common Stock"), of Vornado Operating for 20 units of limited partnership interest of the Operating Partnership (including units owned by the Company) held of record as of the close of business on October 9, 1998 and Vornado Realty Trust in turn made a distribution of the Common Stock it received to the holders of its common shares of beneficial interest. While no Common Stock was distributed in respect of the Company's $3.25 Series A Convertible Preferred Shares, the Company adjusted the Conversion Price to take into account the Distribution. Vornado Operating's Common Stock is listed on the American Stock Exchange under the symbol "VOO".

   Capital Contribution and Revolving Credit Agreement.

      The Company initially capitalized Vornado Operating with an equity contribution of $25,000,000 of cash. As part of its formation, Vornado Operating was granted a $75,000,000 unsecured five-year revolving credit facility from Vornado (the "Revolving Credit Agreement"). Borrowings under the Revolving Credit Agreement bear interest at a floating rate per annum equal to LIBOR plus 3%. Commencing January 1, 1999, Vornado Operating pays the Company a commitment fee equal to 1% per annum on the average daily unused portion of the facility. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Only interest and commitment fees are payable under the Revolving Credit Agreement until it expires. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. Debt under the Revolving Credit Agreement is recourse to Vornado Operating.

   Intercompany Agreement.

      The Company and Vornado Operating have entered into the Intercompany Agreement pursuant to which, among other things, (a) the Company will under certain circumstances offer Vornado Operating an opportunity to become the lessee of certain real property owned now or in the future by the Company (under mutually satisfactory lease terms) and (b) Vornado Operating will not make any real estate investment or other REIT-Qualified Investment unless it first offers the Company the opportunity to make such investment and the Company has rejected that opportunity.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Under the Intercompany Agreement, the Company has agreed to provide Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating will compensate the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and will reimburse the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. For the period from October 16, 1998 (commencement date) to December 31, 1998, approximately $50,000 of compensation for such services was charged pursuant to the Intercompany Agreement.

      Vornado Operating and the Company each have the right to terminate the Intercompany Agreement if the other party is in material default of the Intercompany Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, the Company has the right to terminate the Intercompany Agreement upon a change in control of Vornado Operating.

   Vornado Operating's Management.

      Messrs. Roth, Fascitelli, West and Wight are directors of Vornado Operating. Mr. Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Mr. Fascitelli is also President of Vornado Operating, and certain other members of the Company's senior management hold a corresponding position with Vornado Operating.

   The Cold Storage Companies.

      On October 31, 1997, partnerships (the "Vornado/Crescent Partnerships") in which affiliates of the Company have a 60% interest and affiliates of Crescent Real Estate Equities Company have a 40% interest acquired each of Americold Corporation ("Americold") and URS Logistics, Inc. ("URS"). In June 1998, the Vornado/Crescent Partnerships acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group (Americold, URS, Freezer Services, Inc. and the Carmar Group, collectively, the "Cold Storage Companies").

      On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent for the initial lease year is projected to be approximately $151 million. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

      Disposition and Acquisition of Interest in CESCR

      On December 31, 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR, (a Delaware limited partnership that owns interests in and manages approximately 10.7 million square feet of office properties in Crystal City, Arlington, Virginia, a suburb of Washington, D.C., and manages an additional 14.6 million square feet of office and other commercial properties in the Washington, D.C. area), to Vornado Operating Company, for an aggregate purchase price of approximately $12,900,000 or $34 per unit (which is the price at which CESCR issued partnership units in October 1998 in connection with a significant "roll-up" transaction). The purchase price was funded out of Vornado Operating's working capital. After giving effect to this purchase, the Company owned approximately 9.6% of CESCR as of December 31, 1998. In connection with this purchase, the Company granted to Vornado Operating an option to require the Company to repurchase all of the CESCR units at the price at which Vornado Operating purchased the CESCR units, plus a cumulative return on such amount at a rate of 10% per annum. The option was exercised on March 4, 1999. Accordingly, the Company reacquired the CESCR units from Vornado Operating for $13,200,000.

                              VORNADO REALTY TRUST

2. Summary of Significant Accounting Policies

      Basis of Presentation: The accompanying consolidated financial statements include the accounts of Vornado Realty Trust and its majority-owned subsidiary, Vornado Realty L.P. as well as interests acquired that individually (or in the aggregate with prior interests) exceed a 50% interest and the Company exercises unilateral control. All significant intercompany amounts have been eliminated. Equity interests in partially-owned entities include partnerships, joint ventures and preferred stock affiliates (corporations in which the Company owns all of the preferred stock and none of the common equity) and are accounted for under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. Ownership of the preferred stock entitles the Company to substantially all of the economic benefits in the preferred stock affiliates. The common stock of the preferred stock affiliates is owned by Officers and Trustees of Vornado.

      Management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Real Estate: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases.

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

      Cash and Cash Equivalents: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents does not include cash restricted for tenant improvements at the Company's Two Penn Plaza office building of $25,708,000 and cash restricted in connection with an officer's deferred compensation payable of $4,823,000.

      Marketable Securities: The Company has classified debt and equity securities which it intends to hold for an indefinite period of time as securities available for sale, equity securities it intends to buy and sell on a short term basis as trading securities and its preferred stock investment in Capital Trust as securities held to maturity. Unrealized gains and losses are included in earnings for trading securities and as a component of shareholder's equity and other comprehensive income for securities available for sale. Realized gains or losses on the sale of securities are recorded based on average cost.

      At December 31, 1998 and 1997, marketable securities had an aggregate cost of $83,043,000 and $34,950,000 and an aggregate market value of $77,156,000 and $34,469,000 (of which $6,826,000 and $7,583,000 represents trading securities). The securities held to maturity of $48,530,000 are reported at amortized cost. Gross unrealized gains and losses were $513,000 and $6,400,000 at December 31, 1998 and $1,583,000 and $2,064,000 at December 31, 1997.

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

                              VORNADO REALTY TRUST

      Officers Compensation Payable: In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested" (EITF 97-14). EITF 97-14 applies to the Company's accounting treatment of the Officers Compensation Payable as reflected in the balance sheet. The transition guidance of EITF 97-14 required the Company to record a charge to equity of $10,464,000 which represents the appreciation in the value of the stock from the date the trust was established (at which time the price of the stock was $21.75 per share) to September 30, 1998 (at which time the price of the stock was $33.13 per share). In subsequent periods, appreciation in the stock's price above $33.13 will be recognized as compensation expense and if the price fluctuates between $33.13 and $21.75, equity would be adjusted. For the quarter ended December 31, 1998, approximately $340,000 was recognized as compensation expense as the price per share at December 31, 1998 was $33.50.

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

      Income Taxes: The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required. Dividend distributions for the year ended December 31, 1998, were characterized for Federal income tax purposes as ordinary income (81%), return of capital (17%) and capital gain (2%). The distributions for the tax years ended December 31, 1997 and 1996 were characterized for Federal income tax purposes as ordinary income.

      The net basis of the Company's assets and liabilities for tax purposes is approximately $920,000,000 lower than the amount reported for financial statement purposes.

      Amounts Per Share: Basic earnings per share is computed based on average shares outstanding. Diluted earnings per share considers the effect of options, warrants and convertible securities. All share and per share information has also been adjusted for a 2-for-1 stock split in October 1997.

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

                              VORNADO REALTY TRUST

3. Acquisitions

      The Company completed approximately $2.4 billion of real estate acquisitions or investments from January 1, 1998 through March, 1999 and $2.0 billion in 1997. These acquisitions were consummated through subsidiaries or preferred stock affiliates of the Company and were recorded under the purchase method of accounting. Related net assets and results of operations have been included in these financial statements since their respective dates of acquisition. The respective purchase costs were allocated to acquired assets and assumed liabilities using their relative fair values as of the closing dates, based on valuations and other studies certain of which are not yet complete. Accordingly, the initial valuations are subject to change as such information is finalized. The Company believes that any such change will not be significant since the allocations were principally to real estate. The following are the details of the acquisitions or investments by segment:

Office:

   Mendik Transaction

      In April 1997, Vornado consummated the acquisition of interests in all or a portion of seven Manhattan office buildings and the management company held by Bernard H. Mendik, David R. Greenbaum and certain entities controlled by them (the "Mendik Group") and certain of their affiliates, which is operated as the Mendik Division. The properties acquired include (i) four wholly owned properties: Two Penn Plaza, Eleven Penn Plaza, 1740 Broadway and 866 U.N. Plaza and (ii) three partially owned properties: Two Park Avenue (40% interest), 330 Madison Avenue (24.8% interest) and 570 Lexington Avenue (5.6% interest). The consideration for the transaction was approximately $656,000,000, including $264,000,000 in cash, $177,000,000 in the limited partnership units of the Operating Partnership ("Minority Interests") and $215,000,000 in indebtedness.

   90 Park Avenue

      In May 1997, the Company acquired a mortgage loan from a consortium of banks collateralized by an office building located at 90 Park Avenue, Manhattan, New York. On August 21, 1997, the Company entered into an agreement with the owners of 90 Park Avenue pursuant to which the Company restructured the mortgage, took title to the land and obtained a 43-year lease on the building under which the Company manages the building and receives the building's cash flow. As part of the restructuring, the amount of the debt was adjusted from the face value of $193,000,000 to the May 1997 acquisition cost of $185,000,000, the maturity date of the debt was extended to August 31, 2022 and the interest rate was set at 7.5%. The Company purchased the land from the borrower for $8,000,000, which was further applied to reduce the debt to $177,000,000. This investment is classified as real estate.

   20 Broad Street

      In September 1997, the Company purchased, at a discount, a mortgage on an office building at 20 Broad Street in Manhattan, New York for $27,000,000. The mortgage, which was in default, yielded approximately 12%. In August 1998, the Company acquired the Mendik Group's 60% interest in the leasehold for approximately $600,000 of Operating Partnership Units. In a related transaction, the Company sold a 40% interest in the mortgage to the other unrelated owner of the property for $10,800,000. The purchase from the Mendik Group includes a provision for a future earn-out, capped at $4,400,000 in additional units, based on leasing activity through December 31, 2004.

   Charles E. Smith Commercial Realty Investment ("CESCR")

      In October 1997, the Company acquired a 15% limited partnership interest in CESCR for $60,000,000. CESCR owns interests in and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington, D.C. and manages an additional 14.6 million square feet of office and other commercial properties in the Washington, D.C. area. In October 1998, CESCR issued partnership units in connection with a significant roll-up transaction reducing the Company's limited partnership interest to 11.3%.

                              VORNADO REALTY TRUST

      On December 31, 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR to Vornado Operating for an aggregate price of approximately $12,900,000. In connection with this purchase, the Company granted Vornado Operating an option to require the Company to repurchase the units. The option was exercised on March 4, 1999. Accordingly, the Company reacquired the CESCR units from Vornado Operating for $13,200,000.

      On March 4, 1999 the Company made an additional $242,000,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc, ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., immediately prior to the contribution to CESCR. Together with the Company's investment in CESCR made in 1997 and the units it reacquired from Vornado Operating Company, Vornado now owns approximately 34% of CESCR's limited partnership units. In addition, the Company acquired from CAPI for $8,000,000 the land under a Marriott Hotel located in Crystal City.

      The purchase price was paid to CAPI by Vornado issuing $250,000,000 of 6% Convertible Preferred Units of the Company's operating partnership. The Preferred Units are convertible at $44 per unit and the coupon increases to 6.50% over the next three years and then fixes at 6.75% in year eight. The Company will appoint one of three members to CESCR's Board of Managers, increasing under certain circumstances to two of four members in March 2002.

      In connection with these transactions, the Company agreed to make a five-year $41,000,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately $55,000,000 of the Company's units issued to CAPI as well as certain real estate assets.

   640 Fifth Avenue

      In December 1997, the Company acquired 640 Fifth Avenue, a Manhattan office building located at the corner of 51st Street, for approximately $64,000,000.

   Westport Corporate Office Park

      In January 1998, the Company acquired the Westport Corporate Office Park from a limited partnership that included members of the Mendik Group. The purchase price was approximately $14,000,000 consisting of $6,000,000 of cash and an $8,000,000 mortgage loan for the two buildings.

   One Penn Plaza

      In February 1998, the Company acquired a long-term leasehold interest in One Penn Plaza, a Manhattan office building for approximately $410,000,000.

   150 East 58th Street

      In March 1998, the Company acquired 150 East 58th Street (the "Architects and Design Center"), a Manhattan office building, for approximately $118,000,000.

   570 Lexington Avenue - additional investment

      In April 1998, the Company increased its interest from 5.6% to approximately 50% in 570 Lexington Avenue, an office building located in midtown Manhattan. The Company purchased the additional interest for approximately $37,200,000, including $4,900,000 of existing debt.

                              VORNADO REALTY TRUST

   888 Seventh Avenue and 40 Fulton Street

      In June, 1998, the Company entered into an agreement to acquire the leasehold interest in 888 Seventh Avenue, a 46 story office building located in midtown Manhattan, and simultaneously acquired 40 Fulton Street, a 29 story office building located in downtown Manhattan. The aggregate consideration for both buildings is approximately $154,500,000. The acquisition of 888 Seventh Avenue was completed in January 1999.

   770 Broadway

      In July 1998, the Company acquired 770 Broadway, a Manhattan office building, for approximately $149,000,000, including $18,000,000 of Operating Partnership Units.

   689 Fifth Avenue

      In August 1998, the Company acquired 689 Fifth Avenue, a 84,000 square foot Manhattan specialty building for approximately $33,000,000 from a partnership that included Bernard H. Mendik, a former trustee of the Company.

   Mendik Real Estate Limited Partnership Properties

      In November 1998, the Company completed the acquisition of certain properties from the Mendik Real Estate Limited Partnership ("Mendik RELP"). The acquired real estate assets include (i) a leasehold interest in the Saxon Woods Corporate Center located at 550/600 Mamaroneck Avenue, in Harrison, New York,
(ii) the remaining 60% interest in an office building located at Two Park Avenue, in Manhattan (the Company already owned 40%) and (iii) a leasehold interest in an office building located at 330 West 34th Street, also in Manhattan. The aggregate purchase price of approximately $106,000,000, consists of $31,000,000 of cash, $29,000,000 of the Company's common shares and $46,000,000 of debt.

Retail:

   Montehiedra Town Center

      In April 1997, the Company acquired The Montehiedra Town Center ("Montehiedra"), a shopping center, located in San Juan, Puerto Rico, for approximately $74,000,000, of which $63,000,000 was newly issued ten-year indebtedness.

   Arbor Property Trust

      In December 1997, the Company acquired Arbor Property Trust ("Arbor") for approximately 2,936,000 common shares of beneficial interest of Vornado and 39,400 Series A Convertible Preferred Shares of Vornado. The approximate value of the transaction was $225,000,000, subject to property level debt of $125,000,000. Arbor was a single property real estate investment trust which owned the Green Acres Mall, a super-regional enclosed shopping mall complex situated in Nassau County, Long Island, New York, approximately one-mile east of the borough of Queens, New York.

Las Catalinas Mall

      In October 1998, the Company completed the acquisition of Kmart Corporation's ("Kmart") 50% interest in the Las Catalinas Mall located in Caguas, Puerto Rico (adjacent to San Juan). In addition, the Company acquired 75% and the Company's partner in the Mall acquired 25% of Kmart's anchor store. The Company's purchase price of $38,000,000 was fully financed with 15 year debt.

                              VORNADO REALTY TRUST

Cold Storage

      In October 1997, two partnerships in which preferred stock affiliates of the Company have 60% interests and affiliates of Crescent Real Estate Equities Company have 40% interests acquired Americold Corporation ("Americold") and URS Logistics, Inc. ("URS") from affiliates of Kelso & Company, Inc. and other owners. Americold and URS are cold storage and logistics warehouse companies. The consideration for these transactions totaled approximately $1,000,000,000, including $628,000,000 of indebtedness. The Company's share of the purchase price was approximately $600,000,000.

      In June 1998, a partnership in which Vornado owns a 60% interest through a preferred stock affiliate acquired the assets of Freezer Services, Inc., consisting of nine cold storage warehouses in the central United States for approximately $133,000,000, including $107,000,000 in cash and $26,000,000 in indebtedness. The Company's share of this investment was $80,000,000. Additionally, in July 1998, the Carmar Group cold storage warehouse business was acquired for approximately $158,000,000, including $144,000,000 in cash and $14,000,000 in indebtedness. The Company's share of this investment was $95,000,000. Carmar owns and operates five cold storage distribution warehouses in the midwest and southeast United States. See "Subsequent Events".

Merchandise Mart Properties:

   The Merchandise Mart Properties

      In April 1998, the Company acquired a real estate portfolio from the Kennedy Family for approximately $630,000,000, consisting of $187,000,000 in cash, $116,000,000 in Operating Partnership Units, $77,000,000 in existing debt and $250,000,000 of newly issued debt. The acquired real estate assets consist of a portfolio of properties used for office, retail and trade showroom space which aggregate approximately 5.4 million square feet and include the Merchandise Mart in Chicago. The transaction also included the acquisition of Merchandise Mart Properties, Inc., which manages the properties and owns and operates trade shows.

   Market Square Complex

      In December 1998, Vornado completed the acquisition of the 1.07 million square foot Market Square Complex of showrooms in High Point, North Carolina. The consideration was approximately $97,000,000 consisting of $46,000,000 in debt, $44,000,000 in Operating Partnership Units and 6.5% Preferred Operating Partnership Units convertible at $43.74 per unit and $7,000,000 of cash. The acquired real estate assets include the Market Square, Hamilton Market and Furniture Plaza showroom buildings and the High Point Holiday Inn hotel.

      In a second transaction, the Company acquired the 243,000 square foot National Furniture Mart, which is adjacent to the forementioned properties, in High Point. The price was approximately $17,700,000 consisting of $3,800,000 in cash and $13,900,000 in debt.

Other Real Estate Investments:

   Riese Transaction

      In June 1997, the Company acquired four properties for approximately $26,000,000. The properties were previously owned by affiliates of the Riese Organization. These properties are located in midtown Manhattan. The Company also made a $41,000,000 mortgage loan to Riese affiliates cross-collateralized by ten other Manhattan properties. The mortgage loan which had a five-year term and an initial interest rate of 9.75% increasing annually, was repaid in May 1998.

                              VORNADO REALTY TRUST

   Hotel Pennsylvania

      In September 1997, the Company acquired a 40% interest in the Hotel Pennsylvania, which is located on Seventh Avenue opposite Madison Square Garden in Manhattan, New York. The property was acquired in a joint venture with Hotel Properties Limited and Planet Hollywood International, Inc. from a group of partnerships. Under the joint venture agreement, Hotel Properties Limited and Planet Hollywood International, Inc. had 40% and 20% interests, respectively. The joint venture acquired the hotel for approximately $159,000,000, of which $120,000,000 was newly issued five-year financing. The Company's share of the purchase price was approximately $64,000,000. In May 1998, the Company acquired an additional 40% interest in the Hotel Pennsylvania increasing its ownership to 80%. The Company purchased the additional 40% interest from Hotel Properties Limited (one of its joint venture partners) for approximately $70,000,000, including $48,000,000 of existing debt. The Company manages the property's retail and office space, and manages the hotel with Hotel Properties Limited.

   Newkirk Joint Ventures

      In July and September 1998, the Company invested an aggregate of $56,000,000 for a 30% share in joint ventures with affiliates of Apollo Real Estate Investment Fund III, L.P., collectively Newkirk Joint Ventures ("Newkirk"). Newkirk owns various equity and debt interests relating to 120 limited partnerships which own real estate primarily net leased to credit rated tenants. The Company has issued letters of credit of $15,600,000 in connection with these joint ventures.

      In March 1999, the Company and its joint venture partner completed an acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

   YMCA Development

      In September 1997, the Company and its joint venture partner entered into an agreement with the YMCA to develop a property now occupied by the YMCA. The property overlooks Central Park and is located between West 63rd and 64th Streets in Manhattan, New York. The transaction closed in February 1999.

      Pursuant to the agreement, the joint venture entity, of which the Company owns 80%, will develop a 40 story mixed-use complex. The YMCA will own and use approximately 94,000 square feet of the new building and the joint venture intends to sell the remaining 119,000 square foot portion of the building as residential condominiums. The project is expected to cost approximately $96,000,000 which will be funded by the Company and is expected to be completed in 2001.

      To date, the Company has expended approximately $6,400,000 in connection with this transaction, and has provided the YMCA with letters of credit totalling $7,750,000.

      The Company will receive a preferential return on its funds invested and the return of its funds invested prior to the other joint venture partner receiving any distribution.

                              VORNADO REALTY TRUST

   Pro Forma Information

The unaudited pro forma information set forth below presents (i) the condensed consolidated operating results for the Company for the years ended December 31, 1998 and 1997 as if (a) the acquisitions described above and the financings attributable thereto had occurred on January 1, 1997 and (ii) the condensed consolidated pro forma balance sheet data of the Company as of December 31, 1998, as if the acquisitions and financings subsequent to December 31, 1998 (See "Subsequent Events") had occurred on December 31, 1998.

   Condensed Pro Forma Consolidated Operating Results (unaudited)

                                                           Pro Forma Year Ended December 31,
                                                           ---------------------------------
                                                             1998                    1997
                                                           ---------               ---------
      (amounts in thousands except per share amounts)

      Revenues ......................................      $ 643,700               $ 602,900
                                                           =========               =========
      Net income ....................................      $ 172,400               $ 148,700
      Preferred stock dividends .....................        (21,700)                (20,700)
                                                           ---------               ---------
      Net income applicable to common shares ........      $ 150,700               $ 128,000
                                                           =========               =========
      Net income per common share-basic .............      $    1.77               $    1.50
                                                           =========               =========
      Net income per common share-diluted ...........      $    1.73               $    1.47
                                                           =========               =========

  Pro Forma revenues and net income applicable to common shares after giving effect only to the acquisitions and financings completed prior to December 31, 1998 were $611,965 and $125,381 for the year ended December 31, 1998 and $574,602 and $105,251 for the year ended December 31, 1997. The pro forma results for the year ended December 31, 1997, include non-recurring lease cancellation income of $14,350,000, partially offset by related expenses of $2,775,000.

   Condensed Pro Forma Consolidated Balance Sheet Data (Unaudited)

      (amounts in thousands):
                                                                    December 31,
                                                                        1998
                                                                     ----------
      Total assets ............................................      $4,775,800
                                                                     ==========
      Total liabilities .......................................      $2,309,800
      Minority interest .......................................         683,300
      Total shareholders' equity ..............................       1,782,700
                                                                     ----------
      Total liabilities and shareholders' equity ..............      $4,775,800
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

Balance Sheet Data:

                                    Company's Investment         Total Assets              Total Debt             Total Equity
                                   --------------------    ------------------------    --------------------    --------------------
                                     1998        1997         1998          1997         1998       1997        1998         1997
                                   --------    --------    ----------    ----------    --------    --------    --------    --------
(amounts in thousands)

Investments:
Cold Storage
  Companies .....................  $459,172    $243,846    $1,743,212    $1,481,405    $642,714    $638,047    $737,344    $404,227
                                                           ==========    ==========    ========    ========    ========    ========

Alexander's .....................   104,038     108,752    $  317,043    $  235,074    $277,113    $208,087    $  6,974    $ 13,029
                                                           ==========    ==========    ========    ========    ========    ========

Charles E. Smith
  Commercial
  Realty L.P. ...................    49,151      60,437
Hotel Pennsylvania ..............    47,813      20,152
Newkirk Joint
     Ventures ...................    58,665          --

Mendik Partially-
  Owned Office
  Buildings .....................    59,902      37,209
Vornado Management Corp.,
  Mendik Management
  Company, Merchandise Mart
  Properties, Inc. and other ....    49,099      12,391
                                   --------    --------
                                   $827,840    $482,787
                                   ========    ========

                              VORNADO REALTY TRUST

Below is a summary of the debt of partially owned entities as of December 31, 1998, none of which is guaranteed by the Company.

                                                                                                  Amount of
                                                                                               Partially-Owned
                                                                                                 Entities Debt
(dollars in thousands)
Cold Storage (60% owned by Vornado):
  Mortgage notes payable collateralized by 58 Cold Storage warehouses, due in 2008, requires amortization based on a 25 year term with interest at 6.89% (prepayable after May 2000 with yield maintenance).........................................................  545,273
  Other notes and mortgages payable................................................................   97,441

Alexander's (29.3% owned by Vornado):
  Term loan secured by all of Alexander's assets except for the Kings Plaza Regional
    Shopping Center, due in 2000 with interest at a blended rate of  12.00%.  The portion financed by Vornado ($45,000) bears interest at 14.18% (prepayable without penalty)............  65,000
  Kings Plaza Regional Shopping Center mortgage payable, due in 2001,with interest at LIBOR plus 1.25% (6.53% at December 31, 1998) (prepayable without penalty)...........................  90,000
  Construction loan payable collateralized by Rego Park, due in 1999, with interest at
    LIBOR plus 1.00% (6.03% at December 31, 1998) (prepayable without penalty).....................  75,000
  Other notes and mortgages payable................................................................  47,113
Charles E. Smith Commercial Realty L.P. (9.6% owned by Vornado (1)):
  26 mortgages payable due from 1999 through 2015, with interest from 2.25% to 9.89% at
    December 31, 1998 (2 are prepayable without penalty, 2 are prepayable with a 1% penalty and 22 are prepayable with yield maintenance).................................................  786,413

  6 mortgages payable (partially owned properties) ..due from 1999 through 2013, with interest from 6.51% to 10.00% at December 31, 1998 (1 is prepayable without penalty and 5 are prepayable with yield maintenance) (2)...............................  156,463
  Unsecured line of credit due in 1999, with interest
    at 6.77% at December 31, 1998 (prepayable without penalty).....................................   26,000

Hotel Pennsylvania (80% owned by Vornado):
  Mortgage payable, due in 2002, with interest at LIBOR plus 1.60%
  (6.82% at December 31, 1998) (prepayable without penalty)........................................  120,000

Mendik Partially Owned Office Buildings:
  330 Madison Avenue (25% owned by Vornado) mortgage ..note payable, due in 2008,
    with interest at 6.52%  (prepayable after May 2000 with yield maintenance).....................   60,000
  Other notes and mortgages payable (49.9% owned by Vornado).......................................   34,425
Las Catalinas Mall mortgage notes payable, due in 2013 with interest at 6.97%
  (50% owned by Vornado) (prepayable after December 2002 with yield maintenance)...................   70,941

(1)   On March 4, 1999, the Company increased its ownership interest to 34%.
(2) As of March 4, 1999, CESCR's interest in these properties increased to approximately 100% and accordingly, CESCR's proportionate share of the applicable debt increased from $156,463 to $316,023.

                              VORNADO REALTY TRUST

Income Statement Data:

                                        Company's Income
                                 from Partially Owned Entities                Total Revenues                  Net Income (loss)
                               ------------------------------    -------------------------------   --------------------------------
                                 1998       1997       1996        1998        1997       1996       1998         1997       1996
                               --------   --------   --------    --------    --------   --------   --------     --------   --------
(amounts in thousands)
Income Applicable to
  Alexander's ...............  $  3,123   $  7,873   $  7,956    $ 51,663    $ 25,369   $ 21,833   $ (6,055)*   $  7,466*  $ 24,699*
                               ========   ========   ========    ========    ========   ========   ========     ========   ========

Income from Other Partially-
  Owned Investments:
Cold Storage Companies ......  $ 15,191   $  1,720   $     --    $567,867    $ 78,699   $     --   $ 16,988     $     90   $     --
                                                                 ========    ========   ========   ========     ========   ========

Hotel Pennsylvania ..........     3,678      1,055         --

Newkirk Joint Ventures ......     2,712         --         --

Charles E. Smith Commercial
  Realty L.P. ...............     4,754         85         --
Mendik Partially-Owned Office
  Buildings .................     3,276        424         --

Vornado Management
  Corp., Mendik Management
  Company, Merchandise Mart
  Properties, Inc. and other      2,414      1,374      1,855
                               --------   --------   --------
                               $ 32,025   $  4,658   $  1,855
                               ========   ========   ========

----------
* 1998 net loss includes the write-off of the carrying value of the Lexington Avenue buildings of $15,096. 1997 net income includes income from the condemnation of a portion of a property of $8,914. 1996 income includes income from discontinued operations of $11,602 and a non-recurring gain of $14,372.

   Alexander's

      The Company owns 29.3% of the outstanding shares of common stock of Alexander's. In March 1995, the Company lent Alexander's $45,000,000. The loan, which was originally scheduled to mature in March 1998, has been renewed for two additional one year periods and currently matures in March 2000. The interest rate was reset in March 1999 from 13.87% per annum to 14.18% per annum.

      The investment in and loans and advances to Alexander's are comprised of:

                                                                              December 31,
                                                                     -----------------------------
                                                                         1998             1997
                                                                     ------------     ------------
(amounts in thousands)

Common stock, net of $2,196,000 and $1,596,000 of accumulated
  depreciation of buildings.....................................     $     53,157     $     54,931
Loan receivable.................................................           45,000           45,000
Deferred loan origination income................................               --              (83)
Leasing fees and other receivables..............................            5,441            6,576
Equity in income................................................              222            1,894
Deferred expenses...............................................              218              434
                                                                     ------------     ------------
                                                                     $    104,038     $    108,752
                                                                     ============     ============

                              VORNADO REALTY TRUST

Income applicable to Alexander's is comprised of :

      (amounts in thousands)                      Year Ended December 31,
                                             ---------------------------------
                                               1998          1997        1996
                                             -------       -------     -------
      Interest income ..................     $ 5,395       $ 6,293     $ 6,848
      Equity in (loss) income ..........      (2,272)        1,580       1,108
                                             -------       -------     -------
                                             $ 3,123       $ 7,873     $ 7,956
                                             =======       =======     =======

      Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. The annual management fee payable to the Company by Alexander's is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Mall, plus (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum.

      The leasing agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term. Subject to the payment of rents by Alexander's tenants, the Company is due $5,145,000 at December 31, 1998. Such amount is receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later.

      As of December 31, 1998, Interstate Properties owned approximately 15.2% of the common shares of beneficial interest of the Company and 27.1% of Alexander's common stock. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander's, Messrs. Mandelbaum and Wight are trustees of the Company and are also directors of Alexander's.

   Cold Storage

      Investment represented a 60% interest in partnerships held by preferred stock affiliates. Income recognized from the Cold Storage Companies is comprised of:

      (amounts in thousands)                             Year Ended December 31,
                                                         -----------------------
                                                            1998          1997*
                                                          -------       -------
      60% share of equity in
        net income .................................      $10,249       $ 1,000
      Management fee (40% of
        1% per annum of the
        Total Combined Assets
        (as defined)) ..............................        4,942           720
                                                          -------       -------
                                                          $15,191       $ 1,720
                                                          =======       =======

      *     Period from November 1, 1997 (date of acquisition) to December 31,
            1997.

      See "Subsequent Events".

                              VORNADO REALTY TRUST

   Mendik Partially-Owned Office Buildings

      These investments represented the Company's interests in the partially-owned properties included in the Mendik Transaction: Two Park Avenue (40% interest), 330 Madison Avenue (24.8% interest) and 570 Lexington Avenue (5.6% interest).

      In April 1998, the Company increased its interest in 570 Lexington Avenue to approximately 50%. Income for the year ended December 31, 1998 is comprised of equity in net income of 570 Lexington at 5.6% until the additional investment was made in April 1998, at which time equity in net income was recorded at approximately 50%. In November 1998, the Company acquired the remaining 60% interest in Two Park Avenue. Income for the year ended December 31, 1998 is comprised of equity in net income of Two Park Avenue until November, 1998 at which time, the property was accounted for on a consolidated basis for the remainder of 1998.

   Vornado Management Corp., Mendik Management Company and Merchandise Mart Properties Inc.

      These investments represent non-voting interest in preferred stock affiliates. Income is comprised of equity in the net income of these preferred stock affiliates.

                              VORNADO REALTY TRUST

5. Debt

      Following is a summary of the Company's debt:

                                                                                                      December 31,
                                                                                               --------------------------
      (amounts in thousands)                                                                      1998            1997
                                                                                               ----------      ----------
      Notes and Mortgage Payable:
        Fixed Interest:
          Mortgage payable cross collateralized by an aggregate of 44 shopping centers and warehouse/industrial properties, due in 2000 with
            interest at 6.36% (prepayable with yield maintenance) .......................      $  227,000      $  227,000
          Eleven Penn Plaza mortgage payable, due in 2007, requires amortization based on a 25 year term with interest at 8.39% (prepayable after 2003
            with yield maintenance) .....................................................          53,901          54,612
          866 UN Plaza mortgage payable, due in 2004, with interest at 7.79%
            (prepayable without penalty) ................................................          33,000          33,000
          Monteheidra Town Center mortgage pass-through certificates, due in
            2007 ($52,014) and 2009 ($10,167), requires amortization based on 30 year term with interest at 8.23% (prepayable after August 1999 with
            yield maintenance) ..........................................................          62,181          62,698
          Washington Office Center mortgage payable, due in 2004, requires amortization based on a 25 year term with interest at 6.80%
            (prepayable with yield maintenance) .........................................          50,878              --
          Green Acres Mall and Plaza mortgage payable, due in 2008, requires amortization based on a 30 year term with interest at 6.75%
            (prepayable after May 2000 with yield maintenance) ..........................         158,575              --
          Other mortgages payable .......................................................          38,688          11,344
                                                                                               ----------      ----------

                                                                                                  624,223         388,654
        Variable Interest:
          Two Penn Plaza mortgage payable, due in 2005, interest at LIBOR plus
            .63% (6.22% at December 31, 1998) (prepayable without penalty) ..............          80,000          80,000
          Green Acres Mall and Plaza, collateralized notes, due on August 19,
            1998, interest at LIBOR plus .78% (6.40% at
            December 31, 1997) ..........................................................              --         118,000
          Merchandise Mart mortgage payable, due in September 1999, interest at
            LIBOR plus 1.35% (6.90% at December 31, 1998) (prepayable
            without penalty) ............................................................         250,000              --
          Washington Design Center mortgage payable, due in 2000, requires amortization based on a 25 year term with interest at LIBOR plus
            1.35% (6.90% at December 31, 1998) (prepayable without penalty) .............          24,225              --
          Two Park Avenue mortgage payable, due in 2000, interest at LIBOR plus
            1.50% (6.74% at December 31, 1998) (prepayable without penalty) .............          65,000              --
          One Penn Plaza mortgage payable, due in 2002, interest at LIBOR plus
            1.25% (6.35% at December 31, 1998) (prepayable after June 1999 without
            penalty) ....................................................................         275,000              --
          Eight individual notes or mortgages payable collateralized by the Market Square
            Complex with maturity dates ranging from 1999 through 2003 and interest rates ranging from 7.25% to 8.25% at
            December 31, 1998 ...........................................................          45,302              --
                                                                                               ----------      ----------

            Total notes and mortgages payable ...........................................       1,363,750         586,654
      Unsecured revolving credit facility, interest at LIBOR plus .89% (6.44% at
        December 31, 1998) (prepayable without penalty) .................................         687,250         370,000
                                                                                               ----------      ----------

               Total Debt ...............................................................      $2,051,000      $  956,654
                                                                                               ==========      ==========

                              VORNADO REALTY TRUST

      The net carrying value of properties collateralizing the notes and mortgages amounted to $2,114,246,000 at December 31, 1998. As at December 31, 1998, the maturities for the next five years and thereafter are as follows:

      (in thousands)

      Year Ending December 31,                                          Amount
      ------------------------                                          ------
      1999 ....................................................      $  268,232
      2000 ....................................................       1,010,014
      2001 ....................................................          14,341
      2002 ....................................................         275,840
      2003 ....................................................          29,094
      Thereafter...............................................         453,479

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

      In June 1998, the Company completed a $275,000,000 refinancing of its One Penn Plaza office building and borrowed $170,000,000 pursuant thereto. In the third quarter of 1998, the Company borrowed the remaining $105,000,000. the debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25% (currently 6.35%). This debt replaced the $93,192,000 bridge-mortgage loan financing put in place when the property was acquired. The Company entered into an interest rate cap agreement to reduce the impact of changes in interest rates on this loan. The agreement caps the Company's interest rate in the event that LIBOR increases above 8.5% through January 20, 2000 and 9% thereafter, until the termination date of the cap agreement on July 30, 2001. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate cap agreement. However, the Company does not anticipate nonperformance by the counterparty. The fair value of the interest rate cap agreement at December 31, 1998 approximates its cost.

      In February 1999, the Company completed a $165,000,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000,000 debt on the property. The new 5-year debt matures in February 2004 and bears interest at 7.08%.

6. Shareholders' Equity

      In April 1998, the Company completed the sale of 10,000,000 common shares of beneficial interest, par value $.04 per share pursuant to an effective registration statement with net proceeds to the Company of approximately $401,000,000. On April 29, 1998, the Company sold 1,132,420 common shares to a unit investment trust, which were valued for the purpose of the trust at $41.06 per share, resulting in net proceeds of approximately $44,000,000.

      In connection with the acquisition of the Mendik RELP properties in November 1998, the Company issued 842,200 common shares with an approximate value of $29,063,000.

      During the year ended December 31, 1998, certain Operating Partnership limited partners converted their units into approximately 894,000 common shares. The value of these shares were approximately $32,780,000.

                              VORNADO REALTY TRUST

      In September 1998, the Company implemented a dividend reinvestment plan which provides holders of record of common shares and the limited partners of the Operating Partnership the opportunity to automatically reinvest all or a portion of their cash distributions received on common shares and units of the Operating Partnership into common shares. During the year ended December 31, 1998, 706 shares were issued and proceeds of approximately $24,000 were received from dividend reinvestment.

      In April 1997, Vornado completed its public offering of 5,750,000 Series A Convertible Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share. The preferred shares bear a coupon of 6 1/2% and are convertible into common shares at $36.11 per share. The offering, net of expenses, generated approximately $276,000,000 which was used to fund the cash portion of the Mendik Transaction. In connection with the acquisition of Arbor in December 1997, the Company issued approximately 2,936,000 common shares and 39,400 Series A Convertible Preferred Shares of Beneficial Interest. The approximate value of the shares issued at the time of the acquisition was $102,000,000. Dividends on the preferred shares in 1998 and 1997 were approximately $21,690,000 and $15,549,000 (including accretion of expenses in connection with the offering of $2,874,000 and $1,918,000).

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

7. Employees' Share Option Plan

      Under the Omnibus Share Plan (the "Plan"), various officers and employees have been granted incentive share options and non-qualified options to purchase common shares. Options granted are at prices equal to 100% of the market price of the Company's shares at the date of grant, 1,055,066 shares vest on a graduated basis, becoming fully vested 27 months after grant, 3,500,000 shares (granted in connection with Mr. Fascitelli's employment agreement) vest on a graduated basis becoming fully vested 60 months after grant and 4,169,250 shares vest on a graduated basis, becoming fully vested 36 months after grant. All options expire ten years after grant.

      The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 1998.

                              VORNADO REALTY TRUST

      If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below, for the years ended December 31, 1998, 1997 and 1996:

                                                                               December 31,
                                                             --------------------------------------------
                                                                 1998             1997            1996
                                                             -----------      -----------     -----------
      (amounts in thousands, except share amounts)

      Net income applicable to common shares:
        As reported ...................................      $   131,164      $    45,474     $    61,364
        Pro-forma .....................................          117,938           38,416          60,613
      Net income per share applicable to common shares:
        Basic:
          As reported .................................      $      1.62      $       .83     $      1.26
          Pro-forma ...................................             1.46              .70            1.24
        Diluted:
          As reported .................................             1.59              .79            1.25
          Pro forma ...................................             1.43              .67            1.23

      The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 1998, 1997 and 1996.

                                                        December 31,
                                              ---------------------------------
                                               1998         1997         1996
                                              -------      -------      -------
      Expected volatility ..............          19%          25%          26%
      Expected life ....................      5 years      5 years      5 years
      Risk-free interest rate...........         4.6%         6.4%         5.6%
      Expected dividend yield...........         5.3%         3.4%         5.1%

      A summary of the Plan's status, and changes during the years then ended, is presented below:

                                                    December 31, 1998             December 31, 1997            December 31, 1996
                                                 ---------------------         ---------------------         ---------------------
                                                              Weighted-                     Weighted-                     Weighted-
                                                               Average                       Average                       Average
                                                              Exercise                      Exercise                      Exercise
                                                   Shares       Price            Shares       Price            Shares       Price
                                                 ----------  ---------         ----------   --------         ----------   --------
      Outstanding at January 1 .............      5,529,917    $ 24.43          4,139,386    $ 22.51          1,079,880    $12.27
      Granted ..............................      3,436,250      44.99          1,521,500      29.99          3,741,500     23.14
      Exercised ............................        (41,851)     21.95            (33,969)     18.69           (681,994)     9.75
      Cancelled ............................       (200,000)     32.93            (97,000)     31.25                 --        --
                                                 ----------                    ----------                    ----------
      Outstanding at December 31 ...........      8,724,316    $ 32.35          5,529,917    $ 24.43          4,139,386    $22.51
                                                 ==========                    ==========                    ==========
      Options exercisable at December 31 ...      2,703,407                     1,327,418                       420,770
                                                 ==========                    ==========                    ==========
      Weighted-average fair value of options
        granted during the year ended
        December 31 (per option) ...........     $     5.33                    $     7.87                    $     4.75
                                                 ==========                    ==========                    ==========

                              VORNADO REALTY TRUST

      The following table summarizes information about options outstanding under the Plan at December 31, 1998:

                                       Options Outstanding                             Options Exercisable
                      -------------------------------------------------------   -----------------------------------
                         Number
                      Outstanding         Weighted-Average                           Number
    Range of          December 31,           Remaining       Weighted-Average    Exercisable at    Weighted-Average
 Exercise Price           1998            Contractual Life    Exercise Price    December 31, 1998   Exercise Price
---------------       -------------       ----------------   ----------------   -----------------  ----------------
    $6 to $12               52,868            4.0 Years            $11                52,868             $11
   $17 to $19              536,769            6.1 Years             18               536,769              18
          $23            3,500,000            7.9 Years             23             1,400,000              23
          $26              289,929            8.1 Years             26               214,920              26
          $30              764,800            8.2 Years             30               309,400              30
   $32 to $36              195,500            8.5 Years             34                87,750              34
   $38 to $40              241,500            9.4 Years             39                    --              --
   $41 to $44              132,700            9.2 Years             43                 1,700              41
          $45            2,745,250            9.1 Years             45               100,000              45
          $48              265,000            9.1 Years             48                    --              --
                         ---------                                                 ---------
    $6 to $48            8,724,316            8.3 Years            $32             2,703,407             $24
                         =========                                                 =========

Shares available for future grant under the Plan at December 31, 1998 were 4,103,382.

      In connection with the acquisition of Arbor in December 1997, the Company issued 60,000 options to a third party outside of the Plan parameters. These options were granted at $43.75 per share and immediately vested. No expense was incurred related to this issuance as it was accounted for as component of the acquisition price.

8. Retirement Plan

      In December 1997, benefits under the Plan were frozen. Prior to December 31, 1997, the Company's qualified retirement plan covered all full-time employees. The Plan provided annual pension benefits that were equal to 1% of the employee's annual compensation for each year of participation. The funding policy is in accordance with the minimum funding requirements of ERISA.

      Pension expense includes the following components:

                                                               Year Ended December 31,
                                                           -------------------------------
                                                            1998         1997         1996
                                                           -----        -----        -----
      (amounts in thousands, except percentages)
      Service cost--benefits earned during the period      $  --        $ 115        $ 108
      Interest cost on projected benefit obligation .        594          607          544
      Actual return on assets .......................       (334)        (494)        (179)
      Net amortization and deferral .................         51          347          (59)
                                                           -----        -----        -----
      Net pension expense ...........................      $ 311        $ 575        $ 414
                                                           =====        =====        =====
      Assumptions used in determining the net
        pension expense were:
      Discount rate .................................      6 3/4%       7 1/4%       7 1/2%
      Rate of increase in compensation levels .......        --*        5 1/2%       5 1/2%
      Expected rate of return on assets .............          7%           7%           8%

      *     Not applicable, as benefits under the Plan were frozen in December
            1997.

                              VORNADO REALTY TRUST

      The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:

                                                                     December 31,
                                                                 ---------------------
                                                                  1998           1997
                                                                 -------       -------
      (amounts in thousands)
      Actuarial present value of benefit obligations:
        Vested benefit obligation .........................      $ 8,853       $ 8,245
                                                                 =======       =======
        Accumulated benefit obligation ....................      $ 8,952       $ 8,337
                                                                 =======       =======
        Projected benefit obligation ......................      $ 8,952       $ 8,337
        Plan assets at fair value .........................        5,551         4,901
                                                                 -------       -------
      Projected benefit obligation in excess of plan assets        3,401         3,436
      Unrecognized net obligations ........................       (2,269)       (1,086)
      Adjustment required to recognize minimum liability ..        2,269         1,086
                                                                 -------       -------
      Accrued pension costs ...............................      $ 3,401       $ 3,436
                                                                 =======       =======

      Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.

9. Leases

      As lessor:

      The Company leases space to tenants in shopping centers and office buildings under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants' sales. As of December 31, 1998, future base rental revenue under noncancellable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

       (in thousands)

       Year Ending December 31:                                        Amount
       ------------------------                                        ------
       1999....................................................     $   474,990
       2000....................................................         454,327
       2001....................................................         422,600
       2002....................................................         394,066
       2003....................................................         354,323
       Thereafter..............................................       2,287,595

      These amounts do not include rentals based on tenants' sales. These percentage rents approximated $2,493,000, $1,786,000 and $936,000 for the years ended December 31, 1998, 1997 and 1996.

      None of the Company's tenants represented more than 10% of the Company's total revenues for the year ended December 31, 1998.

                              VORNADO REALTY TRUST

      As lessee:

      The Company is a tenant under operating leases for certain properties. These leases will expire principally during the next thirty years. Future minimum lease payments under operating leases at December 31, 1998, are as follows:

      (in thousands)

      Year Ending December 31:                                         Amount
      ------------------------                                         ------
      1999.........................................................   $   9,297
      2000.........................................................       6,359
      2001.........................................................       6,503
      2002.........................................................       6,081
      2003.........................................................       5,586
      Thereafter...................................................     122,700

      Rent expense was $5,937,000, $2,001,000 and $1,465,000 for the years ended December 31, 1998, 1997 and 1996.

10. Contingencies

      At December 31, 1998, in addition to the $687,250,000 balance outstanding under the Company's revolving credit facility, the Company had utilized $100,165,000 of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

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

11. Net Gain From Insurance Settlement and Condemnation Proceedings

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

      On September 1, 1998, Atlantic City condemned the Company's vacant property. In the third quarter of 1998, the Company recorded a gain of $1,694,000, (which reflects the condemnation award of $3,100,000, net of the carrying value of the property of $1,406,000). The Company is contesting the amount of the award.

                              VORNADO REALTY TRUST

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

13. Other Related Party Transactions

      Pursuant to his employment contract, in December 1996 Mr. Fascitelli, the President of the Company, received a deferred payment consisting of $5,000,000 in cash and a $20,000,000 convertible obligation payable at the Company's option in 919,540 of its common shares or the cash equivalent of their appreciated value but not less than $20,000,000. Accordingly, cash of $5,000,000 and 919,540 common shares are being held in an irrevocable trust (the fair value of this obligation was $35,628,000 at December 31, 1998).

      During 1998, the Company made loans to Mr. Fascitelli aggregating $7,600,000 in accordance with the terms of his employment contract. The loans have a five-year term and bear interest, payable quarterly, at a weighted average rate of 5.16% (based on the mid-term applicable federal rate provided under the Internal Revenue Code).

      At December 31, 1998, the loans due from Mr. Roth, Mr. Rowan and Mr. Macnow in connection with their stock option exercises were $13,930,000 ($4,897,000 of which is shown as a reduction in shareholders' equity), $144,000 and $130,000, respectively. The loans bear interest at a rate equal to the broker call rate (6.50% at December 31, 1998) but not less than the minimum applicable federal rate provided under the Internal Revenue Code. Interest on the loan to Mr. Roth is payable quarterly. Mr. Roth's loan is due in December 2002. The Company has agreed on each January 1st (commencing January 1, 1997) to forgive one-fifth of the amounts due from Mr. Rowan and Mr. Macnow, provided that they remain employees of the Company.

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 1998, 1997 and 1996, $1,365,000 and $1,184,000
and $2,074,000 of management fees were earned by the Company pursuant to the management agreement.

      The Mendik Group owns an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services are provided were not negotiated at arms length, the Company believes based upon comparable fees charged to other real estate companies, that the terms and conditions of such contracts are fair to the Company. The Company was charged fees in connection with these contracts of $25,686,000 for the year ended December 31, 1998 and $9,965,000 for the period from April 15, 1997 (date of acquisition of the Mendik portfolio) to December 31, 1997.

      The common stock of the preferred stock affiliates which own interests in the Cold Storage Companies, Hotel Pennsylvania and related management companies is owned by Officers and Trustees of Vornado.

                              VORNADO REALTY TRUST

14. Minority Interest

      The minority interest represents limited partners, other than Vornado, interests in the Operating Partnership and are comprised of:

                                          Outstanding                         Preferred or
                                           Units at          Per Unit            Annual          Conversion
                                          December 31,      Liquidation       Distribution        Rate Into
      Unit Series                            1998           Preference            Rate          Class A Units
      -----------                         ------------      -----------       -------------     -------------
      Class A ......................       1,887,781              --             $  1.76                  (a)
      Class C ......................       3,534,098              --             $  1.69 (b)          1.0 (c)
      Class D ......................       1,332,596              --             $ 2.015              1.0 (d)
      5.0% B-1 Convertible Preferred         899,566          $50.00             $  2.75             .914
      8.0% B-2 Convertible Preferred         449,783          $50.00             $  4.00             .914
      6.5% C-1 Convertible Preferred         747,912          $50.00             $  3.25           1.1431
      8.5% D-1 Cumulative Redeemable
        Preferred ..................       3,500,000          $25.00             $ 2.125                  (e)

      ----------
      (a) Class A units are convertible into one common share of beneficial interest in Vornado or cash at Vornado's option.
      (b) Class C unit holders participated in distributions at an annual rate of $1.69, then pari passu with the Class A rate.
      (c) Mandatory conversion of Class C units occurs after four consecutive quarters of distributions of at least $.4225 per unit ($1.69 annually).
      (d) Mandatory conversion of Class D units occurs after four consecutive quarters of distributions of at least $.50375 per unit ($2.015 annually), then pari passu with the Class A rate.
      (e)   Convertible into an equivalent Vornado 8.5% preferred share.

                              VORNADO REALTY TRUST

15. Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                               Year Ended December 31,
                                                                  --------------------------------------------------
                                                                      1998               1997               1996
                                                                  ------------       ------------       ------------
(amounts in thousands, except per share amounts)
Numerator:
  Net income ...............................................      $    152,854       $     61,023       $     61,364
  Preferred stock dividends ................................           (21,690)           (15,549)                --
                                                                  ------------       ------------       ------------
  Numerator for basic and diluted earnings per share--
    income applicable to common shares .....................      $    131,164       $     45,474       $     61,364
                                                                  ============       ============       ============

Denominator:
  Denominator for basic earnings per share--weighted average
    shares .................................................        80,724,132         55,097,656         48,854,832
  Effect of dilutive securities:
    Employee stock options .................................         1,931,818          2,119,553            352,052
                                                                  ------------       ------------       ------------

  Denominator for diluted earnings per share--adjusted
    weighted average shares and assumed conversions ........        82,655,950         57,217,209         49,206,884
                                                                  ============       ============       ============

Net income per common share--basic .........................      $       1.62       $       0.83       $       1.26
Net income per common share--diluted .......................      $       1.59       $       0.79       $       1.25

16. Summary of Quarterly Results (Unaudited)

      The following summary represents the results of operations for each quarter in 1998 and 1997:

                                                                    Net Income         Net Income Per
                                                                  Applicable to        Common Share(1)
                                                                      Common       ----------------------
                                                        Revenue       Shares        Basic        Diluted
                                                        --------  -------------    --------     ---------
         (amounts in thousands, except share amounts)
         1998
           March 31 ..............................      $ 90,211      $ 26,064     $    .36      $    .35
           June 30 ...............................       128,523        30,894          .38           .37
           September 30 ..........................       140,672        39,659          .47           .46
           December 31 ...........................       150,454        34,547          .41           .40

         1997
           March 31 ..............................      $ 29,297      $  9,690     $    .19      $    .18
           June 30 ...............................        50,662         8,933          .17           .17
           September 30 ..........................        61,868        10,385          .20           .19
           December 31 ...........................        67,304        16,466          .26           .25

----------
(1) The total for the year may differ from the sum of the quarters as a result of weighting.

                              VORNADO REALTY TRUST

17. Segment Information

      The Company has four business segments: Office, Retail, Cold Storage and Merchandise Mart Properties. Prior to April 1997, the Company operated in one segment-retail real estate, primarily in the Northeast section of the United States. Accordingly, selected financial information related to each segment is presented for 1998 and 1997 only.

                                                                              December 31, 1998
                                               -------------------------------------------------------------------------------------
                                                                             Cold         Merchandise
(amounts in thousands)                             Office       Retail       Storage           Mart       Other(2)            Total
                                               -----------    ---------    ---------      -----------   ---------           -------
Total revenues                                 $   247,499    $ 167,155    $      --       $  86,521    $   8,685           509,860
Total expenses                                     151,573       70,334           --          50,761       22,340           295,008
                                               -----------    ---------    ---------       ---------    ---------           -------
Operating income                                    95,926       96,821           --          35,760      (13,655)          214,852
Income applicable to Alexander's                        --           --           --              --        3,123             3,123
Income from partially-owned
  entities                                          10,854          258       15,191          (1,969)       7,691            32,025
Interest and other investment
  income                                             4,467        2,159           --             639       16,809            24,074
Interest and debt expense                          (25,175)     (32,249)          --         (18,711)     (38,551)         (114,686)
Net gain from insurance
  settlement and condemnation
  proceeding                                            --           --           --              --        9,649             9,649
Minority interest                                   (7,236)      (5,853)      (1,024)         (2,070)          --           (16,183)
                                               -----------    ---------    ---------       ---------    ---------           -------
Net income                                          78,836       61,136       14,167          13,649      (14,934)          152,854
Minority interest                                    7,236        5,853        1,024           2,070           --            16,183
Interest and debt expense(5)                        40,245       32,709       26,541          18,711       46,272           164,478
Depreciation and amortization(5)                    39,246       15,520       33,117           9,899        6,517           104,299
Net gain from insurance settlement
  and condemnation proceeding                           --           --           --              --       (9,649)           (9,649)
Straight-lining of rents(5)                         (6,845)      (3,203)          --          (4,882)      (1,202)          (16,132)
Other                                                  (79)          --        8,872(3)           --        6,262(4)         15,055
                                               -----------    ---------    ---------       ---------    ---------           -------
EBITDA(1)                                      $   158,639    $ 112,015    $  83,721       $  39,447    $  33,266       $   427,088
                                               ===========    =========    =========       =========    =========       ===========

Balance sheet data:
  Real estate, net                             $ 1,777,919    $ 565,723    $      --       $ 729,485    $  15,948       $ 3,089,075
  Investments and advances to
    partially-owned entities                       118,337        2,946      459,172          26,638      220,747           827,840
  Capital expenditures:
  Acquisitions                                     923,000       38,000      175,000         745,000      178,000         2,059,000
  Other                                             51,162        5,535       12,463          10,314        1,074            80,548

                                                                           December 31, 1997
                                              ------------------------------------------------------------------------------
                                                                           Cold       Merchandise
                                               Office        Retail       Storage         Mart       Other(2)      Total
                                              ---------     ---------     --------    -----------  ---------     -----------
Total revenues                                $  80,846     $ 120,299     $     --      $    --    $   7,986     $   209,131
Total expenses                                   50,186        46,204           --           --       37,835         134,225
                                              ---------     ---------     --------      -------    ---------     -----------
Operating income                                 30,660        74,095           --           --      (29,849)         74,906
Income applicable to Alexander's                     --            --           --           --        7,873           7,873
Income from partially-owned
  entities                                        1,015            --        1,720           --        1,923           4,658
Interest and other investment
  income                                          6,834         2,296           --           --       14,637          23,767
Interest and debt expense                        (9,009)      (19,893)          --           --      (13,986)        (42,888)
Net gain from insurance
  settlement and condemnation
  proceeding                                         --            --           --           --           --              --
Minority interest                                (2,042)       (4,303)          --           --         (948)         (7,293)
                                              ---------     ---------     --------      -------    ---------     -----------
Net income                                       27,458        52,195        1,720           --      (20,350)         61,023
Minority interest                                 2,042         4,303           --           --          948           7,293
Interest and debt expense(5)                     13,707        19,893        5,839           --       14,956          54,395
Depreciation and amortization(5)                 12,813        11,706        4,182           --        3,271          31,972
Net gain from insurance settlement
  and condemnation proceeding                        --            --           --           --           --              --
Straight-lining of rents(5)                        (645)       (2,558)          --           --         (729)         (3,932)
Other                                             1,303           970           17           --       (2,615)           (325)
                                              ---------     ---------     --------      -------    ---------     -----------
EBITDA(1)                                     $  56,678     $  86,509     $ 11,758     $     --    $  (4,519)    $   150,426
                                              =========     =========     ========     ========    =========     ===========

Balance sheet data:
  Real estate, net                            $ 803,324     $ 564,214     $     --     $     --    $  23,120     $ 1,390,659
  Investments and advances to
    partially-owned entities                    105,586         4,451      243,846           --      128,904         482,787
  Capital expenditures:
  Acquisitions                                  965,000       366,000      600,000           --       64,000       1,995,000
  Other                                          12,992         8,445        6,102           --        2,352          29,891

----------
      See footnotes 1-5 on the next page.

                              VORNADO REALTY TRUST

Notes to segment information:

      (1) EBITDA represents net income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
      (2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.
      (3) Includes adding back of (i) $4,287 of income taxes and related items, which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REITS and (ii) non-recurring unification costs of $4,585.
      (4) Primarily represents the Company's equity in Alexander's loss from the write-off of the carrying value of Alexander's Lexington Avenue buildings.
      (5) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

18. Subsequent Events

   Acquisition of 888 Seventh Avenue

      On January 12, 1999, the Company completed the acquisition of 888 Seventh Avenue, a 46 story Manhattan office building for approximately $100,000,000.

   Additional Investment in Newkirk

      In March 1999, the Company and its joint venture partner completed an acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

   Charles E. Smith Commercial Realty L.P.

      On March 4, 1999, the Company made an additional $242,000,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc. ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., immediately prior to the contribution to CESCR. Together with the Company's investment in CESCR made in 1997 and the units it reacquired on March 4, 1999 from Vornado Operating Company, the Company owns approximately 34% of CESCR's limited partnership units. In addition, the Company acquired from CAPI for $8,000,000 the land under a Marriott Hotel located in Crystal City.

      The purchase price was paid to CAPI by the Company issuing $250,000,000 of 6% Convertible Preferred Units of the Company's operating partnership. The Preferred Units are convertible at $44 per unit and the coupon increases to 6.50% over the next three years and then fixes at 6.75% in year eight. The Company will appoint one of three members to CESCR's Board of Managers, increasing under certain circumstances to two of four members in March 2002.

      In connection with these transactions, the Company made a five-year $41,000,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately $55,000,000 of the Operating Partnership's units issued to CAPI as well as certain real estate assets.

   Offering of Preferred Shares

      On March 17, 1999, the Company completed the sale of 3 million 8.5% Series B Cumulative Redeemable Preferred Shares, at a price $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $72,200,000. Further on March 22, 1999, 400,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $9,700,000. The perpetual preferred shares may be called without penalty at the option of the Company commencing on March 17, 2004.

                              VORNADO REALTY TRUST

Sale of Non-Real Estate Assets of AmeriCold Logistics
      On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent for the initial lease year is projected to be approximately $151 million. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information relating to trustees of the Registrant will be contained in a definitive Proxy Statement involving the election of trustees which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1998, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears at page 40 of this Annual Report on Form 10-K.

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

                                                                        Pages in
                                                                          this
                                                                         Annual
                                                                       Report on
                                                                       Form 10-K
                                                                       ---------
       Independent Auditors' Report
         II--Valuation  and  Qualifying Accounts--years ended
              December 31, 1998, 1997 and 1996...........................    97
         III--Real  Estate  and  Accumulated  Depreciation  as of
              December 31, 1998..........................................    98

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

Exhibit No.
-----------
    12      Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed
            Charges and Preferred Share Dividend Requirements.
    21      Subsidiaries of the Registrant.
    23      Consent of Independent Auditors to Incorporation by Reference.
    27      Financial Data Schedule.

      (b)   Reports on Form 8-K and Form 8-K/A

      During the last quarter of the period covered by this Annual Report on Form 10-K described below.

Period Covered:
(Date of Earliest
Event Reported)                Items Reported                  Date of Report
---------------                --------------                  --------------
October 22, 1998     Court approval of Mendik RELP            June 2, 1998
                     litigation settlement; resignation of
                     Bernard H. Mendik
November 30, 1998    Issuance of Series D-1 Preferred         November 12, 1998
                     Units by Vornado Realty L.P.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VORNADO REALTY TRUST


                                        By:         /s/ Irwin Goldberg
                                           -------------------------------------
                                              Irwin Goldberg, Vice President,
                                                  Chief Financial Officer

                                        Date: March 24, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                                Title                          Date
              ---------                                -----                          ----


By:     /s/ Steven Roth                      Chairman of the Board of             March 24, 1999
   ------------------------------------        Trustees (Principal Executive
           (Steven Roth)                       Officer)


By:     /s/ Michael D. Fascitelli            President and Trustee                March 24, 1999
   ------------------------------------
           (Michael D. Fascitelli)


By:     /s/ Irwin Goldberg                   Vice President--                     March 24, 1999
   ------------------------------------        Chief Financial Officer
           (Irwin Goldberg)


By:     /s/ David Mandelbaum                 Trustee                              March 24, 1999
   ------------------------------------
           (David Mandelbaum)


By:     /s/ Stanley Simon                    Trustee                              March 24, 1999
   ------------------------------------
           (Stanley Simon)


By:     /s/ Ronald G. Targan                 Trustee                              March 24, 1999
   ------------------------------------
           (Ronald G. Targan)


By:     /s/ Russell B. Wight, Jr.            Trustee                              March 24, 1999
   ------------------------------------
           (Russell B. Wight, Jr.)


By:     /s/ Richard R. West                  Trustee                              March 24, 1999
   ------------------------------------
           (Richard R. West)

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                 Column A                      Column B           Column C                       Column D                  Column E
-------------------------------------------  -------------    -----------------   -----------------------------------     ----------
                                               Balance           Additions                    Deductions                    Balance
                                             at Beginning      Charged Against    ------------------------------------      at End
Description                                    of Year          Operations             Description             Amount       of Year
-----------                                  -------------    -----------------   ------------------------     ------     ----------
                                                                   (amounts in thousands)
Year Ended December 31, 1998:

    Deducted from accounts receivable,
      allowance for doubtful accounts.....       $658               $2,547        Uncollectible accounts         $161       $ 3,044
                                                 ====               ======            written-off                ====       =======

Year Ended December 31, 1997:

    Deducted from accounts receivable,
      allowance for doubtful accounts.....       $575               $  305        Uncollectible accounts         $222       $   658
                                                 ====               ======            written-off                ====       =======

Year Ended December 31, 1996:

    Deducted from accounts receivable
      allowance for doubtful accounts.....       $578               $  211        Uncollectible accounts         $214       $   575
                                                 ====               ======            written-off                ====       =======

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                             (amounts in thousands)

---------------------------------------------------------------------------------------------------------------------
             COLUMN A                    COLUMN B                        COLUMN C                      COLUMN D
---------------------------------------------------------------------------------------------------------------------
                                                                     Initial cost to
                                                                        company(1)
                                                         ----------------------------------------        Costs
                                                                                                       capitalized
                                                                                 Buildings and         subsequent
 Description                           Encumbrances             Land             improvements        to acquisition
                                      ---------------      ---------------      ---------------      --------------
Office Buildings
   New York
     One Penn Plaza
        Manhattan                     $       275,000      $            --      $       412,169      $       3,539
     Two Penn Plaza,
        Manhattan                              80,000               53,615              164,903             38,131
     770 Broadway
        Manhattan                                  --               52,898               95,686              3,605
     Eleven Penn Plaza,
        Manhattan                              53,901               40,333               85,259              5,816
     Two Park Avenue
        Manhattan                              65,000               44,050               69,715                 --
     90 Park Avenue,
        Manhattan                                  --                8,000              175,890              4,624
     330 West 34th Street
        Manhattan                                  --                   --                8,599                 --
     1740 Broadway,
        Manhattan                                  --               26,971              102,890              5,007
     150 East 58th Street
        Manhattan                                  --               39,303               80,216                 45
     866 United Nations Plaza,
        Manhattan                              33,000               32,196               37,534              2,543
     640 Fifth Avenue,
        Manhattan                                  --               38,224               25,992                424
     40 Fulton Street
        Manhattan                                  --               20,400               34,235              1,025
     20 Broad Street
        Manhattan                                  --                   --               28,760                 55
     689 Fifth Avenue
        Manhattan                                  --               19,721               13,446                 10
     550/600 Mamaroneck
     Avenue
        Westchester                             6,500                   --               21,770                 30
                                      ---------------      ---------------      ---------------      -------------
          Total New York                      513,401              375,711            1,357,064             64,854
                                      ---------------      ---------------      ---------------      -------------

--------------------------------------------------------------------------------------------------------------------------------
             COLUMN A                                    COLUMN E                            COLUMN F            COLUMN G
--------------------------------------------------------------------------------------------------------------------------------
                                                   Gross amount at which
                                                 carried at close of period
                                    -------------------------------------------------       Accumulated
                                                                                            depreciation
                                                     Buildings and                             and               Date of
 Description                             Land         improvements          Total(2)        amortization       construction(3)
                                    -----------     ---------------      ------------      ---------------     ---------------
Office Buildings
   New York
     One Penn Plaza
        Manhattan                   $        --     $       415,708      $    415,708      $         9,552         1972
     Two Penn Plaza,
        Manhattan                        53,615             203,034           256,649                8,240         1968
     770 Broadway
        Manhattan                        52,898              99,291           152,189                1,224         1907
     Eleven Penn Plaza,
        Manhattan                        40,333              91,075           131,408                3,940         1923
     Two Park Avenue
        Manhattan                        44,050              69,715           113,765                3,416         1928
     90 Park Avenue,
        Manhattan                         8,000             180,514           188,514                6,199         1964
     330 West 34th Street
        Manhattan                            --               8,599             8,599                   28         1925
     1740 Broadway,
        Manhattan                        26,971             107,897           134,868                4,809         1950
     150 East 58th Street
        Manhattan                        39,303              80,261           119,564                1,679         1969
     866 United Nations Plaza,
        Manhattan                        32,196              40,077            72,273                1,693         1966
     640 Fifth Avenue,
        Manhattan                        38,224              26,416            64,640                  695         1950
     40 Fulton Street
        Manhattan                        20,400              35,260            55,660                  518         1987
     20 Broad Street
        Manhattan                            --              28,815            28,815                  305         1956
     689 Fifth Avenue
        Manhattan                        19,721              13,456            33,177                  129         1925
     550/600 Mamaroneck
     Avenue
        Westchester                          --              21,800            21,800                   70      1971/1969
                                    -----------     ---------------      ------------      ---------------
          Total New York                375,711           1,421,918         1,797,629               42,497
                                    -----------     ---------------      ------------      ---------------

-------------------------------------------------------------------------
             COLUMN A                   COLUMN H           COLUMN I
-------------------------------------------------------------------------
                                                         Life on which
                                                          depreciation
                                                           in latest
                                                            income
                                        Date               statement
 Description                          Acquired            is computed
                                      --------           --------------
Office Buildings
   New York
     One Penn Plaza
        Manhattan                        1998              39 Years
     Two Penn Plaza,
        Manhattan                        1997              39 Years
     770 Broadway
        Manhattan                        1998              39 Years
     Eleven Penn Plaza,
        Manhattan                        1997              39 Years
     Two Park Avenue
        Manhattan                        1998              39 Years
     90 Park Avenue,
        Manhattan                        1997              39 Years
     330 West 34th Street
        Manhattan                        1998              39 Years
     1740 Broadway,
        Manhattan                        1997              39 Years
     150 East 58th Street
        Manhattan                        1998              39 Years
     866 United Nations Plaza,
        Manhattan                        1997              39 Years
     640 Fifth Avenue,
        Manhattan                        1997              39 Years
     40 Fulton Street
        Manhattan                        1998              39 Years
     20 Broad Street
        Manhattan                        1998              39 Years
     689 Fifth Avenue
        Manhattan                        1998              39 Years
     550/600 Mamaroneck
     Avenue
        Westchester                      1998              39 Years

          Total New York


                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                             (amounts in thousands)

--------------------------------------------------------------------------------------------------------------------
             COLUMN A                    COLUMN B                        COLUMN C                      COLUMN D
--------------------------------------------------------------------------------------------------------------------
                                                                     Initial cost to
                                                                        company(1)
                                                         ----------------------------------------        Costs
                                                                                                       capitalized
                                                                                 Buildings and         subsequent
 Description                           Encumbrances             Land             improvements        to acquisition
                                      ---------------      ---------------      ---------------      --------------
   Connecticut
     Westport                                   8,000                4,544                9,753                369
                                      ---------------      ---------------      ---------------      -------------
          Total Connecticut                     8,000                4,544                9,753                369
                                      ---------------      ---------------      ---------------      -------------

   New Jersey
     Paramus                                      250                   --                8,345              2,927
                                      ---------------      ---------------      ---------------      -------------
          Total New Jersey                        250                   --                8,345              2,927

                                                                                                                --
Total Office Buildings                        521,651              380,255            1,375,162             68,150
                                      ---------------      ---------------      ---------------      -------------

Merchandise Mart Properties
   Illinois
     Merchandise Mart
        Chicago                               250,000               64,528              319,146              4,653
     Apparel Center
        Chicago                                    --               14,238               67,008              3,838

   Washington D.C.
     Washington Office Center                  50,878               10,721               69,658                134
     Washington Design Center                  24,225               12,276               40,662              1,660
     Other                                                           9,174                6,273                 45

   North Carolina
     Market Square Complex
        High Point                             45,302               11,969               85,478                 --
     National Furniture Mart
        High Point                             13,831                1,069               16,761                 --
                                      ---------------      ---------------      ---------------      -------------
Total Merchandise Mart                        384,236              123,975              604,986             10,330
                                      ---------------      ---------------      ---------------      -------------

--------------------------------------------------------------------------------------------------------------------------------
             COLUMN A                                    COLUMN E                            COLUMN F            COLUMN G
--------------------------------------------------------------------------------------------------------------------------------
                                                   Gross amount at which
                                                 carried at close of period
                                    -------------------------------------------------       Accumulated
                                                                                            depreciation
                                                     Buildings and                             and               Date of
 Description                             Land         improvements          Total(2)        amortization       construction(3)
                                    -----------     ---------------      ------------      ---------------     ---------------
   Connecticut
     Westport                             4,544              10,122            14,666                  234         1980
                                    -----------     ---------------      ------------      ---------------
          Total Connecticut               4,544              10,122            14,666                  234
                                    -----------     ---------------      ------------      ---------------

   New Jersey
     Paramus                                 --              11,272            11,272                2,916         1967
                                    -----------     ---------------      ------------      ---------------
          Total New Jersey                   --              11,272            11,272                2,916
                                                                                           ---------------

Total Office Buildings                  380,255           1,443,312         1,823,567               45,647
                                    -----------     ---------------      ------------      ---------------

Merchandise Mart Properties
   Illinois
     Merchandise Mart
        Chicago                          64,528             323,799           388,327                6,043         1930
     Apparel Center
        Chicago                          14,238              70,846            85,084                1,314         1977

   Washington D.C.
     Washington Office Center            10,721              69,792            80,513                1,323         1990
     Washington Design Center            12,276              42,322            54,598                  801         1919
     Other                                9,174               6,318            15,492                  118

   North Carolina
     Market Square Complex
        High Point                       11,969              85,478            97,447                  180     1902 -- 1989
     National Furniture Mart
        High Point                        1,069              16,761            17,830                   27         1964
                                       --------            --------          --------             --------
Total Merchandise Mart                  123,975             615,316           739,291                9,806
                                    -----------     ---------------      ------------      ---------------

-------------------------------------------------------------------------
             COLUMN A                   COLUMN H           COLUMN I
-------------------------------------------------------------------------
                                                         Life on which
                                                          depreciation
                                                           in latest
                                                            income
                                        Date               statement
 Description                          Acquired            is computed
                                      --------           --------------
   Connecticut
     Westport                            1998              39 Years

          Total Connecticut


   New Jersey
     Paramus                             1987           26 -- 40 Years

          Total New Jersey


Total Office Buildings


Merchandise Mart Properties
   Illinois
     Merchandise Mart
        Chicago                          1998              40 Years
     Apparel Center
        Chicago                          1998              40 Years

   Washington D.C.
     Washington Office Center            1998              40 Years
     Washington Design Center            1998              40 Years
     Other                               1998              40 Years

   North Carolina
     Market Square Complex
        High Point                       1998              40 Years
     National Furniture Mart
        High Point                       1998              40 Years

Total Merchandise Mart


                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                             (amounts in thousands)

--------------------------------------------------------------------------------------------------------------------
             COLUMN A                    COLUMN B                        COLUMN C                      COLUMN D
--------------------------------------------------------------------------------------------------------------------
                                                                     Initial cost to
                                                                        company(1)
                                                         ----------------------------------------        Costs
                                                                                                       capitalized
                                                                                 Buildings and         subsequent
 Description                           Encumbrances             Land             improvements        to acquisition
                                      ---------------      ---------------      ---------------      --------------
Shopping Centers
   New Jersey
     Bordentown                                 3,276*                 498                3,176              1,113
     Bricktown                                  9,919*                 929                2,175              9,180
     Cherry Hill                                9,706*                 915                3,926              3,304
     Delran                                     2,848*                 756                3,184              2,421
     Dover                                      3,635*                 224                2,330              2,575
     East Brunswick                             8,205*                 319                3,236              6,638
     East Hanover                              11,066*                 376                3,063              3,539
     East Hanover (Conran's)                       --                1,756                8,706                 --
     Hackensack                                    --                  536                3,293              7,255
     Jersey City                               10,381*                 652                2,962              1,798
     Kearny (4)                                    --                  279                4,429             (1,208)
     Lawnside                                   5,708*                 851                2,222              1,412
     Lodi (5)                                   2,420*                 245                1,981                 --
     Manalapan                                  6,397*                 725                2,447              4,945
     Marlton                                    5,398*               1,514                4,671                605
     Middletown                                 7,761*                 283                1,508              3,944
     Morris Plains                              6,600*               1,254                3,140              3,317
     North Bergen (4)                              --                  510                3,390               (955)
     North Plainfield                           3,109                  500               13,340                354
     Totowa                                    15,646*               1,097                5,359             10,941
     Turnersville                               2,116*                 900                2,132                 66
     Union                                     15,975*               1,014                4,527              1,908
     Vineland                                   2,358*                 290                1,594              1,253
     Watchung (4)                                  --                  451                2,347              6,871
     Woodbridge                                 8,792*                 190                3,047                711
                                      ---------------      ---------------      ---------------      -------------
          Total New Jersey                    141,316               17,064               92,185             71,987
                                      ---------------      ---------------      ---------------      -------------

   New York
     14th Street and Union
        Square, Manhattan                          --               12,566                4,044              3,525
     Albany (Menands)                              --                  460                1,677              2,756
     Buffalo (Amherst)                          4,863*                 402                2,019              2,126
     Freeport                                   8,021*               1,231                3,273              2,848
     New Hyde Park                              2,043*                  --                   --                126
     North Syracuse                                --                   --                   --                 23
     Rochester (Henrietta)                      2,203*                  --                2,124              1,156
     Rochester                                  2,832*                 443                2,870                596

--------------------------------------------------------------------------------------------------------------------------------
             COLUMN A                                     COLUMN E                            COLUMN F            COLUMN G
--------------------------------------------------------------------------------------------------------------------------------
                                                    Gross amount at which
                                                  carried at close of period
                                     -------------------------------------------------       Accumulated
                                                                                             depreciation
                                                      Buildings and                             and               Date of
 Description                              Land         improvements          Total(2)        amortization       construction(3)
                                     -----------     ---------------      ------------      ---------------     ---------------
Shopping Centers
   New Jersey
     Bordentown                              713               4,074             4,787                3,723         1958
     Bricktown                               929              11,355            12,284                4,669         1968
     Cherry Hill                             915               7,230             8,145                5,106         1964
     Delran                                  756               5,605             6,361                2,900         1972
     Dover                                   204               4,925             5,129                2,851         1964
     East Brunswick                          319               9,874            10,193                5,212         1957
     East Hanover                            477               6,501             6,978                4,431         1962
     East Hanover (Conran's)               1,756               8,706            10,462                   54         1979
     Hackensack                              536              10,548            11,084                4,585         1963
     Jersey City                             652               4,760             5,412                3,605         1965
     Kearny (4)                              290               3,210             3,500                1,088         1938
     Lawnside                                851               3,634             4,485                2,127         1969
     Lodi (5)                                245               1,981             2,226                   --         1998
     Manalapan                               725               7,392             8,117                3,741         1971
     Marlton                               1,611               5,179             6,790                3,722         1973
     Middletown                              283               5,452             5,735                2,713         1963
     Morris Plains                         1,104               6,607             7,711                4,474         1961
     North Bergen (4)                      2,309                 636             2,945                  100         1993
     North Plainfield                        500              13,694            14,194                4,384         1955
     Totowa                                1,163              16,234            17,397                5,687         1957
     Turnersville                            900               2,198             3,098                1,669         1974
     Union                                 1,014               6,435             7,449                5,001         1962
     Vineland                                290               2,847             3,137                1,787         1966
     Watchung (4)                          4,200               5,469             9,669                  742         1994
     Woodbridge                              220               3,728             3,948                2,895         1959
                                     -----------     ---------------      ------------      ---------------
          Total New Jersey                22,962             158,274           181,236               77,266
                                     -----------     ---------------      ------------      ---------------

   New York
     14th Street and Union
        Square, Manhattan                 12,581               7,554            20,135                  800         1965
     Albany (Menands)                        460               4,433             4,893                1,979         1965
     Buffalo (Amherst)                       636               3,911             4,547                2,535         1968
     Freeport                              1,231               6,121             7,352                2,780         1981
     New Hyde Park                            --                 126               126                  123         1970
     North Syracuse                           --                  23                23                   23         1967
     Rochester (Henrietta)                    --               3,280             3,280                2,063         1971
     Rochester                               443               3,466             3,909                2,427         1966

----------------------------------------------------------------------------
             COLUMN A                      COLUMN H           COLUMN I
----------------------------------------------------------------------------
                                                            Life on which
                                                             depreciation
                                                              in latest
                                                               income
                                           Date               statement
 Description                             Acquired            is computed
                                         --------           --------------
Shopping Centers
   New Jersey
     Bordentown                             1958           7 -- 40 Years
     Bricktown                              1968           22 --40 Years
     Cherry Hill                            1964           12 -- 40 Years
     Delran                                 1972           16 -- 40 Years
     Dover                                  1964           16 -- 40 Years
     East Brunswick                         1957           8 -- 33 Years
     East Hanover                           1962            9 --40 Years
     East Hanover (Conran's)                1998              40 Years
     Hackensack                             1963           15 -- 40 Years
     Jersey City                            1965           11 -- 40 Years
     Kearny (4)                             1959           23 -- 29 Years
     Lawnside                               1969           17 -- 40 Years
     Lodi (5)                               1975                (5)
     Manalapan                              1971           14 -- 40 Years
     Marlton                                1973           16 -- 40 Years
     Middletown                             1963           19 -- 40 Years
     Morris Plains                          1985           7 -- 19 Years
     North Bergen (4)                       1959              30 Years
     North Plainfield                       1989           21 -- 30 Years
     Totowa                                 1957           19 -- 40 Years
     Turnersville                           1974           23 -- 40 Years
     Union                                  1962           6 -- 40 Years
     Vineland                               1966           18 --40 Years
     Watchung (4)                           1959           27 -- 30 Years
     Woodbridge                             1959           11 -- 40 Years

          Total New Jersey


   New York
     14th Street and Union
        Square, Manhattan                   1993           36 -- 39 Years
     Albany (Menands)                       1965           22 -- 40 Years
     Buffalo (Amherst)                      1968           13 -- 40 Years
     Freeport                               1981           15 -- 40 Years
     New Hyde Park                          1976           6 -- 10 Years
     North Syracuse                         1976           11 -- 12 Years
     Rochester (Henrietta)                  1971           15 -- 40 Years
     Rochester                              1966           10 -- 40 Years

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                             (amounts in thousands)

--------------------------------------------------------------------------------------------------------------------
             COLUMN A                    COLUMN B                        COLUMN C                      COLUMN D
--------------------------------------------------------------------------------------------------------------------
                                                                     Initial cost to
                                                                        company(1)
                                                         ----------------------------------------        Costs
                                                                                                       capitalized
                                                                                 Buildings and         subsequent
 Description                           Encumbrances             Land             improvements        to acquisition
                                      ---------------      ---------------      ---------------      --------------
     Valley Stream (Green Acres)              165,574              138,691               99,586              1,653
                                      ---------------      ---------------      ---------------      -------------
          Total New York                      185,536              153,793              115,593             14,809
                                      ---------------      ---------------      ---------------      -------------

   Pennsylvania
     Allentown                                  7,696*                  70                3,446             10,183
     Bensalem                                   3,967*               1,198                3,717              1,168
     Bethlehem                                     --                  278                1,806              3,873
     Broomall                                   3,260*                 734                1,675              1,630
     Glenolden                                  4,245*                 850                1,295                744
     Lancaster                                  2,312*                 606                2,312              2,643
     Levittown                                  2,283*                 193                1,231                132
     10th and Market
        Streets, Philadelphia                      --                  933                3,230              5,426
     Upper Moreland                             3,517*                 683                2,497                498
     York                                       1,463*                 421                1,700              1,248
                                      ---------------      ---------------      ---------------      -------------
          Total Pennsylvania                   28,743                5,966               22,909             27,545
                                      ---------------      ---------------      ---------------      -------------

   Maryland
     Baltimore (Belair Rd.)                        --                  785                1,333              3,146
     Baltimore (Towson)                         5,779*                 581                2,756                722
     Baltimore (Dundalk)                        4,084*                 667                1,710              3,209
     Glen Burnie                                2,299*                 462                1,741              1,281
     Hagerstown                                    --                  168                1,453                885
                                      ---------------      ---------------      ---------------      -------------
          Total Maryland                       12,162                2,663                8,993              9,243
                                      ---------------      ---------------      ---------------      -------------

   Connecticut
     Newington                                  3,042*                 502                1,581                600
     Waterbury                                  3,889*                  --                2,103              1,463
          Total Connecticut                     6,931                  502                3,684              2,063

   Massachusetts
     Chicopee                                   1,999*                 510                2,031                358
     Springfield (4)                               --                  505                1,657                826
                                      ---------------      ---------------      ---------------      -------------
          Total Massachusetts                   1,999                1,015                3,688              1,184
                                      ---------------      ---------------      ---------------      -------------

----------------------------------------------------------------------------------------------------------------------------------
             COLUMN A                                     COLUMN E                            COLUMN F            COLUMN G
----------------------------------------------------------------------------------------------------------------------------------
                                                    Gross amount at which
                                                  carried at close of period
                                     -------------------------------------------------       Accumulated
                                                                                             depreciation
                                                      Buildings and                             and               Date of
 Description                              Land         improvements          Total(2)        amortization       construction(3)
                                     -----------     ---------------      ------------      ---------------     ---------------
     Valley Stream (Green Acres)         140,069              99,861           239,930                2,706         1956
                                     -----------     ---------------      ------------      ---------------
          Total New York                 155,420             128,775           284,195               15,436
                                     -----------     ---------------      ------------      ---------------

   Pennsylvania
     Allentown                               334              13,365            13,699                4,967         1957
     Bensalem                              1,198               4,885             6,083                1,242         1972
     Bethlehem                               278               5,679             5,957                3,297         1966
     Broomall                                850               3,189             4,039                1,993         1966
     Glenolden                               850               2,039             2,889                1,055         1975
     Lancaster                               606               4,955             5,561                3,025         1966
     Levittown                               193               1,363             1,556                1,131         1964
     10th and Market
        Streets, Philadelphia                933               8,656             9,589                  857         1977
     Upper Moreland                          683               2,995             3,678                1,939         1974
     York                                    421               2,948             3,369                1,715         1970
                                     -----------     ---------------      ------------      ---------------
          Total Pennsylvania               6,346              50,074            56,420               21,221
                                     -----------     ---------------      ------------      ---------------

   Maryland
     Baltimore (Belair Rd.)                  785               4,479             5,264                2,977         1962
     Baltimore (Towson)                      581               3,478             4,059                2,140         1968
     Baltimore (Dundalk)                     667               4,919             5,586                2,723         1966
     Glen Burnie                             462               3,022             3,484                1,798         1958
     Hagerstown                              168               2,338             2,506                1,385         1966
                                     -----------     ---------------      ------------      ---------------
          Total Maryland                   2,663              18,236            20,899               11,023
                                     -----------     ---------------      ------------      ---------------

   Connecticut
     Newington                               502               2,181             2,683                1,554         1965
     Waterbury                               667               2,899             3,566                1,810         1969
          Total Connecticut                1,169               5,080             6,249                3,364

   Massachusetts
     Chicopee                                510               2,389             2,899                1,796         1969
     Springfield (4)                       2,586                 402             2,988                   74         1993
                                     -----------     ---------------      ------------      ---------------
          Total Massachusetts              3,096               2,791             5,887                1,870
                                     -----------     ---------------      ------------      ---------------

----------------------------------------------------------------------------
             COLUMN A                      COLUMN H           COLUMN I
----------------------------------------------------------------------------
                                                            Life on which
                                                             depreciation
                                                              in latest
                                                               income
                                           Date               statement
 Description                             Acquired            is computed
                                         --------           --------------
     Valley Stream (Green Acres)            1997           39 -- 40 Years

          Total New York


   Pennsylvania
     Allentown                              1957           20 -- 42 Years
     Bensalem                               1972              40 Years
     Bethlehem                              1966           9 -- 40 Years
     Broomall                               1966           9 -- 40 Years
     Glenolden                              1975           18 -- 40 Years
     Lancaster                              1966           12 -- 40 Years
     Levittown                              1964           7 -- 40 Years
     10th and Market
        Streets, Philadelphia               1994           27 -- 30 Years
     Upper Moreland                         1974           15 -- 40 Years
     York                                   1970           15 -- 40 Years

          Total Pennsylvania


   Maryland
     Baltimore (Belair Rd.)                 1962           10 -- 33 Years
     Baltimore (Towson)                     1968           13 -- 40 Years
     Baltimore (Dundalk)                    1966           12 -- 40 Years
     Glen Burnie                            1958           16 -- 33 Years
     Hagerstown                             1966           9 -- 40 Years

          Total Maryland


   Connecticut
     Newington                              1965           9 -- 40 Years
     Waterbury                              1969           21 -- 40 Years
          Total Connecticut

   Massachusetts
     Chicopee                               1969           13 -- 40 Years
     Springfield (4)                        1966           28 -- 30 Years

          Total Massachusetts


                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                             (amounts in thousands)

---------------------------------------------------------------------------------------------------------------------
             COLUMN A                    COLUMN B                        COLUMN C                      COLUMN D
---------------------------------------------------------------------------------------------------------------------
                                                                     Initial cost to
                                                                        company(1)
                                                         ----------------------------------------        Costs
                                                                                                       capitalized
                                                                                 Buildings and         subsequent
 Description                           Encumbrances             Land             improvements        to acquisition
                                      ---------------      ---------------      ---------------      --------------
   Texas
     Dallas
     Lewisville                                   764*               2,433                2,271                676
     Mesquite                                   3,445*               3,414                4,704              1,233
     Skillman                                   1,987*               3,714                6,891              1,067
                                      ---------------      ---------------      ---------------      -------------
          Total Texas                           6,196                9,561               13,866              2,976
                                      ---------------      ---------------      ---------------      -------------

   Puerto Rico (San Juan)
     Montehiedra                               62,180                9,182               66,701                215
                                      ---------------      ---------------      ---------------      -------------

Total Shopping Centers                        445,063              199,746              327,619            130,022
                                      ---------------      ---------------      ---------------      -------------


Warehouse/Industrial
   New Jersey
     East Brunswick                                --                   --                4,772              2,867
     East Hanover                               8,210*                 576                7,752              7,227
     Edison                                     2,455*                 705                2,839              1,241
     Garfield                                      --                   96                8,068              4,788
                                      ---------------      ---------------      ---------------      -------------
          Total Warehouse/
            Industrial                         10,665                1,377               23,431             16,123
                                      ---------------      ---------------      ---------------      -------------

Other Properties
   New Jersey
     Montclair                                     --                   66                  470                330
     Rahway                                        --                   --                   --                 25
                                      ---------------      ---------------      ---------------      -------------
          Total New Jersey                         --                   66                  470                355
                                      ---------------      ---------------      ---------------      -------------

----------------------------------------------------------------------------------------------------------------------------------
             COLUMN A                                      COLUMN E                            COLUMN F            COLUMN G
----------------------------------------------------------------------------------------------------------------------------------
                                                     Gross amount at which
                                                   carried at close of period
                                      -------------------------------------------------       Accumulated
                                                                                              depreciation
                                                       Buildings and                             and               Date of
 Description                               Land         improvements          Total(2)        amortization       construction(3)
                                      -----------     ---------------      ------------      ---------------     ---------------
   Texas
     Dallas
     Lewisville                             2,469               2,911             5,380                  830         1989
     Mesquite                               3,395               5,956             9,351                1,659         1988
     Skillman                               3,714               7,958            11,672                2,177         1988
                                      -----------     ---------------      ------------      ---------------
          Total Texas                       9,578              16,825            26,403                4,666
                                      -----------     ---------------      ------------      ---------------

   Puerto Rico (San Juan)
     Montehiedra                            9,182              66,916            76,098                2,913         1996
                                      -----------     ---------------      ------------      ---------------

Total Shopping Centers                    210,416             446,971           657,387              137,759
                                      -----------     ---------------      ------------      ---------------


Warehouse/Industrial
   New Jersey
     East Brunswick                                             7,639             7,639                4,126         1972
     East Hanover                             691              14,864            15,555                9,604     1963 -- 1967
     Edison                                   704               4,081             4,785                2,153         1954
     Garfield                                  97              12,855            12,952                9,098         1942
                                      -----------     ---------------      ------------      ---------------
          Total Warehouse/
            Industrial                      1,492              39,439            40,931               24,981
                                      -----------     ---------------      ------------      ---------------

Other Properties
   New Jersey
     Montclair                                 66                 800               866                  522         1972
     Rahway                                    --                  25                25                   25         1972
                                      -----------     ---------------      ------------      ---------------
          Total New Jersey                     66                 825               891                  547
                                      -----------     ---------------      ------------      ---------------

-------------------------------------------------------------------------
             COLUMN A                   COLUMN H           COLUMN I
-------------------------------------------------------------------------
                                                         Life on which
                                                          depreciation
                                                           in latest
                                                            income
                                        Date               statement
 Description                          Acquired            is computed
                                      --------           --------------
   Texas
     Dallas
     Lewisville                          1990           25 -- 30 Years
     Mesquite                            1990           24 -- 30 Years
     Skillman                            1990           26 -- 30 Years

          Total Texas


   Puerto Rico (San Juan)
     Montehiedra                         1997              40 Years


Total Shopping Centers



Warehouse/Industrial
   New Jersey
     East Brunswick                      1972           18 -- 40 Years
     East Hanover                        1963           7 -- 40 Years
     Edison                              1982           12 -- 25 Years
     Garfield                            1959           11 -- 33 Years

          Total Warehouse/
            Industrial


Other Properties
   New Jersey
     Montclair                           1972           4 -- 15 Years
     Rahway                              1972              14 Years

          Total New Jersey


                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                             (amounts in thousands)

--------------------------------------------------------------------------------------------------------------------
             COLUMN A                    COLUMN B                        COLUMN C                      COLUMN D
--------------------------------------------------------------------------------------------------------------------
                                                                     Initial cost to
                                                                        company(1)
                                                         ----------------------------------------        Costs
                                                                                                       capitalized
                                                                                 Buildings and         subsequent
 Description                           Encumbrances             Land             improvements        to acquisition
                                      ---------------      ---------------      ---------------      --------------
   New York
     1135 Third Avenue                             --                7,844                7,844                 --
     Riese                                         --               19,277                7,348                 20
                                      ---------------      ---------------      ---------------      -------------
          Total New York                           --               27,121               15,192                 20
                                      ---------------      ---------------      ---------------      -------------
   Total Other Properties                          --               27,187               15,662                375
                                      ---------------      ---------------      ---------------      -------------


Leasehold Improvements
     and Equipment                                                                                          11,491

TOTAL --
   DECEMBER 31, 1998                  $     1,361,615      $       732,540      $     2,346,860           $236,491
                                      ===============      ===============      ===============      =============

----------------------------------------------------------------------------------------------------------------------------------
             COLUMN A                                        COLUMN E                            COLUMN F            COLUMN G
----------------------------------------------------------------------------------------------------------------------------------
                                                       Gross amount at which
                                                     carried at close of period
                                        -------------------------------------------------       Accumulated
                                                                                                depreciation
                                                         Buildings and                             and               Date of
 Description                                 Land         improvements          Total(2)        amortization       construction(3)
                                        -----------     ---------------      ------------      ---------------     ---------------
   New York
     1135 Third Avenue                        7,844               7,844            15,688                  196
     Riese                                   19,276               7,369            26,645                  283      1911--1987
                                        -----------     ---------------      ------------      ---------------
          Total New York                     27,120              15,213            42,333                  479
                                        -----------     ---------------      ------------      ---------------
   Total Other Properties                    27,186              16,038            43,224                1,026
                                        -----------     ---------------      ------------      ---------------


Leasehold Improvements
     and Equipment                                               11,491            11,491                7,597

TOTAL --
   DECEMBER 31, 1998                    $   743,324     $     2,572,567      $  3,315,891      $       226,816
                                        ===========     ===============      ============      ===============

--------------------------------------------------------------------------
             COLUMN A                    COLUMN H           COLUMN I
--------------------------------------------------------------------------
                                                          Life on which
                                                           depreciation
                                                            in latest
                                                             income
                                         Date               statement
 Description                           Acquired            is computed
                                       --------           --------------
   New York
     1135 Third Avenue                    1997              40 Years
     Riese                                1997              39 Years

          Total New York

   Total Other Properties



Leasehold Improvements
     and Equipment                                       3 -- 20 Years

TOTAL --
   DECEMBER 31, 1998


* These encumbrances are cross collateralized under a blanket mortgage in the amount of $227,000,000 at December 31, 1998.

Notes:

      1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date -- see Column H.

      2) The net basis of the company's assets and liabilities for tax purposes is approximately $920,000,000 lower than the amount reported for financial statement purposes.

      3) Date of original construction -- many properties have had substantial renovation or additional construction -- see Column D.

      4) Buildings on these properties were demolished in 1993.As a result, the cost of the buildings and improvements, net of accumulated depreciation, were transferred to land. In addition, the cost of the land in Kearny is net of a $1,615,000 insurance recovery.

      5)    Building was destroyed by fire and is being rebuilt.

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)

      The following is a reconciliation of real estate assets and accumulated depreciation:

                                                                                             Year Ended December 31,
                                                                              ------------------------------------------------------
                                                                                 1998                  1997                  1996
                                                                              ----------            ----------            ----------
Real Estate
   Balance at beginning of period ................................            $1,564,093            $  397,298            $  382,476
   Additions during the period:
     Land ........................................................               308,261               374,996                    --
     Buildings & improvements ....................................             1,464,595               792,397                14,822
                                                                              ----------            ----------            ----------
                                                                               3,336,949             1,564,691               397,298
   Less: Cost of assets written-off ..............................                21,058                   598                    --
                                                                              ----------            ----------            ----------
   Balance at end of period ......................................            $3,315,891            $1,564,093            $  397,298
                                                                              ==========            ==========            ==========
Accumulated Depreciation
   Balance at beginning of period ................................            $  173,434            $  151,049            $  139,495
   Additions charged to operating expenses .......................                59,227                22,983                11,589
                                                                              ----------            ----------            ----------
                                                                                 232,661               174,032               151,084

Less: Accumulated depreciation on assets
   written-off ...................................................                 5,845                   598                    35
                                                                              ----------            ----------            ----------
Balance at end of period .........................................            $  226,816            $  173,434            $  151,049

                                                                              ==========            ==========            ==========

                                 EXHIBIT INDEX

Exhibit
  No.
-------

3.1       -- Amended and Restated Declaration of Trust of Vornado, amended April
              3, 1997 - Incorporated by reference to Exhibit 3.1 of Vornado's Registration Statement on Form S-8 (File No. 333-29011), filed on
              June 12, 1997..................................................*

3.2       -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated April 22, 1998 (File
              No. 001-11954), filed on April 28, 1998.........................*

3.3       -- Articles Supplementary Classifying Vornado's $3.25 Series A
              Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.1 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File
              No. 001-11954), filed on April 8, 1997..........................*

3.4       -- Articles Supplementary Classifying Vornado's Series D-1 8.5%
              Cumulative Redeemable Preferred Shares of Beneficial Interest, no par value (the "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 12, 1998 (file No. 001-11954), filed on November
              30, 1998........................................................*

3.5       -- Articles Supplementary Classifying Additional Series D-1 Preferred
              Shares - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No.
              001-11954), filed on February 9, 1999...........................*

3.6       -- Articles Supplementary classifying 8.5% Series B Cumulative
              Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17,
              1999............................................................*

3.7       -- By-laws of Vornado, as amended on April 28, 1997 - Incorporated by reference to Exhibit 3(b) of Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 001-11954), filed on May 14, 1997...........................................*

3.8       -- Second Amended and Restated Agreement of Limited Partnership of the
              Operating Partnership, dated as of October 20, 1997 - Incorporated by reference to Exhibit 3.4 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 31, 1998
              (the "1997 10-K")...............................................*

3.9       -- Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Vornado Realty L.P., dated as of December 16, 1997--Incorporated by reference to Exhibit 3.5 of the 1997
              10-K............................................................*

----------------------
*     Incorporated by reference

Exhibit
   No.
-------

3.10      -- Second Amendment to Second Amended and Restated Agreement of
              Limited Partnership of the Operating Partnership, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-50095),
              filed on April 14, 1998.........................................*

3.11      -- Third Amendment to Second Amended and Restated Agreement of Limited
              Partnership of the Operating Partnership, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No.
              001-11954), filed on November 30, 1998..........................*

3.12      -- Fourth Amendment to Second Amended and Restated Agreement of
              Limited Partnership of the Operating Partnership, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998 (File
              No. 001-11954), filed on February 9, 1999.......................*

3.13      -- Exhibit A, dated as of December 22, 1998, to Second Amended and
              Restated Agreement of Limited Partnership of the Operating Partnership - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998
              (File No. 001-11954), filed on February 9, 1999.................*

3.14      -- Fifth Amendment to Second Amended and Restated Agreement of Limited
              Partnership of the Operating Partnership, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File
              No. 001-11954), filed on March 17, 1999.........................*

3.15      -- Exhibit A to Second Amended and Restated Agreement of Limited
              Partnership of the Operating Partnership, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No.
              001-11954), filed on March 17, 1999.............................*

4.1       -- Instruments defining the rights of security holders (see Exhibits
              3.1 through 3.15 of this Annual Report on Form 10-K)

4.2       -- Indenture dated as of November 24, 1993 between Vornado Finance
              Corp. and Bankers Trust Company, as Trustee - Incorporated by reference to Vornado's current Report on Form 8-K dated November
              24, 1993 (File No. 001-11954), filed December 1, 1993...........*

4.3       -- Specimen certificate representing Vornado's Common Shares of
              Beneficial Interest, par value $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration Statement on Form S-3 (File No. 33-62395), filed on October 26,
              1995............................................................*

4.4       -- Specimen certificate representing Vornado's $3.25 Series A
              Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.2 of Vornado's

--------------------------
*Incorporated by reference

Exhibit
  No.
-------
              Current Report on Form 8-K, dated April 3, 1997 (File No.
              001-11954), filed on April 8, 1997..............................*

4.5       -- Specimen certificate evidencing Vornado's Series B 8.5% Cumulative
             Redeemable Preferred Shares of Beneficial Interest-Incorporated by reference to Exhibit 4.2 of Vornado's registration Statement on
             Form 8-A (File No. 001-11954), on March 15, 1999.................*

10.1      -- Second Amendment, dated as of June 12, 1997, to Vornado's
              1993 Omnibus Share Plan, as amended - Incorporated by
              reference to Vornado's Registration Statement on Form S-8
              (File No. 333-29011) filed on June 12, 1997.....................*

10.2      -- Master Agreement and Guaranty, between Vornado, Inc. and
              Bradlees New Jersey, Inc. dated as of May 1, 1992 -
              Incorporated by reference to Vornado's Quarterly Report on
              Form 10-Q for quarter ended March 31, 1992 (File No.
              001-11954), filed May 8, 1992...................................*

10.3**    -- Mortgage, Security Agreement, Assignment of Leases and
              Rents and Fixture Filing dated as of November 24, 1993 made by each of the entities listed therein, as mortgagors to
              Vornado Finance Corp., as mortgagee - Incorporated by
              reference to Vornado's Current Report on Form 8-K dated
              November 24, 1993 (File No. 001-11954), filed December 1,
              1993............................................................*

10.4**    -- 1985 Stock Option Plan as amended - Incorporated by
              reference to Vornado's Quarterly Report on Form 10-Q for
              quarter ended May 2, 1987 (File No. 001-11954), filed June 9,
              1987............................................................*

10.5**    -- Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan - Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended October 26,
              1985 (File No. 001-11954), filed December 9, 1985...............*

10.6**    -- Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended May 2, 1987
              (File No. 001-11954), filed June 9, 1987........................*

10.7**    -- Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended October 26,
              1985 (File No. 001-11954), filed December 9, 1985...............*

10.8**    -- Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 1998 - Incorporated by reference to Exhibit 10.7 of Vornado's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-11954), filed November 12,
              1998............................................................*

10.9**    -- Employment Agreement between Vornado Realty Trust and Richard Rowan dated January 1, 1998 - Incorporated by reference to Exhibit 10.8 of Vornado's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-11954), filed November 12,
              1998............................................................*

10.10**   -- Employment Agreement between Vornado Realty Trust and Irwin
              Goldberg, dated December 11, 1997-Incorporated by reference to
              Exhibit 10.10 of Vornado's Annual Report on Form 10-K/A for the year ended December 31,1997 (File No. 001-11954), Filed on April
              14, 1998........................................................*

10.11**   -- Employment Agreement between Vornado Realty Trust and
              Michael D. Fascitelli dated December 2, 1996 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11954), filed
              March 13, 1997..................................................*

----------------------
*     Incorporated by reference
**    Management contract or compensatory plan

Exhibit
  No.
-------
10.12     -- Promissory Notes from Steven Roth to Vornado, Inc. dated
              December 29, 1992 and January 15, 1993 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
              February 16, 1993...............................................*

10.13     -- Registration Rights Agreement between Vornado, Inc. and
              Steven Roth Dated December 29, 1992 - Incorporated by
              reference to Vornado's Annual Report on Form 10-K for the
              year ended December 31, 1992 (File No. 001-11954), filed
              February 16, 1993...............................................*

10.14     -- Stock Pledge Agreement between Vornado, Inc. and Steven
              Roth dated December 29, 1992 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
              December 31, 1992 (File No. 001-11954), filed February 16,
              1993............................................................*

10.15     -- Promissory Note from Steven Roth to Vornado Realty Trust dated April 15, 1993 and June 17, 1993 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-11954), filed
              March 24, 1994..................................................*

10.16     -- Promissory Note from Richard Rowan to Vornado Realty Trust
              - Incorporated by reference to Vornado's Annual Report on
              Form 10-K for the year ended December 31, 1993 (File No.
              001-11954), filed March 24, 1994................................*

10.17     -- Promissory Note from Joseph Macnow to Vornado Realty Trust
              - Incorporated by reference to Vornado's Annual Report on
              Form 10-K for the year ended December 31, 1993 (File No.
              001-11954), filed March 24, 1994................................*

10.18     -- Management Agreement between Interstate Properties and
              Vornado, Inc. dated July 13, 1992 -Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16,
              1993............................................................*

10.19     -- Real Estate Retention Agreement between Vornado, Inc.,
              Keen Realty Consultants, Inc. and Alexander's, Inc., dated as of July 20, 1992 - Incorporated by reference to Vornado's
              Annual Report on Form 10-K for the year ended December 31,
              1992 (File No. 001-11954), filed February 16, 1993..............*

10.20     -- Amendment to Real Estate Retention Agreement dated
              February 6, 1995 - Incorporated by reference to Vornado's
              Annual Report on Form 10-K for the year ended December 31,
              1994 (File No. 001-11954), filed March 23, 1995.................*

10.21     -- Stipulation between Keen Realty Consultants Inc. and
              Vornado Realty Trust re: Alexander's Retention Agreement - Incorporated by reference to Vornado's annual Report on Form
              10-K for the year ended December 31, 1993 (File No.
              001-11954), filed March 24, 1994................................*

10.22     -- Stock Purchase Agreement, dated February 6, 1995, among
              Vornado Realty Trust and Citibank, N.A. Incorporated by
              reference to Vornado's Current Report on Form 8-K dated
              February 6, 1995 (File No. 001-11954), filed February 21,
              1995............................................................*

10.23     -- Management and Development Agreement, dated as of February
              6, 1995 - Incorporated by reference to Vornado's Current
              Report on Form 8-K dated February 6, 1995 (File No.
              001-11954), filed February 21, 1995.............................*

10.24     -- Standstill and Corporate Governance Agreement, dated as of
              February 6, 1995 - Incorporated by reference to Vornado's
              Current Report on Form 8-K dated February 6, 1995 (File No.
              001-11954), filed February 21, 1995.............................*

----------------------
*     Incorporated by reference

Exhibit
  No.
-------
10.25     -- Credit Agreement, dated as of March 15, 1995, among
              Alexander's Inc., as borrower, and Vornado Lending Corp., as lender - Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001 -
              11954), filed March 23, 1995....................................*

10.26     -- Subordination and Intercreditor Agreement, dated as of
              March 15, 1995 among Vornado Lending Corp., Vornado Realty
              Trust and First Fidelity Bank, National Association - Incorporated by reference to Vornado's Annual Report on Form
              10-K for the year ended December 31, 1994 (File No.
              001-11954), filed March 23, 1995................................*

10.27     -- Revolving Credit Agreement dated as of February 27, 1995 among Vornado Realty Trust, as borrower, and Union Bank of Switzerland, as Bank and Administrative Agent - Incorporated
              by reference to Exhibit 10(F)9 of Vornado's Annual Report on
              Form 10-K for the year ended December 31, 1994 (File No.
              001-11954), filed March 23, 1995................................*

10.28     -- Form of Intercompany Agreement between Vornado Realty L.P.
              and Vornado Operating, Inc. -Incorporated by reference to
              Exhibit 10.1 of Amendment No. 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No. 333-40701),
              filed on January 23, 1998.......................................*

10.29     -- Form of Revolving Credit Agreement between Vornado Realty
              L.P. and Vornado Operating, Inc., together with related form of Note - Incorporated by reference to Exhibit 10.2 of
              Amendment No. 1 to Vornado Operating, Inc.'s Registration
              Statement on Form S-11 (File No.333-40701)......................*

10.30     -- Amended and Restated Revolving Credit Agreement, dated as of February 23, 1998, between Vornado Realty L.P., as
              Borrower, Vornado Realty Trust, as General Partner and Union
              Bank of Switzerland (New York Branch), as Bank, the other
              banks signatory hereto, each as a bank, Union Bank of
              Switzerland (New York Branch), as Administrative Agent and Citicorp Real Estate, Inc., The Chase Manhattan Bank and Nationsbank, as Syndication Agents - Incorporated by
              reference to Exhibit 10.29 of the 1997 10-K.....................*

10.31     -- Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to Exhibit
              10.2 of Vornado's Current Report on Form 8-K (File No.
              001-11954), filed on April 30, 1997.............................*

10.32     -- Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, the Mendik Company, L.P., and Bernard H. Mendik - Incorporated by reference to Exhibit 10.3 of Vornado's Current Report on Form 8-K (File No. 001-11954),
              filed on April 30, 1997.........................................*

10.33     -- Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik Company, L.P. and
              David R. Greenbaum - Incorporated by reference to Exhibit
              10.4 of Vornado's Current Report on Form 8-K (File No.
              001-11954), filed on April 30, 1997.............................*

10.34     -- Agreement, dated September 28, 1997, between Atlanta
              Parent Incorporated, Portland Parent Incorporated and
              Crescent Real Estate Equities, Limited Partnership -
              Incorporated by reference to Exhibit 99.6 of Vornado's
              Current Report on Form 8-K (File No. 001-11954), filed on
              October 8, 1997.................................................*

10.35     -- Contribution Agreement between Vornado Realty Trust, Vornado Realty
              L.P. and The Contributors Signatory - thereto - Merchandise Mart Properties, Inc. (DE) and Merchandise Mart Enterprises, Inc. Incorporated by reference to Exhibit 10.34 of Vornado's Annual Report on Form 10-K/A for the year ended December 31, 1997 (File
              No. 001-11954), Filed on April 8, 1998..........................*

10.36     -- Sale Agreement executed November 18, 1997, and effective December
              19, 1997, between MidCity Associates, a New York partnership, as Seller, and One Penn Plaza LLC, a New York Limited liability company; as purchaser. Incorporated by reference to Exhibit 10.35 of Vornado's Annual Report on Form 10-K/A for the Year ended December 31, 1997 (File No.001-11954), Filed on April 8, 1998...*

----------------------
*     Incorporated by reference

 Exhibit No. -------

10.37     -- Promissory Notes from Michael D. Fascitelli to Vornado Realty
             Trust dated March 2, 1998 and April 30, 1998. Incorporated by reference to Exhibit 10.37 of Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001-11954), filed May 13, 1998...............................................*

10.38     -- Credit Agreement dated as of June 22, 1998 among One Penn Plaza,
             LLC, as Borrower, The Lenders Party Hereto, The Chase Manhattan Bank, as Administrative Agent Incorporated by reference to Exhibit 10 of Vornado's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11954), filed August 13,
             1998.............................................................*

10.39    --  Registration Rights Agreement, dated as of April 1, 1998, between
             Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed on
             May 6, 1998......................................................*

10.40     -- Underwriting Agreement, dated April 9, 1998, among Vornado, Vornado
             Realty L.P. and Goldman, Sachs & Co. - Incorporated by reference to
             Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated April 9,
             1998 (file No. 001-11954), filed on April 16, 1998...............*

10.41     -- Pricing Agreement, dated April 9, 1998, between Vornado and
             Goldman, Sachs & Co. - Incorporated by reference to Exhibit 1.2 of Vornado's current report on Form 8-K, dated April 9, 1998 (File No.
             001-11954), filed on April 16, 1998..............................*

10.42     -- Underwriting Agreement, dated April 23, 1998, among Vornado,
             Vornado Realty L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated - Incorporated by reference to Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated April 22, 1998 (File
             No. 001-11954), filed on April 28, 1998..........................*

10.43     -- Underwriting Agreement, dated March 12, 1999, among Vornado,
             Vornado Realty L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated - Incorporated by reference to Exhibit 1.1. of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File
             No. 001-11954), filed on March 17, 1999..........................*

12        -- Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed
             Charges and Preferred Share 111 Dividend Requirements..........111

13        -- Not applicable

16        -- Not applicable

18        -- Not applicable

19        -- Not applicable

21        -- Subsidiaries of the Registrant.................................112

22        -- Not applicable

23        -- Consent of independent auditors................................117

25        -- Not applicable

27        -- Financial Data Schedule........................................118

29        -- Not applicable

----------------------
*     Incorporated by reference