Form 10-Q
period 1999-06-30
VORNADO REALTY TRUST
filed 1999-08-09
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 29

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended:                JUNE 30, 1999
                               -------------------------------------------------

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  -----------------------

Commission File Number:   1-11954
                       ---------------------------------------------------------

                              VORNADO REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MARYLAND                                      22-1657560
---------------------------------------------           ------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                              Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                 07663
------------------------------------------------        ------------------------
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

       As of July 16, 1999 there were 85,924,934 common shares of the registrant's shares of beneficial interest outstanding.

                                      INDEX

PART I.           FINANCIAL INFORMATION:
                  ---------------------

         Item 1.    Financial Statements:                                                                             Page Number
                                                                                                                      -----------
                    Consolidated Balance Sheets as of June 30, 1999 and
                    December 31, 1998.........................................................................             3

                    Consolidated Statements of Income for the Three and Six Months
                    Ended June 30, 1999 and June 30, 1998.....................................................             4

                    Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 1999 and June 30, 1998.....................................................             5

                    Notes to Consolidated Financial Statements................................................             6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................................................             15

         Item 3.    Quantitative and Qualitative Disclosures About Market Risks...............................             26


PART II.          OTHER INFORMATION:
                  -----------------

         Item 1.    Legal Proceedings.........................................................................             27

         Item 4.    Submission of Matters to a Vote of Security Holders.......................................             27

         Item 6.    Exhibits and Reports on Form 8-K..........................................................             27

Signatures          ..........................................................................................             28

Exhibit Index       ..........................................................................................             29

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                              VORNADO REALTY TRUST

                          CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share amounts)

                                                                          JUNE 30,                  DECEMBER 31,
                                                                            1999                       1998
                                                                       -----------------         ---------------
ASSETS

Real estate, at cost:

   Land.....................................................           $         754,822         $       743,324
   Buildings and improvements...............................                   2,734,556               2,561,383
   Leasehold improvements and
         equipment..........................................                      12,884                  11,184
                                                                       -----------------         ---------------
                 Total......................................                   3,502,262               3,315,891
   Less accumulated depreciation and
         amortization.......................................                    (264,063)               (226,816)
                                                                       -----------------         ---------------
   Real estate, net.........................................                   3,238,199               3,089,075

Cash and cash equivalents, including U.S.
   government obligations under repurchase
   agreements of $27,750 and $56,500........................                      61,514                 167,808
Restricted cash.............................................                      19,647                  44,195
Marketable securities.......................................                      77,983                  77,156
Investments and advances to partially-owned
   entities, including Alexander's of
   $101,835 and $104,038....................................                   1,166,034                 827,840
Due from officers...........................................                      17,797                  17,165
Accounts receivable, net of allowance for
   doubtful accounts of $4,936 and $3,044...................                      32,714                  35,517
Notes and mortgages receivable..............................                      57,281                  10,683
Deposits in connection with real estate
   acquisitions.............................................                      16,276                  22,947
Receivable arising from the straight-lining of
   rents....................................................                      65,104                  49,711
Other assets................................................                     113,883                  83,682
                                                                       -----------------         ---------------





TOTAL ASSETS                                                           $       4,866,432         $     4,425,779
                                                                       =================         ===============


                                                                                      JUNE 30,            DECEMBER 31,
                                                                                        1999                  1998
                                                                                 ------------------     ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable.............................................         $        1,497,260     $     1,363,750
Revolving credit facility...............................................                    467,250             687,250
Accounts payable and accrued expenses...................................                     92,151             109,925
Officer's deferred compensation payable.................................                     36,395              35,628
Deferred leasing fee income.............................................                      8,594              10,051
Other liabilities.......................................................                      3,855               3,196
                                                                                 ------------------     ---------------
                                                                                          2,105,505           2,209,800
                                                                                 ------------------     ---------------
Minority interest.......................................................                    739,853             433,301
                                                                                 ------------------     ---------------
Commitments and contingencies
Shareholders' equity:
        Preferred shares of beneficial interest:
               no par value per share; authorized,
               20,000,000 shares;
               Series A:  liquidation preference $50.00
               per share; issued 5,789,239 shares.......................                    284,195             282,758
               Series B:  liquidation preference $25.00
               per share; issued 3,400,000 shares.......................                     82,011                  --
               Series C:  liquidation preferrence $25.00
               per share; issued 4,600,000 shares.......................                    111,271                  --
        Common shares of beneficial interest:
               $.04 par value per share; authorized,
               150,000,000 shares; issued 85,924,934
               and 85,076,542 shares....................................                      3,437               3,403
        Additional capital..............................................                  1,682,996           1,653,208
        Accumulated deficit.............................................                   (120,408)           (132,837)
                                                                                 ------------------     ---------------
                                                                                          2,043,502           1,806,532
        Accumulated other comprehensive loss............................                    (17,604)            (18,957)
        Due from officers for purchase of common
               shares...................................................                     (4,824)             (4,897)
                                                                                 ------------------     ---------------
                     Total shareholders' equity.........................                  2,021,074           1,782,678
                                                                                 ------------------     ---------------

TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY............................................         $        4,866,432     $     4,425,779
                                                                                 ==================     ===============


                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                       CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per share amounts)


                                                                    FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                             JUNE 30                           JUNE 30
                                                                  ------------------------------    ------------------------------
                                                                      1999              1998             1999             1998
                                                                  ------------     -------------    --------------     -----------
Revenues:
   Property rentals.........................................      $    141,724     $     109,362    $      279,883     $   181,727
   Expense reimbursements...................................            21,143            17,094            41,871          32,790
   Other income (including fee income
      from related parties of $349 and $777
      in each three month period and $814
      and $1,185 in each six month period)..................             3,321             2,067             7,998           4,217
                                                                  ------------     -------------    --------------     -----------
Total revenues..............................................           166,188           128,523           329,752         218,734
                                                                  ------------     -------------    --------------     -----------
Expenses:
   Operating................................................            65,925            51,454           130,962          85,607
   Depreciation and amortization............................            19,585            15,029            38,877          25,395
   General and administrative...............................            10,169             7,070            19,797          12,017
                                                                  ------------     -------------    --------------     -----------
Total expenses..............................................            95,679            73,553           189,636         123,019
                                                                  ------------     -------------    --------------     -----------

Operating income............................................            70,509            54,970           140,116          95,715
Income applicable to Alexander's............................             1,839             1,490             3,341           3,146
Income from partially owned entities........................            21,925             5,756            41,018           9,676
Interest and other investment income........................             4,900             5,271             8,358          12,837
Interest and debt expense...................................           (35,284)          (26,679)          (70,901)        (46,502)
Minority interest...........................................           (11,863)           (4,492)          (20,978)         (7,069)
                                                                  ------------     -------------    --------------     -----------
Net income..................................................            52,026            36,316           100,954          67,803
Preferred stock dividends (including accretion of
   issuance expenses of $719 and $1,438 in
   each three and six month period).........................            (8,381)           (5,422)          (14,093)        (10,845)
                                                                  ------------     -------------    --------------     -----------
Net income applicable to common shares......................      $     43,645     $      30,894    $       86,861     $    56,958
                                                                  ============     =============    ==============     ===========

Net income per common share - basic.........................      $        .51     $         .38    $         1.02     $       .74
                                                                  ============     =============    ==============     ===========

Net income per common share - diluted.......................      $        .50     $         .37    $         1.00     $       .72
                                                                  ============     =============    ==============     ===========

Dividends per common share..................................      $        .44     $         .40    $          .88     $       .80
                                                                  ============     =============    ==============     ===========


                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)


                                                                                                 For The Six Months Ended June 30,
                                                                                                 ---------------------------------
                                                                                                     1999                1998
                                                                                                 ------------        -------------
Cash Flows From Operating Activities:
  Net income..............................................................................    $    100,954          $     67,803
  Adjustments to reconcile net income to net cash provided by operations:
         Depreciation and amortization (including debt issuance costs)....................          38,877                26,834
         Straight-lining of rental income.................................................         (15,393)               (6,414)
         Minority interest................................................................          20,978                 7,069
         Equity in income of Alexander's,
            including depreciation of $300 in each period.................................            (816)                 (297)
         Equity in net income of partially-owned entities.................................         (41,018)               (9,676)
         Gain on marketable securities....................................................            (382)               (1,447)
  Changes in operating assets and liabilities.............................................         (16,404)               (1,661)
                                                                                              ------------          ------------
  Net cash provided by operating activities...............................................          86,796                82,211
                                                                                              ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of real estate and other...................................................         (45,000)             (681,387)
  Investments in partially-owned entities.................................................         (13,200)             (165,633)
  Proceeds from sale of Cold Storage assets...............................................          22,769                    --
  Investment in notes and mortgages receivable............................................         (60,567)               (2,875)
  Repayment of mortgage loans receivable..................................................          19,367                57,663
  Cash restricted for tenant improvements.................................................          24,548                   590
  Additions to real estate................................................................         (86,731)              (47,450)
  Purchases of securities available for sale..............................................          (3,939)              (22,420)
  Proceeds from sale or maturity of securities available for sale.........................           6,992                14,903
  Real estate deposits and other..........................................................          (6,559)             (133,072)
                                                                                              ------------          ------------
  Net cash used in investing activities...................................................        (142,320)             (979,681)
                                                                                              ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings................................................................         165,000             1,295,855
  Repayments of borrowings................................................................        (306,490)             (863,258)
  Debt issuance costs.....................................................................          (3,504)               (6,533)
  Proceeds from issuance of common shares.................................................              --               445,282
  Proceeds from issuance of preferred stock...............................................         193,282                    --
  Distributions to minority partners......................................................         (12,226)               (2,577)
  Dividends paid on common shares.........................................................         (74,432)              (58,893)
  Dividends paid on preferred shares......................................................         (12,655)              (10,845)
  Exercise of stock options...............................................................             255                    69
                                                                                              ------------          ------------
  Net cash (used in) provided by financing activities.....................................         (50,770)              799,100
                                                                                              ------------          ------------

  Net decrease in cash and cash equivalents...............................................        (106,294)              (98,370)
  Cash and cash equivalents at beginning of period........................................         167,808               355,954
                                                                                              ------------          ------------

  Cash and cash equivalents at end of period..............................................    $     61,514          $    257,584
                                                                                              ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest (including capitalized interest of
      $1,410 in 1999).....................................................................    $     69,222          $     43,370

NON-CASH TRANSACTIONS:
  Financing assumed in acquisitions.......................................................    $     55,000          $    420,000
  Minority interest in connection with acquisitions.......................................         297,800               116,398
  Unrealized gain on securities available for sale........................................           1,353                 3,304


                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

       Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). In April 1997, Vornado transferred substantially all of its assets to Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). As a result, Vornado conducts its business through the Operating Partnership. Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at July 16, 1999. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.     BASIS OF PRESENTATION

       The consolidated balance sheet as of June 30, 1999, the consolidated statements of income for the three and six months ended June 30, 1999 and 1998 and the consolidated statements of changes in cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Vornado's consolidated Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

       The accompanying consolidated financial statements include the accounts of Vornado Realty Trust and its majority-owned subsidiary, Vornado Realty L.P., as well as equity interests acquired that individually (or in the aggregate with prior interests) exceed a 50% interest and the Company exercises unilateral control. All significant intercompany amounts have been eliminated. Equity interests in partially-owned entities include partnerships, joint ventures and preferred stock affiliates (corporations in which the Company owns all of the preferred stock and none of the common equity) and are accounted for under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. Ownership of the preferred stock entitles the Company to substantially all of the economic benefits in the preferred stock affiliates. The common stock of the preferred stock affiliates is owned by Officers and Trustees of Vornado.

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

                              VORNADO REALTY TRUST

       Charles E. Smith Commercial Realty L.P. ("CESCR")

       In March 1999, the Company made an additional $242,000,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc. ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., immediately prior to the contribution to CESCR. Together with the Company's investment in CESCR made in 1997 and the units it reacquired in March 1999 from Vornado Operating Company, the Company owns approximately 34% of CESCR's limited partnership units. In addition, the Company acquired from CAPI for $8,000,000 the land under a Marriott Hotel located in Crystal City.

       The purchase price was paid to CAPI by the Company issuing $250,000,000 of 6% Convertible Preferred Units of the Company's Operating Partnership. The Preferred Units are convertible at $44 per unit and the coupon increases to 6.50% over the next three years and then fixes at 6.75% in year eight. The Company has the right to appoint one of three members to CESCR's Board of Managers, increasing under certain circumstances to two of four members in March 2002.

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

       In May 1999, the Company completed the sale of 4 million 8.5% Series C Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $96,900,000. Additionally in May 1999, 600,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $14,500,000. The perpetual preferred shares may be called without penalty at the option of the Company commencing on May 17, 2004.

       In May 1999, the Company sold an aggregate of $27,500,000 of 8.375% Series D-2 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $27,467,000. The perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 27, 2004.

                              VORNADO REALTY TRUST

       PRO FORMA INFORMATION

       The pro forma condensed consolidated operating results for Vornado for the six months ended June 30, 1999 and 1998 are presented as if the acquisitions described above and those included in Investments and Advances to Partially-Owned Entities and the financings attributable thereto had occurred on January 1, 1998.

       Condensed Consolidated Pro Forma Operating Results


                                                                                                 Pro Forma
                                                                             --------------------------------------------
                                                                                         Six Months Ended June 30,
                                                                             --------------------------------------------
                                                                                      1999                    1998
                                                                             -------------------        -----------------
(amounts in thousands, except per share amounts)

Revenues.................................................................      $        330,907         $        314,444
                                                                               ================         ================

Net income...............................................................      $        103,448         $         77,806
Preferred stock dividends................................................               (14,093)                 (10,845)
                                                                               ----------------         ----------------
Net income applicable to common shares...................................      $         89,355         $         66,961
                                                                               ================         ================

Net income per common share - basic......................................            $     1.04               $      .78
                                                                                     ==========               ==========

Net income per common share - diluted....................................            $     1.02               $      .76
                                                                                     ==========               ==========

4.     INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

       The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:

       Investments and Advances


                                                         June 30, 1999                 December 31, 1998
                                                     --------------------           ----------------------
(amounts in thousands)

Alexander's.........................................    $       101,835                  $       104,038
Cold Storage Companies..............................            457,296                          459,172
CESCR...............................................            316,942                           49,151
Hotel Pennsylvania..................................             50,933                           47,813
Newkirk Joint Ventures..............................            114,971                           58,665
Mendik Partially-Owned Office Buildings.............             59,051                           59,902
Vornado Management Corp., Mendik
      Management Company, Merchandise
      Mart Properties, Inc. and other...............             65,006                           49,099
                                                        ---------------                  ---------------
                                                        $     1,166,034                  $       827,840
                                                        ===============                  ===============

                              VORNADO REALTY TRUST

       Income


                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                                June 30,
                                                  ------------------------------------    ----------------------------------
                                                       1999                 1998                1999                 1998
                                                  --------------      ----------------    -------------        -------------
(amounts in thousands)


Income Applicable to Alexander's................  $       1,839        $       1,490      $       3,341        $       3,146
                                                  =============        =============      =============        =============
Other Partially-Owned Entities:
   Cold Storage Companies.......................  $       8,506        $       1,450      $      20,496        $       3,164
   CESCR........................................          6,072                1,352              9,201                2,351
   Hotel Pennsylvania...........................          2,425                1,445              2,568                1,389
   Newkirk Joint Ventures.......................          3,277                   --              5,309                   --
Mendik Partially-Owned Office Buildings.........            433                  409                750                1,322
   Vornado Management Corp., Mendik
      Management Company,
      Merchandise Mart Properties
         Inc. and other.........................          1,212                1,100              2,694                1,450
                                                  -------------        -------------      -------------        -------------
                                                  $      21,925        $       5,756      $      41,018        $       9,676
                                                  =============        =============      =============        =============

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

       Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Subject to the payments of rents by Alexander's tenants, the Company is due $2,896,000 under its leasing agreement with Alexander's which amount is included in Investments in and Advances to Alexander's. Included in income from Vornado Management Corp. is management fee income from Alexander's of $1,072,000 and $938,000 for the three months ended June 30, 1999 and 1998 and $2,214,000 and $1,875,000 for the six months ended June 30, 1999 and 1998.

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

                              VORNADO REALTY TRUST

       In connection with the sale of the Cold Storage non-real estate assets, the Company lent $18,587,000 to Vornado Operating pursuant to a $75,000,000 unsecured five-year revolving credit facility. The balance outstanding under the facility is $4,587,000 at June 30, 1999. Borrowing under the facility bears interest at LIBOR plus 3% (currently 8.06%).

5.     OTHER RELATED PARTY TRANSACTIONS

       The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $195,000 and $574,000 for the three months ended June 30, 1999 and 1998 and $465,000 and $772,000 for the six months ended June 30, 1999 and 1998.

       The Mendik Group owns an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $8,286,000 and $5,957,000 for the three months ended June 30, 1999 and 1998 and $19,297,000 and $11,224,000 for the six months ended June 30, 1999 and 1998.

6.     MINORITY INTEREST

       The minority interest represents limited partners', other than Vornado, interests in the Operating Partnership and are comprised of:


                                                   Outstanding Units at                           Preferred or
                                           ---------------------------------      Per Unit           Annual          Conversion
                                               June 30,        December 31,     Liquidation      Distribution        Rate Into
Unit Series                                      1999              1998          Preference           Rate          Class A Units
-----------                                ---------------   ---------------   -------------    ---------------    ---------------
Class A..................................       2,664,399        1,887,781          --            $  1.76               (a)
Class C..................................       3,529,098        3,534,098          --            $  1.69 (b)            1.0 (c)
Class D..................................       1,267,122        1,332,596          --            $ 2.015                1.0 (d)
5.0% B-1 Convertible Preferred...........         899,566          899,566      $ 50.00           $  2.50               .914
8.0% B-2 Convertible Preferred...........         499,783          449,783      $ 50.00           $  4.00               .914
6.5% C-1 Convertible Preferred...........         747,912          747,912      $ 50.00           $  3.25             1.1431
8.5% D-1 Cumulative Redeemable
        Preferred........................       3,500,000        3,500,000      $ 25.00           $ 2.125               (e)
8.375% D-2 Cumulative Redeemable
        Preferred........................         549,336               --      $ 50.00           $4.1875               (e)
6.0% E-1 Convertible Preferred...........       4,998,000               --      $ 50.00           $  3.00             1.1364

--------------
(a) Class A units are redeemable at the option of the holder for cash or, at Vornado's option, one common share of beneficial interest in Vornado.
(b) Class C unit holders participate in distributions at an annual rate of $1.69, then pari passu with Class A. Based on the current level of dividends, Class C units will convert into Class A units in the third quarter of 1999.
(c) Mandatory conversion of Class C units into Class A units occurs after four consecutive quarters of distributions of at least $.4225 per Class A unit ($1.69 annually).
(d) Mandatory conversion of Class D units into Class A units occurs after four consecutive quarters of distributions of at least $.50375 per Class A unit ($2.015 annually).
(e)  Convertible into an equivalent Vornado preferred share.

                              VORNADO REALTY TRUST

7.     CONTINGENCIES

       At June 30, 1999, in addition to the $467,250,000 balance outstanding under the Company's revolving credit facility, the Company had utilized approximately $40,415,000 of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

       There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

8.     EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:


                                                              Three Months Ended June 30,         Six Months Ended June 30,
                                                             -----------------------------    -------------------------------
                                                                 1999             1998            1999              1998
                                                             -----------     -------------    ------------       ------------
(amounts in thousands except per share amounts)

Numerator:

     Net income...........................................   $    52,026     $     36,316      $    100,954     $     67,803
     Preferred stock dividends............................        (8,381)          (5,422)          (14,093)         (10,845)
                                                             -----------     -------------     ------------     -------------

Numerator for basic and diluted earnings per
     share - net income applicable to common
     shares...............................................   $    43,645     $     30,894      $     86,861     $     56,958
                                                             ===========     ============      ============     ============

Denominator:
     Denominator for basic earnings per share -
     weighted average shares..............................        85,634           82,159            85,362           77,197
     Effect of dilutive securities:
        Employee stock options............................         2,189            2,085             1,883            2,286
                                                             -----------     ------------      ------------     ------------

     Denominator for diluted earnings per share -
        adjusted weighted average shares and
        assumed conversions...............................        87,823           84,244            87,245           79,483
                                                             ===========     ============      ============     ============

     Net income per common share - basic..................   $       .51     $        .38      $       1.02     $        .74
                                                              ==========     ============      ============     ============

     Net income per common share - diluted................   $       .50     $        .37      $       1.00     $        .72
                                                              ==========     ============      ============     ============

9.     COMPREHENSIVE INCOME

       The following table sets forth the Company's comprehensive income:


                                                    Three Months Ended June 30,           Six Months Ended June 30,
                                               ----------------------------------   ------------------------------------
                                                     1999                1998              1999               1998
                                               ---------------    ---------------   -----------------    ---------------
(amounts in thousands)

Net income applicable to common shares......   $        43,645    $        30,894    $        86,861     $        56,958
Other comprehensive income..................             2,378              1,753              1,353               3,304
                                               ---------------    ---------------    ---------------     ---------------
Comprehensive income........................   $        46,023    $        32,647    $        88,214     $        60,262
                                               ===============    ===============    ===============     ===============

                              VORNADO REALTY TRUST

10.    SEGMENT INFORMATION

       The Company has four business segments: Office, Retail, Merchandise Mart Properties and Cold Storage.

         (amounts in thousands)


                                                                          Three Months Ended June 30,
                                                ---------------------------------------------------------------------------------
                                                                                       1999
                                                ---------------------------------------------------------------------------------
                                                                           Merchandise
                                                  Office        Retail         Mart          Cold Storage    Other(2)      Total
                                                ---------     ---------  ----------------   -------------    --------     -------
Total revenues.........................         $ 87,876      $ 43,009    $      33,367       $      --     $  1,936    $ 166,188
Total expenses.........................           52,313        17,884           17,853              --        7,629       95,679
                                                --------      --------    -------------       ---------     --------    ---------
Operating income.......................           35,563        25,125           15,514              --       (5,693)      70,509
Income applicable to
    Alexander's........................               --            --               --              --        1,839        1,839
Income from partially-owned
    entities...........................            6,617           223              728           8,506        5,851       21,925
Interest and other investment
    income.............................              318            --               69              --        4,513        4,900

Interest and debt expense..............          (11,778)       (8,085)          (6,869)             --       (8,552)     (35,284)
Minority interest......................           (5,480)       (3,081)          (1,697)         (1,605)          --      (11,863)
                                                --------      --------    -------------       ---------     --------    ---------
Net income.............................           25,240        14,182            7,745           6,901       (2,042)      52,026
Minority interest......................            5,480         3,081            1,697           1,605           --       11,863
Interest and debt expense(4)...........           22,101         8,740            6,869           6,893       14,735       59,338
Depreciation and amortization(4).......           14,693         4,252            4,105           7,615        2,027       32,692
Straight-lining of rents(4)............           (4,902)         (682)          (1,172)           (627)        (273)      (7,656)
Other..................................               --            --            --              1,114(3)     1,641        2,755
                                                --------      --------    -------------       ---------     --------    ---------
EBITDA(1)..............................         $ 62,612      $ 29,573    $      19,244       $  23,501     $ 16,088    $ 151,018
                                                ========      ========    =============       =========     ========    =========


                                                                          Three Months Ended June 30,
                                           ----------------------------------------------------------------------------------
                                                                                  1998
                                           ----------------------------------------------------------------------------------
                                                                        Merchandise
                                             Office         Retail         Mart        Cold Storage     Other(2)      Total
                                           -----------     --------     -----------    ------------     --------    ---------
Total revenues.........................    $    56,870     $ 40,973       $  28,310     $       --      $  2,370    $ 128,523
Total expenses.........................         35,045       16,679          16,452             --         5,377       73,553
                                           -----------     --------       ---------     ----------      --------    ---------
Operating income.......................         21,825       24,294          11,858             --        (3,007)      54,970
Income applicable to
   Alexander's.........................             --           --              --             --         1,490        1,490
Income from partially-owned
   entities............................          1,767           --             948          1,450         1,591        5,756
Interest and other investment
   income..............................          1,429        1,003             321             --         2,518        5,271
Interest and debt expense..............         (4,689)      (8,101)         (6,412)            --        (7,477)     (26,679)
Minority interest......................         (2,039)      (1,737)           (566)          (150)           --       (4,492)
                                           -----------     --------       ---------     ----------      --------    ---------
Net income.............................         18,293       15,459           6,149          1,300        (4,885)      36,316
Minority interest......................          2,039        1,737             566            150            --        4,492
Interest and debt expense(4)...........          8,992        8,101           6,412          6,336         8,911       38,752
Depreciation and
   amortization(4).....................          9,778        3,802           3,226          8,303         1,455       26,564
Straight-lining of rents(4)............         (2,056)        (721)         (1,283)            --          (259)      (4,319)
Other..................................             --           --              --          1,786           625        2,411
                                           -----------     --------       ---------     ----------      --------    ---------
EBITDA(1)..............................    $    37,046     $ 28,378       $  15,070     $   17,875      $  5,847    $ 104,216
                                           ===========     ========       =========     ==========      ========    =========

-------------------
  See footnotes 1-4 on page 14.

                              VORNADO REALTY TRUST

(amounts in thousands)

                                                                         Six Months Ended June 30,
                                          --------------------------------------------------------------------------------------
                                                                                   1999
                                          --------------------------------------------------------------------------------------
                                                                      Merchandise
                                           Office       Retail           Mart          Cold Storage        Other(2)       Total
                                          ---------    --------      -------------     ------------        --------     --------
Total revenues.........................   $ 175,152    $ 84,366      $      66,355       $      --         $  3,879    $ 329,752
Total expenses.........................     103,797      35,041             36,355              --           14,443      189,636
                                          ---------    --------      -------------       ---------         --------    ---------
Operating income.......................      71,355      49,325             30,000              --          (10,564)     140,116
Income applicable to
   Alexander's.........................          --          --                 --              --            3,341        3,341
Income from partially-owned
   entities............................      10,024         423              1,904          20,496            8,171       41,018
Interest and other investment
   income..............................         856          --                367              --            7,135        8,358
Interest and debt expense..............     (22,259)    (16,117)           (13,165)             --          (19,360)     (70,901)
Minority interest......................      (9,445)     (5,296)            (3,010)         (3,227)              --      (20,978)
                                          ---------    --------      -------------       ---------         --------    ---------
Net income.............................      50,531      28,335             16,096          17,269          (11,277)     100,954
Minority interest......................       9,445       5,296              3,010           3,227               --       20,978
Interest and debt expense(4)...........      36,706      17,429             13,165          13,558           28,179      109,037
Depreciation and
   amortization(4).....................      27,977       8,384              8,178          16,012            3,859       64,410
Straight-lining of rents(4)............      (8,615)     (1,317)            (2,280)           (627)             306      (12,533)
Other..................................          --          --                 --          (3,009)(3)        3,110          101
                                          ---------    --------      -------------       ---------         --------    ---------
EBITDA(1)..............................   $ 116,044    $ 58,127      $      38,169       $  46,430         $ 24,177    $ 282,947
                                          =========    ========      =============       =========         ========    =========


                                                                            June 30, 1999
                                        -------------------------------------------------------------------------------------
Balance sheet data:
     Real estate, net..................   $ 1,892,885    $  593,039   $  736,649   $       --   $   15,626    $  3,238,199
     Investments and
        advances to
        partially-owned
        entities.......................       385,663         3,202       26,913      457,296      292,960       1,166,034


                                                                       Six Months Ended June 30,
                                          ----------------------------------------------------------------------------------
                                                                                 1999
                                          ----------------------------------------------------------------------------------
                                                                       Merchandise
                                            Office       Retail           Mart         Cold Storage    Other(2)      Total
                                          ----------    --------     ---------------   ------------   ----------   ---------
Total revenues.........................    $ 103,715    $ 82,439     $      28,310     $      --      $   4,270    $ 218,734
Total expenses.........................       62,160      34,307            16,452            --         10,100      123,019
                                           ---------    --------     -------------     ---------      ---------    ---------
Operating income.......................       41,555      48,132            11,858            --         (5,830)      95,715
Income applicable to
   Alexander's.........................           --          --                --            --          3,146        3,146
Income from partially-owned
   entities............................        3,872          --               948         3,164          1,692        9,676
Interest and other investment
   income..............................        2,944       2,159               321            --          7,413       12,837
Interest and debt expense..............       (8,707)    (15,879)           (6,412)           --        (15,504)     (46,502)
Minority interest......................       (3,340)     (2,897)             (566)         (266)            --       (7,069)
                                           ---------    --------     -------------     ---------      ---------    ---------
Net income.............................       36,324      31,515             6,149         2,898         (9,083)      67,803
Minority interest......................        3,340       2,897               566           266             --        7,069
Interest and debt expense(4)...........       16,547      15,879             6,412        13,610         17,802       70,250
Depreciation and
   amortization(4).....................       17,221       7,755             3,226        17,819          2,623       48,644
Straight-lining of rents(4)............       (3,497)     (1,654)           (1,283)           --           (522)      (6,956)
Other..................................           --          --                --         1,786            849        2,635
                                           ---------    --------     -------------     ---------      ---------    ---------
EBITDA(1)..............................    $  69,935    $ 56,392     $      15,070     $  36,379      $  11,669    $ 189,445
                                           =========    ========     =============     =========      =========    =========


                                                                        December 31, 1998
                                        -------------------------------------------------------------------------------------
Balance sheet data:
     Real estate, net..................   $   1,777,919   $  565,723    $   729,485   $       --    $   15,948    $ 3,089,075
     Investments and
        advances to
        partially-owned
        entities.......................         118,337        2,946         26,638      459,172       220,747        827,840

--------------------------
     See footnotes 1-4 on the next page.

                              VORNADO REALTY TRUST

Notes to segment information:

   (1) EBITDA represents net income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
   (2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.
   (3) Includes a charge of $1,114 for the three months ended June 30, 1999 and a benefit of $3,210 for the six months ended June 30, 1999 for income taxes, which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REITs.
   (4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

11.    SUBSEQUENT EVENTS

       350 North Orleans Financing

       On July 8, 1999, the Company completed a $70,000,000 mortgage financing of its 350 North Orleans property in Chicago. The Company received proceeds of $40,000,000 and is expected to receive the remaining $30,000,000 during the next year upon meeting certain debt service coverage requirements. The new 3-year debt matures in June 2002 and bears interest at LIBOR + 1.65% (currently 6.83%).

       Acquisition of 909 Third Avenue

       On July 22, 1999, the Company acquired 909 Third Avenue, a 33 story Manhattan office building for approximately $123,000,000, including $109,000,000 of indebtedness.

       Hotel Pennsylvania

       On August 5, 1999, the Company increased its interest in the Hotel Pennsylvania to 100% by acquiring Planet Hollywood International, Inc.'s ("Planet Hollywood") 20% interest in the hotel. Under the agreement, the Company will purchase the 20% interest for approximately $18,000,000 and will assume $24,000,000 of existing debt. In connection with the transaction, Vornado also terminated the licensing agreement with Planet Hollywood for an Official All-Star Hotel. The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden. The acquisition is expected to close in the third quarter of 1999.

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

            OVERVIEW

            The Company's net income was $52,026 in the three months ended June 30, 1999, as compared to $36,316 in the prior year's quarter, an increase of $15,710. The Company's net income was $100,954 in the six months ended June 30, 1999, as compared to $67,803 in the prior year's six months, an increase of $33,151. EBITDA, as defined,(1) was $151,018 in the three months ended June 30, 1999, as compared to $104,216 in the prior year's quarter, an increase of $46,802. EBITDA was $282,947 in the six months ended June 30, 1999 as compared to $189,445 in the prior year's six months, an increase of $93,502.

            Below is a summary of net income and EBITDA by segment for the three and six months ended June 30, 1999 and 1998:


                                                              For The Three Months Ended June 30, 1999
                                           ---------------------------------------------------------------------------
                                                                              Merchandise
                                              Total       Office     Retail      Mart      Cold Storage     Other(2)
                                           ----------    --------    -------  -----------  -------------   -----------
Total revenues..........................    $166,188    $ 87,876    $ 43,009   $  33,367     $      --      $   1,936
Total expenses..........................      95,679      52,313      17,884      17,853            --          7,629
                                            --------    --------    --------   ---------     ---------      ---------
Operating income........................      70,509      35,563      25,125      15,514            --         (5,693)
Income applicable to Alexander's .......       1,839          --          --          --            --          1,839
Income from partially-owned entities....      21,925       6,617         223         728         8,506          5,851
Interest and other investment income....       4,900         318          --          69            --          4,513
Interest and debt expense...............     (35,284)    (11,778)     (8,085)     (6,869)           --         (8,552)
Minority interest.......................     (11,863)     (5,480)     (3,081)     (1,697)       (1,605)            --
                                            --------    --------    --------   ---------     ---------      ---------
Net income..............................      52,026      25,240      14,182       7,745         6,901         (2,042)
Minority interest.......................      11,863       5,480       3,081       1,697         1,605             --
Interest and debt expense (4)...........      59,338      22,101       8,740       6,869         6,893         14,735
Depreciation and amortization (4).......      32,692      14,693       4,252       4,105         7,615          2,027
Straight-lining of rents (4)............      (7,656)     (4,902)       (682)     (1,172)         (627)          (273)
Other...................................       2,755          --          --          --         1,114(3)       1,641
                                            --------    --------    --------   ---------     ---------      ---------
EBITDA (1)..............................    $151,018    $ 62,612    $ 29,573   $  19,244     $  23,501      $  16,088
                                            ========    ========    ========   =========     =========      =========

                                                               For The Three Months Ended June 30, 1998
                                            -----------------------------------------------------------------------------
                                                                                 Merchandise
                                               Total      Office      Retail        Mart       Cold Storage     Other(2)
                                            ----------   --------    ---------   -----------   ------------    ----------
Total revenues..........................    $ 128,523   $ 56,870     $ 40,973    $   28,310     $       --     $  2,370
Total expenses..........................       73,553     35,045       16,679        16,452             --        5,377
                                            ---------   --------     --------    ----------     ----------     --------
Operating income........................       54,970     21,825       24,294        11,858             --       (3,007)
Income applicable to Alexander's .......        1,490         --           --            --             --        1,490
Income from partially-owned entities....        5,756      1,767           --           948          1,450        1,591
Interest and other investment income....        5,271      1,429        1,003           321             --        2,518
Interest and debt expense...............      (26,679)    (4,689)      (8,101)       (6,412)            --       (7,477)
Minority interest.......................       (4,492)    (2,039)      (1,737)         (566)          (150)          --
                                            ---------   --------     --------    ----------     ----------     --------
Net income..............................       36,316     18,293       15,459         6,149          1,300       (4,885)
Minority interest.......................        4,492      2,039        1,737           566            150           --
Interest and debt expense (4)...........       38,752      8,992        8,101         6,412          6,336        8,911
Depreciation and amortization (4).......       26,564      9,778        3,802         3,226          8,303        1,455
Straight-lining of rents (4)............       (4,319)    (2,056)        (721)       (1,283)            --         (259)
Other...................................        2,411         --           --            --          1,786          625
                                            ---------   --------     --------    ----------     ----------     --------
EBITDA (1)..............................    $ 104,216   $ 37,046     $ 28,378    $   15,070     $   17,875     $  5,847
                                            =========   ========     ========    ==========     ==========     ========


  Footnotes 1-4 are explained on the following page.


                                                                           For The Six Months Ended June 30, 1999
                                             -------------------------------------------------------------------------------------
                                                                                      Merchandise
                                                 Total       Office       Retail          Mart       Cold Storage        Other(2)
                                             -----------   ---------    ---------   -------------   -------------    -------------
Total revenues...........................     $ 329,752    $ 175,152    $  84,366    $    66,355     $       --       $    3,879
Total expenses...........................       189,636      103,797       35,041         36,355             --            14,44
                                                -------      -------       ------    -----------        -------            -----
Operating income.........................       140,116       71,355       49,325         30,000             --          (10,564)
Income applicable to Alexander's ........         3,341           --           --             --             --            3,341
Income from partially-owned entities.....        41,018       10,024          423          1,904         20,496            8,171
Interest and other investment income.....         8,358          856           --            367             --            7,135
Interest and debt expense................       (70,901)     (22,259)     (16,117)       (13,165)            --          (19,360)
Minority interest........................       (20,978)      (9,445)      (5,296)        (3,010)        (3,227)              --
                                                -------       ------       ------    -----------         ------        ---------
Net income...............................       100,954       50,531       28,335         16,096         17,269          (11,277)
Minority interest........................        20,978        9,445        5,296          3,010          3,227               --
Interest and debt expense (4)............       109,037       36,706       17,429         13,165         13,558            28,17
Depreciation and amortization (4)........        64,410       27,977        8,384          8,178         16,012            3,859
Straight-lining of rents (4).............       (12,533)      (8,615)      (1,317)        (2,280)          (627)             306
Other....................................           101           --           --             --         (3,009)(3)        3,110
                                               --------      -------      -------    -----------         ------           ------
EBITDA (1)...............................     $ 282,947    $ 116,044    $  58,127    $    38,169     $   46,430       $   24,177
                                               ========      =======      =======    ===========         ======           ======



                                                                           For The Six Months Ended June 30, 1999
                                             -------------------------------------------------------------------------------------
                                                                                      Merchandise
                                                 Total         Office      Retail          Mart       Cold Storage       Other(2)
                                             -----------     ---------    ---------   -------------   -------------   ------------
Total revenues............................    $218,734      $  103,715     $  82,439    $  28,310      $       --      $   4,270
Total expenses............................     123,019          62,160        34,307       16,452              --         10,100
                                               -------          ------        ------     ---------        --------        ------
Operating income..........................      95,715          41,555        48,132       11,858              --         (5,830)
Income applicable to Alexander's .........       3,146              --            --           --              --          3,146
Income from partially-owned entities......       9,676           3,872            --          948           3,164          1,692
Interest and other investment income......      12,837           2,944         2,159          321              --          7,413
Interest and debt expense.................     (46,502)         (8,707)      (15,879)      (6,412)             --        (15,504)
Minority interest ........................      (7,069)         (3.340)       (2,897)        (566)           (266)            --
                                                ------          ------      ---------     --------         ------       --------
Net income................................      67,803          36,324        31,515        6,149           2,898         (9,083)
Minority interest.........................       7,069           3,340         2,897          566             266             --
Interest and debt expense (4).............      70,250          16,547        15,879        6,412          13,610         17,802
Depreciation and amortization (4).........      48,644          17,221         7,755        3,226          17,819          2,623
Straight-lining of rents (4)..............      (6,956)         (3,497)       (1,654)      (1,283)             --           (522)
Other.....................................       2,635              --            --           --           1,786            849
                                              --------        --------     ---------    ---------       ---------       --------
EBITDA (1)................................    $189,445      $   69,935     $  56,392    $  15,070        $ 36,379      $  11,669
                                              ========          ======       =======      =======        ========       ========

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

(3) Includes a charge of $1,114 for the three months ended June 30, 1999 and a benefit of $3,210 for the six months ended June 30, 1999 for income taxes which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REITs.

(4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

       Below are the details of the changes by segment in EBITDA. The change in the Cold Storage EBITDA is discussed in Income from partially-owned entities.


                                                                                       Merchandise      Cold
                                                Total        Office        Retail         Mart         Storage        Other
                                            -----------  ------------  ------------   -------------  -----------  ------------
Three months ended
      June 30, 1998.......................  $  104,216   $     37,046   $    28,378    $    15,070   $   17,875   $     5,847
1999 Operations:
      Same store operations(1)............       6,187          4,537           688            756          397          (191)
      Acquisitions and other..............      40,615         21,029           507          3,418        5,229        10,432
                                             ---------   -------------  -----------    -----------   ----------   -----------
Three months ended
      June 30, 1999.......................  $  151,018   $     62,612   $    29,573    $    19,244   $   23,501   $    16,088
                                             =========   ============   ===========    ===========   ==========   ===========
      % increase in same
         store operations.................      5.9%          12.2%         2.4%            5.0%         2.2%         (3.3%)

    (1) Represents operations which were owned for the same period in each year.

       Revenues

       The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $166,188 in the three months ended June 30, 1999, compared to $128,523 in the prior year's quarter, an increase of $37,665. This increase by segment resulted from:

                                        Date of                                                       Merchandise
                                      Acquisition            Total         Office       Retail           Mart          Other
                                      -----------         ----------   ------------  -----------   ---------------  ------------
Property Rentals:
Acquisitions:
      888 Seventh Avenue............   January 1999        $  6,086      $    6,086   $       --    $         --     $       --
      Market Square Complex.........   December 1998          3,932              --           --           3,932             --
      Mendik RELP Properties........   December 1998          7,338           7,338           --              --             --
      20 Broad Street...............   August 1998            2,742           2,742           --              --             --
      689 Fifth Avenue..............   August 1998              861             861           --              --             --
      770 Broadway..................   July 1998              3,069           3,069           --              --             --
      40 Fulton Street..............   June 1998              1,037           1,037           --              --             --
                                                           --------    ------------   ----------    ------------     ----------
                                                             25,065          21,133           --           3,932             --
                                                           ---------   ------------   ----------    ------------     ----------
Leasing activity, including
      $312 of step-ups
      in Retail.....................                          7,297           6,758          258             366            (85)
                                                           --------    ------------   ----------    ------------     ----------
Total increase in property
      rentals.......................                         32,362          27,891          258           4,298            (85)
                                                           --------    ------------   ----------    ------------     ----------
Tenant expense reimbursements:
Increase in tenant expense
      reimbursements due to
      acquisitions..................                          1,942           1,308           --             634             --
Other ..............................                          2,107             338        1,802             (37)             4
                                                           --------    ------------   ----------    ------------     ----------
Total increase in tenant
      expense reimbursements........                          4,049           1,646        1,802             597              4
                                                           --------    ------------   ----------    ------------     ----------
Other income........................                          1,254           1,469          (24)            162           (353)
                                                           --------    ------------   ----------    ------------     ----------
Total increase in revenues..........                       $ 37,665     $    31,006   $    2,036    $      5,057     $     (434)
                                                            ========   ============   ==========    ============     ==========

       Expenses

       The Company's expenses were $95,679 in the three months ended June 30, 1999 compared to $73,553 in the prior year's quarter, an increase of $22,126. This increase by segment resulted from:


                                                                                    Merchandise
                                          Total          Office        Retail          Mart            Other
                                         --------      ---------      --------     -------------   ------------

Operating:
     Acquisitions......................  $  11,859      $  10,691     $    --      $      1,168      $         --
     Same store operations.............      2,612          2,441       1,044(3)           (820)              (53)
                                            ------          -----       -----        ----------      ------------
                                            14,471         13,132       1,044               348               (53)
                                            ------         ------       -----        ----------      ------------
Depreciation and
     amortization:
     Acquisitions......................      2,989          2,341          --               648                --
     Same store operations.............      1,567          1,246         129               231               (39)
                                             -----         ------       -----        ----------      ------------
                                             4,556          3,587         129               879               (39)
                                             -----         ------       -----        ----------      ------------
General and administrative:                  3,099(2)         579           2               174      $      2,344(1)
                                            ------         ------       -----        ----------      ------------
                                         $  22,126      $  17,298     $ 1,175      $      1,401      $      2,252
                                            ======         ======       =====        ==========      ============

(1) Retail general and administrative expenses are included in corporate expenses which are not allocated.

(2) Of this increase: (i) $201 is attributable to acquisitions, (ii) $2,501 resulted from payroll, primarily for additional employees and corporate office expenses, and (iii) $397 resulted from professional fees.

(3) Increase in common area maintenance expense of $2,047, partially offset by a decrease in repairs and maintenance and bad debt expense.

       Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $1,839 in the three months ended June 30, 1999, compared to $1,490 in the prior year's quarter, an increase of $349.

       Income from partially-owned entities was $21,925 in the three months ended June 30, 1999, compared to $5,756 in the prior year's quarter, an increase of $16,169. This increase by segment resulted from:


                                               Date of                                           Merchandise      Cold
                                            Acquisition       Total        Office       Retail      Mart        Storage     Other
                                          ---------------   --------     ---------    ---------  -----------  ----------  --------
Acquisitions:
   Cold Storage..........................  June/July 1998    $ 3,720       $    --       $  --   $      --     $ 3,720     $    --
   Newkirk Joint Ventures................  July 1998           3,277            --          --          --          --       3,277
   Caguas................................  November 1998         223            --         223          --          --          --
   CESCR.................................  March 1999          4,720         4,720          --          --          --          --
                                                              ------        ------       -----     -------       -----      ------
                                                              11,940         4,720         223          --       3,720       3,277
Increase (decrease) in equity in income:
     Cold Storage........................                      3,168(1)         --          --          --       3,168(1)       --
     Hotel Pennsylvania..................                        980            --          --          --          --         980
     Mendik partially-owned
        office buildings.................                       (175)(2)      (175)(2)      --          --          --          --
     Merchandise Mart
        Management Company...............                       (220)           --          --        (220)         --          --
     Other...............................                        476           305          --          --         168           3
                                                               -----        ------        ----     -------       -----       -----
                                                             $16,169       $ 4,850       $ 223   $    (220)    $ 7,056     $ 4,260
                                                              ======        ======         ===     =======       =====      ======

     (1) Includes a charge for income taxes of $1,114 resulting from the reversal of income taxes because of the expected conversion of the Cold Storage Companies to REITs.

     (2) Reflects the elimination of the Company's equity in income of Two Park Avenue which is wholly-owned as of November 17, 1998 and accordingly is consolidated in 1999.

       Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $4,900 for the three months ended June 30, 1999, compared to $5,271 in the prior year's quarter, a decrease of $371. This decrease resulted primarily from lower average investments this year.

       Interest and debt expense was $35,284 for the three months ended June 30, 1999, compared to $26,679 in the prior year's quarter, an increase of $8,605. This increase resulted primarily from debt in connection with acquisitions.

       Minority interest was $11,863 for the three months ended June 30, 1999, compared to $4,492 in the prior year's quarter, an increase of $7,371. Of this increase $5,525 is due to acquisitions and $1,846 results from higher income.

       Preferred stock dividends were $8,381 for the three months ended June 30, 1999, compared to $5,422 in the prior year's quarter, an increase of $2,959. This increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred shares in March 1999 and Series C Cumulative Redeemable Preferred Shares in May 1999.

       SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

       Below are the details of the changes by segment in EBITDA. The change in the Cold Storage EBITDA is discussed in Income from partially-owned entities.


                                                                                           Merchandise      Cold
                                                   Total        Office        Retail          Mart        Storage      Other
                                                ----------  -----------  --------------  -------------  ----------  ----------
Six months ended
      June 30, 1998.......................      $ 189,445   $   69,935   $      56,392    $    15,070   $  36,379    $  11,669
1999 Operations:
      Same store operations(1)............         10,778        8,196           2,067            756         582         (823)
      Acquisitions and other..............         82,724       37,913            (332)        22,343       9,469       13,331
                                                   ------      -------      ----------       --------       -----       ------
Six months ended
      June 30, 1999.......................      $ 282,947   $  116,044   $      58,127    $    38,169   $  46,430    $  24,177
                                                  =======     ========      ==========       ========      ======       ======
      % increase in same
         store operations.................          5.7%        11.7%           3.7%           5.0%         1.6%        (7.0%)

   (1) Represents operations which were owned for the same period in each year.

Revenues

     The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $329,752 in the six months ended June 30, 1999, compared to $218,734 in the prior year's six months, an increase of $111,018. This increase by segment resulted from:


                                  Date of                                            Merchandise
                                Acquisition       Total        Office       Retail       Mart        Other
                               -------------    ---------     --------    ---------  ------------   -------
Property Rentals:
Acquisitions:
   888 Seventh Avenue....     January 1999      $  11,364    $  11,364    $    --    $      --     $    --
   Market Square Complex.     December 1998         7,390           --         --        7,390          --
   Mendik RELP Properties     December 1998        14,164       14,164         --           --          --
   20 Broad Street.......     August 1998           5,444        5,444         --           --          --
   689 Fifth Avenue......     August 1998           1,722        1,722         --           --          --
   770 Broadway..........     July 1998             5,747        5,747         --           --          --
   40 Fulton Street.....      June 1998             2,605        2,605         --           --          --
   Merchandise Mart
     Properties..........     April 1998           27,227           --         --       27,227          --
   150 East 58th Street..     March 1998            2,403        2,403         --           --          --
   One Penn Plaza........     February 1998         5,478        5,478         --           --          --
   Westport..............     January 1998            274          274         --           --          --
                                                   ------     --------    -------    ---------     -------
                                                   83,818       49,201         --       34,617          --
                                                   ------     --------    -------    ---------     -------
Leasing activity, including
   $624 of step-ups
   in Retail.............                          14,338       13,737        672          366        (437)
                                                   ------     --------    -------    ---------     -------
Total increase in property
   rentals...............                          98,156       62,938        672       34,983        (437)
                                                   ------     --------    -------    ---------     -------
Tenant expense
reimbursements:
Increase in tenant expense
   reimbursements due to
   acquisitions..........                           6,327        3,741         --        2,586          --
Other....................                           2,754        1,169      1,685          (37)        (63)
                                                    -----     --------    -------    ---------     -------
Total increase in tenant
   expense reimbursements                           9,081        4,910      1,685        2,549         (63)
                                                    -----     --------    -------    ---------     -------
Other income.............                           3,781        3,589       (430)         513         109
                                                    -----     --------    -------    ---------     -------
Total increase in revenues                      $ 111,018    $  71,437    $ 1,927    $  38,045     $  (391)
                                                  =======     ========    =======    =========     =======

     Expenses

     The Company's expenses were $189,636 in the six months ended June 30, 1999 compared to $123,019 in the prior year's six months, an increase of $66,617. This increase by segment resulted from:


                                                                        Merchandise
                              Total         Office       Retail             Mart          Other
                           ----------      ----------   ---------     ---------------  -----------
Operating:
   Acquisitions.........   $  39,448       $  25,459     $    --         $    13,989    $      --
   Same store operations       5,907           5,883         696(3)             (820)         148
                               -----           -----        ----         -----------      -------
                              45,355          31,342         696              13,169          148
                              ------          ------        ----         -----------      -------
Depreciation and
   amortization:
   Acquisitions.........      10,600           5,879        ----               4,721           --
   Same store operations       2,882           2,689          36                 231          (74)
                               -----           -----        ----         -----------      -------
                              13,482           8,568          36               4,952          (74)
                              ------           -----        ----         -----------      -------
General and
administrative:                7,780(2)        1,727           2               1,782        4,269(1)
                              ------           -----        ----         -----------      -------
                           $  66,617       $  41,637     $   734         $    19,903    $   4,343
                              ======          ======        ====         ===========      =======

    (1) Retail general and administrative expenses are included in corporate expenses which are not allocated.

    (2) Of this increase: (i) $2,382 is attributable to acquisitions, (ii) $3,745 resulted from payroll, primarily for additional employees and corporate office expenses, and (iii) $1,653 resulted from professional fees.

    (3) Increase in common area maintenance expense of $1,915, partially offset by a decrease in repairs and maintenance and bad debt expense.

     Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $3,341 in the six months ended June 30, 1999, compared to $3,146 in the prior year's six months, an increase of $195.

     Income from partially-owned entities was $41,018 in the six months ended June 30, 1999, compared to $9,676 in the prior year's six months, an increase of $31,342. This increase by segment resulted from:


                                  Date of                                           Merchandise      Cold
                                Acquisition       Total     Office        Retail       Mart         Storage         Other
                             ----------------   --------   ---------    ---------  -------------   ---------     ----------
Acquisitions:
  Cold Storage...........     June/July 1998     $7,628     $   --        $     --    $    --       $  7,628       $     --
  Newkirk Joint Ventures.     July 1998           5,309         --              --         --             --          5,309
  Merchandise Mart
    Management Company...     April 1998            956         --              --        956             --             --
  Caguas.................     November 1998         423         --             423         --             --             --
  CESCR..................                         6,850      6,850              --         --             --             --
                                                 ------      -----            ----    -------         ------          -----
                                                 21,166      6,850             423        956          7,628          5,309
Increase (decrease) in
equity in income:
   Cold Storage..........                         9,369(1)      --              --         --          9,369(1)          --
   Hotel Pennsylvania....                         1,179         --              --         --             --          1,179
   Mendik partially-owned
     office buildings....                          (771)(2)   (771)(2)          --         --             --             --
   Other.................                           399         73              --         --            335             (9)
                                                -------      -----              --    -------         ------          -----
                                                $31,342     $6,152        $    423    $   956       $ 17,332       $  6,479
                                                =======      =====             ===    =======         ======          =====

   (1) Includes a benefit for income taxes of $3,210 resulting from the reversal of income taxes because of the expected conversion of the Cold Storage Companies to REITs.

   (2) Reflects the elimination of the Company's equity in income of Two Park Avenue which is wholly-owned as of November 17, 1998 and accordingly is consolidated in 1999.

     Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $8,358 for the six months ended June 30, 1999, compared to $12,837 in the prior year's six months, a decrease of $4,479. This decrease resulted primarily from lower average investments this year.

     Interest and debt expense was $70,901 for the six months ended June 30, 1999, compared to $46,502 in the prior year's six months, an increase of $24,399. This increase resulted primarily from debt in connection with acquisitions.

     Minority interest was $20,978 for the six months ended June 30, 1999, compared to $7,069 in the prior year's six months, an increase of $13,909. Of this increase $9,857 is due to acquisitions and $4,052 results from higher income.

     Preferred stock dividends were $14,093 for the six months ended June 30, 1999, compared to $10,845 in the prior year's six months, an increase of $3,248. This increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred shares in March 1999 and Series C Cumulative Redeemable Preferred Shares in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Six Months Ended June 30, 1999

     Cash flows provided by operating activities of $86,796 was primarily comprised of (i) income of $100,954 and (ii) adjustments for non-cash items of $2,246, offset by (iii) the net change in operating assets and liabilities of $16,404. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $38,877 and (ii) minority interest of $20,978, partially offset by (iii) the effect of straight-lining of rental income of

$15,393 and (iv) equity in net income of partially-owned entities of $41,018. The net change in operating assets and liabilities primarily reflects an increase in prepaid expenses of $29,246.

     Net cash used in investing activities of $142,320 was primarily comprised of (i) capital expenditures of $86,731 (see detail below), (ii) investment in notes and mortgages receivable of $60,567 (including $41,200 loan to CAPI and $18,587 loan to Vornado Operating Company), (iii) acquisitions of real estate of $45,000 (see detail below) and (iv) investments in partially-owned entities of $13,200 (see detail below), partially offset by (vii) the use of cash restricted for tenant improvements of $24,548, (viii) proceeds from sale of Cold Storage assets of $22,769 and (ix) proceeds from the repayment of mortgage loans receivable of $19,367 (including $14,000 from Vornado Operating Company).

     Acquisitions of real estate and investments in partially-owned entities are comprised of:


                                                             Debt         Value of       Assets
                                                  Cash      Assumed     Units Issued    Acquired
                                               ----------   ---------   -------------  ------------
Real Estate:
   888 Seventh Avenue Office Building......     $ 45,000     $ 55,000   $      --       $  100,000
                                                ========     ========   =========       ==========
Investments in Partially Owned Entities:
   Charles E. Smith Commercial Realty L.P.:
     Additional investment.................     $     --     $     --   $ 242,000       $  242,000
     Reacquired units from Vornado Operating
       Company.............................       13,200           --          --           13,200
     Crystal City hotel land...............           --           --       8,000            8,000
   Additional investment in Newkirk Joint
       Ventures............................           --           --      47,800           47,800
                                                --------     --------   ---------       ----------
                                                $ 13,200     $     --   $ 297,800       $  311,000
                                                ========     ========   =========       ==========

Capital expenditures were comprised of:


                                           New York                Merchandise
                                          City Office     Retail       Mart        Other       Total
                                         -------------   --------  -----------   --------   ---------
Expenditures to maintain the assets..      $ 2,338      $    411    $   5,433     $1,479     $ 9,661
Tenant allowances and leasing
commissions..........................       12,360           711        9,791         --      22,922
Redevelopment expenditures...........       38,097        16,051           --         --      54,148
                                           -------        ------    ---------     ------     -------
                                           $52,795      $ 17,233    $  15,224     $1,479     $86,731
                                           =======        ======    =========     ======     =======

     Net cash used in financing activities of $50,770 was primarily comprised of
(i) repayments of borrowings of $306,490, (ii) dividends paid on common shares $74,432 and (iii) dividends paid on preferred shares of $12,655, and (iv) distributions to minority partners of $12,226 partially offset by, (v) proceeds from issuance of preferred shares of $193,282 and (vi) proceeds from borrowings of $165,000.

     Six Months Ended June 30, 1998

     Cash flows provided by operating activities of $82,211 was primarily comprised of (i) net income of $67,803 and (ii) adjustments for non-cash items of $16,069, offset by (iii) the net change in operating assets and liabilities of $1,661. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $26,834 and (ii) minority interest of $7,069, partially offset by (iii) the effect of straight-lining of rental income of $6,414 and (iv) equity in net income of partially-owned entities of $9,676.

     Net cash used in investing activities of $979,681 was primarily comprised of (i) acquisitions of real estate of $681,387 (see detail below), (ii) investments in partially-owned entities of $165,633 (see detail below), (iii) deposits in connection with real estate acquisitions of $133,072 and (iv) capital expenditures of $47,450, partially offset by

(v) proceeds from the repayment of mortgage loans receivable of $57,663 (Rickel and Riese mortgage loans). Acquisitions of real estate and investments in partially-owned entities comprised of:


                                                                                  Value of            Total
                                                       Cash      Debt Assumed   Units Issued      Consideration
                                                    ----------   -------------  -------------    --------------
Real Estate:
Merchandise Mart Properties............              $187,000*     $327,000*       $116,000         $ 630,000
One Penn Plaza Office Building.........               317,000        93,000              --           410,000
150 East 58th Street Office Building...               118,000            --              --           118,000
40 Fulton Street Office Building.......                54,000            --              --            54,000
Other..................................                 5,387            --              --             5,387
                                                     --------      --------        --------        ----------
                                                     $681,387      $420,000        $116,000        $1,217,387
                                                     ========      ========        ========        ==========

Investments in Partially Owned Entities:
Hotel Pennsylvania (acquisition of additional        $ 22,000      $ 48,000        $     --        $   70,000
    40% interest increasing ownership to 80%)
570 Lexington Avenue Office Building (increased
    interest from 5.6% to approximately 50%)           32,300         4,900              --            37,200
Acquisition of Freezer Services, Inc. (60%
    interest).........................                 58,000        16,000           6,000            80,000
Reduction in Cold Storage Companies debt
   (60% interest)......................                44,000            --              --            44,000
Other..................................                 9,333            --              --             9,333
                                                     --------      --------        --------         ---------
                                                     $165,633      $ 68,900        $  6,000         $ 240,533
                                                     ========      ========        ========         =========

*    Reflects July 1998 repayment of $26,000 of debt.

     Net cash provided by financing activities of $799,100 was primarily comprised of (i) proceeds from borrowings of $1,295,855 and (ii) proceeds from the issuance of common shares of $445,282, partially offset by (iii) repayment of borrowings of $863,258, (iv) dividends paid on common shares of $58,893, (v) dividend paid on preferred shares of $10,845 (includes accretion of expenses of issuing the preferred shares of $1,438) and (vi) distributions to minority partners of $2,577.

     Funds from Operations for the Three and Six Months Ended June 30, 1999 and 1998

     Funds from operations was $74,987 in the three months ended June 30, 1999, compared to $54,752 in the prior year's quarter, an increase of $20,235. Funds from operations was $140,414 in the six months ended June 30, 1999, compared to $99,181 in the prior year's six months, an increase of $41,233. The following table reconciles funds from operations and net income:

                                           For the Three Months Ended      For the Six Months Ended
                                                    June 30,                       June 30,
                                          -----------------------------   --------------------------
                                             1999            1998            1999            1998
                                          ------------     ------------   ------------    ----------
Net income applicable to common shares      $43,645        $30,894          $86,861       $56,958
Depreciation and amortization of real
   property..........................        18,945         14,839           37,697        25,033
Straight-lining of property rentals for
   rent escalations..................        (6,555)        (4,122)         (11,850)       (6,414)
Leasing fees received in excess of
   income recognized.................           421            369              801           737
Proportionate share of adjustments to
   equity in net income of partially-owned
   entities to arrive at funds from
   operations........................        13,603         13,429           22,505        24,376
Appreciation of securities held in
officer's deferred compensation trust.          747             --            1,667            --
Gain on sale of securities available
   for sale..........................           (89)            --             (383)           --
Minority interest in excess of
   preferential distributions........        (1,153)          (657)          (2,307)       (1,509)
                                            -------        -------          -------       -------
                                             69,564         54,752          134,991        99,181
Dilutive effect of Series A preferred
   shares............................         5,423             --            5,423            --
                                            -------        -------          -------       -------
Funds from Operations - diluted......       $74,987        $54,752         $140,414       $99,181
                                            =======        =======          ========      =======

     The number of shares that should be used for determining funds from operations per share is as follows:


                                             For the Three Months Ended      For the Six Months Ended
                                                      June 30,                       June 30,
                                           -----------------------------    ---------------------------
                                               1999            1998            1999            1998
                                           ------------     ------------    ----------      -----------
Weighted average shares..............          85,634         82,159           85,362          77,197
Effect of dilutive securities:

   Employee stock options............           2,189          2,085            1,883           2,286
   Series A preferred shares.........           8,018             --            4,009              --
                                              -------        -------          -------         -------
Denominator for diluted funds from
   operations per share - adjusted
   weighted average shares and assumed
   conversions  .....................          95,841         84,244           91,254          79,483
                                              =======        =======          =======         =======

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


                                     For the Three Months Ended June 30,        For the Six Months Ended June 30,
                                   --------------------------------------      -----------------------------------
                                         1999                  1998                   1999              1998
                                   ---------------         ------------        ---------------     ---------------
Operating activities...........      $    66,456            $    46,780         $    86,796          $    82,211
                                     ===========            ===========         ===========          ===========
Investing activities...........      $    (1,228)           $  (435,816)        $  (142,320)         $  (979,681)
                                     ===========            ===========         ===========          ===========
Financing activities...........      $   (83,853)           $   409,963         $   (50,770)         $   799,100
                                     ===========            ===========         ===========          ===========

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

     In March 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc.

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

     In May 1999, the Company completed the sale of 4 million 8.5% Series C Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $96,900. Additionally in May 1999, 600,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $14,500. The perpetual preferred shares may be called without penalty at the option of the Company commencing on May 17, 2004.

     In May 1999, the Company sold an aggregate of $27,500 of 8.375% Series D-2 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $27,467. The perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 27, 2004.

     On July 8, 1999, the Company completed a $70,000 mortgage financing of its 350 North Orleans property in Chicago. The Company received proceeds of $40,000 and is expected to receive the remaining $30,000 during the next year upon meeting certain debt service coverage requirements. The new 3-year debt matures in June 2002 and bears interest at LIBOR + 1.65% (currently 6.83%).

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

     The Company and its partially-owned entities have completed their initial assessment, inventory and planning phases of their plan and have determined that the majority of their systems, including all mission critical systems are already year 2000 compliant. The Company anticipates that any issues encountered with informational or operational systems will be remediated. The Company expects that where appropriate, all mission critical systems will be tested by September 30, 1999. The cost of the Company's year 2000 plan is not expected to be material to 1999 operations.

     The Company believes that its exposure may be the failure of third parties (i.e., energy providers) in meeting their commitments which may result in temporary business interruption at the Company's buildings, retail centers, mart properties, cold storage warehouses and other real estate related properties. The Company has contingency plans for its own day to day informational and operational systems that will be completed by October 31, 1999. Failure of third parties with which the Company conducts business to successfully respond to their year 2000 issues may have an adverse effect on the Company.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because the Company does not currently utilize derivatives or engage in significant hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

     In April, 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), which is effective for the Company in the first quarter of 1999. The Company has no deferred organization costs or other deferred start-up costs as defined in SOP 98-5, and therefore adoption of SOP 98-5 had no material impact in 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     At June 30, 1999, the Company had $1,180,431,000 of variable rate debt bearing interest at a weighted average interest rate of 6.26% and $784,112,000 of fixed rate debt bearing interest at a weighted average interest rate of 7.02%. A one-percent increase in the base used to determine the interest rate of the variable rate debt would result in a $11,804,000 increase in the Company's annual interest expense. Additionally, the Company's share of partially-owned entities (i) variable rate debt was $166,132,000 bearing interest at a weighted average interest rate of 7.03% and (ii) fixed rate debt was $1,030,008,000 bearing interest at a weighted average interest rate of 7.51%. A one-percent increase in the base used to determine the interest rate on the Company's share of the variable rate debt from partially-owned entities would result in a $1,661,000 decrease in the Company's annual income from partially-owned entities. The total decrease in the Company's annual net income for a one-percent increase in the base is $11,580,000 or $.13 per diluted share, after the minority interest's share of such decrease.

PART II.       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 2, 1999 the Company held its annual meeting of shareholders. The matters on which the shareholders voted, in person or by proxy, were (i) for the election of two nominees to serve on the Board of Trustees for a term of three years or until their respective successors are duly elected and qualify and (ii) an amendment to Vornado's Omnibus Share Plan (the "Plan") to authorize the allocation of an additional 7,000,000 common shares of beneficial interest to be reserved for sale and issuance under the Plan. The two nominees were elected and the amendment to the Plan was approved. The results of the voting are shown below:


Election of Trustees:
                                                       Votes Cast
                                                       Against or
      Trustee                      Votes Cast For       Withheld
      --------------               --------------      -----------
      Stanley Simon                  71,657,536         1,253,655
      Ronald Targan                  72,029,875           881,316



Amendment to Omnibus Share Plan:

                                                        Votes Cast
                                                        Against or
                                   Votes Cast For        Withheld
                                   --------------      -----------
                                     52,010,826        10,943,025


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


 (a) Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

 (b)  Reports on Form 8-K


        During the quarter ended June 30, 1999, Vornado Realty Trust filed the reports on Form 8-K described below:


     Date of Report
   (Date of Earliest
    Event Reported)                   Item Reported                                        Date Filed
  ---------------------               -------------                                        ----------
    May 17, 1999             Agreement to sell Series C Preferred Shares in public         May 26, 1999
                             offering

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VORNADO REALTY TRUST
                                   ------------------------------------------
                                              (Registrant)

Date:  August 5, 1999          By:         /s/  Irwin Goldberg
                                   ------------------------------------------
                                                IRWIN GOLDBERG
                                     Vice President, Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.
----------
  3.1       --    Amended and Restated Declaration of Trust of Vornado, amended
                    April 3, 1997--Incorporated by reference to Exhibit 3.1 of
                    Vornado's Registration Statement on Form S-8 (File No.
                    333-29011), filed on June 12, 1997.........................        *

  3.2       --    Articles of Amendment of Declaration of Trust of Vornado, as
                    filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998 Incorporated by reference to
                    Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
                    April 22, 1998 (File No. 001-11954), filed on April 28,
                    1998.......................................................        *

  3.3       --    Articles Supplementary Classifying Vornado's $3.25 Series A
                    Preferred Shares of Beneficial Interest, liquidation
                    preference $50.00 per share Incorporated by reference to
                    Exhibit 4.1 of Vornado's Current Report on Form 8-K, dated
                    April 3, 1997 (File No. 001-11954), filed on April 8, 1997.        *

  3.4       --    Articles Supplementary Classifying Vornado's Series D-1 8.5%
                    Cumulative Redeemable Preferred Shares of Beneficial
                    Interest, no par value (the "Series D-1 Preferred Shares")
                    - Incorporated by reference to Exhibit 3.1 of Vornado's
                    Current Report on Form 8-K, dated November 12, 1998 (File
                    No. 001-11954), filed on November 30, 1998.................        *

  3.5       --    Articles Supplementary Classifying Additional Series D-1
                    Preferred Shares Incorporated by reference to Exhibit 3.2
                    of Vornado's Current Report on Form 8-K/A, dated November
                    12, 1998 (File No. 001-11954), filed on February 9, 1999...        *

  3.6       --    Articles Supplementary Classifying 8.5% Series B Cumulative
                    Redeemable Preferred Shares of Beneficial Interest,
                    liquidation preference $25.00 per share, no par value -
                    Incorporated by reference to Exhibit 3.3 of Vornado's
                    Current Report on Form 8-K, dated March 3, 1999 (File No.
                    001-11954), filed on March 17, 1999........................        *

  3.7       --    Articles Supplementary to Declaration of Trust of Vornado Realty
                    Trust with Respect to Series C Preferred Shares -
                    Incorporated by reference to Exhibit 3.7 of Vornado's
                    Registration Statement on Form 8-A (File No. 001-11954),
                    filed on May 19, 1999......................................        *

  3.8       --    Articles Supplementary to Declaration of Trust of Vornado Realty
                    Trust with respect to the Series D-2 Preferred Shares,
                    dated as of May 27, 1999, as filed with the State
                    Department of Assessments and Taxation of Maryland on May
                    27, 1999 - Incorporated by reference to Exhibit 3.1 of
                    Vornado's Current Report on Form 8-K, dated May 27, 1999
                    (File No. 001-11954), filed July 7, 1999...................        *

  3.9       --    By-laws of Vornado, as amended on April 28, 1997 - Incorporated by reference to Exhibit 3(b) of Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No.
                    001-11954), filed on May 14, 1997..........................        *

  3.10      --    Second Amended and Restated Agreement of Limited Partnership of
                    the Operating Partnership, dated as of October 20, 1997 -
                    Incorporated by reference to Exhibit 3.4 of Vornado's
                    Annual Report on Form 10-K for the year ended December 31,
                    1997 filed on March 31, 1998 (the "1997 10-K").............        *

  3.11      --    Amendment to Second Amended and Restated Agreement of Limited
                    Partnership of Vornado Realty L.P., dated as of December
                    16, 1997- Incorporated by reference to Exhibit 3.5 of the
                    1997 10-K..................................................        *

---------------------------
*  Incorporated by reference


EXHIBIT
  NO.
----------
  3.12      --    Second Amendment to Second Amended and Restated Agreement of
                    Limited Partnership of the Operating Partnership, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No.
                    333-50095), filed on April 14, 1998..........................     *

  3.13      --    Third Amendment to Second Amended and Restated Agreement of
                    Limited Partnership of the Operating Partnership, dated as of November 12, 1998 Incorporated by reference to Exhibit
                    3.2 of Vornado's Current Report on Form 8-K, dated November
                    12, 1998 (File No. 001-11954), filed on November 30, 1998....      *

  3.14      --    Fourth Amendment to Second Amended and Restated Agreement of
                    Limited Partnership of the Operating Partnership, dated as of November 30, 1998 Incorporated by reference to Exhibit
                    3.1 of Vornado's Current Report on Form 8-K, dated December
                    1, 1998 (File No. 001-11954), filed on February 9, 1999......      *

  3.15      --    Exhibit A, dated as of December 22, 1998, to Second Amended and
                    Restated Agreement of Limited Partnership of the Operating
                    Partnership - Incorporated by reference to Exhibit 3.4 of
                    Vornado's Current Report on Form 8-K/A, dated November 12,
                    1998 (File No. 001-11954), filed on February 9, 1999........       *

  3.16      --    Fifth Amendment to Second Amended and Restated Agreement of
                   Limited Partnership of the Operating Partnership, dated as of March 3, 1999 Incorporated by reference to Exhibit 3.1 of
                   Vornado's Current Report on Form 8-K, dated March 3, 1999
                   (File No. 001-11954), filed on March 17, 1999...............        *

  3.17      --    Exhibit A to Second Amended and Restated Agreement of Limited
                    Partnership of the Operating Partnership, dated as of March
                    11, 1999 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated March 3, 1999
                    (File No. 001-11954), filed on March 17, 1999...............       *

  3.18      --    Sixth Amendment to Second Amended and Restated Agreement of
                    Limited Partnership of Vornado Realty L.P., dated as of
                    March 17, 1999 Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated May 27, 1999
                    (File No. 001-11954), filed on July 7, 1999.................       *

  3.19      --    Seventh Amendment to Second Amended and Restated Agreement of
                    Limited Partnership of Vornado Realty L.P., dated as of May
                    20, 1999 - Incorporated by reference to Exhibit 3.3 of
                    Vornado's Current Report on Form 8-K, dated May 27, 1999
                    (File No. 001-11954), filed on July 7, 1999.................       *

  3.20      --    Eighth Amendment to Second Amended and Restated Agreement of
                    Limited Partnership of Vornado Realty L.P., dated as of May
                    27, 1999 - Incorporated by reference to Exhibit 3.4 of
                    Vornado's Current Report on Form 8-K, dated May 27, 1999
                    (File No. 001-11954), filed on July 7, 1999.................       *

  4.1       --    Instruments defining the rights of security holders (see
                    Exhibits 3.1 through 3.20 of this Quarterly Report on Form
                    10-Q).......................................................

  4.2       --    Indenture dated as of November 24, 1993 between Vornado Finance
                    Corp. and Bankers Trust Company, as Trustee - Incorporated
                    by reference to Vornado's current Report on Form 8-K dated
                    November 24, 1993 (File No. 001-11954), filed December 1,
                    1993.......................................................        *

---------------------------
*  Incorporated by reference


EXHIBIT
  NO.
----------
  4.3       --    Specimen certificate representing Vornado's Common Shares of
                    Beneficial Interest, par value $0.04 per share -
                    Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration Statement on Form S-3 (File No. 33-62395),
                    filed on October 26, 1995..................................        *

  4.4       --    Specimen certificate representing Vornado's $3.25 Series A
                    Preferred Shares of Beneficial Interest, liquidation
                    preference $50.00 per share - Incorporated by reference to
                    Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated
                    April 3, 1997 (File No. 001-11954), filed on April 8,
                    1997......................................................         *

  4.5       --    Specimen certificate evidencing Vornado's Series B 8.5%
                    Cumulative Redeemable Preferred Shares of Beneficial
                    Interest - Incorporated by reference to Exhibit 4.2 of
                    Vornado's Registration Statement on Form 8-A (File No.
                    001-11954), filed on March 15, 1999......................          *

  4.6       --    Specimen certificate evidencing Vornado's 8.5% Series C
                    Cumulative Redeemable Preferred Shares of Beneficial Interest,
                    liquidation preference $25.00 per share, no par value -
                    Incorporated by reference to Exhibit 4.2 of Vornado's
                    Registration Statement on Form 8-A (File No. 001-11954), filed
                    on May 19, 1999...............................................     *

 10.1       --    Second Amendment, dated as of June 12, 1997, to Vornado's 1993
                    Omnibus Share Plan, as amended - Incorporated by reference to Vornado's Registration Statement on Form S-8 (File No.
                    333-29011) filed on June 12, 1997.............................     *

 10.2       --    Master Agreement and Guaranty, between Vornado, Inc. and Bradlees
                    New Jersey, Inc. dated as of May 1, 1992 - Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for
                    quarter ended March 31, 1992 (File No. 001-11954), filed
                    May 8, 1992...................................................     *

 10.3**     --    Mortgage, Security Agreement, Assignment of Leases and Rents and
                    Fixture Filing dated as of November 24, 1993 made by each
                    of the entities listed therein, as mortgagors to Vornado
                    Finance Corp., as mortgagee - Incorporated by reference to
                    Vornado's Current Report on Form 8-K dated November 24,
                    1993 (File No. 001-11954), filed December 1, 1993..............    *

 10.4**     --    1985 Stock Option Plan as amended - Incorporated by reference to
                    Vornado's Quarterly Report on Form 10-Q for quarter ended
                    May 2, 1987 (File No. 001-11954), filed June 9, 1987...........    *

 10.5**     --    Form of Stock Option Agreement for use in connection with
                    incentive stock options issued pursuant to Vornado, Inc.
                    1985 Stock Option Plan Incorporated by reference to
                    Vornado's Quarterly Report on Form 10-Q for quarter ended
                    October 26, 1985 (File No. 001-11954), filed December 9,
                    1985...........................................................    *

 10.6**     --    Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock
                    Option Plan--Incorporated by reference to Vornado's
                    Quarterly Report on Form 10-Q for quarter ended May 2, 1987
                    (File No. 001-11954), filed June 9, 1987.......................    *

 10.7**     --    Form of Stock Option Agreement for use in connection with
                    incentive stock options issued pursuant to Vornado, Inc.
                    1985 Stock Option Plan--Incorporated by reference to
                    Vornado's Quarterly Report on Form 10-Q for quarter ended
                    October 26, 1985 (File No. 001-11954), filed December 9, 1985..    *


---------------------------
*   Incorporated by reference
**  Management contract or compemsatory plan


EXHIBIT
  NO.
----------
10.8**      --    Employment Agreement between Vornado Realty Trust and Joseph
                    Macnow dated January 1, 1998 - Incorporated by reference to
                    Exhibit 10.7 of Vornado's Quarterly Report on Form 10-Q for
                    the quarter ended September 30, 1998 (File No. 001-11954),
                    filed November 12, 1998......................................      *

10.9**      --    Employment Agreement between Vornado Realty Trust and Richard
                    Rowan dated January 1, 1998 - Incorporated by reference to
                    Exhibit 10.8 of Vornado's Quarterly Report on Form 10-Q for
                    the quarter ended September 30, 1998 (File No. 001-11954),
                    filed November 12, 1998......................................      *

10.10**    --     Employment Agreement between Vornado Realty Trust and Irwin
                    Goldberg, dated December 11, 1997 - Incorporated by reference to Exhibit 10.10 of Vornado's Annual Report on Form 10-K/A for
                    the year ended December 31, 1997 (File No.
                   001-11954), filed on April 14, 1998...........................      *

10.11**    --     Employment Agreement between Vornado Realty Trust and Michael D.
                    Fascitelli dated December 2, 1996 - Incorporated by
                    reference to Vornado's Annual Report on Form 10-K for the
                    year ended December 31, 1996 (File No. 001-11954), filed
                    March 13, 1997................................................     *

10.12      --     Promissory Notes from Steven Roth to Vornado, Inc. dated
                    December 29, 1992 and January 15, 1993 - Incorporated by
                    reference to Vornado's Annual Report on Form 10-K for the
                    year ended December 31, 1992 (File No. 001-11954), filed
                    February 16, 1993.............................................     *

10.13      --     Registration Rights Agreement between Vornado, Inc. and Steven
                    Roth Dated December 29, 1992 - Incorporated by reference to
                    Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1992 (File No. 001-11954), filed February 16, 1993.   *

10.14      --     Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 - Incorporated by reference to
                    Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1992 (File No. 001-11954), filed February 16, 1993.   *

10.15      --     Promissory Note from Steven Roth to Vornado Realty Trust dated
                    April 15, 1993 and June 17, 1993 - Incorporated by
                    reference to Vornado's Annual Report on Form 10-K for the
                    year ended December 31, 1993 (File No. 001-11954), filed
                    March 24, 1994................................................     *

10.16      --    Promissory Note from Richard Rowan to Vornado Realty Trust -
                   Incorporated by reference to Vornado's Annual Report on Form
                   10-K for the year ended December 31, 1993 (File No.
                   001-11954), filed March 24, 1994...............................     *

10.17      --    Promissory Note from Joseph Macnow to Vornado Realty Trust -
                   Incorporated by reference to Vornado's Annual Report on Form
                   10-K for the year ended December 31, 1993 (File No.
                   001-11954), filed March 24, 1994...............................     *

10.18      --    Management Agreement between Interstate Properties and Vornado,
                   Inc. dated July 13, 1992 -Incorporated by reference to
                   Vornado's Annual Report on Form 10-K for the year ended
                   December 31, 1992 (File No. 001-11954), filed February 16, 1993.    *

10.19      --    Real Estate Retention Agreement between Vornado, Inc., Keen Realty
                   Consultants, Inc. and Alexander's, Inc., dated as of July
                   20, 1992 - Incorporated by reference to Vornado's Annual
                   Report on Form 10-K for the year ended December 31, 1992
                   (File No. 001-11954), filed February 16, 1993...................    *


---------------------------
*   Incorporated by reference
**  Management contract or compemsatory plan


EXHIBIT
  NO.
----------
 10.20      --    Amendment to Real Estate Retention Agreement dated February 6,
                    1995 Incorporated by reference to Vornado's Annual Report
                    on Form 10-K for the year ended December 31, 1994 (File No.
                    001-11954), filed March 23, 1995..............................     *

 10.21      --    Stipulation between Keen Realty Consultants Inc. and Vornado
                    Realty Trust re: Alexander's Retention Agreement -
                    Incorporated by reference to Vornado's annual Report on
                    Form 10-K for the year ended December 31, 1993 (File No.
                    001-11954), filed March 24, 1994..............................     *

 10.22      --    Stock Purchase Agreement, dated February 6, 1995, among Vornado
                    Realty Trust and Citibank, N.A. Incorporated by reference
                    to Vornado's Current Report on Form 8-K dated February 6,
                    1995 (File No. 001-11954), filed February 21, 1995............     *

 10.23      --    Management and Development Agreement, dated as of February 6,
                    1995 Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954),
                    filed February 21, 1995.......................................     *

 10.24      --    Standstill and Corporate Governance Agreement, dated as of
                    February 6, 1995 Incorporated by reference to Vornado's
                    Current Report on Form 8-K dated February 6, 1995 (File No.
                    001-11954), filed February 21, 1995...........................     *

 10.25      --    Credit Agreement, dated as of March 15, 1995, among Alexander's
                    Inc., as borrower, and Vornado Lending Corp., as lender -
                    Incorporated by reference from Annual Report on Form 10-K
                    for the year ended December 31, 1994 (File No. 001 -
                    11954), filed March 23, 1995..................................     *

 10.26      --    Subordination and Intercreditor Agreement, dated as of March 15,
                    1995 among Vornado Lending Corp., Vornado Realty Trust and
                    First Fidelity Bank, National Association - Incorporated by
                    reference to Vornado's Annual Report on Form 10-K for the
                    year ended December 31, 1994 (File No. 001-11954), filed
                    March 23, 1995................................................     *

 10.27      --    Revolving Credit Agreement dated as of February 27, 1995 among
                    Vornado Realty Trust, as borrower, and Union Bank of
                    Switzerland, as Bank and Administrative Agent -
                    Incorporated by reference to Exhibit 10(F)9 of Vornado's
                    Annual Report on Form 10-K for the year ended December 31,
                    1994 (File No. 001-11954), filed March 23, 1995...............     *

 10.28      --    Form of Intercompany Agreement between Vornado Realty L.P. and
                    Vornado Operating, Inc. -Incorporated by reference to
                    Exhibit 10.1 of Amendment No. 1 to Vornado Operating,
                    Inc.'s Registration Statement on Form S-11 (File No.
                    333-40701), filed on January 23, 1998.........................     *

 10.29      --    Form of Revolving Credit Agreement between Vornado Realty L.P.
                    and Vornado Operating, Inc., together with related form of
                    Note - Incorporated by reference to Exhibit 10.2 of
                    Amendment No. 1 to Vornado Operating, Inc.'s Registration
                    Statement on Form S-11 (File No.333-40701)....................     *

 10.30      --    Amended and Restated Revolving Credit Agreement, dated as of
                    February 23, 1998, between Vornado Realty L.P., as
                    Borrower, Vornado Realty Trust, as General Partner and
                    Union Bank of Switzerland (New York Branch), as Bank, the
                    other banks signatory hereto, each as a bank, Union Bank of
                    Switzerland (New York Branch), as Administrative Agent and
                    Citicorp Real Estate, Inc., The Chase Manhattan Bank and
                    Nationsbank, as Syndication Agents - Incorporated by
                    reference to Exhibit 10.29 of the 1997 10-K...................     *

 10.31      --    Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units
                    listed on Schedule A thereto Incorporated by reference to
                    Exhibit 10.2 of Vornado's Current Report on Form 8-K (File
                    No. 001-11954), filed on April 30, 1997.......................     *


---------------------------
*   Incorporated by reference


EXHIBIT
  NO.
----------
 10.32      --    Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, the Mendik Company, L.P., and
                    Bernard H. Mendik - Incorporated by reference to Exhibit
                    10.3 of Vornado's Current Report on Form 8-K (File No.
                    001-11954), filed on April 30, 1997........................        *

 10.33      --    Employment Agreement, dated as of April 15, 1997, by and among
                    Vornado Realty Trust, The Mendik Company, L.P. and David R.
                    Greenbaum - Incorporated by reference to Exhibit 10.4 of
                    Vornado's Current Report on Form 8-K (File No.
                    001-11954), filed on April 30, 1997........................        *

 10.34      --    Agreement, dated September 28, 1997, between Atlanta Parent
                    Incorporated, Portland Parent Incorporated and Crescent Real
                    Estate Equities, Limited Partnership - Incorporated by
                    reference to Exhibit 99.6 of Vornado's Current
                    Report on Form 8-K (File No. 001-11954), filed on
                    October 8, 1997.............................................       *

 10.35      --    Contribution Agreement between Vornado Realty Trust, Vornado
                    Realty L.P. and The Contributors Signatory - thereto -
                    Merchandise Mart Properties, Inc. (DE) and Merchandise Mart
                    Enterprises, Inc. Incorporated by reference to Exhibit
                    10.34 of Vornado's Annual Report on Form 10-K/A for the
                    year ended December 31, 1997 (File No. 001-11954), filed on
                    April 8, 1998...............................................       *

 10.36      --    Sale Agreement executed November 18, 1997, and effective
                    December 19, 1997, between MidCity Associates, a New York
                    partnership, as Seller, and One Penn Plaza LLC, a New York
                    Limited liability company; as purchaser. Incorporated by
                    reference to Exhibit 10.35 of Vornado's Annual Report on
                    Form 10-K/A for the year ended December 31, 1997 (File No.
                    001-11954), filed on April 8, 1998...........................      *

 10.37      --    Promissory Notes from Michael D. Fascitelli to Vornado Realty
                    Trust dated March 2, 1998 and April 30, 1998. Incorporated by reference to Exhibit 10.37 of Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No.
                    001-11954), filed May 13, 1998............................         *

 10.38      --    Credit Agreement dated as of June 22, 1998 among One Penn Plaza,
                    LLC, as Borrower, The Lenders Party Hereto, The Chase
                    Manhattan Bank, as Administrative Agent Incorporated by
                    reference to Exhibit 10 of Vornado's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1998 (File No.
                    001-11954), filed August 13, 1998............................      *

 10.39      --    Registration Rights Agreement, dated as of April 1, 1998 between
                    Vornado and the Unit Holders named herein - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado's
                    Registration Statement on Form S-3 (File No.
                    333-50095), filed on May 6, 1998.............................      *

 10.40      --    Underwriting Agreement, dated April 9, 1998, among Vornado,
                    Vornado Realty L.P. and Goldman, Sachs & Co. - Incorporated
                    by reference to Exhibit 1.1 of Vornado's Current Report on
                    Form 8-K, dated April 9, 1998 (File No. 001-11954), filed
                    on April 16, 1998..........................................        *

 10.41      --    Pricing Agreement, dated April 9, 1998, between Vornado and
                    Goldman, Sachs & Co. - Incorporated by reference to Exhibit
                    1.2 of Vornado's Current Report on Form 8-K, dated April 9,
                    1998 (File No. 001-11954), filed on April 16, 1998............     *

 10.42      --    Underwriting Agreement, dated April 23, 1998, among Vornado,
                    Vornado Realty L.P. and Merrill Lynch, Pierce, Fenner &
                    Smith Incorporated - Incorporated by reference to Exhibit
                    1.1 of Vornado's Current Report on Form 8-K, dated
                    April 22, 1998 (File No. 001-11954), filed on April 28,
                    1998...........................................................    *

---------------------------
*   Incorporated by reference


EXHIBIT
  NO.
----------
 10.43      --    Underwriting Agreement, dated March 12, 1999, among Vornado,
                    Vornado Realty L.P., Merrill Lynch, Pierce, Fenner & Smith
                    Incorporated - Incorporated by reference to Exhibit 1.1 of
                    Vornado's Current Report on Form 8-K, dated March 3, 1999
                    (File No. 001-11954), filed on March 17, 1999..................    *

 27         --    Financial Data Schedule..........................................    36