Form 10-Q
period 1999-09-30
VORNADO REALTY TRUST
filed 1999-11-12
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 35


                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                     September 30, 1999
                               -------------------------------------------------
                                                        or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                               to
                              -------------------------------  -----------------
Commission File Number:   1-11954
                          ------------------------------------------------------

                              VORNADO REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 MARYLAND                                      22-1657560
 ---------------------------------------------            ---------------------
 (State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                             Identification Number)


 PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                 07663
 ------------------------------------------------         ----------------------
        (Address of principal executive offices)               (Zip Code)


                                 (201) 587-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 [X] Yes [ ] No


        As of October 25, 1999 there were 85,948,399 common shares of the registrant's shares of beneficial interest outstanding.

                                     INDEX

PART I.                FINANCIAL INFORMATION:
                       ----------------------
              Item 1.    Financial Statements:                                                         PAGE NUMBER
                                                                                                      -------------
                         Consolidated Balance Sheets as of September 30, 1999 and
                         December 31, 1998.........................................................         3

                         Consolidated Statements of Income for the Three and Nine Months
                         Ended September 30, 1999 and September 30, 1998...........................         4

                         Consolidated Statements of Cash Flows for the Nine Months
                         Ended September 30, 1999 and September 30, 1998...........................         5

                         Notes to Consolidated Financial Statements................................         6

              Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.................................................        16

              Item 3.    Quantitative and Qualitative Disclosures About Market Risks...............        32



PART II.                 OTHER INFORMATION:
                         ------------------
              Item 1.    Legal Proceedings.........................................................        33

              Item 6.    Exhibits and Reports on Form 8-K..........................................        33

Signatures               ..........................................................................        34

Exhibit Index            ..........................................................................        35

    PART I.  FINANCIAL INFORMATION
       ITEM 1.    FINANCIAL STATEMENTS

                              VORNADO REALTY TRUST

                          CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share amounts)


                                                     SEPTEMBER 30,      DECEMBER 31,
                                                          1999              1998
                                                     -------------      ------------
ASSETS

Real estate, at cost:
     Land.....................................        $    826,824     $   743,324
     Buildings and improvements...............           2,999,869       2,561,383
     Leasehold improvements and
         equipment............................              14,251          11,184
                                                      ------------     -----------
               Total..........................           3,840,944       3,315,891
     Less accumulated depreciation and
         amortization.........................            (286,650)       (226,816)
                                                      -------------    ------------
     Real estate, net.........................           3,554,294       3,089,075

Cash and cash equivalents, including U.S.
     government onligations under repurchase
     agreements of $81,090 and $56,500........             140,752         167,808
Restricted cash...............................              18,410          44,195
Marketable securities.........................              77,472          77,156
Investments and advances to partially-owned
     entities, including Alexander's of
     $101,211 and $104,038....................           1,194,404         827,840
Due from officers.............................              18,070          17,165
Accounts receivable, net of allowance for
     doubtful accounts of $6,340 and $3,044                 41,913          35,517
Notes and mortgages receivable................              50,063          10,683
Deposits in connection with real estate
     acquisitions.............................              25,529          22,947
Receivable arising from the straight-lining of
     rents....................................              73,098          49,711
Other assets..................................             114,115          83,682
                                                      ------------     -----------




TOTAL ASSETS..................................        $  5,308,120     $ 4,425,779
                                                      ============     ===========



                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1999              1998
                                                              -------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable..........................      $    1,690,966       $ 1,363,750
Revolving credit facility............................             382,000           687,250
Accounts payable and accrued expenses................             101,057           109,925
Officer's deferred compensation payable..............              33,339            35,628
Deferred leasing fee income..........................               8,468            10,051
Other liabilities....................................               3,882             3,196
                                                           --------------       -----------
                                                                2,219,712         2,209,800
                                                           --------------       -----------
Minority interest....................................           1,061,208           433,301
                                                           --------------       -----------
Commitments and contingencies
Shareholders' equity:
      Preferred shares of beneficial interest:
           no par value per share; authorized,
           45,000,000 shares;
           Series A:  liquidation preference $50.00
           per share; issued 5,789,239 shares........             284,914           282,758
           Series B:  liquidation preference $25.00
           per share; issued 3,400,000 shares........              81,967                --
           Series C:  liquidation preference $25.00
           per share; issued 4,600,000 shares........             111,148                --
      Common shares of beneficial interest:
           $.04 par value per share; authorized,
           150,000,000 shares; issued 85,946,899
           and 85,076,542 shares.....................               3,437             3,403
      Additional capital.............................           1,683,740         1,653,208
      Accumulated deficit............................            (112,992)         (132,837)
                                                           ---------------      ------------
                                                                2,052,214         1,806,532
      Accumulated other comprehensive loss...........             (20,227)          (18,957)
      Due from officers for purchase of common
           shares....................................              (4,787)           (4,897)
                                                           ---------------      ------------
                Total shareholders' equity...........           2,027,200         1,782,678
                                                           ---------------      ------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY...........................      $    5,308,120       $ 4,425,779
                                                           ===============      ===========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                       CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per share amounts)

                                                     FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                            SEPTEMBER 30,
                                                 ----------------------------------       ----------------------------------
                                                       1999                1998               1999                 1998
                                                 ------------          ------------       ------------         -------------
Revenues:
   Property rentals.........................    $    153,598          $   118,197          $  434,215         $   299,924
   Expense reimbursements...................          24,841               20,210              66,712              53,000
   Other income (including fee income
     from related parties of $500 and $450
     in each three month period and $1,314
     and $1,635 in each nine month period)..           4,382                2,265              12,380               6,482
                                                ------------          -----------          ----------         -----------
Total revenues..............................         182,821              140,672             513,307             359,406
                                                ------------          -----------          ----------         -----------

Expenses:
   Operating................................          74,644               58,607             206,340             144,214
   Depreciation and amortization............          21,438               16,210              60,315              41,605
   General and administrative...............           7,722                6,775              27,519              18,792
                                                ------------          -----------          ----------         -----------
Total expenses..............................         103,804               81,592             294,174             204,611
                                                ------------          -----------          ----------         -----------

Operating income............................          79,017               59,080             219,133             154,795
Income (loss) applicable to Alexander's.....           1,610               (2,340)              4,951                 806
Income from partially owned entities........          19,664               11,195              60,682              20,871
Interest and other investment income........           4,222                5,230              12,580              18,067
Interest and debt expense...................         (35,085)             (34,034)           (105,986)            (80,536)
Net gain from insurance settlement and
   condemnation proceeding..................              --                9,649                  --               9,649
Minority interest...........................         (14,382)              (3,698)            (35,360)            (10,767)
                                                ------------          -----------          ----------         -----------
Net income..................................          55,046               45,082             156,000             112,885
Preferred stock dividends (including accretion
  of issuance expenses of $719 and $2,156 in
  each three and nine month period).........          (9,672)              (5,423)            (23,765)            (16,268)
                                                ------------          -----------          ----------         -----------
Net income applicable to common shares......    $     45,374          $    39,659          $  132,235         $    96,617
                                                ============          ===========          ==========         ===========
Net income per common share - basic.........    $        .53          $       .47          $     1.55         $      1.22
                                                ============          ===========          ==========         ===========
Net income per common share - diluted.......    $        .52          $       .46          $     1.51         $      1.19
                                                ============          ===========          ==========         ===========
Dividends per common share..................    $        .44          $       .40          $     1.32         $      1.20
                                                ============          ===========          ==========         ===========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 ---------------------------------------
                                                                                      1999                     1998
                                                                                 -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...............................................................      $   156,000             $   112,885
    Adjustments to reconcile net income to net
       cash provided by operations:
         Depreciation and amortization (including debt issuance costs).......           60,315                  41,605
         Straight-lining of rental income....................................          (23,387)                (14,977)
         Minority interest...................................................           35,360                  10,767
         Equity in income of Alexander's (including depreciation of
           $450 in each period)..............................................           (4,951)                   (806)
         Equity in net income of partially-owned entities
           in excess of distributions........................................          (48,517)                 (9,122)
         Net gain from insurance settlement and condemnation proceedings.....               --                  (9,649)
         Gain on marketable securities.......................................             (382)                 (1,530)
    Changes in operating assets and liabilities..............................          (46,605)                (29,288)
                                                                                   -----------             -----------
    Net cash provided by operating activities................................          127,833                  99,885
                                                                                   -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of real estate and other....................................         (182,400)               (855,800)
    Investments in partially-owned entities..................................          (35,845)               (308,800)
    Proceeds from sale of Cold Storage assets................................           22,769                      --
    Investment in notes and mortgages receivable.............................          (53,380)                 (6,562)
    Repayment of mortgage loans receivable...................................           14,000                  67,663
    Cash restricted for tenant improvements..................................           25,785                  (6,133)
    Additions to real estate.................................................         (113,945)                (67,392)
    Purchases of securities available for sale...............................           (3,939)                (73,773)
    Proceeds from sale or maturity of securities available for sale..........           12,498                  14,903
    Real estate deposits and other...........................................          (23,782)                 53,712
                                                                                   -----------             -----------
    Net cash used in investing activities....................................         (338,239)             (1,182,182)
                                                                                   -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings.................................................          205,000               1,423,953
    Repayments of borrowings.................................................         (394,975)               (883,043)
    Debt issuance costs......................................................           (8,059)                 (6,533)
    Proceeds from issuance of common shares..................................               --                 445,282
    Proceeds from issuance of preferred stock................................          193,282                      --
    Proceeds from issuance of units..........................................          343,155                      --
    Distributions to minority partners.......................................          (23,491)                 (2,577)
    Dividends paid on common shares..........................................         (112,390)                (94,430)
    Dividends paid on preferred shares.......................................          (21,608)                (16,268)
    Exercise of stock options................................................            2,436                     812
                                                                                   -----------             -----------
    Net cash provided by financing activities................................          183,350                 867,196
                                                                                   -----------             -----------
    Net decrease in cash and cash equivalents................................          (27,056)               (215,101)
    Cash and cash equivalents at beginning of period.........................          167,808                 355,954
                                                                                   -----------             -----------
    Cash and cash equivalents at end of period...............................      $   140,752             $   140,853
                                                                                   ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of
       $4,379 in 1999).......................................................      $   108,713             $    75,305

NON-CASH TRANSACTIONS:
    Financing assumed in acquisitions........................................      $   188,000             $   497,300
    Minority interest in connection with acquisitions........................          299,390                 140,000
    Unrealized gain (loss) on securities available for sale..................            8,493                  (1,589)

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION

      Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). In April 1997, Vornado transferred substantially all of its assets to Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). As a result, Vornado conducts its business through the Operating Partnership. Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at October 25, 1999. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of September 30, 1999, the consolidated statements of income for the three and nine months ended September 30, 1999 and 1998 and the consolidated statements of changes in cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vornado's annual report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

3.    ACQUISITIONS AND FINANCINGS

      ACQUISITIONS

      888 Seventh Avenue

      On January 12, 1999, the Company completed the acquisition of 888 Seventh Avenue, a 46 story Manhattan office building, for approximately $100,000,000, of which $55,000,000 was indebtedness.

      Newkirk Joint Ventures

      On March 9, 1999, the Company and its joint venture partner completed the acquisition of additional equity interests in certain limited partnerships.
The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

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

      Acquisition of 909 Third Avenue

      On July 21, 1999, the Company acquired 909 Third Avenue, a 33 story Manhattan office building, for approximately $123,000,000, of which $109,000,000 was indebtedness.

      Hotel Pennsylvania

      On August 5, 1999, the Company increased its interest in the Hotel Pennsylvania to 100% by acquiring Planet Hollywood International, Inc.'s ("Planet Hollywood") 20% interest in the hotel for approximately $18,000,000 and assumed $24,000,000 of existing debt. In connection with the transaction, the Company terminated the licensing agreement with Planet Hollywood for an Official All-Star Hotel. The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden.

      Acquisition of 595 Madison Avenue

      On September 15, 1999, the Company acquired 595 Madison Avenue (the "Fuller Building"), a 40 story Manhattan office building, for approximately $125,000,000 in cash.

      FINANCINGS

      Two Penn Plaza Refinancing

      On February 18, 1999, the Company completed a $165,000,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000,000 debt on the property. The new 5-year debt matures in February 2004 and bears interest at 7.08%.

      Hotel Pennsylvania

      On April 1, 1999, the Company entered into an interest rate swap agreement on the existing $120,000,000 mortgage on the property. The agreement swaps the stated interest rate of LIBOR + 1.60% for a fixed rate of 7% through the termination date of the agreement, March 31, 2000.

                              VORNADO REALTY TRUST

      350 North Orleans Financing

      On July 8, 1999, the Company completed a $70,000,000 mortgage financing of its 350 North Orleans property in Chicago. The Company received proceeds of $40,000,000 and is expected to receive the remaining $30,000,000 during the next year upon meeting certain debt service coverage requirements. The new 3-year debt matures in June 2002 and bears interest at LIBOR + 1.65% (7.03% at October 31, 1999).

      Merchandise Mart Refinancing

      On September 21, 1999, the Company completed a $250,000,000 mortgage refinancing of its Merchandise Mart property in Chicago of which $50,000,000 is further secured by a letter of credit. The new 5-year debt matures in September 2004 and bears interest at LIBOR +1.50%. The initial interest rate on the loan through October 31, 1999 was 6.88%. The letter of credit will be reduced over the term of the loan as cash flow increases. The Company bought an interest rate cap, capping the interest rate in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap to a third party on the same terms as the cap the Company purchased.

      Offerings of Preferred Shares and Units

      On March 17, 1999, the Company completed the sale of 3 million 8.5% Series B Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $72,200,000. Also in March 1999, 400,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $9,700,000. The perpetual preferred shares may be called without penalty at the option of the Company commencing on March 17, 2004.

      On May 17, 1999, the Company completed the sale of 4 million 8.5% Series C Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $96,900,000. Also in May 1999, 600,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $14,500,000. The perpetual preferred shares may be called without penalty at the option of the Company commencing on May 17, 2004.

      On May 27, 1999, the Company sold an aggregate of $27,500,000 of 8.375% Series D-2 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $27,467,000. The perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 27, 2004.

      On September 3, 1999, the Company sold an aggregate of $325,000,000 of 8.25% Series D-3 and D-4 Cumulative Redeemable Preferred Units in the Operating Partnership to institutional investors in private placements, resulting in net proceeds of approximately $316,400,000. The Perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on September 7, 2004.

                              VORNADO REALTY TRUST

      PRO FORMA INFORMATION

      The pro forma condensed consolidated operating results for Vornado for the nine months ended September 30, 1999 and 1998 are presented as if the acquisitions described above and those included in Investments and Advances to Partially-Owned Entities and the financings attributable thereto had occurred on January 1, 1998.

      Condensed Consolidated Pro Forma Operating Results

                                                                                   Pro Forma
                                                                    ------------------------------------------
                                                                      For the Nine Months Ended September 30,
                                                                    ------------------------------------------
                                                                           1999                   1998
                                                                    ------------------     -------------------
(amounts in thousands, except per share amounts)
Revenues......................................................         $    551,000            $    511,500
                                                                       ============            ============
Net income....................................................         $    146,000            $    142,400
Preferred stock dividends.....................................              (23,800)                (16,300)
                                                                       ------------            ------------
Net income applicable to common shares........................         $    122,200            $    126,100
                                                                       ============            ============

Net income per common share - basic...........................             $   1.43                $   1.47
                                                                           ========                ========
Net income per common share - diluted.........................             $   1.40                $   1.44
                                                                           ========                ========

4.    INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

      The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:

      Investments and Advances

                                                               September 30, 1999        December 31, 1998
                                                              --------------------     ---------------------
        (amounts in thousands)
        Alexander's........................................         $   101,211             $   104,038
        Cold Storage Partnerships..........................             464,604                 459,172
        CESCR..............................................             317,952                  49,151
        Hotel Pennsylvania.................................              55,125                  47,813
        Newkirk Joint Ventures.............................             119,587                  58,665
        Mendik Partially-Owned Office Buildings............              59,383                  59,902
        Vornado Management Corp., Mendik
             Management Company, Merchandise
             Mart Properties, Inc. and other...............              76,542                  49,099
                                                                    -----------             -----------
                                                                    $ 1,194,404             $   827,840
                                                                    ===========             ===========

                              VORNADO REALTY TRUST

      Income

                                                      For The Three Months Ended        For The Nine Months Ended
                                                            September 30,                     September 30,
                                                     ----------------------------     ----------------------------
                                                         1999            1998              1999           1998
                                                     ------------    ------------     -------------    -----------
      (amounts in thousands)
      Income (loss) applicable to Alexander's....    $    1,610       $   (2,340)      $    4,951       $      806
                                                     ==========       ==========       ==========       ==========
      Other Partially-owned entities:
        Cold Storage Partnerships................    $    7,466       $    5,008       $   27,962       $    8,172
        CESCR....................................         5,340            1,054           14,541            3,405
        Hotel Pennsylvania.......................           830            1,361            3,398            2,750
        Newkirk Joint Ventures...................         5,778            1,006           11,087            1,006
      Mendik Partially-Owned Office
        Buildings................................           626              959            1,376            2,181
        Vornado Management Corp., Mendik
           Management Company,
           Merchandise Mart Properties
             Inc. and other......................          (376)           1,807            2,318            3,357
                                                     ----------       ----------       ----------       ----------
                                                     $   19,664       $   11,195       $   60,682       $   20,871
                                                     ==========       ==========       ==========       ==========

      Alexander's

      The Company owned 29.3% of the outstanding shares of common stock of Alexander's as of September 30, 1999. In March 1995, the Company lent Alexander's $45,000,000. The loan, which was originally scheduled to mature in March 1998, has been renewed for two additional one year periods and currently matures in March 2000. The interest rate was reset in March 1999 from 13.87% per annum to 14.18% per annum. On October 20, 1999, the Company lent an additional $50,000,000 to Alexander's and on October 21, 1999, the Company increased its ownership percentage in Alexander's - see "Subsequent Events".

      Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Subject to the payments of rents by Alexander's tenants, the Company is due $2,333,000 under its leasing agreement with Alexander's which amount is included in Investments in and Advances to Alexander's. Included in income from Vornado Management Corp. is management fee income from Alexander's of $1,057,000 and $938,000 for the three months ended September 30, 1999 and 1998 and $3,271,000 and $2,813,000 for the nine months ended September 30, 1999 and 1998.

      Cold Storage Partnerships

      In March 1999, the partnerships in which affiliates of the Company have a 60% interest and affiliates of Crescent Real Estate Equities Company have a 40% interest ("Vornado/Crescent Partnerships") sold all of the non-real estate assets of the Cold Storage Partnerships encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company ("Vornado Operating") and 40% by Crescent Operating Inc. The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships, which continue to own the real estate. The leases have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent under the lease terms for the period from March 12, 1999 to September 30, 1999 was approximately $89,000,000. The new partnership has the right to defer a portion of the rent for up to three years beginning in March 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

                              VORNADO REALTY TRUST

      In October 1998, Vornado Operating was granted a $75,000,000 unsecured five-year revolving credit facility from Vornado. The balance outstanding under the facility is $4,587,000 at September 30, 1999. Borrowing under the facility bears interest at LIBOR plus 3% (8.4% at October 25, 1999).

5.    OTHER RELATED PARTY TRANSACTIONS

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $352,000 and $184,000 for the three months ended September 30, 1999 and 1998 and $817,000 and $956,000 for the nine months ended September 30, 1999 and 1998.

      The Mendik Group owns an entity, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $10,280,000 and $7,356,000 for the three months ended September 30, 1999 and 1998 and $29,577,000 and $18,580,000 for the nine months ended September 30, 1999 and 1998.

6.    MINORITY INTEREST

      The minority interest represents limited partners', other than Vornado, interests in the Operating Partnership and are comprised of:


                                               Outstanding Units at                          Preferred
                                          -----------------------------       Per Unit       or Annual       Conversion
                                          September 30,    December 31,     Liquidation     Distribution       Rate Into
Unit Series                                    1999            1998          Preference         Rate        Class A Units
---------------                           -------------    ------------    -------------    ------------    --------------
Class A..............................        6,247,829       1,887,781             --        $   1.76            (a)
Class C..............................               --       3,534,098             --        $   1.69 (b)         1.0 (b)
Class D..............................        1,256,908       1,332,596             --        $  2.015             1.0 (c)
5.0% B-1 Convertible Preferred.......          899,566         899,566          $50.00       $   2.50            .914
8.0% B-2 Convertible Preferred.......          449,783         449,783          $50.00       $   4.00            .914
6.5% C-1 Convertible Preferred.......          747,912         747,912          $50.00       $   3.25          1.1431
8.5% D-1 Cumulative Redeemable
  Preferred..........................        3,500,000       3,500,000          $25.00       $  2.125            (d)
8.375% D-2 Cumulative Redeemable
  Preferred..........................          549,336              --          $50.00       $ 4.1875            (d)
8.25% D-3 Cumulative Redeemable
  Preferred..........................        8,000,000              --          $25.00       $ 2.0625            (d)
8.25% D-4 Cumulative Redeemable
  Preferred..........................        5,000,000              --          $25.00       $ 2.0625            (d)
6.0% E-1 Convertible Preferred.......        4,998,000              --          $50.00       $   3.00          1.1364

--------------------------------

(a) Class A units are redeemable at the option of the holder for cash or, at Vornado's option, one common share of beneficial interest in Vornado.
(b) Class C units automatically converted to Class A units in the third quarter of 1999. Prior to conversion, the Class C unit holders had participated in distributions at an annual rate of $1.69, then pari passu with the Class A units.
(c) Mandatory conversion of Class D units into Class A units will occur after four consecutive quarters of distributions of at least $.50375 per Class A unit ($2.015 annually).
(d) Redeemable for an equivalent Vornado preferred share.

                              VORNADO REALTY TRUST

7.    COMMITMENTS AND CONTINGENCIES

      At September 30, 1999, in addition to the $382,000,000 balance outstanding under the Company's revolving credit facility, the Company had utilized approximately $89,050,000 of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

      There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

8.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                                         For The Three Months Ended       For The Nine Months Ended
                                                               September 30,                    September 30,
                                                       ------------------------------    ---------------------------
                                                           1999             1998             1999            1998
                                                       -------------    -------------    ------------    -----------
(amounts in thousands except per share amounts)
Numerator:

    Net income...................................      $    55,046      $    45,082      $   156,000      $   112,885
    Preferred stock dividends....................           (9,672)          (5,423)         (23,765)         (16,268)
                                                       -----------      -----------      -----------      -----------
Numerator for basic and diluted earnings per
    share - net income applicable to common
    shares.......................................      $    45,374      $    39,659      $   132,235      $    96,617
                                                       ===========      ===========      ===========      ===========

Denominator:
    Denominator for basic earnings per share -
    weighted average shares......................           85,936           83,755           85,555           79,407
    Effect of dilutive securities:
      Employee stock options.....................            1,553            1,673            1,783            2,075
                                                       -----------      -----------      -----------      -----------

    Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversions........................           87,489           85,428           87,338           81,482
                                                       ===========      ===========      ===========      ===========

    Net income per common share - basic..........      $       .53      $       .47      $      1.55      $      1.22
                                                       ===========      ===========      ===========      ===========

    Net income per common share - diluted.........     $       .52      $       .46      $      1.51      $      1.19
                                                       ===========      ===========      ===========      ===========

9.    COMPREHENSIVE INCOME

      The following table sets forth the Company's comprehensive income:


                                                         For The Three Months Ended       For The Nine Months Ended
                                                               September 30,                    September 30,
                                                       ------------------------------    ---------------------------
                                                           1999             1998             1999            1998
                                                       -------------    -------------    ------------    -----------
(amounts in thousands)
Net income applicable to common shares.........      $    45,374     $    39,659       $   132,235     $    96,617
Other comprehensive loss.......................           (2,623)         (4,893)           (1,270)         (1,589)
                                                     -----------      -----------      -----------      -----------
Comprehensive income...........................      $    42,751     $    34,766       $   130,965     $    95,028
                                                     ===========      ===========      ===========      ===========

                              VORNADO REALTY TRUST

10.   SEGMENT INFORMATION

      The Company has four business segments: Office, Retail, Merchandise Mart Properties and Cold Storage.

           (amounts in thousands)
                                                        For The Three Months Ended September 30,
                                -------------------------------------------------------------------------------------------
                                                                             1999
                                -------------------------------------------------------------------------------------------
                                                            Merchandise            Cold
                                    Office       Retail        Mart               Storage          Other(2)        Total
                                ----------   ----------     -----------          ----------      ----------     -----------
Total revenues...............     $100,701      $43,318     $   35,622           $      --        $ 3,180         $182,821
Total expenses...............       61,248       18,161         19,352                  --          5,043          103,804
                                ----------   ----------     ----------           ----------      ----------     ----------
Operating income.............       39,453       25,157         16,270                  --         (1,863)          79,017
Income (loss) applicable to
    Alexander's..............           --          --              --                  --          1,610            1,610
Income (loss) from partially-
    owned entities...........        5,976          217           (703)              7,466          6,708           19,664
Interest and other investment
    income (loss)............          436           --            199                  --          3,587            4,222
Interest and debt expense....      (13,185)      (5,486)        (8,166)                 --         (8,248)         (35,085)
Net gain from insurance
    settlement and
    condemnation
    proceeding...............           --          --              --                  --             --               --
Minority interest............       (6,868)      (4,126)        (1,693)             (1,695)            --          (14,382)
                                ----------   ----------     ----------           ----------      ----------     ----------
Net income...................       25,812       15,762          5,907               5,771          1,794           55,046
Minority interest............        6,868        4,126          1,693               1,695             --           14,382
Interest and debt expense(4).       22,465        6,139          8,166               6,532         15,568           58,870
Depreciation and
    amortization(4)..........       15,513        4,144          4,463               7,591          3,387           35,098
Net gain from insurance
    settlement and
    condemnation
    proceeding...............           --          --              --                 --             --               --
Straight-lining of rents(4)..       (4,503)        (684)        (1,224)              (544)           (577)          (7,532)
Other........................          (42)          --             --              2,757(3)       (1,589)           1,126
                                ----------   ----------     ----------         ----------       ---------       ----------
EBITDA(1)....................     $ 66,113      $29,487     $   19,005         $    23,802        $18,583         $156,990
                                ==========   ==========     ==========         ==========       =========       ==========



           (amounts in thousands)
                                                        For The Three Months Ended September 30,
                                -----------------------------------------------------------------------------------------
                                                                             1998
                                -----------------------------------------------------------------------------------------
                                                            Merchandise            Cold
                                    Office       Retail        Mart               Storage       Other(2)        Total
                                ----------   ----------     -----------          ----------   ----------     -----------

Total revenues...............      $68,643      $40,928      $   28,878           $     --    $  2,223       $ 140,672
Total expenses...............       42,531       16,608          17,606                 --       4,847          81,592
                                ----------   ----------     ----------           ----------   ----------     ----------
Operating income.............       26,112       24,320          11,272                 --      (2,624)         59,080
Income (loss) applicable to
    Alexander's..............           --                           --                 --      (2,340)         (2,340)
Income (loss) from partially-
    owned entities...........        3,356           --             324              5,008       2,507          11,195
Interest and other investment
    income (loss)............          924          (40)             29                 --       4,317           5,230
Interest and debt expense....       (7,660)      (8,273)         (5,770)                --     (12,331)        (34,034)
Net gain from insurance
    settlement and
    condemnation
    proceeding...............           --           --             --                  --       9,649           9,649
Minority interest............       (1,690)      (1,168)          (447)               (393)         --          (3,698)
                                ----------   ----------     ----------           ----------   ----------     ----------
Net income...................       21,042       14,839          5,408               4,615        (822)         45,082
Minority interest............        1,690        1,168            447                 393          --           3,698
Interest and debt expense(4).       11,867        8,273          5,770               6,601      14,397          46,908
Depreciation and
    amortization(4)..........       10,504        3,751          3,212               9,800       1,653          28,920
Net gain from insurance
    settlement
    condemnation
    proceeding...............           --           --             --                  --      (9,649)         (9,649)

Straight-lining of rents(4)..       (1,726)        (937)        (1,375)                 --        (341)         (4,379)
Other........................          299           --             --                 712(3)    4,712 (5)       5,723
                                ----------   ----------     ----------           ----------   ----------     ----------
EBITDA(1)....................      $43,676      $27,094      $  13,462            $ 22,121    $  9,950       $ 116,303
                                ==========   ==========     ==========           ==========   ==========     ==========

-----------------------------------
See footnotes 1-5 on page 15.

                              VORNADO REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

           (amounts in thousands)
                                                           For The Nine Months Ended September 30,
                                ----------------------------------------------------------------------------------------------
                                                                             1999
                                ----------------------------------------------------------------------------------------------
                                                               Merchandise         Cold
                                  Office       Retail             Mart            Storage          Other(2)          Total
                                ----------   ----------        -----------       ----------      ----------       ---------
Total revenues..............    $275,853       $127,684           $102,711       $    --         $  7,059         $513,307
Total expenses..............     165,045         53,202             56,441            --           19,486          294,174
                                ----------   ----------         ----------       ----------      ----------      ----------
Operating income............     110,808         74,482             46,270            --          (12,427)         219,133
Income applicable to
   Alexander's..............          --             --                 --            --            4,951            4,951
Income from partially-
   owned entities...........      16,000            640              1,201        27,962           14,879           60,682
Interest and other
   investment
   income...................       1,292             --                566            --           10,722           12,580
Interest and debt
   expense..................     (35,444)       (21,603)           (21,331)           --          (27,608)        (105,986)
Net gain from insurance
   settlement and
   condemnation
   proceeding...............          --             --                 --            --               --               --
Minority interest...........     (16,313)        (9,422)            (4,703)       (4,922)              --          (35,360)
                                ----------   ----------         ----------       ----------      ----------      ----------
Net income..................      76,343         44,097             22,003        23,040           (9,483)         156,000
Minority interest...........      16,313          9,422              4,703         4,922               --           35,360
Interest and debt
   expense(4)...............      59,171         23,568             21,331        20,090           43,747          167,907
Depreciation and
   amortization(4)..........      43,490         12,528             12,641        23,603            7,246           99,508
Net gain from insurance
   settlement and
   condemnation
   proceeding...............          --             --                 --            --               --               --
Straight-lining of rents(4)      (13,118)        (2,001)            (3,504)       (1,171)            (271)         (20,065)
Other.......................         (42)            --                 --          (252) (3)       1,521            1,227
                                ----------   ----------         ----------       ----------      ----------      ----------
EBITDA(1)...................    $182,157        $87,614            $57,174       $70,232          $42,760         $439,937
                                ==========   ==========         ==========       ==========      ==========      ==========

                                                                         September 30, 1999
                                 -------------------------------------------------------------------------------------------
Balance sheet data:

   Real estate, net.........     $2,163,304     $575,561         $739,487            $--        $75,942        $3,554,294
   Investments and
     advances to
     partially-owned
     entities...............        385,070        2,436           31,344        464,604        310,950         1,194,404



           (amounts in thousands)
                                                        For The Nine Months Ended September 30,
                                ----------------------------------------------------------------------------------------------
                                                                             1998
                                ----------------------------------------------------------------------------------------------
                                                                   Merchandise        Cold
                                  Office       Retail                Mart           Storage           Other(2)        Total
                                ----------   ----------           -----------      ----------       ----------     -----------
Total revenues..............      $172,358        $123,367           $57,188        $     --          $6,493        $359,406
Total expenses..............       104,691          50,915            34,058              --          14,947         204,611
                                 ----------     ----------         ----------      ----------       ----------     ---------
Operating income............        67,667          72,452            23,130              --          (8,454)        154,795
Income applicable to
   Alexander's..............            --              --                --              --             806             806
Income from partially-
   owned entities...........         7,228              --             1,272           8,172           4,199          20,871
Interest and other
   investment
   income...................         3,868           2,119               350              --          11,730          18,067
Interest and debt
   expense..................       (16,367)        (24,152)          (12,182)             --         (27,835)        (80,536)
Net gain from insurance
    settlement and
    condemnation
   proceeding...............            --              --                --              --           9,649           9,649
Minority interest...........        (5,030)         (4,065)           (1,013)           (659)             --         (10,767)
                                 ----------     ----------            ----------       ----------  ----------     ----------
Net income..................        57,366          46,354            11,557           7,513          (9,905)        112,885
Minority interest...........         5,030           4,065             1,013             659              --          10,767
Interest and debt
   expense(4)...............        28,414          24,152            12,182          20,211          32,199         117,158
Depreciation and
    amortization(4).........        27,725          11,506             6,438          27,619           4,276          77,564
Net gain from insurance
    settlement and
    condemnation
   proceeding...............            --              --                --              --          (9,649)         (9,649)
Straight-lining of rents(4)         (5,223)         (2,591)           (2,658)             --            (863)        (11,335)
Other.......................           299              --                --           2,498(3)        5,561(5)        8,358
                                 ----------     ----------           ---------       --------     ----------     -----------
EBITDA(1)...................      $113,611        $ 83,486           $28,532         $58,500         $21,619        $305,748
                                 ==========    ===========           ========        ========     ==========     ===========

                                                                        December 31, 1998
                                   ----------------------------------------------------------------------------------------
Balance sheet data:
   Real estate, net.........       $1,777,919        $565,723         $729,485            $--       $15,948      $3,089,075
   Investments and
     advances to
     partially-owned
     entities...............          118,337           2,946           26,638        459,172       220,747         827,840

---------------------------------------
See footnotes 1-5 on the next page.

                              VORNADO REALTY TRUST

Notes to segment information:

    (1) EBITDA represents net income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.

    (2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

    (3) Includes (i) the reversal of income taxes (benefit for the nine months ended September 30, 1999) which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REIT's and
        (ii) the add back of non-recurring unification costs.

    (4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

    (5) Primarily represents the Company's equity in Alexander's loss for the write-off resulting from the razing of Alexander's building formerly located at its Lexington Avenue site.

11.   SUBSEQUENT EVENTS

      On October 15, 1999, the Company completed the acquisition of $15,600,000 of securitized debt from the Newkirk Joint Ventures which has a yield of 14.28%.

      On October 20, 1999, the Company lent Alexander's $50,000,000 on the same terms and conditions as the Company's existing $45,000,000 loan to Alexander's, including the interest rate of 14.18% and the maturity date of March 15, 2000. In conjunction with the additional loan, Alexander's paid the Company $11,200,000 (the Company's cost plus $200,000 in interest and carrying costs) for 112,000 square feet of air rights which the Company had recently entered into contracts to purchase. The Company paid for the air rights at the time it entered into the contracts with closing to take place when the developments which give rise to the air rights are completed in the year 2000.

      On October 21, 1999, the Company increased its ownership interest in Alexander's from 29.3% to 32% by acquiring an additional 135,600 shares of Alexander's common stock for approximately $8,956,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (All of the amounts presented are in thousands, except share amounts and percentages)

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area,
    (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense, (f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Vornado to continue to qualify as a REIT, (j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations, (l) general competitive factors and (m) failure by Vornado, or by other companies with which it does business, to remediate possible Year 2000 problems in computer software or embedded technology.

    OVERVIEW

         The Company's net income was $55,046 in the three months ended September 30, 1999, as compared to $45,082 in the prior year's quarter, an increase of $9,964. The Company's net income was $156,000 in the nine months ended September 30, 1999, as compared to $112,885 in the prior year's nine months, an increase of $43,115. EBITDA, as defined,(1) was $156,990 in the three months ended September 30, 1999, as compared to $116,303 in the prior year's quarter, an increase of $40,687. EBITDA was $439,937 in the nine months ended September 30, 1999 as compared to $305,748 in the prior year's nine months, an increase of $134,189.

         Below is a summary of net income and EBITDA by segment for the three and nine months ended September 30, 1999 and 1998:


                                                 For The Three Months Ended September 30, 1999
                                     ---------------------------------------------------------------------
                                                                       Merchandise      Cold
                                        Total     Office      Retail      Mart         Storage    Other(2)
                                        -----     ------      ------   -----------     -------    --------
 Total revenues  .............       $ 182,821   $ 100,701  $ 43,318      $ 35,622     $     --    $ 3,180
 Total expenses  .............         103,804      61,248    18,161        19,352           --      5,043
                                      --------     -------  --------      --------     --------   --------
 Operating income  ...........          79,017      39,453    25,157        16,270           --     (1,863)
 Income (loss) applicable to
   Alexander's  ..............           1,610          --        --            --           --      1,610
 Income (loss) from
   partially-owned entities ..          19,664       5,976       217          (703)       7,466      6,708
 Interest and other investment
   income (loss) .............           4,222         436        --           199           --      3,587
 Interest and debt expense ...         (35,085)    (13,185)   (5,486)       (8,166)          --     (8,248)
 Minority interest ...........         (14,382)     (6,868)   (4,126)       (1,693)      (1,695)        --
                                      --------     -------  --------      --------     --------   --------
 Net income  .................          55,046      25,812    15,762         5,907        5,771      1,794
 Minority interest ...........          14,382       6,868     4,126         1,693        1,695         --
 Interest and debt expense (4)          58,870      22,465     6,139         8,166        6,532     15,568
 Depreciation and amortization (4)..    35,098      15,513     4,144         4,463        7,591      3,387
 Straight-lining of rents (4)           (7,532)     (4,503)     (684)       (1,224)        (544)      (577)
 Other .......................           1,126         (42)       --            --        2,757(3)  (1,589)
                                      --------     -------  --------      --------     --------   --------
 EBITDA.......................       $ 156,990    $ 66,113  $ 29,487      $ 19,005     $ 23,802   $ 18,583
                                     =========    ========  ========      ========     ========   ========

                                                  For The Three Months Ended September 30, 1998
                                     ---------------------------------------------------------------------
                                                                       Merchandise      Cold
                                        Total     Office      Retail      Mart         Storage    Other(2)
                                        -----     ------      ------   -----------     -------    --------
 Total revenues  ...............     $ 140,672    $ 68,643  $ 40,928      $ 28,878     $     --    $ 2,223
 Total expenses  ...............        81,592      42,531    16,608        17,606           --      4,847
                                     ---------    --------  --------      --------     --------    -------
 Operating income  .............        59,080      26,112    24,320        11,272           --     (2,624)
 Income (loss) applicable to
   Alexander's  ................        (2,340)         --        --            --           --     (2,340)
 Income (loss) from
   partially-owned entities  ...        11,195       3,356        --           324        5,008      2,507
 Interest and other investment
   income (loss) ...............         5,230         924       (40)           29           --      4,317
 Interest and debt expense .....       (34,034)     (7,660)   (8,273)       (5,770)          --    (12,331)
 Net gain from insurance settlement
   and condemnation proceeding..         9,649          --        --            --           --      9,649
 Minority interest .............        (3,698)     (1,690)   (1,168)         (447)        (393)        --
                                     ---------    --------  --------      --------     --------    -------
 Net income  ...................        45,082      21,042    14,839         5,408        4,615       (822)
 Minority interest .............         3,698       1,690     1,168           447          393         --
 Interest and debt expense (4) .        46,908      11,867     8,273         5,770        6,601     14,397
 Depreciation and amortization (4)      28,920      10,504     3,751         3,212        9,800      1,653
 Net gain from insurance settlement
   and condemnation proceeding..        (9,649)         --        --            --           --     (9,649)
 Straight-lining of rents (4)...        (4,379)     (1,726)     (937)       (1,375)          --       (341)
 Other .........................         5,723         299        --            --          712(3)   4,712(5)
                                     ---------    --------  --------      --------     --------    -------
 EBITDA  .......................     $ 116,303    $ 43,676  $ 27,094      $ 13,462     $ 22,121    $ 9,950
                                     =========    ========  ========      ========     ========    =======

     Footnotes 1-5 are explained on the following page.

                                                  For The Nine Months Ended September 30, 1999
                                        ----------------------------------------------------------------------
                                                                          Merchandise      Cold
                                        Total       Office       Retail      Mart         Storage     Other(2)
                                        -----       ------       ------   -----------     -------     --------

 Total revenues.....................   $ 513,307     $275,853   $127,684   $ 102,711      $     --     $  7,059
 Total expenses.....................     294,174      165,045     53,202      56,441            --       19,486
                                       ---------     --------   --------   ---------      --------     --------
 Operating income...................     219,133      110,808     74,482      46,270            --      (12,427)
 Income applicable to Alexander's...       4,951           --         --          --            --        4,951
 Income from partially-owned
   entities.........................      60,682       16,000        640       1,201        27,962       14,879
 Interest and other investment
   income...........................      12,580        1,292         --         566            --       10,722
 Interest and debt expense..........    (105,986)     (35,444)   (21,603)    (21,331)           --      (27,608)
 Minority interest..................     (35,360)     (16,313)    (9,422)     (4,703)       (4,922)          --
                                       ---------     --------   --------   ---------      --------     --------
 Net income.........................     156,000       76,343     44,097      22,003        23,040       (9,483)
 Minority interest..................      35,360       16,313      9,422       4,703         4,922           --
 Interest and debt expense (4)......     167,907       59,171     23,568      21,331        20,090       43,747
 Depreciation and amortization (4)..      99,508       43,490     12,528      12,641        23,603        7,246
 Straight-lining of rents (4).......     (20,065)     (13,118)    (2,001)     (3,504)       (1,171)        (271)
 Other..............................       1,227          (42)        --          --          (252)(3)    1,521
                                       ---------     --------   --------   ---------      --------     --------

 EBITDA...........................     $ 439,937     $182,157   $ 87,614    $57,174       $ 70,232     $ 42,760
                                       =========     ========   ========    ========      ========     ========



                                                  For The Nine Months Ended September 30, 1998
                                        -----------------------------------------------------------------------
                                                                            Merchandise      Cold
                                        Total          Office      Retail      Mart         Storage    Other(2)
                                        -----          ------      ------   -----------     -------    --------
 Total revenues.....................    $ 359,406      172,358   $ 123,367     $ 57,188        $--      $ 6,493
 Total expenses.....................      204,611      104,691      50,915       34,058         --       14,947
                                         --------     --------   ---------      -------    -------      -------
 Operating income...................      154,795       67,667      72,452       23,130         --       (8,454)
 Income applicable to Alexander's...          806           --          --           --         --          806
 Income from partially-owned
   entities.........................       20,871        7,228          --        1,272      8,172        4,199
 Interest and other investment
   income...........................       18,067        3,868       2,119          350         --       11,730
 Interest and debt expense..........      (80,536)     (16,367)    (24,152)     (12,182)        --      (27,835)
 Net gain from insurance settlement
  and condemnation proceeding.......        9,649           --          --           --         --        9,649
 Minority interest .................      (10,767)      (5,030)     (4,065)      (1,013)      (659)          --
                                          -------       ------     -------       ------    -------       ------
 Net income  .......................      112,885       57,366      46,354       11,557      7,513       (9,905)
 Minority interest .................       10,767        5,030       4,065        1,013        659           --
 Interest and debt expense (4)......      117,158       28,414      24,152       12,182     20,211       32,199
 Depreciation and amortization (4)..       77,564       27,725      11,506        6,438     27,619        4,276
 Net gain from insurance settlement
   and condemnation proceeding......       (9,649)          --          --           --         --       (9,649)
 Straight-lining of rents (4).......      (11,335)      (5,223)     (2,591)      (2,658)        --         (863)
 Other..............................        8,358          299          --           --      2,498(3)     5,561(5)
                                        ---------    ---------    --------     --------   --------     --------
 EBITDA.............................    $ 305,748    $ 113,611    $ 83,486     $ 28,532   $ 58,500     $ 21,619
                                        =========    =========    ========     ========   ========     ========


   (1) EBITDA represents net income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.

   (2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

   (3) Includes (i) the reversal of income taxes (benefit for the nine months ended September 30, 1999) which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REIT's and
         (ii) the add back of non-recurring unification costs.

   (4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

   (5) Primarily represents the Company's equity in Alexander's loss for the write-off resulting from the razing of Alexander's building formerly located at its Lexington Avenue site.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     Below are the details of the changes by segment in EBITDA. The change in Cold Storage EBITDA is discussed in Income from partially-owned entities.

                                                                          Merchandise       Cold
                                       Total       Office      Retail         Mart        Storage(2)     Other
                                     ---------    --------     --------   -----------     -----------   --------
 Three months ended
   September 30, 1998..............  $ 116,303    $ 43,676     $ 27,094      $ 13,462      $ 22,121     $ 9,950
 1999 Operations:
   Same store operations(1)........      8,806       4,759        1,226         2,704           N/A         117
   Acquisitions and other..........     31,881      17,678        1,167         2,839           391       8,516
                                     ---------    --------     --------      --------      --------    --------

 Three months ended
    September 30, 1999.............   $156,990    $ 66,113      $29,487      $ 19,005      $ 23,802    $ 18,583
                                     =========    ========     ========      ========      ========    ========
    % increase in same
       store operations............    9.3%         10.9%         4.5%          20.0%           N/A(2)    1.2%

   (1) Represents operations, which were owned for the same period in each year.

   (2) Not comparable because prior to March 12, 1999 (date the operations of the Cold Storage Partnerships were sold - see Note 4), the Company reflected its equity in the operations of the Cold Storage Partnerships. Subsequent thereto, the Company reflects its equity in the rent it receives from the Cold Storage Partnerships.

Revenues

     The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $182,821 in the three months ended September 30, 1999, compared to $140,672 in the prior year's quarter, an increase of $42,149. This increase by segment resulted from:


                                       Date of                                           Merchandise
                                     Acquisition       Total      Office      Retail         Mart        Other
                                     -----------       -----      ------      ------     -----------     -----
 Property Rentals:
 Acquisitions:
   595 Madison Avenue...........   September 1999     $    611    $   611      $   --         $    --    $   --
   Hotel Pennsylvania (20%)  ...   August 1999           1,433         --          --              --     1,433
   909 Third Avenue  ...........   July 1999             5,052      5,052          --              --        --
   888 Seventh Avenue...........   January 1999          5,152      5,152          --              --        --
   Market Square Complex  ......   December 1998         3,221         --          --           3,221        --
   Mendik RELP Properties ......   December 1998         7,483      7,483          --              --        --
   20 Broad Street .............   August 1998           2,668      2,668          --              --        --
   689 Fifth Avenue.............   August 1998             430        430          --              --        --
                                                      --------    -------      ------         -------    ------
                                                        26,050     21,396          --           3,221     1,433
                                                      --------    -------      ------         -------    ------
 Leasing activity, including
   $435 of step-ups
   in Retail....................                         9,351      7,039         676           1,594        42
                                                      --------    -------      ------         -------    ------
 Total increase in property
   rentals......................                        35,401     28,435         676           4,815     1,475
                                                      --------    -------      ------         -------    ------
 Tenant expense reimbursements:
 Increase in tenant expense
  reimbursements due to
  acquisitions..................                         3,343      2,531          --             812        --
 Other..........................                         1,288       (742)      1,280             829       (79)
                                                      --------    -------      ------         -------    ------
 Total increase in tenant
   expense reimbursements.......                         4,631      1,789       1,280           1,641       (79)
                                                      --------    -------      ------         -------    ------
 Other income...................                         2,117      1,835         102             288      (108)
                                                      --------    -------      ------         -------    ------
 Total increase in revenues.....                      $ 42,149   $ 32,059      $2,058         $ 6,744    $1,288
                                                      ========    =======      ======         =======    ======

         Expenses

         The Company's expenses were $103,804 in the three months ended September 30, 1999 compared to $81,592 in the prior year's quarter, an increase of $22,212. This increase by segment resulted from:

                                                                           Merchandise
                                   Total         Office        Retail          Mart          Other
                                 --------       -------       -------      -----------      -------
Operating:
  Acquisitions .............     $ 15,027       $13,488       $    --        $   946        $   593
  Same store operations ....        1,010           815         1,452         (1,209)           (48)
                                 --------       -------       -------        -------        -------
                                   16,037        14,303         1,452           (263)           545
                                 --------       -------       -------        -------        -------
 Depreciation and
  amortization:
  Acquisitions .............        3,326         2,457            --            644            225
  Same store operations ....        1,902         1,263            97            607            (65)
                                 --------       -------       -------        -------        -------
                                    5,228         3,720            97          1,251            160
                                 --------       -------       -------        -------        -------
 General and Administrative:
  Corporate expenses(2) ....        3,833           694             4            758          2,377(1)
  Reduction in value of
   Vornado shares and other
   securities held in
   officer's deferred
   compensation trust ......       (2,886)           --           --              --         (2,886)
                                 --------       -------       -------        -------        -------
                                      947           694             4            758           (509)
                                 --------       -------       -------        -------        -------
                                 $ 22,212       $18,717       $ 1,553        $ 1,746        $   196
                                 ========       =======       =======        =======        =======

(1) Retail general and administrative expenses are included in corporate expenses, which are not allocated.

(2) Of this increase: (i) $596 is attributable to acquisitions, (ii) $2,752 resulted from payroll, primarily for additional employees, and corporate office expenses, and (iii) $485 resulted from professional fees.

     Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $1,610 in the three months ended September 30, 1999, compared to a loss of $2,340 in the prior year's quarter, an increase of $3,950. This increase resulted primarily from the Company's equity in Alexander's loss in 1998 of $4,423. Alexander's loss included the write-off resulting from the razing of its building formerly located at its Lexington Avenue site.

     Income from partially-owned entities was $19,664 in the three months ended September 30, 1999, compared to $11,195 in the prior year's quarter, a net increase of $8,469. This net increase by segment resulted from:


                                   Date of                                             Merchandise        Cold
                                 Acquisition      Total     Office          Retail         Mart          Storage        Other
                              ---------------    -------   ---------        -------    ------------     ---------      --------
Acquisitions:
 CESCR.....................   March 1999         $ 4,286    $ 4,286           $ --        $      --       $    --      $    --
 Newkirk Joint Ventures....   March 1999           4,778         --             --               --            --        4,778
 Las Catalinas.............   November 1998          217         --            217               --            --           --
                                                 -------    -------         ------        ---------      --------      -------
                                                   9,281      4,286            217               --            --        4,778

Increase (decrease) in
 equity in income:
  Cold Storage.............                        2,291         --             --               --         2,291(1)        --
  Hotel Pennsylvania.......                        (531)         --             --               --            --         (531)(2)
  Mendik partially-owned
    office buildings.......                        (333)       (333)(2)         --               --            --           --
  Other....................                      (2,239)     (1,333)            --           (1,027)          167          (46)
                                                 -------    -------         ------        ---------      --------      -------

                                                 $ 8,469    $ 2,620           $217        $  (1,027)      $ 2,458      $ 4,201
                                                 =======    =======         ======        =========      ========      =======


   (1) Primarily reflects equity interest in lease payments in 1999 in excess of equity in the operations of such companies in 1998.

   (2) Reflects the elimination of the Company's equity in income of Two Park Avenue as of November 1998 and the commercial portion of the Hotel Pennsylvania as of August 1999, both of which became wholly-owned and accordingly consolidated.

     Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $4,222 for the three months ended September 30, 1999, compared to $5,230 in the prior year's quarter, a decrease of $1,008. This decrease resulted primarily from lower average investments this year.

     Interest and debt expense was $35,085 for the three months ended September 30, 1999, compared to $34,034 in the prior year's quarter, an increase of $1,051. This increase resulted primarily from debt in connection with acquisitions.

     Minority interest was $14,382 for the three months ended September 30, 1999, compared to $3,698 in the prior year's quarter, an increase of $10,684. Of this increase $9,032 is due to acquisitions and $1,652 results from higher income.

     Preferred stock dividends were $9,672 for the three months ended September 30, 1999, compared to $5,423 in the prior year's quarter, an increase of $4,249. This increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred shares in March 1999 and Series C Cumulative Redeemable Preferred Shares in May 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     Below are the details of the changes by segment in EBITDA. The change in Cold Storage EBITDA is discussed in Income from partially-owned entities.


                                                                  Merchandise       Cold
                                  Total     Office     Retail        Mart         Storage(2)     Other
                                ---------  ---------   --------   -----------    -----------    --------
 Nine months ended              $ 305,748  $ 113,611   $ 83,486     $ 28,532     $  58,500     $ 21,619
   September 30, 1998. . . . .
 1999 Operations:
   Same store  operations(1) .     19,002     12,955      3,293        3,460         N/A           (706)

   Acquisitions and other. . .     115,187     55,591        835       25,182         9,860       21,847
                                 ---------  ---------   --------    ---------     ---------     --------
 Nine months ended
   September 30, 1999. . . . .  $ 439,937  $ 182,157   $ 87,614     $ 57,174     $  70,232     $ 42,760
                                =========  =========   ========    =========     =========     ========
   % increase in same
   store operations. . . . . .        7.7%      11.4%       3.9%        12.1%          N/A(2)    (3.3%)



(1)   Represents operations which were owned for the same period in each year.

(2) Not comparable because prior to March 12, 1999 (date the operations of the Cold Storage Partnerships were sold - see Note 4), the Company reflected its equity in the operations of the Cold Storage Partnerships. Subsequent thereto, the Company reflects its equity in the rent it receives from the Cold Storage Partnerships.

     Revenues

     The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $513,307 in the nine months ended September 30, 1999, compared to $359,406 in the prior year's nine months, an increase of $153,901. This increase by segment resulted from:



                                                  Date of                                                  Merchandise
                                                Acquisition            Total        Office      Retail         Mart          Other
                                               ---------------       ---------    ---------   ---------    -----------     ---------
Property Rentals:
Acquisitions:
  595 Madison Avenue. . . . . . . . . . .      September 1999        $     611    $    611    $    --         $    --      $    --
  Hotel Pennsylvania (20%). . . . . . . .      August 1999               1,433          --         --              --        1,433
  909 Third Avenue. . . . . . . . . . . .      July 1999                 5,052       5,052         --              --           --
  888 Seventh Avenue. . . . . . . . . . .      January 1999             16,516      16,516         --              --           --
  Market Square Complex . . . . . . . . .      December 1998            10,611          --         --          10,611           --
  Mendik RELP Properties. . . . . . . . .      December 1998            21,647      21,647         --              --           --
  20 Broad Street . . . . . . . . . . . .      August 1998               8,112       8,112         --              --           --
  689 Fifth Avenue. . . . . . . . . . . .      August 1998               2,152       2,152         --              --           --
  770 Broadway  . . . . . . . . . . . . .      July 1998                 5,747       5,747         --              --           --
  40 Fulton Street. . . . . . . . . . . .      June 1998                 2,605       2,605         --              --           --
  Merchandise Mart
    Properties. . . . . . . . . . . . . .      April 1998               27,227          --         --          27,227           --
  150 East 58th Street  . . . . . . . . .      March 1998                2,403       2,403         --              --           --
  One Penn Plaza. . . . . . . . . . . . .      February 1998             5,478       5,478         --              --           --
  Westport  . . . . . . . . . . . . . . .      January 1998                274         274         --              --           --
                                                                     ---------   ---------     ------         -------       ------
                                                                       109,868      70,597         --          37,838        1,433
                                                                     ---------   ---------     ------         -------       ------

 Leasing activity, including
   $1,059 of step-ups in Retail . . . . .                               24,423      20,776      1,348           2,694         (395)
                                                                     ---------   ---------     ------         -------       ------
 Total increase in property rentals . . .                              134,291      91,373      1,348          40,532        1,038
                                                                     ---------   ---------     ------         -------       ------

 Tenant expense reimbursements:
 Increase in tenant expense
   reimbursements due to
   acquisitions . . . . . . . . . . . . .                                9,670       6,272         --           3,398           --
 Other. . . . . . . . . . . . . . . . . .                                4,042         427      2,965             792         (142)
                                                                     ---------   ---------     ------         -------       ------
 Total increase in tenant
   expense reimbursements . . . . . . . .                               13,712       6,699      2,965           4,190         (142)
                                                                     ---------   ---------     ------         -------       ------
 Other income . . . . . . . . . . . . . .                                5,898       5,424       (328)            801            1
                                                                     ---------   ---------     ------         -------       ------
 Total increase in revenues . . . . . . .                            $ 153,901   $ 103,496     $3,985         $45,523       $  897
                                                                     =========   =========     ======         =======       ======

     Expenses

     The Company's expenses were $294,174 in the nine months ended September 30, 1999 compared to $204,611 in the prior year's nine months, an increase of $89,563. This increase by segment resulted from:

                                                                                   Merchandise
                                            Total        Office       Retail          Mart           Other
                                          --------      --------     --------      -----------      --------
 Operating:
   Acquisitions. . . . . . . . . . . .    $ 54,475      $ 38,947     $     --       $  14,935       $    593
   Same store operations . . . . . . .       7,651         6,698        2,148          (1,295)           100
                                          --------      --------     --------       ---------       --------
                                            62,126        45,645        2,148          13,640            693
                                          --------      --------     --------       ---------       --------
 Depreciation and amortization:
   Acquisitions. . . . . . . . . . . .      13,926         8,336           --           5,365            225
   Same store operations . . . . . . .       4,784         3,952          133             838           (139)
                                          --------      --------     --------       ---------       --------
                                            18,710        12,288          133           6,203             86
                                          --------      --------     --------       ---------       --------
 General and Administrative:
   Corporate expenses (2). . . . . . .      10,846         2,421            6           2,540          5,879(1)
   Reduction in value of
     Vornado shares and other
     securities held in officer's
     deferred compensation
     trust                                  (2,119)           --           --              --         (2,119)
                                          --------      --------     --------       ---------       --------
                                             8,727         2,421            6           2,540          3,760
                                          --------      --------     --------       ---------       --------
                                          $ 89,563      $ 60,354     $  2,287       $  22,383       $  4,539
                                          ========      ========     ========       =========       ========

(1) Retail general and administrative expenses are included in corporate expenses which are not allocated.

(2) Of this increase: (i) $2,802 is attributable to acquisitions, (ii) $5,906 resulted from payroll, primarily for additional employees, and corporate office expenses, and (iii) $2,138 resulted from professional fees.

      Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $4,951 in the nine months ended September 30, 1999, compared to $806 in the prior year's nine months, an increase of $4,145. This increase resulted primarily from the Company's equity in Alexander's loss in 1998 of $4,423. Alexander's loss included the write-off resulting from the razing of its building formerly located at its Lexington Avenue site.

      Income from partially-owned entities was $60,682 in the nine months ended September 30, 1999, compared to $20,871 in the prior year's nine months, a net increase of $39,811. This net increase by segment resulted from:

                                       Date of
                                     Acquisition        Total       Office       Retail
                                  ---------------     --------    ---------     ---------
Acquisitions:
  CESCR.......................    March 1999          $11,136     $11,136            $ --
  Newkirk Joint Ventures......    July 98/Mar. 99      10,087          --              --
  Las Catalinas...............    November 1998           640          --             640
  Cold Storage................    June/July 1998        7,628          --              --
  Merchandise Mart
     Management Company.......    April 1998              956          --              --
                                                     --------     -------       ---------
                                                       30,447      11,136             640
Increase (decrease) in equity
    in income:
    Cold Storage..............                         11,660          --              --
    Hotel Pennsylvania........                            648          --              --
    Mendik partially-owned
      office buildings........                           (905)       (905)(2)          --
    Other.....................                         (2,039)     (1,459)             --
                                                     --------     -------       ---------
                                                      $39,811     $ 8,772            $640
                                                     ========     =======       =========

                                                Merchandise
                                                    Mart       Cold Storage       Other
                                               ------------    ------------     ---------
Acquisitions:
  CESCR.......................                      $    --       $    --          $    --
  Newkirk Joint Ventures......                           --            --           10,087
  Las Catalinas...............                           --            --               --
  Cold Storage................                           --         7,628               --
  Merchandise Mart
     Management Company.......                          956            --               --
                                               ------------    ----------        ---------
                                                        956         7,628           10,087
Increase (decrease) in equity
    in income:
    Cold Storage..............                           --        11,660(1)            --
    Hotel Pennsylvania........                           --            --              648
    Mendik partially-owned
      office buildings........                           --            --               --
    Other.....................                       (1,027)          502              (55)
                                               ------------    ----------        ---------
                                                    $   (71)      $19,790          $10,680
                                               ============    ==========        =========

    (1) Primarily reflects equity interest in lease payments (March 12, 1999-September 30, 1999) and equity interest in the operations (January 1, 1999-March 12, 1999) for 1999 in excess of equity in the operations of such companies in 1998.
    (2) Reflects the elimination of the Company's equity in income of Two Park Avenue which is wholly-owned as of November 17, 1998 and accordingly is consolidated in 1999.

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $12,580 for the nine months ended September 30, 1999, compared to $18,067 in the prior year's nine months, a decrease of $5,487. This decrease resulted primarily from lower average investments this year.

      Interest and debt expense was $105,986 for the nine months ended September 30, 1999, compared to $80,536 in the prior year's nine months, an increase of $25,450. This increase resulted primarily from debt in connection with acquisitions.

      Minority interest was $35,360 for the nine months ended September 30, 1999, compared to $10,767 in the prior year's nine months, an increase of $24,593. Of this increase $18,889 is due to acquisitions and $5,704 results from higher income.

      Preferred stock dividends were $23,765 for the nine months ended September 30, 1999, compared to $16,268 in the prior year's nine months, an increase of $7,497. This increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred shares in March 1999 and Series C Cumulative Redeemable Preferred Shares in May 1999.

SUPPLEMENTAL INFORMATION

      The following table sets forth certain information for the properties the Company owns directly or indirectly:

                                         Office                              Merchandise Mart             Cold Storage
                                 --------------------                     ------------------------     -------------------
                                 New York
                                   City         CESCR        Retail       Office(1)    Showroom(1)     Owned       Managed
                                 --------       -----        ------       ---------    -----------     -----       -------
(square feet and cubic
feet in thousands)


As of September 30, 1999:
  Square feet ..............      14,115         3,620        12,133         2,322         4,473       16,998        2,772
  Cubic feet ...............        --             --           --             --            --       428,400        86,150
  Number of properties .....        23             38           59             7             7           89            14
  Occupancy rate ...........       94%            98%          91%            95%           96%         95%           95%
As of June 30, 1999:
  Square feet ..............      12,479         3,620        12,133         2,322         4,457       16,687        2,670
  Cubic feet ...............        --             --           --             --            --       423,100        83,200
  Number of properties .....        21             38           59             7             7           87            13
  Occupancy rate ...........       92%            98%          93%            95%           96%         92%           92%
As of December 31, 1998:
  Square feet ..............      12,437          914         12,133         2,274         4,377       18,887        2,574
  Cubic feet ...............        --             --           --             --            --       449,900        80,200
  Number of properties .....        20             38           59             7             7           88            13
  Occupancy rate ...........       91%            98%          92%            95%           95%         90%           90%
As of September 30, 1998:
  Square feet ..............      10,106          905         11,955         2,221         3,189       18,887        2,574
  Cubic feet ...............        --             --           --             --            --       449,900        80,200
  Number of properties .....        18             25           59             5             5           88            13
  Occupancy rate ...........       91%            97%          93%            93%           90%         90%           90%

(1) The office and showroom space is contained in the same mixed-use properties.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 1999

      Cash flows provided by operating activities of $127,833 was primarily comprised of (i) net income of $156,000 and (ii) adjustments for non-cash items of $18,438, offset by (iii) the net change in operating assets and liabilities of $46,605 (primarily prepaid expenses). The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $60,315 and
(ii) minority interest of $35,360, partially offset by (iii) the effect of straight-lining of rental income of $23,387 and (iv) equity in net income of partially-owned entities in excess of distributions of $48,517.

      Net cash used in investing activities of $338,239 was primarily comprised of (i) capital expenditures of $113,945 (see detail below), (ii) investment in notes and mortgages receivable of $53,380 (including $41,200 loan to CAPI and $18,587 loan to Vornado Operating Company), (iii) acquisitions of real estate of $182,400 (see detail below) and (iv) investments in partially-owned entities of $35,845 (see detail below), partially offset by (v) the use of cash restricted for tenant improvements of $25,785, (vi) proceeds from the sale of Cold Storage assets of $22,769 and (vii) proceeds from the repayment of mortgage loans receivable of $14,000 (Vornado Operating Company).

      Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                             Debt    Value of Units        Assets
                                                           Cash            Assumed       Issued           Acquired
                                                         ----------      ----------  --------------     -------------
Real Estate:
    595 Madison Avenue Office Building................   $  125,000      $       --    $        --      $     125,000
    909 Third Avenue Office Building..................       12,400         109,000          1,600            123,000
    888 Seventh Avenue Office Building................       45,000          55,000             --            100,000
                                                         ----------      ----------    -----------      -------------
                                                         $  182,400      $  164,000    $     1,600      $     348,000
                                                         ==========      ==========    ===========      =============

Investments in Partially Owned Entities:
    Charles E. Smith Commercial Realty L.P.:
      Additional investment...........................   $       --      $       --    $   242,000      $     242,000
      Reacquired units from Vornado Operating
        Company.......................................       13,200              --             --             13,200
      Crystal City hotel land.........................           --              --          8,000              8,000
    Additional investment in Newkirk Joint Ventures...        4,645              --         47,790             52,435
    Additional 20% investment in Hotel Pennsylvania...       18,000          24,000             --             42,000
                                                         ----------      ----------    -----------      -------------
                                                         $   35,845      $   24,000    $   297,790      $     357,635
                                                         ==========      ==========    ===========      =============

Capital expenditures were comprised of:

                                                  New York
                                                    City                        Merchandise
                                                   Office       Retail             Mart           Other      Total
                                                  --------      ------          -----------       -----      -----
Expenditures to maintain the assets.......        $  8,564      $   984         $     5,433      $ 4,912   $ 19,893
Tenant allowances.........................          14,604          953              11,294           --     26,851

Redevelopment expenditures................          43,854       17,745               5,602           --     67,201
                                                  --------      -------         -----------      -------   --------
                                                  $ 67,022      $19,682         $    22,329      $ 4,912   $113,945
                                                  ========      =======         ===========      =======   ========

      Net cash provided by financing activities of $183,350 was primarily comprised of (i) repayments of borrowings of $394,975, (ii) dividends paid on common shares of $112,390, (iii) dividends paid on preferred shares of $21,608, and (iv) distributions to minority partners of $23,491 partially offset by, (v) proceeds from issuance of preferred shares of $193,282, (vi) proceeds from issuance of units of $343,155 and (vii) proceeds from borrowings of $205,000.

Nine Months Ended September 30, 1998

      Cash flows provided by operating activities of $99,885 was primarily comprised of (i) income of $103,236 (net income of $112,885 less net gain from insurance settlement and condemnation proceeding of $9,649) and (ii) adjustments for non-cash items of $25,937, offset by (iii) the net change in operating assets and liabilities of $29,288. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $41,605 and (ii) minority interest of $10,767, partially offset by (iii) the effect of straight-lining of rental income of $14,977 and (iv) equity in net income of partially-owned entities in excess of distributions of $9,122. The net change in operating assets and liabilities reflects an increase in prepaid real estate taxes of $15,792.

      Net cash used in investing activities of $1,182,182 was primarily comprised of (i) acquisitions of real estate of $855,800 (see detail below),
(ii) investments in partially-owned entities of $308,000 (see detail below),
(iii) capital expenditures of $67,392 and investments in securities of $73,773 (including $48,500 purchase of Capital Trust Preferred Stock), partially offset by (v) proceeds from the repayment of mortgage loans receivable of $67,663. Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                        Debt         Value of         Total
                                                           Cash        Assumed     Units Issued   Consideration
                                                        -----------   -----------  ------------   -------------
      Real Estate:
          Merchandise Mart Properties................   $  187,000    $  327,000(1)  $  116,000      $  630,000
          One Penn Plaza Office Building.............      317,000        93,000             --         410,000
          770 Broadway Office Building...............      131,000            --         18,000         149,000
          150 East 58th Street Office Building.......      118,000            --             --         118,000
          40 Fulton Street Office Building...........       54,000            --             --          54,000
          689 Fifth Avenue Office Building...........       33,000            --             --          33,000
          Other......................................       15,800            --             --          15,800
                                                        ----------    ----------     ----------      ----------
                                                        $  855,800    $  420,000     $  134,000      $1,409,800
                                                        ==========    ==========     ==========      ==========

      Investments in Partially Owned Entities:
          Hotel Pennsylvania (acquisition of additional
            40% interest increasing ownership
            to 80%)..................................   $   22,000    $   48,000     $       --      $   70,000
          570 Lexington Avenue Office Building
            (increased interest from 5.6% to
            approximately 50%).......................       32,300         4,900             --          37,200
          Acquisition of Freezer Services, Inc. (60%
            interest)................................       58,000        16,000          6,000          80,000
          Reduction in Cold Storage Partnerships debt
            (60% interest)...........................       44,000            --             --          44,000
          Acquisition of Carmar Group (60% interest).       86,400         8,400             --          94,800
          Investment in Newkirk Joint Ventures.......       56,000            --             --          56,000
          Other......................................        9,300            --             --           9,300
                                                        ----------    ----------     ----------      ----------
                                                        $  308,000    $   77,300     $    6,000      $  391,300
                                                        ==========    ==========     ==========      ==========

      (1) Reflects July 1998 repayment of $26,000 of debt.

      Net cash provided by financing activities of $867,196 was primarily comprised of (i) proceeds from borrowings of $1,423,953 and (ii) proceeds from the issuance of common shares of $445,282 partially offset by (iii) repayment of borrowings of $883,043, (iv) dividends paid on common shares of $94,430 and
(v) dividends paid on preferred shares of $16,268.

Funds from Operations for the Three and Nine Months Ended September 30, 1999 and 1998

      Funds from operations was $76,462 in the three months ended September 30, 1999, compared to $58,608 in the prior year's quarter, an increase of $17,854. Funds from operations was $216,876 in the nine months ended September 30, 1999, compared to $157,789 in the prior year's nine months, an increase of $59,087. The following table reconciles funds from operations and net income:


                                                   For The Three Months Ended           For The Nine Months Ended
                                                          September 30,                       September 30,
                                                   --------------------------           -------------------------
                                                    1999                1998              1999             1998
                                                    ----                ----              ----             ----
Net income applicable to common shares.....       $  45,374          $   39,659          $  132,235      $   96,617
Depreciation and amortization of real
    property...............................          21,623              15,969              59,320          41,002
Straight-lining of property rentals for rent
    escalations............................          (6,467)             (3,804)            (18,317)        (10,218)
Leasing fees received in excess of income
    recognized..............................            727                 310               1,528           1,047
Proportionate share of adjustments to equity
    in net income of partially-owned entities
    to arrive at funds from operations.....          15,605              17,315              38,110          41,691
Reduction in value of Vornado shares held in
    officer's deferred compensation trust...         (2,007)                 --                (340)             --
Gain on sale of securities available
    for sale...............................              --                  --                (383)             --
Net gain from insurance settlement and
    condemnation proceeding................              --              (9,649)                 --          (9,649)
Minority interest in excess of preferential
    distributions..........................          (3,815)             (1,192)             (6,122)         (2,701)
                                                  ----------         -----------         -----------     -----------
                                                     71,040              58,608             206,031         157,789
Dilutive effect of Series A preferred shares          5,422                  --              10,845              --
                                                  ----------         -----------         -----------     -----------
Funds from Operations-diluted..............       $  76,462          $   58,608          $  216,876      $  157,789
                                                  ==========         ===========         ===========     ===========

      The number of shares that should be used for determining funds from operations per share is as follows:

                                                  For The Three Months Ended          For The Nine Months Ended
                                                         September 30,                      September 30,
                                                  --------------------------          -------------------------
                                                    1999               1998            1999             1998
                                                    ----               ----            ----             ----
Weighted average shares....................          85,936            83,755            85,555         79,407
Effect of dilutive securities:
    Employee stock options.................           1,553             1,673             1,783          2,075
    Series A preferred shares..............           8,018                --             5,345             --
Denominator for diluted funds from operations       -------           -------           -------        -------
    per share - adjusted
    weighted average shares and
    assumed conversions....................          95,507            85,428            92,683         81,482
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

                                  For The Three Months Ended September     For The Nine Months Ended September
                                                   30,                                     30,
                                  -------------------------------------    -------------------------------------
                                         1999                1998                 1999               1998
                                  ----------------      ---------------     ---------------       --------------
Operating activities.........      $       41,037       $       17,674      $      127,833       $       99,885
                                   ===============      ===============     ===============      ===============
Investing activities.........      $     (195,919)      $     (202,501)     $     (338,239)      $   (1,182,182)
                                   ===============      ===============     ===============      ===============
Financing activities.........      $      234,120       $       68,096      $      183,350       $      867,196
                                   ===============      ===============     ===============      ===============

Financings

      On February 18, 1999, the Company completed a $165,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000 debt on the property. The new 5-year debt matures in February 2004 and bears interest at 7.08%.

      On July 8, 1999, the Company completed a $70,000 mortgage financing of its 350 North Orleans property in Chicago. The Company received proceeds of $40,000 and is expected to receive the remaining $30,000 during the next year upon meeting certain debt service coverage requirements. The new 3-year debt matures in June 2002 and bears interest at LIBOR + 1.65% (7.03% at October 31,
1999).

      On September 21, 1999, the Company completed a $250,000 mortgage refinancing of its Merchandise Mart property in Chicago of which $50,000 is further secured by a letter of credit. The new 5-year debt matures in September 2004 and bears interest at LIBOR + 1.50%. The initial interest rate on the loan through October 31, 1999 was 6.88%. The letter of credit will be reduced over the term of the loan as cash flow increases. The Company bought an interest rate cap, capping the interest rate in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap to a third party on the same terms as the cap the Company purchased.

Offerings of Preferred Shares and units

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

      On May 17, 1999, the Company completed the sale of 4 million 8.5% Series C Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $96,900. Additionally in May 1999, 600,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $14,500. The perpetual preferred shares may be called without penalty at the option of the Company commencing on May 17, 2004.

      On May 27, 1999, the Company sold an aggregate of $27,500 of 8.375% Series D-2 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $27,467. The perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 27, 2004.

      On September 3, 1999, the Company sold an aggregate of $325,000 of 8.25% Series D-3 and D-4 Cumulative Redeemable Preferred Units in the Operating Partnership to institutional investors in private placements, resulting in net proceeds of approximately $316,400. The Perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on September 7, 2004.

      On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of Cold Storage Partnerships encompassing the operations of the cold storage business for approximately $48,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc.

      On October 15, 1999, the Company completed the acquisition of $15,600 of securitized debt from the Newkirk Joint Ventures which has a yield of 14.28%.

      On October 20, 1999, the Company lent Alexander's $50,000 loan on the same terms and conditions as the Company's existing $45,000 loan to Alexander's, including the interest rate of 14.18% and the maturity date of March 15, 2000. In conjunction with the additional loan, Alexander's paid $11,200 (the Company's cost plus $200,000 interest) for approximately 112,000 square feet of air rights which the Company had recently contracted to purchase.

      On October 21, 1999, the Company increased its ownership interest in Alexander's from 29.3% to 32% by acquiring an additional 135,600 shares of Alexander's common stock for approximately $8,956.

      The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for any significant acquisitions will require funding from borrowings or equity offerings.

Year 2000 Issues

      Year 2000 compliance programs and information systems modification were initiated by the Company in early 1998 to address the risk posed by the year 2000 issue. The Company developed a plan to address their affected informational (accounting, billing and payroll) and operational (refrigeration, HVAC, security, elevators, lighting and energy management) systems. The Company's plan also considers statements from outside vendors as to their year 2000 readiness.

      The Company and its partially-owned entities have completed the assessment, inventory and planning phases of the plan and have determined that all mission critical systems are year 2000 compliant. The Company believes that any issues encountered with informational or operational systems have been remediated. The Company completed its testing of all mission critical systems during the quarter ended September 30, 1999. The cost of the Company's year 2000 plan had no material impact to 1999 operations.

      The Company believes that its exposure may be the failure of third parties (e.g., energy providers) in meeting their commitments which may result in temporary business interruption at the Company's buildings, retail centers, mart properties, cold storage warehouses and other real estate properties. The Company has contingency plans for its own day to day informational and operational systems that were completed by October 31, 1999. Failure of third parties with which the Company conducts business to successfully respond to their year 2000 issues may have an adverse effect on the Company.

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

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), which was effective for the Company in the first quarter of 1999. The Company has no deferred organization costs or other deferred start-up costs as defined in SOP 98-5, and therefore adoption of SOP 98-5 had no material effect to the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      At September 30, 1999, the Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt is as follows:

        (amounts in thousands except per share amounts)

                                                                    Weighted        Effect of 1%
                                                                     Average        Increase In
                                                    Balance       Interest Rate      Base Rates
                                                  -----------   -----------------  --------------
        Wholly-owned debt:

               Variable rate..................    $ 1,243,007         6.60%           $  12,430
               Fixed rate.....................        829,959         7.02%                  --
                                                  -----------                         ----------
                                                  $ 2,072,966                            12,430
                                                  ===========                         ----------

        Partially-owned debt:
               Variable rate..................    $    76,182         7.51%                 762
               Fixed rate.....................      1,119,273         7.47%                  --
                                                  -----------                         ----------
                                                  $ 1,195,455                               762
                                                  ===========                         ----------
        Minority interest.....................                                           (1,847)
                                                                                      ----------
        Total decrease in the
          Company's annual net income.........                                        $  11,345
                                                                                      ==========
             Per share-diluted................                                        $     .13
                                                                                      ==========

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed in the attached Exhibit Index.

(b)  Reports on Form 8-K

     During the quarter ended September 30, 1999, Vornado Realty Trust filed the reports on Form 8-K described below:

      Date of Report
    (Date of Earliest
     Event Reported)                              Item Reported                                 Date Filed
    -----------------                             -------------                                 ----------
      May 17, 1999        Sale of Series C Preferred Shares in public offering and issuance    July 7, 1999
                           of Series D-2 Preferred Units by Vornado Realty L.P.

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

                                                 VORNADO REALTY TRUST
                                       -----------------------------------------
                                                    (Registrant)

Date:  November 4, 1999            By:        /s/  Irwin Goldberg
                                       -----------------------------------------
                                                   IRWIN GOLDBERG
                                         Vice President, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.
--------
   3.1         --  Amended and Restated Declaration of Trust of Vornado, amended April 3, 1997--Incorporated by reference to Exhibit 3.1 of Vornado's Registration Statement on Form S-8 (File No. 333-29011),
                     filed on June 12, 1997.........................................................................  *

   3.2         --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                     Assessments and Taxation of Maryland on April 22, 1998 - Incorporated by reference to Exhibit
                     3.1 of Vornado's Current Report on Form 8-K, dated April 22, 1998 (File No. 001-11954), filed on April 28, 1998..............................................................................  *

   3.3         --  Articles Supplementary Classifying Vornado's $3.25 Series A Preferred Shares of Beneficial
                     Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.1 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on
                     April 8, 1997..................................................................................  *

   3.4         --  Articles Supplementary Classifying Vornado's Series D-1 8.5% Cumulative Redeemable Preferred
                     Shares of Beneficial Interest, no par value (the "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 12, 1998
                     (File No. 001-11954), filed on November 30, 1998...............................................  *

   3.5         --  Articles Supplementary Classifying Additional  Series D-1 Preferred Shares - Incorporated by
                     reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998
                     (File No. 001-11954), filed on February 9, 1999................................................  *

   3.6         --  Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of
                     Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File
                     No. 001-11954), filed on March 17, 1999........................................................  *

   3.7         --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with Respect to Series C
                     Preferred Shares - Incorporated by reference to Exhibit 3.7 of Vornado's Registration
                     Statement on Form 8-A (File No. 001-11954), filed on May 19, 1999..............................  *

   3.8         --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                     Series D-2 Preferred Shares, dated as of May 27, 1999, as filed with the State Department of
                     Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by reference to Exhibit
                     3.1 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed
                     July 7, 1999...................................................................................  *

   3.9         --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                     Series D-3 Preferred Shares, dated as of September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to
                     Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No.
                     001-11954), filed October 25, 1999.............................................................  *

   3.10        --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                     Series D-4 Preferred Shares, dated as of September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to
                     Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No.
                     001-11954), filed October 25, 1999.............................................................  *

--------------
*  Incorporated by reference

EXHIBIT
  NO.
--------
   3.11        --  By-laws of Vornado, as amended on April 28, 1997 - Incorporated by reference to Exhibit 3(b) of
                     Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No.
                     001-11954), filed on May 14, 1997..............................................................  *

   3.12        --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 - Incorporated by reference to Exhibit 3.4 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 31, 1998 (the "1997 10-K")....  *

   3.13        --  Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty
                     L.P., dated as of December 16, 1997- Incorporated by reference to Exhibit 3.5 of the 1997
                     10-K...........................................................................................  *

   3.14        --  Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the
                     Operating Partnership, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of
                     Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998.....  *

   3.15        --  Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating
                     Partnership, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of
                     Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on
                     November 30, 1998..............................................................................  *

   3.16        --  Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of the
                     Operating Partnership, dated as of November 30, 1998 - Incorporated by reference to Exhibit
                     3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999......................................................................  *

   3.17        --  Exhibit A, dated as of December 22, 1998, to Second Amended and Restated Agreement of Limited
                     Partnership of the Operating Partnership - Incorporated by reference to Exhibit 3.4 of
                     Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on
                     February 9, 1999...............................................................................  *

   3.18        --  Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating
                    Partnership, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's
                    Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999...  *

   3.19        --  Exhibit A to Second Amended and Restated Agreement of Limited Partnership of the Operating
                     Partnership, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of
                     Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March
                     17, 1999.......................................................................................  *

   3.20        --  Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                     Realty L.P., dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of
                     Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July
                     7, 1999........................................................................................  *

   3.21        --  Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                     Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
                     Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.....  *

--------------
*  Incorporated by reference

EXHIBIT
  NO.
--------
   3.22        --  Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                     Realty L.P., dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
                     Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.....  *

   3.23        --  Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                     Realty L.P., dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 of
                     Vornado's Current Report on Form 8-K (File No. 001-11954), dated September 3, 1999 (File No.
                     001-11954), filed October 25, 1999.............................................................  *

   3.24        --  Tenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                     Realty L.P., dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 of
                     Vornado's Current Report on Form 8-K (File No. 001-11954), dated September 3, 1999 (File No.
                     001-11954), filed October 25, 1999.............................................................  *

   4.1         --  Instruments defining the rights of security holders (see Exhibits 3.1 through 3.24 of this
                     Quarterly Report on Form 10-Q).................................................................

   4.2         --  Indenture dated as of November 24, 1993 between Vornado Finance Corp. and Bankers Trust Company, as Trustee - Incorporated by reference to Vornado's current Report on Form 8-K dated November
                     24, 1993 (File No. 001-11954), filed December 1, 1993..........................................  *

   4.3         --  Specimen certificate representing Vornado's Common Shares of Beneficial Interest, par value
                     $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration
                     Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995...........................  *

   4.4         --  Specimen certificate representing Vornado's $3.25 Series A Preferred Shares of Beneficial
                     Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on
                     April 8, 1997..................................................................................  *

   4.5         --  Specimen certificate evidencing Vornado's Series B 8.5% Cumulative Redeemable Preferred Shares
                     of Beneficial Interest - Incorporated by reference to Exhibit 4.2 of Vornado's Registration
                     Statement on Form 8-A (File No. 001-11954), filed on March 15, 1999............................  *

   4.6         --  Specimen certificate evidencing Vornado's 8.5% Series C Cumulative Redeemable Preferred Shares
                     of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on Form 8-A (File No.
                     001-11954), filed on May 19, 1999..............................................................  *

  10.1         --  Second Amendment, dated as of June 12, 1997, to Vornado's 1993 Omnibus Share Plan, as amended -
                     Incorporated by reference to Vornado's Registration Statement on Form S-8 (File No. 333-29011)
                     filed on June 12, 1997.........................................................................  *

  10.2         --  Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of
                     May 1, 1992 - Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992...................................  *

  10.3**       --  Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of
                     November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado
                     Finance Corp., as mortgagee - Incorporated by reference to Vornado's Current Report on Form
                     8-K dated November 24, 1993 (File No. 001-11954), filed December 1, 1993.......................  *

--------------
*  Incorporated by reference
** Management contract or compensatory plan

EXHIBIT
  NO.
--------
  10.4**       --  1985 Stock Option Plan as amended - Incorporated by reference to Vornado's Quarterly Report on
                     Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed June 9, 1987...............  *

  10.5**       --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan - Incorporated by reference to Vornado's
                     Quarterly Report on Form 10-Q for quarter ended October 26, 1985 (File No. 001-11954), filed
                     December 9, 1985...............................................................................  *

  10.6**       --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by reference to Vornado's
                     Quarterly Report on Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed June
                     9, 1987........................................................................................  *

  10.7**       --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by reference to Vornado's
                     Quarterly Report on Form 10-Q for quarter ended October 26, 1985 (File No. 001-11954), filed
                     December 9, 1985...............................................................................  *

  10.8**       --  Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 1998 -
                     Incorporated by reference to Exhibit 10.7 of Vornado's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998.................  *

  10.9**       --  Employment Agreement between Vornado Realty Trust and Richard Rowan dated January 1, 1998 -
                     Incorporated by reference to Exhibit 10.8 of Vornado's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998.................  *

  10.10**      --  Employment Agreement between Vornado Realty Trust and Irwin Goldberg, dated December 11, 1997 -
                     Incorporated by reference to Exhibit 10.10 of Vornado's Annual Report on Form 10-K/A for the
                     year ended December 31, 1997 (File No. 001-11954), filed on April 14, 1998.....................  *

  10.11**      --  Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli dated December 2,
                     1996 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                     December  31, 1996 (File No. 001-11954), filed March 13, 1997..................................  *

  10.12        --  Promissory Notes from Steven Roth to Vornado, Inc. dated December 29, 1992 and January 15, 1993
                     - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                     December 31, 1992 (File No. 001-11954), filed February 16, 1993................................  *

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
                     - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                     December 31, 1993 (File No. 001-11954), filed March 24, 1994...................................  *

--------------
*  Incorporated by reference
** Management contract or compensatory plan

EXHIBIT
  NO.
--------
  10.16        --  Promissory Note from Richard Rowan to Vornado Realty Trust - Incorporated by reference to
                     Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                     001-11954), filed March 24, 1994...............................................................  *

  10.17        --  Promissory Note from Joseph Macnow to Vornado Realty Trust - Incorporated by reference to
                     Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                     001-11954), filed March 24, 1994...............................................................  *

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
                     Alexander's, Inc., dated as of July 20, 1992 - Incorporated by reference to Vornado's Annual
                     Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February
                     16, 1993.......................................................................................  *

  10.20        --  Amendment to Real Estate Retention Agreement dated February 6, 1995 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No.
                     001-11954), filed March 23, 1995...............................................................  *

  10.21        --  Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re: Alexander's
                     Retention Agreement - Incorporated by reference to Vornado's annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-11954), filed March 24, 1994....................  *

  10.22        --  Stock Purchase Agreement, dated February 6, 1995, among Vornado Realty Trust and Citibank, N.A.
                     Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File
                     No. 001-11954), filed February 21, 1995........................................................  *

  10.23        --  Management and Development Agreement, dated as of February 6, 1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed
                     February 21, 1995............................................................................... *

  10.24        --  Standstill and Corporate Governance Agreement, dated as of February 6, 1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed February 21, 1995........................................................................  *

  10.25        --  Credit Agreement, dated as of March 15, 1995, among Alexander's Inc., as borrower, and Vornado
                     Lending Corp., as lender - Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001 - 11954), filed March 23, 1995......................  *

  10.26        --  Subordination and Intercreditor Agreement, dated as of March 15, 1995 among Vornado Lending
                     Corp., Vornado Realty Trust and First Fidelity Bank, National Association - Incorporated by
                     reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File
                     No. 001-11954), filed March 23, 1995...........................................................  *

  10.27        --  Revolving Credit Agreement dated as of February 27, 1995 among Vornado Realty Trust, as borrower, and Union Bank of Switzerland, as Bank and Administrative Agent - Incorporated by
                     reference to Exhibit 10(F)9 of Vornado's Annual Report on Form 10-K for the year ended
                     December 31, 1994 (File No. 001-11954), filed March 23, 1995...................................  *

  10.28        --  Form of Intercompany Agreement between Vornado Realty L.P. and Vornado Operating, Inc.
                     -Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Vornado Operating, Inc.'s
                     Registration Statement on Form S-11 (File No. 333-40701), filed on January 23, 1998............  *

--------------
*  Incorporated by reference

EXHIBIT
  NO.
--------
  10.29        --  Form of Revolving Credit Agreement between Vornado Realty L.P. and Vornado Operating, Inc., together with related form of Note - Incorporated by reference to Exhibit 10.2 of Amendment
                     No. 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No.333-40701).....  *

  10.30        --  Amended and Restated Revolving Credit Agreement, dated as of February 23, 1998, between Vornado
                     Realty L.P., as Borrower, Vornado Realty Trust, as General Partner and Union Bank of
                     Switzerland (New York Branch), as Bank, the other banks signatory hereto, each as a bank,
                     Union Bank of Switzerland (New York Branch), as Administrative Agent and Citicorp Real Estate,
                     Inc., The Chase Manhattan Bank and Nationsbank, as Syndication Agents - Incorporated by
                     reference to Exhibit 10.29 of the 1997 10-K....................................................  *

  10.31        --  Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 of
                     Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997.............  *

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
                     Incorporated and Crescent Real Estate Equities, Limited Partnership - Incorporated by
                     reference to Exhibit 99.6 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October 8, 1997.............................................................................  *

  10.35        --  Contribution Agreement between Vornado Realty Trust, Vornado Realty L.P. and The Contributors
                     Signatory - thereto - Merchandise Mart Properties, Inc. (DE) and Merchandise Mart Enterprises,
                     Inc. Incorporated by reference to Exhibit 10.34 of Vornado's Annual Report on Form 10-K/A for
                     the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998..................  *

  10.36        --  Sale Agreement executed November 18, 1997, and effective December 19, 1997, between MidCity
                     Associates, a New York partnership, as Seller, and One Penn Plaza LLC, a New York Limited
                     liability company; as purchaser. Incorporated by reference to Exhibit 10.35 of Vornado's
                     Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998...............................................................................  *

  10.37        --  Promissory Notes from Michael D. Fascitelli to Vornado Realty Trust dated March 2, 1998 and
                     April 30, 1998.  Incorporated by reference to Exhibit 10.37 of Vornado's Quarterly Report on
                     Form 10-Q for the quarter ended March 31, 1998 (File No. 001-11954), filed May 13, 1998........  *

  10.38        --  Credit Agreement dated as of June 22, 1998 among One Penn Plaza, LLC, as Borrower, The Lenders
                     Party Hereto, The Chase Manhattan Bank, as Administrative Agent Incorporated by reference to
                     Exhibit 10 of Vornado's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
                     (File No. 001-11954), filed August 13, 1998....................................................  *

  10.39        --  Registration Rights Agreement, dated as of April 1, 1998 between Vornado and the Unit Holders named herein - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado's
                     Registration Statement on Form S-3 (File No. 333-50095), filed on May 6, 1998..................  *

--------------
*  Incorporated by reference

EXHIBIT
  NO.
--------
  10.40        --  Underwriting Agreement, dated April 9, 1998, among Vornado, Vornado Realty L.P. and Goldman,
                     Sachs & Co. - Incorporated by reference to Exhibit 1.1 of Vornado's Current Report on Form
                     8-K, dated April 9, 1998 (File No. 001-11954), filed on April 16, 1998.........................  *

  10.41        --  Pricing Agreement, dated April 9, 1998, between Vornado and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 1.2 of Vornado's Current Report on Form 8-K, dated April 9,1998 (File
                     No. 001-11954), filed on April 16, 1998........................................................  *

  10.42        --  Underwriting Agreement, dated April 23, 1998, among Vornado, Vornado Realty L.P. and Merrill
                     Lynch, Pierce, Fenner & Smith Incorporated - Incorporated by reference to Exhibit 1.1 of
                     Vornado's Current Report on Form 8-K, dated April 22, 1998 (File No. 001-11954), filed on
                     April 28, 1998.................................................................................  *

  10.43        --  Underwriting Agreement, dated March 12, 1999, among Vornado, Vornado Realty L.P., Merrill Lynch,
                     Pierce, Fenner & Smith Incorporated - Incorporated by reference to Exhibit 1.1 of Vornado's
                     Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999..  *

  27           --  Financial Data Schedule

--------------
*  Incorporated by reference