Form 10-K405
period 1999-12-31
VORNADO REALTY TRUST
filed 2000-03-09
CIK 899689

                                                       EXHIBIT INDEX ON PAGE 112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended:                   DECEMBER 31, 1999
                           -----------------------------------------------------
                                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission File Number:                            1-11954
                       ---------------------------------------------------------

                              VORNADO REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           MARYLAND                                                           22-1657560
--------------------------------------------------------------------   --------------------------------------------------------
              (State or other jurisdiction of                                               (I.R.S. Employer
              incorporation or organization)                                             Identification Number)


       PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                                          07663
--------------------------------------------------------------------   --------------------------------------------------------
         (Address of Principal Executive Offices)                                              (Zip Code)


Registrant's telephone number including area code:       (201) 587-1000
                                                  ------------------------------

                                    Securities registered pursuant to Section 12(b) of the Act:

                      Title of Each Class                                  Name of Each Exchange on Which Registered
                      -------------------                                  -----------------------------------------
                  Common Shares of beneficial                                      New York Stock Exchange
               interest, $.04 par value per share

                      Series A Convertible                                         New York Stock Exchange
                 Preferred Shares of beneficial
                     interest, no par value


                    8.5% Series B Cumulative                                       New York Stock Exchange
                  Redeemable Preferred Shares
                    of beneficial interest,
                          no par value


                    8.5% Series C Cumulative                                       New York Stock Exchange
                  Redeemable Preferred Shares
                    of beneficial interest,
                          no par value

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust as reflected in the table in Item 12 of this Form 10-K, at March 1, 2000 was $2,130,503,000.

As of March 1, 2000, there were 86,393,140 common shares of the registrant's shares of beneficial interest outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

PART III: Proxy Statement for Annual Meeting of Shareholders to be held on May 31, 2000.

                               TABLE OF CONTENTS

               ITEM                                                                                                PAGE
               ----                                                                                                ----
PART I.           1.   Business...............................................................................       3
                  2.   Properties.............................................................................      12
                  3.   Legal Proceedings......................................................................      46
                  4.   Submission of Matters to a Vote of Security Holders....................................      46
                       Executive Officers of the Registrant...................................................      46

PART II.          5.   Market for the Registrant's Common Equity and Related Stockholder Matters..............      47
                  6.   Selected Consolidated Financial Data...................................................      48
                       Management's Discussion and Analysis of Financial Condition and Results of
                  7.     Operations...........................................................................      50
                 7A.   Quantitative and Qualitative Disclosures about Market Risk.............................      65
                  8.   Financial Statements and Supplementary Data............................................      66
                  9.   Changes In and Disagreements With Independent Auditors on Accounting and Financial
                         Disclosure...........................................................................      66

PART III.        10.   Directors and Executive Officers of the Registrant.....................................      (1)
                 11.   Executive Compensation.................................................................      (1)
                 12.   Security Ownership of Certain Beneficial Owners and Management.........................      (1)
                 13.   Certain Relationships and Related Transactions.........................................      (1)
PART IV.         14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................     103

SIGNATURES...................................................................................................      104

 ----------------
 (1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1999, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 46 of this Annual Report on Form 10-K.

      Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense, (f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Vornado to continue to qualify as a REIT,
(j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations, and (l) general competitive factors.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

      Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). In April 1997, Vornado transferred substantially all of its assets to Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). As a result, Vornado conducts its business through the Operating Partnership. Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at March 1, 2000. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

      The Company currently owns directly or indirectly:

Office Building Properties ("Office"):

          (i) all or portions of 22 office building properties in the New York City metropolitan area (primarily Manhattan) aggregating approximately 14.0 million square feet;

          (ii) a 34% limited partnership interest in Charles E. Smith Commercial Realty L.P. ("CESCR"), a limited partnership which owns and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington, D.C., and manages an additional 7.9 million square feet of office and other commercial properties in the Washington, D.C. area;

Retail Properties ("Retail"):

          (iii) 56 shopping center properties in six states and Puerto Rico aggregating approximately 12.0 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

Merchandise Mart Properties:

          (iv) the Merchandise Mart Properties portfolio containing approximately 6.8 million square feet, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

          (v) a 60% interest in partnerships that own 89 warehouse facilities nationwide with an aggregate of approximately 428 million cubic feet of refrigerated space (excludes 15 additional warehouses containing approximately 91 million cubic feet managed by AmeriCold Logistics). AmeriCold Logistics leases all of the partnerships' facilities;

Other Real Estate Investments:

          (vi) approximately 32% of the outstanding common stock of Alexander's, Inc. ("Alexander's"), which has eight properties in the New York City metropolitan area;

          (vii) The Hotel Pennsylvania in New York City contains approximately 800,000 square feet of space with 1,700 rooms and approximately 400,000 square feet of retail and office space;

          (viii) approximately 30% interest in the Newkirk joint ventures which own various equity and debt interests relating to 120 limited partnerships which own real estate, primarily office and retail, net leased to credit rated tenants;

          (ix) eight dry warehouse /industrial properties in New Jersey containing approximately 2.0 million square feet; and

          (x)     other real estate investments.

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

            - Investing in properties in the New York City metropolitan area and other selected markets where the Company believes there is high likelihood of capital appreciation;

            - Acquiring high quality properties at a discount to replacement cost and where there is a significant potential for higher rents;

            - Investing in retail properties in selected understored locations such as the New York City metropolitan area;

            - Investing in fully integrated operating companies that have a significant real estate component with qualified, experienced operating management and strong growth potential which can benefit from the Company's access to efficient capital; and

            - Developing and redeveloping the Company's existing properties to increase returns and maximize value.

      The Company expects to finance its growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

ACQUISITIONS AND INVESTMENTS

      Since January 1, 1999, the Company completed approximately $807 million of real estate acquisitions and investments. The following table lists the acquisitions and investments by business segment:

                                                                                                                 TOTAL
                                                                                                             CONSIDERATION
                                                                                 LOCATION                    (IN MILLIONS)
                                                                                 --------                    -------------
           OFFICE:
           -------
           888 Seventh Avenue..................................  New York City                                   $   117
           Charles E. Smith Commercial Realty, L.P.:
               Increase in investment to 34%...................  Northern Virginia and Washington, D.C.              242
               Crystal City hotel land.........................  Crystal City, Virginia                                8
           909 Third Avenue....................................  New York City                                       123
           595 Madison Avenue (the Fuller Building)............  New York City                                       125
           GreenPoint leasehold interest.......................  New York City                                        37

           RETAIL:
           -------
           Vornado-Ceruzzi Joint Venture
               (80% interest)..................................  Northeast and Mid-Atlantic states                    12

           OTHER REAL ESTATE INVESTMENTS:
           ------------------------------
           Newkirk Joint Ventures - additional investments.....  Various                                              68
           Hotel Pennsylvania - increase in investment from
               80% to 100%.....................................  New York City                                        42
           Alexander's Inc. - increase in investment from 29.3%
               to 32%..........................................  New York City                                         9
           Student Housing Joint Ventures
               (90% interest)..................................  Florida                                              24
                                                                                                                 -------

                     Total Acquisitions and Investments........                                                  $   807
                                                                                                                 =======

OFFICE:

   888 Seventh Avenue

      On January 12, 1999, the Company completed the acquisition of 888 Seventh Avenue, a 46 story Manhattan office building, for approximately $117,000,000, of which $55,000,000 was indebtedness.

   Charles E. Smith Commercial Realty L.P.

      On March 4, 1999, the Company made an additional $242,000,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia, and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc. ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., immediately prior to the contribution to CESCR. Together with the Company's investment in CESCR made in 1997 and the units it reacquired in March 1999 from Vornado Operating Company, the Company owns approximately 34% of CESCR's limited partnership units. In addition, the Company acquired from CAPI for $8,000,000 the land under a Marriott Hotel located in Crystal City.

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

      In connection with these transactions, the Company made a five-year $41,200,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately $55,000,000 of the Operating Partnership's units issued to CAPI as well as certain real estate assets.

   909 Third Avenue

      On July 21, 1999, the Company acquired 909 Third Avenue, a 33 story Manhattan office building, for approximately $123,000,000, of which $109,000,000 was indebtedness.

   595 Madison Avenue

      On September 15, 1999, the Company acquired 595 Madison Avenue (the "Fuller Building"), a 40 story Manhattan office building, for approximately $125,000,000.

   GreenPoint Leasehold Interest

      On December 16, 1999, the Company acquired GreenPoint Financial Corporation's 99-year leasehold interest in approximately 56,000 square feet, adjacent to One Penn Plaza, as part of its redevelopment plan for the Penn Plaza district for approximately $37,300,000.

RETAIL:

   Vornado-Ceruzzi Joint Ventures

      On January 4, 2000 and January 25, 2000, the Company and its joint venture partner acquired fee and/or leasehold interests in six properties located in Pennsylvania, Virginia and Maryland formerly occupied by Hechinger, Inc., a home improvement retailer, which was liquidated. The purchase price for the 500,000 square feet acquired was $15,000,000. The Company's share of this investment is 80% or $12,000,000.

OTHER REAL ESTATE INVESTMENTS:

   Newkirk Joint Ventures

      On March 9, 1999, the Company and its joint venture partner completed the acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

      On October 15, 1999, the Company completed the acquisition of $15,600,000 of securitized debt of the Newkirk Joint Ventures which has an average yield of 14.28%.

Hotel Pennsylvania

      On August 5, 1999, the Company increased its interest in the Hotel by acquiring Planet Hollywood International, Inc.'s ("Planet Hollywood") 20% interest in the hotel for approximately $18,000,000 and assumed $24,000,000 of existing debt. In connection with the transaction, the Company terminated the licensing agreement with Planet Hollywood for an Official All-Star Hotel. The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden. After the acquisition, the Company owned 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion through a preferred stock affiliate (in which the Company owns all of the preferred equity and none of the common equity).

   Alexander's

      On October 21, 1999, the Company increased its ownership interest in Alexander's from 29.3% to 32% by acquiring an additional 135,600 shares of Alexander's common stock for approximately $8,956,000.

   Student Housing Joint Venture

      On January 28, 2000, the Company and its joint venture partner, acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000,000, of which $19,600,000 was indebtedness. The Company's share of this investment is 90%.

DISPOSITIONS

      On March 3, 2000, the Company sold three shopping centers located in Texas for approximately $25,750,000 resulting in a gain of $4,400,000.

DEVELOPMENT AND REDEVELOPMENT PROJECTS

      During 1999, the Company expended approximately $93,444,000 in connection with development and redevelopment projects which included (i) $27,544,000 to buyout the tenant's lease on 28,000 square feet of office space at 640 Fifth Avenue, thereby permitting re-leasing for retail use, (ii) $11,000,000 to buyout the Bradlees lease at 14th Street and Union Square (effective March 15, 2002), and (iii) $54,900,000 for the multi-year projects described below.

      The following table sets forth certain information for multi-year projects currently in development or redevelopment as of December 31, 1999:

       (dollars in millions)                                                            The Company's Share of
                                                                        ------------------------------------------------------
                                                                          Estimated        Costs Expended
                                                     Anticipated        Total Project         through          Estimated Costs
     Project                                       Completion Date          Cost         December 31, 1999       to Complete
     -------                                       ---------------      -------------    -----------------     ---------------
     YMCA Development (80% interest)
       construction and sale of 119,000
       square foot residential condominium
       tower in Manhattan (46 of the 53 units
       (87%) have been presold as of
       March 1, 2000)                              Spring 2001           $     99.5          $   22.9             $   76.6
     Fort Lee, New Jersey (75% interest) -
       construction of an 800,000 square
       foot high rise rental apartment
       complex                                     Winter 2002                125.4              17.8                107.6
     Temperature Controlled Logistics
       (60% interest) - acquisition,
       development and expansion of
       distribution and production
       warehouses                                  2000-2001                   75.7                --                 75.7
     770 Broadway - refurbishment of
       1,016,000 square foot office property       Spring 2000                 36.0              24.9                 11.1
     Market Square Complex in High Point,
       North Carolina - 335,000 square foot
       expansion project                           Spring 2000                 23.0              15.3                  7.7

                                                                         ----------          --------             --------
                                                                         $    359.6          $   80.9             $  278.7
                                                                         ==========          ========             ========

      The above table does not include the capital requirements of Alexander's which are described in Item II: Properties.

      In addition to the projects noted above, the Company has identified the following opportunities for future development or redevelopment: (i) the site at 14th Street and Union (currently leased to Bradlees), which may include razing the existing building and developing a large multi-use building, (ii) the refurbishment of the Hotel Pennsylvania, (iii) the redevelopment of the Company's Penn Station properties which may include creating new retail space,
(iv) the construction of a large office tower at 7 Times Square (50% interest),
(v) the construction of 435,000 square feet of new showrooms in High Point, North Carolina, (vi) the redevelopment of office space at 595 Madison Avenue, and (vii) the 45,000 square foot expansion of 640 Fifth Avenue.

      There can be no assurance that the above projects will be commenced or will be successful.

OPERATIONS OF VORNADO OPERATING COMPANY

      In October 1998, Vornado Operating Company ("Vornado Operating") was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that Company could not itself conduct.

      The Company and Vornado Operating are parties to certain agreements described below.

   Revolving Credit Agreement

      Vornado Operating was granted a $75,000,000 unsecured revolving credit facility from the Company (the "Revolving Credit Agreement") which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 1999, $4,587,000 was outstanding under the Revolving Credit Agreement.

   Agreement with Vornado Operating

      The Company and Vornado Operating are parties to an Agreement pursuant to which, among other things, (a) the Company will under certain circumstances offer Vornado Operating an opportunity to become the lessee of certain real property owned now or in the future by the Company (under mutually satisfactory lease terms) and (b) Vornado Operating will not make any real estate investment or other REIT-Qualified Investment unless it first offers the Company the opportunity to make such investment and the Company has rejected that opportunity.

      Under the Agreement, the Company provides Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. Pursuant to the Agreement, compensation for such services was $330,000 for the year ended December 31, 1999 and $50,000 for the period from October 16, 1998 (commencement date) through December 31, 1998.

      Vornado Operating and the Company each have the right to terminate the Agreement if the other party is in material default of the Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, the Company has the right to terminate the Agreement upon a change in control of Vornado Operating.

   Vornado Operating's Management

      Messrs. Roth, Fascitelli, West and Wight are directors of Vornado Operating. Mr. Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Mr. Fascitelli is also President of Vornado Operating, and certain other members of the Company's senior management hold a corresponding position with Vornado Operating.

   Temperature Controlled Logistics Business

      On October 31, 1997, partnerships (the "Vornado/Crescent Partnerships") in which affiliates of the Company have a 60% interest and affiliates of Crescent Real Estate Equities Company have a 40% interest, acquired each of AmeriCold Corporation ("Americold") and URS Logistics, Inc. ("URS"). In June 1998, the Vornado/Crescent Partnerships acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group.

      On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of Temperature Controlled Logistics encompassing the operations of the temperature controlled business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. ("AmeriCold Logistics"). The new partnership leases the underlying temperature controlled warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000,000 annually. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent and pursuant thereto, rent was deferred for the period ended December 31, 1999 of which the Company's share was $3,240,000.

   Disposition and Acquisition of Interest in CESCR

      On December 31, 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR to Vornado Operating Company for an aggregate purchase price of approximately $12,900,000, or $34 per unit (which is the price at which CESCR issued partnership units in October 1998 in connection with a significant "roll-up" transaction). The purchase price was funded out of Vornado Operating's working capital. After giving effect to this purchase, the Company owned approximately 9.6% of CESCR as of December 31, 1998. In connection with this purchase, the Company granted to Vornado Operating an option to require the Company to repurchase all of the CESCR units at the price at which Vornado Operating purchased the CESCR units, plus a cumulative return on such amount at a rate of 10% per annum. In March 1999, Vornado Operating exercised such option and the Company reacquired the CESCR units from Vornado Operating for $13,200,000.

FINANCING ACTIVITIES

      During 1999, the Company sold an aggregate of $539,500,000 of Cumulative Redeemable Preferred Units and $200,000,000 of Cumulative Redeemable Preferred Shares, resulting in net proceeds of approximately $718,734 ,000.

      In addition, during 1999 the Company completed $485,000,000 of property level refinancings.

      On March 1, 2000, the Company completed a $500,000,000 private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000,000. In connection therewith, the Company repaid $228,000,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000,000 outstanding under its revolving credit facility.

      Further detail of the Company's financing activities are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this document.

      At December 31, 1999, the ratio of debt-to-enterprise value (market equity value plus debt less cash) was 43% based on debt of $3.2 billion which included the Company's proportionate share of debt of partially-owned entities. In the future, in connection with its strategy for growth, this percentage may change. The Company's policy concerning the incurrence of debt may be reviewed and modified from time to time by the Company without the vote of shareholders.

      The Company may seek to obtain funds through equity offerings or debt financings, although there is no express policy with respect thereto. The Company may offer its shares or Operating Partnership units in exchange for property and may repurchase or otherwise reacquire its shares or any other securities in the future.

EBITDA BY SEGMENT AND REGION

      The following table sets forth the percentage of the Company's EBITDA(1) by segment and region for the years ended December 31, 1999, 1998 and 1997. Prior to April 1997, the Company operated in one segment-retail real estate, primarily in the Northeast section of the United States.

                                                             ------------------------------------------
                                                                        PERCENTAGE OF EBITDA
                                                             ------------------------------------------
                                                                      Years Ended December 31,
                                                             ------------------------------------------
      SEGMENT                                                    1999           1998           1997
      -------                                                -----------    -----------    ------------
           Office..........................................       42%           37%             38%
           Retail..........................................       19%           26%             57%
           Merchandise Mart Properties.....................       12%            9%             --
           Temperature Controlled Logistics................       16%           20%              8%
           Other...........................................       11%            8%              (3)%
                                                                 ---           ---             ----
                                                                 100%          100%            100%
                                                                 ===           ===             ===
      REGION
      ------
           New York City metropolitan area.................       48%           54%             72%
           Washington D.C./Northeast Virginia..............       12%            7%              1%
           Chicago.........................................        8%            6%             --
           New Jersey......................................        4%            5%             14%
           Puerto Rico.....................................        2%            2%              4%
           Other (2).......................................       26%           26%              9%
                                                                 ---           ---             ---
                                                                 100%          100%            100%
                                                                 ===            ===            ===

         -----------------------------
         (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
         (2) Other includes the Temperature Controlled Logistics segment which has facilities in 31 states and Alberta, Canada. See page 34 for details.

RELATIONSHIP WITH ALEXANDER'S

      The Company owns 32.0% of the outstanding shares of common stock of Alexander's. See "Interstate Properties" below for a description of Interstate's ownership of the Company and Alexander's.

      Alexander's has eight properties (see Item 2. Properties--Alexander's).

      At December 31, 1999, the Company has loans receivable from Alexander's aggregating $95,000,000, including $50,000,000 loaned to Alexander's on October 20, 1999. The loans, which were scheduled to mature on March 15, 2000, were extended to March 15, 2001. The interest rate was reset from 14.18% to 15.72%, reflecting an increase in the underlying Treasury rate. Management believes there are no indications of impairment as discussed in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan".

      The Company manages, develops and leases the Alexander's properties under a management and development agreement (the "Management Agreement") and a leasing agreement (the "Leasing Agreement") pursuant to which the Company receives annual fees from Alexander's. These agreements have a one-year term expiring in March of each year and are automatically renewable. See Item 2. Properties for a description of Alexander's Development and Redevelopment projects.

      Alexander's common stock is listed on the New York Stock Exchange under the symbol "ALX".

INTERSTATE PROPERTIES

      As of December 31, 1999, Interstate Properties and its partners owned approximately 17.8% of the common shares of beneficial interest of the Company, 27.3% of Alexander's common stock and beneficial ownership of 17.8% of Vornado Operating. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of both Alexander's and Vornado Operating. Mr. Wight is a trustee of the Company and is also a director of both Alexander's and Vornado Operating. Mr. Mandelbaum is a trustee of the Company and is also a director of Alexander's.

COMPETITION

      The Company's four business segments, Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics, operate in highly competitive environments. The Company's success depends upon, among other factors, the trends of the national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, income tax laws, governmental regulations, legislation and population trends. The Company competes with a large number of real estate property owners. Principal factors of competition are rent charged, attractiveness of property and the quality and breadth of services provided. The Company has a large concentration of properties in the New York City metropolitan area, a highly competitive market. The economic condition of this market may be significantly influenced by supply and demand for space and the financial performance and productivity of the publishing, retail, pharmaceutical, insurance and finance industries.

ENVIRONMENTAL REGULATIONS

      Under various Federal, state and local laws and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. Such laws can impose liability without regard to whether the owner or operator knew of, or caused, the release of such substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. Other Federal, state and local laws and regulations require abatement or removal of damaged asbestos-containing materials or in the event of demolition or certain renovations or remodeling and also govern emissions of and exposure to asbestos fibers in the air. Air emissions and waste-water discharges and the operation and subsequent removal of certain underground storage tanks are also regulated by Federal and state laws. In connection with the ownership, operation and management of its properties, the Company could be held liable for the costs of remedial action with respect to such regulated substances or tanks or related claims for personal injury, property damage or fines.

      Each of the Company's properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental condition. However, there can be no assurance that the identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to the Company.

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

EMPLOYEES

      The Company has approximately 1,299 employees consisting of 95 in the Office Properties segment, 53 in the Retail Properties segment, 588 in the Merchandise Mart Properties segment, 470 at the Hotel Pennsylvania and 93 corporate staff. This does not include employees of partially-owned entities.

SEGMENT DATA

      The Company operates in four business segments: Office Properties, Retail Properties, Merchandise Mart Properties and Temperature Controlled Logistics. The Company engages in no foreign operations other than one temperature controlled warehouse in Canada.

      The Company's principal executive offices are located at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663; telephone (201) 587-1000.

ITEM 2. PROPERTIES

      The Company currently owns, directly or indirectly, Office properties, Retail properties, Merchandise Mart Properties and Temperature Controlled Logistics warehouses. The Company also owns or has investments in Alexander's, Hotel Pennsylvania, Newkirk Joint Ventures, and dry warehouses and industrial buildings.

OFFICE

The New York City office properties consist of (i) all or a portion of 22 office buildings in the New York City metropolitan area (primarily Manhattan) aggregating approximately 14.0 million square feet (including 825,000 square feet of retail space and five garages containing 334,000 square feet) (collectively, the "New York City Office Properties") and (ii) a 34% interest in Charles E. Smith Commercial Realty, L.P. which owns interests in and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington, D.C. (the "CESCR Office Properties").

      The following data on pages 13 to 18 covers the New York City Office Properties. The CESCR Office Properties are described on pages 19 to 21.

New York City Office Properties:

      The following table sets forth the percentage of the New York City Office Properties revenue by tenants' industry:

                            Industry                           Percentage
                            --------                           ----------
                            Publishing..................         13%
                            Retail......................         10%
                            Finance.....................          9%
                            Legal.......................          8%
                            Technology..................          7%
                            Insurance...................          6%
                            Government..................          5%
                            Pharmaceuticals.............          5%
                            Media and Entertainment.....          5%
                            Apparel.....................          3%
                            Service Contractors.........          3%
                            Engineering.................          3%
                            Bank Branches...............          5%
                            Other.......................         18%

      The Company's New York City Office property lease terms range from 5 to 7 years for smaller tenant spaces to as long as 20 years for major tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant's share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction costs of its premises. No tenant in the office segment accounted for more than 10% of the Company's total revenue. Below is a listing of tenants which accounted for 2% or more of the New York City Office Properties revenues in 1999:

                                                                                   Percentage
                                                                                   of the New
                (in thousands, except percentages)                                  York City
                                                                                     Office
                                                     Square Feet       1999        Properties
                Tenant                                 Leased        Revenues       Revenues
                ------                               -----------   ------------    ----------
                Sterling Winthrop Inc............          429     $  18,125           5%
                Times Mirror Company.............          520        15,424           4%
                The McGraw Hill
                    Companies Inc................          486        14,199           4%
                Mutual Life Insurance Co.........          264         8,734           2%
                Kmart Corporation................          287         7,649           2%

      The following table sets forth lease expirations for each of the next 10 years, as of December 31, 1999, assuming that none of the tenants exercise their renewal options.

                                                                                                ANNUAL ESCALATED
                                                                     PERCENTAGE OF           RENT OF EXPIRING LEASES
                                NUMBER OF       SQUARE FEET OF       TOTAL LEASED       ----------------------------------
YEAR                         EXPIRING LEASES   EXPIRING LEASES        SQUARE FEET            TOTAL        PER SQUARE FOOT
----                         ---------------  ------------------    ---------------     ---------------  -----------------
2000......................          211               914,000            6.6%            $  31,501,000      $  34.45
2001......................          127               767,000            5.5%               25,755,000         33.59
2002......................          122               793,000            5.7%               24,235,000         30.55
2003......................           98             1,294,000(1)         9.3%               29,065,000         22.47
2004......................          117               973,000            7.0%               31,055,000         31.91
2005......................           62               505,000            3.6%               15,650,000         30.98
2006......................           69               869,000            6.3%               24,178,000         27.82
2007......................           57               865,000            6.2%               28,496,000         32.93
2008......................           63             1,228,000            8.8%               37,901,000         30.85
2009......................           45               612,000            4.4%               19,998,000         32.66

---------------------
(1) Includes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office. The annual escalated rent is $3,193,000 or $6.49 per square foot. The U.S. Post Office has 7 five-year renewal options remaining.

      As of March 1, 2000, the occupancy rate of the Company's New York City Office properties was 95%. The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the New York City Office properties at the end of each of the past three years.

                                                                                AVERAGE ANNUAL
                         AS OF              RENTABLE                            ESCALATED RENT
                      DECEMBER 31,         SQUARE FEET      OCCUPANCY RATE      PER SQUARE FOOT
                -----------------------  ---------------   ----------------    -----------------
                 1999..................     14,028,000           95%               $  30.16
                 1998..................     12,437,000           91%               $  28.14
                 1997..................      8,353,000           95%               $  27.09

      In 1999, 1,764,602 square feet of New York City office space was leased at a weighted average initial rent per square foot of $37.34. The Company's ownership interest in the leased square footage is 1,685,476 square feet at a weighted average initial rent per square foot of $37.10. At December 31, 1998, the weighted average escalated rent per square foot for the Company's interest in such properties was $26.22. Following is the detail by building:

                                                               1999 Leases                 Average Annual
                                                     ----------------------------------    Escalated Rent
                                                                       Average Initial     Per Square Foot
                                                                       Rent Per Square     at December 31,
         Location                                     Square Feet          Foot(1)              1998
        ----------                                   -------------    -----------------   -----------------
            770 Broadway........................        588,056          $   31.86             $   20.16
            One Penn Plaza......................        275,609              39.68                 27.98
            909 Third Avenue....................        220,823              47.11                 34.83
            Two Penn Plaza......................         88,379              38.06                 27.80
            Eleven Penn Plaza...................         66,870              31.37                 26.75
            888 Seventh Avenue..................         62,211              42.27                 30.08
            330 Madison Avenue..................         61,663              39.30                 35.42
            90 Park Avenue......................         61,318              45.90                 37.63
            570 Lexington Avenue................         58,896              46.73                 31.69
            150 East 58th Street................         55,881              40.82                 30.99
            1740 Broadway.......................         53,800              42.00                 34.42
            866 United Nations Plaza............         51,159              35.30                 30.69
            Two Park Avenue.....................         49,255              35.64                 23.54
            550/600 Mamaroneck Avenue...........         36,818              21.68                 19.72
            40 Fulton Street....................         26,907              26.52                 26.60
            20 Broad Street.....................          6,957              17.25                 27.51
                                                      ---------
            Total...............................      1,764,602              37.34                 27.02
                                                      =========
            Vornado's ownership interest........      1,685,476              37.10                 26.22
                                                      =========


         ---------------------------------

         (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

      In addition to the office space noted above, the Company leased 37,000 square feet of retail space (of which 28,000 square feet was previously leased as office space) at 640 Fifth Avenue at an average initial rent per square foot of $202.79.

      During 1999, the Company granted non-exclusive rights to three companies to install fiber-optic networks and to provide broadband data, video and voice communications services in its office buildings in return for a share of revenues and warrants to purchase common stock. Concurrently, the Company has invested approximately $10.2 million in these entities, representing interests in each entity of less than 3%.

New York City Office Properties

      The following table sets forth certain information for the New York City Office Properties owned by the Company as of December 31, 1999.

                                                                                                        ANNUALIZED
                                    YEAR                      APPROXIMATE                 ANNUALIZED    ESCALATED
                                 ORIGINALLY        LAND        LEASABLE         NUMBER    BASE RENT       RENT
                                 DEVELOPED         AREA      BUILDING SQUARE      OF         PER      PER SQ. FT.(2)    PERCENT
         LOCATION               OR ACQUIRED     (SQ. FT.)         FEET          TENANTS   SQ. FT.(1)                   LEASED (1)
---------------------------    -------------   -----------  -----------------  ---------  ----------  --------------  ------------
MANHATTAN
    One Penn Plaza (3)              1998         128,000        2,418,000           220    $  28.28      $  29.28         97%

    Two Penn Plaza                  1997         117,000        1,497,000            62       27.97         29.01         98%

    909 Third Avenue (3)            1999          82,000        1,303,000            18       22.23         24.04         88%

    770 Broadway                    1998          63,000        1,037,000            10       24.97         25.59         97%

    Eleven Penn Plaza               1997          56,000          975,000            75       27.00         29.35         97%


                                                                    LEASE
                                                                  EXPIRATION/
                                       PRINCIPAL TENANTS            OPTION         ENCUMBRANCES
         LOCATION                 (50,000 SQUARE FEET OR MORE)    EXPIRATION       (THOUSANDS)
---------------------------      ------------------------------  -------------    --------------
MANHATTAN
    One Penn Plaza (3)            BNY Financial Group              2004/2009        $ 275,000
                                  Buck Consultants                    2008
                                  Cisco Systems                    2005/2011
                                  First Albany                     2008/2013
                                  Kmart Corporation                2016/2036
                                  Metropolitan Life                   2004
                                  Miller Freeman Inc.              2011/2021
                                  MWB Leasing                         2006
                                  Parsons Brinkerhoff              2008/2013
                                  State of NY                      2004/2014
                                  Stone & Webster                     2008

    Two Penn Plaza                Compaq Computer                     2003            163,147
                                  Forest Electric                  2006/2011
                                  Information Builders, Inc.       2013/2023
                                  Madison Square Garden            2007/2017
                                  McGraw Hill Co., Inc.            2020/2030
                                  Ogden Services                      2008
                                  UHC Management                   2001/2006

    909 Third Avenue (3)          Citibank                            2008            108,754
                                  Fischbein Badillo                   2008
                                  Forest Laboratories              2010/2020
                                  Ogilvy Public Relations          2009/2014
                                  Shearman & Sterling              2007/2012
                                  U.S. Post Office (4)             2003/2033


    770 Broadway                  Chase Manhattan Bank                2005                 --
                                  J. Crew                          2012/2017
                                  Kmart                            2016/2036
                                  MTVN Online                      2009/2014
                                  V.N.U. U.S.A, Inc                2015/2020

    Eleven Penn Plaza             Crowthers McCall                    2010             53,129
                                  Executive Office Network            2012
                                  Faulkner & Gray                  2006/2011


                                                                                                        ANNUALIZED
                                    YEAR                      APPROXIMATE                 ANNUALIZED    ESCALATED
                                 ORIGINALLY        LAND        LEASABLE         NUMBER    BASE RENT       RENT
                                 DEVELOPED         AREA      BUILDING SQUARE      OF         PER      PER SQ. FT.(2)    PERCENT
         LOCATION               OR ACQUIRED     (SQ. FT.)         FEET          TENANTS   SQ. FT.(1)                   LEASED (1)
----------------------------   -------------   -----------  -----------------  ---------  ----------  --------------  ------------


    Two Park Avenue                 1997          44,000        952,000           48         23.72        23.99           96%

    90 Park Avenue                  1997          38,000        882,000           29         32.92        38.35           99%

    888 Seventh Avenue              1999          32,000        861,000           47         28.62        31.12           93%

    330 West 34th Street (3)        1998          46,000        625,000           12         14.21        14.47           90%

    1740 Broadway                   1997          30,000        552,000           17         31.21        33.87          100%

    150 East 58th Street            1998          21,000        548,000          127         32.16        33.74           94%

    866 United Nations Plaza        1997          90,000        386,000           85         31.11        36.08           94%

    595 Madison                     1999          13,000        297,000           79         53.69        58.29           92%
      (Fuller Building)

    640 Fifth Avenue                1997          22,000        259,000           15         58.62        60.60           92%

    40 Fulton Street                1998          18,000        233,000           31         27.95        28.56           94%

    689 Fifth Avenue                1998           6,000         86,000            8         56.55        56.93           66%

    330 Madison Avenue              1997          33,000        770,000           46         35.65        35.88           93%
      (25% Ownership)


                                                                       LEASE
                                                                     EXPIRATION/
                                        PRINCIPAL TENANTS              OPTION         ENCUMBRANCES
         LOCATION                  (50,000 SQUARE FEET OR MORE)      EXPIRATION       (THOUSANDS)
----------------------------      -------------------------------    -------------    --------------
                                     Federated Dept Stores               2016

    Two Park Avenue                  Herrick Feinstein                 2010/2015          65,000
                                     Medical Liability Mutual Ins        2009
                                     Schiefflin & Somerset             2006/2010
                                     Times Mirror Company              2010/2025
                                     United Way                        2013/2018

    90 Park Avenue                   Sterling Winthrop Inc.            2015/2035              --
                                     Warnaco                             2004

    888 Seventh Avenue               Golden Books                        2013             55,000
                                     New Line Realty                     2007
                                     Soros Fund Management LLC         2004-2010
                                     Stanley H. Kaplan                 2006/2011
                                     The Limited                         2014

    330 West 34th Street (3)         City of New York                  2012/2017              --
                                     Props for Today                   2006/2016

    1740 Broadway                    Davis & Gilbert                     2013                 --
                                     Mutual Life Insurance             2016/2026
                                     William Douglas McAdams             2007

    150 East 58th Street

    866 United Nations Plaza         Fross & Zelnick                     2009             33,000

    595 Madison
      (Fuller Building)

    640 Fifth Avenue                 Bozell Jacobs Kenyon              2008/2013              --
                                     Hennes & Mauritz, Inc.              2014

    40 Fulton Street                 Pencom Systems                      2007                 --

    689 Fifth Avenue                 Red Door Salons, Inc.             2007/2012              --


    330 Madison Avenue               Bank Julius Baer                    2005                 --
      (25% Ownership)                BDO Seidman                       2010/2015              --

                                                                                                        ANNUALIZED
                                    YEAR                      APPROXIMATE                 ANNUALIZED    ESCALATED
                                 ORIGINALLY        LAND        LEASABLE         NUMBER    BASE RENT       RENT
                                 DEVELOPED         AREA      BUILDING SQUARE      OF         PER      PER SQ. FT.(2)    PERCENT
         LOCATION               OR ACQUIRED     (SQ. FT.)         FEET          TENANTS   SQ. FT.(1)                   LEASED (1)
----------------------------   -------------   -----------  -----------------  ---------  ----------  --------------  ------------
    20 Broad Street (3)             1998          20,000         462,000             18    $  27.12       30.62            96%
      (60% Ownership)

    570 Lexington Avenue            1997          16,000         427,000             52       33.42       33.66            94%
      (49.9% Ownership)

    825 Seventh Avenue              1996          18,000         165,000              3       27.26       27.26           100%
      (50% Ownership)

WESTCHESTER
    550/600 Mamaroneck              1998         666,000         234,000             48       19.89       20.81            92%
      Avenue(3)

NEW JERSEY                          1987         148,000         118,000             26       16.82       16.82            64%
    Paramus (3)

                                              ----------     -----------       --------
TOTAL OFFICE BUILDINGS                         1,707,000      15,087,000          1,076    $  28.51      $30.16            95%
                                              ==========     ===========

VORNADO' OWNERSHIP INTEREST                    1,657,000      14,028,000                                                   95%
                                              ==========     ===========


                                                                        LEASE
                                                                      EXPIRATION/
                                         PRINCIPAL TENANTS              OPTION         ENCUMBRANCES
         LOCATION                   (50,000 SQUARE FEET OR MORE)      EXPIRATION       (THOUSANDS)
----------------------------       -------------------------------    -------------    --------------
    20 Broad Street (3)                 N.Y. Stock Exchange             2003/2066              --
      (60% Ownership)

    570 Lexington Avenue                                                                       --
      (49.9% Ownership)

    825 Seventh Avenue                  International                   2013/2023          23,968
      (50% Ownership)                   Merchandising Corp
                                        Young & Rubicom                 2010/2015


WESTCHESTER
    550/600 Mamaroneck                                                                         --
      Avenue(3)

NEW JERSEY
    Paramus (3)                                                                                --

                                                                                         --------
TOTAL OFFICE BUILDINGS                                                                   $776,998
                                                                                         ========

VORNADO' OWNERSHIP INTEREST                                                              $765,014
                                                                                         ========

------------------------------
(1) Represents annualized monthly base rent for tenants excluding rent for leases which had not commenced as of December 31, 1999, which are included in percent leased.
(2) Represents annualized monthly escalated rent for tenants including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.
(3) 100% ground leased property.
(4) The U.S. Post Office leases approximately 492,000 square feet at this location at annualized escalated rent per square foot of $6.49.

CESCR Office Properties:

      CESCR, owns 39 office buildings in the Northern Virginia and Washington D.C. area containing 10.7 million square feet. The Company owns a 34% interest in CESCR. As of December 31, 1999, 49 percent of CESCR's property portfolio is leased to various agencies of the U.S. government (General Services Administration "GSA" lessee); the largest U.S. government agencies include the U.S. Patent Trade Office (1.97 million square feet in 17 properties), the U.S. Navy Sea Systems Command (253,000 square feet in 7 properties), the Federal Supply Service (167,400 square feet in 2 properties) and the Environmental Protection Agency (203,000 square feet in one property). One additional tenant, US Airways, Inc. occupied 317,000 square feet in one building. As of December 31, 1999, no other tenants occupied more than 2% of CESCR's office properties.

      CESCR office leases are typically for 3 to 5 year terms, and may provide for extension options at prenegotiated rates. Most leases provide for annual rental escalations throughout the lease term, plus recovery of increases in real estate taxes and certain property operating expenses. Annual rental escalations are typically based upon either fixed percentage increases or the consumer price index. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction costs of its' premises.

      Below is a listing of tenants which accounted for 2% or more of the CESCR Office Properties revenues in 1999:

                                                                                   Percentage
                (in thousands, except percentages)                                of the CESCR
                                                                                     Office
                                                     Square Feet       1999        Properties
                Tenant                                 Leased        Revenues       Revenues
                ------                              -------------  -----------   ---------------
                U.S. Patent Trade Office                 1,970      $ 53,081          18%
                US Airways, Inc.                           317        10,899           4%
                U.S. Navy Sea Systems Command              253         6,105           2%

      The following table sets forth as of December 31, 1999 CESCR lease expirations for each of the next 10 years, assuming that none of the tenants exercise their renewal options.

                                                                                                 ANNUAL ESCALATED
                                                                     PERCENTAGE OF           RENT OF EXPIRING LEASES
                                NUMBER OF       SQUARE FEET OF       TOTAL LEASED      -----------------------------------
YEAR                         EXPIRING LEASES   EXPIRING LEASES       SQUARE FEET            TOTAL         PER SQUARE FOOT
----                         ---------------   ---------------       -------------     ----------------  -----------------
2000......................          230            1,245,000             11.9%          $   33,199,000       $   26.66
2001......................          226            2,886,000             27.5%              70,126,000           24.30
2002......................          176            1,302,000             12.4%              34,637,000           26.61
2003......................          134            1,508,000             14.4%              41,043,000           27.22
2004......................          103            2,126,000             20.2%              59,118,000           27.81
2005......................           32              136,000              1.3%               3,765,000           27.68
2006......................           18              261,000              2.5%               6,660,000           25.50
2007......................           10               80,000               .8%               2,207,000           27.64
2008......................           11              447,000              4.3%              14,213,440           31.81
2009......................           17              407,000              3.9%              10,359,000           25.47

      The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the CESCR properties:


                                                                               AVERAGE ANNUAL
                         AS OF               RENTABLE                          ESCALATED RENT
                      DECEMBER 31,          SQUARE FEET    OCCUPANCY RATE      PER SQUARE FOOT
                 -----------------------   -------------  ----------------    -----------------
                 1999..................     10,657,000          99%               $  26.46
                 1998..................     10,657,000          98%                  25.22

      CESCR manages an additional 7.9 million square feet of office and other commercial properties in the Washington, D.C. area for third parties.

CESCR Office Properties

      The following table sets forth certain information for the CESCR Office Properties (in which the Company has a 34% interest), as of December 31, 1999.


                                YEAR                      APPROXIMATE                                  ANNUALIZED
                             ORIGINALLY                    LEASABLE         NUMBER    ANNUALIZED     ESCALATED RENT
                             DEVELOPED    NUMBER OF     BUILDING SQUARE       OF     BASE RENT PER    PER SQ. FT.       PERCENT
LOCATION                    OR ACQUIRED   BUILDINGS          FEET          TENANTS    SQ. FT. (1)         (2)         LEASED (1)
--------------------------------------------------------------------------------------------------------------------------------
Crystal Mall                    1968             4           1,068,000           12    $   24.20       $   24.94          100%

Crystal Plaza                1964-1969           7           1,223,000          121        24.11           24.91           99%

Crystal Square               1974-1980           4           1,388,000          181        27.77           28.95           98%

Crystal Gateway              1983-1987           4           1,081,000          102        26.77           27.52           97%

Crystal Park                 1984-1989           5           2,154,000          104        28.29           29.41          100%

Arlington Plaza                 1985             1             174,000           20        24.08           28.07          100%

1919 S Eads Street              1990             1              93,000            6        27.19           27.71          100%

Skyline Place                1973-1984           6           1,595,000          188        21.69           22.19           98%

One Skyline Tower               1988             1             477,000            5        21.21           22.51          100%

Courthouse Plaza             1988-1989           2             609,000           59        24.49           26.44          100%

1101 17th Street                1963             1             204,000           51        27.65           30.14           99%

1730 M Street                   1963             1             190,000           39        23.26           24.24           99%

1140 Connecticut Ave            1966             1             175,000           38        28.08           29.07           98%

1150 17th Street                1970             1             226,000           33        27.42           28.36           99%

TOTAL CE SCR OFFICE
PROPERTIES                                      39          10,657,000          959    $   25.45       $   26.46           99%
                                             =====        ============       ======


                                                       LEASE
                            PRINCIPAL TENANTS       EXPIRATION/
                         (50,000 SQUARE FEET OR       OPTION     ENCUMBRANCES
LOCATION                          MORE)             EXPIRATION   (THOUSANDS)
------------------------------------------------------------------------------
Crystal Mall           General Services              2001/2011    $   67,665
                       Administration
                       General Services              2001/2006
                       Administration

Crystal Plaza          General Services              2004/2014        74,572
                       Administration

Crystal Square         Boeing                        2002/2007       247,458
                       General Services
                       Administration                2003/2008
                       Lockheed Martin               2003/2008
                       Oblon Spivak                  2004/2009

Crystal Gateway        Analytical Services, Inc.     2001/2006        61,539
                       General Services
                       Administration                  2004
                       Lockheed Martin               2002/2005
                       Science Applications Int'l
                       Corp.                           2002

Crystal Park           CE Smith Headquarters         2004/2009       301,358
                       General Services              2001/2011
                       Administration
                       Techmatics                    2002/2007
                       US Airways Headquarters       2008/2018
                       Vitro Corp                    2002/2007

Arlington Plaza        Georgetown University         2002/2007        18,249
                       Science Research Analysis     2001/2011
                       Corp.

1919 S Eads Street     Vitro Corp                    2001/2004        13,687

Skyline Place          BDM Federal, Inc.             2000/2003       123,176
                       Electronic Data Services        2003
                       Science Application Int'l     2003/2008
                       Corp.
                       Science Research Analysis       2001
                       Corp.

One Skyline Tower      General Services             2004 & 2009       68,164
                       Administration
                       Science Research Analysis     2003/2008
                       Corp.

Courthouse Plaza       Arlington County              2003/2008        82,762
                       KPMG-Peat Marwick             2000/2003

1101 17th Street       American Iron & Steel         2001/2006        22,261
                       Institute
                       Cosmetic & Toiletry Assn      2000/2005

1730 M Street          General Services
                       Administration                2002/2005         9,581
                       General Services                2009
                       Administration
                       League of Women Voters        2004/2009


1140 Connecticut Ave   Michaels & Wishner PC         2002/2007        18,542
                       The Investigative Group       2000/2005

1150 17th Street       American Enterprise           2002/2012        22,310
                       Institute
                       Arthur Andersen LLP             2004
TOTAL CE SCR OFFICE
PROPERTIES                                                        $1,131,324
                                                                  ==========

---------------------------------
(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 1999, which are included in percent leased.
(2) Represents annualized monthly escalated rent for office properties including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

RETAIL

      The Company owns 56 shopping center properties of which 53 are strip shopping centers primarily located in the Northeast and Midatlantic states, two are regional centers located in San Juan, Puerto Rico and one, the Green Acres Mall, is a super-regional center located in Nassau County, Long Island, New York. The Company's shopping centers are generally located on major regional highways in mature, densely populated areas. The Company believes its shopping centers attract consumers from a regional, rather than a neighborhood marketplace because of their location on regional highways.

      The following table sets forth the percentage of the Retail Portfolio rentals by tenants' industry:

                                            Industry                     Percentage
                                   --------------------------            ----------
                                   Discount Department Stores                24%
                                   Supermarkets                              11%
                                   Women's Apparel                            8%
                                   Home Improvement                           6%
                                   Restaurants                                4%
                                   Membership Warehouse Clubs                 4%
                                   Drug Stores                                4%
                                   Electronic Stores                          4%
                                   Entertainment                              3%
                                   Office Supply Stores                       3%
                                   Financial/Insurance                        3%
                                   Other                                     26%

       As of March 1, 2000, the occupancy rate of the retail properties was 93%. The following tables set forth the occupancy rate and the average annual base rent per square foot (excluding the Green Acres Mall) for the properties at the end of each of the past five years.

                                                                                 AVERAGE ANNUAL
                                               RENTABLE                             BASE RENT
                               YEAR END       SQUARE FEET      OCCUPANCY RATE    PER SQUARE FOOT
                               --------       -----------      --------------    ---------------
                               1999            10,505,000            92%           $  11.16
                               1998            10,625,000            92%              10.53
                               1997            10,550,000            91%               9.78
                               1996            10,019,000            90%               9.09
                               1995             9,913,000            91%               8.68

      The average annual base rent per square foot for the Green Acres Mall was $13.46 and $12.92 in total, and $35.29 and $32.24 for mall tenants only, at December 31, 1999 and 1998, respectively.

      The Company's shopping center lease terms range from 5 years or less in some instances, for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for additional rents based on a percentage of tenants' sales and pass through to tenants the tenants' share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 2% of total shopping center revenues in 1999. None of the tenants in the Retail Segment accounted for more than 10% of the Company's total revenues.

      Below is a listing tenants which accounted for 2% or more of the Retail property rentals in 1999:


                            (in thousands, except percentages)                                PERCENTAGE OF
                                                                                 1999        RETAIL PROPERTY
                                                               SQUARE FEET     PROPERTY     RENTALS (EXCLUDING
                            TENANT                                LEASED        RENTALS       REIMBURSEMENTS)
                            ------                            -------------   ----------   --------------------
                            Bradlees, Inc. ("Bradlees")            1,625      $  17,320            13.6%
                            The Home Depot, Inc.                     409          5,014             3.9%
                            Kmart Corporation                        556          4,760             3.7%
                            The TJX Companies, Inc.                  328          3,287             2.6%
                            Staples, Inc.                            214          2,962             2.3%
                            Toys R Us/Kids R Us                      330          2,575             2.0%

      In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Bradlees emerged from bankruptcy in January 1999 when its plan of reorganization was confirmed. The Company withdrew its objection to Bradlees' proposed plan of reorganization after obtaining Bradlees' agreement that its lease of the Company's 14th Street and Union Square property would terminate in March 2000. The lease was scheduled to expire in October 2019, and contained an option to renew for an additional ten years. The rent under the lease was increased by $1,100,000 per annum to $3,400,000 per annum from January 1999 to the March 2000 termination date. In connection with the foregoing, the Company paid $11,000,000 to Bradlees. Subsequently, in January 2000, the lease was extended to March 15, 2002 and in connection therewith, the rent under the lease will increase to $4,600,000 in March, 2000 and to $4,900,000 in March 2001. The Company is considering various alternatives for the redevelopment of this site. The Company currently leases 15 other locations to Bradlees. Of these locations, the leases for 14 are fully guaranteed by Stop & Shop Companies, Inc., a wholly-owned subsidiary of Koninklijke Ahold NV (formerly Royal Ahold NV), a leading international food retailer, and one is guaranteed as to 70% of the rent.

      The following table sets forth as of December 31, 1999 lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                         ANNUAL BASE RENT OF
                                                                                                           EXPIRING LEASES
                                 NUMBER OF          SQUARE FEET OF        PERCENTAGE OF TOTAL    ----------------------------------
YEAR                          EXPIRING LEASES       EXPIRING LEASES       LEASED SQUARE FEET         TOTAL         PER SQUARE FOOT
----                         -----------------     -----------------     --------------------    ---------------  -----------------
2000......................            69                654,000                  5.8%             $   8,973,000      $  13.73
2001......................            78                367,000                  3.3%                 5,240,000         14.29
2002......................            79              1,195,000                 10.6%                13,763,000         11.52
2003......................            57                551,000                  4.9%                 6,762,000         12.23
2004......................            93                993,000                  8.8%                11,606,000         11.68
2005......................            84                477,000                  4.2%                 7,982,000         16.74
2006......................            45                803,000                  7.1%                 6,099,000          7.60
2007......................            42                641,000                  5.7%                 6,421,000         10.01
2008......................            22                393,000                  3.5%                 3,141,000          7.99
2009......................            45                579,000                  5.2%                 6,631,000         11.46

      In 1999, 372,113 square feet of retail space was leased at a weighted average base rent per square foot of $13.90. The Company's ownership interest in the leased square footage is 364,187 square feet at a weighted average base rent per square foot of $13.56. At December 31, 1998, the weighted average annual rent per square foot for the Company's interest in such properties was $11.11. Following is the detail by property:

                                                              1999 Leases
                                                      ---------------------------       Average Annual
                                                                        Average            Rent Per
                                                                       Base Rent        Square Foot at
                                                        Square         Per Square        December 31,
                  Location                               Feet           Foot (1)             1998
                  --------                            ---------       -----------      ----------------
                  Vineland........................     115,514          $  4.25              $ 4.16
                  Valley Stream (Green Acres).....      41,803            32.16               32.24
                  Baltimore.......................      32,629             4.00                5.95
                  Manalapan.......................      25,597            14.25                9.13
                  Jersey City.....................      21,568            14.25               12.35
                  Bricktown.......................      18,558            15.44               10.57
                  East Hanover II.................      16,575            12.65               10.36
                  Las Catalinas...................      15,852            29.34               25.86
                  North Plainfield................      15,479            14.15                8.57
                  Mesquite........................      13,148            22.70               12.28
                  Lewisville......................      11,342            14.56               14.52
                  Montehiedra.....................       9,351            42.85               16.02
                  East Hanover I..................       6,097            16.37               10.85
                  Dallas..........................       6,072             8.48               10.13
                  Amherst.........................       6,038            13.00                6.99
                  Cherry Hill.....................       4,920            12.17                9.25
                  Morris Plains...................       4,000            18.00               11.61
                  Hackensack......................       3,870            18.81               15.53
                  Bensalem........................       3,700            15.00                5.84
                                                      --------
                           Total                       372,113            13.90               11.43
                                                      ========
                  Vornado's ownership interest         364,187            13.56               11.11
                                                      ========

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

Retail Properties

      The following table sets forth certain information for the Retail Properties as of December 31, 1999 and excludes properties the Company has sold thereafter.


                                                          APPROXIMATE LEASABLE
                                                         BUILDING SQUARE FOOTAGE
                                                         -----------------------
                                                                      OWNED BY
                                                                      TENANT ON
                                    YEAR                   OWNED/       LAND
                                 ORIGINALLY     LAND       LEASED      LEASED      NUMBER     ANNUALIZED
                                 DEVELOPED      AREA        BY          FROM         OF       BASE RENT      PERCENT
LOCATION                        OR ACQUIRED    (ACRES)    COMPANY      COMPANY     TENANTS  PER SQ. FT.(1)  LEASED(1)
---------------------------    -------------  ---------  ---------    ----------   -------  --------------  ---------
NEW JERSEY
    Bordentown                     1958         31.2      179,000           --          4       $6.66          98%

    Bricktown                      1968         23.9      260,000        3,000         20       10.73          98%

    Cherry Hill                    1964         37.6      231,000       64,000         15       9.37           97%

    Delran                         1972         17.5      168,000        4,000          5       5.70           94%

    Dover                          1964         19.6      173,000           --         14       6.32          100%

    East Brunswick                 1957         19.2      216,000       10,000          6       14.25         100%

    East Hanover I                 1962         24.6      271,000           --         20       11.14         100%

    East Hanover II                1979          8.1       91,000           --         11       10.11          99%

    Hackensack                     1963         21.3      208,000       59,000         24       15.95         100%

    Jersey City                    1965         16.7      223,000        3,000         10       12.36          95%

    Kearny                         1959         35.3       42,000       62,000          4       13.49          68%

    Lawnside                       1969         16.4      145,000           --          3       10.50         100%



                                                         LEASE
                               PRINCIPAL TENANTS      EXPIRATION/
                              (30,000 SQUARE FEET       OPTION         ENCUMBRANCES
LOCATION                            OR MORE)          EXPIRATION       (THOUSANDS)
--------------------------   ---------------------   ------------  ------------------
NEW JERSEY
    Bordentown                Bradlees (2)            2001/2021     $    8,290  (7)
                              Shop-Rite               2011/2016

    Bricktown                 Kohl's                  2008/2028         16,753  (7)
                              Shop-Rite               2002/2017

    Cherry Hill               Bradlees (2)            2006/2026         15,408  (7)
                              Drug Emporium              2002
                              Shop & Bag              2007/2017
                              Toys "R" Us             2012/2042

    Delran                    Sam's Wholesale         2011/2021          6,604  (7)

    Dover                     Ames                    2017/2037          7,551  (7)
                              Shop-Rite               2012/2022

    East Brunswick            Bradlees  (2)           2003/2023         23,393  (7)
                              Shoppers World          2007/2012
                              T.J. Maxx               2004/2009
                              Circuit City            2018/2038

    East Hanover I            Home Depot              2009/2019         28,046  (7)
                              Marshalls               2004/2009
                              Pathmark                2001/2024
                              Today's Man             2009/2014

    East Hanover II                                                         --


    Hackensack                Bradlees  (2)           2012/2017         25,700  (7)
                              Pathmark                2014/2034
                              Staples                 2003/2013

    Jersey City               Bradlees  (2)           2002/2022         19,675  (7)
                              Shop-Rite               2008/2028

    Kearny                    Pathmark                2013/2033          3,841  (7)

    Lawnside                  Home Depot              2012/2027         10,887  (7)
                              Drug Emporium              2007

                                                          APPROXIMATE LEASABLE
                                                         BUILDING SQUARE FOOTAGE
                                                         -----------------------
                                                                      OWNED BY
                                                                      TENANT ON
                                    YEAR                   OWNED/       LAND
                                 ORIGINALLY     LAND       LEASED      LEASED      NUMBER     ANNUALIZED
                                 DEVELOPED      AREA        BY          FROM         OF       BASE RENT      PERCENT
LOCATION                        OR ACQUIRED    (ACRES)    COMPANY      COMPANY     TENANTS  PER SQ. FT.(1)  LEASED(1)
--------------------------     -------------  ---------  ---------    ----------   -------  --------------  ---------
    Lodi                           1975          8.7      171,000           --          1        7.27         100%

    Manalapan                      1971         26.3      194,000        2,000          7        9.41         100%

    Marlton                        1973         27.8      173,000        7,000         10        9.56         100%

    Middletown                     1963         22.7      180,000       52,000         20       12.60          96%

    Morris Plains                  1985         27.0      172,000        1,000         17       10.75         100%

    North Bergen                   1959          4.6        7,000       55,000          3       27.33         100%

    North Plainfield (3)           1989         28.7      217,000           --         15        9.17          94%

    Totowa                         1957         40.5      178,000      139,000          8       16.73         100%

    Turnersville                   1974         23.3       89,000        7,000          3        5.98         100%

    Union                          1962         24.1      257,000           --         11       18.66         100%

    Vineland                       1966         28.0      143,000           --          4        4.16          98%

    Watchung                       1959         53.8       50,000      116,000          6       18.31          97%

    Woodbridge                     1959         19.7      233,000        3,000         10       14.22          91%

NEW YORK
    14th Street and Union
      Square, Manhattan            1993          0.8      232,000           --          1       15.53         100%

    Albany (Menands)               1965         18.6      141,000           --          3        7.08         100%


                                                         LEASE
                               PRINCIPAL TENANTS      EXPIRATION/
                              (30,000 SQUARE FEET       OPTION         ENCUMBRANCES
LOCATION                            OR MORE)          EXPIRATION       (THOUSANDS)
-------------------------    ---------------------   ------------  ------------------
    Lodi                       National Wholesale      2013/2023          9,648 (7)
                                  Liquidators

    Manalapan                  Bradlees (2)            2002/2022         12,876 (7)
                               Grand Union             2012/2022

    Marlton                    Kohl's (2)              2011/2031         12,520 (7)
                               Shop-Rite               2004/2009

    Middletown                 Bradlees (2)            2002/2022         16,901 (7)
                               Grand Union             2009/2029

    Morris Plains              Kohl's                     2023           12,372 (7)
                               Shop-Rite                  2002

    North Bergen               A&P                     2012/2032          4,073 (7)

    North Plainfield (3)       Kmart                   2006/2016         14,008 (7)
                               Pathmark                2001/2011

    Totowa                     Bradlees (2)            2013/2028         30,351 (7)
                               Home Depot              2015/2025
                               Marshalls               2007/2012
                               Circuit City            2018/2038

    Turnersville               Bradlees (2)            2011/2031          4,199 (7)

    Union                      Bradlees (2)            2002/2022         34,468 (7)
                               Toys "R" Us                2015
                               Cost Cutter Drug           2000

    Vineland                   PC Roomlink                2005               --

    Watchung                   B.J.'s Wholesale           2024           13,907 (7)

    Woodbridge                 Bradlees (2)            2002/2022         22,719 (7)
                               Foodtown                2007/2014
                               Syms                    2000/2005
NEW YORK
    14th Street and Union
      Square, Manhattan        Bradlees                2019/2029             --

    Albany (Menands)           Fleet Bank              2004/2014          6,389 (7)
                               Albany Public             2000
                               Mkts.(4)

                               People of the State     2004/2014
                               of NY

                                                          APPROXIMATE LEASABLE
                                                         BUILDING SQUARE FOOTAGE
                                                         -----------------------
                                                                      OWNED BY
                                                                      TENANT ON
                                    YEAR                   OWNED/       LAND
                                 ORIGINALLY     LAND       LEASED      LEASED      NUMBER     ANNUALIZED
                                 DEVELOPED      AREA        BY          FROM         OF       BASE RENT      PERCENT
LOCATION                        OR ACQUIRED    (ACRES)    COMPANY      COMPANY     TENANTS  PER SQ. FT.(1)  LEASED(1)
--------------------------     -------------  ---------  ---------    ----------   -------  --------------  ---------
    Buffalo (Amherst) (3)          1968         22.7      185,000      112,000         10        9.61          81%

    Freeport                       1981         12.5      167,000           --          3       12.27         100%

    New Hyde Park (3)              1976         12.5      101,000           --          1       15.77         100%

    North Syracuse (3)             1976         29.4       98,000           --          1        2.74         100%

    Rochester                      1971         15.0      148,000           --         --          --          --
      (Henrietta) (3)

    Rochester                      1966         18.4      176,000           --         --          --          --

    Valley Stream (Green
      Acres) (3)                   1958        100.0    1,525,000       71,000        149          (5)         94%

PENNSYLVANIA
    Allentown                      1957         86.8      263,000      354,000         20       10.55         100%

    Bensalem                       1972         23.2      119,000        7,000         11        9.77          98%

    Bethlehem                      1966         23.0      157,000        3,000         13        5.44          78%

    Broomall                       1966         21.0      146,000       22,000          5        9.41         100%

    Glenolden                      1975         10.0      101,000           --          3       10.70         100%

    Lancaster                      1966         28.0      180,000           --          6        4.54          49%

    Levittown                      1964         12.8      104,000           --          1        5.98         100%


                                                         LEASE
                               PRINCIPAL TENANTS      EXPIRATION/
                              (30,000 SQUARE FEET       OPTION         ENCUMBRANCES
LOCATION                            OR MORE)          EXPIRATION       (THOUSANDS)
-------------------------    ---------------------   ------------  ------------------
    Buffalo (Amherst) (3)     Circuit City               2017            7,200 (7)
                              Media Play              2002/2017
                              Toys "R" Us                2013
                              T.J. Maxx                  2004

    Freeport                  Home Depot              2011/2021         15,208 (7)
                              Cablevision                2004

    New Hyde Park (3)         Mayfair Supermarkets    2019/2029          7,676 (7)

    North Syracuse (3)        Reisman Properties         2014               --

    Rochester                                                               --
      (Henrietta) (3)

    Rochester                                                               --

    Valley Stream (Green
      Acres) (3)              Macy's                  2006/2036        163,785
                              Sterns                  2007/2017
                              JC Penney               2012/2017
                              Sears                   2002/2005
                              Kmart                   2010/2038
                              Dime Savings Bank          2020
                              Greenpoint Bank            2009
                              Waldbaum (4)            2011/2039

PENNSYLVANIA
    Allentown                 Hechinger(4)            2011/2031         23,884 (7)
                              Shop-Rite               2011/2021
                              Burlington Coat            2017
                                 Factory
                              Wal*Mart                2024/2094
                              Sam's Wholesale         2024/2094
                              T.J. Maxx               2003/2008

    Bensalem                  Kohl's (2)              2020/2040          6,600 (7)

    Bethlehem                 Pathmark                2008/2033          4,177 (7)
                              Super Petz              2005/2015

    Broomall                  Bradlees  (2)           2006/2026         10,044 (7)

    Glenolden                 Bradlees  (2)           2012/2022          7,533 (7)

    Lancaster                 Weis Markets            2008/2018             --

    Levittown                 (2)                     2006/2026             --

                                                          APPROXIMATE LEASABLE
                                                         BUILDING SQUARE FOOTAGE
                                                         -----------------------
                                                                      OWNED BY
                                                                      TENANT ON
                                    YEAR                   OWNED/       LAND
                                 ORIGINALLY     LAND       LEASED      LEASED      NUMBER     ANNUALIZED
                                 DEVELOPED      AREA        BY          FROM         OF       BASE RENT      PERCENT
LOCATION                        OR ACQUIRED    (ACRES)    COMPANY      COMPANY     TENANTS  PER SQ. FT.(1)  LEASED(1)
---------------------------    -------------  ---------  ---------    ----------   -------  --------------  ---------
    10th and Market
      Streets, Philadelphia        1994          1.8      271,000           --          5       9.39           77%

    Upper Moreland                 1974         18.6      122,000           --          1       8.50          100%

    York                           1970         12.0      113,000           --          3       5.53          100%

MARYLAND
    Baltimore (Belair Rd.)         1962         16.0      206,000           --          3       4.88           81%

    Baltimore (Towson)             1968         14.6      146,000        7,000          7       10.47         100%

    Baltimore (Dundalk)            1966         16.1      183,000           --         16       7.06           77%

    Glen Burnie                    1958         21.2       65,000       57,000          5       7.80          100%

    Hagerstown                     1966         13.9      133,000       15,000          6       3.32          100%

CONNECTICUT
    Newington                      1965         19.2      134,000       45,000          4       6.89          100%

    Waterbury                      1969         19.2      140,000        3,000          8       5.30           89%

MASSACHUSETTS
    Chicopee                       1969         15.4      112,000        3,000          2       4.71           84%

    Milford (3)                    1976         14.7       83,000           --          1       5.26          100%

    Springfield                    1966         17.4        8,000      117,000          2       12.25         100%

                                                         LEASE
                               PRINCIPAL TENANTS      EXPIRATION/
                              (30,000 SQUARE FEET       OPTION         ENCUMBRANCES
LOCATION                            OR MORE)          EXPIRATION       (THOUSANDS)
---------------------------  ----------------------  ------------  ------------------
    10th and Market
      Streets, Philadelphia  Kmart                   2010/2035          9,200  (7)
                             Rouse Co.               2012/2072

    Upper Moreland           Sam's Wholesale         2010/2015          7,141  (7)

    York                     Builders Square         2009/2018          4,223  (7)

MARYLAND
                             Disabled American
    Baltimore (Belair Rd.)   Veterans                2009/2014             --
                             Food Depot                 2003
                             TJ Maxx                 2004/2024

    Baltimore (Towson)       Staples                    2004           11,704  (7)
                             Cost Saver Supermarket  2000/2020
                             Drug Emporium           2004/2009

    Baltimore (Dundalk)      A & P                   2002/2017          6,342  (7)
                             Ollie's                 2003/2008

    Glen Burnie              Weis Markets            2018/2053          6,023  (7)

    Hagerstown               Big Lots                2002/2012          3,375  (7)
                             Pharmhouse                 2008
                             Weis Markets            2004/2009

CONNECTICUT
    Newington                (2)                     2002/2022          6,727  (7)
                             Pathmark (4)            2007/2027

    Waterbury                Toys "R" Us                2010               --
                             Shaws Supermarkets      2003/2018

MASSACHUSETTS
    Chicopee                 Bradlees (2)            2002/2022             --

    Milford (3)              Bradlees (2)            2004/2009             --

    Springfield              Wal*Mart                2018/2092          3,211  (7)

                                                          APPROXIMATE LEASABLE
                                                         BUILDING SQUARE FOOTAGE
                                                         -----------------------
                                                                      OWNED BY
                                                                      TENANT ON
                                    YEAR                   OWNED/       LAND
                                 ORIGINALLY     LAND       LEASED      LEASED      NUMBER     ANNUALIZED
                                 DEVELOPED      AREA        BY          FROM         OF       BASE RENT      PERCENT
LOCATION                        OR ACQUIRED    (ACRES)    COMPANY      COMPANY     TENANTS  PER SQ. FT.(1)  LEASED(1)
---------------------------    -------------  ---------  ----------  -----------   -------  --------------  ---------
PUERTO RICO
(SAN JUAN)
    Montehiedra                    1997           57.1      525,000          --         96        16.85         100%




    Caguas (50% Ownership)         1998           35.0      343,000          --        108        25.56          96%
                                               -------   ----------  ----------    -------
TOTAL SHOPPING CENTERS                         1,333.5   10,698,000   1,403,000        745       $11.16          92%
                                               =======   ==========  ==========    =======

VORNADO'S OWNERSHIP INTEREST                   1,317.9   10,557,000   1,403,000                                  92%
                                               =======   ==========  ==========

                                                         LEASE
                               PRINCIPAL TENANTS      EXPIRATION/
                              (30,000 SQUARE FEET       OPTION         ENCUMBRANCES
LOCATION                            OR MORE)          EXPIRATION       (THOUSANDS)
---------------------------  ----------------------  ------------  ------------------
PUERTO RICO
(SAN JUAN)
    Montehiedra                 Kmart                   2022/2072           61,618
                                Builders Square         2022/2072
                                Marshalls               2010/2025
                                Caribbean Theatres      2021/2026

    Caguas (50% Ownership)      Kmart                      2064             70,212
                                                                        ----------
TOTAL SHOPPING CENTERS                                                  $  796,462
                                                                        ==========

VORNADO'S OWNERSHIP INTEREST                                            $  761,356
                                                                        ==========

-------------------------
(1) Represents annualized monthly base rent excluding ground leases, storage rent and rent for leases which had not commenced as of December 31, 1999, which are included in percent leased.
(2) These leases are fully guaranteed by Stop & Shop, a wholly-owned subsidiary of Koninklijke Ahold NV (formerly Royal Ahold NV), except in the case of Totowa, guaranteed as to 70% of rent.
(3) 100% ground and/or building leasehold interest; other than Green Acres, where approximately 10% of the ground is leased.
(4) The tenant has ceased operations at these locations but continues to pay rent.
(5) Annualized rent per square foot is $13.46 in total and $35.29 for the mall tenants only.
(6) Square footage excludes the anchor store which owns its land and building.
(7) These encumbrances are part of a cross collateralized mortgage financing in the amount of $500,000,000 completed on March 1, 2000.

MERCHANDISE MART PROPERTIES

      The Merchandise Mart Properties are a portfolio of seven properties containing an aggregate of approximately 6.8 million square feet. The properties are used for offices (36%), showrooms (61%) and retail stores (3%). The Company acquired these assets in separate transactions in 1998. In April 1998, the Company purchased four buildings containing approximately 5.4 million square feet from the Kennedy Family, including the 3.4 million square foot Merchandise Mart building in Chicago, the adjacent 350 North Orleans Street building, the Washington, D.C. Office Center and the adjacent Washington, D.C. Design Center. In December 1998, the Company purchased the 1.1 million square foot Market Square Complex and in a separate transaction purchased the adjacent 244,000 square foot National Furniture Mart in High Point, North Carolina.

   Office Space

      The following table sets forth the percentage of the Merchandise Mart Properties office revenues by tenants' industry:

                          INDUSTRY                                PERCENTAGE
                          ------------------                      ----------
                          Government                                 38%
                          Service                                    24%
                          Telecommunications                         16%
                          Insurance                                  12%
                          Pharmaceutical                              5%
                          Other                                       5%

      The average lease term ranges from 1 to 5 years for smaller tenants to as long as 15 years for major tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenants' share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction of its premises. None of the tenants in the Merchandise Mart Properties segment accounted for more than 10% of the Company's total revenue. Below is a listing of the Merchandise Mart Properties office tenants which accounted for 2% or more of the Merchandise Mart Properties' revenues in 1999:


                                                                                           PERCENTAGE OF
                    (in thousands, except percentages)                                   MERCHANDISE MART
                                                         SQUARE FEET                       PROPERTIES
                    TENANT                                  LEASED      1999 REVENUES       REVENUES
                    -------                             -------------  ---------------  ------------------
                    General Services Administration           303        $  8,609               7%

                    Bankers Life and Casualty                 303           5,447               4%

                    Ameritech                                 234           5,230               4%

                    Chicago Transit Authority                 244           4,143               3%

                    Bank of America                           201           2,406               2%

      As of March 1, 2000, the occupancy rate of the Merchandise Mart Properties' office space was 93%. The following table sets forth the occupancy rate and the average escalated rent per square foot for the Merchandise Mart Properties' office space at the end of each of the past five years.

                                                                               AVERAGE ANNUAL
                                                                                 ESCALATED
                                           RENTABLE                                 RENT
                            YEAR END      SQUARE FEET      OCCUPANCY RATE      PER SQUARE FOOT
                           ----------    -------------    ----------------    -----------------
                              1999          2,414,000           93%               $  20.12
                              1998          2,274,000           95%                  19.68
                              1997          2,160,000           91%                  19.50
                              1996          2,026,000           88%                  19.42
                              1995          2,028,000           85%                  19.34

      The following table sets forth as of December 31, 1999 office lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                 ANNUAL ESCALATED
                                                                  PERCENTAGE OF              RENT OF EXPIRING LEASES
                                NUMBER OF       SQUARE FEET OF    TOTAL LEASED         ---------------------------------
YEAR                         EXPIRING LEASES   EXPIRING LEASES    SQUARE FEET              TOTAL        PER SQUARE FOOT
----                         ---------------   ---------------    -----------          --------------  -----------------
2000......................           14             274,000(1)        12.2%             $  7,780,000        $  28.39
2001......................            8              37,000            1.7%                  868,000           23.15
2002......................           15              79,000            3.5%                1,785,000           22.61
2003......................            6              82,000            3.7%                1,347,000           16.37
2004......................            2              30,000            1.3%                  734,000           24.47
2005......................            4             128,000            5.7%                2,628,000           20.55
2006......................            5              43,000            1.9%                1,264,000           29.12
2007......................           13             456,000           20.3%                8,092,000           17.74
2008......................            8             434,000           19.3%                9,339,000           21.52
2009......................            7             257,000           11.4%                5,032,000           19.59


---------------------------------
(1) 250,000 square feet is leased to the GSA and is expected to be renewed by March 31, 2000 for 10 years at an initial rent per square foot of $34.89.

      In 1999, 121,724 square feet of office space was leased at a weighted average initial rent per square foot of $21.49. At December 31, 1998, the weighted average escalated rent per square foot for such properties was $19.68. Following is the detail by building.

                                                             1999 Leases
                                                ----------------------------------           Average Annual
                                                                                           Escalated Rent per
                                                                   Average Initial           Square Foot at
                                                Square Feet         Rent psf (1)           December 31, 1998
                                                -----------        ---------------         ------------------
                350 North Orleans                  102,752            $22.00                   $17.62
                Merchandise Mart                    15,496            17.47                    18.09
                Washington Design Center             1,849            23.25                    35.77
                Washington Office Center             1,627            25.26                    28.88
                                                  --------
                    Total                          121,724            21.49                    19.68
                                                  ========

--------------------------------
(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

   Showroom Space

      The Merchandise Mart Properties' showroom space aggregates 4,174,000 square feet of which 2,473,000 square feet is located in the Merchandise Mart building and 350 North Orleans in Chicago, 1,359,000 square feet is located in the Market Square Complex (including the National Furniture Mart) in High Point, North Carolina and 342,000 square feet is located in the Design Center in Washington, D.C. The showroom space consists of 2,732,000 square feet of permanent mart space (leased to manufacturers and distributors whose clients are retailers, specifiers and end users), 941,000 square feet of permanent design center space (leased to wholesalers whose principal clientele is interior designers), and 501,000 square feet of temporary market suite space (used for trade shows).

      The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, giftware, carpet, residential furnishings, crafts, and design industries. The Merchandise Mart Properties own and operate five of the leading furniture/gift-ware trade shows including the contract furniture industry's largest trade show, the NeoCon Show, which attracts over 50,000 attendees annually and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry's semi-annual market weeks which occupy over 8,800,000 square feet in the High Point, North Carolina region.

      The following table sets forth the percentage of the Merchandise Mart properties showroom revenues by tenants' industry:

                                       Industry                   Percentage
                               -----------------------            ----------
                               Residential Furnishings                28%
                               Residential Design                     21%
                               Contract Furnishings                   15%
                               Gift                                   11%
                               Apparel                                 7%
                               Casual Furniture                        4%
                               Building Products                       2%
                               Market Suites                          12%

      As of March 1, 2000 the occupancy rate of the Merchandise Mart Properties' showroom space was 98%. The following table sets forth the occupancy rate and the average escalated rent per square foot for this space at the end of each of the past five years.

                                                                               AVERAGE ANNUAL
                                           RENTABLE SQUARE                     ESCALATED RENT
                            YEAR END            FEET         OCCUPANCY RATE    PER SQUARE FOOT
                            --------       ---------------   --------------    ---------------
                             1999             4,174,000           98%            $  21.29(1)
                             1998             4,266,000           95%               18.45(1)
                             1997             2,817,000           94%               20.94
                             1996             2,942,000           84%               20.65
                             1995             2,953,000           75%               22.07

---------------------------------
(1) Average annual escalated rent per square foot excluding the Market Square Complex is $25.72 and $22.13, respectively.

      The following table sets forth as of December 31, 1999 showroom lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                     ANNUAL ESCALATED
                                                                          PERCENTAGE OF           RENT OF EXPIRING LEASES
                                    NUMBER OF         SQUARE FEET OF      TOTAL LEASED       -------------------------------
      YEAR                       EXPIRING LEASES      EXPIRING LEASES      SQUARE FEET           TOTAL       PER SQUARE FOOT
      ----                       ---------------      ---------------     -------------      -------------   ---------------
      2000......................        241                548,000            13.4%          $  10,720,000      $  19.56
      2001......................        239                568,000            13.9%              9,574,000         16.84
      2002......................        210                428,000            10.5%              8,493,000         19.84
      2003......................        131                443,000            10.8%              8,872,000         20.02
      2004......................        136                498,000            12.2%              8,885,000         17.84
      2005......................         33                163,000             4.0%              4,082,000         25.02
      2006......................         41                190,000             4.6%              5,315,000         28.04
      2007......................         29                186,000             4.5%              3,677,000         19.80
      2008......................         28                148,000             3.6%              3,265,000         22.06
      2009......................         33                126,000             3.1%              2,791,000         22.23

   Retail Stores

      The Merchandise Mart Properties' portfolio also contains approximately 184,000 square feet of retail stores which were 62% occupied at March 1, 2000.

   Merchandise Mart in Chicago

      The Merchandise Mart in Chicago is a 25-story industry building. Built in 1930, the Merchandise Mart is one of the largest buildings in the nation, containing over 4,000,000 gross square feet of which approximately 3,440,000 square feet is rentable.

      As of March 1, 2000, the occupancy rate of the Merchandise Mart in Chicago was 95%. The following table sets forth the occupancy rate and the average escalated rent per square foot at the end of each of the past five years.

                                                                           Average Annual
                                                                           Escalated Rent
                                      Rentable                                  Per
                     Year End        Square Feet         Occupancy Rate     Square Foot
                     --------        -----------         --------------    --------------
                      1999            3,440,000               95%           $  23.54
                      1998            3,440,000               96%              21.18
                      1997            3,411,000               96%              19.82
                      1996            3,404,000               94%              19.09
                      1995            3,404,000               82%              20.44

      The following table sets forth as of December 31, 1999 lease expirations at the Merchandise Mart in Chicago for each of the next 10 years assuming that none of the tenants exercise renewal options.

                                                                                                ANNUAL ESCALATED
                                                                                             RENT OF EXPIRING LEASES
                                NUMBER OF       SQUARE FEET OF    PERCENTAGE OF TOTAL   ---------------------------------
YEAR                         EXPIRING LEASES   EXPIRING LEASES        SQUARE FEET          TOTAL          PER SQUARE FOOT
----                         ---------------   ---------------    -------------------   ------------      ---------------
2000......................           122            261,000            8.0%             $  6,183,000        $  23.71
2001......................           105            173,000            5.3%                5,190,000           30.03
2002......................           115            260,000            7.9%                6,083,000           23.38
2003......................            78            253,000            7.7%                6,064,000           23.96
2004......................           102            289,000            8.8%                7,359,000           25.46
2005......................            30            268,000            8.2%                6,438,000           24.05
2006......................            44            205,000            6.2%                5,650,000           27.59
2007......................            36            490,000           15.0%                9,557,000           19.49
2008......................            25            501,000           15.3%               10,973,000           21.89
2009......................            16             72,000            2.2%                1,614,000           22.48

      The aggregate undepreciated tax basis of depreciable real property at the Merchandise Mart in Chicago for Federal income tax purposes was approximately $128,000,000 as of December 31, 1999 and depreciation for such property is computed for Federal income tax purposes on the straight-line method over thirty-nine years.

      For the 1999 tax year, the tax rate in Chicago for commercial real estate is $8.872 for $100 assessed value which results in real estate taxes of $9,774,474 for the Merchandise Mart.

MERCHANDISE MART PROPERTIES:

      The following table sets forth certain information for the Merchandise Mart Properties owned by the Company as of December 31, 1999.

                                     YEAR                    APPROXIMATE                 ANNUALIZED    ANNUALIZED
                                  ORIGINALLY     LAND          LEASABLE        NUMBER    BASE RENT   ESCALATED RENT
                                   DEVELOPED     AREA      BUILDING SQUARE       OF         PER       PER SQ. FT.     PERCENT
            LOCATION              OR ACQUIRED   (ACRES)          FEET         TENANTS   SQ. FT. (1)       (2)        LEASED (1)
--------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
    Merchandise Mart, Chicago        1930          6.7        3,440,000           754     $21.48          $23.54        95%

    350 North Orleans, Chicago       1977          4.3        1,117,000           296      19.60          21.03         91%

WASHINGTON, D.C.

    Washington Office Center         1990          1.2          398,000            24      27.66          31.83         94%

    Washington Design Center         1919          1.2          388,000            84      25.52          26.19         95%

    Other                                          1.3           93,000             8       8.54          10.51         87%

HIGH POINT, NORTH CAROLINA
    Market Square Complex         1902 - 1989     13.1        1,115,000           228      10.94          12.18         99%

    National Furniture Mart          1964          0.7          244,000            33      12.49          12.51        100%
                                                 -----       ----------        ------
TOTAL MERCHANDISE MART PROPERTIES                 28.5        6,795,000         1,427     $19.61          $21.52        95%
                                                 =====       ==========        ======


                                                                   LEASE
                                         PRINCIPAL TENANTS      EXPIRATION/
                                       (30,000 SQUARE FEET        OPTION        ENCUMBRANCES
            LOCATION                         OR MORE)           EXPIRATION      (THOUSANDS)
------------------------------------------------------------------------------------------
ILLINOIS
    Merchandise Mart, Chicago        Baker, Knapp & Tubbs        2007/2013      $ 250,000
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

    350 North Orleans, Chicago       21st Century Telecom        2012/2022         40,000
                                     Ameritech                   2011/2021
                                     Art Institute of Illinois   2009/2019
                                     Bank of America             2009/2019
                                     Chicago Transit Authority   2007/2017
                                     Fox Sports                  2007/2017
                                     Fiserv Solutions            2010/2020

WASHINGTON, D.C.

    Washington Office Center         General Services            2000/2010         49,537
                                     Administration
    Washington Design Center                                                       23,932

    Other                                                                              --


HIGH POINT, NORTH CAROLINA
    Market Square Complex            Century Furniture Company      2004           42,758
                                     La-Z-Boy                       2004

    National Furniture Mart                                                        13,695
                                                                                ---------

TOTAL MERCHANDISE MART PROPERTIES                                               $ 419,922
                                                                                =========


(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 1999, which are included in percent leased.
(2) Represents annualized monthly base rent including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

TEMPERATURE CONTROLLED LOGISTICS

      The Company has a 60% interest in the Vornado/Crescent Partnerships that own 89 refrigerated warehouses with an aggregate of approximately 428 million cubic feet (excludes 15 additional warehouses containing approximately 91 million cubic feet managed by AmeriCold Logistics). AmeriCold Logistics leases all of the partnerships' facilities. The Temperature Controlled Logistics segment is headquartered in Atlanta, Georgia.

      On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of AmeriCold Logistics encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. ("AmeriCold Logistics") The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent was approximately $134,000,000 for the period from March 12, 1999 through December 31, 1999. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the lease, is insufficient to pay such rent, and pursuant thereto, rent was deferred as of December 31, 1999, of which the Company's share is $3,240,000.

      AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature-controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

      AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers include:

                                                                         % of Warehouse
                                                                          1999 Revenue
                                                                        ----------------
                           Con-Agra                                            9%
                           Tyson                                               8%
                           Heinz                                               8%
                           McCain Foods                                        7%
                           Kraft                                               7%
                           Pilsbury                                            6%
                           Sara Lee                                            5%
                           J.R. Simplot                                        3%
                           Daymark Foods (Sam's Club)                          2%
                           Other                                              45%

Facilities

      The following table shows the location, size and type of facility for each of the Temperature Controlled Logistics properties as of December 31, 1999:

                                                                                                         SQUARE
                                                                                     CUBIC FEET           FEET
               PROPERTY                      LOCATION              OWNED/ LEASED    (IN MILLIONS)    (IN THOUSANDS)
      ---------------------------    -------------------------     -------------    -------------   ---------------
      FACILITIES OWNED/LEASED BY
      THE VORNADO/CRESCENT
      PARTNERSHIPS:

      ALABAMA
      Birmingham                     West 25th Avenue                  Owned              2.0               85.6
      Montgomery                     Newcomb Avenue                    Owned              1.2               68.1
      Gadsden                        East Air Depot Road              Leased              4.0              119.0
      Albertville                    Railroad Avenue                   Owned              2.2               64.5
                                                                                      -----------   -------------
                                     TOTAL ALABAMA                                        9.4              337.2
                                                                                      -----------   -------------
      ARIZONA
      -------
      Phoenix                        455 South 75th Avenue             Owned              2.9              111.5
                                                                                      -----------   -------------

      ARKANSAS
      --------
      Fort Smith                     Midland Boulevard                 Owned              1.4               78.2
      West Memphis                   South Airport Road                Owned              5.3              166.4
      Texarkana                      Genoa Road                        Owned              4.7              137.3
      Russellville                   300 El Mira                       Owned              5.6              164.7
      Russellville                   203 Industrial Boulevard          Owned              9.5              279.4
      Springdale                     1200 N. Old Missouri Road         Owned              6.6              194.1
                                                                                      -----------   -------------
                                     TOTAL ARKANSAS                                      33.1            1,020.1
                                                                                      -----------   -------------
      CALIFORNIA
      ----------
      Ontario                        Malaga Place                      Owned 24%          8.1              279.6
                                                                      Leased 76%
      Burbank                        West Magnolia Boulevard           Owned              0.8               33.3
      Fullerton                      South Raymond Avenue             Leased              2.8              107.7
      Pajaro                         Salinas Road                     Leased              1.4               53.8
      Los Angeles                    Jesse Street                      Owned              2.7              141.6
      Turlock                        5th Street                        Owned              2.5              108.4
      Watsonville                    West Riverside Drive              Owned              5.4              186.0
      Turlock                        South Kilroy Road                 Owned              3.0              138.9
      Ontario                        Santa Ana                        Leased              1.9               55.9
                                                                                      -----------   -------------
                                     TOTAL CALIFORNIA                                    28.6            1,105.2
                                                                                      -----------   -------------
      COLORADO
      --------
      Denver                         East 50th Street                Owned 52%            2.8              116.3
                                                                     Leased 48%
      Denver                         North Washington Street           Leased             0.6               25.0
                                                                                      -----------   -------------
                                     TOTAL COLORADO                                       3.4              141.3
                                                                                      -----------   -------------


                                                                                                         SQUARE
                                                                                     CUBIC FEET           FEET
               PROPERTY                      LOCATION              OWNED/ LEASED    (IN MILLIONS)    (IN THOUSANDS)
      ---------------------------    -------------------------     -------------    -------------   ---------------
      FLORIDA
      -------
      Tampa                           South Lois Avenue                Owned              0.4               22.2
      Plant City                      South Alexander Street           Owned              0.8               30.8
      Bartow                          U.S. Highway 17                  Owned              1.4               56.8
      Tampa                           50th Street                      Owned 80%          3.9              150.0
                                                                      Leased 20%
      Tampa                           Port of Tampa                    Owned              1.0               38.5
                                                                                      -----------   -------------
                                      TOTAL FLORIDA                                       7.5              298.3
                                                                                      -----------   -------------
      GEORGIA
      -------
      Atlanta                         Xavier Drive, SW                 Owned             11.1              476.7
      Atlanta                         Lakewood Avenue, SW              Owned              2.9              157.1
      Augusta                         Laney-Walker Road                Owned              1.1               48.3
      Atlanta                         Westgate Parkway                 Owned             11.4              334.7
      Montezuma                       South Airport Drive              Owned              4.2              175.8
      Atlanta                         Westgate Parkway                 Owned              6.9              201.6
      Thomasville                     121 Roseway Drive                Owned              6.9              202.9
                                                                                      -----------   -------------
                                      TOTAL GEORGIA                                      44.5            1,597.1
                                                                                      -----------   -------------
      IDAHO
      -----
      Burley                          U.S. Highway 30                  Owned             10.7              407.2
      Nampa                           4th Street North                 Owned              8.0              364.0
                                                                                      -----------   -------------
                                      TOTAL IDAHO                                        18.7              771.2
                                                                                      -----------   -------------
      ILLINOIS
      --------
      Rochelle                        Americold Drive                  Owned              6.0              179.7
      East Dubuque                    18531 U.S. Route 20 West         Owned              5.6              215.4
                                                                                      -----------   -------------
                                      TOTAL ILLINOIS                                     11.6              395.1
                                                                                      -----------   -------------
      INDIANA
      --------
      Indianapolis                    Arlington Avenue                 Owned              9.1              311.7
                                                                                      -----------   -------------

      IOWA
      ----
      Fort Dodge                      Maple Drive                      Owned              3.7              155.8
      Bettendorf                      State Street                     Owned              8.8              336.0
                                                                                      -----------   -------------
                                      TOTAL IOWA                                         12.5              491.8
                                                                                      -----------   -------------
      KANSAS
      ------
      Wichita                         North Mead                       Owned              2.8              126.3
      Garden City                     2007 West Mary Street            Owned              2.2               84.6
                                                                                      -----------   -------------
                                      TOTAL KANSAS                                        5.0              210.9
                                                                                      -----------   -------------
      KENTUCKY
      --------
      Sebree                          1541 U.S. Highway 41 North       Owned              2.7               79.4
                                                                                      -----------   -------------

      MAINE
      -----
      Portland                        Read Street                      Owned              1.8              151.6
                                                                                      -----------   -------------

      MASSACHUSETTS
      -------------
      Gloucester                      East Main Street                 Owned              1.9               95.5
      Gloucester                      Railroad Avenue                  Owned              0.3               13.6
      Gloucester                      Rogers Street                    Owned              2.8               95.2
      Gloucester                      Rowe Square                      Owned              2.4              126.4

                                                                                                         SQUARE
                                                                                     CUBIC FEET           FEET
               PROPERTY                      LOCATION              OWNED/ LEASED    (IN MILLIONS)    (IN THOUSANDS)
      ---------------------------    -------------------------     -------------    -------------   ---------------
      Boston                          Wildett Circle                   Owned              3.1              218.0
      Watertown                       Pleasant Street                  Owned              4.7              180.8
                                                                                      -----------   -------------
                                      TOTAL MASSACHUSETTS                                15.2              729.5
                                                                                      -----------   -------------
      MISSOURI
      --------
      Marshall                        West Highway 20                  Owned              4.8              160.8
      Carthage                        No. 1 Civil War Road             Owned             33.1            2,068.8
                                                                                      -----------   -------------
                                      TOTAL MISSOURI                                     37.9            2,229.6
                                                                                      -----------   -------------
      MISSISSIPPI
      -----------
      West Point                      751 West Churchill Road          Owned              4.7              180.8
                                                                                      -----------   -------------

      NEBRASKA
      --------
      Fremont                         950 South Schneider Street       Owned              2.2               84.6
      Grand Island                    East Roberts Street              Owned              2.2              105.0
                                                                                      -----------   -------------
                                      TOTAL NEBRASKA                                      4.4              189.6
                                                                                      -----------   -------------
      NEW YORK
      --------
      Syracuse                        Farrell Road                     Owned             11.8              447.2
                                                                                      -----------   -------------

      NORTH CAROLINA
      --------------
      Charlotte                       West 9th Street                  Owned              1.0               58.9
      Charlotte                       Exchange Street                  Owned              4.1              164.8
      Tarboro                         Sara Lee Road                    Owned              3.4              104.0
                                                                                      -----------   -------------
                                      TOTAL NORTH CAROLINA                                8.5              327.7
                                                                                      -----------   -------------
      OKLAHOMA
      --------
      Oklahoma City                   South Hudson                     Owned              0.7               64.1
      Oklahoma City                   Exchange Street                  Owned              1.4               74.1
                                                                                      -----------   -------------
                                      TOTAL OKLAHOMA                                      2.1              138.2
                                                                                      -----------   -------------
      OREGON
      ------
      Hermiston                       Westland Avenue                  Owned              4.0              283.2
      Milwaukie                       S.E. McLoughlin Blvd.            Owned              4.7              196.6
      Salem                           Portland Road N.E.               Owned             12.5              498.4
      Woodburn                        Silverton Road                   Owned              6.3              277.4
      Brooks                          Brooklake Road                   Owned              4.8              184.6
      Ontario                         N.E. First Street                Owned              8.1              238.2
                                                                                      -----------   -------------
                                      TOTAL OREGON                                       40.4            1,678.4
                                                                                      -----------   -------------
      PENNSYLVANIA
      ------------
      Leesport                        RD2, Orchard Lane                Owned              5.8              168.9
      Fogelsville                     Mill Road                        Owned             21.6              683.9
                                                                                      -----------   -------------
                                      TOTAL PENNSYLVANIA                                 27.4              852.8
                                                                                      -----------   -------------
      SOUTH CAROLINA
      --------------
      Columbia                        Shop Road                        Owned              1.6               83.7
                                                                                      -----------   -------------

      SOUTH DAKOTA
      ------------
      Sioux Falls                     2300 East Rice Street            Owned              2.9              111.5
                                                                                      -----------   -------------

                                                                                                         SQUARE
                                                                                     CUBIC FEET           FEET
               PROPERTY                      LOCATION              OWNED/ LEASED    (IN MILLIONS)    (IN THOUSANDS)
      ---------------------------    -------------------------     -------------    -------------    --------------
      TENNESSEE
      ---------
      Memphis                         East Parkway South               Owned              5.6              246.2
      Memphis                         Spottswood Avenue                Owned              0.5               36.8
      Murfreesboro                    Stephenson Drive                 Owned              4.5              106.4
                                                                                      -----------    ------------
                                      TOTAL TENNESSEE                                    10.6              389.4
                                                                                      -----------    ------------
      TEXAS
      -----
      Amarillo                        10300 South East Third Street    Owned              3.2              123.1
      Ft. Worth                       200 Railhead Drive               Owned              3.4              102.0
                                                                                      -----------    ------------
                                      TOTAL TEXAS                                         6.6              225.1
                                                                                      -----------    ------------
      UTAH
      ----
      Clearfield                      South Street                     Owned              8.6              358.4

      VIRGINIA
      --------
      Norfolk                         East Princess Anne Road          Owned              1.9               83.0
      Strasburg*                      545 Radio Station Rd             Owned              6.8              200.0
                                                                                      -----------    ------------
                                      TOTAL VIRGINIA                                      8.7              283.0
                                                                                      -----------    ------------
      WASHINGTON
      ----------
      Burlington                      South Walnut                     Owned              4.7              194.0
      Moses Lake                      Wheeler Road                     Owned              7.3              302.4
      Walla Walla                     14th Avenue South                Owned              3.1              140.0
      Connell                         West Juniper Street              Owned              5.7              235.2
      Wallula                         Dodd Road                        Owned              1.2               40.0
      Pasco                           Industrial Way                   Owned              6.7              209.0
                                                                                      -----------    ------------
                                      TOTAL WASHINGTON                                   28.7            1,120.6
                                                                                      -----------    ------------
      WISCONSIN
      ---------
      Tomah                           Route 2                          Owned              4.6              161.0
      Babcock*                                                         Owned              3.4              111.1
      Plover                          110th Street                     Owned              9.4              358.4
                                                                                      -----------    ------------
                                      TOTAL WISCONSIN                                    17.4              630.5
                                                                                      -----------    ------------
                                      TOTAL - OWNED/LEASED                              428.3           16,998.4
                                                                                      -----------    ------------

                                                                                                         SQUARE
                                                                                     CUBIC FEET           FEET
               PROPERTY                      LOCATION               MANAGED         (IN MILLIONS)    (IN THOUSANDS)
      ---------------------------    -------------------------     -------------    -------------    --------------
      FACILITIES MANAGED BY
      AMERICOLD LOGISTICS:

      ALABAMA
      -------
      Batesville *                    Highway 35 North              Managed               2.8              102.7
      Birmingham                      4th Street, West              Managed               0.1                0.1
                                                                                      -----------    ------------
                                      TOTAL ALABAMA                                       2.9              102.8
                                                                                      -----------    ------------
      CALIFORNIA
      ----------
      Ontario                         Wanamaker Avenue              Managed               3.2              122.0
      Ontario                         Airport Drive                 Managed              13.5              450.0
      Ontario                         Vintage Avenue                Managed               3.6              130.0
      Wilmington                      Coil Avenue                   Managed               4.5              173.1
                                                                                     ------------    -----------
                                      TOTAL CALIFORNIA                                   24.8              875.1
                                                                                     ------------    -----------

      MINNESOTA
      Park Rapids                     U.S. Highway 71 South         Managed               5.9              173.5
                                                                                     ------------    -----------

      NEW JERSEY
      ----------
      Vineland                        N. Mill Road                  Managed               2.7              103.8
                                                                                      -----------    ------------
      PENNSYLVANIA
      ------------
      Bethlehem                       2600 Brodhead Road            Managed              16.1              473.5
      Bethlehem                       4000 Miller Circle North      Managed               7.3              214.7
                                                                                      -----------    ------------
                                      TOTAL PENNSYLVANIA                                 23.4              688.2
                                                                                      -----------    ------------
      SOUTH DAKOTA
      ------------
      Sioux Falls                     802 East Rice Street          Managed               3.4              130.8
                                                                                      -----------    ------------
      TENNESSEE
      ---------
      Newbern                         Biffle Road                   Managed               2.4               92.3
                                                                                      -----------    ------------
      TEXAS
      -----
      Ft. Worth                       1006 Railhead Drive           Managed              13.0              382.4
      Ft. Worth                       1005 Railhead Drive           Managed               7.6              223.5
                                                                                      -----------    ------------
                                      TOTAL TEXAS                                        20.6              605.9
                                                                                      -----------    ------------
      CANADA
      ------
      ALBERTA
      -------
      Taber                                                         Managed               4.8              141.0
                                                                                      -----------    ------------

                                      TOTAL-MANAGED                                      90.9            2,913.4
                                                                                      -----------    ------------
                                  GRAND TOTAL-OWNED/LEASED AND MANAGED                  519.2           19,911.8
                                                                                      ===========    ============

      *   New facility in 1999

The above table is summarized as follows:

                                                                                  CUBIC            SQUARE
                                                                NUMBER OF          FEET             FEET
                                       TYPE                     FACILITIES     (IN MILLIONS)   (IN THOUSANDS)
                         --------------------------------     --------------  --------------  -----------------
                         Owned/leased by Vornado/Crescent
                           partnerships:
                                       Owned                          84            409.3          16,338.7
                                       Leased                          5             19.0             659.7
                                                              --------------  --------------  -----------------
                                                                      89            428.3          16,998.4
                         Managed by Americold Logistics               15             90.9           2,913.4
                                                              --------------  --------------  -----------------
                                        Total                        104            519.2          19,911.8
                                                              --------------  --------------  -----------------

ALEXANDER'S PROPERTIES

      The following table shows as of December 31, 1999 the location, approximate size and leasing status of each of the properties owned by Alexander's, in which the Company has a 32.0% interest.



                                          APPROXIMATE      APPROXIMATE
                                            AREA IN      LEASABLE SQUARE      AVERAGE                    SIGNIFICANT        LEASE
                                            SQUARE           FOOTAGE/        ANNUALIZED                TENANTS (30,000   EXPIRATION/
                                            FEET/OR           NUMBER         BASE RENT      PERCENT     SQUARE FEET OR      OPTION
LOCATION                                    ACREAGE         OF FLOORS       PER SQ. FOOT    LEASED          MORE)         EXPIRATION
--------                                  -----------    ---------------    ------------    -------    ---------------   -----------
OPERATING PROPERTIES
 NEW YORK:
Kings Plaza Regional Shopping
  Center--Brooklyn...................    24.3 acres         766,000/4(1)(2)     $29.40          91%    Sears              2023/2033
                                                                                                       Bed Bath &
Rego Park--Queens....................    4.8 acres          351,000/3(1)         28.76         100%      Beyond              2013
                                                                                                       Circuit City          2021
                                                                                                       Marshalls          2008/2021
                                                                                                       Sears                 2021
Fordham Road--Bronx..................    92,211 SF          303,000/5               --           --           --              --
Flushing--Queens (3).................    44,975 SF          177,000/4(1)            --           --           --              --
                                                                                                       An affiliate
Third Avenue--Bronx..................    60,451 SF            173,000/4           5.00         100%    of Conway             2023
                                                           ----------

                                                            1,770,000
                                                           ==========
DEVELOPMENT PROPERTIES
 NEW YORK:
Lexington Avenue--Manhattan...........   84,420 SF                 --

Rego Park II--Queens..................   6.6 acres                 --

 NEW JERSEY:
Paramus--New Jersey..................    30.3 acres                --

-------------------
(1) Excludes parking garages.

(2) Excludes 339,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc. ("Federated").

(3) Leased by the Company through January 2027.

Kings Plaza Regional Shopping Center:

      In June 1998, Alexander's increased its interest in the Mall to 100% by acquiring Federated Department Stores's 50% interest. The purchase price was approximately $28,000,000, which was paid in cash, plus Alexander's agreed to pay Federated $15,000,000 to renovate its Macy's store in the Mall and Federated agreed to certain modifications to the Kings Plaza Operating Agreement. Alexander's is currently renovating the Mall in connection with the overall renovation of the Center at an estimated cost of $33,000,000 of which $9,045,000 has been expended as of January 31, 2000. The renovation is expected to be completed in 2000.

Paramus:

      Alexander's intends to develop a shopping center of approximately 550,000 square feet on this site. The estimated cost of such redevelopment is approximately $100,000,000. Alexander's has received municipal approvals on tentative plans to develop the site. No redevelopment plans have been finalized.

Lexington Avenue:

      Alexander's is currently undertaking the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include retail stores, offices, hotel space, extended-stay residences, residential rentals and parking; and a residential portion, consisting of condominium units to be sold to the public. In connection therewith, Alexander's paid $14,500,000 for 140,000 square feet of air rights of which $12,200,000 was paid to the Company (Vornado's cost plus $243,000 in interest and closing costs). The air rights were contracted for and paid for in 1999, with closings to take place when the developments which give rise to the air rights are completed in 2000. The capital required for the proposed building will be in excess of $400,000,000.

      Because a REIT is subject to 100% excise tax on income derived from the sales of "dealer property" (i.e. condominiums), the air rights representing the residential portion of the property are being transferred to a preferred stock affiliate, a corporation in which Alexander's owns all of the preferred equity and none of the common equity. The transfer value will be adjusted once the final size of the residential portion is determined.

      While Alexander's anticipates that financing will be available after tenants have been obtained for these projects, there can be no assurance that such financing will be obtained, or if obtained, that such financings will be on terms that are acceptable. In addition, it is uncertain as to when these projects will commence.

HOTEL PENNSYLVANIA

      On August 5, 1999, the Company increased its interest in the Hotel Pennsylvania to 100% by acquiring Planet Hollywood International, Inc.'s ("Planet Hollywood") 20% interest in the hotel for approximately $18,000,000 and assumed $24,000,000 of existing debt. In connection with the transaction, the Company terminated the licensing agreement with Planet Hollywood for an Official All-Star Hotel. The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden. The Company intends to refurbish the Hotel. Under the terms of the mortgage on this property, in connection with the refurbishment, the Company has escrowed $15,000,000 in cash and provided $29,000,000 through letters of credit. The Hotel Pennsylvania contains approximately 800,000 square feet of hotel space with 1,700 rooms and approximately 400,000 square feet of retail and office space. The Company manages the property's retail and office space, and a preferred stock affiliate of the Company co-manages the hotel.

      The following table presents rental information for the hotel:

                                                                           YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                                 1999                1998              1997
                                                            ---------------  -----------------  ------------------
                 Average occupancy rate..................        80%                 79%                78%
                 Average daily rate......................      $ 105               $ 99               $ 93

      As of December 31, 1999, the property's retail and office space was 85% and 55% occupied. Twenty-five tenants occupy the retail and commercial space. Annual rent per square foot of retail and office space in 1999 were $44 and $16.

NEWKIRK JOINT VENTURES

      The Newkirk Joint Ventures ("Newkirk") own various equity and debt interests relating to 120 limited partnerships which own real estate primarily net leased to credit rated tenants. The Company owns a 30% interest in Newkirk with the balance owned by affiliates of Apollo Real Estate Investment Fund III, L.P.

      The following table sets forth the real estate owned by the limited partnerships and the Company's interest therein:

                                                                       Square Feet (in 000's)
                                                                --------------------------------------------
                                                                              Newkirk            Vornado's
                                       Number of                             Ownership           Ownership
                                      Properties            Total             Interest           Interest
                                  ------------------     -----------      ---------------     --------------
               Office                     30                 8,871              4,302               1,291
               Retail                    166                 6,995              3,315                 995
               Other                      14                 5,146              2,518                 755
                                     -------             ---------          ---------           ---------
                                         210                21,012             10,135               3,041
                                     =======             =========          =========           =========

      These properties are located throughout the United States.

DRY WAREHOUSE/INDUSTRIAL PROPERTIES

      The Company's dry warehouse/industrial properties consist of eight buildings in New Jersey containing approximately 2.0 million square feet. At December 31, 1999, the occupancy rate of the properties was 92%. The average term of a tenant's lease is three to five years. Average annual rent per square foot at December 31, 1999 was $3.37.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

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

                                                     PRINCIPAL OCCUPATION, POSITION AND OFFICE (CURRENT AND
NAME                          AGE                 DURING PAST FIVE YEARS WITH VORNADO UNLESS OTHERWISE STATED)
-----                         ---     -------------------------------------------------------------------------------------
Steven Roth................   58      Chairman of the Board, Chief Executive Officer and Chairman of the Executive
                                      Committee of the Board; the Managing General Partner of Interstate Properties, an
                                      owner of shopping centers and an investor in securities and partnerships; Chief
                                      Executive Officer of Alexander's, Inc. since March 2, 1995 and a Director since
                                      1989; Chairman and CEO of Vornado Operating since 1998.

Michael D. Fascitelli......   43      President and a Trustee since December 2, 1996; Director of Alexander's, Inc.
                                      since December 2, 1996; Director of Vornado Operating since 1998; Partner at
                                      Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to
                                      December 1996; and Vice President at Goldman, Sachs & Co., prior to December 1992.

Melvyn H. Blum.............   53      Executive Vice President--Development since January 2000; Senior Managing Director at Tishman Speyer Properties in charge of its development activities in the United
                                      States from July 1998 to January 2000; and Managing Director of Development and
                                      Acquisitions prior to July 1998.

Joseph Macnow..............   54      Executive Vice President--Finance and Administration since January 1998; Executive
                                      Vice President - Finance and Administration of Vornado Operating since 1998; Vice
                                      President-Chief Financial Officer from 1985 to January 1998; Vice President--Chief
                                      Financial Officer of Alexander's, Inc. since August 1995.

Irwin Goldberg.............   55      Vice President--Chief Financial Officer since January 1998; Vice President--Chief
                                      Financial Officer of Vornado Operating since 1998; Secretary and Treasurer of
                                      Alexander's Inc. since June 1999; Partner at Deloitte & Touche LLP from September
                                      1978 to January 1998.

David R. Greenbaum.........   48      Chief Executive Officer of the New York Office Division since April 15, 1997 (date of the Company's acquisition); President of Mendik Realty (the predecessor to the
                                      Mendik Division) from 1990 until April 15, 1997.

Joseph Hakim...............   51      Chief Executive Officer of the Merchandise Mart Division since April 1, 1998 (date of the Company's acquisition); President and Chief Executive Officer of
                                      Merchandise Mart Properties, Inc., the main operating subsidiary of Joseph P.
                                      Kennedy Enterprises, Inc. (the predecessor to the Merchandise Mart Division) from
                                      1992 to April 1, 1998.

Daniel F. McNamara(1)......   53      Chief Executive Officer of the Temperature Controlled Logistics (AmeriCold
                                      Logistics) since October 1997 (the date of the Company's acquisition); Chief
                                      Executive Officer of URS Logistics, Inc. (one of the predecessors to Temperature
                                      Controlled Logistics) from March 1996 to October 1997; and Executive Vice
                                      President and Chief Operating Officer of Value Rent-A-Car, a wholly owned subsidiary of Mitsubishi Motors, prior to March 1996.

Richard T. Rowan...........   53      Vice President-Retail Real Estate Division since January 1982.

------------------------

(1) As of March 17, 1999, Mr. McNamara is an employee of the partnership which purchased the non-real estate assets of AmeriCold Logistics.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Vornado's common shares are traded on the New York Stock Exchange under the symbol "VNO".

      Quarterly price ranges of the common shares and dividends paid per share for the years ended December 31, 1999 and 1998 were as follows:

                                                        YEAR ENDED                                     YEAR ENDED
           QUARTER                                   DECEMBER 31, 1999                              DECEMBER 31, 1998
           -------                       -----------------------------------------       ---------------------------------------
                                             HIGH          LOW         DIVIDENDS             HIGH          LOW        DIVIDENDS
                                            ------        -----       -----------           ------        ------     -----------
           1st........................      $37.75        $32.06        $.44                $49.81        $38.50        $.40
           2nd........................       39.50         33.06         .44                 44.00         36.38         .40
           3rd........................       36.06         32.19         .44                 39.88         27.63         .40
           4th........................       33.31         30.06         .48                 38.25         26.00         .44

      The approximate number of record holders of common shares of Vornado at December 31, 1999, was 2,500.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                     YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------------------------
                                                                  1999          1998          1997           1996          1995
                                                                ---------    ---------     ---------       --------      --------
(in thousands, except share and per share amounts)

OPERATING DATA
Revenues:
     Property rentals.....................................      $ 590,814    $ 425,496     $ 168,321       $ 87,424      $ 80,429
     Expense reimbursements...............................         90,246       74,737        36,652         26,644        24,091
     Other income.........................................         15,898        9,627         4,158          2,819         4,198
                                                                ---------    ---------     ---------       --------      --------

Total Revenues............................................        696,958      509,860       209,131        116,887       108,718
                                                                ---------    ---------     ---------       --------    ----------
Expenses:
     Operating............................................        282,118      207,171        74,745         36,412        32,282
     Depreciation and amortization........................         83,585       59,227        22,983         11,589        10,790
     General and administrative...........................         40,151       28,610        13,580          5,167         6,687
     Amortization of officer's deferred
       compensation expense...............................             --           --        22,917          2,083            --
                                                               ----------    ---------     ---------       --------      --------

Total Expenses............................................        405,854      295,008       134,225         55,251        49,759
                                                                ---------      -------     ---------       --------      --------
Operating Income..........................................        291,104      214,852        74,906         61,636        58,959
Income applicable to Alexander's..........................          7,427        3,123         7,873          7,956         3,954
Income from partially-owned entities......................         82,310       32,025         4,658          1,855           788
Interest and other investment income......................         18,359       24,074        23,767          6,643         5,733
Interest and debt expense.................................       (141,683)    (114,686)      (42,888)       (16,726)      (16,426)
Net gain from insurance settlement
   and condemnation proceedings...........................             --        9,649            --             --            --
Minority interest of unitholders in the
   Operating Partnership..................................        (54,998)     (16,183)       (7,293)            --            --
                                                                  -------    ---------     ---------     ----------      --------

Net Income................................................        202,519      152,854        61,023         61,364        53,008
Preferred stock dividends.................................        (33,438)     (21,690)      (15,549)            --            --
                                                                ---------    ---------     ---------     ----------      --------

Net income applicable to common shares....................      $ 169,081    $ 131,164     $  45,474       $ 61,364      $ 53,008
                                                                =========    =========     =========     ==========      ========

   Net income per share--basic(1).........................      $    1.97    $    1.62     $     .83       $   1.26      $   1.13
   Net income per share--diluted(1).......................      $    1.94    $    1.59     $     .79       $   1.25      $   1.12
   Cash dividends declared for common shares..............      $    1.80    $    1.64     $    1.36       $   1.22      $   1.12


BALANCE SHEET DATA
   Total assets...........................................    $ 5,479,218   $4,425,779     2,524,089       $565,204      $491,496
   Real estate, at cost...................................      3,921,507    3,315,891     1,564,093        397,298       382,476
   Accumulated depreciation...............................        308,542      226,816       173,434        151,049       139,495
   Debt...................................................      2,048,804    2,051,000       956,654        232,387       233,353
   Shareholders' equity...................................      2,055,368    1,782,678     1,313,762        276,257       194,274

                                                                                    YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------------------------
                                                            1999           1998              1997          1996          1995
                                                         ----------     ----------        ----------     --------      ---------
(in thousands)

OTHER DATA
   Funds from operations(2):
     Net income applicable to common shares             $    169,081    $    131,164      $    45,474  $     61,364    $    53,008
     Depreciation and amortization of real
        property...................................           82,216          58,277           22,413        11,154         10,019
     Straight-lining of property rentals for rent
        escalations................................          (22,881)        (14,531)          (3,359)       (2,676)        (2,569)
     Leasing fees received in excess of income
        recognized.................................            1,705           1,339            1,733         1,805          1,052
     Net gain from insurance settlement and
        condemnation proceedings...................               --          (9,649)              --            --             --
     (Depreciation)/appreciation of securities
        held in officer's deferred compensation
        trust......................................             (340)            340               --            --             --
     (Gains)/losses  on sale of securities available
       for sale....................................             (383)           (898)              --            --            360
     Proportionate share of adjustments to equity
       in income of partially-owned entities
       to arrive at funds from operations:
         Temperature Controlled Logistics..........           31,400          41,988(3)         4,183            --             --
         Alexander's...............................            1,324           4,023           (2,471)       (2,331)           539
         Partially-owned office buildings..........               50           3,561            2,891            --             --
         Hotel Pennsylvania........................            4,866           4,083              457            --             --
         Charles E. Smith Commercial Realty L.P....           12,024           2,974            1,298            --             --
         Other.....................................            7,463             219               --            --             --
     Minority interest in partially owned entities in
        excess of preferential distributions.......           (9,020)         (3,991)              --            --             --
     Dilutive effect of Series A Preferred Stock
        Dividends..................................           16,268              --               --            --             --
                                                        ------------    ------------       ----------  ------------    -----------
   Funds from operations...........................     $    293,773    $    218,899      $    72,619  $     69,316    $    62,409
                                                        ============    ============       ==========  ============    ===========
   Cash flow provided by (used in):
     Operating activities..........................     $    176,895    $    189,406      $   115,473  $     70,703    $    62,882
     Investing activities..........................         (494,204)     (1,257,367)      (1,064,484)       14,912       (103,891)
     Financing activities..........................          262,131         879,815        1,215,269       (15,046)        36,577

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

(2) Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures employed by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by the National Association of Real Estate Investment Trusts ("NAREIT"). Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary or non-recurring items and gains or losses on sales of real estate. Funds from operations as disclosed above have been modified from this definition to adjust for (i) the effect of straight-lining of property rentals for rent escalations and leasing fee income, (ii) the reversal of income taxes (benefit for the year ended December 31, 1999) which is considered non-recurring because of the expected conversion of Temperature Controlled Logistics Companies to REITs, (iii) the addback of Temperature Controlled Logistics non-recurring unification costs, and (iv) the exclusion of a $2,700 reduction in interest expense in 1999 resulting from the amortization of the excess of fair value of Newkirk Joint Venture limited partnership's debt over its face amount at date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (All of the amounts presented are in thousands, except share amounts and percentages)

     OVERVIEW

     Below is a summary of net income and EBITDA(1) by segment for the years ended December 31, 1999, 1998 and 1997:

                                                                                    December 31, 1999
                                                     -------------------------------------------------------------------------
                                                                                                        Temperature
                                                                                         Merchandise    Controlled
                                                     Total     Office       Retail          Mart         Logistics    Other(2)
                                                     -----     ------       ------       -----------     ---------    --------
   Total revenues................................   $696,958  $379,795     $170,538      $  135,921      $     --     $ 10,704
   Total expenses................................    405,854   227,680       74,062          74,624            --       29,488
                                                    --------  --------     --------      ----------      --------     --------
   Operating income..............................    291,104   152,115       96,476          61,297            --      (18,784)
   Income applicable to Alexander's .............      7,427        --           --              --            --        7,427
   Income from partially-owned entities..........     82,310    19,055          938              --        36,722       25,595
   Interest and other investment income..........     18,359     1,786           --             737            --       15,836
   Interest and debt expense.....................   (141,683)  (49,624)     (27,635)        (29,509)           --      (34,915)
   Minority interest.............................    (54,998)  (25,854)     (14,628)         (6,819)       (7,697)          --
                                                    --------  --------     --------      ----------      --------     --------
   Net income....................................    202,519    97,478       55,151          25,706        29,025       (4,841)
   Minority interest.............................     54,998    25,854       14,628           6,819         7,697           --
   Interest and debt expense (4).................    226,253    82,460       30,249          29,509        27,520       56,515
   Depreciation and amortization (4).............    143,499    64,702       16,900          17,702        31,044       13,151
   Straight-lining of rents (4)..................    (25,359)  (16,386)      (2,120)         (4,740)       (1,698)        (415)
   Other.........................................      7,451       365           --              --         2,054(3)     5,032
                                                    --------  --------     --------      ----------      --------     --------
   EBITDA(1).....................................   $609,361  $254,473     $114,808      $   74,996      $ 95,642     $ 69,442
                                                    ========  ========     ========      ==========      ========     ========

                                                                                    December 31, 1998
                                                     --------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                         Merchandise  Controlled
                                                     Total     Office       Retail          Mart       Logistics      Other(2)
                                                     -----     ------       ------       -----------   ---------      --------
   Total revenues................................  $  509,860  $247,499    $167,155        $ 86,521      $    --     $  8,685
   Total expenses................................     295,008   151,573      70,334          50,761           --       22,340
                                                    ---------  --------    --------        --------      -------     --------
   Operating income..............................     214,852    95,926      96,821          35,760           --      (13,655)
   Income applicable to Alexander's .............       3,123        --          --              --           --        3,123
   Income from partially-owned entities..........      32,025    10,854         258          (1,969)      15,191        7,691
   Interest and other investment income..........      24,074     4,467       2,159             639           --       16,809
   Interest and debt expense.....................    (114,686)  (25,175)    (32,249)        (18,711)          --      (38,551)
   Net gain from insurance settlement
       and condemnation proceeding...............       9,649        --          --              --           --        9,649
   Minority interest.............................     (16,183)   (7,236)     (5,853)         (2,070)      (1,024)          --
                                                    ---------  --------    --------        --------      -------     --------
   Net income....................................     152,854    78,836      61,136          13,649       14,167      (14,934)
   Minority interest.............................      16,183     7,236       5,853           2,070        1,024           --
   Interest and debt expense (4).................     164,478    40,245      32,709          18,711       26,541       46,272
   Depreciation and amortization (4).............     104,299    39,246      15,520           9,899       33,117        6,517
   Net gain from insurance Settlement
       and condemnation proceeding...............      (9,649)       --          --              --           --       (9,649)
   Straight-lining of rents (4)..................     (16,132)   (6,845)     (3,203)         (4,882)          --       (1,202)
   Other.........................................      15,055       (79)         --              --        8,872(3)     6,262(5)
                                                    ---------  --------    --------        --------      -------     --------
   EBITDA(1).....................................   $ 427,088  $158,639    $112,015        $ 39,447      $83,721     $ 33,266
                                                    =========  ========    ========        ========      =======     ========

   Footnotes 1-5 are explained on the following page.

                                                                                December 31, 1997
                                                     -------------------------------------------------------------------------
                                                                                                        Temperature
                                                                                           Merchandise  Controlled
                                                       Total       Office       Retail         Mart      Logistics     Other(2)
                                                     -----------  ---------     --------   ----------   ----------    --------
     Total revenues................................  $   209,131  $  80,846     $120,299   $       --   $       --    $  7,986
     Total expenses................................      134,225     50,186       46,204           --           --      37,835
                                                     -----------  ---------     --------   ----------   ----------    --------
     Operating income..............................       74,906     30,660       74,095           --           --     (29,849)
     Income applicable to Alexander's .............        7,873         --           --           --           --       7,873
     Income from partially-owned entities..........        4,658      1,015           --           --        1,720       1,923
     Interest and other investment income..........       23,767      6,834        2,296           --           --      14,637
     Interest and debt expense.....................      (42,888)    (9,009)     (19,893)          --           --     (13,986)
     Minority interest.............................       (7,293)    (2,042)      (4,303)          --           --        (948)
                                                     -----------  ---------     --------   ----------   ----------    --------
     Net income....................................       61,023     27,458       52,195           --        1,720     (20,350)
     Minority interest.............................        7,293      2,042        4,303           --           --         948
     Interest and debt expense (4).................       54,395     13,707       19,893           --        5,839      14,956
     Depreciation and amortization (4).............       31,972     12,813       11,706           --        4,182       3,271
     Straight-lining of rents (4)..................       (3,932)      (645)      (2,558)          --           --        (729)
     Other.........................................         (325)     1,303          970           --           17      (2,615)
                                                     -----------  ---------     --------   ----------   ----------    --------
     EBITDA(1).....................................  $   150,426  $  56,678     $ 86,509   $       --   $   11,758    $ (4,519)
                                                     ===========  =========     ========   ==========   ==========    ========

    (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.

    (2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

    (3) Includes (i) the reversal of income taxes (benefit for the year ended December 31, 1999) which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REIT's and (ii) the add back of non-recurring unification costs.

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

RESULTS OF OPERATIONS

   Years Ended December 31, 1999 and December 31, 1998

         Below are the details of the changes by segment in EBITDA.

                                                                                                      Temperature
                                                                                       Merchandise     Controlled
                                           Total          Office          Retail          Mart         Logistics        Other
                                         ----------     ----------      ----------      ----------     ---------       --------
    Year ended December 31, 1998         $  427,088     $  158,639      $  112,015      $   39,447     $  83,721       $ 33,266
    1999 Operations:
         Same store operations(1)            27,410         18,074           3,797           6,556           N/A         (1,017)
         Acquisitions and other             154,863         77,760          (1,004)         28,993        11,921         37,193
                                         ----------     ----------      ----------      ----------     ---------       --------
    Year ended December 31, 1999         $  609,361     $  254,473      $  114,808      $   74,996     $  95,642       $ 69,442
                                         ==========     ==========      ==========      ==========     =========       ========
         % increase in same
           store operations                    8.0%           11.4%           3.4%            16.6%          N/A(2)        (3.1)%

   (1) Represents operations which were owned for the same period in each year.

   (2) Not comparable because prior to March 12, 1999 (date the operations of the Temperature Controlled Logistics Companies were sold), the Company reflected its equity in the operations of the Temperature Controlled Logistics Companies. Subsequent thereto, the Company reflects its equity in the rent it receives from the Temperature Controlled Logistics Companies.

   Revenues

         The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $696,958 in the year ended December 31, 1999 compared to $509,860 in the prior year, an increase of $187,098. These increases by segment resulted from:

                                           Date of                                                   Merchandise
                                         Acquisition       Total           Office       Retail           Mart          Other
                                        -------------     --------       ----------    ---------     -----------      ---------
Property Rentals:
Acquisitions:
    595 Madison Avenue..............   September 1999   $  4,202         $   4,202    $      --     $        --      $      --
    Hotel Pennsylvania (20%)........   August 1999         2,670                --           --              --          2,670
    909 Third Avenue................   July 1999          11,626            11,626           --              --             --
    888 Seventh Avenue..............   January 1999       22,683            22,683           --              --             --
    Market Square Complex...........   December 1998      13,303                --           --          13,303             --
    Mendik RELP Properties..........   December 1998      26,410            26,410           --              --             --
    20 Broad Street.................   August 1998         8,112             8,112           --              --             --
    689 Fifth Avenue................   August 1998         2,152             2,152           --              --             --
    770 Broadway....................   July 1998           5,747             5,747           --              --             --
    40 Fulton Street................   June 1998           2,605             2,605           --              --             --
    Merchandise Mart
      Properties....................   April 1998         27,227                --           --          27,227             --
    150 East 58th Street............   March 1998          2,403             2,403           --              --             --
    One Penn Plaza..................   February 1998       5,478             5,478           --              --             --
    Westport........................   January 1998          274               274           --              --             --
                                                        --------        ----------    ---------     -----------      ---------
                                                         134,892            91,692           --          40,530          2,670
Leasing activity....................                      30,426            25,090        2,935           2,806           (405)
                                                        --------        ----------    ---------     -----------      ---------
Total increase in property rentals..                     165,318           116,782        2,935          43,336          2,265
                                                        --------        ----------    ---------     -----------      ---------
Tenant expense reimbursements:
Increase in tenant expense
    reimbursements due to acquisitions                    12,754             8,462           --           3,922            370
Other...............................                       2,755               887          448           1,668           (248)
                                                        --------        ----------    ---------     -----------      ---------
Total increase in tenant
    expense reimbursements..........                      15,509             9,349          448           5,590            122
                                                        --------        ----------    ---------     -----------      ---------
Other income........................                       6,271             6,165           --             474           (368)
                                                        --------        ----------    ---------     -----------      ---------
Total increase in revenues..........                    $187,098         $ 132,296    $   3,383     $    49,400      $   2,019
                                                        ========        ==========    =========     ===========      =========

   Expenses

      The Company's expenses were $405,854 in the year ended December 31, 1999, compared to $295,008 in the prior year, an increase of $110,846. These increases by segment resulted from:

                                                                                      Merchandise
                                           Total        Office           Retail           Mart            Other
                                          -------      --------         --------     -------------       -------
     Operating:
         Acquisitions...............     $  68,828   $ 51,291          $    --              $15,946       $1,591
         Same store operations......         6,119      6,234            3,332               (3,316)        (131)
                                           -------     ------            -----              -------       ------
                                            74,947     57,525            3,332               12,630        1,460
                                           -------     ------            -----              -------       ------
     Depreciation and amortization:
         Acquisitions...............        17,498     11,180               --                5,756          562
         Same store operations......         6,860      4,654              334                2,047         (175)
                                           -------     ------            -----              -------       ------
                                            24,358     15,834              334                7,803          387
                                           -------     ------            -----              -------       ------
     General and Administrative:
         Corporate expenses(2)......     $  11,593   $  2,748          $    62(1)           $ 3,430       $5,353
         Reduction in value of
           Vornado shares and other
           securities held in officer's
           deferred compensation trust..       (52)        --               --                   --          (52)
                                           -------     ------            -----              -------       ------
                                            11,541      2,748               62                3,430        5,301
                                           -------     ------            -----              -------       ------
                                         $ 110,846   $ 76,107          $  3,728              $23,863       $7,148
                                           =======     ======            =====              =======       ======

--------------------------
     (1) Retail general and administrative expenses are included in corporate expenses, which are not allocated.

     (2) Of this increase: (i) $2,546 is attributable to acquisitions, (ii) $5,654 resulted from payroll, primarily for additional employees, and corporate office expenses, and (iii) $3,393 resulted from professional fees.

      Income applicable to Alexander's (loan interest income, equity in income
(loss) and depreciation) was $7,427 in the year ended December 31, 1999, compared to $3,123 in the prior year, an increase of $4,304. This increase resulted from equity in Alexander's loss in the prior year due primarily to the write-off resulting from the razing of its building formerly located at its Lexington Avenue site.

      Income from partially-owned entities was $82,310 in the year ended December 31, 1999, compared to $32,025 in the prior year, an increase of $50,285. This increase by segment resulted from:

                                                                                                   Temperature
                                    Date of                                        Merchandise     Controlled
                                   Acquisition      Total      Office     Retail       Mart         Logistics        Other
                                   -----------      -----      ------     ------    -----------    -----------       -----
Acquisitions:
  CESCR.......................  March 1999        $14,063   $ 14,063       $ --       $      --    $     --      $      --
  Newkirk Joint Ventures......  July 98/Mar. 99    16,510         --         --              --          --         16,510
  Las Catalinas...............  November 1998         680         --        680              --          --             --
  Temperature Controlled
     Logistics................  June/July 1998      8,423         --         --              --       8,423             --
  Merchandise Mart
     Management Company.......  April 1998           (207)        --         --            (207)         --             --
                                                  -------   --------       ----        --------     -------        -------
                                                   39,469     14,063        680            (207)      8,423         16,510
Increase (decrease) in equity
    in income:
    Temperature Controlled
      Logistics...............                     12,528         --         --              --      12,528(1)          --
    Hotel Pennsylvania........                      1,417         --         --              --          --          1,417(2)
    Partially-owned
      office buildings                             (1,533)    (1,533)(3)     --              --          --             --
    Other.....................                     (1,596)    (4,329)        --           2,176         580            (23)
                                                  -------   --------       ----       ---------      ------        -------
                                                  $50,285   $  8,201       $680       $   1,969      21,531      $  17,904
                                                  =======   ========       ====       =========      ======        =======

(1) Primarily reflects equity interest in lease payments (March 12, 1999-December 31, 1999) and equity interest in the operations (January 1, 1999-March 12, 1999) for 1999 in excess of equity in the operations of such companies in 1998.

(2) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999, and accordingly consolidated.

(3) Reflects the elimination of the Company's equity in income of Two Park Avenue which was wholly-owned as of November 17, 1998 and accordingly consolidated.

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $18,359 for the year ended December 31, 1999, compared to $24,074 in the prior year, a decrease of $5,715. This decrease resulted primarily from lower average investments.

      Interest and debt expense was $141,683 for the year ended December 31, 1999, compared to $114,686 in the prior year, an increase of $26,997. This increase resulted primarily from debt in connection with acquisitions.

      Minority interest was $54,998 for the year ended December 31, 1999, compared to $16,183 for the prior year, an increase of $38,815. This increase is primarily due to higher income.

      Preferred stock dividends were $33,438 for the year ended December 31, 1999, compared to $21,690 in the prior year, an increase of $11,748. The increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred Shares in March 1999 and Series C Cumulative Redeemable Preferred Shares in May 1999.

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

                                                                                           Temperature
                                                                             Merchandise    Controlled
                                           Total      Office      Retail        Mart        Logistics      Other
                                          -------    --------    --------   ------------   -----------    -------
    Year ended December 31, 1997        $150,426    $ 56,678     $ 86,509     $       --      $11,758     $(4,519)(1)
    1998 Operations:
         Same store operations(2)         32,502       4,279        4,382             --          411       23,430(1)
         Acquisitions                    244,160      97,682       21,124         39,447       71,552       14,355
                                         -------     -------     --------     ----------      -------     --------
    Year ended December 31, 1998         427,088     158,639     $112,015     $   39,447      $83,721     $ 33,266
                                         =======     =======     ========     ==========      =======     ========
         % increase in same
           store operations             $    5.5%   $    7.5%         5.1%         *              3.5%      2.8%(1)

                *   not applicable

----------------------

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

   Revenues

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $509,860 in the year ended December 31, 1998, compared to $209,131 in the prior year, an increase of $300,729. These increases by segment resulted from:

                                      Date of                                               Merchandise
                                    Acquisition         Total       Office        Retail       Mart          Other
                                    -------------      -------     --------      --------  -------------    -------
Property Rentals:
Acquisitions:
     Mendik RELP                    December 1998   $    4,126   $     4,126  $       --   $       --     $     --
     20 Broad Street                August 1998          4,399         4,399          --           --           --
     689 Fifth Avenue               August 1998          1,333         1,333          --           --           --
     770 Broadway                   July 1998            5,713         5,713          --           --           --
     40 Fulton Street               June 1998            3,561         3,561          --           --           --
     Merchandise Mart
       Properties                   April 1998          82,509            --          --       82,509           --
     150 E. 58th Street             March 1998          13,021        13,021          --           --           --
     One Penn Plaza                 February 1998       53,991        53,991          --           --           --
     Westport                       January 1998         2,355         2,355          --           --           --
     Green Acres Mall               December 1997       22,449            --      22,449           --           --
     640 Fifth Avenue               December 1997        5,312         5,312          --           --           --
     90 Park Avenue                 May 1997             9,251         9,251          --           --           --
     Mendik                         April 1997          25,313        25,313          --           --           --
     Montehiedra Shopping Center    April 1997           2,935            --       2,935           --           --
                                                   -----------   -----------  ----------   ----------     --------
                                                       236,268       128,375      25,384       82,509           --
Leasing activity                                        20,907        16,508       4,106           --          293
                                                   -----------   -----------  ----------   ----------     --------
Total increase in property rentals                     257,175       144,883      29,490       82,509          293
                                                   -----------   -----------  ----------   ----------     --------
Tenant expense reimbursements:
Increase in tenant expense
     reimbursements due to
     acquisitions                                       34,526        16,112      15,759        2,655           --
Other                                                    3,559         2,292       1,373           --         (106)
                                                   -----------   -----------  ----------   ----------     --------
Total increase in tenant expense
     reimbursements                                     38,085        18,404      17,132        2,655         (106)
                                                   -----------   -----------  ----------   ----------     --------
Other income                                             5,469         3,366         234        1,357          512
                                                   -----------   -----------  ----------   ----------     --------
Total increase in revenues                          $  300,729   $   166,653  $   46,856   $   86,521     $    699
                                                   ===========   ===========  ==========   ==========     ========

Expenses

     The Company's expenses were $295,008 in the year ended December 31, 1998, compared to $134,225 in the prior year, an increase of $160,783. These increases by segment resulted from:

                                                                                        Merchandise
                                          Total          Office           Retail           Mart           Other
                                         -------        --------         --------       -----------      -------
      Operating:
          Acquisitions                  $121,297       $ 67,545          $15,339         $38,413        $      --
          Same store operations           11,129          5,751            5,185              --              193
                                        --------       --------          -------         -------        ---------
                                         132,426         73,296           20,524          38,413              193
                                        --------       --------          -------         -------        ---------
      Depreciation and
          amortization:
          Acquisitions                    35,586         22,630            3,057           9,899               --
          Same store operations              658             47              549              --               62
                                        --------       --------          -------         -------        ---------
                                          36,244         22,677            3,606           9,899               62
                                        --------       --------          -------         -------        ---------
      General and administrative:         15,030(2)       5,414               --(1)        2,449            7,167(1)
                                        --------       --------          -------         -------        ---------
      Amortization of
          officer's deferred
          compensation expense           (22,917)            --               --              --          (22,917)(3)
                                        --------       --------          -------         -------        ---------
                                        $160,783       $101,387          $24,130         $50,761        $ (15,495)
                                        ========       ========          =======         =======        =========

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

     Income applicable to Alexander's (loan interest income, equity in income
(loss) and depreciation) was $3,123 in the year ended December 31, 1998, compared to $7,873 in the prior year, a decrease of $4,750. This decrease resulted primarily from (i) the Company's equity in the 1998 write-off of the carrying value of Alexander's Lexington Avenue building of $4,423, partially offset by (ii) income from the commencement of leases at Alexander's Rego Park and Kings Plaza store properties and (iii) income from Alexander's acquisition of the remaining 50% interest in the Kings Plaza Mall.

     Income from partially-owned entities was $32,025 in the year ended December 31, 1998, compared to $4,658 in the prior year, an increase of $27,367. This increase by segment resulted from:

                                                                                                  Temperature
                                     Date of                                        Merchandise    Controlled
Acquisitions:                      Acquisition        Total    Office    Retail       Mart         Logistics      Other
                                  -------------      -------  --------  --------   ------------- -------------   -------
  Temperature Controlled
     Logistics:
      Americold and URS         October 1997        $ 7,137    $    --    $   --   $      --       $  7,137      $    --
      Freezer Services          June 1998             3,218         --        --          --          3,218           --
      Carmar Group              July 1998             2,960         --        --          --          2,960           --
    Charles E. Smith
      Commercial Realty L.P.    October 1997          4,669      4,669        --          --             --           --
    Hotel Pennsylvania          September 1997        2,623         --        --          --             --        2,623
    Newkirk Joint Ventures      July 1998             3,412         --        --          --             --        3,412
    Partially-owned
      office buildings          April 1997            2,852      2,852        --          --             --           --
    Merchandise Mart
      Management Company        April 1998           (1,969)        --        --      (1,969)            --           --
    Las Catalinas               November 1998           258         --       258          --             --           --
Other                                                 2,207      2,318        --          --            156         (267)
                                                    -------    -------    ------   ---------       --------      -------
                                                    $27,367    $ 9,839    $  258   $  (1,969)      $ 13,471      $ 5,768
                                                    =======    =======    ======   =========       ========      =======

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

      The minority interest is comprised of:

                                                                             Year Ended December 31,
                                                                      ------------------------------------
                                                                            1998                 1997*
                                                                      --------------          ------------
           Equity in income to unit
               holders in the Operating Partnership...............    $       15,532          $      7,293

           40% interest in 20 Broad Street........................               651                    --
                                                                      --------------          ------------
                                                                      $       16,183          $      7,293
                                                                      ==============          ============


          *  For the period from April 15, 1997 to December 31, 1997

      The preferred stock dividends of $21,690 for the year ended December 31, 1998 and $15,549 for the period from April 15, 1997 to December 31, 1997 apply to the Company's $3.25 Series A Convertible Preferred Shares issued in April and December 1997 and include accretion of expenses of issuing them.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

   Year Ended December  31, 1999

      Cash flows provided by operating activities of $176,895 were comprised of
(i) net income of $202,519 and (ii) adjustments for non-cash items of $22,140 , offset by (iii) the net change in operating assets and liabilities of $50,907 (primarily prepaid expenses). The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $83,585 and (ii) minority interest of $54,998 , partially offset by (iii) the effect of straight-lining of rental income of $29,587 and (iv) equity in income of partially-owned entities of $82,310.

      Net cash used in investing activities of $494,204 was primarily comprised of (i) capital expenditures of $153,591 (see detail below), (ii) investment in mortgage loans receivable of $59,787 (including $41,200 loan to CAPI and $18,587 loan to Vornado Operating Company), (iii) acquisitions of real estate of $224,654 (see detail below) and (iv) investments in partially-owned entities of $118,409 (see detail below), partially offset by (v) the use of cash restricted for tenant improvements of $13,624, (vi) proceeds from the sale of Temperature Controlled Logistics assets of $22,769 and (vii) proceeds from the repayment of mortgage loans receivable of $14,000 (Vornado Operating Company).

      Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                            Debt     Value of Units
(in 000's)                                                  Cash          Assumed        Issued       Assets Acquired
                                                         ----------      ----------    -----------    ---------------
Real Estate:
    595 Madison Avenue Office Building................   $  125,000      $       --    $        --      $     125,000
    909 Third Avenue Office Building..................       12,400         109,000          1,600            123,000
    888 Seventh Avenue Office Building................       45,000          55,000             --            100,000(1)
    GreenPoint leasehold interest.....................       37,300              --             --             37,300
    Other.............................................        4,954              --             --              4,954
                                                         ----------      ----------    -----------      -------------
                                                         $  224,654      $  164,000    $     1,600      $     390,254
                                                         ==========      ==========    ===========      =============
Investments in Partially Owned Entities:
    Charles E. Smith Commercial Realty L.P.:
      Increase in investment to 34%...................   $       --      $       --    $   242,000      $     242,000
      Reacquired units from Vornado Operating
        Company.......................................       13,200              --             --             13,200
      Crystal City hotel land.........................           --              --          8,000              8,000
    Additional investment in Newkirk Joint Ventures...       16,420              --         50,500             66,920
    Hotel Pennsylvania - increase in investment
      to 100%.........................................       18,000          24,000             --             42,000
    Alexander's - increase in investment to 32%.......        8,956              --             --              8,956
    Loan to Alexander's ..............................       50,000              --             --             50,000
    Loan to Temperature Controlled Logistics..........        9,000              --             --              9,000
    Other.............................................        2,833              --             --              2,833
                                                         ----------      ----------    -----------      -------------
                                                         $  118,409      $   24,000    $   300,500      $     442,909
                                                         ==========      ==========    ===========      =============

(1) Total consideration for 888 Seventh Avenue was $117,000 of which $17,000 was expended in 1998.

Capital expenditures were comprised of:

                                                                   New York
                                                                     City                        Merchandise
                                                  Total             Office       Retail             Mart           Other
                                                 -------          ---------     --------        -------------     -------
Expenditures to maintain the assets.......       $  27,251          $ 13,176      $1,945         $     8,221      $ 3,909
Tenant allowances.........................          40,242            20,890         927              18,384           41
Acquisition and Redevelopment expenditures          86,098            52,288(1)   19,281              14,529           --
                                                 ---------          ------        ------         -----------      -------
                                                 $ 153,591          $ 86,354      $22,153        $    41,134      $ 3,950
                                                 =========          ========      =======        ===========      =======

(1) Includes $27,544 to buyout the tenant's lease on 28,000 square feet of office space at 640 Fifth Avenue, thereby permitting re-leasing for retail use and $24,744 for the refurbishment of 770 Broadway.

      Net cash provided by financing activities of $262,131 was primarily comprised of (i) proceeds from issuance of preferred shares of $192,953, (ii) proceeds from issuance of preferred units of $525,013 and (iii) proceeds from borrowings of $455,000 partially offset by, (iv) repayments of borrowings of $668,957, (v) dividends paid on common shares of $153,223, (vi) dividends paid on preferred shares of $30,563 , and (vii) distributions to minority partners of $52,491.

     Years Ended December 31, 1998

      Cash flows provided by operating activities of $189,406 were primarily comprised of (i) income of $143,205 (net income of $152,854 less net gain from insurance settlement and condemnation proceeding of $9,649), (ii) adjustments for non-cash items of $27,657, and (iii) the net change in operating assets and liabilities of $18,544. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $59,227 and (ii) minority interest of $16,183, partially offset by (iii) the effect of straight-lining of rental income of $17,561 and (iv) equity in net income of partially-owned entities of $32,025.

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

      Acquisitions of real estate and investments in partially-owned entities were comprised of:

                                                                                          Value of
                                                                                         shares or
                                                            Cash           Debt        Units Issued   Assets Acquired
                                                         ----------      ----------    ------------   ---------------
Real Estate:
    Merchandise Mart Properties                          $  187,000      $  327,000     $   116,000     $     630,000
    One Penn Plaza Office Building                          317,000          93,000              --           410,000
    770 Broadway Office Building                            131,000              --          18,000           149,000
    150 East 58th Street Office Building                    118,000              --              --           118,000
    40 Fulton Street Office Building                         38,000              --              --            38,000
    888 Seventh Avenue Office Building                       17,000              --              --            17,000(1)
    689 Fifth Avenue Office Building                         33,000              --              --            33,000
    Mendik RELP Properties                                   31,000          46,000          29,000           106,000
    Market Square Complex                                    11,000          60,000          44,000           115,000
    Other                                                    13,800              --              --            13,800
                                                         ----------      ----------     -----------     -------------
                                                         $  896,800      $  526,000     $   207,000     $   1,629,800
                                                         ==========      ==========     ===========     =============
Investments in Partially-Owned Entities:
    Hotel Pennsylvania (acquisition of additional
      40% interest increasing ownership to 80%)          $   22,000      $   48,000     $        --     $      70,000
    570 Lexington Avenue Office Building
      (increased interest from 5.6% to
      approximately 50%)                                     32,300           4,900              --            37,200
    Acquisition of Freezer Services, Inc. (60%
      interest)                                              58,000          16,000           6,000            80,000
    Reduction in Temperature Controlled Logistics
      Companies debt (60% interest)                          44,000              --              --            44,000
    Acquisition of Carmar Group (60% interest)               86,400           8,400              --            94,800
    Investment in Newkirk Joint Ventures                     56,000              --              --            56,000
    Las Catalinas Mall (50% interest)                            --          38,000              --            38,000
    Other                                                     9,300              --              --             9,300
                                                         ----------      ----------     -----------     -------------
                                                         $  308,000      $  115,300     $     6,000     $     429,300
                                                         ==========      ==========     ===========     =============

(1) Acquisition was completed in 1999 for a total of $117,000.

Capital expenditures were comprised of:

                                                                            New York
                                                                            City                     Merchandise
                                                            Total           Office       Retail        Mart        Other
                                                         -----------------------------------------------------------------
    Expenditures to maintain the assets...............   $   14,460      $    4,975     $ 3,138     $     5,273   $  1,074
    Tenant allowances and leasing commissions..........      53,625          46,187       2,397           5,041         --
                                                         ----------      ----------     -------     -----------   --------
                                                         $   68,085      $   51,162     $ 5,535     $    10,314   $  1,074
                                                         ==========      ==========     =======     ===========   ========

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

   Year Ended December 31, 1997

      Cash flows provided by operating activities of $115,473 were comprised of
(i) net income of $61,023, (ii) adjustments for non-cash items of $39,723 and
(iii) the net change in operating assets and liabilities of $14,727. The adjustments for non-cash items are primarily comprised of (i) amortization of deferred officer's compensation expense of $22,917 and (ii) depreciation and amortization of $24,460.

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

      Acquisitions of real estate and investments in mortgage loans receivable are comprised of:

                                                                                            Value of
                                                                                             Shares
                                                                                               or
                                                                                Debt          Units
                                                                  Cash        Assumed        Issued      Assets Acquired
                                                                 ------      ---------     ----------   -----------------
Real Estate:
    Mendik Transaction....................................     $ 263,790     $ 215,279     $ 177,000       $   656,069
    60% interest in Temperature Controlled Logistics
      Companies...........................................       243,846       376,800            --           620,646
    Green Acres Mall......................................            --       125,000       102,015           227,015
    90 Park Avenue office building........................       185,000            --            --           185,000
    Montehiedra shopping center...........................        11,000        63,000            --            74,000
    40% interest in Hotel Pennsylvania....................        17,487        48,000            --            65,487
    640 Fifth Ave. office building........................        64,000            --            --            64,000
    15% interest in Charles E. Smith Commercial
      Realty L.P..........................................        60,000            --            --            60,000
    Riese properties......................................        26,000            --            --            26,000
    1135 Third Avenue and other...........................        16,300            --            --            16,300
                                                               ---------     ---------    ----------       -----------
                                                                 887,423       828,079       279,015         1,994,517
                                                               ---------     ---------     ---------       -----------
Mortgage loans receivable:
    Riese properties......................................        41,649            --            --            41,649
    20 Broad Street.......................................        27,000            --            --            27,000
    909 Third Ave. and other, net.........................         3,014            --            --             3,014
                                                               ---------     ---------     ---------       -----------
                                                                  71,663            --            --            71,663
                                                               ---------     ---------     ---------       -----------
Total Acquisitions........................................     $ 959,086     $ 828,079     $ 279,015       $ 2,066,180
                                                               =========     =========     =========       ===========

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

   Funds from Operations for the Years Ended December 31, 1999 and 1998

      Funds from operations were $293,773 in the year ended December 31, 1999, compared to $218,899 in the prior year, an increase of $74,874. The following table reconciles funds from operations and net income:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                             -------------------------
                                                                                               1999             1998
                                                                                             -------------------------
       Net income applicable to common shares...........................................    $169,081       $  131,164
       Depreciation and amortization of real property...................................      82,216           58,277
       Straight-lining of property rentals for rent escalations.........................     (22,881)         (14,531)
       Leasing fees received in excess of income recognized.............................       1,705            1,339
       Net gain from insurance settlement and condemnation proceedings..................          --           (9,649)
       (Depreciation) appreciation of securities held in officer's deferred
           compensation trust...........................................................        (340)             340
       Gain on sale of securities available for sale....................................        (383)            (898)
       Proportionate share of adjustments to equity in income of
           partially-owned entities to arrive at funds from operations..................      57,127           56,848
       Minority interest in excess of preferential distributions........................      (9,020)          (3,991)
                                                                                            --------       ----------
                                                                                             277,505          218,899
       Dilutive effect of Series A Preferred Stock dividends............................      16,268               --
                                                                                            --------       ----------
       Funds from operations............................................................    $293,773       $  218,899
                                                                                            ========       ==========

      The number of shares that should be used for determining funds from operations per share is as follows:

                                                                Year Ended December 31,
                                                          -----------------------------------------
                                                                1999              1998
                                                          -----------------------------------------
                Weighted average shares................          85,666            80,724
                Effect of dilutive securities:
                     Employee stock options............           1,621             1,932
                     Series A preferred shares.........           6,015                --
                                                               --------          --------
                Denominator for diluted funds from
                     operations per share - adjusted
                     weighted average shares and
                     assumed conversions...............          93,302            82,656
                                                               ========          ========

      Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures reported by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by the National Association of Real Estate Investment Trusts ("NAREIT"). Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above have been modified from this definition to adjust for (i) the effect of straight-lining of property rentals for rent escalations and leasing fee income,
(ii) the reversal of income taxes (benefit for the year ended December 31, 1999) which is considered non-recurring because of the expected conversion of Temperature Controlled Logistics Companies to REITs, (iii) the addback of Temperature Controlled Logistics non-recurring unification costs, and (iv) the exclusion of a $2,700 reduction in interest expense in 1999 resulting from the amortization of the excess of fair value of Newkirk Joint Venture limited partnership's debt over its face amount at date of acquisition.

         Below are the cash flows provided by (used in) operating, investing and financing activities:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------
                                                                                         1999                1998
                                                                                    ---------------    ----------------
           Operating activities.................................................    $       176,895    $        189,406
                                                                                    ===============    ================
           Investing activities.................................................    $      (494,204)   $     (1,257,367)
                                                                                    ===============    ================
           Financing activities.................................................    $       262,131    $        879,815
                                                                                    ===============    ================

   Certain Cash Requirements

      In January 2000, the Company completed approximately $36,000 of real estate acquisitions, of which $17,640 was indebtedness.

      The Company has budgeted approximately $91,000 for capital expenditures (excluding acquisitions) over the next year as follows:

                                                                                                       Temperature
                                                                                       Merchandise      Controlled
                                                   Total      Office       Retail         Mart          Logistics        Other
                                                  -------    --------     --------   ---------------  -------------     -------
Expenditures to maintain the assets             $  42,000   $   16,400      $2,800     $  11,700          $ 3,000(1)   $  8,100
Tenant allowances                                  49,000       40,500         900         7,600               --            --
                                                ---------   ----------     -------     ---------          -------      --------

                                                $  91,000   $   56,900      $3,700     $  19,300          $ 3,000      $  8,100
                                                =========   ==========      ======     =========          =======      ========

 (1) Represents the Company's 60% share of the Vornado/Crescent Partnership's obligation to fund up to $5,000 of capital expenditures per annum.

      In addition to the above, the Company has budgeted approximately $18,000 of leasing commissions.

      Tenant allowances and leasing commissions for the New York City Office properties approximate $18.00 per square foot for renewal space and $50.00 per square foot for vacant space. Historically, approximately two-thirds of existing tenants renew their leases.

      In addition to the capital expenditures reflected above, the Company is currently engaged in or considering certain multi-year development and redevelopment projects for which it has budgeted approximately $278.7 million to be expended as outlined in the "Development and Redevelopment Projects" section of Item 1--Business. The $278.7 million does not include amounts for other projects which are also included in the "Development and Redevelopment Projects" section of Item 1 -Business, as no budgets for them have been finalized. There can be no assurance that any of the above projects will be ultimately completed, completed on time or completed for the budgeted amount.

      No cash requirements have been budgeted for the capital expenditures and amortization of debt of CESCR, Newkirk or Alexander's, which are partially owned by the Company. These investees are expected to fund their own cash requirements. Alexander's is not expected to distribute any cash to the Company in 2000. In 2000, the Company expects to receive at a minimum, preferred distributions from CESCR of approximately $14.4 million (7,679,365 preferred units at $1.87 per unit) and common distributions of approximately $3.85 million (2,500,000 common units at $1.54 per unit - current dividend rate). The minimum preferred distribution rate increases by .25% each year for the next three years.

      On March 12, 1999 the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Temperature Controlled Logistics Companies encompassing the operations of the Temperature Controlled Logistics business for approximately $48,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc.

      On March 1, 2000, the Company sold three shopping centers located in Texas for approximately $25,750 resulting in a gain of $4,400.

Financing Activities

CORPORATE

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

      On May 17, 1999, the Company completed the sale of 4 million 8.5% Series C Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $96,900. Additionally on May 19, 1999, 600,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $14,500. The perpetual preferred shares may be called without penalty at the option of the Company commencing on May 17, 2004.

      On May 27, 1999, the Company sold an aggregate of $27,500 of 8.375% Series D-2 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $26,780. The perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 27, 2004.

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

      On November 24, 1999, the Company sold an aggregate of $187,000 of 8.25% Series D-5 Cumulative Redeemable Preferred Units in the Operating Partnership to institutional investors in a private placement, resulting in net proceeds of approximately $181,900. The Perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on November 24, 2004.

      On March 1, 2000 the Company completed a $500,000 private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000. In connection therewith, the Company repaid $228,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000 outstanding under its revolving credit facility.

OFFICE

      On February 16, 1999, the Company completed a $165,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000 debt on the property. The new 5-year debt matures in February 2004 and bears interest at 7.08%.

      On March 1, 2000, the Company completed a $90,000 refinancing of its Two Park Avenue office building. The Company received proceeds of $65,000 and repaid the then existing debt in the same amount on the property. The Company expects to receive the remaining $25,000 prior to June 30, 2000 upon satisfying certain closing conditions. The new 3-year debt matures on February 28, 2003 and bears interest at Libor + 1.45% (7.39% at March 1, 2000).

MERCHANDISE MART

      On July 8, 1999, the Company completed a $70,000 mortgage financing of its 350 North Orleans property in Chicago. The Company received proceeds of $40,000 and is expected to receive the remaining $30,000 during the next year upon meeting certain debt service coverage requirements. The new 3-year debt matures in June 2002 and bears interest at LIBOR + 1.65% (8.13% at December 31, 1999).

      On September 21, 1999, the Company completed a $250,000 mortgage refinancing of its Merchandise Mart property in Chicago of which $50,000 is further secured by a letter of credit. The new 5-year debt matures in September 2004 and bears interest at LIBOR +1.50% (7.97% at December 31, 1999). The letter of credit will be reduced over the term of the loan as cash flow increases. The Company bought an interest rate cap, capping the interest rate in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap to a third party on the same terms as the cap the Company purchased.

      The Company has an effective shelf registration under which it can offer an aggregate of approximately $1.4 billion of equity securities and an aggregate of $1.0 billion of debt securities.

      The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions will require funding from borrowings or equity offerings.

ACQUISITION ACTIVITY

      As a result of acquisitions, the book value of the Company's assets have grown from $4,425,779 at December 31, 1998 to $5,479,218 at December 31, 1999.

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

YEAR 2000 ISSUES

      To date, there have been no material adverse effects to the Company's financial condition or results of operations as a result of Year 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 provides clarification in applying generally accepted accounting principles to revenue recognition in financial statements including contingent rentals under leases. The Company does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At December 31, 1999, the Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt is as follows:


          (amounts in thousands except per share amounts)

                                                                      Weighted        Effect of 1%
                                                                       Average        Increase In
                                                    Balance         Interest Rate      Base Rates
                                                   ---------       ---------------   --------------
          Wholly-owned debt:
                 Variable rate..................  $  1,227,407              7.59%    $     12,274
                 Fixed rate.....................       821,397              7.02%              --
                                                     ---------                       ------------
                                                  $  2,048,804                             12,274
                                                     =========                       ------------
          Partially-owned debt:
                 Variable rate..................  $     85,380              8.02%             854
                 Fixed rate.....................     1,109,185              7.72%              --
                                                     ---------                       ------------
                                                  $  1,194,565                                854
                                                     =========                       ------------
          Minority interest.....................                                           (1,838)
                                                                                     ------------
          Total decrease in the
            Company's annual net income.........                                     $     11,290
                                                                                     ============
               Per share-diluted................                                     $        .13
                                                                                     ============

      After giving effect to the Company's $500,000,000 financing completed on March 1, 2000, and the use of a portion of the proceeds to repay approximately $262,000,000 of the amount outstanding under its revolving credit facility, the Company's total variable rate debt is $1,050,477,000. The effect of a 1% increase on base rates would result in a total decrease in the Company's annual net income of $9,034,000 or $.10 per share diluted.

      The fair value of the Company's debt at December 31, 1999, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt approximates its carrying value.

      In July 1998, the Company entered into an interest rate cap agreement to reduce the impact of changes in interest rates on its $275,000,000 One Penn Plaza loan. The agreement caps the Company's interest rate in the event that LIBOR increases above 8.5% through January 20, 2000 and 9% thereafter, until the termination date of the cap agreement on July 30, 2001 (the debt matures in June
2002). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate cap agreement. However, the Company does not anticipate nonperformance by the counterparty. The fair value of the interest rate cap agreement at December 31, 1999 approximates its cost.

         On September 21, 1999, the Company bought an interest rate cap, capping the interest rate on its 250,000,000 Merchandise Mart loan in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap to a third party on the same terms as the cap the Company purchased.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                                 ----
Independent Auditors' Report..................................................................................    67
Consolidated Balance Sheets at December 31, 1999 and 1998.....................................................    68
Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997........................    69
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997..........    70
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997....................    72
Notes to Consolidated Financial Statements.....................................................................   73

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Trustees
Vornado Realty Trust
Saddle Brook, New Jersey

      We have audited the accompanying consolidated balance sheets of Vornado Realty Trust as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 7, 2000

                              VORNADO REALTY TRUST

                          CONSOLIDATED BALANCE SHEETS

                                                                                                      DECEMBER 31,
                                                                                              ------------------------------
                                                                                                  1999             1998
                                                                                              ------------    --------------
(amounts in thousands except share amounts)

                                          ASSETS
Real estate, at cost:
   Land .........................................................................             $   826,477     $   743,324
   Buildings and improvements....................................................               3,080,174       2,561,383
   Leasehold improvements and equipment..........................................                  14,856          11,184
                                                                                              -----------     -----------
        Total....................................................................               3,921,507       3,315,891
   Less accumulated depreciation and amortization................................                (308,542)       (226,816)
                                                                                              -----------     -----------
        Real estate, net.........................................................               3,612,965       3,089,075
Cash and cash equivalents, including U.S. government obligations under
   repurchase agreements of $43,675 and $56,500..................................                 112,630         167,808
Escrow deposits and restricted cash..............................................                  30,571          44,195
Marketable securities............................................................                 106,503          77,156
Investments and advances to partially-owned entities, including
   Alexander's of $159,148 and $104,038..........................................               1,315,387         827,840
Due from officers................................................................                  16,190          17,165
Accounts receivable, net of allowance for doubtful accounts
   of $7,292 and $3,044..........................................................                  36,408          35,517
Notes and mortgage loans receivable..............................................                  49,719          10,683
Receivable arising from the straight-lining of rents.............................                  79,298          49,711
Deposits in connection with real estate acquisitions.............................                   8,128          22,947
Other assets.....................................................................                 111,419          83,682
                                                                                              -----------     -----------
                                                                                              $ 5,479,218     $ 4,425,779
                                                                                              ===========     ===========
                           LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable......................................................             $ 1,681,804     $ 1,363,750
Revolving credit facility........................................................                 367,000         687,250
Accounts payable and accrued expenses............................................                 107,036         109,925
Officer's compensation payable...................................................                  34,996          35,628
Deferred leasing fee income......................................................                   8,349          10,051
Other liabilities................................................................                   2,634           3,196
                                                                                              -----------     -----------
   Total liabilities.............................................................               2,201,819       2,209,800
                                                                                              -----------     -----------
Minority interest of unitholders in the Operating Partnership....................               1,222,031         433,301
                                                                                              -----------     -----------
Commitments and contingencies
Shareholders' equity:
   Preferred shares of beneficial interest:
     no par value per share; authorized, 45,000,000 shares;
     Series A:  liquidation preference $50.00 per share; issued 5,789,239 shares.                 285,632         282,758
     Series B:  liquidation preference $25.00 per share; issued 3,400,000 shares.                  81,805              --
     Series C:  liquidation preference $25.00 per share; issued 4,600,000 shares.                 111,148              --
   Common shares of beneficial interest: $.04 par value per share; authorized,
    125,000,000 shares; issued and outstanding, 86,335,741 and 85,076,542 shares.                   3,453           3,403
   Additional capital............................................................               1,696,557       1,653,208
   Accumulated deficit...........................................................                (116,979)       (132,837)
                                                                                              -----------     -----------
                                                                                                2,061,616       1,806,532
   Accumulated other comprehensive loss..........................................                  (1,448)        (18,957)
   Due from officers for purchase of common shares of beneficial interest........                  (4,800)         (4,897)
                                                                                            -------------     -----------
        Total shareholders' equity...............................................               2,055,368       1,782,678
                                                                                              -----------     -----------
                                                                                              $ 5,479,218     $ 4,425,779
                                                                                              ===========     ===========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                  ----------------------------------------
                                                                                     1999           1998            1997
                                                                                  ----------------------------------------
(amounts in thousands except per share amounts)

Revenues:
    Property rentals.........................................................     $ 590,814       $ 425,496      $ 168,321
    Expense reimbursements...................................................        90,246          74,737         36,652
    Other income (including fee income from
        related parties of $1,857, $2,327 and $1,752.........................        15,898           9,627          4,158
                                                                                  ---------       ---------      ---------
Total revenues...............................................................       696,958         509,860        209,131
                                                                                  ---------       ---------      ---------
Expenses:
    Operating................................................................       282,118         207,171         74,745
    Depreciation and amortization............................................        83,585          59,227         22,983
    General and administrative...............................................        40,151          28,610         13,580
    Amortization of officer's deferred compensation expense..................            --              --         22,917
                                                                                  ---------       ---------      ---------
Total expenses...............................................................       405,854         295,008        134,225
                                                                                  ---------       ---------    -----------
Operating income.............................................................       291,104         214,852         74,906
Income applicable to Alexander's.............................................         7,427           3,123          7,873
Income from partially-owned entities.........................................        82,310          32,025          4,658
Interest and other investment income.........................................        18,359          24,074         23,767
Interest and debt expense....................................................      (141,683)       (114,686)       (42,888)
Net gain from insurance settlement and
    condemnation proceeding..................................................            --           9,649             --
Minority interest............................................................       (54,998)        (16,183)        (7,293)
                                                                                  ---------       ---------      ---------
Net income...................................................................       202,519         152,854         61,023
Preferred stock dividends (including accretion of issuance
    expenses of $2,874 in 1999 and 1998 and $1,918 in 1997)                         (33,438)        (21,690)       (15,549)
                                                                                  ---------       ---------      ---------
NET INCOME applicable to common shares.......................................     $ 169,081       $ 131,164      $  45,474
                                                                                  =========       =========      =========
NET INCOME PER COMMON SHARE-BASIC............................................     $    1.97       $    1.62      $     .83
                                                                                  =========       =========      =========
NET INCOME PER COMMON SHARE-DILUTED..........................................     $    1.94       $    1.59      $     .79
                                                                                  =========       =========      =========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   PREFERRED   COMMON  ADDITIONAL   ACCUMULATED
                                    SHARES     SHARES  CAPITAL       DEFICIT
                                   ---------   ------  ----------   -----------
(amounts in thousands except
 share amounts)
BALANCE, JANUARY 1, 1997.........        --    $ 1,044  $358,874    $  (77,574)

Net income.......................        --         --        --        61,023
Dividends paid on preferred
   shares ($2.37 per share)......        --         --        --       (15,549)
Net proceeds from issuance of
   preferred shares (including
   accretion of $1,918)..........  $277,918         --        --            --
Two-for-one common share split...        --      1,044    (1,044)           --
Net proceeds from issuance of
   common shares.................        --        644   688,028            --
Shares issued in connection with
   Arbor acquisition.............     1,966        117    99,932            --
Dividends paid on common shares
   ($1.36 per share).............        --         --        --       (77,461)
Common shares issued in
   connection with an employment
   agreement and employees'
   share plans...................        --         38       595            --
Change in unrealized gains
   on securities available for
   sale..........................        --         --        --            --
Forgiveness of amount due from
   officers......................        --         --        --            --
                                    -------    -------  --------    ----------

BALANCE, DECEMBER 31, 1997.......   279,884      2,887  1,146,385     (109,561)

Net Income.......................        --         --        --       152,854
Dividends paid on Series A
   Preferred Shares
   ($3.25 per share).............        --         --        --       (21,690)
Dividends paid on common shares
   ($1.64 per share).............        --         --        --      (131,110)
Net proceeds from issuance
   of common shares..............        --        445   444,118            --
Common shares issued in
   connection with Mendik RELP
   properties acquisition........        --         34    29,029            --
Common shares issued under
   employees' share plan.........        --          2       907            --
Conversion of units to common
   shares........................        --         35    32,745            --
Capital contribution to
   Vornado Operating Company.....        --         --        --       (23,330)
Accretion of issuance expenses
   on preferred shares...........     2,874         --        --            --
Common shares issued in
   connection with dividend
   reinvestment plan.............        --         --        24            --
Change in unrealized losses
   on securities available for
   sale..........................        --         --        --            --
Appreciation of securities held
   in officer's deferred
   compensation trust............        --         --        --            --
Pension obligations..............        --         --        --            --
Forgiveness of amount due
   from officers.................        --         --        --            --
                                    -------    -------  ---------   ----------
BALANCE, DECEMBER 31, 1998          $282,758   $ 3,403  $1,653,208  $ (132,837)
                                    ========   =======  ==========  ===========


                                    ACCUMULATED
                                       OTHER         DUE
                                   COMPREHENSIVE     FROM    SHAREHOLDERS'  COMPREHENSIVE
                                       LOSS       OFFICERS     EQUITY          INCOME
                                   -------------  ---------  -------------  -------------
(amounts in thousands except
 share amounts)
BALANCE, JANUARY 1, 1997.........  $    (998)     $(5,089)    $ 276,257     $      --
                                                                            =========
Net income.......................         --           --        61,023     $  61,023
Dividends paid on preferred
   shares ($2.37 per share)......         --           --       (15,549)           --
Net proceeds from issuance of
   preferred shares (including
   accretion of $1,918)..........         --           --       277,918            --
Two-for-one common share split...         --           --            --            --
Net proceeds from issuance of
   common shares.................         --           --       688,672            --
Shares issued in connection with
   Arbor acquisition.............         --           --       102,015            --
Dividends paid on common shares
   ($1.36 per share).............         --           --       (77,461)           --
Common shares issued in
   connection with an employment
   agreement and employees'
   share plans...................         --           --           633            --
Change in unrealized gains
   on securities available for
   sale..........................        158           --           158           158
Forgiveness of amount due from
   officers......................         --           96            96            --
                                   ---------      -------     ---------     ---------

BALANCE, DECEMBER 31, 1997.......       (840)      (4,993)    1,313,762     $  61,181
                                                                            =========
Net Income.......................         --           --       152,854     $ 152,854
Dividends paid on Series A
   Preferred Shares
   ($3.25 per share).............         --           --       (21,690)           --
Dividends paid on common shares
   ($1.64 per share).............         --           --      (131,110)           --
Net proceeds from issuance
   of common shares..............         --           --       444,563            --
Common shares issued in
   connection with Mendik RELP
   properties acquisition........         --           --        29,063            --
Common shares issued under
   employees' share plan.........         --           --           909            --
Conversion of units to common
   shares........................         --           --        32,780            --
Capital contribution to
   Vornado Operating Company.....         --           --       (23,330)           --
Accretion of issuance expenses
   on preferred shares...........         --           --         2,874            --
Common shares issued in
   connection with dividend
   reinvestment plan.............         --           --            24            --
Change in unrealized losses
   on securities available for
   sale..........................     (5,047)          --        (5,047)       (5,047)
Appreciation of securities held
   in officer's deferred
   compensation trust............    (10,464)          --       (10,464)      (10,464)
Pension obligations..............     (2,606)          --        (2,606)       (2,606)
Forgiveness of amount due
   from officers.................         --           96            96            --
                                   ---------      -------     ---------     ---------
BALANCE, DECEMBER 31, 1998         $ (18,957)     $(4,897)    $1,782,678    $ 134,737
                                   ==========     ========    ==========    =========

                See notes to consolidated financial statements.

                                      -70-

                              VORNADO REALTY TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                   PREFERRED   COMMON    ADDITIONAL   ACCUMULATED
                                    SHARES      SHARES    CAPITAL       DEFICIT
                                   ---------   -------   ----------   -----------
(amounts in thousands except share amounts)
BALANCE, DECEMBER 31, 1998........  282,758     3,403     1,653,208      (132,837)

Net Income........................       --        --           --        202,519
Dividends paid on Preferred Shares
  Series A Preferred Shares
    ($3.25 per share)..............      --        --           --        (21,690)
  Series B Preferred Shares
    ($1.68 per share)..............      --        --           --         (5,720)
  Series C Preferred Shares
    ($1.31 per share)..............      --        --                      (6,028)
Net proceeds from issuance of
   preferred shares................ 192,953        --           --             --
Dividends paid on common shares
   ($1.80 per share)...............      --        --           --       (153,223)
Common shares issued under
   employees' share plan...........      --         5        2,458             --
Conversion of units to common
   shares..........................      --        44       40,214             --
Accretion of issuance expenses on
   preferred shares................   2,874        --           --             --
Common shares issued in connection
   with dividend reinvestment plan.      --         1          677             --
Change in unrealized net loss
   on securities available for sale      --        --           --             --
Depreciation of securities held
   in officer's deferred
   compensation trust..............      --        --           --             --
Pension obligations...............       --        --           --             --
Forgiveness of amount due
   from officers...................      --        --           --             --
                                    --------  -------     ---------     ---------
BALANCE, DECEMBER 31, 1999          $478,585  $ 3,453     $1,696,557    $(116,979)
                                    ========  =======     ==========    =========

                                      ACCUMULATED
                                         OTHER          DUE
                                     COMPREHENSIVE     FROM    SHAREHOLDERS'  COMPREHENSIVE
                                          LOSS       OFFICERS     EQUITY          INCOME
                                     -------------   --------  -------------  -------------
(amounts in thousands except share amounts)
BALANCE, DECEMBER 31, 1998........       (18,957)      (4,897)    1,782,678     $134,737
                                                                                ========
Net Income........................            --           --       202,519     $202,519
Dividends paid on Preferred Shares
  Series A Preferred Shares
    ($3.25 per share)..............           --           --       (21,690)          --
  Series B Preferred Shares
    ($1.68 per share)..............           --           --        (5,720)          --
  Series C Preferred Shares
    ($1.31 per share)..............           --           --        (6,028)          --
Net proceeds from issuance of
   preferred shares................           --           --       192,953           --
Dividends paid on common shares
   ($1.80 per share)...............           --           --      (153,223)          --
Common shares issued under
   employees' share plan...........           --           --         2,463           --
Conversion of units to common
   shares..........................           --           --        40,258           --
Accretion of issuance expenses on
   preferred shares................           --           --         2,874           --
Common shares issued in connection
   with dividend reinvestment plan.           --           --           678           --
Change in unrealized net loss
   on securities available for sale       15,603           --        15,603       15,603
Depreciation of securities held
   in officer's deferred
   compensation trust..............          579           --           579          579
Pension obligations...............         1,327           --         1,327        1,327
Forgiveness of amount due
   from officers...................           --           97            97           --
                                        --------      -------    ----------     --------
BALANCE, DECEMBER 31, 1999              $ (1,448)     $(4,800)   $2,055,368     $220,028
                                        ========      =======    ==========     ========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------------
                                                                             1999              1998             1997
                                                                          -----------      -----------       -----------
(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income......................................................      $   202,519      $   152,854       $    61,023
    Adjustments to reconcile net income to net cash provided
      by operations:
        Depreciation and amortization (including debt issuance
           costs)...................................................           83,585           59,227            24,460
        Amortization of officer's deferred compensation expense.....               --               --            22,917
        Straight-lining of rental income............................          (29,587)         (17,561)           (7,075)
        Minority interest...........................................           54,998           16,183             7,293
        Equity in (income) loss  of Alexander's.....................           (1,021)           3,363            (2,188)
        Equity in income of partially-owned entities................          (82,310)         (32,025)           (4,658)
        Gain on marketable securities...............................             (382)          (1,530)           (1,026)
        Gain from insurance settlement and condemnation.............               --           (9,649)               --
        Changes in operating assets and liabilities.................          (50,907)          18,544            14,727
                                                                          -----------      -----------       -----------
Net cash provided by operating activities...........................          176,895          189,406           115,473
                                                                          -----------      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of real estate and other...........................         (224,654)        (896,800)         (887,423)
    Additions to real estate........................................         (153,591)         (68,085)          (23,789)
    Development costs...............................................          (17,548)              --                --
    Investments in partially-owned entities.........................         (118,409)        (308,000)               --
    Proceeds from sale of Temperature Controlled Logistics assets...           22,769               --                --
    Investments in mortgage loans receivable........................          (59,787)          (6,620)          (71,663)
    Repayment of mortgage loans receivable..........................           20,751           57,600                --
    Cash restricted for tenant improvements.........................           13,624          (14,716)          (27,079)
    Distributions from partially-owned entities.....................           16,938            3,200                --
    Real estate deposits and other..................................           14,819           23,788           (46,152)
    Purchases of securities available for sale......................          (21,614)         (73,513)           (8,378)
    Proceeds from sale or maturity of securities available for sale.           12,498           25,779                --
                                                                          -----------      -----------       -----------
Net cash used in investing activities...............................         (494,204)      (1,257,367)       (1,064,484)
                                                                          -----------      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings........................................          455,000        1,427,821           770,000
    Repayments of borrowings........................................         (668,957)        (883,475)         (419,269)
    Costs of refinancing debt.......................................           (8,059)         (11,418)           (3,038)
    Proceeds from issuance of preferred shares......................          192,953               --           276,000
    Proceeds from issuance of preferred units.......................          525,013           85,313                --
    Proceeds from issuance of common shares.........................               --          445,247           688,672
    Dividends paid on common shares.................................         (153,223)        (154,440)          (77,461)
    Dividends paid on preferred shares..............................          (30,563)         (18,816)          (15,549)
    Distributions to minority shareholders..........................          (52,491)         (11,229)           (4,719)
    Exercise of share options.......................................            2,458              812               633
                                                                          -----------      -----------       -----------
Net cash provided by financing activities...........................          262,131          879,815         1,215,269
                                                                          -----------      -----------       -----------
Net (decrease) increase in cash and cash equivalents................          (55,178)        (188,146)          266,258
Cash and cash equivalents at beginning of year......................          167,808          355,954            89,696
                                                                          -----------      -----------       -----------
Cash and cash equivalents at end of year............................      $   112,630      $   167,808       $   355,954
                                                                          ===========      ===========       ===========
Supplemental Disclosure of Cash Flow Information:
    Cash payments for interest......................................      $   143,665      $   111,089       $    38,968
                                                                          ===========      ===========       ===========
NON-CASH TRANSACTIONS:
    Financing in connection with acquisitions.......................      $   188,000      $   526,000       $   403,279
    Shares issued in connection with acquisitions...................               --           29,000           102,015
    Minority interest in connection with acquisitions...............          302,100          184,000           177,000
    Unrealized gain (loss) on securities available for sale.........           15,603           (5,047)              158
    Depreciation of securities held in officer's deferred
      compensation trust............................................              579           10,464                --

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

      Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). In April 1997, Vornado transferred substantially all of its assets to Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). As a result, Vornado conducts its business through, the Operating Partnership. Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at March 1, 2000. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

      The Company currently owns directly or indirectly:

Office Building Properties ("Office"):

          (i) all or portions of 22 office building properties in the New York City metropolitan area (primarily Manhattan) aggregating approximately 14.0 million square feet;

          (ii) a 34% limited partnership interest in Charles E. Smith Commercial Realty L.P. ("CESCR"), a limited partnership which owns and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington, D.C., and manages an additional 7.9 million square feet of office and other commercial properties in the Washington, D.C. area;

Retail Properties ("Retail"):

          (iii) 56 shopping center properties in six states and Puerto Rico aggregating approximately 12.0 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

Merchandise Mart Properties:

          (iv) the Merchandise Mart properties containing approximately 6.8 million square feet, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

          (v) a 60% interest in partnerships that own 89 warehouse facilities nationwide with an aggregate of approximately 428 million cubic feet of refrigerated space (excludes 15 additional warehouses containing approximately 91 million cubic feet managed by AmeriCold Logistics). AmeriCold Logistics leases all of the partnerships' facilities;

Other Real Estate Investments:

          (vi) approximately 32% of the outstanding common stock of Alexander's, Inc. ("Alexander's"), which has eight properties in the New York City metropolitan area;

          (vii) The Hotel Pennsylvania in New York City contains approximately 800,000 square feet of space with 1,700 rooms and approximately 400,000 square feet of retail and office space;

          (viii) approximately 30% interest in the Newkirk joint ventures which own various equity and debt interests relating to 120 limited partnerships which own real estate, primarily office and retail, net leased to credit rated tenants;

          (ix) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

          (x)     other real estate and investments.

                              VORNADO REALTY TRUST

OPERATIONS OF VORNADO OPERATING COMPANY

      In October 1998, Vornado Operating Company ("Vornado Operating") was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct.

      The Company and Vornado Operating are parties to certain agreements described below.

   Revolving Credit Agreement

      Vornado Operating was granted a $75,000,000 unsecured revolving credit facility from the Company (the "Revolving Credit Agreement") which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3% (9.09% at December 31, 1999). The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the Revolving Credit agreement during its term. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 1999, $4,587,000 was outstanding under the Revolving Credit Agreement.

   Agreement with Vornado Operating

      The Company and Vornado Operating are parties to an Agreement pursuant to which, among other things, (a) the Company will under certain circumstances offer Vornado Operating an opportunity to become the lessee of certain real property owned now or in the future by the Company (under mutually satisfactory lease terms) and (b) Vornado Operating will not make any real estate investment or other REIT-Qualified Investment unless it first offers the Company the opportunity to make such investment and the Company has rejected that opportunity.

      Under the Agreement, the Company provides Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. Pursuant to the Agreement compensation for such services was $330,000 for the year ended December 31, 1999 and $50,000 for the period from October 16, 1998 (commencement date) through December 31, 1998.

      Vornado Operating and the Company each have the right to terminate the Agreement if the other party is in material default of the Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, the Company has the right to terminate the Agreement upon a change in control of Vornado Operating.

   Vornado Operating's Management

      Messrs. Roth, Fascitelli, West and Wight are directors of Vornado Operating. Mr. Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Mr. Fascitelli is also President of Vornado Operating, and certain other members of the Company's senior management hold a corresponding position with Vornado Operating.

   Temperature Controlled Logistics Business

      On October 31, 1997, partnerships (the "Vornado/Crescent Partnerships") in which affiliates of the Company have a 60% interest and affiliates of Crescent Real Estate Equities Company have a 40% interest acquired each of Americold Corporation ("Americold") and URS Logistics, Inc. ("URS"). In June 1998, the Vornado/Crescent Partnerships acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group.

                              VORNADO REALTY TRUST

      On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. ("AmeriCold Logistics"). The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent was approximately $134,000,000 for the period from March 12, 1999 through December 31, 1999. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent and pursuant thereto, rent was deferred as of December 31, 1999, of which the Company's share is $3,240,000.

   Disposition and Acquisition of Interest in CESCR

      On December 31, 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR to Vornado Operating Company for an aggregate purchase price of approximately $12,900,000 or $34 per unit (which is the price at which CESCR issued partnership units in October 1998 in connection with a significant "roll-up" transaction). The purchase price was funded out of Vornado Operating's working capital. After giving effect to this purchase, the Company owned approximately 9.6% of CESCR as of December 31, 1998. In connection with this purchase, the Company granted to Vornado Operating an option to require the Company to repurchase all of the CESCR units at the price at which Vornado Operating purchased the CESCR units, plus a cumulative return on such amount at a rate of 10% per annum. In March 1999, Vornado Operating exercised such option and the Company reacquired the CESCR units from Vornado Operating for $13,200,000.

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

      RECLASSIFICATIONS: Certain prior year balances have been reclassified in order to conform to current year presentation.

      REAL ESTATE: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases. Additions to real estate include interest expense capitalized during construction of $7,012,000 and $1,410,000 for the years ended December 31, 1999 and 1998.

      The Company's properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimate fair value to reflect an impairment in the value of the asset.

      CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents does not include cash escrowed under loan agreements and cash restricted in connection with an officer's deferred compensation payable.

      MARKETABLE SECURITIES: The Company has classified debt and equity securities which it intends to hold for an indefinite period of time as securities available for sale, equity securities it intends to buy and sell on a short term basis as trading securities and its preferred stock investment in Capital Trust as securities held to maturity. Unrealized gains and losses are included in earnings for trading securities and as a component of shareholders' equity and other comprehensive income for securities available for sale. Realized gains or losses on the sale of securities are recorded based on average cost.

      At December 31, 1999 and 1998, marketable securities had an aggregate cost of $96,787,000 and $83,043,000 and an aggregate market value of $106,503,000 and $77,156,000 (of which $9,826,000 and $6,826,000 represent trading securities and $48,606,000 and $48,531,000 represent securities held to maturity and reported at amortized cost). Gross unrealized gains and losses were $7,977,000 and $9,658,000 at December 31, 1999, and $513,000 and $6,400,000 at December 31,
1998. Included in marketable securities available for sale at December 31, 1999 are warrants to acquire 550,941 common shares with a market value of $11,397,000.

      NOTES AND MORTGAGE LOANS RECEIVABLE: The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate. Interest on impaired loans is recognized on a cash basis.

                              VORNADO REALTY TRUST

      DEFERRED CHARGES: Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense. Direct costs related to leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis, which approximates the effective interest rate method, in accordance with the terms of the agreements to which they relate.

      OFFICERS COMPENSATION PAYABLE: In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested" (EITF 97-14). EITF 97-14 applies to the Company's accounting treatment of the Officers Compensation Payable as reflected in the balance sheet. The transition guidance of EITF 97-14 required the Company to record a charge to equity of $10,464,000 which represents the appreciation in the value of the stock from the date the trust was established (at which time the price of the stock was $21.75 per share) to September 30, 1998 (at which time the price of the stock was $33.13 per share). In subsequent periods, appreciation in the stock's price above $33.13 will be recognized as compensation expense and, if the price fluctuates between $33.13 and $21.75, equity would be adjusted. For the year ended December 31, 1998, approximately $340,000 was recognized as compensation expense as the share price was $33.50 on December 31, 1998. For the year ended December 31, 1999, approximately $340,000 was recognized as a reduction of compensation expense and approximately $579,000 was recorded as a reduction of stockholders' equity as the share price was $32.50 on December 31, 1999.

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

      INCOME TAXES: The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required. Dividend distributions for the years ended December 31, 1999 and 1997, were characterized for Federal income tax purposes as ordinary income. Dividend distributions for the tax year ended December 31, 1998 were characterized as ordinary income (81%), return of capital (17%) and capital gain (2%).

      The net basis of the Company's assets and liabilities for tax purposes is approximately $1,617,000,000 lower than the amount reported for financial statement purposes.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 provides clarification in applying generally accepted accounting principles to revenue recognition in financial statements including contingent rentals under leases. The Company does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

3.   ACQUISITIONS

      The Company completed approximately $807 million of real estate acquisitions or investments from January 1, 1999 through March 2000 and $2.4 billion in 1998. These acquisitions were consummated through subsidiaries or preferred stock affiliates of the Company and were recorded under the purchase method of accounting. Related net assets and results of operations have been included in these financial statements since their respective dates of acquisition. The respective purchase costs were allocated to acquired assets and assumed liabilities using their relative fair values as of the closing dates, based on valuations and other studies certain of which are not yet complete. Accordingly, the initial valuations are subject to change as such information is finalized. The Company believes that any such change will not be significant since the allocations were principally to real estate. The following are the details of the acquisitions or investments by segment:

Office:

     CHARLES E. SMITH COMMERCIAL REALTY INVESTMENT ("CESCR")

      In October 1997, the Company acquired a 15% limited partnership interest in CESCR for $60,000,000. CESCR owns interests in and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington, D.C. and manages an additional 7.9 million square feet of office and other commercial properties in the Washington, D.C. area. In October 1998, CESCR issued partnership units in connection with a significant roll-up transaction reducing the Company's limited partnership interest to 11.3%.

      In December 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR to Vornado Operating for an aggregate price of approximately $12,900,000. In connection with this purchase, the Company granted Vornado Operating an option to require the Company to repurchase the units. The option was exercised on March 4, 1999. Accordingly, the Company reacquired the CESCR units from Vornado Operating for $13,200,000.

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

                              VORNADO REALTY TRUST

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

      In connection with these transactions, the Company agreed to make a five-year $41,200,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately $55,000,000 of the Company's Operating Partnership units issued to CAPI as well as certain real estate assets.

     WESTPORT CORPORATE OFFICE PARK

      In January 1998, the Company acquired the Westport Corporate Office Park from a limited partnership that included members of the Mendik Group (Messrs. Mendik and Greenbaum and certain entities controlled by them are referred to herein as the "Mendik Group"). The purchase price was approximately $14,000,000 consisting of $6,000,000 of cash and an $8,000,000 mortgage loan for the two buildings.

      Subsequent to year end the Company entered into an agreement to sell this property for approximately $24,000,000.

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

      On January 12, 1999, the Company completed the acquisition of 888 Seventh Avenue, a 46 story Manhattan office building, for approximately $117,000,000, of which $55,000,000 was indebtedness.

     770 BROADWAY

      In July 1998, the Company acquired 770 Broadway, a Manhattan office building, for approximately $149,000,000, including $18,000,000 of Operating Partnership Units.

                              VORNADO REALTY TRUST

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

     GREENPOINT LEASEHOLD INTEREST

      On December 16, 1999, the Company acquired GreenPoint Financial Corporation's 99-year leasehold interest in approximately 56,000 square feet, adjacent to One Penn Plaza, as part of its redevelopment plan for the Penn Plaza district for approximately $37,300,000.

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

     VORNADO-CERUZZI JOINT VENTURES

      On January 4, 2000 and January 25, 2000, the Company and its joint venture partner acquired fee and/or leasehold interests in six properties located in Pennsylvania, Virginia and Maryland formerly occupied by Hechinger, Inc., a home improvement retailer which was liquidated. The purchase price for the 500,000 square feet acquired was $15,000,000. The Company's share of this investment is 80% or $12,000,000.

                              VORNADO REALTY TRUST

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

Temperature Controlled Logistics Business:

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

Other Real Estate Investments:

     HOTEL PENNSYLVANIA

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

      On August 5, 1999, the Company increased its interest in the Hotel Pennsylvania by acquiring Planet Hollywood International, Inc.'s ("Planet Hollywood") 20% interest in the hotel for approximately $18,000,000 and assumed $24,000,000 of existing debt. In connection with the transaction, the Company terminated the licensing agreement with Planet Hollywood for an Official All-Star Hotel. The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden.

After the acquisitions noted above, the Company owns 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion which is owned through a preferred stock affiliate in which the Company owns all of the preferred equity and none of the common equity.

                              VORNADO REALTY TRUST

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

      On March 9, 1999, the Company and its joint venture partner completed an acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

      On October 15, 1999, the Company completed the acquisition of $15,600,000 of securitized debt of the Newkirk Joint Ventures which has an average yield of 14.28%.

     STUDENT HOUSING JOINT VENTURE

      On January 28, 2000, the Company and its joint venture partner, acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000,000, of which $19,600,000 was indebtedness. The Company's share of this investment is 90%.

     PRO FORMA INFORMATION

      The unaudited pro forma information set forth below presents (i) the condensed consolidated operating results for the Company for the years ended December 31, 1999 and 1998 as if (a) the acquisitions described above and the financings attributable thereto had occurred on January 1, 1998. No condensed consolidated pro forma balance sheet data is presented as there have been no material acquisitions subsequent to December 31, 1999.

     CONDENSED PRO FORMA CONSOLIDATED OPERATING RESULTS (UNAUDITED)

                                                                         PRO FORMA YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                        1999                         1998
                                                                 --------------------------------------------------
           (amounts in thousands except per share amounts)

           Revenues........................................            $719,600                     $685,000
                                                                       ========                     ========
           Net income......................................            $201,600                     $191,700
           Preferred stock dividends.......................             (33,400)                     (21,700)
                                                                       --------                     --------
           Net income applicable to common shares..........            $168,200                     $170,000
                                                                       ========                     ========
           Net income per common share-basic...............            $   1.96                     $   1.97
                                                                       ========                     ========
           Net income per common share-diluted.............            $   1.93                     $   1.93
                                                                       ========                     ========

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

BALANCE SHEET DATA:

                                                                          100% OF THESE ENTITIES
                                                      --------------------------------------------------------------------
                               COMPANY'S INVESTMENT     TOTAL ASSETS              TOTAL DEBT             TOTAL EQUITY
                            ----------------------------------------------------------------------------------------------
                               1999       1998        1999        1998        1999        1998         1999        1998
                            ----------------------------------------------------------------------------------------------
(amounts in thousands)

INVESTMENTS:
Temperature Controlled
Logistics
    (60% interest).......   $ 481,808   $459,172   $1,524,385  $1,743,212  $  630,540   $ 642,714   $  756,808   $ 737,344
                                                   ==========  ==========  ==========   =========   ==========   =========
Alexander's
    (32% interest).......     159,148    104,038   $  366,496  $  317,043  $  329,161   $ 277,113   $   12,498   $   6,974
                                                   ==========  ==========  ==========   =========   ==========   =========
Charles E. Smith
    Commercial
Realty L.P.
    (34% interest).......     317,812     49,151   $  951,414              $1,152,164               $(241,399)
                                                   ==========              ==========               ==========
Newkirk Joint
    Ventures.............     142,670     58,665
Hotel Pennsylvania.......      59,176     47,813
Partially - Owned
    Office Buildings.....      59,510     59,902
Management
    Companies, and
    other................      95,263     49,099
                           ----------   --------

                           $1,315,387   $827,840
                           ==========   ========

                              VORNADO REALTY TRUST

      Below is a summary of the debt of partially owned entities as of December 31, 1999 and 1998, none of which is guaranteed by the Company.

                                                                                                    AMOUNT OF PARTIALLY-OWNED
                                                                                                          ENTITIES DEBT
                                                                                                   ---------------------------
                                                                                                      1999             1998
                                                                                                   ---------------------------
      (amounts in thousands)

      Alexander's (32% interest):
          Term loan secured by all of Alexander's assets except for the Kings
             Plaza Regional Shopping Center, due on March 15, 2000 with interest at a blended rate of 12.95%. The portion financed by the Company
             ($95,000) bears interest at 14.18%
             (prepayable without penalty) (the loan has been extended to March 15, 2001 - see
              below)...........................................................................    $   115,000       $    65,000
          Kings Plaza Regional Shopping Center mortgage payable, due in 2001, with interest at
             LIBOR plus 1.25% (7.75% at December 31, 1999) (prepayable without penalty)........         95,676            90,000
          Rego Park mortgage payable, due in 2009, with interest at 7.25% (prepayable after
             June 2004 without penalty)........................................................         82,000            75,000
          Other notes and mortgages payable....................................................         36,485            47,113
      Temperature Controlled Logistics (60% interest):

          Mortgage notes payable collateralized by 58 temperature controlled warehouses, due in 2008, requires amortization based on a 25 year term with interest at 6.89% (prepayable
             after May 2000 with yield maintenance)............................................        536,502           545,273
          Other notes and mortgages payable....................................................         94,038            97,441

      Hotel Pennsylvania - Hotel (98% interest):
          Mortgage payable, due in 2002, requires amortization based on a 25 year term, with interest at LIBOR + 1.60% (at December 31, 1999 the interest rate is fixed at 7.00% through a swap agreement which expires on March 31, 2000)
            (prepayable without penalty).......................................................        71,641*           120,000

      Newkirk Joint Ventures (30% interest):
          Portion of first mortgages and contract rights held by 120 Limited
            Partnerships, collateralized by the partnerships' real estate, due from 2000 to 2040, with a
            weighted average interest rate of 9.40% at December 31, 1999.......................        800,060                --

          Other debt...........................................................................         28,000                --

      Charles E. Smith Commercial Realty L.P. (34% interest):
          20 mortgages payable due from 2000 through 2025, with interest from 2.25%
             to 9.89% at December 31, 1999 (prepayable with yield maintenance).................        850,806           786,413
          6  mortgages payable (partially owned properties) due from 2006 through 2013, with interest from 6.51% to 10.33% at December 31,
             1999 (prepayable with yield
             maintenance)......................................................................        301,358           156,463
          Unsecured line of credit due in October 2000, with interest
             at 8.25% at December 31, 1999 (prepayable without penalty)........................             --            26,000

      Partially Owned Office Buildings:
          330 Madison Avenue (25% interest) mortgage note payable, due in 2008,
             with interest at 6.52%  (prepayable with yield maintenance).......................         60,000            60,000
          Other notes and mortgages payable (50% owned by Vornado).............................         43,968            34,425

      Las Catalinas Mall (50% interest):
      Mortgage notes payable, due in 2013 with interest at 6.97% (prepayable after.............
             December 2002 with yield maintenance).............................................         70,212            70,941

      Other mortgages payable..................................................................         13,000                --

------------------------
* The balance of the mortgage of $47,761 applicable to the commercial portion of the building is reflected in the Company's wholly-owned debt in 1999. See
   Note 5.

                              VORNADO REALTY TRUST

INCOME STATEMENT DATA:

                                            COMPANY'S INCOME
                                     FROM PARTIALLY OWNED ENTITIES
                                     -------------------------------
                                       1999       1998       1997
                                     --------   --------   --------
(amounts in thousands)

Income Applicable to
    Alexander's:(1)..............

    32% share of equity in
      income (loss) (29.3% prior
        to
      October 1999)..............     $1,021      $(2,272)    $1,580
      Interest income............      6,406        5,395      6,293
                                     -------      -------     ------
                                     $ 7,427      $ 3,123     $7,873
                                     =======      =======     ======
Temperature Controlled Logistics:
    60% share of equity in net
      income(3)..................    $31,468      $10,249     $1,000
    Management Fee (40% of 1%
      per annum of the Total
      Combined Assets,
      as defined)................      5,254        4,942        720
                                      ------      -------      -----
                                      36,722       15,191      1,720
Charles E. Smith Commercial
Realty L.P.(4)...................     18,817        4,754         85
Newkirk Joint Ventures...........     19,922        2,712         --
Hotel Pennsylvania...............      5,095        3,678      1,055
Partially-Owned Office
    Buildings(5).................      1,743        3,276        424
Management Companies
    and other....................         11        2,414      1,374
                                     -------      -------      -----
                                     $82,310      $32,025     $4,658
                                     =======      =======     ======


                                                           100% of These Entities
                                  ----------------------------------------------------------------------
                                          TOTAL REVENUES                      NET INCOME (LOSS)
                                  -------------------------------   ------------------------------------
                                     1999      1998       1997        1999         1998          1997
                                   -------- ---------   ---------   ---------   ----------   -----------
(amounts in thousands)

Income Applicable to
    Alexander's:(1)............

    32% share of equity in
      income (loss) (29.3% prior
       to
      October 1999)............     $ 64,390  $51,663    $25,364        $5,524(2)  $(6,055)(2)  $7,466(2)
                                    ======== ========    =======       =======     =======      ======
    Interest income............



Temperature Controlled Logistics:
   60% share of equity in net
      income(3)................     $264,266 $567,867    $78,699       $54,198     $16,988      $   90
                                    ======== ========    =======       =======     =======      ======
    Management Fee (40% of 1%
      per annum of the Total
      Combined Assets,
      as defined)..............



Charles E. Smith Commercial
Realty L.P.(4).................     $310,038                           $61,102
                                    ========                           =======
Newkirk Joint Ventures.........
Hotel Pennsylvania.............
Partially-Owned Office
    Buildings(5)...............
Management Companies
    and other..................

------------------
(1)   Fee income is included in equity in income of Management Companies.

(2) 1999 is net of $4,877 resulting from the write-off of the asset arising from the straight-lining of rents; 1998 includes the write-off of the carrying value of the Lexington Avenue buildings of $15,096; and 1997 includes income from the condemnation of a portion of a property of $8,914.

(3) Revenues and net income reflect lease payments from AmeriCold Logistics from March 12, 1999 through December 31, 1999 and business operations for the periods prior.

(4) 15% interest from October 1997 to December 1998, 9.6% interest from January 1999 to March 1999 and 34% interest thereafter.

(5) Represents the Company's interests in 330 Madison Avenue (24.8%), and 570 Lexington Avenue (50%). In 1998 and 1997 the Company had a 40% interest in Two Park Avenue which is now wholly-owned.

     ALEXANDER'S

      The investment in and loans and advances to Alexander's are comprised of:

                                                                                            DECEMBER 31,
                                                                                           -------------
                                                                                         1999          1998
                                                                                        ------        ------
               (amounts in thousands)

               Common stock, net of $2,796,000 and $2,196,000 of accumulated
                   depreciation of buildings.....................................     $  59,912     $  53,157
               Loan receivable...................................................        95,000        45,000
               Leasing fees and other receivables................................         2,393         5,441
               Equity in income..................................................         1,843           222
               Deferred expenses.................................................            --           218
                                                                                     ----------     ---------
                                                                                      $ 159,148     $ 104,038
                                                                                     ==========     =========

                              VORNADO REALTY TRUST

      On October 20, 1999, the Company lent Alexander's $50,000,000 on the same terms and conditions as the Company's existing $45,000,000 loan to Alexander's, including the interest rate of 14.18%. Both loans, which were scheduled to mature in March 15, 2000, have been extended for one year to March 15, 2001. The interest rate has been reset from 14.18% to 15.72%, reflecting an increase in the underlying Treasury rate.

      Alexander's is currently undertaking the excavation and lying foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include retail stores, offices, hotel space, extended-stay residences, residential rentals and parking; and a residential portion, consisting of condominium units to be sold to the public. In connection therewith, Alexander's paid $14,500,000 for 140,000 square feet of air rights of which $12,200,000 was paid to the Company (Vornado's cost plus $243,000 in interest and closing costs). The air rights were contracted for and paid for in 1999, with closings to take place when the developments which give rise to the air rights are completed in 2000. The capital required for the proposed building will be in excess of $400,000,000.

      Because a REIT is subject to 100% excise tax on income derived from the sale of "dealer property" (i.e. condominiums), the air rights representing the residential portion of the property are being transferred to a preferred stock affiliate, a corporation in which Alexander's owns all of the preferred equity and none of the common equity. The transfer value will be adjusted once the final size of the residential portion is determined.

      On October 21, 1999, the Company increased its ownership in Alexander's from 29.3% to 32% by acquiring an additional 135,600 shares of Alexander's common stock for approximately $8,956,000.

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

      The leasing agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term. Subject to the payment of rents by Alexander's tenants, the Company is due $1,756,000 at December 31, 1999. Such amount is receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later.

      As of December 31, 1999, Interstate Properties and its partners owned approximately 17.8% of the common shares of beneficial interest of the Company and 27.3% of Alexander's common stock. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander's, Messrs. Mandelbaum and Wight are trustees of the Company and are also directors of Alexander's.

                              VORNADO REALTY TRUST

5.   DEBT

      Following is a summary of the Company's debt:

                                                                                                       DECEMBER 31,
                                                                                                  ----------------------
(amounts in thousands)                                                                             1999           1998
                                                                                                  --------     ---------
Notes and Mortgage Payable:
   Fixed Interest:
     Mortgage payable cross collateralized by an aggregate of 44 shopping centers and warehouse/industrial properties, due on December 1, 2000 with
       interest at 6.36% (prepayable with yield maintenance) (1).............................   $   224,865    $   227,000
     Eleven Penn Plaza mortgage payable, due in 2007, requires amortization based on a 25 year term with interest at 8.39% (prepayable after 2003
       with yield maintenance)...............................................................        53,129         53,901
     866 UN Plaza mortgage payable, due in 2004, with interest at 7.79%
       (prepayable without penalty)..........................................................        33,000         33,000
     Monteheidra Town Center mortgage pass-through certificates, due in
       2007 ($51,543) and 2009 ($10,075), requires amortization based on 30 year
       term with interest at 8.23% (prepayable after August 1999 with yield maintenance).....        61,618         62,181
     Two Penn Plaza mortgage payable, due in 2004, requires amortization based on a 25 year term with interest at 7.08% (prepayable after
       March 2000 with penalty fee) (4)......................................................       163,147         80,000
     Washington Office Center mortgage payable, due in 2004, requires amortization based on a 25 year term with interest at 6.80%
       (prepayable with yield maintenance)...................................................        49,537         50,878
     Green Acres Mall and Plaza mortgage payable, due in 2008, requires amortization based on a 30 year term with interest at 6.75%
       (prepayable after May 2000 with yield maintenance)....................................       156,798        158,575
     Other mortgages payable.................................................................        31,542         38,688
                                                                                                -----------    -----------
                                                                                                    773,636        704,223

   Variable Interest:
     Washington Design Center mortgage payable, due on November 27, 2000, requires amortization based on a 25 year term with interest at LIBOR plus
       1.35% (6.83% at December 31, 1999) (prepayable without penalty) ......................        23,932         24,225
     Two Park Avenue mortgage payable, due on March 1, 2000, interest at LIBOR plus
       1.50% (8.00% at December 31, 1999) (prepayable without penalty) (2)...................        65,000         65,000
     Merchandise Mart mortgage payable, due in September 2002, interest at
       LIBOR plus 1.50% (7.97% at December 31, 1999) (prepayable
       after August 2000 with penalty fee) (6)...............................................       250,000        250,000
     One Penn Plaza mortgage payable, due in 2002, interest at LIBOR plus
       1.25% (7.73% at December 31, 1999) (prepayable after June 1999 without
       penalty) (3)..........................................................................       275,000        275,000
     Hotel Pennsylvania - (commercial) mortgage payable, due in 2002, requires amortization based on a 25 year term, with interest at LIBOR + 1.60% (at
       December 31, 1999, the interest rate is fixed at 7.00% through a
       swap agreement which expires on March 31, 2000) (prepayable without penalty)..........        47,761             --
     350 North Orleans mortgage payable, due in 2002, interest at LIBOR + 1.65%
       (8.13% at December 31, 1999) (prepayable with yield maintenance) (5)..................        40,000             --
     909 Third Avenue mortgage payable, due in 2002, interest at LIBOR + .60%
       (7.08% at December 31, 1999) (prepayable with penalty fee)............................       108,754             --
     888 Seventh Avenue mortgage payable, due in 2002, interest at LIBOR + 1.75%
       (6.81% at December 31, 1999) (prepayable with yield maintenance)......................        55,000             --
     Seven individual notes or mortgages payable collateralized by the Market Square
       Complex with maturity dates ranging from 2000 through 2013 and interest rates ranging from 7.40% to 8.83% at
       December 31, 1999.....................................................................        42,721         45,302
                                                                                                -----------    -----------
       Total notes and mortgages payable.....................................................     1,681,804      1,363,750
     Unsecured revolving credit facility, interest at LIBOR plus .90% (7.39% at
       December 31, 1999) (prepayable without penalty) ......................................       367,000        687,250
                                                                                                -----------    -----------
       Total Debt............................................................................   $ 2,048,804    $ 2,051,000
                                                                                                ===========    ===========

                              VORNADO REALTY TRUST

(1) On March 1, 2000 the Company completed a $500,000,000 private placement of 10-year, 7.83% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000,000. In connection therewith, the Company repaid $228,000,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000,000 outstanding under its revolving credit facility.

(2) On March 1, 2000, the Company completed a $90,000,000 refinancing of its Two Park Avenue office building. The Company received proceeds of $65,000,000 and repaid the then existing debt in the same amount on the property. The Company expects to receive the remaining $25,000,000 prior to June 30, 2000 upon satisfying certain closing conditions. The new 3-year debt matures on February 28, 2003 and bears interest at Libor + 1.45% (7.39% at March 1, 2000).

(3) In June 1998, the Company completed a $275,000,000 refinancing of its One Penn Plaza office building and borrowed $170,000,000 pursuant thereto. In the third quarter of 1998, the Company borrowed the remaining $105,000,000. The debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25% (7.73% at December 31, 1999). This debt replaced the $93,192,000 bridge-mortgage loan financing put in place when the property was acquired. The Company entered into an interest rate cap agreement($275,000,000 notional amount) to reduce the impact of changes in interest rates on this loan. The agreement caps the Company's interest rate in the event that LIBOR increases above 8.5% through January 20, 2000 and 9% thereafter, until the termination date of the cap agreement on July 30, 2001. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate cap agreement. However, the Company does not anticipate nonperformance by the counterparty. The fair value of the interest rate cap agreement at December 31, 1999 approximates its cost.

(4) On February 18, 1999, the Company completed a $165,000,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000,000 debt on the property.

(5) On July 18, 1999, the Company completed a $70,000,000 mortgage financing of its 350 North Orleans property in Chicago. The Company received proceeds of $40,000,000 and is expected to receive the remaining $30,000,000 during the next year upon meeting certain debt service coverage requirements.

(6) On September 21, 1999, the Company completed a $250,000,000 mortgage refinancing of its Merchandise Mart property in Chicago of which $50,000,000 is further secured by a letter of credit. The letter of credit will be reduced over the term of the loan as cash flow increases. The Company bought an interest rate cap with a notional amount of $250,000,000 capping the interest rate in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap with a notional amount of $250,000,000 to a third party on the same terms as the cap the Company purchased.

      The net carrying value of properties collateralizing the notes and mortgages amounted to $2,501,882,000 at December 31, 1999. As at December 31, 1999, the maturities for the next five years and thereafter are as follows:

                  (in thousands)

                  YEAR ENDING DECEMBER 31,                           AMOUNT
                  ------------------------------------------------  --------
                  2000...........................................   $328,135
                  2001...........................................     21,423
                  2002...........................................    528,687
                  2003...........................................    406,272
                  2004...........................................    483,541
                  Thereafter.....................................    280,746

                              VORNADO REALTY TRUST

6.   SHAREHOLDERS' EQUITY

During the three years ended December 31, 1999, the Company sold $1,133,672,000 of Common Shares, $276,000,000 of Convertible Preferred Shares and $193,300,000 of Cumulative Redeemable Preferred Shares. The following are the details of the sales.

Sale of Common Shares

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

Sale of Convertible Preferred Shares

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

Sale of Cumulative Redeemable Preferred Shares

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

      On May 17, 1999, the Company completed the sale of 4 million 8.5% Series C Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $96,900,000. Additionally, on May 19, 1999, 600,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $14,500,000. The perpetual preferred shares may be called without penalty at the option of the Company commencing on May 17, 2004.

      On October 20, 1997, the Company paid a 100% common share dividend to shareholders. All share and per share information has been adjusted to reflect this two-for-one share split.

7.   EMPLOYEES' SHARE OPTION PLAN

      Under the Omnibus Share Plan (the "Plan"), various officers and employees have been granted incentive share options and non-qualified options to purchase common shares. Options granted are at prices equal to 100% of the market price of the Company's shares at the date of grant. 921,697 shares vest on a graduated basis, becoming fully vested 27 months after grant, 3,500,000 shares (granted in connection with Mr. Fascitelli's employment agreement) vest on a graduated basis becoming fully vested 60 months after grant, and 7,050,655 shares vest on a graduated basis, becoming fully vested 36 months after grant. All options expire ten years after grant.

      The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 1999.

                              VORNADO REALTY TRUST

      If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below, for the years ended December 31, 1999, 1998 and 1997:

                                                                                                DECEMBER 31,
                                                                              -------------------------------------------------
                                                                                    1999             1998            1997
                                                                              --------------   --------------  ----------------
         (amounts in thousands, except share amounts)
         Net income applicable to common shares:

             As reported...................................................       $ 169,081        $ 131,164     $   45,474
             Pro-forma.....................................................         151,836          117,938         38,416

         Net income per share applicable to common shares:

             Basic:
               As reported.................................................       $    1.97        $    1.62     $      .83
               Pro-forma...................................................            1.77             1.46            .70

             Diluted:
               As reported.................................................            1.94             1.59            .79
               Pro forma...................................................            1.74             1.43            .67


      The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 1999, 1998 and 1997.

                                                                                                           DECEMBER 31,
                                                                                                --------------------------------
                                                                                                  1999        1998        1997
                                                                                                ---------  ----------  ---------
         Expected volatility.................................................................       19%        19%         25%

         Expected life.......................................................................     5 years    5 years     5 years

         Risk-free interest rate.............................................................      6.4%       4.6%        6.4%

         Expected dividend yield.............................................................      5.9%       5.3%        3.4%


      A summary of the Plan's status, and changes during the years then ended, is presented below:

                                              DECEMBER 31, 1999               DECEMBER 31, 1998             DECEMBER 31, 1997
                                            --------------------------      ------------------------    --------------------------
                                                             WEIGHTED-                    WEIGHTED-                     WEIGHTED-
                                                             AVERAGE                      AVERAGE                       AVERAGE
                                                             EXERCISE                     EXERCISE                      EXERCISE
                                               SHARES         PRICE          SHARES        PRICE          SHARES         PRICE
                                            -----------    -----------      ----------   -----------    -----------   ------------
Outstanding at January 1.................     8,724,316      $   32.35      5,529,917     $   24.43     4,139,386       $  22.51

Granted..................................     3,301,550          33.53      3,436,250         44.99     1,521,500          29.99

Exercised................................     (132,119)          18.64        (41,851)        21.95       (33,969)         18.69

Cancelled................................     (421,395)          37.71       (200,000)        32.93       (97,000)         31.25
                                           -----------                     ----------                  ----------

Outstanding at December 31...............   11,472,352       $   32.65      8,724,316     $   32.35     5,529,917       $  24.43
                                           ===========                     ==========                  ==========

Options exercisable at December 31.......   4,546,429                       2,703,407                   1,327,418
                                           ==========                      ==========                  ==========
Weighted-average fair value of options
    granted during the year ended
    December 31 (per option).............  $     4.43                      $     5.33                  $     7.87
                                           ==========                      ==========                  ==========

                              VORNADO REALTY TRUST

      The following table summarizes information about options outstanding under the Plan at December 31, 1999:

                                                OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                          --------------------------------------------------------------    --------------------------------------

                                NUMBER           WEIGHTED-AVERAGE                                NUMBER
        RANGE OF            OUTSTANDING AT          REMAINING          WEIGHTED-AVERAGE       EXERCISABLE AT     WEIGHTED-AVERAGE
     EXERCISE PRICE        DECEMBER 31, 1999     CONTRACTUAL LIFE       EXERCISE PRICE      DECEMBER 31, 1999     EXERCISE PRICE
     --------------       -------------------  ---------------------  ------------------    ------------------  ------------------
     $6  to  $12                    45,368            3.0 Years               $11                   45,368             $11
    $17  to  $19                   430,579            5.1 Years                18                  430,579              18
             $23                 3,500,000            6.9 Years                23                2,100,000              23
    $26  to  $27                   275,250            7.1 Years                26                  275,250              26
             $30                   680,000            7.4 Years                30                  422,100              30
    $31  to  $36                 3,318,300            9.0 Years                34                  176,620              34
    $37  to  $40                   265,510            8.4 Years                39                   80,410              39
    $41  to  $44                   117,795            8.2 Years                43                   42,093              43
             $45                 2,574,550            8.1 Years                45                  883,909              45
             $48                   265,000            8.1 Years                48                   90,100              48
                               -----------                                                      ----------
     $6  to  $48                11,472,352            7.8 Years               $33                4,546,429             $29
                               ===========                                                      ==========

Shares available for future grant under the Plan at December 31, 1999 were 8,223,227.

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

      Pension expense includes the following components:


                                                                                          YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------------------
                                                                                   1999             1998               1997
                                                                               -------------   ---------------   ---------------
           (amounts in thousands, except percentages)
           Service cost--benefits earned during the period...............       $    --             $    --          $   115
           Interest cost on projected benefit obligation.................           559                 594              607
           Actual return on assets.......................................          (387)               (334)            (494)
           Net amortization and deferral.................................            53                  51              347
                                                                                -------             -------          -------
           Net pension expense...........................................       $   225             $   311          $   575
                                                                                =======             =======          =======
           Assumptions used in determining the net
           Discount rate.................................................         7 3/4%              6 3/4%           7 1/4%
           Rate of increase in compensation levels.......................            --*                 --*           5 1/2%
           Expected rate of return on assets.............................             7%                  7%               7%

         * Not applicable, as benefits under the Plan were frozen in December 1997.

                              VORNADO REALTY TRUST

      The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:


                                                                                           DECEMBER 31,
                                                                       --------------------------------------------------
                                                                             1999              1998             1997
                                                                       --------------    --------------    --------------
(amounts in thousands)
Actuarial present value of benefit obligations:
    Vested benefit obligation......................................       $   7,492        $   8,853         $   8,245
                                                                          =========        =========         =========
    Accumulated benefit obligation.................................       $   7,558        $   8,952         $   8,337
                                                                          =========        =========         =========
    Projected benefit obligation...................................       $   7,558        $   8,952         $   8,337
    Plan assets at fair value......................................           5,284            5,551             4,901
                                                                          ---------        ---------         ---------
Projected benefit obligation in excess of plan assets..............           2,274            3,401             3,436
Unrecognized net obligations.......................................          (1,279)          (2,269)           (1,086)
Adjustment required to recognize minimum liability.................           1,279            2,269             1,086
                                                                          ---------        ---------         ---------
Accrued pension costs..............................................       $   2,274        $   3,401         $   3,436
                                                                          =========        =========         =========

      Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.

9.   LEASES

   As lessor:

      The Company leases space to tenants in shopping centers and office buildings under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants' sales. As of December 31, 1999, future base rental revenue under noncancellable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

                       (in thousands)

                       YEAR ENDING DECEMBER 31:                                                    AMOUNT
                       -----------------------                                                 -------------
                       2000................................................................       $ 572,893
                       2001................................................................         545,003
                       2002................................................................         514,915
                       2003................................................................         474,823
                       2004................................................................         440,655
                       Thereafter..........................................................       2,678,987


      These amounts do not include rentals based on tenants' sales. These percentage rents approximated $2,213,000, $2,493,000 and $1,786,000 for the years ended December 31, 1999, 1998 and 1997.

      None of the Company's tenants represented more than 10% of the Company's total revenues for the year ended December 31, 1999.

                              VORNADO REALTY TRUST

   As lessee:

      The Company is a tenant under operating leases for certain properties. These leases will expire principally during the next thirty years. Future minimum lease payments under operating leases at December 31, 1999, are as follows:

                   (in thousands)

                   YEAR ENDING DECEMBER 31:                                                        AMOUNT
                   ------------------------                                                    -------------
                   2000.....................................................................     $ 14,917
                   2001.....................................................................       14,837
                   2002.....................................................................       14,415
                   2003.....................................................................       13,688
                   2004.....................................................................       12,770
                   Thereafter...............................................................      402,652

      Rent expense was $14,269,000, $5,937,000 and $2,001,000 for the years ended December 31, 1999, 1998 and 1997.

10.  COMMITTMENTS AND CONTINGENCIES

      At December 31, 1999, in addition to the $367 million balance outstanding under the Company's revolving credit facility, the Company had utilized $117 million of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

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

11.  NET GAIN FROM INSURANCE SETTLEMENT AND CONDEMNATION PROCEEDINGS

      In April 1997, the Company's Lodi shopping center was destroyed by a fire. In the third quarter of 1998, the Company and its insurer agreed that the estimated cost to reconstruct the shopping center is approximately $9,012,000 and the Company recorded a gain of $7,955,000 (the agreed upon amount, net of the carrying value of the shopping center of $1,057,000). The insurance carrier had previously advanced $5,550,000 to the Company. The reconstruction of the shopping center was completed in 1999.

      In September 1998, Atlantic City condemned the Company's vacant property. In the third quarter of 1998, the Company recorded a gain of $1,694,000, (which reflects the condemnation award of $3,100,000, net of the carrying value of the property of $1,406,000). The Company is appealing the amount of the award.

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

13.   OTHER RELATED PARTY TRANSACTIONS

      At December 31, 1999, the loan due from Mr. Roth, in accordance with his employment arrangement, was $13,122,500 ($4,705,000 of which is shown as a reduction in shareholders' equity). During 1999, the Company amended Mr. Roth's loan to, (i) reset the interest rate to 4.49% per annum (based on the applicable Federal rate) from a floating rate equal to the broker call rate and (ii) extend the maturity to January 2006 from December 2002. The Company also provided Mr. Roth with the right to draw up to $15,000,000 of additional loans on a revolving basis. Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.

      At December 31, 1999, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $7,600,000. The loans mature in 2003 and bear interest, payable quarterly at a weighted average interest rate of 5.16% (based on the applicable Federal rate). In addition, in accordance with his employment agreement, in December 1996 Mr. Fascitelli received a deferred payment consisting of $5,000,000 in cash and a $20,000,000 convertible obligation payable at the Company's option in 919,540 of its common shares or the cash equivalent of their appreciated value but not less than $20,000,000. Accordingly, the cash and common shares are being held in an irrevocable trust (the fair value of this obligation was $34,996,620 at December 31, 1999).

      Various other executive officers of the Company have loans outstanding pursuant to employment agreements of $1,146,000 at December 31, 1999. The loans bear interest at either the applicable Federal rate provided or the broker call rate (7.25% at December 31, 1999).

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 1999, 1998 and 1997, $1,262,000, $1,365,000
and $1,184,000 of management fees were earned by the Company pursuant to the management agreement.

      The Mendik Group owns an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services are provided were not negotiated at arms length, the Company believes based upon comparable fees charged to other real estate companies, that the terms and conditions of such contracts are fair to the Company. The Company was charged fees in connection with these contracts of $40,974,000 and $25,686,000 for the years ended December 31, 1999 and 1998 and $9,965,000 for the period from April 15, 1997 (date of acquisition of the Mendik portfolio) to December 31, 1997.

      The common stock of the preferred stock affiliates which own interests in the Temperature Controlled Logistics Companies, Hotel Pennsylvania and related management companies are owned by Officers and Trustees of Vornado.

                              VORNADO REALTY TRUST

14.  MINORITY INTEREST

      The minority interest represents limited partners', other than the Company, interests in the Operating Partnership and are comprised of:

                                                 Outstanding Units at                        Preferred
                                             -----------------------------     Per Unit      or Annual       Conversion
                                             December 31,     December 31,    Liquidation   Distribution      Rate Into
Unit Series                                      1999             1998        Preference        Rate        Class A Units
-----------                                  -------------   -------------    -----------   ------------    -------------
Class A..............................          6,247,829        1,887,781            --      $    1.80           (a)
Class C..............................                 --        3,534,098            --      $    1.69 (b)        1.0 (b)
Class D..............................          1,256,908        1,332,596            --      $   2.015            1.0 (c)
5.0% B-1 Convertible Preferred.......            899,566          899,566     $   50.00      $    2.50           .914
8.0% B-2 Convertible Preferred.......            449,783          449,783     $   50.00      $    4.00           .914
6.5% C-1 Convertible Preferred.......            747,912          747,912     $   50.00      $    3.25         1.1431
8.5% D-1 Cumulative Redeemable Preferred       3,500,000        3,500,000     $   25.00      $   2.125           (d)
8.375% D-2 Cumulative Redeemable Preferred       549,336               --     $   50.00      $  4.1875           (d)
8.25% D-3 Cumulative Redeemable Preferred      8,000,000               --     $   25.00      $  2.0625           (d)
8.25% D-4 Cumulative Redeemable Preferred      5,000,000               --     $   25.00      $  2.0625           (d)
8.25% D-5 Cumulative Redeemable Preferred      7,480,000               --     $   25.00      $  2.0625           (d)
6.0% E-1 Convertible Preferred.......          4,998,000               --     $   50.00      $    3.00(e)      1.1364

--------------------

(a) Class A units are redeemable at the option of the holder for cash or, at the Company's option, one common share of beneficial interest in Vornado.

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

(d) Redeemable for an equivalent of the Company's preferred share.

(e) Increases to $3.25 over the next three years and fixes at $3.38 in March
    2007.

                              VORNADO REALTY TRUST

15.  EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:


                                                                                     YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------------
                                                                            1999              1998              1997
                                                                        --------------  ---------------  ---------------
(amounts in thousands, except per share amounts)
Numerator:
    Net income....................................................       $   202,519      $   152,854       $    61,023
    Preferred stock dividends.....................................           (33,438)         (21,690)          (15,549)
                                                                         -----------      -----------       -----------
    Numerator for basic and diluted earnings per share--
      income applicable to common shares..........................       $   169,081      $   131,164       $    45,474
                                                                         ===========      ===========       ===========

Denominator:
    Denominator for basic earnings per share--weighted average
      shares......................................................        85,666,424       80,724,132        55,097,656
    Effect of dilutive securities:
      Employee stock options......................................         1,621,386        1,931,818         2,119,553
                                                                         -----------      -----------       -----------

    Denominator for diluted earnings per share--adjusted
      weighted average shares and assumed conversions............         87,287,810       82,655,950        57,217,209
                                                                         ===========      ===========       ===========

Net income per common share--basic................................       $      1.97      $      1.62       $      0.83
Net income per common share--diluted..............................       $      1.94      $      1.59       $      0.79

16.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The following summary represents the results of operations for each quarter in 1999, 1998 and 1997:

                                                                                      NET INCOME          NET INCOME PER
                                                                                     APPLICABLE TO        COMMON SHARE(1)
                                                                                         COMMON       -----------------------
                                                                         REVENUE         SHARES         BASIC       DILUTED
                                                                      ------------   -------------    ---------  ------------
           (amounts in thousands, except share amounts)
           1999
              March 31..............................................    $  163,564      $42,754(2)        $.50        $.49
              June 30...............................................       166,188      42,758(2)          .50         .49
              September 30..........................................       183,555      44,487(2)          .52         .51
              December 31...........................................       183,651        39,082           .45         .45

           1998
              March 31..............................................    $   90,211      $ 26,064          $.36        $.35
              June 30...............................................       128,523        30,894           .38         .37
              September 30..........................................       140,672        39,659           .47         .46
              December 31...........................................       150,454        34,547           .41         .40

           1997
              March 31..............................................    $   29,297      $  9,690          $.19        $.18
              June 30...............................................        50,662         8,933           .17         .17
              September 30..........................................        61,868        10,385           .20         .19
              December 31...........................................        67,304        16,466           .26         .25

---------------------

(1) The total for the year may differ from the sum of the quarters as a result of weighting.

(2) Net income for each of the first three quarters of 1999 has been restated to reflect a correction for depreciation expense of a partially-owned entity. The effect of such restatement for each of the first three quarters on net income and net income per common share is as follows:
    $462,000 ($.01 per share), $887,000 ($.01 per share), and $887,000 ($.01 per share), respectively.

                              VORNADO REALTY TRUST

17.  SEGMENT INFORMATION

      The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics. Prior to April 1997, the Company operated in one segment-retail real estate, primarily in the Northeast section of the United States.

    (Amounts in thousands)
                                                                                   December 31, 1999
                                               ----------------------------------------------------------------------------------
                                                                                                        Temperature
                                                                                         Merchandise    Controlled
                                                 Total         Office      Retail           Mart         Logistics      Other(2)
                                               ----------    ----------   ---------      -----------    ----------     ----------
Total revenues............................    $  696,958   $  379,795    $170,538         $135,921      $       --     $   10,704
Total expenses............................       405,854      227,680      74,062           74,624              --         29,488
                                               ---------   ----------    --------         --------      ----------     ----------
Operating income..........................       291,104      152,115      96,476           61,297              --        (18,784)
Income applicable to Alexander's .........         7,427           --          --               --              --          7,427
Income from partially-owned entities......        82,310       19,055         938               --          36,722         25,595
Interest and other investment income......        18,359        1,786          --              737              --         15,836
Interest and debt expense.................      (141,683)     (49,624)    (27,635)         (29,509)             --        (34,915)
Minority interest.........................       (54,998)     (25,854)    (14,628)          (6,819)         (7,697)            --
                                               ---------   ----------    --------         --------      ----------     ----------
Net income................................       202,519       97,478      55,151           25,706          29,025         (4,841)
Minority interest.........................        54,998       25,854      14,628            6,819           7,697             --
Interest and debt expense (4).............       226,253       82,460      30,249           29,509          27,520         56,515
Depreciation and amortization (4).........       143,499       64,702      16,900           17,702          31,044         13,151
Straight-lining of rents (4)..............       (25,359)     (16,386)     (2,120)          (4,740)         (1,698)          (415)
Other.....................................         7,451          365          --               --           2,054(3)       5,032
                                               ---------   ----------    --------         --------      ----------     ----------
EBITDA(1).................................    $  609,361   $  254,473    $114,808         $ 74,996      $   95,642      $  69,442
                                               =========   ==========    ========         ========      ==========     ==========

Balance sheet data:
    Real estate, net......................    $3,612,965   $2,208,510    $575,633         $753,416            --        $  75,406
    Investments and advances to
      partially-owned entities............     1,315,387      382,417       3,057           32,524      $  481,808        415,581
    Capital expenditures:
      Acquisitions........................       394,006      388,436          --               --            --            5,570
      Other...............................       204,591       85,833      22,859           41,134          51,000          3,765


----------------------
Footnotes 1-5 are explained on page 101.

                              VORNADO REALTY TRUST

    (amounts in thousands)
                                                                             December 31, 1998
                                           -----------------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                       Merchandise    Controlled
                                              Total         Office        Retail          Mart        Logistics       Other(2)
                                           ----------     ----------     ---------    -----------   ------------   -----------
Total revenues...........................  $  509,860     $  247,499      $167,155    $   86,521      $       --     $  8,685
Total expenses...........................     295,008        151,573        70,334        50,761              --       22,340
                                           ----------     ----------        ------    ----------      ----------     ---------
Operating income.........................     214,852         95,926        96,821        35,760              --      (13,655)
Income applicable to Alexander's ........       3,123             --            --            --              --        3,123
Income from partially-owned entities.....      32,025         10,854           258        (1,969)         15,191        7,691
Interest and other investment income.....      24,074          4,467         2,159           639              --       16,809
Interest and debt expense................    (114,686)       (25,175)      (32,249)      (18,711)             --      (38,551)
Minority interest........................       9,649             --            --            --              --        9,649
Net income...............................     (16,183)        (7,236)       (5,853)       (2,070)         (1,024)          --
                                           ----------     ----------      --------    ----------      ----------     ---------
Minority interest........................     152,854         78,836        61,136        13,649          14,167      (14,934)
Interest and debt expense (4)............      16,183          7,236         5,853         2,070           1,024           --
Depreciation and amortization (4)........     164,478         40,245        32,709        18,711          26,541       46,272
Net gain from insurance settlement and
    condemnation proceeding..............     104,299         39,246        15,520         9,899          33,117        6,517
Straight-lining of rents (4).............      (9,649)            --            --            --              --       (9,649)
Other....................................     (16,132)        (6,845)       (3,203)       (4,882)             --       (1,202)
EBITDA(1)................................      15,055            (79)           --            --           8,872(3)     6,262(5)
                                           ----------     ----------      --------    ----------      ----------     ---------
                                           $  427,088     $  158,639      $112,015    $   39,447      $   83,721     $ 33,266
                                           ==========     ==========      ========    ==========      ==========     =========

Balance sheet data:
    Real estate, net.....................  $3,089,075     $1,777,919      $565,723    $  729,485      $       --     $ 15,948
    Investments and advances to
      partially-owned entities...........     827,840        118,337         2,946        26,638         459,172       220,747
    Capital expenditures:
      Acquisitions.......................   2,059,000        923,000        38,000       745,000         175,000       178,000
      Other..............................      80,548         51,162         5,535        10,314          12,463         1,074


------------------------
Footnotes 1-5 are explained on page 101.

                              VORNADO REALTY TRUST


(amounts in thousands)
                                                                             December 31, 1997
                                           ---------------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                     Merchandise    Controlled
                                              Total         Office        Retail        Mart        Logistics       Other(2)
                                           ----------     ----------     ---------  -----------   ------------   -----------
Total revenues.......................... $  209,131      $ 80,846     $120,299       $     --      $    --       $   7,986
Total expenses..........................    134,225        50,186       46,204             --           --          37,835
                                         ----------      --------     --------       --------      -------       ---------
Operating income........................     74,906        30,660       74,095             --           --         (29,849)
Income applicable to Alexander's .......      7,873            --           --             --           --           7,873
Income from partially-owned entities....      4,658         1,015           --             --        1,720           1,923
Interest and other investment income....     23,767         6,834        2,296             --           --          14,637
Interest and debt expense...............    (42,888)       (9,009)     (19,893)            --           --         (13,986)
Minority interest.......................         --            --           --             --           --              --
Net income..............................     (7,293)       (2,042)      (4,303)            --           --            (948)
                                         ----------      --------     --------       --------      -------       ---------
Minority interest.......................     61,023        27,458       52,195             --        1,720         (20,350)
Interest and debt expense (4)...........      7,293         2,042        4,303             --           --             948
Depreciation and amortization (4).......     54,395        13,707       19,893             --        5,839          14,956
Net gain from insurance settlement and
    condemnation proceeding.............     31,972        12,813       11,706             --        4,182           3,271
Straight-lining of rents (4)............         --            --           --             --           --              --
Other...................................     (3,932)         (645)      (2,558)            --           --            (729)
EBITDA(1)...............................       (325)        1,303          970             --           17          (2,615)
                                         ----------      --------     --------       --------     --------       ---------
                                         $  150,426      $ 56,678     $ 86,509       $     --     $ 11,758       $  (4,519)
                                         ==========      ========     ========       ========     ========       =========

Balance sheet data:
    Real estate, net.................... $1,390,659      $803,324     $564,214       $     --     $     --       $  23,120
    Investments and advances to
      partially-owned entities..........    482,787       105,586        4,451             --      243,846         128,904
    Capital expenditures:
      Acquisitions......................  1,995,000       965,000      366,000             --      600,000          64,000
      Other.............................     29,891        12,992        8,445             --        6,102           2,352



----------------------------------
See footnotes 1-5 on the next page.

                              VORNADO REALTY TRUST

Notes to segment information:

    (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.

    (2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

    (3) Includes (i) the reversal of income taxes (benefit for the year ended December 31, 1999) which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REIT's and (ii) the add back of non-recurring unification costs.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to trustees of the Registrant will be contained in a definitive Proxy Statement involving the election of trustees which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1999, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears at page 46 of this Annual Report on Form 10-K.

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

                                                                                      PAGES IN THIS
                                                                                      ANNUAL REPORT
                                                                                      ON FORM 10-K
                                                                                     ---------------
Independent Auditors' Report
   II--Valuation and Qualifying Accounts--years ended December 31, 1999,
      1998 and 1997................................................................        105
   III--Real Estate and Accumulated Depreciation as of December 31, 1999...........        106

      Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

                        3. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.


EXHIBIT NO.
-----------

   3.12   Amended and Restated Bylaws of Vornado, dated March 2, 2000.
  10.47   Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rent and Fixture
          Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado
          (as Mortgagee).
  10.48   Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, LaSalle Bank National
          Association, ABN Amro Bank N.V. and Midland Loan Services, Inc.
  10.49   Employment Agreement, dated January 22, 2000, between Vornado Realty Trust and Melvyn Blum.
  10.50   First Amended and Restated Promissory Note of Steven Roth, dated November 16, 1999.
  10.51   Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust.
  12.1    Consolidated  Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share
          Dividend Requirements.
  21.1    Subsidiaries of the Registrant.
  23.1    Consent of Independent Auditors to Incorporation by Reference.
  27.1    Financial Data Schedule.

      (b) Reports on Form 8-K and Form 8-K/A

      During the last quarter of the period covered by this Annual Report on Form 10-K the reports on Form 8-K and Form 8-K/A described below were filed.

PERIOD COVERED:
(DATE OF EARLIEST
EVENT REPORTED)                                                ITEMS REPORTED                                 DATE FILED
-----------------                                              --------------                                 ----------
October 19, 1999                        Additional $50 million loan to Alexander's, Inc.                 October 22, 1999

September 3, 1999                       Issuance of Series D-3 Preferred Units and Series D-4            October 25, 1999
                                        Preferred Units of Vornado Realty L.P.
November 24, 1999                       Issuance of Series D-5 Preferred Units of Vornado Realty L.P.    December 23, 1999

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               VORNADO REALTY TRUST

                               BY: /s/ Irwin Goldberg
                                  ----------------------------------------------
                                         Irwin Goldberg, Vice President,
                                            Chief Financial Officer



                               Date: March 7, 2000







      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                         SIGNATURE                                            TITLE                           DATE
                         ---------                                            -----                           ----
                                                             Chairman of the Board of
By:        /s/  Steven Roth                                      Trustees (Principal Executive
   ------------------------------------------------------        Officer)                             March 7, 2000
                (Steven Roth)

By:        /s/  Michael D. Fascitelli
   ------------------------------------------------------
                (Michael D. Fascitelli)                      President and Trustee                    March 7, 2000


By:        /s/  Irwin Goldberg                               Vice President--
   ------------------------------------------------------        Chief Financial Officer              March 7, 2000
                (Irwin Goldberg)


By:        /s/  David Mandelbaum                             Trustee                                  March 7, 2000
   ------------------------------------------------------
                (David Mandelbaum)


By:        /s/  Stanley Simon                                Trustee                                  March 7, 2000
   ------------------------------------------------------
                (Stanley Simon)


By:        /s/  Ronald G. Targan                             Trustee                                  March 7, 2000
   ------------------------------------------------------
                (Ronald G. Targan)


By:        /s/  Richard R. West                              Trustee                                  March 7, 2000
   ------------------------------------------------------
                (Richard R. West)


By:        /s/  Russell B. Wight, Jr.                        Trustee                                  March 7, 2000
   ------------------------------------------------------
                (Russell B. Wight, Jr.)

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS




                 COLUMN A                      COLUMN B       COLUMN C                 COLUMN D                COLUMN E
------------------------------------------   ------------  ---------------  ---------------------------------  --------
                                                BALANCE       ADDITIONS                  DEDUCTIONS            BALANCE
                                             AT BEGINNING  CHARGED AGAINST  ---------------------------------  AT END
DESCRIPTION                                     OF YEAR       OPERATIONS        DESCRIPTION          AMOUNT    OF YEAR
-----------                                  ------------  --------------- -----------------------  ---------  --------
                                                                       (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999:
    Deducted from accounts receivable                                      Uncollectible accounts
      allowance for doubtful accounts.....      $ 3,044         $5,131          written-off            $883    $ 7,292
                                                =======         ======                                 ====    =======
YEAR ENDED DECEMBER 31, 1998:
    Deducted from accounts receivable,                                     Uncollectible accounts
      allowance for doubtful accounts.....      $   658         $2,547          written-off            $161    $ 3,044
                                                =======         ======                                 ====    =======
YEAR ENDED DECEMBER 31, 1997:
    Deducted from accounts receivable,                                     Uncollectible accounts
      allowance for doubtful accounts.....      $   575         $  305          written-off            $222    $   658
                                                =======         ======                                 ====    =======

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------------------------
            COLUMN A             COLUMN B            COLUMN C             COLUMN D                  COLUMN E              COLUMN F
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            GROSS AMOUNT AT WHICH
                                              INITIAL COST TO COMPANY(1)   COSTS          CARRIED AT CLOSE OF PERIOD
                                            ---------------------------- CAPITALIZED    ------------------------------- ACCUMULATED
                                                                         SUBSEQUENT                BUILDINGS            DEPRECIATION
                                                          BUILDINGS AND      TO                      AND                    AND
          DESCRIPTION          ENCUMBRANCES    LAND       IMPROVEMENTS   ACQUISITION    LAND     IMPROVEMENTS  TOTAL(2) AMORTIZATION
          -----------          ------------    ----       ------------   -----------    ----     ------------  -------- ------------

OFFICE BUILDINGS
NEW YORK
  MANHATTAN
     One Penn Plaza             $ 275,000   $   --         $ 412,169      $ 47,008   $  --        $ 459,177   $ 459,177   $ 20,806
     Two Penn Plaza               163,146     53,615         164,903        39,727     53,615       204,630     258,245     14,791
     909 Third Avenue             108,754        --          120,723         3,643         --       124,366     124,366      1,407
     770 Broadway                      --     52,898          95,686        31,744     52,898       127,430     180,328      3,685
     Eleven Penn Plaza             53,129     40,333          85,259         6,835     40,333        92,094     132,427      6,492
     Two Park Avenue               65,000     43,609          69,715           414     43,609        70,129     113,738      5,671
     90 Park Avenue                    --      8,000         175,890        10,407      8,000       186,297     194,297     10,934
     888 Seventh Avenue            55,000        --          117,269         3,479         --       120,748     120,748      3,038
     330 West 34th Street              --        --            8,599           115         --         8,714       8,714        248
     1740 Broadway                     --     26,971         102,890         6,293     26,971       109,183     136,154      7,761
     150 East 58th Street              --     39,303          80,216         3,234     39,303        83,450     122,753      3,746
     866 United Nations Plaza      33,000     32,196          37,534         4,261     32,196        41,795      73,991      3,063
     595 Madison (Fuller               --     62,731          62,888             4     62,731        62,892     125,623        475
     Building)
     640 Fifth Avenue                  --     38,224          25,992        27,113     38,224        53,105      91,329      1,369
     40 Fulton Street                  --     15,732          26,388         1,816     15,732        28,204      43,936      1,301
     689 Fifth Avenue                  --     19,721          13,446            68     19,721        13,514      33,235        474
     20 Broad Street                   --        --           28,760         1,010         --        29,770      29,770      1,058
  WESTCHESTER
     550/600 Mamaroneck Avenue         --        --           21,770           687         --        22,457      22,457        663
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
       Total New York             753,029    433,333       1,650,097       187,858    433,333     1,837,955   2,271,288     86,982
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

  CONNECTICUT
     Westport                       8,000      4,544           9,753           730      4,544        10,483      15,027        497
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
       Total Connecticut            8,000      4,544           9,753           730      4,544        10,483      15,027        497
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

  NEW JERSEY
     Paramus                           --         --           8,345         4,303         --        12,648      12,648      3,223
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
       Total New Jersey                --         --           8,345         4,303         --        12,648      12,648      3,223
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

TOTAL OFFICE BUILDINGS            761,029    437,877       1,668,195       192,891    437,877     1,861,086   2,298,963     90,702
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

SHOPPING CENTERS
  NEW JERSEY
     Bordentown                     3,276 *         498           3,176       1,105        713         4,066       4,779      3,775
     Bricktown                      9,919 *         929           2,175       9,180        929        11,355      12,284      5,033
     Cherry Hill                    9,706 *         915           3,926       3,300        915         7,226       8,141      5,385


-----------------------------------------------------------------------
            COLUMN A              COLUMN G      COLUMN H     COLUMN I
-----------------------------------------------------------------------
                                                          LIFE ON WHICH
                                                          DEPRECIATION
                                                           IN LATEST
                                                            INCOME
                                   DATE OF       DATE      STATEMENT
          DESCRIPTION          CONSTRUCTION(3) ACQUIRED   IS COMPUTED
          -----------          --------------- --------   -----------

OFFICE BUILDINGS
NEW YORK
  MANHATTAN
     One Penn Plaza                 1972         1998      39 Years
     Two Penn Plaza                 1968         1997      39 Years
     909 Third Avenue               1969         1999      39 Years
     770 Broadway                   1907         1998      39 Years
     Eleven Penn Plaza              1923         1997      39 Years
     Two Park Avenue                1928         1998      39 Years
     90 Park Avenue                 1964         1997      39 Years
     888 Seventh Avenue             1980         1999      39 Years
     330 West 34th Street           1925         1998      39 Years
     1740 Broadway                  1950         1997      39 Years
     150 East 58th Street           1969         1998      39 Years
     866 United Nations Plaza       1966         1997      39 Years
     595 Madison (Fuller            1968         1999      39 Years
     Building)
     640 Fifth Avenue               1950         1997      39 Years
     40 Fulton Street               1987         1998      39 Years
     689 Fifth Avenue               1925         1998      39 Years
     20 Broad Street                1956         1998      39 Years
  WESTCHESTER
     550/600 Mamaroneck Avenue   1971/1969       1998      39 Years

       Total New York


  CONNECTICUT
     Westport                       1980         1998      39 Years

       Total Connecticut


  NEW JERSEY
     Paramus                        1967         1987    26 - 40 Years

       Total New Jersey


TOTAL OFFICE BUILDINGS


SHOPPING CENTERS
  NEW JERSEY
     Bordentown                      1958         1958    7 - 40 Years
     Bricktown                       1968         1968    22 - 40 Years
     Cherry Hill                     1964         1964    12 - 40 Years

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------------------------
            COLUMN A             COLUMN B            COLUMN C             COLUMN D                  COLUMN E              COLUMN F
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            GROSS AMOUNT AT WHICH
                                              INITIAL COST TO COMPANY(1)   COSTS          CARRIED AT CLOSE OF PERIOD
                                            ---------------------------- CAPITALIZED    ------------------------------- ACCUMULATED
                                                                         SUBSEQUENT                BUILDINGS            DEPRECIATION
                                                          BUILDINGS AND      TO                      AND                    AND
          DESCRIPTION          ENCUMBRANCES    LAND       IMPROVEMENTS   ACQUISITION    LAND     IMPROVEMENTS  TOTAL(2) AMORTIZATION
          -----------          ------------    ----       ------------   -----------    ----     ------------  -------- ------------


     Delran                         2,848 *      756           3,184         2,213        756         5,397       6,153      3,064
     Dover                          3,635 *      224           2,330         2,497        204         4,847       5,051      3,012
     East Brunswick                 8,205 *      319           3,236         6,569        319         9,805      10,124      5,602
     East Hanover I                11,066 *      376           3,063         3,585        477         6,547       7,024      4,714
     East Hanover II                   --      1,756           8,706            --      1,756         8,706      10,462        272
     Hackensack                        --        536           3,293         7,264        536        10,557      11,093      4,963
     Jersey City                   10,381 *      652           2,962         1,797        652         4,759       5,411      3,767
     Kearny (4)                        --        279           4,429       (1,208)        290         3,210       3,500      1,181
     Lawnside                       5,708 *      851           2,222         1,390        851         3,612       4,463      2,245
     Lodi                           2,420 *      245           9,339            --        245         9,339       9,584         58
     Manalapan                      6,397 *      725           2,447         4,935        725         7,382       8,107      4,019
     Marlton                        5,398 *    1,514           4,671           552      1,611         5,126       6,737      3,816
     Middletown                     7,761 *      283           1,508         3,942        283         5,450       5,733      2,881
     Morris Plains                  6,600 *    1,254           3,140         3,312      1,104         6,602       7,706      4,842
     North Bergen (4)                  --        510           3,390         (955)      2,309           636       2,945        121
     North Plainfield               2,824        500          13,340           354        500        13,694      14,194      4,845
     Totowa                        15,646 *    1,097           5,359        10,941      1,163        16,234      17,397      6,122
     Turnersville                   2,116 *      900           2,132           597        900         2,729       3,629      1,705
     Union                         15,975 *    1,014           4,527         2,802      1,014         7,329       8,343      5,218
     Vineland                       2,358 *      290           1,594         1,253        290         2,847       3,137      1,880
     Watchung (4)                      --        451           2,347         6,855      4,178         5,475       9,653        927
     Woodbridge                     8,792 *      190           3,047           709        220         3,726       3,946      2,996
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
       Total New Jersey           141,031     17,064          99,543        72,989     22,940       166,656     189,596     82,443
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

  NEW YORK
     14th Street and Union
       Square, Manhattan               --     12,566           4,044        15,023     24,079         7,554      31,633        994
     Albany (Menands)                  --        460           1,677         2,703        460         4,380       4,840      2,099
     Buffalo (Amherst)              4,863 *      402           2,019         2,175        636         3,960       4,596      2,672
     Freeport                       8,021 *    1,231           3,273         2,848      1,231         6,121       7,352      2,966
     New Hyde Park                  2,043 *       --              --           126         --           126         126        123
     North Syracuse                    --         --              --            23         --            23          23         23
     Rochester (Henrietta)          2,203 *       --           2,124         1,151         --         3,275       3,275      2,151
     Rochester                      2,832 *      443           2,870           594        443         3,464       3,907      2,522
     Valley Stream (Green Acres)  163,785    140,069          99,586         1,286    140,069       100,872     240,941      5,228
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
       Total New York             183,747    155,171         115,593        25,929    166,918       129,775     296,693     18,778
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------



-----------------------------------------------------------------------
            COLUMN A              COLUMN G      COLUMN H     COLUMN I
-----------------------------------------------------------------------
                                                          LIFE ON WHICH
                                                          DEPRECIATION
                                                           IN LATEST
                                                            INCOME
                                   DATE OF       DATE      STATEMENT
          DESCRIPTION          CONSTRUCTION(3) ACQUIRED   IS COMPUTED
          -----------          --------------- --------   -----------

     Delran                         1972         1972    16 - 40 Years
     Dover                          1964         1964    16 - 40 Years
     East Brunswick                 1957         1957    8 - 33 Years
     East Hanover I                 1962         1962    9 - 40 Years
     East Hanover II                1979         1998      40 Years
     Hackensack                     1963         1963    15 - 40 Years
     Jersey City                    1965         1965    11 - 40 Years
     Kearny (4)                     1938         1959    23 - 29 Years
     Lawnside                       1969         1969    17 - 40 Years
     Lodi                           1999         1975      40 Years
     Manalapan                      1971         1971    14 - 40 Years
     Marlton                        1973         1973    16 - 40 Years
     Middletown                     1963         1963    19 - 40 Years
     Morris Plains                  1961         1985    7 - 19 Years
     North Bergen (4)               1993         1959      30 Years
     North Plainfield               1955         1989    21 - 30 Years
     Totowa                      1957/1999       1957    19 - 40 Years
     Turnersville                   1974         1974    23 - 40 Years
     Union                          1962         1962    6 - 40 Years
     Vineland                       1966         1966    18 - 40 Years
     Watchung (4)                   1994         1959    27 - 30 Years
     Woodbridge                     1959         1959    11 - 40 Years

       Total New Jersey


  NEW YORK
     14th Street and Union
       Square, Manhattan            1965         1993    36 - 39 Years
     Albany (Menands)               1965         1965    22 - 40 Years
     Buffalo (Amherst)              1968         1968    13 - 40 Years
     Freeport                       1981         1981    15 - 40 Years
     New Hyde Park                  1970         1976    6 - 10 Years
     North Syracuse                 1967         1976    11 - 12 Years
     Rochester (Henrietta)          1971         1971    15 - 40 Years
     Rochester                      1966         1966    10 - 40 Years
     Valley Stream (Green Acres)    1956         1997    39 - 40 Years

       Total New York

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------------------------
            COLUMN A             COLUMN B            COLUMN C             COLUMN D                  COLUMN E              COLUMN F
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            GROSS AMOUNT AT WHICH
                                              INITIAL COST TO COMPANY(1)   COSTS          CARRIED AT CLOSE OF PERIOD
                                            ---------------------------- CAPITALIZED    ------------------------------- ACCUMULATED
                                                                         SUBSEQUENT                BUILDINGS            DEPRECIATION
                                                          BUILDINGS AND      TO                      AND                    AND
          DESCRIPTION          ENCUMBRANCES    LAND       IMPROVEMENTS   ACQUISITION    LAND     IMPROVEMENTS  TOTAL(2) AMORTIZATION
          -----------          ------------    ----       ------------   -----------    ----     ------------  -------- ------------




  PENNSYLVANIA
     Allentown                      7,696 *       70           3,446        10,226        334        13,408      13,742      5,422
     Bensalem (4)                   3,967 *    1,198           3,717         1,453      2,727         3,641       6,368      1,265
     Bethlehem                         --        278           1,806         3,904        278         5,710       5,988      3,592
     Broomall                       3,260 *      734           1,675         1,538        850         3,097       3,947      2,100
     Glenolden                      4,245 *      850           1,295           736        850         2,031       2,881      1,111
     Lancaster                      2,312 *      606           2,312         2,642        606         4,954       5,560      3,222
     Levittown                      2,283 *      193           1,231            88        193         1,319       1,512      1,172
     10th and Market
       Streets, Philadelphia           --        933           3,230         5,670        933         8,900       9,833      1,175
     Upper Moreland                 3,517 *      683           2,497           564        683         3,061       3,744      1,994
     York                           1,463 *      421           1,700         1,204        409         2,916       3,325      1,797
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
       Total Pennsylvania          28,743      5,966          22,909        28,025      7,863        49,037      56,900     22,850
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

  MARYLAND
     Baltimore (Belair Rd.)            --        785           1,333         3,419        785         4,752       5,537      3,096
     Baltimore (Towson)             5,779 *      581           2,756           690        581         3,446       4,027      2,251
     Baltimore (Dundalk)            4,084 *      667           1,710         3,190        667         4,900       5,567      2,940
     Glen Burnie                    2,299 *      462           1,741         1,486        462         3,227       3,689      1,863
     Hagerstown                        --        168           1,453           867        168         2,320       2,488      1,459
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
       Total Maryland              12,162      2,663           8,993         9,652      2,663        18,645      21,308     11,609
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

  CONNECTICUT
     Newington                      3,042 *      502           1,581           760        502         2,341       2,843      1,620
     Waterbury                      3,889 *       --           2,103         1,441        667         2,877       3,544      1,882
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
       Total Connecticut            6,931        502           3,684         2,201      1,169         5,218       6,387      3,502
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

  MASSACHUSETTS
     Chicopee                       1,999 *      510           2,031           358        510         2,389       2,899      1,848
     Springfield (4)                   --        505           1,657           817      2,586           393       2,979         86
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
       Total Massachusetts          1,999      1,015           3,688         1,175      3,096         2,782       5,878      1,934
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

  TEXAS
  Dallas
     Lewisville (5)                   764 *    2,433           2,271           676      2,469         2,911       5,380        934
     Mesquite (5)                   3,445 *    3,414           4,704         1,331      3,395         6,054       9,449      1,870
     Skillman (5)                   1,987 *    3,714           6,891         1,161      3,714         8,052      11,766      2,455
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
       Total Texas                  6,196      9,561          13,866         3,168      9,578        17,017      26,595      5,259
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

-----------------------------------------------------------------------
            COLUMN A              COLUMN G      COLUMN H     COLUMN I
-----------------------------------------------------------------------
                                                          LIFE ON WHICH
                                                          DEPRECIATION
                                                           IN LATEST
                                                            INCOME
                                   DATE OF       DATE      STATEMENT
          DESCRIPTION          CONSTRUCTION(3) ACQUIRED   IS COMPUTED
          -----------          --------------- --------   -----------


  PENNSYLVANIA
     Allentown                        1957       1957   20 - 42 Years
     Bensalem (4)                  1972/1999     1972     40 Years
     Bethlehem                        1966       1966   9 - 40 Years
     Broomall                         1966       1966   9 - 40 Years
     Glenolden                        1975       1975   18 - 40 Years
     Lancaster                        1966       1966   12 - 40 Years
     Levittown                        1964       1964   7 - 40 Years
     10th and Market
       Streets, Philadelphia          1977       1994   27 - 30 Years
     Upper Moreland                   1974       1974   15 - 40 Years
     York                             1970       1970   15 - 40 Years

       Total Pennsylvania


  MARYLAND
     Baltimore (Belair Rd.)           1962       1962   10 - 33 Years
     Baltimore (Towson)               1968       1968   13 - 40 Years
     Baltimore (Dundalk)              1966       1966   12 - 40 Years
     Glen Burnie                      1958       1958   16 - 33 Years
     Hagerstown                       1966       1966   9 - 40 Years

       Total Maryland


  CONNECTICUT
     Newington                        1965       1965   9 - 40 Years
     Waterbury                        1969       1969   21 - 40 Years

       Total Connecticut


  MASSACHUSETTS
     Chicopee                         1969       1969   13 - 40 Years
     Springfield (4)                  1993       1966   28 - 30 Years

       Total Massachusetts


  TEXAS
  Dallas
     Lewisville (5)                   1989       1990   25 - 30 Years
     Mesquite (5)                     1988       1990   24 - 30 Years
     Skillman (5)                     1988       1990   26 - 30 Years

       Total Texas

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------------------------
            COLUMN A             COLUMN B            COLUMN C             COLUMN D                  COLUMN E              COLUMN F
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            GROSS AMOUNT AT WHICH
                                              INITIAL COST TO COMPANY(1)   COSTS          CARRIED AT CLOSE OF PERIOD
                                            ---------------------------- CAPITALIZED    ------------------------------- ACCUMULATED
                                                                         SUBSEQUENT                BUILDINGS            DEPRECIATION
                                                          BUILDINGS AND      TO                      AND                    AND
          DESCRIPTION          ENCUMBRANCES    LAND       IMPROVEMENTS   ACQUISITION    LAND     IMPROVEMENTS  TOTAL(2) AMORTIZATION
          -----------          ------------    ----       ------------   -----------    ----     ------------  -------- ------------




  PUERTO RICO (SAN JUAN)
     Montehiedra                   61,618      9,182          66,701           231      9,182        66,932      76,114      4,569
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

TOTAL SHOPPING CENTERS            442,427    201,124         334,977       143,370    223,409       456,062     679,471    150,944
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

MERCHANDISE MART PROPERTIES
  ILLINOIS
     Merchandise Mart,
       Chicago                    250,000     64,528         319,146        12,472     64,528       331,618     396,146     14,839
     Apparel Center,
       Chicago                     40,000     14,238          67,008        19,417     14,238        86,425     100,663      3,989

  WASHINGTON D.C.
     Washington Office Center      49,537     10,719          69,658           154     10,719        69,812      80,531      3,100
     Washington Design Center      23,932     12,274          40,662         3,150     12,274        43,812      56,086      2,066
     Other                             --      9,174           6,273            61      9,174         6,334      15,508        276

  NORTH CAROLINA
     Market Square Complex,
       High Point                  42,758     11,969          85,478        15,882     11,969       101,360     113,329      2,285
     National Furniture Mart,
       High Point                  13,695      1,069          16,761            52      1,069        16,813      17,882        454

                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
TOTAL MERCHANDISE MART            419,922    123,971         604,986        51,188    123,971       656,174     780,145     27,009
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

WAREHOUSE/INDUSTRIAL
  NEW JERSEY
     East Brunswick                    --         --           4,772         2,867         --         7,639       7,639      4,367
     East Hanover                   8,210 *      576           7,752         7,226        691        14,863      15,554     10,204
     Edison                         2,455 *      705           2,839         1,350        705         4,189       4,894      2,324
     Garfield                          --         96           8,068         4,872         96        12,940      13,036      9,546
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
TOTAL WAREHOUSE/INDUSTRIAL         10,665      1,377          23,431        16,315      1,492        39,631      41,123     26,441
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

OTHER PROPERTIES
  NEW JERSEY
     Montclair                         --         66             470           330         66           800         866        539
     Rahway                            --         --                            25         --            25          25         25
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
       Total New Jersey                --         66             470           355         66           825         891        564
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

-----------------------------------------------------------------------
            COLUMN A              COLUMN G      COLUMN H     COLUMN I
-----------------------------------------------------------------------
                                                          LIFE ON WHICH
                                                          DEPRECIATION
                                                           IN LATEST
                                                            INCOME
                                   DATE OF       DATE      STATEMENT
          DESCRIPTION          CONSTRUCTION(3) ACQUIRED   IS COMPUTED
          -----------          --------------- --------   -----------


  PUERTO RICO (SAN JUAN)
     Montehiedra                    1996          1997      40 Years


TOTAL SHOPPING CENTERS


MERCHANDISE MART PROPERTIES
  ILLINOIS
     Merchandise Mart,
       Chicago                      1930          1998      40 Years
     Apparel Center,
       Chicago                      1977          1998      40 Years

  WASHINGTON D.C.
     Washington Office Center       1990          1998      40 Years
     Washington Design Center       1919          1998      40 Years
     Other                                        1998      40 Years

  NORTH CAROLINA
     Market Square Complex,
       High Point                  1902-1989      1998      40 Years
     National Furniture Mart,
       High Point                    1964         1998      40 Years


TOTAL MERCHANDISE MART


WAREHOUSE/INDUSTRIAL
  NEW JERSEY
     East Brunswick                  1972         1972    18 - 40 Years
     East Hanover                  1963-1967      1963    7 - 40 Years
     Edison                          1954         1982    12 - 25 Years
     Garfield                        1942         1959    11 - 33 Years

TOTAL WAREHOUSE/INDUSTRIAL


OTHER PROPERTIES
  NEW JERSEY
     Montclair                       1972         1972     4 -15 Years
     Rahway                          1972         1972      14 Years

       Total New Jersey

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
            COLUMN A             COLUMN B            COLUMN C             COLUMN D                  COLUMN E              COLUMN F
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            GROSS AMOUNT AT WHICH
                                              INITIAL COST TO COMPANY(1)   COSTS          CARRIED AT CLOSE OF PERIOD
                                            ---------------------------- CAPITALIZED    ------------------------------- ACCUMULATED
                                                                         SUBSEQUENT                BUILDINGS            DEPRECIATION
                                                          BUILDINGS AND      TO                      AND                    AND
          DESCRIPTION          ENCUMBRANCES    LAND       IMPROVEMENTS   ACQUISITION    LAND     IMPROVEMENTS  TOTAL(2) AMORTIZATION
          -----------          ------------    ----       ------------   -----------    ----     ------------  -------- ------------



  NEW YORK
     Hotel Pennsylvania
       (Commercial)                47,761     12,542          51,047            --     12,542        51,047      63,589      2,889
     1135 Third Avenue                 --      7,844           7,844            --      7,844         7,844      15,688        392
     Riese                             --     19,276           7,348            21     19,276         7,369      26,645        472
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------
       Total New York              47,761     39,662          66,239            21     39,662        66,260     105,922      3,753
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

TOTAL OTHER PROPERTIES             47,761     39,728          66,709           376     39,728        67,085     106,813      4,317
                                ---------  ---------     -----------     ---------  ---------   ----------- -----------   --------

LEASEHOLD IMPROVEMENTS
   AND EQUIPMENT                                                            14,992                   14,992      14,992      9,129
                                                                         ---------              ----------- -----------   --------

TOTAL --
   DECEMBER 31, 1999          $ 1,681,804  $ 804,077     $ 2,698,298     $ 419,132  $ 826,477   $ 3,095,030 $ 3,921,507   $ 308,542
                              ===========  =========     ===========     =========  =========   =========== ===========   =========

-----------------------------------------------------------------------
            COLUMN A              COLUMN G      COLUMN H     COLUMN I
-----------------------------------------------------------------------
                                                          LIFE ON WHICH
                                                          DEPRECIATION
                                                           IN LATEST
                                                            INCOME
                                   DATE OF       DATE      STATEMENT
          DESCRIPTION          CONSTRUCTION(3) ACQUIRED   IS COMPUTED
          -----------          --------------- --------   -----------


  NEW YORK
     Hotel Pennsylvania             1919         1997      40 Years
       (Commercial)                              1997      40 Years
     1135 Third Avenue           1911-1987       1997      39 Years
     Riese

       Total New York


TOTAL OTHER PROPERTIES


LEASEHOLD IMPROVEMENTS                                   3 - 20 Years
   AND EQUIPMENT


TOTAL --
   DECEMBER 31, 1999


















* These encumbrances are cross collateralized under a blanket mortgage in the amount of $224,865 at December 31, 1999 which was repaid as part of a $500,000 financing completed on March 1, 2000.


Notes:

1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date -- see Column H.
2) The net basis of the company's assets and liabilities
     for tax purposes is approximately $1,617,000 lower than the amount reported for financial statement purposes.
3) Date of original construction -- many properties have had substantial renovation or additional construction -- see Column D.
4) Buildings on these properties were demolished. As a result, the cost of the buildings and improvements, net of accumulated depreciation, were transferred to land. In addition, the cost of the land in Kearny is net of a $1,615 insurance recovery.
5)   Properties were sold subsequent to December 31, 1999.

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (AMOUNTS IN THOUSANDS)

      The following is a reconciliation of real estate assets and accumulated depreciation:

                                                              YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                      1999             1998            1997
                                                  ----------       ----------        --------
Real Estate
   Balance at beginning of period.............   $  3,315,891    $   1,564,093     $   397,298
   Additions during the period:
     Land.....................................         83,153          308,261         374,996
     Buildings & improvements.................        522,463        1,464,595         792,397
                                                 ------------     ------------     -----------

                                                    3,921,507        3,336,949       1,564,691
   Less: Cost of assets written-off...........             --           21,058             598
                                                 ------------     ------------     -----------
   Balance at end of period...................   $  3,921,507     $  3,315,891     $ 1,564,093
                                                 ============     ============     ===========
ACCUMULATED DEPRECIATION
   Balance at beginning of period                $    226,816     $    173,434     $   151,049
   Additions charged to operating expenses....         81,726           59,227          22,983
                                                 ------------     ------------     -----------
                                                      308,542          232,661         174,032
   Less: Accumulated depreciation on assets
     written-off..............................             --            5,845             598
                                                 ------------     ------------     -----------

   Balance at end of period...................   $    308,542     $    226,816     $   173,434
                                                 ============     ============     ===========

                                  EXHIBIT INDEX

EXHIBIT
   NO.
-------

3.1      --  Amended and Restated Declaration of Trust of Vornado, amended
             April 3, 1997--Incorporated by reference to Exhibit 3.1 of Vornado's Registration Statement on Form S-8 (File No.
             333-29011), filed on June 12, 1997..........................    *

3.2      --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated April 22, 1998 (File
             No. 001-11954), filed on April 28, 1998.....................    *

3.3      --  Articles Supplementary Classifying Vornado's $3.25 Series A
             Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.1 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File
             No. 001-11954), filed on April 8, 1997......................    *

3.4      --  Articles Supplementary Classifying Vornado's Series D-1 8.5%
             Cumulative Redeemable Preferred Shares of Beneficial Interest,
             no par value (the "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on
             November 30, 1998............................................   *

3.5      --  Articles Supplementary Classifying Additional Series D-1
             Preferred Shares - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998
             (File No. 001-11954), filed on February 9, 1999..............   *

3.6      --  Articles Supplementary Classifying 8.5% Series B Cumulative
             Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17,
             1999.........................................................   *

3.7      --  Articles Supplementary Classifying Vornado's Series C
             Preferred Shares - Incorporated by reference to Exhibit 3.7 of Vornado's Registration Statement on Form 8-A (File No.
             001-11954), filed on May 19, 1999............................   *

3.8      --  Articles Supplementary Classifying Vornado Realty Trust's
             Series D-2 Preferred Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File
             No. 001-11954), filed on July 7, 1999........................   *

3.9      --  Articles Supplementary Classifying Vornado's Series D-3
             Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated September 3, 1999
             (File No. 001-11954), filed on October 25, 1999...............  *

3.10     --  Articles Supplementary Classifying Vornado's Series D-4
             Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated September 3, 1999
             (File No. 001-11954), filed on October 25, 1999...............  *

---------------------
          *    Incorporated by reference

EXHIBIT
   NO.
-------

3.11     --  Articles Supplementary Classifying Vornado's Series D-5
             Preferred Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23,
             1999......................................................      *

3.12     --  Amended and Restated Bylaws of Vornado, as amended on March 2,
             2000

3.13     --  Second Amended and Restated Agreement of Limited Partnership
             of the Operating Partnership, dated as of October 20, 1997 - Incorporated by reference to Exhibit 3.4 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997 filed on
             March 31, 1998 (the "1997 10-K")...........................     *

3.14     --  Amendment to Second Amended and Restated Agreement of Limited
             Partnership of Vornado Realty L.P., dated as of December 16, 1997--Incorporated by reference to Exhibit 3.5 of the 1997 10-K.*

3.15     --  Second Amendment to Second Amendment and Restated Agreement of
             Limited Partnership of the Operating Partnership of the
             Operating Partnership, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998.....  *

3.16     --  Third Amendment to Second Amended and Restated Agreement of
             Limited Partnership of the Operating Partnership, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 12, 1998
             (File No. 001-11954), filed on November 30, 1998............... *

3.17     --  Fourth Amendment to Second Amended and Restated Agreement of
             Limited Partnership of the Operating Partnership, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998
             (File No. 001-11954), filed on February 9, 1999................ *

3.18     --  Exhibit A, dated as of December 22, 1998, to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998
             (File No. 001-11954), filed on February 9, 1999................ *

3.19     --  Fifth Amendment to Second Amended and Restated Agreement of
             Limited Partnership of the Operating Partnership, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File
             No. 001-11954), filed on March 17, 1999........................ *

3.20     --  Exhibit A to Second Amended and Restated Agreement of Limited
             Partnership of the Operating Partnership, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No.
             001-11954), filed on March 17, 1999............................ *

3.21     --  Sixth Amendment to Second Amended and Restated Agreement of
             Limited Partnership of Vornado Realty L.P., dated as of March
             17, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
             001-11954), filed on July 7, 1999.............................. *

---------------------
          *    Incorporated by reference

EXHIBIT
   NO.
-------

3.22     --  Seventh Amendment to Second Amended and Restated Agreement of
             Limited Partnership of Vornado Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
             001-11954), filed on July 7, 1999................................ *

3.23     --  Eighth Amendment to Second Amended and Restated Agreement of
             Limited Partnership of Vornado Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
             001-11954), filed on July 7, 1999................................ *

3.24     --  Ninth Amendment to Second Amended and Restated Agreement of
             Limited Partnership of Vornado Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No.
             001-11954), filed on October 25, 1999............................ *

3.25     --  Tenth Amendment to Second Amended and Restated Agreement of
             Limited Partnership of Vornado Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No.
             001-11954), filed on October 25, 1999............................ *

3.26     --  Eleventh Amendment to Second Amended and Restated Agreement of
             Limited Partnership of Vornado Realty L.P., dated as of
             November 24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 24, 1999
             (File No. 001-11954), filed on December 23, 1999................. *

4.1      --  Instruments defining the rights of security holders (see
             Exhibits 3.1 through 3.15 of this Annual Report on Form 10-K)

4.2      --  Indenture dated as of November 24, 1993 between Vornado
             Finance Corp. and Bankers Trust Company, as Trustee -
             Incorporated by reference to Vornado's current Report on Form 8-K dated November 24, 1993 (File No. 001-11954), filed December 1,
             1993............................................................. *

4.3      --  Specimen certificate representing Vornado's Common Shares of
             Beneficial Interest, par value  $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration Statement on Form S-3 (File No. 33-62395), filed on October 26,
             1995............................................................. *

4.4      --  Specimen certificate representing Vornado's $3.25 Series A
             Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File
             No. 001-11954), filed on April 8, 1997........................... *

4.5      --  Specimen certificate evidencing Vornado's Series B 8.5%
             Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 of Vornado's
             Registration Statement on Form 8-A (File No. 001-11954), filed on
             March 15, 1999................................................... *

4.6      --  Specimen certificate evidencing Vornado's 8.5% Series C
             Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's
             Registration Statement on Form 8-A (File No. 001-11954), filed
             May 19, 1999..................................................... *

10.1     --  Second Amendment, dated as of June 12, 1997, to Vornado's 1993
             Omnibus Share Plan, as amended - Incorporated by reference to Vornado's Registration Statement on Form S-8 (File No. 333-29011)
             filed on June 12, 1997........................................... *


---------------------
          *    Incorporated by reference

EXHIBIT
   NO.
-------

10.2     --  Master Agreement and Guaranty, between Vornado, Inc. and
             Bradlees New Jersey, Inc. dated as of May 1, 1992 -
             Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended March 31, 1992 (File No. 001-11954), filed
             May 8, 1992.......................................................*

10.3**   --  Mortgage, Security Agreement, Assignment of Leases and Rents
             and Fixture Filing dated as of November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado Finance
             Corp., as mortgagee - Incorporated by reference to Vornado's
             Current Report on Form 8-K dated November 24, 1993 (File No.
             001-11954), filed December 1, 1993................................*

10.4**   --  1985 Stock Option Plan as amended - Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended
             May 2, 1987 (File No. 001-11954), filed June 9,
             1987..............................................................*

10.5**   --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985
             Stock Option Plan - Incorporated by reference to Vornado's
             Quarterly Report on Form 10-Q for quarter ended October 26, 1985
             (File No. 001-11954), filed December 9, 1985......................*

10.6**   --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985
             Stock Option Plan--Incorporated by reference to Vornado's
             Quarterly Report on Form 10-Q for quarter ended May 2, 1987 (File
             No. 001-11954), filed June 9, 1987................................*

10.7**   --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985
             Stock Option Plan--Incorporated by reference to Vornado's
             Quarterly Report on Form 10-Q for quarter ended October 26, 1985
             (File No. 001-11954), filed December 9, 1985......................*

10.8**   --  Employment Agreement between Vornado Realty Trust and Joseph
             Macnow dated January 1, 1998 - Incorporated by reference to
             Exhibit 10.7 of Vornado's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1998 (File No. 001-11954), filed
             November 12, 1998.................................................*

10.9**   --  Employment Agreement between Vornado Realty Trust and Richard
             Rowan dated January 1, 1998 - Incorporated by reference to
             Exhibit 10.8 of Vornado's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1998 (File No. 001-11954), filed
             November 12, 1998.................................................*

10.10**  --  Employment Agreement between Vornado Realty Trust and Irwin
             Goldberg, dated December 11, 1997 - Incorporated by reference to Exhibit 10.10 of Vornado's Annual Report on Form 10-K/A for
             the year ended December 31, 1997 (File No. 001-11954), filed on
             April 14, 1998....................................................*

10.11**  --  Employment Agreement between Vornado Realty Trust and Michael
             D. Fascitelli dated December 2, 1996 - Incorporated by
             reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11954), filed March 13,
             1997..............................................................*

10.12    --  Promissory Notes from Steven Roth to Vornado, Inc. dated
             December 29, 1992 and January 15, 1993 - Incorporated by
             reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16,
             1993..............................................................*

10.13    --  Registration Rights Agreement between Vornado, Inc. and Steven
             Roth Dated December 29, 1992 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
             31, 1992 (File No. 001-11954), filed February 16, 1993............*


---------------------
          *    Incorporated by reference
          **   Management contract or compensatory plan

EXHIBIT
   NO.
-------

10.14    --  Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 - Incorporated by reference to
             Vornado's Annual Report on Form 10-K for the year ended December
             31, 1992 (File No. 001-11954), filed February 16, 1993..........  *

10.15    --  Promissory Note from Steven Roth to Vornado Realty Trust dated
             April 15, 1993 and June 17, 1993 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
             31, 1993 (File No. 001-11954), filed March 24, 1994.............  *

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
             Vornado, Inc. dated July 13, 1992 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
             31, 1992 (File No. 001-11954), filed February 16, 1993..........  *

10.19    --  Real Estate Retention Agreement between Vornado, Inc., Keen
             Realty Consultants, Inc. and Alexander's, Inc., dated as of
             July 20, 1992 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File
             No. 001-11954), filed February 16, 1993.........................  *

10.20    --  Amendment to Real Estate Retention Agreement dated February 6,
             1995 - Incorporated by reference to Vornado's Annual Report on
             Form 10-K for the year ended December 31, 1994 (File No.
             001-11954), filed March 23, 1995................................  *

10.21    --  Stipulation between Keen Realty Consultants Inc. and Vornado
             Realty Trust re: Alexander's Retention Agreement - Incorporated
             by reference to Vornado's annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-11954), filed March 24,
             1994............................................................  *

10.22    --  Stock Purchase Agreement, dated February 6, 1995, among
             Vornado Realty Trust and Citibank, N.A. Incorporated by
             reference to Vornado's Current Report on Form 8-K dated February
             6, 1995 (File No. 001-11954), filed February 21, 1995...........  *

10.23    --  Management and Development Agreement, dated as of February 6,
             1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed
             February 21, 1995...............................................  *

10.24    --  Standstill and Corporate Governance Agreement, dated as of
             February 6, 1995 - Incorporated by reference to Vornado's
             Current Report on Form 8-K dated February 6, 1995 (File No.
             001-11954), filed February 21, 1995.............................  *

10.25    --  Credit Agreement, dated as of March 15, 1995, among
             Alexander's Inc., as borrower, and Vornado Lending Corp., as lender - Incorporated by reference from Annual Report on Form
             10-K for the year ended December 31, 1994 (File No. 001 - 11954), filed March 23, 1995............................................  *

10.26    --  Subordination and Intercreditor Agreement, dated as of March
             15, 1995 among Vornado Lending Corp., Vornado Realty Trust and First Fidelity Bank, National Association - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed March 23,
             1995............................................................  *


---------------------
          *    Incorporated by reference

EXHIBIT
   NO.
-------

10.27    --  Revolving Credit Agreement dated as of February 27, 1995 among
             Vornado Realty Trust, as borrower, and Union Bank of
             Switzerland, as Bank and Administrative Agent - Incorporated by reference to Exhibit 10(F)9 of Vornado's Annual Report on Form
             10-K for the year ended December 31, 1994 (File No. 001-11954),
             filed March 23, 1995 ..........................................   *

10.28    --  Form of Intercompany Agreement between Vornado Realty L.P. and
             Vornado Operating, Inc. -Incorporated by reference to Exhibit
             10.1 of Amendment No. 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No. 333-40701), filed on January 23,
             1998 .........................................................    *

10.29    --  Form of Revolving Credit Agreement between Vornado Realty L.P.
             and Vornado Operating, Inc., together with related form of Note
             - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11
             (File No.333-40701) ..........................................    *

10.30    --  Amended and Restated Revolving Credit Agreement, dated as of
             February 23, 1998, between Vornado Realty L.P., as Borrower, Vornado Realty Trust, as General Partner and Union Bank of Switzerland (New York Branch), as Bank, the other banks signatory hereto, each as a bank, Union Bank of Switzerland (New York Branch), as Administrative Agent and Citicorp Real Estate, Inc., The Chase Manhattan Bank and Nationsbank, as Syndication Agents -
             Incorporated by reference to Exhibit 10.29 of the 1997 10-K ..    *

10.31    --  Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed
             on April 30, 1997 ............................................    *

10.32    --  Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, the Mendik Company, L.P., and
             Bernard H. Mendik - Incorporated by reference to Exhibit 10.3 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed
             on April 30, 1997 ............................................    *

10.33    --  Employment Agreement, dated as of April 15, 1997, by and among
             Vornado Realty Trust, The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to Exhibit 10.4 of
             Vornado's Current Report on Form 8-K (File No. 001-11954), filed
             on April 30, 1997. ...........................................    *

10.34    --  Agreement, dated September 28, 1997, between Atlanta Parent
             Incorporated, Portland Parent Incorporated and Crescent Real
             Estate Equities, Limited Partnership - Incorporated by reference to Exhibit 99.6 of Vornado's Current Report on Form 8-K (File No.
             001-11954), filed on October 8, 1997 .........................    *

10.35    --  Contribution Agreement between Vornado Realty Trust, Vornado
             Realty L.P. and The Contributors Signatory - thereto -
             Merchandise Mart Properties, Inc. (DE) and Merchandise Mart Enterprises, Inc. Incorporated by reference to Exhibit 10.34 of Vornado's Annual Report on Form 10-K/A for the year ended
             December 31, 1997 (File No. 001-11954), filed on April 8,
             1998 .........................................................    *

10.36    --  Sale Agreement executed November 18, 1997, and effective
             December 19, 1997, between MidCity Associates, a New York partnership, as Seller, and One Penn Plaza LLC, a New York
             Limited liability company; as purchaser. Incorporated by
             reference to Exhibit 10.35 of Vornado's Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954),
             filed on April 8, 1998 .......................................    *

10.37    --  Promissory Notes from Michael D. Fascitelli to Vornado Realty
             Trust dated March 2, 1998 and April 30, 1998. Incorporated by reference to Exhibit 10.37 of Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001-11954),
             filed May 13, 1998 ...........................................    *


---------------------
          *    Incorporated by reference

EXHIBIT
   NO.
-------

10.38    --  Credit Agreement dated as of June 22, 1998 among One Penn
             Plaza, LLC, as Borrower, The Lenders Party Hereto, The Chase Manhattan Bank, as Administrative Agent Incorporated by reference to Exhibit 10 of Vornado's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11954), filed August
             13, 1998......................................................... *

10.39    --  Registration Rights Agreement, dated as of April 1, 1998 between Vornado and the Unit Holders named herein -
             Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado's Registration Statement on Form S-3 (File No.
             333-50095), filed on May 6, 1998................................. *

10.40    --  Underwriting Agreement, dated April 9, 1998, among Vornado,
             Vornado Realty L.P. and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated April 9, 1998 (File No. 001-11954), filed on April 16,
             1998............................................................. *

10.41    --  Pricing Agreement, dated April 9, 1998, between Vornado and
             Goldman, Sachs & Co. - Incorporated by reference to Exhibit 1.2 of Vornado's Current Report on Form 8-K, dated April 9, 1998
             (File No. 001-11954), filed on April 16, 1998.................... *

10.42    --  Underwriting Agreement, dated April 23, 1998, among Vornado,
             Vornado Realty L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated - Incorporated by reference to Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated April 22, 1998 (File
             No. 001-11954), filed on April 28, 1998.......................... *

10.43    --  Registration Rights Agreement, dated as of August 5, 1998 between Vornado and the Unit Holders named therein -
             Incorporated by reference to Exhibit 10.1 of Vornado's
             Registration Statement on Form S-3 (File No. 333-89667), filed on
             October 25, 1999................................................. *

10.44    --  Registration Rights Agreement, dated as of July 23, 1998 between Vornado and the Unit Holders named therein -
             Incorporated by reference to Exhibit 10.2 of Vornado's
             Registration Statement on Form S-3 (File No. 333-89667), filed on
             October 25, 1999................................................. *

10.45    --  Underwriting Agreement, dated March 12, 1999, among Vornado,
             Vornado Realty L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated - Incorporated by reference to Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File
             No. 001-11954), filed on March 17, 1999.......................... *

10.46    --  Underwriting Agreement, dated May 17, 1999, among Vornado
             Realty Trust, Vornado Realty L.P., Salomon Smith Barney Inc.
             and the other underwriters named therein - Incorporated by reference to Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated May 17, 1999 (File No. 001-11954), filed on May 26,
             1999............................................................. *

10.47    --  Consolidated and Restated Mortgage, Security Agreement,
             Assignment of Leases and Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado (as Mortgagee)

10.48    --  Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, Lasalle Bank National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc.

10.49    --  Employment Agreement, dated January 22, 2000, between Vornado
             Realty Trust and Melvyn Blum

10.50    --  First Amended and Restated Promissory Note of Steven Roth,
             dated November 16, 1999

10.51    --  Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust

12       --  Consolidated Ratios of Earnings to Fixed Charges and Combined
             Fixed Charges and Preferred Share Dividend Requirements


---------------------
          *    Incorporated by reference

EXHIBIT
   NO.
-------

13       --  Not applicable

16       --  Not applicable

18       --  Not applicable

19       --  Not applicable

21       --  Subsidiaries of the Registrant

22       --  Not applicable

23       --  Consent of independent auditors

25       --  Not applicable

27       --  Financial Data Schedule

29       --  Not applicable