Form 10-Q
period 2000-03-31
VORNADO REALTY TRUST
filed 2000-05-05
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 27



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                 MARCH 31, 2000
                                ------------------------------------------------

                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number: 1-11954
                        --------------------------------------------------------

                              VORNADO REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     MARYLAND                                 22-1657560
----------------------------------------------------   ------------------------
   (State or other jurisdiction of incorporation           (I.R.S. Employer
                 or organization)                       Identification Number)


  PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY              07663
---------------------------------------------------    -------------------------
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

                                 [X] Yes [ ] No


        As of May 1, 2000, 86,541,288 common shares of the registrant's shares of beneficial interest outstanding.

                                      INDEX




PART I.                FINANCIAL INFORMATION:
                       ----------------------

             Item 1.   Financial Statements:                                                           Page Number
                                                                                                       -----------

                       Consolidated Balance Sheets as of March 31, 2000 and
                       December 31, 1999............................................................        3

                       Consolidated Statements of Income for the Three Months
                       Ended March 31, 2000 and March 31, 1999......................................        4

                       Consolidated Statements of Cash Flows for the Three Months
                       Ended March 31, 2000 and March 31, 1999......................................        5

                       Notes to Consolidated Financial Statements...................................        6

             Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations....................................................        15

             Item 3.   Quantitative and Qualitative Disclosures About Market Risks..................        24



PART II.               OTHER INFORMATION:
                       ------------------

             Item 1.   Legal Proceedings............................................................        25

             Item 6.   Exhibits and Reports on Form 8-K.............................................        25

Signatures             .............................................................................        26

Exhibit Index          .............................................................................        27

PART I. FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)


                                                                          MARCH 31,               DECEMBER 31,
                                                                            2000                      1999
                                                                       -----------------        ---------------

ASSETS

Real estate, at cost:
      Land.....................................................        $         820,433        $       826,477
      Buildings and improvements...............................                3,104,975              3,080,174
      Leasehold improvements and equipment.....................                   16,251                 14,856
                                                                       -----------------        ---------------
                    Total......................................                3,941,659              3,921,507
      Less accumulated depreciation and amortization...........                 (325,127)              (308,542)
                                                                       -----------------        ---------------
      Real estate, net.........................................                3,616,532              3,612,965

Cash and cash equivalents, including U.S. government
      obligations under repurchase agreements of $49,205 and
      $43,675..................................................                  104,706                112,630
Escrow deposits and restricted cash............................                   31,626                 30,571
Marketable securities..........................................                  171,966                106,503
Investments and advances to partially-owned entities, including
      Alexander's of $158,449 and $159,148.....................                1,355,662              1,315,387
Due from officers .............................................                   18,293                 17,190
Accounts receivable, net of allowance for doubtful accounts of
      $8,311 and $7,292 .......................................                   32,244                 36,408
Notes and mortgage loans receivable............................                   55,751                 49,719
Receivable arising from the straight-lining of rents...........                   87,408                 79,298
Deposits in connection with real estate acquisitions...........                    5,583                  8,128
Other assets...................................................                  150,238                110,419
                                                                       -----------------        ---------------






TOTAL ASSETS...................................................        $       5,630,009        $     5,479,218
                                                                       =================        ===============



                                                                                      MARCH 31,          DECEMBER 31,
                                                                                        2000                 1999
                                                                                 ------------------     ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable...............................................       $        2,015,890     $     1,681,804
Revolving credit facility.................................................                   95,000             367,000
Accounts payable and accrued expenses.....................................                  114,133             107,036
Officer's compensation payable............................................                   36,153              34,996
Deferred leasing fee income...............................................                    8,225               8,349
Other liabilities.........................................................                    2,573               2,634
                                                                                 ------------------     ---------------
                    Total liabilities.....................................                2,271,974           2,201,819
                                                                                 ------------------     ---------------
Minority interest of unitholders in the
     Operating Partnership................................................                1,237,111           1,222,031
                                                                                 ------------------     ---------------
Commitments and contingencies
Shareholders' equity:
        Preferred shares of beneficial interest:
               no par value per share; authorized,
               45,000,000 shares;
               Series A:  liquidation preference $50.00
               per share; issued 5,789,239 shares.........................                  286,351             285,632
               Series B:  liquidation preference $25.00
               per share; issued 3,400,000 shares.........................                   81,805              81,805
               Series C:  liquidation preference $25.00
               per share; issued 4,600,000 shares.........................                  111,148             111,148
        Common shares of beneficial interest:
               $.04 par value per share; authorized,
               125,000,000 shares; issued 86,541,288
               and 86,335,741 shares......................................                    3,462               3,453
        Additional capital................................................                1,702,695           1,696,557
        Accumulated deficit...............................................                 (110,528)           (116,979)
                                                                                 ------------------     ---------------
                                                                                          2,074,933           2,061,616
        Accumulated other comprehensive income/(loss).....................                   50,752              (1,448)
        Due from officers for purchase of common
               shares of beneficial interest..............................                   (4,761)             (4,800)
                                                                                 ------------------     ---------------
                     Total shareholders' equity...........................                2,120,924           2,055,368
                                                                                 ------------------     ---------------

TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY..............................................       $        5,630,009     $     5,479,218
                                                                                 ==================     ===============



                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except per share amounts)


                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                          --------------------------------------------
                                                                               2000                         1999
                                                                          ----------------           -----------------
Revenues:
   Property rentals..............................................         $        166,005           $         138,159
   Expense reimbursements........................................                   25,256                      20,728
   Other income (including fee income
      from related parties of $327 and $465).....................                    4,018                       4,677
                                                                          ----------------           -----------------
Total revenues...................................................                  195,279                     163,564
                                                                          ----------------           -----------------

Expenses:
   Operating.....................................................                   76,305                      65,037
   Depreciation and amortization.................................                   23,253                      19,292
   General and administrative....................................                   10,197                       9,628
                                                                          ----------------           -----------------
Total expenses...................................................                  109,755                      93,957
                                                                          ----------------           -----------------

Operating income.................................................                   85,524                      69,607
Income applicable to Alexander's.................................                    3,044                       1,502
Income from partially-owned entities.............................                   23,613                      18,600
Interest and other investment income.............................                    5,759                       3,458
Interest and debt expense........................................                  (39,347)                    (35,617)
Net gain on sale of real estate..................................                    2,560                          --
Minority interest:
   Perpetual preferred unit distributions........................                  (12,994)                     (1,859)
   Minority limited partnership earnings.........................                   (9,348)                     (6,740)
   Partially-owned entity........................................                     (490)                       (485)
                                                                          ----------------           -----------------
Income before extraordinary item.................................                   58,321                      48,466
Extraordinary item...............................................                   (1,125)                         --
                                                                          ----------------           -----------------
Net income.......................................................                   57,196                      48,466
Preferred stock dividends (including accretion of issuance
   expenses of $719 in each period)..............................                   (9,673)                     (5,712)
                                                                          ----------------           -----------------
NET INCOME applicable to common shares...........................         $         47,523           $          42,754
                                                                          ================           =================

NET INCOME PER COMMON SHARE - BASIC..............................         $            .55           $             .50
                                                                          ================           =================

NET INCOME PER COMMON SHARE - DILUTED............................         $            .54           $             .49
                                                                          ================           =================

DIVIDENDS PER COMMON SHARE.......................................         $            .48           $             .44
                                                                          ================           =================






                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

                                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                          ---------------------------------------
                                                                                                2000                      1999
                                                                                          ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.....................................................................      $        57,196         $        48,466
     Adjustments to reconcile net income to net cash provided by operations:
            Depreciation and amortization (including debt issuance costs)...........               23,253                  19,292
            Straight-lining of rental income........................................               (8,110)                 (7,056)
            Net gain on sale of real estate.........................................               (2,560)                     --
            Minority interest.......................................................               22,832                   9,084
            Extraordinary item......................................................               (1,125)                     --
            Equity in income of Alexander's (including depreciation of
               $150 in each period).................................................               (3,044)                   (282)
            Equity in net income of partially-owned entities........................              (23,613)                (18,600)
            Gain on sale of marketable securities...................................                   --                    (293)
            Changes in operating assets and liabilities.............................              (19,580)                (30,271)
                                                                                          ---------------         ---------------
     Net cash provided by operating activities......................................               45,249                  20,340
                                                                                          ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of real estate and other..........................................               (6,660)                (45,000)
     Proceeds from sale of real estate..............................................               23,992                      --
     Investments in partially-owned entities........................................              (26,564)                (13,200)
     Distributions from partially-owned entities....................................               15,490                      --
     Proceeds from sale of Temperature Controlled Logistics assets..................                   --                  22,769
     Investment in notes and mortgages receivable...................................               (6,000)                (60,567)
     Cash restricted for tenant improvements........................................               (1,055)                 25,660
     Additions to real estate.......................................................              (20,608)                (61,228)
     Purchases of securities available for sale.....................................               (7,427)                 (3,818)
     Proceeds from sale or maturity of securities available for sale................                   --                   3,998
     Real estate deposits and other.................................................                   --                  (9,706)
                                                                                          ---------------         ---------------
     Net cash used in investing activities..........................................              (28,832)               (141,092)
                                                                                          ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings.......................................................              565,000                 165,000
     Repayments of borrowings.......................................................             (522,506)               (163,963)
     Debt issuance costs............................................................              (17,996)                 (3,504)
     Proceeds from issuance of preferred stock......................................                   --                  82,305
     Distributions to minority partners.............................................               (8,470)                 (4,970)
     Dividends paid on common shares................................................              (41,465)                (37,047)
     Dividends paid on preferred shares.............................................                   --                  (4,993)
     Exercise of stock options......................................................                1,096                     255
                                                                                          ---------------         ---------------
     Net cash (used in) provided by financing activities............................              (24,341)                 33,083
                                                                                          ---------------         ---------------

     Net decrease in cash and cash equivalents......................................               (7,924)                (87,669)
     Cash and cash equivalents at beginning of period...............................              112,630                 167,808
                                                                                          ---------------         ---------------

     Cash and cash equivalents at end of period.....................................      $       104,706         $        80,139
                                                                                          ===============         ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest (including capitalized interest of
         $2,094 in 2000 and $705 in 1999)...........................................      $        39,543         $        35,143

NON-CASH TRANSACTIONS:
     Financing assumed in acquisitions..............................................      $        17,640         $        55,000
     Minority interest in connection with acquisitions..............................                   --                 297,800
     Unrealized gain (loss) on securities available for sale........................               52,779                  (1,025)



                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     ORGANIZATION

       Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at March 31, 2000. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.     BASIS OF PRESENTATION

       The consolidated balance sheet as of March 31, 2000, the consolidated statements of income for the three months ended March 31, 2000 and 1999 and the consolidated statements of changes in cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vornado's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

                              VORNADO REALTY TRUST

3.     ACQUISITIONS, DISPOSITIONS AND FINANCINGS

       ACQUISITIONS

       Vornado-Ceruzzi Joint Ventures

       In the first quarter of 2000, the Company and its joint venture partner acquired 2 fee interests containing 210,000 square feet and 6 leasehold interests containing 567,000 square feet in properties located in Pennsylvania, Virginia, Maryland and Ohio formerly occupied by Hechinger, Inc., a home improvement retailer which was liquidated. The purchase price was $21,700,000, of which the Company's share was 80%.

       Student Housing Complex

       On January 28, 2000, the Company and its joint venture partner, acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000,000, of which $19,600,000 was indebtedness. The Company's share of this investment is 90%.

       DISPOSITIONS

       On March 2, 2000 the Company sold its three Texas shopping center properties, containing 221,000 square feet, for $25,750,000 resulting in a gain of $2,560,000.

       FINANCINGS

       REMIC Refinancing

       On March 1, 2000, the Company completed a $500,000,000 private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000,000. In connection therewith, the Company repaid $228,000,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000,000 outstanding under its revolving credit facility. The Company incurred an extraordinary loss of approximately $1,125,000 due to the write-off of unamortized financing costs in connection with the prepayment of the existing debt.

       Revolving Credit Facility

       On March 21, 2000, the Company renewed its $1,000,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.0% at March 31, 2000). The Company paid origination fees of $6,700,000 and pays a commitment fee quarterly, over the remaining term of the facility of
 .15% per annum on the facility amount.

       Two Park Avenue Refinancing

       On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90,000,000. On such date, the Company received proceeds of $65,000,000 and repaid the then existing debt in the same amount. The balance of the proceeds was received on April 18, 2000. The new 3-year debt matures on February 28, 2003 and bears interest at LIBOR + 1.45% (7.44% at March 31, 2000).

                              VORNADO REALTY TRUST

4.     INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

       The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:


Investments and Advances
                                                                                  March 31, 2000            December 31, 1999
                                                                              ---------------------       --------------------
(amounts in thousands)

Temperature Controlled Logistics.....................................            $       490,633            $       481,808
Charles E. Smith Commercial Realty L.P.
      ("CESCR")......................................................                    320,102                    317,812
Alexander's..........................................................                    158,449                    159,148
Newkirk Joint Ventures...............................................                    140,536                    142,670
Hotel Pennsylvania (1)...............................................                     59,495                     59,176
Partially-Owned Office Buildings.....................................                     59,340                     59,510
Other................................................................                    127,107                     95,263
                                                                                 ---------------            ---------------
                                                                                 $     1,355,662            $     1,315,387
                                                                                 ===============            ===============


Income                                                                            For The Three Months Ended March 31,
                                                                                ---------------------------------------
                                                                                    2000                      1999
                                                                                ------------             --------------
     (amounts in thousands)

     Income applicable to Alexander's: (2)
        32% share of equity in income...............................            $        307             $          282
        Interest Income.............................................                   2,737                      1,220
                                                                                ------------             --------------
                                                                                $      3,044             $        1,502
                                                                                ============             ==============
     Temperature Controlled Logistics:
        60% share of equity in net income...........................            $      8,075             $       10,626
        Management fee (40% of 1% per annum of
           Total Combined Assets, as defined).......................                   1,323                      1,364
                                                                                ------------             --------------
                                                                                       9,398                     11,990

     CESCR (3)......................................................                   6,729                      2,636
     Newkirk Joint Ventures.........................................                   4,336                      2,032
     Hotel Pennsylvania (1).........................................                     421                        143
     Partially-Owned Office Buildings (4)...........................                     700                        317
     Other..........................................................                   2,029                      1,482
                                                                                ------------             --------------
                                                                                $     23,613             $       18,600
                                                                                ============             ==============


----------
(1) The Company owns 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion which is owned through a preferred stock affiliate.
(2) Fee income is included in equity in other.
(3) 9.6% interest from January 1999 to March 1999 and 34% interest thereafter.
(4) Represents the Company's interests in 330 Madison Avenue (24.8%), and 570 Lexington Avenue (50%).

                              VORNADO REALTY TRUST

Alexander's

       At March 31, 2000, the Company has loans receivable from Alexander's aggregating $95,000,000, including $50,000,000 loaned to Alexander's on October 20, 1999. The loans, which were scheduled to mature on March 15, 2000, have been extended for one year to March 15, 2001. The interest rate has been reset from 14.18% to 15.72%, reflecting an increase in the underlying Treasury rate.


       On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for approximately $2,740,000. On April 4, 2000, the Company acquired an additional 10,400 shares of Alexander's common stock for approximately $674,000, thereby increasing its ownership interest to 33%.

       Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Subject to the payments of rents by Alexander's tenants, the Company is due $1,151,000 under its leasing agreement with Alexander's which amount is included in Investments in and Advances to Alexander's. Included in income from Vornado Management Corp. is management fee income from Alexander's of $875,000 and $954,000 for the three months ended March 31, 2000 and 1999.


5.     OTHER RELATED PARTY TRANSACTIONS

       The Company loaned Mr. Blum, Executive Vice President--Development, $1,000,000 on March 24, 2000 and an additional $1,000,000 on April 4, 2000 in accordance with the terms of his employment agreement. The loans have a five year term and bear interest, payable quarterly at a rate of 6.63% and 6.55%, respectively (based on the mid-term applicable federal rate provided under the Internal Revenue Code).

       The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $187,000 and $270,000 for the three months ended March 31, 2000 and 1999.

       The Mendik Group owns an entity, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $11,934,000 and $11,011,000 for the three months ended March 31, 2000 and 1999.

                              VORNADO REALTY TRUST

6.     MINORITY INTEREST

       The minority interest represents limited partners', other than the Company, interests in the Operating Partnership and are comprised of:

                                              Outstanding Units at                       Preferred or
                                          ------------------------------     Per Unit       Annual        Conversion
                                           March 31,       December 31,    Liquidation   Distribution     Rate Into
Unit Series                                  2000             1999          Preference       Rate       Class A Units
--------------                            -----------     --------------  ------------- -------------- ---------------

Class A..............................      6,250,961        6,247,829             --       $  1.92           (a)
Class D..............................        876,543          876,543             --       $ 2.015            1.0 (b)
5.0% B-1 Convertible Preferred.......        899,566          899,566         $ 50.00      $  2.50           .914
8.0% B-2 Convertible Preferred.......        449,783          449,783         $ 50.00      $  4.00           .914
6.5% C-1 Convertible Preferred.......        747,912          747,912         $ 50.00      $  3.25         1.1431
8.5% D-1 Cumulative Redeemable ......
   Preferred.........................      3,500,000        3,500,000         $ 25.00      $ 2.125           (c)
8.375% D-2 Cumulative Redeemable
   Preferred.........................        549,336          549,336         $ 50.00      $4.1875           (c)
8.25% D-3 Cumulative Redeemable
   Preferred.........................      8,000,000        8,000,000         $ 25.00      $2.0625           (c)
8.25% D-4 Cumulative Redeemable
   Preferred.........................      5,000,000        5,000,000         $ 25.00      $2.0625           (c)
8.25% D-5 Cumulative Redeemable
   Preferred.........................      7,480,000        7,480,000         $ 25.00      $2.0625           (c)
6.0% E-1 Convertible Preferred.......      4,998,000        4,998,000         $ 50.00      $ 3.125(d)      1.1364

----------
(a) Class A units are redeemable at the option of the holder for cash or, at the Company's option, one common share of beneficial interest in Vornado.
(b) Mandatory conversion of Class D units into Class A units will occur after four consecutive quarters of distributions of at least $.50375 per Class A unit ($2.015 annually).
(c)  Redeemable for an equivalent of the Company's preferred shares.
(d)  Increases to $3.25 on March 3, 2001, and fixes at $3.375 on March 3, 2006.

                              VORNADO REALTY TRUST

7.     COMMITMENTS AND CONTINGENCIES

       There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

8.     INCOME PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:



                                                                                    For The Three Months Ended March 31,
                                                                                   -------------------------------------
                                                                                        2000                  1999
                                                                                   ---------------       ---------------
(amounts in thousands except per share amounts)

Numerator:

     Income before extraordinary item......................................        $        58,321       $        48,466
     Extraordinary item....................................................                 (1,125)                   --
                                                                                   ---------------       ---------------
     Net income............................................................                 57,196                48,466
     Preferred stock dividends.............................................                 (9,673)               (5,712)
                                                                                   ---------------       ---------------

Numerator for basic and diluted income per
     share - net income applicable to common
     shares................................................................        $        47,523       $        42,754
                                                                                   ===============       ===============

Denominator:
     Denominator for basic income per share - weighted
        average shares.....................................................                 86,379                85,086
     Effect of dilutive securities:
        Employee stock options.............................................                  1,376                 1,611
                                                                                   ---------------       ---------------

     Denominator for diluted income per share -
        adjusted weighted average shares and
        assumed conversions................................................                 87,755                86,697
                                                                                   ===============       ===============

INCOME PER COMMON SHARE - BASIC:
        Income before extraordinary item...................................        $           .56       $           .50
        Extraordinary item.................................................                   (.01)                   --
                                                                                   ---------------       ---------------
        Net income per common share........................................        $           .55       $           .50
                                                                                   ===============       ===============

INCOME PER COMMON SHARE - DILUTED:
        Income before extraordinary item...................................        $           .55       $           .49
        Extraordinary item.................................................                   (.01)                   --
                                                                                   ---------------       ---------------
        Net income per common share........................................        $           .54       $           .49
                                                                                   ===============       ===============

                              VORNADO REALTY TRUST

9.     COMPREHENSIVE INCOME

       The following table sets forth the Company's comprehensive income:

                                                                                    For The Three Months Ended March 31,
                                                                                   -------------------------------------
                                                                                         2000                   1999
                                                                                   ---------------       ---------------
(amounts in thousands)

Net income applicable to common shares.....................................        $        47,523                42,754
Other comprehensive income/(loss)..........................................                 52,200                (1,025)
                                                                                   ---------------       ---------------
Comprehensive income.......................................................        $        99,723       $        41,729
                                                                                   ===============       ===============

                              VORNADO REALTY TRUST

10.    SEGMENT INFORMATION

       The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.
          (amounts in thousands)

                                                              For The Three Months Ended March 31,
                                          -------------------------------------------------------------------------
                                                                          2000
                                          -------------------------------------------------------------------------
                                                                                                     Merchandise
                                           Total           Office                  Retail                Mart
                                          --------        --------        ---------------       -----------------
Total revenues .........................   195,279         109,574                 43,738                 37,193
Total expenses .........................   109,755          62,067                 18,782                 20,100
                                          --------        --------        ---------------       -----------------
Operating income .......................    85,524          47,507                 24,956                 17,093
Income applicable to Alexander's .......     3,044              --                     --                     --
Income from partially-
     owned entities ....................    23,613           7,768                    368                  2,142
Interest and other investment income ...     5,759             380                     --                     89
Interest and debt expense ..............   (39,347)        (14,141)               (10,811)                (8,347)
Net gain on sale of
     real estate .......................     2,560              --                  2,560                     --
Minority interest ......................   (22,832)        (12,004)                (4,937)                (3,174)
                                          --------        --------        ---------------       -----------------
Income before extraordinary
     item ..............................    58,321          29,510                 12,136                  7,803
Extraordinary item .....................    (1,125)             --                 (1,125)                    --
                                          --------        --------        ---------------       -----------------
Net Income .............................    57,196          29,510                 11,011                  7,803
Extraordinary item .....................     1,125              --                  1,125                     --
Minority interest ......................    22,832          12,004                  4,937                  3,174
Net gain on sale of
     real estate .......................    (2,560)             --                 (2,560)                    --
Interest and debt expense(4) ...........    61,660          23,188                 11,460                  8,347
Depreciation and amortization(4) .......    39,377          17,956                  4,302                  5,027
Straight-lining of rents(4) ............    (7,432)         (5,301)                  (677)                (1,279)
Other ..................................     1,274              --                     --                     --
                                          --------        --------        ---------------       -----------------
EBITDA(1) ..............................   173,472          77,357                 29,598                 23,072
                                          ========        ========        ===============       =================


                                                                 March 31, 2000
                                         --------------------------------------------------------------------------
Balance sheet data:
     Real estate, net................... 3,616,532       2,210,192                552,099                753,590
     Investments and
        advances to
        partially-owned
        entities........................ 1,355,662         384,951                  3,014                 37,125

                                                           For The Three Months Ended March 31,
                                               --------------------------------------------------------------------
                                                                          2000
                                               --------------------------------------------------------------------
                                               Temperature
                                                Controlled
                                                 Logistics      Other(2)
                                               -----------     ---------
Total revenues .........................                --         4,774
Total expenses .........................                --         8,806
                                               -----------     ---------
Operating income .......................                --        (4,032)
Income applicable to Alexander's .......                --         3,044
Income from partially-
     owned entities ....................             9,398         3,937
Interest and other investment income ...                --         5,290
Interest and debt expense ..............                --        (6,048)
Net gain on sale of
     real estate .......................                --            --
Minority interest ......................            (2,717)           --
                                               -----------     ---------
Income before extraordinary
     item ..............................             6,681         2,191
Extraordinary item .....................                --            --
                                               -----------     ---------
Net Income .............................             6,681         2,191
Extraordinary item .....................                --            --
Minority interest ......................             2,717            --
Net gain on sale of
     real estate .......................                --            --
Interest and debt expense(4) ...........             6,730        11,935
Depreciation and amortization(4) .......             8,329         3,763
Straight-lining of rents(4) ............              (527)          352
Other ..................................               515           759
                                               -----------     ---------
EBITDA(1) ..............................            24,445        19,000
                                               ===========     =========


                                                        March 31, 2000
                                               -------------------------------
Balance sheet data:
     Real estate, net...................                --       100,651
     Investments and
        advances to
        partially-owned
        entities........................           490,633       439,939







                                                        For The Three Months Ended March 31,
                                               -----------------------------------------------------
                                                                      1999
                                               -----------------------------------------------------

                                                     Total            Office        Retail
                                                  -----------      -----------   -----------
Total revenues .........................          $   163,564      $    87,276   $    41,357
Total expenses .........................               93,957           51,484        17,157
                                                  -----------      -----------   -----------
Operating income .......................               69,607           35,792        24,200
Income applicable to Alexander's .......                1,502               --            --
Income from partially-
     owned entities ....................               18,600            2,914           200
Interest and other investment income ...                3,458              538            --
Interest and debt expense ..............              (35,617)         (10,481)       (8,032)
Net gain on sale of
     real estate .......................                   --               --            --
Minority interest ......................               (9,084)          (3,934)       (2,215)
                                                  -----------      -----------   -----------
Income before extraordinary
     item ..............................               48,466           24,829        14,153
Extraordinary item .....................                   --               --            --
                                                  -----------      -----------   -----------
Net Income .............................               48,466           24,829        14,153
Extraordinary item .....................                   --               --            --
Minority interest ......................                9,084            3,934         2,215
Net gain on sale of
     real estate .......................                   --               --            --
Interest and debt expense(4) ...........               49,699           14,605         8,689
Depreciation and amortization(4) .......               32,211           13,777         4,132
Straight-lining of rents(4) ............               (4,877)          (3,713)         (635)
Other ..................................               (2,654)              --            --
                                                  -----------      -----------   -----------
EBITDA(1) ..............................          $   131,929      $    53,432   $    28,554
                                                  ===========      ===========   ===========

Balance sheet data:
Real estate, net........................          $ 3,612,965      $ 2,208,510   $   575,633
     Investments and
        advances to
        partially-owned
        entities........................            1,315,387          382,417         3,057


                                                        For The Three Months Ended March 31,
                                               -----------------------------------------------------
                                                                      1999
                                               -----------------------------------------------------
                                                                     Temperature
                                                   Merchandise        Controlled
                                                       Mart            Logistics           Other(2)
                                                   -----------        -----------       -----------
Total revenues .........................           $    32,988      $          --       $     1,943
Total expenses .........................                18,502                 --             6,814
                                                   -----------        -----------       -----------
Operating income .......................                14,486                 --            (4,871)
Income applicable to Alexander's .......                    --                 --             1,502
Income from partially-
     owned entities ....................                 1,176             11,990             2,320
Interest and other investment income ...                   298                 --             2,622
Interest and debt expense ..............                (6,296)                --           (10,808)
Net gain on sale of
     real estate .......................                    --                 --                --
Minority interest ......................                (1,313)            (1,622)               --
                                                   -----------        -----------       -----------
Income before extraordinary
     item ..............................                 8,351             10,368            (9,235)
Extraordinary item .....................                    --                 --                --
                                                   -----------        -----------       -----------
Net Income .............................                 8,351             10,368            (9,235)
Extraordinary item .....................                    --                 --                --
Minority interest ......................                 1,313              1,622                --
Net gain on sale of
     real estate .......................                    --                 --                --
Interest and debt expense(4) ...........                 6,296              6,665            13,444
Depreciation and amortization(4) .......                 4,073              8,397             1,832
Straight-lining of rents(4) ............                (1,108)                --               579
Other ..................................                    --             (4,123)(3)         1,469
                                                   -----------        -----------       -----------
EBITDA(1) ..............................           $    18,925        $    22,929       $     8,089
                                                   ===========        ===========       ===========


                                                    December 31, 1999
                                               ------------------------------------------------------
Balance sheet data:
     Real estate, net...................           $   753,416                 --       $    75,406
     Investments and
        advances to
        partially-owned
        entities........................                32,524             481,808           415,581

-----------------------------------
See footnotes 1-4 on the next page.

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

       (2) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

       (3) Includes the reversal of income taxes (benefit for the three months ended March 31, 1999) which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REIT's.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       (All of the amounts presented are in thousands, except share amounts and percentages)


       Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense,
(f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Vornado to continue to qualify as a REIT, (j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations,
(l) general competitive factors.


       OVERVIEW

       Below is a summary of net income and EBITDA by segment for the three months ended March 31, 2000 and 1999:


                                                                         March 31, 2000
                                           -----------------------------------------------------------------------------
                                                                                             Temperature
                                                                               Merchandise    Controlled
                                             Total       Office     Retail        Mart         Logistics      Other(2)
                                           ---------  ---------   ---------    -----------   -----------     ---------
Total revenues............................  $195,279    $ 109,574     $43,738      $ 37,193    $      --       $  4,774
Total expenses............................   109,755       62,067      18,782        20,100           --          8,806
                                           ---------  -----------   ---------    -----------   -----------     ---------
Operating income..........................    85,524       47,507      24,956        17,093           --         (4,032)
Income applicable to Alexander's..........     3,044           --          --            --           --          3,044
Income from partially-owned entities......    23,613        7,768         368         2,142        9,398          3,937
Interest and other investment income......     5,759          380          --            89           --          5,290
Interest and debt expense.................   (39,347)     (14,141)    (10,811)       (8,347)          --         (6,048)
Net gain on sale of real estate...........     2,560           --       2,560            --           --             --
Minority interest.........................   (22,832)     (12,004)     (4,937)       (3,174)      (2,717)            --
                                           ---------  ------------   ---------    -----------   -----------     ---------
Income before extraordinary item..........    58,321       29,510      12,136         7,803        6,681          2,191
Extraordinary item........................    (1,125)          --      (1,125)           --           --             --
                                           ---------  ------------   ---------    -----------   -----------     ---------
Net Income................................    57,196       29,510      11,011         7,803        6,681          2,191
Extraordinary item........................     1,125           --       1,125            --           --             --
Minority interest.........................    22,832       12,004       4,937         3,174        2,717             --
Net gain on sale of real estate...........    (2,560)          --      (2,560)           --           --             --
Interest and debt expense(3)..............    61,660       23,188      11,460         8,347        6,730         11,935
Depreciation and amortization(3)..........    39,377       17,956       4,302         5,027        8,329          3,763
Straight-lining of rents(3)...............    (7,432)      (5,301)       (677)       (1,279)        (527)           352
Other.....................................     1,274           --          --            --          515            759
                                           ---------  ------------   ---------    -----------   -----------     ---------
EBITDA(1).................................  $173,472    $  77,357     $29,598      $ 23,072    $  24,445       $ 19,000
                                           =========  ============   =========    ===========   ===========    ==========

Footnotes 1-4 are explained on the following page.

                                                                     March 31, 1999
                                         ----------------------------------------------------------------------------
                                                                                           Temperature
                                                                           Merchandise      Controlled
                                           Total      Office    Retail          Mart         Logistics       Other(2)
                                         --------   --------   --------   -------------   ------------       --------
Total revenues.........................  $163,564   $ 87,276   $ 41,357   $      32,988   $         --       $  1,943
Total expenses.........................    93,957     51,484     17,157          18,502             --          6,814
                                         --------   --------   --------   -------------   ------------       --------
Operating income.......................    69,607     35,792     24,200          14,486             --         (4,871)
Income applicable to Alexander's ......     1,502         --         --              --             --          1,502
Income from partially-owned entities...    18,600      2,914        200           1,176         11,990          2,320
Interest and other investment income...     3,458        538         --             298             --          2,622
Interest and debt expense..............   (35,617)   (10,481)    (8,032)         (6,296)            --        (10,808)
Minority interest......................    (9,084)    (3,934)    (2,215)         (1,313)        (1,622)            --
                                         --------   --------   --------   -------------   ------------       --------
Net income.............................    48,466     24,829     14,153           8,351         10,368         (9,235)
Minority interest......................     9,084      3,934      2,215           1,313          1,622             --
Interest and debt expense (3)..........    49,699     14,605      8,689           6,296          6,665         13,444
Depreciation and amortization (3)......    32,211     13,777      4,132           4,073          8,397          1,832
Straight-lining of rents (3)...........    (4,877)    (3,713)      (635)         (1,108)            --            579
Other..................................    (2,654)        --         --              --         (4,123)(4)      1,469
                                         --------   --------   --------   -------------   ------------       --------
EBITDA(1)..............................  $131,929   $ 53,432   $ 28,554   $      18,925   $     22,929       $  8,089
                                         ========   ========   ========   =============      =========       ========

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

(2) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(4) Includes adjustment for income taxes which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

       Below are the details of the changes by segment in EBITDA.

                                                                                              Temperature
                                                                                Merchandise    Controlled
                                          Total        Office        Retail        Mart        Logistics      Other
                                        --------      --------      --------      --------      --------     --------
Three months ended
      March 31, 1999 ..............     $131,929      $ 53,432      $ 28,554      $ 18,925      $ 22,929     $  8,089
2000 Operations:
      Same store operations(1) ....       12,913         7,116         1,044         4,147        N/A(2)          606
      Acquisitions and other ......       28,630        16,809            --            --         1,516       10,305
                                        --------      --------      --------      --------      --------     --------
Three months ended
      March 31, 2000 ..............     $173,472      $ 77,357      $ 29,598      $ 23,072      $ 24,445     $ 19,000
                                        ========      ========      ========      ========      ========     ========
      % increase in same
        store operations ..........       11.8%         13.3%          3.7%         21.9%       N/A(2)          7.5%

(1) Represents operations which were owned for the same period in each year.

(2) EBITA for the periods noted above is not comparable because prior to March 12, 1999 (date the operations of the Temperature Controlled Logistics Companies were sold), the Company reflected its equity in the operations of the Temperature Controlled Logistics Companies. Subsequent thereto, the Company reflects its equity in the rent it receives from the Temperature Controlled Logistics Companies. If the Company had not sold its interest in the operations of the Temperature Controlled Logistics Companies and continued to reflect its equity in such operations, EBITDA for the three months ended March 31, 2000 would have decreased by approximately $2,000. Management of the Temperature Controlled Logistics Companies, the Company's tenant, believes that the results for the quarter ended March 31, 2000 are not necessarily indicative of the operating results expected for the full year, due to the seasonality of the business. In addition, they have advised us that historically, revenue from certain portions of the business are substantially lower in the first quarter than the average of the quarters for the remainder of the year.

    Revenues
   ----------
       The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $195,279 in the three months ended March 31, 2000, compared to $163,564 in the prior year's quarter, an increase of $31,715. This increase by segment resulted from:

                                           Date of                                                     Merchandise
                                         Acquisition         Total        Office           Retail         Mart            Other
                                       ---------------     --------      --------         --------      --------        --------
Property Rentals:
Acquisitions:
      888 Seventh Avenue ..........     January 1999       $  2,296      $  2,296         $     --      $     --        $     --
      909 Third Avenue ............     July 1999             6,456         6,456               --            --              --
      595 Madison Avenue ..........     September 1999        3,529         3,529               --            --              --
      Hotel Pennsylvania ..........     August 1999           1,525            --               --            --           1,525
      Student Housing Joint
        Complex ...................     January 2000            748            --               --            --             748
                                                           --------      --------         --------      --------        --------
                                                             14,554        12,281               --            --           2,273
Leasing activity ..................                          13,292         8,487            1,613         2,966             226
                                                           --------      --------         --------      --------        --------
Total increase in property
      rentals .....................                          27,846        20,768            1,613         2,966           2,499
                                                           --------      --------         --------      --------        --------
Tenant expense reimbursements:
Increase in tenant expense
      reimbursements due to
      acquisitions ................                           1,493         1,266               --            --             227
Other .............................                           3,035           955              923         1,039             118
                                                           --------      --------         --------      --------        --------
Total increase in tenant
      expense reimbursements ......                           4,528         2,221              923         1,039             345
                                                           --------      --------         --------      --------        --------
Other income ......................                            (659)         (691)            (155)          200             (13)
                                                           --------      --------         --------      --------        --------
Total increase in revenues ........                        $ 31,715      $ 22,298         $  2,381      $  4,205        $  2,831
                                                           ========      ========         ========      ========        ========

       Expenses
       --------
       The Company's expenses were $109,755 in the three months ended March 31, 2000, compared to $93,957 in the prior year's quarter, an increase of $15,798. This increase by segment resulted from:

                                                                             Merchandise
                                      Total          Office      Retail         Mart         Other
                                     -------        -------     -------        -------      -------
Operating:
    Acquisitions ...............     $ 7,600        $ 6,470     $    --        $    --      $ 1,130
    Same store operations ......       3,668          1,526       1,463            842         (163)
                                     -------        -------     -------        -------      -------
                                      11,268          7,996       1,463            842          967
                                     -------        -------     -------        -------      -------
Depreciation and
    amortization:
    Acquisitions ...............       2,112          1,629          --             --          483
    Same store operations ......       1,849            770         129            954           (4)
                                     -------        -------     -------        -------      -------
                                       3,961          2,399         129            954          479
                                     -------        -------     -------        -------      -------
General and administrative: ....         569(2)         188          33(1)        (198)         546(1)
                                     -------        -------     -------        -------      -------
                                     $15,798        $10,583     $ 1,625        $ 1,598      $ 1,992
                                     =======        =======     =======        =======      =======

-----------
(1) Retail general and administrative expenses are included in corporate expenses which are not allocated.

(2) Of this increase: (i) $110 is attributable to acquisitions, (ii) $299 resulted from payroll, primarily for additional employees and corporate office expenses, and (iii) $160 resulted from professional fees.

       Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $3,044 in the three months ended March 31, 2000, compared to $1,502 in the prior year's quarter, an increase of $1,542. This increase resulted primarily from interest income on the additional $50,000,000 the Company loaned to Alexander's in October 1999.

       Income from partially-owned entities was $23,613 in the three months ended March 31, 2000, compared to $18,600 in the prior year's quarter, an increase of $5,013. This increase by segment resulted from:

                                                                                                          Temperature
                                               Date of                                       Merchandise  Controlled
                                            Acquisition     Total        Office    Retail        Mart      Logistics       Other
                                           -------------   -------     ---------  --------  ------------  -------------   --------
Acquisitions:
    Newkirk Joint Ventures .............     March 1999   $ 2,304       $    --   $    --      $    --     $    --       $ 2,304
    Other ..............................     various         (911)           --        --           --          --          (911)
                                                          -------       -------   -------      -------     -------       -------
                                                            1,393            --        --           --          --         1,393
Increase (decrease) in equity in income:
       Temperature Controlled
         Logistics .....................                   (2,592)(1)        --        --           --      (2,592)(1)        --
    Charles E. Smith
       Commercial Realty L.P. ..........                    4,093         4,093        --           --          --            --
    Hotel Pennsylvania .................                      278(2)         --        --           --          --           278(2)
    Partially-owned
       office buildings ................                      383           383        --           --          --            --
    Other ..............................                    1,458           378       168          966          --           (54)
                                                          -------       -------   -------      -------     -------       -------
                                                          $ 5,013       $ 4,854   $   168      $   966     $(2,592)      $ 1,617
                                                          =======       =======   =======      =======     =======       =======

(1) This decrease resulted from an income tax benefit of $4,324 in the prior year's quarter, partially offset by an increase in the current year's income before taxes of $1,732.

(2) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999 and accordingly consolidated.

       Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $5,759 for the three months ended March 31, 2000, compared to $3,458 in the prior year's quarter, an increase of $2,301. This increase resulted primarily from higher average investments this quarter.

       Interest and debt expense was $39,347 for the three months ended March 31, 2000, compared to $35,617 in the prior year's quarter, an increase of $3,730. This increase resulted primarily from higher average interest rates.

       Minority interest was $22,832 for the three months ended March 31, 2000, compared to $9,084 in the prior year's quarter, an increase of $13,748. This increase is primarily due to the issuance of perpetual preferred units in connection with acquisitions.

       The Company incurred an extraordinary loss of $1,125 due to the write-off of unamortized financing costs in connection with the prepayment of debt.

       Preferred stock dividends were $9,673 for the three months ended March 31, 2000 compared to $5,712 in the prior year's quarter, an increase of $3,961. This increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred shares in March 1999 and the issuance of the Company's Series C Cumulative Redeemable Preferred Shares in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

       Three Months Ended March 31, 2000

       Cash flows provided by operating activities of $45,249 was primarily comprised of (i) income of $57,196 and (ii) adjustments for non-cash items of $11,318, offset by (iii) the net change in operating assets and liabilities of $19,580. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $23,253 and (ii) minority interest of $22,832, partially offset by (iii) the effect of straight-lining of rental income of $8,110 and (iv) equity in net income of partially-owned entities of $26,657. The net change in operating assets and liabilities primarily reflects an increase in prepaid expenses of $11,673.

       Net cash used in investing activities of $28,832 was primarily comprised of (i) capital expenditures of $20,608 (see detail below), (ii) investment in notes and mortgages receivable of $6,000 (loan to Vornado Operating Company),
(iii) acquisitions of real estate of $6,660 (see detail below), (iv) investments in partially-owned entities of $26,564 (see detail below), (v) investments in securities of $7,427, partially offset by (vi) proceeds from the sale of real estate $23,992 and distributions from partially-owned entities of $15,490.

Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                           Debt           Value of
                                                         Cash             Assumed        Units Issued      Investment
                                                       -----------     ------------     --------------    ------------
Real Estate:
    Student Housing Complex (90% interest) .....        $   6,660        $  17,640        $      --        $  24,300
                                                        =========        =========        =========        =========
Investments in Partially Owned Entities:
    Vornado-Ceruzzi Joint Venture (80% interest)        $  15,696        $      --        $      --        $  15,696
    Funding of Development Expenditures ........            9,878               --               --            9,878
    Other ......................................              990               --               --              990
                                                        ---------        ---------        ---------        ---------
                                                        $  26,564               --               --        $  26,564
                                                        =========        =========        =========        =========

Capital expenditures were comprised of:


                                                                 New York                         Merchandise
                                                  Total         City Office        Retail             Mart           Other
                                                ---------        ---------        ---------        ---------        ---------
Expenditures to maintain the assets ....        $   5,881        $   3,165        $      35        $     559        $   2,122
Tenant allowances ......................            4,499            3,699              512              288               --
Redevelopment expenditures .............           10,228            6,038               --            4,190               --
                                                ---------        ---------        ---------        ---------        ---------
                                                $  20,608        $  12,902        $     547        $   5,037        $   2,122
                                                =========        =========        =========        =========        =========

       Net cash used in financing activities of $24,341 was primarily comprised of (i) repayment of borrowings of $522,506, (ii) dividends paid on common shares of $41,465, (iii) debt issuance costs of $17,996, (iv) distributions to minority partners of $8,470, partially offset by (v) proceeds from borrowings of $565,000.

       Three Months Ended March 31, 1999

       Cash flows provided by operating activities of $20,340 was primarily comprised of (i) income of $48,466 and (ii) adjustments for non-cash items of $1,683, offset by (iii) the net change in operating assets and liabilities of $30,271. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $19,292 and (ii) minority interest of $9,084 , partially offset by (iii) the effect of straight-lining of rental income of $7,056 and (iv) equity in net income of partially-owned entities of $18,600. The net change in operating assets and liabilities primarily reflects an increase in prepaid expenses of $16,295.

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

       Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                             Debt            Value of
                                                             Cash           Assumed        Units Issued      Assets Acquired
                                                        -------------   --------------    ---------------   -----------------
Real Estate:
     888 Seventh Avenue..............................   $      45,000   $       55,000    $            --   $         100,000
                                                        =============   ==============    ===============   =================


Investments in Partially Owned Entities:
     Charles E. Smith Commercial Realty L.P.:
        Additional investment........................   $          --   $           --    $       242,000   $         242,000
        Reacquired units from Vornado Operating
           Company...................................          13,200               --                 --              13,200
        Crystal City hotel land......................              --               --              8,000               8,000
     Additional investment in Newkirk Joint Ventures.              --               --             47,800              47,800
                                                        -------------   --------------    ---------------   -----------------

                                                        $      13,200   $           --    $       297,800   $         311,000
                                                        =============   ==============    ===============   =================

Capital expenditures were comprised of:

                                             New York City                 Merchandise
                                                 Office        Retail           Mart            Other          Total
                                             -------------  ----------   -----------------   -----------   ------------
Expenditures to maintain the assets.......   $      1,258    $    271     $         1,428     $   1,712     $    4,669
Tenant allowances.........................          3,464         231               4,464            --          8,159
Redevelopment expenditures................         36,392      12,008                  --            --         48,400
                                             ------------    --------     ---------------     ---------     ----------
                                             $     41,114    $ 12,510     $         5,892     $   1,712     $   61,228
                                             ============    ========     ===============     =========     ==========

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

SUPPLEMENTAL INFORMATION

       The following table sets forth certain information for the properties the Company owns directly or indirectly:


                                                   Office                         Merchandise Mart
                                           ---------------------              -------------------------
                                            New York                                                         Temperature
                                              City       CESCR      Retail     Office(1)   Showroom(1)    Controlled Logistics
                                           ----------   --------   --------   -----------  ------------  ----------------------
(square feet and cubic feet in thousands)


As of March 31, 2000
   Square feet...........................    14,267       3,782     11,960     2,640(3)     4,317                17,770
   Cubic feet............................      --           --        --          --           --                445,000
   Number of properties..................      22           40        56           7           7                   90
   Occupancy rate........................      95%        95%(2)      93%       88%(3)        99%                  95%
As of December 31, 1999
   Square feet...........................    14,028       3,623     11,960       2,414       4,174               16,998
   Cubic feet............................      --           --        --          --           --                428,300
   Number of properties..................      22           39        56           7           7                   89
   Occupancy rate........................      95%         99%        92%         93%         98%                  95%
As of March 31, 1999:
   Square feet...........................    12,455       3,623     12,131       2,598       3,979               16,632
   Cubic feet............................      --           --        --          --           --                416,200
   Number of properties..................      21           39        59           7           7                   86
   Occupancy rate........................      92%         98%        93%         91%         97%                  94%

(1) The office and showroom space is contained in the same mixed-use properties.
(2) Excluding 1750 Pennsylvania Avenue which was acquired in the first quarter of 2000, the occupancy rate was 97% at March 31, 2000.
(3) The decrease in occupancy resulted from the conversion in March of this year of existing vacant showroom space to office space in Chicago.

Funds from Operations for the Three Months Ended March 31, 2000 and 1999

       Funds from operations was $80,176 in the three months ended March 31, 2000, compared to $65,427 in the prior year's quarter, an increase of $14,749. The following table reconciles funds from operations and net income:


                                                                                    For the Three Months Ended March 31,
                                                                                -------------------------------------------
                                                                                    2000                   1999
                                                                                -------------------------------------------
              Net income applicable to common shares.......................       $          47,523       $         42,754
              Extraordinary item...........................................                   1,125                     --
              Depreciation and amortization of real property...............                  22,815                 18,752
              Straight-lining of property rentals for rent
                   escalations.............................................                  (7,038)                (5,295)
              Leasing fees received in excess of income
                   recognized..............................................                     485                    380
              Appreciation of securities held in officer's
                   deferred compensation trust.............................                     340                    920
              Net gain on sale of real estate..............................                  (2,560)                    --
              Gain on sale of securities available
                   for sale................................................                      --                   (294)
              Proportionate share of adjustments to equity
                   in net income of partially-owned entities to
                   arrive at funds from operations.........................                  15,791                  9,364
              Minority interest in excess of preferential
                   distributions...........................................                  (3,728)                (1,154)
                                                                                  -----------------       ----------------
                                                                                             74,753                 65,427
              Series A Preferred Stock dividends...........................                   5,423                     --
                                                                                  -----------------       ----------------
                                                                                  $          80,176       $         65,427
                                                                                  =================       ================

       The number of shares that should be used for determining funds from operations per share is as follows:

                                                                                      For The Three Months Ended
                                                                                              March 31,
                                                                              -----------------------------------------
                                                                                   2000                     1999
                                                                              -------------             -------------
                   Weighted average shares used for determining diluted
                     income per share....................................            87,755                    86,697
                        Series A preferred shares........................             8,018                        --
                                                                              -------------             -------------
                   Shares used for determining diluted funds from
                        operations per share.............................            95,773                    86,697
                                                                              =============             =============

       Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures reported by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by the National Association of Real Estate Investment Trusts ("NAREIT"). Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified from this definition to adjust for (i) the effect of straight-lining of property rentals for rent escalations and leasing fee income
(ii) the reversal of income taxes (benefit for the period ended March 31, 1999) which is considered non-recurring because of the expected conversion of Temperature Controlled Logistics Companies to REITs, (iii) the addback of Temperature Controlled Logistics non-recurring unification costs, and (iv) the exclusion of a $418 reduction in interest expense in 1999 resulting from the amortization of the excess of fair value of Newkirk Joint Venture limited partnership's debt over its face amount at date of acquisition.

       Below are the cash flows provided by (used in) operating, investing and financing activities:


                                                                                 For the Three Months Ended March 31,
                                                                    -----------------------------------------------------------
                                                                              2000                               1999
                                                                     --------------------------    ----------------------------
                      Operating activities.......................    $                45,249          $                20,340
                                                                     =======================          =======================

                      Investing activities.......................    $               (28,832)         $              (141,092)
                                                                     =======================          =======================

                      Financing activities.......................    $               (24,341)         $                33,083
                                                                     =======================          =======================

Financings

       On March 1, 2000, the Company completed a $500 million private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490 million. In connection therewith, the Company repaid $228 million of existing mortgage debt scheduled to mature on December 1, 2000 and $262 million outstanding under its revolving credit facility.

       On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90 million. On such date, the Company received proceeds of $65 million and repaid the then existing debt in the same amount. The balance of the proceeds was received on April 18, 2000. The new 3-year debt matures on February 28, 2003 and bears interest at LIBOR + 1.45% (7.44% at March 31, 2000).

       On March 21, 2000, the Company renewed its $1 billion revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.0% at March 31,2000). The Company paid acquisition fees of $6.7 million and pays a committment fee quarterly, over the remaining term of the facility of .15% per annum on the facility amount.

       The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions would require funding from borrowings or equity offerings.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       At March 31, 2000 the Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt is as follows:

             (amounts in thousands except per share amounts)
                                                                                             Weighted            Effect of 1%
                                                                                              Average            Increase In
                                                                             Balance       Interest Rate          Base Rates
                                                                         -------------   -----------------   ----------------
             Wholly-owned debt:
                      Variable rate..............................        $    999,660          7.40%         $          9,997
                      Fixed rate.................................           1,111,230          7.58%                       --
                                                                         -------------                       ----------------
                                                                         $  2,110,890                                   9,997
                                                                         =============                       ----------------

             Partially-owned debt:
                      Variable rate..............................        $     65,482          7.60%                      655
                      Fixed rate.................................           1,146,263          7.74%                       --
                                                                         -------------                       ----------------
                                                                         $  1,211,745                                     655
                                                                         =============                       ----------------

             Minority interest...................................                                                      (1,530)
                                                                                                             ----------------
             Total decrease in the
                Company's annual net income......................                                            $          9,122
                                                                                                             ================
                   Per share-diluted.............................                                            $            .10
                                                                                                             ================

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

  (b)  Reports on Form 8-K

          During the quarter ended March 31, 2000, Vornado Realty Trust filed no reports on Form 8-K.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VORNADO REALTY TRUST
                               -----------------------------------------------
                                                (Registrant)

Date:                       By:                /s/ Irwin Goldberg
                               -----------------------------------------------
                                               IRWIN GOLDBERG
                                    Vice President, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.
-------
  3.1        --  Amended and Restated Declaration of Trust of Vornado, amended April 3,
                    1997--Incorporated by reference to Exhibit 3.1 of Vornado's Registration
                    Statement on Form S-8 (File No. 333-29011), filed on June 12, 1997.........     *

  3.2        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the
                    State Department of Assessments and Taxation of Maryland on October 14,
                    1997--Incorporated by reference to Exhibit 3.2 of Vornado's Registration
                    Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000...........     *

  3.3        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the
                    State Department of Assessments and Taxation of Maryland on April 22, 1998
                    - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on
                    Form 8-K, dated April 22, 1998 (File No. 001-11954), filed on April 28,
                    1998.......................................................................     *

  3.4        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the
                    State Department of Assessments and Taxation of Maryland on November 24,
                    1999--Incorporated by reference to Exhibit 3.4 of Vornado's Registration
                    Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000...........     *

  3.5        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the
                    State Department of Assessments and Taxation of Maryland on April 20,
                    2000--Incorporated by reference to Exhibit 3.5 of Vornado's Registration
                    Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000...........     *

  3.6        --  Articles Supplementary Classifying Vornado's $3.25 Series A Preferred Shares
                    of Beneficial Interest, liquidation preference $50.00 per share -
                    Incorporated by reference to Exhibit 4.1 of Vornado's Current Report on
                    Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on April 8,
                    1997.......................................................................     *

  3.7        --  Articles Supplementary Classifying Vornado's Series D-1 8.5% Cumulative
                    Redeemable Preferred Shares of Beneficial Interest, no par value (the
                    "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No.
                    001-11954), filed on November 30, 1998.....................................     *

  3.8        --  Articles Supplementary Classifying Additional Series D-1 Preferred Shares -
                    Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on
                    Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on February
                    9, 1999....................................................................     *

  3.9        --  Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable
                    Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's
                    Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed
                    on March 17, 1999..........................................................     *

  3.10       --  Articles Supplementary Classifying Vornado's Series C Preferred Shares  -
                    Incorporated by reference to Exhibit 3.7 of Vornado's Registration
                    Statement on Form 8-A (File No. 001-11954), filed on May 19, 1999..........     *

  3.11       --  Articles Supplementary Classifying Vornado Realty Trust's Series D-2 Preferred
                    Shares, dated as of May 27, 1999, as filed with the State Department of
                    Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by
                    reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May
                    27, 1999 (File No. 001-11954), filed on July 7, 1999.......................     *

  3.12       --  Articles Supplementary Classifying Vornado's Series D-3 Preferred Shares,
                    dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated September 3,
                    1999 (File No. 001-11954), filed on October 25, 1999.......................     *

  3.13       --  Articles Supplementary Classifying Vornado's Series D-4 Preferred Shares,
                    dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated September 3,
                    1999 (File No. 001-11954), filed on October 25, 1999.......................     *

  3.14       --  Articles Supplementary Classifying Vornado's Series D-5 Preferred Shares -
                    Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on
                    Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December
                    23, 1999...................................................................     *


---------------------------
* Incorporated by reference

EXHIBIT NO.

  3.15     --  Amended and Restated Bylaws of Vornado, as amended on March 2, 2000 -
                  Incorporated by reference to Exhibit 3.12 of Vornado's Annual Report on
                  Form 10-K for the period ended December 31, 1999 (File No. 1-11954), filed
                  on March 9, 2000...........................................................     *

  3.16     --  Second Amended and Restated Agreement of Limited Partnership of the Operating
                  Partnership, dated as of October 20, 1997 Incorporated by reference to
                  Exhibit 3.4 of Vornado's Annual Report on Form 10-K for the year ended
                  December 31, 1997 filed on March 31, 1998 (the "1997 10-K")................     *

  3.17     --  Amendment to Second Amended and Restated Agreement of Limited Partnership of
                  Vornado Realty L.P., dated as of December 16, 1997--Incorporated by
                  reference to Exhibit 3.5 of the 1997 10-K..................................     *

  3.18     --  Second Amendment to Second Amendment and Restated Agreement of Limited
                  Partnership of the Operating Partnership of the Operating Partnership,
                  dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of
                  Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed
                  on April 14, 1998..........................................................     *

  3.19     --  Third Amendment to Second Amended and Restated Agreement of Limited
                  Partnership of the Operating Partnership, dated as of November 12, 1998 -
                  Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on
                  Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November
                  30, 1998...................................................................     *

  3.20     --  Fourth Amendment to Second Amended and Restated Agreement of Limited
                  Partnership of the Operating Partnership, dated as of November 30, 1998 -
                  Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on
                  Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9,
                  1999.......................................................................     *

  3.21     --  Exhibit A, dated as of December 22, 1998, to Second Amended and Restated
                  Agreement of Limited Partnership of the Operating Partnership -
                  Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on
                  Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on February
                  9, 1999....................................................................     *

  3.22     --  Fifth Amendment to Second Amended and Restated Agreement of Limited
                  Partnership of the Operating Partnership, dated as of March 3, 1999 -
                  Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on
                  Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17,
                  1999.......................................................................     *

  3.23     --  Exhibit A to Second Amended and Restated Agreement of Limited Partnership of
                  the Operating Partnership, dated as of March 11, 1999-Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated
                  March 3, 1999 (File No. 001-11954), filed on March 17,
                  1999.......................................................................     *

  3.24     --  Sixth Amendment to Second Amended and Restated Agreement of Limited
                  Partnership of Vornado Realty L.P., dated as of March 17, 1999-Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May
                  27, 1999 (File No. 001-11954), filed on July 7, 1999.......................     *

  3.25     --  Seventh Amendment to Second Amended and Restated Agreement of Limited
                  Partnership of Vornado Realty L.P., dated as of May 20, 1999-Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated May
                  27, 1999 (File No. 001-11954), filed on July 7, 1999.......................     *


---------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
  3.26       --  Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership
                    of Vornado Realty L.P., dated as of May 20, 1999-Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated May 27, 1999
                    (File No. 001-11954), filed on July 7, 1999..................................    *


  3.27        --  Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership
                    of Vornado Realty L.P., dated as of September 3, 1999-Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K,  dated
                    September 3, 1999 (File No. 001-11954), filed on October 25, 1999............    *


  3.28       --  Tenth Amendment to Second Amended and Restated Agreement of Limited Partnership
                    of Vornado Realty L.P., dated as of September 3, 1999-Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated
                    September 3, 1999 (File No. 001-11954), filed on October 25, 1999............    *


  3.29       --  Eleventh Amendment to Second Amended and Restated Agreement of Limited Partnership
                    of Vornado Realty L.P., dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated
                    November 24, 1999 (File No. 001-11954), filed on December 23, 1999...........    *


  4.1        --  Instruments defining the rights of security holders (see Exhibits 3.1 through 3.29 of this Quarterly Report on Form 10-Q)

  4.2        --  Indenture dated as of November 24, 1993 between Vornado Finance Corp. and
                    Bankers Trust Company, as Trustee - Incorporated by reference to Vornado's current Report on Form 8-K dated November 24, 1993 (File No. 001-11954),
                    filed December 1, 1993.......................................................    *


  4.3        --  Specimen certificate representing Vornado's Common Shares of Beneficial Interest, par value $0.04 per share -Incorporated by reference to Exhibit 4.1 of
                    Amendment No. 1 to Registration Statement on Form S-3 (File No. 33-62395),
                    filed on October 26, 1995....................................................    *


  4.4        --  Specimen certificate representing Vornado's $3.25 Series A Preferred Shares of
                    Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated
                    April 3, 1997 (File No. 001-11954), filed on April 8, 1997...................    *

  4.5        --  Specimen certificate evidencing Vornado's Series B 8.5% Cumulative Redeemable
                    Preferred Shares of Beneficial Interest - Incorporated by reference to
                    Exhibit 4.2 of Vornado's Registration Statement on Form 8-A (File No.
                    001-11954), filed on March 15, 1999..........................................    *

  4.6        --  Specimen certificate evidencing Vornado's 8.5% Series C Cumulative Redeemable
                    Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's
                    Registration Statement on Form 8-A (File No. 001-11954), filed May 19, 1999..    *

  10.1       --  Second Amendment, dated as of June 12, 1997, to Vornado's 1993 Omnibus Share Plan,
                    as amended - Incorporated by reference to Vornado's Registration Statement
                    on Form S-8 (File No. 333-29011) filed on June 12, 1997......................    *

  10.2       --  Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc.
                    dated as of May 1, 1992 - Incorporated by reference to Vornado's Quarterly
                    Report on Form 10-Q for quarter ended March 31, 1992 (File No. 001-11954),
                    filed May 8, 1992............................................................    *



---------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
  10.3**     --  Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture
                    Filing dated as of November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado Finance Corp., as mortgagee -
                    Incorporated by reference to Vornado's Current Report on Form 8-K dated
                    November 24, 1993 (File No. 001-11954), filed December 1, 1993.............     *

  10.4**     --  1985 Stock Option Plan as amended - Incorporated by reference to Vornado's
                    Quarterly Report on Form 10-Q for quarter ended May 2, 1987 (File No.
                    001-11954), filed June 9, 1987.............................................     *

  10.5**     --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan -
                    Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended October 26, 1985 (File No. 001-11954), filed December 9,
                    1985.......................................................................     *

  10.6**     --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option
                    Plan--Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed June 9,
                    1987.......................................................................     *

  10.7**     --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option
                    Plan--Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended October 26, 1985 (File No. 001-11954), filed December 9,
                    1985.......................................................................     *

  10.8**     --  Employment Agreement between Vornado Realty Trust and Joseph Macnow dated
                    January 1, 1998 - Incorporated by reference to Exhibit 10.7 of Vornado's
                    Quarterly Report on Form 10-Q for the quarter ended September 30, 1998
                    (File No. 001-11954), filed November 12, 1998..............................     *

  10.9**     --  Employment Agreement between Vornado Realty Trust and Richard Rowan dated
                    January 1, 1998 - Incorporated by reference to Exhibit 10.8 of Vornado's
                    Quarterly Report on Form 10-Q for the quarter ended September 30, 1998
                    (File No. 001-11954), filed November 12, 1998..............................     *

  10.10**    --  Employment Agreement between Vornado Realty Trust and Irwin Goldberg, dated
                    December 11, 1997 - Incorporated by reference to Exhibit 10.10 of Vornado's
                    Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No.
                    001-11954), filed on April 14, 1998........................................     *

  10.11**    --  Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli dated December 2, 1996 - Incorporated by reference to Vornado's Annual
                    Report on Form 10-K for the year ended December 31, 1996 (File No.
                    001-11954), filed March 13, 1997...........................................     *

  10.12      --  Promissory Notes from Steven Roth to Vornado, Inc. dated December 29, 1992 and
                    January 15, 1993 - Incorporated by reference to Vornado's Annual Report on
                    Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                    February 16, 1993..........................................................     *

  10.13      --  Registration Rights Agreement between Vornado, Inc. and Steven Roth Dated
                    December 29, 1992 - Incorporated by reference to Vornado's Annual Report on
                    Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                    February 16, 1993..........................................................     *

  10.14      --  Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December
                    29, 1992 - Incorporated by reference to Vornado's Annual Report on Form
                    10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                    February 16, 1993..........................................................     *


---------------------------
*   Incorporated by reference
**  Management contract or compensatory plan

EXHIBIT
  NO.
-------
  10.15      --  Promissory Note from Steven Roth to Vornado Realty Trust dated April 15, 1993 and June 17, 1993 - Incorporated by reference to Vornado's Annual Report on
                    Form 10-K for the year ended December 31, 1993 (File No. 001-11954), filed
                    March 24, 1994.............................................................     *

  10.16      --  Promissory Note from Richard Rowan to Vornado Realty Trust - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1993 (File No. 001-11954), filed March 24,
                    1994.......................................................................     *

  10.17      --  Promissory Note from Joseph Macnow to Vornado Realty Trust - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1993 (File No. 001-11954), filed March 24, 1994...............     *

  10.18      --  Management Agreement between Interstate Properties and Vornado, Inc. dated
                    July 13, 1992 -Incorporated by reference to Vornado's Annual Report on Form
                    10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                    February 16, 1993..........................................................     *

  10.19      --  Real Estate Retention Agreement between Vornado, Inc., Keen Realty
                    Consultants, Inc. and Alexander's, Inc., dated as of July 20, 1992 -
                    Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16,
                    1993.......................................................................     *

  10.20      --  Amendment to Real Estate Retention Agreement dated February 6, 1995 -
                    Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed March 23,
                    1995.......................................................................     *

  10.21      --  Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re:
                    Alexander's Retention Agreement - Incorporated by reference to Vornado's annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                    001-11954), filed March 24, 1994...........................................     *

  10.22      --  Stock Purchase Agreement, dated February 6, 1995, among Vornado Realty Trust and Citibank, N.A. Incorporated by reference to Vornado's Current Report on
                    Form 8-K dated February 6, 1995 (File No. 001-11954), filed February 21,
                    1995.......................................................................     *

  10.23      --  Management and Development Agreement, dated as of February 6, 1995 -
                    Incorporated by reference to Vornado's Current Report on Form 8-K dated
                    February 6, 1995 (File No. 001-11954), filed February 21, 1995.............     *

  10.24      --  Standstill and Corporate Governance Agreement, dated as of February 6, 1995 -
                    Incorporated by reference to Vornado's Current Report on Form 8-K dated
                    February 6, 1995 (File No. 001-11954), filed February 21, 1995.............     *

  10.25      --  Credit Agreement, dated as of March 15, 1995, among Alexander's Inc., as borrower, and Vornado Lending Corp., as lender-Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994 (File
                    No. 001 - 11954), filed March 23, 1995.....................................     *

  10.26      --  Subordination and Intercreditor Agreement, dated as of March 15, 1995 among
                    Vornado Lending Corp., Vornado Realty Trust and First Fidelity Bank,
                    National Association - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954),
                    filed March 23, 1995.......................................................     *


---------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
  10.28      --  Form of Intercompany Agreement between Vornado Realty L.P. and Vornado
                    Operating, Inc. -Incorporated by reference to Exhibit 10.1 of Amendment No.
                    1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File
                    No. 333-40701), filed on January 23, 1998..................................     *

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
                    Realty Trust and the holders of Units listed on Schedule A thereto -
                    Incorporated by reference to Exhibit 10.2 of Vornado's Current Report on
                    Form 8-K (File No. 001-11954), filed on April 30, 1997.....................     *

  10.32      --  Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado
                    Realty Trust, the Mendik Company, L.P., and Bernard H. Mendik -
                    Incorporated by reference to Exhibit 10.3 of Vornado's Current Report on
                    Form 8-K (File No. 001-11954), filed on April 30, 1997.....................     *

  10.33      --  Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty
                    Trust, The Mendik Company, L.P. and David R. Greenbaum - Incorporated by
                    reference to Exhibit 10.4 of Vornado's Current Report on Form 8-K (File No.
                    001-11954), filed on April 30, 1997........................................     *

  10.34      --  Agreement, dated September 28, 1997, between Atlanta Parent Incorporated,
                    Portland Parent Incorporated and Crescent Real Estate Equities, Limited
                    Partnership - Incorporated by reference to Exhibit 99.6 of Vornado's
                    Current Report on Form 8-K (File No. 001-11954), filed on October 8,
                    1997.......................................................................     *

  10.35      --  Contribution Agreement between Vornado Realty Trust, Vornado Realty L.P. and
                    The Contributors Signatory - thereto - Merchandise Mart Properties, Inc.
                    (DE) and Merchandise Mart Enterprises, Inc. Incorporated by reference to
                    Exhibit 10.34 of Vornado's Annual Report on Form 10-K/A for the year ended
                    December 31, 1997 (File No. 001-11954), filed on April 8, 1998.............     *

  10.36      --  Sale Agreement executed November 18, 1997, and effective December 19, 1997, between MidCity Associates, a New York partnership, as Seller, and One Penn
                    Plaza LLC, a New York Limited liability company; as purchaser. Incorporated by reference to Exhibit 10.35 of Vornado's Annual Report on Form 10-K/A for
                    the year ended December 31, 1997 (File No. 001-11954), filed on April 8,
                    1998.......................................................................     *

  10.37      --  Promissory Notes from Michael D. Fascitelli to Vornado Realty Trust dated
                    March 2, 1998 and April 30, 1998. Incorporated by reference to Exhibit
                    10.37 of Vornado's Quarterly Report on Form 10-Q for the quarter ended
                    March 31, 1998 (File No. 001-11954), filed May 13, 1998....................     *

  10.38      --  Credit Agreement dated as of June 22, 1998 among One Penn Plaza, LLC, as
                    Borrower, The Lenders Party Hereto, The Chase Manhattan Bank, as
                    Administrative Agent Incorporated by reference to Exhibit 10 of Vornado's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No.
                    001-11954), filed August 13, 1998..........................................     *

  10.39      --  Registration Rights Agreement, dated as of April 1, 1998 between Vornado and the Unit Holders named herein - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado's Registration Statement on Form S-3 (File
                    No. 333-50095), filed on May 6, 1998.......................................     *

  10.40      --  Underwriting Agreement, dated April 9, 1998, among Vornado, Vornado Realty
                    L.P. and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 1.1 of
                    Vornado's Current Report on Form 8-K, dated April 9, 1998 (File No.
                    001-11954), filed on April 16, 1998........................................     *


---------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
  10.41      --  Pricing Agreement, dated April 9, 1998, between Vornado and Goldman, Sachs &
                    Co. - Incorporated by reference to Exhibit 1.2 of Vornado's Current Report on Form 8-K, dated April 9, 1998 (File No. 001-11954), filed on April 16,
                    1998.......................................................................     *

  10.42      --  Underwriting Agreement, dated April 23, 1998, among Vornado, Vornado Realty
                    L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated - Incorporated
                    by reference to Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated
                    April 22, 1998 (File No. 001-11954), filed on April 28, 1998...............     *

  10.43      --  Registration Rights Agreement, dated as of August 5, 1998 between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.1 of Vornado's Registration Statement on Form S-3 (File No. 333-89667), filed
                    on October 25, 1999........................................................     *

  10.44      --  Registration Rights Agreement, dated as of July 23, 1998 between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of Vornado's Registration Statement on Form S-3 (File No. 333-89667), filed
                    on October 25, 1999........................................................     *

  10.45      --  Underwriting Agreement, dated March 12, 1999, among Vornado, Vornado Realty
                    L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated - Incorporated by
                    reference to Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated
                    March 3, 1999 (File No. 001-11954), filed on March 17, 1999................     *

  10.46      --  Underwriting Agreement, dated May 17, 1999, among Vornado Realty Trust,
                    Vornado Realty L.P., Salomon Smith Barney Inc. and the other underwriters named therein - Incorporated by reference to Exhibit 1.1 of Vornado's
                    Current Report on Form 8-K, dated May 17, 1999 (File No. 001-11954), filed
                    on May 26, 1999............................................................     *

  10.47      --  Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases
                    and Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado (as Mortgagee) - Incorporated by
                    reference to Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1999 (File No. 001-11954), filed on March 9, 2000.............     *

  10.48      --  Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado,
                    Lasalle Bank National Association, ABN Amro Bank N.V. and Midland Loan
                    Services, Inc. - Incorporated by reference to Vornado's Annual Report on
                    Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed
                    on March 9, 2000...........................................................     *

  10.49      --  Employment Agreement, dated January 22, 2000, between Vornado Realty Trust and
                    Melvyn Blum - Incorporated by reference to Vornado's Annual Report on Form
                    10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
                    March 9, 2000..............................................................     *

  10.50      --  First Amended and Restated Promissory Note of Steven Roth, dated November 16,
                    1999 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March
                    9, 2000....................................................................     *

  10.51      --  Letter agreement, dated November 16, 1999, between Steven Roth and Vornado
                    Realty Trust - Incorporated by reference to Vornado's Annual Report on Form
                    10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
                    March 9, 2000..............................................................     *

  10.52      --  Promissory Note of Melvyn Blum, dated March 24, 2000

  10.53      --  Promissory Note of Melvyn Blum, dated April 4, 2000

  10.54      --  Revolving Credit Agreement dated as of March 21, 2000 among Vornado Realty
                    L.P., as borrower, Vornado Realty Trust, as general partner, and UBS AG, as
                    Bank
  27         --  Financial Data Schedule

---------------------------
* Incorporated by reference