Form 10-Q
period 2000-06-30
VORNADO REALTY TRUST
filed 2000-08-02
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 33


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:            JUNE 30, 2000
                                -----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number:  1-11954
                         ------------------------------------------------------


                              VORNADO REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     MARYLAND                               22-1657560
-------------------------------------------------  ----------------------------
  (State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                       Identification Number)


     888 SEVENTH AVENUE, NEW YORK, NEW YORK                  10019
-------------------------------------------------  ----------------------------
    (Address of principal executive offices)               (Zip Code)


                                 (212) 894-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


             PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY 07663
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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


As of August 1, 2000 there were 86,687,388 common shares of the registrant's shares of beneficial interest outstanding.

                                     INDEX




PART I.              FINANCIAL INFORMATION:
                     ----------------------

             Item 1.  Financial Statements:                                                   Page Number
                                                                                              -----------

                      Consolidated Balance Sheets as of June 30, 2000 and
                      December 31, 1999...................................................         3

                      Consolidated Statements of Income for the Three and Six Months
                      Ended June 30, 2000 and June 30, 1999...............................         4

                      Consolidated Statements of Cash Flows for the Six Months
                      Ended June 30, 2000 and June 30, 1999...............................         5

                      Notes to Consolidated Financial Statements..........................         6

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...........................................         16

             Item 3.  Quantitative and Qualitative Disclosures About Market Risks.........         30



PART II.              OTHER INFORMATION:
                      ------------------

             Item 1.  Legal Proceedings...................................................         31

             Item 4.  Submission of Matters to a Vote of Security Holders.................         31

             Item 6.  Exhibits and Reports on Form 8-K....................................         31

Signatures            ....................................................................         32

Exhibit Index         ....................................................................         33

   PART I.  FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share amounts)


                                                                      JUNE 30,          DECEMBER 31,
                                                                        2000               1999
                                                                   ---------------     --------------

ASSETS

Real estate, at cost:
      Land............................................             $       821,652     $     826,477
      Buildings and improvements......................                   3,153,622         3,080,174
      Leasehold improvements and
           equipment..................................                      17,375            14,856
                                                                   ---------------     -------------
                 Total................................                   3,992,649         3,921,507
      Less accumulated depreciation and
           amortization...............................                    (346,081)         (308,542)
                                                                   ---------------     -------------
      Real estate, net................................                   3,646,568         3,612,965

Cash and cash equivalents, including U.S.
    government obligations under repurchase
    agreements of $20,714 and $43,675.................                      99,137           112,630
Escrow deposits and restricted cash...................                      34,216            30,571
Marketable securities.................................                     134,949           106,503
Investments and advances to partially-owned
    entities, including Alexander's of
    $161,837 and $159,148.............................                   1,398,093         1,315,387
Due from officers.....................................                      19,398            17,190
Accounts receivable, net of allowance for
    doubtful accounts of $7,762 and $7,292 ...........                      34,580            36,408
Notes and mortgage loans receivable...................                      57,377            49,719
Receivable arising from the straight-lining of
    rents.............................................                      94,480            79,298
Deposits in connection with real estate
    acquisitions......................................                       9,148             8,128
Other assets..........................................                     149,853           110,419
                                                                   ---------------     -------------







TOTAL ASSETS Item 2...................................             $     5,677,799     $   5,479,218
                                                                   ===============     =============

                                                                      JUNE 30,          DECEMBER 31,
                                                                        2000               1999
                                                                   ---------------     --------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable....................................    $     2,038,952     $   1,681,804
Revolving credit facility......................................                 --           367,000
Accounts payable and accrued expenses..........................             98,970           107,036
Officer's compensation payable.................................             36,013            34,996
Deferred leasing fee income....................................              8,100             8,349
Other liabilities..............................................              2,628             2,634
                                                                   ---------------     -------------
                 Total liabilities.............................          2,184,663         2,201,819
                                                                   ---------------     -------------
Minority interest of unitholders in the
    Operating Partnership......................................          1,418,890         1,222,031
                                                                   ---------------     -------------
Commitments and contingencies
Shareholders' equity:
       Preferred shares of beneficial interest:
             No par value per share; authorized,
             45,000,000 shares;
             Series A:  liquidation preference $50.00
             per share; issued 5,789,239 shares................            287,070           285,632
             Series B:  liquidation preference $25.00
             per share; issued 3,400,000 shares................             81,805            81,805
             Series C:  liquidation preference $25.00
             per share; issued 4,600,000 shares................            111,148           111,148
       Common shares of beneficial interest:
             $.04 par value per share; authorized,
             150,000,000 shares; issued and outstanding
             86,563,720 and 86,335,741 shares..................              3,462             3,453
       Additional capital......................................          1,703,414         1,696,557
       Accumulated deficit.....................................           (104,227)         (116,979)
                                                                   ---------------     -------------
                                                                         2,082,672         2,061,616
       Accumulated other comprehensive loss....................             (3,704)           (1,448)
       Due from officers for purchase of common
             shares of beneficial interest.....................             (4,722)           (4,800)
                                                                   ---------------     -------------
                  Total shareholders' equity...................          2,074,246         2,055,368
                                                                   ---------------     -------------

TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY....................................    $     5,677,799     $   5,479,218
                                                                   ===============     =============


                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except per share amounts)


                                      FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                          ENDED JUNE 30       ENDED JUNE 30
                                      --------------------  ------------------
                                        2000      1999       2000      1999
                                      --------------------  ------------------
Revenues:
  Property rentals................   $168,575   $141,724   $334,580   $279,883
  Expense reimbursements..........     25,604     21,143     50,860     41,871
  Other income (including fee
     income from related parties
     of $346 and $777 in each
     three month period and $667
     and $1,185 in each six month
     period)......................      4,566      3,321      8,584      7,998
                                     --------   --------   --------   --------
Total revenues....................    198,745    166,188    394,024    329,752
                                     --------   --------   --------   --------

Expenses:
   Operating......................     74,366     65,925    150,671    130,962
   Depreciation and amortization..     24,687     19,585     47,940     38,877
   General and administrative.....     10,770     10,169     20,967     19,797
                                     --------   --------   --------   --------
Total expenses....................    109,823     95,679    219,578    189,636
                                     --------   --------   --------   --------

Operating income..................     88,922     70,509    174,446    140,116
Income applicable to Alexander's..      3,113      1,839      6,157      3,341
Income from partially-owned
 entities.........................     24,026     20,978     47,639     39,578
Interest and other investment
 income...........................      4,939      4,900     10,698      8,358
Interest and debt expense.........    (39,335)   (35,284)   (78,682)   (70,901)
Net gain on sale of real estate...         --         --      2,560         --
Minority interest:
   Perpetual preferred unit
    distributions.................    (14,815)    (2,080)   (27,809)    (3,940)
   Minority limited partnership
    earnings......................     (9,320)    (9,194)   (18,668)   (15,933)
   Partially-owned entities.......       (577)      (529)    (1,067)    (1,014)
                                     --------   --------   --------   --------
Income before extraordinary item..     56,953     51,139    115,274     99,605
Extraordinary item................         --         --     (1,125)        --
                                     --------   --------   --------   --------
Net Income........................     56,953     51,139    114,149     99,605
Preferred stock dividends
   (including accretion of
   issuance expenses of $719 and
   $1,438 in each three and six
   month period)..................     (9,672)    (8,381)   (19,345)   (14,093)
                                     --------   --------   --------   --------
NET INCOME applicable to common
 shares...........................   $ 47,281   $ 42,758   $ 94,804   $ 85,512
                                     ========   ========   ========   ========

NET INCOME PER COMMON SHARE
   -BASIC.........................   $    .55   $    .50   $   1.10   $   1.00
                                     ========   ========   ========   ========

NET INCOME PER COMMON SHARE
   -DILUTED.......................   $    .53   $    .49   $   1.08   $    .98
                                     ========   ========   ========   ========

DIVIDENDS PER COMMON SHARE........   $    .48   $    .44   $    .96   $    .88
                                     ========   ========   ========   ========



                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                                      For The Six Months Ended June 30,
                                                                                  ----------------------------------------
                                                                                      2000                       1999
                                                                                  -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income................................................................    $     114,149              $      99,605
    Adjustments to reconcile net income to net
        cash provided by operations:
           Depreciation and amortization (including debt issuance costs)......           47,940                     38,877
           Straight-lining of rental income...................................          (15,182)                   (15,393)
           Net gain on sale of real estate....................................           (2,560)                        --
           Minority interest..................................................           47,544                     20,887
           Extraordinary item.................................................            1,125                         --
           Equity in income of Alexander's,
             including depreciation of $300 in each period....................           (6,157)                      (816)
           Equity in net income of partially-owned entities...................          (47,639)                   (39,578)
           Gain on sale of marketable securities..............................               --                       (382)
           Changes in operating assets and liabilities........................          (34,669)                   (16,404)
                                                                                  -------------              -------------
    Net cash provided by operating activities.................................          104,551                     86,796
                                                                                  -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate..................................................          (73,771)                   (86,731)
    Acquisitions of real estate and other.....................................           (6,660)                   (45,000)
    Proceeds from sale of real estate.........................................           23,992                         --
    Investments in partially-owned entities...................................          (45,450)                   (13,200)
    Distributions from partially-owned entities...............................           17,705                         --
    Proceeds from sale of Temperature Controlled Logistics assets.............               --                     22,769
    Investment in notes and mortgages receivable..............................           (7,595)                   (60,567)
    Repayment of mortgage loans receivable....................................               --                     19,367
    Cash restricted for tenant improvements...................................           (3,645)                    24,548
    Purchases of securities available for sale................................          (24,412)                    (3,939)
    Proceeds from sale or maturity of securities available for sale...........               --                      6,992
    Real estate deposits and other............................................           (1,020)                    (6,559)
                                                                                  -------------              -------------
    Net cash used in investing activities.....................................         (120,856)                  (142,320)
                                                                                  -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings..................................................          590,000                    165,000
    Repayments of borrowings..................................................         (619,444)                  (306,490)
    Debt issuance costs.......................................................          (17,996)                    (3,504)
    Proceeds from issuance of preferred units.................................          195,639                         --
    Proceeds from issuance of preferred stock.................................               --                    193,282
    Dividends paid on common shares...........................................          (82,051)                   (74,432)
    Distributions to minority partners........................................          (47,144)                   (12,226)
    Dividends paid on preferred shares........................................          (17,907)                   (12,655)
    Exercise of stock options.................................................            1,715                        255
                                                                                  -------------              -------------
    Net cash provided by (used in) financing activities.......................            2,812                    (50,770)
                                                                                  -------------              -------------

    Net decrease in cash and cash equivalents.................................          (13,493)                  (106,294)
    Cash and cash equivalents at beginning of period..........................          112,630                    167,808
                                                                                  -------------              -------------

    Cash and cash equivalents at end of period................................    $      99,137              $      61,514
                                                                                  =============              =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of $5,646 in
        2000 and $1,410 in 1999)..............................................    $      82,381              $      69,222

NON-CASH TRANSACTIONS:
    Financing assumed in acquisitions.........................................    $      17,640              $      55,000
    Minority interest in connection with acquisitions.........................            1,165                    297,800
    Unrealized gain on securities available for sale..........................            8,039                      1,353

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

     Vornado Realty Trust is a fully integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at June 30, 2000. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.   BASIS OF PRESENTATION

     The consolidated balance sheet as of June 30, 2000, the consolidated statements of income for the three and six months ended June 30, 2000 and 1999 and the consolidated statements of changes in cash flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vornado's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

     DISPOSITIONS

     On March 2, 2000, the Company sold its three Texas shopping center properties containing 221,000 square feet, for $25,750,000, resulting in a gain of $2,560,000.

     The Company entered into an agreement to sell its Westport, Connecticut property for approximately $24,000,000. The sale will result in a gain of approximately $9,000,000 and is expected to be completed in the third quarter, subject to customary closing conditions.

     FINANCINGS

     REMIC Refinancing

     On March 1, 2000, the Company completed a $500,000,000 private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000,000. In connection therewith, the Company repaid $228,000,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000,000 outstanding under its revolving credit facility. The Company incurred an extraordinary loss of approximately $1,125,000 in the three months ended March 31, 2000 due to the write-off of unamortized financing costs in connection with the prepayment of the existing debt.

     Revolving Credit Facility

     On March 21, 2000, the Company renewed its $1,000,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.55% at June 30, 2000). The Company paid origination fees of $6,700,000 and pays a commitment fee quarterly, over the remaining term of the facility of .15% per annum on the facility amount.

     Two Park Avenue Refinancing

     On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90,000,000. On such date, the Company received proceeds of $65,000,000 and repaid the then existing debt in the same amount. The balance of the proceeds was received on April 18, 2000. The new 3-year debt matures on February 28, 2003 and bears interest at LIBOR + 1.45% (8.10 % at June 30, 2000).

                              VORNADO REALTY TRUST

     Offerings of Preferred Units

     On May 1, 2000, the Company sold an aggregate of $21,000,000 of 8.25% Series D-6 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $20,475,000. The perpetual preferred units may be called without penalty at the option of the Operating Partnership commencing on May 1, 2005.

     On May 25, 2000, the Company sold an aggregate of $180,000,000 of 8.25% Series D-7 Cumulative Redeemable Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $175,500,000. The perpetual preferred units may be called without penalty at the option of the Operating Partnership commencing on May 25, 2005.

                              VORNADO REALTY TRUST

4.   INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

     The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:

     Investments and Advances

                                                     June 30, 2000      December 31, 1999
                                                   -----------------   -------------------
     (amounts in thousands)

     Temperature Controlled Logistics..........        $  496,553          $  481,808
     Charles E. Smith Commercial Realty L.P.
         ("CESCR").............................           322,125             317,812
     Alexander's...............................           161,837             159,148
     Newkirk Joint Ventures....................           146,261             142,670
     Hotel Pennsylvania (1)....................            62,256              59,176
     Partially-Owned Office Buildings..........            65,956              59,510
     Fort Lee Development Project..............            25,538              16,663
     Park Laurel Development Project...........            40,282              24,695
     Other.....................................            77,285              53,905
                                                       ----------          ----------
                                                       $1,398,093          $1,315,387
                                                       ==========          ==========

      Income

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                ---------------------------   -------------------------
                                                   2000            1999          2000          1999
                                                -----------    ------------   -----------   -----------
   (amounts in thousands)

   Income applicable to Alexander's: (2)
     33.1% share of equity in income.....          $   171        $    534      $    478      $    816
     Interest Income.....................            2,942           1,305         5,679         2,525
                                                   -------        --------      --------      --------
                                                   $ 3,113        $  1,839      $  6,157      $  3,341
                                                   =======        ========      ========      ========
   Temperature Controlled Logistics:
     60% share of equity in net income (3)         $ 5,585        $  7,243      $ 13,660      $ 17,857
     Management fee (40% of 1% per annum of
       Total Combined Assets, as defined)            1,357           1,263         2,680         2,639
                                                   -------        --------      --------      --------
                                                     6,942           8,506        16,340        20,496

   CESCR (4).............................            6,589           5,125        13,318         7,761
   Newkirk Joint Ventures (5)............            5,402           3,277         9,738         5,309
   Hotel Pennsylvania (1)................            2,886           2,425         3,307         2,568
   Partially-Owned Office Buildings......              978             433         1,678           750
   Other.................................            1,229           1,212         3,258         2,694
                                                   -------        --------      --------      --------
                                                   $24,026        $ 20,978      $ 47,639      $ 39,578
                                                   =======        ========      ========      ========

----------------------

(1) The Company owns 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion, which is owned through a preferred stock affiliate.
(2)  Fee income is included in Other.
(3) Subsequent to March 12, 1999 (date the operations of the Temperature Controlled Logistics Companies were sold), the Company reflects its equity in the rental income it receives from the Temperature Controlled Logistics Companies, its tenant. Prior to that date the Company reflected its equity in the operations. At December 31, 1999, the tenant had deferred $5,400 of rent of which the Company's share was $3,240. In the quarter ended June 30, 2000, the tenant deferred an additional $6,700 of rent of which the Company's share was $4,020. In the quarter ended June 30, 2000, the Company recorded a charge for a rent receivable valuation allowance of $2,400 in connection with the probable restructuring of the leases.
(4)  9.6% interest from January 1999 to March 1999 and 34% interest thereafter.
(5) Income for the three and six months ended June 30, 2000 includes the Company's share of an extraordinary gain of $652 resulting from the prepayment of debt.

                              VORNADO REALTY TRUST

Alexander's

     On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for approximately $2,740,000. On April 11, 2000, the Company acquired an additional 10,400 shares of Alexander's common stock for approximately $674,000, thereby increasing its ownership interest to 33.1%.

     At June 30, 2000, the Company has loans receivable from Alexander's aggregating $95,000,000, including $50,000,000 loaned to Alexander's on October 20, 1999. The loans, which were scheduled to mature on March 15, 2000 have been extended for one year to March 15, 2001. The interest rate has been reset from 14.18% to 15.72%, reflecting an increase in the underlying Treasury rate.

     Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Subject to the payments of rents by Alexander's tenants, the Company is due $546,000 under its leasing agreement with Alexander's which amount is included in Investments in and Advances to Alexander's. Included in Other income is management fee income from Alexander's of $878,000 and $1,072,000 for the three months ended June 30, 2000 and 1999 and $1,753,000 and $2,214,000 for the six months ended June 30, 2000 and 1999.

5.   OTHER RELATED PARTY TRANSACTIONS

     The Company loaned an executive officer of the Company $1,000,000 on March 24, 2000 and an additional $1,000,000 on April 4, 2000 in accordance with the terms of an employment agreement. The loans have a five year term and bear interest, payable quarterly at a rate of 6.63% and 6.55%, respectively (based on the mid-term applicable federal rate provided under the Internal Revenue Code).

     The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $200,000 and $195,000 for the three months ended June 30, 2000 and 1999 and $387,000 and $465,000 for the six months ended June 30, 2000 and 1999.

     The Mendik Group owns an entity, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $11,485,000 and $8,286,000 for the three months ended June 30, 2000 and 1999 and $23,418,000 and $19,297,000 for the six months ended June 30, 2000 and 1999.

                              VORNADO REALTY TRUST

6.   MINORITY INTEREST

     The minority interest represents limited partners', other than the Company, interests in the Operating Partnership and are comprised of:

                                          Outstanding Units at                        Preferred
                                       -------------------------       Per Unit        or Annual      Conversion
                                         June 30,      December 31,    Liquidation    Distribution     Rate Into
Unit Series                               2000            1999         Preference        Rate        Class A Units
-------------                          -----------    ------------    ------------   -------------   --------------
Class A............................    6,284,004       6,247,829           --         $    1.92           (a)
Class D............................      876,169         876,543           --         $   2.015            1.0(b)
5.0% B-1 Convertible Preferred.....      899,566         899,566       $   50.00      $    2.50           .914
8.0% B-2 Convertible Preferred.....      449,783         449,783       $   50.00      $    4.00           .914
6.5% C-1 Convertible Preferred.....      747,912         747,912       $   50.00      $    3.25         1.1431
8.5% D-1 Cumulative Redeemable
  Preferred .......................    3,500,000       3,500,000       $   25.00      $   2.125           (c)
8.375% D-2 Cumulative Redeemable
  Preferred........................      549,336         549,336       $   50.00      $   4.1875          (c)
8.25% D-3 Cumulative Redeemable
  Preferred........................    8,000,000       8,000,000       $   25.00      $   2.0625          (c)
8.25% D-4 Cumulative Redeemable
  Preferred........................    5,000,000       5,000,000       $   25.00      $   2.0625          (c)
8.25% D-5 Cumulative Redeemable
  Preferred........................    7,480,000       7,480,000       $   25.00      $   2.0625          (c)
8.25% D-6 Cumulative Redeemable
  Preferred........................      840,000              --       $   25.00      $   2.0625          (c)
8.25% D-7 Cumulative Redeemable
  Preferred........................    7,200,000              --       $   25.00      $   2.0625          (c)
6.0% E-1 Convertible Preferred.....    4,998,000       4,998,000       $   50.00      $   3.125(d)      1.1364

  --------------------------
  (a) Class A units are redeemable at the option of the holder for cash or, at the Company's option, for one common share of beneficial interest in Vornado.
  (b) Mandatory conversion of Class D units into Class A units will occur after four consecutive quarters of distributions of at least $.50375 per Class A unit ($2.015 annually).
  (c) Redeemable for an equivalent of the Company's preferred shares.
  (d) Increases to $3.25 on March 3, 2001, and fixes at $3.375 on March 3,
      2006.

                              VORNADO REALTY TRUST

7.   COMMITMENTS AND CONTINGENCIES

     There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.


8.   INCOME PER SHARE

     The following table sets forth the computation of basic and diluted income per share:



                                                   For The Three Months Ended     For The Six Months Ended
                                                            June 30,                     June 30,
                                                   --------------------------    -------------------------
                                                       2000          1999           2000          1999
                                                   ------------  ------------    ----------   ------------
  (amounts in thousands except per share amounts)

  Numerator:

     Income before extraordinary item..........      $  56,953    $  51,139      $  115,274    $  99,605
     Extraordinary item........................             --           --          (1,125)          --
                                                     ---------    ---------      ----------    ---------
     Net income................................         56,953       51,139         114,149       99,605
     Preferred stock dividends.................         (9,672)      (8,381)        (19,345)     (14,093)
                                                     ---------    ---------      ----------    ---------

  Numerator for basic and diluted income per
     share - net income applicable to common
     shares....................................      $  47,281    $  42,758      $   94,804    $  85,512
                                                     =========    =========      ==========    =========

  Denominator:
     Denominator for basic income per share -
     weighted average shares...................         86,399       85,634          86,389       85,362
     Effect of dilutive securities:
       Employee stock options..................          2,347        2,189           1,689        1,883
                                                     ---------    ---------      ----------    ---------
     Denominator for diluted income per share -
       adjusted weighted average shares and
       assumed conversions.....................         88,746       87,823          88,078       87,245
                                                     =========    =========      ==========    =========

  INCOME PER COMMON SHARE - BASIC:
       Income before extraordinary item........      $     .55    $     .50      $     1.11    $    1.00
       Extraordinary item......................             --           --            (.01)          --
                                                     ---------    ---------      ----------    ---------
       Net income per common share.............      $     .55    $     .50      $     1.10    $    1.00
                                                     =========    =========      ==========    =========

  INCOME PER COMMON SHARE - DILUTED:
       Income before extraordinary item........      $     .53    $     .49      $     1.09    $     .98
       Extraordinary item......................             --           --            (.01)          --
                                                     ---------    ---------      ----------    ---------
       Net income per common share.............      $     .53    $     .49      $     1.08    $     .98
                                                     =========    =========       =========    =========

                              VORNADO REALTY TRUST

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9.   COMPREHENSIVE INCOME

     The following table sets forth the Company's comprehensive income:

                                                       Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                   --------------------------    -------------------------
                                                       2000          1999           2000          1999
                                                   ------------  ------------    ----------   ------------
   (amounts in thousands)

   Net income applicable to common shares.......   $  47,281        $  42,758    $ 94,804       $  85,512
   Other comprehensive (loss)/income............     (54,456)(1)        2,378      (2,256)(1)       1,353
                                                   ---------        ---------    --------       ---------
   Comprehensive (loss)/income..................   $  (7,175)       $  45,136    $ 92,548       $  86,865
                                                   =========        =========    ========       =========

----------------------------
(1) Primarily reflects the fluctuations in the market value of Vornado's investments in companies that provide fiber-optic networks and broadband access to the Company's Office division tenants.In the first quarter of 2000, the Company was required to record unrealized appreciation on such securities of $52,779. In the second quarter of this year, the value of these securities decreased by $54,456, and accordingly, the Company was required to record such decrease.

                              VORNADO REALTY TRUST

10.  SEGMENT INFORMATION

     The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.

         (amounts in thousands)

                                                               Three Months Ended June 30,
                                        -------------------------------------------------------------------------------
                                                                         2000
                                        -------------------------------------------------------------------------------
                                                                                             Temperature
                                                                              Merchandise     Controlled
                                           Total       Office      Retail        Mart         Logistics       Other(2)
                                        ----------  -----------  ----------  ------------   -------------   -----------
Total revenues...............           $ 198,745   $  112,846   $  42,957    $  37,760      $       --     $   5,182
Total expenses...............             109,823       62,376      18,481       20,009              --         8,957
                                        ---------   ----------   ---------   ----------     -----------     ---------
Operating income.............              88,922       50,470      24,476       17,751              --        (3,775)
Income applicable to
   Alexander's...............               3,113           --          --           --              --         3,113
Income from partially-owned
   entities..................              24,026        7,619         301        1,239           6,942(4)      7,925
Interest and other investment
   income....................               4,939          251          --          311              --         4,377
Interest and debt expense....             (39,335)     (13,839)    (13,845)      (9,558)             --        (2,093)
Minority interest............             (24,712)     (15,356)     (3,913)      (3,153)         (2,260)          (30)
                                        ---------   ----------   ---------   ----------     -----------     ---------
Net income...................              56,953       29,145       7,019        6,590           4,682         9,517
Minority interest............              24,712       15,356       3,913        3,153           2,260            30
Interest and debt expense(3).              62,962       22,964      14,494        9,558           7,307         8,639
Depreciation and
    amortization(3)..........              40,932       18,343       5,483        5,021           8,005         4,080
Straight-lining of rents(3)..              (6,349)      (3,985)       (709)      (1,485)           (282)          112
Other........................               2,707           --          --           --             294         2,413
                                        ---------   ----------   ---------   ----------     -----------     ---------
EBITDA(1)....................           $ 181,917   $   81,823   $  30,200    $  22,837      $   22,266     $  24,791
                                        =========   ==========   =========   ==========     ===========     =========





                                                               Three Months Ended June 30,
                                       --------------------------------------------------------------------------------
                                                                         1999
                                       --------------------------------------------------------------------------------
                                                                                             Temperature
                                                                              Merchandise     Controlled
                                          Total       Office       Retail        Mart         Logistics      Other(2)
                                       -----------  ----------   ----------  -------------  -------------  ------------
Total revenues...............            $166,188   $  87,876    $  43,009    $   33,367     $     --       $   1,936
Total expenses...............              95,679      52,313       17,884        17,853           --           7,629
                                       ----------   ---------    ---------   -----------    ---------      ----------
Operating income.............              70,509      35,563       25,125        15,514           --          (5,693)
Income applicable to
   Alexander's...............               1,839          --           --            --           --           1,839
Income from partially-owned
   entities..................              20,978       5,670          223           728        8,506           5,851
Interest and other investment
   income....................               4,900         318           --            69           --           4,513
Interest and debt expense....             (35,284)    (11,778)      (8,085)       (6,869)          --          (8,552)
Minority interest............             (11,803)     (5,420)      (3,081)       (1,697)      (1,605)             --
                                       -----------  ---------    ---------   -----------    ---------      ----------
Net income...................              51,139      24,353       14,182         7,745        6,901          (2,042)
Minority interest............              11,803       5,420        3,081         1,697        1,605              --
Interest and debt expense(3).              59,338      22,101        8,740         6,869        6,893          14,735
Depreciation and
    amortization(3)..........              33,639      15,640        4,252         4,105        7,615           2,027
Straight-lining of rents(3)..              (7,656)     (4,902)        (682)       (1,172)        (627)           (273)
Other........................               2,755          --           --            --        1,114(5)        1,641
                                       ----------   ---------    ---------   -----------    ---------      ----------
EBITDA(1)....................            $151,018   $  62,612    $  29,573    $   19,244     $ 23,501       $  16,088
                                       ==========   =========    =========   ===========    =========      ==========

--------------------
   See footnotes 1-5 on page 16.

                              VORNADO REALTY TRUST

         (amounts in thousands)




                                  ---------------------------------------------------------------------------------------------
                                                         Six Months Ended June 30, 2000
                                  ---------------------------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                     Merchandise     Controlled
                                      Total          Office           Retail            Mart         Logistics          Other(2)
                                  ------------    -----------    -------------     --------------  -------------    ------------
Total revenues................    $   394,024     $  222,420     $     86,695      $    74,953     $        --      $     9,956
Total expenses................        219,578        124,443           37,263           40,109              --           17,763
                                  -----------     ----------     ------------      -----------     -----------      -----------
Operating income..............        174,446         97,977           49,432           34,844              --           (7,807)
Income applicable to
   Alexander's................          6,157             --               --               --              --            6,157
Income from partially-owned
   entities...................         47,639         15,387              669            3,381          16,340(4)        11,862
Interest and other investment
   income.....................         10,698            631               --              400              --            9,667
Interest and debt expense.....        (78,682)       (27,980)         (24,656)         (17,905)             --           (8,141)
Net gain on sale of real
   estate.....................          2,560             --            2,560               --              --               --
Minority interest.............        (47,544)       (27,360)          (8,850)          (6,327)         (4,977)             (30)
                                  -----------     ----------     ------------      -----------     -----------      -----------
Income before extraordinary
   item.......................        115,274         58,655           19,155           14,393          11,363           11,708
Extraordinary item............         (1,125)            --           (1,125)              --              --               --
                                  -----------     ----------     ------------      -----------     -----------      -----------
Net income....................        114,149         58,655           18,030           14,393          11,363           11,708
Extraordinary item............          1,125             --            1,125               --              --               --
Minority interest.............         47,544         27,360            8,850            6,327           4,977               30
Net gain on sale of real
   estate.....................         (2,560)            --           (2,560)              --              --               --
Interest and debt expense(3)..        124,622         46,152           25,954           17,905          14,037           20,574
Depreciation and
   amortization(3)............         80,309         36,299            9,785           10,048          16,334            7,843
Straight-lining of rents(3)...        (13,781)        (9,286)          (1,386)          (2,764)           (809)             464
Other                                   3,981             --               --               --             809(5)         3,172
                                  -----------     ----------     ------------      -----------     -----------      -----------
EBITDA(1).....................    $   355,389     $  159,180     $     59,798      $    45,909     $    46,711      $    43,791
                                  ===========     ==========     ============      ===========     ===========      ===========

                                                                          June 30, 2000
                                  ---------------------------------------------------------------------------------------------
Balance sheet data:
       Real estate, net.......    $ 3,646,568     $2,234,067     $    554,622     $   757,392     $        --      $   100,487
       Investments and
           advances to
            partially-owned
            entities..........      1,398,093        389,595            2,707          41,803         496,553          467,435




                                -------------------------------------------------------------------------------------------------
                                                       Six Months Ended June 30, 1999
                                -------------------------------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                      Merchandise      Controlled
                                     Total          Office             Retail             Mart         Logistics        Other(2)
                                -------------   -------------   ---------------   ----------------  -------------   -------------
Total revenues................  $   329,752     $    175,152    $     84,366      $     66,355      $        --      $     3,879
Total expenses................      189,636          103,797          35,041            36,355               --           14,443
                                -----------     ------------    ------------      ------------      -----------      -----------
Operating income..............      140,116           71,355          49,325            30,000               --          (10,564)
Income applicable to
   Alexander's................        3,341               --              --                --               --            3,341
Income from partially-owned
   entities...................       39,578            8,584             423             1,904           20,496            8,171
Interest and other investment
   income.....................        8,358              856              --               367               --            7,135
Interest and debt expense.....      (70,901)         (22,259)        (16,117)          (13,165)              --          (19,360)
Net gain on sale of real
   estate.....................           --               --              --                --               --               --
Minority interest.............      (20,887)          (9,354)         (5,296)           (3,010)          (3,227)              --
                                -----------     ------------    ------------      ------------      -----------      -----------
Income before extraordinary
   item.......................       99,605           49,182          28,335            16,096           17,269          (11,277)
Extraordinary item............           --               --              --                --               --               --
                                -----------     ------------    ------------      ------------      -----------      -----------
Net income....................       99,605           49,182          28,335            16,096           17,269          (11,277)
Extraordinary item............           --               --              --                --               --               --
Minority interest.............       20,887            9,354           5,296             3,010            3,227               --
Net gain on sale of real
   estate.....................           --               --              --                --               --               --
Interest and debt expense(3)..      109,037           36,706          17,429            13,165           13,558           28,179
Depreciation and
   amortization(3)............       65,850           29,417           8,384             8,178           16,012            3,859
Straight-lining of rents(3)...      (12,533)          (8,615)         (1,317)           (2,280)            (627)             306
Other                                   101               --              --                --           (3,009)(5)        3,110
                                -----------     ------------    ------------      ------------      -----------      -----------
EBITDA(1).....................  $   282,947     $    116,044    $     58,127          $ 38,169      $    46,430         $ 24,177
                                ===========     ============    ============      ============      ===========      ===========


                                                                             December 31, 1999
                                -------------------------------------------------------------------------------------------------
Balance sheet data:
       Real estate, net.......  $ 3,612,965     $  2,208,510    $    575,633      $    753,416      $      --           $ 75,406
       Investments and
           advances to
            partially-owned
            entities..........    1,315,387          382,417           3,057            32,524          481,808          415,581


--------------------
   See footnotes 1-5 on the next page.

                              VORNADO REALTY TRUST

Notes to segment information:

   (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
   (2) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.
   (3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
   (4) Includes a charge for a rent receivable valuation allowance of $2,400 recorded in the quarter ended June 30, 2000 in connection with the probable restructuring of the Temperature Controlled Logistics leases.
   (5) Includes the reversal of income taxes (benefit for the six months ended June 30, 1999) which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.


11.  SUBSEQUENT EVENTS

     On August 1, 2000, the Company provided a $50,000,000 secured line of credit to Alexander's under the same terms and conditions as Alexander's existing loan from the Company. The maturity date of the existing loan has been extended to March 15, 2002, which is also the maturity date of the line of credit.

     On July 20, 2000, the Company entered into an agreement to acquire an office building located in Chicago containing approximately 300,000 square feet for $35,400,000. The acquisition is expected to be completed in the third quarter, subject to customary closing conditions.


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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

        Below is a summary of net income and EBITDA by segment for the three months ended June 30, 2000 and 1999:

                                                                  For The Three Months Ended June 30, 2000
                                             -----------------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                       Merchandise     Controlled
                                                 Total       Office        Retail         Mart         Logistics       Other(4)
                                             ----------   ----------    ------------  ------------   -------------   -----------
  Total revenues..................            $198,745     $112,846        $42,957      $ 37,760        $     --       $ 5,182
  Total expenses..................             109,823       62,376         18,481        20,009              --         8,957
                                              --------     --------       --------      --------        --------       -------
  Operating income................              88,922       50,470         24,476        17,751              --        (3,775)
  Income applicable to Alexander's               3,113           --             --            --              --         3,113
  Income from partially-owned entities          24,026        7,619            301         1,239           6,942         7,925
  Interest and other investment income           4,939          251             --           311              --         4,377
  Interest and debt expense.......             (39,335)     (13,839)       (13,845)       (9,558)             --        (2,093)
  Minority interest...............             (24,712)     (15,356)        (3,913)       (3,153)         (2,260)          (30)
                                              --------     --------       --------      --------        --------       -------
  Net income......................              56,953       29,145          7,019         6,590           4,682         9,517
  Minority interest...............              24,712       15,356          3,913         3,153           2,260            30
  Interest and debt expense (2)...              62,962       22,964         14,494         9,558           7,307         8,639
  Depreciation and amortization (2)             40,932       18,343          5,483         5,021           8,005         4,080
  Straight-lining of rents (2)....              (6,349)      (3,985)          (709)       (1,485)           (282)          112
  Other...........................               2,707           --             --            --             294         2,413
                                              --------     --------       --------      --------        --------       -------
  EBITDA (1)......................            $181,917     $ 81,823        $30,200      $ 22,837        $ 22,266       $24,791
                                              ========     ========       ========      ========        ========       =======

                                                                  For The Three Months Ended June 30, 1999
                                             -----------------------------------------------------------------------------------
                                                                                                       Temperature
                                                                                       Merchandise     Controlled
                                                 Total      Office         Retail         Mart         Logistics      Other(4)
                                             ----------   ----------    ------------  ------------   -------------   -----------
  Total revenues..................            $166,188    $ 87,876         $43,009      $ 33,367          $    --      $ 1,936
  Total expenses..................              95,679      52,313          17,884        17,853               --        7,629
                                              --------     -------         -------      --------          -------      -------
  Operating income................              70,509      35,563          25,125        15,514               --       (5,693)
  Income applicable to Alexander's               1,839          --              --            --               --        1,839
  Income from partially-owned entities          20,978       5,670             223           728            8,506        5,851
  Interest and other investment income           4,900         318              --            69               --        4,513
  Interest and debt expense.......             (35,284)    (11,778)         (8,085)       (6,869)              --       (8,552)
  Minority interest...............             (11,803)     (5,420)         (3,081)       (1,697)          (1,605)          --
                                              --------     -------         -------      --------          -------      -------
  Net income......................              51,139      24,353          14,182         7,745            6,901       (2,042)
  Minority interest...............              11,803       5,420           3,081         1,697            1,605           --
  Interest and debt expense (2)...              59,338      22,101           8,740         6,869            6,893       14,735
  Depreciation and amortization (2)             33,639      15,640           4,252         4,105            7,615        2,027
  Straight-lining of rents (2)....              (7,656)     (4,902)           (682)       (1,172)            (627)        (273)
  Other...........................               2,755          --              --            --            1,114(3)     1,641
                                              --------    --------         -------      --------          -------      -------
  EBITDA (1)......................            $151,018    $ 62,612         $29,573      $ 19,244          $23,501      $16,088
                                              ========    ========         =======      ========          =======      =======


--------------------------


 (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
 (2) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
 (3) Includes the reversal of income taxes which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.
 (4) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investment in the Hotel Pennsylvania, Alexander's and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

     Below are the details of the changes by segment in EBITDA.

                                                                                           Temperature
                                                                            Merchandise    Controlled
                                    Total          Office        Retail        Mart         Logistics     Other
                                -----------      ----------     ---------    ---------     ---------    ----------
 Three months ended
     June 30, 1999............. $ 151,018        $   62,612     $  29,573    $  19,244     $  23,501     $  16,088
 2000 Operations:
     Same store operations(1)..    17,444            11,820         1,177        3,593        (1,235)(2)     2,089

     Acquisitions and other....    13,455             7,391          (550)          --            --         6,614
                                ---------        ----------     ---------    ---------     ---------     ---------
 Three months ended
     June 30, 2000............. $ 181,917        $   81,823     $  30,200    $  22,837     $  22,266     $  24,791
                                =========        ==========     =========    =========     =========     =========
     % increase in same
       store operations........    11.6%             18.9%          4.0%        18.7%         (5.2%)(2)     13.0%


 (1) Represents operations, which were owned for the same period in each year.

 (2) Subsequent to March 12, 1999 (date the operations of the Temperature Controlled Logistics Companies were sold), the Company reflects its equity in the rental income it receives from the Temperature Controlled Logistics Companies, its tenant. Prior to that date the Company reflected its equity in the operations. At December 31, 1999, the tenant had deferred $5,400 of rent, of which the Company's share was $3,240. In the quarter ended June 30, 2000, the tenant deferred an additional $6,700 of rent of which the Company's share was $4,020. In the quarter ended June 30, 2000, the Company has recorded a charge for a rent receivable valuation allowance of $2,400 in connection with the probable restructuring of the leases.

     Revenues

     The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $198,745 in the three months ended June 30, 2000, compared to $166,188 in the prior year's quarter, an increase of $32,557. This increase by segment resulted from:


                                   Date of                                               Merchandise
                                 Acquisition      Total        Office       Retail          Mart         Other
                                -------------  ----------    ----------   ----------    ------------  -----------
Property Rentals:
Acquisitions:
909 Third Avenue............      July 1999    $  8,114      $   8,114     $     --      $      --    $       --
595 Madison Avenue..........   September 1999     3,663          3,663           --             --            --
Hotel Pennsylvania..........     August 1999      1,536             --           --             --         1,536
Student Housing Complex.....    January 2000      1,111             --           --             --         1,111
                                               --------      ---------     --------      ---------    ----------
                                                 14,424         11,777           --             --         2,647
Disposition:
Texas shopping centers..........                   (620)            --         (620)            --            --
Leasing activity................                 13,047          8,440        1,071          3,379           157
                                               --------      ---------     --------      ---------    ----------
Total increase in property
    rentals.....................                 26,851         20,217          451          3,379         2,804
                                               --------     ----------     --------      ---------    ----------
Tenant expense reimbursements:
Increase in tenant expense
    reimbursements due to
    acquisitions................                  2,549          2,273           --             --           276
Other...........................                  1,912          1,579         (618)           871            80
                                               --------      ---------     --------      ---------    ----------
Total increase in tenant
    expense reimbursements......                  4,461          3,852         (618)           871           356
                                               --------      ---------     --------      ---------    ----------
Other income....................                  1,245            901          115            143            86
                                               --------      ---------     --------      ---------    ----------
Total increase in revenues......               $ 32,557      $  24,970     $    (52)     $   4,393    $    3,246
                                               ========      =========     ========      =========    ==========

                    See Supplemental Information on page 27.

     Expenses

     The Company's expenses were $109,823 in the three months ended June 30, 2000 compared to $95,679 in the prior year's quarter, an increase of $14,144. This increase by segment resulted from:

                                                                             Merchandise
                                      Total       Office        Retail          Mart          Other
                                    --------     --------    ----------      ----------    ----------
  Operating:
     Acquisitions............     $   6,588    $   5,348     $      --       $      --     $   1,240
     Same store operations...         2,062        1,710          (489)             765           76
                                  ----------   ----------    ----------      ----------    ----------
                                      8,650        7,058          (489)             765        1,316
                                  ----------   ----------    ----------      ----------    ----------
  Depreciation and
     amortization:
     Acquisitions............         1,669        1,147            --               --          522
     Same store operations...         3,224        1,348           704              916          256
                                  ----------   ----------    ----------      ----------    ----------
                                      4,893        2,495           704              916          778
                                  ----------   ----------    ----------      ----------    ----------
  General and administrative            601(1)       510           381              475    $    (765)
                                  ----------   ----------    ----------      ----------    ----------
                                  $  14,144    $  10,063     $     596        $   2,156    $   1,329
                                  ==========   ==========    ==========      ==========    ==========


    (1) This increase resulted from higher payroll and corporate office expenses, partially offset by lower professional fees.

    Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $3,113 in the three months ended June 30, 2000 compared to $1,839 in the prior year's quarter, an increase of $1,274. This increase resulted primarily from interest income on the additional $50,000 the Company loaned to Alexander's in October 1999.

    Income from partially-owned entities was $24,026 in the three months ended June 30, 2000, compared to $20,978 in the prior year's quarter, an increase of $3,048. This increase by segment resulted from:

                                                                                      Temperature
                                                                        Merchandise    Controlled
                                     Total      Office      Retail         Mart        Logistics      Other
                                 ----------   --------    --------     ------------   -----------   ---------
Increase (decrease) in equity
   in income:
   Temperature Controlled
     Logistics...........         $(1,564)(1) $     --    $    --         $    --    $ (1,564)(1)    $    --
                                                                                                          --
   CESCR.................           1,464        1,464         --              --          --             --
   Newkirk Joint
     Ventures............           2,125(2)        --         --              --          --          2,125(2)
   Hotel Pennsylvania....             461(3)        --         --               -          --            461(3)
   Partially-owned office
     buildings...........             545          545         --              --          --             --
   Other.................              17          (60)        78             511          --           (512)
                                 --------     --------    -------        --------    --------       --------
                                 $  3,048     $  1,949    $    78        $    511    $ (1,564)      $  2,074
                                 ========     ========    =======        ========    ========       ========


-------------------------------------

(1) Includes a charge in the quarter ended June 30, 2000 for a rent receivable valuation allowance of $2,400.

(2) Includes the Company's share of an extraordinary gain of $652 resulting from the prepayment of debt.

(3) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999, and accordingly consolidated.

     Interest and debt expense was $39,335 for the three months ended June 30, 2000, compared to $35,284 in the prior year's quarter, an increase of $4,051. This increase is primarily due to higher interest rates during the period.

     Minority interest was $24,712 for the three months ended June 30, 2000, compared to $11,803 in the prior year's quarter, an increase of $12,909. This increase is primarily due to the issuance of perpetual preferred units.

     Preferred stock dividends were $9,672 for the three months ended June 30, 2000, compared to $8,381 in the prior year's quarter, an increase of $1,291. The increase resulted from the issuance of the Company's Series C Cumulative Redeemable Preferred Shares in May 1999.

     SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                               For The Six Months Ended June 30, 2000
                                        ----------------------------------------------------------------------------------
                                                                                              Temperature
                                                                                Merchandise    Controlled
                                           Total       Office       Retail          Mart       Logistics         Other(4)
                                         ----------   ----------  ----------    ------------   -----------      -----------
  Total revenues..................      $  394,024   $  222,420  $   86,695    $     74,953   $        --     $     9,956
  Total expenses..................         219,578      124,443      37,263          40,109            --          17,763
                                        ----------   ----------  ----------    ------------   -----------     -----------
  Operating income................         174,446       97,977      49,432          34,844            --          (7,807)
  Income applicable to Alexander's           6,157           --          --              --            --           6,157
  Income from partially-owned entities      47,639       15,387         669           3,381        16,340          11,862
  Interest and other investment income      10,698          631          --             400            --           9,667
  Interest and debt expense.......         (78,682)     (27,980)     24,656)        (17,905)           --          (8,141)
  Net gain on sale of real estate.           2,560           --       2,560              --            --              --
  Minority interest...............         (47,544)     (27,360)     (8,850)         (6,327)       (4,583)            (30)
                                        ----------   ----------  ----------    ------------   -----------     -----------
  Income before extraordinary item         115,274       58,655      19,155          14,393        11,363          11,708
  Extraordinary item..............          (1,125)          --      (1,125)             --            --              --
                                        ----------   ----------  ----------    ------------   -----------     -----------
  Net income......................         114,149       58,655      18,030          14,393        11,363          11,708
  Extraordinary item..............           1,125           --       1,125              --            --              --
  Minority interest...............          47,544       27,360       8,850           6,327         4,977              30
  Net gain on sale of real estate.          (2,560)          --      (2,560)             --            --              --
  Interest and debt expense (2)...         124,622       46,152      25,954          17,905        14,037          20,574
  Depreciation and amortization (2)         80,309       36,299       9,785          10,048        16,334           7,843
  Straight-lining of rents (2)....         (13,781)      (9,286)     (1,386)         (2,764)         (809)            464
  Other...........................           3,981           --          --              --           809           3,172
                                        ----------   ----------  ----------    ------------   -----------     -----------
  EBITDA (1)......................      $  355,389   $  159,180  $   59,798    $     45,909   $    46,711     $    43,791
                                        ==========   ==========  ==========    ============   ===========     ===========



                                                               For The Six Months Ended June 30, 1999
                                        ----------------------------------------------------------------------------------
                                                                                              Temperature
                                                                                Merchandise    Controlled
                                           Total       Office       Retail          Mart       Logistics         Other(4)
                                        ----------   ----------  ----------    ------------   -----------      -----------
  Total revenues..................      $  329,752   $  175,152  $   84,366    $     66,355   $        --      $    3,879
  Total expenses..................         189,636      103,797      35,041          36,355            --          14,443
                                        ----------   ----------  ----------    ------------   -----------     -----------
  Operating income................         140,116       71,355      49,325          30,000            --         (10,564)
  Income applicable to Alexander's           3,341           --          --              --            --           3,341
  Income from partially-owned entities      39,578        8,584         423           1,904        20,496           8,171
  Interest and other investment income       8,358          856          --             367            --           7,135
  Interest and debt expense.......         (70,901)     (22,259)    (16,117)        (13,165)           --         (19,360)
  Minority interest...............         (20,887)      (9,354)     (5,296)         (3,010)       (3,227)             --
                                        ----------   ----------  ----------    ------------   -----------     -----------
  Net income......................          99,605       49,182      28,335          16,096        17,269         (11,277)
  Minority interest...............          20,887        9,354       5,296           3,010         3,227              --
  Interest and debt expense (2)...         109,037       36,706      17,429          13,165        13,558          28,179
  Depreciation and amortization (2)         65,850       29,417       8,384           8,178        16,012           3,859
  Straight-lining of rents (2)....         (12,533)      (8,615)     (1,317)         (2,280)         (627)            306
  Other...........................             101           --          --              --        (3,009)(3)       3,110
                                        ----------   ----------  ----------    ------------   -----------     -----------
  EBITDA (1)......................      $  282,947   $  116,044  $   58,127    $     38,169   $    46,430     $    24,177
                                        ==========   ==========  ==========    ============   ===========     ===========

----------------------------
 (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.

 (2) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

 (3) Includes the reversal of income taxes (benefit for the six months ended June 30, 1999), which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.

 (4) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investment in the Hotel Pennsylvania, Alexander's and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

     Below are the details of the changes by segment in EBITDA.

                                                                            Temperature
                                                               Merchandise  Controlled
                               Total       Office     Retail      Mart       Logistics      Other
                            ---------   ----------   --------  -----------  ----------    ---------
 Six months ended
     June 30, 1999........  $ 282,947   $  116,044   $ 58,127    $ 38,169    $  46,430    $  24,177
 2000 Operations:
     Same store
      operations(1).......     30,357       18,936      2,221       7,740       (1,235)(2)    2,695
     Acquisitions and other    42,085       24,200       (550)         --        1,516       16,919
                            ---------   ----------   --------    --------    ---------    ---------
 Six months ended
     June 30, 2000........  $ 355,389   $  159,180   $ 59,798    $ 45,909    $  46,711    $  43,791
                            =========   ==========   ========    ========    =========    =========
     % increase in same
       store operations...     10.4%       16.3%       3.8%       20.3%        (2.7%)(2)     11.1%

---------------------
  (1) Represents operations which were owned for the same period in each year.

  (2) Subsequent to March 12, 1999 (date the operations of the Temperature Controlled Logistics Companies were sold), the Company reflects its equity in the rental income it receives under its leases with the Temperature Controlled Logistics Companies, its tenant. Prior to that date the Company reflected its equity in the operations. At December 31, 1999, the tenant had deferred $5,400 of rent of which the Company's share was $3,240. In the quarter ended June 30, 2000, the tenant deferred an additional $6,700 of rent of which the Company's share was $4,020. In the quarter ended June 30, 2000, the Company recorded a charge for a rent receivable valuation allowance of $2,400 in connection with the probable restructuring of the leases.

     Revenues

     The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $394,024 in the six months ended June 30, 2000, compared to $329,752 in the prior year's six months, an increase of $64,272. This increase by segment resulted from:


                                Date of                                           Merchandise
                              Acquisition         Total      Office      Retail        Mart        Other
                            --------------    ---------     ---------   -------   -----------    ---------
Property Rentals:
Acquisitions:
   888 Seventh Avenue        January 1999     $     765     $     765   $    --     $      --     $    --
   909 Third Avenue            July 1999         14,570        14,570        --            --           -
   595 Madison Avenue       September 1999        7,192         7,192        --            --           -
   Hotel Pennsylvania         August 1999         3,061            --        --            --       3,061
   Student Housing Complex   January 2000         1,859            --        --            --       1,859
                                              ---------     ---------   -------     ---------     -------
                                                 27,447        22,527        --            --       4,920
Disposition:
Texas shopping centers...                         (550)            --      (550)           --          --


Leasing activity.........                        27,800        18,458     2,614         6,345         383
                                              ---------     ---------   -------     ---------     -------
Total increase in property
   rentals...............                        54,697        40,985     2,064         6,345       5,303
                                              ---------     ---------   -------     ---------     -------

Tenant expense
reimbursements:
    Increase in tenant expense
      reimbursements due to
      acquisitions.......                         4,042         3,539        --            --         503
    Other................                         4,947         2,534       305         1,910         198
                                              ---------     ---------   -------     ---------     -------

Total increase in tenant
   expense reimbursements                         8,989         6,073       305         1,910         701
                                              ---------     ---------   -------     ---------     -------
Other income.............                           586           210       (40)          343          73
                                              ---------     ---------   -------     ---------     -------
Total increase in revenues                    $  64,272     $  47,268   $ 2,329     $   8,598     $ 6,077
                                              =========     =========   =======     =========     =======

                             See Supplemental Information on page 27.
     Expenses

     The Company's expenses were $219,578 in the six months ended June 30, 2000 compared to $189,636 in the prior year's six months, an increase of $29,942. This increase by segment resulted from:


                                                                        Merchandise
                                 Total         Office      Retail           Mart         Other
                             ----------      ---------    ---------     -----------     -------
Operating:
   Acquisitions.........     $   12,488      $  10,118    $      --     $        --     $ 2,370
   Same store operations          7,430          4,936          974           1,607         (87)
                             ----------      ---------    ---------     -----------     -------
                                 19,918         15,054          974           1,607       2,283
                             ----------      ---------    ---------     -----------     -------
Depreciation and
   amortization:
   Acquisitions.........          3,781          2,776           --              --       1,005
   Same store operations          5,073          2,118          833           1,870         252
                             ----------      ---------    ---------     -----------     -------
                                  8,854          4,894          833           1,870       1,257
                             ----------      ---------    ---------     -----------     -------
General and administrative        1,170(1)         698          414             277        (219)
                             ----------      ---------    ---------     -----------     -------
                             $   29,942      $  20,646    $   2,221     $     3,754     $ 3,321
                             ==========      =========    =========     ===========     =======

------------------
(1)This increase resulted primarily from higher payroll.

      Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $6,157 in the six months ended June 30, 2000, compared to $3,341 in the prior year's six months, an increase of $2,816. This increase resulted primarily from interest income on the additional $50,000 the Company loaned to Alexander's in October 1999.

      Income from partially-owned entities was $47,639 in the six months ended June 30, 2000, compared to $39,578 in the prior year's six months, an increase of $8,061. This increase by segment resulted from:

                                                                                                    Temperature
                                 Date of                                            Merchandise      Controlled
                               Acquisition      Total       Office      Retail         Mart          Logistics     Other
                               ------------   ----------   ---------   ----------   -----------    ------------  ---------
Acquisitions:
  Newkirk Joint Venture         March 1999    $ 2,304       $    --     $     --      $     --      $     --      $ 2,304
  Other                          Various         (911)           --           --            --            --         (911)
                                              --------      -------     --------      --------      --------      -------
                                                1,393            --           --            --            --        1,393
Increase (decrease) in equity
   in income:
   Temperature Controlled
     Logistics...........                      (4,156)(1)        --           --            --        (4,156)(1)       --
   CESCR.................                       5,557         5,557           --            --            --           --
   Newkirk Joint Ventures                       2,125(2)         --           --            --            --        2,125(2)
   Hotel Pennsylvania....                         739(3)         --           --            --            --          739(3)
   Partially-owned office
     buildings...........                         928           928           --            --            --           --
   Other.................                       1,475           318          246         1,477            --         (566)
                                              -------       -------     --------      --------      --------      -------
                                              $ 8,061       $ 6,803     $    246      $  1,477      $ (4,156)     $ 3,691
                                              =======       =======     ========      ========      ========      =======

(1) The decrease in equity in income results primarily from (i) a charge in the quarter ended June 30, 2000, for a rent receivable valuation allowance of $2,400 and (ii) an income tax benefit of $2,390 in the prior year.

(2) Includes the Company's share of an extraordinary gain of $652 resulting from the prepayment of debt.

(3) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999 and accordingly consolidated.

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $10,698 for the six months ended June 30, 2000, compared to $8,358 in the prior year's six months, an increase of $2,340. This increase resulted primarily from higher average investments this year.

      Interest and debt expense was $78,682 for the six months ended June 30, 2000, compared to $70,901 in the prior year's six months, an increase of $7,781. This increase resulted primarily from higher average interest rates.

      Minority interest was $47,544 for the six months ended June 30, 2000, compared to $20,887 in the prior year's six months, an increase of $26,657. This increase is primarily due to the issuance of perpetual preferred units.

      The Company incurred an extraordinary loss of $1,125 in the first quarter of this year due to the write-off of unamortized financing costs in connection with the prepayment of debt.

      Preferred stock dividends were $19,345 for the six months ended June 30, 2000, compared to $14,093 in the prior year's six months, an increase of $5,252. This increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred Shares in March 1999 and its Series C Cumulative Redeemable Preferred Shares in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Six Months Ended June 30, 2000

      Cash flows provided by operating activities of $104,551 was primarily comprised of (i) income of $114,149 and (ii) adjustments for non-cash items of $27,631, offset by (iii) the net change in operating assets and liabilities of $34,669. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $47,940 and (ii) minority interest of $47,544, partially offset by (iii) the effect of straight-lining of rental income of $15,182 and (iv) equity in net income of partially-owned entities and income applicable to Alexander's of $53,796.

     Net cash used in investing activities of $120,856 was primarily comprised of (i) capital expenditures of $73,771 (see detail below), (ii) investment in notes and mortgages receivable of $7,595 (loan to Vornado Operating Company),
(iii) acquisitions of real estate of $6,660 (see detail below), (iv) investments in partially-owned entities of $45,450 (see detail below), partially offset by
(vi) proceeds from the sale of real estate of $23,992 and distributions from partially-owned entities of $17,705.

      Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                  Debt
                                                      Cash       Assumed     Investment
                                                    ---------  -----------  ------------
Real Estate:
   Student Housing Complex (90% Interest).......     $ 6,660     $ 17,640    $   24,300
                                                     =======     ========    ==========


Investments in Partially-Owned Entities:
   Vornado Ceruzzi Joint Venture (80% interest)      $18,220     $     --    $   18,220
   Funding of Development Expenditures:
     Fort Lee...................................       8,875           --         8,875
     Park Laurel................................      15,587           --        15,587
   Other........................................       2,768           --         2,768
                                                     -------     --------    ----------
                                                     $45,450     $     --    $   45,450
                                                     =======     ========    ==========


Capital expenditures were comprised of:

                                                        New York              Merchandise
                                           Total      City Office    Retail      Mart        Other
                                         ---------   -------------  --------  -----------    -----
Expenditures to maintain the assets..     $  8,068     $  5,182     $   331    $  2,195     $   360

Tenant allowances....................       31,672       27,080       2,497       2,095          --

Redevelopment expenditures...........       24,655       13,759       1,585       9,311          --

Corporate (primarily relocation of
offices)............................         9,376           --          --          --       9,376
                                          --------     --------     -------    --------     -------

                                         $  73,771     $ 46,021     $ 4,413   $  13,601     $ 9,736
                                         ==========    ========     =======   =========     =======





      Net cash provided by financing activities of $2,812 was primarily comprised of (i) proceeds from borrowings of $590,000, (ii) proceeds from issuance of preferred units of $195,639, partially offset by, (iii) repayments of borrowings of $619,444, (iv) dividends paid on common shares of $82,051 (v) dividends paid on preferred shares of $17,907, and (vi) distributions to minority partners of $47,144.

      Six Months Ended June 30, 1999

      Cash flows provided by operating activities of $86,796 was primarily comprised of (i) income of $99,605 and (ii) adjustments for non-cash items of $3,977, offset by (iii) the net change in operating assets and liabilities of $16,404. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $38,877 and (ii) minority interest of $20,887, partially offset by (iii) the effect of straight-lining of rental income of $15,393 and (iv) equity in net income of partially-owned entities of $39,578. The net change in operating assets and liabilities primarily reflects an increase in prepaid expenses of $29,246.

      Net cash used in investing activities of $142,320 was primarily comprised of (i) capital expenditures of $86,731 (see detail below), (ii) investment in notes and mortgages receivable of $60,567 (including $41,200 loan to CAPI and $18,587 loan to Vornado Operating Company), (iii) acquisitions of real estate of $45,000 (see detail below) and (iv) investments in partially-owned entities of $13,200 (see detail below), partially offset by (v) the use of cash restricted for tenant improvements of $24,548, (vi) proceeds from sale of Temperature Controlled Logistics assets of $22,769 and (vii) proceeds from the repayment of mortgage loans receivable of $19,367 (including $14,000 from Vornado Operating Company).

      Acquisitions of real estate and investments in partially-owned entities are comprised of:


                                                                Debt        Value of
                                                  Cash         Assumed    Units Issued     Investment
                                               -----------   -----------  -------------   ------------
Real Estate:
   888 Seventh Avenue Office Building......      $ 45,000      $ 55,000     $      --       $  100,000
                                                 ========      ========     =========       ==========

Investments in Partially Owned Entities:
   Charles E. Smith Commercial Realty L.P.:
     Additional investment.................      $     --      $     --     $ 242,000       $  242,000
     Reacquired units from Vornado Operating
       Company.............................        13,200            --            --           13,200
     Crystal City hotel land...............            --            --         8,000            8,000
   Additional investment in Newkirk Joint
     Ventures..............................            --            --        47,800           47,800
                                                 --------      --------     ---------       ----------
                                                 $ 13,200      $     --     $ 297,800       $  311,000
                                                 ========      ========     =========       ==========


Capital expenditures were comprised of:

                                                            New York
                                                              City                 Merchandise
                                                  Total      Office     Retail        Mart        Other
                                                 --------  ----------  ---------   -----------  ---------
Expenditures to maintain the assets........     $  9,661    $  2,338   $    411     $  5,433     $ 1,479
Tenant allowances..........................       22,922      12,360        771        9,791          --
Redevelopment expenditures.................       54,148      38,097     16,051           --          --
                                                --------    --------   --------     --------     -------
                                                $ 86,731    $ 52,795   $ 17,233     $ 15,224     $ 1,479
                                                ========    ========   ========     ========     =======

      Net cash used in financing activities of $50,770 was primarily comprised of (i) repayments of borrowings of $306,490, (ii) dividends paid on common shares of $74,432, (iii) dividends paid on preferred shares of $12,655, and
(iv) distributions to minority partners of $12,226 partially offset by, (v) proceeds from issuance of preferred shares of $193,282 and (vi) proceeds from borrowings of $165,000.
                                    Page 26

SUPPLEMENTAL INFORMATION


     The following table sets forth certain information for the properties the Company owns directly or indirectly:


                                         Office                      Merchandise Mart
                                   -----------------               ----------------------
                                                                                            Temperature
                                   New York                                                 Controlled
                                     City      CESCR     Retail    Office(1)  Showroom(1)    Logistics
                                   --------    -----     ------    ---------  -----------   -----------
(square feet and cubic feet in
thousands)


As of June 30, 2000:
  Square feet..................      14,200     3,782     11,960     2,739       4,317         18,073
  Cubic feet...................        --        --         --         --          --          454,500
  Number of properties.........        22        41         56         7           7              92
  Occupancy rate...............       97%       98%        94%       89%(2)       99%            95%
As of March 31, 2000:
  Square feet..................      14,200     3,782     11,960     2,739      4,317(3)       17,770
  Cubic feet...................        --        --         --         --          --          455,000
  Number of properties.........        22        40         56         7           7              90
  Occupancy rate...............       95%       95%        93%       88%(2)       99%            95%
As of December 31, 1999:
  Square feet..................      14,028     3,623     11,960     2,414       4,174         16,998
  Cubic feet...................        --        --         --         --          --          428,300
  Number of properties.........        22        39         56         7           7              89
  Occupancy rate...............       95%       99%        92%       93%          98%            95%
As of June 30, 1999:
  Square feet..................      12,479     3,620     12,133     2,322       4,457         16,687
  Cubic feet...................        --        --         --         --          --          423,100
  Number of properties.........        21        38         59         7           7              87
  Occupancy rate...............       92%       98%        93%       95%          96%            92%
As of March 31,1999:
  Square feet..................      12,455     3,623     12,131     2,598       3,979         16,632
  Cubic feet...................        --        --         --         --          --          416,200
  Number of properties.........        21        39         59         7           7             86
  Occupancy rate...............       92%       98%        93%       91%          97%            94%

---------------------
(1) The office and showroom space is contained in the same mixed-use properties.
(2) The decrease in occupancy resulted from the conversion in March of this year of existing vacant showroom space to office space in Chicago.
(3) Reflects the expansion of an existing showroom location in Highpoint, partially offset by the conversion of Showroom space to Office noted above.

      Funds from Operations for the Three and Six Months Ended June 30, 2000 and 1999

      Funds from operations was $83,003 in the three months ended June 30, 2000, compared to $74,987 in the prior year's quarter, an increase of $8,016. Funds from operations was $163,179 in the six months ended June 30, 2000, compared to $140,414 in the prior year's six months, an increase of $22,765. The following table reconciles funds from operations and net income:


                                                     For the Three Months Ended June 30,    For the Six Months Ended June 30,
                                                     ------------------------------------ -----------------------------------
                                                          2000              1999                2000               1999
                                                     --------------  -------------------- ---------------  ------------------
Net income applicable to common
   shares.............................                 $ 47,281          $ 42,758            $  94,804        $  85,512
Extraordinary item....................                       --                --                1,125               --
Depreciation and amortization of real
   property...........................                   24,263            18,945               47,078           37,697
Straight-lining of property rentals
   for rent escalations.... ..........                   (5,999)           (6,555)             (13,037)         (11,850)
Leasing fees received in excess of
   income recognized..................                      485               421                  970              801
Appreciation of securities held in
   officer's deferred compensation
   trust..............................                    1,150               747                1,490            1,667
Net gain on sale of real estate.......                       --                --               (2,560)              --
Gain on sale of securities available
   for sale...........................                       --               (89)                  --             (383)
Proportionate share of adjustments to
   equity in net income of partially-
   owned entities to arrive at funds
   from operations....................                   14,585            14,490               30,460           23,854
Minority interest in excess of
   preferential distributions.........                   (4,184)           (1,153)              (7,912)          (2,307)
                                                       --------          --------            ---------        ---------
                                                         77,581            69,564              152,334          134,991
Series A preferred shares.............                    5,422             5,423               10,845            5,423
                                                       --------          --------            ---------        ---------
                                                       $ 83,003          $ 74,987            $ 163,179        $ 140,414
                                                       ========          ========            =========        =========


      The number of shares that should be used for determining funds from operations per share is as follows:

                                                     For the Three Months Ended June 30,    For the Six Months Ended June 30,
                                                     ------------------------------------ -----------------------------------
                                                          2000              1999                2000               1999
                                                     --------------  -------------------- ---------------  ------------------
Weighted average shares used for determining
   diluted income per share.................              88,746            87,823             88,078            87,245
   Series A preferred shares................               8,018             8,018              8,018             4,009
                                                         -------           -------            -------           -------
Shares used for determining diluted
   funds from operations per share..........              96,764            95,841             96,096            91,254
                                                         =======           =======            =======           =======

      Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures reported by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by the National Association of Real Estate Investment Trusts ("NAREIT"). Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified from this definition to adjust for (i) the effect of straight-lining of property rentals for rent escalations and leasing fee income (ii) the reversal of income taxes (benefit for the period ended June 30, 1999) which is considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs,
(iii) the add-back of Temperature Controlled Logistics non-recurring unification costs, and (iv) the exclusion of a reduction in interest expense in 2000 resulting from the amortization of the excess of fair value of Newkirk Joint Venture limited partnership's debt over its face amount at date of acquisition.

     Below are the cash flows provided by (used in) operating, investing and financing activities:


                                  For the Three Months Ended June 30,    For the Six Months Ended June 30,
                                  ------------------------------------ -----------------------------------
                                       2000              1999                2000               1999
                                  --------------  -------------------- ---------------  ------------------
Operating activities...........     $    59,302        $    66,456        $   104,551       $    86,796
                                    ===========        ===========        ===========       ===========
Investing activities...........     $   (91,606)       $    (1,228)       $  (120,856)      $  (142,320)
                                    ===========        ===========        ===========       ===========
Financing activities...........     $    27,153        $   (83,853)       $     2,812       $   (50,770)
                                    ===========        ===========        ===========       ===========

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

      On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90 million. On such date, the Company received proceeds of $65 million and repaid the then existing debt in the same amount. The balance of the proceeds was received on April 18, 2000. The new 3-year debt matures on February 28, 2003 and bears interest at LIBOR + 1.45% (8.10 % at June 30,
2000).

      On March 21, 2000, the Company renewed its $1 billion revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.55% at June 30, 2000). The company paid origination fees of $6.7 million and pays a commitment fee quarterly, over the remaining term of the facility of .15% per annum on the facility amount.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      At June 30, 2000 the Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt is as follows:

       (amounts in thousands except per share amounts)

                                                               Weighted      Effect of 1%
                                                               Average       Increase In
                                                Balance     Interest Rate     Base Rates
                                             -------------  --------------  --------------
       Wholly-owned debt:
             Variable rate.............      $   978,242         8.01%        $    9,782
             Fixed rate................        1,060,710         7.61%                --
                                             -----------                      ----------
                                             $ 2,038,952                           9,782
                                             ===========                      ----------

       Partially-owned debt:
             Variable rate.............       $   93,161         8.25%               932
             Fixed rate................        1,051,027         7.78%                --
                                              ----------                      ----------


                                              $1,144,188                             932
                                              ==========                      ----------

       Minority interest...............                                           (1,559)
                                                                              ----------

       Total decrease in the
         Company's annual net income...                                       $    9,155
                                                                              ==========
           Per share-diluted...........                                       $      .10
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 31, 2000, the Company held its annual meeting of shareholders. The matters on which the shareholders voted, in person or by proxy, were (i) for the election of three nominees to serve on the Board of Trustees for a term of three years or until their respective successors are duly elected and qualified and
(ii) an amendment to Vornado's Omnibus Share Plan (the "Plan") to authorize the allocation of an additional 3,500,000 common shares of beneficial interest to be reserved for issuance under the Plan. The nominees were elected and the amendment to the Plan was approved. The results of the voting are shown below:

                Election of Trustees:
                                                                 Votes Cast
                                                                 Against or
                     Trustee                  Votes Cast For      Withheld
                 ----------------             ---------------  ---------------
             Steven Roth                         71,599,039       1,718,797
             Michael D. Fascitelli               71,595,062       1,722,774
             Russell B. Wight, Jr.               71,577,859       1,739,977

                 Amendment to Omnibus Share Plan:
                                                                 Votes Cast
                                                                 Against or
                                              Votes Cast For      Withheld
                                             ----------------   ---------------
                                                 51,577,859      21,739,977

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed in the attached Exhibit Index.

 (b)  Reports on Form 8-K


        During the quarter ended June 30, 2000, Vornado Realty Trust filed the following reports on Form 8-K.

    Date of Report
      (Date of
   Earliest Event
      Report)                           Item Reported                                     Date Filed
------------------                     ----------------                                 --------------
     May 1, 2000     Issuance of Series D-6 Preferred Units by Vornado Realty L.P.      May 19, 2000

     May 25, 2000    Issuance of Series D-7 Preferred Units by Vornado Realty L.P.      June 16, 2000

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



                                                          VORNADO REALTY TRUST
                                                     ------------------------------------------
                                                                 (Registrant)




Date:  August 2, 2000                            By:         /s/  Irwin Goldberg
                                                     -------------------------------------------
                                                             IRWIN GOLDBERG
                                                        Vice President, Chief Financial Officer

                                           EXHIBIT INDEX


EXHIBIT
   NO.
---------
  3.1    --    Amended and Restated Declaration of Trust of Vornado, amended
                 April 3, 1997--Incorporated by reference to Exhibit 3.1 of
                 Vornado's Registration Statement on Form S-8 (File No.
                 333-29011), filed on June 12, 1997............................                    *

  3.2    --    Articles of Amendment of Declaration of Trust of Vornado, as
                 filed with the State Department of Assessments and Taxation of
                 Maryland on October 14, 1997 - Incorporated by reference to
                 Exhibit 3.2 of Vornado's Registration Statement on Form S-3
                 (File No. 333-36080), filed on May 2, 2000....................                    *

  3.3    --    Articles of Amendment of Declaration of Trust of Vornado, as
                 filed with the State Department of Assessments and Taxation of
                 Maryland on April 22, 1998 - Incorporated by reference to
                 Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
                 April 22, 1998 (File No. 001-11954), filed on April 28, 1998..                    *

  3.4    --    Articles of Amendment of Declaration of Trust of Vornado, as
                 filed with the State Department of Assessments and Taxation of
                 Maryland on November 24, 1999 - Incorporated by reference to
                 Exhibit 3.4 of Vornado's Registration Statement on Form S-3
                 (File No. 333-36080), filed on May 2, 2000....................                    *

  3.5    --    Articles of Amendment of Declaration of Trust of Vornado, as
                 filed with the State Department of Assessments and Taxation of
                 Maryland on April 20, 2000 - Incorporated by reference to
                 Exhibit 3.5 of Vornado's Registration Statement on Form S-3
                 (File No. 333-36080), filed on May 2, 2000....................                    *

  3.6    --    Articles Supplementary Classifying Vornado's $3.25 Series A
                 Preferred Shares of Beneficial Interest, liquidation
                 preference $50.00 per share - Incorporated by reference to
                 Exhibit 4.1 of Vornado's Current Report on Form 8-K, dated
                 April 3, 1997 (File No. 001-11954), filed on April 8, 1997.....                   *

  3.7    --    Articles Supplementary Classifying Vornado's Series D-1 8.5%
                 Cumulative Redeemable Preferred Shares of Beneficial Interest,
                 no par value (the "Series D-1 Preferred Shares") -
                 Incorporated by reference to Exhibit 3.1 of Vornado's Current
                 Report on Form 8-K, dated November 12, 1998 (File No.
                 001-11954), filed on November 30, 1998........................                    *

  3.8    --    Articles Supplementary Classifying Additional Series D-1
                 Preferred Shares - Incorporated by reference to Exhibit 3.2 of
                 Vornado's Current Report on Form 8-K/A, dated November 12,
                 1998 (File No. 001-11954), filed on February 9, 1999..........                    *

  3.9    --    Articles Supplementary Classifying 8.5% Series B Cumulative
                 Redeemable Preferred Shares of Beneficial Interest,
                 liquidation preference $25.00 per share, no par value -
                 Incorporated by reference to Exhibit 3.3 of Vornado's Current
                 Report on Form 8-K, dated March 3, 1999 (File No. 001-11954),
                 filed on March 17, 1999.......................................                    *

  3.10   --    Articles Supplementary Classifying Vornado's Series C Preferred
                 Shares  - Incorporated by reference to Exhibit 3.7 of
                 Vornado's Registration Statement on Form 8-A (File No.
                 001-11954), filed on May 19, 1999.............................                    *

------------------------------
* Incorporated by reference

EXHIBIT
   NO.
---------
  3.11   --    Articles Supplementary Classifying Vornado Realty Trust's Series
                 D-2 Preferred Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland
                 on May 27, 1999 - Incorporated by reference to Exhibit 3.1 of
                 Vornado's Current Report on Form 8-K, dated May 27, 1999 (File
                 No. 001-11954), filed on July 7, 1999.........................                    *

  3.12   --    Articles Supplementary Classifying Vornado's Series D-3
                 Preferred Shares, dated September 3, 1999, as filed with the
                 State Department of Assessments and Taxation of Maryland on
                 September 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated September 3,
                 1999 (File No. 001-11954), filed on October 25, 1999..........                    *

  3.13   --    Articles Supplementary Classifying Vornado's Series D-4
                 Preferred Shares, dated September 3, 1999, as filed with the
                 State Department of Assessments and Taxation of Maryland on
                 September 3, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated September 3,
                 1999 (File No. 001-11954), filed on October 25, 1999..........                    *

  3.14   --    Articles Supplementary Classifying Vornado's Series D-5
                 Preferred Shares - Incorporated by reference to Exhibit 3.1 of
                 Vornado's Current Report on Form 8-K, dated November 24, 1999
                 (File No. 001-11954), filed on December 23, 1999.................                 *

  3.15   --    Articles Supplementary to Declaration of Trust of Vornado Realty
                 Trust with respect to the Series D-6 Preferred Shares, dated
                 May 1, 2000, as filed with the State Department of Assessments and Taxation of Maryland on May 1, 2000 - Incorporated by
                 reference to Exhibit 3.1 of Vornado's Current Report on Form
                 8-K, dated May 1, 2000 (File No. 001-11954), filed May 19, 2000...                *

  3.16   --    Articles Supplementary to Declaration of Trust of Vornado Realty
                 Trust with respect to the Series D-7 Preferred Shares, dated
                 May 25, 2000, as filed with the State Department of
                 Assessments and Taxation of Maryland on June 1, 2000 -
                 Incorporated by reference to Exhibit 3.1 of Vornado's Current
                 Report on Form 8-K, dated May 25, 2000 (File No. 001-11954)
                 filed on June 16, 2000...........................................                 *

  3.17   --    Amended and Restated Bylaws of Vornado, as amended on March 2,
                 2000 - Incorporated by reference to Exhibit 3.12 of Vornado's
                 Annual Report on Form 10-K for the period ended December 31,
                 1999 (File No. 1-11954), filed on March 9, 2000..................                 *

  3.18   --    Second Amended and Restated Agreement of Limited Partnership of
                 the Operating Partnership, dated as of October 20, 1997 -
                 Incorporated by reference to Exhibit 3.4 of Vornado's Annual
                 Report on Form 10-K for the year ended December 31, 1997 filed
                 on March 31, 1998 (the "1997 10-K")...............................                *

  3.19   --    Amendment to Second Amended and Restated Agreement of Limited
                 Partnership of Vornado Realty L.P., dated as of December 16,
                 1997--Incorporated by reference to Exhibit 3.5 of the 1997
                 10-K...............................................................               *

  3.20   --    Second Amendment to Second Amendment and Restated Agreement of
                 Limited Partnership of the Operating Partnership of the
                 Operating Partnership, dated as of April 1, 1998 -
                 Incorporated by reference to Exhibit 3.5 of Vornado's
                 Registration Statement on Form S-3 (File No. 333-50095), filed
                 on April 14, 1998.................................................                *

  3.21   --    Third Amendment to Second Amended and Restated Agreement of
                 Limited * Partnership of the Operating Partnership, dated as of November 12, 1998 - Incorporated Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form by 8-K,
                 dated November 12, 1998 (File No. 001-11954), filed on
                 November 30, 1998.................................................                *

---------------------------------------
* Incorporated by reference

EXHIBIT
   NO.
---------
  3.22   --    Fourth Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of the Operating Partnership, dated as of
                 November 30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated December 1,
                 1998 (File No. 001-11954), filed on February 9, 1999..........                    *

  3.23   --    Exhibit A, dated as of December 22, 1998, to Second Amended and
                 Restated * Agreement of Limited Partnership of the Operating
                 Partnership - Incorporated Incorporated by reference to
                 Exhibit 3.4 of Vornado's Current Report on Form 8-K/A, dated by November 12, 1998 (File No. 001-11954), filed on February
                 9, 1999.......................................................                    *

  3.24   --    Fifth Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of the Operating Partnership, dated as of
                 March 3, 1999 - Incorporated by reference to Exhibit 3.1 of
                 Vornado's Current Report on Form 8-K, dated March 3, 1999
                 (File No. 001-11954), filed on March 17, 1999.................                    *

  3.25   --    Exhibit A to Second Amended and Restated Agreement of Limited
                 Partnership of the Operating Partnership, dated as of March
                 11, 1999 - Incorporated by reference to Exhibit 3.2 of
                 Vornado's Current Report on Form 8-K, dated March 3, 1999
                 (File No. 001-11954), filed on March 17, 1999.................                    *

  3.26   --    Sixth Amendment to Second Amended and Restated Agreement of
               Limited Partnership of Vornado Realty L.P., dated as of March 17
               1999 - Incorporated by reference to Exhibit 3.2 of Vornado's
               Current Report on Form 8-K, dated May 27, 1999 (File No.
               001-11954), filed on July 7, 1999.........................                          *

  3.27   --    Seventh Amendment to Second Amended and Restated Agreement of
               Limited Partnership of Vornado Realty L.P., dated as of May 20,
               1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
               Current Report on Form 8-K, dated May 27, 1999 (File No.
               001-11954), filed on July 7, 1999.........................                          *

  3.28   --    Eighth Amendment to Second Amended and Restated Agreement of
               Limited Partnership of Vornado Realty L.P., dated as of May 20,
               1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
               Current Report on Form 8-K, dated May 27, 1999 (File No.
               001-11954), filed on July 7, 1999.........................                          *

  3.29   --    Ninth Amendment to Second Amended and Restated Agreement of
               Limited Partnership of Vornado Realty L.P., dated as of
               September 3, 1999 - Incorporated by reference to Exhibit 3.3 of
               Vornado's Current Report on Form 8-K, dated September 3, 1999
               (File No. 001-11954), filed on October 25, 1999..............                       *

  3.30   --    Tenth Amendment to Second Amended and Restated Agreement of
               Limited Partnership of Vornado Realty L.P., dated as of
               September 3, 1999 - Incorporated by reference to Exhibit 3.4 of
               Vornado's Current Report on Form 8-K, dated September 3, 1999
               (File No. 001-11954), filed on October 25, 1999...............                      *

  3.31   --    Eleventh Amendment to Second Amended and Restated Agreement of
               Limited Partnership of Vornado Realty L.P., dated as of November
               24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's
               Current Report on Form 8-K, dated November 24, 1999 (File No.
               001-11954), filed on December 23, 1999..........................                    *

-------------------------------------------
*  Incorporated by reference

EXHIBIT
   NO.
---------
  3.32   --    Twelfth Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of Vornado Realty L.P., dated as of May 1,
                 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's
                 Current Report of Form 8-K, dated May 1, 2000 (File No.
                 001-11954), filed on May 19, 2000...........................                      *

  3.33   --    Thirteenth Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of Vornado Realty L.P., dated as of May
                 25, 2000 - Incorporated by reference to Exhibit 3.2 of
                 Vornado's Current Report on Form 8-K, dated May 25, 2000 (File
                 No. 001-11954), filed on June 16, 2000....................                        *

  4.1    --    Instruments defining the rights of security holders (see
                 Exhibits 3.1 through 3.33 of this Quarterly Report on Form 10-Q)

  4.2    --    Indenture dated as of November 24, 1993 between Vornado Finance
                 Corp. and Bankers Trust Company, as Trustee - Incorporated by
                 reference to Vornado's current Report on Form 8-K dated
                 November 24, 1993 (File No. 001-11954), filed December 1,
                 1993.......................................................                       *

  4.3    --    Specimen certificate representing Vornado's Common Shares of
                 Beneficial Interest, par value $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration
                 Statement on Form S-3 (File No. 33-62395), filed on October
                 26, 1995...................................................                       *

  4.4    --    Specimen certificate representing Vornado's $3.25 Series A
                 Preferred Shares of Beneficial Interest, liquidation
                 preference $50.00 per share - Incorporated by reference to
                 Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated
                 April 3, 1997 (File No. 001-11954), filed on April 8,
                 1997.........................................................                     *

  4.5    --    Specimen certificate evidencing Vornado's Series B 8.5%
               Cumulative Redeemable Preferred Shares of Beneficial Interest -
               Incorporated by reference to Exhibit 4.2 of Vornado's
               Registration Statement on Form 8-A (File No. 001-11954), filed
               on March 15, 1999...............................................                    *

  4.6    --    Specimen certificate evidencing Vornado's 8.5% Series C
               Cumulative Redeemable Preferred Shares of Beneficial Interest,
               liquidation preferences $25.00 per share, no par value -
               Incorporated by reference to Exhibit 4.2 of Vornado's
               Registration Statement on Form 8-A (File No. 001-11954), filed
               May 19, 1999.....................................................                   *

 10.1    --    Second Amendment, dated as of June 12, 1997, to Vornado's 1993
                 Omnibus Share Plan, as amended - Incorporated by reference to
                 Vornado's Registration Statement on Form S-8 (File No.
                 333-29011) filed on June 12, 1997..............................                   *

 10.2    --    Master Agreement and Guaranty, between Vornado, Inc. and
                 Bradlees New Jersey, Inc. dated as of May 1, 1992 -
                 Incorporated by reference to Vornado's Quarterly Report on
                 Form 10-Q for quarter ended March 31, 1992 (File No.
                 001-11954), filed May 8, 1992...................................                  *

 10.3**  --    Mortgage, Security Agreement, Assignment of Leases and Rents and
                 Fixture Filing dated as of November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado Finance
                 Corp., as mortgagee - Incorporated by reference to Vornado's
                 Current Report on Form 8-K dated November 24, 1993 (File No.
                 001-11954), filed December 1, 1993...............................                 *

 10.4**  --    1985 Stock Option Plan as amended - Incorporated by reference to
                 Vornado's Quarterly Report on Form 10-Q for quarter ended May
                 2, 1987 (File No. 001-11954), filed June 9, 1987.................                 *

-----------------------------------
*   Incorporated by reference
**  Management contract or compensatory plan

EXHIBIT
   NO.
-------

 10.5**  --    Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan -
                 Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for
                 quarter ended October 26,  1985 (File No. 001-11954), filed December 9, 1985.      *

 10.6**  --    Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated
                 by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended
                 May 2, 1987  (File No. 001-11954), filed June 9, 1987........................      *

 10.7**  --    Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated
                 by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended
                 October 26, 1985 (File No. 001-11954), filed December 9, 1985................      *

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
                 January 1, 1998 - Incorporated by reference to Exhibit 10.8 of Vornado's
                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1998
                 (File No. 001-11954), filed November 12, 1998................................      *

 10.10** --    Employment Agreement between Vornado Realty Trust and Irwin Goldberg, dated
                 December 11, 1997 - Incorporated by reference to Exhibit 10.10 of Vornado's
                 Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No.
                 001-11954), filed on April 14, 1998..........................................      *

 10.11** --    Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli dated December 2, 1996 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11954), filed
                 March 13, 1997...............................................................      *

 10.12   --    Promissory Notes from Steven Roth to Vornado, Inc. dated December 29, 1992 and
                 January 15, 1993 - Incorporated by reference to Vornado's Annual Report on
                 Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                 February 16, 1993............................................................      *

 10.13   --    Registration Rights Agreement between Vornado, Inc. and Steven Roth Dated
                 December 29, 1992 - Incorporated by reference to Vornado's Annual Report on
                 Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                 February 16, 1993............................................................      *

 10.14   --    Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December
                 29, 1992 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February
                 16, 1993.....................................................................      *

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
                 reference to Vornado's Annual Report on Form 10-K for the year ended December
                 31, 1993 (File No. 001-11954), filed March 24, 1994..........................      *

-------------------

*  Incorporated by reference

** Management contract or compensatory plan

 EXHIBIT
    NO.
 -------

 10.17   --    Promissory Note from Joseph Macnow to Vornado Realty Trust - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                 December 31, 1993 (File No. 001-11954), filed March 24, 1994.................      *

 10.18   --    Management Agreement between Interstate Properties and Vornado, Inc. dated
                 July 13, 1992 -Incorporated by reference to Vornado's Annual Report on Form
                 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                 February 16, 1993............................................................      *

 10.19   --    Real Estate Retention Agreement between Vornado, Inc., Keen Realty
                 Consultants, Inc. and Alexander's, Inc., dated as of July 20, 1992 -
                 Incorporated by reference to Vornado's Annual Report on Form 10-K for the
                 year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993...      *

 10.20   --    Amendment to Real Estate Retention Agreement dated February 6, 1995 -
                 Incorporated by reference to Vornado's Annual Report on Form 10-K for the
                 year ended December 31, 1994 (File No. 001-11954),  filed March 23, 1995.....      *

 10.21   --    Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re:
                 Alexander's Retention Agreement - Incorporated by reference to Vornado's annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                 001-11954), filed March 24, 1994.............................................      *

 10.22   --    Stock Purchase Agreement, dated February 6, 1995, among Vornado Realty Trust and Citibank, N.A. Incorporated by reference to Vornado's Current Report on
                 Form 8-K dated February 6, 1995 (File No. 001-11954), filed February 21, 1995      *

 10.23   --    Management and Development Agreement, dated as of February 6, 1995 -
                Incorporated by reference to Vornado's Current Report on Form 8-K dated
                February 6, 1995 (File No. 001-11954), filed February 21, 1995................      *

 10.24   --    Standstill and Corporate Governance Agreement, dated as of February 6, 1995 -
                Incorporated by reference to Vornado's Current Report on Form 8-K dated
                February 6, 1995 (File No. 001-11954), filed February 21, 1995................      *

 10.25   --    Credit Agreement, dated as of March 15, 1995, among Alexander's Inc., as borrower, and Vornado Lending Corp., as lender - Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994 (File
                 No. 001 - 11954), filed March 23, 1995.......................................      *

 10.26   --    Subordination and Intercreditor Agreement, dated as of March 15, 1995 among
                 Vornado Lending Corp., Vornado Realty Trust and First Fidelity Bank,
                 National Association - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954),
                 filed March 23, 1995..........................................................     *


 10.28   --    Form of Intercompany Agreement between Vornado Realty L.P. and Vornado
                 Operating, Inc. -Incorporated by reference to Exhibit 10.1 of Amendment No.
                 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No.
                 333-40701), filed on January 23, 1998........................................      *

 10.29   --    Form of Revolving Credit Agreement between Vornado Realty L.P. and Vornado
                 Operating, Inc., together with related form of Note - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado Operating, Inc.'s
                 Registration Statement on Form S-11 (File No.333-40701)......................      *

-------------------

* Incorporated by reference

 EXHIBIT
    NO.
 -------

 10.31   --    Registration Rights Agreement, dated as of April 15, 1997, between Vornado
                 Realty Trust and the holders of Units listed on Schedule A thereto -
                 Incorporated by reference to Exhibit 10.2 of Vornado's Current Report on Form
                 8-K (File No. 001-11954), filed on April 30, 1997...........................       *

 10.32   --    Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado
                 Realty Trust, the Mendik Company, L.P., and Bernard H. Mendik -
                 Incorporated by reference to Exhibit 10.3 of Vornado's Current Report on Form
                 8-K (File No. 001-11954), filed on April 30, 1997............................      *

 10.33   --    Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty
                 Trust, The Mendik Company, L.P. and David R. Greenbaum - Incorporated by
                 reference to Exhibit 10.4 of Vornado's Current Report on Form 8-K (File No.
                 001-11954), filed on April 30, 1997..........................................      *

 10.34   --    Agreement, dated September 28, 1997, between Atlanta Parent Incorporated,
                 Portland Parent Incorporated and Crescent Real Estate Equities, Limited
                 Partnership - Incorporated by reference to Exhibit 99.6 of Vornado's Current
                 Report on Form 8-K (File No. 001-11954), filed on October 8, 1997............      *

 10.35   --    Contribution Agreement between Vornado Realty Trust, Vornado Realty L.P. and
                 The Contributors Signatory - thereto - Merchandise Mart Properties, Inc.
                 (DE) and Merchandise Mart Enterprises, Inc. Incorporated by reference to
                 Exhibit 10.34 of Vornado's Annual Report on Form 10-K/A for the year ended
                 December 31, 1997 (File No. 001-11954), filed on April 8, 1998...............      *

 10.36   --    Sale Agreement executed November 18, 1997, and effective December 19, 1997, between MidCity Associates, a New York partnership, as Seller, and One Penn
                 Plaza LLC, a New York Limited liability company; as purchaser. Incorporated by reference to Exhibit 10.35 of Vornado's Annual Report on Form 10-K/A for
                 the year ended December 31, 1997 (File No. 001-11954), filed on  April 8,
                 1998.........................................................................      *

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
                 Borrower, The Lenders Party Hereto, The Chase Manhattan Bank, as
                 Administrative Agent Incorporated by reference to Exhibit 10 of Vornado's
                 Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No.
                 001-11954), filed August 13, 1998............................................      *

 10.39   --    Registration Rights Agreement, dated as of April 1, 1998 between Vornado and the
                 Unit Holders named herein - Incorporated by reference to Exhibit 10.2 of
                 Amendment No. 1 to Vornado's Registration Statement on Form S-3 (File No.
                 333-50095), filed on May 6, 1998.............................................      *

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
                 Co. - Incorporated by reference to Exhibit 1.2 of Vornado's Current Report on
                 Form 8-K, dated April 9, 1998 (File No. 001-11954), filed on April 16, 1998...     *

-------------------

* Incorporated by reference

 EXHIBIT
    NO.
 -------

 10.42   --    Underwriting Agreement, dated April 23, 1998, among Vornado, Vornado Realty
                 L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated - Incorporated
                 by reference to Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated
                 April 22, 1998 (File No. 001-11954), filed on April 28, 1998.................      *

 10.43   --    Registration Rights Agreement, dated as of August 5, 1998 between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.1 of Vornado's Registration Statement on Form S-3 (File No. 333-89667), filed
                 on October 25, 1999..........................................................      *

 10.44   --    Registration Rights Agreement, dated as of July 23, 1998 between Vornado and the
                 Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of
                 Vornado's Registration Statement on Form S-3 (File No. 333-89667), filed on
                 October 25, 1999.............................................................      *

 10.45   --    Underwriting Agreement, dated March 12, 1999, among Vornado, Vornado Realty
                 L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated - Incorporated by
                 reference to Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated
                 March 3, 1999 (File No. 001-11954), filed on March 17, 1999..................      *

 10.46   --    Underwriting Agreement, dated May 17, 1999, among Vornado Realty Trust,
                 Vornado Realty L.P., Salomon Smith Barney Inc. and the other underwriters named therein - Incorporated by reference to Exhibit 1.1 of Vornado's
                 Current Report on Form 8-K, dated May 17, 1999 (File No. 001-11954), filed
                 on May 26, 1999..............................................................      *

 10.47   --    Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases
                 and Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado (as Mortgagee) - Incorporated by
                 reference to Vornado's Annual Report on Form 10-K for the year ended
                 December 31, 1999 (File No. 001-11954), filed on March 9, 2000...............      *

 10.48   --    Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado,
                 Lasalle Bank National Association, ABN Amro Bank N.V. and Midland Loan
                 Services, Inc. - Incorporated by reference to Vornado's Annual Report on
                 Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed
                 on March 9, 2000.............................................................      *

 10.49   --      Employment Agreement, dated January 22, 2000, between Vornado Realty Trust and Melvyn Blum - Incorporated by reference to Vornado's Annual Report on
                 Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
                 March 9, 2000................................................................      *

 10.50   --    First Amended and Restated Promissory Note of Steven Roth, dated November 16,
                 1999 - Incorporated by reference to Vornado's Annual Report on Form 10-K for
                 the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000      *

 10.51   --    Letter agreement, dated November 16, 1999, between Steven Roth and Vornado
                 Realty Trust - Incorporated by reference to Vornado's Annual Report on Form
                 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
                 March 9, 2000................................................................      *

 10.52   --    Promissory Note of Melvyn Blum, dated March 24, 2000 - Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
               (File No. 001-11954) filed on May 5, 2000.......................................     *

 10.53   --    Promissory Note of Melvyn Blum, dated April 4, 2000 - Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
               (File No. 001-11954) filed on May 5, 2000......................................      *

 EXHIBIT
    NO.
 -------

 10.54   --    Revolving Credit Agreement dated as of March 21, 2000 among Vornado Realty
                 L.P., as borrower, Vornado Realty Trust, as general partner, and UBS AG, as Bank - Incorporated by reference to Vornado's Quarterly Report on Form
                 10-Q for the quarter ended March 31, 2000 (File No. 001-11954) filed on May
                 5, 2000......................................................................      *

 27      --    Financial Data Schedule