Form 10-Q
period 2000-09-30
VORNADO REALTY TRUST
filed 2000-11-02
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 35


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________________________________ to
________________________________________


Commission File Number: 1-11954


                              VORNADO REALTY TRUST
             (Exact name of registrant as specified in its charter)


                          MARYLAND                                               22-1657560
          (State or other jurisdiction of incorporation                     (I.R.S. Employer
                      or organization)                                    Identification Number)


        888 SEVENTH AVENUE, NEW YORK, NEW YORK                                     10019
           (Address of principal executive offices)                              (Zip Code)


                                 (212) 894-7000
              (Registrant's telephone number, including area code)

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

                                 [X] Yes [ ] No


        As of November 1, 2000 there were 86,847,813 common shares of the registrant's shares of beneficial interest outstanding.

                                      INDEX




PART I.                 FINANCIAL INFORMATION:

               Item 1.    Financial Statements:                                                        Page Number
                                                                                                       -----------
                          Consolidated Balance Sheets as of September 30, 2000 and
                          December 31, 1999.........................................................        3

                          Consolidated Statements of Income for the Three and Nine Months
                          Ended September 30, 2000 and September 30, 1999...........................        4

                          Consolidated Statements of Cash Flows for the Nine Months
                          Ended September 30, 2000 and September 30, 1999...........................        5

                          Notes to Consolidated Financial Statements................................        6

               Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................................       17

               Item 3.    Quantitative and Qualitative Disclosures About Market Risks...............       32



PART II.                  OTHER INFORMATION:

               Item 1.    Legal Proceedings.........................................................       33

               Item 6.    Exhibits and Reports on Form 8-K..........................................       33

Signatures                ..........................................................................       34

Exhibit Index             .........................................................................        35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share amounts)


                                                       SEPTEMBER 30,        DECEMBER 31,
                                                          2000                 1999
                                                       -------------        ------------
ASSETS
Real estate, at cost:
     Land ....................................         $   825,735          $   826,477
     Buildings and improvements ..............           3,203,362            3,080,174
     Leasehold improvements and
         equipment ...........................              19,042               14,856
                                                       -----------          -----------
               Total .........................           4,048,139            3,921,507
     Less accumulated depreciation and
         amortization ........................            (368,883)            (308,542)
                                                       -----------          -----------
     Real estate, net ........................           3,679,256            3,612,965

Cash and cash equivalents, including U.S.
    government obligations under repurchase
    agreements of $23,303 and $43,675 ........             164,284              112,630
Escrow deposits and restricted cash ..........             213,950               30,571
Marketable securities ........................             123,660              106,503
Investments and advances to partially-owned
    entities, including Alexander's of
    $172,254 and $159,148 ....................           1,455,974            1,315,387
Due from officers ............................              19,504               17,190
Accounts receivable, net of allowance for
    doubtful accounts of $8,180 and $7,292 ...              49,471               36,408
Notes and mortgage loans receivable ..........             187,841               49,719
Receivable arising from the straight-lining of
     rents ...................................             104,666               79,298
Deposits in connection with real estate
     acquisitions ............................              17,353                8,128
Other assets .................................             168,305              110,419
                                                       -----------          -----------

TOTAL ASSETS .................................         $ 6,184,264          $ 5,479,218
                                                       ===========          ===========



                                                       SEPTEMBER 30,        DECEMBER 31,
                                                           2000                 1999
                                                       ------------         ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and mortgages payable ..................         $ 2,225,589          $ 1,681,804
Revolving credit facility ....................             278,000              367,000
Accounts payable and accrued expenses ........             104,181              107,036
Officer's compensation payable ...............              37,799               34,996
Deferred leasing fee income ..................               7,976                8,349
Other liabilities ............................               2,683                2,634
                                                       -----------          -----------
               Total liabilities .............           2,656,228            2,201,819
                                                       -----------          -----------
Minority interest of unitholders in the
    Operating Partnership ....................           1,446,657            1,222,031
                                                       -----------          -----------
Commitments and contingencies
Shareholders' equity:
      Preferred shares of beneficial interest:
           No par value per share; authorized,
             45,000,000 shares;
             Series A:  liquidation preference $50.00
                per share; issued 5,789,239 shares         287,788              285,632
             Series B:  liquidation preference $25.00
                per share; issued 3,400,000 shares          81,805               81,805
             Series C:  liquidation preference $25.00
                per share; issued 4,600,000 shares         111,148              111,148
      Common shares of beneficial interest:
           $.04 par value per share; authorized,
             150,000,000 shares; issued and
             outstanding 86,794,315 and 86,335,741
             shares                                          3,472                3,453
      Additional capital .....................           1,709,625            1,696,557
      Deferred compensation ..................              (4,165)                  --
      Accumulated deficit ....................             (86,906)            (116,979)
                                                       -----------          -----------
                                                         2,102,767            2,061,616
      Accumulated other comprehensive loss ...             (16,705)              (1,448)
      Due from officers for purchase of common
           shares of beneficial interest .....              (4,683)              (4,800)
                                                       -----------          -----------
                Total shareholders' equity ...           2,081,379            2,055,368
                                                       -----------          -----------

TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY ...................         $ 6,184,264          $ 5,479,218
                                                       ===========          ===========


                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except per share amounts)


                                                        FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30                          SEPTEMBER 30
                                                       ----------------------------          ----------------------------
                                                         2000                1999               2000               1999
                                                       ---------          ---------          ---------          ---------
Revenues:
   Property rentals ..........................         $ 178,159          $ 153,598          $ 512,739          $ 434,215
   Expense reimbursements ....................            32,074             24,841             82,934             66,712
   Other income (including fee income
     from related parties of $637 and $500
     in each three month period and $1,304
     and $1,314 in each nine month period) ...             5,422              4,382             14,006             12,380
                                                       ---------          ---------          ---------          ---------
Total revenues ...............................           215,655            182,821            609,679            513,307
                                                       ---------          ---------          ---------          ---------

Expenses:
   Operating .................................            82,700             74,644            233,371            206,340
   Depreciation and amortization .............            25,026             21,438             72,966             60,315
   General and administrative ................            13,304              7,722             34,271             27,519
                                                       ---------          ---------          ---------          ---------
Total expenses ...............................           121,030            103,804            340,608            294,174
                                                       ---------          ---------          ---------          ---------

Operating income .............................            94,625             79,017            269,071            219,133
Income applicable to Alexander's .............             1,306              1,610              7,463              4,951
Income from partially-owned entities .........            26,808             18,717             74,447             58,295
Interest and other investment income .........             7,571              4,222             18,269             12,580
Interest and debt expense ....................           (42,558)           (35,085)          (121,240)          (105,986)
Net gain on sale of real estate ..............             8,405                 --             10,965                 --
Minority interest:
   Perpetual preferred unit distributions ....           (17,140)            (4,520)           (44,949)            (8,460)
   Minority limited partnership earnings .....           (10,494)            (9,363)           (29,163)           (25,296)
   Partially-owned entities ..................              (404)              (439)            (1,470)            (1,453)
                                                       ---------          ---------          ---------          ---------
Income before extraordinary item .............            68,119             54,159            183,393            153,764
Extraordinary item ...........................                --                 --             (1,125)                --
                                                       ---------          ---------          ---------          ---------
Net income ...................................            68,119             54,159            182,268            153,764
Preferred stock dividends (including accretion
   of issuance expenses of $719 and $2,156
   in each three and nine month period) ......            (9,672)            (9,672)           (29,017)           (23,765)
                                                       ---------          ---------          ---------          ---------
NET INCOME applicable to common shares .......         $  58,447          $  44,487          $ 153,251          $ 129,999
                                                       =========          =========          =========          =========

NET INCOME PER COMMON SHARE
    - BASIC ..................................         $     .68          $     .52          $    1.77          $    1.52
                                                       =========          =========          =========          =========

NET INCOME PER COMMON SHARE
   -DILUTED ..................................         $     .65          $     .51          $    1.73          $    1.49
                                                       =========          =========          =========          =========

DIVIDENDS PER COMMON SHARE ...................         $     .48          $     .44          $    1.44          $    1.32
                                                       =========          =========          =========          =========


                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                                      For The Nine Months Ended
                                                                                              September 30,
                                                                                    ------------------------------
                                                                                        2000               1999
                                                                                    -----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ............................................................         $   182,268          $ 153,764
    Adjustments to reconcile net income to net
       cash provided by operations:
         Depreciation and amortization (including debt issuance costs) ....              72,966             60,315
         Straight-lining of rental income .................................             (25,368)           (23,387)
         Net gain on sale of real estate ..................................             (10,965)                --
         Minority interest ................................................              75,582             35,209
         Extraordinary item ...............................................               1,125                 --
         Equity in income of Alexander's,
           including depreciation of $450 in each period ..................               1,467             (1,146)
         Equity in net income of partially-owned entities .................             (74,447)           (46,130)
         Gain on sale of marketable securities ............................                  --               (382)
         Changes in operating assets and liabilities ......................             (77,480)           (50,140)
                                                                                    -----------          ---------
    Net cash provided by operating activities .............................             145,148            127,833
                                                                                    -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate ..............................................            (106,579)          (113,945)
    Acquisitions of real estate and other .................................             (27,360)          (182,400)
    Proceeds from sale of real estate .....................................              46,832                 --
    Investments in partially-owned entities ...............................             (74,694)           (35,845)
    Distributions from partially-owned entities ...........................              14,870                 --
    Investment in notes and mortgages receivable ..........................            (142,251)           (53,380)
    Repayment of mortgage loans receivable ................................               4,222             14,000
    Cash restricted, primarily mortgage escrows ...........................            (183,379)            25,785
    Purchases of securities available for sale ............................             (25,861)            (3,939)
    Proceeds from sale of Temperature Controlled Logistics assets .........                  --             22,769
    Proceeds from sale or maturity of securities available for sale .......                  --             12,498
    Real estate deposits and other ........................................              (9,225)           (23,782)
                                                                                    -----------          ---------
    Net cash used in investing activities .................................            (503,425)          (338,239)
                                                                                    -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings ..............................................           1,048,036            205,000
    Repayments of borrowings ..............................................            (629,891)          (394,975)
    Debt issuance costs ...................................................             (18,319)            (8,059)
    Proceeds from issuance of units .......................................             195,847            343,155
    Proceeds from issuance of preferred stock .............................                  --            193,282
    Dividends paid on common shares .......................................            (124,501)          (112,390)
    Distributions to minority partners ....................................             (53,548)           (23,491)
    Dividends paid on preferred shares ....................................             (17,907)           (21,608)
    Exercise of stock options .............................................              10,214              2,436
                                                                                    -----------          ---------
    Net cash provided by financing activities .............................             409,931            183,350
                                                                                    -----------          ---------

    Net increase/(decrease) in cash and cash equivalents ..................              51,654            (27,056)
    Cash and cash equivalents at beginning of period ......................             112,630            167,808
                                                                                    -----------          ---------

    Cash and cash equivalents at end of period ............................         $   164,284          $ 140,752
                                                                                    ===========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of $8,054 in
       2000 and $4,379 in 1999) ...........................................         $   120,045          $ 108,713

NON-CASH TRANSACTIONS:
    Financing assumed in acquisitions .....................................         $    36,640          $ 188,000
    Minority interest in connection with acquisitions .....................                  --            299,390
    Unrealized loss/(gain) on securities available for sale ...............              14,680             (8,493)


                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION

      Vornado Realty Trust is a fully integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at September 30, 2000. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of September 30, 2000, the consolidated statements of income for the three and nine months ended September 30, 2000 and 1999 and the consolidated statements of changes in cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vornado's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

      Vornado-Ceruzzi Joint Venture

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

      Loan to NorthStar Partnership L.P.

      On September 19, 2000, the Company acquired $75,000,000 of subordinated unsecured debt of NorthStar Partnership, L.P. ("NorthStar"), a private real estate company, for $65,000,000. The loan bears interest at 11.5% per annum, requires quarterly principal payments of $2,500,000 and matures in May 2002. The effective rate on the loan is approximately 22% including the amortization of the discount. NorthStar has filed suit against the Company seeking to enjoin Vornado from taking any action with respect to the debt, to rescind the Company's acquisition of the debt and collect damages. In the opinion of management, after consultation with legal counsel, NorthStar's suit is without merit and the Company intends to vigorously defend against it.

      33 N. Dearborn Street

      On September 21, 2000, the Company acquired a 350,000 square foot office building in Chicago for approximately $35,000,000 of which $19,000,000 was indebtedness.

      Loan to Primestone Investment Partners, L.P.

      On September 28, 2000, the Company made a $62,000,000 subordinated loan to Primestone Investment Partners, L.P. secured by partnership units in Prime Group Realty LP, the operating partnership of Prime Group Realty Trust (NYSE:PGE). The Company has received a 1% upfront fee and will be entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The debt bears interest at 16% per annum and matures on October 26, 2001 with an eleven month extension option. The effective rate on the loan is approximately 20% including the fees.

                              VORNADO REALTY TRUST

      DISPOSITIONS

      On March 2, 2000, the Company sold its three Texas shopping center properties containing 221,000 square feet, for $25,750,000, resulting in a gain of $2,560,000.

      On August 30, 2000, the Company sold its Westport, Connecticut office property for $24,000,000, resulting in a gain of $8,405,000.

      FINANCINGS

      CORPORATE

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

      Revolving Credit Facility

      On March 21, 2000, the Company renewed its $1,000,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.54% at September 30, 2000). The Company paid origination fees of $6,700,000 and pays a commitment fee quarterly, over the remaining term of the facility of .15% per annum on the facility amount.

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

      OFFICE

      Two Park Avenue Refinancing

      On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90,000,000. On such date, the Company received proceeds of $65,000,000 and repaid the then existing debt in the same amount. The balance of the proceeds was received on April 18, 2000. The new 3-year debt matures on February 28, 2003 and bears interest at LIBOR + 1.45% (8.09% at September 30,
2000).

      770 Broadway and 595 Madison Avenue

      On August 11, 2000, the Company completed a $173,500,000 mortgage financing, cross-collateralized by its 770 Broadway and 595 Madison Avenue office buildings. The loan bears interest at LIBOR + .40% (7.04% at September 30, 2000) and matures on August 1, 2002. At September 30, 2000, the proceeds of the loan are in a restricted mortgage escrow account, which bears interest at the same rate as the loan.

                              VORNADO REALTY TRUST

4.    INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

      The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:

      Investments and Advances


                                                                September 30, 2000        December 31, 1999
                                                                ------------------        -----------------
      (amounts in thousands)

      Temperature Controlled Logistics...................           $   504,494             $   481,808
      Charles E. Smith Commercial Realty L.P.
           ("CESCR").....................................               323,212                 317,812
      Alexander's........................................               172,254                 159,148
      Newkirk Joint Ventures.............................               160,960                 142,670
      Hotel Pennsylvania (1).............................                64,755                  59,176
      Partially-Owned Office Buildings...................                60,823                  59,510
      Fort Lee Development Project.......................                26,561                  16,663
      Park Laurel Development Project....................                55,040                  24,695
      Other..............................................                87,875                  53,905
                                                                    -----------             -----------
                                                                    $ 1,455,974             $ 1,315,387
                                                                    ===========             ===========

    Income                                                       Three Months Ended                   Nine Months Ended
                                                                    September 30,                       September 30,
                                                            ----------------------------           -------------------------
                                                              2000               1999                2000           1999
                                                            --------          ----------           ---------      ----------
    (amounts in thousands)
    Income applicable to Alexander's:
      33.1% share of equity in income.............          $ (1,945)         $      330           $  (1,467)     $    1,146
      Interest income.............................             3,251               1,280               8,930           3,805
                                                            --------          ----------           ---------      ----------
                                                            $  1,306          $    1,610           $   7,463      $    4,951
                                                            ========          ==========           =========      ==========
    Temperature Controlled Logistics:
      60% share of equity in income...............          $  6,964          $    5,811           $  20,624      $   22,361
      Management fee (40% of 1% per annum of
         Total Combined Assets, as defined).......             1,380               1,655               4,060           5,601
                                                            --------          ----------           ---------      ----------
                                                               8,344               7,466              24,684          27,962

    CESCR (2).....................................             5,630               4,393              18,948          12,154
    Newkirk Joint Ventures (3)....................             8,687               5,778              18,425          11,087
    Hotel Pennsylvania (1)........................             1,911                 830               5,218           3,398
    Partially-Owned Office Buildings..............               850                 626               2,528           1,376
    Other.........................................             1,386                (376)              4,644           2,318
                                                            --------          ----------           ---------      ----------
                                                            $ 26,808          $   18,717           $  74,447      $   58,295
                                                            ========          ==========           =========      ==========

(1) The Company owns 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion, which is owned through a preferred stock affiliate.

(2)  9.6% interest from January 1999 to March 1999 and 34% interest thereafter.

(3) Includes the Company's share of an extraordinary gain of $652 resulting from the prepayment of debt in the second quarter of this year.

                              VORNADO REALTY TRUST

Temperature Controlled Logistics

      Subsequent to March 12, 1999 (date the operations of the AmeriCold Logistics Company were sold), the Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics Company, its tenant, which leases the underlying temperature controlled warehouses used in its business. Prior to that date the Company reflected its equity in the operations.

      Total rent was $42,617,000 and $128,728,000 for the third quarter and the nine months ended September 30, 2000, of which the tenant deferred $4,800,000 and $11,500,000. As at September 30, 2000, the balance of the tenant's deferred rent is as follows:

                                                                                    The Company's
                                                                 Total                  Share
                                                            --------------          -------------
           2000:
             Quarter ended September 30                     $    4,800,000          $   2,880,000
             Quarter ended June 30                               6,700,000              4,020,000
                                                            --------------          -------------
                                                                11,500,000              6,900,000
           1999:
             Quarter ended December 31                           5,400,000              3,240,000
                                                            --------------          -------------
                                                            $   16,900,000          $  10,140,000
                                                            ==============          =============

      Based on the Company's policy of recognizing rental income when earned and collection is reasonably assured or cash is received, the Company did not recognize $2,880,000 of income from this tenant in the quarter ended September 30, 2000 and $5,280,000 in the nine months ended September 30, 2000. The
Company and this tenant are in discussions regarding the restructuring of the leases.

Alexander's

      On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for approximately $2,740,000. On April 11, 2000, the Company acquired an additional 10,400 shares of Alexander's common stock for approximately $674,000, thereby increasing its ownership interest to 33.1%.

      Alexander's is managed by and its properties are redeveloped and leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under these agreements, the Company recorded management fee income from Alexander's of $1,057,000 and $1,057,000 for the three months ended September 30, 2000 and 1999 and $3,181,000 and $3,271,000 for the nine months ended September 30, 2000 and 1999, which is included in other income from partially-owned entities.

      The Company's equity in the income of Alexander's for the three and nine months ended September 30, 2000, is net of its share of stock appreciation rights compensation expense of $1,947,000 and $2,272,000, based on Alexander's closing stock price of $81.75 at September 30, 2000.

      At September 30, 2000, the Company has loans receivable from Alexander's of $110,000,000, including $15,000,000 under the line of credit discussed below. The Company recorded interest income on these loans of $3,251,000 and $1,280,000 in the three months ended September 30, 2000 and 1999 and $8,930,000 and $3,805,000 in the nine months ended September 30, 2000 and 1999.

                              VORNADO REALTY TRUST

      On August 1, 2000, Vornado provided a $50,000,000 secured line of credit to Alexander's under the same terms and conditions as Alexander's existing $95,000,000 loan from the Company, including the interest rate of 15.72%. The maturity date of the existing $95,000,000 loan has been extended to March 15, 2002, which is also the maturity date of the new line of credit. The interest rate on the loan and line of credit will reset on March 15, 2001, using the same spread to treasuries as presently exists.


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

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $477,000 and $352,000 for the three months ended September 30, 2000 and 1999 and $864,000 and $817,000 for the nine months ended September 30, 2000 and 1999.

      The Mendik Group owns an entity, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $11,443,000 and $10,280,000 for the three months ended September 30, 2000 and 1999 and $34,862,000 and $29,577,000 for the nine months ended September 30, 2000 and 1999.

                              VORNADO REALTY TRUST

6.       MINORITY INTEREST

      The minority interest represents limited partners', other than the Company, interests in the Operating Partnership and are comprised of:

                                                       Outstanding Units at                        Preferred or
                                                  ------------------------------      Per Unit        Annual           Conversion
                                                  September 30,     December 31,    Liquidation    Distribution        Rate Into
   Unit Series                                        2000              1999         Preference        Rate          Class A Units
-----------------                                 -------------     ------------    -----------    ------------      -------------
Class A ......................................     6,407,258         6,247,829              --        $  1.92              (a)
Class D ......................................       869,387           876,543              --        $ 2.015             1.0 (b)
5.0% B-1 Convertible Preferred ...............       899,566           899,566         $ 50.00        $  2.50             .914
8.0% B-2 Convertible Preferred ...............       449,783           449,783         $ 50.00        $  4.00             .914
6.5% C-1 Convertible Preferred ...............       747,912           747,912         $ 50.00        $  3.25             1.1431
8.5% D-1 Cumulative Redeemable Preferred .....     3,500,000         3,500,000         $ 25.00        $ 2.125              (c)
8.375% D-2 Cumulative Redeemable Preferred....       549,336           549,336         $ 50.00        $4.1875              (c)
8.25% D-3 Cumulative Redeemable Preferred.....     8,000,000         8,000,000         $ 25.00        $2.0625              (c)
8.25% D-4 Cumulative Redeemable Preferred.....     5,000,000         5,000,000         $ 25.00        $2.0625              (c)
8.25% D-5 Cumulative Redeemable Preferred.....     7,480,000         7,480,000         $ 25.00        $2.0625              (c)
8.25% D-6 Cumulative Redeemable Preferred.....       840,000                --         $ 25.00        $2.0625              (c)
8.25% D-7 Cumulative Redeemable Preferred.....     7,200,000                --         $ 25.00        $2.0625              (c)
6.25% E-1 Convertible Preferred ..........         4,998,000         4,998,000         $ 50.00        $ 3.125(d)          1.1364

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

8.    INCOME PER SHARE

      The following table sets forth the computation of basic and diluted income per share:



                                                                  For The Three Months Ended         For The Nine Months Ended
                                                                        September 30,                      September 30,
                                                                ---------------------------       ----------------------------
                                                                    2000             1999             2000              1999
                                                                -----------     -----------       ------------     -----------
   (amounts in thousands except per share amounts)
   Numerator:

       Income before extraordinary item...................      $    68,119     $    54,159       $    183,393     $   153,764
       Extraordinary item.................................               --              --             (1,125)             --
                                                                -----------     -----------       ------------     -----------
       Net income.........................................           68,119          54,159            182,268         153,764
       Preferred stock dividends..........................           (9,672)         (9,672)           (29,017)        (23,765)
                                                                -----------     -----------       ------------     -----------

   Numerator for basic and diluted income per
       share - net income applicable to common
       shares.............................................      $    58,447     $    44,487       $    153,251     $   129,999
                                                                ===========     ===========       ============     ===========

   Denominator:
       Denominator for basic income per share - weighted
         average shares...................................           86,584          85,936             86,455          85,555
       Effect of dilutive securities:
         Employee stock options...........................            3,129           1,553              2,168           1,783
                                                                -----------     -----------       ------------     -----------

       Denominator for diluted income per share -
         adjusted weighted average shares and
         assumed conversions..............................           89,713          87,489             88,623          87,338
                                                                ===========     ===========       ============     ===========

   INCOME PER COMMON SHARE - BASIC:
         Income before extraordinary item.................      $       .68     $       .52       $       1.78     $      1.52
         Extraordinary item...............................               --              --               (.01)             --
                                                                -----------     -----------       ------------     -----------
         Net income per common share......................      $       .68     $       .52       $       1.77     $      1.52
                                                                ===========     ===========       ============     ===========

   INCOME PER COMMON SHARE - DILUTED:
         Income before extraordinary item.................      $       .65     $       .51       $       1.74     $      1.49
         Extraordinary item...............................               --              --               (.01)             --
                                                                -----------     -----------       ------------     -----------
         Net income per common share......................      $       .65     $       .51       $       1.73     $      1.49
                                                                ===========     ===========       ============     ===========

                              VORNADO REALTY TRUST

9.    COMPREHENSIVE INCOME

      The following table sets forth the Company's comprehensive income:

                                                                        Three Months Ended                Nine Months Ended
                                                                          September 30,                     September 30,
                                                                  ----------------------------      --------------------------
                                                                      2000             1999            2000             1999
                                                                  -----------      -----------      ----------     -----------
    (amounts in thousands)
    Net income applicable to common shares.................       $    58,447      $    44,487      $  153,251     $   129,999
    Other comprehensive loss...............................           (13,001)(1)       (2,623)        (15,257)(1)      (1,270)
                                                                  -----------      -----------      ----------     -----------
    Comprehensive income...................................       $    45,446      $    41,864      $  137,994     $   128,729
                                                                  ===========      ===========      ==========     ===========

(1) Primarily reflects the fluctuations in the market value of Vornado's investments in companies that provide fiber-optic networks and broadband access to the Company's Office division tenants.

                              VORNADO REALTY TRUST

10.   SEGMENT INFORMATION

     The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.
(amounts in thousands)

                                                           Three Months Ended September 30, 2000
                                --------------------------------------------------------------------------------------
                                                                                            Temperature
                                                                              Merchandise   Controlled
                                   Total          Office         Retail          Mart        Logistics      Other(2)
                                -----------      ---------      --------      -----------   ----------       --------
Total revenues ..............     $ 215,655      $ 129,165      $ 43,969      $ 37,212      $     --         $  5,309

Total expenses ..............       121,030         73,286        16,596        19,010            --           12,138
                                  ---------      ---------      --------      --------      --------         --------

Operating income ............        94,625         55,879        27,373        18,202            --           (6,829)
Income applicable to
    Alexander's .............         1,306             --            --            --            --            1,306(6)
Income from partially-owned
    entities ................        26,808          7,201           318         1,371         8,344(4)         9,574
Interest and other
    investment income .......         7,571          2,030            --           319            --            5,222

Interest and debt expense ...       (42,558)       (16,850)       (8,477)       (9,955)           --           (7,276)
Net gain on sale of real
    estate ..................         8,405          8,405            --            --            --               --

Minority interest ...........       (28,038)       (16,059)       (4,817)       (3,899)       (3,257)              (6)
                                  ---------      ---------      --------      --------      --------         --------

Net income ..................        68,119         40,606        14,397         6,038         5,087            1,991

Minority interest ...........        28,038         16,059         4,817         3,899         3,257                6
Net gain on sale of real
    estate ..................        (8,405)        (8,405)           --            --            --               --

Interest and debt expense(3)         65,196         24,912         9,124         9,955         6,909           14,296
Depreciation and
    amortization(3) .........        40,046         19,260         4,392         4,744         8,088            3,562

Straight-lining of rents(3) .       (10,360)        (6,531)         (591)       (1,759)         (176)          (1,303)
Other .......................         2,983           (252)          269            --          (451)           3,417
                                  ---------      ---------      --------      --------      --------         --------

EBITDA(1) ...................     $ 185,617      $  85,649      $ 32,408      $ 22,877      $ 22,714         $ 21,969
                                  =========      =========      ========      ========      ========         ========

                                                        Three Months Ended September 30, 1999
                                  -----------------------------------------------------------------------------------
                                                                                           Temperature
                                                                             Merchandise   Controlled
                                    Total          Office        Retail         Mart        Logistics        Other(2)
                                  ---------      ---------      --------      --------     -----------       --------
Total revenues ..............     $ 182,821      $ 100,701      $ 43,318      $ 35,622      $     --         $  3,180

Total expenses ..............       103,804         61,248        18,161        19,352            --            5,043
                                  ---------      ---------      --------      --------      --------         --------

Operating income ............        79,017         39,453        25,157        16,270            --           (1,863)
Income applicable to
    Alexander's .............         1,610             --            --            --            --            1,610
Income from partially-owned
    entities ................        18,717          5,029           217          (703)        7,466            6,708
Interest and other
    investment income .......         4,222            436            --           199            --            3,587

Interest and debt expense ...       (35,085)       (13,185)       (5,486)       (8,166)           --           (8,248)
Net gain on sale of real
    estate ..................            --             --            --            --            --               --

Minority interest ...........       (14,322)        (6,808)       (4,126)       (1,693)       (1,695)              --
                                  ---------      ---------      --------      --------      --------         --------

Net income ..................        54,159         24,925        15,762         5,907         5,771            1,794

Minority interest ...........        14,322          6,808         4,126         1,693         1,695               --
Net gain on sale of real
    estate ..................            --             --            --            --            --               --

Interest and debt expense(3)         58,870         22,465         6,139         8,166         6,532           15,568
Depreciation and
    amortization(3) .........        36,045         16,460         4,144         4,463         7,591            3,387

Straight-lining of rents(3) .        (7,532)        (4,503)         (684)       (1,224)         (544)            (577)
Other .......................         1,126            (42)           --            --         2,757(5)        (1,589)
                                  ---------      ---------      --------      --------      --------         --------
EBITDA(1) ...................     $ 156,990      $  66,113      $ 29,487      $ 19,005      $ 23,802         $ 18,583
                                  =========      =========      ========      ========      ========         ========


-------------------
    See footnotes on page 17.

                              VORNADO REALTY TRUST

                             (amounts in thousands)

                                                                     Nine Months Ended September 30, 2000
                                       -----------------------------------------------------------------------------
                                                                                             Temperature
                                                                              Merchandise    Controlled
                                         Total          Office      Retail        Mart        Logistics     Other(2)
                                       ---------      ---------   ---------   -----------    -----------    --------
Total revenues .....................   $ 609,679      $ 351,585   $ 130,664    $ 112,165      $     --      $ 15,265
Total expenses .....................     340,608        197,729      53,859       59,119            --        29,901
                                       ---------      ---------   ---------    ---------      --------      --------
Operating income ...................     269,071        153,856      76,805       53,046            --       (14,636)
Income applicable to Alexander's ...       7,463             --          --           --            --         7,463(6)
Income from partially-owned
     entities ......................      74,447         22,588         987        4,752        24,684(4)     21,436
Interest and other investment
    income .........................      18,269          2,661          --          719            --        14,889
Interest and debt expense ..........    (121,240)       (44,830)    (33,133)     (27,860)           --       (15,417)
Net gain on sale of real
    Estate .........................      10,965          8,405       2,560           --            --            --
Minority interest ..................     (75,582)       (43,419)    (13,667)     (10,226)       (8,234)          (36)
                                       ---------      ---------   ---------    ---------      --------      --------
Income before extraordinary item ...     183,393         99,261      33,552       20,431        16,450        13,699
Extraordinary item .................      (1,125)            --      (1,125)          --            --            --
                                       ---------      ---------   ---------    ---------      --------      --------
Net income .........................     182,268         99,261      32,427       20,431        16,450        13,699
Extraordinary item .................       1,125             --       1,125           --            --            --
Minority interest ..................      75,582         43,419      13,667       10,226         8,234            36
Net gain on sale of real
    Estate .........................     (10,965)        (8,405)     (2,560)          --            --            --
Interest and debt expense(3)  ......     189,818         71,064      35,078       27,860        20,946        34,870
Depreciation and
    Amortization(3) ................     120,355         55,559      14,177       14,792        24,422        11,405
Straight-lining of rents(3) ........     (24,141)       (15,817)     (1,977)      (4,523)         (985)         (839)
Other ..............................       6,964           (252)        269           --           358         6,589
                                       ---------      ---------   ---------    ---------      --------      --------
EBITDA(1) ..........................   $ 541,006      $ 244,829   $  92,206    $  68,786      $ 69,425      $ 65,760
                                       =========      =========   =========    =========      ========      ========

                                                               Nine Months Ended September 30, 1999
                                     -----------------------------------------------------------------------------------
                                                                                               Temperature
                                                                                 Merchandise    Controlled
                                       Total         Office          Retail         Mart        Logistics       Other(2)
                                     ---------      ---------      ---------     -----------   -----------      --------
Total revenues .................     $ 513,307      $ 275,853      $ 127,684      $ 102,711      $     --       $  7,059
Total expenses .................       294,174        165,045         53,202         56,441            --         19,486
                                     ---------      ---------      ---------      ---------      --------       --------
Operating income ...............       219,133        110,808         74,482         46,270            --        (12,427)
Income applicable to Alexander's         4,951             --             --             --            --          4,951
Income from partially-owned
     entities ..................        58,295         13,613            640          1,201        27,962         14,879
Interest and other investment
income .........................        12,580          1,292             --            566            --         10,722
Interest and debt expense ......      (105,986)       (35,444)       (21,603)       (21,331)           --        (27,608)
Net gain on sale of real
    estate .....................            --             --             --             --            --             --
Minority interest ..............       (35,209)       (16,162)        (9,422)        (4,703)       (4,922)            --
                                     ---------      ---------      ---------      ---------      --------       --------
Income before extraordinary item       153,764         74,107         44,097         22,003        23,040         (9,483)
Extraordinary item .............            --             --             --             --            --             --
                                     ---------      ---------      ---------      ---------      --------       --------
Net income .....................       153,764         74,107         44,097         22,003        23,040         (9,483)
Extraordinary item .............            --             --             --             --            --             --
Minority interest ..............        35,209         16,162          9,422          4,703         4,922             --
Net gain on sale of real
    estate .....................            --             --             --             --            --             --
Interest and debt expense(3)  ..       167,907         59,171         23,568         21,331        20,090         43,747
Depreciation and
    amortization(3) ............       101,895         45,877         12,528         12,641        23,603          7,246
Straight-lining of rents(3) ....       (20,065)       (13,118)        (2,001)        (3,504)       (1,171)          (271)
Other ..........................         1,227            (42)            --             --          (252)(5)      1,521
                                     ---------      ---------      ---------      ---------      --------       --------
EBITDA(1) ......................       439,937      $ 182,157      $  87,614      $  57,174      $ 70,232       $ 42,760
                                     =========      =========      =========      =========      ========       ========

                                                                September 30, 2000
                           ---------------------------------------------------------------------------------------
Balance sheet data:
    Real estate, net...    $3,679,256       $2,230,645       $551,306       $797,177       $     --       $100,128
    Investments and
      advances to
      partially-owned
      entities ........     1,455,974          392,757          2,449         45,052        504,494        511,222

                                                                 December 31, 1999
                           ---------------------------------------------------------------------------------------
Balance sheet data:
    Real estate, net...    $3,612,965       $2,208,510       $575,633       $753,416       $      --       $ 75,406
    Investments and
      advances to
      partially-owned
      entities ........     1,315,387          382,417          3,057         32,524          481,808        415,581


--------------------
    See footnotes on the next page.

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

     (4) Net of $2,880 and $5,280 of rent in the three and nine months ended September 30, 2000 not recognized as income.

     (5) Includes the reversal of income taxes (benefit for the nine months ended September 30, 1999) which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.

     (6) Net of $2,272, the Company's share of Alexander's stock appreciation rights expense.


11.   SUBSEQUENT EVENTS

      On October 2, 2000, the Company acquired the 720,000 square foot Gift and Furniture Mart building in Los Angeles and its 9.3 acre site. The purchase price was approximately $54,000,000 of which $10,000,000 was indebtedness.

      On November 1, 2000, the Company acquired 7 W. 34th Street, a Manhattan office building containing approximately 425,000 square feet, for $128,000,000.

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

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

      Below is a summary of net income and EBITDA by segment for the three months ended September 30, 2000 and 1999:

                                                              For The Three Months Ended September 30, 2000
                                         -----------------------------------------------------------------------------------
                                                                                                  Temperature
                                                                                    Merchandise   Controlled
                                           Total          Office         Retail        Mart        Logistics        Other(3)
                                         ---------      ---------      --------     -----------   ------------      --------
Total revenues .....................     $ 215,655      $ 129,165      $ 43,969      $ 37,212      $     --         $  5,309
Total expenses .....................       121,030         73,286        16,596        19,010            --           12,138
                                         ---------      ---------      --------      --------      --------         --------
Operating income ...................        94,625         55,879        27,373        18,202            --           (6,829)
Income applicable to Alexander's ...         1,306             --            --            --            --            1,306(6)
Income from partially-owned entities        26,808          7,201           318         1,371         8,344(4)         9,574
Interest and other investment income         7,571          2,030            --           319            --            5,222
Interest and debt expense ..........       (42,558)       (16,850)       (8,477)       (9,955)           --           (7,276)
Net gain on sale of real estate ....         8,405          8,405            --            --            --               --
Minority interest ..................       (28,038)       (16,059)       (4,817)       (3,899)       (3,257)              (6)
                                         ---------      ---------      --------      --------      --------         --------
Net income .........................        68,119         40,606        14,397         6,038         5,087            1,991
Minority interest ..................        28,038         16,059         4,817         3,899         3,257                6
Net gain on sale of real estate ....        (8,405)        (8,405)           --            --            --               --
Interest and debt expense (2) ......        65,196         24,912         9,124         9,955         6,909           14,296
Depreciation and amortization (2) ..        40,046         19,260         4,392         4,744         8,088            3,562
Straight-lining of rents (2) .......       (10,360)        (6,531)         (591)       (1,759)         (176)          (1,303)
Other ..............................         2,983           (252)          269            --          (451)           3,417
                                         ---------      ---------      --------      --------      --------         --------
EBITDA(1) ..........................     $ 185,617      $  85,649      $ 32,408      $ 22,877      $ 22,714         $ 21,969
                                         =========      =========      ========      ========      ========         ========

                                                             For the Three Months Ended September 30, 1999
                                         -----------------------------------------------------------------------------------
                                                                                                 Temperature
                                                                                   Merchandise    Controlled
                                           Total          Office        Retail         Mart        Logistics        Other(3)
                                         ---------      ---------      --------    -----------   ------------       --------
Total revenues .....................     $ 182,821      $ 100,701      $ 43,318      $ 35,622      $     --         $  3,180
Total expenses .....................       103,804         61,248        18,161        19,352            --            5,043
                                         ---------      ---------      --------      --------      --------         --------
Operating income ...................        79,017         39,453        25,157        16,270            --           (1,863)
Income applicable to Alexander's ...         1,610             --            --            --            --            1,610
Income (loss) from partially-owned
    entities .......................        18,717          5,029           217          (703)        7,466            6,708
Interest and other investment income         4,222            436            --           199            --            3,587
Interest and debt expense ..........       (35,085)       (13,185)       (5,486)       (8,166)           --           (8,248)
Minority interest ..................       (14,322)        (6,808)       (4,126)       (1,693)       (1,695)              --
                                         ---------      ---------      --------      --------      --------         --------
Net income .........................        54,159         24,925        15,762         5,907         5,771            1,794
Minority interest ..................        14,322          6,808         4,126         1,693         1,695               --
Interest and debt expense (2) ......        58,870         22,465         6,139         8,166         6,532           15,568
Depreciation and amortization (2) ..        36,045         16,460         4,144         4,463         7,591            3,387
Straight-lining of rents (2) .......        (7,532)        (4,503)         (684)       (1,224)         (544)            (577)
Other ..............................         1,126            (42)           --            --         2,757(5)        (1,589)
                                         ---------      ---------      --------      --------      --------         --------
EBITDA (1) .........................     $ 156,990      $  66,113      $ 29,487      $ 19,005      $ 23,802         $ 18,583
                                         =========      =========      ========      ========      ========         ========

---------------------------

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

(3) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investment in the Hotel Pennsylvania, Alexander's and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

(4)  Net of $2,880 of rent not recognized as income.

(5) Includes the reversal of income taxes which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.

(6) Net of $1,947, the Company's share of Alexander's stock appreciation rights expense.

Below are the details of the changes by segment in EBITDA.

                                                                                             Temperature
                                                                              Merchandise    Controlled
                                        Total       Office          Retail       Mart         Logistics        Other
                                     -----------   --------      -----------  -----------    ------------     --------
  Three months ended
       September 30, 1999........    $   156,990   $ 66,113      $    29,487   $ 19,005        $ 23,802       $ 18,583
  2000 Operations:
       Same store operations(1)..         18,087     13,041            1,537      3,472          (1,088)(2)      1,125
       Acquisitions and other....         10,540      6,495            1,384        400              --          2,261
                                     -----------   --------      -----------   --------        --------       --------
  Three months ended
       September 30, 2000........    $   185,617   $ 85,649      $    32,408   $ 22,877        $ 22,714       $ 21,969
                                     ===========   ========      ===========   ========        ========       ========
       % increase in same
         store operations........        11.5%       19.7%             5.2%      18.3%             (4.6%)(2)     6.0%

---------------------------

(1)  Represents operations, which were owned for the same period in each year.

(2) Subsequent to March 12, 1999 (date the operations of the AmeriCold Logistics Company were sold), the Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics Company, its tenant, which leases the underlying temperature controlled warehouses used in its business. Prior to that date the Company reflected its equity in the operations.


         Total rent was $42,617 and $128,728 for the third quarter and the nine months ended September 30, 2000, of which the tenant deferred $4,800 and $11,500. As at September 30, 2000, the balance of the tenant's deferred rent is as follows:

                                                                                   The Company's
                                                                 Total                 Share
                                                                 -----                 -----
           2000:
             Quarter ended September 30                        $  4,800              $   2,880
             Quarter ended June 30                                6,700                  4,020
                                                               --------              ---------
                                                                 11,500                  6,900
           1999:
             Quarter ended December 31                            5,400                  3,240
                                                               --------              ---------
                                                               $ 16,900              $  10,140
                                                               ========              =========

Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $2,880 of income from this tenant in the quarter ended September 30, 2000 and $5,280 in the nine months ended September 30, 2000. The Company and this tenant are in discussions regarding the restructuring of the leases.

Revenues
--------

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $215,655 in the three months ended September 30, 2000, compared to $182,821 in the prior year's quarter, an increase of $32,834. This increase by segment resulted from:

                                           Date of
                                         Acquisition/                                                      Merchandise
                                         Disposition         Total          Office           Retail           Mart           Other
                                         ------------       -------         -------         -------        -----------      -------
Property Rentals:
Acquisitions:
    909 Third Avenue                       July 99       $    1,653         $ 1,653         $    --          $    --        $    --
    595 Madison Avenue...........       September 1999        3,003           3,003              --               --             --
    Hotel Pennsylvania...........        August 1999          1,577              --              --               --          1,577
    Student Housing Complex......        January 2000         1,130              --              --               --          1,130
    33 N. Dearborn Street........       September 2000          149              --              --              149             --
                                                            -------         -------         -------          -------        -------
                                                              7,512           4,656              --              149          2,707
Dispositions:
    Texas shopping centers.......         March 2000         (1,074)             --          (1,074)              --             --
    Westport, CT property........        August 2000           (257)           (257)             --               --             --

Leasing activity ................                            18,380          15,816           1,498            2,277         (1,211)
                                                            -------         -------         -------          -------        -------
Total increase in property
     rentals ....................                            24,561          20,215             424            2,426          1,496
                                                            -------         -------         -------          -------        -------

Tenant expense reimbursements:
Increase in tenant expense
     reimbursements due to
     acquisitions ...............                             5,690           5,382              --               48            260
Other ...........................                             1,543           2,711            (282)          (1,102)           216
                                                            -------         -------         -------          -------        -------
Total increase in tenant
     expense reimbursements .....                             7,233           8,093            (282)          (1,054)           476
                                                            -------         -------         -------          -------        -------
Other income ....................                             1,040             156             509              218            157
                                                            -------         -------         -------          -------        -------
Total increase in revenues ......                           $32,834         $28,464         $   651          $ 1,590        $ 2,129
                                                            =======         =======         =======          =======        =======


                    See Supplemental Information on page 29.

      Expenses
      --------

      The Company's expenses were $121,030 in the three months ended September 30, 2000 compared to $103,804 in the prior year's quarter, an increase of $17,226. This increase by segment resulted from:

                                                                                                   Merchandise
                                               Total             Office             Retail             Mart              Other
                                             --------          --------           --------           --------           --------
Operating:
    Acquisitions ..................          $  7,572          $  5,981           $     --           $    106           $  1,485

    Same store operations .........               275             3,221             (1,982)              (390)              (574)
                                             --------          --------           --------           --------           --------
                                                7,847             9,202             (1,982)              (284)               911
                                             ========          ========           ========           ========           ========
Depreciation and
    amortization:
    Acquisitions ..................             1,098               569                 --                 21                508
    Same store operations .........             2,699             1,918                716                260               (195)
                                             --------          --------           --------           --------           --------
                                                3,797             2,487                716                281                313
                                             --------          --------           --------           --------           --------
General and administrative ........             5,582               349               (299)              (339)          $  5,871(1)
                                             --------          --------           --------           --------           --------
                                             $ 17,226          $ 12,038           $ (1,565)          $   (342)          $  7,095
                                             ========          ========           ========           ========           ========



----------
(1) This increase resulted primarily from amounts earned under a deferred compensation arrangement, higher payroll and professional fees.

         Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $1,306 in the three months ended September 30, 2000 compared to $1,610 in the prior year's quarter, a decrease of $304. This decrease resulted primarily from the Company's share of Alexander's stock appreciation rights compensation expense of $1,947 in the three months ended September 30, 2000 based on Alexander's closing stock price of $81.75 at September 30, 2000, partially offset by interest income on higher outstanding loan balances to Alexander's.

         Income from partially-owned entities was $26,808 in the three months ended September 30, 2000, compared to $18,717 in the prior year's quarter, an increase of $8,091. This increase by segment resulted from:

                                                                                                           Temperature
                                                                                           Merchandise     Controlled
                                                Total           Office       Retail           Mart         Logistics      Other
                                               -------         -------       -------       -----------     ------------  -------
Increase (decrease) in equity
in income:
    Temperature Controlled
      Logistics ...........................    $   878(1)       $   --       $    --         $    --      $   878(1)         $--

    CESCR .................................      1,237           1,237            --              --           --             --
    Newkirk Joint
      Ventures ............................      2,909              --            --              --           --          2,909

    Hotel Pennsylvania ....................      1,081(2)           --            --              --                       1,081(2)
    Partially-owned office
      buildings ...........................        224             224            --              --           --             --
    Other .................................      1,762             711           101           2,074           --         (1,124)
                                               -------         -------       -------         -------      -------        -------
                                               $ 8,091         $ 2,172       $   101         $ 2,074      $   878        $ 2,866
                                               =======         =======       =======         =======      =======        =======

----------
(1) Net of $2,880 of rent not recognized as income for the three months ended September 30, 2000.

(2) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999, and accordingly consolidated.

         Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $7,571 for the three months ended September 30, 2000 compared to $4,222 in the prior year's quarter, an increase of $3,349. This increase resulted primarily from higher average investments this year.

         Interest and debt expense was $42,558 for the three months ended September 30, 2000, compared to $35,085 in the prior year's quarter, an increase of $7,473. This increase is primarily due to higher interest rates during the period.

         Net gain on sale of real estate of $8,405 resulted from the sale of the Company's Westport, Connecticut office property on August 30, 2000 for
$24,000.

         Minority interest was $28,038 for the three months ended September 30, 2000, compared to $14,322 in the prior year's quarter, an increase of $13,716. The increase is primarily due to the issuance of perpetual preferred units.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                                                  For The Nine Months Ended September 30, 2000
                                          -------------------------------------------------------------------------------------

                                                                                                     Temperature
                                                                                       Merchandise   Controlled
                                             Total           Office        Retail         Mart         Logistics       Other(3)
                                          ---------       ---------      ---------     ---------      ---------       ---------
Total revenues .......................    $ 609,679       $ 351,585      $ 130,664     $ 112,165      $      --       $  15,265

Total expenses .......................      340,608         197,729         53,859        59,119             --          29,901
                                          ---------       ---------      ---------     ---------      ---------       ---------
Operating income .....................      269,071         153,856         76,805        53,046             --         (14,636)

Income applicable to Alexander's .....        7,463              --             --            --             --           7,463(6)

Income from partially-owned entities .       74,447          22,588            987         4,752         24,684(4)       21,436

Interest and other investment income .       18,269           2,661             --           719             --          14,889

Interest and debt expense ............     (121,240)        (44,830)       (33,133)      (27,860)            --         (15,417)

Net gain on sale of real estate ......       10,965           8,405          2,560            --             --              --

Minority interest ....................      (75,582)        (43,419)       (13,667)      (10,226)        (8,234)            (36)
                                          ---------       ---------      ---------     ---------      ---------       ---------
Income before extraordinary item .....      183,393          99,261         33,552        20,431         16,450          13,699

Extraordinary item ...................       (1,125)             --         (1,125)           --             --              --
                                          ---------       ---------      ---------     ---------      ---------       ---------
Net income ...........................      182,268          99,261         32,427        20,431         16,450          13,699

Extraordinary item ...................        1,125              --          1,125            --             --              --

Minority interest ....................       75,582          43,419         13,667        10,226          8,234              36

Net gain on sale of real estate ......      (10,965)         (8,405)        (2,560)           --             --              --

Interest and debt expense (2) ........      189,818          71,064         35,078        27,860         20,946          34,870

Depreciation and amortization (2) ....      120,355          55,559         14,177        14,792         24,422          11,405

Straight-lining of rents (2) .........      (24,141)        (15,817)        (1,977)       (4,523)          (985)           (839)

Other ................................        6,964            (252)           269            --            358           6,589
                                          ---------       ---------      ---------     ---------      ---------       ---------
EBITDA (1) ...........................    $ 541,006       $ 244,829      $  92,206     $  68,786      $  69,425       $  65,760
                                          =========       =========      =========     =========      =========       =========



                                                                For the Nine Months Ended September 30, 1999
                                         ----------------------------------------------------------------------------------------
                                                                                                       Temperature
                                                                                        Merchandise    Controlled
                                             Total         Office         Retail          Mart          Logistics        Other(3)
                                          ---------      ---------      ---------       ---------      ---------        ---------
Total revenues .......................    $ 513,307      $ 275,853      $ 127,684       $ 102,711      $      --        $   7,059

Total expenses .......................      294,174        165,045         53,202          56,441             --           19,486
                                          ---------      ---------      ---------       ---------      ---------        ---------
Operating income .....................      219,133        110,808         74,482          46,270             --          (12,427)

Income applicable to Alexander's .....        4,951             --             --              --             --            4,951

Income from partially-owned entities .       58,295         13,613            640           1,201         27,962           14,879

Interest and other investment income .       12,580          1,292             --             566             --           10,722

Interest and debt expense ............     (105,986)       (35,444)       (21,603)        (21,331)            --          (27,608)

Minority interest ....................      (35,209)       (16,162)        (9,422)         (4,703)        (4,922)              --
                                          ---------      ---------      ---------       ---------      ---------        ---------
Net income ...........................      153,764         74,107         44,097          22,003         23,040           (9,483)

Minority interest ....................       35,209         16,162          9,422           4,703          4,922               --

Interest and debt expense (2) ........      167,907         59,171         23,568          21,331         20,090           43,747

Depreciation and amortization (2) ....      101,895         45,877         12,528          12,641         23,603            7,246

Straight-lining of rents (2) .........      (20,065)       (13,118)        (2,001)         (3,504)        (1,171)            (271)

Other ................................        1,227            (42)            --              --           (252)(5)        1,521
                                          ---------      ---------      ---------       ---------      ---------        ---------
EBITDA (1) ...........................    $ 439,937      $ 182,157      $  87,614       $  57,174      $  70,232        $  42,760
                                          =========      =========      =========       =========      =========        =========

----------

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

(3) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investment in the Hotel Pennsylvania, Alexander's and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

(4)  Net of $5,280 of rent not recognized as income.

(5) Includes the reversal of income taxes (benefit for the nine months ended September 30, 1999) which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.

(6) Net $2,272, of the Company's share of Alexander's stock appreciation rights expense.

      Below are the details of the changes by segment in EBITDA.

                                                                                                        Temperature
                                                                                     Merchandise         Controlled
                                             Total         Office        Retail         Mart             Logistics          Other
                                            --------      --------      --------     -----------        -----------       --------
Nine months ended
     September 30, 1999 ...............     $439,937      $182,157      $ 87,614      $ 57,174          $ 70,232            42,760
2000 Operations:
     Same store operations(1)..........       48,444        31,977         3,758        11,212            (2,323)(2)         3,820
     Acquisitions and other ...........       52,625        30,695           834           400             1,516            19,180
                                            --------      --------      --------     -----------        -----------       --------
Nine months ended
     September 30, 2000 ...............     $541,006      $244,829      $ 92,206      $ 68,786          $ 69,425          $ 65,760
                                            ========      ========      ========      ========          ========          ========
% increase in same store operations ...         11.0%         17.6%          4.3%         19.6%             (3.3%)(2)          8.9%


----------

(1)  Represents operations which were owned for the same period in each year.

(2)  Net of $5,280 of rent not recognized as income.

      Revenues
      --------

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $609,679 in the nine months ended September 30, 2000, compared to $513,307 in the prior year's nine months, an increase of $96,372. This increase by segment resulted from:

                                   Date of
                                   Acquisition/                                                 Merchandise
                                   Disposition           Total        Office        Retail         Mart         Other
                                 --------------        --------      --------      --------      --------     --------
Property Rentals:
Acquisitions:
  888 Seventh Avenue..........   January 1999          $    765      $    765      $     --      $     --     $     --
  909 Third Avenue............    July 1999              16,223        16,223            --            --           --

  595 Madison Avenue..........  September 1999           10,195        10,195            --            --           --

  Hotel Pennsylvania..........    August 1999             4,638            --            --            --        4,638

  Student Housing Complex.....   January 2000             2,989            --            --            --        2,989

  33 N. Dearborn Street.......  September 2000              149            --            --           149           --
                                                       --------      --------      --------      --------     --------
                                                         34,959        27,183            --           149        7,627

Dispositions:
    Texas shopping centers....    March 2000             (1,624)           --        (1,624)           --           --
    Westport, CT property.....   August 2000              (257)         (257)            --            --           --

Leasing activity..............                           45,446        34,274         4,112         7,888         (828)
                                                       --------      --------      --------      --------     --------
Total increase in property
    rentals...................                           78,524        61,200         2,488         8,037        6,799
                                                       --------      --------      --------      --------     --------

Tenant expense reimbursements:
     Increase in tenant expense
       reimbursements due to
       acquisitions...........                            9,732         8,921            --            48          763
     Other....................                            6,490         5,245            23           808          414
                                                       --------      --------      --------      --------     --------


Total increase in tenant
    expense reimbursements....                           16,222        14,166            23           856        1,177
                                                       --------      --------      --------      --------     --------
Other income..................                            1,626           366           469           561          230
                                                       --------      --------      --------      --------     --------

Total increase in revenues....                         $ 96,372      $ 75,732      $  2,980      $  9,454     $  8,206
                                                       ========      ========      ========      ========     ========

                    See Supplemental Information on page 29.

      Expenses
      --------

      The Company's expenses were $340,608 in the nine months ended September 30, 2000 compared to $294,174 in the prior year's nine months, an increase of $46,434. This increase by segment resulted from:

                                                                        Merchandise
                                 Total       Office        Retail          Mart         Other
                               --------     --------      --------      -----------    --------
Operating:
    Acquisitions ..........    $ 20,060     $ 16,099      $     --      $    106      $  3,855
    Same store operations..       6,971        8,157        (1,008)          483          (661)
                               --------     --------      --------        --------      --------
                                 27,031       24,256        (1,008)          589         3,194
                               --------     --------      --------        --------      --------

Depreciation and
    amortization:
    Acquisitions............      4,879        3,345            --            21         1,513
    Same store operations...      7,772        4,036         1,549         2,130            57
                               --------     --------      --------        --------      --------
                                 12,651        7,381         1,549         2,151         1,570
                               --------     --------      --------        --------      --------
General and administrative..      6,752        1,047           116           (62)        5,651(1)
                               --------     --------      --------        --------      --------
                               $ 46,434     $ 32,684      $    657      $  2,678      $ 10,415
                               ========     ========      ========        ========      ========

(1) This increase resulted primarily from amounts earned under a deferred compensation arrangement, higher payroll and professional fees.

      Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $7,463 in the nine months ended September 30, 2000, compared to $4,951 in the prior year's nine months, an increase of $2,512. This increase resulted primarily from interest income on higher outstanding loan balances to Alexander's, partially offset by the Company's share of Alexander's stock appreciation rights compensation expense of $2,272 in the nine months ended September 30, 2000, based on Alexander's closing stock price of $81.75 at September 30, 2000.

      Income from partially-owned entities was $74,447 in the nine months ended September 30, 2000, compared to $58,295 in the prior year's nine months, an increase of $16,152. This increase by segment resulted from:

                                                                                                          Temperature
                                      Date of                                               Merchandise   Controlled
                                    Acquisition        Total          Office      Retail        Mart      Logistics      Other
                                    ------------     --------       --------    --------    -----------   ----------   ----------
Acquisitions:
  Newkirk Joint Ventures .........   March 1999      $  2,304        $     --   $     --     $     --      $     --     $  2,304
  Other ..........................    Various            (911)             --         --           --                       (911)
                                                     --------        --------   --------     --------      --------     --------
                                                        1,393                                                              1,393

Increase (decrease) in equity
  in income:
    Temperature Controlled
      Logistics ..................                     (3,278)(1)          --         --           --        (3,278)(1)       --
    CESCR ........................                      6,794           6,794         --           --            --           --
    Newkirk Joint Ventures .......                      5,034 (2)          --         --           --            --        5,034(2)
    Hotel Pennsylvania ...........                      1,820 (3)          --         --           --            --        1,820(3)
    Partially-owned office .......
    buildings ....................                      1,152           1,152         --           --            --           --
    Other ........................                      3,237           1,029        347        3,551            --       (1,690)
                                                     --------        --------   --------     --------      --------     --------
                                                     $ 16,152        $  8,975   $    347     $  3,551      $ (3,278)    $  6,557
                                                     ========        ========   ========     ========      ========     ========

-------------
(1) Net of $5,280 of rent not recognized as income in the nine months ended September 30, 2000.

(2) Includes the Company's share of an extraordinary gain of $652 resulting from the prepayment of debt.

(3) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999 and accordingly consolidated.

      Interest and other investment income was $18,269 for the nine months ended September 30, 2000, compared to $12,580 in the prior year's nine months, an increase of $5,689. This increase resulted primarily from higher average investments this year.

      Interest and debt expense was $121,240 for the nine months ended September 30, 2000, compared to $105,986 prior year's nine months, an increase of $15,254. This increase resulted primarily from higher average interest rates.

      Net gain on sale of real estate of $10,965, resulted from (i) sale of three Texas shopping center properties on March 2, 2000, for $25,750, resulting in a gain of $2,560 and (ii) the sale of the Company's Westport, Connecticut office property on August 30, 2000 for $24,000, resulting in a gain of $8,405.

      Minority interest was $75,582 for the nine months ended September 30, 2000, compared to $35,209 in the prior year's nine months, an increase of $40,373. This increase is primarily due to the issuance of perpetual preferred units.

      The Company incurred an extraordinary loss of $1,125 in the first quarter of this year due to the write-off of unamortized financing costs in connection with prepayment of debt.

      Preferred stock dividends were $29,017 for the nine months ended September 30, 2000, compared to $23,765 in the prior year's nine months, an increase of $5,252. This increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred Shares in March 1999 and its Series C Cumulative Redeemable Preferred Shares in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Nine Months Ended September 30, 2000

      Cash flows provided by operating activities of $145,148 was primarily comprised of (i) income of $182,268 and (ii) adjustments for non-cash items of $32,340, offset by (iii) the net change in operating assets and liabilities of $77,480 and (iv) the net gain on sale of real estate of $10,965. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $72,966 and (ii) minority interest of $75,582, partially offset by (iii) the effect of straight-lining of rental income of $25,368 and (iv) equity in net income of partially-owned entities and income applicable to Alexander's of $72,980.

      Net cash used in investing activities of $503,425 was primarily comprised of (i) capital expenditures of $106,579, (ii) investment in notes and mortgages receivable of $142,251, (iii) acquisitions of real estate of $27,360, (iv) investments in partially-owned entities of $74,694, (v) cash restricted of $183,379, of which $173,500 represents funds escrowed in connection with a mortgage financing, partially offset by (vi) proceeds from the sale of real estate of $46,832 and distributions from partially-owned entities of $14,870.

      Below are the details of acquisitions of real estate, investments in partially-owned entities, investments in notes and mortgages receivable and capital expenditures.

                                                                                Debt          Value of
                                                                  Cash         Assumed      Units Issued      Investment
                                                                ---------     ----------     -------------    -------------
Acquisitions of Real Estate:
    Student Housing Complex (90% Interest)................      $   6,660     $   17,640     $          --    $      24,300
    33 N. Dearborn Street.................................         16,000         19,000                --           35,000
    Other.................................................          4,700             --                --            4,700
                                                                ---------     ----------     -------------    -------------
                                                                $  27,360     $   36,640     $          --    $      64,000
                                                                =========     ==========     =============    =============

Investments in Partially-Owned Entities:
    Vornado Ceruzzi Joint Venture (80% interest)..........      $  18,220     $       --     $          --    $      18,220
    Additional investment in Newkirk......................          1,231             --             6,119            7,350
    Loan to Alexander's...................................         15,000             --                --           15,000
    Funding of Development Expenditures:
      Fort Lee (75% interest).............................          9,898             --                --            9,898
      Park Laurel (80% interest)..........................         30,345             --                --           30,345
                                                                ---------     ----------     -------------    -------------
                                                                $  74,694     $       --     $       6,119    $      80,813
                                                                =========     ==========     =============    =============
Investments in Notes and Mortgages receivable:
    Loan to NorthStar Partnership L.P.....................      $  65,000     $       --     $          --    $      65,000
    Loan to Primestone Investment Partners, L.P...........         62,000             --                --           62,000
    Advances to Vornado Operating Company.................         15,251             --                --           15,251
                                                                ---------     ----------     -------------    -------------
                                                                $ 142,251     $       --     $          --    $     142,251
                                                                =========     ==========     =============    =============

                                                                      New York                   Merchandise
                                                        Total       City Office    Retail           Mart          Other
                                                     ----------     -----------    ------        -----------     --------
Capital expenditures:
    Expenditures to maintain the assets.......       $   12,735     $   8,068      $  542         $  4,010       $    115
    Tenant allowances.........................           42,808        36,901       2,651            3,044            212
    Redevelopment and development
      expenditures............................           34,293        18,465       1,883           13,945             --
    Corporate (primarily relocation of
       offices)...............................           16,743            --          --               --         16,743
                                                     ----------     ---------      ------         --------       --------
                                                     $  106,579     $  63,434      $5,076         $ 20,999       $ 17,070
                                                     ==========     =========      ======         ========       ========


      Net cash provided by financing activities of $409,931 was primarily comprised of (i) proceeds from borrowings of $1,048,036, (ii) proceeds from issuance of preferred units of $195,847, partially offset by, (iii) repayments of borrowings of $629,891, (iv) dividends paid on common shares of $124,501 (v) dividends paid on preferred shares of $17,907, and (vi) distributions to minority partners of $53,548.

Nine Months Ended September 30, 1999

      Cash flows provided by operating activities of $127,833 was primarily comprised of (i) net income of $153,764 and (ii) adjustments for non-cash items of $17,251, offset by (iii) the net change in operating assets and liabilities of $50,410 (primarily prepaid expenses). The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $60,315 and (ii) minority interest of $35,209, partially offset by (iii) the effect of straight-lining of rental income of $23,387 and (iv) equity in net income of partially-owned entities in excess of distributions of $47,276.

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

      Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                             Debt       Value of Units        Assets
                                                              Cash         Assumed          Issued           Acquired
                                                           ----------      ----------   --------------     -------------
Real Estate:
    595 Madison Avenue Office Building................     $  125,000      $       --    $        --       $     125,000
    909 Third Avenue Office Building..................         12,400         109,000          1,600             123,000
    888 Seventh Avenue Office Building................         45,000          55,000             --             100,000
                                                           ----------      ----------    -----------       -------------
                                                           $  182,400      $  164,000    $     1,600       $     348,000
                                                           ==========      ==========    ===========       =============
Investments in Partially-Owned Entities:
    Charles E. Smith Commercial Realty L.P.:
      Additional investment...........................     $       --      $       --    $   242,000       $     242,000
      Reacquired units from Vornado Operating
        Company.......................................         13,200              --             --              13,200
      Crystal City hotel land.........................             --              --          8,000               8,000
    Additional investment in Newkirk Joint Ventures...          4,645              --         47,790              52,435
    Additional 20% investment in Hotel Pennsylvania...         18,000          24,000             --              42,000
                                                           ----------      ----------    -----------       -------------
                                                           $   35,845      $   24,000    $   297,790       $     357,635
                                                           ==========      ==========    ===========       =============

Capital expenditures were comprised of:

                                                              New
                                                           York City                 Merchandise
                                                            Office        Retail         Mart         Other      Total
                                                           ---------     --------    -----------     --------   --------
Expenditures to maintain the assets...................     $  8,564      $    984      $  5,433      $  4,912   $ 19,893
Tenant allowances.....................................       14,604           953        11,294            --     26,851
Redevelopment expenditures............................       43,854        17,745         5,602            --     67,201
                                                           --------      --------      --------      --------   --------
                                                           $ 67,022      $ 19,682      $ 22,329      $  4,912   $113,945
                                                           ========      ========      ========      ========   ========

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

SUPPLEMENTAL INFORMATION


      The following table sets forth certain information for properties the Company owns directly or indirectly, including leasing activity for space previously occupied:


                                                          Office                              Merchandise Mart
                                                  ---------------------                     ----------------------    Temperature
                                                  New York                                                            Controlled
                                                    City        CESCR(1)      Retail        Office(2)   Showroom(2)    Logistics
                                                  --------      -------       ------        --------    ----------    -----------
(square feet and cubic feet in thousands)

As of September 30, 2000:
  Square feet....................................   14,294        4,083       11,960           3,079        4,390       17,943
  Cubic feet.....................................       --           --           --              --           --      450,900
  Number of properties...........................       22           47           56               8            7           91
  Occupancy rate.................................       97%          98%          94%             93%          97%          95%
  Leasing Activity:
    For the three months ended September 30, 2000:
      Square Feet................................      249          159          107              43          185           --
      Rent per Square Foot:
        Initial rent (3).........................  $ 49.80      $ 29.20      $ 14.49         $ 26.00      $ 18.20           --
        Prior escalated rent.....................  $ 35.82      $ 26.70      $ 12.90         $ 17.58      $ 13.28           --
         Percentage increase.....................       39%           9%          12%             48%          37%          --

    For the nine months ended September 30, 2000:
      Square Feet................................    1,024          592          557(4)           60          532           --
      Rent per Square Foot:
        Initial rent (3).........................  $ 45.25      $ 28.71         $ 17.14      $ 24.87      $ 20.41           --
        Prior escalated rent.....................  $ 31.43      $ 26.03         $ 14.01      $ 21.11      $ 16.91           --
         Percentage increase.....................       44%          10%          22%(4)          18%          21%          --

As of June 30, 2000:
  Square feet....................................   14,200        3,943       11,960           2,739        4,317       18,073
  Cubic feet.....................................       --           --           --              --           --      454,500
  Number of properties...........................       22           44           56               7            7           92
  Occupancy rate.................................       97%          98%          94%             89%          99%          95%
As of March 31, 2000:
  Square feet....................................   14,200        3,782       11,960           2,739        4,317       17,770
  Cubic feet.....................................       --           --           --              --           --      455,000
  Number of properties...........................       22           40           56               7            7           90
  Occupancy rate.................................       95%          95%          93%             88%          99%          95%
As of December 31, 1999:
  Square feet....................................   14,028        3,623       11,960           2,414        4,174       16,998
  Cubic feet.....................................       --           --           --              --           --      428,300
  Number of properties...........................       22           39           56               7            7           89
  Occupancy rate.................................       95%          99%          92%             93%          98%          95%
As of September 30, 1999:
  Square feet....................................   12,479        3,620       12,133           2,322        4,457       16,687
  Cubic feet.....................................       --           --           --              --           --      423,100
  Number of properties...........................       21           38           59               7            7           87
  Occupancy rate.................................       92%          98%          93%             95%          96%          92%

-------------------------------
(1)  Represents the Company's 34% interest.

(2) The office and showroom space is contained in the same mixed-use properties.

(3) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(4) Includes an increase in rent of $1,200 per annum to $4,600 per annum from the extension of Bradlees' 232 square foot lease at the 14th Street and Union Square property. Excluding the effect of this increase in rent the initial rent would be $15.22, a 12% increase over the prior escalated rent.

      Funds from Operations for the Three and Nine Months Ended September 30, 2000 and 1999

      Funds from operations was $84,629 in the three months ended September 30, 2000, compared to $76,462 in the prior year's quarter, an increase of $8,167. Funds from operations was $247,808 in the nine months ended September 30, 2000, compared to $216,876 in the prior year's nine months, an increase of $30,932. The following table reconciles funds from operations and net income:


                                                 For the Three Months Ended    For the Nine Months Ended
                                                        September 30,                September 30,
                                                 -------------------------     -------------------------
                                                    2000           1999           2000           1999
                                                 ----------      ---------     ----------      ---------
Net income applicable to common shares......      $  58,447      $  44,487      $ 153,251      $ 129,999
Extraordinary item..........................             --             --          1,125             --
Depreciation and amortization of real
    property................................         24,587         21,623         71,665         59,320
Straight-lining of property rentals for
    rent escalations........................         (9,429)        (6,467)       (22,466)       (18,317)
Leasing fees received in excess of income
    recognized..............................            409            727          1,379          1,528
Appreciation of securities held in officer's
    deferred compensation trust.............          2,183         (2,007)         3,673           (340)
Net gain on sale of real estate.............         (8,405)            --        (10,965)            --
Gain on sale of securities available
    for sale................................             --             --             --           (383)
Proportionate share of adjustments to equity
    in net income of partially-owned entities
    to arrive at funds from operations......         14,820         16,492         45,196         40,346
Minority interest in excess of preferential
    distributions...........................         (3,405)        (3,815)       (11,317)        (6,122)
                                                  ---------      ---------      ---------      ---------
                                                     79,207         71,040        231,541        206,031
Series A preferred shares...................          5,422          5,422         16,267         10,845
                                                  ---------      ---------      ---------      ---------
                                                  $  84,629      $  76,462      $ 247,808      $ 216,876
                                                  =========      =========      =========      =========


      The number of shares that should be used for determining funds from operations per share is as follows:

                                                       For the Three Months Ended             For the Nine Months Ended
                                                             September 30,                          September 30,
                                                       --------------------------             --------------------------
                                                          2000              1999               2000                1999
                                                         ------            ------             ------              ------
Weighted average shares used for determining
    diluted income per share.................            89,713            87,489             88,624              87,338
    Series A preferred shares................             8,018             8,018              8,018               5,345
                                                         ------            ------             ------              ------
Shares used for determining diluted
    funds from operations per share..........            97,731            95,507             96,642              92,683
                                                         ======            ======             ======              ======

      Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures reported by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by the National Association of Real Estate Investment Trusts ("NAREIT"). Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified from this definition to adjust for (i) the effect of straight-lining of property rentals for rent escalations and leasing fee income
(ii) the reversal of income taxes (benefit for the period ended September 30, 1999) which is considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs, and (iii) the exclusion of a reduction in interest expense in 2000 resulting from the amortization of the excess of fair value of Newkirk Joint Venture limited partnership's debt over its face amount at date of acquisition.

      Below are the cash flows provided by (used in) operating, investing and financing activities:

                                                For the Three Months Ended                For the Nine Months Ended
                                                      September 30,                             September 30,
                                                  2000                 1999               2000                 1999
                                            --------------       --------------       --------------     --------------
Operating activities.................       $       40,597       $       41,037       $      145,148     $      127,833
                                            ==============       ==============       ==============     ==============
Investing activities.................       $     (382,569)      $     (195,919)      $     (494,495)    $     (338,239)
                                            ==============       ==============       ==============     ==============
Financing activities.................       $      407,119       $      234,120       $      409,931     $      183,350
                                            ==============       ==============       ==============     ==============


      The Company is currently engaged in planning development and redevelopment projects in the Penn Plaza area in which it owns approximately 6,700,000 square feet of office, retail and hotel space. These projects include the redevelopment of the Hotel Pennsylvania, the redevelopment of retail space and the creation of new retail space at Two Penn Plaza, the development of retail space at the GreenPoint site adjacent to One Penn Plaza, and the redevelopment of two prime retail sites, one at the corner of 34th Street and Seventh Avenue and the other at the corner of 34th Street and Eighth Avenue. Three of these projects, which will take one to two years to complete, are expected to commence in the next twelve months: (i) the construction of approximately 40,000 square feet of retail space and the redevelopment of 48,000 square feet of existing retail space at Two Penn Plaza, (ii) the demolition of existing buildings at 34th Street and 7th Avenue and the construction of 40,000 square feet of retail space and 140,000 square feet of office space and (iii) the redevelopment of an existing building at the Green Point site adjacent to One Penn Plaza and construction of approximately 60,000 square feet of retail space. The estimated capital required for these projects is approximately $160,000.

      In addition, the construction of 435,000 square feet of new showrooms in High Point North Carolina has commenced. This project is estimated to cost $40,000 (approximately $4,000 has been expended through September 30, 2000) and is expected to be completed in Fall 2001.

      No cash requirements have been budgeted for the development or redevelopment projects of Alexander's or CESCR, which are partially-owned by the Company. These investees are expected to fund their own cash requirements.

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

      On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90 million. On such date, the Company received proceeds of $65 million and repaid the then existing debt in the same amount. The balance of the proceeds was received on April 18, 2000. The new 3-year debt matures on February 28, 2003 and bears interest at LIBOR + 1.45% (8.09% at September 30, 2000).

      On March 21, 2000, the Company renewed its $1 billion revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.54% at September 30, 2000). The Company paid origination fees of $6.7 million and pays a commitment fee quarterly, over the remaining term of the facility of .15% per annum on the facility amount.

      On August 11, 2000, the Company completed a $173,500 mortgage financing, cross-collateralized by its 770 Broadway and 595 Madison Avenue office buildings. The loan bears interest at LIBOR + .40% (7.04% at September 30, 2000) and matures on August 1, 2002. At September 30, 2000, the proceeds of the loan are in a restricted cash account, which bears interest at the same rate as the loan.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      At September 30, 2000 the Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt is as follows:

        (amounts in thousands except per share amounts)

                                                             Weighted      Effect of 1%
                                                              Average      Increase In
                                      Balance              Interest Rate    Base Rates
                                      -------              -------------   ------------
Wholly-owned debt:
       Variable rate...............  $1,448,173                7.93%       $    12,747(1)
       Fixed rate..................   1,055,416                7.61%                --
                                     ----------                            -----------
                                     $2,503,589                                 12,747
                                     ==========                            -----------

Partially-owned debt:
       Variable rate...............  $  191,418                8.27%             1,914

       Fixed rate..................   1,057,990                7.73%                --
                                     ----------                            -----------
                                     $1,249,408                                  1,914
                                     ==========                            -----------

Minority interest..................                                             (2,140)
                                                                           -----------

Total decrease in the
  Company's annual net income......                                        $    12,521
                                                                           ===========
     Per share-diluted.............                                        $       .14
                                                                           ===========

---------
(1) Excludes the effect of a $173,500 mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office buildings, as the proceeds are in a restricted mortgage escrow account which bears interest at the same rate as the loan.

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

 (b)    Reports on Form 8-K


      During the quarter ended September 30, 2000, Vornado Realty Trust filed no reports on Form 8-K.

                                   SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       VORNADO REALTY TRUST
                                     -------------------------------------------
                                                (Registrant)




Date:  November 2, 2000         By:       /s/  Irwin Goldberg
                                     -------------------------------------------
                                              IRWIN GOLDBERG
                                     Vice President, Chief Financial Officer

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
                    Assessments and Taxation of Maryland on October 14, 1997 - Incorporated by reference to
                    Exhibit 3.2 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May
                    2, 2000........................................................................................       *

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
                    Assessments and Taxation of Maryland on November 24, 1999 - Incorporated by reference to
                    Exhibit 3.4 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May
                    2, 2000........................................................................................       *

   3.5        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                    Assessments and Taxation of Maryland on April 20, 2000 - Incorporated by reference to Exhibit
                    3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000.       *

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

   3.10       --  Articles Supplementary Classifying Vornado's Series C Preferred Shares  - Incorporated by
                    reference to Exhibit 3.7 of Vornado's Registration Statement on Form 8-A (File No. 001-11954),
                    filed on May 19, 1999..........................................................................       *

-------
*    Incorporated by reference

EXHIBIT
  NO.
-------

  3.11       --  Articles Supplementary Classifying Vornado Realty Trust's Series D-2 Preferred Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland on
                   May 27, 1999  - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form
                   8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999............................        *

   3.12       --  Articles Supplementary Classifying Vornado's Series D-3 Preferred Shares, dated September 3,
                    1999, as filed with the State Department of Assessments and Taxation of Maryland on September
                    3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                    dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999........................       *

   3.13       --  Articles Supplementary Classifying Vornado's Series D-4 Preferred Shares, dated September 3,
                    1999, as filed with the State Department of Assessments and Taxation of Maryland on September
                    3, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K,
                    dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999........................       *

   3.14       --  Articles Supplementary Classifying Vornado's Series D-5 Preferred Shares - Incorporated by
                    reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 24, 1999
                    (File No. 001-11954), filed on December 23, 1999...............................................       *

   3.15       --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                    Series D-6 Preferred Shares, dated May 1, 2000, as filed with the State Department of
                    Assessments and Taxation of Maryland on May 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed May 19,
                    2000...........................................................................................       *

   3.16       --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                    Series D-7 Preferred Shares, dated May 25, 2000, as filed with the State Department of
                    Assessments and Taxation of Maryland on June 1, 2000 - Incorporated by reference to Exhibit
                    3.1 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954) filed on
                    June 16, 2000..................................................................................       *

   3.17       --  Amended and Restated Bylaws of Vornado, as amended on March 2, 2000 - Incorporated by reference to Exhibit 3.12 of Vornado's Annual Report on Form 10-K for the period ended December 31, 1999
                    (File No. 1-11954), filed on March 9, 2000.....................................................       *

   3.18       --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 - Incorporated by reference to Exhibit 3.4 of Vornado's Annual Report
                    on Form 10-K for the year ended December 31, 1997 filed on March 31, 1998 (the "1997 10-K")....       *

   3.19       --  Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty
                    L.P., dated as of December 16, 1997--Incorporated by reference to Exhibit 3.5 of the 1997 10-K.       *

   3.20       --  Second Amendment to Second Amendment and Restated Agreement of Limited Partnership of the
                    Operating Partnership of the Operating Partnership, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No.
                    333-50095), filed on April 14, 1998............................................................       *

   3.21       --  Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating
                    Partnership, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on
                    November 30, 1998..............................................................................       *

--------------

*    Incorporated by reference

EXHIBIT
  NO.
-------

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
                  Realty L.P., dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's
                  Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.......       *

   3.27       --  Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                  Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
                  Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.......       *

   3.28       --  Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                  Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
                  Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.......       *

   3.29       --  Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                  Realty L.P., dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 of
                  Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
                  October 25, 1999.................................................................................       *

   3.30       --  Tenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                  Realty L.P., dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 of
                  Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
                  October 25, 1999.................................................................................       *

   3.31       --  Eleventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                  Realty L.P., dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of
                  Vornado's Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on
                  December 23, 1999................................................................................       *


---------

*    Incorporated by reference

EXHIBIT
  NO.
-------

   3.32       --  Twelfth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's
                    Current Report of Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000......       *


   3.33       --  Thirteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's
                    Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000....       *

   4.1        --  Instruments defining the rights of security holders (see Exhibits 3.1 through 3.33 of this
                    Quarterly Report on Form 10-Q)

   4.2        --  Indenture dated as of November 24, 1993 between Vornado Finance Corp. and Bankers Trust Company, as Trustee - Incorporated by reference to Vornado's current Report on Form 8-K dated November
                    24, 1993 (File No. 001-11954), filed December 1, 1993..........................................       *

   4.3        --  Specimen certificate representing Vornado's Common Shares of Beneficial Interest, par value
                    $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration
                    Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995...........................       *

   4.4        --  Specimen certificate representing Vornado's $3.25 Series A Preferred Shares of Beneficial
                    Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on
                    April 8, 1997..................................................................................       *

   4.5        --  Specimen certificate evidencing Vornado's Series B 8.5% Cumulative Redeemable Preferred Shares
                    of Beneficial Interest - Incorporated by reference to Exhibit 4.2 of Vornado's Registration
                    Statement on Form 8-A (File No. 001-11954), filed on March 15, 1999............................       *

   4.6        --  Specimen certificate evidencing Vornado's 8.5% Series C Cumulative Redeemable Preferred Shares
                    of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on Form 8-A (File No.
                    001-11954), filed May 19, 1999.................................................................       *

  27          --  Financial Data Schedule


---------

*    Incorporated by reference