Form 10-K405
period 2000-12-31
VORNADO REALTY TRUST
filed 2001-03-01
CIK 899689

                                                       EXHIBIT INDEX ON PAGE 113

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:      DECEMBER 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:             1-11954

                                VORNADO REALTY TRUST
                (Exact name of Registrant as specified in its charter)

                  MARYLAND                                    22-1657560
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                     Identification Number)


   888 SEVENTH AVENUE, NEW YORK, NEW YORK                       10019
 (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number including area code:   (212) 894-7000

           Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class                    Name of Each Exchange on Which Registered
           -------------------                    -----------------------------------------
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust as reflected in the table in Item 12 of this Form 10-K, at February 1, 2001 was $2,460,912,000.

As of February 1, 2001, there were 86,809,450 common shares of the registrant's shares of beneficial interest outstanding.

                       Documents Incorporated by Reference

PART III: Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 30, 2001.

                                 TABLE OF CONTENTS

           ITEM                                                                PAGE
           ----                                                                ----
PART I.      1.  Business....................................................   3

             2.  Properties..................................................  12

             3.  Legal Proceedings...........................................  45

             4.  Submission of Matters to a Vote of Security Holders.........  45

                 Executive Officers of the Registrant........................  45

PART II.     5.  Market for the Registrant's Common Equity and Related
                 Stockholder Matters.........................................  46

             6.  Selected Consolidated Financial Data........................  47

             7.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................  49

           7A.   Quantitative and Qualitative Disclosures about Market Risk..  68

             8.  Financial Statements and Supplementary Data.................  69

             9.  Changes In and Disagreements With Independent Auditors on
                 Accounting and Financial Disclosure.........................  69

PART III.   10.  Directors and Executive Officers of the Registrant..........  (1)

            11.  Executive Compensation......................................  (1)

            12.  Security Ownership of Certain Beneficial Owners and           (1)
                 Management..................................................

            13.  Certain Relationships and Related Transactions..............  (1)

PART IV.    14.  Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K.................................................... 103

SIGNATURES.................................................................   104

------------

(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2000, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 45 of this Annual Report on Form 10-K.

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

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

    Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at February 1, 2001. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

    The Company currently owns directly or indirectly:

Office Properties ("Office"):

       (i) all or portions of 22 office properties in the New York City metropolitan area (primarily Manhattan) aggregating approximately 14.4 million square feet;

       (ii) a 34% limited partnership interest in Charles E. Smith Commercial Realty L.P. ("CESCR"), a limited partnership which owns and manages approximately 12.5 million square feet of office properties in Northern Virginia and Washington, D.C., and manages an additional 5.8 million square feet of office and other commercial properties in the Washington, D.C. area;

Retail Properties ("Retail"):

       (iii) 55 shopping center properties in six states and Puerto Rico aggregating approximately 11.3 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

Merchandise Mart Properties:

       (iv) the Merchandise Mart Properties portfolio containing approximately
   8.1 million square feet, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

       (v) a 60% interest in partnerships that own 88 warehouse facilities nationwide with an aggregate of approximately 438.9 million cubic feet of refrigerated space leased to AmeriCold Logistics;

Other Real Estate Investments:

       (vi) 33.1% of the outstanding common stock of Alexander's, Inc. ("Alexander's");

       (vii) the Hotel Pennsylvania in New York City consisting of a hotel portion containing 800,000 square feet with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space;

       (viii) a 30% interest in the Newkirk joint ventures which own various equity and debt interests relating to 120 limited partnerships which own real estate, primarily office and retail, net leased to credit rated tenants;

       (ix) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

       (x) other real estate investments.

OBJECTIVES AND STRATEGY

    The Company's business objective is to maximize shareholder value. The Company intends to achieve its business objective by continuing to pursue its investment philosophy and executing its operating strategies through:

       - Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;

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

       - Developing/redeveloping the Company's existing properties to increase returns and maximize value; and

       - On occasion, providing specialty financing to real estate companies.

    The Company expects to finance its growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

ACQUISITIONS AND INVESTMENTS

    Since January 1, 2000, the Company completed approximately $404.1 million of real estate acquisitions and investments. The following table lists the acquisitions and investments by business segment (excluding the acquisitions of the Temperature Controlled Logistics segment and CESCR which are described in
Item 2: Properties):

                                                                                        TOTAL
                                                                                     CONSIDERATION
                                                                                         (IN
                                                     LOCATION                          MILLIONS)
                                               --------------------------------       ---------
  OFFICE:
  7 West 34th Street ........................  New York City                          $  128.0

  RETAIL:
  Vornado-Ceruzzi Joint Venture
     (80% interest) .........................  Northeast and Mid-Atlantic states          21.9

  MERCHANDISE MART:
  33 North Dearborn Street ..................  Chicago                                    35.0
  L.A. Mart .................................  Los Angeles                                54.0

  OTHER REAL ESTATE INVESTMENTS:
  Investments in Partially-Owned Entities:
    Newkirk Joint Ventures - additional
       investments...........................  Various                                    10.5
    Alexander's Inc. - increase in
       investment from 32% to 33.1%..........  New York City                               3.4
    Student Housing Joint Ventures
     (90% interest) .........................  Florida                                    24.3

  Investments in Notes and Mortgages
    Receivable:
    Loan to NorthStar Partnership L.P. ......                                             65.0
    Loan to Primestone Investment
      Partners, L.P.........................                                              62.0
                                                                                      --------


         Total Acquisitions and Investments..                                         $  404.1
                                                                                      ========

OFFICE:

  7 West 34th Street

    On November 1, 2000 the Company acquired 7 West 34th Street, a 479,000 square foot Manhattan office building, for $128,000,000.

RETAIL:

  Vornado-Ceruzzi Joint Ventures

      In the first quarter of 2000, the Company and its joint venture partner acquired 2 fee interests containing 210,000 square feet and 6 leasehold interests containing 567,000 square feet in properties located in Pennsylvania, Virginia, Maryland and Ohio formerly occupied by Hechinger, Inc., a home improvement retailer which was liquidated. The purchase price was $27,425,000, of which the Company's share was 80%.

MERCHANDISE MART:

  33 North Dearborn Street

    On September 21, 2000 the Company acquired 33 North Dearborn Street, a 321,000 square foot office building in Chicago for $35,000,000 of which $19,000,000 was indebtedness.

  L.A. Mart

    On October 2, 2000, the Company acquired the 724,000 square foot L.A. Mart in Los Angeles and its 9.3 acre site for $54,000,000, of which $10,000,000 was indebtedness.

OTHER REAL ESTATE INVESTMENTS:

  Student Housing Joint Venture

    On January 28, 2000, the Company and its joint venture partner, acquired a 252-unit student housing complex in Gainesville, Florida, for $27,000,000, of which $19,600,000 was indebtedness. The Company's share of this investment is 90%.

  Alexander's

    On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for $2,740,000. On April 11, 2000, the Company acquired an additional 10,400 shares of Alexander's common stock for $674,000, thereby increasing its ownership interest to 33.1%.

  Newkirk Joint Ventures

    During 2000, the Company completed acquisitions of additional equity investments in certain limited partnerships for $10,526,000, including $1,334,000 in cash and $9,192,000 in Operating Partnership units.

  Loan to NorthStar Partnership L.P.

    On September 19, 2000, the Company acquired $75,000,000 of subordinated unsecured debt of NorthStar Partnership L.P. ("NorthStar"), a private real estate company, for $65,000,000. The loan bears interest at 11.5% per annum, requires quarterly principal payments of $2,500,000 and matures in May 2002. The effective yield on the loan is approximately 22% including the amortization of the discount. During the third quarter of 2000, NorthStar filed suit against the Company seeking to enjoin Vornado from taking any action with respect to the debt, to rescind the Company's acquisition of the debt and for damages. In the opinion of management, after consultation with legal counsel, NorthStar's suit is without merit and the Company intends to vigorously defend against it. On January 19, 2001, the Company agreed to withdraw its motion to dismiss NorthStar's complaint without prejudice and NorthStar agreed to take no action in the proceeding until after providing written notice that NorthStar wishes to recommence proceedings in the action. If NorthStar does not give such notice by April 2, 2001, its complaint will be dismissed without prejudice.

  Loan to Primestone Investment Partners, L.P.

    On September 28, 2000, the Company made a $62,000,000 subordinated loan to Primestone Investment Partners, L.P. secured by partnership units in Prime Group Realty LP, the operating partnership of Prime Group Realty Trust (NYSE:PGE). The Company has received a 1% upfront fee and will be entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The debt bears interest at 16% per annum and matures on October 26, 2001 with an eleven month extension option. The effective yield on the loan is approximately 20% including the fees.

  World Trade Center

    On February 22, 2001, the Company entered into a 20-day exclusive negotiation period with the Port Authority of NY & NJ to complete the contract and associated documents for the net lease of the 11 million square foot World Trade Center complex in New York. The 99-year net lease of the World Trade Center has been valued by the Port Authority's advisors at approximately $3.25 billion. The Board of the Commissioners of the Port Authority has instructed their staff and advisors to present the final contract for approval at a special Port Authority Board meeting scheduled for March 14, 2001. In connection therewith, the Company has provided the Port Authority with a $100 million refundable and non-drawable letter of credit.

DISPOSITIONS

    The Company sold (i) its three shopping centers located in Texas on March 2, 2000 for $25,750,000, resulting in a gain of $2,560,000, and (ii) its Westport, Connecticut office property on August 30, 2000 for $24,000,000, resulting in a gain of $8,405,000. In addition, the Company entered into an agreement on February 1, 2001 to sell its 50% interest in 570 Lexington Avenue, a New York City office property, for approximately $60,000,000, which will result in a gain of approximately $9,000,000. The sale is expected to be completed in the third quarter of 2001 subject to customary closing conditions.

DEVELOPMENT AND REDEVELOPMENT PROJECTS

    The following table sets forth certain information for development/redevelopment projects:


($ in millions)                                                  The Company's Share of
                                            -----------------------------------------------------------------
                                                                           Costs Expended
                                                                     ---------------------------
                                                                                  From Inception
                                                        Estimated     Year Ended      through       Estimated
                                          Completion     Project     December 31,  December 31,     Costs to
Projects                                     Date          Cost         2000           2000         Complete
-----------                               ----------    ---------    ------------ --------------    ---------
COMPLETED IN 2000:
Office:
  770 Broadway -
   refurbishment of
   1,050,000 square foot
   office property............                           $  36.0     $   13.4       $   36.0
Merchandise Mart:
  Market Square Complex -
   335,000 square foot
   expansion project..........                              23.0          7.8           23.0
                                                         -------     --------       --------
                                                         $  59.0     $   21.2       $   59.0
                                                         =======     ========       ========
IN PROCESS:
Office:
  Penn Plaza Area:
  2 Penn Plaza -
   construction of 42,000
   square feet of retail
   space and the
   redevelopment of 45,000
   square feet of existing
   retail space...............           Fall 2002       $  50.8     $    3.4       $    3.4       $  47.4
  435 Seventh Avenue -
   demolition of existing
   buildings and the
   construction of 37,000
   square feet of retail
   space and 176,000 square                Summer
   feet of office space.......               2002           78.6           .5             .5          78.1
  GreenPoint site adjacent
   to One Penn Plaza -
   redevelopment of 41,000
   square feet of retail                    Spring
   space......................                2002          12.1           .7             .7          11.4
Merchandise Mart:
  Market Square on Main
   Street, High Point -
   construction of 465,000
   square feet of showrooms...              Fall 2001       38.7          9.9            9.9          28.8
Other:
  Park Laurel (80% interest) -
   construction and sale of 119,000
   square foot residential condominium
   tower in Manhattan (as of March 1,
   2001, 52 of the 53 units have been
   presold for an aggregate                Summer
   of $135.6).................               2001           106.9         47.9           70.8          36.1
  Fort Lee, New Jersey (75%
   interest) - construction
   of an 800,000 square foot
   high rise rental                         Summer
   apartment complex..........                2002          100.3         25.5           43.3          57.0
                                                         -------     --------       --------       -------
                                                         $ 387.4     $   87.9       $  128.6       $ 258.8
                                                         =======     ========       ========       =======

    The above table does not include the capital requirements of Alexander's, Temperature Controlled Logistics and CESCR which are described in Item II:
Properties.

    In addition to the projects noted above, the Company has identified the following opportunities for future development or redevelopment: (i) the redevelopment of the former Bradlees retail site at 14th Street and Union Square to include a combination of office and retail space, (ii) the refurbishment of the Hotel Pennsylvania to include the redevelopment of existing retail space,
(iii) the construction of an office tower in excess of 1,000,000 square feet at 20 Times Square (70% interest), (iv) the redevelopment of office space at 640 Fifth Avenue, and (v) the redevelopment of retail space at 34th Street and Eighth Avenue.

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

  Revolving Credit Agreement

    Vornado Operating was granted a $75,000,000 unsecured revolving credit facility from the Company (the "Revolving Credit Agreement") which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 2000, $19,782,000 was outstanding under the Revolving Credit Agreement.

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

    Under the Agreement, the Company provides Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. Pursuant to the Agreement, compensation for such services was approximately $330,000 for the years ended December 31, 2000 and 1999.

    Vornado Operating and the Company each have the right to terminate the Agreement if the other party is in material default of the Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, the Company has the right to terminate the Agreement upon a change in control of Vornado Operating.

  Vornado Operating's Management

    Messrs. Roth, Fascitelli, West and Wight are directors of Vornado Operating. Mr. Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Mr. Fascitelli is also President of Vornado Operating, and certain other members of the Company's senior management hold corresponding positions with Vornado Operating.

  Temperature Controlled Logistics Business

    On March 11, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of Temperature Controlled Logistics encompassing the operations of the temperature controlled business for approximately $48,700,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. ("AmeriCold Logistics"). AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Vornado/Crescent Partnerships ("the Landlord") which continue to own the real estate. The leases, as amended, generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. AmeriCold is also required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000,000 annually. AmeriCold Logistics has the right to defer a portion of the rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

    Total contractual rent was $160,494,000 and $130,213,000 ($164,464,000 and
$133,100,000 including the effect of the straight-lining of rents) for the year ended December 31, 2000 and the period from March 11, 1999 to December 31, 1999. As at December 31, 2000, the balance of the tenant's deferred rent was $22,444,000(1) ($17,044,000(1) in 2000 and $5,400,000 in the fourth quarter of
1999) of which the Company's share was $13,466,000. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $9,780,000 of income in the year ended December 31, 2000.

    On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to, among other things, (i) reduce 2001's contractual rent to $146,000,000 (the same amount recognized as rental income in 2000's Funds from Operations), (ii) reduce 2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

FINANCING ACTIVITIES

    During 2000, the Company sold an aggregate of $210,000,000 of Cumulative Redeemable Preferred Units resulting in net proceeds of approximately $204,750,000.

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

    On March 21, 2000, the Company renewed its $1,000,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.66% at December 31, 2000). The Company paid origination fees of $6,700,000 and pays a commitment fee quarterly of .20% per annum on the facility amount. As of December 31, 2000, $425 million was outstanding under the revolver.

    In addition, the Company completed property level refinancings of $90,000,000 in 2000 and $105,000,000 in 2001.

    Further detail of the Company's financing activities are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this document.

    At December 31, 2000, the ratio of debt-to-enterprise value (market equity value plus debt less cash) was 43% based on debt of $3.8 billion which included the Company's proportionate share of debt of partially-owned entities. In the future, in connection with its strategy for growth, this percentage may change. The Company's policy concerning the incurrence of debt may be reviewed and modified from time to time by the Company without the vote of shareholders.

    The Company may seek to obtain funds through equity offerings, debt financings or asset sales, although there is no express policy with respect thereto. The Company may offer its shares or Operating Partnership units in exchange for property and may repurchase or otherwise re-acquire its shares or any other securities in the future.


------------

(1) An additional $1,956,000 applicable to the receivable arising from the straight-lining of rents was also deferred in the year ended December 31, 2000.

EBITDA BY SEGMENT AND REGION

    The following table sets forth the percentage of the Company's EBITDA(1) by segment and region for the years ended December 31, 2000, 1999, and 1998.

                                              PERCENTAGE OF EBITDA
                                            ------------------------
                                            Years Ended December 31,
                                            ------------------------
   SEGMENT                                  2000      1999      1998
                                            ----      ----      ----
      Office...........................      45%        42%      37%
      Retail...........................      16%        19%      26%
      Merchandise Mart Properties......      12%        12%       9%
      Temperature Controlled Logistics.      13%        16%      20%
      Other............................      14%        11%       8%
                                            ---        ---       --
                                            100%       100%      100%
                                            ===        ===       ===
   REGION
      New York City metropolitan area..      50%        48%      54%
      Washington D.C./Northeast Virginia     12%        12%       7%
      Chicago..........................       9%         8%       6%
      Philadelphia metropolitan area...       3%         4%       5%
      Puerto Rico......................       2%         2%       2%
      Other (2)........................      24%        26%      26%
                                            ---        ---       --
                                            100%       100%      100%
                                            ===        ===       ===

      ------------------

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

       (2) Other includes the Temperature Controlled Logistics segment which has facilities in 33 states and Alberta, Canada. See page 36 for details.

RELATIONSHIP WITH ALEXANDER'S

      The Company owns 33.1% of the outstanding shares of common stock of Alexander's. See "Interstate Properties" below for a description of Interstate's ownership of the Company and Alexander's.

      Alexander's has seven properties (see Item 2. Properties--Alexander's).

      At December 31, 2000, the Company has loans receivable from Alexander's of $115,000,000, including $20,000,000 drawn under the $50,000,000 line of credit the Company granted to Alexander's on August 1, 2000. The terms of the line of credit are the same as Alexander's original $95,000,000 loan from the Company, including the interest rate of 15.72%. The maturity date of the original $95,000,000 loan has been extended to March 15, 2002, which is also the maturity date of the new line of credit. The interest rate on the loan and line of credit will reset on March 15, 2001, using the same spread to treasuries as presently exists.

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

INTERSTATE PROPERTIES

      As of December 31, 2000, Interstate Properties and its partners owned approximately 17.7% of the common shares of beneficial interest of the Company, 27.5% of Alexander's common stock and beneficial ownership of 17.7% of Vornado Operating. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of both Alexander's and Vornado Operating. Mr. Wight is a trustee of the Company and is also a director of both Alexander's and Vornado Operating. Mr. Mandelbaum is a trustee of the Company and is also a director of Alexander's.

COMPETITION

      The Company's four business segments, Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics, operate in highly competitive environments. The Company's success depends upon, among other factors, the trends of the national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, income tax laws, governmental regulations, legislation and population trends. The Company competes with a large number of real estate property owners and developers. Principal factors of competition are rent charged, attractiveness of property and the quality and breadth of services provided. The Company has a large concentration of properties in the New York City metropolitan area, a highly competitive market. The economic condition of this market may be significantly influenced by supply and demand for space and the financial performance and productivity of the publishing, retail, pharmaceutical, insurance and finance industries.

ENVIRONMENTAL REGULATIONS

      The Company's properties are subject to a variety of environmental laws and regulations in each of the jurisdictions in which it operates governing, among other things, soil and groundwater contamination, the use, handling and disposal of hazardous substances, air emissions, wastewater discharges, and employee health and safety. Under various Federal and state laws and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. Such laws can impose liability without regard to whether the owner or operator knew of, or caused, the release of such substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. Other Federal, state and local laws and regulations require abatement or removal of asbestos-containing materials that are damaged, decayed or distributed by demolition, or renovation or remodeling. The laws also govern emissions of and exposure to asbestos fibers in the air. Air emissions and waste-water discharges and the operation and subsequent removal of underground storage tanks are also regulated by Federal and state laws. In connection with the ownership, operation and management of its properties, the Company could be held liable for the costs of remedial action with respect to such regulated substances and tanks and related claims for personal injury, property damage or fines.

      Each of the Company's properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental condition. However, there can be no assurance that the identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup or compliance requirements would not result in significant costs to the Company.

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

EMPLOYEES

      The Company has approximately 1,300 employees consisting of 90 in the Office Properties segment, 37 in the Retail Properties segment, 520 in the Merchandise Mart Properties segment, 505 at the Hotel Pennsylvania and 148 corporate staff. This does not include employees of partially-owned entities.

SEGMENT DATA

      The Company operates in four business segments: Office Properties, Retail Properties, Merchandise Mart Properties and Temperature Controlled Logistics. The Company engages in no foreign operations other than one temperature controlled warehouse in Canada.

      The Company's principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894-7000.

ITEM 2.  PROPERTIES

      The Company currently owns, directly or indirectly, Office properties, Retail properties, Merchandise Mart properties and Temperature Controlled Logistics refrigerated warehouses. The Company also owns or has investments in Alexander's, Hotel Pennsylvania, Newkirk Joint Ventures, and dry warehouses and industrial buildings.

OFFICE

The office properties currently consist of (i) all or a portion of 22 office buildings in the New York City metropolitan area (primarily Manhattan) aggregating approximately 14.4 million square feet (collectively, the "New York City Office Properties") and (ii) a 34% interest in Charles E. Smith Commercial Realty, L.P. which owns interests in and manages approximately 12.5 million square feet of office properties in Northern Virginia and Washington, D.C. (the "CESCR Office Properties").

      The following data on pages 13 to 18 covers the New York City Office Properties. The CESCR Office Properties are described on pages 19 to 22.

New York City Office Properties:

      The New York City Office Properties contain: (i) 13,215,000 square feet of office space, (ii) 844,000 square feet of retail space and (iii) 336,000 square feet of garage space (5 garages).

      The following table sets forth the percentage of the New York City Office Properties revenue by tenants' industry:


Industry                                                         Percentage
                                                                 ----------
Publishing...................................................        11%
Retail.......................................................        10%
Legal........................................................         7%
Media and Entertainment......................................         7%
Finance......................................................         6%
Technology...................................................         6%
Insurance....................................................         5%
Government...................................................         5%
Pharmaceuticals..............................................         5%
Apparel......................................................         4%
Service Contractors..........................................         4%
Engineering..................................................         3%
Advertising..................................................         3%
Bank Branches................................................         3%
Other........................................................        21%

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

      The Company's new PowerSpace flexible shared office space business was launched in September 2000. Offices range in size from 80 to 1,200 square feet. Lease terms range from one month to a year. The PowerSpace product line includes individual offices, group rooms and multi-room suites. Operations commenced in November 2000 at 330 Madison Avenue, with 75,000 square feet. Operations are expected to commence at 770 Broadway and 909 Third Avenue in the first half of 2001. Agreements provide for base rent and billings for ancillary services, such as telephones, internet access, conference room access and other office equipment and supplies.

      No tenant in the office segment accounted for more than 10% of the Company's total revenue. Below is a listing of tenants which accounted for 2% or more of the New York City Office Properties revenues in 2000:

(in thousands, except percentages)

                                           Square Feet      2000
      Tenant                                 Leased       Revenues   Percentage
      ------                               -----------    --------   ----------
      Sterling Winthrop Inc............        429        $ 18,101       4%
      Times Mirror Company.............        520          16,208       3%
      The McGraw Hill
          Companies Inc................        498          15,764       3%
      CitiBank, N.A....................        150           9,791       2%

      The following table sets forth lease expirations for the New York Office property leases for each of the next 10 years, as of December 31, 2000, assuming that none of the tenants exercise their renewal options.


                                                                                                             Annual Escalated
                                                                                   Percentage of         Rent of Expiring Leases
                                               Number of          Square Feet of   Total Leased        -----------------------------
Year                                        Expiring Leases      Expiring Leases   Square Feet            Total      Per Square Foot
----                                        ---------------      ---------------   -------------       -----------   ---------------
2001....................................           215                818,000           5.9%           $28,052,000        $34.29
2002....................................           144                645,000           4.7%            20,623,000         31.98
2003....................................           144              1,185,000(1)        8.5%            26,439,000         22.32
2004....................................           141                987,000           7.1%            35,667,000         36.15
2005....................................           115                622,000           4.5%            22,459,000         36.12
2006....................................           111              1,151,000           8.3%            31,172,000         27.09
2007....................................            85                818,000           5.9%            28,164,000         34.42
2008....................................            96              1,162,000           8.4%            36,636,000         31.53
2009....................................            63                618,000           4.5%            21,587,000         34.95
2010....................................            96              1,529,000          11.0%            52,748,000         34.50

(1) Includes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office. The annual escalated rent is $3,216,000 or $6.53 per square foot. The U.S. Post Office has 7 five-year renewal options remaining.

      As of February 1, 2001, the occupancy rate of the Company's New York City Office properties was 96%. The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the New York City Office properties at the end of each of the past three years.

                                                                 Average Annual
         As of                Rentable                           Escalated Rent
      December 31,           Square Feet      Occupancy Rate     Per Square Foot
-----------------------      -----------      --------------     ---------------
2000..................       14,396,000            96%              $  32.18
1999..................       14,028,000            95%              $  30.16
1998..................       12,437,000            91%              $  28.14

      In 2000, 1,533,268 square feet of New York City office space was leased at a weighted average initial rent per square foot of $46.38. The Company's ownership interest in the leased square footage is 1,407,333 square feet at a weighted average initial rent per square foot of $45.91, a 50.3% increase over the weighted average escalated rent per square foot of $30.54 for the expiring leases. Following is the detail by building:

                                                       2000 Leases
                                              --------------------------------
                                                               Average Initial
                                                               Rent Per Square
Location                                      Square Feet           Foot(1)
--------                                      -----------      ---------------
   909 Third Avenue....................         262,646            $  53.49

   One Penn Plaza......................         246,066               46.09

   Eleven Penn Plaza...................         173,607               36.27

   Two Penn Plaza......................         115,879               50.91

   330 West 34th Street................         109,072               34.23

   150 East 58th Street................         103,987               40.43

   Two Park Avenue.....................          82,720               43.42

   330 Madison Avenue (25%)............          69,673               51.71

   866 UN Plaza........................          66,304               46.04

   595 Madison Avenue..................          57,935               66.13

   570 Lexington Avenue (50%)..........          56,623               57.78

   888 Seventh Avenue..................          52,819               61.19

   20 Broad Street (60%)...............          42,643               31.42

   1740 Broadway.......................          41,845               44.80

   90 Park Avenue......................          17,793               52.00

   550/600 Mamaroneck..................          17,538               23.25

   40 Fulton Street....................          13,340               27.54

   770 Broadway........................           2,778               35.00
                                              ---------
   Total...............................       1,533,268               46.38
                                              =========

   Vornado's Ownership interest........       1,407,333               45.91
                                              =========

(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

      In addition to the office space noted above, the Company leased 37,000 square feet of retail space, primarily below grade, at $48.64 per square foot.

      During 1999 and 2000, the Company granted non-exclusive rights to six companies to install fiber-optic networks and to provide broadband data, video and voice communications services in its office buildings in return for a share of revenues and warrants to purchase common stock. The Company has invested approximately $23.2 million in these entities, representing interests in each entity of less than 3%.

New York City Office Properties

      The following table sets forth certain information for the New York City Office Properties owned by the Company as of December 31, 2000.

                                                                                           ANNUALIZED  ANNUALIZED
                                     YEAR                      APPROXIMATE                 BASE RENT   ESCALATED
                                  ORIGINALLY       LAND          LEASABLE        NUMBER       PER         RENT
                                   DEVELOPED       AREA      BUILDING SQUARE       OF      SQ. FT.     PER SQ. FT.  PERCENT
           LOCATION               OR ACQUIRED    (SQ. FT.)         FEET         TENANTS       (1)         (2)       LEASED (1)
           --------               -----------    ---------         ----         -------       ---         ---       ----------
MANHATTAN
    One Penn Plaza (3)               1998            128,000     2,474,000           222    $  30.43     $  31.37       98%












    Two Penn Plaza                   1997            117,000     1,498,000            52       29.16        29.94       98%







    909 Third Avenue (3)             1999             82,000     1,312,000            22       26.39        28.36       95%









    770 Broadway                     1998             63,000     1,050,000            11       28.52        29.33       99%






                                                                      LEASE
                                          PRINCIPAL TENANTS        EXPIRATION/
                                      (50,000 SQUARE FEET OR       OPTION        ENCUMBRANCES
           LOCATION                             MORE)              EXPIRATION    (THOUSANDS)
           --------                             -----              ----------    -----------
MANHATTAN
    One Penn Plaza (3)               Buck Consultants                 2008        $  275,000
                                     Cisco Systems                  2005/2011
                                     First Albany                   2008/2013
                                     General Motor Acceptance       2004/2009
                                     Corp.
                                     Kmart Corporation              2016/2036
                                     Metropolitan Life              2002-2004
                                     Miller Freeman Inc.            2011/2021
                                     MWB Leasing                      2006
                                     Parsons Brinkerhoff            2008/2013
                                     Public Service Commission        2004
                                     Stone & Webster                  2008

    Two Penn Plaza                   Compaq Computer                  2003           160,518
                                     Forest Electric                2006/2011
                                     Information Builders, Inc.     2013/2023
                                     Madison Square Garden          2007/2017
                                     McGraw Hill Co., Inc.          2020/2030
                                     Ogden Services                   2008
                                     US Healthcare Service            2006

    909 Third Avenue (3)             Bear Stearns                     2011           107,879
                                     Citibank                         2008
                                     Fischbein Badillo                2008
                                     Forest Laboratories            2010/2020
                                     IDG Books                        2010
                                     Ogilvy Public Relations        2009/2014
                                     Shearman & Sterling            2007/2012
                                     U.S. Post Office (4)           2003/2033


    770 Broadway                     J. Crew                        2012/2017         94,073
                                     Kmart                          2016/2036
                                     MTVN Online                    2010/2015
                                     V.N.U. U.S.A, Inc              2015/2020

                                                                                           ANNUALIZED  ANNUALIZED
                                     YEAR                      APPROXIMATE                 BASE RENT   ESCALATED
                                  ORIGINALLY       LAND          LEASABLE        NUMBER       PER         RENT
                                   DEVELOPED       AREA      BUILDING SQUARE       OF      SQ. FT.     PER SQ. FT.  PERCENT
           LOCATION               OR ACQUIRED    (SQ. FT.)         FEET         TENANTS       (1)         (2)       LEASED (1)
           --------               -----------    ---------         ----         -------       ---         ---       ----------
    Eleven Penn Plaza                1997             56,000       981,000            73       27.98        30.46       93%






    Two Park Avenue                  1997             44,000       953,000            43       27.12        27.59       99%





    90 Park Avenue                   1997             38,000       882,000            27       33.75        38.95      100%



    888 Seventh Avenue (3)           1999             32,000       865,000(5)         50       31.47        33.69       94%





    330 West 34th Street (3)         1998             46,000       630,000            11       14.62        18.81      100%





    1740 Broadway                    1997             30,000       556,000            15       34.60        35.98       92%



    150 East 58th Street             1998             21,000       548,000           124       35.47        37.28       95%

    7 West 34th Street               2000             35,000       479,000             4       27.23        32.48      100%


    866 United Nations Plaza         1997             90,000       388,000            80       32.69        33.92       90%

    595 Madison (Fuller              1999             13,000       294,000            79       58.81        64.49       89%
    Building)



                                                                           LEASE
                                          PRINCIPAL TENANTS             EXPIRATION/
                                      (50,000 SQUARE FEET OR            OPTION             ENCUMBRANCES
           LOCATION                             MORE)                   EXPIRATION         (THOUSANDS)
           --------                             -----                   ----------         -----------
    Eleven Penn Plaza                   Crowthers McCall                      2010                 52,289
                                        EMC Corp.                             2008
                                        Executive Office Network              2012
                                        Faulkner & Gray                     2006/2011
                                        Federated Dept Stores                 2015
                                        General Media                         2009

    Two Park Avenue                     Herrick Feinstein                   2010/2015              90,000
                                        Medical Liability Mutual Ins          2009
                                        Schiefflin & Somerset               2006/2010
                                        Times Mirror Company                2010/2025
                                        United Way                          2013/2018

    90 Park Avenue                      HQ Global Workplace                   2008                     --
                                        Sterling Winthrop Inc.              2015/2035
                                        Warnaco                               2004

    888 Seventh Avenue (3)              Golden Books                          2013                 55,000
                                        New Line Realty                       2007
                                        Soros Fund                          2004/2010
                                        Stanley H. Kaplan                   2006/2011
                                        The Limited                           2014

    330 West 34th Street (3)            City of New York                    2012/2017                  --
                                        Live Person Inc.                      2010
                                        NBC Internet                          2012
                                        Props for Today                     2006/2016


    1740 Broadway                       Davis & Gilbert                       2013                     --
                                        Mutual Life Insurance               2016/2026
                                        William Douglas McAdams               2007

    150 East 58th Street                --                                                             --

    7 West 34th Street                  Capital Cities Media                  2006                     --
                                        Health Insurance Plan of NY           2011

    866 United Nations Plaza            Fross & Zelnick                       2009                 33,000

    595 Madison (Fuller                 --                                                         79,427
    Building)

                                                                                               ANNUALIZED    ANNUALIZED
                                     YEAR                        APPROXIMATE                   BASE RENT     ESCALATED
                                  ORIGINALLY       LAND            LEASABLE        NUMBER         PER           RENT
                                   DEVELOPED       AREA        BUILDING SQUARE       OF        SQ. FT.       PER SQ. FT.  PERCENT
           LOCATION               OR ACQUIRED    (SQ. FT.)           FEET         TENANTS         (1)           (2)       LEASED (1)
           --------               -----------    ---------           ----         -------         ---           ---       ----------
    640 Fifth Avenue                 1997             22,000         259,000            12         58.89          61.78       83%


    40 Fulton Street                 1998             18,000         233,000            29         28.51          29.14      100%

    689 Fifth Avenue                 1998              6,000          88,000             7         57.24          58.94       65%

    330 Madison Avenue               1997             33,000         774,000            47         37.35          39.82       99%
    (25% Ownership)


    20 Broad Street (3)              1998             20,000         461,000            19         28.17          29.18       95%
    (60% Ownership)


    825 Seventh Avenue               1996             18,000         165,000             3         27.12          28.97      100%
    (50% Ownership)


WESTCHESTER
    550/600 Mamaroneck Avenue        1998            666,000         235,000            46         20.68          20.70       97%
    (3)


NEW JERSEY
    Paramus (3)                      1987            148,000         118,000(5)         26         17.76          17.76       99%

TOTAL OFFICE BUILDINGS                             1,726,000      15,243,000         1,002      $  30.29       $  32.18       96%
                                                 ===========     ===========      ========      ========

VORNADO'S OWNERSHIP INTEREST                       1,684,000      14,396,000                                                  96%
                                                 ===========     ===========

PROPERTY UNDER CONTRACT FOR SALE
    570 Lexington Avenue
      (49.9% ownership)              1997             16,000         425,000            55      $  35.73       $  37.10       99%




                                                                       LEASE
                                         PRINCIPAL TENANTS          EXPIRATION/
                                     (50,000 SQUARE FEET OR         OPTION          ENCUMBRANCES
           LOCATION                            MORE)                EXPIRATION      (THOUSANDS)
           --------                            -----                ----------      -----------
    640 Fifth Avenue                BSMG Worldwide                   2008/2013               --
                                    Hennes & Mauritz                   2014

    40 Fulton Street                --                                  --                   --

    689 Fifth Avenue                --                                  --                   --

    330 Madison Avenue              Bank Julius Baer                   2005              60,000
    (25% Ownership)                 BDO Seidman                      2010/2015
                                    PowerSpace & Services              2016

    20 Broad Street (3)             N.Y. Stock Exchange            2003-2010/2066            --
    (60% Ownership)


    825 Seventh Avenue              Young & Rubicom                  2010/2015           23,768
    (50% Ownership)


WESTCHESTER
    550/600 Mamaroneck Avenue       --                                  --                   --
    (3)


NEW JERSEY
    Paramus (3)                     --                                  --                   --

TOTAL OFFICE BUILDINGS                                                               $1,030,954
                                                                                     ==========

VORNADO'S OWNERSHIP INTEREST                                                         $  974,070
                                                                                     ==========

PROPERTY UNDER CONTRACT FOR SALE
    570 Lexington Avenue
      (49.9% ownership)             --                                  --                   --



(1) Represents annualized monthly base rent for tenants excluding rent for leases which had not commenced as of December 31, 2000, which are included in percent leased.

(2) Represents annualized monthly escalated rent for tenants including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

(3)   100% ground leased property.

(4) The U.S. Post Office leases approximately 492,000 square feet at this location at annualized escalated rent per square foot of $6.53.

(5) The Company occupies 34,000 square feet in 888 Seventh Avenue for its principal Executive offices and New York City Office operations and 47,000 square feet in Paramus for its accounting and administrative departments and Retail real estate operations.

CESCR Office Properties:

      CESCR owns 50 office buildings in the Northern Virginia and Washington D.C. area containing 12.5 million square feet. The Company owns a 34% interest in CESCR. As of December 31, 2000, 42.5 percent of CESCR's property portfolio was leased to various agencies of the U.S. government (General Services Administration "GSA" lessee); the largest U.S. government agencies include the U.S. Patent Trade Office (1.93 million square feet in 17 buildings), the U.S. Social Security Administration (283,000 square feet in one building) and the U.S. Navy Sea Systems Command (271,000 square feet in 7 buildings). One additional tenant, US Airways, Inc. occupied 317,000 square feet in one building. As of December 31, 2000, no other tenants occupied more than 2% of CESCR's office properties.

      During 2000, CESCR acquired 5 properties containing 1,838,000 square feet in 11 buildings for a total cost of $367 million. In addition, CESCR is constructing a 398,000 square foot office building in its existing Skyline Place Complex for the GSA at an estimated cost of $68,000,000 of which $42,000,000 has been expended as of December 31, 2000.

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

      The following table sets forth the percentage of CESCR's office property revenues by tenants' industry:

                                        Industry                         Percentage
                                        --------                         ----------
                      Government                                                43%
                      Government Consultants                                    29%
                      Communication                                              4%
                      Transportation                                             4%
                      Retail                                                     3%
                      Legal                                                      3%
                      Technology                                                 2%
                      Real Estate                                                2%
                      Accounting & Auditing Services                             2%
                      Trade Associations                                         1%
                      Printing/Publishing                                        1%
                      Health Services                                            1%
                      Other                                                      5%


      Below is a listing of tenants which accounted for 2% or more of the CESCR Office properties revenues:


                                                       Square Feet           2000
                         Tenant                          Leased            Revenues            Percentage
                         ------                          ------            --------            ----------
              U.S. Patent Trade Office                    1,933          $  50,733,000           15.8%
              US Airways, Inc.                              317          $  10,410,000            3.2%
              U.S. Navy Sea Systems Command                 271          $   7,493,000            2.3%
              U.S. Social Security Administration           283          $   6,671,000            2.1%

      The following table sets forth as of December 31, 2000 CESCR lease expirations for each of the next 10 years, assuming that none of the tenants exercise their renewal options.

                                                                                                  Annual Escalated
                                                                      Percentage of            Rent of Expiring Leases
                                 Number of       Square Feet of       Total Leased            -----------------------------
Year                          Expiring Leases    Expiring Leases       Square Feet            Total         Per Square Foot
----                          ---------------    ---------------       -----------            -----         ---------------
2001......................           320              3,355,000            27.4%         $   88,973,000        $  26.52
2002......................           227              1,673,000            13.7              45,574,000           27.24
2003......................           235              1,911,000            15.6              55,192,000           28.88
2004......................           144              2,916,000            23.8              79,607,000           27.30
2005......................           108                707,000             5.8              20,128,000           28.47
2006......................            34                413,000             3.4              11,337,000           27.47
2007......................            16                180,000             1.5               5,273,000           29.26
2008......................            14                448,000             3.7              14,261,000           31.83
2009......................            21                438,000             3.6              10,018,000           22.88
2010......................            20                129,000             1.1               3,801,000           29.54

      Of the square feet expiring in 2001, 2,721,000 square feet has been renewed or is currently in negotiations to be renewed.

      Included in the above table are 30 U.S. Patent Trade Office leases, expiring from 2001 through 2005 as follows: 683,000 square feet in 2001, 79,000 square feet in 2002, 206,000 square feet in 2003, 953,000 square feet in 2004 and 12,000 square feet in 2005. The U.S. Patent Trade Office is scheduled to relocate their offices in the second half of 2004. CESCR expects that all leases expiring prior to 2004 will be extended or renewed to that date.

      As of February 1, 2001, the occupancy rate of the CESCR office portfolio was 98%. The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the CESCR properties:

                                                                                Average Annual
                        As of               Rentable                            Escalated Rent
                     December 31,          Square Feet      Occupancy Rate      Per Square Foot
                     ------------          -----------      --------------      ---------------
               2000..................       12,495,000            98%              $  27.38
               1999..................       10,657,000            99%                 26.46
               1998..................       10,657,000            98%                 25.22

      During 2000, CESCR leased 2,729,000 square feet (space previously occupied) at an average initial rent per square foot of $29.39, a 13% increase over the weighted average escalated rent per square foot of $25.97 for the expiring leases. The following is the detail by property.

                                                                                     Average Initial Rent
                         Location                                   Square Feet         Per Square Foot
                         ---------------------------------          -----------      --------------------
                         1750 Penn Avenue.................             5,000              $ 34.82
                         1101 17th Street.................            98,000                32.98
                         1730 M Street....................            37,000                30.22
                         1140 Conn Avenue.................            65,000                32.46
                         1150 17th Street.................            39,000                30.80
                         Crystal Mall.....................           456,000                27.45
                         Crystal Plaza....................           196,000                30.05
                         Crystal Square...................           224,000                30.49
                         Crystal Gateway..................           223,000                30.60
                         Crystal Park.....................           641,000                29.25
                         1919 S. Eads Street..............            27,000                32.05
                         Skylines.........................           391,000                27.31
                         Skyline Tower....................            68,000                27.19
                         Arlington Plaza..................            20,000                27.08
                         Democracy Plaza I................            16,000                31.81
                         Courthouse Plaza.................           120,000                29.49
                         Tysons Dulles....................            86,000                35.06
                         Commerce Executive...............            17,000                34.00
                                                                   ---------
                         Total............................         2,729,000                29.39
                                                                   =========


      CESCR manages an additional 5.8 million square feet of office and other commercial properties in the Washington, D.C. area for third parties.

CESCR Office Properties

      The following table sets forth certain information for the CESCR Office Properties (in which the Company has a 34% interest), as of December 31, 2000.

                           YEAR                     APPROXIMATE
                        ORIGINALLY                   LEASABLE       NUMBER      ANNUALIZED      ANNUALIZED
                         DEVELOPED    NUMBER OF   BUILDING SQUARE     OF      BASE RENT PER   ESCALATED RENT
LOCATION                OR ACQUIRED   BUILDINGS        FEET         TENANTS     SQ. FT.(1)    PER SQ. FT.(2)
-----------------------------------------------------------------------------------------------------------------
  Crystal Mall             1968           4          1,068,000          13         24.27           25.05


  Crystal Plaza          1964-1969        7          1,223,000         123         24.55           25.17


  Crystal Square         1974-1980        4          1,388,000         174         28.08           28.91



  Crystal Gateway        1983-1987        4          1,081,000          97         27.83           28.17




  Crystal Park           1984-1989        5          2,154,000          99         28.65           29.89





  Arlington Plaza          1985           1            174,000          16         25.18           27.57


  1919 S. Eads Street      1990           1             93,000           6         29.18           29.49

  Skyline Place          1973-1984        6          1,595,000         174         24.76           25.06



  One Skyline Tower        1988           1            477,000           5         23.68           24.74


  Courthouse Plaza       1988-1989        2            609,000          56         26.56           28.44


  1101 17th Street         1963           1            204,000          48         28.59           30.50

  1730 M Street            1963           1            190,000          36         26.03           26.72

  1140 Conn Avenue         1966           1            175,000          40         29.01           29.46

  1150 17th Street         1970           1            226,000          33         29.32           30.05


  1750 Penn Avenue         2000           1            262,000          11         31.68           31.75


  Democracy Plaza I        2000           1            203,000          27         28.98           29.38

  Tysons Dulles            2000           3            474,000          49         25.94           26.38

  Commerce Executive       2000           3            412,000          27         23.92           25.11


  Reston Executive         2000           3            487,000          22         26.36           26.69
                                        ---         ----------       -----

                                         50         12,495,000       1,056      $  26.57       $   27.38
                                        ===         ==========       =====


                                                                            LEASE
                                      PRINCIPAL TENANTS                   EXPIRATION/
                         PERCENT     (50,000 SQUARE FEET                    OPTION       ENCUMBRANCES
LOCATION                LEASED(1)          OR MORE)                       EXPIRATION     (THOUSANDS)
-----------------------------------------------------------------------------------------------------
  Crystal Mall            100%       General Services Administration       2001/2011         64,567
                                     General Services Administration       2001/2006

  Crystal Plaza           100%       General Services Administration       2004/2014         73,256
                                     General Services Administration          2008

  Crystal Square           99%       General Services Administration       2003/2008        191,879
                                     Lockheed Martin                       2003/2008
                                     Oblon Spivak                          2004/2009

  Crystal Gateway          99%       Analytical Services, Inc.             2001/2006        149,458
                                     General Services Administration          2004
                                     Lockheed Martin                       2002/2005
                                     Science Applications Int'l Corp.         2002

  Crystal Park            100%       CE Smith Headquarters                 2004/2009        288,215
                                     General Services Administration       2001/2011
                                     Techmatics                            2002/2007
                                     US Airways Headquarters               2008/2018
                                     Vitro Corp                            2002/2007

  Arlington Plaza         100%       Georgetown University                 2002/2007         18,025
                                     Science Research Analysis Corp.       2001/2011

  1919 S. Eads Street     100%       Vitro Corp                            2001/2004         13,519

  Skyline Place            96%       Electronic Data Services                 2003          131,328
                                     Science Applications Int'l Corp.      2003/2008
                                     Science Research Analysis Corp.          2001

  One Skyline Tower        98%       General Services Administration      2004 & 2009        67,417
                                     Science Research Analysis Corp.       2003/2008

  Courthouse Plaza        100%       Arlington County                      2003/2008         81,814
                                     KPMG Peat Marwick                        2001

  1101 17th Street         99%       American Iron and Steel Institute     2006/2010         26,440

  1730 M Street            99%       League of Women Voters                2004/2009         16,508

  1140 Conn Avenue         98%       Michaels & Wishner, P.C.              2002/2007         19,555

  1150 17th Street         98%       American Enterprise Institute         2002/2012         31,928
                                     Arthur Andersen LLP                      2004

  1750 Penn Avenue         53%       General Services Administration          2010           34,780
                                     PA Consulting Group Holdings          2011/2016

  Democracy Plaza I       100%       Optical Technology Group                 2002           27,732

  Tysons Dulles           100%       Keane Federal Systems, Inc.           2006/2011         70,000

  Commerce Executive       95%       BAE Systems Mission Solutions         2002/2007         54,758
                                     Concert Management Services           2004/2009

  Reston Executive        100%       Science Applications Int'l Corp.      2004/2014         72,500
                                                                                         ----------

                           98%                                                           $1,433,679
                                                                                         ==========

NOTES:
(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 2000, which are included in percent leased.

(2) Represents annualized monthly escalated rent for office properties including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

RETAIL

      The Company owns 55 shopping center properties of which 52 are strip shopping centers primarily located in the Northeast and Midatlantic states, two are regional centers located in San Juan, Puerto Rico and one, the Green Acres Mall, is a super-regional center located in Nassau County, Long Island, New York. The Company's shopping centers are generally located on major regional highways in mature, densely populated areas. The Company believes its shopping centers attract consumers from a regional, rather than a neighborhood market place because of their location on regional highways.

      The following table sets forth the percentage of the Retail Portfolio rentals by tenants' industry:

                               Industry                    Percentage
                               --------                    ----------
                 Discount Department Stores........            24%
                 Supermarkets......................            11%
                 Women's Apparel...................             5%
                 Home Improvement..................             5%
                 Electronic Stores.................             5%
                 Family Apparel....................             5%
                 Restaurants.......................             4%
                 Financial/Insurance...............             4%
                 Membership Warehouse Clubs........             3%
                 Drug Stores.......................             3%
                 Office Supply Stores..............             3%
                 Other.............................            28%

      As of February 1, 2001, the occupancy rate of the retail properties was 93%. The following tables set forth the occupancy rate and the average annual base rent per square foot (excluding the Green Acres Mall) for the properties at the end of each of the past five years.

                                                            Average Annual
                             Rentable                          Base Rent
              Year End     Square Feet    Occupancy Rate    Per Square Foot
              --------     -----------    --------------    ---------------
              2000          11,293,000           92%           $  11.70
              1999          10,505,000           92%              11.16
              1998          10,625,000           92%              10.53
              1997          10,550,000           91%               9.78
              1996          10,019,000           90%               9.09

      The average annual base rent per square foot for the Green Acres Mall was $13.97 and $13.46 in total, and $35.91 and $35.29 for mall tenants only, at December 31, 2000 and 1999, respectively.

      The Company's shopping center lease terms range from 5 years or less in some instances, for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for additional rents based on a percentage of tenants' sales and pass through to tenants of the tenants' share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 2% of total shopping center revenues in 2000. None of the tenants in the Retail Segment accounted for more than 10% of the Company's total revenues.

      Below is a listing of tenants which accounted for 2% or more of the Retail property revenues in 2000:

                (in thousands, except percentages)
                                                                 2000
                                                Square Feet    Property
                Tenant                            Leased       Rentals      Percentage
                ------                            ------       -------      ----------
                Bradlees, Inc. ("Bradlees")        1,625       $18,419         14.3%
                The Home Depot, Inc.                 409         5,165          4.0%
                The TJX Companies, Inc.              298         2,965          2.3%
                The Gap                              104         2,940          2.3%
                Staples, Inc.                        199         2,861          2.2%
                Toys "R" Us/Kids "R" Us              330         2,775          2.1%

      Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code on December 26, 2000 and closed all of its stores in February 2001. The Company leases 16 locations to Bradlees. Of these 16 locations, the leases for 14 are fully guaranteed, and the fifteenth lease is guaranteed as to 70% of the rent, by Stop & Shop Companies, Inc., under a Master Agreement and Guaranty, dated May 1, 1992. Stop & Shop is a wholly-owned subsidiary of Koninklijke Ahold NV (formerly Royal Ahold NV), a leading international food retailer. The effectiveness of Stop & Shop's guarantee to Vornado of Bradlees' lease obligations is not affected by Bradlees' bankruptcy. None of these leases have been either rejected or assumed.

      The 16th location, the 14th Street and Union Square property is not guaranteed. In 1999, the Company paid Bradlees $11,000,000 to modify the terms of this lease to increase the rent by approximately $1,100,000 per annum to $4,600,000 effective March 2000, and to change the lease expiration date from October 2019 to March 15, 2002. On February 9, 2001, Bradlees rejected this lease. The Company is currently considering various redevelopment alternatives for this site which will include a combination of office and retail space.

      The following table sets forth as of December 31, 2000 lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                               Annual Base Rent of
                                                                                 Expiring Leases
                    Number of      Square Feet of    Percentage of Total   ------------------------------
Year             Expiring Leases   Expiring Leases   Leased Square Feet       Total       Per Square Foot
----             ---------------   ---------------   ------------------    -----------    ---------------

2001.........         126              317,000             3.1%            $ 4,961,000       $ 15.65
2002.........          79              965,000             9.4%             12,219,000         12.67
2003.........          63              545,000             5.3%              6,884,000         12.64
2004.........          93              984,000             9.6%             11,607,000         11.79
2005.........         102              541,000             5.2%              9,929,000         18.37
2006.........          49              789,000             7.7%              6,159,000          7.80
2007.........          90              608,000             5.9%              5,978,000          9.84
2008.........          53              340,000             3.3%              2,940,000          8.66
2009.........          46              595,000             5.8%              6,176,000         10.37
2010.........          31              547,000             5.3%              6,493,000         11.87

      In 2000, approximately 350,000 square feet of retail space was leased at a weighted average base rent per square foot of $14.73, a 12.9% increase over the weighted average escalated rent per square foot of $13.05 for the expiring leases. Following is the detail by property:

                                                  2000 Leases
                                           --------------------------
                                                            Average
                                                         Initial Rent
                                            Square        Per Square
               Location                     Feet           Foot(1)
               ----------------            --------      ------------
               Space Leases:
                  East Hanover              66,000         $  7.51
                  Hagerstown                50,000            3.32
                  Towson                    39,000            4.23
                  Woodbridge                37,000           11.50
                  Valley Stream             30,000           47.57
                  Allentown                 19,000           16.00
                  Jersey City               14,000           13.85
                  Union                     13,000           29.90
                  Totowa                    11,000           30.00
                  Bensalem                  10,000           18.90
                  Hackensack                10,000           20.99
                  Middletown                 9,000           19.78
                  Morris Plains              9,000           22.78
                  Dundalk                    8,000           12.30
                  Bethlehem                  7,000            5.75
                  Bricktown                  6,000           19.35
                  Cherry Hill                4,000           14.75
                  Marlton                    2,000           12.28
                  North Plainfield           2,000           20.14
                  Las Catalinas              2,000           37.00
                  Amherst                    1,000           17.00
                  Baltimore                  1,000            8.00
                                           -------
                        Total              350,000           14.73
                                           =======

               Land Leases(2):
                  Rochester                204,000         $  3.10
                  Lancaster                130,000            3.25
                  Newington                130,000            5.00

----------
(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2) The land in Rochester (pending site plan approval) and in Newington is leased to Wal*Mart and the land in Lancaster is leased to Lowes Home Centers.

      The Company's strip shopping centers are substantially (over 80%) leased to large stores (over 20,000 square feet). Tenants include destination retailers such as discount department stores, supermarkets, home improvements stores, discount apparel stores, membership warehouse clubs and "category killers." Category killers are large stores which offer a complete selection of a category of items (e.g., toys, office supplies, etc.) at low prices, often in a warehouse format. Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price.

      The Company's two regional shopping centers located in Montehiedra and Caguas, Puerto Rico, (both of which are in the San Juan area) contain 1,014,000 square feet of which the Company owns 727,000 square feet. The centers are anchored by four major stores: Sears, Roebuck and Co., Kmart (one in each of the centers) and a Builders Square Home Improvement store.

      The Green Acres Mall is a 1.6 million square foot super-regional enclosed shopping mall complex situated in Nassau County, Long Island, New York, approximately one mile east of the borough of Queens, New York. The Green Acres Mall is anchored by four major department stores: Sears, Roebuck and Co., J.C. Penney Company, Inc. and Federated Department Stores, Inc. doing business as Macy's and Stern's (on February 8, 2001, Sterns announced they are closing this store). The complex also includes The Plaza at Green Acres, a 188,000 square foot strip shopping center which is anchored by Kmart and Waldbaums.

Retail Properties

      The following table sets forth certain information for the Retail Properties as of December 31, 2000.

                                                       APPROXIMATE LEASABLE
                                                      BUILDING SQUARE FOOTAGE
                                                      -----------------------
                                                                    OWNED BY
                                  YEAR                              TENANT ON
                               ORIGINALLY               OWNED/        LAND                ANNUALIZED
                               DEVELOPED     LAND       LEASED       LEASED     NUMBER    BASE RENT
                                   OR        AREA         BY          FROM        OF         PER
LOCATION                        ACQUIRED    (ACRES)    COMPANY       COMPANY    TENANTS   SQ. FT.(1)
----------------------------   ----------   -------   ----------    ---------   -------   ----------
NEW JERSEY
   Bordentown                     1958         31.2      179,000           --       4      $  6.66


   Bricktown                      1968         23.9      260,000        3,000      20        10.66


   Cherry Hill                    1964         37.6      231,000       64,000      15         9.38




   Delran                         1972         17.5      168,000        4,000       5         5.70

   Dover                          1964         19.6      173,000           --      13         6.73


   East Brunswick                 1957         19.2      216,000       10,000       6        14.25




   East Hanover I                 1962         24.6      271,000           --      19        11.36




   East Hanover II                1979          8.1       91,000           --      13        11.50


   Hackensack                     1963         21.3      208,000       59,000      20        16.25



   Jersey City                    1965         16.7      223,000        3,000      12        13.09


   Kearny                         1959         35.3       42,000       62,000       4        13.49

   Lawnside                       1969         16.4      145,000           --       3        10.50


                                                                             LEASE
                                                                          EXPIRATION/
                                PERCENT         PRINCIPAL TENANTS           OPTION      ENCUMBRANCES
LOCATION                       LEASED(1)   (30,000 SQUARE FEET OR MORE)   EXPIRATION    (THOUSANDS)
----------------------------   ---------   ----------------------------   -----------   ------------
NEW JERSEY
   Bordentown                     98%       Bradlees(2)                    2011/2021    $   8,236(7)
                                            Shop-Rite                      2011/2016

   Bricktown                      96%       Kohl's                         2008/2018       16,645(7)
                                            Shop-Rite                      2002/2017

   Cherry Hill                    97%       Bradlees(2)                    2006/2026       15,308(7)
                                            Drug Emporium                    2002
                                            Shop & Bag(4)                  2007/2017
                                            Toys "R" Us                    2012/2042

   Delran                         94%       Sam's Wholesale                2011/2021        6,561(7)

   Dover                          98%       Ames                           2017/2037        7,502(7)
                                            Shop-Rite                      2012/2022

   East Brunswick                 98%       Bradlees(2)                    2003/2023       23,242(7)
                                            Shoppers World                 2007/2012
                                            T.J. Maxx                      2004/2009
                                            Circuit City                   2018/2038

   East Hanover I                 98%       Home Depot                     2009/2019       27,864(7)
                                            Marshalls                      2004/2009
                                            Pathmark                       2009/2024
                                            Today's Man                    2009/2014

   East Hanover II               100%       --                                --               --


   Hackensack                     99%       Bradlees(2)                    2012/2017       25,534(7)
                                            Pathmark                       2014/2034
                                            Staples                        2003/2013

   Jersey City                   100%       Bradlees(2)                    2002/2022       19,548(7)
                                            Shop-Rite                      2008/2028

   Kearny                         68%       Pathmark                       2013/2033        3,816(7)

   Lawnside                      100%       Home Depot                     2012/2027       10,817(7)
                                            Drug Emporium                    2007

                                                       APPROXIMATE LEASABLE
                                                      BUILDING SQUARE FOOTAGE
                                                      -----------------------
                                                                    OWNED BY
                                  YEAR                              TENANT ON
                               ORIGINALLY               OWNED/        LAND                ANNUALIZED
                               DEVELOPED     LAND       LEASED       LEASED     NUMBER    BASE RENT
                                   OR        AREA         BY          FROM        OF         PER
LOCATION                        ACQUIRED    (ACRES)    COMPANY       COMPANY    TENANTS   SQ. FT.(1)
----------------------------   ----------   -------   ----------    ---------   -------   ----------
   Lodi                           1975          8.7      171,000           --       2        10.05


   Manalapan                      1971         26.3      194,000        2,000       5         9.28


   Marlton                        1973         27.8      173,000        7,000       9         9.53


   Middletown                     1963         22.7      180,000       52,000      19        12.38


   Morris Plains                  1985         27.0      172,000        1,000      18        11.12


   North Bergen                   1959          4.6        7,000       55,000       2        26.00

   North Plainfield(3)            1989         28.7      217,000           --      14         8.95


   Totowa                         1957         40.5      178,000      139,000       7        16.73




   Turnersville                   1974         23.3       89,000        7,000       3         5.98

   Union                          1962         24.1      257,000           --      11        18.96



   Vineland                       1966         28.0      143,000           --       3         4.82

   Watchung                       1959         53.8       50,000      116,000       6        18.57

   Woodbridge                     1959         19.7      233,000        3,000      10        14.50


NEW YORK

   Albany (Menands)               1965         18.6      141,000           --       2         8.94


   Buffalo (Amherst)(3)           1968         22.7      185,000      112,000      10         9.62




                                                                             LEASE
                                                                          EXPIRATION/
                                PERCENT         PRINCIPAL TENANTS           OPTION      ENCUMBRANCES
LOCATION                       LEASED(1)   (30,000 SQUARE FEET OR MORE)   EXPIRATION    (THOUSANDS)
----------------------------   ---------   ----------------------------   -----------   ------------
   Lodi                          100%       National Wholesale             2013/2023        9,586(7)
                                              Liquidators

   Manalapan                      83%       Bradlees(2)                    2002/2022       12,793(7)
                                            Grand Union                    2012/2022

   Marlton                        99%       Kohl's(2)                      2011/2031       12,439(7)
                                            Shop-Rite                      2004/2009

   Middletown                     94%       Bradlees(2)                    2002/2022       16,792(7)
                                            Grand Union                    2009/2029

   Morris Plains                  97%       Kohl's                           2023          12,292(7)
                                            Shop-Rite                        2002

   North Bergen                   95%       A&P                            2012/2032        4,047(7)

   North Plainfield(3)            94%       Kmart                          2006/2016       11,112(7)
                                            Pathmark                       2001/2011

   Totowa                        100%       Bradlees(2)                    2013/2028       30,155(7)
                                            Home Depot                     2015/2025
                                            Marshalls                      2007/2012
                                            Circuit City                   2018/2038

   Turnersville                  100%       Bradlees(2)                    2011/2031        4,172(7)

   Union                          99%       Bradlees(2)                    2002/2022       34,245(7)
                                            Toys "R" Us                      2015
                                            Cost Cutter Drug                 2001

   Vineland                       17%       --                                --               --

   Watchung                       97%       B.J.'s Wholesale                 2024          13,817(7)

   Woodbridge                     90%       Bradlees(2)                    2002/2022       22,572(7)
                                            Foodtown                       2007/2014
                                            Syms                           2000/2005
NEW YORK

   Albany (Menands)               74%       Fleet Bank                     2004/2014        6,348(7)
                                            People of the State of NY      2004/2014

   Buffalo (Amherst)(3)           81%       Circuit City                     2017           7,153(7)
                                            Media Play                     2007/2017
                                            Toys "R" Us                      2013
                                            T.J. Maxx                        2004

                                                       APPROXIMATE LEASABLE
                                                      BUILDING SQUARE FOOTAGE
                                                      -----------------------
                                                                    OWNED BY
                                  YEAR                              TENANT ON
                               ORIGINALLY               OWNED/        LAND                ANNUALIZED
                               DEVELOPED     LAND       LEASED       LEASED     NUMBER    BASE RENT
                                   OR        AREA         BY          FROM        OF         PER
LOCATION                        ACQUIRED    (ACRES)    COMPANY       COMPANY    TENANTS   SQ. FT.(1)
----------------------------   ----------   -------   ----------    ---------   -------   ----------
   Freeport                       1981         12.5      167,000           --       3        12.52


   New Hyde Park(3)               1976         12.5      101,000           --       1        15.77

   North Syracuse(3)              1976         29.4       98,000           --       1         2.74

   Rochester                      1971         15.0      148,000           --      --        --
   (Henrietta)(3)

   Rochester                      1966         18.4           --           --      --        --

   Valley Stream                  1958        100.0    1,525,000       71,000     149        (5)
   (Green Acres)(3)









PENNSYLVANIA
   Allentown                      1957         86.8      267,000      354,000      21        10.41







   Bensalem                       1972         23.2      119,000        7,000      12        10.04

   Bethlehem                      1966         23.0      157,000        3,000      12         5.51


   Broomall                       1966         21.0      146,000       22,000       5         9.41

   Glenolden                      1975         10.0      101,000           --       3        10.76

   Lancaster                      1966         28.0       64,000           --       4         3.53


   Levittown                      1964         12.8      104,000           --       1         5.98

   10th and Market
     Streets, Philadelphia        1994          1.8      271,000           --       2         9.23


                                                                             LEASE
                                                                          EXPIRATION/
                                PERCENT         PRINCIPAL TENANTS           OPTION      ENCUMBRANCES
LOCATION                       LEASED(1)   (30,000 SQUARE FEET OR MORE)   EXPIRATION    (THOUSANDS)
----------------------------   ---------   ----------------------------   -----------   ------------
   Freeport                      100%       Home Depot                     2011/2021       15,110(7)
                                            Cablevision                      2004

   New Hyde Park(3)              100%       Mayfair Supermarkets           2019/2029        7,626(7)

   North Syracuse(3)             100%       Reisman Properties               2014              --

   Rochester                      --                                                           --
   (Henrietta)(3)

   Rochester                      --        Wal*Mart(6)                       (6)              --

   Valley Stream
   (Green Acres)(3)               94%       Macy's                         2006/2036      154,928
                                            Sterns(4)                      2007/2017
                                            JC Penney                      2012/2017
                                            Sears                          2002/2005
                                            Kmart                          2010/2038
                                            Dime Savings Bank                2020
                                            Circuit City                   2020/2040
                                            GreenPoint Bank                  2009
                                            Waldbaum(4)                    2011/2039

PENNSYLVANIA
   Allentown                     100%       (4)                            2011/2031       23,729(7)
                                            Shop-Rite                      2011/2021
                                            Burlington Coat                  2017
                                              Factory
                                            Wal*Mart                       2024/2094
                                            Sam's Wholesale                2024/2094
                                            T.J. Maxx                      2003/2013

   Bensalem                      100%       Kohl's(2)                      2020/2040        6,557(7)

   Bethlehem                      78%       Pathmark                       2008/2033        4,150(7)
                                            Super Petz                     2005/2015

   Broomall                      100%       Bradlees(2)                    2006/2026        9,979(7)

   Glenolden                     100%       Bradlees(2)                    2012/2022        7,484(7)

   Lancaster                     100%       Weis Markets                   2008/2018           --
                                            Lowe's Home Center(6)             (6)

   Levittown                     100%       (2)                            2006/2026           --

   10th and Market
     Streets, Philadelphia        80%       Kmart                          2010/2035        9,140(7)
                                            Rouse Co.                      2012/2072

                                                       APPROXIMATE LEASABLE
                                                      BUILDING SQUARE FOOTAGE
                                                      -----------------------
                                                                    OWNED BY
                                  YEAR                              TENANT ON
                               ORIGINALLY               OWNED/        LAND                ANNUALIZED
                               DEVELOPED     LAND       LEASED       LEASED     NUMBER    BASE RENT
                                   OR        AREA         BY          FROM        OF         PER
LOCATION                        ACQUIRED    (ACRES)    COMPANY       COMPANY    TENANTS   SQ. FT.(1)
----------------------------   ----------   -------   ----------    ---------   -------   ----------
   Upper Moreland                 1974         18.6      122,000           --       1         8.50

   York                           1970         12.0      113,000           --       1         5.50

MARYLAND
   Baltimore (Belair Rd.)         1962         16.0      206,000           --       4         4.88




   Baltimore (Towson)             1968         14.6      146,000        7,000       7        10.92



   Baltimore (Dundalk)            1966         16.1      183,000           --      17         7.25


   Glen Burnie                    1958         21.2       65,000       57,000       5         7.80

   Hagerstown                     1966         13.9      133,000       15,000       6         3.42



CONNECTICUT
   Newington                      1965         19.2       32,000           --       4        18.02

   Waterbury                      1969         19.2      140,000        3,000       7         7.47


MASSACHUSETTS
   Chicopee                       1969         15.4      112,000        3,000       2         4.71

   Milford(3)                     1976         14.7       83,000           --       1         5.26

   Springfield                    1966         17.4        8,000      117,000       2        12.25






                                                                             LEASE
                                                                          EXPIRATION/
                                PERCENT         PRINCIPAL TENANTS           OPTION      ENCUMBRANCES
LOCATION                       LEASED(1)   (30,000 SQUARE FEET OR MORE)   EXPIRATION    (THOUSANDS)
----------------------------   ---------   ----------------------------   -----------   ------------
   Upper Moreland                100%       Sam's Wholesale                2010/2015        7,095(7)

   York                          100%       Kmart(4)                       2009/2018        4,196(7)

MARYLAND
   Baltimore (Belair Rd.)         81%       Disabled American              2009/2014           --
                                            Veterans(4)
                                            Food Depot                       2003
                                            TJ Maxx(4)                     2004/2024

   Baltimore (Towson)             99%       Staples                          2004          11,628(7)
                                            Cost Saver Supermarket         2005/2020
                                            Drug Emporium                  2004/2009

   Baltimore (Dundalk)            77%       A & P                          2002/2017        6,301(7)
                                            Ollie's                        2003/2008

   Glen Burnie                    99%       Weis Markets                   2018/2053        5,984(7)

   Hagerstown                    100%       Big Lots                       2002/2012        3,353(7)
                                            Pharmhouse                       2014
                                            Weis Markets(4)                2004/2009

CONNECTICUT
   Newington                     100%       Wal*Mart(6)                    2020/2050        6,683(7)

   Waterbury                      82%       Toys "R" Us(4)                   2010              --
                                            Shaws Supermarkets(4)          2003/2018

MASSACHUSETTS
   Chicopee                       83%       Bradlees(2)                    2002/2022           --

   Milford(3)                    100%       Bradlees(2)                    2004/2009           --

   Springfield                   100%       Wal*Mart                       2018/2092        3,190(7)

                                                       APPROXIMATE LEASABLE
                                                      BUILDING SQUARE FOOTAGE
                                                      -----------------------
                                                                    OWNED BY
                                  YEAR                              TENANT ON
                               ORIGINALLY               OWNED/        LAND                ANNUALIZED
                               DEVELOPED     LAND       LEASED       LEASED     NUMBER    BASE RENT
                                   OR        AREA         BY          FROM        OF         PER
LOCATION                        ACQUIRED    (ACRES)    COMPANY       COMPANY    TENANTS   SQ. FT.(1)
----------------------------   ----------   -------   ----------    ---------   -------   ----------
PUERTO RICO
(SAN JUAN)
   Montehiedra                    1997         57.1      525,000           --      96        16.85




   Caguas (50% Ownership)         1998         35.0      343,000           --     108        25.56

                                            -------   ----------    ---------     ---
TOTAL SHOPPING CENTERS                      1,332.7   10,076,000    1,358,000     730      $ 11.70
                                            -------   ----------    ---------     ---

VORNADO'S OWNERSHIP INTEREST                1,317.1    9,935,000    1,358,000
                                            =======   ==========    =========

                                                                             LEASE
                                                                          EXPIRATION/
                                PERCENT         PRINCIPAL TENANTS           OPTION      ENCUMBRANCES
LOCATION                       LEASED(1)   (30,000 SQUARE FEET OR MORE)   EXPIRATION    (THOUSANDS)
----------------------------   ---------   ----------------------------   -----------   ------------
PUERTO RICO
(SAN JUAN)
   Montehiedra                   100%       Kmart                          2022/2072       61,021
                                            Builders Square                2022/2072
                                            Marshalls                      2010/2025
                                            Caribbean Theatres             2021/2026

   Caguas (50% Ownership)         96%       Kmart                            2064          69,430


TOTAL SHOPPING CENTERS            92%                                                   $ 780,180
                                                                                        =========

VORNADO'S OWNERSHIP INTEREST      92%                                                   $ 745,465
                                                                                        =========

----------
(1) Represents annualized monthly base rent excluding ground leases, storage rent and rent for leases which had not commenced as of December 31, 2000, which are included in percent leased.
(2) These leases are fully guaranteed by Stop & Shop, a wholly-owned subsidiary of Korinklijke Ahold NV (formerly Royal Ahold NV), except in the case of Totowa, which is guaranteed as to 70% of rent.
(3) 100% ground and/or building leasehold interest; other than Green Acres, where approximately 10% of the ground is leased.
(4) The tenant has ceased operations at this location but continues to pay rent (in Allentown, Hechinger's mortgagee has assumed the lease).
(5) Annualized rent per square foot is $13.97 in total and $35.91 for the mall tenants only.
(6) These tenants have leased land from the Company to construct their own buildings. Governmental approvals have been received in Newington and Lancaster and construction has commenced.
(7) These encumbrances are part of a cross-collateralized mortgage financing in the amount of $500,000,000 completed on March 1, 2000.

MERCHANDISE MART PROPERTIES

         The Merchandise Mart Properties are a portfolio of 9 properties comprised of:

                                                                 Square Feet         Percentage
                                                                 -----------         ----------

                        Showrooms.........................          5,044,000             62%
                        Offices...........................          2,869,000             36%
                        Retail Stores.....................            173,000              2%
                                                                    ---------            ---
                                                                    8,086,000            100%
                                                                    =========            ===

      Of these properties, the 724,000 square foot L.A. Mart in Los Angeles and the 321,000 square foot 33 North Dearborn Street office property in Chicago were acquired in 2000 for a total cost of $89,000,000.

   Office Space

      The following table sets forth the percentage of the Merchandise Mart Properties office revenues by tenants' industry:

                        Industry                                  Percentage
                        --------                                  ----------

                        Government........................            26.4%
                        Service...........................            25.8%
                        Telecommunications................            13.1%
                        Banking...........................            11.8%
                        Insurance.........................            11.8%
                        Pharmaceutical....................             4.2%
                        Other.............................             6.9%


      The average lease term ranges from 1 to 5 years for smaller tenants to as long as 15 years for major tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenants' share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction of its premises. None of the tenants in the Merchandise Mart Properties segment accounted for more than 10% of the Company's total revenue. Below is a listing of the Merchandise Mart Properties office tenants which accounted for 2% or more of the Merchandise Mart Properties' revenues in 2000:

                                                         Square Feet
                  Tenant                                    Leased      2000 Revenues     Percentage
                  ------                                 -----------    -------------     ----------

                  General Services Administration...        297,000     $10,063,000           6.6%

                  Bankers Life and Casualty.........        303,000      5,595,000            3.7%

                  Ameritech.........................        234,000      4,600,000            3.0%

                  Bank of America...................        202,000      4,237,000            2.8%

                  Chicago Transit Authority.........        252,000      3,784,000            2.5%

      As of February 1, 2001, the occupancy rate of the Merchandise Mart Properties' office space was 91%. The following table sets forth the occupancy rate and the average escalated rent per square foot for the Merchandise Mart Properties' office space at the end of each of the past five years.

                                                                               Average Annual
                                                                                 Escalated
                                             Rentable                              Rent
                             Year End       Square Feet   Occupancy Rate      Per Square Foot
                             --------       -----------   --------------      ---------------
                             2000           2,869,000            90%           $    23.52
                             1999           2,414,000            93%                20.12
                             1998           2,274,000            95%                19.68
                             1997           2,160,000            91%                19.50
                             1996           2,026,000            88%                19.42


      The following table sets forth as of December 31, 2000 office lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                Annual Escalated
                                                                       Percentage of          Rent of Expiring Leases
                                  Number of       Square Feet of       Total Leased         -------------------------------
Year                          Expiring Leases    Expiring Leases        Square Feet         Total           Per Square Foot
----                          ---------------    ---------------       -------------        -----           ---------------

2001......................            28               87,000              3.6%          $  2,100,000           $ 24.11
2002......................            28              138,000              5.7%             3,243,000             23.49
2003......................            12               60,000              2.5%             1,426,000             23.68
2004......................            19               79,000              3.3%             1,828,000             23.03
2005......................            10              137,000              5.7%             2,189,000             15.97
2006......................            13              277,000             11.4%             7,112,000             25.65
2007......................            13              456,000             18.8%             8,346,000             18.32
2008......................             6              434,000             17.9%             8,620,000             19.86
2009......................             9              278,000             11.5%             5,740,000             20.67
2010......................             6              358,000             14.8%            11,813,000             32.98


      In 2000, 378,000 square feet of office space was leased at a weighted average initial rent per square foot of $30.54, an increase of 32.8% over the weighted average escalated rent per square foot of $22.99 for the leases expiring. Following is the detail by building.

                                                                              2000 Leases
                                                                     -------------------------------
                                                                                     Average Initial
                                                                     Square Feet       Rent psf (1)
                                                                     -----------     ---------------
                         Washington Office Center..............        261,000            $ 34.56
                         Merchandise Mart......................         84,000              21.47
                         350 North Orleans.....................         26,000              22.65
                         33 North Dearborn Street..............          6,000              16.90
                         South Capitol.........................          1,000              12.00
                                                                       -------
                           Total...............................        378,000              30.54
                                                                       =======

         (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

   Showroom Space

      The Merchandise Mart Properties' showroom space aggregates 5,044,000 square feet of which 2,419,000 square feet is located in the Merchandise Mart building and 350 North Orleans in Chicago, 1,572,000 square feet is located in the Market Square Complex (including the National Furniture Mart) in High Point, North Carolina, 329,000 square feet is located in the Design Center in Washington, D.C. and 724,000 square feet is located in the L.A. Mart in Los Angeles (acquired on October 2, 2000). The showroom space consists of 3,364,000 square feet of permanent mart space (leased to manufacturers and distributors whose clients are retailers, specifiers and end users), 949,000 square feet of permanent design center space (leased to wholesalers whose principal clientele is interior designers), and 731,000 square feet of temporary market suite space (used for trade shows).

      The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, giftware, carpet, residential furnishings, crafts, and design industries. The Merchandise Mart Properties own and operate five of the leading furniture/gift-ware trade shows including the contract furniture industry's largest trade show, NeoCon, which attracts over 50,000 attendees annually and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry's semi-annual market weeks which occupy over 8,800,000 square feet in the High Point, North Carolina region.

      The following table sets forth the percentage of the Merchandise Mart properties showroom revenues by tenants' industry:

                                        Industry                    Percentage
                                        --------                    ----------
                             Gift.......................               23%
                             Residential Design.........               23%
                             Residential Furnishings....               16%
                             Contract Furnishings.......               15%
                             Market Suites..............               12%
                             Apparel....................                5%
                             Casual Furniture...........                4%
                             Building Products..........                2%


      As of February 1, 2001 the occupancy rate of the Merchandise Mart Properties' showroom space was 98%. The following table sets forth the occupancy rate and the average escalated rent per square foot for this space at the end of each of the past five years.

                                                                                Average Annual
                                           Rentable Square                      Escalated Rent
                          Year End              Feet         Occupancy Rate     Per Square Foot
                          --------         ---------------   --------------     ---------------

                            2000              5,044,000            98%           $  22.85(1)
                            1999              4,174,000            98%              21.29(1)
                            1998              4,266,000            95%              21.97(1)
                            1997              2,817,000            94%              20.94
                            1996              2,942,000            84%              20.65


(1) Average annual escalated rent per square foot excluding the Market Square Complex is $27.76, $25.72 and $22.13 for 2000, 1999 and 1998 respectively.

      The following table sets forth as of December 31, 2000 showroom lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.


                                                                         Percentage of               Annual Escalated
                                    Number of        Square Feet of       Total Leased           Rent of Expiring Leases
                                                                                             ---------------------------------
    Year                         Expiring Leases    Expiring Leases       Square Feet            Total         Per Square Foot
    ----                         ---------------    ---------------       -----------        -------------     ---------------

    2001......................          326                735,000             18.7%         $  13,119,000        $  17.85
    2002......................          304                579,000             14.7%            12,632,000           21.81
    2003......................          251                630,000             16.0%            13,442,000           21.34
    2004......................          162                531,000             13.5%            10,971,000           20.65
    2005......................          140                438,000             11.1%             9,648,000           22.03
    2006......................           46                182,000              4.6%             5,469,000           29.99
    2007......................           37                209,000              5.3%             4,793,000           22.97
    2008......................           28                151,000              3.8%             4,177,000           27.68
    2009......................           31                149,000              3.8%             3,817,000           25.67
    2010......................           36                136,000              3.5%             2,789,000           20.48


      In 2000, 819,000 square feet of showroom space was leased at a weighted average initial rent per square foot of $16.61, a 4.4% increase over the weighted average escalated rent per square foot of $15.91 for the leases expiring. Following is the detail by building.


                                                                        2000 Leases
                                                                 -------------------------------
                                                                                 Average Initial
                                                                 Square Feet      Rent psf (1)
                                                                 -----------     ---------------

                Market Square Complex....................         558,000          $ 13.25
                Merchandise Mart.........................         101,000            27.68
                Washington Design Center.................          89,000            24.30
                National Furniture Mart..................          34,000            13.63
                350 North Orleans........................          28,000            20.85
                L.A. Mart................................           9,000            22.87
                                                                  -------
                      Total..............................         819,000            16.61
                                                                  =======


(1) Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

   Retail Stores

      The Merchandise Mart Properties' portfolio also contains approximately 173,000 square feet of retail stores which were 87% occupied at February 1, 2000.

MERCHANDISE MART PROPERTIES:

      The following table sets forth certain information for the Merchandise Mart Properties owned by the Company as of December 31, 2000.


                                          YEAR                 APPROXIMATE             ANNUALIZED        ANNUALIZED
                                       ORIGINALLY     LAND      LEASABLE      NUMBER    BASE RENT      ESCALATED RENT
                                        DEVELOPED     AREA      BUILDING        OF         PER          PER SQ. FT.       PERCENT
              LOCATION                 OR ACQUIRED  (ACRES)    SQUARE FEET    TENANTS   SQ. FT. (1)         (2)          LEASED (1)
-----------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
    Merchandise Mart, Chicago             1930          6.7      3,441,000        728     $   22.40       $  24.83          97%










    350 North Orleans, Chicago            1977          4.3      1,149,000        281         19.55          21.01          88%







    33 North Dearborn Street, Chicago     2000          0.5        321,000         79         17.96          24.56          91%

WASHINGTON, D.C.
    Washington Office Center              1990          1.2        398,000         20         27.87          30.13          88%


    Washington Design Center              1919          1.2        388,000         84         24.70          25.01          98%

    Other                                               1.3         93,000          5          9.33          12.33          64%

HIGH POINT, NORTH CAROLINA
    Market Square Complex              1902 - 1989     13.1      1,320,000        240         11.92          13.27          99%


    National Furniture Mart               1964          0.7        252,000         32         13.40          13.42         100%

CALIFORNIA
    L.A. Mart                             2000          9.3        724,000        279         15.35          17.79          94%
                                                       ----      ---------      -----
TOTAL MERCHANDISE MART PROPERTIES                      38.3      8,086,000      1,748     $   21.01       $  23.27          95%
                                                       ====      =========      =====

                                                                           LEASE
                                                                         EXPIRATION/
                                         PRINCIPAL TENANTS                 OPTION       ENCUMBRANCES
              LOCATION                   (30,000 SQUARE FEET OR MORE)     EXPIRATION    (THOUSANDS)
--------------------------------------------------------------------------------------------------
ILLINOIS
    Merchandise Mart, Chicago           Baker, Knapp & Tubbs              2007/2013     $ 250,000
                                        Bankers Life & Casualty           2008/2018
                                        CCC Information Services          2008/2018
                                        Chicago Teachers Union               2005
                                        Chicago Transit Authority         2007/2027
                                        Holly Hunt Ltd.                      2003
                                        Monsanto                             2007
                                        Office of the Special Deputy         2007
                                        Robert Allen Group                   2005
                                        Steelcase                            2007

    350 North Orleans, Chicago          RCN Telecom Services              2012/2022        70,000
                                        Ameritech                         2011/2021
                                        Art Institute of Illinois         2009/2019
                                        Bank of America                   2009/2019
                                        Chicago Transit Authority         2007/2017
                                        Fox Sports                        2007/2017
                                        Fiserv Solutions                  2010/2020

    33 North Dearborn Street, Chicago   --                                    --           19,000

WASHINGTON, D.C.
    Washington Office Center            General Services                  2000/2010        48,102
                                        Administration

    Washington Design Center            --                                    --           23,632

    Other                               District of Columbia                 2001              --

HIGH POINT, NORTH CAROLINA
    Market Square Complex               Century Furniture Company            2004          63,424
                                        La-Z-Boy                             2004              --

    National Furniture Mart             --                                    --           13,568

CALIFORNIA
    L.A. Mart                           --                                    --           10,840
                                                                                        ---------
TOTAL MERCHANDISE MART PROPERTIES                                                       $ 498,566
                                                                                        =========


(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 2000, which are included in percent leased.

(2) Represents annualized monthly base rent including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

TEMPERATURE CONTROLLED LOGISTICS

      The Company has a 60% interest in the Vornado/Crescent Partnerships ("the Landlord") that own 88 refrigerated warehouses with an aggregate of approximately 438.9 million cubic feet (excludes 11 additional warehouses containing approximately 79.4 million cubic feet managed by AmeriCold Logistics). AmeriCold Logistics leases all of the partnerships' facilities. The Temperature Controlled Logistics segment is headquartered in Atlanta, Georgia.

      On March 11, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of Temperature Controlled Logistics encompassing the operations of the temperature controlled business for approximately $48,700,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. ("AmeriCold Logistics"). AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases, as amended, generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. AmeriCold is also required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000,000 annually. AmeriCold Logistics has the right to defer a portion of the rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

      Total contractual rent was $160,494,000 and $130,213,000 ($164,464,000 and
$133,100,000 including the effect of the straight-lining of rents) for the year ended December 31, 2000 and the period from March 11, 1999 to December 31, 1999. As at December 31, 2000, the balance of the tenant's deferred rent was $22,444,000 ($17,044,000 in 2000 and $5,400,000 in the fourth quarter of 1999)
of which the Company's share was $13,466,000. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $9,780,000 of income in the year ended December 31, 2000.

      On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to, among other things, (i) reduce 2001's contractual rent to $146,000,000 (the same amount recognized as rental income in 2000's Funds from Operations), (ii) reduce 2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      During 2000, the Landlord (i) completed a 496,000 square foot warehouse expansion in Carthage, Missouri, and a 43,400 square foot warehouse expansion in Tarboro, North Carolina, (ii) constructed a 163,000 square foot warehouse in Massillon, Ohio and (iii) purchased a 55,900 square foot warehouse in Ontario, California, previously subject to a capital lease. The total cost of these projects was $42,722,000, of which the remaining balance of $21,764,000 was expended in 2000. In addition, the Landlord is constructing a 125,000 square foot warehouse at its Atlanta, Georgia complex and has entered into an agreement to acquire the original 104,000 square foot warehouse in Tarboro, North Carolina, which is subject to a capital lease. These transactions are expected to be completed in the first half of 2001 at a total cost of $25,174,000, of which $3,881,000 has been expended through December 31, 2000.

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

      AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers include:

                                                                       % of 2000 Revenue
                                                                       -----------------
                         H.J. Heinz & Co..........................             18%
                         Con-Agra, Inc............................              8%
                         Sara Lee Corp............................              6%
                         Tyson Foods, Inc.........................              5%
                         McCain Foods, Inc........................              4%
                         General Mills............................              4%
                         Pro-Fac Cooperative, Inc.................              4%
                         J.R. Simplot.............................              3%
                         Flowers Industries, Inc..................              1%
                         Norpac Foods, Inc........................              1%
                         Other....................................             46%

Facilities

The following is a summary of Temperature Controlled Logistics facilities as of December 31, 2000:

                                                               CUBIC              SQUARE
                                          NUMBER OF             FEET               FEET
              TYPE                       FACILITIES        (IN MILLIONS)      (IN THOUSANDS)
              ----                       ----------        -------------      --------------
Owned/leased by Vornado/Crescent
    partnerships:

                  Owned                       83                 423.9           17,067.2
                 Leased                        5                  15.0              427.9
                                         -------               -------           --------
                                              88                 438.9           17,495.1
Managed by AmeriCold Logistics                11                  79.4            2,484.6
                                         -------               -------           --------
                  Total                       99                 518.3           19,979.7
                                         =======               =======           ========

         Below are the details by location, size and type of facility:

                                                                                                   SQUARE
                                                                     OWNED/        CUBIC FEET         FEET
              PROPERTY              LOCATION                         LEASED       (IN MILLIONS)  (IN THOUSANDS)
              --------              --------                         ------       ------------   --------------
         FACILITIES OWNED/LEASED BY THE VORNADO/CRESCENT
                 PARTNERSHIPS:
         ALABAMA
         Birmingham            West 25th Avenue                      Owned             2.0            85.6
         Montgomery            Newcomb Avenue                        Owned             1.2            68.1
         Gadsden               East Air Depot Road                   Leased            4.0           119.0
         Albertville           Railroad Avenue                       Owned             2.2            64.5
                                                                                  --------        --------
                               TOTAL ALABAMA                                           9.4           337.2
                                                                                  --------        --------

         ARIZONA
         Phoenix               455 South 75th Avenue                 Owned             2.9           111.5
                                                                                  --------        --------

         ARKANSAS
         Fort Smith            Midland Boulevard                     Owned             1.4            78.2
         West Memphis          South Airport Road                    Owned             5.3           166.4
         Texarkana             Genoa Road                            Owned             4.7           137.3
         Russellville          300 El Mira                           Owned             5.6           164.7
         Russellville          203 Industrial Boulevard              Owned             9.5           279.4
         Springdale            1200 N. Old Missouri Road             Owned             6.6           194.1
                                                                                  --------        --------
                               TOTAL ARKANSAS                                         33.1         1,020.1
                                                                                  --------        --------

         CALIFORNIA
         Ontario               Malaga Place                          Owned 24%         8.1           279.6
                                                                     Leased 76%
         Burbank               West Magnolia Boulevard               Owned             0.8            33.3
         Fullerton             South Raymond Avenue                  Leased            2.8           107.7
         Pajaro                Salinas Road                          Leased            1.4            53.8
         Los Angeles           Jesse Street                          Owned             2.7           141.6
         Turlock               5th Street                            Owned             2.5           108.4
         Watsonville           West Riverside Drive                  Owned             5.4           186.0
         Turlock               South Kilroy Road                     Owned             3.0           138.9
         Ontario               Santa Ana Road                        Leased            1.9            55.9
                                                                                  --------        --------
                               TOTAL CALIFORNIA                                       28.6         1,105.2
                                                                                  --------        --------

         COLORADO

                                                                                                   SQUARE
                                                                     OWNED/        CUBIC FEET         FEET
              PROPERTY              LOCATION                         LEASED       (IN MILLIONS)  (IN THOUSANDS)
              --------              --------                         ------       ------------   --------------
         Denver                East 50th Street                      Owned 52%         2.8           116.3
                                                                                  --------        --------

         FLORIDA
         Tampa                 South Lois Avenue                     Owned             0.4            22.2
         Plant City            South Alexander Street                Owned             0.8            30.8
         Bartow                U.S. Highway 17                       Owned             1.4            56.8
         Tampa                 50th Street                           Owned 80%         3.9           150.0
                                                                     Leased 20%
         Tampa                 Port of Tampa                         Owned             1.0            38.5
                                                                                  --------        --------
                               TOTAL FLORIDA                                           7.5           298.3
                                                                                  --------        --------

         GEORGIA
         Atlanta               Xavier Drive, SW                      Owned            11.1           476.7
         Atlanta               Lakewood Avenue, SW                   Owned             2.9           157.1
         Augusta               Laney-Walker Road                     Owned             1.1            48.3
         Atlanta               Westgate Parkway                      Owned            11.4           334.7
         Montezuma             South Airport Drive                   Owned             4.2           175.8
         Atlanta               Westgate Parkway                      Owned             6.9           201.6
         Thomasville           121 Roseway Drive                     Owned             6.9           202.9
                                                                                  --------        --------
                               TOTAL GEORGIA                                          44.5         1,597.1
                                                                                  --------        --------

         IDAHO
         Burley                U.S. Highway 30                       Owned            10.7           407.2
         Nampa                 4th Street North                      Owned             8.0           364.0
                                                                                  --------        --------
                               TOTAL IDAHO                                            18.7           771.2
                                                                                  --------        --------
         ILLINOIS
         Rochelle              AmeriCold Drive                       Owned             6.0           179.7
         East Dubuque          18531 U.S. Route 20 West              Owned             5.6           215.4
                                                                                  --------        --------
                               TOTAL ILLINOIS                                         11.6           395.1
                                                                                  --------        --------

         INDIANA
         Indianapolis          Arlington Avenue                      Owned             9.1           311.7
                                                                                  --------        --------

         IOWA
         Fort Dodge            Maple Drive                           Owned             3.7           155.8
         Bettendorf            State Street                          Owned             8.8           336.0
                                                                                  --------        --------
                               TOTAL IOWA                                             12.5           491.8
                                                                                  --------        --------

         KANSAS
         Wichita               North Mead                            Owned             2.8           126.3
         Garden City           2007 West Mary Street                 Owned             2.2            84.6
                                                                                  --------        --------
                               TOTAL KANSAS                                            5.0           210.9
                                                                                  --------        --------

         KENTUCKY
         Sebree                1541 U.S. Highway 41 North            Owned             2.7            79.4
                                                                                  --------        --------

         MAINE
         Portland              Read Street                           Owned             1.8           151.6
                                                                                  --------        --------

                                                                                                   SQUARE
                                                                     OWNED/        CUBIC FEET         FEET
              PROPERTY              LOCATION                         LEASED       (IN MILLIONS)  (IN THOUSANDS)
              --------              --------                         ------       ------------   --------------
         MASSACHUSETTS
         Gloucester            East Main Street                      Owned             1.9            95.5
         Gloucester            Railroad Avenue                       Owned             0.3            13.6
         Gloucester            Rogers Street                         Owned             2.8            95.2
         Gloucester            Rowe Square                           Owned             2.4           126.4
         Boston                Wildett Circle                        Owned             3.1           218.0
                                                                                  --------        --------
                               TOTAL MASSACHUSETTS                                     10.5          548.7
                                                                                  --------        --------

         MISSOURI
         Marshall              West Highway 20                       Owned             4.8           160.8
         Carthage              No. 1 Civil War Road                  Owned            42.0         2,564.7
                                                                                  --------        --------
                               TOTAL MISSOURI                                         46.8         2,725.5
                                                                                  --------        --------

         MISSISSIPPI
         West Point            751 West Churchill Road               Owned             4.7           180.8
                                                                                  --------        --------

         NEBRASKA
         Fremont               950 South Schneider Street            Owned             2.2            84.6
         Grand Island          East Roberts Street                   Owned             2.2           105.0
                                                                                  --------        --------
                               TOTAL NEBRASKA                                          4.4           189.6
                                                                                  --------        --------

         NEW YORK
         Syracuse              Farrell Road                          Owned            11.8           447.2
                                                                                  --------        --------

         NORTH CAROLINA
         Charlotte             West 9th Street                       Owned             1.0            58.9
         Charlotte             Exchange Street                       Owned             4.1           164.8
         Tarboro               Sara Lee Road                         Leased            4.9           147.4
                                                                                  --------        --------
                               TOTAL NORTH CAROLINA                                   10.0           371.1
                                                                                  --------        --------

         OHIO
         Massillon*            2140 17th Street SW                   Owned             5.5           163.2
                                                                                  --------        --------

         OKLAHOMA
         Oklahoma City         South Hudson                          Owned             0.7            64.1
         Oklahoma City         Exchange Street                       Owned             1.4            74.1
                                                                                  --------        --------
                               TOTAL OKLAHOMA                                          2.1           138.2
                                                                                  --------        --------

         OREGON
         Hermiston             Westland Avenue                       Owned             4.0           283.2
         Milwaukie             S.E. McLoughlin Blvd.                 Owned             4.7           196.6
         Salem                 Portland Road N.E.                    Owned            12.5           498.4
         Woodburn              Silverton Road                        Owned             6.3           277.4
         Brooks                Brooklake Road                        Owned             4.8           184.6
         Ontario               N.E. First Street                     Owned             8.1           238.2
                                                                                  --------        --------
                               TOTAL OREGON                                           40.4         1,678.4
                                                                                  --------        --------

         PENNSYLVANIA
         Leesport              RD2, Orchard Lane                     Owned             5.8           168.9
         Fogelsville           Mill Road                             Owned            21.6           683.9
                                                                                  --------        --------
                               TOTAL PENNSYLVANIA                                     27.4           852.8
                                                                                  --------        --------

                                                                                                   SQUARE
                                                                     OWNED/        CUBIC FEET         FEET
              PROPERTY              LOCATION                         LEASED       (IN MILLIONS)  (IN THOUSANDS)
              --------              --------                         ------       ------------   --------------
         SOUTH CAROLINA
         Columbia              Shop Road                             Owned             1.6            83.7
                                                                                  --------        --------

         SOUTH DAKOTA
         Sioux Falls           2300 East Rice Street                 Owned             2.9           111.5
                                                                                  --------        --------

         TENNESSEE
         Memphis               East Parkway South                    Owned             5.6           246.2
         Memphis               Spottswood Avenue                     Owned             0.5            36.8
         Murfreesboro          Stephenson Drive                      Owned             4.5           106.4
                                                                                  --------        --------
                               TOTAL TENNESSEE                                        10.6           389.4
                                                                                  --------        --------

         TEXAS
         Amarillo              10300 South East Third Street         Owned             3.2           123.1
         Ft. Worth             200 Railhead Drive                    Owned             3.4           102.0
                                                                                  --------        --------
                               TOTAL TEXAS                                             6.6           225.1
                                                                                  --------        --------

         UTAH
         Clearfield            South Street                          Owned             8.6           358.4
                                                                                  --------        --------

         VIRGINIA
         Norfolk               East Princess Anne Road               Owned             1.9            83.0
         Strasburg             545 Radio Station Rd                  Owned             6.8           200.0
                                                                                  --------        --------
                               TOTAL VIRGINIA                                          8.7           283.0
                                                                                  --------        --------

         WASHINGTON
         Burlington            South Walnut                          Owned             4.7           194.0
         Moses Lake            Wheeler Road                          Owned             7.3           302.4
         Walla Walla           14th Avenue South                     Owned             3.1           140.0
         Connell               West Juniper Street                   Owned             5.7           235.2
         Wallula               Dodd Road                             Owned             1.2            40.0
         Pasco                 Industrial Way                        Owned             6.7           209.0
                                                                                  --------        --------
                               TOTAL WASHINGTON                                       28.7         1,120.6
                                                                                  --------        --------

         WISCONSIN
         Tomah                 Route 2                               Owned             4.6           161.0
         Babcock               1524 Necedah Road                     Owned             3.4           111.1
         Plover                110th Street                          Owned             9.4           358.4
                                                                                  --------        --------
                               TOTAL WISCONSIN                                        17.4           630.5
                                                                                  --------        --------

                               TOTAL - OWNED/LEASED                                  438.9        17,495.1
                                                                                  ========        ========

                                                                                                     SQUARE
                                                                                   CUBIC FEET         FEET
              PROPERTY              LOCATION                         MANAGED      (IN MILLIONS)  (IN THOUSANDS)
              --------              --------                         -------      ------------   --------------
         FACILITIES MANAGED BY
         AMERICOLD LOGISTICS:
         ALABAMA
         Birmingham            4th Street, West                      Managed           0.1             0.1
                                                                                  --------        --------

         CALIFORNIA
         Ontario               Wanamaker Avenue                      Managed           3.2           122.0
         Ontario               Airport Drive                         Managed          13.5           450.0
         Wilmington            Coil Avenue                           Managed           4.5           173.1
                                                                                  --------        --------
                               TOTAL CALIFORNIA                                       21.2           745.1
                                                                                  --------        --------

         MINNESOTA
         Park Rapids           U.S. Highway 71 South                 Managed           5.9           173.5
                                                                                  --------        --------

         PENNSYLVANIA
         Bethlehem             2600 Brodhead Road                    Managed          16.1           473.5
         Bethlehem             4000 Miller Circle North              Managed           7.3           214.7
                                                                                  --------        --------
                               TOTAL PENNSYLVANIA                                     23.4           688.2
                                                                                  --------        --------

         SOUTH DAKOTA
         Sioux Falls           802 East Rice Street                  Managed           3.4           130.8
                                                                                  --------        --------

         TEXAS
         Ft. Worth             1006 Railhead Drive                   Managed          13.0           382.4
         Ft. Worth             1005 Railhead Drive                   Managed           7.6           223.5
                                                                                  --------        --------
                               TOTAL TEXAS                                            20.6           605.9
                                                                                  --------        --------
         CANADA
         ALBERTA
         Taber                                                       Managed           4.8           141.0
                                                                                  --------        --------

                               TOTAL-MANAGED                                          79.4         2,484.6
                                                                                  ========        ========

                      GRAND TOTAL-OWNED/LEASED AND MANAGED                           518.3        19,979.7
                                                                                  ========        ========


         *      New facility in 2000

ALEXANDER'S PROPERTIES

           The Company owns 33.1% of Alexander's outstanding common shares. The following table shows as of December 31, 2000 the location, approximate size and leasing status of each of the properties owned by Alexander's, excluding the Fordham Road property which was sold on January 12, 2001.

                                                                        APPROXIMATE
                                                                      LEASABLE SQUARE          AVERAGE
                                                     APPROXIMATE         FOOTAGE/             ANNUALIZED
                                                    AREA IN SQUARE       NUMBER               BASE RENT      PERCENT
LOCATION                                           FEET/OR ACREAGE      OF FLOORS            PER SQ. FOOT    LEASED
--------                                           ---------------      ---------            ------------    ------
OPERATING PROPERTIES
  NEW YORK:
Kings Plaza Regional Shopping
     Center--Brooklyn..........................      24.3 acres          766,000/4(1)(2)    $       30.73       91%
Rego Park--Queens..............................      4.8 acres           351,000/3(1)               29.02      100%




Flushing--Queens (3)...........................      44,975 SF           177,000/4(1)                  --        --
Third Avenue--Bronx............................      60,451 SF           173,000/4                   5.00      100%
                                                                       ---------
                                                                       1,467,000
                                                                       =========



                                                     SIGNIFICANT           LEASE
                                                   TENANTS (30,000      EXPIRATION/
                                                    SQUARE FEET OR        OPTION
LOCATION                                                MORE)           EXPIRATION
--------                                                -----           ----------
OPERATING PROPERTIES
  NEW YORK:
Kings Plaza Regional Shopping
     Center--Brooklyn..........................    Sears                 2023/2033
Rego Park--Queens..............................    Bed Bath &               2013
                                                     Beyond
                                                   Circuit City             2021
                                                   Marshalls             2008/2021
                                                   Sears                    2021
Flushing--Queens (3)...........................            --                 --
Third Avenue--Bronx............................    An affiliate             2023
                                                    of Conway

DEVELOPMENT PROPERTIES
  NEW YORK:
59th Street and Lexington Avenue--Manhattan....      84,420 SF                --

Rego Park II--Queens...........................      6.6 acres                --

  NEW JERSEY:
Paramus--New Jersey............................      30.3 acres               (4)


(1)      Excludes parking garages.

(2) Excludes 339,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc.

(3)      Leased by the Company through January 2027.

(4) Governmental approvals have been obtained to develop a shopping center at this site containing approximately 550,000 square feet.

Kings Plaza Regional Shopping Center:

           Alexander's has completed a renovation of the Mall in connection with the overall renovation of the Center at an estimated cost of $33,000,000, of which $27,893,000 has been expended as of December 31, 2000. The remainder of the Center renovation (the exterior) is expected to be completed in 2001.

59th Street and Lexington Avenue:

           Alexander's has completed the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include retail stores, offices, hotel space, extended-stay residences, residential rentals and parking; and a residential portion, consisting of condominium units. The capital required for the proposed building will be in excess of $650,000,000.

           If the residential portion of the property is developed, the air rights representing the residential portion would be transferred to a taxable REIT subsidiary, as a REIT is not permitted to sell condominiums without being subject to a 100% excise tax on the gain from the sale of such condominiums.

           While Alexander's anticipates that financing will be available after tenants have been obtained for these projects, there can be no assurance that such financing will be obtained, or if obtained, that such financings will be on terms that are acceptable. In addition, it is uncertain as to when these projects will commence.

Paramus:

           Alexander's may develop a shopping center of approximately 550,000 square feet on this site. The estimated cost of such development is approximately $100,000,000. Alexander's has received municipal approvals on tentative plans to develop the site. No redevelopment plans have been finalized.

     Fordham Road

           On January 12, 2001, Alexander's sold its Fordham Road property located in the Bronx, New York for $25,500,000, which resulted in a gain of $19,100,000. In addition, Alexander's paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from early extinguishment of debt of $3,500,000 in the first quarter of 2001.

HOTEL PENNSYLVANIA

           The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden. The Company intends to refurbish the Hotel. Under the terms of the mortgage on this property, in connection with the refurbishment, the Company has escrowed $24,000,000 in cash and $29,000,000 through letters of credit. The Hotel Pennsylvania consists of a hotel portion containing 800,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

           The following table presents rental information for the hotel:

                                  Year Ended December 31,
                                  -----------------------
                              2000         1999         1998
                              ----         ----         ----
Average occupancy rate          76%          80%          79%
Average daily rate            $114         $105         $ 99
REVPAR                        $ 87         $ 84         $ 78

           As of December 31, 2000, the property's retail and office space was 85% and 63% occupied. Twenty-five tenants occupy the retail and commercial space. Annual rent per square foot of retail and office space in 2000 was $45.00 and $17.00. In January 2001, as part of its plan to redevelop the retail portion of the Hotel, the Company paid $750,000 to the Sports Authority to terminate its 44,000 square foot lease which was scheduled to expire in 2009 and contained options to renew for an additional 15 years. In the year ended December 31, 2000, the Sports Authority paid the Company approximately $1,770,000 of rent.

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

      The following table sets forth the real estate owned by the limited partnerships and the Company's interest therein:

                                                                        Square Feet (in 000's)
                                                             ----------------------------------------------
                                                                               Newkirk            Vornado's
                                        Number of                             Ownership           Ownership
                                       Properties            Total             Interest           Interest
                                       ----------            -----             --------           --------
             Office.............           30                 8,399              4,507               1,352
             Retail.............          166                 6,963              3,736               1,121
             Other..............           14                 5,073              2,722                 817
                                      -------             ---------          ---------           ---------
                                          210                20,435             10,965               3,290
                                      =======             =========          =========           =========

      These properties are located throughout the United States. The tenant leases have a weighted average expiration of 2007 and contain ten to thirty year renewal options at fixed rates.

DRY WAREHOUSE/INDUSTRIAL PROPERTIES

      The Company's dry warehouse/industrial properties consist of eight buildings in New Jersey containing approximately 2.0 million square feet. At February 1, 2001 the occupancy rate of the properties was 90%. The average term of a tenant's lease is three to five years.

      The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past three years.


                                                                          Average Annual
                                    As of                                    Rent Per
                                December 31,           Occupancy Rate        Square Foot
                                ------------           --------------        -----------
                                     2000                    90%            $  3.52
                                     1999                    92%               3.37
                                     1998                    82%               3.19

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

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


                                                       PRINCIPAL OCCUPATION, POSITION AND OFFICE (CURRENT AND
NAME                            PAGE                DURING PAST FIVE YEARS WITH VORNADO UNLESS OTHERWISE STATED)
----                            ---                 ------------------------------------------------------------

Steven Roth................      59    Chairman of the Board, Chief Executive Officer and Chairman of the Executive
                                       Committee of the Board; the Managing General Partner of Interstate Properties, an
                                       owner of shopping centers and an investor in securities and partnerships; Chief
                                       Executive Officer of Alexander's, Inc. since March 1995 and a Director since 1989;
                                       Chairman and CEO of Vornado Operating since 1998.

Michael D. Fascitelli......      44    President and a Trustee since December 1996; Director of Alexander's, Inc. since
                                       December 1996; Director of Vornado Operating since 1998; Partner at Goldman, Sachs &
                                       Co. in charge of its real estate practice from December 1992 to December 1996; and
                                       Vice President at Goldman, Sachs & Co., prior to December 1992.

Melvyn H. Blum.............      54    Executive Vice President--Development since January 2000; Senior Managing Director at
                                       Tishman Speyer Properties in charge of its development activities in the United
                                       States from July 1998 to January 2000; and Managing Director of Development and
                                       Acquisitions at Tishman Speyer Properties prior to July 1998.

Michelle Felman............      38    Executive Vice President--Acquisitions since September 2000; Independent Consultant to Vornado from October 1997 to September 2000; Managing Director-Global Acquisitions
                                       and Business Development of GE Capital from 1991 to July 1997.

Irwin Goldberg.............      56    Vice President--Chief Financial Officer from January 1998 to February 2001; Vice
                                       President--Chief Financial Officer of Vornado Operating since 1998; Secretary and
                                       Treasurer of Alexander's Inc. since June 1999; Partner at Deloitte & Touche LLP from
                                       September 1978 to January 1998.

Joseph Hakim...............      52    Executive Vice President--Chief Operating Officer since September 2000; Chief
                                       Executive Officer of the Merchandise Mart Division since April 1998 (date of the
                                       Company's acquisition); President and Chief Executive Officer of Merchandise Mart
                                       Properties, Inc., the main operating subsidiary of Joseph P. Kennedy Enterprises,
                                       Inc. (the predecessor to the Merchandise Mart Division) from 1992 to April 1998.

Joseph Macnow..............      55    Executive Vice President--Finance and Administration since January 1998 and Chief
                                       Financial Officer since March 2001; Executive Vice President - Finance and
                                       Administration of Vornado Operating since 1998; Vice President-Chief Financial
                                       Officer from 1985 to January 1998; Vice President--Chief Financial Officer of
                                       Alexander's, Inc. since August 1995.

David R. Greenbaum.........      49    Chief Executive Officer of the New York Office Division since April 1997 (date of the
                                       Company's acquisition); President of Mendik Realty (the predecessor to the Mendik
                                       Division) from 1990 until April 1997.

Richard T. Rowan...........      54    Executive Vice President-Retail Real Estate Division since January 1982.

Christopher Kennedy........      37    President of the Merchandise Mart Division since September 2000; Executive Vice
                                       President of the Merchandise Mart Division from 1994 to September 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Vornado's common shares are traded on the New York Stock Exchange under the symbol "VNO".

      Quarterly price ranges of the common shares and dividends paid per share for the years ended December 31, 2000 and 1999 were as follows:


                                                        YEAR ENDED                                      YEAR ENDED
         QUARTER                                     DECEMBER 31, 2000                               DECEMBER 31, 1999
         -------                             ----------------------------------             -----------------------------------
                                             HIGH          LOW         DIVIDENDS             HIGH           LOW        DIVIDENDS
                                             ----          ---         ---------             ----           ---        ---------
         1st........................        $  35.25      $  29.88      $   .48             $  37.75      $  32.06       $   .44
         2nd........................           36.50         33.69          .48                39.50         33.06           .44
         3rd........................           40.75         35.50          .48                36.06         32.19           .44
         4th........................           38.94         33.38          .53                33.31         30.06           .48


      On February 1, 2001, the number of record holders of common shares of Vornado was 2,324.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                      YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                           2000             1999             1998             1997             1996
                                                           ----             ----             ----             ----             ----
(in thousands, except share and per share amounts)
OPERATING DATA
Revenues:
     Property rentals ............................   $   695,078      $   591,270      $   425,496      $   168,321     $    87,424
     Expense reimbursements ......................       120,056           96,842           74,737           36,652          26,644
     Other income ................................        11,398            8,846            9,627            4,158           2,819
                                                     -----------      -----------      -----------      -----------     -----------
Total Revenues ...................................       826,532          696,958          509,860          209,131         116,887
                                                     -----------      -----------      -----------      -----------     -----------
Expenses:
     Operating ...................................       318,360          282,118          207,171           74,745          36,412
     Depreciation and amortization ...............        99,846           83,585           59,227           22,983          11,589
     General and administrative ..................        47,911           40,151           28,610           13,580           5,167
     Amortization of officer's deferred
       compensation expense ......................            --               --               --           22,917           2,083
                                                     -----------      -----------      -----------      -----------     -----------
Total Expenses ...................................       466,117          405,854          295,008          134,225          55,251
                                                     -----------      -----------      -----------      -----------     -----------
Operating Income .................................       360,415          291,104          214,852           74,906          61,636
Income applicable to Alexander's .................        13,053            7,427            3,123            7,873           7,956
Income from partially-owned entities .............        90,404           82,310           32,025            4,658           1,855
Interest and other investment income .............        32,926           18,359           24,074           23,767           6,643
Interest and debt expense ........................      (170,273)        (141,683)        (114,686)         (42,888)        (16,726)
Net gain on sales of real estate .................        10,965               --               --               --              --
Net gain from condemnation proceeding ............            --               --            9,649               --              --
Minority interest:
    Perpetual preferred unit distributions .......       (62,089)         (19,254)            (756)              --              --
    Minority limited partnership earnings ........       (38,320)         (33,904)         (14,822)          (7,293)             --
    Partially-owned entities .....................        (1,965)          (1,840)            (605)              --              --
                                                     -----------      -----------      -----------      -----------     -----------
Income before extraordinary item .................       235,116          202,519          152,854           61,023          61,364
Extraordinary item ...............................        (1,125)              --               --               --              --
                                                     -----------      -----------      -----------      -----------     -----------
Net income .......................................       233,991          202,519          152,854           61,023          61,364
                                                                                                                        -----------
Preferred stock dividends ........................       (38,690)         (33,438)         (21,690)         (15,549)             --
                                                     -----------      -----------      -----------      -----------     -----------

Net income applicable to common shares ...........   $   195,301      $   169,081      $   131,164      $    45,474     $    61,364
                                                     ===========      ===========      ===========      ===========     ===========

   Income per share--basic(1) ....................   $      2.26      $      1.97      $      1.62      $       .83     $      1.26
   Income per share--diluted(1) ..................   $      2.20      $      1.94      $      1.59      $       .79     $      1.25
   Cash dividends declared for common shares .....   $      1.97      $      1.80      $      1.64      $      1.36     $      1.22

BALANCE SHEET DATA
   Total assets ..................................   $ 6,370,314      $ 5,479,218      $ 4,425,779      $ 2,524,089     $   565,204
   Real estate, at cost ..........................     4,294,842        3,921,507        3,315,891        1,564,093         397,298
   Accumulated depreciation ......................       393,787          308,542          226,816          173,434         151,049
   Debt ..........................................     2,656,897        2,048,804        2,051,000          956,654         232,387
   Shareholders' equity ..........................     2,078,720        2,055,368        1,782,678        1,313,762         276,257



                                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------------------------
                                                             2000           1999           1998          1997          1996
                                                             ----           ----           ----          ----          ----
(in thousands)

OTHER DATA
   Funds from operations(2):

     Net income applicable to common shares .........        $195,301     $169,081         $131,164          $45,474       $61,364

     Extraordinary item .............................           1,125           --               --               --            --
     Depreciation and amortization of real
        property ....................................          97,744       82,216           58,277           22,413        11,154
     Straight-lining of property rentals for rent
        escalations .................................         (28,893)     (22,881)         (14,531)          (3,359)       (2,676)
     Leasing fees received in excess of income
        recognized ..................................           1,259        1,705            1,339            1,733         1,805

     Net gain on sale of real estate ................         (10,965)          --               --               --            --
     Net gain from insurance settlement and
        condemnation proceedings ....................              --           --           (9,649)              --            --
     Appreciation/(depreciation) of securities
        held in officer's deferred compensation
        trust .......................................           4,765         (340)             340               --            --
     Gains on sale of securities available
       for sale .....................................              --         (383)            (898)              --            --
     Proportionate share of adjustments to equity
       in income of partially-owned entities
       to arrive at funds from operations:
         Temperature Controlled Logistics ...........          35,565       31,400           41,988            4,183            --

         Alexander's ................................              93        1,324            4,023           (2,471)       (2,331)

         Partially-owned office buildings ...........           2,926           50            3,561            2,891            --

         Hotel Pennsylvania .........................           5,779        4,866            4,083              457            --

         Charles E. Smith Commercial Realty L.P. ....          15,767       12,024            2,974            1,298            --

         Other ......................................           9,448        7,463              219               --            --
     Minority interest in partially owned entities in
        excess of preferential distributions ........         (16,445)      (9,020)          (3,991)              --            --
     Dilutive effect of Series A Preferred Stock
        dividends ...................................          21,689       16,268               --               --            --
                                                             --------     --------         --------          -------       -------
   Funds from operations ............................        $335,158     $293,773         $218,899          $72,619       $69,316
                                                             ========     ========         ========          =======       =======
   Cash flow provided by (used in):
     Operating activities ...........................        $249,921     $176,895         $189,406         $115,473       $70,703

     Investing activities ...........................        (699,375)    (494,204)      (1,257,367)      (1,064,484)       14,912

     Financing activities ...........................         473,813      262,131          879,815        1,215,269       (15,046)

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

(2) Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures employed by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by the National Association of Real Estate Investment Trusts ("NAREIT"). Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified from this definition to adjust primarily for (i) the effect of straight-lining of property rentals for rent escalations and leasing fee income, and (ii) the reversal of income taxes (benefit) which are considered non-recurring because of the conversion of Temperature Controlled Logistics Companies to REITs in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      ($ in thousands, except where indicated)

     OVERVIEW

      Below is a summary of net income and EBITDA(1) by segment for the years ended December 31, 2000, 1999, and 1998:

                                                                             December 31, 2000
                                          ------------------------------------------------------------------------------------------
                                                                                                          Temperature
                                                                                        Merchandise       Controlled
                                             Total         Office         Retail          Mart            Logistics      Other(2)
                                             -----         ------         ------          ----            ---------      --------

Total revenues .....................     $ 826,532      $ 472,527      $ 177,787      $ 155,213      $      --         $  21,005

Total expenses .....................       466,117        267,899         73,802         83,006             --            41,410
                                         ---------      ---------      ---------      ---------      ---------         ---------
Operating income ...................       360,415        204,628        103,985         72,207             --           (20,405)

Income applicable to Alexander's ...        13,053             --             --             --             --            13,053

Income from partially-owned entities        90,404         29,210            667          2,111          28,778(6)        29,638

Interest and other investment income        32,926          6,162             --          1,474             --            25,290

Interest and debt expense ..........      (170,273)       (62,162)       (53,180)       (38,566)            --           (16,365)

Net gain on sale of real estate ....        10,965          8,405          2,560             --             --                --

Minority interest ..................      (102,374)       (46,917)       (16,550)       (12,660)       (12,483)          (13,764)
                                         ---------      ---------      ---------      ---------      ---------         ---------
Income before extraordinary item ...       235,116        139,326         37,482         24,566         16,295            17,447

Extraordinary item .................        (1,125)            --         (1,125)            --             --                --
                                         ---------      ---------      ---------      ---------      ---------         ---------
Net income .........................       233,991        139,326         36,357         24,566         16,295            17,447

Extraordinary item .................         1,125             --          1,125             --             --                --

Minority interest ..................       102,374         46,917         16,550         12,660         12,483            13,764

Net gain on sale of real estate ....       (10,965)        (8,405)        (2,560)            --             --                --

Interest and debt expense (4) ......       260,573         96,224         55,741         38,566         27,424            42,618

Depreciation and amortization (4) ..       167,268         76,696         18,522         20,627         34,015            17,408

Straight-lining of rents (4) .......       (30,001)       (19,733)        (2,295)        (5,919)        (1,121)             (933)

Other ..............................        14,510             --         (1,654)         1,358          4,064(3)         10,742(7)
                                         ---------      ---------      ---------      ---------      ---------         ---------
EBITDA(1) ..........................     $ 738,875      $ 331,025      $ 121,786      $  91,858      $  93,160         $ 101,046
                                         =========      =========      =========      =========      =========         =========



                                                                             December 31, 2000
                                          ------------------------------------------------------------------------------------------
                                                                                                          Temperature
                                                                                        Merchandise       Controlled
                                             Total         Office         Retail          Mart            Logistics      Other(2)
                                             -----         ------         ------          ----            ---------      --------

Total revenues .....................     $ 696,958      $ 379,795      $ 170,538      $ 135,921      $      --      $  10,704

Total expenses .....................       405,854        227,680         74,062         74,624             --         29,488
                                         ---------      ---------      ---------      ---------      ---------      ---------
Operating income ...................       291,104        152,115         96,476         61,297             --        (18,784)

Income applicable to Alexander's ...         7,427             --             --             --             --          7,427

Income from partially-owned entities        82,310         19,055            938             --         36,722         25,595

Interest and other investment income        18,359          1,786             --            737             --         15,836

Interest and debt expense ..........      (141,683)       (49,624)       (27,635)       (29,509)            --        (34,915)

Minority interest ..................       (54,998)       (25,854)       (14,628)        (6,819)        (7,697)            --
                                         ---------      ---------      ---------      ---------      ---------      ---------
Net income .........................       202,519         97,478         55,151         25,706         29,025         (4,841)

Minority interest ..................       (54,998)       (25,854)       (14,628)        (6,819)        (7,697)            --
                                         ---------      ---------      ---------      ---------      ---------      ---------
Interest and debt expense (4) ......       226,253         82,460         30,249         29,509         27,520         56,515

Depreciation and amortization (4) ..       143,499         64,702         16,900         17,702         31,044         13,151

Straight-lining of rents (4) .......       (25,359)       (16,386)        (2,120)        (4,740)        (1,698)          (415)

Other ..............................         7,451            365             --             --         2,054(3)        5,032
                                         ---------      ---------      ---------      ---------      ---------      ---------
EBITDA(1) ..........................     $ 609,361      $ 254,473      $ 114,808      $  74,996      $  95,642      $  69,442
                                         =========      =========      =========      =========      =========      =========

      See supplemental information on page 61 for a summary of net income and EBITDA by segment for the three months ended December 31, 2000 and 1999.

                                                                             December 31, 1998
                                          ------------------------------------------------------------------------------------------
                                                                                                          Temperature
                                                                                        Merchandise       Controlled
                                             Total         Office         Retail          Mart            Logistics      Other(2)
                                             -----         ------         ------          ----            ---------      --------

Total revenues .....................     $ 509,860      $ 247,499      $ 167,155      $  86,521      $      --         $   8,685

Total expenses .....................       295,008        151,573         70,334         50,761             --            22,340
                                         ---------      ---------      ---------      ---------      ---------         ---------
Operating income ...................       214,852         95,926         96,821         35,760             --           (13,655)

Income applicable to Alexander's ...         3,123             --             --             --             --             3,123

Income from partially-owned entities        32,025         10,854            258         (1,969)        15,191             7,691

Interest and other investment income        24,074          4,467          2,159            639             --            16,809

Interest and debt expense ..........      (114,686)       (25,175)       (32,249)       (18,711)            --           (38,551)
Net gain from insurance settlement
    and condemnation proceeding ....         9,649             --             --             --             --             9,649

Minority interest ..................       (16,183)        (7,236)        (5,853)        (2,070)        (1,024)               --
                                         ---------      ---------      ---------      ---------      ---------         ---------
Net income .........................       152,854         78,836         61,136         13,649         14,167           (14,934)

Minority interest ..................        16,183          7,236          5,853          2,070          1,024                --

Interest and debt expense (4) ......       164,478         40,245         32,709         18,711         26,541            46,272

Depreciation and amortization (4) ..       104,299         39,246         15,520          9,899         33,117             6,517
Net gain from insurance Settlement
    and condemnation proceeding ....        (9,649)            --             --             --             --            (9,649)

Straight-lining of rents (4) .......       (16,132)        (6,845)        (3,203)        (4,882)            --            (1,202)

Other ..............................        15,055            (79)            --             --        8,872(3)            6,262(5)
                                         ---------      ---------      ---------      ---------      ---------         ---------
EBITDA(1) ..........................     $ 427,088      $ 158,639      $ 112,015      $  39,447      $  83,721         $  33,266
                                         =========      =========      =========      =========      =========         =========



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

(2) Other EBITDA is comprised of:


                                                      2000            1999           1998
                                                      ----            ----           ----

Investment in Newkirk Joint Ventures ..........     $  50,985      $  39,796      $   5,379
Investments in other partially-owned entities
  (Hotel Pennsylvania,*Alexander's and other) .        43,067         34,827         25,323
Investment Income .............................        25,290         15,836         16,809
Unallocated general and administrative expenses       (25,166)       (23,288)       (18,147)
Other .........................................         6,870          2,271          3,902
                                                    ---------      ---------      ---------
         Total ................................     $ 101,046      $  69,442      $  33,266
                                                    =========      =========      =========


* The commercial portion of the Hotel was wholly-owned as of August 5, 1999, and accordingly consolidated.

(3) Includes (i) the reversal of income taxes (benefit) which are considered non-recurring because of the conversion of the Temperature Controlled Logistics Companies to REIT's in 2000 and (ii) the add back of non-recurring unification costs.

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

(6) Net of $9,780 of rent not recognized as income.

(7) Includes the reversal of $4,765 of expenses in connection with a deferred compensation arrangement.

RESULTS OF OPERATIONS

  Years Ended December 31, 2000 and December 31, 1999

        Below are the details of the changes by segment in EBITDA.


                                                                                               Temperature
                                                                                Merchandise     Controlled
                                    Total         Office            Retail          Mart         Logistics           Other
                                  --------       --------          --------     -----------    -----------          --------
Year ended December 31, 1999      $609,361       $254,473          $114,808       $ 74,996       $ 95,642           $ 69,442
2000 Operations:
    Same store operations(1)        65,139         41,860             5,573         13,314         (2,482)(3)          6,874
    Acquisitions and other          64,375         34,692             1,405          3,548             --             24,730
                                  --------       --------          --------       --------       --------           --------
Year ended December 31, 2000      $738,875       $331,025          $121,786       $ 91,858       $ 93,160           $101,046
                                  ========       ========          ========       ========       ========           ========
    % increase in same
      store operations                10.7%          16.5%(2)           4.9%          17.8%          (2.6%)(3)           9.9%


(1) Represents operations, which were owned for the same period in each year.

(2) Same store percentage increase was 20.0% for the New York City office portfolio and 4.2% for the CESCR portfolio.

(3) Subsequent to March 11, 1999 (date the operations of the AmeriCold Logistics Company were sold), the Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics Company, its tenant, which leases the underlying temperature controlled warehouses used in its business. Prior to that date the Company reflected its equity in the operations.

                Total contractual rent was $35,672 and $160,494 for the fourth quarter and the year ended December 31, 2000, of which the tenant deferred $7,500 and $17,044. As at December 31, 2000, the balance of the tenant's deferred rent is as follows:


                                                                     The Company's
                                                            Total        Share
                                                           -------   -------------
                         2000:
                           Quarter ended December 31       $ 7,500      $ 4,500
                           Quarter ended September 30        4,800        2,880
                           Quarter ended June 30             4,744        2,846
                                                           -------      -------
                                                            17,044       10,226
                         1999:
                           Quarter ended December 31         5,400        3,240
                                                           -------      -------
                                                           $22,444      $13,466
                                                           =======      =======


                In addition to the amounts deferred above, $1,956 applicable to the receivable arising from the straight-lining of rents was also deferred in the year ended December 31, 2000.

                Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $4,500 of income from this tenant in the quarter ended December 31, 2000 and $9,780 in the year ended December 31, 2000.

                On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to, among other things, (i) reduce 2001's contractual rent to $146,000 (the same amount recognized as rental income in 2000's Funds from Operations), (ii) reduce 2002's contractual rent to $150,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500 to $9,500 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

Revenues

        The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $826,532 in the year ended December 31, 2000 compared to $696,958 in the prior year, an increase of $129,574. These increases by segment resulted from:


                                               Date of                                                  Merchandise
                                             Acquisition          Total        Office        Retail         Mart          Other
                                             -----------        --------      --------      --------    -----------      --------
Property Rentals:
  Acquisitions:
  7 West 34th Street ...................    November 2000       $  2,428      $  2,428      $     --      $     --       $     --
  33 North Dearborn Street .............    September 2000         1,535            --            --         1,535             --
  L.A. Mart ............................    October 2000           2,709            --            --         2,709             --
  595 Madison Avenue ...................    September 1999        10,195        10,195            --            --             --
  Hotel Pennsylvania (20%) .............    August 1999            4,638            --            --            --          4,638
  909 Third Avenue .....................    July 1999             16,223        16,223            --            --             --
  888 Seventh Avenue ...................    January 1999             765           765            --            --             --
  Student Housing Complex ..............    January 2000           4,227            --            --            --          4,227
  Leasing activity .....................                          61,088        46,780         3,354        12,021         (1,067)
                                                                --------      --------      --------      --------       --------
  Total increase in property
  rentals ..............................                         103,808        76,391         3,354        16,265          7,798
                                                                --------      --------      --------      --------       --------

Tenant expense reimbursements:
  Increase in tenant expense
    reimbursements due to
    acquisitions .......................                          10,733         9,071            --           899            763
  Other ................................                          12,481         8,319         2,484         1,510            168
                                                                --------      --------      --------      --------       --------
  Total increase in tenant expense
     reimbursements ....................                          23,214        17,390         2,484         2,409            931
                                                                --------      --------      --------      --------       --------
Other income ...........................                           2,552           963           719           618            252
                                                                --------      --------      --------      --------       --------
Total increase in revenues .............                        $129,574      $ 94,744      $  6,557      $ 19,292       $  8,981
                                                                ========      ========      ========      ========       ========


        The following sets forth certain information for properties the Company owns directly or indirectly, including leasing activity for space previously occupied:


                                                  Office                               Merchandise Mart
                                         ------------------------                   -----------------------   Temperature
                                         New York                                                             Controlled
                                           City          CESCR(1)      Retail       Office(2)    Showroom(2)   Logistics
                                         --------        --------      ------       ---------    -----------  -----------
(square feet and cubic feet in
thousands)
As of December 31, 2000:
  Square feet ......................       14,396         4,248        11,293         2,869         5,044        17,495
  Cubic feet .......................           --            --            --            --            --       438,900
  Number of properties .............           22            50            55             9             9            88
  Occupancy rate ...................           96%           98%           92%           90%           98%           95%
  Leasing Activity:
     For the year ended
       December 31, 2000:
        Square Feet ................        1,407           927           350           378           819            --
        Rent per Square Foot:
          Initial rent (3) .........      $ 45.91       $ 29.39       $ 14.73       $ 30.54       $ 16.61            --
          Prior escalated rent .....      $ 30.54       $ 25.97       $ 13.05       $ 22.99       $ 15.91            --
          Percentage increase ......           50%           13%           13%           33%            4%           --

As of December 31, 1999:
  Square feet ......................       14,028         3,623        11,960         2,414         4,174        16,998
  Cubic feet .......................           --            --            --            --            --       428,300
  Number of properties .............           22            39            56             7             7            89
  Occupancy rate ...................           95%           99%           92%           93%           98%           95%


(1)     Represents the Company's 34% interest.

(2) The office and showroom space is contained in the same mixed-use properties.

(3) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Expenses

        The Company's expenses were $466,117 in the year ended December 31, 2000, compared to $405,854 the prior year, an increase of $60,263. These increases by segment resulted from:


                                                                                      Merchandise
                                           Total           Office         Retail          Mart         Other
                                         --------         --------       --------     -----------     --------
Operating:
   Acquisitions ...................      $ 23,639         $ 16,743       $     --       $  2,310      $  4,586
   Same store operations ..........        12,603           13,374         (2,501)         2,294          (564)
                                         --------         --------       --------       --------      --------
                                           36,242           30,117         (2,501)         4,604         4,022
                                         --------         --------       --------       --------      --------
Depreciation and amortization:
   Acquisitions ...................         5,952            3,735             --            528         1,689
   Same store operations ..........        10,309            6,197          2,147          2,397          (432)
                                         --------         --------       --------       --------      --------
                                           16,261            9,932          2,147          2,925         1,257
                                         --------         --------       --------       --------      --------
General and Administrative:
   Appreciation  in value of
     Vornado shares and
     other securities held
     in officer's deferred
     compensation Trust ...........         5,105               --             --             --         5,105
   Other expenses .................         2,655(1)           170             94            853         1,538
                                         --------         --------       --------       --------      --------
                                            7,760              170             94            853         6,643
                                         --------         --------       --------       --------      --------
                                         $ 60,263         $ 40,219       $   (260)      $  8,382      $ 11,922
                                         ========         ========       ========       ========      ========


        (1) This increase primarily resulted from higher payroll and professional fees.

        Income applicable to Alexander's (loan interest income, equity in income
(loss) and depreciation) was $13,053 in the year ended December 31, 2000, compared to $7,427 in the prior year, an increase of $5,626. This increase resulted from interest income on higher outstanding loan balances to Alexander's.

        Income from partially-owned entities was $90,404 in the year ended December 31, 2000, compared to $82,310 in the prior year, an increase of $8,094. This increase by segment resulted from:


                                                                                                      Temperature
                                           Date of                                        Merchandise Controlled
                                         Acquisition   Total         Office      Retail       Mart     Logistics        Other
                                         -----------   -----         ------      ------   ----------  -----------       -----
Acquisitions:
  Newkirk Joint Ventures ...............    Various  $  4,604       $     --    $     --    $     --    $     --       $  4,604
  Other ................................    Various    (2,750)            --          --          --          --         (2,750)

Increase (decrease) in equity in income:
   Temperature Controlled
     Logistics .........................               (7,944)(1)         --          --          --      (7,944)(1)         --
   CESCR ...............................                6,907          6,907          --          --          --             --
   Hotel Pennsylvania ..................                2,977(2)          --          --          --          --          2,977(2)
   Partially-owned
     office buildings ..................                1,089          1,089          --          --          --             --
   Other ...............................                3,211          2,159        (271)      2,111          --           (788)
                                                     --------       --------    --------    --------    --------       --------
                                                     $  8,094       $ 10,155    $   (271)   $  2,111    $ (7,944)      $  4,043
                                                     ========       ========    ========    ========    ========       ========


(1) Reflects $9,780 of rent not recognized in the year ended December 31, 2000.

(2) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999, and accordingly consolidated.

        Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sales of marketable securities) was $32,926 for the year ended December 31, 2000, compared to $18,359 in the prior year, an increase of $14,567. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. (20% effective rate) on September 28, 2000.

        Interest and debt expense was $170,273 for the year ended December 31, 2000, compared to $141,683 in the prior year, an increase of $28,590. This increase resulted primarily from higher average outstanding balances and higher interest rates during the year.

        Net gain on sale of real estate of $10,965, resulted from (i) sale of three Texas shopping center properties on March 2, 2000, for $25,750, resulting in a gain of $2,560 and (ii) the sale of the Company's Westport Connecticut office property on August 30, 2000 for $24,000 resulting in a gain of $8,405.

        Minority interest was $102,374 for the year ended December 31, 2000, compared to $54,998 for the prior year, an increase of $47,376. This increase is primarily due to higher income.

        Preferred stock dividends were $38,690 for the year ended December 31, 2000, compared to $33,438 in the prior year, an increase of $5,252. The increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred Shares in March 1999 and Series C Cumulative Redeemable Preferred Shares in May 1999.

        The Company incurred an extraordinary loss of $1,125 in the first quarter of this year due to the write-off of unamortized financing costs in connection with a prepayment of debt.

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



                                                                                                 Temperature
                                                                                  Merchandise    Controlled
                                       Total          Office         Retail           Mart        Logistics      Other
                                      --------       --------       ---------     -----------    -----------    --------
Year ended December 31, 1998 ...      $427,088       $158,639       $ 112,015        $39,447       $83,721      $ 33,266
1999 Operations:
    Same store operations(1) ...        27,410         18,074           3,797          6,556            --        (1,017)
    Acquisitions and other .....       154,863         77,760          (1,004)        28,993        11,921        37,193
                                      --------       --------       ---------        -------       -------      --------
Year ended December 31, 1999 ...      $609,361       $254,473       $ 114,808        $74,996       $95,642      $ 69,442
                                      ========       ========       =========        =======       =======      ========
    % increase in same
      store operations .........           8.0%          11.4%            3.4%          16.6%       N/A(2)          (3.1)%

-----------------
(1)     Represents operations which were owned for the same period in each year.

(2) Not comparable because prior to March 11, 1999 (date the operations of the Temperature Controlled Logistics Companies were sold), the Company reflected its equity in the operations of the Temperature Controlled Logistics Companies. Subsequent thereto, the Company reflects its equity in the rent it receives from the Temperature Controlled Logistics Companies.

  Revenues

        The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $696,958 in the year ended December 31, 1999 compared to $509,860 in the prior year, an increase of $187,098. These increases by segment resulted from:


                                                 Date of                                                  Merchandise
                                               Acquisition          Total         Office        Retail        Mart          Other
                                               -----------         --------      --------      -------    -----------      -------
Property Rentals:
Acquisitions:
   595 Madison Avenue ....................     September 1999      $  4,202      $  4,202          $--           $--           $--
   Hotel Pennsylvania (20%) ..............     August 1999            2,670            --           --            --         2,670
   909 Third Avenue ......................     July 1999             11,626        11,626           --            --            --
   888 Seventh Avenue ....................     January 1999          22,683        22,683           --            --            --
   Market Square Complex .................     December 1998         13,303            --           --        13,303            --
   Mendik RELP Properties ................     December 1998         26,410        26,410           --            --            --
   20 Broad Street .......................     August 1998            8,112         8,112           --            --            --
   689 Fifth Avenue ......................     August 1998            2,152         2,152           --            --            --
   770 Broadway ..........................     July 1998              5,747         5,747           --            --            --
   40 Fulton Street ......................     June 1998              2,605         2,605           --            --            --
   Merchandise Mart Properties ...........     April 1998            27,227            --           --        27,227            --
   150 East 58th Street ..................     March 1998             2,403         2,403           --            --            --
   One Penn Plaza ........................     February 1998          5,478         5,478           --            --            --
   Westport ..............................     January 1998             274           274           --            --            --
                                                                   --------      --------      -------      --------       -------
                                                                    134,892        91,692           --        40,530         2,670

Leasing activity .........................                           30,426        25,090        2,935         2,806          (405)
                                                                   --------      --------      -------      --------       -------
Total increase in property rentals .......                          165,318       116,782        2,935        43,336         2,265
                                                                   --------      --------      -------      --------       -------

Tenant expense reimbursements:
Increase in tenant expense
   reimbursements due to acquisitions ....                           12,754         8,462           --         3,922           370
Other ....................................                            2,755           887          448         1,668          (248)
                                                                   --------      --------      -------      --------       -------
Total increase in tenant
   expense reimbursements ................                           15,509         9,349          448         5,590           122
                                                                   --------      --------      -------      --------       -------
Other income .............................                            6,271         6,165           --           474          (368)
                                                                   --------      --------      -------      --------       -------
Total increase in revenues ...............                         $187,098      $132,296      $ 3,383      $ 49,400       $ 2,019
                                                                   ========      ========      =======      ========       =======

  Expenses

        The Company's expenses were $405,854 in the year ended December 31, 1999, compared to $295,008 in the prior year, an increase of $110,846. These increases by segment resulted from:



                                                                                    Merchandise
                                           Total         Office       Retail            Mart         Other
                                         ---------       -------      -------       -----------      -------
Operating:
   Acquisitions ...................      $  68,828       $51,291      $    --         $ 15,946       $ 1,591
   Same store operations ..........          6,119         6,234        3,332           (3,316)         (131)
                                         ---------       -------      -------         --------       -------
                                            74,947        57,525        3,332           12,630         1,460
                                         ---------       -------      -------         --------       -------
Depreciation and amortization:
   Acquisitions ...................         17,498        11,180           --            5,756           562
   Same store operations ..........          6,860         4,654          334            2,047          (175)
                                         ---------       -------      -------         --------       -------
                                            24,358        15,834          334            7,803           387
                                         ---------       -------      -------         --------       -------
General and Administrative:
   Corporate expenses(2)  .........         11,593         2,748           62(1)         3,430         5,353

   Reduction in value of
     Vornado shares and
     other securities held
    in officer's deferred
     compensation trust ...........            (52)           --           --               --           (52)
                                         ---------       -------      -------         --------       -------
                                            11,541         2,748           62            3,430         5,301
                                         ---------       -------      -------         --------       -------
                                         $ 110,846       $76,107      $ 3,728         $ 23,863       $ 7,148
                                         =========       =======      =======         ========       =======

-----------------
(1) Retail general and administrative expenses are included in corporate expenses, which are not allocated.

(2) Of this increase: (i) $2,546 is attributable to acquisitions, (ii) $5,654 resulted from payroll, primarily for additional employees, and corporate office expenses, and (iii) $3,393 resulted from professional fees.

        Income applicable to Alexander's (loan interest income, equity in income
(loss) and depreciation) was $7,427 in the year ended December 31, 1999, compared to $3,123 in the prior year, an increase of $4,304. This increase resulted from lower equity in Alexander's income in the prior year due primarily to the write-off resulting from the razing of its building formerly located at its Lexington Avenue site.

        Income from partially-owned entities was $82,310 in the year ended December 31, 1999, compared to $32,025 in the prior year, an increase of $50,285. This increase by segment resulted from:


                                                                                                          Temperature
                                               Date of                                       Merchandise  Controlled
                                             Acquisition       Total    Office       Retail     Mart      Logistics     Other
                                             -----------      -------   -------      ------  -----------  -----------  -------
Acquisitions:
  CESCR ..................................   March 1999       $14,063   $14,063      $   --   $     --     $    --     $    --
  Newkirk Joint Ventures .................   July 98/Mar. 99   16,510        --          --         --          --      16,510
  Las Catalinas ..........................   November 1998        680        --         680         --          --          --
  Temperature Controlled
    Logistics ............................   June/July 1998     8,423        --          --         --       8,423          --
  Merchandise Mart
    Management Company ...................   April 1998          (207)       --          --       (207)         --          --
                                                              -------   -------      ------   --------     -------     -------
                                                               39,469    14,063         680       (207)      8,423      16,510
Increase (decrease) in equity in income:
   Temperature Controlled
     Logistics ...........................                     12,528        --          --         --      12,528(1)       --
   Hotel Pennsylvania ....................                      1,417        --          --         --          --       1,417(2)
   Partially-owned
     office buildings ....................                     (1,533)   (1,533)(3)      --         --          --          --
   Other .................................                     (1,596)   (4,329)         --      2,176         580         (23)
                                                              -------   -------      ------   --------     -------     -------
                                                              $50,285   $ 8,201      $  680   $  1,969     $21,531     $17,904
                                                              =======   =======      ======   ========     =======     =======


(1) Primarily reflects equity interest in lease payments (March 11, 1999-December 31, 1999) and equity interest in the operations (January 1, 1999-March 11, 1999) for 1999 in excess of equity in the operations of such companies in 1998.

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

SUPPLEMENTAL INFORMATION

           THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

        Below is a summary of net income and EBITDA by segment for the three months ended December 31, 2000 and 1999:


                                                               For The Three Months Ended December 31, 2000
                                          --------------------------------------------------------------------------------------
                                                                                                     Temperature
                                                                                     Merchandise     Controlled
                                           Total         Office          Retail          Mart         Logistics         Other(3)
                                          ---------     ---------       --------     -----------     -----------        --------
Total revenues ........................   $ 216,853     $ 120,942       $ 47,123       $ 43,048       $     --          $  5,740
Total expenses ........................     125,509        70,170         19,943         23,887             --            11,509
                                          ---------     ---------       --------       --------       --------          --------
Operating income ......................      91,344        50,772         27,180         19,161             --            (5,769)
Income applicable to Alexander's ......       5,590            --             --             --             --             5,590
Income from partially-owned entities ..      15,957         6,622           (320)        (2,641)         4,094(4)          8,202
Interest and other investment income ..      14,657         3,501             --            755             --            10,401
Interest and debt expense .............     (49,033)      (17,332)       (20,047)       (10,706)            --              (948)
Net Gain on sale of real estate .......          --            --             --             --             --                --
Minority interest .....................     (26,792)      (11,671)        (4,005)        (3,124)        (3,214)           (4,778)
                                          ---------     ---------       --------       --------       --------          --------
Income before extraordinary item ......      51,723        31,892          2,808          3,445            880            12,698
Extraordinary item ....................          --            --             --             --             --                --
                                          ---------     ---------       --------       --------       --------          --------
Net income ............................      51,723        31,892          2,808          3,445            880            12,698
Extraordinary item ....................          --            --             --             --             --                --
Minority interest .....................      26,792        11,671          4,005          3,124          3,214             4,778
Net Gain on sale of real estate .......          --            --             --             --             --                --
Interest and debt expense(2) ..........      70,755        25,160         20,663         10,706          6,478             7,748
Depreciation and amortization(2) ......      46,913        21,137          4,345          5,835          9,593             6,003
Straight-lining of rents(2) ...........      (5,860)       (3,916)          (318)        (1,396)          (136)              (94)
Other .................................       7,546           252         (1,923)         1,358          3,706(5)          4,153(6)
                                          ---------     ---------       --------       --------       --------          --------
EBITDA(1) .............................   $ 197,869     $  86,196       $ 29,580       $ 23,072       $ 23,735          $ 35,286
                                          =========     =========       ========       ========       ========          ========


                                                              For the Three Months Ended December 31, 1999
                                         ----------------------------------------------------------------------------------------
                                                                                                     Temperature
                                                                                       Merchandise   Controlled
                                           Total          Office          Retail          Mart        Logistics          Other(3)
                                         ---------       ---------       --------      -----------   -----------         --------
Total revenues .......................   $ 183,651       $ 103,942       $ 42,854       $ 33,210       $     --          $  3,645
Total expenses .......................     111,680          62,635         20,860         18,183             --            10,002
                                         ---------       ---------       --------       --------       --------          --------
Operating income .....................      71,971          41,307         21,994         15,027             --            (6,357)
Income applicable to Alexander's .....       2,476              --             --             --             --             2,476
Income (loss) from
   partially-owned entities ..........      24,015           5,442            298         (1,201)         8,760            10,716
Interest and other investment income .       5,779             494             --            171             --             5,114
Interest and debt expense ............     (35,697)        (14,180)        (6,032)        (8,178)            --            (7,307)
Minority interest ....................     (19,789)         (9,692)        (5,206)        (2,116)        (2,775)               --
                                         ---------       ---------       --------       --------       --------          --------
Net income ...........................      48,755          23,371         11,054          3,703          5,985             4,642
Minority interest ....................      19,789           9,692          5,206          2,116          2,775                --
Interest and debt expense(2) .........      58,346          23,289          6,681          8,178          7,430            12,768
Depreciation and amortization(2) .....      41,604          18,825          4,372          5,061          7,441             5,905
Straight-lining of rents(2) ..........      (5,294)         (3,268)          (119)        (1,236)          (527)             (144)
Other ................................       6,224             407             --             --          2,306(5)          3,511
                                         ---------       ---------       --------       --------       --------          --------
EBITDA(1) ............................   $ 169,424       $  72,316       $ 27,194       $ 17,822       $ 25,410          $ 26,682
                                         =========       =========       ========       ========       ========          ========


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

(3)     Other EBITDA is comprised of:


                                                  2000           1999
                                                --------       --------
Investment in Newkirk Joint Ventures .....      $ 13,151       $ 15,621
Investments in other partially-owned .....        16,250         12,706
  entities (Hotel Pennsylvania*,
  Alexander's and other)
Investment Income ........................        10,401          5,114
Unallocated general and administrative
   expenses ..............................        (7,505)        (7,723)
Other ....................................         2,989            964
                                                --------       --------
        Total ............................      $ 35,286       $ 26,682
                                                ========       ========

        * The commercial portion of the Hotel was wholly-owned as of August 5, 1999, and accordingly consolidated.

(4)     Net of $4,500 of rent not recognized as income.

(5) Includes the reversal of income taxes which are considered non-recurring because of the conversion of the Temperature Controlled Logistics Companies to REITs in 2000.

(6) Net of $2,272, the Company's share of the reversal of Alexander's stock appreciation rights expense.

        Below are the details of the changes by segment in EBITDA.


                                                                                                Temperature
                                                                                 Merchandise    Controlled
                                           Total         Office       Retail         Mart        Logistics         Other
                                         --------       -------       -------    -----------    -----------       -------
Three months ended
    December 31, 1999 .............      $169,424       $72,316       $27,194       $17,822       $ 25,410        $26,682
2000 Operations: ..................        12,898         8,923         1,414         2,102         (1,675)         2,134
    Same store operations(1) ......
    Acquisitions and other ........        15,547         4,957           972         3,148             --          6,470
                                         --------       -------       -------       -------       --------        -------
Three months ended December 31,
    2000...........................      $197,869       $86,196       $29,580       $23,072       $ 23,735        $35,286
                                         ========       =======       =======       =======       ========        =======
    % increase in same
      store operations ............           7.6%         12.3%          5.2%         11.8%          (6.6%)          8.0%


(1) Represents operations, which were owned for the same period in each year.

(2) Same Store percentage increase was 14.4% for the New York City office portfolio and 5.3% for the CESCR portfolio.

        The following table sets forth leasing activity for space previously occupied for the three months ended December 31, 2000:


                                         Office                               Merchandise Mart
                                 ----------------------                    ------------------------
                                 New York
(square feet in thousands)         City         CESCR(1)      Retail       Office(2)    Showroom(2)
                                 --------       --------      -------      ---------    -----------
Square Feet ................          325           335            25            13           111
Rent per Square Foot:
  Initial rent(3) ..........      $ 53.34       $ 30.61       $ 19.44       $ 21.93       $ 21.16
  Prior escalated rent .....      $ 30.12       $ 25.85       $ 12.81       $ 20.12       $ 21.29
  Percentage increase ......           77%           18%           52%            9%           --


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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

  Year Ended December 31, 2000

        Cash flows provided by operating activities of $249,921 was primarily comprised of (i) income of $233,991 and (ii) adjustments for non-cash items of $66,557 offset by (iii) the net change in operating assets and liabilities of $40,787 and (iv) the net gain on sale of real estate of $10,965. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $99,846 and (ii) minority interest of $102,374, partially offset by (iii) the effect of straight-lining of rental income of $32,206 and (iv) equity in net income of partially-owned entities and income applicable to Alexander's of $103,457.

        Net cash used in investing activities of $699,375 was primarily comprised of (i) capital expenditures of $171,782, (ii) investment in notes and mortgages receivable of $144,225, (iii) acquisitions of real estate of $199,860,
(iv) investments in partially-owned entities of $99,974, (v) cash restricted of $183,788, of which $173,500 represents funds escrowed in connection with a mortgage financing, partially offset by (vi) proceeds from the sale of real estate of $47,945 and distributions from partially-owned entities of $68,799.

        Below are the details of acquisitions of real estate, investments in partially-owned entities, investments in notes and mortgages receivable and capital expenditures.


                                                                            Debt        Value of
                                                               Cash        Assumed     Units Issued  Investment
                                                             --------      --------    ------------  ----------
Acquisitions of Real Estate:
   Student Housing Complex (90% Interest) .............      $  6,660      $ 17,640      $     --     $ 24,300
   33 North Dearborn Street ...........................        16,000        19,000            --       35,000
   7 West 34th Street .................................       128,000            --            --      128,000
   L.A. Mart ..........................................        44,000        10,000            --       54,000
   Other ..............................................         5,200            --            --        5,200
                                                             --------      --------      --------     --------
                                                             $199,860      $ 46,640      $     --     $246,500
                                                             ========      ========      ========     ========

Investments in Partially-Owned Entities:
   Vornado Ceruzzi Joint Venture (80% interest)  ......      $ 21,940      $     --      $     --     $ 21,940
   Additional investment in Newkirk Joint Ventures ....         1,334            --         9,192       10,526
   Loan to Alexander's ................................        15,000            --            --       15,000
   Alexander's - increase in investment to 33% ........         3,400            --            --        3,400
   Funding of Development Expenditures:
     Fort Lee (75% interest) ..........................        10,400            --            --       10,400
     Park Laurel (80% interest) .......................        47,900            --            --       47,900
                                                             --------      --------      --------     --------
                                                             $ 99,974      $     --      $  9,192     $109,166
                                                             ========      ========      ========     ========
Investments in Notes and Mortgages receivable:
   Loan to NorthStar Partnership L.P. .................      $ 65,000      $     --      $     --     $ 65,000
   Loan to Primestone Investment Partners, L.P. .......        62,000            --            --       62,000
   Advances to Vornado Operating Company ..............        15,251            --            --       15,251
   Other ..............................................         1,974            --            --        1,974
                                                             --------      --------      --------     --------
                                                             $144,225      $     --      $     --     $144,225
                                                             ========      ========      ========     ========




                                                                New York                   Merchandise
                                                     Total     City Office      Retail        Mart       Other
                                                   --------    -----------     -------     -----------   -------
Capital expenditures:
   Expenditures to maintain the assets ......      $ 33,113      $ 15,661      $   414      $11,437      $ 5,601
   Tenant allowances ........................        60,850        51,017        3,307        6,301          225
                                                   --------      --------      -------      -------      -------
   Total recurring capital expenditures .....        93,963        66,678        3,721       17,738        5,826
   Redevelopment and development
     expenditures ...........................        63,348        40,124        3,600       19,624           --
   Corporate ................................        14,471            --           --           --       14,471
                                                   --------      --------      -------      -------      -------
                                                   $171,782      $106,802      $ 7,321      $37,362      $20,297
                                                   ========      ========      =======      =======      =======


        In addition to the expenditures noted above, the Company recorded leasing commissions of $26,133 in the year ended December 31, 2000, of which $24,333 was attributable to New York City Office properties, $647 was attributable to Retail properties and $1,153 was attributable to Merchandise Mart properties.

        Net cash provided by financing activities of $473,813 was primarily comprised of (i) proceeds from borrowings of $1,195,108, (ii) proceeds from issuance of preferred units of $204,750, partially offset by, (iii) repayments of borrowings of $633,655, (iv) dividends paid on common shares of $168,688 (v) dividends paid on preferred shares of $35,815, and (vi) distributions to minority partners of $80,397.

  Year Ended December  31, 1999

        Cash flows provided by operating activities of $176,895 were comprised of (i) net income of $202,519 and (ii) adjustments for non-cash items of $26,686 offset by (iii) the net change in operating assets and liabilities of $50,907 (primarily prepaid expenses). The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $83,585 and (ii) minority interest of $54,998, partially offset by (iii) the effect of straight-lining of rental income of $29,587 and (iv) equity in income of partially-owned entities of $82,310.

        Net cash used in investing activities of $494,204 was primarily comprised of (i) capital expenditures of $153,591 (see detail below), (ii) investment in mortgage loans receivable of $59,787 (including $41,200 loan to CAPI and $18,587 loan to Vornado Operating Company), (iii) acquisitions of real estate of $224,654 (see detail below) and (iv) investments in partially-owned entities of $118,409 (see detail below), partially offset by (v) the use of cash restricted for tenant improvements of $13,624, (vi) proceeds from the sale of Temperature Controlled Logistics assets of $22,769 and (vii) proceeds from the repayment of mortgage loans receivable of $20,751 (of which $14,000 is from Vornado Operating Company).

        Acquisitions of real estate and investments in partially-owned entities are comprised of:



                                                                       Debt        Value of
                                                         Cash        Assumed     Units Issued   Investment
                                                       --------      --------    ------------   ----------
Real Estate:
   595 Madison Avenue ...........................      $125,000      $     --      $     --      $125,000
   909 Third Avenue .............................        12,400       109,000         1,600       123,000
   888 Seventh Avenue ...........................        45,000        55,000            --       100,000(1)
   GreenPoint leasehold interest ................        37,300            --            --        37,300
   Other ........................................         4,954            --            --         4,954
                                                       --------      --------      --------      --------
                                                       $224,654      $164,000      $  1,600      $390,254
                                                       ========      ========      ========      ========
Investments in Partially Owned Entities:
   Charles E. Smith Commercial Realty L.P.:
     Increase in investment to 34% ..............      $     --      $     --      $242,000      $242,000
     Reacquired units from Vornado Operating
       Company ..................................        13,200            --            --        13,200
     Crystal City hotel land ....................            --            --         8,000         8,000
   Additional investment in Newkirk Joint
     Ventures ...................................        16,420            --        50,500        66,920
   Hotel Pennsylvania - increase in investment
     to 100% ....................................        18,000        24,000            --        42,000
   Alexander's - increase in investment to 32% ..         8,956            --            --         8,956
   Loan to Alexander's ..........................        50,000            --            --        50,000
   Loan to Temperature Controlled Logistics .....         9,000            --            --         9,000
   Other ........................................         2,833            --            --         2,833
                                                       --------      --------      --------      --------
                                                       $118,409      $ 24,000      $300,500      $442,909
                                                       ========      ========      ========      ========

-----------
(1) Total consideration for 888 Seventh Avenue was $117,000 of which $17,000 was expended in 1998.

Capital expenditures were comprised of:


                                                                 New York
                                                                   City                      Merchandise
                                                     Total        Office          Retail        Mart         Other
                                                    --------     --------         -------    -----------    ------
Expenditures to maintain the assets ..........      $ 27,251      $13,176         $ 1,945      $ 8,221      $3,909
Tenant allowances ............................        40,242       20,890             927       18,384          41
Redevelopment and Development expenditures ...        86,098       52,288(1)       19,281       14,529          --
                                                    --------      -------         -------      -------      ------
                                                    $153,591      $86,354         $22,153      $41,134      $3,950
                                                    ========      =======         =======      =======      ======

-----------------

(1) Includes $27,544 to buyout the tenant's lease on 28,000 square feet of office space at 640 Fifth Avenue, thereby permitting re-leasing for retail use and $24,744 for the refurbishment of 770 Broadway.

        In addition to the expenditures noted above, the Company recorded leasing commissions of $16,853 in the year ended December 31, 1999, of which $14,003 was attributable to New York City Office properties, $638 was attributable to Retail properties and $2,212 was attributable to Merchandise Mart properties.

        Net cash provided by financing activities of $262,131 was primarily comprised of (i) proceeds from issuance of preferred shares of $192,953, (ii) proceeds from issuance of preferred units of $525,013 and (iii) proceeds from borrowings of $455,000 partially offset by, (iv) repayments of borrowings of $668,957, (v) dividends paid on common shares of $153,223, (vi) dividends paid on preferred shares of $30,563, and (vii) distributions to minority partners of $52,491.

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

        Net cash used in investing activities of $1,257,367 was primarily comprised of (i) acquisitions of real estate of $896,800 (see detail below),
(ii) investments in partially-owned entities of $308,000 (see detail below),
(iii) capital expenditures of $68,085 (see detail below) and investments in securities of $73,513 (including purchase of Capital Trust Preferred Stock of $48,700), partially offset by (iv) proceeds from the repayment of mortgage loans receivable of $57,600.

        Acquisitions of real estate and investments in partially-owned entities were comprised of:


                                                                                      Value of
                                                                         Debt         Shares or
                                                            Cash        Assumed      Units Issued     Investment
                                                          --------      --------     ------------     ----------
Real Estate:
   Merchandise Mart Properties .....................      $187,000      $327,000      $  116,000      $  630,000
   One Penn Plaza ..................................       317,000        93,000              --         410,000
   770 Broadway ....................................       131,000            --          18,000         149,000
   150 East 58th Street ............................       118,000            --              --         118,000
   40 Fulton Street ................................        38,000            --              --          38,000
   888 Seventh Avenue ..............................        17,000            --              --          17,000(1)
   689 Fifth Avenue ................................        33,000            --              --          33,000
   Mendik RELP Properties ..........................        31,000        46,000          29,000         106,000
   Market Square Complex ...........................        11,000        60,000          44,000         115,000
   Other ...........................................        13,800            --              --          13,800
                                                          --------      --------      ----------      ----------
                                                          $896,800      $526,000      $  207,000      $1,629,800
                                                          ========      ========      ==========      ==========
Investments in Partially-Owned Entities:
   Hotel Pennsylvania (acquisition of
   additional 40% interest increasing
   ownership to 80%) ...............................      $ 22,000      $ 48,000      $       --      $   70,000
   570 Lexington Avenue (increased interest from
     5.6% to approximately 50%) ....................        32,300         4,900              --          37,200
   Acquisition of Freezer Services, Inc.
     (60% interest) ................................        58,000        16,000           6,000          80,000
   Reduction in Temperature Controlled Logistics ...
   Companies debt (60% interest) ...................        44,000            --              --          44,000
   Acquisition of Carmar Group (60% interest) ......        86,400         8,400              --          94,800
   Investment in Newkirk Joint Ventures ............        56,000            --              --          56,000
   Las Catalinas Mall (50% interest) ...............            --        38,000              --          38,000
   Other ...........................................         9,300            --              --           9,300
                                                          --------      --------      ----------      ----------
                                                          $308,000      $115,300      $    6,000      $  429,300
                                                          ========      ========      ==========      ==========

------------------------
(1)     Acquisition was completed in 1999 for a total of $117,000.

Capital expenditures were comprised of:


                                                             New
                                                          York City                Merchandise
                                               Total       Office       Retail         Mart       Other
                                              -------     ---------     -------    -----------    ------
Expenditures to maintain the assets ....      $14,460      $ 4,975      $ 3,138      $ 5,273      $1,074
Tenant allowances ......................       53,625       46,187        2,397        5,041          --
                                              -------      -------      -------      -------      ------
                                              $68,085      $51,162      $ 5,535      $10,314      $1,074
                                              =======      =======      =======      =======      ======


        In addition to the expenditures noted above, the Company recorded leasing commissions of $17,142 in the year ended December 31, 1998, of which $13,299 was attributable to New York City Office properties, $763 was attributable to Retail properties and $3,080 was attributable to Merchandise Mart properties.

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

Funds from Operations for the Years Ended December 31, 2000 and 1999

        Funds from operations was $335,158 in the year ended December 31, 2000, compared to $293,773 in the prior year, an increase of $41,385. The following table reconciles funds from operations and net income:

                                                                            YEAR ENDED DECEMBER 31,
                                                                          -------------------------
                                                                             2000            1999
                                                                          ---------       ---------
Net income applicable to common shares .................................. $ 195,301       $ 169,081
Extraordinary item ......................................................     1,125              --
Depreciation and amortization of real property ..........................    97,744          82,216
Straight-lining of property rentals for rent escalations ................   (28,893)        (22,881)
Leasing fees received in excess of income recognized ....................     1,259           1,705
Appreciation (depreciation) of securities held in officer's deferred
   Compensation trust ...................................................     4,765            (340)
Net gain on sale of real estate .........................................   (10,965)             --
Gains on sale of securities available for sale ..........................        --            (383)
Proportionate share of adjustments to equity in income of
   partially-owned entities to arrive at funds from operations ..........    69,578          57,127
Minority interest in excess of preferential distributions ...............   (16,445)         (9,020)
                                                                          ---------       ---------
                                                                            313,469         277,505
Series A Preferred Stock dividends ......................................    21,689          16,268
                                                                          ---------       ---------
Funds from operations ................................................... $ 335,158       $ 293,773
                                                                          =========       =========

The number of shares that should be used for determining funds from operations per share is as follows:

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                  2000         1999
                                               --------      ----------
        Weighted average shares used for
            determining diluted income
            per share .........................  88,692       87,287
            Series A preferred shares .........   8,018        6,015
                                                 ------       ------
        Shares used for determining diluted
            funds from operations
            per share .........................  96,710       93,302
                                                 ======       ======

        Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures reported by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by NAREIT. Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified from this definition to adjust primarily for
(i) the effect of straight-lining of property rentals for rent escalations and leasing fee income, and (ii) the reversal of income taxes (benefit) which are considered non-recurring because of the conversion of Temperature Controlled Logistics Companies to REITs in 2000.

        Below are the cash flows provided by (used in) operating, investing and financing activities:

                                    YEAR ENDED DECEMBER 31,
                                   --------------------------
                                      2000            1999
                                   ---------       ---------
        Operating activities ..... $ 249,921       $ 176,895
                                   =========       =========
        Investing activities ..... $(699,375)      $(494,204)
                                   =========       =========
        Financing activities ..... $ 473,813       $ 262,131
                                   =========       =========

    Certain Cash Requirements

        The Company has budgeted approximately $101,017 for capital expenditures (excluding acquisitions) over the next year as follows:

                                                                                             Temperature
                                                    New York                   Merchandise   Controlled
                                       Total      City Office      Retail         Mart        Logistics         Other
                                      --------    -----------     --------     -----------   -----------       --------
        Expenditures to maintain      $ 66,036      $ 21,969      $  5,580      $ 14,018      $  5,700(1)      $ 18,769(2)
          the assets
        Tenant allowances               34,981        21,349         1,847        11,785            --            --
                                      --------      --------      --------      --------      --------         --------
                                      $101,017      $ 43,318      $  7,427      $ 25,803      $  5,700         $ 18,769
                                      ========      ========      ========      ========      ========         ========

-----------------

(1) Represents the Company's 60% share of the Vornado/Crescent Partnerships obligation to fund $9,500 of capital expenditures per annum.

(2)   Includes $11,269 in connection with the Hotel Pennsylvania.

        In addition to the expenditures noted above, the Company has budgeted leasing commissions of $12,900, of which $11,000 attributable to New York City Office properties and $1,900 is attributable to Merchandise Mart properties.

        Tenant allowances and leasing commissions for the New York City Office properties approximate $17.00 per square foot for renewal space and $42.00 per square foot for vacant space. Historically, approximately two-thirds of existing tenants renew their leases.

        In addition to the capital expenditures reflected above, the Company is currently engaged in or considering certain development and redevelopment projects for which it has budgeted approximately $258.8 million to be expended as outlined in the "Development and Redevelopment Projects" section of Item 1--Business. The $258.8 million does not include amounts for other projects which are also included in the "Development and Redevelopment Projects" section of Item 1 -Business, as no budgets for them have been finalized. There can be no assurance that any of the above projects will be ultimately completed, completed on time or completed for the budgeted amount.

        No cash requirements have been budgeted for the capital expenditures and amortization of debt of Alexander's, CESCR, or Newkirk, which are partially owned by the Company. These investees are expected to fund their own cash requirements. Alexander's is prohibited by its loan agreements from paying dividends. In 2001, the Company expects to receive at a minimum, preferred distributions from CESCR of approximately $15 million (a blended yield of 6.2%) and common distributions of approximately $4.1 million based on 2000's dividend rate. The minimum preferred distribution rate increases from 6.2% in 2001 to 6.46% in 2002 and 6.5% thereafter. Further, the Company will receive distributions of approximately $8.5 million from its investment in the Newkirk Joint Ventures.

Financing Activities

CORPORATE

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

        On March 21, 2000, the Company renewed its $1,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.66% at December 31, 2000). The Company paid origination fees of $6,700 and pays a commitment fee quarterly of .20% per annum on the facility amount.

        On May 1, 2000 the Company sold an aggregate of $21,000 of 8.25% Series D-6 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $20,475. The Perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 1, 2005.

        On May 25, 2000 the Company sold an aggregate of $180,000 of 8.25% Series D-7 Cumulative Redeemable Preferred Units in the Operating Partnership to institutional investor in a private placement, resulting in net proceeds of approximately $175,500. The Perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 25, 2005.

        On December 8, 2000, the Company sold an aggregate of $9,000 of 8.25% Series D-8 Cumulative Redeemable Preferred Units in the Operating Partnership to institutional investors in a private placement, resulting in net proceeds of approximately $8,775. The Perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on December 8, 2005.

OFFICE

        On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90,000. Of the proceeds received, the Company repaid the existing debt of $65,000. The new 3-year debt matures on February 28, 2003 and bears interest at Libor + 1.45% (8.21% at December 31, 2000).

        On August 11, 2000, the Company completed a $173,500 mortgage financing, cross-collaterized by its 770 Broadway and 595 Madison Avenue office buildings. The loan bears interest at LIBOR + .40% (7.16% at December 31, 2000) and matures on August 1, 2002. At December 31, 2000, the proceeds of the loan are in a restricted mortgage escrow account, which bears interest at the same rate as the loan.

        On January 11, 2001, the Company completed a $105,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.6% and matures on January 1, 2006. A portion of the proceeds received were used to repay the then existing mortgage of $55,000.


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

ACQUISITION ACTIVITY

        As a result of acquisitions, the book value of the Company's assets have grown from $5,479,218 at December 31, 1999 to $6,370,314 at December 31, 2000.

World Trade Center

        On February 22, 2001, the Company entered into a 20-day exclusive negotiation period with the Port Authority of NY & NJ to complete the contract and associated documents for the net lease of the 11 million square foot World Trade Center complex in New York. The 99-year net lease of the World Trade Center has been valued by the Port Authority's advisors at approximately $3.25 billion. The Board of the Commissioners of the Port Authority has instructed their staff and advisors to present the final contract for approval at a special Port Authority Board meeting scheduled for March 14, 2001. In connection therewith, the Company has provided the Port Authority with a $100 million refundable and non-drawable letter of credit.



        The Company's future success will be affected by its ability to integrate the assets and businesses it acquires and to effectively manage those assets and businesses. The Company currently expects to continue to grow at a relatively fast pace. However, its ability to do so will be dependent on a number of factors, including, among others, (a) the availability of reasonably priced assets that meet the Company's acquisition criteria and (b) the price of the Company's common shares, the rates at which the Company is able to borrow money and, more generally, the availability of financing on terms that, in the Company's view, make such acquisitions financially attractive.

RECENTLY ISSUED ACCOUNTING STANDARDS

        The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

        In 2001, the Company will reclassify a previously recognized charge of approximately $4,000, from other comprehensive income to income, relating to the mark-to-market on public and private technology company warrants, as the cumulative effect of adopting Statement 133. The Company does not currently anticipate utilizing hedge accounting for its derivative positions following the adoption of Statement 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

($ in thousands, except per share amounts)

                                                          2000                             1999
                                       ---------------------------------------    -----------------------
                                                        Weighted     Effect of                   Weighted
                                                         Average     1% Change                   Average
                                       December 31,     Interest      In Base     December 31,   Interest
                                         Balance          Rate         Rates        Balance        Rate
                                       -----------      --------    ----------    -----------    ---------
Wholly-owned debt:
      Variable rate.............       $1,593,751         8.00%     $15,938(1)    $1,275,168        7.59%
      Fixed rate................        1,063,146         7.61%             --       773,636        7.02%
                                       ----------                   ----------    ----------
                                       $2,656,897                       15,938    $2,048,804
                                       ==========                   ----------    ==========
Partially-owned debt:
      Variable rate.............       $  204,462         8.40%          2,045    $   85,380        8.02%
      Fixed rate................        1,123,926         7.54%             --     1,109,185        7.72%
                                       ----------                   ----------    ----------
                                       $1,328,388                        2,045    $1,194,565
                                       ==========                   ----------    ==========

Minority interest...............                                        (2,608)
                                                                    ----------
Total decrease in the
  Company's annual net income...                                    $   15,375
                                                                    ==========
    Per share-diluted...........                                    $      .17
                                                                    ==========

        The fair value of the Company's debt at December 31, 2000, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt approximates its carrying value.

        In July 1998, the Company entered into an interest rate cap agreement to reduce the impact of changes in interest rates on its $275,000 One Penn Plaza loan. The agreement caps the Company's interest rate in the event that LIBOR increases above 8.5% through January 20, 2000 and 9% thereafter, until the termination date of the cap agreement on July 30, 2001 (the debt matures in June
2002). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate cap agreement. However, the Company does not anticipate nonperformance by the counterparty. The fair value of the interest rate cap agreement at December 31, 2000 approximates its cost.

        On September 21, 1999, the Company bought an interest rate cap, capping the interest rate on its $250,000 Merchandise Mart loan in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap to a third party on the same terms as the cap the Company purchased.


---------------

(1) Excludes the effect of a $173,500 mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties, as the proceeds are in a restricted mortgage escrow account which bears interest at the same rate as the loan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
Independent Auditors' Report.................................................................      70
Consolidated Balance Sheets at December 31, 2000 and 1999....................................      71
Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.......      72
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999
   and 1998..................................................................................      73
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998...      75
Notes to Consolidated Financial Statements...................................................      76

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

        We have audited the accompanying consolidated balance sheets of Vornado Realty Trust as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 1, 2001

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                                                         DECEMBER 31,
                                                                                                 ----------------------------
                                                                                                    2000              1999
                                                                                                 -----------       -----------
(amounts in thousands, except share and per share amounts)

                                  ASSETS
Real estate, at cost:
  Land ....................................................................................      $   870,023       $   826,477
  Buildings and improvements ..............................................................        3,395,024         3,080,174
  Leasehold improvements and equipment ....................................................           29,795            14,856
                                                                                                 -----------       -----------
       Total ..............................................................................        4,294,842         3,921,507
  Less accumulated depreciation and amortization ..........................................         (393,787)         (308,542)
                                                                                                 -----------       -----------
       Real estate, net ...................................................................        3,901,055         3,612,965
Cash and cash equivalents, including U.S. government obligations under
  repurchase agreements of $27,793 and $43,675 ............................................          136,989           112,630
Escrow deposits and restricted cash .......................................................          214,359            30,571
Marketable securities .....................................................................          120,340           106,503
Investments and advances to partially-owned entities, including
  Alexander's of $178,413 and $159,148 ....................................................        1,459,211         1,315,387
Due from officers .........................................................................           20,549            17,190
Accounts receivable, net of allowance for doubtful accounts
  of $9,343 and $7,292 ....................................................................           47,937            36,408
Notes and mortgage loans receivable .......................................................          188,722            49,719
Receivable arising from the straight-lining of rents ......................................          111,504            79,298
Deposits in connection with real estate acquisitions ......................................            3,309             8,128
Other assets ..............................................................................          166,339           110,419
                                                                                                 -----------       -----------
                                                                                                 $ 6,370,314       $ 5,479,218
                                                                                                 ===========       ===========
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable ...............................................................      $ 2,231,897       $ 1,681,804
Revolving credit facility .................................................................          425,000           367,000
Accounts payable and accrued expenses .....................................................          130,464           107,036
Officer's compensation payable ............................................................           38,424            34,996
Deferred leasing fee income ...............................................................            7,852             8,349
Other liabilities .........................................................................            1,798             2,634
                                                                                                 -----------       -----------
  Total liabilities .......................................................................        2,835,435         2,201,819
                                                                                                 -----------       -----------
Minority interest of unitholders in the Operating Partnership .............................        1,456,159         1,222,031
                                                                                                 -----------       -----------
Commitments and contingencies
Shareholders' equity:
  Preferred shares of beneficial interest:
    no par value per share; authorized 45,000,000 shares;
    Series A:  liquidation preference $50.00 per share; issued and
      outstanding 5,789,239 shares ........................................................          288,507           285,632
    Series B:  liquidation preference $25.00 per share; issued and
      outstanding 3,400,000 shares ........................................................           81,805            81,805
    Series C:  liquidation preference $25.00 per share; issued and
      outstanding 4,600,000 shares ........................................................          111,148           111,148
  Common shares of beneficial interest: $.04 par value per share;
   authorized, 150,000,000 shares; issued and outstanding, 86,803,770 and
   86,335,741 shares ......................................................................            3,472             3,453
  Additional capital ......................................................................        1,709,284         1,696,557
  Accumulated deficit .....................................................................          (90,366)         (116,979)
                                                                                                 -----------       -----------
                                                                                                   2,103,850         2,061,616
  Accumulated other comprehensive loss ....................................................          (20,426)           (1,448)
  Due from officers for purchase of common shares of beneficial interest ..................           (4,704)           (4,800)
                                                                                                 -----------       -----------
       Total shareholders' equity .........................................................        2,078,720         2,055,368
                                                                                                 -----------       -----------
                                                                                                 $ 6,370,314       $ 5,479,218
                                                                                                 ===========       ===========



                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                   2000           1999           1998
                                                                ---------       ---------       ---------
(amounts in thousands, except per share amounts)
Revenues:
   Property rentals ......................................      $ 695,078       $ 591,270       $ 425,496
   Expense reimbursements ................................        120,056          96,842          74,737
   Other income (including fee income from
       related parties of $1,978, $1,857 and $2,327) .....         11,398           8,846           9,627
                                                                ---------       ---------       ---------
Total revenues ...........................................        826,532         696,958         509,860
                                                                ---------       ---------       ---------
Expenses:
   Operating .............................................        318,360         282,118         207,171
   Depreciation and amortization .........................         99,846          83,585          59,227
   General and administrative ............................         47,911          40,151          28,610
                                                                ---------       ---------       ---------
Total expenses ...........................................        466,117         405,854         295,008
                                                                ---------       ---------       ---------
Operating income .........................................        360,415         291,104         214,852
Income applicable to Alexander's .........................         13,053           7,427           3,123
Income from partially-owned entities .....................         90,404          82,310          32,025
Interest and other investment income .....................         32,926          18,359          24,074
Interest and debt expense ................................       (170,273)       (141,683)       (114,686)
Net gain on sales of real estate .........................         10,965              --              --
Net gain from insurance settlement and condemnation
   proceeding ............................................             --              --           9,649
Minority interest:
   Perpetual preferred unit distributions ................        (62,089)        (19,254)           (756)
   Minority limited partnership earnings .................        (38,320)        (33,904)        (14,822)
   Partially-owned entities ..............................         (1,965)         (1,840)           (605)
                                                                ---------       ---------       ---------
Income before extraordinary item .........................        235,116         202,519         152,854
Extraordinary item .......................................         (1,125)             --              --
                                                                ---------       ---------       ---------
Net income ...............................................        233,991         202,519         152,854
Preferred stock dividends (including accretion of issuance
   expenses of $2,875 in 2000, 1999 and 1998) ............        (38,690)        (33,438)        (21,690)
                                                                ---------       ---------       ---------
NET INCOME applicable to common shares ...................      $ 195,301       $ 169,081       $ 131,164
                                                                =========       =========       =========
NET INCOME PER COMMON SHARE-BASIC ........................      $    2.26       $    1.97       $    1.62
                                                                =========       =========       =========
NET INCOME PER COMMON SHARE-DILUTED ......................      $    2.20       $    1.94       $    1.59
                                                                =========       =========       =========



                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                                   ACCUMULATED
                                                                                                                      OTHER
                                              PREFERRED          COMMON        ADDITIONAL         ACCUMULATED     COMPREHENSIVE
                                                SHARES           SHARES          CAPITAL            DEFICIT            LOSS
                                              ----------       ----------     -----------        -----------      -------------
(amounts in thousands, except per
share amounts)
BALANCE, JANUARY 1, 1998 ...............     $   279,884      $     2,887      $ 1,146,385       $  (109,561)      $      (840)

Net Income .............................              --               --               --           152,854                --
Dividends paid on Series A
  Preferred Shares ($3.25 share) .......              --               --               --           (21,690)               --
Dividends paid on common shares
  ($1.64 per share) ....................              --               --               --          (131,110)               --
Net proceeds from issuance
  of common shares .....................              --              445          444,118                --                --
Common shares issued in connection
  with Mendik RELP
  properties acquisition ...............              --               34           29,029                --                --
Common shares issued under
  employees' share plan ................              --                2              907                --                --
Conversion of units to common
  shares ...............................              --               35           32,745                --                --
Capital contribution to
  Vornado Operating Company ............              --               --               --           (23,330)               --
Accretion of issuance expenses
  on preferred shares ..................           2,874               --               --                --                --
Common shares issued in
  connection with dividend
  reinvestment plan ....................              --               --               24                --                --
Change in unrealized losses
  on securities available
  for sale .............................              --               --               --                --            (5,047)
Appreciation of securities held
  in officer's deferred
  compensation trust ...................              --               --               --                --           (10,464)
Pension obligations ....................              --               --               --                --            (2,606)
Forgiveness of amount due
 from officers .........................              --               --               --                --                --
                                             -----------      -----------      -----------       -----------       -----------
BALANCE, DECEMBER 31, 1998 .............         282,758            3,403        1,653,208          (132,837)          (18,957)

Net Income .............................              --               --               --           202,519                --
Dividends paid on Preferred Shares
  Series A Preferred Shares
   ($3.25 per share) ...................              --               --               --           (21,690)               --
  Series B Preferred Shares
   ($1.68 per share) ...................              --               --               --            (5,720)               --
  Series C Preferred Shares
   ($1.31 per share) ...................              --               --               --            (6,028)               --
Net proceeds from issuance of
  preferred shares .....................         192,953               --               --                --                --
Dividends paid on common shares
  ($1.80 per share) ....................              --               --               --          (153,223)               --
Common shares issued under
  employees' share plan ................              --                5            2,458                --                --
Conversion of units to common
   shares ..............................              --               44           40,214                --                --
Accretion of issuance expenses on
  preferred shares .....................           2,874               --               --                --                --
Common shares issued in connection
  with dividend reinvestment plan.......              --                1              677                --                --
Change in unrealized net loss
  on securities available for sale......              --               --               --                --            15,603
Depreciation of securities held
  in officer's deferred
  compensation trust ...................              --               --               --                --               579
Pension obligations ....................              --               --               --                --             1,327

Forgiveness of amount due
  from officers ........................              --               --               --                --                --
                                             -----------      -----------      -----------       -----------       -----------
BALANCE, DECEMBER 31, 1999 .............     $   478,585      $     3,453      $ 1,696,557       $  (116,979)      $    (1,448)
                                             ===========      ===========      ===========       ===========       ===========



                                                  DUE
                                                  FROM         SHAREHOLDERS'    COMPREHENSIVE
                                                OFFICERS           EQUITY           INCOME
                                              ------------      -----------     -------------
(amounts in thousands, except per
share amounts)
BALANCE, JANUARY 1, 1998 ...............      $    (4,993)      $ 1,313,762       $    61,181
                                                                                  ===========
Net Income .............................               --           152,854       $   152,854
Dividends paid on Series A
  Preferred Shares ($3.25 share) ......               --           (21,690)               --
Dividends paid on common shares
  ($1.64 per share) ....................               --          (131,110)               --
Net proceeds from issuance
  of common shares .....................               --           444,563                --
Common shares issued in connection
  with Mendik RELP
  properties acquisition ...............               --            29,063                --
Common shares issued under
  employees' share plan ................               --               909                --
Conversion of units to common
  shares ...............................               --            32,780                --
Capital contribution to
  Vornado Operating Company ............               --           (23,330)               --
Accretion of issuance expenses
  on preferred shares ..................               --             2,874                --
Common shares issued in
  connection with dividend
  reinvestment plan ....................               --                24                --
Change in unrealized losses
  on securities available
  for sale .............................               --            (5,047)           (5,047)
Appreciation of securities held
  in officer's deferred
  compensation trust ...................               --           (10,464)          (10,464)
Pension obligations ....................               --            (2,606)           (2,606)
Forgiveness of amount due
 from officers .........................               96                96                --
                                                  -------        ----------       -----------

BALANCE, DECEMBER 31, 1998 .............           (4,897)        1,782,678       $   134,737
                                                                                  ===========
Net Income .............................               --           202,519       $   202,519
Dividends paid on Preferred Shares
  Series A Preferred Shares
   ($3.25 per share) ...................               --           (21,690)               --
  Series B Preferred Shares
   ($1.68 per share) ...................               --            (5,720)               --
  Series C Preferred Shares
   ($1.31 per share) ...................               --            (6,028)               --
Net proceeds from issuance of
  preferred shares .....................               --           192,953                --
Dividends paid on common shares
  ($1.80 per share) ....................               --          (153,223)               --
Common shares issued under
  employees' share plan ................               --             2,463                --
Conversion of units to common
   shares ..............................               --            40,258                --
Accretion of issuance expenses on
  preferred shares .....................               --             2,874                --
Common shares issued in connection
  with dividend reinvestment plan.......               --               678                --
Change in unrealized net loss
  on securities available for sale......               --            15,603            15,603
Depreciation of securities held
  in officer's deferred
  compensation trust ...................               --               579               579
Pension obligations ....................               --             1,327             1,327

Forgiveness of amount due
  from officers ........................               97                97                --
                                              -----------       -----------       -----------
BALANCE, DECEMBER 31, 1999 .............      $    (4,800)      $ 2,055,368       $   220,028
                                              ===========       ===========       ===========


                 See notes to consolidated financial statements.

                                                                                                              ACCUMULATED
                                                                                                                 OTHER
                                         PREFERRED         COMMON         ADDITIONAL         ACCUMULATED     COMPREHENSIVE
                                           SHARES          SHARES           CAPITAL            DEFICIT            LOSS
                                         ----------       ----------     -----------        -----------      -------------
(amounts in thousands, except per
share amounts)
BALANCE, DECEMBER 31, 1999 .......      $   478,585      $     3,453      $ 1,696,557       $  (116,979)      $    (1,448)


Net Income .......................               --               --               --           233,991                --
Dividends paid on Preferred Shares
  Series A Preferred Shares
   ($3.25 per share) .............               --               --               --           (21,689)               --
  Series B Preferred Shares
   ($1.68 per share) .............               --               --               --            (7,225)               --
  Series C Preferred Shares
   ($1.31 per share) .............               --               --               --            (9,776)               --
Dividends paid on common shares
  ($1.97 per share) ..............               --               --               --          (168,688)               --
Common shares issued under
  employees' share plan ..........               --               15            9,913                --                --
Conversion of units to
  common shares ..................               --                3            1,789                --                --
Accretion of issuance expenses on
  preferred shares ...............            2,875               --               --                --                --
Common shares issued in connection
  with dividend reinvestment plan                --                1            1,025                --                --
Change in unrealized net loss
  on securities available for sale               --               --               --                --           (18,399)
Appreciation of securities held
  in officer's deferred
compensation trust ...............               --               --               --                --              (579)
Forgiveness of amount due
  from officers ..................               --               --               --                --                --
                                        -----------      -----------      -----------       -----------       -----------
BALANCE, DECEMBER 31, 2000 .......      $   481,460      $     3,472      $ 1,709,284       $   (90,366)      $   (20,426)
                                        ===========      ===========      ============      ============      ============





                                               DUE
                                               FROM         SHAREHOLDERS'     COMPREHENSIVE
                                             OFFICERS           EQUITY            INCOME
                                           ------------      -----------      -------------
(amounts in thousands, except per
share amounts)
BALANCE, DECEMBER 31, 1999 .......         $    (4,800)      $ 2,055,368       $   220,028
                                                                               ===========

Net Income .......................                  --           233,991       $   233,991
Dividends paid on Preferred Shares
  Series A Preferred Shares
   ($3.25 per share) .............                  --           (21,689)               --
  Series B Preferred Shares
   ($1.68 per share) .............                  --            (7,225)               --
  Series C Preferred Shares
   ($1.31 per share) .............                  --            (9,776)               --
Dividends paid on common shares
  ($1.97 per share) ..............                  --          (168,688)               --
Common shares issued under
  employees' share plan ..........                  --             9,928                --
Conversion of units to
  common shares ..................                  --             1,792                --
Accretion of issuance expenses on
  preferred shares ...............                  --             2,875                --
Common shares issued in connection
  with dividend reinvestment plan                   --             1,026                --
Change in unrealized net loss
  on securities available for sale                  --           (18,399)          (18,399)
Appreciation of securities held
  in officer's deferred
compensation trust ...............                  --              (579)             (579)
Forgiveness of amount due
  from officers ..................                  96                96                --
                                           -----------       -----------       -----------
BALANCE, DECEMBER 31, 2000 .......         $    (4,704)      $ 2,078,720       $   215,013
                                           ============      ============      ===========



                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                     2000              1999              1998
                                                                 -----------       -----------       -----------
(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................      $   233,991       $   202,519       $   152,854
   Adjustments to reconcile net income to net cash provided
     by operations:
       Extraordinary item .................................            1,125                --                --
       Depreciation and amortization (including debt
         issuance costs) ..................................           99,846            83,585            59,227
       Straight-lining of rental income ...................          (32,206)          (29,587)          (17,561)
       Net gain on sales of real estate ...................          (10,965)               --                --
       Minority interest ..................................          102,374            54,998            16,183
       Equity in (income) loss  of Alexander's ............          (13,053)           (1,021)            3,363
       Equity in income of partially-owned entities .......          (90,404)          (82,310)          (32,025)
       Gain on marketable securities ......................               --              (382)           (1,530)
       Gain from insurance settlement and condemnation
         proceeding .......................................               --                --            (9,649)
       Changes in operating assets and liabilities ........          (40,787)          (50,907)           18,544
                                                                 -----------       -----------       -----------
Net cash provided by operating activities .................          249,921           176,895           189,406
                                                                 -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of real estate and other ..................         (199,860)         (224,654)         (896,800)
   Additions to real estate ...............................         (171,782)         (171,139)          (68,085)
   Investments in partially-owned entities ................          (99,974)         (118,409)         (308,000)
   Proceeds from sale of real estate ......................           47,945                --                --
   Proceeds from sale of Temperature Controlled Logistics
     assets ...............................................               --            22,769                --
   Investments in mortgage loans receivable ...............         (144,225)          (59,787)           (6,620)
   Repayment of mortgage loans receivable .................            5,222            20,751            57,600
   Cash restricted, primarily mortgage escrows ............         (183,788)           13,624           (14,716)
   Distributions from partially-owned entities ............           68,799            16,938             3,200
   Real estate deposits and other .........................            4,819            14,819            23,788
   Purchases of securities available for sale .............          (26,531)          (21,614)          (73,513)
   Proceeds from sale or maturity of securities available
     for sale .............................................               --            12,498            25,779
                                                                 -----------       -----------       -----------
Net cash used in investing activities .....................         (699,375)         (494,204)       (1,257,367)
                                                                 -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ...............................        1,195,108           455,000         1,427,821
   Repayments of borrowings ...............................         (633,655)         (668,957)         (883,475)
   Costs of refinancing debt ..............................          (18,445)           (8,059)          (11,418)
   Proceeds from issuance of preferred shares .............               --           192,953                --
   Proceeds from issuance of preferred units ..............          204,750           525,013            85,313
   Proceeds from issuance of common shares ................               --                --           445,247
   Dividends paid on common shares ........................         (168,688)         (153,223)         (154,440)
   Dividends paid on preferred shares .....................          (35,815)          (30,563)          (18,816)
   Distributions to minority shareholders .................          (80,397)          (52,491)          (11,229)
   Exercise of share options ..............................           10,955             2,458               812
                                                                 -----------       -----------       -----------
Net cash provided by financing activities .................          473,813           262,131           879,815
                                                                 -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents ......           24,359           (55,178)         (188,146)
Cash and cash equivalents at beginning of year ............          112,630           167,808           355,954
                                                                 -----------       -----------       -----------
Cash and cash equivalents at end of year ..................      $   136,989       $   112,630       $   167,808
                                                                 ===========       ===========       ===========
Supplemental Disclosure of Cash Flow Information:
   Cash payments for interest (including capitalized
     interest of $12,269, $7,012 and $1,410 in 2000, 1999
     and 1998) ............................................      $   165,325       $   143,665       $   111,089
                                                                 ===========       ===========       ===========
NON-CASH TRANSACTIONS:
   Financing in connection with acquisitions ..............      $    46,640       $   188,000       $   526,000
   Shares issued in connection with acquisitions ..........               --                --            29,000
   Minority interest in connection with acquisitions ......            9,192           302,100           184,000
   Unrealized (loss) gain on securities available for sale           (18,399)           15,603            (5,047)
   (Appreciation) depreciation of securities held in
     officer's deferred compensation trust ................             (579)              579            10,464



                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except where indicated)

1.  ORGANIZATION AND BUSINESS

        Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P., ("the Operating Partnership"). Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at February 1, 2001. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

        The Company currently owns directly or indirectly:

Office Properties ("Office"):

                (i) all or portions of 22 office properties in the New York City metropolitan area (primarily Manhattan) aggregating approximately 14.4 million square feet;

                (ii) a 34% limited partnership interest in Charles E. Smith Commercial Realty L.P. ("CESCR"), a limited partnership which owns and manages approximately 12.5 million square feet of office properties in Northern Virginia and Washington, D.C., and manages an additional 5.8 million square feet of office and other commercial properties in the Washington, D.C. area;

Retail Properties ("Retail"):

                (iii) 55 shopping center properties in six states and Puerto Rico aggregating approximately 11.3 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

Merchandise Mart Properties:

                (iv) the Merchandise Mart Properties portfolio containing approximately 8.1 million square feet, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

                (v) a 60% interest in partnerships that own 88 warehouse facilities nationwide with an aggregate of approximately 438.9 million cubic feet of refrigerated space leased to AmeriCold Logistics;

Other Real Estate Investments:

                (vi) 33.1% of the outstanding common stock of Alexander's, Inc. ("Alexander's");

                (vii) the Hotel Pennsylvania in New York City consisting of a hotel portion containing 800,000 square feet with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space;

                (viii) a 30% interest in the Newkirk joint ventures which own various equity and debt interests relating to 120 limited partnerships which own real estate, primarily office and retail, net leased to credit rated tenants;

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

        On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates and converted them to taxable REIT subsidiaries. Accordingly, these entities will be consolidated in 2001.

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

        REAL ESTATE: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases. Additions to real estate include interest expense capitalized during construction of $12,269, $7,012 and $1,410 for the years ended December 31, 2000, 1999 and 1998.

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

        MARKETABLE SECURITIES: The Company has classified debt and equity securities which it intends to hold for an indefinite period of time (including warrants to acquire equity securities to be classified as available for sale) as securities available for sale, equity securities it intends to buy and sell on a short term basis as trading securities and its preferred stock investment in Capital Trust as securities held to maturity. Unrealized gains and losses are included in earnings for trading securities and as a component of shareholders' equity and other comprehensive income for securities available for sale. Realized gains or losses on the sale of securities are recorded based on average cost.

        At December 31, 2000 and 1999, marketable securities had an aggregate cost of $129,023 and $96,787 and an aggregate market value of $120,340 and $106,503 (of which $12,213 and $9,826 represent trading securities and $48,682 and $48,606 represent securities held to maturity and reported at amortized cost). Gross unrealized gains and losses were $8,159 and $16,842 at December 31, 2000, and $19,374 and $9,658 at December 31,1999. Included in marketable securities available for sale at December 31, 2000 are warrants to acquire 2,781,718 common shares with a market value of $1,595.

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

        REVENUE RECOGNITION: Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases entered into after November 14, 1985, which provide for varying rents over the lease terms. Contingent rents are not recognized until realized.

        INCOME TAXES: The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required. Dividend distributions for the years ended December 31, 2000 and 1999, were characterized for Federal income tax purposes as ordinary income. Dividend distributions for the tax year ended December 31, 1998 were characterized as ordinary income (81%), return of capital (17%) and capital gain (2%).

        The net basis of the Company's assets and liabilities for tax purposes is approximately $1,033,000 lower than the amount reported for financial statement purposes.

        AMOUNTS PER SHARE: Basic earnings per share is computed based on average shares outstanding. Diluted earnings per share considers the effect of outstanding options, warrants and convertible securities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

                              VORNADO REALTY TRUST

         In 2001, the Company will reclassify a previously recognized charge of approximately $4,000, from other comprehensive income to income, relating to the mark-to-market on public and private technology company warrants, as the cumulative effect of adopting Statement 133. The Company does not currently anticipate utilizing hedge accounting for its derivative positions following the adoption of Statement 133.


3.  ACQUISITIONS AND DISPOSITIONS

        The Company completed approximately $404.1 million of real estate acquisitions or investments from January 1, 2000 through March 2001 and $771.0 million in 1999. These acquisitions were consummated through subsidiaries or preferred stock affiliates of the Company and were recorded under the purchase method of accounting. Related net assets and results of operations have been included in these financial statements since their respective dates of acquisition. The respective purchase costs were allocated to acquired assets and assumed liabilities using their relative fair values as of the closing dates, based on valuations and other studies that are not yet complete. Accordingly, the initial valuations are subject to change as such information is finalized. The Company believes that any such change will not be significant since the allocations were principally to real estate.

ACQUISITIONS:

Office:

        CHARLES E. SMITH COMMERCIAL REALTY INVESTMENT ("CESCR")

        In December 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR to Vornado Operating for an aggregate price of approximately $12,900. In connection with this purchase, the Company granted Vornado Operating an option to require the Company to repurchase the units. The option was exercised on March 4, 1999. Accordingly, the Company reacquired the CESCR units from Vornado Operating for $13,200.

        On March 4, 1999 the Company made an additional $242,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc, ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., immediately prior to the contribution to CESCR. Together with the Company's investment in CESCR made in 1997 and the units it reacquired from Vornado Operating, Vornado now owns approximately 34% of CESCR's limited partnership units. In addition, the Company acquired from CAPI for $8,000 the land under a Marriott Hotel located in Crystal City.

        The purchase price was paid to CAPI by Vornado issuing $250,000 of 6% Convertible Preferred Units of the Company's Operating Partnership. The Preferred Units are convertible at $44 per unit and the coupon increases to 6.50% over the next three years and then fixes at 6.75% in year eight. The Company will appoint one of three members to CESCR's Board of Managers, increasing under certain circumstances to two of four members in March 2002.

        In connection with these transactions, the Company agreed to make a five-year $41,200 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately $55,000 of the Company's Operating Partnership units issued to CAPI as well as certain real estate assets.

        888 SEVENTH AVENUE

        On January 12, 1999, the Company acquired 888 Seventh Avenue, a 46 story Manhattan office building, for $117,000, of which $55,000 was indebtedness.

        909 THIRD AVENUE

        On July 21, 1999, the Company acquired 909 Third Avenue, a 33 story Manhattan office building, for $123,000, of which $109,000 was indebtedness.

                              VORNADO REALTY TRUST

        595 MADISON AVENUE

        On September 15, 1999, the Company acquired 595 Madison Avenue (the "Fuller Building"), a 40 story Manhattan office building, for $125,000 in cash.

        GREENPOINT LEASEHOLD INTEREST

        On December 16, 1999, the Company acquired GreenPoint Financial Corporation's 99-year leasehold interest in 56,000 square feet, adjacent to One Penn Plaza, as part of its redevelopment plan for the Penn Plaza district for $37,300.

        7 WEST 34TH STREET

        On November 1, 2000, the Company acquired 7 West 34th Street, a Manhattan office building containing 479,000 square feet for $128,000.

Retail:

        VORNADO-CERUZZI JOINT VENTURES

        In the first quarter of 2000, the Company and its joint venture partner acquired 2 fee interests containing 210,000 square feet and 6 leasehold interests containing 567,000 square feet in properties located in Pennsylvania, Virginia, Maryland and Ohio formerly occupied by Hechinger, Inc., a home improvement retailer which was liquidated. The purchase price was $27,425, of which the Company's share was 80%.

Merchandise Mart Properties:

        33 NORTH DEARBORN STREET

        On September 21, 2000 the Company acquired 33 North Dearborn Street, a 321,000 square foot office building in Chicago for $35,000 of which $19,000 was indebtedness.

        L.A. MART

        On October 2, 2000, the Company acquired the 724,000 square foot L.A. Mart in Los Angeles and its 9.3 acre site for $54,000, of which $10,000 was indebtedness.

Other Real Estate Investments:

        HOTEL PENNSYLVANIA

        On August 5, 1999, the Company increased its interest in the Hotel Pennsylvania by acquiring Planet Hollywood International, Inc.'s ("Planet Hollywood") 20% interest in the hotel for approximately $18,000 and by assuming $24,000 of existing debt. In connection with the transaction, the Company terminated the licensing agreement with Planet Hollywood for an Official All-Star Hotel. The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden.

        After the acquisitions noted above, the Company owns 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion which is owned through a preferred stock affiliate in which the Company owns all of the preferred equity and none of the common equity.

                              VORNADO REALTY TRUST

        NEWKIRK JOINT VENTURES

        On March 9, 1999, the Company and its joint venture partner completed an acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435 consisted of $47,790 in Operating Partnership Units and $4,645 in cash.

        On October 15, 1999, the Company completed the acquisition of $15,600 of securitized debt of the Newkirk Joint Ventures which has an average yield of 14.28%.

        During 2000, the Company completed acquisitions of additional equity investments in certain limited partnerships for $10,526, including $1,334 in cash and $9,192 in Operating Partnership units.

        STUDENT HOUSING JOINT VENTURE

        On January 28, 2000, the Company and its joint venture partner, acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000, of which $19,600 was indebtedness. The Company's share of this investment is 90%.

        ALEXANDER'S

        On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for $2,740. On April 11, 2000, the Company acquired an additional 10,400 shares for $674, thereby increasing its ownership interest to 33.1%.

        LOAN TO NORTHSTAR PARTNERSHIP L.P.

        On September 19, 2000, the Company acquired $75,000 of subordinated unsecured debt of NorthStar Partnership, L.P. ("NorthStar"), a private real estate company, for $65,000. The loan bears interest at 11.5% per annum, requires quarterly principal payments of $2,500 and matures in May 2002. The effective yield on the loan is approximately 22% including the amortization of the discount. During the third quarter of 2000, NorthStar filed suit against the Company seeking to enjoin Vornado from taking any action with respect to the debt, to rescind the Company's acquisition of the debt and for damages. In the opinion of management, after consultation with legal counsel, NorthStar's suit is without merit and the Company intends to vigorously defend against it. On January 19, 2001, the Company agreed to withdraw its motion to dismiss NorthStar's complaint without prejudice and NorthStar agreed to take no action in the proceeding until after providing written notice that NorthStar wishes to recommence proceedings in the action. If NorthStar does not give such notice by April 2, 2001, its complaint will be dismissed without prejudice.

        LOAN TO PRIMESTONE INVESTMENT PARTNERS, L.P.

        On September 28, 2000, the Company made a $62,000 subordinated loan to Primestone Investment Partners, L.P. secured by partnership units in Prime Group Realty LP, the operating partnership of Prime Group Realty Trust (NYSE:PGE). The Company has received a 1% upfront fee and will be entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The debt bears interest at 16% per annum and matures on October 26, 2001 with an eleven month extension option. The effective yield on the loan is approximately 20% including the fees.

DISPOSITIONS:

        The Company sold (i) its three shopping centers located in Texas on March 2, 2000 for $25,750, resulting in a gain of $2,560 and (ii) its Westport, Connecticut office property on August 30, 2000 for $24,000, resulting in a gain of $8,405. In addition, the Company entered into an agreement on February 1, 2001 to sell its 50% interest in 570 Lexington Avenue, a New York City office property, for approximately $60,000, which will result in a gain of approximately $9,000. The sale is expected to be completed in the third quarter of 2001 subject to customary closing conditions.

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

BALANCE SHEET DATA:

                                                                         100% OF THESE ENTITIES
                                                      ------------------------------------------------------------------------
                             COMPANY'S INVESTMENT           TOTAL ASSETS               TOTAL DEBT              TOTAL EQUITY
                            -----------------------   -----------------------   ----------------------   ---------------------
                                2000         1999        2000         1999         2000        1999        2000        1999
                                ----         ----        ----         ----         ----        ----        ----        ----
INVESTMENTS:
Temperature Controlled
   Logistics
   (60% interest) .......   $  469,613   $  481,808   $1,406,299   $1,524,385   $  561,321  $  630,540   $ 755,603   $ 756,808
                                                      ==========   ==========   ==========  ==========   =========   =========

Alexander's
   (33.1% interest) .....      178,413      159,148   $  403,305   $  366,496   $ 367,788   $  329,161   $  17,695   $  12,498
                                                      ==========   ==========   =========   ==========   =========   =========

Charles E. Smith
   Commercial
   Realty L.P.
   (34% interest) .......      325,328      317,812   $1,279,810   $  951,414   $1,492,301  $1,152,164   $(318,963)  $(241,399)
                                                      ==========   ==========   ==========  ==========   =========   =========

Newkirk Joint
   Ventures..............      163,157      142,670
Hotel Pennsylvania.......       73,531       59,176
Partially - Owned
   Office Buildings......       61,002       59,510
Vornado Ceruzzi
   Joint Ventures........       28,847           --
Fort Lee.................       28,208       16,663
Park Laurel..............       70,007       24,695
Management companies
  and other..............       61,105       53,905
                            ----------   ----------
                            $1,459,211   $1,315,387
                            ==========   ==========

                              VORNADO REALTY TRUST

        Below is a summary of the debt of partially owned entities as of December 31, 2000 and 1999, none of which is guaranteed by the Company.

                                                                                            AMOUNT OF PARTIALLY-OWNED
                                                                                                 ENTITIES DEBT
                                                                                            -------------------------
                                                                                                2000           1999
                                                                                                ----           ----
   Alexander's (33.1% interest):
      Term loan secured by all of Alexander's assets except for the Kings Plaza Regional
         Shopping Center:
           Portion financed by the Company due on March 15, 2002 with interest at
             15.72% prepayable without penalty (see below)...............................   $   95,000     $   95,000
           Portion financed by a bank, due March 15, 2001, with interest at LIBOR
             + 1.85% (8.56% at December 31, 2000)(1).....................................       20,000         20,000
      Unsecured Line of Credit financed by the Company, due on March 15, 2002 with
        interest at 15.72% (see below)...................................................       20,000             --
      Kings Plaza Regional Shopping Center mortgage payable, due on June 1, 2001, with interest at LIBOR plus 1.25% (8.06% at December 31, 2000)
        (prepayable without penalty)(2)..................................................      114,525         95,676
      Rego Park mortgage payable, due in 2009, with interest at 7.25% (prepayable
        after June 2004 without penalty).................................................       82,000         82,000
      Other notes and mortgages payable..................................................       36,262         36,485

   Temperature Controlled Logistics (60% interest):
      Mortgage notes payable collateralized by 58 temperature controlled warehouses, due in 2008, requires amortization based on a 25 year term with
        interest at 6.89% (prepayable with yield maintenance)............................      527,207        536,502
      Other notes and mortgages payable..................................................       34,114         94,038

   Hotel Pennsylvania - Hotel (98% interest):
      Mortgage payable, due in 2002, requires amortization based on a 25 year term, with interest at LIBOR + 1.60% (8.42% at December 31, 2000)
        (prepayable without penalty).....................................................       70,514         71,641(3)

   Newkirk Joint Ventures (30% interest):
      Portion of first mortgages and contract rights held by 96 of the 120 Limited
        Partnerships, collateralized by the partnerships' real estate, due from 2001 to 2024, with a weighted average interest rate of
        8.06% at December 31, 2000.......................................................    1,560,354        800,060

      Other debt.........................................................................           --         28,000

   Charles E. Smith Commercial Realty L.P. (34% interest):
      28 mortgages payable due from 2001 through 2025, with interest from 6.51%
        to 10.21% at December 31, 2000 (prepayable with yield maintenance)...............    1,458,301      1,152,164

      Unsecured line of credit due in 2003, with interest
         at 9.39% at December 31, 2000 (prepayable without penalty)......................       34,000             --

   Partially Owned Office Buildings:
      330 Madison Avenue (25% interest) mortgage note payable, due in 2008,
         with interest at 6.52%  (prepayable with yield maintenance).....................       60,000         60,000
      Other notes and mortgages payable (50% owned by Vornado)...........................       43,768         43,968

   Las Catalinas Mall (50% interest):
      Mortgage notes payable, due in 2013 with interest at 6.97% (prepayable after
         December 2002 with yield maintenance)...........................................       69,430         70,212

   Other mortgages payable...............................................................       13,000         13,000

----------

(1)     This loan has been extended to March 15, 2002 at the same interest rate.

(2)     Alexander's is currently negotiating the refinancing of the debt.

(3) The balance of the mortgage of $47,009 applicable to the commercial portion of the building is reflected in the Company's wholly-owned debt in 2000, see Note 5.

                              VORNADO REALTY TRUST

INCOME STATEMENT DATA:

                                         COMPANY'S INCOME                       100% OF THESE ENTITIES
                                        FROM PARTIALLY OWNED       ----------------------------------------------------------------
                                             ENTITIES                     TOTAL REVENUES                   NET INCOME (LOSS)
                                   ---------------------------    ------------------------------   --------------------------------
                                     2000     1999       1998       2000       1999       1998      2000       1999       1998
                                     ----     ----       ----       ----       ----       ----      ----       ----       ----
Income Applicable to
   Alexander's:(1)..............

   33.1% share of equity in
     income (loss) (29.3%
     prior to October 1999).....   $ 1,105   $ 1,021   $(2,272)   $ 63,965   $ 64,390   $ 51,663   $ 5,197   $ 5,524(2) $(6,055)(2)
                                                                  ========   ========   ========   =======   =======    =======
   Interest income..............    11,948     6,406     5,395
                                   -------   -------     -----
                                   $13,053   $ 7,427   $ 3,123
                                   =======   =======   =======
Temperature Controlled Logistics:
   60% share of equity in net
     income(3)..................   $23,244   $31,468   $10,249    $154,341   $264,266   $567,867   $37,284   $54,198    $16,988
                                                                  ========   ========   ========   ========  =======    =======
   Management Fee (40% of 1%
     per annum of the Total
     Combined Assets,
     as defined)................     5,534     5,254     4,942
                                    ------    ------    ------
                                    28,778    36,722    15,191

Charles E. Smith Commercial
  Realty L.P.(4)................    25,724    18,817     4,754    $344,043   $310,038              $76,695   $61,102
                                                                  ========   ========              =======   =======
Newkirk Joint Ventures..........    24,526    19,922     2,712
Hotel Pennsylvania..............     8,072     5,095     3,678
Partially-Owned Office
   Buildings(5).................     2,832     1,743     3,276
Management Companies
   and other....................       472        11     2,414
                                   -------   -------   -------
                                   $90,404   $82,310   $32,025
                                   =======   =======   =======

----------

(1)     Fee income is included in equity in income of Management Companies.

(2) 1999 is net of $4,877 resulting from the write-off of the asset arising from the straight-lining of rents; 1998 includes the write-off of the carrying value of the Lexington Avenue buildings of $15,096.

(3) Revenues and net income reflect lease payments from AmeriCold Logistics from March 11, 1999 through December 31, 1999 and business operations for the periods prior.

(4) 15% interest from October 1997 to December 1998, 9.6% interest from January 1999 to March 1999 and 34% interest thereafter.

(5) Represents the Company's interests in 330 Madison Avenue (24.8%), and 570 Lexington Avenue (50%). In 1998 the Company had a 40% interest in Two Park Avenue which is now wholly-owned.

        ALEXANDER'S

        The investment in and loans and advances to Alexander's are comprised of:

                                                                                   DECEMBER 31,
                                                                                -------------------
                                                                                  2000       1999
                                                                                --------   --------
          Common stock, net of $3,396 and $2,796 of accumulated
             depreciation of buildings....................................      $ 58,719   $ 59,912
          Loan receivable.................................................       115,000     95,000
          Leasing fees and other receivables..............................         1,146      2,393
          Equity in income................................................         3,548      1,843
                                                                                --------   --------
                                                                                $178,413   $159,148
                                                                                ========   ========

                              VORNADO REALTY TRUST

        On October 21, 1999, the Company increased its ownership in Alexander's from 29.3% to 32% by acquiring an additional 135,600 shares of Alexander's common stock for approximately $8,956. On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for approximately $2,740. On April 11, 2000, the Company acquired an additional 10,400 shares of Alexander's common stock for approximately $674 thereby increasing its ownership interest to 33.1%.

        At December 31, 2000, the Company has loans receivable from Alexander's of $115,000, including $20,000 drawn under the $50,000 line of credit the Company granted to Alexander's on August 1, 2000. The terms of the line of credit are the same as Alexander's original $95,000 loan from the Company, including the interest rate of 15.72%. The maturity date of the original $95,000 loan has been extended to March 15, 2002, which is also the maturity date of the new line of credit. The interest rate on the loan and line of credit will reset on March 15, 2001, using the same spread to treasuries as presently exists.

        Alexander's has completed the excavation and lying foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include retail stores, offices, hotel space, extended-stay residences, residential rentals and parking; and a residential portion, consisting of condominium units. The capital required for the proposed building will be in excess of $650,000.

        If the residential portion of the property is developed, the air rights representing the residential portion would be transferred to a taxable REIT subsidiary, as a REIT is not permitted to sell condominiums without being subject to a 100% excise tax on the gain from the sale of such condominiums.

        Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. The annual management fee payable to the Company by Alexander's is equal to the sum of (i) $3,000, (ii) 3% of the gross income from the Kings Plaza Mall, and (iii) 6% of development costs with minimum guaranteed fees of $750 per annum.

        The leasing agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander's tenants. Such amount is receivable annually in an amount not to exceed $2,500 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. At December 31, 2000, there are no fees due to the Company.

        On January 12, 2001, Alexander's sold its Fordham Road property located in Bronx, New York for $25,500, which resulted in a gain of $19,100. In addition, Alexander's paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from early extinguishment of debt of $3,500 in the first quarter of 2001.

        As of December 31, 2000, Interstate Properties and its partners owned approximately 17.7% of the common shares of beneficial interest of the Company and 27.5% of Alexander's common stock. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander's. Messrs. Mandelbaum and Wight are trustees of the Company and are also directors of Alexander's.

                              VORNADO REALTY TRUST

5.     DEBT

       Following is a summary of the Company's debt:

                                                                                                               DECEMBER 31,
                                                                                                        --------------------------
(amounts in thousands)                                                                                      2000           1999
                                                                                                        ----------      ----------
Notes and Mortgage Payable:
  Fixed Interest:
    Cross collateralized mortgages payable, due in 2010, requires amortization
      based on a 30 year term with interest at 7.93% (prepayable with penalty until 2009)(1) .....      $  496,764      $  224,865
    Eleven Penn Plaza mortgage payable, due in 2007, requires amortization based on a 25 year term with interest at 8.39% (prepayable after 2003
      with yield maintenance) ....................................................................          52,289          53,129
    866 UN Plaza mortgage payable, due in 2004, with interest at 7.79%
      (prepayable without penalty) ...............................................................          33,000          33,000
    Monteheidra Town Center mortgage pass-through certificates, due in
      2007 ($51,044) and 2009 ($9,977), requires amortization based on 30
      year term with interest at 8.23% (prepayable with yield maintenance) .......................          61,021          61,618
    Two Penn Plaza mortgage payable, due in 2004, requires amortization based on a 25 year term with interest at 7.08% (prepayable with
      penalty fee)(2) ............................................................................         160,518         163,147
    Washington Office Center mortgage payable, due in 2004, requires amortization based on a 25 year term with interest at 6.80%
      (prepayable with yield maintenance) ........................................................          48,102          49,537
    Green Acres Mall and Plaza mortgage payable, due in 2008, requires amortization based on a 30 year term with interest at 6.75%
      (prepayable with yield maintenance) ........................................................         154,928         156,798
    Other mortgages payable ......................................................................          56,524          31,542
                                                                                                        ----------      ----------
                                                                                                         1,063,146         773,636
  Variable Interest:
    Washington Design Center mortgage payable, due on November 27, 2001, requires amortization based on a 25 year term with interest at LIBOR plus 1.35%
      (8.11% at December 31, 2000) (prepayable without penalty) ..................................          23,632          23,932
    Two Park Avenue mortgage payable, due on March 1, 2003, interest at LIBOR plus
      1.45% (8.21% at December 31, 2000) (prepayable without penalty)(3) .........................          90,000          65,000
    Merchandise Mart mortgage payable, due in September 2002, interest at
      LIBOR plus 1.50% (7.39% at December 31, 2000) (prepayable with penalty fee)(4) .............         250,000         250,000
    33 North Dearborn Street mortgage payable, due in 2003, interest at LIBOR + 1.75%
      (8.21% at December 31, 2000) (prepayable without penalty) ..................................          19,000              --
    One Penn Plaza mortgage payable, due in 2002, interest at LIBOR plus
      1.25% (8.00% at December 31, 2000) (prepayable without penalty) (3) ........................         275,000         275,000
    Hotel Pennsylvania - (commercial) mortgage payable, due in 2002, requires amortization based on a 25 year term, with interest at LIBOR + 1.60%
      (8.42% at December 31, 2000) (prepayable without penalty) ..................................          47,009          47,761
    350 North Orleans mortgage payable, due in 2002, interest at LIBOR + 1.65%
      (8.46% at December 31, 2000) (prepayable with yield maintenance)(5) ........................          70,000          40,000
    909 Third Avenue mortgage payable, due in 2003, interest at LIBOR + 1.65%
      (8.43% at December 31, 2000) (prepayable with penalty fee) .................................         107,879         108,754
    888 Seventh Avenue mortgage payable, due in 2001, interest at LIBOR + 1.75%
      (8.50% at December 31, 2000) (prepayable with yield maintenance)(6) ........................          55,000          55,000
    770 Broadway/595 Madison Avenue cross-collateralized mortgage payable,
      due on August 1, 2002, interest at LIBOR + .40% (7.16% at December 31, 2000)(7) ............         173,500              --
    Five individual notes or mortgages payable collateralized by the Market Square
      Complex with maturity dates ranging from 2001 through 2011 and interest rates
      ranging from 8.76% to 9.38% at December 31, 2000 ...........................................          57,731          42,721
                                                                                                        ----------      ----------
      Total notes and mortgages payable ..........................................................       2,231,897       1,681,804
Unsecured revolving credit facility, interest at LIBOR plus .90% (7.66% at
  December 31, 2000) (prepayable without penalty)(8) .............................................         425,000         367,000
                                                                                                        ----------      ----------

      Total Debt .................................................................................      $2,656,897      $2,048,804
                                                                                                        ==========      ==========

                              VORNADO REALTY TRUST

(1) On March 1, 2000 the Company completed a $500,000 private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000. In connection therewith, the Company repaid $228,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000 outstanding under its revolving credit facility. In connection with the repayment of this debt, the Company recorded an extraordinary loss of $1,125 in the first quarter of 2000 due to the write-off of unamortized financing costs.

(2) On February 18, 1999, the Company completed a $165,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000 debt on the property.

(3) On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90,000. Of the proceeds received, the Company repaid the existing debt of $65,000. The new 3-year debt matures on February 28, 2003 and bears interest at Libor + 1.45% (8.21% at December 31, 2000).

(4) On September 21, 1999, the Company completed a $250,000 mortgage refinancing of its Merchandise Mart property in Chicago of which $50,000 is further secured by a letter of credit. The letter of credit will be reduced over the term of the loan as cash flow increases. The Company bought an interest rate cap with a notional amount of $250,000, capping the interest rate in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap with a notional amount of $250,000 to a third party on the same terms as the cap the Company purchased.

(5) On July 18, 1999, the Company completed a $70,000 mortgage financing of its 350 North Orleans property in Chicago. On such date, the Company received proceeds of $40,000. The balance of the proceeds were received on March 14, 2000.

(6) On January 11, 2001, the Company completed a $105,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.6% and matures on January 1, 2006. A portion of the proceeds received were used to repay the then existing mortgage of $55,000.

(7) On August 11, 2000, the Company completed a $173,500 mortgage financing, cross-collaterized by its 770 Broadway and 595 Madison Avenue office buildings. The loan bears interest at LIBOR + .40% (7.16% at December 31,
       2000) and matures on August 1, 2002. At December 31, 2000, the proceeds of the loan are in a restricted mortgage escrow account, which bears interest at the same rate as the loan.

(8) On March 21, 2000, the Company renewed its $1,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.66% at December 31, 2000). The Company paid origination fees of $6,700 and pays a commitment fee quarterly of .20 % per annum on the facility amount.

       The net carrying value of properties collateralizing the notes and mortgages amounted to $2,952,979 at December 31, 2000. As at December 31, 2000, the maturities for the next five years and thereafter are as follows:


YEAR ENDING DECEMBER 31,                 AMOUNT
------------------------                 ------
2001 ...............                    $ 27,308
2002 ...............                     914,643
2003 ...............                     651,800
2004 ...............                     241,620
2005 ...............                          --
Thereafter .........                     821,526

                              VORNADO REALTY TRUST

6.     SHAREHOLDERS' EQUITY

       During the three years ended December 31, 2000, the Company sold $445,000 of Common Shares and $193,300 of Cumulative Redeemable Preferred Shares. The following are the details of the sales.

Sale of Common Shares

       In April 1998, the Company completed the sale of 10,000,000 common shares of beneficial interest, par value $.04 per share pursuant to an effective registration statement with net proceeds to the Company of approximately $401,000. On April 29, 1998, the Company sold 1,132,420 common shares to a unit investment trust, which were valued for the purpose of the trust at $41.06 per share, resulting in net proceeds of approximately $44,000.

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

                              VORNADO REALTY TRUST

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

       The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 2000.

       If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below, for the years ended December 31, 2000, 1999 and 1998:


                                                                                DECEMBER 31,
                                                                  --------------------------------------
                                                                      2000        1999           1998
                                                                  -----------  -----------   -----------
(amounts in thousands, except share amounts)
Net income applicable to common shares:
   As reported .............................................        $195,301    $169,081     $131,164
   Pro-forma ...............................................         177,075     151,836      117,938
Net income per share applicable to common shares:
   Basic:
     As reported ...........................................        $   2.26    $   1.97     $   1.62
     Pro-forma .............................................            2.05        1.77         1.46
   Diluted:
     As reported ...........................................        $   2.20    $   1.94     $   1.59
     Pro forma .............................................            2.00        1.74         1.43

                              VORNADO REALTY TRUST

       The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 2000, 1999 and 1998.

                                                                                  DECEMBER 31,
                                                                           -------------------------
                                                                            2000     1999      1998
                                                                           ------   ------    ------
Expected volatility..................................................        17%      19%       19%
Expected life........................................................     5 years  5 years   5 years
Risk-free interest rate..............................................       5.0%     6.4%      4.6%
Expected dividend yield..............................................       6.0%     5.9%      5.3%


       A summary of the Plan's status, and changes during the years then ended, is presented below:


                                                 2000                    1999                     1998
                                        ---------------------    --------------------    -----------------------
                                                     WEIGHTED-               WEIGHTED-                 WEIGHTED-
                                                     AVERAGE                 AVERAGE                   AVERAGE
                                                     EXERCISE                EXERCISE                  EXERCISE
                                          SHARES      PRICE        SHARES     PRICE       SHARES        PRICE
                                        ----------   --------    ---------   --------    ---------     ---------
Outstanding at January 1.............   11,472,352    $32.65     8,724,316   $32.35      5,529,917     $24.43
Granted..............................    4,863,750     31.02     3,301,550    33.53      3,436,250      44.99
Exercised............................     (377,440)    26.29      (132,119)   18.64        (41,851)     21.95
Cancelled............................      (97,402)    34.86      (421,395)   37.71       (200,000)     32.93
                                        ----------               ---------               ---------
Outstanding at December 31...........   15,861,260    $32.26    11,472,352   $32.65      8,724,316     $32.35
                                        ==========              ==========               =========
Options exercisable at December 31...    7,272,878               4,546,429               2,703,407
                                        ==========              ==========               =========
Weighted-average fair value of
   options granted during the
   year ended December 31
  (per option).......................        $2.98                   $4.43                   $5.33
                                        ==========              ==========               =========

                              VORNADO REALTY TRUST

       The following table summarizes information about options outstanding under the Plan at December 31, 2000:

                                         OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                     ------------------------------------------------------   ------------------------------------
                         NUMBER                                                  NUMBER
                       OUTSTANDING     WEIGHTED-AVERAGE                        EXERCISABLE AT
       RANGE OF      AT DECEMBER 31,      REMAINING        WEIGHTED-AVERAGE    DECEMBER 31,       WEIGHTED-AVERAGE
    EXERCISE PRICE        2000        CONTRACTUAL LIFE      EXERCISE PRICE         2000            EXERCISE PRICE
    --------------   --------------   ----------------     ----------------   ---------------     ----------------
       $ 6- $12            43,402         2.1 Years               $11              43,402               $11
       $17- $19           339,644         4.1 Years                18             339,644                18
       $23- $24         3,500,000         5.9 Years                23           2,800,000                23
       $26- $27           164,500         6.1 Years                26             164,500                26
       $30- $32         5,143,917         8.8 Years                31             596,867                30
       $32- $36         3,470,602         8.1 Years                34           1,197,341                34
       $36- $40           277,565         7.4 Years                39             164,485                39
       $41- $44           101,075         7.1 Years                43              69,922                43
       $45- $46         2,555,555         7.0 Years                45           1,719,167                45
       $48- $49           265,000         7.1 Years                48             177,550                48
                       ----------                                               ---------
       $ 6- $49        15,861,260         7.5 Years                32           7,272,878                32
                       ==========                                               =========

Shares available for future grant under the Plan at December 31, 2000 were 6,956,879.

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

       Pension expense includes the following components:

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                      2000          1999           1998
                                                                      -----         -----          -----
        (amounts in thousands, except percentages)
        Interest cost on projected benefit obligation......           $ 567         $ 559          $ 594
        Actual return on assets............................            (374)         (387)          (334)
        Net amortization and deferral......................              30            53             51
                                                                      -----         -----          -----
        Net pension expense................................           $ 223         $ 225          $ 311
                                                                      =====         =====          =====

        Assumptions used in determining the net pension expense:
        Discount rate......................................           7 3/4%        7 3/4%         6 3/4%
        Rate of increase in compensation levels............              --*           --*            --*
        Expected rate of return on assets..................               7%            7%             7%


*      Not applicable, as benefits under the Plan were frozen in December 1997.

                              VORNADO REALTY TRUST

       The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                            2000               1999              1998
                                                                           -------            -------           -------
Change in benefit obligation
     Benefit obligation at beginning of year........................       $ 7,918            $ 8,952           $ 8,337
     Interest cost..................................................           567                559               594
     Benefit payments...............................................          (637)              (777)             (599)
     Experience loss/(gain).........................................          (318)              (816)              620
                                                                           -------            -------           -------
     Benefit obligation at end of year..............................         7,530              7,918             8,952

Change in plan assets
     Fair value of plan assets at beginning of year.................         5,284              5,551             4,254
     Employer contribution..........................................           698                362             1,531
     Benefit payments...............................................          (637)              (777)             (599)
     Actual return on assets........................................           387                148               365
                                                                           -------            -------           -------
     Fair value of plan assets at end of year.......................         5,732              5,284             5,551

Funded status.......................................................        (1,798)            (2,634)           (3,401)
     Unrecognized loss..............................................         1,279              1,279             2,270
                                                                           -------            -------           -------
Net Amount Recognized...............................................       $   519            $(1,355)          $(1,131)
                                                                           =======            =======           =======

Amounts recognized in the statement of financial position consist of:
     Accrued benefit liability......................................       $(1,798)           $(2,634)          $(3,401)
     Accumulated other comprehensive income.........................         1,279              1,279             2,270
                                                                           -------            -------           -------
Net amount recognized...............................................       $  (519)           $(1,355)          $(1,131)
                                                                           =======            =======           =======



       Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.

9.     LEASES

As lessor:

       The Company leases space to tenants in shopping centers and office buildings under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants' sales. As of December 31, 2000, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

YEAR ENDING DECEMBER 31:                                        AMOUNT
------------------------                                        ------
2001....................................................      $   646,149
2002....................................................          620,774
2003....................................................          578,014
2004....................................................          539,107
2005....................................................          485,822
Thereafter..............................................        2,673,476

       These amounts do not include rentals based on tenants' sales. These percentage rents approximated $4,825, $2,213 and $2,493 for the years ended December 31, 2000, 1999 and 1998.

       Bradlees, which accounts for 14.3% of the Retail property rentals and 2.2% of total property rentals, filed for protection under Chapter 11 of the U.S. Bankruptcy Code and closed all of its stores in February 2001. The Company leases 16 locations to Bradlees. Of these 16 locations, the leases for 14 are fully guaranteed and the fifteenth is guaranteed as to 70% of the rent by Stop & Shop Companies, Inc., under a Master Agreement and Guaranty, dated May 1, 1992. Stop & Shop is a wholly-owned subsidiary of Koninklijke Ahold NV (formerly Royal Ahold NV), a leading international Food retailer. The effectiveness of Stop & Shop's guarantee to Vornado of Bradlees' lease obligations is not affected by Bradlees' bankruptcy. None of these leases have been either rejected or assumed.

       The lease for the 14th Street and Union Square property is not guaranteed. In 1999, the Company paid Bradlees $11,000 to modify the terms of this lease to increase the rent by approximately $1,100 per annum to $4,600 effective March 2000, and to change the lease expiration date from October 2019 to March 15, 2002. On February 9, 2001, Bradlees rejected this lease. The Company is currently considering various redevelopment alternatives for this site which will include a combination of office and retail space.

       None of the Company's tenants represented more than 10% of the Company's total revenues for the year ended December 31, 2000.

                              VORNADO REALTY TRUST

As lessee:

       The Company is a tenant under operating leases for certain properties. These leases will expire principally during the next thirty years. Future minimum lease payments under operating leases at December 31, 2000, are as follows:



YEAR ENDING DECEMBER 31:                                             AMOUNT
------------------------                                             ------
2001........................................................       $  14,800
2002........................................................          14,400
2003........................................................          13,700
2004........................................................          12,800
2005........................................................          12,800
Thereafter..................................................         392,000


       Rent expense was $15,248, $14,269 and $5,937 for the years ended December 31, 2000, 1999 and 1998.

10.    COMMITMENTS AND CONTINGENCIES

       At December 31, 2000, in addition to the $425.0 million balance outstanding under the Company's revolving credit facility, the Company had utilized $93.6 million of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

       Each of the Company's properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to the Company.

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

11.    NET GAIN FROM INSURANCE SETTLEMENT AND CONDEMNATION PROCEEDING

       In September 1998, Atlantic City condemned the Company's vacant property. In the third quarter of 1998, the Company recorded a gain of $1,694, (which reflects the condemnation award of $3,100, net of the carrying value of the property of $1,406). The Company is appealing the amount of the award.

       In April 1997, the Company's Lodi shopping center was destroyed by a fire. In the third quarter of 1998, the Company and its insurer agreed that the estimated cost to reconstruct the shopping center is approximately $9,012 and the Company recorded a gain of $7,955 (the agreed upon amount, net of the carrying value of the shopping center of $1,057). The insurance carrier has previously advanced $5,550 to the Company. The reconstruction of the shopping center was completed in 1999.

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

13.      OTHER RELATED PARTY TRANSACTIONS

         At December 31, 2000, the loan due from Mr. Roth, in accordance with his employment arrangement, was $13,123 ($4,704 of which is shown as a reduction in shareholders' equity). During 1999, the Company amended Mr. Roth's loan to,
(i) reset the interest rate to 4.49% per annum (based on the applicable Federal rate) from a floating rate equal to the broker call rate and (ii) extend the maturity to January 2006 from December 2002. The Company also provided Mr. Roth with the right to draw up to $15,000 of additional loans on a revolving basis. Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.

         At December 31, 2000, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $8,600. The loans mature in 2003 and bear interest, payable quarterly at a weighted average interest rate of 5.39% (based on the applicable Federal rate). In addition, in accordance with his employment agreement, in December 1996 Mr. Fascitelli received a deferred payment consisting of $5,000 in cash and a $20,000 convertible obligation payable at the Company's option in 919,540 of its common shares or the cash equivalent of their appreciated value but not less than $20,000. Accordingly, the cash and common shares are being held in an irrevocable trust (the fair value of this obligation was $37,544 at December 31, 2000). The Company recorded a charge to equity of $10,464 which represented the appreciation in the value of the stock from the date the trust was established (at which time the price of the stock was $21.75 per share) to September 30, 1998 (at which time the price of the stock was $33.13 per share). In all subsequent periods, appreciation in the stock's price above $33.13 is recognized as compensation expense and, if the price fluctuates between $33.13 and $21.75, equity is adjusted. For the year ended December 31, 2000, the Company recognized approximately $1,968 of compensation expense. For the year ended December 31, 1999, approximately $340 was recognized as a reduction of compensation expense and approximately $579 was recorded as a reduction of stockholders' equity.

         Two other executive officers of the Company have loans outstanding pursuant to employment agreements of $3,000 at December 31, 2000. The loans bear interest at either the applicable Federal rate provided or the broker call rate (8.25% at December 31, 2000).

         The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 2000, 1999 and 1998, $1,418, $1,262 and $1,365
of management fees were earned by the Company pursuant to the management agreement.

         The Mendik Group (Messrs. Mendik and Greenbaum and certain entities controlled by them) owns an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services are provided were not negotiated at arms length, the Company believes, based upon comparable amounts charged to other real estate companies, that the terms and conditions of such contracts are fair to the Company. In connection with these contracts, the Company paid $47,493, $40,974 and $25,686 for the years ended December 31, 2000, 1999 and 1998.

         At December 31, 2000, the common stock of the preferred stock affiliates which owned interests in the Temperature Controlled Logistics Companies, Hotel Pennsylvania and related management companies was owned by Officers and Trustees of Vornado. In January 2001, the Company acquired the common stock of the preferred stock affiliates and converted them to taxable REIT Subsidiaries.

                              VORNADO REALTY TRUST

14.      MINORITY INTEREST

         The minority interest represents limited partners', other than the Company's, interests in the Operating Partnership and are comprised of:

                                             Outstanding Units at                       Preferred
                                          ---------------------------     Per Unit      or Annual      Conversion
                                          December 31,   December 31,   Liquidation   Distribution      Rate Into
Unit Series                                   2000           1999        Preference       Rate        Class A Units
-----------                               ------------   ------------   -----------   ------------    -------------
Common:
    Class A (a) .....................      6,456,749      6,247,829             --      $1.97              N/A
    Class D .........................        869,387        876,543             --      $2.04125             1.0 (b)
Convertible Preferred:
    5.0% B-1 Convertible Preferred ..        899,566        899,566      $   50.00      $2.50               .914
    8.0% B-2 Convertible Preferred ..        449,783        449,783      $   50.00      $4.00               .914
    6.5% C-1 Convertible Preferred ..        747,912        747,912      $   50.00      $3.25             1.1431
    6.25% E-1 Convertible Preferred        4,998,000      4,998,000      $   50.00      $3.09375 (c)      1.1364
Perpetual Preferred: (d)
    8.5% D-1 Cumulative
      Redeemable Preferred ..........      3,500,000      3,500,000      $   25.00      $2.125             N/A
    8.375% D-2 Cumulative Redeemable
      Preferred .....................        549,336        549,336      $   50.00      $4.1875            N/A
    8.25% D-3 Cumulative Redeemable
      Preferred .....................      8,000,000      8,000,000      $   25.00      $2.0625            N/A
    8.25% D-4 Cumulative Redeemable
      Preferred .....................      5,000,000      5,000,000      $   25.00      $2.0625            N/A
    8.25% D-5 Cumulative Redeemable
      Preferred .....................      7,480,000      7,480,000      $   25.00      $2.0625            N/A
    8.25% D-6 Cumulative Redeemable
      Preferred .....................        840,000             --      $   25.00      $2.0625            N/A
    8.25% D-7 Cumulative Redeemable
      Preferred .....................      7,200,000             --      $   25.00      $2.0625            N/A
    8.25% D-8 Cumulative Redeemable
      Preferred .....................        360,000             --      $   25.00      $2.0625            N/A

-------------------

(a) Class A units are redeemable at the option of the holder for common shares of beneficial interest in Vornado, on a one-for-one basis, or at the Company's option for cash.

(b) Mandatory conversion of Class D units into Class A units will occur after four consecutive quarters of distributions of at least $.50375 per Class A unit ($2.015 annually).

(c)      Increases to $3.25 over the next two years and fixes at $3.38 in March
         2007.

(d) Convertible at the option of the holder for an equivalent amount of the Company's preferred shares and redeemable at the Company's option after the 5th anniversary of the date of issuance (ranging from December 1998 to December 2000).

                              VORNADO REALTY TRUST

15.      INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per share:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------
                                                                          2000               1999              1998
                                                                      ------------       ------------       ------------
(amounts in thousands, except per share amounts)
Numerator:
    Income before extraordinary item ...........................      $    235,116       $    202,519       $    152,854
    Extraordinary item .........................................            (1,125)                --                 --
                                                                      ------------       ------------       ------------
    Net income .................................................           233,991            202,519            152,854
    Preferred stock dividends ..................................           (38,690)           (33,438)           (21,690)
                                                                      ------------       ------------       ------------
    Numerator for basic and diluted income per share--net income
      applicable to common shares ..............................      $    195,301       $    169,081       $    131,164
                                                                      ============       ============       ============

Denominator:
    Denominator for basic income per share--weighted average
      shares ...................................................        86,521,195         85,666,424         80,724,132
    Effect of dilutive securities:
      Employee stock options ...................................         2,170,894          1,621,386          1,931,818
                                                                      ------------       ------------       ------------

    Denominator for diluted income per share--adjusted
      weighted average shares and assumed conversions ..........        88,692,089         87,287,810         82,655,950
                                                                      ============       ============       ============

INCOME PER COMMON SHARE - BASIC:
      Income before extraordinary item .........................      $       2.27       $       1.97       $       1.62
      Extraordinary item .......................................              (.01)                --                 --
                                                                      ------------       ------------       ------------
      Net income per common share ..............................      $       2.26       $       1.97       $       1.62
                                                                      ============       ============       ============

INCOME PER COMMON SHARE - DILUTED:
      Income before extraordinary item .........................      $       2.21       $       1.94       $       1.59
      Extraordinary item .......................................              (0.1)                --                 --
                                                                      ------------       ------------       ------------
      Net income per common share ..............................      $       2.20       $       1.94       $       1.59
                                                                      ============       ============       ============

                              VORNADO REALTY TRUST

16.      SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

         The following summary represents the results of operations for each quarter in 2000 and 1999:



                                                                    NET INCOME      NET INCOME PER
                                                                   APPLICABLE TO    COMMON SHARE(1)
                                                                      COMMON        ---------------
                                                      REVENUE         SHARES        BASIC   DILUTED
                                                      --------     -------------    -----   -------
(amounts in thousands, except share amounts)
2000
    March 31 .....................................    $195,279      $47,523(2)      $.55      $.54
    June 30 ......................................     198,745       47,281          .55       .53
    September 30 .................................     215,655       58,447(2)       .68       .65
    December 31 ..................................     216,853       42,050          .48       .47
1999
    March 31 .....................................    $163,564      $42,754(3)      $.50      $.49
    June 30 ......................................     166,188       42,758(3)       .50       .49
    September 30 .................................     183,555       44,487(3)       .52       .51
    December 31 ..................................     183,651       39,082          .45       .45

-------------------

(1) The total for the year may differ from the sum of the quarters as a result of weighting.

(2) Net income for the quarters ended March 31, 2000 and September 30, 2000 included net gains on sale of real estate of $2,560 ($.03 per share) and $8,405 ($.09 per share), respectively.

(3) Net income for each of the first three quarters of 1999 has been restated to reflect a correction for depreciation expense of a partially-owned entity. The effect of such restatement for each of the first three quarters on net income and net income per common share is as follows: $462 ($.01 per share), $887 ($.01 per share), and $887 ($.01 per share), respectively.

                              VORNADO REALTY TRUST

17.      SEGMENT INFORMATION

         The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.

                                                                           December 31, 2000
                                          ----------------------------------------------------------------------------------------
                                                                                                       Temperature
                                                                                       Merchandise     Controlled
                                             Total          Office         Retail         Mart          Logistics       Other(2)
                                          -----------    -----------     ---------     -----------     ------------    ---------
Total revenues .....................      $   826,532    $   472,527     $ 177,787      $ 155,213       $      --      $  21,005
Total expenses .....................          466,117        267,899        73,802         83,006              --         41,410
                                          -----------    -----------     ---------      ---------       ---------      ---------
Operating income ...................          360,415        204,628       103,985         72,207              --        (20,405)
Income applicable to Alexander's ...           13,053             --            --             --              --         13,053
Income from partially-owned entities           90,404         29,210           667          2,111          28,778(6)      29,638
Interest and other investment income           32,926          6,162            --          1,474              --         25,290
Interest and debt expense ..........         (170,273)       (62,162)      (53,180)       (38,566)             --        (16,365)
Net gain on sale of real estate ....           10,965          8,405         2,560             --              --             --
Minority interest ..................         (102,374)       (46,917)      (16,550)       (12,660)        (12,483)       (13,764)
                                          -----------    -----------     ---------      ---------       ---------      ---------
Income before extraordinary item ...          235,116        139,326        37,482         24,566          16,295         17,447
Extraordinary item .................           (1,125)            --        (1,125)            --              --             --
                                          -----------    -----------     ---------      ---------       ---------      ---------
Net income .........................          233,991        139,326        36,357         24,566          16,295         17,447
Extraordinary item .................            1,125             --         1,125             --              --             --
Minority interest ..................          102,374         46,917        16,550         12,660          12,483         13,764
Net gain on sale of real estate ....          (10,965)        (8,405)       (2,560)            --              --             --
Interest and debt expense (4) ......          260,573         96,224        55,741         38,566          27,424         42,618
Depreciation and amortization (4) ..          167,268         76,696        18,522         20,627          34,015         17,408
Straight-lining of rents (4) .......          (30,001)       (19,733)       (2,295)        (5,919)         (1,121)          (933)
Other ..............................           14,510             --        (1,654)         1,358           4,064         10,742(7)
                                          -----------    -----------     ---------      ---------       ---------      ---------
EBITDA(1) ..........................      $   738,875    $   331,025     $ 121,786      $  91,858       $  93,160      $ 101,046
                                          ===========    ===========     =========      =========       =========      =========

Balance sheet data:
    Real estate, net ...............      $ 3,901,055    $ 2,388,393     $ 551,183      $ 862,003       $      --      $  99,476
    Investments and advances to
      partially-owned entities .....        1,459,211        394,089        31,660         41,670         469,613        522,179
    Capital expenditures:
      Acquisitions .................          246,500        128,000            --         89,000              --         29,500
      Other ........................          200,181        106,689         7,251         37,362          28,582         20,297

-------------------

Footnotes are explained on page 101.

                              VORNADO REALTY TRUST

                                                                            December 31, 1999
                                           ---------------------------------------------------------------------------------------
                                                                                         Temperature
                                                                         Merchandise     Controlled
                                              Total          Office         Retail          Mart          Logistics       Other(2)
                                           -----------    -----------    ----------      -----------      ---------      ---------
Total revenues .........................   $   696,958    $   379,795     $ 170,538       $ 135,921       $      --      $  10,704
Total expenses .........................       405,854        227,680        74,062          74,624              --         29,488
                                           -----------    -----------     ---------       ---------       ---------      ---------
Operating income .......................       291,104        152,115        96,476          61,297              --        (18,784)
Income applicable to Alexander's .......         7,427             --            --              --              --          7,427
Income from partially-owned entities ...        82,310         19,055           938              --          36,722         25,595
Interest and other investment income ...        18,359          1,786            --             737              --         15,836
Interest and debt expense ..............      (141,683)       (49,624)      (27,635)        (29,509)             --        (34,915)
Minority interest ......................       (54,998)       (25,854)      (14,628)         (6,819)         (7,697)            --
                                           -----------    -----------     ---------       ---------       ---------      ---------
Net income .............................       202,519         97,478        55,151          25,706          29,025         (4,841)
Minority interest ......................        54,998         25,854        14,628           6,819           7,697             --
Interest and debt expense (4) ..........       226,253         82,460        30,249          29,509          27,520         56,515
Depreciation and amortization (4) ......       143,499         64,702        16,900          17,702          31,044         13,151
Straight-lining of rents (4) ...........       (25,359)       (16,386)       (2,120)         (4,740)         (1,698)          (415)
Other ..................................         7,451            365            --              --           2,054(3)       5,032
                                           -----------    -----------     ---------       ---------       ---------      ---------
EBITDA(1) ..............................   $   609,361    $   254,473     $ 114,808       $  74,996       $  95,642      $  69,442
                                           ===========    ===========     =========       =========       =========      =========

Balance sheet data:
    Real estate, net ...................   $ 3,612,965    $ 2,208,510     $ 575,633       $ 753,416       $      --      $  75,406
    Investments and advances to
      partially-owned entities .........     1,315,387        382,417         3,057          32,524         481,808        415,581
    Capital expenditures:
      Acquisitions .....................       394,006        388,436            --              --              --          5,570
      Other.............................       204,591         85,833        22,859          41,134          51,000          3,765

-------------------

Footnotes are explained on page 101.

                              VORNADO REALTY TRUST

                                                                         December 31, 1998
                                         ------------------------------------------------------------------------------------
                                                                                                   Temperature
                                                                                   Merchandise      Controlled
                                            Total          Office       Retail        Mart          Logistics        Other(2)
                                         -----------    -----------    ---------   -----------     ------------     ---------
Total revenues .......................   $   509,860    $   247,499    $ 167,155    $  86,521       $      --       $   8,685
Total expenses .......................       295,008        151,573       70,334       50,761              --          22,340
                                         -----------    -----------    ---------    ---------       ---------       ---------
Operating income .....................       214,852         95,926       96,821       35,760              --         (13,655)
Income applicable to Alexander's .....         3,123             --           --           --              --           3,123
Income from partially-owned entities .        32,025         10,854          258       (1,969)         15,191           7,691
Interest and other investment income .        24,074          4,467        2,159          639              --          16,809
Interest and debt expense ............      (114,686)       (25,175)     (32,249)     (18,711)             --         (38,551)
Net gain from insurance settlement and
    condemnation proceeding ..........         9,649             --           --           --              --           9,649
Minority interest ....................       (16,183)        (7,236)      (5,853)      (2,070)         (1,024)             --
                                         -----------    -----------    ---------    ---------       ---------       ---------
Net income ...........................       152,854         78,836       61,136       13,649          14,167         (14,934)
Minority interest ....................        16,183          7,236        5,853        2,070           1,024              --
Interest and debt expense (4) ........       164,478         40,245       32,709       18,711          26,541          46,272
Depreciation and amortization (4) ....       104,299         39,246       15,520        9,899          33,117           6,517

Net gain from insurance settlement and
    condemnation proceeding ..........        (9,649)            --           --           --              --          (9,649)

Straight-lining of rents (4) .........       (16,132)        (6,845)      (3,203)      (4,882)             --          (1,202)

Other.................................        15,055            (79)          --           --           8,872(3)        6,262(5)
                                         -----------    -----------    ---------    ---------       ---------       ---------
EBITDA(1) ............................   $   427,088    $   158,639    $ 112,015    $  39,447       $  83,721       $  33,266
                                         ===========    ===========    =========    =========       =========       =========

Balance sheet data:
    Real estate, net .................   $ 3,089,075    $ 1,777,919    $ 565,723    $ 729,485       $      --       $  15,948
    Investments and advances to
      partially-owned entities .......       827,840        118,337        2,946       26,638         459,172         220,747
    Capital expenditures:
      Acquisitions ...................     2,059,000        923,000       38,000      745,000         175,000         178,000
      Other ..........................        80,548         51,162        5,535       10,314          12,463           1,074

-------------------
Footnotes are explained on page 101.

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

         (2)      Other EBITDA is comprised of:

                                                                       2000        1999        1998
                                                                    ---------    --------    --------
                  Investment in Newkirk Joint Ventures ..........   $  50,985    $ 39,796    $  5,379
                  Investments in other partially-owned entities
                    (Hotel Pennsylvania,* Alexander's and other)       43,067      34,827      25,323
                  Investment Income .............................      25,290      15,836      16,809
                  Unallocated general and administrative expenses     (25,166)    (23,288)    (18,147)
                  Other .........................................       6,870       2,271       3,902
                                                                    ---------    --------    --------
                           Total ................................   $ 101,046    $ 69,442    $ 33,266
                                                                    =========    ========    ========

                  * The Commercial portion of the Hotel was wholly-owned as of August 5, 1999, and accordingly consolidated.

         (3) Includes (i) the reversal of income taxes (benefit) which are considered non-recurring because of the conversion of the Temperature Controlled Logistics Companies to REIT's in 2000 and (ii) the add back of non-recurring unification costs.

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

         (6)      Net of $9,780, of rent not recognized as income.

         (7) Includes the reversal of $4,765 of expenses in connection with a deferred compensation arrangement.


18.      SUBSEQUENT EVENTS

         On February 22, 2001, the Company entered into a 20-day exclusive negotiation period with the Port Authority of NY & NJ to complete the contract and associated documents for the net lease of the 11 million square foot World Trade Center complex in New York. The 99-year net lease of the World Trade Center has been valued by the Port Authority's advisors at approximately $3.25 billion. The Board of the Commissioners of the Port Authority has instructed their staff and advisors to present the final contract for approval at a special Port Authority Board meeting scheduled for March 14, 2001. In connection therewith, the Company has provided the Port Authority with a $100 million refundable and non-drawable letter of credit.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to trustees of the Registrant will be contained in a definitive Proxy Statement involving the election of trustees which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2000, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears at page 45 of this Annual Report on Form 10-K.

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


                                                                                                PAGES IN THIS
                                                                                                ANNUAL REPORT
                                                                                                 ON FORM 10-K
                                                                                                -------------
           II--Valuation and Qualifying Accounts--years ended December 31, 2000,
               1999 and 1998...............................................................          105
           III--Real Estate and Accumulated Depreciation as of December 31,2000............          106

         Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

         The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

EXHIBIT NO.

   12       Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed
            Charges and Preferred Share Dividend Requirement

   21       Subsidiaries of the Registrant

   23       Consent of Independent Auditors

         (b) Reports on Form 8-K and Form 8-K/A

         During the last quarter of the period covered by this Annual Report on Form 10-K the reports on Form 8-K and Form 8-K/A described below were filed.

PERIOD COVERED:
(DATE OF EARLIEST
EVENT REPORTED)                                ITEMS REPORTED                               DATE FILED
-----------------                              --------------                               ----------
December 8, 2000        Issuance of Series D-8 Preferred Units of Vornado Realty L.P.   December 28, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VORNADO REALTY TRUST


                                    By:          /s/ Joseph Macnow
                                       -------------------------------------
                                       Joseph Macnow, Executive Vice President-
                                       Finance and Administration and
                                       Chief Financial Officer


                                       Date: March 1, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                    SIGNATURE                                TITLE                            DATE
                    ---------                                -----                            ----
By:        /s/  Steven Roth                      Chairman of the Board of                 March 1, 2001
   ------------------------------------------      Trustees (Principal Executive
                (Steven Roth)                      Officer)

By:        /s/  Michael D. Fascitelli            President and Trustee                    March 1, 2001
   ------------------------------------------
                (Michael D. Fascitelli)

By:        /s/  Joseph Macnow                    Executive Vice President-                March 1, 2001
   ------------------------------------------      Finance and Administration
               (Joseph Macnow)                     and Chief Financial Officer


By:        /s/  David Mandelbaum                 Trustee                                  March 1, 2001
   ------------------------------------------
                (David Mandelbaum)

By:        /s/  Stanley Simon                    Trustee                                  March 1, 2001
   ------------------------------------------
                (Stanley Simon)

By:        /s/  Ronald G. Targan                 Trustee                                  March 1, 2001
   ------------------------------------------
                (Ronald G. Targan)

By:        /s/  Richard R. West                  Trustee                                  March 1, 2001
   ------------------------------------------
                (Richard R. West)

By:        /s/  Russell B. Wight, Jr.            Trustee                                  March 1, 2001
   ------------------------------------------
                (Russell B. Wight, Jr.)

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

             COLUMN A                          COLUMN B          COLUMN C                    COLUMN D                     COLUMN E
------------------------------------        --------------  ------------------    ---------------------------------       ---------
                                               BALANCE           ADDITIONS                  DEDUCTIONS                     BALANCE
                                             AT BEGINNING     CHARGED AGAINST     ---------------------------------        AT END
                                               OF YEAR          OPERATIONS             DESCRIPTION           AMOUNT        OF YEAR
                                            --------------  ------------------    ---------------------      ------       ---------
                                                                         (AMOUNTS IN THOUSANDS)
DESCRIPTION

YEAR ENDED DECEMBER 31, 2000:
    Deducted from accounts receivable,                                           Uncollectible accounts
      allowance for doubtful accounts.....      $7,292             $2,957            written-off             $  906       $  9,343
                                                ======             ======                                    ======       ========

YEAR ENDED DECEMBER 31, 1999:
    Deducted from accounts receivable                                            Uncollectible accounts
      allowance for doubtful accounts.....      $3,044             $5,131            written-off             $  883       $  7,292
                                                ======             ======                                    ======       ========

YEAR ENDED DECEMBER 31, 1998:
    Deducted from accounts receivable,                                           Uncollectible accounts
      allowance for doubtful accounts.....      $  658             $2,547            written-off             $  161       $  3,044
                                                ======             ======                                    ======       ========

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)



      COLUMN A                       COLUMN B               COLUMN C            COLUMN D                COLUMN E
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    GROSS AMOUNT AT WHICH
                                                    INITIAL COST TO COMPANY(1)    COSTS           CARRIED AT CLOSE OF PERIOD
                                                    -------------------------- CAPITALIZED   ------------------------------------
                                                                               SUBSEQUENT                BUILDINGS
                                                                BUILDINGS AND      TO                       AND
DESCRIPTION                         ENCUMBRANCES     LAND        IMPROVEMENTS  ACQUISITION     LAND     IMPROVEMENTS    TOTAL(2)
-----------                         ------------     ----        ------------  -----------   -------    ------------   ----------

OFFICE BUILDINGS
     NEW YORK
       MANHATTAN
        One Penn Plaza               $  275,000      $      --    $ 412,169     $  55,780   $     --      $  467,949    $ 467,949
        Two Penn Plaza                  160,518         53,615      164,903        48,009     52,689         213,838      266,527
        909 Third Avenue                107,879             --      120,723         9,118         --         129,841      129,841
        770 Broadway                     94,072         52,898       95,686        68,340     52,898         164,026      216,924
        Eleven Penn Plaza                52,289         40,333       85,259         8,387     40,333          93,646      133,979
        Two Park Avenue                  90,000         43,609       69,715         3,694     43,609          73,409      117,018
        90 Park Avenue                       --          8,000      175,890        13,316      8,000         189,206      197,206
        888 Seventh Avenue               55,000             --      117,269        18,364         --         135,633      135,633
        330 West 34th Street                 --             --        8,599         3,985         --          12,584       12,584
        1740 Broadway,                       --         26,971      102,890         6,899     26,971         109,789      136,760
        150 East 58th Street                 --         39,303       80,216         6,337     39,303          86,553      125,856
        866 United Nations Plaza         33,000         32,196       37,534         6,187     32,196          43,721       75,917
        595 Madison (Fuller              79,427         62,731       62,888           873     62,731          63,761      126,492
        Building)
        640 Fifth Avenue                     --         38,224       25,992        29,921     38,224          55,913       94,137
        40 Fulton Street                     --         15,732       26,388         2,341     15,732          28,729       44,461
        689 Fifth Avenue                     --         19,721       13,446         1,011     19,721          14,457       34,178
        20 Broad Street                      --             --       28,760         2,010         --          30,770       30,770
        7 West 34th Street                   --         34,595       93,703            --     34,595          93,703      128,298
     WESTCHESTER
        550/600 Mamaroneck Avenue            --             --       21,770           985         --          22,755       22,755
                                     ----------      ---------    ---------     ---------   --------      ----------    ---------
           Total New York               947,185        467,928    1,743,800       285,557    467,002       2,030,283    2,497,285
                                     ----------      ---------    ---------     ---------   --------      ----------    ---------

     NEW JERSEY
        PARAMUS                              --             --        8,345         9,174         --          17,519       17,519
                                     ----------      ---------    ---------     ---------   --------      ----------    ---------
           Total New Jersey                  --             --        8,345         9,174         --          17,519       17,519
                                     ----------      ---------    ---------     ---------   --------      ----------    ---------

TOTAL OFFICE BUILDINGS                  947,185        467,928    1,752,145       294,731    467,002       2,047,802    2,514,804
                                     ----------      ---------    ---------     ---------   --------      ----------    ---------

SHOPPING CENTERS
     NEW JERSEY
        Bordentown                        8,236*           498        3,176         1,096        713           4,057        4,770
        Bricktown                        16,645*           929        2,175         9,181        929          11,356       12,285
        Cherry Hill                      15,308*           915        3,926         3,296        915           7,222        8,137


                                           COLUMN F       COLUMN G     COLUMN H     COLUMN I
                                         -------------------------------------------------------
                                                                                   LIFE ON WHICH
                                                                                   DEPRECIATION
                                          ACCUMULATED                                IN LATEST
                                          DEPRECIATION                                INCOME
                                              AND           DATE OF       DATE       STATEMENT
                                         AMORTIZATION   CONSTRUCTION(3) ACQUIRED    IS COMPUTE
                                         ------------   --------------- --------    ----------

OFFICE BUILDINGS
     NEW YORK
       MANHATTAN
        One Penn Plaza                   $32,765             1972        1998        39 Years
        Two Penn Plaza                    21,509             1968        1997        39 Years
        909 Third Avenue                   4,951             1969        1999        39 Years
        770 Broadway                       6,777             1907        1998        39 Years
        Eleven Penn Plaza                  9,184             1923        1997        39 Years
        Two Park Avenue                    8,167             1928        1998        39 Years
        90 Park Avenue                    15,744             1964        1997        39 Years
        888 Seventh Avenue                 6,163             1980        1999        39 Years
        330 West 34th Street                 476             1925        1998        39 Years
        1740 Broadway,                    10,780             1950        1997        39 Years
        150 East 58th Street               5,923             1969        1998        39 Years
        866 United Nations Plaza           4,508             1966        1997        39 Years
        595 Madison (Fuller                2,095             1968        1999        39 Years
        Building)
        640 Fifth Avenue                   3,844             1950        1997        39 Years
        40 Fulton Street                   2,100             1987        1998        39 Years
        689 Fifth Avenue                     819             1925        1998        39 Years
        20 Broad Street                    1,868             1956        1998        39 Years
        7 West 34th Street                   389                         2000        40 Years
     WESTCHESTER
        550/600 Mamaroneck Avenue          1,340          1971/1969      1998        39 Years
                                         -------
           Total New York                139,402
                                         -------

     NEW JERSEY
        PARAMUS
                                           3,827             1967        1987   26 - 40 Years
           Total New Jersey              -------
                                           3,827
                                         -------
TOTAL OFFICE BUILDINGS
                                         143,229
                                         -------
SHOPPING CENTERS
     NEW JERSEY
        Bordentown                         3,822             1958        1958    7 - 40 Years
        Bricktown                          5,396             1968        1968   22 - 40 Years
        Cherry Hill                        5,664             1964        1964   12 - 40 Years

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)


      COLUMN A                       COLUMN B               COLUMN C            COLUMN D                COLUMN E
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 GROSS AMOUNT AT WHICH
                                                    INITIAL COST TO COMPANY(1)    COSTS        CARRIED AT CLOSE OF PERIOD
                                                    -------------------------- CAPITALIZED   -------------------------------------
                                                                               SUBSEQUENT                BUILDINGS
                                                                BUILDINGS AND      TO                       AND
      DESCRIPTION                   ENCUMBRANCES     LAND        IMPROVEMENTS  ACQUISITION   LAND       IMPROVEMENTS   TOTAL(2)
      -----------                   ------------    -----      --------------  -----------   ----       ------------   -----------
        Delran                            6,561 *       756           3,184         2,626        756           5,810        6,566
        Dover                             7,502 *       224           2,330         2,437        204           4,787        4,991
        East Brunswick                   23,242 *       319           3,236         6,506        319           9,742       10,061
        East Hanover I                   27,864 *       376           3,063         3,645        476           6,608        7,084
        East Hanover II                      --       1,756           8,706            --      1,756           8,706       10,462
        Hackensack                       25,534 *       536           3,293         7,261        536          10,554       11,090
        Jersey City                      19,548 *       652           2,962         1,796        652           4,758        5,410
        Kearny (4)                        3,816 *       279           4,429        (1,208)       290           3,210        3,500
        Lawnside                         10,817 *       851           2,222         1,351        851           3,573        4,424
        Lodi                              9,586 *       245           9,339           117        245           9,456        9,701
        Manalapan                        12,793 *       725           2,447         4,972        725           7,419        8,144
        Marlton                          12,439 *     1,514           4,671           566      1,611           5,140        6,751
        Middletown                       16,792 *       283           1,508         3,939        283           5,447        5,730
        Morris Plains                    12,292 *     1,254           3,140         3,166      1,104           6,456        7,560
        North Bergen (4)                  4,047 *       510           3,390          (956)     2,308             636        2,944
        North Plainfield                 11,112 *       500          13,340           394        500          13,734       14,234
        Totowa                           30,155 *     1,097           5,359        10,941      1,163          16,234       17,397
        Turnersville                      4,172 *       900           2,132           597        900           2,729        3,629
        Union                            34,245 *     1,014           4,527         2,947      1,014           7,474        8,488
        Vineland                             --         290           1,594         1,253        290           2,847        3,137
        Watchung (4)                     13,817 *       451           2,347         6,857      4,178           5,477        9,655
        Woodbridge                       22,572 *       190           3,047           709        220           3,726        3,946
                                        -------     -------          ------        ------     ------         -------      -------
           Total New Jersey             349,095      17,064          99,543        73,489     22,938         167,158      190,096
                                        -------     -------          ------        ------     ------         -------      -------

     NEW YORK
        14th Street and Union
           Square, Manhattan                 --         12,566        4,044        15,146     24,079           7,677       31,756
        Albany (Menands)                  6,348 *          460        1,677         2,649        460           4,326        4,786
        Buffalo (Amherst)                 7,153 *          402        2,019         2,162        636           3,947        4,583
        Freeport                         15,110 *        1,231        3,273         2,848      1,231           6,121        7,352
        New Hyde Park                     7,626 *           --           --             4         --               4            4
        North Syracuse                       --             --           --            23         --              23           23
        Rochester (Henrietta)                --             --        2,124         1,151         --           3,275        3,275



                                                                                  COLUMN F       COLUMN G     COLUMN H     COLUMN I
                                                                            --------------------------------------------------------
                                                                                                                     LIFE ON WHICH
                                                                                                                      DEPRECIATION
                                                                              ACCUMULATED                                IN LATEST
                                                                              DEPRECIATION                                INCOME
                                                                                  AND       DATE OF          DATE       STATEMENT
      DESCRIPTION                                                            AMORTIZATION  CONSTRUCTION(3)  ACQUIRED   IS COMPUTE
      -----------                                                           -------------  ---------------  --------  --------------
        Delran                                                                     3,228         1972         1972     16 - 40 Years
        Dover                                                                      3,174         1964         1964     16 - 40 Years
        East Brunswick                                                             6,018         1957         1957      8 - 33 Years
        East Hanover I                                                             4,998         1962         1962      9 - 40 Years
        East Hanover II                                                              490         1979         1998          40 Years
        Hackensack                                                                 5,341         1963         1963     15 - 40 Years
        Jersey City                                                                3,928         1965         1965     11 - 40 Years
        Kearny (4)                                                                 1,275         1938         1959     23 - 29 Years
        Lawnside                                                                   2,363         1969         1969     17 - 40 Years
        Lodi                                                                         293         1999         1975          40 Years
        Manalapan                                                                  4,297         1971         1971     14 - 40 Years
        Marlton                                                                    3,910         1973         1973     16 - 40 Years
        Middletown                                                                 3,049         1963         1963     19 - 40 Years
        Morris Plains                                                              5,212         1961         1985      7 - 19 Years
        North Bergen (4)                                                             142         1993         1959          30 Years
        North Plainfield                                                           5,308         1955         1989     21 - 30 Years
        Totowa                                                                     6,557      1957/1999       1957     19 - 40 Years
        Turnersville                                                               1,740         1974         1974     23 - 40 Years
        Union                                                                      5,436         1962         1962      6 - 40 Years
        Vineland                                                                   1,973         1966         1966     18 - 40 Years
        Watchung (4)                                                               1,112         1994         1959     27 - 30 Years
        Woodbridge                                                                 3,097         1959         1959     11 - 40 Years
                                                                                  ------
             Total New Jersey                                                     87,823
                                                                                  ------
        NEW YORK

        14th Street and Union
           Square, Manhattan                                                       1,188         1965         1993     36 - 39 Years
        Albany (Menands)                                                           2,219         1965         1965     22 - 40 Years
        Buffalo (Amherst)                                                          2,810         1968         1968     13 - 40 Years
        Freeport                                                                   3,151         1981         1981     15 - 40 Years
        New Hyde Park                                                                123         1970         1976      6 - 10 Years
        North Syracuse                                                                23         1967         1976     11 - 12 Years
        Rochester (Henrietta)                                                      2,239         1971         1971     15 - 40 Years

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

      COLUMN A                       COLUMN B               COLUMN C             COLUMN D                COLUMN E
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 GROSS AMOUNT AT WHICH
                                                    INITIAL COST TO COMPANY(1)    COSTS        CARRIED AT CLOSE OF PERIOD
                                                    --------------------------  CAPITALIZED   ------------------------------------
                                                                                SUBSEQUENT                BUILDINGS
                                                                 BUILDINGS AND      TO                       AND
      DESCRIPTION                    ENCUMBRANCES     LAND       IMPROVEMENTS   ACQUISITION   LAND       IMPROVEMENTS    TOTAL(2)
      -----------                    ------------    ------      -------------  -----------   ----       ------------    ---------
        Rochester                            --            443        2,870           958        443           3,828        4,271
        Valley Stream (Green Acres)     161,900        140,069       99,586         4,751    139,910         104,496      244,406
                                        -------        -------      -------        ------    -------         -------      -------
           Total New York               198,137        155,171      115,593        29,692    166,759         133,697      300,456
                                        -------        -------      -------        ------    -------         -------      -------

     PENNSYLVANIA
        Allentown                        23,728 *           70        3,446        10,197        334          13,379       13,713
        Bensalem (4)                      6,557 *        1,198        3,717         1,177      2,727           3,365        6,092
        Bethlehem                         4,150 *          278        1,806         3,904        278           5,710        5,988
        Broomall                          9,979 *          734        1,675         1,455        850           3,014        3,864
        Glenolden                         7,484 *          850        1,295           728        850           2,023        2,873
        Lancaster                            --            606        2,312         2,732        606           5,044        5,650
        Levittown                            --            193        1,231            35        183           1,276        1,459
        10th and Market
           Streets, Philadelphia          9,140 *          933        3,230         5,729        933           8,959        9,892
        Upper Moreland                    7,095 *          683        2,497           564        683           3,061        3,744
        York                              4,196 *          421        1,700         1,173        409           2,885        3,294
                                        -------        -------      -------        ------    -------         -------      -------
           Total Pennsylvania            72,329          5,966       22,909        27,694      7,853          48,716       56,569
                                        -------        -------      -------        ------    -------         -------      -------

     MARYLAND
        Baltimore (Belair Rd.)               --            785        1,333         3,419        785           4,752        5,537
        Baltimore (Towson)               11,628 *          581        2,756           678        581           3,434        4,015
        Baltimore (Dundalk)               6,301 *          667        1,710         3,222        667           4,932        5,599
        Glen Burnie                       5,984 *          462        1,741         1,489        462           3,230        3,692
        Hagerstown                        3,353 *          168        1,453           984        168           2,437        2,605
                                        -------        -------      -------        ------    -------         -------      -------
           Total Maryland                27,266          2,663        8,993         9,792      2,663          18,785       21,448
                                        -------        -------      -------        ------    -------         -------      -------

     CONNECTICUT
        Newington                         6,683 *          502        1,581         2,003      1,652           2,434        4,086
        Waterbury                            --             --        2,103         1,435        667           2,871        3,538
                                        -------        -------      -------        ------    -------         -------      -------
           Total Connecticut              6,683            502        3,684         3,438      2,319           5,305        7,624
                                        -------        -------      -------        ------    -------         -------      -------

     MASSACHUSETTS
        Chicopee                             --            510        2,031           358        510           2,389        2,899
        Springfield (4)                   3,190 *          505        1,657           808      2,586             384        2,970
                                        -------        -------      -------        ------    -------         -------      -------
           Total Massachusetts            3,190          1,015        3,688         1,166      3,096           2,773        5,869
                                        -------        -------      -------        ------    -------         -------      -------


                                                COLUMN F       COLUMN G     COLUMN H     COLUMN I
                                              ----------------------------------------------------------
                                                                                        LIFE ON WHICH
                                                                                        DEPRECIATION
                                               ACCUMULATED                                IN LATEST
                                               DEPRECIATION                                INCOME
                                                    AND       DATE OF         DATE        STATEMENT
                                               AMORTIZATION  CONSTRUCTION(3) ACQUIRED    IS COMPUTE
                                               ------------  --------------- ---------  ----------------
        Rochester                                    2,616         1966         1966       10 - 40 Years
        Valley Stream (Green Acres)                  7,915         1956         1997       39 - 40 Years
                                                   -------
           Total New York                           22,284
                                                   -------

     PENNSYLVANIA
        Allentown                                    5,876         1957         1957       20 - 42 Years
        Bensalem (4)                                 1,291      1972/1999       1972            40 Years
        Bethlehem                                    3,888         1966         1966        9 - 40 Years
        Broomall                                     2,206         1966         1966        9 - 40 Years
        Glenolden                                    1,166         1975         1975       18 - 40 Years
        Lancaster                                    3,419         1966         1966       12 - 40 Years
        Levittown                                    1,212         1964         1964        7 - 40 Years
        10th and Market
           Streets, Philadelphia                     1,502         1977         1994       27 - 30 Years
        Upper Moreland                               2,050         1974         1974       15 - 40 Years
        York                                         1,878         1970         1970       15 - 40 Years
                                                   -------
           Total Pennsylvania                       24,488
                                                   -------

     MARYLAND
        Baltimore (Belair Rd.)                       3,227         1962         1962       10 - 33 Years
        Baltimore (Towson)                           2,362         1968         1968       13 - 40 Years
        Baltimore (Dundalk)                          3,157         1966         1966       12 - 40 Years
        Glen Burnie                                  1,930         1958         1958       16 - 33 Years
        Hagerstown                                   1,533         1966         1966        9 - 40 Years
                                                   -------
           Total Maryland                           12,209
                                                   -------

     CONNECTICUT
        Newington                                    1,687         1965         1965        9 - 40 Years
        Waterbury                                    1,954         1969         1969       21 - 40 Years
                                                   -------
           Total Connecticut                         3,641
                                                   -------

     MASSACHUSETTS
        Chicopee                                     1,900         1969         1969       13 - 40 Years
        Springfield (4)                                 99         1993         1966       28 - 30 Years
                                                   -------
           Total Massachusetts                       1,999
                                                   -------


      COLUMN A                       COLUMN B               COLUMN C            COLUMN D                     COLUMN E
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       GROSS AMOUNT AT WHICH
                                                    INITIAL COST TO COMPANY(1)     COSTS             CARRIED AT CLOSE OF PERIOD
                                                    --------------------------  CAPITALIZED    -------------------------------------
                                                                                SUBSEQUENT                 BUILDINGS
                                                                BUILDINGS AND       TO                        AND
      DESCRIPTION                   ENCUMBRANCES       LAND      IMPROVEMENTS   ACQUISITION     LAND      IMPROVEMENTS      TOTAL(2)
      -----------                   ------------     ---------  -------------   -----------    -------    ------------      --------

     PUERTO RICO (SAN JUAN)
        Montehiedra                      61,022          9,182       66,701           314        9,182         67,015         76,197
                                        -------        -------      -------       -------      -------        -------        -------

TOTAL SHOPPING CENTERS                  717,722        191,563      321,111       145,585      214,810        443,449        658,259
                                        -------        -------      -------       -------      -------        -------        -------

MERCHANDISE MART PROPERTIES
     ILLINOIS
        Merchandise Mart,
           Chicago                      250,000         64,528      319,146        20,531       64,528        339,677        404,205
        350 North Orleans
           Chicago                       70,000         14,238       67,008        21,817       14,238         88,825        103,063
        33 North Dearborn
           Chicago                       19,000          6,624       30,680            --        6,624         30,680         37,304

     WASHINGTON, D.C.
        Washington Office Center         48,102         10,719       69,658           342       10,719         70,000         80,719
        Washington Design Center         23,632         12,274       40,662         5,780       12,274         46,442         58,716
        Other                                --          9,175        6,273            29        9,175          6,302         15,477

     NORTH CAROLINA
        Market Square Complex,
           High Point                    63,424         11,969       85,478        39,029       14,010        122,466        136,476
        National Furniture Mart,
           High Point                    13,568          1,069       16,761           189        1,069         16,950         18,019

     CALIFORNIA
        Gift and Furniture Mart,
           Los Angeles                   10,840         10,141       43,422           997       10,141         44,419         54,560
                                        -------        -------      -------       -------      -------        -------        -------

TOTAL MERCHANDISE MART                  498,566        140,737      679,088        88,714      142,778        765,761        908,539
                                        -------        -------      -------       -------      -------        -------        -------



                                        COLUMN F       COLUMN G        COLUMN H     COLUMN I
                                      ----------------------------   ---------------------------
                                                                                  LIFE ON WHICH
                                                                                   DEPRECIATION
                                       ACCUMULATED                                  IN LATEST
                                       DEPRECIATION                                   INCOME
                                            AND          DATE OF        DATE        STATEMENT
                                       AMORTIZATION  CONSTRUCTION(3)  ACQUIRED     IS COMPUTE
                                       ------------  -------------   -----------  --------------

     PUERTO RICO (SAN JUAN)
        Montehiedra                        6,292         1996            1997       40 Years
                                         -------

TOTAL SHOPPING CENTERS                   158,736
                                         -------

MERCHANDISE MART PROPERTIES
     ILLINOIS
        Merchandise Mart,
           Chicago                        24,033         1930            1998       40 Years
        350 North Orleans
           Chicago                         7,474         1977            1998       40 Years
        33 North Dearborn
           Chicago                           255                         2000       40 Years

     WASHINGTON, D.C.
        Washington Office Center           4,877         1990            1998       40 Years
        Washington Design Center           3,477         1919            1998       40 Years
        Other                                436                         1998       40 Years

     NORTH CAROLINA
        Market Square Complex,
           High Point                      5,234      1902-1989          1998       40 Years
        National Furniture Mart,
           High Point                        911         1964            1998       40 Years

     CALIFORNIA
        L.A. Mart,
           Los Angeles                       271                         2000       40 Years
                                         -------

TOTAL MERCHANDISE MART                    46,968
                                         -------

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)


            COLUMN A                       COLUMN B           COLUMN C              COLUMN D                  COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       GROSS AMOUNT AT WHICH
                                                                                     COSTS           CARRIED AT CLOSE OF PERIOD
                                                       INITIAL COST TO COMPANY(1) CAPITALIZED  ------------------------------------
                                                       --------------------------  SUBSEQUENT              BUILDINGS
                                                                   BUILDINGS AND       TO                     AND
           DESCRIPTION                   ENCUMBRANCES     LAND      IMPOVEMENTS    AQUISITION    LAND     IMPROVEMENTS    TOTAL(2)
           -----------                   ------------   --------   -------------  -----------  --------   -----------    ----------

WAREHOUSE/INDUSTRIAL
     NEW JERSEY
        East Brunswick                            --          --          4,772        2,869         --         7,641         7,641
        East Hanover                              --         576          7,752        7,248        693        14,883        15,576
        Edison                                    --         705          2,839        1,435        704         4,275         4,979
        Garfield                                  --          96          8,068        4,918         96        12,986        13,082
                                          ----------    --------     ----------     --------   --------    ----------    ----------
TOTAL WAREHOUSE/INDUSTRIAL                        --       1,377         23,431       16,470      1,493        39,785        41,278
                                          ----------    --------     ----------     --------   --------    ----------    ----------


OTHER PROPERTIES
     NEW JERSEY
        Montclair                              1,964*         66            470          330         66           800           866
                                          ----------    --------     ----------     --------   --------    ----------    ----------
           Total New Jersey                    1,964          66            470          330         66           800           866
                                          ----------    --------     ----------     --------   --------    ----------    ----------

     NEW YORK
        Hotel Pennsylvania
           (Commercial)                       47,009      12,542         51,047           --     12,542        51,047        63,589
        1135 Third Avenue                         --       7,844          7,844           --      7,844         7,844        15,688
        Riese                                     --      19,135          7,294        1,391     19,725         8,095        27,820
                                          ----------    --------     ----------     --------   --------    ----------    ----------
           Total New York                     47,009      39,521         66,185        1,391     40,111        66,986       107,097
                                          ----------    --------     ----------     --------   --------    ----------    ----------


            COLUMN A                        COLUMN F     COLUMN G      COLUMN H      COLUMN I
------------------------------------------------------------------------------------------------
                                                                                   LIFE ON WHICH
                                                                                   DEPRECIATION
                                          ACCUMULATED                                IN LATEST
                                          DEPRECIATION                                INCOME
                                              AND          DATE OF        DATE       STATEMENT
           DESCRIPTION                    AMORTIZATION CONSTRUCTION(3)  AQUIRED     IS COMPUTE
           -----------                    ------------ ---------------  -------    -------------

WAREHOUSE/INDUSTRIAL
     NEW JERSEY
        East Brunswick                         4,608          1972        1972      18-40 Years
        East Hanover                          10,803     1963-1967        1963       7-40 Years
        Edison                                 2,508          1954        1982      12-25 Years
        Garfield                               9,988          1942        1959      11-33 Years
                                            --------
TOTAL WAREHOUSE/INDUSTRIAL                    27,907
                                            --------


OTHER PROPERTIES
     NEW JERSEY
        Montclair                                554          1972        1972       4-15 Years
                                            --------
           Total New Jersey                      554
                                            --------

     NEW YORK
        Hotel Pennsylvania
           (Commercial)                        4,166          1919        1997          40 Years
        1135 Third Avenue                        588                      1997          40 Years
        Riese                                    662     1911-1987        1997          39 Years
                                            --------
           Total New York                      5,416
                                            --------


            COLUMN A                       COLUMN B           COLUMN C              COLUMN D                  COLUMN E
           -----------                    ----------    -----------------------     --------   ------------------------------------
                                                                                                       GROSS AMOUNT AT WHICH
                                                                                     COSTS           CARRIED AT CLOSE OF PERIOD
                                                       INITIAL COST TO COMPANY(1) CAPITALIZED  ------------------------------------
                                                       --------------------------  SUBSEQUENT              BUILDINGS
                                                                   BUILDINGS AND       TO                     AND
           DESCRIPTION                   ENCUMBRANCES     LAND     IMPROVEMENTS   ACQUISITION    LAND     IMPROVEMENTS    TOTAL(2)
           -----------                   ------------   --------   -------------  -----------  --------   -----------    ----------

     FLORIDA
        Student Housing Joint Venture         19,451       3,722         21,095          473      3,763        21,527        25,290
                                          ----------    --------     ----------     --------   --------    ----------    ----------
           Total Florida                      19,451       3,722         21,095          473      3,763        21,527        25,290
                                          ----------    --------     ----------     --------   --------    ----------    ----------

TOTAL OTHER PROPERTIES                        68,424      43,309         87,750        2,194     43,940        89,313       133,253
                                          ----------    --------     ----------     --------   --------    ----------    ----------

LEASEHOLD IMPROVEMENTS,
     EQUIPMENT AND OTHER                                                              38,709                   38,709        38,709
                                                                                    --------               ----------    ----------

TOTAL -
     DECEMBER 31, 2000                    $2,231,897    $844,914     $2,863,525     $586,403   $870,023    $3,424,819    $4,294,842
                                          ==========    ========     ==========     ========   ========    ==========    ==========


                                             COLUMN F     COLUMN G      COLUMN H      COLUMN I
                                             --------     ---------     --------    -------------
                                                                                    LIFE ON WHICH
                                                                                    DEPRECIATION
                                           ACCUMULATED                                IN LATEST
                                           DEPRECIATION                                INCOME
                                               AND          DATE OF        DATE       STATEMENT
           DESCRIPTION                     AMORTIZATION CONSTRUCTION(3)  ACQUIRED    IS COMPUTED
           -----------                     ------------ ---------------  --------   -------------

     FLORIDA
        Student Housing Joint Venture             494     1996-1997        2000          40 Years
                                             --------
           Total Florida                          494
                                             --------

TOTAL OTHER PROPERTIES                          6,464
                                             --------

LEASEHOLD IMPROVEMENTS,
     EQUIPMENT AND OTHER                       10,483                                3 - 20 Years
                                             --------

TOTAL -
     DECEMBER 31, 2000                       $393,787
                                             ========

         * These encumbrances are cross collateralized under a blanket mortgage in the amount of $496,764 at December 31, 2000.

Notes:

         1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date -- see Column H.

         2) The net basis of the company's assets and liabilities for tax purposes is approximately $1,033,000 lower than the amount reported for financial statement purposes.

         3) Date of original construction ---- many properties have had substantial renovation or additional construction ---- see Column D.

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

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (AMOUNTS IN THOUSANDS)

         The following is a reconciliation of real estate assets and accumulated depreciation:

                                                          YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                     2000           1999           1998
                                                  ----------     ----------     ----------

Real Estate
   Balance at beginning of period................ $3,921,507     $3,315,891     $1,564,093
   Additions during the period:
     Land........................................     57,669         83,153        308,261
     Buildings & improvements....................    357,367        522,463      1,464,595
                                                  ----------     ----------     ----------
                                                   4,336,543      3,921,507      3,336,949
   Less: Asset sold and written-off                   41,701             --         21,058
                                                  ----------     ----------     ----------
   Balance at end of period                       $4,294,842     $3,921,507     $3,315,891
                                                  ==========     ==========     ==========

ACCUMULATED DEPRECIATION
   Balance at beginning of period                 $  308,542     $  226,816     $  173,434
   Additions charged to operating expenses.......     91,236         81,726         59,227
                                                  ----------     ----------     ----------
                                                     399,778        308,542        232,661

   Less: Accumulated depreciation on assets
     sold and written-off........................      5,991             --          5,845
                                                  ----------     ----------     ----------
   Balance at end of period...................... $  393,787     $  308,542     $  226,816
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
                  filed with the State Department of Assessments and Taxation of
                  Maryland on April 22, 1998 - Incorporated by reference to
                  Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
                  April 22, 1998 (File No. 001-11954), filed on April 28,
                  1998..........................................................          *

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
                  Preferred Shares of Beneficial Interest, liquidation
                  preference $50.00 per share - Incorporated by reference to
                  Exhibit 4.1 of Vornado's Current Report on Form 8-K, dated
                  April 3, 1997 (File No. 001-11954), filed on April 8, 1997....          *

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

---------------
*        Incorporated by reference

 EXHIBIT
   NO.
 -------


   3.11     --    Articles Supplementary Classifying Vornado Realty Trust's
                  Series D-2 Preferred Shares, dated as of May 27, 1999, as
                  filed with the State Department of Assessments and Taxation of
                  Maryland on Incorporated May 27, 1999 - Incorporated by
                  reference to Exhibit 3.1 of Vornado's Current Report on Form by 8-K, dated May 27, 1999 (File No. 001-11954), filed on July
                  7, 1999.......................................................          *

   3.12     --    Articles Supplementary Classifying Vornado's Series D-3
                  Preferred Shares, dated September 3, 1999, as filed with the
                  State Department of Assessments and Taxation of Maryland on
                  September 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated September 3,
                  1999 (File No. 001-11954), filed on October 25, 1999..........          *

   3.13     --    Articles Supplementary Classifying Vornado's Series D-4
                  Preferred Shares, dated September 3, 1999, as filed with the
                  State Department of Assessments and Taxation of Maryland on
                  September 3, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated September 3,
                  1999 (File No. 001-11954), filed on October 25, 1999..........          *

   3.14     --    Articles Supplementary Classifying Vornado's Series D-5
                  Preferred Shares - Incorporated by reference to Exhibit 3.1 of
                  Vornado's Current Report on Form 8-K, dated November 24, 1999
                  (File No. 001-11954), filed on December 23, 1999..............          *

   3.15     --    Articles Supplementary to Declaration of Trust of Vornado
                  Realty Trust with respect to the Series D-6 Preferred Shares, dated May 1, 2000, as filed with the State Department of
                  Assessments and Taxation of Maryland on May 1, 2000 -
                  Incorporated by reference to Exhibit 3.1 of Vornado's Current
                  Report on Form 8-K, dated May 1, 2000 (File No. 001-11954),
                  filed May 19, 2000............................................          *

   3.16     --    Articles Supplementary to Declaration of Trust of Vornado
                  Realty Trust with respect to the Series D-7 Preferred Shares, dated May 25, 2000, as filed with the State Department of
                  Assessments and Taxation of Maryland on June 1, 2000 -
                  Incorporated by reference to Exhibit 3.1 of Vornado's Current
                  Report on Form 8-K, dated May 25, 2000 (File No. 001-11954),
                  filed on June 16, 2000........................................          *

   3.17     --    Articles Supplementary to Declaration of Trust of Vornado
                  Realty Trust with respect to the Series D-8 Preferred Shares -
                  Incorporated by reference to Exhibit 3.1 of Vornado's Current
                  Report on Form 8-K, dated December 8, 2000 (File No. 1-11954),
                  filed on December 28, 2000....................................          *

   3.18     --    Amended and Restated Bylaws of Vornado, as amended on March 2,
                  2000 - Incorporated by reference to Exhibit 3.12 of Vornado's
                  Annual Report on Form 10-K for the period ended December 31,
                  1999 (File No. 1-11954), filed on March 9, 2000...............          *

   3.19     --    Second Amended and Restated Agreement of Limited Partnership
                  of the Operating Partnership, dated as of October 20, 1997 -
                  Incorporated by reference to Exhibit 3.4 of Vornado's Annual
                  Report on Form 10-K for the year ended December 31, 1997 filed
                  on March 31, 1998 (the "1997 10-K")...........................          *

   3.20     --    Amendment to Second Amended and Restated Agreement of Limited
                  Partnership of Vornado Realty L.P., dated as of December 16,
                  1997--Incorporated by reference to Exhibit 3.5 of the 1997
                  10-K..........................................................          *

   3.21     --    Second Amendment to Second Amended and Restated Agreement of
                  Limited Partnership of the Operating Partnership, dated as of
                  April 1, 1998 - Incorporated by reference to Exhibit 3.5 of
                  Vornado's Registration Statement on Form S-3 (File No.
                  333-50095), filed on April 14, 1998...........................          *

---------------
*        Incorporated by reference

 EXHIBIT
   NO.
 -------
   3.22       --  Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating
                    Partnership, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on
                    November 30, 1998 ................................................................................    *

   3.23       --  Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of the
                    Operating Partnership, dated as of November 30, 1998 - Incorporated by reference to Exhibit
                    3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954),
                    filed on February 9, 1999 .......................................................................     *

   3.24       --  Exhibit A, dated as of December 22, 1998, to Second Amended and Restated Agreement of Limited
                    Partnership of the Operating Partnership - Incorporated by reference to Exhibit 3.4 of
                    Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on
                    February 9, 1999 .................................................................................    *

   3.25       --  Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating
                    Partnership, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's
                    Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999 ...     *

   3.26       --  Exhibit A to Second Amended and Restated Agreement of Limited Partnership of the Operating
                    Partnership, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March
                    17, 1999 ........................................................................................     *

   3.27       --  Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July
                    7, 1999 ..........................................................................................    *

   3.28       --  Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
                    Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999 .......    *

   3.29       --  Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
                    Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999 .......    *

   3.30       --  Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
                    Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25,
                    1999 .............................................................................................    *

   3.31       --  Tenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
                    Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25,
                    1999 .............................................................................................    *

   3.32       --  Eleventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on
                    December 23, 1999 ................................................................................    *

-------------
*    Incorporated by reference

 EXHIBIT
   NO.
 -------
   3.33       --  Twelfth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's
                    Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000.......      *

   3.34       --  Thirteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's
                    Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000.....      *

   3.35       --  Fourteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on
                    December 28, 2000...............................................................................      *

   4.1        --  Instruments defining the rights of security holders (see Exhibits 3.1 through 3.18 of this
                    Annual Report on Form 10-K).....................................................................

   4.2        --  Indenture dated as of November 24, 1993 between Vornado Finance Corp. and Bankers Trust Company, as Trustee - Incorporated by reference to Vornado's current Report on Form 8-K dated November
                    24, 1993 (File No. 001-11954), filed December 1, 1993...........................................      *

   4.3        --  Specimen certificate representing Vornado's Common Shares of Beneficial Interest, par value
                    $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration
                    Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995............................      *

   4.4        --  Specimen certificate representing Vornado's $3.25 Series A Preferred Shares of Beneficial
                    Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on
                    April 8, 1997...................................................................................      *

   4.5        --  Specimen certificate evidencing Vornado's Series B 8.5% Cumulative Redeemable Preferred Shares
                    of Beneficial Interest - Incorporated by reference to Exhibit 4.2 of Vornado's Registration
                    Statement on Form 8-A (File No. 001-11954), filed on March 15, 1999.............................      *

   4.6        --  Specimen certificate evidencing Vornado's 8.5% Series C Cumulative Redeemable Preferred Shares
                    of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on Form 8-A (File No.
                    001-11954), filed May 19, 1999..................................................................      *

   4.7        --  Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, Lasalle Bank
                    National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc. - Incorporated by
                    reference to Exhibit 10.48 of Vornado's Annual Report on Form 10-K for the period ended
                    December 31, 1999 (File No. 1-11954), filed on March 9, 2000....................................      *

  10.1        --  Vornado Realty Trust's 1993 Omnibus Share Plan, as amended - Incorporated by reference to
                    Exhibit 4.1 of Vornado Realty Trust's registration statement on Form S-8 (File No. 001-11954),
                    filed on July 30, 1996..........................................................................      *

  10.2        --  Second Amendment, dated as of June 12, 1997, to Vornado's 1993 Omnibus Share Plan, as amended -
                    Incorporated by reference to Vornado's Registration Statement on Form S-8 (File No. 333-29011)
                    filed on June 12, 1997..........................................................................      *

  10.3        --  Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of
                    May 1, 1992 - Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter
                    ended March 31, 1992 (File No. 001-11954), filed May 8, 1992....................................      *

-------------
*    Incorporated by reference

 EXHIBIT
   NO.
 -------

  10.4**      --  Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of
                    November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado
                    Finance Corp., as mortgagee - Incorporated by reference to Vornado's Current Report on Form
                    8-K dated November 24, 1993 (File No. 001-11954), filed December 1, 1993 ........................     *

  10.5**      --  1985 Stock Option Plan as amended - Incorporated by reference to Vornado's Quarterly Report on
                    Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed June 9, 1987.................     *

  10.6**      --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan - Incorporated by reference to Vornado's
                    Quarterly Report on Form 10-Q for quarter ended October 26, 1985 (File No. 001-11954), filed
                    December 9, 1985.................................................................................     *

  10.7**      --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by reference to Vornado's
                    Quarterly Report on Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed June
                    9, 1987..........................................................................................     *

  10.8**      --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by reference to Vornado's
                    Quarterly Report on Form 10-Q for quarter ended October 26, 1985 (File No. 001-11954), filed
                    December 9, 1985.................................................................................     *

  10.9**      --  Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 1998 -
                    Incorporated by reference to Exhibit 10.7 of Vornado's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998...................     *

  10.10**     --  Employment Agreement between Vornado Realty Trust and Richard Rowan dated January 1, 1998 -
                    Incorporated by reference to Exhibit 10.8 of Vornado's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998...................     *

  10.11**     --  Employment Agreement between Vornado Realty Trust and Irwin Goldberg, dated December 11, 1997 -
                    Incorporated by reference to Exhibit 10.10 of Vornado's Annual Report on Form 10-K/A for the
                    year ended December 31, 1997 (File No. 001-11954), filed on April 14, 1998.......................     *

  10.12**     --  Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli dated December 2,
                    1996 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                    December  31, 1996 (File No. 001-11954), filed March 13, 1997....................................     *

  10.13       --  Promissory Notes from Steven Roth to Vornado, Inc. dated December 29, 1992 and January 15, 1993
                    - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1992 (File No. 001-11954), filed February 16, 1993..................................     *

  10.14       --  Registration Rights Agreement between Vornado, Inc. and Steven Roth Dated December 29, 1992 -
                    Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
                    31, 1992 (File No. 001-11954), filed February 16, 1993...........................................     *

  10.15       --  Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 -
                    Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
                    31, 1992 (File No. 001-11954), filed February 16, 1993...........................................     *

-------------
*    Incorporated by reference
**   Management contract or compensatory plan

 EXHIBIT
   NO.
 -------
  10.16       --  Promissory Note from Steven Roth to Vornado Realty Trust dated April 15, 1993 and June 17, 1993
                    - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1993 (File No. 001-11954), filed March 24, 1994 ...................................     *

  10.17       --  Promissory Note from Richard Rowan to Vornado Realty Trust - Incorporated by reference to
                    Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                    001-11954), filed March 24, 1994 ...............................................................     *

  10.18       --  Promissory Note from Joseph Macnow to Vornado Realty Trust - Incorporated by reference to
                    Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                    001-11954), filed March 24, 1994 ...............................................................      *

  10.19       --  Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992
                    - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                  December 31, 1992 (File No. 001-11954), filed February 16, 1993 ..................................      *

  10.20       --  Real Estate Retention Agreement between Vornado, Inc., Keen Realty Consultants, Inc. and
                    Alexander's, Inc., dated as of July 20, 1992 - Incorporated by reference to Vornado's Annual
                    Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February
                    16, 1993 .......................................................................................      *

  10.21       --  Amendment to Real Estate Retention Agreement dated February 6, 1995 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No.
                    001-11954), filed March 23, 1995 ...............................................................      *

  10.22       --  Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re: Alexander's
                    Retention Agreement - Incorporated by reference to Vornado's annual Report on Form 10-K for
                    the year ended December 31, 1993 (File No. 001-11954), filed March 24, 1994 ....................      *

  10.23       --  Stock Purchase Agreement, dated February 6, 1995, among Vornado Realty Trust and Citibank, N.A.
                    Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File
                    No. 001-11954), filed February 21, 1995 ........................................................      *

  10.24       --  Management and Development Agreement, dated as of February 6, 1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed
                    February 21, 1995 ..............................................................................      *

  10.25       --  Standstill and Corporate Governance Agreement, dated as of February 6, 1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954),
                    filed February 21, 1995 ........................................................................      *

  10.26       --  Credit Agreement, dated as of March 15, 1995, among Alexander's Inc., as borrower, and Vornado
                    Lending Corp., as lender - Incorporated by reference from Annual Report on Form 10-K for the
                    year ended December 31, 1994 (File No. 001 - 11954), filed March 23, 1995 ......................      *

  10.27       --  Subordination and Intercreditor Agreement, dated as of March 15, 1995 among Vornado Lending
                    Corp., Vornado Realty Trust and First Fidelity Bank, National Association - Incorporated by
                    reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File
                    No. 001-11954), filed March 23, 1995 ...........................................................     *

  10.28       --  Form of Intercompany Agreement between Vornado Realty L.P. and Vornado Operating, Inc.
                    - Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Vornado Operating,
                  Inc.'s Registration Statement on Form S-11 (File No. 333-40701), filed on January 23, 1998 .......     *

-------------
*    Incorporated by reference

 EXHIBIT
   NO.
 -------
  10.29       --  Form of Revolving Credit Agreement between Vornado Realty L.P. and Vornado Operating, Inc., together with related form of Note - Incorporated by reference to Exhibit 10.2 of Amendment
                    No. 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No.333-40701)........    *

  10.30       --  Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 of
                    Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997 ...............    *

  10.31       --  Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, the
                    Mendik Company, L.P., and Bernard H. Mendik - Incorporated by reference to Exhibit 10.3 of
                    Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997 ...............    *

  10.32       --  Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik
                    Company, L.P. and David R. Greenbaum - Incorporated by reference to Exhibit 10.4 of Vornado's
                    Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997 .........................    *

  10.33       --  Agreement, dated September 28, 1997, between Atlanta Parent Incorporated, Portland Parent
                    Incorporated and Crescent Real Estate Equities, Limited Partnership - Incorporated by
                    reference to Exhibit 99.6 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed
                    on October 8, 1997 ...............................................................................    *

  10.34       --  Contribution Agreement between Vornado Realty Trust, Vornado Realty L.P. and The Contributors
                    Signatory - thereto - Merchandise Mart Properties, Inc. (DE) and Merchandise Mart Enterprises,
                    Inc. Incorporated by reference to Exhibit 10.34 of Vornado's Annual Report on Form 10-K/A for
                    the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998 ....................    *

  10.35       --  Sale Agreement executed November 18, 1997, and effective December 19, 1997, between MidCity
                    Associates, a New York partnership, as Seller, and One Penn Plaza LLC, a New York Limited
                    liability company, as purchaser - Incorporated by reference to Exhibit 10.35 of Vornado's
                    Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed
                    on April 8, 1998 .................................................................................    *

  10.36       --  Promissory Notes from Michael D. Fascitelli to Vornado Realty Trust dated March 2, 1998 and
                    April 30, 1998.  Incorporated by reference to Exhibit 10.37 of Vornado's Quarterly Report on
                    Form 10-Q for the quarter ended March 31, 1998 (File No. 001-11954), filed May 13, 1998 ..........    *

  10.37       --  Credit Agreement dated as of June 22, 1998 among One Penn Plaza, LLC, as Borrower, The Lenders
                    Party hereto, The Chase Manhattan Bank, as Administrative Agent - Incorporated by reference to
                    Exhibit 10 of Vornado's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
                    (File No. 001-11954), filed August 13, 1998 ......................................................    *

  10.38       --  Registration Rights Agreement, dated as of April 1, 1998 between Vornado and the Unit Holders named herein - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado's
                    Registration Statement on Form S-3 (File No. 333-50095), filed on May 6, 1998 ....................    *

  10.39       --  Registration Rights Agreement, dated as of August 5, 1998 between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.1 of Vornado's Registration Statement
                    on Form S-3 (File No. 333-89667), filed on October 25, 1999 ......................................    *

  10.40       --  Registration Rights Agreement, dated as of July 23, 1998 between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of Vornado's Registration Statement
                    on Form S-3 (File No. 333-89667), filed on October 25, 1999 ......................................    *

-------------
*    Incorporated by reference

 EXHIBIT
   NO.
 -------
  10.41       --  Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and
                    Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and
                    Vornado (as Mortgagee) - Incorporated by reference to Exhibit 10.47 of Vornado's Annual Report
                    on Form 10-K for the period ended December 31, 1999 (File No. 1-11954), filed on March 9, 2000....    *

  10.42       --  Employment Agreement, dated January 22, 2000, between Vornado Realty Trust and Melvyn Blum -
                    Incorporated by reference to Exhibit 10.49 of Vornado's Annual Report on Form 10-K for the
                    period ended December 31, 1999 (File No. 1-11954), filed on March 9, 2000.........................    *

  10.43       --  First Amended and Restated Promissory Note of Steven Roth, dated November 16, 1999 -
                    Incorporated by reference to Exhibit 10.50 of Vornado's Annual Report on Form 10-K for the
                    period ended December 31, 1999 (File No. 1-11954), filed on March 9, 2000.........................    *

  10.44       --  Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust -
                    Incorporated by reference to Exhibit 10.51 of Vornado's Annual Report on Form 10-K for the
                    period ended December 31, 1999 (File No. 1-11954), filed on March 9, 2000.........................    *

  10.45       --  Promissory Note of Melvyn Blum, dated March 24, 2000 - Incorporated by reference to Vornado's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-11954) filed
                    on May 5, 2000....................................................................................    *

  10.46       --  Promissory Note of Melvyn Blum, dated April 4, 2000 - Incorporated by reference to Vornado's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-11954) filed
                    on May 5, 2000....................................................................................    *

  10.47       --  Revolving Credit Agreement dated as of March 21, 2000 among Vornado Realty L.P., as borrower,
                    Vornado Realty Trust, as general partner, and UBS AG, as Bank - Incorporated by reference to
                    Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No.
                    001-11954) filed on May 5, 2000...................................................................    *

  12          --  Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share
                    Dividend Requirements

  13          --  Not applicable

  14          --  Not applicable

  15          --  Not applicable

  19          --  Not applicable

  21          --  Subsidiaries of the Registrant

  22          --  Not applicable

  23          --  Consent of independent auditors

  25          --  Not applicable

  29          --  Not applicable

-------------
*    Incorporated by reference