Form 10-Q
period 2001-03-31
VORNADO REALTY TRUST
filed 2001-05-03
CIK 899689

                                                   EXHIBIT INDEX ON PAGE 29


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          MARCH 31, 2001
                               -------------------------------------------------

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

                  888 Seventh Avenue, New York, New York, 10019
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 [X] Yes [ ] No

       As of May 1, 2001, 86,861,063 of the registrant's common shares of beneficial interest outstanding.

                                      INDEX

                                                                                             Page Number
PART I.                    FINANCIAL INFORMATION:

               Item 1. Financial Statements:

                       Consolidated Balance Sheets as of March 31, 2001 and
                       December 31, 2000......................................................    3

                       Consolidated Statements of Income for the Three Months Ended March 31,
                       2001 and March 31, 2000................................................    4

                       Consolidated Statements of Cash Flows for the Three Months
                       Ended March 31, 2001 and March 31, 2000................................    5

                       Notes to Consolidated Financial Statements.............................    6

               Item 2. Management's Discussion and Analysis of Financial Condition
                       and Results of Operations..............................................   15

               Item 3. Quantitative and Qualitative Disclosures About Market Risks............   26



PART II.               OTHER INFORMATION:

               Item 1. Legal Proceedings......................................................   27

               Item 6. Exhibits and Reports on Form 8-K.......................................   27

Signatures             .......................................................................   28

Exhibit Index          .......................................................................   29

     PART I.  FINANCIAL INFORMATION
         ITEM 1.        FINANCIAL STATEMENTS

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share and per share amounts)

                                                                  MARCH 31,          DECEMBER 31,
                                                                    2001                 2000
                                                                 -----------         -----------
ASSETS

Real estate, at cost:
      Land ..............................................        $   888,211         $   870,023
      Buildings and improvements ........................          3,431,954           3,328,760
      Development costs and construction-in-
            progress ....................................            178,630              66,264
      Leasehold improvements and
            equipment ...................................             42,369              29,795
                                                                 -----------         -----------
                    Total ...............................          4,541,164           4,294,842
      Less accumulated depreciation and
            amortization ................................           (435,027)           (393,787)
                                                                 -----------         -----------
      Real estate, net ..................................          4,106,137           3,901,055

Cash and cash equivalents, including U.S.
      government obligations under repurchase
      agreements of $24,328 and $27,793 .................            111,983             136,989
Escrow deposits and restricted cash .....................            185,264             214,359
Marketable securities ...................................            119,988             120,340
Investments and advances to partially-owned
      entities, including Alexander's of
      $187,848 and $178,413 .............................          1,307,145           1,459,211
Due from officers .......................................             19,421              20,549
Accounts receivable, net of allowance for
      doubtful accounts of $9,335 and $9,343 ............             51,610              47,937
Notes and mortgage loans receivable .....................            197,791             188,722
Receivable arising from the straight-lining of
      rents .............................................            119,945             111,504
Other assets ............................................            255,723             169,648
                                                                 -----------         -----------

TOTAL ASSETS ............................................        $ 6,475,007         $ 6,370,314
                                                                 ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable .............................        $ 2,288,244         $ 2,231,897
Revolving credit facility ...............................            456,307             425,000
Accounts payable and accrued expenses ...................            134,832             130,464
Officer's compensation payable ..........................             35,382              38,424
Deferred leasing fee income .............................              7,724               7,852
Other liabilities .......................................              1,855               1,798
                                                                 -----------         -----------
                    Total liabilities ...................          2,924,344           2,835,435
                                                                 -----------         -----------
Minority interest of unitholders in the
     Operating Partnership ..............................          1,463,298           1,456,159
                                                                 -----------         -----------
Commitments and contingencies
Shareholders' equity:
        Preferred shares of beneficial interest:
               no par value per share; authorized,
               45,000,000 shares;
               Series A: liquidation preference $50.00
               per share; issued 5,788,855 shares .......            289,207             288,507
               Series B: liquidation preference $25.00
               per share; issued 3,400,000 shares .......             81,805              81,805
               Series C: liquidation preference $25.00
               per share; issued 4,600,000 shares .......            111,148             111,148
        Common shares of beneficial interest:
               $.04 par value per share; authorized,
               150,000,000 shares; issued and outstanding
               86,855,243 and 86,803,770 shares .........              3,474               3,472
        Additional capital ..............................          1,710,953           1,709,284
        Accumulated deficit .............................            (88,720)            (90,366)
                                                                 -----------         -----------
                                                                   2,107,867           2,103,850
        Accumulated other comprehensive loss ............            (15,798)            (20,426)
        Due from officers for purchase of common
               shares of beneficial interest ............             (4,704)             (4,704)
                                                                 -----------         -----------
                     Total shareholders' equity .........          2,087,365           2,078,720
                                                                 -----------         -----------

TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY ............................        $ 6,475,007         $ 6,370,314
                                                                 ===========         ===========

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per share amounts)

                                                                  FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  ---------------------------
                                                                    2001              2000
                                                                  ---------         ---------
Revenues:
   Property rentals ......................................        $ 182,816         $ 166,892
   Expense reimbursements ................................           35,092            26,807
   Hotel .................................................           11,513              --
   Trade shows ...........................................           10,389              --
   Other income (including fee income
     from related parties of $370 and $327) ..............            2,800             1,580
                                                                  ---------         ---------
Total revenues ...........................................          242,610           195,279
                                                                  ---------         ---------

Expenses:
   Operating .............................................          100,383            76,305
   Depreciation and amortization .........................           31,865            23,253
   General and administrative ............................           14,248            10,197
   Costs of acquisitions not consummated .................            5,000              --
                                                                  ---------         ---------
Total expenses ...........................................          151,496           109,755
                                                                  ---------         ---------

Operating income .........................................           91,114            85,524
Income applicable to Alexander's .........................           12,304             4,107
Income from partially-owned entities .....................           23,990            22,550
Interest and other investment income .....................           13,473             5,759
Write-off of investment in technology company.............           (4,723)               --
Interest and debt expense ................................          (49,395)          (39,347)
Net gain on sale of real estate ..........................             --               2,560
Minority interest:
   Perpetual preferred unit distributions ................          (17,326)          (12,994)
   Minority limited partnership earnings .................           (9,629)           (9,348)
   Partially-owned entities ..............................             (359)             (490)
                                                                  ---------         ---------
Income before cumulative effect of change in accounting
   principle and extraordinary item ......................           59,449            58,321
Cumulative effect of change in accounting principle ......           (4,110)             --
Extraordinary item .......................................            1,170            (1,125)
                                                                  ---------         ---------
Net income ...............................................           56,509            57,196
Preferred stock dividends (including accretion of issuance
   expenses of $719 in each period) ......................           (9,673)           (9,673)
                                                                  ---------         ---------
NET INCOME applicable to common shares ...................        $  46,836         $  47,523
                                                                  =========         =========

NET INCOME PER COMMON SHARE - BASIC ......................        $     .54         $     .55
                                                                  =========         =========

NET INCOME PER COMMON SHARE - DILUTED ....................        $     .52         $     .54
                                                                  =========         =========

DIVIDENDS PER COMMON SHARE ...............................        $     .53         $     .48
                                                                  =========         =========

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                         ---------------------------
                                                                                           2001              2000
                                                                                         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .................................................................        $  56,509         $  57,196
     Adjustments to reconcile net income to net
         cash provided by operations:
            Cumulative effect of change in accounting principle .................            4,110              --
            Extraordinary item ..................................................           (1,170)            1,125
            Minority interest ...................................................           27,314            22,832
            Net gain on sale of real estate .....................................             --              (2,560)
            Write-off of investment in technology company .......................            4,723              --
            Depreciation and amortization (including debt issuance costs) .......           31,865            23,253
            Straight-lining of rental income ....................................           (7,895)           (8,110)
            Equity in income of Alexander's (including depreciation of
               $150 in each period) .............................................          (12,304)           (4,107)
            Equity in net income of partially-owned entities ....................          (23,990)          (22,550)
            Gain on sale of marketable securities ...............................             (116)             --
            Changes in operating assets and liabilities .........................            5,331           (21,830)
                                                                                         ---------         ---------
     Net cash provided by operating activities ..................................           84,377            45,249
                                                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Development costs and construction in progress .............................          (40,577)          (10,228)
     Proceeds from sale of real estate ..........................................             --              23,992
     Investments in partially-owned entities ....................................          (13,378)          (26,564)
     Distributions from partially-owned entities ................................           17,163            15,490
     Investment in notes and mortgage loans receivable ..........................          (10,069)           (6,000)
     Repayment of notes and mortgage loans receivable ...........................            1,000              --
     Cash restricted for tenant improvements ....................................           29,095            (1,055)
     Additions to real estate ...................................................          (27,161)          (10,380)
     Purchases of marketable securities .........................................           (5,000)           (7,427)
     Acquisitions of real estate and other ......................................             --              (6,660)
     Proceeds from sale of marketable securities ................................              742              --
     Real estate deposits and other .............................................            1,476              --
                                                                                         ---------         ---------
     Net cash used in investing activities ......................................          (46,709)          (28,832)
                                                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings ...................................................           74,160           565,000
     Repayments of borrowings ...................................................          (56,513)         (522,506)
     Debt issuance costs ........................................................             --             (17,996)
     Distributions to minority partners .........................................          (27,290)           (8,470)
     Dividends paid on common shares ............................................          (45,191)          (41,465)
     Dividends paid on preferred shares .........................................           (8,972)             --
     Exercise of stock options ..................................................            1,132             1,096
                                                                                         ---------         ---------
     Net cash used in financing activities ......................................          (62,674)          (24,341)
                                                                                         ---------         ---------

     Net decrease in cash and cash equivalents ..................................          (25,006)           (7,924)
     Cash and cash equivalents at beginning of period ...........................          136,989           112,630
                                                                                         ---------         ---------

     Cash and cash equivalents at end of period .................................        $ 111,983         $ 104,706
                                                                                         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest (including capitalized interest of $3,570 in 2001
         and $2,094 in 2000) ....................................................        $  50,385         $  39,543

NON-CASH TRANSACTIONS:
     Financing assumed in acquisitions ..........................................        $    --           $  17,640
     Unrealized gain on securities available for sale ...........................              677            52,779

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

       Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at March 31, 2001. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.     BASIS OF PRESENTATION

       The consolidated balance sheet as of March 31, 2001, the consolidated statements of income for the three months ended March 31, 2001 and 2000 and the consolidated statements of changes in cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vornado's annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

       The accompanying consolidated financial statements include the accounts of Vornado Realty Trust and its majority-owned subsidiary, Vornado Realty L.P., as well as equity interests acquired that individually (or in the aggregate with prior interests) exceed a 50% interest and the Company exercises unilateral control. All significant intercompany amounts have been eliminated. Equity interests in partially-owned entities include partnerships and joint ventures and are accounted for under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. Prior to January 1, 2001, the Company's equity interests in partially-owned entities also included investments in preferred stock affiliates (corporations in which the Company owned all of the preferred stock and none of the common equity). Ownership of the preferred stock entitled the Company to substantially all of the economic benefits in the preferred stock affiliates. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates, which was owned by Officers and Trustees of Vornado, and converted them to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania, the Company's investment in the Park Laurel (including the minority interest for the 20% the Company does not own) and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated beginning January 1, 2001.

       Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

3.     RECENTLY ISSUED ACCOUNTING STANDARDS

       The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

       The Company's investment securities include stock purchase warrants received from companies that provide fiber-optic network and broadband access to the Company's Office division tenants. Statement 133 requires these warrants to be marked-to-market at each reporting period with the change in value recognized currently in earnings.

       The Company previously has marked-to market changes in value through accumulated other comprehensive loss. Under Statement 133, those changes are recognized through earnings, and accordingly, the Company has reclassed $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as of January 1, 2001. Future changes in value of such securities will be recorded through earnings.

                              VORNADO REALTY TRUST

4.     FINANCINGS

       On January 11, 2001, the Company completed a $105,000,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.6% and matures on February 11, 2006. A portion of the proceeds received were used to repay the then existing mortgage of $55,000,000.

5.     INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

       The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:


       INVESTMENTS AND ADVANCES
                                                                                  March 31, 2001   December 31, 2000
                                                                                  --------------   -----------------
        (amounts in thousands)

        Temperature Controlled Logistics.........................................  $    477,806       $    469,613
        Charles E. Smith Commercial Realty L.P. ("CESCR")........................       327,306            325,328
        Alexander's..............................................................       187,848            178,413
        Newkirk Joint Ventures...................................................       175,602            163,157
        Hotel Pennsylvania (1)...................................................            --             73,531
        Partially-Owned Office Buildings.........................................        61,520             61,002
        Vornado Ceruzzi Joint Ventures...........................................        26,231             28,847
        Fort Lee.................................................................        29,922             28,208
        Park Laurel (2)..........................................................            --             70,007
        Management companies and other (2).......................................        20,910             61,105
                                                                                   ------------       ------------
                                                                                   $  1,307,145       $  1,459,211
                                                                                   ============       ============


      INCOME                                                                            For The Three Months Ended March 31,
                                                                                        ------------------------------------
                                                                                           2001                  2000
           (amounts in thousands)                                                       --------------       ------------

           Income applicable to Alexander's:
              33.1% share of equity in income.............................              $      7,156(3)      $        307
              Interest Income.............................................                     3,427                2,737
              Management and leasing fee income...........................                     1,721(3)             1,063
                                                                                        ------------         ------------
                                                                                        $     12,304         $      4,107
                                                                                        ============         ============
           Temperature Controlled Logistics:
              60% share of equity in net income...........................              $      4,464         $      8,075
              Management fee (40% of 1% per annum of
                 Total Combined Assets, as defined).......................                     1,484                1,323
                                                                                        ------------         ------------
                                                                                               5,948                9,398

           CESCR-34% share of equity in income............................                     7,367                6,729
           Newkirk Joint Ventures.........................................                     7,969                4,336
           Hotel Pennsylvania (1).........................................                        --                  421
           Partially-Owned Office Buildings (4)...........................                     1,264                  700
           Other..........................................................                     1,442                  966
                                                                                        ------------         ------------
                                                                                        $     23,990         $     22,550
                                                                                        ============         ============

----------

(1) As of December 31, 2000, the Company owned 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion which was owned through a preferred stock affiliate. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliate and converted it to a taxable REIT subsidiary. Accordingly, the Hotel portion is also consolidated in 2001.

(2) On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates and converted them to taxable REIT subsidiaries. Accordingly, the Park Laurel and the management companies are consolidated in 2001.

(3) Equity in income includes $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001 and excludes $1,170 representing the Company's share of Alexander's extraordinary gain on the early extinguishment of debt on this property which is reflected as an extraordinary item on the consolidated statements of income. Management and leasing fee income include a fee of $520 paid to the Company in connection with the sale.

(4) Represents the Company's interests in 330 Madison Avenue (24.8%), and 570 Lexington Avenue (50%).

                              VORNADO REALTY TRUST

      TEMPERATURE CONTROLLED LOGISTICS

      On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000,000 (the same amount recognized as rental income in 2000's Funds from Operations), (ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      The tenant has advised the Landlord that its revenue for February and March of this year from the warehouses it leases from the Landlord, is lower than last year by 8.2% primarily due to a reduction in units stored at the warehouses.


       ALEXANDER'S

       Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

       At March 31, 2001, the Company has loans receivable from Alexander's of $119,000,000 including $24,000,000 drawn under the $50,000,000 line of credit the Company granted to Alexander's on August 1, 2000. On March 15, 2001, the interest rate on these loans was reset from 15.72% to 13.74%, using the same spread to treasuries as previously used.

       On January 12, 2001, Alexander's sold its Fordham Road property for $25,500,000, which resulted in a gain of $19,026,000, of which the Company's share was $6,298,000. In addition, Alexander's paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from the early extinguishment of debt of $3,534,000, of which the Company's share was $1,170,000. The Company also received a commission of $520,000 in connection with this sale.

6.     OTHER RELATED PARTY TRANSACTIONS

       The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $370,000 and $187,000 for the three months ended March 31, 2001 and 2000.

       The Mendik Group owns an entity, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $12,900,000 and $11,934,000 for the three months ended March 31, 2001 and 2000.

                              VORNADO REALTY TRUST

7.      MINORITY INTEREST

       The minority interest represents limited partners', other than the Company, interests in the Operating Partnership and are comprised of:


                                                              Outstanding Units at                                        Conversion
                                                           ---------------------------    Per Unit      Preferred or      Rate Into
                                                           March 31,      December 31,   Liquidation        Annual         Class A
      Unit Series                                           2001           2000          Preference   Distribution Rate     Units
      -----------                                           ----           ----          ----------   -----------------     -----
      Common:
           Class A (a)...................................      6,650,248    6,456,749            --         $2.12               N/A
           Class D.......................................        864,259      869,387            --         $2.12            1.0 (b)
      Convertible Preferred:
           5.0% B-1 Convertible Preferred................        899,566      899,566    $    50.00         $2.50             .914
           8.0% B-2 Convertible Preferred................        449,783      449,783    $    50.00         $4.00             .914
           6.5% C-1 Convertible Preferred................        747,912      747,912    $    50.00         $3.25           1.1431
           6.5% E-1 Convertible Preferred................      4,998,000    4,998,000    $    50.00         $3.25 (c)       1.1364
      Perpetual Preferred: (d)
           8.5% D-1 Cumulative Redeemable Preferred......      3,500,000    3,500,000    $    25.00         $2.125              N/A
           8.375% D-2 Cumulative Redeemable Preferred....        549,336      549,336    $    50.00         $4.1875             N/A
           8.25% D-3 Cumulative Redeemable Preferred.....      8,000,000    8,000,000    $    25.00         $2.0625             N/A
           8.25% D-4 Cumulative Redeemable Preferred.....      5,000,000    5,000,000    $    25.00         $2.0625             N/A
           8.25% D-5 Cumulative Redeemable Preferred.....      7,480,000    7,480,000    $    25.00         $2.0625             N/A
           8.25% D-6 Cumulative Redeemable Preferred.....        840,000      840,000    $    25.00         $2.0625             N/A
           8.25% D-7 Cumulative Redeemable Preferred.....      7,200,000    7,200,000    $    25.00         $2.0625             N/A
           8.25% D-8 Cumulative Redeemable Preferred.....        360,000      360,000    $    25.00         $2.0625             N/A

----------
(a) Class A units are redeemable at the option of the holder for common shares of beneficial interest in Vornado, on a one-for-one basis, or at the Company's option for cash.
(b) Mandatory conversion of Class D units into Class A units will occur after four consecutive quarters of distributions of at least $.50375 per Class A unit ($2.015 annually).
(c)   Increases to $3.38 in March 2007.
(d) Convertible at the option of the holder for an equivalent amount of the Company's preferred shares and redeemable at the Company's option after the 5th anniversary of the date of issuance (ranging from December 1998 to December 2000).

                              VORNADO REALTY TRUST

8.     INCOME PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:

                                                                                    For The Three Months Ended
                                                                                            March 31,
                                                                                     ------------------------
                                                                                       2001            2000
                                                                                     ---------       --------
           (amounts in thousands except per share amounts)

Numerator:

     Income before cumulative effect of change in
        accounting principle and extraordinary item..........................        $  59,449       $ 58,321
     Cumulative effect of change in accounting
        principle............................................................           (4,110)            --
     Extraordinary item......................................................            1,170         (1,125)
                                                                                     ---------       --------
     Net income..............................................................           56,509         57,196
     Preferred stock dividends...............................................           (9,673)        (9,673)
                                                                                     ---------       --------

Numerator for basic and diluted income per
     share - net income applicable to common shares..........................        $  46,836       $ 47,523
                                                                                     =========       ========

Denominator:
     Denominator for basic income per share - weighted
        average shares.......................................................           86,827         86,379
     Effect of dilutive securities:
        Employee stock options...............................................            2,554          1,376
                                                                                     ---------       --------

     Denominator for diluted income per share -
        adjusted weighted average shares and
        assumed conversions..................................................           89,381         87,755
                                                                                     =========       ========

INCOME PER COMMON SHARE - BASIC:
        Income before cumulative effect of change in
           accounting principle and extraordinary item.......................        $     .58       $    .56
        Cumulative effect of change in accounting
           principle.........................................................             (.05)            --
        Extraordinary item...................................................              .01           (.01)
                                                                                     ---------       --------
        Net income per common share..........................................        $     .54       $    .55
                                                                                     =========       ========

INCOME PER COMMON SHARE - DILUTED:
        Income before cumulative effect of change in
           accounting principle and extraordinary item.......................        $     .56       $    .55
        Cumulative effect of change in accounting
            principle........................................................             (.05)            --
        Extraordinary item...................................................              .01           (.01)
                                                                                     ---------       --------
        Net income per common share..........................................        $     .52       $    .54
                                                                                     =========       ========

                              VORNADO REALTY TRUST

9.     COMPREHENSIVE INCOME

       The following table sets forth the Company's comprehensive income:


                                                                     For The Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                        2001            2000
                                                                     ---------       ---------
           (amounts in thousands)

           Net income applicable to common shares.................   $  46,836       $  47,523
           Adjustment to record cumulative effect of change
                in accounting principle...........................       4,110              --
           Other comprehensive income.............................         518          52,200(1)
                                                                     ---------       ---------
           Comprehensive income...................................   $  51,464       $  99,723
                                                                     =========       =========

----------
(1) Primarily reflects the fluctuations in the market value of Vornado's investments in companies that provide fiber-optic networks and broadband access to the Company's Office division tenants. In the first quarter of 2000, the Company was required to record the unrealized appreciation on such securities of $52,779. In the second quarter of 2000, the value of these securities decreased by $54,456 and accordingly, the Company was required to record such decrease.

10.    OTHER

       The Company was unable to reach a final agreement with the Port Authority of NY & NJ to conclude a net lease of the World Trade Center. In the three months ended March 31, 2001, the Company wrote-off costs of $5,000,000 primarily associated with the World Trade Center.

11.    COMMITMENTS AND CONTINGENCIES

       At March 31, 2001, in addition to the $456,307,000 balance outstanding under the Company's revolving credit facility, the Company had utilized $93,627,000 of availability under the facility for letters of credit and guarantees primarily related to development and redevelopment projects.

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

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. SEGMENT INFORMATION

       The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics. Prior to this year, income from the Company's preferred stock affiliates was included in Income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its preferred stock affiliates and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania, the Company's investment in the Park Laurel (including the minority interest for the 20% the Company does not own) and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated. Net income and EBITDA for the three months ended March 31, 2000 have been restated on a pro forma basis to reflect these entities as if consolidated as of January 1, 2000.


                                                                        For The Three Months Ended March 31,
                                            ----------------------------------------------------------------------------------
(amounts in thousands)                                                                 2001
                                            ----------------------------------------------------------------------------------
                                                                                                     Temperature
                                                                                       Merchandise    Controlled
                                                Total        Office       Retail           Mart       Logistics       Other(2)
                                                -----        ------       ------           ----       ---------       --------
Property rentals .......................... $   182,816  $   113,860    $    28,137    $    36,616    $      --    $     4,203
Expense reimbursements ....................      35,092       19,041         11,295          3,973           --            783
Hotel .....................................      11,513         --             --             --             --         11,513
Trade shows ...............................      10,389         --             --           10,389           --           --
Other income ..............................       2,800          572          1,429            719           --             80
                                            -----------  -----------    -----------    -----------    -----------  -----------
Total revenues ............................     242,610      133,473         40,861         51,697           --         16,579
                                            -----------  -----------    -----------    -----------    -----------  -----------
Operating expenses ........................     100,383       55,761         15,412         21,132           --          8,078
Depreciation and amortization .............      31,865       18,644          4,463          6,442           --          2,316
General and administrative ................      14,248        3,370             23          4,595           --          6,260(4)
Costs of acquisitions not consummated .....       5,000         --             --             --             --          5,000
                                            -----------  -----------    -----------    -----------    -----------  -----------
Total expenses ............................     151,496       77,775         19,898         32,169           --         21,654
                                            -----------  -----------    -----------    -----------    -----------  -----------
Operating income ..........................      91,114       55,698         20,963         19,528           --         (5,075)
Income applicable to Alexander's ..........      12,304         --             --             --             --         12,304
Income from partially-owned entities ......      23,990        8,695          1,897            113          5,948        7,337
Interest and other investment income ......      13,473        2,298           --              663           --         10,512
Write-off of investment in technology company    (4,723)        --             --             --             --         (4,723)
Interest and debt expense .................     (49,395)     (16,607)       (14,149)        (9,669)          --         (8,970)
Net gain on sale of real estate ...........        --           --             --             --             --           --
Minority interest .........................     (27,314)     (13,589)        (3,989)        (3,644)        (3,010)      (3,082)
                                            -----------  -----------    -----------    -----------    -----------  -----------
Income before cumulative effect of change
     in accounting principle and
     extraordinary item ...................      59,449       36,495          4,722          6,991          2,938        8,303
Cumulative effect of change in accounting
     principle ............................      (4,110)        --             --             --             --         (4,110)
Extraordinary item ........................       1,170         --             --             --             --          1,170
                                            -----------  -----------    -----------    -----------    -----------  -----------
Net income ................................      56,509       36,495          4,722          6,991          2,938        5,363
Extraordinary item ........................      (1,170)        --             --             --             --         (1,170)
Cumulative effect of change in accounting
     principle ............................       4,110         --             --             --             --          4,110
Minority interest .........................      27,314       13,589          3,989          3,644          3,010        3,082
Net gain on sale of real estate ...........        --           --             --             --             --           --
Interest and debt expense(3) ..............      73,254       27,447         14,791          9,669          6,713       14,634
Depreciation and amortization(3) ..........      47,918       23,644          4,727          6,442          8,408        4,697
Straight-lining of rents(3) ...............      (7,737)      (5,955)          (161)        (1,108)          --           (513)
Other .....................................     (10,557)      (2,090)          --             --              112       (8,579)(5)
                                            -----------  -----------    -----------    -----------    -----------  -----------
EBITDA(1) ................................. $   189,641  $    93,130    $    28,068    $    25,638    $    21,181  $    21,624
                                            ===========  ===========    ===========    ===========    ===========  ===========
                                                                                 March 31, 2001                      2001
                                            ----------------------------------------------------------------------------------
Balance sheet data:
     Real estate, net ..................... $ 4,106,137  $ 2,427,777    $   610,682    $   866,201    $      --    $   201,477
     Investments and advances to
        partially-owned entities ..........   1,307,145      389,847         28,473          6,688        477,806      404,331
     Capital expenditures
        Acquisitions ......................        --           --             --             --             --           --
        Other .............................      27,161       18,223            340          4,040           --          4,558


                                                                         For The Three Months Ended March 31,
                                              ---------------------------------------------------------------------------------
(amounts in thousands)                                                      2000 (Pro Forma)
                                              ---------------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                            Merchandise   Controlled
                                                Total          Office        Retail             Mart       Logistics   Other(2)
                                                -----          ------        ------             ----       ---------   --------
Property rentals ...........................  $   163,955    $    97,028    $    31,965    $    30,714    $   --      $  4,248
Expense reimbursements .....................       26,807         11,932         11,539          2,991        --           345
Hotel ......................................       11,431           --             --             --          --        11,431
Trade shows ................................        7,158           --             --            7,158        --          --
Other income ...............................        4,084          1,025          1,279          1,598        --           182
                                              -----------    -----------    -----------    -----------    --------    --------
Total revenues .............................      213,435        109,985         44,783         42,461        --        16,206
                                              -----------    -----------    -----------    -----------    --------    --------
Operating expenses .........................       82,793         46,141         15,557         14,325        --         6,770
Depreciation and amortization ..............       24,848         13,352          3,989          5,437        --         2,070
General and administrative .................       16,593          2,764            199          3,486        --        10,144
Costs of acquisitions not consummated ......         --             --             --             --          --          --
                                              -----------    -----------    -----------    -----------    --------    --------
Total expenses .............................      124,234         62,257         19,745         23,248        --        18,984
                                              -----------    -----------    -----------    -----------    --------    --------
Operating income ...........................       89,201         47,728         25,038         19,213        --        (2,778)
Income applicable to Alexander's ...........        4,107           --             --             --          --         4,107
Income from partially-owned entities .......       19,853          7,725            277           --         9,398       2,453
Interest and other investment ..............
     income ................................        5,788            384              3            111        --         5,290
Interest and debt expense ..................      (40,356)       (14,323)       (10,805)        (8,347)       --        (6,881)
Net gain on sale of real estate ............        2,560           --            2,560           --          --          --
Minority interest ..........................      (22,832)       (12,004)        (4,937)        (3,174)     (2,717)       --
                                              -----------    -----------    -----------    -----------    --------    --------
Income before cumulative effect of change
     in accounting principle and
     extraordinary item ....................       58,321         29,510         12,136          7,803       6,681       2,191
Cumulative effect of change in accounting
     principle .............................         --             --             --             --          --          --
Extraordinary item .........................       (1,125)          --           (1,125)          --          --          --
                                              -----------    -----------    -----------    -----------    --------    --------
Net income .................................       57,196         29,510         11,011          7,803       6,681       2,191
Extraordinary item .........................        1,125           --            1,125           --          --          --
Cumulative effect of change in accounting
     principle .............................         --             --             --             --          --          --
Minority interest ..........................       22,832         12,004          4,937          3,174       2,717        --
Net gain on sale of real estate ............       (2,560)          --           (2,560)          --          --          --
Interest and debt expense(3) ...............       61,660         23,188         11,460          8,347       6,730      11,935
Depreciation and amortization(3) ...........       39,377         17,956          4,302          5,027       8,329       3,763
Straight-lining of rents(3) ................       (7,432)        (5,301)          (677)        (1,279)       (527)        352
Other ......................................        1,274           --             --             --           515         759
                                              -----------    -----------    -----------    -----------    --------    --------
EBITDA(1) ..................................  $   173,472    $    77,357    $    29,598    $    23,072    $ 24,445    $ 19,000
                                              ===========    ===========    ===========    ===========    ========    ========
                                                                               December 31, 2000
                                              --------------------------------------------------------------------------------
Balance sheet data:
     Real estate, net ......................  $ 3,901,055    $ 2,388,393    $   551,183    $   862,003    $   --      $ 99,476
     Investments and advances to
        partially-owned entities ...........    1,459,211        394,089         31,660         41,670     469,613     522,179
     Capital expenditures
        Acquisitions .......................      246,500        128,000           --           89,000        --        29,500
        Other ..............................      200,181        106,689          7,251         37,362      28,582      20,297


----------
     See footnotes 1-6 on the next page.

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

(2)   Other EBITDA is comprised of:


                   (amounts in thousands)                                           2001            2000
                                                                                    ----            ----

                   Hotel Pennsylvania.........................................  $  5,280(4)       $  3,427
                   Investment in Newkirk Joint Ventures.......................    15,099(6)          9,754
                   Investments in other partially-owned entities
                     (Alexander's and other)..................................     5,805             4,430
                   Investment income .........................................    10,512             5,290
                   Write-off of investment in technology company .............    (4,723)               --
                   Unallocated general and administrative
                        expenses..............................................    (7,533)           (5,812)
                   Costs of acquisitions not consummated......................    (5,000)               --
                   Other......................................................     2,184             1,911
                                                                                --------          --------
                               Total..........................................  $ 21,624          $ 19,000
                                                                                ========          ========

(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(4)   Includes a $1,900 settlement from a tenant for rent previously reserved.
(5) Includes the reversal of $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.
(6) Includes $3,300 from acquisitions of additional equity investments in certain limited partnerships.

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

      OVERVIEW

      Below is a summary of net income and EBITDA(1) by segment for the three months ended March 31, 2001 and 2000. Prior to this year, income from the Company's preferred stock affiliates was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its preferred stock affiliates and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania, the Company's investment in the Park Laurel (including the minority interest for the 20% the Company does not own) and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated. Net income and EBITDA for the three months ended March 31, 2000 have been restated on a pro forma basis to reflect these entities as if consolidated as of January 1, 2000.


                                                                                       March 31, 2001
                                                       -----------------------------------------------------------------------------
                                                                                                          Temperature
                                                                                             Merchandise   Controlled
                                                         Total       Office       Retail         Mart       Logistics   Other(2)
                                                         -----       ------       ------         ----       ---------   --------
Property rentals ....................................  $ 182,816    $ 113,860    $  28,137    $  36,616    $    --     $   4,203
Expense reimbursements ..............................     35,092       19,041       11,295        3,973         --           783
Hotel ...............................................     11,513         --           --           --           --        11,513
Trade shows .........................................     10,389         --           --         10,389         --          --
Other income ........................................      2,800          572        1,429          719         --            80
                                                       ---------    ---------    ---------    ---------    ---------   ---------
Total revenues ......................................    242,610      133,473       40,861       51,697         --        16,579
                                                       ---------    ---------    ---------    ---------    ---------   ---------
Operating expenses ..................................    100,383       55,761       15,412       21,132         --         8,078
Depreciation and amortization .......................     31,865       18,644        4,463        6,442         --         2,316
General and administrative ..........................     14,248        3,370           23        4,595         --         6,260(4)
Costs of acquisitions not consummated ...............      5,000         --           --           --           --         5,000
                                                       ---------    ---------    ---------    ---------    ---------   ---------
Total expenses ......................................    151,496       77,775       19,898       32,169         --        21,654
                                                       ---------    ---------    ---------    ---------    ---------   ---------
Operating income ....................................     91,114       55,698       20,963       19,528         --        (5,075)
Income applicable to Alexander's ....................     12,304         --           --           --           --        12,304
Income from partially-owned entities ................     23,990        8,695        1,897          113        5,948       7,337
Interest and other investment income ................     13,473        2,298         --            663         --        10,512
Write-off of investment in technology company .......     (4,723)        --           --           --           --        (4,723)
Interest and debt expense ...........................    (49,395)     (16,607)     (14,149)      (9,669)        --        (8,970)
Minority interest ...................................    (27,314)     (13,589)      (3,989)      (3,644)      (3,010)     (3,082)
                                                       ---------    ---------    ---------    ---------    ---------   ---------
Income before cumulative effect of change in
  accounting principle and extraordinary item........     59,449       36,495        4,722        6,991        2,938       8,303
Cumulative effect of change in accounting principle .     (4,110)        --           --           --           --        (4,110)
Extraordinary item...................................      1,170         --           --           --           --         1,170
                                                       ---------    ---------    ---------    ---------    ---------   ---------
Net income ..........................................     56,509       36,495        4,722        6,991        2,938       5,363
Extraordinary item...................................     (1,170)        --           --           --           --        (1,170)
Cumulative effect of change in accounting
     principle ......................................      4,110         --           --           --           --         4,110
Minority interest ...................................     27,314       13,589        3,989        3,644        3,010       3,082
Interest and debt expense(3) ........................     73,254       27,447       14,791        9,669        6,713      14,634
Depreciation and amortization(3) ....................     47,918       23,644        4,727        6,442        8,408       4,697
Straight-lining of rents(3) .........................     (7,737)      (5,955)        (161)      (1,108)        --          (513)
Other ...............................................    (10,557)      (2,090)        --           --            112      (8,579)(5)
                                                       ---------    ---------    ---------    ---------    ---------   ---------
EBITDA(1) ...........................................  $ 189,641       93,130    $  28,068    $  25,638    $  21,181   $  21,624
                                                       =========    =========    =========    =========    =========   =========


                                                                        March 31, 2000 (Pro Forma)
                                       --------------------------------------------------------------------------
                                                                                         Temperature
                                                                             Merchandise  Controlled
                                         Total        Office       Retail        Mart      Logistics      Other(2)
                                         -----        ------       ------        ----      ---------      --------
Property rentals ...................   $ 163,955       97,028    $  31,965    $  30,714    $    --      $   4,248
Expense reimbursements .............      26,807       11,932       11,539        2,991         --            345
Hotel ..............................      11,431         --           --           --           --         11,431
Trade shows ........................       7,158         --           --          7,158         --           --
Other income .......................       4,084        1,025        1,279        1,598         --            182
                                       ---------    ---------    ---------    ---------    ---------    ---------
Total revenues .....................     213,435      109,985       44,783       42,461         --         16,206
                                       ---------    ---------    ---------    ---------    ---------    ---------
Operating expenses .................      82,793       46,141       15,557       14,325         --          6,770
Depreciation and amortization ......      24,848       13,352        3,989        5,437         --          2,070
General and Administrative .........      16,593        2,764          199        3,486         --         10,144
                                       ---------    ---------    ---------    ---------    ---------    ---------
Total expenses .....................     124,234       62,257       19,745       23,248         --         18,984
                                       ---------    ---------    ---------    ---------    ---------    ---------

Operating income ...................      89,201       47,728       25,038       19,213         --         (2,778)
Income applicable to Alexander's ...       4,107         --           --           --           --          4,107
Income from partially-owned entities      19,853        7,725          277         --          9,398        2,453
Interest and other investment income       5,788          384            3          111         --          5,290
Interest and debt expense ..........     (40,356)     (14,323)     (10,805)      (8,347)        --         (6,881)
Net gain on sale of real estate ....       2,560         --          2,560         --           --           --
Minority interest ..................     (22,832)     (12,004)      (4,937)      (3,174)      (2,717)        --
                                       ---------    ---------    ---------    ---------    ---------    ---------
Income before extraordinary item ...      58,321       29,510       12,136        7,803        6,681        2,191
Extraordinary item .................      (1,125)        --         (1,125)        --           --           --
                                       ---------    ---------    ---------    ---------    ---------    ---------
Net Income .........................      57,196       29,510       11,011        7,803        6,681        2,191
Extraordinary item .................       1,125         --          1,125         --           --           --
Minority interest ..................      22,832       12,004        4,937        3,174        2,717         --
Net gain on sale of real estate ....      (2,560)        --         (2,560)        --           --           --
Interest and debt expense(3) .......      61,660       23,188       11,460        8,347        6,730       11,935
Depreciation and amortization(3) ...      39,377       17,956        4,302        5,027        8,329        3,763
Straight-lining of rents(3) ........      (7,432)      (5,301)        (677)      (1,279)        (527)         352
Other ..............................       1,274         --           --           --            515          759
                                       ---------    ---------    ---------    ---------    ---------    ---------
EBITDA(1) ..........................   $ 173,472    $  77,357    $  29,598    $  23,072    $  24,445    $  19,000
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

(2)   Other EBITDA is comprised of:


                                                                                                 2001            2000
                                                                                                 ----            ----

                   Hotel Pennsylvania.............................................            $   5,280(4)    $   3,427
                   Investment in Newkirk Joint Ventures...........................               15,099(6)        9,754
                   Investments in other partially-owned entities (Alexander's and other)          5,805           4,430
                   Investment Income..............................................               10,512           5,290
                   Write-off of investment in technology company..................               (4,723)             --
                   Unallocated general and administrative
                        expenses..................................................               (7,533)         (5,812)
                   Costs of acquisitions not consummated..........................               (5,000)             --
                   Other..........................................................                2,184           1,911
                                                                                              ---------       ---------
                               Total..............................................            $  21,624       $  19,000
                                                                                              =========       =========


(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(4)   Includes a $1,900 settlement from a tenant for rent previously reserved.
(5) Includes the reversal of $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.
(6) Includes $3,300 from acquisitions of additional equity investments in certain limited partnerships.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
       Below are the details of the changes by segment in EBITDA.


                                                                                                 Temperature
                                                                                     Merchandise  Controlled
                                                Total       Office         Retail        Mart      Logistics        Other
                                                -----       ------         ------        ----      ---------        -----
Three months ended March 31,2000 ...........   $173,472    $ 77,357       $ 29,598     $ 23,072    $ 24,445       $ 19,000
2001 Operations:
      Same store operations(1) .............      9,811       9,590            620        1,666      (3,264)(3)      1,199
      Acquisitions, dispositions and
           non-recurring income and expenses      6,358       6,183         (2,150)         900        --            1,425
                                               --------    --------       --------     --------    --------       --------
Three months ended March 31, 2001 ..........   $189,641    $ 93,130       $ 28,068     $ 25,638    $ 21,181       $ 21,624
                                               ========    ========       ========     ========    ========       ========
      % increase in same
         store operations ..................        5.7%       12.4%(2)        2.1%         7.2%      (13.4%)          6.3%

(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) Same store percentage increase was 14.9% for the New York City office portfolio and 4.3% for the CESCR portfolio.
(3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000 (the same amount recognized as rental income in 2000's Funds from Operations), (ii) reduce 2002's contractual rent to $150,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500 to $9,500 effective January 1, 2000 and
      (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      The tenant has advised the Landlord that its revenue for February and March of this year from the warehouses it leases from the Landlord, is lower than last year by 8.2% primarily due to a reduction in units stored at the warehouses.

      REVENUES

      The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade show revenues and other income were $242,610 in the three months ended March 31, 2001, compared to $213,435 in the prior year's quarter, an increase of $29,175. This increase by segment resulted from:


                                    Date of                                            Merchandise
Property Rentals:                 Acquisition       Total      Office     Retail           Mart           Other
                                  -----------       -----      ------     ------           ----           -----
   Acquisitions:
      7 West 34th Street .....   November 2000    $  3,648    $  3,648    $   --         $   --         $   --
      33 North Dearborn Street   September 2000      1,415        --          --            1,415           --
      L.A. Mart ..............   October 2000        3,039        --          --            3,039           --
      Student Housing Complex    January 2000        1,150        --          --             --            1,150
   Dispositions and other ....                      (3,056)       --        (3,056)(1)       --             --
   Leasing activity ..........                      12,665      13,184        (772)         1,448         (1,195)
                                                  --------    --------    --------       --------       --------
   Total increase in property
      rentals ................                      18,861      16,832      (3,828)         5,902            (45)
                                                  --------    --------    --------       --------       --------
Tenant expense reimbursements:
   Increase in tenant expense
      reimbursements due to
      acquisitions ...........                       1,809         843        --              966           --
   Other .....................                       6,476       6,266        (244)            16            438
                                                  --------    --------    --------       --------       --------
   Total increase in tenant
      expense reimbursements .                       8,285       7,109        (244)           982            438
                                                  --------    --------    --------       --------       --------
Hotel activity ...............                          82        --          --             --               82
Trade shows activity .........                       3,231        --          --            3,231(2)        --
Other income .................                      (1,284)       (453)        150           (879)          (102)
                                                  --------    --------    --------       --------       --------
Total increase in revenues ...                    $ 29,175    $ 23,488    $ (3,922)      $  9,236       $    373
                                                  ========    ========    ========       ========       ========


----------
(1) Results primarily from Bradlees rejection of its lease at the 14th Street and Union Square property on February 9, 2001, and the sale of the Company's Texas properties on March 2, 2000.

(2) Results primarily from an additional trade show event in the first quarter of 2001.


See supplemental information on page 23 for further details.

       EXPENSES

       The Company's expenses were $151,496 in the three months ended March 31, 2001, compared to $124,234 in the prior year's quarter, an increase of $27,262. This increase by segment resulted from:


                                                                                    Merchandise
                                                    Total     Office      Retail        Mart       Other
                                                    -----     ------      ------        ----       -----
   Operating:
        Acquisitions .........................   $  4,975    $  1,494    $   --      $  2,906    $    575
        Same store operations ................     12,615       8,126        (145)      3,901         733
                                                 --------    --------    --------    --------    --------
                                                   17,590       9,620        (145)      6,807       1,308
                                                 --------    --------    --------    --------    --------
   Depreciation and
        amortization:
        Acquisitions .........................      1,262         586        --           481         195
        Same store operations ................      5,755       4,706         474         524          51
                                                 --------    --------    --------    --------    --------
                                                    7,017       5,292         474       1,005         246
                                                 --------    --------    --------    --------    --------
   General and administrative:
      Depreciation in value of Vornado shares
        and other securities held in officer's
        deferred compensation trust ..........     (2,623)       --          --          --        (2,623)
      Other expenses .........................        278         606        (176)      1,109      (1,261)(1)
                                                 --------    --------    --------    --------    --------
                                                   (2,345)        606        (176)      1,109      (3,884)
                                                 --------    --------    --------    --------    --------
   Costs of acquisitions not consummated .....      5,000        --          --          --         5,000(2)
                                                 --------    --------    --------    --------    --------
                                                 $ 27,262    $ 15,518    $    153    $  8,921    $  2,670
                                                 ========    ========    ========    ========    ========

----------
(1)   Includes a $1,900 settlement from a tenant for rent previously reserved.
(2)   Primarily associated with the World Trade Center.

       Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $12,304 in the three months ended March 31, 2001, compared to $4,107 in the prior year's quarter, an increase of $8,197. This increase resulted primarily from the Company's share of Alexander's gain on sale of its Fordham Road Property on January 12, 2001.

       Income from partially-owned entities was $23,990 in the three months ended March 31, 2001, compared to $19,853 in the prior year's quarter, an increase of $4,137. This increase by segment resulted from:


                                                                                      Temperature
                                                                         Merchandise  Controlled
                                             Total    Office     Retail       Mart     Logistics  Other
                                             -----    ------     ------       ----     ---------  -----
Increase (decrease) in equity in income:
     Temperature Controlled
           Logistics ...................   $(3,450)   $  --      $  --     $  --      $(3,450)   $  --
     Charles E. Smith
        Commercial Realty L.P. .........       638        638       --        --         --         --
     Newkirk Joint Ventures ............     3,633       --         --        --         --        3,633
     Partially-owned
        office buildings ...............       564        564       --        --         --         --
     Other .............................     2,752       (232)     1,620       113       --        1,251
                                           -------    -------    -------   -------    -------    -------
                                           $ 4,137    $   970      1,620   $   113    $(3,450)   $ 4,884
                                           =======    =======    =======   =======    =======    =======

       Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $13,473 for the three months ended March 31, 2001, compared to $5,788 in the prior year's quarter, an increase of $7,685. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. (20% effective rate) on September 28, 2000.

       The Company recorded a charge of $4,723 resulting from the write-off of an equity investment in a technology company in the three months ended March 31, 2001.

       Interest and debt expense was $49,395 for the three months ended March 31, 2001, compared to $40,356 in the prior year's quarter, an increase of $9,039. This increase resulted from interest on higher average outstanding loan balances, partially offset by a $500 savings from a 20 basis point reduction in weighted average interest rates of variable rate debt. If the current level of variable rates were to continue, interest expense inclusive of the Company's share of partially-owned entities, would be approximately $4,500 lower in the quarter ended June 30, 2001, as compared to the quarter ended March 31, 2001.

       Minority interest was $27,314 for the three months ended March 31, 2001, compared to $22,832 in the prior year's quarter, an increase of $4,482. This increase is primarily due to the issuance of perpetual preferred units in connection with acquisitions.

       The Company recorded the cumulative effect of a change in accounting principle of $4,110 in the first quarter of 2001. The Company previously had marked-to-market changes in value of stock purchase warrants through accumulated other comprenensive loss. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, those changes are recognized through earnings, and accordingly, the Company has reclassed $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as of January 1, 2001. Future changes in value of such securities will be recorded through earnings.

       The extraordinary item of $1,170 in the three months ended March 31, 2001 represents the Company's share of Alexander's extraordinary gain from early extinguishment of debt. The Company incurred an extraordinary loss of $1,125 in the first quarter of 2000 due to the write-off of unamortized financing costs in connection with the prepayment of debt.

LIQUIDITY AND CAPITAL RESOURCES

       THREE MONTHS ENDED MARCH 31, 2001

       Cash flows provided by operating activities of $84,377 was primarily comprised of (i) income of $56,509 and (ii) adjustments for non-cash items of $22,653 partially offset by (iii) the net change in operating assets and liabilities of $5,331. The adjustments for non-cash items are primarily comprised of (i) cumulative effect of change in accounting principle of $4,110,
(ii) the write-off of an investment in marketable securities of $4,723, (iii) depreciation and amortization of $31,865 and (iv) minority interest of $27,314, partially offset by (v) the effect of straight-lining of rental income of $7,895 and (vi) equity in net income of partially-owned entities and income applicable to Alexander's of $36,294.

       Net cash used in investing activities of $46,709 was primarily comprised of (i) recurring capital expenditures of $14,352, (ii) non-recurring capital expenditures of $12,809 (iii) development and redevelopment expenditures of $40,577, (iv) investment in notes and mortgages receivable of $10,069, (v) investments in partially-owned entities of $13,378, partially offset by, (vi) distributions from partially-owned entities of $17,163 and (vii) a decrease in restricted cash arising primarily from the repayment of mortgage escrows of $29,095.

       Net cash used in financing activities of $62,674 was primarily comprised of (i) proceeds from borrowings of $74,160, partially offset by, (ii) repayments of borrowings of $56,513, (iii) dividends paid on common shares of $45,191, (iv) dividends paid on preferred shares of $8,972, and (v) distributions to minority partners of $27,290.

        Below are the details of capital expenditures, leasing commissions. and development and redevelopment expenditures.

        Capital expenditures are categorized as follows:

                  Recurring -- capital improvements expended to maintain a
            property's competitive position within the market and tenant improvements and leasing commissions for costs to release expiring leases or renew or extend existing leases.

                  Non-recurring -- capital improvements completed in the year of acquisition and the following two years (which were planned at the time of acquisition) and tenant improvements and leasing commissions for space which was vacant at the time of acquisition of a property.

       Development and Redevelopment expenditures include all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the property is substantially complete and ready for its intended use.


                                                     New York          Merchandise
                                            Total  City Office  Retail     Mart      Other
                                            -----  -----------  ------     ----      -----
Capital expenditures:
     Expenditures to maintain the assets:
        Recurring .......................   $ 4,434   $ 2,922   $    96   $   449   $   967
        Non-recurring ...................    12,775     6,694      --       2,490     3,591
                                            -------   -------   -------   -------   -------
                                             17,209     9,616        96     2,939     4,558
                                            -------   -------   -------   -------   -------
     Tenant improvements:
        Recurring .......................     9,918     8,573       244     1,101      --
        Non-recurring ...................        34        34      --        --        --
                                            -------   -------   -------   -------   -------
                                              9,952     8,607       244     1,101      --
                                            -------   -------   -------   -------   -------
     Total ..............................   $27,161   $18,223   $   340   $ 4,040   $ 4,558
                                            =======   =======   =======   =======   =======

Leasing Commissions:
     Recurring ..........................   $ 5,643   $ 2,769   $   325   $ 2,414   $   135
     Non-recurring ......................     5,527     1,906      --       3,621      --
                                            -------   -------   -------   -------   -------
                                            $11,170   $ 4,675   $   325   $ 6,035   $   135
                                            =======   =======   =======   =======   =======
Development and Redevelopment:
     Expenditures: (1)
        Park Laurel (80% interest) ......   $18,286   $  --         $--   $  --     $18,286
        Market Square on Main Street ....     9,127      --        --       9,127      --
        Other ...........................    13,164     6,165       863      --       6,136
                                            -------   -------   -------   -------   -------
                                            $40,577   $ 6,165   $   863   $ 9,127   $24,422
                                            =======   =======   =======   =======   =======

----------

(1) Does not include $37,592 of Fort Lee development costs during the three months ended March 31, 2001, which were funded by a construction loan.

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

       Net cash used in investing activities of $28,832 was primarily comprised of (i) capital expenditures of $10,380 (ii) redevelopment expenditures of $10,228, (iii) investment in notes and mortgages receivable of $6,000 (loan to Vornado Operating Company), (iv) acquisitions of real estate of $6,660 (see detail below), (v) investments in partially-owned entities of $26,564 (see detail below), (vi) investments in securities of $7,427, partially offset by
(vii) proceeds from the sale of real estate $23,992 and distributions from partially-owned entities of $15,490.

       Net cash used in financing activities of $24,341 was primarily comprised of (i) repayment of borrowings of $522,506, (ii) dividends paid on common shares of $41,465, (iii) debt issuance costs of $17,996, (iv) distributions to minority partners of $8,470, partially offset by (v) proceeds from borrowings of $565,000.

Acquisitions of real estate and investments in partially-owned entities are comprised of:


                                                                  Debt          Value of
                                                     Cash        Assumed        Units Issued    Investment
                                                     ----        -------        ------------    ----------
Real Estate:
     Student Housing Complex (90% interest) .....   $ 6,660   $       17,640   $          --     $24,300
                                                    =======   ==============   ===============   =======

Investments in Partially Owned Entities:
     Vornado-Ceruzzi Joint Venture (80% interest)   $15,696   $         --     $          --     $15,696
     Funding of Development Expenditures ........     9,878             --                --       9,878
     Other ......................................       990             --                --         990
                                                    -------   --------------   ---------------   -------
                                                    $26,564             --                --     $26,564
                                                    =======   ==============   ===============   =======


Capital expenditures were comprised of:

                                                New York           Merchandise
                                      Total   City Office  Retail     Mart      Other
                                      -----   -----------  ------     ----      -----

Expenditures to maintain the assets   $ 5,881   $ 3,165   $    35   $   559   $ 2,122
Tenant allowances .................     4,499     3,699       512       288      --
Redevelopment expenditures ........    10,228     6,038      --       4,190      --
                                      -------   -------   -------   -------   -------
Total capital expenditures ........   $20,608   $12,902   $   547   $ 5,037   $ 2,122
                                      =======   =======   =======   =======   =======

SUPPLEMENTAL INFORMATION

Below are the details of the changes by segment in EBITDA for the three months ended March 31, 2001 and December 31, 2000.

                                                                                                   Temperature
                                                                                  Merchandise       Controlled
                                               Total       Office       Retail        Mart           Logistics       Other
                                           -----------  -----------  -----------  --------------  --------------   -----------
Three months ended
      December 31, 2000................... $  197,425    $  86,125    $  29,627     $  23,072       $  23,735        $34,866
2001 Operations:
      Same store operations(1)............      2,907        4,755          (35)        2,566(4)       (2,554)(3)     (1,825)(4)
      Acquisitions, dispositions
       and other non-recurring
       income and expenses................    (10,691)       2,250       (1,524)           --              --        (11,417)(5)
                                           ----------    ---------    ---------     ---------      ----------      ---------
Three months ended
      March 31, 2001...................... $  189,641    $  93,130    $  28,068     $  25,638      $   21,181        $21,624
                                           ==========    =========    =========     =========      ==========      =========
      % increase in same
         store operations.................     1.5%         5.5%(2)      --              11.1%         (10.8%)           (5.2%)


     (1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

     (2) Same store percentage increase was 5.9% for the New York City office portfolio and 4.5% for the CESCR portfolio.

     (3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business.
          On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000 (the same amount recognized as rental income in 2000's Funds from Operations), (ii) reduce 2002's contractual rent to $150,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500 to $9,500 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

          The tenant has advised the Landlord that its revenue for February and March of this year from the warehouses it leases from the Landlord, is lower than last year by 8.2% primarily due to a reduction in units stored at the warehouses.

     (4) Reflects seasonality of the Merchandise Mart trade show business and the Hotel Pennsylvania which is included in Other.

     (5) Includes the write-off of investment in marketable securities and costs of acquisitions not consummated.

       The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity for space previously occupied:


                                                                   Office                         Merchandise Mart       Temperature
                                                        --------------------------            -----------------------    Controlled
                                                         New York City   CESCR     Retail     Office(1)   Showroom(1)     Logistics
                                                        ---------------  ------   --------    ---------   -----------   -----------
As of March 31, 2001:
   Square feet.....................................           14,410      4,248     11,441       2,869        5,044          17,495
   Cubic feet......................................             --          --        --          --            --          438,900
   Number of properties............................             22          50        55           9            9              88
   Occupancy rate..................................             97%        98%        92%         91%          98%             72%
   Leasing Activity:
        For the quarter ended
---------------------------------------------------
           March 31, 2001:
              Square Feet..........................            401         322        129         10           134             --
              Rent per Square Foot:
                 Initial rent (2)..................           $49.61     $31.19     $20.38      $28.35       $22.44            --
                 Prior escalated rent..............           $31.12     $24.39     $18.85      $24.78       $15.24            --
                 Percentage increase...............            59%         28%        8%          14%          47%             --
As of December 31, 2000
   Square feet.....................................           14,396      4,248     11,293       2,869        5,044          17,495
   Cubic feet......................................             --          --        --          --            --          438,900
   Number of properties............................             22          50        55           9            9              88
   Occupancy rate..................................             96%        98%        92%         90%          98%             82%
As of March 31, 2000:
   Square feet.....................................           14,267      3,782     11,960       2,640        4,317          17,770
   Cubic feet......................................             --          --        --          --            --          445,000
   Number of properties............................             22          40        56           7            7              90
   Occupancy rate..................................             95%        95%        93%         88%          99%             83%

     (1) The office and showroom space is contained in the same mixed-use properties.
     (2) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

FUNDS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

       Funds from operations was $81,907 in the three months ended March 31, 2001, compared to $80,176 in the prior year's quarter, an increase of $1,731. Funds from operations in the three months ended March 31, 2001, includes (i) a charge of $5,000 for the write-off of costs associated with two acquisitions which were not consummated and (ii) a charge of $4,723 resulting from the write-off of an equity investment in a technology company. The following table reconciles funds from operations and net income:


                                                                                   For the Three Months Ended March 31,
                                                                             -----------------------------------------------
                                                                                     2001                       2000
                                                                             ----------------------    ---------------------
                 Net income applicable to common shares...............          $          46,836        $          47,523
                 Cumulative effect of change in accounting
                   principle..........................................                      4,110                       --
                 Extraordinary item...................................                     (1,170)                   1,125
                 Depreciation and amortization of real property.......                     31,040                   22,815
                 Straight-lining of property rentals for rent
                   escalations .......................................                     (7,254)                  (7,038)
                 Leasing fees received in excess of income
                   recognized ........................................                       (124)                     485
                 (Depreciation) Appreciation of securities held
                   in officer's deferred compensation trust ..........                     (2,283)                     340
                 Net gain on sale of real estate .....................                         --                   (2,560)
                 Proportionate share of adjustments to equity
                   in net income of partially-owned entities to
                   arrive at funds from operations ...................                      9,266                   15,791
                 Minority interest in excess of preferential
                   distributions .....................................                     (3,936)                  (3,728)
                                                                                -----------------        -----------------
                                                                                           76,485                   74,753
                 Series A Preferred Stock dividends...................                      5,422                    5,423
                                                                                -----------------        -----------------
                                                                                $          81,907        $          80,176
                                                                                =================        =================

       The number of shares that should be used for determining funds from operations per share is as follows:

                                                                                                  For The Three Months Ended
                                                                                      ---------------------------------------------
                                                                                                          March 31,
                                                                                               2001                     2000
                                                                                          -------------             -------------
                 Weighted average shares used for determining diluted income per share           89,381                    87,755
                 Series A preferred shares........................................                8,018                     8,018
                                                                                          -------------             -------------
                 Shares used for determining diluted funds from operations per share             97,399                    95,773
                                                                                          =============             =============

       Funds from operations does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures reported by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by NAREIT. Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified from this definition to adjust primarily for (i) the effect of straight-lining of property rentals for rent escalations and leasing fee income, and (ii) the reversal of income taxes (benefit) which are considered non-recurring because of the conversion of Temperature Controlled Logistics Companies to REITs in 2000.

       Below are the cash flows provided by (used in) operating, investing and financing activities:

                                                                                       For the Three Months Ended March 31,
                                                                                    ---------------------------------------------
                                                                                           2001                        2000
                                                                                    --------------------    ---------------------

                    Operating activities...............................             $        84,377               $        45,249
                                                                                    ===============               ===============

                    Investing activities...............................             $       (46,709)              $       (28,832)
                                                                                    ===============               ===============

                    Financing activities...............................             $       (62,674)              $       (24,341)
                                                                                    ===============               ===============


FINANCINGS


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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

($ in thousands, except per share amounts)

                                                         March 31, 2001                                         December 31, 2000
                                      -----------------------------------------------------------  --------------------------------
                                                        Weighted Average     Effect of 1% Change                Weighted Average
                                             Balance      Interest Rate         In Base Rates       Balance      Interest Rate
                                      ---------------  -------------------  ---------------------  -----------  -------------------
Wholly-owned debt:
         Variable rate............    $  1,590,467            6.55%          $   14,670(1)        $  1,593,751         8.00%
         Fixed rate...............       1,154,084            7.52%                  --              1,063,146         7.61%
                                      ------------                           ----------           ------------
                                      $  2,744,551                               14,670           $  2,656,897
                                      ============                           ==========           ============
Partially-owned debt:
         Variable rate............    $    132,628            7.14%               1,326           $    204,462         8.40%
         Fixed rate...............       1,125,840            7.54%                  --              1,123,926         7.54%
                                      ------------                           ----------           ------------
                                      $  1,258,468                                1,326           $  1,328,388
                                      ============                           ==========           ============
Minority interest.................                                               (2,319)
                                                                             -----------
Total decrease in the
   Company's annual net income....                                           $   13,677
                                                                             ===========
      Per share-diluted...........                                           $      .15
                                                                             ===========

------------------------------------

(1) Excludes the effect of a $123,500 mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties, as the proceeds are in a restricted mortgage escrow account which bears interest at the same rate as the loan.

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

(b)  Reports on Form 8-K


            During the quarter ended March 31, 2001, Vornado Realty Trust filed the following reports on Form 8-K:

 Period Covered
(Date of earliest
 event reported)                                    Items Reported                                            Date Filed
--------------------   --------------------------------------------------------------------------------  --------------------
February 22, 2001      Press release announcing restructuring of leases with AmeriCold Logistics          February 22, 2001

February 22, 2001      Press release announcing exclusive negotiating period relating to net lease of
                       World Trade Center Complex                                                         February 23, 2001

March 19, 2001         Press release announcing failure to conclude net lease of World Trade Center
                       Complex                                                                            March 22, 2001

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          VORNADO REALTY TRUST
                             --------------------------------------------------
                                                 (Registrant)




Date: May 3, 2001     By:            /s/   JOSEPH MACNOW
                         ------------------------------------------------------
                               Joseph Macnow, Executive Vice President -
                                          Finance and Administration and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.
--------
  3.1    --   Amended and Restated Declaration of Trust of Vornado, amended
               April 3, 1997--Incorporated by reference to Exhibit 3.1 of
               Vornado's Registration Statement on Form S-8 (File No.
               333-29011), filed on June 12, 1997...............................          *

  3.2    --   Articles of Amendment of Declaration of Trust of Vornado, as
               filed with the State Department of Assessments and Taxation of
               Maryland on October 14, 1997 - Incorporated by reference to
               Exhibit 3.2 of Vornado's Registration Statement on Form S-3 (File
               No. 333-36080), filed on May 2, 2000.............................          *

  3.3    --   Articles of Amendment of Declaration of Trust of Vornado, as
               filed with the State Department of Assessments and Taxation of
               Maryland on April 22, 1998 - Incorporated by reference to Exhibit
               3.1 of Vornado's Current Report on Form 8-K, dated April 22, 1998
               (File No. 001-11954), filed on April 28, 1998....................          *

  3.4    --   Articles of Amendment of Declaration of Trust of Vornado, as
               filed with the State Department of Assessments and Taxation of
               Maryland on November 24, 1999 - Incorporated by reference to
               Exhibit 3.4 of Vornado's Registration Statement on Form S-3 (File
               No. 333-36080), filed on May 2, 2000.............................          *

  3.5    --   Articles of Amendment of Declaration of Trust of Vornado, as
               filed with the State Department of Assessments and Taxation of
               Maryland on April 20, 2000 - Incorporated by reference to Exhibit
               3.5 of Vornado's Registration Statement on Form S-3 (File No.
               333-36080), filed on May 2, 2000.................................          *

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
               Cumulative Redeemable Preferred Shares of Beneficial Interest, no
               par value (the "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
               dated November 12, 1998 (File No. 001-11954), filed on November
               30, 1998.........................................................          *

  3.8    --   Articles Supplementary Classifying Additional Series D-1
               Preferred Shares - Incorporated by reference to Exhibit 3.2 of
               Vornado's Current Report on Form 8-K/A, dated November 12, 1998
               (File No. 001-11954), filed on February 9, 1999..................          *

  3.9    --   Articles Supplementary Classifying 8.5% Series B Cumulative
               Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K,
               dated March 3, 1999 (File No. 001-11954), filed on March 17,
               1999.............................................................          *

  3.10   --   Articles Supplementary Classifying Vornado's Series C Preferred
               Shares - Incorporated by reference to Exhibit 3.7 of Vornado's
               Registration Statement on Form 8-A (File No. 001-11954), filed on
               May 19, 1999.....................................................          *


-------------------------------
*  Incorporated by reference

EXHIBIT
  NO.
--------
  3.11   --   Articles Supplementary Classifying Vornado Realty Trust's Series
               D-2 Preferred Shares, dated as of May 27, 1999, as filed with the
               State Department of Assessments and Taxation of Maryland on May
               27, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's
               Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954),
               filed on July 7, 1999............................................          *

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
               Shares - Incorporated by reference to Exhibit 3.1 of Vornado's
               Current Report on Form 8-K, dated November 24, 1999 (File No.
               001-11954), filed on December 23, 1999...........................          *

  3.15   --   Articles Supplementary to Declaration of Trust of Vornado Realty
               Trust with respect to the Series D-6 Preferred Shares, dated May
               1, 2000, as filed with the State Department of Assessments and
               Taxation of Maryland on May 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May
               1, 2000 (File No. 001-11954), filed May 19, 2000.................          *

  3.16   --   Articles Supplementary to Declaration of Trust of Vornado Realty
               Trust with respect to the Series D-7 Preferred Shares, dated May
               25, 2000, as filed with the State Department of Assessments and
               Taxation of Maryland on June 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May
               25, 2000 (File No. 001-11954), filed on June 16, 2000............          *

  3.17   --   Articles Supplementary to Declaration of Trust of Vornado Realty
               Trust with respect to the Series D-8 Preferred Shares -
               Incorporated by reference to Exhibit 3.1 of Vornado's Current
               Report on Form 8-K, dated December 8, 2000 (File No. 1-11954),
               filed on December 28, 2000.......................................          *

  3.18   --   Amended and Restated Bylaws of Vornado, as amended on March 2,
               2000 - Incorporated by reference to Exhibit 3.12 of Vornado's
               Annual Report on Form 10-K for the period ended December 31, 1999
               (File No. 1-11954), filed on March 9, 2000.......................          *

  3.19   --   Second Amended and Restated Agreement of Limited Partnership of
               the Operating Partnership, dated as of October 20, 1997 -
               Incorporated by reference to Exhibit 3.4 of Vornado's Annual
               Report on Form 10-K for the year ended December 31, 1997 filed on
               March 31, 1998 (the "1997 10-K").................................          *

  3.20   --   Amendment to Second Amended and Restated Agreement of Limited
               Partnership of Vornado Realty L.P., dated as of December 16,
               1997--Incorporated by reference to Exhibit 3.5 of the 1997 10-K..          *

  3.21   --   Second Amendment to Second Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership, dated as of
               April 1, 1998 - Incorporated by reference to Exhibit 3.5 of
               Vornado's Registration Statement on Form S-3 (File No.
               333-50095), filed on April 14, 1998..............................          *

-------------------------------
*  Incorporated by reference

EXHIBIT
  NO.
--------
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
               Limited Partnership of the Operating Partnership, dated as of
               November 30, 1998 - Incorporated by reference to Exhibit 3.1 of
               Vornado's Current Report on Form 8-K, dated December 1, 1998
               (File No. 001-11954), filed on February 9, 1999..................          *

  3.24   --   Exhibit A, dated as of December 22, 1998, to Second Amended and
               Restated Agreement of Limited Partnership of the Operating
               Partnership - Incorporated by reference to Exhibit 3.4 of
               Vornado's Current Report on Form 8-K/A, dated November 12, 1998
               (File No. 001-11954), filed on February 9, 1999..................          *

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
               Partnership of the Operating Partnership, dated as of March 11,
               1999 - Incorporated by reference to Exhibit 3.2 of Vornado's
               Current Report on Form 8-K, dated March 3, 1999 (File No.
               001-11954), filed on March 17, 1999..............................          *

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
               Limited Partnership of Vornado Realty L.P., dated as of November
               24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's
               Current Report on Form 8-K, dated November 24, 1999 (File No.
               001-11954), filed on December 23, 1999...........................          *

-------------------------------
*  Incorporated by reference

EXHIBIT
  NO.
--------
  3.33   --   Twelfth Amendment to Second Amended and Restated Agreement of
               Limited Partnership of Vornado Realty L.P., dated as of May 1,
               2000 - Incorporated by reference to Exhibit 3.2 of Vornado's
               Current Report on Form 8-K, dated May 1, 2000 (File No.
               001-11954), filed on May 19, 2000................................          *

  3.34   --   Thirteenth Amendment to Second Amended and Restated Agreement of
               Limited Partnership of Vornado Realty L.P., dated as of May 25,
               2000 - Incorporated by reference to Exhibit 3.2 of Vornado's
               Current Report on Form 8-K, dated May 25, 2000 (File No.
               001-11954), filed on June 16, 2000...............................          *

  3.35   --   Fourteenth Amendment to Second Amended and Restated Agreement of
               Limited Partnership of Vornado Realty L.P., dated as of December
               8, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's
               Current Report on Form 8-K, dated December 8, 2000 (File No.
               001-11954), filed on December 28, 2000...........................          *

  4.1    --   Instruments defining the rights of security holders (see Exhibits
               3.1 through 3.18 of this Annual Report on Form 10-K)

  4.2    --   Indenture dated as of November 24, 1993 between Vornado Finance
               Corp. and Bankers Trust Company, as Trustee - Incorporated by
               reference to Vornado's current Report on Form 8-K dated November
               24, 1993 (File No. 001-11954), filed December 1, 1993............          *

  4.3    --   Specimen certificate representing Vornado's Common Shares of
               Beneficial Interest, par value $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration
               Statement on Form S-3 (File No. 33-62395), filed on October 26,
               1995.............................................................          *

  4.4    --   Specimen certificate representing Vornado's $3.25 Series A
               Preferred Shares of Beneficial Interest, liquidation preference
               $50.00 per share - Incorporated by reference to Exhibit 4.2 of
               Vornado's Current Report on Form 8-K, dated April 3, 1997 (File
               No. 001-11954), filed on April 8, 1997...........................          *

  4.5    --   Specimen certificate evidencing Vornado's Series B 8.5%
               Cumulative Redeemable Preferred Shares of Beneficial Interest -
               Incorporated by reference to Exhibit 4.2 of Vornado's
               Registration Statement on Form 8-A (File No. 001-11954), filed on
               March 15, 1999...................................................          *

  4.6    --   Specimen certificate evidencing Vornado's 8.5% Series C
               Cumulative Redeemable Preferred Shares of Beneficial Interest,
               liquidation preferences $25.00 per share, no par value -
               Incorporated by reference to Exhibit 4.2 of Vornado's
               Registration Statement on Form 8-A (File No. 001-11954), filed
               May 19, 1999.....................................................          *

  4.7    --   Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, Lasalle Bank National Association, ABN Amro Bank
               N.V. and Midland Loan Services, Inc. - Incorporated by reference to Exhibit 10.48 of Vornado's Annual Report on Form 10-K for the
               period ended December 31, 1999 (File No. 1-11954), filed on March
               9, 2000..........................................................          *


11       --   Not applicable

12       --   Not applicable

13       --   Not applicable

14       --   Not applicable

15       --   Not applicable


-------------------------------
*  Incorporated by reference

EXHIBIT
  NO.
--------

16       --   Not applicable

17       --   Not applicable

18       --   Not applicable

19       --   Not applicable

20       --   Not applicable

21       --   Not applicable

22       --   Not applicable

23       --   Not applicable

24       --   Not applicable

25       --   Not applicable

26       --   Not applicable

27       --   Not applicable

28       --   Not applicable

29       --   Not applicable