Form 10-Q
period 2001-06-30
VORNADO REALTY TRUST
filed 2001-08-02
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 36



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                     JUNE 30, 2001
                                ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                               to
                              ------------------------------    ----------------

Commission File Number:   1-11954
                          ------------------------------------------------------


                              VORNADO REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MARYLAND                                 22-1657560
---------------------------------------------     ---------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
            or organization)                      Identification Number)


 888 SEVENTH AVENUE, NEW YORK, NEW YORK                     10019
----------------------------------------          ----------------------
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

                                 [X] Yes [ ] No

      As of August 1, 2001, 88,661,224 of the registrant's common shares of beneficial interest are outstanding.

                                      INDEX

PART I.       FINANCIAL INFORMATION:

       Item 1.  Financial Statements:                                Page Number
                                                                     -----------

                Consolidated Balance Sheets as of  June 30, 2001 and
                December 31, 2000........................................     3

                Consolidated Statements of Income for the Three and
                Six Months Ended  June 30, 2001 and June 30, 2000........     4

                Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 2001 and June 30, 2000....................     5

                Notes to Consolidated Financial Statements...............     6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................    16

       Item 3.  Quantitative and Qualitative Disclosures About
                Market Risks.............................................    33


PART II.      OTHER INFORMATION:

       Item 1.  Legal Proceedings........................................    34

       Item 4.  Submission of Matters to a Vote of Security Holders......    34

       Item 6.  Exhibits and Reports on Form 8-K.........................    34

Signatures      .........................................................    35

Exhibit Index   .........................................................    36

PART I.  FINANCIAL INFORMATION
  ITEM 1.    FINANCIAL STATEMENTS

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share and per share amounts)



                                                              JUNE 30,        DECEMBER 31,
                                                                2001              2000
                                                            ------------      -----------
ASSETS

Real estate, at cost:
     Land.............................................      $    887,769      $   870,023
     Buildings and improvements.......................         3,459,286        3,328,760
     Development costs and construction-in-
         progress.....................................           213,151           66,264
     Leasehold improvements and
         equipment....................................            36,320           29,795
                                                            ------------      -----------
               Total..................................         4,596,526        4,294,842
     Less accumulated depreciation and
         amortization.................................          (462,336)        (393,787)
                                                            ------------      -----------
     Real estate, net.................................         4,134,190        3,901,055

Cash and cash equivalents, including U.S.
         government obligations under repurchase
         agreements of $27,430 and $27,793............           119,920          136,989
Escrow deposits and restricted cash...................           186,508          214,359
Marketable securities ................................           118,809          120,340
Investments and advances to partially-owned
         entities, including Alexander's of
         $189,060 and $178,413........................         1,279,468        1,459,211
Due from officers ....................................            19,522           20,549
Accounts receivable, net of allowance for
         doubtful accounts of $8,947
         and $9,343 ..................................            52,322           47,937
Notes and mortgage loans receivable...................           213,432          188,722
Receivable arising from the straight-lining of
         rents .......................................           126,592          111,504
Other assets .........................................           251,888          169,648
                                                            ------------      -----------


TOTAL ASSETS                                                $  6,502,651      $ 6,370,314
                                                            ============      ===========


                                                              JUNE 30,        DECEMBER 31,
                                                                2001              2000
                                                           --------------    -----------


LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable...........................      $  2,284,009      $ 2,231,897
Revolving credit facility.............................           450,000          425,000
Accounts payable and accrued expenses.................           142,775          130,464
Officer's compensation payable........................            39,644           38,424
Deferred leasing fee income...........................             7,595            7,852
Other liabilities.....................................             1,725            1,798
                                                            ------------      -----------
               Total liabilities......................         2,925,748        2,835,435
                                                            ------------      -----------
Minority interest of unitholders in the
    Operating Partnership.............................         1,464,544        1,456,159
                                                            ------------      -----------
Commitments and contingencies
Shareholders' equity:
      Preferred shares of beneficial interest:
           no par value per share; authorized,
           45,000,000 shares;
           Series A:  liquidation preference $50.00
             per share; issued 5,788,855 shares.......           289,446          288,507
           Series B:  liquidation preference $25.00
             per share; issued 3,400,000 shares.......            81,805           81,805
           Series C:  liquidation preference $25.00
             per share; issued 4,600,000 shares.......           111,148          111,148
      Common shares of beneficial interest:
           $.04 par value per share; authorized,
               150,000,000 shares; issued and
               outstanding 87,022,583 and
               86,803,770 shares......................             3,480            3,472
      Additional capital..............................         1,716,051        1,709,284
      Accumulated deficit.............................           (77,601)         (90,366)
                                                            ------------      -----------
                                                               2,124,329        2,103,850
      Accumulated other comprehensive loss............            (7,266)         (20,426)
      Due from officers for purchase of common
           shares of beneficial interest..............            (4,704)          (4,704)
                                                            ------------      -----------
                Total shareholders' equity............         2,112,359        2,078,720
                                                            ------------      -----------

TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY............................      $  6,502,651      $ 6,370,314
                                                            ============      ===========


                See notes to consolidated financial statements.




                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per share amounts)


                                                                 FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,                 ENDED JUNE 30,
                                                                 --------------------            ------------------
                                                                 2001            2000          2001            2000
                                                                 ----            ----          ----            ----
Revenues:
   Rentals....................................................   $ 212,252     $ 169,107    $ 416,970       $ 336,010
   Expense reimbursements.....................................      31,543        28,413       66,635          55,220
   Other income (including fee income
     from related parties of  $514 and $346 in each three month
     period and $884 and $667 in each six month period).......       2,280         1,225        5,080           2,794
                                                                 ---------     ---------    ---------       ---------
Total revenues................................................     246,075       198,745      488,685         394,024
                                                                 ---------     ---------    ---------       ---------

Expenses:
   Operating..................................................      96,831        74,366      197,214         150,671
   Depreciation and amortization..............................      30,086        24,687       61,951          47,940
   General and administrative.................................      22,415        10,770       36,663          20,967
   Costs of acquisitions not consummated......................          --            --        5,000              --
                                                                 ---------     ---------    ---------       ---------
Total expenses................................................     149,332       109,823      300,828         219,578
                                                                 ---------     ---------    ---------       ---------

Operating income..............................................      96,743        88,922      187,857         174,446
Income applicable to Alexander's..............................       4,676         4,458       16,980           8,565
Income from partially-owned entities..........................      19,228        22,681       43,218          45,232
Interest and other investment income..........................      15,874         4,939       29,347          10,698
Write-off of investments in technology companies..............     (13,561)           --      (18,284)             --
Interest and debt expense.....................................     (43,994)      (39,335)     (93,389)        (78,682)
Net gain on sale of real estate and partially-owned entities..      12,445            --       12,445           2,560
Net gain from condemnation proceeding.........................       3,050            --        3,050             --
Minority interest:
   Perpetual preferred unit distributions.....................     (17,326)      (14,815)     (34,652)        (27,809)
   Minority limited partnership earnings......................     (10,614)       (9,320)     (20,243)        (18,669)
   Partially-owned entities...................................        (409)         (577)        (768)         (1,067)
                                                                 ---------     ---------    ---------       ---------
Income before cumulative effect of change in accounting
  principle and extraordinary item............................      66,112        56,953      125,561         115,274
Cumulative effect of change in accounting principle...........          --            --       (4,110)             --
Extraordinary item............................................          --            --        1,170          (1,125)
                                                                 ---------     ---------    ---------       ---------
Net income....................................................      66,112        56,953      122,621         114,149
Preferred stock dividends (including accretion of issuance
  expenses of $240 and $719 in each three month period
  and $958 and $1,438 in each six month period)...............      (9,192)       (9,672)     (18,865)        (19,345)
                                                                 ---------     ---------    ---------        --------
NET INCOME applicable to common shares........................   $  56,920     $  47,281    $ 103,756        $ 94,804
                                                                 =========     =========    =========        ========

NET INCOME PER COMMON SHARE - BASIC...........................   $     .65     $     .55    $    1.19        $   1.10
                                                                 =========     =========    =========        ========

NET INCOME PER COMMON SHARE - DILUTED.........................   $     .64     $     .53    $    1.16        $   1.08
                                                                 =========     =========    =========        ========

DIVIDENDS PER COMMON SHARE....................................   $     .53     $     .48    $    1.06        $    .96
                                                                 =========     =========    =========        ========


                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)


                                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                        ---------------------------------
                                                                                          2001                    2000
                                                                                        ----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...............................................................          $   122,621            $   114,149
    Adjustments to reconcile net income to net
       cash provided by operations:
         Cumulative effect of change in accounting principle.................                4,110                     --
         Extraordinary item..................................................               (1,170)                 1,125
         Minority interest...................................................               55,663                 47,544
         Net gain on sale of real estate and partially-owned entities........              (12,445)                (2,560)
         Net gain from condemnation proceeding...............................               (3,050)                    --
         Write-off of investments in technology companies....................               18,284                     --
         Depreciation and amortization.......................................               61,951                 47,940
         Straight-lining of rental income....................................              (14,542)               (15,182)
         Equity in income of Alexander's.....................................              (16,980)                (8,565)
         Equity in net income of partially-owned entities....................              (43,218)               (45,232)
         Changes in operating assets and liabilities.........................               21,642                (34,668)
                                                                                       -----------            -----------
    Net cash provided by operating activities................................              192,866                104,551
                                                                                       -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Development costs and construction in progress...........................              (74,856)               (24,655)
    Proceeds from sale of real estate........................................                   --                 23,992
    Investments in partially-owned entities..................................              (25,221)               (45,450)
    Distributions from partially-owned entities..............................               93,032                 17,705
    Investment in notes and mortgage loans receivable........................              (30,767)                (7,595)
    Repayment of notes and mortgage loans receivable.........................                6,057                     --
    Cash restricted for tenant improvements..................................               27,851                 (3,645)
    Additions to real estate.................................................              (49,326)               (49,116)
    Purchases of marketable securities ......................................               (9,350)               (24,412)
    Acquisitions of real estate and other....................................                   --                 (6,660)
    Proceeds from sale of marketable securities .............................                1,121                     --
    Real estate deposits and other...........................................                1,493                 (1,020)
                                                                                       -----------            -----------
    Net cash (used in) investing activities..................................              (59,966)              (120,856)
                                                                                       -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from borrowings.................................................              118,853                590,000
    Repayments of borrowings.................................................             (111,748)              (619,444)
    Debt issuance costs......................................................                   --                (17,996)
    Proceeds from issuance of preferred units................................                   --                195,639
    Distributions to minority partners.......................................              (53,710)               (47,144)
    Dividends paid on common shares..........................................              (90,992)               (82,051)
    Dividends paid on preferred shares.......................................              (17,926)               (17,907)
    Exercise of stock options................................................                5,554                  1,715
                                                                                       -----------            -----------
    Net cash (used in) provided by financing activities......................             (149,969)                 2,812
                                                                                       -----------            -----------

    Net decrease in cash and cash equivalents................................              (17,069)               (13,493)
    Cash and cash equivalents at beginning of period.........................              136,989                112,630
                                                                                       -----------            -----------

    Cash and cash equivalents at end of period...............................          $   119,920            $    99,137
                                                                                       ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash payments for interest (including capitalized interest of $7,556 in 2001
       and $5,646 in 2000)...................................................          $    95,737            $    82,381
                                                                                       ===========            ===========

NON-CASH TRANSACTIONS:

    Financing assumed in acquisitions........................................          $        --            $    17,640
    Unrealized gain on securities available for sale.........................                2,760                  8,039

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

      Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at June 30, 2001. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of June 30, 2001, the consolidated statements of income for the three and six months ended June 30, 2001 and 2000 and the consolidated statements of changes in cash flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vornado's annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

                              VORNADO REALTY TRUST

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

      The Company's investment securities include stock purchase warrants received from companies that provide fiber-optic network and broadband access to the Company's Office division tenants. Statement 133 requires these warrants to be marked-to-market at each reporting period with the change in value recognized currently in earnings.

      The Company has previously marked-to-market changes in value through accumulated other comprehensive loss. Under Statement 133, those changes are recognized through earnings, and accordingly, the Company has reclassed $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as of January 1, 2001. Future changes in value of such securities will be recorded through earnings.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS (effective July 1, 2001) and SFAS No, 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 142.

4.    FINANCINGS AND DISPOSITIONS

      On January 11, 2001, the Company completed a $105,000,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.6% and matures on February 11, 2006. A portion of the proceeds received were used to repay the then existing mortgage of $55,000,000.

      On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000,000, resulting in a gain of $12,445,000.

      In September 1998, Atlantic City condemned the Company's vacant property. In the third quarter of 1998, the Company recorded a gain of $1,694,000, which reflected the condemnation award of $3,100,000, net of the carrying value of the property of $1,406,000. The Company appealed the amount and on June 27, 2001, was awarded an additional $3,050,000, which has been recorded as a gain in the quarter ended June 30, 2001.

      On June 29, 2001, the Company entered into an agreement to sell its leasehold interest in 550/600 Mamaroneck Avenue, a 235,000 square foot office building, for $22,500,000. Vornado's gain on the sale will be approximately $1,000,000. The sale, which is subject to customary closing conditions, is expected to be completed in the third quarter of this year.

5.    INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

      The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:


   INVESTMENTS AND ADVANCES
     (amounts in thousands)                                             June 30, 2001       December 31, 2000
                                                                        -------------       -----------------
      Temperature Controlled Logistics........................           $   480,455           $   469,613
      Charles E. Smith Commercial Realty L.P. ("CESCR").......               329,251               325,328
      Alexander's.............................................               189,060               178,413
      Newkirk Joint Ventures..................................               181,071               163,157
      Hotel Pennsylvania (1)..................................                    --                73,531
      Partially-Owned Office Buildings (4)....................                23,329                61,002
      Vornado Ceruzzi Joint Ventures..........................                27,542                28,847
      Fort Lee................................................                30,905                28,208
      Park Laurel (2).........................................                    --                70,007
      Management Companies and Other (2)......................                17,855                61,105
                                                                         -----------           -----------
                                                                         $ 1,279,468           $ 1,459,211
                                                                         ===========           ===========

                              VORNADO REALTY TRUST


     INCOME                                                   For The Three Months         For The Six Months
              (amounts in thousands)                             Ended June 30,              Ended June 30,
                                                              --------------------         ------------------
                                                              2001           2000          2001         2000
                                                              ----           ----          ----         ----
      Income applicable to Alexander's:
        33.1% share of equity in income.............       $      535     $      171      $  7,691(3)  $    478
        Interest Income.............................            2,935          2,942         6,362        5,678
        Management and Leasing Fee Income...........            1,206          1,345         2,927(3)     2,409
                                                           ----------     ----------      --------     --------
                                                           $    4,676     $    4,458      $ 16,980     $  8,565
                                                           ==========     ==========      ========     ========
      Temperature Controlled Logistics:
        60% share of equity in net income...........       $    2,466     $    5,585      $  6,930     $ 13,660
        Management fee (40% of 1% per annum of
           Total Combined Assets, as defined).......            1,255          1,357         2,739        2,680
                                                           ----------     ----------      --------     --------
                                                                3,721          6,942         9,669       16,340
                                                           ----------     ----------      --------     --------

      CESCR-34% share of equity in income...........            6,828          6,589        14,195       13,318
                                                           ----------     ----------      --------     --------

      Newkirk Joint Ventures:
          Equity in income of limited partnerships..            6,371          3,377        12,726        6,392
          Interest and other income.................            1,590          2,025         3,202        3,346
                                                           ----------     ----------      --------     --------
                                                                7,961          5,402        15,928        9,738
                                                           ----------     ----------      --------     --------

      Hotel Pennsylvania (1)........................               --          2,886            --        3,307
      Partially-Owned Office Buildings (4)..........            1,509            978         2,773        1,678
      Management Companies and Other................             (791)          (116)          653          851
                                                           ----------     ----------      --------     --------
                                                           $   19,228     $   22,681      $ 43,218     $ 45,232
                                                           ==========     ==========      ========     ========


---------
(1) As of December 31, 2000, the Company owned 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion which was owned through a preferred stock affiliate. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliate and converted it to a taxable REIT subsidiary. Accordingly, the hotel portion is also consolidated in 2001.
(2) On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates and converted them to taxable REIT subsidiaries. Accordingly, the Park Laurel and the management companies are consolidated in 2001.
(3) Equity in income includes $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001 and excludes $1,170 representing the Company's share of Alexander's extraordinary gain on the early extinguishment of debt on this property which is reflected as an extraordinary item on the consolidated statements of income. Management and leasing fee income include a fee of $520 paid to the Company in connection with the sale.
(4) Represents the Company's interests in 330 Madison Avenue (24.8%), and 570 Lexington Avenue (50%). On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000,000, resulting in a gain of $12,445,000 which is not included in income in the table above.

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

      The tenant has advised the Landlord that (i) its revenue for the current quarter and six months ended June 30, 2001 from the warehouses it leases from the Landlord, is lower than last year by 1.1% and 3.3%, and (ii) its gross profit before rent at these warehouses for the corresponding periods is lower than last year by $5,971,000 (a 13.2% decline) and $10,183,000 (an 11.4%
decline). These decreases are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

      Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $2,340,000 of income for the quarter and six months ended June 30, 2001 and $2,400,000 of income for the quarter and six months ended June 30, 2000. At June 30, 2001, the Company's balance of the tenant's total deferred rent is $15,806,000 (Does not include $1,174,000 applicable to the receivable arising from the straight-lining of rents which was deferred in the year ended December 31, 2000).

ALEXANDER'S

      Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

      At June 30, 2001, the Company has loans receivable from Alexander's of $119,000,000, including $24,000,000 under the $50,000,000 line of credit the
Company granted to Alexander's on August 1, 2000. On March 15, 2001, the interest rate on these loans was reset from 15.72% to 13.74%, using the same spread to treasuries as previously used.

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

      On June 1, 2001, Alexander's completed a $223,000,000 ten-year mortgage loan collateralized by its Kings Plaza Shopping Center. The note bears interest at a rate of 7.46%. A portion of the proceeds was used to repay the existing $115,210,000 mortgage loan.

6.    OTHER RELATED PARTY TRANSACTIONS

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $514,000 and $200,000 for the three months ended June 30, 2001 and 2000, and $884,000 and $387,000 for the six months ended June 30, 2001 and 2000.

      The Mendik Group owns an entity, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $12,725,000 and $11,485,000 for the three months ended June 30, 2001 and 2000, and $25,625,000 and $23,418,000 for the six months ended June
30, 2001 and 2000.

                              VORNADO REALTY TRUST

7.    MINORITY INTEREST

      The minority interest represents limited partners', other than the Company, interests in the Operating Partnership and are comprised of:


                                                     Outstanding Units at                      Preferred
                                                 ---------------------------     Per Unit      or Annual       Conversion
                                                 June 30,       December 31,    Liquidation   Distribution      Rate Into
     Unit Series                                  2001              2000        Preference        Rate        Class A Units
     -----------                                  ----              ----        ----------        ----        -------------
     Common:
         Class A (a)......................       6,627,994        6,456,749           --         $  2.12           N/A
         Class D..........................         864,259          869,387           --         $  2.12           1.0(b)
     Convertible Preferred:
         5.0% B-1 Convertible Preferred...         899,566          899,566     $   50.00        $  2.50          .914
         8.0% B-2 Convertible Preferred...         449,783          449,783     $   50.00        $  4.00          .914
         6.5% C-1 Convertible Preferred...         747,912          747,912     $   50.00        $  3.25        1.1431
         6.5% E-1 Convertible Preferred...       4,998,000        4,998,000     $   50.00        $  3.25(c)     1.1364
     Perpetual Preferred: (d)
         8.5% D-1 Cumulative
           Redeemable Preferred...........       3,500,000        3,500,000     $   25.00        $  2.125          N/A
         8.375% D-2 Cumulative Redeemable
           Preferred......................         549,336          549,336     $   50.00        $  4.1875         N/A
         8.25% D-3 Cumulative Redeemable
           Preferred......................       8,000,000        8,000,000     $   25.00        $  2.0625         N/A
         8.25% D-4 Cumulative Redeemable
           Preferred......................       5,000,000        5,000,000     $   25.00        $  2.0625         N/A
         8.25% D-5 Cumulative Redeemable
           Preferred......................       7,480,000        7,480,000     $   25.00        $  2.0625         N/A
         8.25% D-6 Cumulative Redeemable
           Preferred......................         840,000          840,000     $   25.00        $  2.0625         N/A
         8.25% D-7 Cumulative Redeemable
           Preferred......................       7,200,000        7,200,000     $   25.00        $  2.0625         N/A
         8.25% D-8 Cumulative Redeemable
           Preferred......................         360,000          360,000     $   25.00        $  2.0625         N/A


----------
(a) Class A units are redeemable at the option of the holder for common shares of beneficial interest in Vornado, on a one-for-one basis, or at the Company's option for cash.
(b) Class D unitholders participate in distributions at an annual rate of $2.12, then pari passu with Class A. Based on the current level of dividends, Class D units will convert into Class A units in the third quarter of 2001.
(c)   Increases to $3.38 in March 2007.
(d) Convertible at the option of the holder for an equivalent amount of the Company's preferred shares and redeemable at the Company's option after the 5th anniversary of the date of issuance (ranging from December 1998 to December 2000).

                              VORNADO REALTY TRUST

8.    INCOME PER SHARE

      The following table sets forth the computation of basic and diluted income per share:


                                                        For The Three Months       For The Six Months
                                                           Ended June 30,             Ended June 30,
                                                        --------------------       --------------------
                                                        2001            2000        2001         2000
                                                        ----            ----        ----         ----
(amounts in thousands except per share amounts)

Numerator:
    Income before cumulative effect of change in
      accounting principle and extraordinary item ...   $  66,112    $  56,953    $ 125,561    $ 115,274
    Cumulative effect of change in accounting
      principle .....................................          --           --       (4,110)          --
    Extraordinary item ..............................          --           --        1,170       (1,125)
                                                        ---------    ---------    ---------    ---------
    Net income ......................................      66,112       56,953      122,621      114,149
    Preferred stock dividends .......................      (9,192)      (9,672)     (18,865)     (19,345)
                                                        ---------    ---------    ---------    ---------

Numerator for basic and diluted income per
    share - net income applicable to common shares ..   $  56,920    $  47,281    $ 103,756    $  94,804
                                                        =========    =========    =========    =========

Denominator:
    Denominator for basic income per share - weighted
      average shares ................................      86,901       86,399       86,864       86,389
    Effect of dilutive securities:
      Employee stock options ........................       2,701        2,347        2,637        1,689
                                                        ---------    ---------    ---------    ---------
    Denominator for diluted income per share -
      adjusted weighted average shares and
      assumed conversions ...........................      89,602       88,746       89,501       88,078
                                                        =========    =========    =========    =========

INCOME PER COMMON SHARE - BASIC:
      Income before cumulative effect of change in
        accounting principle and extraordinary item .   $     .65    $     .55    $    1.23    $    1.11
      Cumulative effect of change in accounting
        principle ...................................          --           --         (.05)          --
      Extraordinary item ............................          --           --          .01         (.01)
                                                        ---------    ---------    ---------    ---------
      Net income per common share ...................   $     .65    $     .55    $    1.19    $    1.10
                                                        =========    =========    =========    =========

INCOME PER COMMON SHARE - DILUTED:
      Income before cumulative effect of change in
        accounting principle and extraordinary item .   $     .64    $     .53    $    1.20    $    1.09
      Cumulative effect of change in accounting
         principle ..................................          --           --         (.05)          --
      Extraordinary item ............................          --           --          .01         (.01)
                                                        ---------    ---------    ---------    ---------
      Net income per common share ...................   $     .64    $     .53    $    1.16    $    1.08
                                                        =========    =========    =========    =========

                              VORNADO REALTY TRUST

9.    COMPREHENSIVE INCOME

      The following table sets forth the Company's comprehensive income:


        (amounts in thousands)                                          For The Three Months        For The Six Months
                                                                           Ended June 30,             Ended June 30,
                                                                        --------------------        ------------------
                                                                         2001         2000           2001         2000
                                                                         ----         ----           ----         ----

        Net income applicable to common shares.................       $    56,920   $ 47,281       $ 103,756   $   94,804
        Adjustment to record cumulative effect of change
            in accounting principle............................                --         --           4,110           --
        Other comprehensive income.............................             8,532    (54,456)(1)       9,050       (2,256)(1)
                                                                      -----------   --------       ---------   ----------
        Comprehensive income...................................       $    65,452   $ (7,175)      $ 116,916   $   92,548
                                                                      ===========   ========       =========   ==========

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

10.   WRITE-OFF OF EQUITY INVESTMENTS IN TECHNOLOGY COMPANIES

      In the first quarter of 2001, the Company recorded a charge of $4,723,000 resulting from the write-off of an equity investment in a technology company. In the second quarter of 2001, the Company recorded an additional charge of $13,561,000 resulting from the write-off of all of its remaining equity investments in technology companies due to both the deterioration of the financial condition of these companies and the lack of acceptance by the market of certain of their products and services.

11.   COSTS OF ACQUISITIONS NOT CONSUMMATED

      The Company was unable to reach a final agreement with the Port Authority of NY & NJ to conclude a net lease of the World Trade Center. In the three months ended March 31, 2001, the Company wrote-off costs of $5,000,000 primarily associated with the World Trade Center.

12.   COMMITMENTS AND CONTINGENCIES

      At June 30, 2001, in addition to the $450 million outstanding under the Company's revolving credit facility, the Company had utilized $84.7 million of availability under the facility for letters of credit and guarantees.

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

                              VORNADO REALTY TRUST

13.   SEGMENT INFORMATION

      The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics. Prior to this year, income from the Company's preferred stock affiliates was included in Income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its preferred stock affiliates and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania, the Company's investment in the Park Laurel (including the minority interest for the 20% the Company does not own) and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated. Net income and EBITDA for the three and six months ended June 30, 2000 have been restated on a pro forma basis to reflect these entities as if consolidated as of January 1, 2000.


                                                                                                For The Three Months Ended June 30,
                                      ----------------------------------------------------------------------------------------------
(amounts in thousands)                                                           2001
                                      ------------------------------------------------------------------------------     -----------
                                                                                         Temperature
                                                                            Merchandise   Controlled
                                        Total        Office       Retail        Mart      Logistics         Other(2)     Total
                                        -----        ------       ------        ----      ---------         --------     -----
Rentals ...........................   $ 212,252    $ 114,260    $  30,232    $  50,118    $      --       $  17,642    $ 196,600
Expense reimbursements ............      31,543       15,920       11,145        3,858           --             620       28,412
Other income ......................       2,280          813          542          818           --             107        4,109
                                      ---------    ---------    ---------    ---------    ---------       ---------    ---------
Total revenues ....................     246,075      130,993       41,919       54,794           --          18,369      229,121
                                      ---------    ---------    ---------    ---------    ---------       ---------    ---------
Operating expenses ................      96,831       51,684       13,797       21,662           --           9,688       90,981
Depreciation and amortization .....      30,086       17,300        4,347        6,064           --           2,375       26,387
General and administrative ........      22,415        2,637           24        4,650           --          15,104       17,280
                                      ---------    ---------    ---------    ---------    ---------       ---------    ---------
Total expenses ....................     149,332       71,621       18,168       32,376           --          27,167      134,648
                                      ---------    ---------    ---------    ---------    ---------       ---------    ---------
Operating income ..................      96,743       59,372       23,751       22,418           --          (8,798)      94,473
Income applicable to Alexander's ..       4,676           --           --           --           --           4,676        4,458
Income from partially-owned
  entities ........................      19,228        8,365          495           (4)       3,721(6)        6,651       18,261
Interest and other investment
  income ..........................      15,874        1,897          416          714           --          12,847        4,694
Write-off of investments in
  technology companies ............     (13,561)          --           --           --           --         (13,561)          --
Interest and debt expense .........     (43,994)     (14,407)     (14,264)      (8,317)          --          (7,006)     (40,221)
Net gain on sale of real estate
  and partially-owned entities ....      12,445       12,445           --           --           --              --           --
Net gain from condemnation
  proceeding ......................       3,050           --        3,050           --           --              --           --
Minority interest .................     (28,349)     (14,734)      (4,349)      (4,125)      (2,815)         (2,326)     (24,712)
                                      ---------    ---------    ---------    ---------    ---------       ---------    ---------
Net income ........................      66,112       52,938        9,099       10,686          906          (7,517)      56,953
Minority interest .................      28,349       14,734        4,349        4,125        2,815           2,326       24,712
Net gain on sale of real estate and
  partially-owned entities ........     (12,445)     (12,445)          --           --           --              --           --
Net gain from condemnation
  proceeding ......................      (3,050)          --       (3,050)          --           --              --           --
Interest and debt expense(3) ......      67,151       24,859       14,906        8,317        6,773          12,296       62,962
Depreciation and amortization(3) ..      45,918       21,992        4,612        6,064        8,403           4,847       40,932
Straight-lining of rents(3) .......      (6,339)      (4,050)        (534)      (1,280)          --            (475)      (6,349)
Other .............................       2,997       (1,130)          --           --           69           4,058        2,707
                                      ---------    ---------    ---------    ---------    ---------       ---------    ---------
EBITDA(1) .........................   $ 188,693    $  96,898    $  29,382    $  27,912    $  18,966       $  15,535    $ 181,917
                                      =========    =========    =========    =========    =========       =========    =========









                                      -----------------------------------------------------------------
(amounts in thousands)                                   2000 (Pro Forma)
                                      -----------------------------------------------------------------
                                                                           Temperature
                                                               Merchandise  Controlled
                                       Office       Retail         Mart      Logistics         Other(2)
                                       ------       ------         ----      ---------         --------
Rentals ...........................   $  98,651    $  31,784    $  46,113    $      --       $  20,052
Expense reimbursements ............      14,194       10,404        2,649           --           1,165
Other income ......................         724          848        1,182           --           1,355
                                      ---------    ---------    ---------    ---------       ---------
Total revenues ....................     113,569       43,036       49,944           --          22,572
                                      ---------    ---------    ---------    ---------       ---------
Operating expenses ................      45,743       13,427       20,567           --          11,244
Depreciation and amortization .....      13,934        4,635        5,448           --           2,370
General and administrative ........       3,244          418        4,680           --           8,938
                                      ---------    ---------    ---------    ---------       ---------
Total expenses ....................      62,921       18,480       30,695           --          22,552
                                      ---------    ---------    ---------    ---------       ---------
Operating income ..................      50,648       24,556       19,249           --              20
Income applicable to Alexander's ..          --           --           --           --           4,458
Income from partially-owned
  entities ........................       7,403          222           --        6,942(6)        3,694
Interest and other investment
  income ..........................         260            5           52           --           4,377
Write-off of investments in
  technology companies ............          --           --           --           --              --
Interest and debt expense .........     (13,810)     (13,851)      (9,558)          --          (3,002)
Net gain on sale of real estate
  and partially-owned entities ....          --           --           --           --              --
Net gain from condemnation
  proceeding ......................          --           --           --           --              --
Minority interest .................     (11,673)      (3,938)      (2,974)      (2,892)         (3,235)
                                      ---------    ---------    ---------    ---------       ---------
Net income ........................      32,828        6,994        6,769        4,050           6,312
Minority interest .................      11,673        3,938        2,974        2,892           3,235
Net gain on sale of real estate and
  partially-owned entities ........          --           --           --           --              --
Net gain from condemnation
  proceeding ......................          --           --           --           --              --
Interest and debt expense(3) ......      22,964       14,494        9,558        7,307           8,639
Depreciation and amortization(3) ..      18,343        5,483        5,021        8,005           4,080
Straight-lining of rents(3) .......      (3,985)        (709)      (1,485)        (282)            112
Other .............................          --           --           --          294           2,413
                                      ---------    ---------    ---------    ---------       ---------
EBITDA(1) .........................   $  81,823    $  30,200    $  22,837    $  22,266       $  24,791
                                      =========    =========    =========    =========       =========


    See footnotes 1-6 on page 15.

                              VORNADO REALTY TRUST


                                                    For The Six Months Ended June 30,
                                     ----------------------------------------------------------------------------
(amounts in thousands)                                                2001
                                     ----------------------------------------------------------------------------
                                                                                        Temperature
                                                                          Merchandise   Controlled
                                      Total        Office       Retail        Mart      Logistics        Other(2)
                                      -----        ------       ------        ----      ---------        --------
Rentals .........................   $ 416,970    $ 228,120    $  59,336    $  97,123    $      --       $  32,391
Expense reimbursements ..........      66,635       34,961       22,440        7,831           --           1,403
Other income ....................       5,080        1,385        1,971        1,537           --             187
                                    ---------    ---------    ---------    ---------    ---------       ---------
Total revenues ..................     488,685      264,466       83,747      106,491           --          33,981
                                    ---------    ---------    ---------    ---------    ---------       ---------
Operating expenses ..............     197,214      107,445       29,209       42,794           --          17,766(4)
Depreciation and amortization ...      61,951       35,944        8,810       12,506           --           4,691

General and administrative ......      36,663        6,007           47        9,245           --          21,364
Costs of acquisitions not
    consummated .................       5,000           --           --           --           --           5,000
                                    ---------    ---------    ---------    ---------    ---------       ---------
Total expenses ..................     300,828      149,396       38,066       64,545           --          48,821
                                    ---------    ---------    ---------    ---------    -------         ---------
Operating income ................     187,857      115,070       45,681       41,946           --         (14,840)
Income applicable to Alexander's       16,980           --           --           --           --          16,980
Income from partially-owned
 entities .......................      43,218       17,060        2,392          109        9,669(6)       13,988
Interest and other investment
 income .........................      29,347        4,195          416        1,377           --          23,359
Write-off of investments in .....          --           --           --           --
 technology companies ...........     (18,284)          --           --           --           --         (18,284)
Interest and debt expense .......     (93,389)     (31,014)     (28,413)     (17,986)          --         (15,976)
Net gain on sale of real estate
 and partially-owned entities ...      12,445       12,445           --           --           --              --
Net gain from condemnation
  proceeding ....................       3,050           --        3,050           --           --              --
Minority interest ...............     (55,663)     (28,322)      (8,476)      (7,769)      (5,825)         (5,271)
                                    ---------    ---------    ---------    ---------    ---------       ---------
Income before cumulative effect
 of change in accounting
 principle and extraordinary item     125,561       89,434       14,650       17,677        3,844             (44)
Cumulative effect of change in
 accounting principle ...........      (4,110)          --           --           --           --          (4,110)
Extraordinary item ..............       1,170           --           --           --           --           1,170
                                    ---------    ---------    ---------    ---------    ---------       ---------
Net income ......................     122,621       89,434       14,650       17,677        3,844          (2,984)
Cumulative effect of change in
 accounting principle ...........       4,110           --           --           --           --           4,110
Extraordinary item ..............      (1,170)          --           --           --           --          (1,170)
Minority interest ...............      55,663       28,322        8,476        7,769        5,825           5,271
Net gain on sale of real estate
 and partially-owned entities ...     (12,445)     (12,445)          --           --           --              --
Net gain from condemnation
  proceeding ....................      (3,050)          --       (3,050)          --           --              --
Interest and debt expense(3) ....     140,405       52,306       29,697       17,986       13,486          26,930
Depreciation and amortization(3)       93,836       45,636        9,339       12,506       16,811           9,544
Straight-lining of rents(3) .....     (14,076)     (10,005)        (695)      (2,388)          --            (988)
Other ...........................      (7,560)      (3,220)          --           --          181          (4,521)(5)
                                    ---------    ---------    ---------    ---------    ---------       ---------
EBITDA(1) .......................   $ 378,334      190,028    $  58,417    $  53,550    $  40,147       $  36,192
                                    =========    =========    =========    =========    =========       =========












                                                            For The Six Months Ended June 30,
                                         ---------------------------------------------------------------------------
(amounts in thousands)                                                2000 (Pro Forma)
                                         ---------------------------------------------------------------------------
                                                                                          Temperature
                                                                             Merchandise  Controlled
                                         Total       Office       Retail         Mart     Logistics         Other(2)
                                         -----       ------       ------         ----     ---------         --------
Rentals .........................     $ 379,144    $ 195,679    $  63,749    $  83,985    $      --       $  35,731
Expense reimbursements ..........        55,219       26,126       21,943        5,640           --           1,510
Other income ....................         8,193        1,749        1,164        2,780           --           2,500
                                      ---------    ---------    ---------    ---------    ---------       ---------
Total revenues ..................       442,556      223,554       86,856       92,405           --          39,741
                                      ---------    ---------    ---------    ---------    ---------       ---------
Operating expenses ..............       175,939       91,884       28,159       34,892           --          21,004

Depreciation and amortization ...        51,235       27,286        8,624       10,885           --           4,440
General and administrative ......        31,708        6,008          479        8,166           --          17,055
                                      ---------    ---------    ---------    ---------    ---------       ---------
Total expenses ..................       258,882      125,178       37,262       53,943           --          42,499
                                      ---------    ---------    ---------    ---------    ---------       ---------
Operating income ................       183,674       98,376       49,594       38,462           --          (2,758)
Income applicable to Alexander's          8,565           --           --           --           --           8,565
Income from partially-owned
 entities .......................        38,114       15,128          499           --       16,340(6)        6,147
Interest and other investment
 income .........................        10,482          644            8          163           --           9,667
Write-off of investments in .....
 technology companies ...........            --           --           --           --           --              --
Interest and debt expense .......       (80,577)     (28,133)     (24,656)     (17,905)          --          (9,883)
Net gain on sale of real estate
 and partially-owned entities ...         2,560           --        2,560           --           --              --
Net gain from condemnation
  proceeding ....................            --           --           --           --           --              --
Minority interest ...............       (47,544)     (21,854)      (7,834)      (6,011)      (6,109)         (5,736)
                                      ---------    ---------    ---------    ---------    ---------       ---------
Income before cumulative effect
 of change in accounting
 principle and extraordinary item       115,274       64,161       20,171       14,709       10,231           6,002
Cumulative effect of change in
 accounting principle ...........            --           --           --           --           --              --
Extraordinary item ..............        (1,125)          --       (1,125)          --           --              --
                                      ---------    ---------    ---------    ---------    ---------       ---------
Net income ......................       114,149       64,161       19,046       14,709       10,231           6,002
Cumulative effect of change in
 accounting principle ...........         1,125           --        1,125           --           --              --
Extraordinary item ..............            --           --           --           --           --              --
Minority interest ...............        47,544       21,854        7,834        6,011        6,109           5,736
Net gain on sale of real estate
 and partially-owned entities ...        (2,560)          --       (2,560)          --           --              --
Net gain from condemnation
  proceeding ....................            --           --           --           --           --              --
Interest and debt expense(3) ....       124,622       46,152       25,954       17,905       14,037          20,574
Depreciation and amortization(3)         80,309       36,299        9,785       10,048       16,334           7,843
Straight-lining of rents(3) .....       (13,781)      (9,286)      (1,386)      (2,764)        (809)            464
Other ...........................         3,981           --           --           --          809           3,172
                                      ---------    ---------    ---------    ---------    ---------       ---------
EBITDA(1) .......................     $ 355,389    $ 159,180    $  59,798    $  45,909    $  46,711       $  43,791
                                      =========    =========    =========    =========    =========       =========
                                                                  June 30, 2001
                                  -------------------------------------------------------------------------
                                                                                      Temperature
                                                                        Merchandise   Controlled
                                    Total        Office       Retail        Mart      Logistics     Other
                                  --------     ----------   ----------   ------------ ------------   ------
Balance sheet data:
    Real estate, net ..........   $4,134,190   $2,436,196   $  621,998   $  873,666   $       --   $  202,330
    Investments and advances to
      partially-owned entities     1,279,468      353,512       29,758        6,684      480,455      409,059
    Capital expenditures
      Acquisitions ............           --           --           --           --           --          --
      Other ...................      124,182       48,488        2,641       26,621           --       46,432






                                                                          December 31, 2000
                                  ----------------------------------------------------------------------------------------
                                                                                      Temperature
                                                                        Merchandise   Controlled
                                    Total        Office       Retail        Mart      Logistics     Other
                                  --------     ----------   ----------   ------------ ------------   ------
Balance sheet data:
    Real estate, net ..........   $3,901,055   $2,388,393   $  551,183   $  862,003   $       --   $   99,476
    Investments and advances to
      partially-owned entities     1,459,211      394,089       31,660       41,670      469,613      522,179
    Capital expenditures
      Acquisitions ............      246,500      128,000           --       89,000           --       29,500
      Other ...................      200,181      106,689        7,251       37,362       28,582       20,297


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

     (2)  Other EBITDA is comprised of:

        (amounts in thousands)                                         For the Three Months                For the Six Months
                                                                           Ended June 30,                    Ended June 30,
                                                                      -------------------------         --------------------------
                                                                        2001             2000             2001              2000
                                                                      --------         --------         --------          --------
        Hotel Pennsylvania ...................................        $  6,141         $  7,634         $ 11,421 (4)      $ 11,061
        Newkirk Joint Ventures:
          Equity in income of limited partnerships ...........          12,107            9,514           26,708            19,926
          Interest and other income ..........................           1,590            2,025            3,202             3,346
        Other partially-owned entities (Alexander's and other)           4,834            3,987            9,639             8,654
        Write-off of investments in technology companies .....         (13,561)              --          (18,284)               --
        Unallocated general and administrative expenses ......          (9,187)          (8,025)         (16,720)          (13,837)
        Costs of acquisitions not consummated ................              --               --           (5,000)               --
        Investment income and other ..........................          13,611            9,656           25,226            14,641
                                                                      --------         --------         --------          --------
                 Total .......................................        $ 15,535         $ 24,791         $ 36,192          $ 43,791
                                                                      ========         ========         ========          ========

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

     (6) Net of rent not recognized of $2,340 for the three and six months ended June 30, 2001 and $2,400 for the three and six months ended June 30, 2000.

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

     OVERVIEW

     Below is a summary of net income and EBITDA(1) by segment for the three and six months ended June 30, 2001 and 2000. Prior to this year, income from the Company's preferred stock affiliates was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its preferred stock affiliates and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania, the Company's investment in the Park Laurel (including the minority interest for the 20% the Company does not own) and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated. Net income and EBITDA for the three and six months ended June 30, 2000 have been restated on a pro forma basis to reflect these entities as if consolidated as of January 1, 2000.

                                                                      Three Months Ended June 30, 2001
                                                 -----------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                       Merchandise   Controlled
                                                   Total       Office       Retail        Mart       Logistics        Other(2)
                                                 ---------    ---------    ---------    ---------    ---------       ---------
Rentals ......................................   $ 212,252    $ 114,260    $  30,232    $  50,118    $      --       $  17,642
Expense reimbursements .......................      31,543       15,920       11,145        3,858           --             620
Other income .................................       2,280          813          542          818           --             107
                                                 ---------    ---------    ---------    ---------    ---------       ---------
Total revenues ...............................     246,075      130,993       41,919       54,794           --          18,369
                                                 ---------    ---------    ---------    ---------    ---------       ---------
Operating expenses ...........................      96,831       51,684       13,797       21,662           --           9,688
Depreciation and amortization ................      30,086       17,300        4,347        6,064           --           2,375
General and administrative ...................      22,415        2,637           24        4,650           --          15,104
                                                 ---------    ---------    ---------    ---------    ---------       ---------
Total expenses ...............................     149,332       71,621       18,168       32,376           --          27,167
                                                 ---------    ---------    ---------    ---------    ---------       ---------
Operating income .............................      96,743       59,372       23,751       22,418           --          (8,798)
Income applicable to Alexander's .............       4,676           --           --           --           --           4,676
Income from partially-owned entities .........      19,228        8,365          495           (4)       3,721(4)        6,651
Interest and other investment income .........      15,874        1,897          416          714           --          12,847
Write-off of investments in technology
  companies ..................................     (13,561)          --           --           --           --         (13,561)
Interest and debt expense ....................     (43,994)     (14,407)     (14,264)      (8,317)          --          (7,006)
Net gain on sale of real estate and partially-
 owned entities ..............................      12,445       12,445           --           --           --              --
Net gain from condemnation proceeding ........       3,050           --        3,050           --           --              --
Minority interest ............................     (28,349)     (14,734)      (4,349)      (4,125)      (2,815)         (2,326)
                                                 ---------    ---------    ---------    ---------    ---------       ---------
Net income ...................................      66,112       52,938        9,099       10,686          906          (7,517)
Minority interest ............................      28,349       14,734        4,349        4,125        2,815           2,326
Net gain on sale of real estate and partially-
 owned entities ..............................     (12,445)     (12,445)          --           --           --              --
Net gain from condemnation proceeding ........      (3,050)          --       (3,050)          --           --              --
Interest and debt expense(3) .................      67,151       24,859       14,906        8,317        6,773          12,296
Depreciation and amortization(3) .............      45,918       21,992        4,612        6,064        8,403           4,847
Straight-lining of rents(3) ..................      (6,339)      (4,050)        (534)      (1,280)          --            (475)
Other ........................................       2,997       (1,130)          --           --           69           4,058(5)
                                                 ---------    ---------    ---------    ---------    ---------       ---------
EBITDA(1) ....................................   $ 188,693    $  96,898    $  29,382    $  27,912    $  18,966       $  15,535
                                                 =========    =========    =========    =========    =========       =========

                                                      Three Months Ended June 30, 2000 (Pro Forma)
                                       -----------------------------------------------------------------------------
                                                                                          Temperature
                                                                             Merchandise   Controlled
                                         Total       Office       Retail        Mart       Logistics        Other(2)
                                       ---------    ---------    ---------    ---------    ---------       ---------
Rentals ............................   $ 196,600    $  98,651    $  31,784    $  46,113    $      --       $  20,052
Expense reimbursements .............      28,412       14,194       10,404        2,649           --           1,165
Other income .......................       4,109          724          848        1,182           --           1,355
                                       ---------    ---------    ---------    ---------    ---------       ---------
Total revenues .....................     229,121      113,569       43,036       49,944           --          22,572
                                       ---------    ---------    ---------    ---------    ---------       ---------
Operating expenses .................      90,981       45,743       13,427       20,567           --          11,244
Depreciation and amortization ......      26,387       13,934        4,635        5,448           --           2,370
General and administrative .........      17,280        3,244          418        4,680           --           8,938
                                       ---------    ---------    ---------    ---------    ---------       ---------
Total expenses .....................     134,648       62,921       18,480       30,695           --          22,552
                                       ---------    ---------    ---------    ---------    ---------       ---------
Operating income ...................      94,473       50,648       24,556       19,249           --              20
Income applicable to Alexander's ...       4,458           --           --           --           --           4,458
Income from partially-owned entities      18,261        7,403          222           --        6,942(4)        3,694
Interest and other investment income       4,694          260            5           52           --           4,377
Interest and debt expense ..........     (40,221)     (13,810)     (13,851)      (9,558)          --          (3,002)
Minority interest ..................     (24,712)     (11,673)      (3,938)      (2,974)      (2,892)         (3,235)
                                       ---------    ---------    ---------    ---------    ---------       ---------
Net income .........................      56,953       32,828        6,994        6,769        4,050           6,312
Minority interest ..................      24,712       11,673        3,938        2,974        2,892           3,235
Interest and debt expense(3) .......      62,962       22,964       14,494        9,558        7,307           8,639
Depreciation and amortization(3) ...      40,932       18,343        5,483        5,021        8,005           4,080
Straight-lining of rents(3) ........      (6,349)      (3,985)        (709)      (1,485)        (282)            112
Other ..............................       2,707           --           --           --          294           2,413
                                       ---------    ---------    ---------    ---------    ---------       ---------
EBITDA(1) ..........................   $ 181,917    $  81,823    $  30,200    $  22,837    $  22,266       $  24,791
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

(2)  Other EBITDA is comprised of:

                                                               For the Three Months Ended
                                                                       June 30,
                                                               --------------------------
                                                                   2001        2000
                                                                 --------    --------
        Hotel Pennsylvania ...................................   $  6,141    $  7,634
        Newkirk Joint Ventures:
          Equity in income of limited partnerships ...........     12,107       9,514
          Interest and other income ..........................      1,590       2,025
        Other partially-owned entities (Alexander's and other)      4,834       3,987
        Write-off of investments in technology companies .....    (13,561)         --
        Unallocated general and administrative expenses ......     (9,187)     (8,025)
        Investment income and other ..........................     13,611       9,656
                                                                 --------    --------
                 Total .......................................   $ 15,535    $ 24,791
                                                                 ========    ========

(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(4) Net of rent not recognized of $2,340 in the three and six months ended June 30, 2001 and $2,400 in the three and six months ended June 30, 2000.

(5) Includes the reversal of $2,952 of expenses incurred in connection with a deferred compensation arrangement.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

      Below are the details of the changes by segment in EBITDA.


                                                                                                     Temperature
                                                                                      Merchandise    Controlled
                                             Total          Office        Retail         Mart         Logistics          Other
                                             -----          ------        ------      -----------    -----------       ---------
Three months ended June 30, 2000 ........    $181,917       $81,823       $30,200       $22,837        $22,266         $ 24,791
2001 Operations:
     Same store operations(1) ...........      10,725        10,243           695         1,600         (3,300)(3)        1,487
     Acquisitions, dispositions and
        non-recurring income and
        expenses.........................      (3,949)        4,832        (1,513)        3,475           --            (10,743)(4)
                                             --------       -------       -------       -------        -------         --------
Three months ended June 30, 2001 ........    $188,693       $96,898(2)    $29,382       $27,912        $18,966         $ 15,535
                                             ========       =======       =======       =======        =======         ========
     % increase in same
       store operations .................         5.9%         12.5%(2)       2.3%          7.0%         (14.8%)(3)         6.0%

--------------------------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2) EBITDA and the same store percentage increase was $75,998 and 15.0% for the New York City office portfolio and $20,900 and 3.7% for the CESCR portfolio.

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

      The tenant has advised the Landlord that (i) its revenue for the current quarter and six months ended June 30, 2001 from the warehouses it leases from the Landlord, is lower than last year by 1.1% and 3.3%, and (ii) its gross profit before rent at these warehouses for the corresponding periods is lower than last year by $5,971 (a 13.2% decline) and $10,183 (an 11.4% decline). These decreases are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

      Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $2,340 of income for the quarter and six months ended June 30, 2001 and $2,400 of income for the quarter and six months ended June 30, 2000. At June 30, 2001, the Company's balance of the tenant's total deferred rent is $15,806 (Does not include $1,174 applicable to the receivable arising from the straight-lining of rents which was deferred in the year ended December 31, 2000).

(4) Includes $13,561 resulting from the write-off of all of the Company's remaining equity investments in technology companies.

Revenues

      The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, and other income were $246,075 for the three months ended June 30, 2001, compared to $229,121 in the prior year's quarter, an increase of $16,954. This increase by segment resulted from:

                                      Date of                                                          Merchandise
                                    Acquisition             Total         Office        Retail            Mart          Other
                                   -------------          ---------     ----------    ---------        -----------    ---------
Property Rentals:
  Acquisitions:
     7 West 34th Street ......     November 2000            $ 3,648       $ 3,648      $    --           $  --        $    --
     33 North Dearborn Street      September 2000             1,395         --              --            1,395            --
     L.A. Mart ...............     October 2000               2,971         --              --            2,971            --
  Dispositions and other .....                               (2,419)         --         (2,419)(1)           --            --
  Leasing activity ...........                               12,908        11,961          867              577          (497)(2)
                                                            -------       -------      -------           ------       -------
  Total increase in property
     Rentals .................                               18,503        15,609       (1,552)           4,943          (497)
                                                            -------       -------      -------           ------       -------
Tenant expense reimbursements:
  Increase in tenant expense
     reimbursements due to
     acquisitions/dispositions                                1,736         1,176         (445)           1,005            --
  Other ......................                                1,395           550        1,186              204          (545)(2)
                                                            -------       -------      -------           ------       -------
Total increase in tenant
     expense reimbursements ..                                3,131         1,726          741            1,209          (545)
                                                            -------       -------      -------           ------       -------
Hotel activity ...............                               (1,913)         --           --                 --        (1,913)
Trade shows activity .........                                 (938)         --           --               (938)           --
Other income .................                               (1,829)           89         (306)            (364)       (1,248)
                                                            -------       -------      -------           ------       -------
Total increase in revenues ...                              $16,954       $17,424      $(1,117)          $4,850       $(4,203)
                                                            =======       =======      =======           ======       =======

------------------------
(1) Results primarily from Bradlees rejection of its lease at the 14th Street and Union Square property on February 9, 2001.

(2) Results primarily from the termination of the Sports Authority lease at the Hotel Pennsylvania in January 2001.


          See supplemental information on page 29 for further details.

      EXPENSES

      The Company's expenses were $149,332 for the three months ended June 30, 2001, compared to $134,648 in the prior year's quarter, an increase of $14,684. This increase by segment resulted from:

                                                                              Merchandise
                                   Total           Office        Retail          Mart         Other
                                 ---------       ----------    ---------      -----------   ---------
Operating:
    Acquisitions ...........     $  2,922         $  1,644      $   (597)     $  1,875      $   --

    Same store operations ..        2,928            4,297           967          (780)       (1,556)
                                 --------         --------      --------      --------      --------
                                    5,850            5,941           370         1,095        (1,556)
                                 --------         --------      --------      --------      --------
Depreciation and
    amortization:
    Acquisitions ...........          938              683          (241)          496          --
    Same store operations ..        2,761            2,683           (47)          120             5
                                 --------         --------      --------      --------      --------
                                    3,699            3,366          (288)          616             5
                                 --------         --------      --------      --------      --------
General and administrative:
  Appreciation in value of
    Vornado shares and other
    securities held in
    officer's deferred
    compensation trust .....        4,162              --            --            --          4,162
  Other expenses ...........          973             (607)         (394)          (30)        2,004
                                 --------         --------      --------      --------      --------
                                    5,135             (607)         (394)          (30)        6,166
                                 --------         --------      --------      --------      --------
                                 $ 14,684         $  8,700      $   (312)     $  1,681      $  4,615
                                 --------         --------      --------      --------      --------

      Income from partially-owned entities was $19,228 in the three months ended June 30, 2001, compared to $18,261 in the prior year's quarter, an increase of $967. This increase by segment resulted from:


                                                                                                   Temperature
                                                                                    Merchandise     Controlled
                                                Total        Office      Retail         Mart         Logistics       Other
                                              ---------    ----------  ----------   -----------    ------------    --------
Increase (decrease) in equity in income:
    Temperature Controlled
        Logistics ......................      $(3,221)      $  --        $  --         $  --         $(3,221)      $  --
    Charles E. Smith
      Commercial Realty L.P. ...........          239           239         --            --            --            --
    Newkirk Joint Ventures .............        2,559          --           --            --            --           2,559
    Partially-owned
      office buildings .................          531           531         --            --            --            --
    Other ..............................          859           192          273            (4)         --             398
                                              ---------    ----------  ----------   -----------    ------------    --------
                                              $   967       $   962      $   273       $    (4)      $(3,221)      $ 2,957
                                              =========    ==========  ==========   ===========    ============    ========

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $15,874 for the three months ended June 30, 2001, compared to $4,694 for the prior year's quarter, an increase of $11,180. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. (20% effective rate) on September 28, 2000.

      In the three months ended June 30, 2001, the Company recorded a charge of $13,561 resulting from the write-off of all of its remaining equity investments in technology companies due to both the deterioration of the financial condition of these companies and the lack of acceptance by the market of certain of their products and services.

      Interest and debt expense was $43,994 for the three months ended June 30, 2001, compared to $40,221 in the prior year's quarter, an increase of $3,773. This increase resulted from interest on higher average outstanding loan balances, partially offset by a $6,148 savings from a 90 basis point reduction in weighted average interest rates of variable rate debt.

      In June 2001, the Company recorded a net gain of $12,445 on the sale of its 50% interest in 570 Lexington Avenue and a net gain of $3,050 in connection with the final settlement of the 1998 condemnation of its Atlantic City Property.

      Minority interest was $28,349 for the three months ended June 30, 2001, compared to $24,712 in the prior year's quarter, an increase of $3,637. This increase is primarily due to the issuance of perpetual preferred units in connection with acquisitions.

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                                                   For The Six Months Ended June 30, 2001
                                            ----------------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                     Merchandise    Controlled
                                                Total        Office       Retail        Mart         Logistics       Other(2)
                                            -----------    ----------   ---------   -------------  -------------    ----------
Rentals................................     $   416,970    $  228,120   $  59,336     $  97,123     $     --         $  32,391
Expense reimbursements.................          66,635        34,961      22,440         7,831           --             1,403
Other income...........................           5,080         1,385       1,971         1,537           --               187
                                            -----------    ----------   ---------   -------------  -------------    ----------
Total revenues.........................         488,685       264,466      83,747       106,491           --            33,981
                                            -----------    ----------   ---------   -------------  -------------    ----------
Operating expenses.....................         197,214       107,445      29,209        42,794           --            17,766(4)
Depreciation and amortization..........          61,951        35,944       8,810        12,506           --             4,691
General and administrative.............          36,663         6,007          47         9,245           --            21,364
Costs of acquisitions not consummated..           5,000           --          --            --            --             5,000
                                            -----------    ----------   ---------   -------------  -------------    ----------
Total expenses.........................         300,828       149,396      38,066        64,545           --            48,821
                                            -----------    ----------   ---------   -------------  -------------    ----------
Operating income.......................         187,857       115,070      45,681        41,946           --           (14,840)
Income applicable to Alexander's.......          16,980           --          --            --            --            16,980
Income from partially-owned entities...          43,218        17,060       2,392           109           9,669(6)      13,988
Interest and other investment income...          29,347         4,195         416         1,377           --            23,359
Write-off of investments in technology
 companies.............................         (18,284)          --          --            --            --           (18,284)
Interest and debt expense..............         (93,389)      (31,014)    (28,413)      (17,986)          --           (15,976)
Net gain on sale of real estate and
  partially-owned entities.............          12,445        12,445         --            --            --               --
Net gain from condemnation
  proceeding...........................           3,050           --        3,050           --            --               --
Minority interest......................         (55,663)      (28,322)     (8,476)       (7,769)         (5,825)        (5,271)
                                            -----------    ----------   ---------   -------------  -------------    ----------
Income before cumulative effect of change
 in accounting principle and
 extraordinary item....................         125,561        89,434      14,650        17,677           3,844            (44)
Cumulative effect of change in accounting
 principle.............................          (4,110)          --          --            --              --          (4,110)
Extraordinary item.....................           1,170           --          --            --              --           1,170
                                            -----------    ----------   ---------   -------------  -------------    ----------
Net income.............................         122,621        89,434      14,650        17,677           3,844         (2,984)
Cumulative effect of change in accounting
 principle.............................           4,110           --          --            --              --           4,110
Extraordinary item.....................          (1,170)          --          --            --              --          (1,170)
Minority interest......................          55,663        28,322       8,476         7,769           5,825          5,271
Net gain on sale of real estate and
  partially-owned entities.............         (12,445)      (12,445)        --            --              --             --
Net gain from condemnation
  proceeding...........................          (3,050)          --       (3,050)          --              --             --
Interest and debt expense(3)...........         140,405        52,306      29,697        17,986          13,486         26,930
Depreciation and amortization(3).......          93,836        45,636       9,339        12,506          16,811          9,544
Straight-lining of rents(3)............         (14,076)      (10,005)       (695)       (2,388)            --            (988)
Other..................................          (7,560)       (3,220)        --            --              181         (4,521)(5)
                                            -----------    ----------   ---------   -------------  -------------    ----------
EBITDA(1)..............................     $   378,334    $  190,028   $  58,417     $  53,550     $    40,147      $  36,192
                                            ===========    ==========   =========   =============  =============    ==========

---------------------------
See footnotes on page 23.

                                                             For the Six Months Ended June 30, 2000 (Pro Forma)
                                            ----------------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                     Merchandise    Controlled
                                                Total        Office       Retail        Mart         Logistics       Other(2)
                                            -----------    ----------   ---------   -------------  -------------    ----------
Rentals................................     $   379,144    $  195,679   $  63,749     $   83,985    $       --       $  35,731
Expense reimbursements.................          55,219        26,126      21,943          5,640            --           1,510
Other income...........................           8,193         1,749       1,164          2,780            --           2,500
                                            -----------    ----------   ---------   -------------  -------------    ----------
Total revenues.........................         442,556       223,554      86,856         92,405            --          39,741
                                            -----------    ----------   ---------   -------------  -------------    ----------
Operating expenses.....................         175,939        91,884      28,159         34,892            --          21,004
Depreciation and amortization..........          51,235        27,286       8,624         10,885            --           4,440
General and administrative.............          31,708         6,008         479          8,166            --          17,055
                                            -----------    ----------   ---------   -------------  -------------    ----------
Total expenses.........................         258,882       125,178      37,262         53,943            --          42,499
                                            -----------    ----------   ---------   -------------  -------------    ----------
Operating income.......................         183,674        98,376      49,594         38,462            --          (2,758)
Income applicable to Alexander's.......           8,565           --          --             --             --           8,565
Income from partially-owned entities...          38,114        15,128         499            --          16,340(6)       6,147
Interest and other investment income...          10,482           644           8            163            --           9,667
Interest and debt expense..............         (80,577)      (28,133)    (24,656)       (17,905)           --          (9,883)
Net gain on sale of real estate........           2,560           --        2,560            --             --             --
Minority interest......................         (47,544)      (21,854)     (7,834)        (6,011)        (6,109)        (5,736)
                                            -----------    ----------   ---------   -------------  -------------    ----------
Income before cumulative effect of change
  in accounting principle and
  extraordinary item....................        115,274        64,161      20,171         14,709         10,231          6,002
Cumulative effect of change in accounting
  principle.............................            --            --          --             --             --             --
Extraordinary item.....................          (1,125)          --       (1,125)           --             --             --
                                            -----------    ----------   ---------   -------------  -------------    ----------
Net income.............................         114,149        64,161      19,046         14,709         10,231          6,002
Extraordinary item.....................           1,125           --        1,125            --             --             --
Cumulative effect of change in accounting
  principle..........................               --            --          --             --             --             --
Minority interest......................          47,544        21,854       7,834          6,011          6,109          5,736
Net gain on sale of real estate........          (2,560)          --       (2,560)           --             --             --
Interest and debt expense(3)...........         124,622        46,152      25,954         17,905         14,037         20,574
Depreciation and amortization(3).......          80,309        36,299       9,785         10,048         16,334          7,843
Straight-lining of rents(3)............         (13,781)       (9,286)     (1,386)        (2,764)          (809)           464
Other..................................           3,981           --          --             --             809          3,172
                                            -----------    ----------   ---------   -------------  -------------    ----------
EBITDA(1)..............................     $   355,389    $  159,180   $  59,798     $   45,909    $    46,711      $  43,791
                                            ===========    ==========   =========   =============  =============    ==========

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

                                                                                 For the Six Months Ended
                                                                                          June 30,
                                                                                ---------------------------
                                                                                   2001            2000
                                                                                -----------     -----------
                Hotel Pennsylvania.......................................       $   11,421(4)  $   11,061
                Newkirk Joint Ventures:
                  Equity in income of limited partnerships...............           26,708          19,926
                  Interest and other income..............................            3,202           3,346
                Other partially-owned entities (Alexander's and other)...            9,639           8,654
                Write-off of investments in technology companies.........          (18,284)            --
                Unallocated general and administrative expenses..........          (16,720)        (13,837)
                Costs of acquisitions not consummated....................           (5,000)            --
                Investment income and other..............................           25,226          14,641
                                                                                -----------     -----------
                    Total................................................       $   36,192      $   43,791
                                                                                ===========     ===========

(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(4)   Includes a $1,900 settlement from a tenant for rent previously reserved.
(5) Includes the reversal of $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.
(6) Net of rent not recognized of $2,340 in the three and six months ended June 30, 2001 and $2,400 in the three and six months ended June 30, 2000.

      Below are the details of the changes by segment in EBITDA.

                                                                                                    Temperature
                                                                                      Merchandise    Controlled
                                                Total        Office        Retail        Mart         Logistics         Other
                                            -----------    ----------    ---------   -------------  -------------    ----------
  Six months ended
       June 30, 2000..........              $   355,389    $  159,180    $  59,798     $   45,909    $    46,711      $  43,791
  2000 Operations:
    Same store operations(1)..                   20,600        19,833        1,394          3,241         (6,564)(3)      2,696
    Acquisitions and other....                    2,345        11,015       (2,775)         4,400            --         (10,295)(4)
                                            -----------    ----------    ---------   -------------  -------------    ----------
  Six months ended
       June 30, 2001..........              $   378,334    $  190,028(2) $  58,417     $   53,550    $    40,147      $  36,192
                                            ===========    ==========    =========   =============  =============    ==========
       % increase in same
         store operations....                       5.8%         12.5%(2)      2.3%           7.1%         (14.1%)(3)       6.2%

---------------------------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2) EBITDA and the same store percentage increase was $147,528 and 14.9% for the New York City office portfolio and $42,500 and 4.0% for the CESCR portfolio.

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

      The tenant has advised the Landlord that (i) its revenue for the current quarter and six months ended June 30, 2001 from the warehouses it leases from the Landlord, is lower than last year by 1.1% and 3.3%, and (ii) its gross profit before rent at these warehouses for the corresponding periods is lower than last year by $5,971 (a 13.2% decline) and $10,183 (an 11.4% decline). These decreases are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

      Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $2,340 of income for the quarter and six months ended June 30, 2001 and $2,400 of income for the quarter and six months ended June 30, 2000. At June 30, 2001, the Company's balance of the tenant's total deferred rent is $15,806 (Does not include $1,174 applicable to the receivable arising from the straight-lining of rents which was deferred in the year ended December 31, 2000).

(4) Includes $18,284 resulting from the write-off of all of the Company's remaining equity investments in technology companies.

     Revenues

      The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, and other income were $488,685 in the six months ended June 30, 2001, compared to $442,556 in the prior year's six months, an increase of $46,129. This increase by segment resulted from:

                                     Date of                                             Merchandise
                                  Acquisition           Total      Office      Retail       Mart         Other
                                  -----------          -------    --------    --------   ------------    -----
     >
Property Rentals:
  Acquisitions:
     7 West 34th Street .......   November 2000       $  7,296    $  7,296    $   --      $   --         $--
     33 North Dearborn Street .   September 2000         2,810        --          --         2,810        --
     L.A. Mart ................   October 2000           6,010        --          --         6,010        --
  Dispositions and other ......                         (5,475)       --        (5,475)(1)    --          --
  Leasing activity ............                         26,723      25,145       1,062       2,025      (1,509)
                                                      --------    --------    --------    --------     -------
Total increase in property
    rentals ...................                         37,364      32,441      (4,413)     10,845      (1,509)(2)
                                                      --------    --------    --------    --------     -------
Tenant expense reimbursements:
  Increase in tenant expense
     reimbursements due to
     acquisitions/dispositions                           2,463       2,019        (445)(1)     889        --
  Other .......................                          8,953       6,816         942       1,302        (107)
                                                      --------    --------    --------    --------     -------
Total increase in tenant
    expense reimbursements ....                         11,416       8,835         497       2,191        (107)
                                                      --------    --------    --------    --------     -------
Hotel activity ................                         (1,831)       --          --          --        (1,831)
Trade shows activity ..........                          2,293        --          --         2,293        --
Other income ..................                         (3,113)       (364)        807      (1,243)     (2,313)
                                                      --------    --------    --------    --------     -------
Total increase in revenues ....                       $ 46,129    $ 40,912    $ (3,109)   $ 14,086     $(5,760)
                                                      ========    ========    ========    ========     =======

----------------
(1) Results primarily from Bradlees rejection of its lease at 14th Street and Union Square on February 9, 2001 and the sale of the Company's Texas properties on March 2, 2000.

(2) Results primarily from the termination of the Sports Authority lease at the Hotel Pennsylvania in January 2001.

                    See Supplemental Information on page 29.

      Expenses

      The Company's expenses were $300,828 in the six months ended June 30, 2001 compared to $258,882 in the prior year's six months, an increase of $41,946. This increase by segment resulted from:

                                                                                                       Merchandise
                                                          Total           Office          Retail          Mart             Other
                                                        --------        ---------       ---------      ------------     ---------
Operating:
    Acquisitions ................................       $  7,322        $  3,138        $   (597)       $  4,781        $   --
    Same store operations .......................         13,953          12,423           1,647           3,121          (3,238)(1)
                                                        --------        --------        --------        --------        --------
                                                          21,275          15,561           1,050           7,902          (3,238)
                                                        --------        --------        --------        --------        --------
Depreciation and
    amortization:
    Acquisitions ................................          2,005           1,269            (241)            977            --
    Same store operations .......................          8,711           7,389             427             644             251
                                                        --------        --------        --------        --------        --------
                                                          10,716           8,658             186           1,621             251
                                                        --------        --------        --------        --------        --------
General and administrative:
Depreciation in value of Vornado's
    shares and other securities
    held in Officer's deferred
    compensation trust ..........................            302            --              --              --               302
Other expenses ..................................          4,653(2)           (1)           (432)          1,079           4,007
                                                        --------        --------        --------        --------        --------
                                                           4,955              (1)           (432)          1,079           4,309
                                                        --------        --------        --------        --------        --------
Costs of acquisitions not consumated ............          5,000            --              --              --             5,000(3)
                                                        --------        --------        --------        --------        --------
                                                        $ 41,946        $ 24,218        $    804        $ 10,602        $  6,322
                                                        ========        ========        ========        ========        ========

----------
(1)   Includes a $1,900 settlement from a tenant for rent previously reserved.

(2)   Higher payroll expenses, partially offset by lower professional fees.

(3)   Primarily associated with the World Trade Center.

      Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $16,980 in the six months ended June 30, 2001, compared to $8,565 in the prior year's six months, an increase of $8,415. This increase resulted primarily from the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.

      Income from partially-owned entities was $43,218 in the six months ended June 30, 2001, compared to $38,114 in the prior year's six months, an increase of $5,104. This increase by segment resulted from:

                                                                                                             Temperature
                                                                                              Merchandise    Controlled
                                                     Total          Office        Retai          Mart         Logistics       Other
                                                   --------      ----------     ---------    -------------   ------------    -------
Increase (decrease) in equity
    in income:
    Temperature Controlled .................       $(6,671)       $  --          $  --         $  --          $(6,671)       $  --
       Logistics
    CESCR ..................................           877            877           --            --             --             --
    Newkirk Joint Ventures .................         6,190           --             --            --             --            6,190
    Partially-owned office buildings .......         1,095          1,095           --            --             --             --
           Other ...........................         3,613            (40)         1,893           109           --            1,651
                                                   -------        -------        -------       -------        -------        -------
                                                   $ 5,104        $ 1,932        $ 1,893       $   109        $(6,671)       $ 7,841
                                                   =======        =======        =======       =======        =======        =======

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $29,347 for the six months ended June 30, 2001, compared to $10,482 in the prior year's six months, an increase of $18,865. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. (20% effective rate) on September 28, 2000.

      The Company recorded a charge of $18,284 this year resulting from the write-off of all of its remaining equity investments in technology companies due to both the deterioration of the financial condition of these companies and the lack of acceptance by the market of certain of their products and services.

      Interest and debt expense was $93,389 for the six months ended June 30, 2001, compared to $80,577 in the prior year's six months, an increase of $12,812. This increase resulted from interest on higher average outstanding loan balances, partially offset by a $8,219 savings from a 60 basis point reduction in weighted average interest rates on variable rate debt.

      In June 2001, the Company recorded a net gain of $12,445 on the sale of its 50% interest in 570 Lexington Avenue and a net gain of $3,050 in connection with the final settlement of the 1998 condemnation of its Atlantic City property.

      Minority interest was $55,663 for the six months ended June 30, 2000, compared to $47,544 in the prior year's six months, an increase of $8,119. This increase is primarily due to the issuance of perpetual preferred units.

      The Company recorded the cumulative effect of a change in accounting principle of $4,110 in the first quarter of 2001. The Company had previously marked-to-market changes in value of stock purchase warrants through accumulated other comprehensive loss. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, those changes are recognized through earnings, and accordingly, the Company has reclassed $4,110 from accumulated other comprehensive loss to the consolidated statement of income as of January 1, 2001. Future changes in value of such securities will be recorded through earnings.

      The Company recorded an extraordinary item of $1,170 in the first quarter of 2001 representing the Company's share of Alexander's extraordinary gain from early extinguishment of debt. The Company incurred an extraordinary loss of $1,125 in the first quarter of 2000 due to the write-off of unamortized financing costs in connection with the prepayment of debt.

LIQUIDITY AND CAPITAL RESOURCES

      SIX MONTHS ENDED JUNE 30, 2001

      Cash flows provided by operating activities of $192,866 was primarily comprised of (i) income of $122,621 and (ii) adjustments for non-cash items of $63,798 and (iii) the net change in operating assets and liabilities of $21,642. The adjustments for non-cash items are primarily comprised of (i) cumulative effect of change in accounting principle of $4,110, (ii) the write-off of equity investments in technology of $18,284, (iii) depreciation and amortization of $61,951 and (iv) minority interest of $55,663, partially offset by (v) the effect of straight-lining of rental income of $14,542 and (vi) equity in net income of partially-owned entities and income applicable to Alexander's of $60,198.

      Net cash used in investing activities of $59,966 was primarily comprised of (i) recurring capital expenditures of $26,490, (ii) non-recurring capital expenditures of $22,836, (iii) development and redevelopment expenditures of $74,856, (iv) investment in notes and mortgages receivable of $30,767, (v) investments in partially-owned entities of $25,221 partially offset by, (vi) distributions from partially-owned entities of $93,032 and (vii) a decrease in restricted cash arising primarily from the repayment of mortgage escrows of $27,851.

      Net cash used in financing activities of $149,969 was primarily comprised of (i) proceeds from borrowings of $118,853, partially offset by, (ii) repayments of borrowings of $111,748, (iii) dividends paid on common shares of $90,992, (iv) dividends paid on preferred shares of $17,926, and (v) distributions to minority partners of $53,710.

      Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures.

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

                                                                             New York                       Merchandise
                                                                  Total     City Office        Retail           Mart          Other
                                                                --------    -----------        ------       ------------     -------
Capital Expenditures:
  Expenditures to maintain the assets:
     Recurring ..........................................        $ 8,268        $ 4,937        $   412        $ 1,187        $ 1,732
     Non-recurring ......................................         19,732         10,523             --          3,259          5,950
                                                                 -------        -------        -------        -------        -------
                                                                  28,000         15,460            412          4,446          7,682
                                                                 -------        -------        -------        -------        -------
  Tenant improvements:
     Recurring ..........................................         18,222         15,242            265          2,715             --
     Non-recurring ......................................          3,104          3,104             --             --             --
                                                                 -------        -------        -------        -------        -------
                                                                  21,326         18,346            265          2,715             --
                                                                 -------        -------        -------        -------        -------
  Total .................................................        $49,326        $33,806        $   677        $ 7,161        $ 7,682
                                                                 =======        =======        =======        =======        =======
Leasing Commissions:
     Recurring ..........................................        $ 6,090        $ 5,710        $   195        $    48        $   137
     Non-recurring ......................................             --             --             --             --             --
                                                                 -------        -------        -------        -------        -------
                                                                 $ 6,090        $ 5,710        $   195        $    48        $   137
                                                                 =======        =======        =======        =======        =======




Development and Redevelopment:
    Expenditures: (1)
      Park Laurel (80% interest) ........................        $29,212        $    --        $    --        $    --        $29,212
      Market Square on Main Street ......................         17,597             --             --         17,597             --
      Other .............................................         28,047         14,682          1,964          1,863          9,538
                                                                 -------        -------        -------        -------        -------
                                                                 $74,856        $14,682        $ 1,964        $19,460        $38,750
                                                                 =======        =======        =======        =======        =======


----------
(1) Does not include $60,951 of Fort Lee development costs during the six months ended June 30, 2001, which were funded by a construction loan.

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

      Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                                  Debt
                                                                   Cash          Assumed         Investment
                                                                ----------     ----------     ---------------
Real Estate:
    Student Housing Complex (90% Interest)................       $   6,660     $   17,640      $      24,300
                                                                 =========     ==========      =============
Investments in Partially-Owned Entities:
    Vornado Ceruzzi Joint Venture (80% interest)..........       $  18,220     $       --      $      18,220
    Funding of Development Expenditures:
      Fort Lee............................................           8,875             --              8,875
      Park Laurel.........................................          15,587             --             15,587
    Other.................................................           2,768             --              2,768
                                                                 ---------     ----------      -------------
                                                                 $  45,450     $       --      $      45,450
                                                                 =========     ==========      =============

Capital expenditures were comprised of:

                                                                                New York                     Merchandise
                                                                   Total       City Office      Retail          Mart          Other
                                                                 -------       -----------     -------      ------------     -------
Expenditures to maintain the assets .....................        $ 8,068        $ 5,182        $   331        $ 2,195        $   360
Tenant allowances .......................................         31,672         27,080          2,497          2,095
                                                                                                                                  --
Redevelopment expenditures ..............................         24,655         13,759          1,585          9,311
                                                                                                                                  --
Corporate (primarily relocation of offices) .............          9,376             --             --             --          9,376
                                                                 -------        -------        -------        -------        -------
                                                                 $73,771        $46,021        $ 4,413        $13,601        $ 9,736
                                                                 =======        =======        =======        =======        =======


      Net cash provided by financing activities of $2,812 was primarily comprised of (i) proceeds from borrowings of $590,000, (ii) proceeds from issuance of preferred units of $195,639, partially offset by, (iii) repayments of borrowings of $619,444, (iv) dividends paid on common shares of $82,051, (v) dividends paid on preferred shares of $17,907, and (vi) distributions to minority partners of $47,144.

SUPPLEMENTAL INFORMATION

      Below are the details of the changes by segment in EBITDA for the three months ended June 30, 2001 and March 31, 2001.

                                                                                                          Temperature
                                                                                           Merchandise     Controlled
                                                  Total          Office          Retail        Mart        Logistics       Other
                                                ---------     ----------     -----------   -----------    ------------  ------------
Three months ended
    March 31, 2001 ..........................   $ 189,641     $  93,130       $  29,035    $  25,638      $  21,181     $  20,657
2001 Operations:
    Same store operations(1) ................       7,588         6,543             347        2,274(3)      (2,215)          639(3)
    Acquisitions, dispositions and
      other non-recurring income and expenses      (8,536)       (2,775)             --           --             --        (5,761)
                                                ---------     -----------     ---------    ---------      ---------     ---------
Three months ended
    June 30, 2001 ...........................   $ 188,693     $  96,898(2)    $  29,382    $  27,912      $  18,966     $  15,535
                                                =========     ===========     =========    =========      =========     =========
    % increase in same
       store operations .....................         4.0%          7.0%(2)         1.2%         8.9%         (10.5%)         3.1%

----------------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) Same store percentage increase was 8.5% for the New York City office portfolio, and 2.2% for the CESCR portfolio.
(3) Reflects seasonality of the Merchandise Mart trade show business and the Hotel Pennsylvania which is included in Other.

      The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity for space previously occupied:

                                                                 Office                         Merchandise Mart
                                                          ----------------------               ----------------------    Temperature
                                                           New York                                                       Controlled
                                                            City         CESCR     Retail       Office(1)   Showroom(1)    Logistics
                                                          ---------     --------  ---------    ----------   ----------   -----------
As of June 30, 2001:
  Square feet .......................................     14,465         4,249      11,301         2,869       5,044      17,569
  Cubic feet ........................................         --            --          --            --          --     440,200
  Number of properties ..............................         22            50          55             9           9          88
  Occupancy rate ....................................         95%           96%         92%           90%         97%         74%(5)
  Leasing Activity:
      For the quarter ended
        June 30, 2001:
          Square feet ...............................        116           108         161(3)         --          58          --
          Rent per square foot:
            Initial rent (2) ........................    $ 43.19       $ 32.55     $ 13.32            --     $ 24.28          --
            Prior escalated rent ....................    $ 31.30       $ 27.05     $ 13.22            --     $ 22.33          --
            Percentage increase .....................         38%           20%          1%           --           9%         --

      For the six months ended June 30, 2001:
          Square feet ...............................        510(4)        430         248(3)         10         162          --
          Rent per square foot:
            Initial rent (2) ........................    $ 46.93       $ 31.50     $ 15.90       $ 28.35     $ 23.37          --
            Prior escalated rent ....................    $ 31.37       $ 25.06     $ 15.16       $ 24.78     $ 20.67          --
            Percentage increase .....................         50%           26%          5%           14%         13%         --

As of March 31, 2001:
  Square feet .......................................     14,410         4,248      11,300         2,869       5,044      17,495
  Cubic feet ........................................         --            --          --            --          --     438,900
  Number of properties ..............................         22            50          55             9           9          88
  Occupancy rate ....................................         97%           98%         92%           91%         98%         73%(5)


As of December 31, 2000:
  Square feet ......................         14,396           4,248          11,293           2,869           5,044          17,495
  Cubic feet .......................             --              --              --              --              --         438,900
  Number of properties .............             22              50              55               9               9              88
  Occupancy rate ...................             96%             98%             92%             90%             98%             82%
As of June 30, 2000:
  Square feet ......................         14,200           3,782          11,960           2,739           4,317          18,073
  Cubic feet .......................             --              --              --              --              --         454,500
  Number of properties .............             22              41              56               7               7              92
  Occupancy rate ...................             97%             98%             94%             89%             99%             82%


----------------
(1) The office and showroom space is contained in the same mixed-use properties.
(2) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(3) Does not reflect the assignment to new tenants (Kohls, 83,000 square feet, and Giant Foods, 85,000 square feet) of two former Bradlees leases, which continue to be subject to the guarantee of Stop & Shop Companies, Inc., under a Master Agreement and Guaranty, dated May 1, 1992.
(4) In addition to the above, the Company leased 27,000 square feet of retail space at $221.03 per square foot.
(5) The tenant has advised the Landlord that (i) its revenue for the current quarter and six months ended June 30, 2001 from the warehouses it leases from the Landlord, is lower than last year by 1.1% and 3.3%, and (ii) its gross profit before rent at these warehouses for the corresponding periods is lower than last year by $5,971 (a 13.2% decline) and $10,183 (an 11.4% decline). These decreases are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

FUNDS FROM OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

      Funds from operations was $83,930 in the three months ended June 30, 2001, compared to $83,003 in the prior year's quarter, an increase of $927. Funds from operations was $165,837 in the six months ended June 30, 2001, compared to $163,179 in the prior year's six months, an increase of $2,658. Funds from operations for the three months ended June 30, 2001 includes a charge of $13,561 resulting from the write-off of all of the Company's remaining equity investments in technology companies. Funds from operations for the six months ended June 30, 2001, includes (i) a charge of $5,000 for the write-off of costs associated with two acquisitions which were not consummated and (ii) a charge of $18,284 resulting from the write-off of all of the Company's investments in technology companies. The following table reconciles funds from operations and net income:

                                                      For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                                      -----------------------------------      ---------------------------------
                                                          2001                  2000              2001                  2000
                                                       ----------            ----------        ----------            -----------
Net income applicable to common shares........         $   56,920            $   47,281         $ 103,756            $   94,804
Cumulative effect of a change in accounting
    principle.................................                 --                    --             4,110                    --
Extraordinary item............................                 --                    --            (1,170)                1,125
Depreciation and amortization of
    real property ............................             29,041                24,263            60,081                47,078
Straight-lining of property rentals for
    rent escalations..........................             (5,819)               (5,999)          (13,074)              (13,037)
Leasing fees received in excess of income
    recognized................................               (124)                  485              (248)                  970
Appreciation of securities held in officer's
    deferred compensation trust .............               2,952                 1,150               669                 1,490
Net gain on sale of real estate and
    partially-owned entities..................            (12,445)                   --           (12,445)               (2,560)

Net gain from condemnation proceeding.........             (3,050)                   --            (3,050)                   --
Proportionate share of adjustments to equity
    in net income of partially-owned entities
    to arrive at funds from operations:
        Depreciation and amortization of real
          property............................             15,615                16,245            31,607                32,368
        Net gain on sale of real estate
          (Alexander's Fordham Road
          property)...........................                 --                    --            (6,298)                   --
        Other.................................               (323)               (1,660)             (751)               (1,992)
Minority interest in excess of preferential
    distributions.............................             (3,780)               (4,184)           (7,716)               (7,912)
                                                       ----------            ----------         ---------            ----------
Series A preferred shares.....................             78,987                77,581           155,471               152,334
Funds from operations--diluted (1)............              4,943                 5,422            10,366                10,845
                                                       ----------            ----------         ---------            ----------
                                                       $   83,930            $   83,003         $ 165,837            $  163,179
                                                       ==========            ==========         =========            ==========

      The number of shares that should be used for determining funds from operations per share is as follows:

                                                    For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                                    -----------------------------------     ---------------------------------
                                                           2001               2000              2001               2000
                                                         -------             ------           -------            -------
Weighted average shares used for determining
    diluted income per share.................             89,602             88,746            89,501             88,078
    Series A preferred shares................              8,018              8,018             8,018              8,018
                                                          ------             ------            ------             ------
Shares used for determining diluted
    funds from operations per share (1)......             97,620             96,764            97,519             96,096
                                                          ======             ======            ======             ======


         Funds from operations does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures reported by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by NAREIT. Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified from this definition to adjust primarily for (i) the effect of straightlining of property rentals for rent escalations and leasing fee income, and (ii) the reversal of income taxes (benefit) which are considered non-recurring because of the conversion of Temperature Controlled Logistics Companies to REITs in 2000.

      Below are the cash flows provided by (used in) operating, investing and financing activities:

                                        For the Six Months Ended June 30,
                                        ----------------------------------
                                             2001                2000
                                         -----------           -----------
Operating activities...............      $   192,866           $   104,551
                                         ===========           ===========
Investing activities...............      $   (59,966)          $  (120,856)
                                         ===========           ===========
Financing activities...............      $  (149,969)          $     2,812
                                         ===========           ===========

----------
(1) Assuming all of the convertible units of the Operating Partnership were converted to shares, the minority interest in partnership earnings would not be deducted in calculating funds from operations and the shares used in calculating funds from operations per share would be increased to reflect the conversion. Funds from operations per share would not change. The following table reconciles funds from operations as shown above, to the Operating Partnership's funds from operations for the three and six months ended June 30, 2001:

                                                   For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                                   ------------------------------------    ---------------------------------
                                                          2001                2000             2001               2000
                                                     -------------      ------------       ------------       ------------
Funds from operations, as above..............         $   83,930         $   83,003         $ 165,837          $ 163,179
Addback of minority interest reflected as
 equity in the Operating Partnership.........             13,147             13,504            25,951             26,068
                                                     -------------      ------------       ------------       ------------
Operating Partnership funds from operations..         $   97,077         $   96,507         $ 191,788          $ 189,247
                                                     =============       ==========        ============       ============

      The number of shares that should be used for determining Operating Partnership funds from operations per share is as follows:

Shares used for determining diluted funds from
 operations per share, as above..............             97,620             96,764            97,519             96,096
Convertible units:
    Non-Vornado owned Class A units..........              6,628              6,284             6,628              6,284
    Class D units............................                864                877               864                877
    B-1 units................................                822                822               822                822
    B-2 units................................                411                411               411                411
    C-1 units................................                855                855               855                855
    E-1 units................................              5,680              5,680             5,680              5,680
                                                         -------            -------           -------            -------
Shares used for determining Operating Partnership
 diluted funds from operations per share.............    112,880            111,693           112,779            111,025
                                                         =======            =======           =======            =======

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

($ in thousands, except per share amounts)

                                                                 June 30, 2001                            December 31, 2000
                                             -------------------------------------------------     ---------------------------------
                                                                    Weighted      Effect of 1%                           Weighted
                                                                    Average      Change In Base                          Average
                                                Balance          Interest Rate        Rates           Balance          Interest Rate
                                             ------------        --------------  --------------     ------------       -------------
Wholly-owned debt:
       Variable rate ....................     $ 1,581,042            5.23%       $    14,575(1)      $ 1,593,751            8.00%
       Fixed rate .......................       1,152,967            7.57%                --           1,063,146            7.61%
                                              -----------                              -----         -----------
                                              $ 2,734,009            6.22%            14,575         $ 2,656,897
                                              ===========                             ------         ===========
Partially-owned debt:
       Variable rate ....................     $   144,671            6.53%             1,447         $   204,462            8.40%
       Fixed rate .......................       1,197,976            7.08%                --           1,123,926            7.54%
                                              -----------                              -----         -----------
                                              $ 1,342,647            7.02%             1,447         $ 1,328,388
                                              ===========                              -----         ===========

Minority interest .......................                                             (2,323)
                                                                                 -----------
Total decrease in the
  Company's annual net income ...........                                        $    13,699
                                                                                 ===========
     Per share-diluted ..................                                        $       .15
                                                                                 ===========

----------------
(1) Excludes the effect of a $123,500 mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties, as the proceeds are in a restricted mortgage escrow account which bears interest at the same rate as the loan.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 30, 2001, the Company held its annual meeting of shareholders. The shareholders voted, in person or by proxy, for the election of two nominees to serve on the Board of Trustees for a term of three years or until their respective successors are duly elected and qualified. The results of the voting are shown below:

      Election of Trustees:

                                                            Votes Cast
                                                             Against or
          Trustee                     Votes Cast For         Withheld
       -------------                  --------------        ----------
       David Mandelbaum                72,723,142           1,278,550
       Richard West                    72,742,477           1,259,215

         Because of the nature of the matters voted upon, there were no abstentions or broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed in the attached Exhibit Index.

  (b)    Reports on Form 8-K


         During the quarter ended June 30, 2001, Vornado Realty Trust did not file any reports on Form 8-K.

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


                                                  VORNADO REALTY TRUST
                                     ------------------------------------------
                                                     (Registrant)




Date: August 2, 2001            By:               /s/ Joseph Macnow
                                      -----------------------------------------
                                      Joseph Macnow, Executive Vice President -
                                           Finance and Administration and
                                             Chief Financial Officer

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

   3.4        --  Articles of Amendment of Declaration of Trust of Vornado,  as filed with the State  Department of
                    Assessments  and  Taxation of Maryland on November  24, 1999 -  Incorporated  by  reference  to
                    Exhibit 3.4 of  Vornado's  Registration  Statement on Form S-3 (File No.  333-36080),  filed on
                    May 2, 2000....................................................................................       *

   3.5        --  Articles of Amendment of Declaration of Trust of Vornado,  as filed with the State  Department of
                    Assessments  and  Taxation  of  Maryland  on April 20,  2000 -  Incorporated  by  reference  to
                    Exhibit 3.5  of Vornado's  Registration  Statement on Form S-3 (File No.  333-36080),  filed on
                    May 2, 2000....................................................................................       *

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

   3.9        --  Articles  Supplementary  Classifying  8.5% Series B  Cumulative  Redeemable  Preferred  Shares of
                    Beneficial  Interest,  liquidation  preference $25.00 per share, no par value - Incorporated by reference  to  Exhibit  3.3 of  Vornado's  Current  Report  on Form  8-K,  dated  March 3, 1999
                    (File No. 001-11954), filed on March 17, 1999..................................................       *

   3.10       --  Articles  Supplementary  Classifying  Vornado's  Series  C  Preferred  Shares -  Incorporated  by
                    reference to Exhibit 3.7 of Vornado's  Registration Statement on Form 8-A (File No. 001-11954),
                    filed on May 19, 1999..........................................................................       *


----------------------------------
* Incorporated by reference




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

   3.16       --  Articles  Supplementary  to  Declaration  of Trust of Vornado  Realty  Trust with  respect to the
                    Series D-7  Preferred  Shares,  dated  May 25,  2000,  as filed  with the State  Department  of
                    Assessments  and  Taxation of Maryland on June 1, 2000 -  Incorporated  by reference to Exhibit
                    3.1 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954),  filed on
                    June 16, 2000..................................................................................       *

   3.17       --  Articles  Supplementary  to  Declaration  of Trust of Vornado  Realty  Trust with  respect to the
                    Series D-8 Preferred  Shares -  Incorporated  by reference to Exhibit 3.1 of Vornado's  Current
                    Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000.....      *

   3.18       --  Amended and Restated  Bylaws of Vornado,  as amended on March 2, 2000 - Incorporated by reference to Exhibit 3.12 of Vornado's Annual Report on Form 10-K for the period ended December 31,  1999
                    (File No. 001-11954), filed on March 9, 2000....................................................      *

   3.19       --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership,  dated as of October 20,  1997 - Incorporated  by reference to Exhibit 3.4 of Vornado's  Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-11954) filed on March 31, 1998
                    (the "1997 10-K")...............................................................................      *

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


----------------------------------
* Incorporated by reference




EXHIBIT
  NO.
-------
   3.22       --  Third Amendment to Second Amended and Restated Agreement of Limited  Partnership of the Operating       *
                    Partnership,  dated as of  November  12, 1998 -  Incorporated  by  reference  to Exhibit 3.2 of
                    Vornado's  Current Report on Form 8-K, dated November 12, 1998 (File No.  001-11954),  filed on
                    November 30, 1998..............................................................................       *

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

   3.27       --  Sixth  Amendment to Second  Amended and  Restated  Agreement  of Limited  Partnership  of Vornado
                    Realty  L.P.,  dated as of March  17,  1999 -  Incorporated  by  reference  to  Exhibit  3.2 of
                    Vornado's  Current  Report  on Form 8-K,  dated May 27,  1999  (File No.  001-11954),  filed on
                    July 7, 1999...................................................................................       *

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

   3.30       --  Ninth  Amendment to Second  Amended and  Restated  Agreement  of Limited  Partnership  of Vornado
                    Realty L.P.,  dated as of May 20, 1999 - Incorporated  by reference to Exhibit 3.3 of Vornado's
                    Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954),  filed on October 25,
                    1999...........................................................................................       *

   3.31       --  Tenth  Amendment to Second  Amended and  Restated  Agreement  of Limited  Partnership  of Vornado
                    Realty L.P.,  dated as of May 20, 1999 - Incorporated  by reference to Exhibit 3.4 of Vornado's
                    Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954),  filed on October 25,
                    1999...........................................................................................       *


----------------------------------
* Incorporated by reference




EXHIBIT
  NO.
-------
   3.32       --  Eleventh  Amendment to Second  Amended and Restated  Agreement of Limited  Partnership of Vornado
                    Realty  L.P.,  dated as of November  24, 1999 -  Incorporated  by  reference  to Exhibit 3.2 of
                    Vornado's  Current Report on Form 8-K, dated November 24, 1999 (File No.  001-11954),  filed on
                    December 23, 1999..............................................................................       *

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

   3.35       --  Fourteenth  Amendment to Second Amended and Restated Agreement of Limited  Partnership of Vornado
                    Realty  L.P.,  dated as of  December  8, 2000 -  Incorporated  by  reference  to Exhibit 3.2 of
                    Vornado's  Current Report on Form 8-K, dated  December 8, 2000 (File No.  001-11954),  filed on
                    December 28, 2000..............................................................................       *

   4.1        --  Instruments  defining  the rights of security  holders  (see  Exhibits  3.1 through  3.18 of this
                    Quarterly Report on Form 10-Q).................................................................

   4.2        --  Indenture dated as of November 24,  1993 between Vornado Finance Corp. and Bankers Trust Company, as  Trustee  -  Incorporated  by  reference  to  Vornado's  current  Report  on Form 8-K  dated
                    November 24, 1993 (File No. 001-11954), filed December 1, 1993.................................       *

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

   4.7        --  Indenture  and  Servicing  Agreement,  dated as of March 1,  2000,  among  Vornado,  Lasalle Bank
                    National  Association,  ABN Amro Bank N.V. and Midland Loan Services,  Inc. -  Incorporated  by
                    reference  to  Exhibit 10.48  of  Vornado's  Annual  Report on  Form 10-K  for the period ended
                    December 31, 1999 (File No. 001-11954), filed on March 9, 2000..................................      *

----------------------------------
* Incorporated by reference