Form 10-Q
period 2001-09-30
VORNADO REALTY TRUST
filed 2001-11-01
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 41



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                     SEPTEMBER 30, 2001
                               ----------------------------------------------
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                          to
                              -------------------------    -------------------
Commission File Number:   1-11954
                        ------------------------------------------------------

                              VORNADO REALTY TRUST
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   MARYLAND                                    22-1657560
------------------------------------------------    --------------------------
   (State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                         Identification Number)


     888 SEVENTH AVENUE, NEW YORK, NEW YORK                     10019
------------------------------------------------    --------------------------
    (Address of principal executive offices)                   (Zip Code)


                                 (212) 894-7000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes   [ ] No


      As of November 1, 2001, 88,907,904 of the registrant's common shares of beneficial interest are outstanding.

                                    INDEX




                                                                                                  PAGE NUMBER
PART I.                 FINANCIAL INFORMATION:                                                    -----------

             Item 1.    Financial Statements:

                        Consolidated Balance Sheets as of
                        September 30, 2001 and December 31, 2000..................................      3

                        Consolidated Statements of Income for the Three and Nine Months Ended
                        September 30, 2001 and September 30, 2000.................................      4

                        Consolidated Statements of Cash Flows for the Nine Months Ended
                        September 30, 2001 and September 30, 2000.................................      5

                        Notes to Consolidated Financial Statements................................      6

             Item 2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................................     20

             Item 3.    Quantitative and Qualitative Disclosures About Market Risks...............     38



PART II.                OTHER INFORMATION:

             Item 1.    Legal Proceedings.........................................................     39

             Item 6.    Exhibits and Reports on Form 8-K..........................................     39

Signatures              ..........................................................................     40

Exhibit Index           .........................................................................      41


    PART I.  FINANCIAL INFORMATION
       ITEM 1.    FINANCIAL STATEMENTS

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share and per share amounts)


                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2001             2000
                                                   -----------      -----------
ASSETS

Real estate, at cost:
     Land ....................................     $   892,490      $   870,023
     Buildings and improvements ..............       3,455,990        3,328,760
     Development costs and construction-in-
         progress ............................         136,443           66,264
     Leasehold improvements and
         equipment ...........................          37,102           29,795
                                                   -----------      -----------
               Total .........................       4,522,025        4,294,842
     Less accumulated depreciation and
         amortization ........................        (487,513)        (393,787)
                                                   -----------      -----------
     Real estate, net ........................       4,034,512        3,901,055

Cash and cash equivalents, including U.S.
     government obligations under repurchase
     agreements of $6,965 and $27,793 ........         187,878          136,989
Escrow deposits and restricted cash ..........         200,650          214,359
Marketable securities ........................         111,950          120,340
Investments and advances to partially-owned
     entities, including Alexander's of
     $188,549 and $178,413 ...................       1,289,036        1,459,211
Due from officers ............................          19,092           20,549
Accounts receivable, net of allowance for
     doubtful accounts of $9,278 and $9,343 ..          62,424           47,937
Notes and mortgage loans receivable ..........         216,496          188,722
Receivable arising from the straight-lining of
     rents ...................................         134,911          111,504
Other assets .................................         272,887          169,648
                                                   -----------      -----------

TOTAL ASSETS .................................     $ 6,529,836      $ 6,370,314
                                                   ===========      ===========


                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           2001             2000
                                                        -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable .......................     $ 2,356,438      $ 2,231,897
Revolving credit facility .........................         330,000          425,000
Accounts payable and accrued expenses .............         146,832          130,464
Officers' compensation payable ....................          42,880           38,424
Deferred leasing fee income .......................           7,467            7,852
Other liabilities .................................           1,493            1,798
                                                        -----------      -----------
               Total liabilities ..................       2,885,110        2,835,435
                                                        -----------      -----------
Minority interest of unitholders in the
    Operating Partnership .........................       1,468,170        1,456,159
                                                        -----------      -----------
Commitments and contingencies
Shareholders' equity:
      Preferred shares of beneficial interest:
           no par value per share; authorized,
           45,000,000 shares;
           Series A:  liquidation preference $50.00
             per share; issued 5,727,952 and
             5,788,855 shares .....................         286,401          288,507
           Series B:  liquidation preference $25.00
             per share; issued 3,400,000 shares ...          81,805           81,805
           Series C:  liquidation preference $25.00
             per share; issued 4,600,000 shares ...         111,148          111,148
      Common shares of beneficial interest:
           $.04 par value per share; authorized,
               150,000,000 shares; issued and
               outstanding 88,896,330 and
               86,803,770 shares ..................           3,556            3,472
      Additional capital ..........................       1,774,679        1,709,284
      Accumulated deficit .........................         (62,369)         (90,366)
                                                        -----------      -----------
                                                          2,195,220        2,103,850
      Accumulated other comprehensive loss ........         (13,960)         (20,426)
      Due from officers for purchase of common
           shares of beneficial interest ..........          (4,704)          (4,704)
                                                        -----------      -----------
                Total shareholders' equity ........       2,176,556        2,078,720
                                                        -----------      -----------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY ........................     $ 6,529,836      $ 6,370,314
                                                        ===========      ===========

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per share amounts)


                                                                       FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                     ------------------------      ------------------------
                                                                        2001          2000           2001           2000
                                                                     ---------      ---------      ---------      ---------
  Revenues:
    Rentals ....................................................     $ 211,541      $ 178,617      $ 628,511      $ 514,626
    Expense reimbursements .....................................        36,216         34,083        102,851         89,303
    Other income (including fee income
       from related parties of $250 and $637 in each three month
       period and $1,134 and $1,304 in each nine month period) .         2,508          2,795          7,588          5,310
                                                                     ---------      ---------      ---------      ---------
  Total revenues ...............................................       250,265        215,495        738,950        609,239
                                                                     ---------      ---------      ---------      ---------

  Expenses:
    Operating ..................................................       102,222         82,700        299,436        233,371
    Depreciation and amortization ..............................        29,275         25,026         91,226         72,966
    General and administrative .................................        15,043         13,304         51,706         34,271
    Costs of acquisitions not consummated ......................            --             --          5,000             --
                                                                     ---------      ---------      ---------      ---------
  Total expenses ...............................................       146,540        121,030        447,368        340,608
                                                                     ---------      ---------      ---------      ---------

  Operating income .............................................       103,725         94,465        291,582        268,631

  Income applicable to Alexander's .............................         4,442          2,516         21,422         11,081

  Income from partially-owned entities .........................        18,856         25,758         62,074         71,269

  Interest and other investment income .........................        14,584          7,571         43,931         18,269

  Interest and debt expense ....................................       (43,054)       (42,558)      (136,443)      (121,240)

  Net gain on disposition of wholly-owned and
    partially-owned assets .....................................         6,495          8,405          3,706         10,965

  Minority interest:
    Perpetual preferred unit distributions .....................       (17,594)       (17,140)       (52,245)       (44,949)

    Minority limited partnership earnings ......................        (9,951)       (10,494)       (30,195)       (29,163)

    Partially-owned entities ...................................          (723)          (404)        (1,491)        (1,470)
                                                                     ---------      ---------      ---------      ---------
  Income before cumulative effect of change in accounting
    principle and extraordinary item ...........................        76,780         68,119        202,341        183,393
  Cumulative effect of change in accounting principle ..........            --             --         (4,110)            --
  Extraordinary item ...........................................            --             --          1,170         (1,125)
                                                                     ---------      ---------      ---------      ---------
  Net income ...................................................        76,780         68,119        199,401        182,268
  Preferred stock dividends (including accretion of issuance expenses of $0 and $719 in each three month period
    and $958 and $2,156 in each nine month period) .............        (8,904)        (9,672)       (27,769)       (29,017)
                                                                     ---------      ---------      ---------      ---------
  NET INCOME applicable to common shares .......................     $  67,876      $  58,447      $ 171,632      $ 153,251
                                                                     =========      =========      =========      =========

  NET INCOME PER COMMON SHARE - BASIC ..........................     $     .76      $     .68      $    1.96      $    1.77
                                                                     =========      =========      =========      =========

  NET INCOME PER COMMON SHARE - DILUTED ........................     $     .74      $     .65      $    1.90      $    1.73
                                                                     =========      =========      =========      =========

  DIVIDENDS PER COMMON SHARE ...................................     $     .59      $     .48      $    1.65      $    1.44
                                                                     =========      =========      =========      =========


                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)


                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ---------------------------------------
                                                                                2001              2000
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .........................................................     $   199,401      $   182,268
    Adjustments to reconcile net income to net
       cash provided by operations:
         Cumulative effect of change in accounting principle ...........           4,110               --
         Extraordinary item ............................................          (1,170)           1,125
         Minority interest .............................................          83,931           75,582
         Net gain on disposition of wholly-owned and
           partially-owned assets ......................................          (3,706)         (10,965)
         Depreciation and amortization .................................          91,226           72,966
         Straight-lining of rental income ..............................         (23,987)         (25,368)
         Equity in income of Alexander's ...............................         (21,422)           1,467
         Equity in income of partially-owned entities ..................         (62,074)         (74,447)
         Changes in operating assets and liabilities ...................          (5,074)         (77,480)
                                                                             -----------      -----------
    Net cash provided by operating activities ..........................         261,235          145,148
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development costs and construction in progress .....................         (68,152)         (34,293)
    Proceeds from sale of real estate ..................................         146,197           46,832
    Investments in partially-owned entities ............................         (68,145)         (74,694)
    Distributions from partially-owned entities ........................         102,404           14,870
    Investment in notes and mortgage loans receivable ..................         (36,831)        (142,251)
    Repayment of notes and mortgage loans receivable ...................           9,057            4,222
    Cash restricted for tenant improvements ............................          13,709         (183,379)
    Additions to real estate ...........................................         (63,687)         (72,286)
    Purchases of marketable securities .................................          (9,657)         (25,861)
    Acquisitions of real estate and other ..............................         (11,574)         (27,360)
    Proceeds from sale of marketable securities ........................           1,640               --
    Real estate deposits and other .....................................           2,764           (9,225)
                                                                             -----------      -----------
    Net cash provided by (used in) investing activities ................          17,725         (503,425)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings ...........................................         347,853        1,048,036
    Repayments of borrowings ...........................................        (388,319)        (629,891)
    Debt issuance costs ................................................              --          (18,319)
    Proceeds from issuance of preferred units ..........................          52,673          195,847
    Distributions to minority partners .................................         (79,452)         (53,548)
    Dividends paid on common shares ....................................        (143,544)        (124,501)
    Dividends paid on preferred shares .................................         (26,811)         (17,907)
    Exercise of stock options ..........................................           9,529           10,214
                                                                             -----------      -----------
    Net cash (used in) provided by financing activities ................        (228,071)         409,931
                                                                             -----------      -----------

    Net increase in cash and cash equivalents ..........................          50,889           51,654
    Cash and cash equivalents at beginning of period ...................         136,989          112,630
                                                                             -----------      -----------

    Cash and cash equivalents at end of period .........................     $   187,878      $   164,284
                                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of $9,495
       in 2001 and $5,646 in 2000) .....................................     $   133,051      $   120,045
                                                                             ===========      ===========

NON-CASH TRANSACTIONS:
    Financing assumed in acquisitions ..................................     $        --      $    36,640
    Unrealized gain on securities available for sale ...................           2,356           14,680



                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

      Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at September 30, 2001. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of September 30, 2001, the consolidated statements of income for the three and nine months ended September 30, 2001 and 2000 and the consolidated statements of changes in cash flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vornado's annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

      The accompanying consolidated financial statements include the accounts of Vornado Realty Trust and its majority-owned subsidiary, Vornado Realty L.P., as well as equity interests acquired that individually (or in the aggregate with prior interests) exceed a 50% interest and the Company exercises unilateral control. All significant intercompany amounts have been eliminated. Equity interests in partially-owned entities include partnerships and joint ventures and are accounted for under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. Prior to January 1, 2001, the Company's equity interests in partially-owned entities also included investments in preferred stock affiliates (corporations in which the Company owned all of the preferred stock and none of the common equity). Ownership of the preferred stock entitled the Company to substantially all of the economic benefits in the preferred stock affiliates. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates, which was owned by Officers and Trustees of Vornado, and converted them to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated beginning January 1, 2001.

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

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's investment securities include stock purchase warrants received from companies that provide fiber-optic network and broadband access to the Company's Office division tenants. Statement 133 requires these warrants to be marked-to-market at each reporting period with the change in value recognized currently in earnings. The Company has previously marked-to-market changes in value through accumulated other comprehensive loss. Under Statement 133, those changes are recognized through earnings, and accordingly, the Company has reclassed $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as of January 1, 2001. Future changes in value of such securities will be recorded through earnings.

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

      In August 2001, FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (effective January 1, 2003) and SFAS No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supercedes current accounting literature and now provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of an entity. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143 and 144.

4.    ACQUISITIONS, DISPOSITIONS AND FINANCINGS

ACQUISITIONS

      CHARLES E. SMITH COMMERCIAL REALTY L.P.

      Vornado currently owns a 34% interest in Charles E. Smith Commercial Realty L.P. ("CESCR"). On October 19, 2001, the Company entered into a definitive agreement to acquire the remaining 66% of CESCR. See Note 14 - Subsequent Events for details of this pending acquisition.

DISPOSITIONS

      NET GAIN ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS

      The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets for the three and nine months ended September 30, 2001 and 2000:


















                                                        For the Three Months                For the Nine Months
                                                        Ended September 30,                 Ended September 30,
                                                   ------------------------------     ------------------------------
                                                       2001              2000             2001              2000
                                                   ------------      ------------     ------------      ------------
Wholly-owned Assets:
Net gain from condemnation proceedings .......     $         --      $         --     $  3,050,000      $         --
Write-off of investments in technology
  companies ..................................               --                --      (18,284,000)               --
Net gain on sale of other real estate ........               --         8,405,000               --        10,965,000

Partially-owned Assets:
After-tax net gain on sale of Park Laurel
  condominium units ..........................       13,869,000                --       13,869,000                --
Write-off of net investment in the Russian Tea
  Room ("RTR") ...............................       (7,374,000)               --       (7,374,000)               --
Net gain on sale of 570 Lexington Avenue .....               --                --       12,445,000                --
                                                   ------------      ------------     ------------      ------------
                                                   $  6,495,000      $  8,405,000     $  3,706,000      $ 10,965,000
                                                   ============      ============     ============      ============

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      PARK LAUREL CONDOMINIUM PROJECT

      In the third quarter of 2001, the Park Laurel joint venture (the "JV") (80% owned by the Company) closed on the sale of 48 condominium units of the total 53 units at the Park Laurel residential condominium project in New York. The JV received proceeds of $123,700,000 and the Company recorded its share of the after tax net gain of $13,869,000.

      570 LEXINGTON AVENUE

      On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000,000, resulting in a gain of $12,445,000.

      550/600 MAMARONECK AVENUE

      On August 6, 2001, the Company sold its leasehold interest in 550/600 Mamaroneck Avenue for $22,500,000, which approximated its net book value.

      NET GAIN FROM CONDEMNATION PROCEEDING

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

      WRITE-OFF INVESTMENTS IN TECHNOLOGY COMPANIES

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

      WRITE-OFF OF NET INVESTMENT IN RTR

      In the third quarter of 2001, the Company wrote-off its entire net investment of $7,374,000 in RTR based on the operating losses and an assessment of the value of the real estate.

FINANCINGS

      888 SEVENTH AVENUE

      On January 11, 2001, the Company completed a $105,000,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.6% and matures on February 11, 2006. A portion of the proceeds received were used to repay the then existing mortgage of $55,000,000.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      INDUSTRIAL WAREHOUSES

      On September 20, 2001, the Company completed a $50,000,000 mortgage financing, cross-collateralized by its eight industrial warehouse properties. The loan bears interest at a fixed rate of 6.95% per annum and matures on October 1, 2011.

      OFFERING OF PREFERRED UNITS

      On September 21, 2001, the Company sold an aggregate of $45,000,000 8.25% Series D-9 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $43,875,000. The perpetual preferred units may be called without penalty at the option of the Company commencing on September 21, 2006.

      WASHINGTON DESIGN CENTER

      On October 16, 2001, the Company completed a $49,000,000 refinancing of its Washington Design Center property. The loan bears interest at a fixed rate of 6.95% and matures on October 16, 2011. A portion of the proceeds received were used to repay the then existing mortgage of $23,000,000.

5.    INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

      The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:


      INVESTMENTS AND ADVANCES

      (amounts in thousands)                         September 30, 2001   December 31, 2000
                                                     ------------------   -----------------
Temperature Controlled Logistics ...................     $  484,058         $  469,613
Charles E. Smith Commercial Realty L.P. ("CESCR")(1)        331,638            325,328
Alexander's ........................................        188,549            178,413
Newkirk Joint Ventures (2) .........................        185,669            163,157
Hotel Pennsylvania (3) .............................             --             73,531
Partially-Owned Office Buildings (4) ...............         23,339             61,002
Vornado Ceruzzi Joint Ventures .....................         26,837             28,847
Fort Lee ...........................................         32,860             28,208
Park Laurel ........................................          2,576             70,007
Management Companies and Other (5) .................         13,510             61,105
                                                         ----------         ----------
                                                         $1,289,036         $1,459,211
                                                         ==========         ==========

----------
      (1) Vornado currently owns a 34% interest in CESCR. On October 19, 2001, the Company entered into a definitive agreement to acquire the remaining 66% of CESCR. See Note 14 - Subsequent Events for details of this pending acquisition.

      (2) The Company's investment in and advances to Newkirk Joint Ventures is comprised of


                                                  September 30, 2001     December 31, 2000
                                                  ------------------     -----------------
               Investments in limited partnerships   $    139,242           $    116,730
               Mortgages and loans receivable              39,511                 39,511
               Other                                        6,916                  6,916
                                                     ------------           ------------
                                                     $    185,669           $    163,157
                                                     ============           ============

      (3) As of December 31, 2000, the Company owned 98% of the hotel portion which was owned through a preferred stock affiliate. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliate and converted it to a taxable REIT subsidiary. Accordingly, the hotel portion is consolidated in 2001.

      (4) Represents the Company's interests in 330 Madison Avenue (24.8%), and 570 Lexington Avenue (50%). On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000, resulting in a gain of $12,445 which is not included in income in the table above.

      (5) On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates and converted them to taxable REIT subsidiaries. Accordingly, the management companies are consolidated in 2001.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     INCOME
                                                       For The Three Months         For The Nine Months
                                                        Ended September 30,         Ended September 30,
              (amounts in thousands)                   ---------------------      ------------------------
                                                         2001         2000          2001            2000
                                                       --------     --------      --------        --------
      Income applicable to Alexander's:
        33.1% share of equity in income (loss) ...     $    592     $ (1,945)     $  8,283(1)     $ (1,467)
        Interest income ..........................        2,659        3,251         9,021           8,930
        Management and leasing fee income ........        1,191        1,210         4,118(1)        3,618
                                                       --------     --------      --------        --------
                                                       $  4,442     $  2,516      $ 21,422        $ 11,081
                                                       ========     ========      ========        ========
      Temperature Controlled Logistics:
        60% share of equity in net income ........     $  1,838     $  6,964      $  8,768        $ 20,624
        Management fee (40% of 1% per annum of
           Total Combined Assets, as defined) ....        1,402        1,380         4,141           4,060
                                                       --------     --------      --------        --------
                                                          3,240        8,344        12,909          24,684
                                                       --------     --------      --------        --------

      CESCR-34% share of equity in income ........        7,218        5,630        21,413          18,948
                                                       --------     --------      --------        --------

      Newkirk Joint Ventures:
          Equity in income of limited partnerships        6,635        6,139        19,738          12,531
          Interest and other income ..............        1,273        2,548         4,098           5,894
                                                       --------     --------      --------        --------
                                                          7,908        8,687        23,836          18,425
                                                       --------     --------      --------        --------

      Hotel Pennsylvania .........................           --(2)     1,911            --(2)        5,218
      Partially-Owned Office Buildings (3) .......          377          850         3,150           2,528
      Management Companies and Other .............          113          336           766           1,466
                                                       --------     --------      --------        --------
                                                       $ 18,856     $ 25,758      $ 62,074        $ 71,269
                                                       ========     ========      ========        ========

----------

(1) Equity in income includes $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001 and excludes $1,170 representing the Company's share of Alexander's extraordinary gain on the early extinguishment of debt on this property which is reflected as an extraordinary item on the consolidated statements of income. Management and leasing fee income include a fee of $520 paid to the Company in connection with the sale.
(2) As of December 31, 2000, the Company owned 98% of the hotel portion which was owned through a preferred stock affiliate. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliate and converted it to a taxable REIT subsidiary. Accordingly, the hotel portion is consolidated in 2001.
(3) Represents the Company's interests in 330 Madison Avenue (24.8%), and 570 Lexington Avenue (50%). On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000, resulting in a gain of $12,445 which is not included in income in the table above.

                              VORNADO REALTY TRUST

      TEMPERATURE CONTROLLED LOGISTICS

On February 22, 2001, the Vornado/Crescent Partnerships ("Landlord") restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000,000 (the same amount recognized as rental income in 2000's Funds from Operations), (ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      The tenant has advised the Landlord that (i) its revenue for the current quarter and nine months ended September 30, 2001 from the warehouses it leases from the Landlord, is lower than last year by 6.5% and 4.4%, and (ii) its gross profit before rent at these warehouses for the corresponding periods is lower than last year by $8,445,000 (an 18.5% decline) and $18,628,000 (a 13.8%
decline). These decreases are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

      Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize income of $5,311,000 and $7,651,000 for the quarter and nine months ended September 30, 2001 and income of $2,880,000 and $5,280,000 for the quarter and nine months ended September 30, 2000. At September 30, 2001, the Company's balance of the tenant's total deferred rent is $21,123,000 (Does not include $1,174,000 applicable to the receivable arising from the straight-lining of rents which was deferred in the year ended December 31, 2000).

      ALEXANDER'S

      Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

      At September 30, 2001, the Company has loans receivable from Alexander's of $119,000,000, including $24,000,000 under the $50,000,000 line of credit the
Company granted to Alexander's on August 1, 2000. On March 15, 2001, the interest rate on these loans was reset from 15.72% to 13.74%, using the same spread to treasuries as previously used.

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

      On August 1, 2001, the Company purchased 100 shares of preferred stock of 59th Street Corporation (a wholly-owned subsidiary of Alexander's) for $1,200,000 in connection with tax planning for the development of Alexander's Lexington Avenue property. The non-convertible preferred stock is redeemable at any time at the option of 59th Street Corporation and entitles the Company to cumulative 10% dividends payable semi-annually.

      On October 5, 2001, Alexander's entered into a ground lease for its Paramus, N.J. property with IKEA Property, Inc. The lease has a 40-year term with an option to purchase at the end of the 20th year for $75,000,000. Further, Alexander's has obtained a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The interest rate on the debt is 5.92% with interest payable monthly until maturity in October, 2011. The triple net rent for each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the 20th year, the triple net rent for the last 20 years must include debt service sufficient to fully amortize the $68,000,000 over the remaining 20 year lease period.

                              VORNADO REALTY TRUST

6.    NOTES AND MORTGAGES RECEIVABLE

      LOAN TO PRIMESTONE INVESTMENT PARTNERS, L.P.

      Primestone Investment Partners, L.P. has defaulted on the repayment of its loan from the Company which was due on October 25, 2001. The principal amount of the loan is $62,000,000 and there is $3,958,000 of unpaid interest and fees. The loan is secured by 7,944,893 partnership units in Prime Group
Realty L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and is exchangeable into the same number of shares of PGE. It is also guaranteed by affiliates of the borrower. The loan was subordinate to $37,957,000 of third party indebtedness secured by the same collateral. On October 31, 2001, the Company purchased the $37,957,000 of third party indebtedness and has commenced foreclosure proceedings with respect to the collateral.

      LOAN TO NORTHSTAR PARTNERSHIP L.P.

      On October 30, 2001, NorthStar Partnership, L.P. made a quarterly principal payment of $2,500,000 that was due on September 28, 2001.

7.    OTHER RELATED PARTY TRANSACTIONS

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $249,934 and $476,956 for the three months ended September 30, 2001 and 2000, and $1,133,600 and $864,358 for the nine months ended September 30, 2001 and 2000.

      The Mendik Group owns an entity, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $12,381,173 and $11,443,115 for the three months ended September 30, 2001 and 2000, and $38,005,878 and $34,861,578 for the nine months ended September 30, 2001 and 2000.

                              VORNADO REALTY TRUST

8.    MINORITY INTEREST

      The minority interest represents limited partners', other than the Company, interests in the Operating Partnership and is comprised of:

                                                                                            Preferred or
                                                  Outstanding Units at          Per Unit       Annual         Conversion
                                              September 30,    December 31,   Liquidation   Distribution      Rate Into
    Unit Series                                   2001             2000        Preference       Rate        Class A Units
    -----------                               -------------    ------------   -----------   ------------    -------------
    Common:
        Class A (1)......................       5,848,023        6,456,749           --       $ 2.36             N/A

        Class D..........................              --          869,387           --       $ 2.36              1.0 (2)

    Convertible Preferred:
        5.0% B-1 Convertible Preferred...         899,566          899,566     $   50.00      $ 2.50             .914

        8.0% B-2 Convertible Preferred...         449,783          449,783     $   50.00      $ 4.00             .914

        6.5% C-1 Convertible Preferred...
                                                  747,912          747,912     $   50.00      $ 3.25           1.1431
        6.5% E-1 Convertible Preferred...
                                                4,998,000        4,998,000     $   50.00      $ 3.25 (3)       1.1364
    Perpetual Preferred: (4)
        8.5% D-1 Cumulative
          Redeemable Preferred...........       3,500,000        3,500,000     $   25.00      $ 2.125             N/A
        8.375% D-2 Cumulative Redeemable
          Preferred......................         549,336          549,336     $   50.00      $ 4.1875            N/A
        8.25% D-3 Cumulative Redeemable
          Preferred......................       8,000,000        8,000,000     $   25.00      $ 2.0625            N/A
        8.25% D-4 Cumulative Redeemable
          Preferred......................       5,000,000        5,000,000     $   25.00      $ 2.0625            N/A
        8.25% D-5 Cumulative Redeemable
          Preferred......................       7,480,000        7,480,000     $   25.00      $ 2.0625            N/A
        8.25% D-6 Cumulative Redeemable
          Preferred......................         840,000          840,000     $   25.00      $ 2.0625            N/A
        8.25% D-7 Cumulative Redeemable
          Preferred......................       7,200,000        7,200,000     $   25.00      $ 2.0625            N/A
        8.25% D-8 Cumulative Redeemable
          Preferred......................         360,000          360,000     $   25.00      $ 2.0625            N/A
        8.25% D-9 Cumulative Redeemable
          Preferred......................       1,800,000               --     $   25.00      $ 2.0625            N/A
        8.25% F-1 Cumulative
          Redeemable Preferred (5).......         400,000               --     $   25.00      $ 2.0625            N/A

----------
(1) Class A units are redeemable at the option of the holder for common shares of beneficial interest in Vornado, on a one-for-one basis, or at the Company's option for cash.
(2) Class D units automatically converted into Class A units in the third quarter of 2001. Prior to the conversion, the Class D unitholders participated in distributions at an annual rate of $2.12, then parri passu with the Class A units.
(3)      Increases to $3.38 in March 2007.
(4) Convertible at the option of the holder for an equivalent amount of the Company's preferred shares and redeemable at the Company's option after the 5th anniversary of the date of issuance (ranging from December 1998 to September 2001).
(5) Issued in connection with the acquisition of a leasehold interest at 715 Lexington Avenue.

                              VORNADO REALTY TRUST

9.    INCOME PER SHARE


      The following table sets forth the computation of basic and diluted income per share:

                                                         For The Three Months      For The Nine Months
                                                         Ended September 30,       Ended September 30,
                                                        ----------------------    ----------------------
                                                          2001         2000         2001         2000
                                                        ---------    ---------    ---------    ---------
(amounts in thousands except per share amounts)

Numerator:
    Income before cumulative effect of change in
      accounting principle and extraordinary item ...   $  76,780    $  68,119    $ 202,341    $ 183,393
    Cumulative effect of change in accounting
      principle .....................................        --           --         (4,110)        --
    Extraordinary item ..............................        --           --          1,170       (1,125)
                                                        ---------    ---------    ---------    ---------
    Net income ......................................      76,780       68,119      199,401      182,268
    Preferred stock dividends .......................      (8,904)      (9,672)     (27,769)     (29,017)
                                                        ---------    ---------    ---------    ---------

Numerator for basic and diluted income per
    share - net income applicable to common shares ..   $  67,876    $  58,447    $ 171,632    $ 153,251
                                                        =========    =========    =========    =========

Denominator:
    Denominator for basic income per share - weighted
      average shares ................................      88,783       86,584       87,511       86,455
    Effect of dilutive securities:
      Employee stock options ........................       3,276        3,129        2,844        2,168
                                                        ---------    ---------    ---------    ---------

    Denominator for diluted income per share -
      adjusted weighted average shares and
      assumed conversions ...........................      92,059       89,713       90,355       88,623
                                                        =========    =========    =========    =========

INCOME PER COMMON SHARE - BASIC:
      Income before cumulative effect of change in
        accounting principle and extraordinary item .   $     .76    $     .68    $    2.00    $    1.78
      Cumulative effect of change in accounting
        principle ...................................        --           --           (.05)        --
      Extraordinary item ............................        --           --            .01         (.01)
                                                        ---------    ---------    ---------    ---------
      Net income per common share ...................   $     .76    $     .68    $    1.96    $    1.77
                                                        =========    =========    =========    =========

INCOME PER COMMON SHARE - DILUTED:
      Income before cumulative effect of change in
        accounting principle and extraordinary item .   $     .74    $     .65    $    1.94    $    1.74
      Cumulative effect of change in accounting
         principle ..................................        --           --           (.05)        --
      Extraordinary item ............................        --           --            .01         (.01)
                                                        ---------    ---------    ---------    ---------
      Net income per common share ...................   $     .74    $     .65    $    1.90    $    1.73
                                                        =========    =========    =========    =========

                              VORNADO REALTY TRUST

10.   COMPREHENSIVE INCOME

      The following table sets forth the Company's comprehensive income:

(amounts in thousands)                              For The Three Months         For The Nine Months
                                                    Ended September 30,          Ended September 30,
                                                   ----------------------       ---------------------
                                                     2001         2000            2001        2000
                                                   ---------    ---------       ---------   ---------
Net income applicable to common shares .........   $  67,876    $  58,447       $ 171,632   $ 153,251

Adjustment to record cumulative effect of change
    in accounting principle ....................        --           --             4,110        --
Other comprehensive (loss) income ..............      (6,694)     (13,001)(1)       2,356     (15,257)(1)
                                                   ---------    ---------       ---------   ---------

Comprehensive income ...........................   $  61,182    $  45,446       $ 178,098   $ 137,994
                                                   =========    =========       =========   =========

----------
(1) Primarily reflects the fluctuations in the market value of Vornado's investments in companies that provide fiber-optic networks and broadband access to the Company's Office division tenants.

11.   COSTS OF ACQUISITIONS NOT CONSUMMATED

      The Company was unable to reach a final agreement with the Port Authority of NY & NJ to conclude a net lease of the World Trade Center. In the three months ended March 31, 2001, the Company wrote-off costs of $5,000,000 primarily associated with this acquisition not consummated.

12.   COMMITMENTS AND CONTINGENCIES

      At September 30, 2001, in addition to the $330,000,000 outstanding under the Company's revolving credit facility, the Company had utilized $83,343,000 of availability under the facility for letters of credit and guarantees.

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

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.   SEGMENT INFORMATION

      The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics. Prior to this year, income from the Company's preferred stock affiliates was included in Income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its preferred stock affiliates and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated effective January 1, 2001. Amounts for the three and nine months ended September 30, 2000 have been prepared on a pro forma basis to reflect these entities as if consolidated as of January 1, 2000.

(amounts in thousands)                                 For the Three Months Ended September 30, 2001
                                       -----------------------------------------------------------------------------
                                                                                           Temperature
                                                                              Merchandise   Controlled
                                         Total       Office       Retail         Mart       Logistics       Other(2)
                                       ---------    ---------    ---------    -----------  -----------     ---------
Rentals ............................   $ 211,541    $ 117,455    $  30,501    $  48,394    $    --         $  15,191
Expense reimbursements .............      36,216       21,548       11,417        2,335         --               916
Other income .......................       2,508          977          562          905         --                64
                                       ---------    ---------    ---------    ---------    ---------       ---------
Total revenues .....................     250,265      139,980       42,480       51,634         --            16,171
                                       ---------    ---------    ---------    ---------    ---------       ---------
Operating expenses .................     102,222       57,410       14,352       19,633         --            10,827
Depreciation and amortization ......      29,275       16,851        4,259        5,750         --             2,415
General and administrative .........      15,043        2,857          325        4,041         --             7,820
                                       ---------    ---------    ---------    ---------    ---------       ---------
Total expenses .....................     146,540       77,118       18,936       29,424         --            21,062
                                       ---------    ---------    ---------    ---------    ---------       ---------
Operating income ...................     103,725       62,862       23,544       22,210         --            (4,891)
Income applicable to Alexander's ...       4,442         --           --           --           --             4,442
Income from partially-owned entities      18,856        7,629          617          110        3,240(7)        7,260
Interest and other investment income      14,584        1,571          104          400         --            12,509
Interest and debt expense ..........     (43,054)     (13,049)     (13,016)      (7,880)        --            (9,109)
Net gain on disposition of wholly-
  owned and partially-owned assets .       6,495         --           --           --           --             6,495
Minority interest ..................     (28,268)     (13,613)      (3,910)      (3,641)      (2,469)         (4,635)
                                       ---------    ---------    ---------    ---------    ---------       ---------
Net income .........................      76,780       45,400        7,339       11,199          771          12,071
Minority interest ..................      28,268       13,613        3,910        3,641        2,469           4,635
Net gain on disposition of wholly-
  owned and partially-owned assets .        --           --           --           --           --              --
Interest and debt expense(4) .......      65,772       22,960       13,680        7,880        6,712          14,540
Depreciation and amortization(4) ...      42,637       21,466        4,523        5,750        8,400           2,498
Straight-lining of rents(4) ........      (8,600)      (6,242)        (449)      (1,483)        --              (426)
Other ..............................      (1,329)      (1,671)        --           --             41             301(6)
                                       ---------    ---------    ---------    ---------    ---------       ---------
EBITDA(1) ..........................   $ 203,528    $  95,526    $  29,003    $  26,987    $  18,393       $  33,619
                                       =========    =========    =========    =========    =========       =========

(amounts in thousands)                           For the Three Months Ended September 30, 2000 (Pro Forma)
                                       -----------------------------------------------------------------------------
                                                                                           Temperature
                                                                              Merchandise   Controlled
                                         Total       Office       Retail         Mart       Logistics       Other(2)
                                       ---------    ---------    ---------    -----------  -----------     ---------
Rentals ............................   $ 197,999    $ 107,487    $  31,101    $  42,182    $    --         $  17,229
Expense reimbursements .............      35,083       20,824       11,991        1,691         --               577
Other income .......................       3,316        1,300          986          739         --               291
                                       ---------    ---------    ---------    ---------    ---------       ---------
Total revenues .....................     236,398      129,611       44,078       44,612         --            18,097
                                       ---------    ---------    ---------    ---------    ---------       ---------
Operating expenses .................     100,123       55,419       12,280       20,621         --            11,803
Depreciation and amortization ......      25,907       14,983        4,861        3,907         --             2,156
General and administrative .........      14,952        3,207         (266)       2,422         --             9,589
                                       ---------    ---------    ---------    ---------    ---------       ---------
Total expenses .....................     140,982       73,609       16,875       26,950         --            23,548
                                       ---------    ---------    ---------    ---------    ---------       ---------
Operating income ...................      95,416       56,002       27,203       17,662         --            (5,451)
Income applicable to Alexander's ...       1,918         --           --           --           --             1,918
Income from partially-owned entities      26,027        6,912          488          242        8,344(7)       10,041
Interest and other investment income       8,018        2,043         --            753         --             5,222
Interest and debt expense ..........     (43,627)     (17,594)     (13,346)      (8,720)        --            (3,967)
Net gain on disposition of wholly-
  owned and partially-owned assets .       8,405        8,405         --           --           --              --
Minority interest ..................     (28,038)     (17,048)      (3,473)      (4,427)      (1,599)         (1,491)
                                       ---------    ---------    ---------    ---------    ---------       ---------
Net income .........................      68,119       38,720       10,872        5,510        6,745           6,272
Minority interest ..................      28,038       17,048        3,473        4,427        1,599           1,491
Net gain on disposition of wholly-
  owned and partially-owned assets .      (8,405)      (8,405)        --           --           --              --
Interest and debt expense(4) .......      65,196       25,809       13,993        9,955        6,909           8,530
Depreciation and amortization(4) ...      40,046       19,260        4,392        4,744        8,088           3,562
Straight-lining of rents(4) ........     (10,360)      (6,531)        (591)      (1,759)        (176)         (1,303)
Other ..............................       2,983         (252)         269         --           (451)          3,417
                                       ---------    ---------    ---------    ---------    ---------       ---------
EBITDA(1) ..........................   $ 185,617    $  85,649    $  32,408    $  22,877    $  22,714       $  21,969
                                       =========    =========    =========    =========    =========       =========

----------
See footnotes 1-7 on page 18.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(amounts in thousands)                                                    For The Nine Months Ended September 30,
                                                      -----------------------------------------------------------------------------
                                                                                          2001
                                                      -----------------------------------------------------------------------------
                                                                                                          Temperature
                                                                                             Merchandise   Controlled
                                                        Total       Office       Retail         Mart       Logistics     Other(2)
                                                      ---------    ---------    ---------    -----------  -----------   ---------
Rentals ...........................................   $ 628,511    $ 345,575    $  89,837    $ 145,517    $    --       $ 47,582
Expense reimbursements ............................     102,851       56,509       33,857       10,166         --          2,319
Other income ......................................       7,588        2,362        2,533        2,442         --            251
                                                      ---------    ---------    ---------    ---------    ---------     --------
Total revenues ....................................     738,950      404,446      126,227      158,125         --         50,152
                                                      ---------    ---------    ---------    ---------    ---------     --------
Operating expenses ................................     299,436      164,855       43,561       62,427         --         28,593(5)
Depreciation and amortization .....................      91,226       52,795       13,069       18,256         --          7,106
General and administrative ........................      51,706        8,864          372       13,286         --         29,184
Costs of acquisitions not consummated .............       5,000         --           --           --           --          5,000
                                                      ---------    ---------    ---------    ---------    ---------     --------
Total expenses ....................................     447,368      226,514       57,002       93,969         --         69,883
                                                      ---------    ---------    ---------    ---------    ---------     --------
Operating income ..................................     291,582      177,932       69,225       64,156         --        (19,731)
Income applicable to Alexander's ..................      21,422         --           --           --           --         21,422
Income from partially-owned entities ..............      62,074       24,689        3,009          219       12,909(7)    21,248
Interest and other investment income ..............      43,931        5,766          520        1,777         --         35,868
Interest and debt expense .........................    (136,443)     (44,063)     (41,429)     (25,866)        --        (25,085)
Net gain disposition of wholly-owned and
  partially-owned assets ..........................       3,706       12,445        3,050         --           --        (11,789)
Minority interest .................................     (83,931)     (41,935)     (12,386)     (11,410)      (8,294)      (9,906)
                                                      ---------    ---------    ---------    ---------    ---------     --------
Income before cumulative effect of change in
 accounting principle and extraordinary item ......     202,341      134,834       21,989       28,876        4,615       12,027
Cumulative effect of change in accounting principle      (4,110)        --           --           --           --         (4,110)
Extraordinary item ................................       1,170         --           --           --           --          1,170
                                                      ---------    ---------    ---------    ---------    ---------     --------
Net income ........................................     199,401      134,834       21,984       28,876        4,615        9,087
Cumulative effect of change in accounting principle       4,110         --           --           --           --          4,110
Extraordinary item ................................      (1,170)        --           --           --           --         (1,170)
Minority interest .................................      83,931       41,935       12,386       11,410        8,294        9,906
Net gain on disposition of wholly-owned and
  partially-owned assets ..........................     (15,495)     (12,445)      (3,050)        --           --           --
Interest and debt expense(4) ......................     206,177       75,266       43,377       25,866       20,198       41,470
Depreciation and amortization(4) ..................     136,473       67,102       13,862       18,256       25,211       12,042
Straight-lining of rents(4) .......................     (22,676)     (16,247)      (1,144)      (3,871)        --         (1,414)
Other .............................................      (8,889)      (4,891)        --           --            222       (4,220)(6)
                                                      ---------    ---------    ---------    ---------    ---------     --------
EBITDA(1) .........................................   $ 581,862    $ 285,554    $  87,420    $  80,537    $  58,540     $ 69,811
                                                      =========    =========    =========    =========    =========     ========

                                                                                    September 30, 2001
                                                     ------------------------------------------------------------------------------
Balance sheet data:
     Real estate, net..............................  $4,044,388   $2,426,958    $ 530,510    $ 882,218    $      --     $204,702

     Investments and advances to
        partially-owned entities...................   1,286,460      355,842       29,243       10,239      484,058      407,078

     Capital expenditures:
        Acquisitions...............................      11,574       11,574           --           --           --           --
        Other......................................     181,623       62,390        4,771       40,568           --       73,894

(amounts in thousands)                                                    For The Nine Months Ended September 30,
                                                      -----------------------------------------------------------------------------
                                                                                      2000 (Pro Forma)
                                                      -----------------------------------------------------------------------------
                                                                                                          Temperature
                                                                                             Merchandise   Controlled
                                                        Total       Office       Retail         Mart       Logistics     Other(2)
                                                      ---------    ---------    ---------    -----------  -----------   ---------
Rentals ...........................................   $ 577,143    $ 303,166    $  94,850    $ 126,167    $    --       $ 52,960
Expense reimbursements ............................      90,302       46,950       33,934        7,331         --          2,087
Other income ......................................      11,449        3,049        2,090        3,519         --          2,791
                                                      ---------    ---------    ---------    ---------    ---------     --------
Total revenues ....................................     678,894      353,165      130,874      137,017         --         57,838
                                                      ---------    ---------    ---------    ---------    ---------     --------
Operating expenses ................................     276,002      147,303       40,379       55,513         --         32,807
Depreciation and amortization .....................      77,142       42,269       13,485       14,792         --          6,596
General and administrative ........................      46,660        9,215          213       10,588         --         26,644
Costs of acquisitions not consummated .............        --           --           --           --           --           --
                                                      ---------    ---------    ---------    ---------    ---------     --------
Total expenses ....................................     399,804      198,787       54,077       80,893         --         66,047
                                                      ---------    ---------    ---------    ---------    ---------     --------
Operating income ..................................     279,090      154,378       76,797       56,124         --         (8,209)
Income applicable to Alexander's ..................      10,483         --           --           --           --         10,483
Income from partially-owned entities ..............      64,141       22,040          987          242       24,684(7)    16,188
Interest and other investment income ..............      18,500        2,687            8          916         --         14,889
Interest and debt expense .........................    (124,204)     (45,727)     (38,002)     (26,625)        --        (13,850)
Net gain on disposition of wholly-owned and
  partially-owned assets ..........................      10,965        8,405        2,560         --           --           --
Minority interest .................................     (75,582)     (38,902)     (11,307)     (10,438)      (7,708)      (7,227)
                                                      ---------    ---------    ---------    ---------    ---------     --------
Income before cumulative effect of change in
 accounting principle and extraordinary item ......     183,393      102,881       31,043       20,219       16,976       12,274
Cumulative effect of change in accounting
  principle .......................................        --           --           --           --           --           --
Extraordinary item ................................      (1,125)        --         (1,125)        --           --           --
                                                      ---------    ---------    ---------    ---------    ---------     --------
Net income ........................................     182,268      102,881       29,918       20,219       16,976       12,274
Cumulative effect of change in accounting
  principle .......................................        --           --           --           --           --           --
Extraordinary item ................................       1,125         --          1,125         --           --           --
Minority interest .................................      75,582       38,902       11,307       10,438        7,708        7,227
Net gain on disposition of wholly-owned and
  partially-owned assets ..........................     (10,965)      (8,405)      (2,560)        --           --           --
Interest and debt expense(4) ......................     189,818       71,961       39,947       27,860       20,946       29,104
Depreciation and amortization(4) ..................     120,355       55,559       14,177       14,792       24,422       11,405
Straight-lining of rents(4) .......................     (24,141)     (15,817)      (1,977)      (4,523)        (985)        (839)
Other .............................................       6,964         (252)         269         --            358        6,589
                                                      ---------    ---------    ---------    ---------    ---------     --------
EBITDA(1) .........................................   $ 541,006    $ 244,829    $  92,206    $  68,786    $  69,425     $ 65,760
                                                      =========    =========    =========    =========    =========     ========

                                                                                    December 31, 2000
                                                     ------------------------------------------------------------------------------
Balance sheet data:
     Real estate, net..............................  $3,901,055   $2,388,393     $551,183     $862,003    $      --     $ 99,476
     Investments and advances to
        partially-owned entities...................   1,459,211      394,089       31,660       41,670      469,613      522,179
     Capital expenditures:
        Acquisitions...............................     246,500      128,000           --       89,000           --       29,500
        Other......................................     200,181      106,689        7,251       37,362       28,582       20,297

----------
See footnotes 1-7 on the next page.

                              VORNADO REALTY TRUST

Notes to segment information:

    (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.

    (2) Other EBITDA is comprised of:

           (amounts in thousands)                                For the Three Months       For the Nine Months
                                                                  Ended September 30,       Ended September 30,
                                                                 ---------------------    ----------------------
                                                                   2001        2000          2001         2000
                                                                 ---------   ---------    ---------     --------
           Hotel Pennsylvania (3).........................        $ 2,886     $ 5,979     $ 14,307(5)   $ 17,040
           Newkirk Joint Ventures:
             Equity in income of limited partnerships.....         13,749      12,666       40,457        32,592
             Interest and other income....................          1,343       2,548        4,545         5,894
           Other partially-owned entities (Alexander's and
             other).......................................          1,506         274       11,145         8,928
           After-tax net gain on sale of Park Laurel
               condominium units..........................         13,869          --       13,869            --
           Write-off of net investment in RTR.............         (7,374)         --       (7,374)           --
           Write-off of investments in technology
               companies..................................             --          --      (18,284)           --
           Unallocated general and administrative
               expenses...................................         (8,498)     (7,497)     (25,218)      (21,334)
           Costs of acquisitions not consummated..........             --          --       (5,000)           --
           Investment income and other....................         16,138       7,999       41,364        22,640
                                                                 ---------   ---------    ---------     --------
                    Total.................................        $33,619     $21,969     $ 69,811      $ 65,760
                                                                 =========   =========    =========     ========

    (3) Average occupancy and REVPAR for the Hotel Pennsylvania were 65.5% and $76.20 for the three months ended September 30, 2001 compared to 79.6% and $112.88 for the prior year's quarter. Average occupancy and REVPAR for the Hotel Pennsylvania were 66.6% and $74.61 for the nine months ended September 30, 2001 compared to 75.3% and $83.44 for the prior year's nine month period.

    (4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

    (5) Includes a $1,900 settlement from a hotel tenant for rent previously reserved.

    (6) Includes the elimination of $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.

    (7) Net of rent not recognized of $5,311 and $7,651 for the three and nine months ended September 30, 2001 and $2,880 and $5,280 for the three and nine months ended September 30, 2000.

                              VORNADO REALTY TRUST

14.   SUBSEQUENT EVENTS

      The Company currently owns a 34% interest in CESCR. On October 19, 2001, the Company entered into a definitive agreement pursuant to which Charles E. Smith Commercial Realty L.P. ("CESCR") will combine its operations with Vornado. The consideration for the remaining 66% of CESCR is approximately $1,593,043,000, consisting of a fixed amount of 15.7 million newly issued Vornado Operating Partnership units (valued at $610,428,000) and $982,615,000 of debt (66% of CESCR's total debt). The closing is expected in the first quarter of 2002, subject to receipt of certain consents from third parties and other customary closing conditions.

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

         OVERVIEW

         The Company's physical properties were not directly affected by the catastrophic events of September 11th. Demand for New York City and Washington, D.C. office space has increased as a result of the buildings damaged or destroyed. The occupancy rate of the Company's New York City office portfolio has increased from 95% to 97%. The Company has experienced a significant reduction in occupancy at its Hotel Pennsylvania subsequent to September 11, 2001.

         Below is a summary of net income and EBITDA(1) by segment for the three and nine months ended September 30, 2001 and 2000. Prior to this year, income from the Company's preferred stock affiliates was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its preferred stock affiliates and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated effective January 1, 2001. Amounts for the three and nine months ended September 30, 2000 have been prepared on a pro forma basis to reflect these entities as if consolidated as of January 1, 2000.


                                                                Three Months Ended September 30, 2001
                                                -----------------------------------------------------------------------
                                                                                                 Temperature
                                                                                    Merchandise  Controlled
                                                   Total       Office       Retail     Mart       Logistics    Other(2)
                                                ---------     --------    --------  -----------  -----------   --------
Rentals.......................................   $211,541     $117,455    $ 30,501    $48,394     $    --      $15,191
Expense reimbursements........................     36,216       21,548      11,417      2,335          --          916
Other income..................................      2,508          977         562        905          --           64
                                                ---------     --------    --------    -------     -------      -------
Total revenues................................    250,265      139,980      42,480     51,634          --       16,171
                                                ---------     --------    --------    -------     -------      -------
Operating expenses............................    102,222       57,410      14,352     19,633          --       10,827
Depreciation and amortization.................     29,275       16,851       4,259      5,750          --        2,415
General and administrative....................     15,043        2,857         325      4,041          --        7,820
                                                ---------     --------    --------    -------     -------      -------
Total expenses................................    146,540       77,118      18,936     29,424          --       21,062
                                                ---------     --------    --------    -------     -------      -------
Operating income..............................    103,725       62,862      23,544     22,210          --       (4,891)
Income applicable to Alexander's..............      4,442           --          --         --          --        4,442
Income from partially-owned entities..........     18,856        7,629         617        110       3,240 (5)    7,260
Interest and other investment income..........     14,584        1,571         104        400          --       12,509
Interest and debt expense.....................    (43,054)     (13,049)    (13,016)    (7,880)         --       (9,109)
Net gain on disposition of wholly-owned and
  partially-owned assets......................      6,495           --          --         --          --        6,495
Minority interest.............................    (28,268)     (13,613)     (3,910)    (3,641)     (2,469)      (4,635)
                                                ---------     --------    --------    -------     -------      -------
Net income....................................     76,780       45,400       7,339     11,199         771       12,071
Minority interest.............................     28,268       13,613       3,910      3,641       2,469        4,635
Net gain on disposition of wholly-owned and
  partially-owned assets......................         --           --          --         --          --           --
Interest and debt expense(4)..................     65,772       22,960      13,680      7,880       6,712       14,540
Depreciation and amortization(4)..............     42,637       21,466       4,523      5,750       8,400        2,498
Straight-lining of rents(4)...................     (8,600)      (6,242)       (449)    (1,483)         --         (426)
Other.........................................     (1,329)      (1,671)         --         --          41          301 (6)
                                                ---------     --------    --------    -------     -------      -------
EBITDA(1).....................................   $203,528      $95,526    $ 29,003    $26,987     $18,393      $33,619
                                                =========     ========    ========    =======     =======      =======



                                                             Three Months Ended September 30, 2000 (Pro Forma)
                                                -----------------------------------------------------------------------
                                                                                                 Temperature
                                                                                    Merchandise  Controlled
                                                   Total       Office       Retail     Mart       Logistics    Other(2)
                                                ---------     --------     -------  -----------  -----------   --------
Rentals......................................    $197,999     $107,487     $31,101    $42,182       $  --      $17,229
Expense reimbursements.......................      35,083       20,824      11,991      1,691          --          577
Other income.................................       3,316        1,300         986        739          --          291
                                                ---------     --------     -------    -------     -------      -------
Total revenues...............................     236,398      129,611      44,078     44,612          --       18,097
                                                ---------     --------     -------    -------     -------      -------
Operating expenses...........................     100,123       55,419      12,280     20,621          --       11,803
Depreciation and amortization................      25,907       14,983       4,861      3,907          --        2,156
General and administrative...................      14,952        3,207        (266)     2,422          --        9,589
                                                ---------     --------     -------    -------     -------      -------
Total expenses...............................     140,982       73,609      16,875     26,950          --       23,548
                                                ---------     --------     -------    -------     -------      -------
Operating income.............................      95,416       56,002      27,203     17,662          --       (5,451)
Income applicable to Alexander's.............       1,918          --           --         --          --        1,918
Income from partially-owned entities.........      26,027        6,912         488        242       8,344 (5)   10,041
Interest and other investment income.........       8,018        2,043          --        753          --        5,222
Interest and debt expense....................     (43,627)     (17,594)    (13,346)    (8,720)         --       (3,967)
Net gain on disposition of wholly-owned
  and partially-owned assets.................       8,405        8,405          --         --          --           --
Minority interest............................     (28,038)     (17,048)     (3,473)    (4,427)     (1,599)      (1,491)
                                                ---------     --------     -------    -------     -------      -------
Net income...................................      68,119       38,720      10,872      5,510       6,745        6,272
Minority interest............................      28,038       17,048       3,473      4,427       1,599        1,491
Net gain on disposition of wholly-owned
  and partially-owned assets.................      (8,405)      (8,405)         --         --          --           --
Interest and debt expense(4).................      65,196       25,809      13,993      9,955       6,909        8,530
Depreciation and amortization(4).............      40,046       19,260       4,392      4,744       8,088        3,562
Straight-lining of rents(4)..................     (10,360)      (6,531)       (591)    (1,759)       (176)      (1,303)
Other........................................       2,983         (252)        269         --        (451)       3,417 (6)
                                                ---------     --------     -------    -------     -------      -------
EBITDA(1)....................................    $185,617      $85,649     $32,408    $22,877     $22,714      $21,969
                                                =========     ========     =======    =======     =======      =======

--------------
(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2)  Other EBITDA is comprised of:

                                                                                     For the Three Months Ended
                                                                                            September 30,
                                                                                     -------------------------
                                                                                        2001           2000
                                                                                     -----------    ----------
                      Hotel Pennsylvania (3).............................               $2,886         $5,979
                      Newkirk Joint Ventures:
                        Equity in income of limited partnerships.........               13,749         12,666
                        Interest and other income........................                1,343          2,548
                      Other partially-owned entities (Alexander's
                        and other).......................................                1,506            274
                      After-tax net gain on sale of Park Laurel condominium
                        units............................................               13,869             --
                      Write-off of net investment in the Russian Tea Room
                          ("RTR")........................................               (7,374)            --
                      Unallocated general and administrative
                          expenses.......................................               (8,498)        (7,497)
                      Investment income and other........................               16,138          7,999
                                                                                      --------        -------
                               Total.....................................              $33,619        $21,969
                                                                                      ========        =======

--------------------
(3) Average occupancy and REVPAR for the Hotel Pennsylvania were 65.5% and $76.20 for the three months ended September 30, 2001 compared to 79.6% and $112.88 for the prior year's quarter.

(4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(5) Net of rent not recognized of $5,311 and $2,880 in the three months ended September 30, 2001 and 2000.

(6) Includes the reversal of $607 and $1,131 of expenses incurred in connection with a deferred compensation arrangement in the three months ended September 30, 2001 and 2000.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

      Below are the details of the changes by segment in EBITDA.

                                                                                                      Temperature
                                                                                        Merchandise    Controlled
                                                 Total       Office          Retail        Mart        Logistics        Other
                                               ---------   ---------       ---------    -----------   ------------    ----------
Three months ended September 30, 2000          $ 185,617   $   85,649      $  32,408    $  22,877      $  22,714      $  21,969
2001 Operations:
     Same store operations(1)........              8,104        7,700            740        2,110         (4,321)(3)      1,875
     Acquisitions, dispositions and
        non-recurring income and expenses          9,807        2,177         (4,145)       2,000             --          9,775
                                               ---------   ----------      ---------    ---------      ---------      ---------
Three months ended September 30,
     2001............................          $ 203,528   $   95,526 (2)  $  29,003    $  26,987      $  18,393      $  33,619
                                               =========   ==========      =========    =========      =========      =========
     % increase in same
       store operations..............                4.7%         9.0%(2)        2.3%         9.2%(4)      (19.0%)          8.5%

--------------------------
  (1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
  (2) EBITDA and the same store percentage increase was $74,955 and 10.5% for the New York City office portfolio and $20,571 and 3.3% for the CESCR portfolio.
  (3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000 (the same amount recognized as rental income in 2000's Funds from Operations), (ii) reduce 2002's contractual rent to $150,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500 to $9,500 effective January 1, 2000 and
      (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      The tenant has advised the Landlord that (i) its revenue for the current quarter and nine months ended September 30, 2001 from the warehouses it leases from the Landlord, is lower than last year by 6.5% and 4.4%, and
      (ii) its gross profit before rent at these warehouses for the corresponding periods is lower than last year by $8,445 (an 18.5% decline) and $18,628 (a 13.8% decline). These decreases are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

      Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $5,311 and $7,651 of income for the quarter and nine months ended September 30, 2001 and $2,880 and $5,280 of income for the quarter and nine months ended September 30, 2000. At September 30, 2001, the Company's balance of the tenant's total deferred rent is $21,123 (Does not include $1,174 applicable to the receivable arising from the straight-lining of rents which was deferred in the year ended December 31, 2000).
  (4) Includes 4.2% from the adjustment of an over-accrual of real estate taxes.

Revenues

      The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues and other income were $250,265 for the three months ended September 30, 2001, compared to $236,398 in the prior year's quarter, an increase of $13,867. This increase by segment resulted from:

                                          Date of                                                  Merchandise
Property rentals:                       Acquisition          Total        Office       Retail         Mart          Other
  Acquisitions:                        ------------         -------       ------      --------     -----------    -------
     7 West 34th Street..........      November 2000         $3,649       $3,649      $     --       $   --       $   --
     33 North Dearborn Street....      September 2000         1,313           --            --        1,313           --
     L.A. Mart...................      October 2000           2,905           --            --        2,905           --
     715 Lexington Avenue........      July 2001                309          309            --           --           --
  Dispositions and other.........                            (1,150)          --        (1,150)(1)       --           --
  Leasing activity...............                            11,171        6,010           490        4,287          384
                                                            -------       ------      --------     -----------    -------
  Total increase in property
     rentals.....................                            18,197        9,968          (660)       8,505          384
                                                            -------       ------      --------     -----------    -------
Tenant expense reimbursements:
  Increase in tenant expense
     reimbursements due to
     acquisitions/dispositions...                             1,346        1,085         (165)          426           --
  Other..........................                              (213)        (361)        (409)          218          339
                                                            -------       ------      --------     -----------    -------
Total increase in tenant
     expense reimbursements......                             1,133         724          (574)          644          339
                                                            -------       ------      --------     -----------    -------
Hotel activity...................                            (2,422)         --           --             --       (2,422)(2)
Trade shows activity.............                              (785)         --           --           (785)          --
Other income.....................                            (2,256)        (323)        (364)       (1,342)        (227)
                                                            -------      -------      --------     -----------   --------
Total increase in revenues.......                           $13,867      $10,369      $(1,598)       $7,022      $(1,926)
                                                            =======      =======      ========     ===========   ========

-------------------
(1) Results primarily from the 14th Street and Union Square property being taken out of service for redevelopment on February 9, 2001.
(2) Average occupancy and REVPAR for the Hotel Pennsylvania were 65.5% and $76.20 for the three months ended September 30, 2001 compared to 79.6% and $112.88 for the prior year's quarter.


                See supplemental information on page 33 for further details.

      EXPENSES

      The Company's expenses were $146,540 for the three months ended September 30, 2001, compared to $140,982 in the prior year's quarter, an increase of $5,558. This increase by segment resulted from:

                                                                                         Merchandise
                                             Total         Office           Retail           Mart             Other
                                         ------------   ------------      ----------    --------------     ----------
   Operating:
       Acquisitions, dispositions
       and non-recurring items..             $5,333         $1,478          $1,324           $2,531            $ --
       Same store operations....             (3,234)           513             748           (3,519)           (976)
                                         ------------   ------------      ----------    --------------     ----------
                                              2,099          1,991           2,072             (988)           (976)
                                         ------------   ------------      ----------    --------------     ----------
   Depreciation and
       amortization:
       Acquisitions.............              1,274            663              96              515              --
       Same store operations....              2,094          1,205            (698)           1,328             259
                                         ------------   ------------      ----------    --------------     ----------
                                              3,368          1,868            (602)           1,843             259
                                         ------------   ------------      ----------    --------------     ----------
   General and administrative:
     Appreciation in value of
       Vornado shares and other
       securities held in
       officers' deferred
       compensation trust.......             (1,180)            --              --               --          (1,180)
     Other expenses.............              1,271           (350)            591            1,619            (589)
                                         ------------   ------------      ----------    --------------     ----------
                                                 91           (350)            591            1,619          (1,769)
                                         ------------   ------------      ----------    --------------     ----------
                                             $5,558         $3,509          $2,061           $2,474         $(2,486)
                                         ============   ============      ==========    ==============     ==========


      Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $4,442 in the three months ended September 30, 2001, compared to $1,918 in the prior year's quarter, an increase of $2,524. This increase resulted primarily from the Company's share of $1,947 of Alexander's stock appreciation rights compensation expense in the three months ended September 30, 2000. No such expense occurred during 2001.

      Income from partially-owned entities was $18,856 in the three months ended September 30, 2001, compared to $26,027 in the prior year's quarter, a decrease of $7,171. This decrease by segment resulted from:

                                                                                                      Temperature
                                                                                      Merchandise     Controlled
                                                         Total     Office    Retail      Mart         Logistics       Other
                                                      ---------  ---------  --------  -----------   --------------  --------
Increase (decrease) in equity in income:
    Temperature Controlled
        Logistics.......................                $(5,104)   $   --    $   --     $   --        $(5,104)      $    --
    Charles E. Smith
      Commercial Realty L.P.............                  1,588     1,588        --         --             --            --
    Newkirk Joint Ventures..............                   (779)       --        --         --             --          (779)
    Partially-owned
      office buildings..................                   (911)     (911)       --         --             --            --
    Other...............................                 (1,965)       40       129       (132)            --        (2,002)
                                                       ---------  ---------  --------  -----------   --------------  --------
                                                        $(7,171)   $  717    $  129     $ (132)       $(5,104)      $(2,781)
                                                       =========  =========  ========  ===========   ==============  ========

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $14,584 for the three months ended September 30, 2001, compared to $8,018 the prior year's quarter, an increase of $6,566. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. (20% effective rate) on September 28, 2000.

      Primestone Investment Partners, L.P. has defaulted on the repayment of its loan from the Company which was due on October 25, 2001. The principal amount of the loan is $62,000 and there is $3,958 of unpaid interest and fees. The loan is secured by 7,944,893 partnership units in Prime Group Realty L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and is exchangeable into the same number of shares of PGE. It is also guaranteed by affiliates of the borrower. The loan was subordinate to $37,957 of third party indebtedness secured by the same collateral. On October 31, 2001, the Company purchased the $37,957 of third party indebtedness and has commenced foreclosure proceedings with respect to the collateral.

      On October 30, 2001, NorthStar Partnership, L.P. made a quarterly principal payment of $2,500 that was due on September 28, 2001 on October 31, 2001.

      Interest and debt expense was $43,054 for the three months ended September 30, 2001, compared to $43,627 in the prior year's quarter, a decrease of $573. This decrease resulted primarily from a $9,200 savings from a 303 basis point reduction in weighted average interest rates of variable rate debt, offset by interest on higher average outstanding loan balances.

      Net gain on disposition of wholly-owned and partially-owned assets assets of $6,495 for the three months ended September 30, 2001, is comprised of (i) $13,869 of an after-tax net gain on sale of the 48 condominium units of the total 53 units at its Park Laurel residential condominium project in New
York, partially offset by (ii) the write-off of its entire net investment of $7,374 in RTR. Net gain on disposition of assets of $8,405 for the three months ended September 30, 2000 related to the sale of the Company's
Westport, Connecticut office property.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000


                                                                For The Nine Months Ended September 30, 2001
                                                ----------------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                        Merchandise      Controlled
                                                    Total        Office       Retail        Mart          Logistics     Other(2)
                                                  --------      --------    --------    ------------    ------------    ---------
   Rentals................................        $628,511      $345,575    $ 89,837       $145,517       $     --      $47,582
   Expense reimbursements.................         102,851        56,509      33,857         10,166             --        2,319
   Other income...........................           7,588         2,362       2,533          2,442             --          251
                                                  --------      --------    --------    ------------    ------------    ---------
   Total revenues.........................         738,950       404,446     126,227        158,125             --       50,152
                                                  --------      --------    --------    ------------    ------------    ---------
   Operating expenses.....................         299,436       164,855      43,561         62,427             --       28,593(5)
   Depreciation and amortization..........          91,226        52,795      13,069         18,256             --        7,106
   General and administrative.............          51,706         8,864         372         13,286             --       29,184
   Costs of acquisitions not consummated..           5,000            --          --             --             --        5,000
                                                  --------      --------    --------    ------------    ------------    ---------
   Total expenses.........................         447,368       226,514      57,002         93,969             --       69,883
                                                  --------      --------    --------    ------------    ------------    ---------
   Operating income.......................         291,582       177,932      69,225         64,156             --      (19,731)
   Income applicable to Alexander's.......          21,422            --          --             --             --       21,422
   Income from partially-owned entities...          62,074        24,689       3,009            219         12,909(7)    21,248
   Interest and other investment income...          43,931         5,766         520          1,777             --       35,868
   Interest and debt expense..............        (136,443)      (44,063)    (41,429)       (25,866)            --      (25,085)
   Net gain on disposition of wholly-owned
     and partially-owned assets...........           3,706        12,445       3,050             --             --      (11,789)
   Minority interest......................         (83,931)      (41,935)    (12,386)       (11,410)        (8,294)      (9,906)
                                                  --------      --------    --------    ------------    ------------    ---------
   Income before extraordinary item.......         202,341       134,834      21,989         28,876          4,615       12,027
   Cumulative effect of change in accounting
    principle.............................          (4,110)           --          --              --            --       (4,110)
   Extraordinary item.....................           1,170            --          --              --            --        1,170
                                                  --------      --------    --------    ------------    ------------    ---------
   Net income.............................         199,401       134,834      21,989         28,876          4,615        9,087
   Cumulative effect of change in accounting
    principle.............................           4,110            --          --             --             --        4,110
   Extraordinary item.....................          (1,170)           --          --             --             --       (1,170)
   Minority interest......................          83,931        41,935      12,386         11,410          8,294        9,906
   Net gain on disposition of wholly-owned
     and partially-owned assets...........         (15,495)      (12,445)     (3,050)            --             --           --
   Interest and debt expense(4)...........         206,177        75,266      43,377         25,866         20,198       41,470
   Depreciation and amortization(4).......         136,473        67,102      13,862         18,256         25,211       12,042
   Straight-lining of rents(4)............         (22,676)      (16,247)     (1,144)        (3,871)            --       (1,414)
   Other..................................          (8,889)       (4,891)         --             --            222       (4,220)(6)
                                                  --------      --------    --------    ------------    ------------    ---------
   EBITDA(1)..............................        $581,862      $285,554     $87,420        $80,537        $58,540      $69,811
                                                  --------      --------    --------    ------------    ------------    ---------
                                                  --------      --------    --------    ------------    ------------    ---------



--------------------------------
See footnotes on next page.


                                                           For the Nine Months Ended September 30, 2000 (Pro Forma)
                                                ----------------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                        Merchandise      Controlled
                                                    Total        Office       Retail        Mart          Logistics     Other(2)
                                                  --------      --------    --------    ------------    ------------    ---------
   Rentals................................        $577,143      $303,166     $94,850       $126,167       $     --        $52,960
   Expense reimbursements.................          90,302        46,950      33,934          7,331             --          2,087
   Other income...........................          11,449         3,049       2,090          3,519             --          2,791
                                                  --------      --------    --------    ------------    ------------    ---------
   Total revenues.........................         678,894       353,165     130,874        137,017             --         57,838
                                                  --------      --------    --------    ------------    ------------    ---------
   Operating expenses.....................         276,002       147,303      40,379         55,513             --         32,807
   Depreciation and amortization..........          77,142        42,269      13,485         14,792             --          6,596
   General and administrative.............          46,660         9,215         213         10,588             --         26,644
   Costs of acquisitions not consummated..              --            --          --             --             --             --
                                                  --------      --------    --------    ------------    ------------    ---------
   Total expenses.........................         399,804       198,787      54,077         80,893             --         66,047
                                                  --------      --------    --------    ------------    ------------    ---------
   Operating income.......................         279,090       154,378      76,797         56,124             --         (8,209)
   Income applicable to Alexander's.......          10,483            --          --             --             --         10,483
   Income from partially-owned entities...          64,141        22,040         987            242         24,684(7)      16,188
   Interest and other investment income...          18,500         2,687           8            916             --         14,889
   Interest and debt expense..............        (124,204)      (45,727)    (38,002)       (26,625)            --        (13,850)
   Net gain on disposition of wholly-owned
     and partially-owned assets...........          10,965         8,405       2,560             --             --             --
   Minority interest......................         (75,582)      (38,902)    (11,307)       (10,438)        (7,708)        (7,227)
                                                  --------      --------    --------    ------------    ------------    ---------
   Income before extraordinary item                183,393       102,881      31,043         20,219         16,976         12,274
   Extraordinary item.....................          (1,125)           --      (1,125)            --             --             --
                                                  --------      --------    --------    ------------    ------------    ---------
   Net income.............................         182,268       102,881      29,918         20,219         16,976         12,274
   Extraordinary item.....................           1,125            --       1,125             --             --             --
   Minority interest......................          75,582        38,902      11,307         10,438          7,708          7,227
   Net gain on disposition of wholly-owned
     and partially-owned assets...........         (10,965)       (8,405)     (2,560)            --             --             --
   Interest and debt expense(4)...........         189,818        71,961      39,947         27,860         20,946         29,104
   Depreciation and amortization(4).......         120,355        55,559      14,177         14,792         24,422         11,405
   Straight-lining of rents(4)............         (24,141)      (15,817)     (1,977)        (4,523)          (985)          (839)
   Other..................................           6,964          (252)        269             --            358          6,589
                                                  --------      --------    --------    ------------    ------------    ---------
   EBITDA(1)..............................        $541,006      $244,829     $92,206        $68,786        $69,425        $65,760
                                                  --------      --------    --------    ------------    ------------    ---------
                                                  --------      --------    --------    ------------    ------------    ---------




--------------------------
   (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
   (2) Other EBITDA is comprised of:


                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                                          ------------------------
                                                                                             2001          2000
                                                                                          ----------    ----------
                      Hotel Pennsylvania (3)...................................            $ 14,307(5)   $17,040
                      Newkirk Joint Ventures:

                        Equity in income of limited partnerships...............              40,457       32,592
                        Interest and other income..............................               4,545        5,894
                      Other partially-owned entities (Alexander's and other)...              11,145        8,928
                      After-tax net gain on sale of Park Laurel condominium units            13,869           --
                      Write-off of investments in technology companies.........             (18,284)          --
                      Write-off of net investment in a RTR.....................              (7,374)          --
                      Unallocated general and administrative expenses..........             (25,218)     (21,334)
                      Costs of acquisitions not consummated....................              (5,000)          --
                      Investment income and other..............................              41,364       22,640
                                                                                          ----------    ----------
                               Total...........................................             $69,811      $65,760
                                                                                          ----------    ----------
                                                                                          ----------    ----------



  (3) Average occupancy and REVPAR for the Hotel Pennsylvania were 66.6% and $74.61 for the nine months ended September 30, 2001 compared to 75.3% and $83.44 for the prior year's nine month period.
  (4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
  (5) Includes a $1,900 settlement from a hotel tenant for rent previously reserved.
  (6) Includes the elimination of $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.
  (7) Net of rent not recognized of $7,651 and $5,280 in the three and nine months ended September 30, 2001 and 2000.

      Below are the details of the changes by segment in EBITDA.

                                                                                           Temperature
                                                                            Merchandise    Controlled
                                     Total        Office        Retail         Mart         Logistics       Other
                                   ---------     --------      --------     ------------   ------------    --------
  Nine months ended
       September 30, 2000....      $541,006      $244,829       $92,206        $68,786       $69,425        $65,760
  2001 Operations:
    Same store operations(1).        28,701        27,533         2,131          5,351       (10,885)(3)      4,571
    Acquisitions, dispositions
    and non-recurring income and
    expenses..................       12,155        13,192        (6,917)         6,400            --           (520)
                                   ---------     --------      --------     ------------   ------------    --------
  Nine months ended
       September 30, 2001....      $581,862      $285,554(2)    $87,420        $80,537       $58,540        $69,811
                                   ---------     --------      --------     ------------   ------------    --------
                                   ---------     --------      --------     ------------   ------------    --------
       % increase in same
         store operations....          5.3%        11.2%(2)        2.3%           7.8%        (15.7%)          7.0%



--------------------------
  (1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
  (2) EBITDA and the same store percentage increase was $222,483 and 13.4% for the New York City office portfolio and $63,071 and 3.8% for the CESCR portfolio.
  (3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000 (the same amount recognized as rental income in 2000's Funds from Operations), (ii) reduce 2002's contractual rent to $150,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500 to $9,500 effective January 1, 2000 and
      (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      The tenant has advised the Landlord that (i) its revenue for the current quarter and nine months ended September 30, 2001 from the warehouses it leases from the Landlord, is lower than last year by 6.5% and 4.4%, and
      (ii) its gross profit before rent at these warehouses for the corresponding periods is lower than last year by $8,445 (an 18.5% decline) and $18,628 (a 13.8% decline). These decreases are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

      Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $5,311 and $7,651 of income for the quarter and nine months ended September 30, 2001 and $2,880 and $5,280 of income for the quarter and nine months ended September 30, 2000. At September 30, 2001, the Company's balance of the tenant's total deferred rent is $21,123 (Does not include $1,174 applicable to the receivable arising from the straight-lining of rents which was deferred in the year ended December 31, 2000).

      REVENUES

      The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues and other income were $738,950 in the nine months ended September 30, 2001, compared to $678,894 in the prior year's nine months, an increase of $60,056. This increase by segment resulted from:


                                         Date of                                                    Merchandise
Property Rentals:                      Acquisition             Total       Office        Retail         Mart            Other
                                     --------------           -------      ------        --------   ------------      ----------
  Acquisitions:
     7 West 34th Street........      November 2000            $10,945      $10,945       $    --        $    --       $    --
     33 North Dearborn Street..      September 2000             4,123           --            --          4,123            --
     L.A. Mart.................      October 2000               8,915           --            --          8,915            --
     715 Lexington Avenue......      July 2001                    309          309            --             --            --
  Dispositions and non-recurring
     items.....................                                (6,625)          --        (6,625)(1)         --            --
  Leasing activity.............                                37,954       31,155         1,612          6,312        (1,125)(2)
                                                              -------      -------       -------        -------       -------
Total increase in property
    rentals....................                                55,621       42,409        (5,013)        19,350        (1,125)
                                                              -------      -------       -------        -------       -------
Tenant expense reimbursements:
  Increase in tenant expense
     reimbursements due to
     acquisitions/dispositions.                                 3,809        3,104          (610)         1,315            --
  Other........................                                 8,740        6,455           533          1,520           232
                                                              -------      -------       -------        -------       -------
Total increase in tenant
    expense reimbursements....                                 12,549        9,559           (77)         2,835           232
                                                              -------      -------       -------        -------       -------
Hotel activity................                                 (4,253)          --            --             --        (4,253)(3)
Trade shows activity..........                                  1,508           --            --          1,508            --
Other income..................                                 (5,369)        (687)          443         (2,585)       (2,540)
                                                              -------      -------       -------        -------       -------
Total increase in revenues....                                $60,056      $51,281       $(4,647)       $21,108       $(7,686)
                                                              =======      =======       =======        =======       =======

-------------------------------------------------------------------------------
      (1)Results primarily from the 14th Street and Union Square property being taken out of service for redevelopment on February 9, 2001 and the sale of the Company's Texas properties on March 2, 2000.
      (2)Results primarily from the termination of the Sports Authority lease at the Hotel Pennsylvania in January 2001.
      (3)Average occupancy and REVPAR for the Hotel Pennsylvania were 66.6% and $74.61 for the nine months ended September 30, 2001 compared to 75.3% and $83.44 for the prior year's nine month period.

                    See Supplemental Informationon page 33.

      EXPENSES

      The Company's expenses were $447,368 in the nine months ended September 30, 2001 compared to $399,804 in the prior year's nine months, an increase of $47,564. This increase by segment resulted from:


                                                                                                 Merchandise
         Operating:                                 Total          Office          Retail            Mart            Other
                                                  --------         ------          ------        ------------        -----
             Acquisitions, dispositions
             and non-recurring items...            $12,655         $ 4,616         $  727            $7,312         $    --
             Same store operations.....             10,779          12,936          2,455              (398)         (4,214)(1)
                                                   -------         -------         ------           -------         -------
                                                    23,434          17,552          3,182             6,914          (4,214)
                                                   -------         -------         ------           -------         -------
         Depreciation and amortization:
             Acquisitions, dispositions
             and non-recurring items...              3,279           1,932           (145)            1,492              --
             Same store operations.....             10,805           8,594           (271)            1,972             510
                                                   -------         -------         ------           -------         -------
                                                    14,084          10,526           (416)            3,464             510
                                                   -------         -------         ------           -------         -------
         General and administrative:
             Depreciation in value of
                Vornado's shares and
                other securities held
                in Officers' deferred
                compensation trust.....               (878)             --             --                --            (878)
             Other expenses............              5,924(2)         (351)           159             2,698           3,418
                                                   -------         -------         ------           -------         -------
                                                     5,046            (351)           159             2,698           2,540
                                                   -------         -------         ------           -------         -------
         Costs of acquisitions not
         consummated...................              5,000(3)           --             --                --           5,000
                                                   -------         -------         ------           -------         -------
                                                   $47,564         $27,727         $2,925           $13,076         $ 3,836
                                                   =======         =======         ======           =======         =======

-------------------------------------------------------------------------------
(1) Includes a $1,900 settlement from a hotel tenant for rent previously reserved.
(2)  Higher payroll expenses, partially offset by lower professional fees.
(3)  Primarily associated with the World Trade Center.

      Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $21,422 in the nine months ended September 30, 2001, compared to $10,483 in the prior year's nine months, an increase of $10,939. This increase resulted primarily from the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.

      Income from partially-owned entities was $62,074 in the nine months ended September 30, 2001, compared to $64,141 in the prior year's nine months, a decrease of $2,067. This decrease by segment resulted from:


                                                                                      Temperature
Increase (decrease) in equity                                         Merchandise     Controlled
in income:                             Total    Office     Retail         Mart         Logistics      Other
                                     --------   ------     ------     -----------     -----------    --------
    Temperature Controlled
      Logistics...............       $(11,775)     $   --     $   --     $  --        $(11,775)      $   --
    CESCR.....................          2,465       2,465         --        --              --           --
    Newkirk Joint Ventures....          5,411          --         --        --              --        5,411
    Partially-owned office
      buildings...............            184         184         --        --              --           --
    Other.....................          1,648          --      2,022       (23)             --         (351)
                                      -------      ------     ------     -----        --------       ------
                                      $(2,067)     $2,649     $2,022     $ (23)       $(11,775)      $5,060
                                      -------      ------     ------     -----        --------       ------
                                      -------      ------     ------     -----        --------       ------


      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $43,931 for the nine months ended September 30, 2001, compared to $18,500 in the prior year's nine months, an increase of $25,431. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. (20% effective rate) on September 28, 2000.

      Primestone Investment Partners, L.P. has defaulted on the repayment of its loan from the Company which was due on October 25, 2001. The principal amount of the loan is $62,000 and there is $3,958 of unpaid interest and fees. The loan is secured by 7,944,893 partnership units in Prime Group Realty L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and is exchangeable into the same number of shares of PGE. It is also guaranteed by affiliates of the borrower. The loan was subordinate to $37,957 of third party indebtedness secured by the same collateral. On October 31, 2001, the Company purchased the $37,957 of third party indebtedness and has commenced foreclosure proceedings with respect to the collateral.

      On October 30, 2001, NorthStar Partnership, L.P. made a quarterly principal payment of $2,500 that was due on September 28, 2001.

      Interest and debt expense was $136,443 for the nine months ended September 30, 2001, compared to $124,204 in the prior year's nine months, an increase of $12,239. This increase resulted primarily from interest on higher average outstanding loan balances, partially offset by a $14,100 savings from a 162 basis point reduction in weighted average interest rates on variable rate debt.

      Net gain on disposition of wholly-owned and partially-owned assets of $3,706 for the nine months ended September 30, 2001 is comprised of (i) $13,869 of an after-tax net gain on sale of the 48 condominium units of the total 53 units at its Park Laurel residential condominium project in New York, (ii) net gain on sale of 570 Lexington Avenue -through a partially-owned entity of $12,445, (iii) net gain from condemnation proceedings of $3,050, partially offset by (iv) the write-off of investments in technology companies and (v) the write-off of its entire net investment of $7,374 in RTR. Net gain on disposition of assets was $10,965 for the nine months ended September 30, 2000 related to the sales of the Company's Westport, Connecticut office property and the company's three Texas shopping center properties.

      Minority interest was $83,931 for the nine months ended September 30, 2001, compared to $75,582 in the prior year's nine months, an increase of $8,349. This increase is primarily due to the issuance of perpetual preferred units.

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

LIQUIDITY AND CAPITAL RESOURCES

      NINE MONTHS ENDED SEPTEMBER 30, 2001

      Cash flows provided by operating activities of $261,235 was primarily comprised of (i) income of $199,401, (ii) adjustments for non-cash items of $97,442 partially offset by (iii) the net change in operating assets and liabilities of $5,074. The adjustments for non-cash items are primarily comprised of (i) cumulative effect of change in accounting principle of $4,110, (ii) the write-off of the Company's remaining equity investments in technology companies of $18,284, (iii) the write-off of its entire net investment of $7,374 in the Russian Tea Room, (iv) depreciation and amortization of $91,226, (v) minority interest of $83,931, partially offset by (vi) the effect of straight-lining of rental income of $23,987, and (vii) equity in net income of partially-owned entities and income applicable to Alexander's of $83,496.

      Net cash provided by investing activities of $17,725 was primarily comprised (i) recurring capital expenditures of $36,173, (ii) non-recurring capital expenditures of $68,152, (iii) development and redevelopment expenditures of $68,152, (iv) investment in notes and mortgages receivable of $36,831, (v) investments in partially-owned entities of $68,145, (vi) acquisitions of real estate of $11,574, offset by, of (vii) proceeds from the sale of real estate of $146,197, (viii) distributions from partially-owned entities of $102,404, and (ix) a decrease in restricted cash arising primarily from the repayment of mortgage escrows of $13,709.

      Net cash used in financing activities of $228,071 was primarily comprised of (i) proceeds from borrowings of $347,853, (ii) proceeds from the issuance of preferred units of $52,673, offset by, (iii) repayments of borrowings of $388,319, (iv) dividends paid on common shares of $143,544, (v) dividends paid on preferred shares of $26,811, and (vi) distributions to minority partners of $79,452.

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


                                                                   Funded by the Company
                                               -------------------------------------------------------------
                                                             New York                  Merchandise                    CESCR
                                               Total       City Office      Retail         Mart        Other     (34% Interest)
                                               -----       -----------      ------     -----------    ------     -------------
Capital Expenditures:
  Expenditures to maintain the assets:
     Recurring.........................      $ 13,703         $ 8,010       $1,142        $ 2,265    $ 2,286        $ 1,328
     Non-recurring.....................        23,029          10,574           --          4,812      7,643          3,911
                                             --------         -------       ------        -------    -------        -------
                                               36,732          18,584        1,142          7,077      9,929          5,239
                                             --------         -------       ------        -------    -------        -------
  Tenant improvements:
     Recurring.........................        22,470          18,331          176          3,874         89          2,085
     Non-recurring.....................         4,485           4,485           --             --         --             37
                                             --------         -------       ------        -------    -------        -------
                                               26,955          22,816          176          3,874         89          2,122
                                             --------         -------       ------        -------    -------        -------
  Total................................      $ 63,687         $41,400       $1,318        $10,951    $10,018        $ 7,361
                                             ========         =======       ======        =======    =======        =======
Leasing Commissions:
     Recurring.........................      $ 10,978         $10,126         $442           $137       $273           $889
     Non-recurring.....................         8,339           8,339           --             --         --             11
                                             --------         -------       ------        -------    -------        -------
                                             $ 19,317         $18,465         $442           $137       $273           $900
                                             ========         =======       ======        =======    =======        =======
Development and Redevelopment
    Expenditures: (1)
      Market Square on Main Street.....      $ 26,227         $    --       $   --        $26,227    $    --        $   --
      Other............................        41,925          20,990        3,453          3,390     14,092         11,590(2)
                                             --------         -------       ------        -------    -------        -------
                                             $ 68,152         $20,990       $3,453        $29,617    $14,092        $11,590
                                             ========         =======       ======        =======    =======        =======

-------------------------------------------------------------------------------
(1) Does not include $51,962 of Fort Lee development costs which were funded by a construction loan and $49,784 of Park Laurel development costs during the nine months ended September 30, 2001.
(2) $8,747 relates to the development of Seven Skyline Place, which is 100% leased.

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



                                                                                Debt          Value of
                                                                   Cash        Assumed      Units Issued     Investment
                                                                 --------     ---------     -------------   ------------

Acquisitions of Real Estate:
    Student Housing Complex (90% interest)................       $  6,660       $17,640          $   --         $ 24,300
    33 N. Dearborn Street.................................         16,000        19,000              --           35,000
    Other.................................................          4,700            --              --            4,700
                                                                 --------       -------          ------         --------
                                                                 $ 27,360       $36,640          $   --         $ 64,000
                                                                 ========       =======          ======         ========
Investments in Partially-Owned Entities:
    Vornado Ceruzzi Joint Venture (80% interest)..........       $ 18,220       $    --          $   --         $ 18,220
    Additional investment in Newkirk......................          1,231            --           6,119            7,350
    Loan to Alexander's...................................         15,000            --              --           15,000
    Funding of Development Expenditures:
      Fort Lee (75% interest).............................          9,898            --              --            9,898
      Park Laurel (80% interest)..........................         30,345            --              --           30,345
                                                                 --------       -------          ------         --------
                                                                 $ 74,694       $    --          $6,119         $ 80,813
                                                                 ========       =======          ======         ========
Investments in Notes and Mortgages Receivable:
    Loan to NorthStar Partnership L.P.....................       $ 65,000       $    --          $   --         $ 65,000
    Loan to Primestone Investment Partners, L.P...........         62,000            --              --           62,000
    Advances to Vornado Operating Company.................         15,251            --              --           15,251
                                                                 --------       -------          ------         --------
                                                                 $142,251       $    --          $   --         $142,251
                                                                 ========       =======          ======         ========




                                                                   New York City              Merchandise
                                                        Total          Office      Retail        Mart          Other
                                                     --------      -------------   ------     -----------    --------
Capital expenditures:
    Expenditures to maintain the assets.......       $ 12,735        $ 8,068       $  542        $ 4,010     $   115
    Tenant improvements.......................         42,808         36,901        2,651          3,044         212
    Redevelopment and development
      expenditures............................         34,293         18,465        1,883         13,945          --
    Corporate (primarily relocation of
      offices)................................         16,743             --           --             --      16,743
                                                     --------        -------       ------        -------     -------
                                                     $106,579        $63,434       $5,076        $20,999     $17,070
                                                     ========        =======       ======        =======     =======



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

SUPPLEMENTAL INFORMATION

      Below are the details of the changes by segment in EBITDA for the three months ended September 30, 2001 from the three months ended June 30, 2001.

                                                                                                        Temperature
                                                                                         Merchandise     Controlled
                                               Total         Office          Retail          Mart        Logistics        Other
                                             ---------      --------        --------     -----------    -----------      -------
Three months ended
     June 30, 2001...................        $188,693       $96,898         $29,382        $27,912         $18,966       $15,535
2001 Operations:
     Same store operations(1)........          (1,747)        1,207            (379)          (925)(3)        (573)       (1,077)(4)
     Acquisitions, dispositions and
        other non-recurring income and
        expenses.....................          16,582        (2,579)             --             --              --        19,161(5)
                                             --------       -------         -------        -------         -------       -------
Three months ended
     September 30, 2001..............        $203,528       $95,526         $29,003        $26,987         $18,393       $33,619
                                             ========       =======         =======        =======         =======       =======
     % increase in same
       store operations..............           (0.9%)         1.2%(2)        (1.3%)         (3.3%)          (3.0%)        (6.9%)

  (1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
  (2) Same store percentage increase was 1.6% for the New York City office portfolio, and a decrease of .4% for the CESCR portfolio. Reflects reduction in occupancy rate from 97% at March 31, 2001 to 95% at June 30, 2001. The subsequent increase in the occupancy rate from 95% to 97% at September 30, 2001 will have a positive impact beginning in the fourth quarter.
  (3) Reflects lower income from trade shows (due to the timing of the trade shows) partially offset by an adjustment for a real estate tax accrual in the three months ended September 30, 2001.
  (4) Reflects same store decrease in the Hotel Pennsylvania EBITDA of $3,255 offset by increases in EBITDA from the Company's other investments. Average occupancy and REVPAR at the hotel were 65.5% and $76.20 for the three months ended September 30, 2001 compared to 76.8% and $113.78 for the quarter ended June 30, 2001.
  (5) EBITDA for the three months ended September 20, 2001 includes an after-tax net gain on sale of Park Laurel condominiums of $13,869, offset by the write-off of the Company's net investment in RTR of $7,374. EBITDA for the prior quarter includes a write-off of all of the Company's remaining investments in technology companies of $13,561.

      The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity for space previously occupied:























                                                        Office                         Merchandise Mart
                                                 --------------------              ------------------------
                                                             CESCR                                             Temperature
                                                 New York    (34%                                               Controlled
                                                   City      interest)  Retail     Office(1)    Showroom(1)     Logistics
                                                 --------    --------   ------     ---------    -----------    -----------
As of September 30, 2001:
  Square feet..............................        14,246     4,249     11,301        2,869         5,044          17,695
  Cubic feet...............................          --          --       --           --            --           445,200
  Number of properties.....................            21        50         55            9             9              89
  Occupancy rate...........................           97%       97%        91%          92%           97%             82%(5)
  Leasing Activity:
      For the quarter ended
        September 30, 2001:
          Square feet......................           762        68         78(3)        24           215            --
          Rent per square foot:
            Initial rent (2)...............        $47.58    $29.72     $12.04       $21.38        $21.10            --
            Prior escalated rent...........        $28.44    $26.55      $9.08       $19.99        $19.82            --
            Percentage increase............         67.3%     11.9%      32.6%         7.0%          6.5%            --

      For the nine months ended
        September 30, 2001:
          Square feet......................         1,272(4)    497        326(3)        50           418            --
          Rent per square foot:
            Initial rent (2)...............        $47.10    $31.28     $16.55       $23.65        $19.98            --
            Prior escalated rent...........        $29.62    $25.26     $14.89       $21.55        $18.25            --
            Percentage increase............         59.0%      23.8      11.1%         9.7%          9.5%            --

As of June 30, 2001:
  Square feet..............................       14,465      4,249     11,301        2,869         5,044          17,569
  Cubic feet...............................         --          --        --           --            --           440,200
  Number of properties.....................           22         50         55            9             9              88
  Occupancy rate...........................          95%        96%        92%          90%           97%             74%(5)




                                                        Office                         Merchandise Mart
                                                 --------------------              ------------------------
                                                             CESCR                                             Temperature
                                                 New York    (34%                                               Controlled
                                                   City      interest)  Retail     Office(1)    Showroom(1)     Logistics
                                                 --------    --------   ------     ---------    -----------    -----------
As of March 31, 2001:
  Square feet..............................       14,410      4,248     11,300        2,869         5,044          17,495
  Cubic feet...............................         --         --         --           --            --           438,900
  Number of properties.....................           22         50         55            9             9              88
  Occupancy rate...........................          97%        98%        92%          91%           98%             73%(5)

As of December 31, 2000:
  Square feet..............................       14,396      4,248     11,293        2,869         5,044          17,495
  Cubic feet...............................         --         --         --           --            --           438,900
  Number of properties.....................           22         50         55            9             9              88
  Occupancy rate...........................          96%        98%        92%          90%           98%             82%

----------------------
(1) The office and showroom space is contained in the same mixed-use properties.
(2) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(3) Does not reflect the assignment to new tenants (Kohls, 83,000 square feet, Giant Foods, 85,000 square feet and Bed, Bath & Beyond, 94,000 square feet) of three former Bradlees leases, which continue to be subject to the guarantee of Stop & Shop Companies, Inc., under a Master Agreement and Guaranty, dated May 1, 1992.
(4) In addition to the above, the Company leased 27,000 square feet of retail space at $221.03 per square foot.
(5) The tenant has advised the Landlord that (i) its revenue for the current quarter and nine months ended September 30, 2001 from the warehouses it leases from the Landlord, is lower than last year by 6.5% and 4.4%, and
     (ii) its gross profit before rent at these warehouses for the corresponding periods is lower than last year by $8,445 (an 18.5% decline) and $18,628
     (a 13.8% decline). These decreases are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

FUNDS FROM OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

      Funds from operations was $104,607 in the three months ended September 30, 2001, compared to $84,629 in the prior year's quarter, an increase of $19,978. Funds from operations for the three months ended September 30, 2001, includes
(i) a $13,869 after-tax net gain on sale of Park Laurel condominiums units and
(ii) $7,374 for the write-off of the Company's entire net investment in the Russian Tea Room. Funds from operations before these items and after minority interest was $99,054, a $14,425 increase over the prior year, a 13.8% increase on a per share basis.

      Funds from operations was $270,445 in the nine months ended September 30, 2001, compared to $247,808 in the prior year's nine months, an increase of $22,637. Funds from operations for the nine months ended September 30, 2001, includes (i) the gain, net of the impairment loss noted above for the quarter of $6,495 (ii) a charge of $5,000 for the write-off of costs associated with two acquisitions which were not consummated and (iii) a charge of $18,284 resulting from the write-off of all of the Company's investments in technology companies. Funds from operations before these items and after minority interest was $284,800, a $36,992 increase over the prior year, a 12.8% increase on a per share basis.

      The following table reconciles funds from operations and net income:

                                                            For the Three Months Ended              For the Nine Months Ended
                                                                   September 30,                          September 30,
                                                           -----------------------------          -----------------------------
                                                              2001               2000                2001               2000
                                                           ----------         ----------          ----------         ----------
Net income applicable to common shares........               $67,876            $58,447            $171,632           $153,251
Cumulative effect of a change in accounting
    principle.................................                    --                 --               4,110                 --
Extraordinary item............................                    --                 --              (1,170)             1,125
Depreciation and amortization of real property                28,342             24,587              88,423             71,665
Straight-lining of property rentals for
    rent escalations..........................                (7,952)            (9,429)            (21,026)           (22,466)
Leasing fees received in excess of income
    recognized................................                  (124)               409                (372)             1,379
Appreciation of securities held in officer's
    deferred compensation trus................                   607              2,183               1,276              3,673
Net gain on sale of 570 Lexington Avenue -
    through a partially-owned entity..........                    --                 --             (12,445)                --
Net gain from condemnation proceeding.........                    --                 --              (3,050)                --
Proportionate share of adjustments to equity
    in net income of partially-owned entities
    to arrive at funds from operations:
        Depreciation and amortization of real
          property............................                16,612             15,182              48,219             47,367
        Net gain on sale of real estate
          (Alexander's Fordham Road
          property)...........................                    --                 --              (6,298)                --
        Other.................................                  (540)              (362)             (1,290)            (2,171)
Net gain on sale of other depreciable real
    estate....................................                    --             (8,405)                 --            (10,965)
Minority interest in excess of preferential
    distributions.............................                (4,869)            (3,405)            (12,585)           (11,317)
                                                            --------            -------            --------           --------
                                                              99,952             79,207             255,424            231,541
Series A preferred shares.....................                 4,655              5,422              15,021             16,267
                                                            --------            -------            --------           --------
Funds from operations--diluted (1)............              $104,607            $84,629            $270,445           $247,808
                                                            ========            =======            ========           ========

      The number of shares that should be used for determining funds from operations per share is as follows:

                                                            For the Three Months Ended              For the Nine Months Ended
                                                                   September 30,                          September 30,
                                                           -----------------------------          -----------------------------
                                                              2001               2000                2001               2000
                                                           ----------         ----------          ----------         ----------
Weighted average shares used for determining
    diluted income per share.................                 92,059             89,713              90,355             88,624
    Series A preferred shares................                  7,933              8,018               7,933              8,018
                                                            --------            -------            --------           --------
Shares used for determining diluted
    funds from operations per share (1)......                 99,992             97,731              98,288             96,642
                                                            ========            =======            ========           ========

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

      Below are the cash flows provided by (used in) operating, investing and financing activities:

                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                -------------------------------
                                                                   2001                 2000
                                                                ----------           ----------
               Operating activities.................              $261,235             $145,148
                                                                ----------           ----------
                                                                ----------           ----------

               Investing activities.................               $17,725            $(503,425)
                                                                ----------           ----------
                                                                ----------           ----------

               Financing activities.................             $(228,071)            $409,931
                                                                ----------           ----------
                                                                ----------           ----------

----------------------
      (1) Assuming all of the convertible units of the Operating Partnership were converted to shares, the minority interest in partnership earnings would not be deducted in calculating funds from operations and the shares used in calculating funds from operations per share would be increased to reflect the conversion. Funds from operations per share would not change. The following table reconciles funds from operations as shown above, to the Operating Partnership's funds from operations for the three and nine months ended September 30, 2001:

                                                            For the Three Months Ended              For the Nine Months Ended
                                                                   September 30,                          September 30,
                                                           -----------------------------          -----------------------------
                                                              2001               2000                2001               2000
                                                           ----------         ----------          ----------         ----------
Funds from operations, as above..............               $104,607             $84,629           $270,445            $247,808
Addback of minority interest reflected as
 equity in the Operating Partnership.........                 13,831              13,019             38,519              38,301
                                                           ----------         ----------          ----------         ----------
Operating Partnership funds from operations..               $118,438             $97,648           $308,964            $286,109
                                                           ----------         ----------          ----------         ----------
                                                           ----------         ----------          ----------         ----------


      The number of shares that should be used for determining Operating Partnership funds from operations per share is as follows:

Shares used for determining diluted funds from
 operations per share, as above..............                 99,992              97,731             98,288              96,642
Convertible units:
    Non-Vornado owned Class A units..........                  5,453               6,397              6,231               6,300
    Class D units............................                     --                 869                 --                 869
    B-1 units................................                    822                 822                822                 822
    B-2 units................................                    411                 411                411                 411
    C-1 units................................                    855                 855                855                 855
    E-1 units................................                  5,680               5,680              5,680               5,680
                                                           ----------         ----------          ----------         ----------
Shares used for determining Operating Partnership
 diluted funds from operations per share.....                113,213             112,765            112,287             111,579
                                                           ----------         ----------          ----------         ----------
                                                           ----------         ----------          ----------         ----------

ACQUISITIONS

      The Company currently owns a 34% interest in CESCR. On October 19, 2001, the Company entered into a definitive agreement pursuant to which Charles E. Smith Commercial Realty L.P. ("CESCR") will combine its operations with Vornado. The consideration for the remaining 66% of CESCR is approximately $1,593,043, consisting of a fixed amount of 15.7 million newly issued Vornado Operating Partnership units (valued at $610,428) and $982,615 of debt (66% of CESCR's total debt). The closing is expected in the first quarter of 2002, subject to receipt of certain consents from third parties and other customary closing conditions.



FINANCINGS

      888 SEVENTH AVENUE

      On January 11, 2001, the Company completed a $105,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.6% and matures on February 11, 2006. A portion of the proceeds received were used to repay the then existing mortgage of $55,000.

      INDUSTRIAL WAREHOUSES

      On September 20, 2001, the Company completed a $50,000 mortgage financing, cross-collateralized by its eight industrial warehouse properties. The loan bears interest at a fixed rate of 6.95% per annum and matures on October 1, 2011.

      OFFERING OF PREFERRED UNITS

      On September 21, 2001, the Company sold an aggregate of $45,000 8.25% Series D-9 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $43,875. The perpetual preferred units may be called without penalty at the option of the Company commencing on September 21, 2006.

      WASHINGTON DESIGN CENTER

      On October 16, 2001, the Company completed a $49,000 refinancing of its Washington Design Center property. The loan bears interest at a fixed rate of 6.95% and matures on October 16, 2011. A portion of the proceeds received were used to repay the then existing mortgage of $23,000.





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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

($ in thousands, except per share amounts)
                                                         September 30, 2001                        December 31, 2000
                                            ----------------------------------------------   ------------------------------
                                                               Weighted      Effect of 1%                       Weighted
                                                               Average        Change In                         Average
                                               Balance      Interest Rate     Base Rates        Balance      Interest Rate
                                            ------------- ----------------- --------------   -------------  ---------------
Wholly-owned debt:
       Variable rate..................      $  1,438,879        4.64%         $   13,153     $  1,593,751        8.00%
       Fixed rate.....................         1,247,559        7.55%                 --        1,063,146        7.61%
                                            ------------                      ----------     ------------
                                            $  2,686,438        5.99%             13,153     $  2,656,897
                                            ============                      ----------     ============

Partially-owned debt:
       Variable rate..................      $    161,108        6.21%              1,611     $    204,462        8.40%
       Fixed rate.....................         1,214,943        7.50%                 --        1,123,926        7.54%
                                            ------------                      ----------     ------------
                                            $  1,376,051        7.41%              1,611     $  1,328,388
                                            ============                      ----------     ============

Minority interest.....................                                            (2,141)
                                                                              ----------

Total decrease in the
  Company's annual net income.........                                        $   12,623
                                                                              ==========
     Per share-diluted................                                        $      .14
                                                                              ==========

-----------------------
(1) Excludes the effect of a $123,500 mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties, as the proceeds are in a restricted mortgage escrow account which bears interest at the same rate as the loan.

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

 (b)    Reports on Form 8-K


         During the quarter ended September 30, 2001, Vornado Realty Trust did not file any reports on Form 8-K.

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




                                                 VORNADO REALTY TRUST
                                       ----------------------------------------
                                                    (Registrant)




Date:  November 1, 2001           By:      /s/ Joseph Macnow
                                       ----------------------------------------
                                       Joseph Macnow, Executive Vice President-
                                              Finance and Administration and
                                              Chief Financial Officer

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

        3.17  --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                    Series D-8 Preferred Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current
                    Report on Form 8-K, dated December 8, 2000 (File No. 1-11954), filed on December 28, 2000......       *

        3.18  --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                    Series D-9 Preferred Shares, dated September 21, 2001, as filed with the State Department of
                    Assessments and Taxation of Maryland on September 25, 2001 - incorporated by reference to
                    Exhibit 3.1 of Vornado's Current Report on Form 8-K dated September 21, 2001
                    (File No. 001-11954), filed on October 12, 2001................................................       *

        3.19  --  Amended and Restated Bylaws of Vornado, as amended on March 2, 2000 - Incorporated by reference to Exhibit 3.12 of Vornado's Annual Report on Form 10-K for the period ended December 31, 1999
                    (File No. 1-11954), filed on March 9, 2000.....................................................       *

        3.20  --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 - Incorporated by reference to Exhibit 3.4 of Vornado's Annual Report
                    on Form 10-K for the year ended December 31, 1997 filed on March 31, 1998 (the "1997 10-K")....       *

        3.21  --  Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty
                    L.P., dated as of December 16, 1997--Incorporated by reference to Exhibit 3.5 of the 1997 10-K.       *

---------------
* Incorporated by reference

      EXHIBIT
        NO.
      -------
        3.22  --  Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the
                    Operating Partnership, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of
                    Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998.....       *

        3.23  --  Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating
                    Partnership, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on
                    November 30, 1998..............................................................................       *

        3.24  --  Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of the
                    Operating Partnership, dated as of November 30, 1998 - Incorporated by reference to Exhibit
                    3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954),
                    filed on February 9, 1999......................................................................       *

        3.25  --  Exhibit A, dated as of December 22, 1998, to Second Amended and Restated Agreement of Limited
                    Partnership of the Operating Partnership - Incorporated by reference to Exhibit 3.4 of
                    Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on
                    February 9, 1999...............................................................................       *

        3.26  --  Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating
                    Partnership, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's
                    Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999..       *

        3.27  --  Exhibit A to Second Amended and Restated Agreement of Limited Partnership of the Operating
                    Partnership, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March
                    17, 1999.......................................................................................       *

        3.28  --  Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on
                    July 7, 1999...................................................................................       *

        3.29  --  Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
                    Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.....       *

        3.30  --  Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
                    Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.....       *

        3.31  --  Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
                    Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25,
                    1999...........................................................................................       *

        3.32  --  Tenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
                    Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25,
                    1999...........................................................................................       *

---------------
* Incorporated by reference

      EXHIBIT
        NO.
      -------

        3.33  --  Eleventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on
                    December 23, 1999..............................................................................       *

        3.34  --  Twelfth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's
                    Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000......       *

        3.35  --  Thirteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's
                    Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000....       *

        3.36  --  Fourteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                    Realty L.P., dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on
                    December 28, 2000..............................................................................       *

        3.37  --  Fifteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of
                    Vornado Realty L.P., dated as of December 15, 2000 - incorporated by reference to Exhibit 4.35 of Vornado's registration statement on Form S-8 (File No. 333-68462), filed on August 27,
                    2001...........................................................................................       *

        3.38  --  Sixteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of
                    Vornado Realty L.P., dated as of July 25, 2001 - incorporated by reference to Exhibit 3.3 of
                    Vornado's Current Report on Form 8-K dated September 21, 2001 (File No. 001-11954), filed on
                    October 12, 2001...............................................................................       *

        3.39  --  Seventeenth Amendment to Second Amended and Restated Agreement of Limited Partnership of
                    Vornado Realty L.P., dated as of September 21, 2001 - incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K dated September 21, 2001 of Vornado Realty Trust
                    (File No. 001-11954), filed on October 12, 2001.                                                      *

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

---------------
* Incorporated by reference

      EXHIBIT
        NO.
      -------

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

         4.7  --  Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, LaSalle Bank
                    National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc. - Incorporated by
                    reference to Exhibit 10.48 of Vornado's Annual Report on Form 10-K for the period ended
                    December 31, 1999 (File No. 1-11954), filed on March 9, 2000...................................       *

---------------
* Incorporated by reference