Form 10-K405
period 2001-12-31
VORNADO REALTY TRUST
filed 2002-03-11
CIK 899689

                                                       EXHIBIT INDEX ON PAGE 137

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: DECEMBER 31, 2001

                                       Or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 1-11954

                              VORNADO REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            MARYLAND                                            22-1657560
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

888 SEVENTH AVENUE, NEW YORK, NEW YORK                                  10019
----------------------------------------                              ----------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust as reflected in the table in Item 12 of this Form 10-K, at February 1, 2002 was $3,613,111,000.

As of February 1, 2002, there were 103,372,574 of the registrant's common shares of beneficial interest outstanding.

                       Documents Incorporated By Reference
                       -----------------------------------

PART III: Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 29, 2002.

                                TABLE OF CONTENTS

           ITEM                                                             PAGE
           ----                                                             ----

PART I.     1.  Business .................................................    4

            2.  Properties ...............................................   12

            3.  Legal Proceedings ........................................   52

            4.  Submission of Matters to a Vote of Security Holders ......   53

                Executive Officers of the Registrant .....................   53

PART II.    5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters ....................................   54

            6.  Selected Consolidated Financial Data .....................   55

            7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................   57

           7A.  Quantitative and Qualitative Disclosures about Market
                  Risk ...................................................   88

            8.  Financial Statements and Supplementary Data ..............   89

            9.  Changes In and Disagreements With Independent Auditors
                  on Accounting and Financial Disclosure .................   89

PART III.  10.  Directors and Executive Officers of the Registrant .......  127

           11.  Executive Compensation ...................................  127

           12.  Security Ownership of Certain Beneficial Owners and
                  Management .............................................  127

           13.  Certain Relationships and Related Transactions ...........  127

PART IV.   14.  Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K ............................................  128

SIGNATURES ...............................................................  129

----------

(1) The Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2001, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 53 of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

      Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "believes", "expects", "anticipates", "estimates", "intends", "plans" or similar expressions in this annual report on form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, the following: (a) national, regional and local economic conditions; (b) the continuing impact of the September 11, 2001 terrorist attacks on our tenants and the national, regional and local economies, including, in particular, the New York City and Washington, D.C. metropolitan areas; (c) local conditions such as an oversupply of space or a reduction in demand for real estate in the area; (d) the financial conditions of tenants; (e) competition from other available space; (f) whether tenants consider a property attractive; (g) whether we are able to pass some or all of any increased operating costs we experience through to our tenants; (h) how well we manage our properties; (i) increased interest expense; (j) decreases in market rental rates; (k) the timing and costs associated with property improvements and rentals; (l) changes in taxation or zoning laws;
(m) government regulations; (n) our failure to continue to qualify as a real estate investment trust; (o) availability of financing on acceptable terms;
(p) potential liability under environmental or other laws or regulations; and
(q) general competitive factors.

      For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this annual report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Form 10-K to reflect the occurrence of unanticipated events. Furthermore, many of these factors may be more likely to occur as a result of the September 11, 2001 terrorist attacks.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

      Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). Vornado is the sole general partner of, and owned approximately 79% of the common limited partnership interest in, the Operating Partnership at February 1, 2002. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

      The Company currently owns directly or indirectly:

OFFICE PROPERTIES ("OFFICE"):

            (i) all or portions of 73 office properties aggregating approximately 27.2 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

RETAIL PROPERTIES ("RETAIL"):

            (ii) 55 shopping center properties in six states and Puerto Rico aggregating approximately 11.3 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

MERCHANDISE MART PROPERTIES:

            (iii) 8.6 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

TEMPERATURE CONTROLLED LOGISTICS:

            (iv) a 60% interest in the Vornado/Crescent partnerships that own 89 warehouse facilities nationwide with an aggregate of approximately 445 million cubic feet of refrigerated space leased to AmeriCold Logistics;

OTHER REAL ESTATE INVESTMENTS:

            (v) 33.1% of the outstanding common stock of Alexander's, Inc. ("Alexander's");

            (vi) the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing .4 million square feet of retail and office space;

            (vii) a 21.1% interest in The Newkirk Master Limited Partnership which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

            (viii) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

            (ix) other investments, including interests in other real estate, marketable securities and loans and notes receivable.

OBJECTIVES AND STRATEGY

      The Company's business objective is to maximize shareholder value. The Company intends to achieve its business objective by continuing to pursue its investment philosophy and executing its operating strategies through:

      o Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
      o Investing in properties in select markets, such as New York City and Washington D.C., where the Company believes there is high likelihood of capital appreciation;
      o Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
      o Investing in retail properties in select understored locations such as the New York City metropolitan area;
      o Investing in fully integrated operating companies that have a significant real estate component with qualified, experienced operating management and strong growth potential which can benefit from the Company's access to efficient capital;
      o Developing/redeveloping the Company's existing properties to increase returns and maximize value; and
      o     On occasion, providing specialty financing to real estate companies.

      The Company expects to finance its growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

ACQUISITIONS

      On January 1, 2002, the Company acquired the remaining 66% of Charles E. Smith Commercial Realty ("CESCR") it did not previously own. The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of
15.7 million newly issued Vornado Operating Partnership units (valued at $608,000,000) and acquiring the assets subject to $992,000,000 of debt (66% of CESCR's total debt). CESCR owns and manages 12.9 million square feet of office properties in Washington D.C. and Northern Virginia and manages an additional
5.8 million square feet of office and other commercial properties in the Washington D.C. area.

DISPOSITIONS

      In 2001, the Company sold: (i) its 50% interest in 570 Lexington Avenue for $60,000,000 resulting in a gain of $12,445,000, (ii) its leasehold interest in 550/600 Mamaroneck Avenue for $22,500,000 which approximated book value, and
(iii) its 80% interest in 52 condominium units of the total 53 units at the Park Laurel residential condominium project in New York resulting in an after tax net gain of $15,657,000.

      Further details of the Company's dispositions are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this document.

DEVELOPMENT AND REDEVELOPMENT PROJECTS

      The following table sets forth certain information for development/redevelopment projects:

($ in millions)                                                                            The Company's Share of
                                                                             -------------------------------------------------
                                                                                                      Costs Expended
                                                                                            ----------------------------------
                                                             Estimated         Estimated        Year Ended     Estimated Costs
Projects                                                  Completion Date    Project Cost   December 31, 2001    to Complete
--------                                                  ---------------    ------------   -----------------  ---------------
COMPLETED IN 2001:
Merchandise Mart:
  Plaza Suites on Main Street, High Point -
    construction of 433,000 square feet of showrooms .       Fall 2001       $       37.2      $       27.5      $      --
Park Laurel (69% interest) - construction and sale of
  119,000 square foot residential condominium tower in
  Manhattan (as of March 1, 2002, 52 of the 53 units
  have been sold for an aggregate of $139.5) .........       Fall 2001              109.9              39.1             --
                                                                             ------------      ------------      ---------
                                                                             $      147.1      $       66.6      $      --
                                                                             ============      ============      =========
IN PROCESS:
Office:
  New York City:
    Penn Plaza Area:
      435 Seventh Avenue - demolition of existing
        buildings and the construction of 43,000
        square feet of retail space pre-leased to
        Hennes & Mauritz .............................       Fall 2002       $       19.9      $        5.3      $    14.1
      GreenPoint site adjacent to One Penn Plaza -
        redevelopment of 28,000 square feet of retail
        space ........................................      Spring 2002              12.5               3.4            8.4
    640 Fifth Avenue - construction of additional
      48,000 square feet of office space and
      redevelopment of existing building .............      Spring 2003              50.7               1.4           49.3
    175 Lexington Avenue (50% interest) - construction
      of a 45,000 square foot building containing
      approximately 2,300 square feet of commercial
      space and 42,700 square feet of low income
      residential housing to be exchanged upon
      completion for air rights ......................      Spring 2002               7.7               2.3            3.3
Merchandise Mart:
  400 North LaSalle, Chicago (85% interest) -
    construction of 378,000 square foot high rise
    rental apartment complex .........................      Spring 2004              71.2               2.3           68.9
  Wells Kinzie Garage - Chicago (50% interest) -
    244,000 square foot parking garage adjacent to 400
    North LaSalle ....................................      Spring 2002              11.1               5.5            5.6
Other:
  Fort Lee, New Jersey (75% interest) - construction
    of a 41-story, 800,000 square foot high rise
    rental apartment complex .........................      Summer 2002             100.3              48.2            8.8
                                                                             ------------      ------------      ---------
                                                                             $      273.4      $       68.4      $   158.4
                                                                             ============      ============      =========

      The above table does not include the capital requirements of Alexander's and Temperature Controlled Logistics which are described in Item 2: Properties.

      The Company is also in the pre-development phase of a number of projects including: (i) redevelopment of retail space in the Penn Plaza area, (ii) the redevelopment of retail space in Crystal City, (iii) the redevelopment of the former Bradlees building at 14th Street and Union Square to include office and/or retail space, (iv) the refurbishment of the Hotel Pennsylvania and (v) the construction of an office tower in excess of 1,000,000 square feet at 20 Times Square (70% interest). Further, the Company is reviewing opportunities in connection with New York City's recent approval of a Penn Plaza signage district.

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

      REVOLVING CREDIT AGREEMENT

      Vornado Operating was granted a $75,000,000 unsecured revolving credit facility from the Company (the "Revolving Credit Agreement") which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 2001, $31,424,000 was outstanding under the Revolving Credit Agreement.

      AGREEMENT WITH VORNADO OPERATING

      The Company and Vornado Operating are parties to an Agreement pursuant to which, among other things, (i) the Company will under certain circumstances offer Vornado Operating an opportunity to become the lessee of certain real property owned now or in the future by the Company (under mutually satisfactory lease terms) and (ii) Vornado Operating will not make any real estate investment or other REIT-Qualified Investment unless it first offers the Company the opportunity to make such investment and the Company has rejected that opportunity.

      Under the Agreement, the Company provides Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. Pursuant to the Agreement, compensation for such services was approximately $371,000, $330,000 and $330,000 for the years ended December 31, 2001, 2000 and 1999.

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

      TEMPERATURE CONTROLLED LOGISTICS BUSINESS

      On March 11, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of Temperature Controlled Logistics encompassing the operations of the temperature controlled business for approximately $48,700,000 to a new partnership ("AmeriCold Logistics") owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Vornado/Crescent Partnerships ("the Landlord") which continue to own the real estate. The leases, as amended, generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to, among other things, (i) reduce 2001's contractual rent to $146,000,000, (ii) reduce 2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and
(iv) allow AmeriCold Logistics to defer rent to December 31, 2003 to the extent cash is not available, as defined in the leases, to pay such rent. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $15,281,000 and $8,606,000 of the rent it was due in the years ended December 31, 2001 and 2000. On December 31, 2001, the Landlord released the tenant from its obligation to pay $39,812,000 of deferred rent of which the Company's share was $23,887,000. This amount equals the rent which was not recognized as income by the Company and accordingly had no profit and loss effect to the Company.

      Vornado Operating has previously disclosed that its investments are not expected to generate sufficient cash flow to pay all of its expenses for the foreseeable future. As a result, to enable Vornado Operating to meet its cash requirements, the Company anticipates that the leases with Vornado Operating's investee may be restructured to provide additional cash flow and Vornado Operating's investee may sell non-core assets.

OTHER INVESTMENTS

      (amounts in thousands)

      The Company's other investments at December 31, 2001 are comprised of:

Other Real Estate Investments:
  Carried at Equity*:
     Starwood Ceruzzi Joint Venture (1).................................         $ 25,791
     The Park Laurel Joint Venture (2)..................................           (4,745)
  Consolidated:
     The Palisades Joint Venture (3)....................................          122,000
     Student Housing (4)................................................           26,918
                                                                                 --------
                                                                                 $169,964
                                                                                 ========
Marketable Securities, including $48,758 of Capital Trust, Inc.
  ("Capital Trust") preferred securities (5)............................         $126,774
                                                                                 ========

Notes and Mortgage Loans Receivable:
     NorthStar Partnership L.P. (6).....................................         $ 57,641
     Primestone Investment Partners, L.P. (7)...........................          106,768
     Dearborn Center (8)................................................           21,522
     Commonwealth Atlantic Properties, an affiliate of Lazard Freres
       Real Estate Investors L.L.C. ("CAPI") (9)........................           41,200
     Vornado Operating (see page 7 for further details).................           31,424
                                                                                 --------
                                                                                 $258,555
                                                                                 ========

* The Company does not have unilateral control over key decisions with respect to these partially-owned entities and therefore does not consolidate their operations and financial position and applies the equity method of accounting in accordance with generally accepted accounting principles. The Company includes its share of partially-owned entities debt in reporting its exposure to a change in interest rates under Item 7A "Quantitive and Qualitative Disclosures about Market Risk" and in its ratio of debt-to-enterprise value as disclosed on page 10. See Note 4 - "Investments in Partially-Owned Entities" to the Financial Statements for details by investment.

----------
(1)   STARWOOD CERUZZI JOINT VENTURE

      The Starwood Ceruzzi Joint Venture was formed in 2000 by the Company, the 80% non-managing partner, and Starwood Ceruzzi, the 20% managing partner, to acquire fee and leasehold interests in properties formerly occupied by Hechinger Inc., a home improvement retailer which was liquidated. In the first quarter of 2000, the joint venture acquired two fee interests containing 210,000 square feet and four leasehold interests containing 400,000 square feet in properties located in Pennsylvania, Virginia, Maryland and Ohio. One of the fee interests was sold in March, 2001 for $8,000, resulting in a gain of $1,744 (of which the Company's share was $1,395). The venture is redeveloping the remaining properties for retail use and will net lease them to tenants. The venture has no debt.

(2)   PARK LAUREL JOINT VENTURE

      The Park Laurel Joint Venture was formed in 1997 to develop a property in Manhattan, consisting of 94,000 square feet to be owned and used by the YMCA and 119,000 square feet of residential condominiums to be sold by the Company and its joint venture partner. Vornado has a 69% interest and shares control with its partners. The total cost of the project was approximately $109,900. In the third and fourth quarters of 2001, the joint venture completed the sale of 52 condominium units of the total
      53 units and received proceeds of $139,548. The Company's share of the after tax net gain was $15,657 and is after a charge of $3,953 (net of a tax benefit of $1,826) for awards accrued under the venture's incentive compensation plan. The credit balance at December 31, 2001 is a result of the above mentioned accrual.

(3)   THE PALISADES JOINT VENTURE

      The Palisades Joint Venture was formed in 1999 to develop an 800,000 square foot high-rise residential tower in Fort Lee, New Jersey. The joint venture agreement provides for the Company to contribute 95% of the equity and receive 75% of the net profit after a 12% preferred return. The estimated total cost of the project is $133,700. Costs incurred to date are $122,000, of which $90,500 has been funded by a construction loan, $30,000 by the Company and $1,500 by the Company's partner. The property is expected to become operational in the Summer of 2002. Upon completion, the complex will include a 41-story residential tower containing 538 apartments and an 800 space parking facility.

(4)   STUDENT HOUSING

      In January 2000, the Company and its joint venture partner acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000. The Company has a 90% interest in the joint venture.

(5)   CAPITAL TRUST PREFERRED SECURITIES

      The Company's investment at December 31, 2001 is comprised of (i) approximately $30,000 of 8.25% step-up convertible junior subordinated debentures and (ii) approximately $20,000 of 13% step-up junior subordinated debentures. The blended coupon rate was 10.16% per annum at December 31, 2001. The convertible amount is convertible into shares of Class A common stock of Capital Trust (NYSE:CT) at a conversion price of $7.00 per share. The convertible amount is redeemable by Capital Trust, in whole or in part, on or after September 30, 2004. The non-convertible amount is redeemable by Capital Trust, in whole or in part, at any time. Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust nominated by the Company.

(6)   LOAN TO NORTHSTAR PARTNERSHIP, L.P.

      On September 19, 2000, the Company acquired $75,000 of subordinated unsecured debt of NorthStar Partnership, L.P., a private real estate company, for $65,000. The loan bears interest at 11.5% per annum, requires quarterly principal payments of $2,500 and matures in May 2002. All of the quarterly principal payments have been received by the Company in accordance with the loan agreement with the exception of the payment due on September 28, 2001 which was not received until October 30, 2001.

(7)   LOAN TO PRIMESTONE INVESTMENT PARTNERS, L.P.

      On September 28, 2000, the Company made a $62,000 loan to Primestone Investment Partners, L.P. The Company received a 1% upfront fee and is entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bears interest at 16% per annum. Primestone Investment Partners, L.P. defaulted on the repayment of this loan on October 25, 2001. The Company's loan was subordinate to $37,957 of other debt of the borrower. On October 31, 2001, the Company purchased the other debt for its face amount. The loans are secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE), which units are exchangeable for the same number of shares of PGE. The loans are also guaranteed by affiliates of the borrower. The Company has commenced foreclosure proceedings with respect to the collateral.

      On November 19, 2001 the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768, including unpaid interest and fees of $6,790. Under the terms of the participation agreement, cash payments received shall be applied (i) first, to the reimbursement of reimbursable out-of-pocket costs and expenses incurred in connection with the servicing, administration or enforcement of the loans after November 19, 2001, (ii) second, to the Company and Cadim pro rata in proportion to the amount of interest and fees owed to them (all of such fees and interest accrued through November 19, 2001 are for the account of Vornado and all of such fees and interest accrued after November 19, 2001 accrue on a 50/50 basis to the Company and Cadim) and (iii) third, 50% to the Company and 50% to Cadim. The Company has agreed that in the event the Company acquires the collateral in a foreclosure proceeding it will, upon the request of Cadim, deliver 50% of such collateral to Cadim.

      For financial reporting purposes, the gross amount of the loan, $106,768, is included in "Notes and mortgage loans receivable" and Cadim's 50% participation, $50,000, is reflected in "Other liabilities". The Company did not recognize income on these loans for the period from November 19, 2001 through December 31, 2001, and will not recognize income until such time that cash is received or foreclosure proceedings have been consummated. The Company believes that the value of the collateral and the guarantees is sufficient to cover the carrying amount of the loans receivable including unpaid interest and fees (See Item. 3 - "Legal Proceedings").

(8)   DEARBORN CENTER

      The Company's investment of $21,522 represents a 38.5% interest in $55,901 funded of a $65,000 mezzanine loan to an entity whose sole asset is Dearborn Center, a 1.5 million square foot high-rise office tower under construction in Chicago. The entity is owned by Prime Group
      Realty L.P. and another investor. The Company is a member of a loan syndicate led by a money center bank. The proceeds of the loan are being used to finance the construction, and are subordinate to a $225,000 first mortgage. The loan is due January 21, 2004, three years from the date of the initial draw, and provides for a 1 year extension at the borrower's option (assuming net operating income at a specified level and a cash reserve sufficient to fund interest for the extension period). The loan bears interest at 12% per annum plus additional interest ranging from a minimum of 9.5% to a maximum of 13% if certain leasing thresholds are not met.

(9)   CAPI

      In March 1999, in connection with the Company's acquisition of land under certain of the CESCR office properties from CAPI, the Company made a $41,200 loan to CAPI, which matures in June 2004. Interest on the loan was 8.5% at December 31, 2001. The loan is secured by approximately 1,100,000 units of Vornado Realty, L.P. Series E-1 Convertible Preferred Units (with a liquidation value of $55,000 at December 31, 2001) issued to CAPI in connection with the acquisition. Each Series E-1 Unit is convertible into 1.1364 shares of Vornado Realty Trust.

FINANCING ACTIVITIES

      On September 20, 2001, the Company sold an aggregate of $45,000,000 8.25% Series D-9 Cumulative Redeemable Preferred Units to an institutional investor resulting in net proceeds of approximately $43,875,000.

      On November 19, 2001, the Company sold 9,775,000 common shares pursuant to an effective registration statement based on the closing price of $40.58 on the NYSE. The net proceeds to the Company were approximately $377,200,000. In connection therewith, the Company repaid the $285,000,000 then outstanding under its revolving credit facility.

      On February 25, 2002, the Company sold 884,543 shares to a closed-end fund and 514,200 shares to a unit investment trust based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $57,042,000.

      In addition, the Company completed property level financings of $254,000,000 in 2001.

      Further details of the Company's financing activities are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this document.

      At December 31, 2001, the ratio of debt-to-enterprise value (market equity value plus debt less cash) was 38% based on debt of $3.6 billion, including the Company's proportionate share of debt of partially-owned non-consolidated entities. In the future, in connection with its strategy for growth, this percentage may change. The Company's policy concerning the incurrence of debt may be reviewed and modified from time to time without the vote of shareholders.

      The Company may seek to obtain funds through equity offerings, debt financings or asset sales, although there is no express policy with respect thereto. The Company may offer its shares or Operating Partnership units in exchange for property and may repurchase or otherwise re-acquire its shares or any other securities in the future.

EBITDA BY SEGMENT AND REGION

      The following table sets forth the percentage of the Company's EBITDA(1) by segment and region for the years ended December 31, 2001, 2000, and 1999. The proforma column gives effect to the January 1, 2002 acquisition by the Company of the remaining 66% interest in CESCR described previously, as if it had occurred on January 1, 2001.

                                                                              PERCENTAGE OF EBITDA(1)
                                                               ----------------------------------------------------
                                                                             Years Ended December 31,
                                                               ----------------------------------------------------
                                                               Proforma                     Historical
                                                               --------          ----------------------------------
                                                                 2001            2001           2000           1999
                                                               --------          ----           ----           ----
SEGMENT
  Office:
     New York...........................................           31%             38%            35%            32%
     CESCR..............................................           26%             10%            10%            10%
                                                                 ----            ----           ----           ----
     Total..............................................           57%             48%            45%            42%
  Retail................................................           12%             15%            16%            19%
  Merchandise Mart Properties...........................           12%             14%            12%            12%
  Temperature Controlled Logistics......................            8%             10%            13%            16%
  Other.................................................           11%             13%            14%            11%
                                                                 ----            ----           ----           ----
                                                                  100%            100%           100%           100%
                                                                 ====            ====           ====           ====
REGION

  New York City metropolitan area.......................           42%             52%            50%            48%
  Washington D.C./Northern Virginia metropolitan area...           26%             11%            12%            12%
  Chicago...............................................            9%             11%             9%             8%
  Philadelphia metropolitan area........................           --               1%             3%             4%
  Puerto Rico...........................................            1%              2%             2%             2%
  Other (2).............................................           22%             23%            24%            26%
                                                                 ----            ----           ----           ----
                                                                  100%            100%           100%           100%
                                                                 ====            ====           ====           ====

----------
(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2) Other includes the Temperature Controlled Logistics segment which has warehouse facilities in 33 states and Alberta, Canada. See page 36 for details.

ALEXANDER'S

      The Company owns 33.1% of the outstanding shares of common stock of Alexander's. See "Interstate Properties" below for a description of Interstate's ownership of the Company and Alexander's.

      Alexander's has seven properties (see Item 2. Properties--Alexander's).

      At December 31, 2001, the Company had loans receivable from Alexander's of $119,000,000, including $24,000,000 drawn under the $50,000,000 line of credit the Company granted to Alexander's on August 1, 2000. The maturity date of the loan and the line of credit were extended to April 15, 2003. The interest rates on the loan and line of credit will reset on March 15, 2002, and quarterly thereafter, using the same spread to treasuries as presently exists with a 3% floor for treasuries.

      The Company manages, develops and leases the Alexander's properties under a management and development agreement (the "Management Agreement") and a leasing agreement (the "Leasing Agreement") pursuant to which the Company receives annual fees from Alexander's. These agreements have a one-year term expiring in March of each year and are automatically renewable. See Item 2 - "Properties" for a description of Alexander's properties and development and redevelopment projects.

      Alexander's common stock is listed on the New York Stock Exchange under the symbol "ALX".

INTERSTATE PROPERTIES

      As of December 31, 2001, Interstate Properties and its partners owned approximately 15.5% of the common shares of beneficial interest of the Company, 27.5% of Alexander's common stock and beneficial ownership of 17.8% of Vornado Operating. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of both Alexander's and Vornado Operating. Mr. Wight is a trustee of the Company and is also a director of both Alexander's and Vornado Operating. Mr. Mandelbaum is a trustee of the Company and is also a director of Alexander's.

COMPETITION

      The Company's business segments, Office, Retail, Merchandise Mart Properties, Temperature Controlled Logistics, and Other operate in highly competitive environments. The Company has a large concentration of properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area. The Company competes with a large number of real estate property owners and developers. Principal factors of competition are rent charged, attractiveness of location and the quality and breadth of services provided. The Company's success depends upon, among other factors, the trends of the national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

ENVIRONMENTAL REGULATIONS

      The Company's operations and properties are subject to a variety of environmental laws and regulations in each of the jurisdictions in which it operates governing, among other things, soil and groundwater contamination, the use, handling and disposal of hazardous substances, air emissions, wastewater discharges, and employee health and safety. Under various Federal and state laws and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous substances released at a property and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws can impose liability without regard to whether the owner or operator knew of, or caused, the release of such substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. Other Federal, state and local laws and regulations require abatement or removal of asbestos-containing materials that are damaged, decayed or distributed by demolition, renovation or remodeling. The laws also govern emissions of and exposure to asbestos fibers in the air. Air emissions, waste-water discharges, the maintenance and removal of lead paint and certain electrical equipment containing polychlorinated-biphenyls (PCBs), and the operation and subsequent removal of underground storage tanks are also regulated by Federal and state laws. In connection with the ownership, operation and management of its properties, the Company could be held liable for the costs of remedial action with respect to such regulated substances and tanks and related claims for personal injury, property damage or fines.

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

INSURANCE

      The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies are excluding terrorists acts from coverage in all risk policies. In 2002, the Company has been unable to obtain all risk insurance which includes coverage for terrorists acts for policies it has renewed including the New York City Office portfolio and may not be able to obtain such coverage for any of its other properties in the future. Therefore, the risk of financial loss in the case of terrorist acts is the Company's, which loss could be material.

      The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company) and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

CERTAIN ACTIVITIES

      Acquisitions and investments are not required to be based on specific allocation by type of property. The Company has historically held its properties for long-term investment; however, it is possible that properties in the portfolio may be sold in whole or in part, as circumstances warrant, from time to time. Further, the Company has not adopted a policy that limits the amount or percentage of assets which would be invested in a specific property. While the Company may seek the vote of its shareholders in connection with any particular material transaction, generally the Company's activities are reviewed and may be modified from time to time by its Board of Trustees without the vote of shareholders.

EMPLOYEES

      The Company has approximately 1,446 employees consisting of 306 in the Office Properties segment (including 210 as a result of the CESCR acquisition), 39 in the Retail Properties segment, 487 in the Merchandise Mart Properties segment, 456 at the Hotel Pennsylvania and 158 corporate staff. This does not include employees of partially-owned entities.

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

      The Company's principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894-7000.

ITEM 2. PROPERTIES

      The Company currently owns, directly or indirectly, Office properties, Retail properties, Merchandise Mart properties and Temperature Controlled Logistics refrigerated warehouses. The Company also owns or has investments in Alexander's, Hotel Pennsylvania, The Newkirk Master Limited Partnership, and dry warehouses and industrial buildings.

OFFICE

      The Company currently owns all or a portion of 73 office properties containing approximately 27.2 million square feet. Of these properties, 22 containing 14.3 million square feet are located in the New York City metropolitan area (primarily Manhattan) (the "New York City Office Properties") and 51 containing 12.9 million square feet are located in the Washington D.C. and Northern Virginia area (the "CESCR Office Properties"). Prior to January 1, 2002, the Company owned a 34% interest in CESCR. On January 1, 2002, the Company acquired the remaining 66% interest.

      The following data on pages 13 to 18 covers the New York City Office Properties. The CESCR Office Properties are described on pages 19 to 22.

NEW YORK CITY OFFICE PROPERTIES:

      The New York City Office Properties contain: (i) 13,149,000 square feet of office space, (ii) 812,000 square feet of retail space and (iii) 339,000 square feet of garage space (5 garages).

      The following table sets forth the percentage of the New York City Office Properties 2001 revenue by tenants' industry:

Industry                                                              Percentage
--------                                                              ----------
Publishing ..........................................................      9%
Retail ..............................................................      9%
Media and Entertainment .............................................      7%
Legal ...............................................................      6%
Insurance ...........................................................      6%
Government ..........................................................      6%
Finance .............................................................      5%
Service Contractors .................................................      5%
Technology ..........................................................      4%
Apparel .............................................................      4%
Not-for-Profit ......................................................      3%
Pharmaceuticals .....................................................      3%
Advertising .........................................................      3%
Bank Branches .......................................................      2%
Other ...............................................................     28%

      The Company's New York City Office property lease terms generally range from 5 to 7 years for smaller tenant spaces to as long as 20 years for major tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant's share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction costs of its premises.

      No tenant in the office segment accounted for more than 10% of the Company's total revenue. Below is a listing of tenants which accounted for 2% or more of the New York City Office Properties revenues in 2001:

                                       Square Feet        2001
Tenant                                   Leased         Revenues      Percentage
------                                 -----------      --------      ----------
  Sterling Winthrop, Inc.............    429,000      $18,088,000        3.4%
  VNU Inc............................    515,000       16,967,000        3.2%
  The McGraw-Hill Companies, Inc.....    518,000       15,407,000        2.9%
  Times Mirror Company...............    519,000       12,311,000        2.3%

      The following table sets forth lease expirations as of December 31, 2001, for the New York Office property leases for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                  Annual Escalated
                                                                      Percentage of           Rent of Expiring Leases
                                 Number of       Square Feet of       Total Leased      ----------------------------------
Year                          Expiring Leases    Expiring Leases       Square Feet           Total         Per Square Foot
----                          ---------------    ---------------       -----------           -----         ---------------
2002......................          198               746,000              5.6%         $   23,101,000       $  30.98
2003......................          105               520,000(1)           3.9%             19,379,000          37.27
2004......................          122               952,000              7.1%             36,819,000          38.68
2005......................          109               655,000              4.9%             25,142,000          38.37
2006......................           99             1,212,000              9.1%             41,067,000          33.88
2007......................           50               780,000              5.9%             28,465,000          36.51
2008......................           53             1,127,000              8.5%             37,750,000          33.51
2009......................           48               591,000              4.4%             21,277,000          35.99
2010......................           45             1,335,000             10.0%             48,223,000          36.13
2011......................           26               942,000              7.1%             43,828,000          46.52

----------
(1) Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office. The annual escalated rent is $3,271,000 or $6.64 per square foot. The U.S. Post Office has 7 five-year renewal options remaining.

      As of February 1, 2002, the occupancy rate of the Company's New York City Office properties was 97%. The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the New York City Office properties at the end of each of the past four years.

                                                                 Average Annual
         As of                Rentable                           Escalated Rent
      December 31,          Square Feet      Occupancy Rate      Per Square Foot
----------------------      -----------      --------------      ---------------
2001..................       14,300,000            97%              $  35.53
2000..................       14,396,000            96%              $  32.18
1999..................       14,028,000            95%              $  30.16
1998..................       12,437,000            91%              $  28.14

      The Company launched PowerSpace flexible shared office space in September 2000. Offices range in size from 80 to 1,200 square feet. Lease terms range from one month to a year. The PowerSpace product line includes individual offices, group rooms and multi-room suites. The following table sets forth the PowerSpace locations in the Company's office buildings and the average occupancy rates for 2001:

                                                                 Average
                                                                Occupancy
Location                                        Square Feet        Rate
--------                                        -----------     ---------
330 Madison Avenue
  (commenced operations - 11/15/00)......            75,231        75%
770 Broadway
  (commenced operations - 2/1/01)........            23,896        50%
909 Third Avenue
  (commenced operations - 4/1/01)........            17,359        40%

      In 2001, 1,636,000 square feet of New York City office space was leased at a weighted average initial rent per square foot of $46.05. The Company's ownership interest in the leased square footage is 1,479,000 square feet at a weighted average initial rent per square foot of $47.05, a 57.6% increase over the weighted average escalated rent per square foot of $29.85 for the expiring leases. Following is the detail by building:

                                                        2001 Leases
                                             --------------------------------
                                                              Average Initial
                                                              Rent Per Square
Location                                     Square Feet          Foot(1)
--------                                     -----------      ---------------
   One Penn Plaza......................        385,000            $  54.23
   20 Broad Street (60%)...............        361,000               35.29
   330 West 34th Street................        166,000               37.62
   Two Park Avenue.....................        152,000               53.08
   Eleven Penn Plaza...................        139,000               53.54
   150 East 58th Street................         98,000               47.31
   770 Broadway........................         51,000               40.00
   1740 Broadway.......................         45,000               58.00
   595 Madison Avenue..................         37,000               60.29
   909 Third Avenue....................         30,000               60.00
   Two Penn Plaza......................         27,000               47.31
   7 West 34th Street..................         26,000               28.50
   866 UN Plaza........................         25,000               37.76
   40 Fulton Street....................         24,000               32.41
   640 Fifth Avenue....................         20,000               43.50
   Paramus.............................         15,000               19.79
   90 Park Avenue......................         12,000               58.00
   330 Madison Avenue (25%)............         11,000               53.00
   570 Lexington Avenue (50%) (2)......          5,000               48.00
   550/600 Mamaroneck Avenue (2).......          5,000               22.27
   888 Seventh Avenue..................          2,000               52.00
                                             ---------
Total..................................      1,636,000               46.05
                                             =========
Vornado's Ownership Interest...........      1,479,000               47.05
                                             =========

----------
(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2)   These buildings were sold during 2001.

      In addition to the office space noted above, the Company leased 38,000 square feet of retail space, primarily on grade, at a weighted average initial rent of $179.34 per square foot. Further, the Company leased 177,000 square feet of new space (first generation space or space which has been vacant for nine months or more) at a weighted average initial rent per square foot of $49.70.

New York City Office Properties

      The following table sets forth certain information for the New York City Office Properties owned by the Company as of December 31, 2001.


                                  YEAR                     APPROXIMATE
                               ORIGINALLY      LAND         LEASABLE          NUMBER
                               DEVELOPED       AREA      BUILDING SQUARE        OF
          LOCATION            OR ACQUIRED    (SQ. FT.)         FEET           TENANTS
          --------            -----------    ---------   ---------------      -------
NEW YORK
MANHATTAN
    One Penn Plaza (3)            1998         128,000        2,502,000          209













    Two Penn Plaza                1997         117,000        1,521,000           52






    909 Third Avenue (3)          1999          82,000        1,304,000           21








    770 Broadway                  1998          63,000        1,046,000            9




    Eleven Penn Plaza             1997          56,000        1,021,000           57







                                             ANNUALIZED
                               ANNUALIZED    ESCALATED                                               LEASE
                               BASE RENT        RENT                       PRINCIPAL TENANTS       EXPIRATION/
                                  PER        PER SQ. FT.     PERCENT     (50,000 SQUARE FEET OR      OPTION      ENCUMBRANCES
          LOCATION             SQ. FT. (1)       (2)        LEASED (1)            MORE)             EXPIRATION    (THOUSANDS)
          --------            ------------   -----------    ----------   ----------------------    -----------   ------------
NEW YORK
MANHATTAN
    One Penn Plaza (3)           $ 33.65       $ 36.32        99%      Buck Consultants               2008       $  275,000
                                                                       Cisco Systems               2005/2010
                                                                       First Albany                2008/2013
                                                                       General Motors Acceptance
                                                                       Corp.                       2004/2009
                                                                       Kmart (5)                   2016/2036
                                                                       Metropolitan Life              2004
                                                                       MWB Leasing                    2006
                                                                       Parsons Brinkerhoff         2008/2013
                                                                       Public Service Commission   2004/2014
                                                                       Stone & Webster                2008
                                                                       The United States of
                                                                       America                        2011

    Two Penn Plaza                 30.83         31.83        98%      Compaq Computer                2003          157,697
                                                                       Forest Electric             2006/2011
                                                                       Information Builders, Inc.  2013/2023
                                                                       Madison Square Garden       2007/2017
                                                                       McGrawHill Co., Inc.        2020/2030
                                                                       US Healthcare Service          2006

    909 Third Avenue (3)           27.97         29.93        99%      Bear Stearns                2011/2016        105,253
                                                                       Citibank                       2008
                                                                       Fischbein Badillo              2008
                                                                       Forest Laboratories         2010/2020
                                                                       IDG Books                      2010
                                                                       Ogilvy Public Relations     2009/2014
                                                                       Shearman & Sterling         2007/2012
                                                                       U.S. Post Office (4)        2003/2038

    770 Broadway                   30.30         30.92       100%      J. Crew                     2012/2017         66,963
                                                                       Kmart (5)                   2016/2036
                                                                       MTVN Online                 2010/2015
                                                                       V.N.U. U.S.A, Inc           2015/2020

    Eleven Penn Plaza              31.66         33.60        96%      Crowthers McCall               2010           51,376
                                                                       EMC Corp.                      2008
                                                                       Executive Office Network       2012
                                                                       Faulkner & Gray             2006/2011
                                                                       Federated Dept Stores       2015/2020
                                                                       General Media                  2009
                                                                       Rainbow Media Holdings         2017


                                  YEAR                     APPROXIMATE
                               ORIGINALLY      LAND         LEASABLE          NUMBER
                               DEVELOPED       AREA      BUILDING SQUARE        OF
          LOCATION            OR ACQUIRED    (SQ. FT.)         FEET          TENANTS
          --------            -----------    ---------   ---------------     -------
    Two Park Avenue               1997          44,000          964,000           43







    90 Park Avenue                1997          38,000          884,000           25



    888 Seventh Avenue (3)        1999          32,000          875,000           43





    330 West 34th Street (3)      1998          46,000          634,000           10



    1740 Broadway                 1997          30,000          563,000           14



    150 East 58th Street          1998          21,000          557,000          112

    866 United Nations Plaza      1997          90,000          391,000           85



    595 Madison (Fuller
       Building)                  1999          13,000          303,000           76

    640 Fifth Avenue              1997          22,000          266,000            9

    40 Fulton Street              1998          18,000          235,000           24

    689 Fifth Avenue              1998           6,000           89,000            8

    7 West 34th Street            2000          35,000          425,000            4



    715 Lexington Avenue (3)      2001           7,000           36,000           22

    330 Madison Avenue
       (25% Ownership)            1997          33,000          777,000           48



                                             ANNUALIZED
                              ANNUALIZED     ESCALATED                                               LEASE
                               BASE RENT        RENT                       PRINCIPAL TENANTS       EXPIRATION/
                                  PER        PER SQ. FT.    PERCENT      (50,000 SQUARE FEET OR      OPTION       ENCUMBRANCES
          LOCATION             SQ. FT. (1)      (2)        LEASED (1)            MORE)             EXPIRATION     (THOUSANDS)
          --------            -----------    -----------   ----------    ----------------------    -----------    ------------
    Two Park Avenue                32.50         32.30        99%      Hartford Insurance             2011           90,000
                                                                       Herrick Feinstein           2010/2015
                                                                       Medical Liability Mutual
                                                                       Ins                            2009
                                                                       Schiefflin & Somerset       2006/2010
                                                                       Times Mirror Company        2010/2025
                                                                       United Way                  2013/2018

    90 Park Avenue                 34.16         40.06       100%      HQ Global Workplace            2008               --
                                                                       Sterling Winthrop Inc.      2015/2035
                                                                       Warnaco (5)                    2004

    888 Seventh Avenue (3)         35.86         38.23        92%      Golden Books                   2013          105,000
                                                                       New Line Realty                2007
                                                                       Soros Fund                  2004/2010
                                                                       Kaplan Educational Center   2006/2011
                                                                       The Limited                    2014

    330 West 34th Street (3)       11.56         18.94       100%      City of New York            2012/2017             --
                                                                       Props for Today             2006/2016
                                                                       The Bank of NewYork            2011

    1740 Broadway                  33.35         39.98       100%      Davis & Gilbert                2013               --
                                                                       Mutual Life Insurance       2016/2026
                                                                       William Douglas McAdams        2007

    150 East 58th Street           39.86         41.39        90%                                                        --

    866 United Nations Plaza       34.45         35.91        98%      Fross Zelnick                  2009           33,000
                                                                       Mission of Japan            2011/2013
                                                                       The United Nations             2006

    595 Madison (Fuller
       Building)                   70.19         72.06        90%                                                    56,537

    640 Fifth Avenue               65.57         69.20        94%      Weber Shandwick Worldwide   2008/2013             --

    40 Fulton Street               29.51         29.95        89%                                                        --

    689 Fifth Avenue               51.96         58.41        74%                                                        --

    7 West 34th Street             35.27         39.81       100%      Capital Cities Media        2006/2011             --
                                                                       Health Insurance Plan of
                                                                       NY                          2011/2021

    715 Lexington Avenue (3)       56.48         56.95        92%                                                        --

    330 Madison Avenue
       (25% Ownership)             39.78         40.65        97%      Bank Julius Baer               2005           60,000
                                                                       BDO Seidman                 2010/2015
                                                                       PowerSpace & Services          2016

                                  YEAR                     APPROXIMATE
                               ORIGINALLY      LAND         LEASABLE         NUMBER
                               DEVELOPED       AREA      BUILDING SQUARE       OF
          LOCATION            OR ACQUIRED    (SQ. FT.)         FEET          TENANTS
          --------            -----------    ---------   ---------------     -------
    20 Broad Street (3)
       (60% Ownership)            1998          20,000          466,000           15

    825 Seventh Avenue
       (50% Ownership)            1996          18,000          165,000            3

NEW JERSEY
    Paramus (3)                   1987         148,000          128,000           23

                                            ----------    -------------      -------
TOTAL OFFICE BUILDINGS                       1,067,000       15,152,000          912
                                            ==========    =============      =======

VORNADO'S OWNERSHIP INTEREST                 1,018,000       14,300,000
                                            ==========    =============

                                            ANNUALIZED
                               ANNUALIZED    ESCALATED                                               LEASE
                               BASE RENT        RENT                       PRINCIPAL TENANTS       EXPIRATION/
                                  PER       PER SQ. FT.      PERCENT     (50,000 SQUARE FEET OR      OPTION      ENCUMBRANCES
          LOCATION             SQ. FT. (1)      (2)         LEASED (1)            MORE)             EXPIRATION    (THOUSANDS)
          --------            ------------  -----------     ----------   ----------------------    -----------   ------------
    20 Broad Street (3)
       (60% Ownership)             33.43        33.81         100%       N.Y. Stock Exchange        2010/2066            --

    825 Seventh Avenue
       (50% Ownership)             29.32        31.19         100%       Young & Rubicam            2010/2015        23,552

NEW JERSEY
    Paramus (3)                    18.01        18.59          89%                                                       --

                                                                                                                 ----------
TOTAL OFFICE BUILDINGS           $ 33.16      $ 35.53          97%                                               $1,024,378
                                                                                                                 ==========

VORNADO'S OWNERSHIP INTEREST                                                                                     $  967,602
                                                                                                                 ==========

----------
(1) Represents annualized monthly base rent for tenants excluding rent for leases which had not commenced as of December 31, 2001, which are included in percent leased.
(2) Represents annualized monthly escalated rent for tenants including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.
(3)   These properties are 100% ground leased. Below is a summary of the terms:

                                       Lease Expiration/         Current
      Location                         Option Expiration       Annual Rent
      --------                         -----------------       -----------
      One Penn Plaza..............          2023/2098        $ 3,179,000*
      909 Third Avenue............          2018/2063          2,650,000
      888 Seventh Avenue..........          2067               3,350,000*
      330 West 34th Street........          2020/2148          2,924,000*
      715 Lexington Avenue........          2023                 239,000
      20 Broad Street.............          2003/2081            461,000
      Paramus.....................          2026                  40,000

      * Rent during option periods is based on the greater of the rent for the previous period or 6% or 7% of the fair market value of the land.

(4) The U.S. Post Office leases approximately 492,000 square feet at this location at annualized escalated rent per square foot of $6.64.

(5) These tenants have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. To date, Warnaco has rejected a lease for approximately 30,000 square feet at 90 Park Avenue, no other leases have been assumed or rejected.

CHARLES E. SMITH COMMERCIAL REALTY ("CESCR") OFFICE PROPERTIES:

      CESCR owns 51 office buildings in the Washington D.C. and Northern Virginia area containing 12.9 million square feet. As of December 31, 2001, 47 percent of CESCR's property portfolio is leased to various agencies of the U.S. government (General Services Administration "GSA").

      During 2001, CESCR completed the development of a 398,000 square foot office building at a cost of $72,100,000 in its Skyline Complex leased to the GSA.

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

      The following table sets forth the percentage of CESCR's Office properties 2001 revenue by tenants' industry:

                  Industry                         Percentage
                  --------                         ----------
United States Government ("GSA")..........                47%
Government Consultants....................                31%
Transportation............................                 4%
Communication.............................                 3%
Legal.....................................                 3%
Retail....................................                 2%
Real Estate...............................                 2%
Business Services.........................                 2%
Trade Associations........................                 1%
Printing/Publishing.......................                 1%
Health Services...........................                 1%
Other.....................................                 3%

      Below is a listing of tenants which accounted for 2% or more of the CESCR Office properties revenues during 2001:

                                                   Square Feet        2001
Tenant                                               Leased         Revenues      Percentage
------                                             -----------      --------      ----------
GSA (105 separate leases)...................        5,277,000     $179,776,000      47.0%
US Airways, Inc.............................          340,000     $ 10,807,000       3.2%
Science Applications International Corp.....          377,000     $ 10,258,000       3.0%

      The following table sets forth as of December 31, 2001 CESCR lease expirations for each of the next 10 years, assuming that none of the tenants exercise their renewal options.

                                                                                                  Annual Escalated
                                                                      Percentage of            Rent of Expiring Leases
                                 Number of       Square Feet of       Total Leased       ---------------------------------
Year                          Expiring Leases    Expiring Leases       Square Feet           Total         Per Square Foot
----                          ---------------    ---------------      -------------      --------------    ---------------
2002......................           291              2,006,000(1)         16.4%         $   56,545,000        $  28.18
2003......................           240              2,250,000            18.4%             67,015,000           29.79
2004......................           180              3,127,000            25.6%             87,211,000           27.89
2005......................           113              1,323,000            10.8%             37,405,000           28.27
2006......................            97              1,134,000             9.3%             33,787,000           29.78
2007......................            25                278,000             2.3%              8,047,000           28.96
2008......................            17                497,000             4.1%             16,377,000           32.96
2009......................            23                459,000             3.8%             10,958,000           23.87
2010......................            20                218,000             1.8%              7,009,000           32.20
2011......................            27                796,000             6.5%             22,146,000           27.83

----------
(1) Of the square feet expiring in 2002, 1,282,000 square feet has been renewed or is currently in negotiations to be renewed.

      Included in the above table are 30 U.S. Patent Trade Office leases expiring from 2002 through 2005 as follows: 182,000 square feet in 2002, 139,000 square feet in 2003, 1,151,000 square feet in 2004 and 394,000 square feet in 2005. The U.S. Patent Trade Office is scheduled to relocate their offices beginning in the second half of 2004. The Company expects that all leases expiring prior to 2004 will be extended or renewed to 2004 or 2005.

      As of February 1, 2002, the occupancy rate of the CESCR office portfolio was 95%. The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the CESCR properties at the end of each of the past four years:

                                                                 Average Annual
         As of               Rentable                            Escalated Rent
      December 31,          Square Feet      Occupancy Rate      Per Square Foot
      ------------          -----------      --------------      ---------------
2001..................       12,899,000            95%              $  28.59
2000..................       12,495,000            98%                 27.38
1999..................       10,657,000            99%                 26.46
1998..................       10,657,000            98%                 25.22

      In 2001, CESCR leased 1,575,000 square feet of space at a weighted average initial rent per square foot of $31.30, a 22.3% increase over the weighted average escalated rent per square foot of $25.59 for the expiring leases. Following is the detail by building:

                                                              Average Initial
                                                              Rent Per Square
Location                                Square Feet               Foot(1)
--------                               ------------           ---------------
Crystal Mall.....................           675,000              $ 31.40
Courthouse Plaza.................           166,000                28.83
Skyline Place....................           165,000                27.49
Crystal Gateway..................           134,000                31.51
Crystal Square...................            90,000                33.12
Commerce Executive...............            73,000                34.51
1101 17th Street.................            47,000                35.60
Crystal Park.....................            38,000                34.03
Democracy Plaza I................            43,000                36.34
Tysons Dulles....................            25,000                33.84
1919 S. Eads Street..............            24,000                30.65
Crystal Plaza....................            22,000                32.18
Arlington Plaza..................            19,000                26.40
1140 Connecticut Avenue..........            17,000                33.03
1150 17th Street.................            15,000                31.48
1730 M Street....................            14,000                32.21
Skyline Tower....................             8,000                32.78
                                        -----------
Total............................         1,575,000                31.30
                                        ===========

----------
(1) Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

      CESCR manages an additional 5.8 million square feet of office and other commercial properties in the Washington D.C. area for third parties.

      CESCR Office Properties

      The following table sets forth certain information for the CESCR Office Properties as of December 31, 2001.

                                YEAR                       APPROXIMATE
                             ORIGINALLY                     LEASABLE         NUMBER
                              DEVELOPED    NUMBER OF     BUILDING SQUARE       OF
LOCATION                     OR ACQUIRED   BUILDINGS          FEET          TENANTS
-----------------------------------------------------------------------------------
     Crystal Mall               1968             4          1,068,000            13




     Crystal Plaza            1964-1969          7          1,223,000           123



     Crystal Square           1974-1980          4          1,388,000           172



     Crystal Gateway          1983-1987          4          1,081,000            99






     Crystal Park             1984-1989          5          2,154,000           104






     Arlington Plaza            1985             1            174,000            18



     1919 S. Eads Street        1990             1             93,000             8

     Skyline Place          1973-1984, 2001      7          1,999,000           172









     One Skyline Tower          1988             1            477,000             7



     Courthouse Plaza (3)     1988-1989          2            609,000            53



     1101 17th Street           1963             1            204,000            47

     1730 M Street (3)          1963             1            190,000            32

     1140 Connecticut
     Avenue                     1966             1            175,000            37



     1150 17th Street           1970             1            226,000            31


     1750 Pennsylvania
     Avenue                     2000             1            262,000            11




     Democracy Plaza I (3)      2000             1            203,000            23

     Tysons Dulles              2000             3            474,000            43



     Commerce Executive         2000             3            412,000            26




     Reston Executive           2000             3            487,000            23
                                             -----         ----------        ------

                                                51         12,899,000         1,042
                                             =====         ==========        ======

                                                                                                      LEASE
                             ANNUALIZED     ANNUALIZED                    PRINCIPAL TENANTS        EXPIRATION/
                            BASE RENT PER ESCALATED RENT   PERCENT     (50,000 SQUARE FEET OR        OPTION      ENCUMBRANCES
LOCATION                     SQ. FT. (1)  PER SQ. FT. (2) LEASED (1)            MORE)              EXPIRATION    (THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------
     Crystal Mall             $   28.96     $   29.33          99%   General Services              2003-2007/     $   61,148
                                                                         Administration             2011-2012

     Crystal Plaza                25.23         25.95          99%   General Services                                 71,849
                                                                         Administration             2004/2014


     Crystal Square               28.72         29.69          96%   General Services                                190,453
                                                                         Administration             2003/2008
                                                                     Lockheed Martin                2003/2008
                                                                     Oblon Spivak                   2004/2009

     Crystal Gateway              29.44         29.80          96%   Boeing                      2012/2017/2022      148,131
                                                                     General Services
                                                                         Administration               2004
                                                                     Lockheed Martin                  2005
                                                                     Science Applications Int'l
                                                                         Corp.                        2002

     Crystal Park                 29.07         30.81          96%   CESCR Headquarters             2004/2009        277,766
                                                                     General Services
                                                                         Administration             2003-2004
                                                                     Techmatics                     2002/2007
                                                                     US Airways Headquarters        2008/2018

     Arlington Plaza              25.02         25.55         100%   Georgetown University          2002/2007         17,787
                                                                     Science Research Analysis
                                                                         Corp.                        2011

     1919 S. Eads Street          30.53         30.70          67%   General Dynamics               2007/2010         13,340

     Skyline Place                25.04         25.36          88%   Electronic Data Services         2003           190,170
                                                                     Science Applications Int'l
                                                                         Corp.                      2003/2008
                                                                     Science Research Analysis
                                                                         Corp.                        2002
                                                                     General Services
                                                                         Administration             2005/2010



     One Skyline Tower            23.27         24.37          99%   General Services                                 66,602
                                                                         Administration             2004-2009
                                                                     Science Research Analysis
                                                                         Corp.                      2003/2008

     Courthouse Plaza (3)         26.73         28.99          89%   Arlington County               2003/2008         80,707

     1101 17th Street             32.28         32.93          96%   American Iron and Steel                          26,244
                                                                         Institute                  2006/2010

     1730 M Street (3)            27.29         28.62          95%   MHI DC Inc                       2009            16,385

     1140 Connecticut
     Avenue                       30.91         31.21          88%   Michaels & Wishner, P.C.       2002/2007         19,411

     1150 17th Street             29.34         30.81          97%   American Enterprise                              31,691
                                                                         Institute                  2002/2012
                                                                     Arthur Andersen LLP              2004

     1750 Pennsylvania
     Avenue                       34.48         34.69          98%   General Services                                 34,462
                                                                         Administration               2010
                                                                     PA Consulting Group
                                                                         Holdings                   2011/2016

     Democracy Plaza I (3)        31.41         31.95         100%   Astrolink International        2005/2010         27,383

     Tysons Dulles                27.81         28.32          94%   Keane Federal Systems, Inc.    2006/2011         70,000

     Commerce Executive           24.38         26.16          93%   BAE Systems Mission                              54,033
                                                                         Solutions                  2002/2007
                                                                     Concert Management Services    2004/2009

     Reston Executive             28.55         28.81          96%   Science Applications Int'l                       72,500
                                                                         Corp.                      2005/2015
                                                                                                                  ----------

                              $   27.71     $   28.59          95%                                                $1,470,062
                                                                                                                  ==========

NOTES:

(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 2001, which are included in percent leased.
(2) Represents annualized monthly escalated rent for office properties including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.
(3) These properties are 100% ground leased with lease terms expiring from 2061 to 2084 and no extension options.

RETAIL

      The Company owns 55 shopping center properties of which 52 are strip shopping centers primarily located in the Northeast and Mid-Atlantic states, two are regional malls located in San Juan, Puerto Rico and one, the Green Acres Mall, is a super-regional mall located in Nassau County, Long Island, New York. The Company's shopping centers are generally located on major regional highways in mature, densely populated areas. The Company believes its shopping centers attract consumers from a regional, rather than a neighborhood market place because of their location on regional highways.

      The following table sets forth the percentage of the Retail Portfolio rentals by tenants' industry:

              Industry                    Percentage
              --------                    ----------
Discount Department Stores........           16%
Supermarkets......................            8%
Family Apparel....................            5%
Home Improvement..................            4%
Electronic Stores.................            4%
Restaurants.......................            3%
Women's Apparel...................            3%
Other.............................           57%

      As of February 1, 2002, the occupancy rate of the retail properties was 91%. The following tables set forth the occupancy rate and the average annual base rent per square foot (excluding the Green Acres Mall) for the retail properties at the end of each of the past five years.

                                                             Average Annual
                          Rentable                             Base Rent
Year End                 Square Feet     Occupancy Rate     Per Square Foot
--------                 -----------     --------------     ---------------
2001..............        11,301,000          91%              $  11.38
2000..............        11,293,000          92%                 11.31
1999..............        10,505,000          92%                 10.89
1998..............        10,625,000          92%                 10.53
1997..............        10,550,000          91%                  9.78

      The average annual base rent per square foot for the Green Acres Mall was $13.98 and $13.97 including the anchor tenants, and $35.98 and $35.91 for mall tenants only, at December 31, 2001 and 2000, respectively.

      The Company's shopping center lease terms range from 5 years or less in some instances, for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for additional rents based on a percentage of tenants' sales and pass through to tenants of the tenants' share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 2% of total shopping center revenues in 2001. None of the tenants in the Retail Segment accounted for more than 10% of the Company's total revenues.

      Below is a listing of tenants which accounted for 2% or more of the Retail property revenues in 2001:

                                                Square Feet   2001 Property
Tenant                                            Leased         Rentals         Percentage
------                                          -----------   -------------      ----------
Bradlees, Inc. ("Bradlees")/Stop & Shop
    Companies, Inc. (Stop & Shop).........       1,485,000     $12,200,000         10.2%
The Home Depot, Inc.......................         409,000       5,408,000          4.5%
Wal-Mart/Sam's Wholesale..................         959,000       4,080,000          3.4%
Kohl's....................................         421,000       3,548,000          3.0%
The Gap...................................         104,000       3,248,000          2.7%
The TJX Companies, Inc....................         328,000       3,052,000          2.6%
Staples, Inc..............................         199,000       2,866,000          2.4%
Toys "R" Us/Kids "R" Us...................         330,000       2,840,000          2.4%
Circuit City..............................         157,000       2,498,000          2.1%

      In February 2001, Bradlees, which was in Chapter 11, closed all of its stores including the 16 locations it leased from the Company. Three of the former Bradlees leases were assigned and 13 were rejected. Of the 16 locations, the leases for 13 are fully guaranteed (6 of these guarantees expire in 2002) and one is guaranteed as to 70% by Stop & Shop, under a Master Agreement and Guaranty dated May 1, 1992. Stop & Shop is a wholly-owned subsidiary of KoninKlijke Ahold NV (formerly Royal Ahold NV), a leading international food retailer. In addition, Stop & Shop also guarantees four other leases which were rejected in a prior Bradlees bankruptcy (three of which have been assigned). The effectiveness of Stop & Shop's guarantee is not affected by Bradlees' bankruptcy or subsequent lease assignments. Annual property rentals at December 31, 2001, include an aggregate of $4,000,000 of additional rent allocated to the former Bradlees locations in East Brunswick, Jersey City, Middletown, Union and Woodbridge in accordance with the Master Agreement and Guaranty. This rent will be reallocated to other locations guaranteed by Stop & Shop at or prior to the applicable expiration dates of such leases.

      The following table sets forth as of December 31, 2001 lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                        Annual Base Rent of
                                                                                                          Expiring Leases
                                  Number of          Square Feet of        Percentage of Total   ----------------------------------
Year                           Expiring Leases       Expiring Leases       Leased Square Feet        Total          Per Square Foot
----                           ---------------       ---------------       ------------------    -------------      ---------------
2002......................            140              1,054,000                  10.3%          $  14,598,000          $ 13.84
2003......................             62                478,000                   4.7%              6,700,000            14.01
2004......................             85                794,000                   7.8%             10,626,000            13.38
2005......................            102                532,000                   5.2%              9,923,000            18.67
2006......................             65                871,000                   8.5%              7,248,000             8.32
2007......................             97                851,000                   8.3%              8,741,000            10.27
2008......................             57                392,000                   3.8%              4,794,000            12.22
2009......................             45                475,000                   4.7%              5,655,000            11.91
2010......................             30                509,000                   5.0%              6,493,000            12.75
2011......................             30                818,000                   8.0%              7,051,000             8.62

      In 2001, approximately 417,000 square feet of retail space was leased at a weighted average base rent per square foot of $16.54, a 21.8% increase over the weighted average escalated rent per square foot of $13.58 for the expiring leases. Following is the detail by property:

                                                        2001 Leases
                                               ------------------------------
                                                                   Average
                                                                Initial Rent
                                               Square            Per Square
Location                                        Feet              Foot (1)
--------                                       -------          -------------
Space Leases:
   Waterbury                                    71,000              $ 14.60
   Valley Stream                                62,000                30.13
   Manalapan                                    50,000                14.25
   Union                                        35,000                16.25
   Kearny                                       30,000                12.00
   Hagerstown                                   31,000                 3.50
   Dover                                        15,000                10.38
   Morris Plains                                15,000                26.34
   Middletown                                   13,000                12.46
   North Plainfield                             11,000                13.43
   Hanover                                      11,000                13.57
   Delran                                       10,000                10.00
   Jersey City                                  10,000                18.28
   East Hanover                                  9,000                18.50
   Hackensack                                    7,000                20.00
   Dundalk                                       7,000                15.80
   Woodbridge                                    7,000                19.80
   Allentown                                     5,000                19.80
   Bordentown                                    4,000                12.00
   Bethlehem                                     4,000                11.57
   Watchung                                      3,000                19.08
   Bensalem                                      2,000                15.00
   Cherry Hill                                   2,000                16.00
   Towson                                        2,000                25.62
   Marlton                                       1,000                22.00
                                              --------
   Total                                       417,000                16.54
                                              ========
Land Leases:
   Kearny                                        3,000              $ 20.00
   Towson                                        7,000                26.00

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

      The Company has two regional malls in Puerto Rico, both of which are in the San Juan area. The Montehiedra Mall contains 525,000 square feet and is anchored by Home Depot, Kmart and Marshalls. The Las Catalinas Mall contains 482,000 square feet and is anchored by Kmart and Sears. The Company has a 50% interest in 343,000 square feet of the mall (excludes Sears space).

      The Green Acres Mall is a 1.6 million square foot super-regional enclosed shopping mall complex situated in Nassau County, Long Island, New York, approximately one mile east of the borough of Queens, New York. The Green Acres Mall is anchored by four major department stores: three of which, Sears, Roebuck and Co., J.C. Penney Company, Inc. and Federated Department Stores, Inc. ("Federated") doing business as Macy's, are operating and the fourth, also leased to Federated (previously occupied by Stern's), is currently dark, however, Federated continues to pay the rent. The complex also includes The Plaza at Green Acres, a 188,000 square foot strip shopping center which is anchored by Kmart and Waldbaums. Kmart, which filed for protection under Chapter 11 of the U.S. Bankruptcy Code, has announced the closing of this store.

RETAIL PROPERTIES

      The following table sets forth certain information for the Retail Properties as of December 31, 2001.

                                          APPROXIMATE
                                       LEASABLE BUILDING
                                        SQUARE FOOTAGE
                                       -----------------
                                                  OWNED
                                                    BY
                     YEAR                         TENANT
                  ORIGINALLY            OWNED/   ON LAND           ANNUALIZED               PRINCIPAL         LEASE
                  DEVELOPED     LAND    LEASED    LEASED   NUMBER  BASE RENT   PERCENT   TENANTS (30,000   EXPIRATION/
                      OR        AREA      BY       FROM      OF     PER SQ.     LEASED     SQUARE FEET        OPTION    ENCUMBRANCES
LOCATION           ACQUIRED   (ACRES)  COMPANY   COMPANY  TENANTS   FT. (1)      (1)        OR MORE)        EXPIRATION   (THOUSANDS)
--------          ----------  -------  -------   -------  -------  ----------  -------   ---------------   -----------  ------------
NEW JERSEY
  Bordentown         1958       31.2   179,000        --      5      $ 7.16      100%    (2)                   2011       $ 8,161(7)
                                                                                         Shop-Rite           2011/2016

  Bricktown          1968       23.9   260,000     3,000     19       10.66       96%    Kohl's              2008/2018     16,492(7)
                                                                                         Foodrama            2002/2017

  Cherry Hill        1964       37.6   231,000    64,000     14        8.94       86%    (2)                   2006        15,168(7)
                                                                                         Shop & Bag (4)      2007/2017
                                                                                         Toys "R" Us         2012/2042

  Delran             1972       17.5   169,000     3,000      6        6.05      100%    Sam's Wholesale     2011/2021      6,501(7)

  Dover              1964       19.6   173,000        --     13        7.15       98%    Ames                2017/2037      7,433(7)
                                                                                         Shop-Rite           2012/2022

  East Brunswick     1957       19.2   216,000    10,000      6       14.25       98%    (2)                   2003        23,029(7)
                                                                                         Shoppers World      2007/2012
                                                                                         T.J. Maxx           2004/2009
                                                                                         Circuit City        2018/2038

  East Hanover I     1962       24.6   271,000        --     17       11.91       99%    Home Depot          2009/2019     20,707(7)
                                                                                         Marshalls           2004/2009
                                                                                         Pathmark            2009/2024
                                                                                         Today's Man         2009/2014

  East Hanover II    1979        8.1    91,000        --      9       14.89       46%                                       6,902(7)

  Hackensack         1963       21.3   207,000    60,000     22       16.36       99%    (2)                   2012        25,300(7)
                                                                                         Pathmark            2014/2034
                                                                                         Staples             2003/2013

  Jersey City        1965       16.7   223,000     3,000     11       13.16      100%    (2)                   2002        19,369(7)
                                                                                         Shop-Rite           2008/2028

  Kearny             1959       35.3    39,000    66,000      6       12.35      100%    Pathmark            2013/2033      3,781(7)
                                                                                         Marshalls           2011/2026

  Lawnside           1969       16.4   142,000     3,000      3       10.50      100%    Home Depot          2012/2027     10,717(7)
                                                                                         Drug Emporium         2007

                                          APPROXIMATE
                                       LEASABLE BUILDING
                                        SQUARE FOOTAGE
                                       -----------------
                                                  OWNED
                                                    BY
                      YEAR                        TENANT
                   ORIGINALLY           OWNED/   ON LAND           ANNUALIZED               PRINCIPAL         LEASE
                   DEVELOPED    LAND    LEASED    LEASED   NUMBER  BASE RENT   PERCENT   TENANTS (30,000   EXPIRATION/
                       OR       AREA      BY       FROM      OF     PER SQ.     LEASED     SQUARE FEET        OPTION    ENCUMBRANCES
LOCATION            ACQUIRED  (ACRES)  COMPANY   COMPANY  TENANTS   FT. (1)      (1)        OR MORE)        EXPIRATION   (THOUSANDS)
--------           ---------- -------  -------   -------  -------  ----------  -------   ---------------   -----------  ------------
  Lodi                1975       8.7   171,000        --      2       10.52      100%    National            2013/2023      9,498(7)
                                                                                           Wholesale
                                                                                           Liquidators

  Manalapan           1971      26.3   194,000     2,000      5        9.37       83%    (2)                   2002        12,675(7)
                                                                                         Best Buy            2017/2032

  Marlton             1973      27.8   173,000     7,000      8        8.46       87%    Kohl's (2)          2011/2031     12,325(7)
                                                                                         Shop-Rite           2004/2009

  Middletown          1963      22.7   180,000    52,000     20       12.53       96%    (2)                   2002        16,638(7)
                                                                                         Stop & Shop         2009/2029

  Morris Plains       1985      27.0   172,000     1,000     17       11.27       96%    Kohl's                2023        12,179(7)
                                                                                         Shop-Rite             2002

  North Bergen        1959       4.6     7,000    55,000      2       26.00       95%    Waldbaum's          2012/2032      4,010(7)

  North               1989      28.7   217,000        --     15        9.25       98%    Kmart (8)           2006/2016     11,010(7)
    Plainfield(3)                                                                        Pathmark            2006/2011

  Totowa              1957      40.5   178,000   139,000      7       16.91      100%    Bed Bath & Beyond   2013/2028     29,878(7)
                                                                                         Home Depot          2020/2025
                                                                                         Marshalls           2007/2012
                                                                                         Circuit City        2018/2038

  Turnersville        1974      23.3    89,000     7,000      3        5.98      100%    (2)                   2011         4,134(7)

  Union               1962      24.1   264,000        --     12       18.75       99%    (2)                   2002        33,951(7)
                                                                                         Toys "R" Us           2015
                                                                                         Cost Cutter Drug      2002

  Vineland            1966      28.0   143,000        --      2        4.82       15%    --                     --             --

  Watchung            1959      53.8    50,000   116,000      6       18.57       97%    B.J.'s Wholesale      2024        13,690(7)

  Woodbridge          1959      19.7   233,000     3,000     10       14.59       92%    (2)                   2002        22,365(7)
                                                                                         A&P                 2007/2014
                                                                                         Syms                2000/2005

NEW YORK
  Albany (Menands)    1965      18.6   141,000        --      2        8.94       74%    Fleet Bank          2004/2014      6,289(7)
                                                                                         People of the       2004/2014
                                                                                           State of NY

                                          APPROXIMATE
                                       LEASABLE BUILDING
                                        SQUARE FOOTAGE
                                       -----------------
                                                  OWNED
                                                    BY
                      YEAR                        TENANT
                   ORIGINALLY           OWNED/   ON LAND           ANNUALIZED               PRINCIPAL         LEASE
                   DEVELOPED    LAND    LEASED    LEASED   NUMBER  BASE RENT   PERCENT   TENANTS (30,000   EXPIRATION/
                       OR       AREA      BY       FROM      OF     PER SQ.     LEASED     SQUARE FEET        OPTION    ENCUMBRANCES
LOCATION            ACQUIRED  (ACRES)  COMPANY   COMPANY  TENANTS   FT. (1)      (1)        OR MORE)        EXPIRATION   (THOUSANDS)
--------           ---------- -------  -------   -------  -------  ----------  -------   ---------------   -----------  ------------
  Buffalo             1968      22.7    185,000  112,000      9        9.50       81%    Circuit City          2017         7,088(7)
    (Amherst)(3)                                                                         Media Play          2007/2017
                                                                                         Toys "R" Us           2013
                                                                                         T.J. Maxx             2004

  Freeport            1981      12.5    167,000       --      3       13.43      100%    Home Depot          2016/2021     14,971(7)
                                                                                         Cablevision           2004

  New Hyde Park(3)    1976      12.5    101,000       --      1       15.77      100%    Stop & Shop         2019/2029      7,556(7)

  North Syracuse      1976      29.4     98,000       --      1        2.74      100%    Reisman               2014            --
                                                                                           Properties

  Rochester           1971      15.0    148,000       --     --          --        0%                                          --
    (Henrietta)(3)

  Rochester           1966      18.4         --       --      1          --      100%    Wal*Mart (6)           (6)            --

  Valley Stream       1958     100.0  1,517,000   79,000    142         (5)       99%    Macy's              2006/2036    159,851
    (Green Acres)                                                                        Sterns (4)          2007/2017
    (3)                                                                                  JC Penney           2007/2012
                                                                                         Sears                 2023
                                                                                         Kmart (8)           2010/2038
                                                                                         Dime Savings Bank     2020
                                                                                         Circuit City        2021/2041
                                                                                         GreenPoint Bank       2009
                                                                                         Waldbaum (4)        2011/2039

PENNSYLVANIA
  Allentown           1957      86.8    267,000  354,000     20       10.90      100%    (4)                 2011/2031     23,512(7)
                                                                                         Shop-Rite           2011/2021
                                                                                         Burlington Coat       2017
                                                                                           Factory
                                                                                         Wal*Mart            2024/2094
                                                                                         Sam's Wholesale     2024/2094
                                                                                         T.J. Maxx           2003/2013

  Bensalem            1972      23.2    118,000    8,000     12        9.38      100%    Kohl's(2)           2020/2040      6,497(7)

  Bethlehem           1966      23.0    157,000    3,000     12        5.61       78%    Pathmark            2008/2033      4,112(7)
                                                                                         Super Petz          2005/2015

  Broomall            1966      21.0    146,000   22,000      5        9.75      100%    Giant Foods(2)      2006/2026      9,888(7)

  Glenolden           1975      10.0    101,000       --      2       17.64       10%                                       7,416(7)

                                          APPROXIMATE
                                       LEASABLE BUILDING
                                        SQUARE FOOTAGE
                                       -----------------
                                                  OWNED
                                                    BY
                     YEAR                         TENANT
                  ORIGINALLY            OWNED/   ON LAND           ANNUALIZED               PRINCIPAL         LEASE
                  DEVELOPED     LAND    LEASED    LEASED   NUMBER  BASE RENT   PERCENT   TENANTS (30,000   EXPIRATION/
                      OR        AREA      BY       FROM      OF     PER SQ.     LEASED     SQUARE FEET        OPTION    ENCUMBRANCES
LOCATION           ACQUIRED   (ACRES)  COMPANY   COMPANY  TENANTS   FT. (1)      (1)        OR MORE)        EXPIRATION   (THOUSANDS)
--------          ----------  -------  -------   -------  -------  ----------  -------   ---------------   -----------  ------------
  Lancaster          1966       28.0    64,000        --      3        2.93       88%    Weis Markets        2008/2018         --
                                                                                         Lowe's Home            (6)
                                                                                           Center(6)

  Levittown          1964       12.8   104,000        --      1        5.98      100%    (2)                   2006            --

  10th and Market    1994        1.8   271,000        --      6        9.35       80%    Kmart(8)            2010/2035      9,057(7)
    Streets,                                                                             Rouse Co.           2012/2072
    Philadelphia

  Upper Moreland     1974       18.6   122,000        --      1        8.50      100%    Sam's Wholesale     2010/2015      7,030(7)

  York               1970       12.0   113,000        --     --          --        0%                                       4,157(7)

MARYLAND
  Baltimore          1962       16.0   205,000     1,000      3        5.10       66%    Food Depot            2003            --
    (Belair Rd.)                                                                         TJ Maxx(4)          2004/2024

  Baltimore          1968       14.6   146,000     7,000      6       10.36       78%    Staples               2004        11,522(7)
    (Towson)                                                                             Basics              2005/2020

  Baltimore          1966       16.1   180,000     3,000     15        7.00       60%    A & P                 2007         6,243(7)
    (Dundalk)                                                                            Ollie's             2003/2008

  Glen Burnie        1958       21.2    66,000    56,000      5        8.39       99%    Weis Markets        2018/2053      5,929(7)

  Hagerstown         1966       13.9   148,000        --      4        2.77       64%    Big Lots            2007/2017      3,322(7)
                                                                                         Weis Markets(4)       2002

CONNECTICUT
  Newington          1965       19.2    32,000        --      4       18.02      100%    Wal*Mart(6)         2020/2050      6,622(7)

  Waterbury          1969       19.2   140,000     3,000      7        7.48       82%    Toys "R" Us(4)        2003            --
                                                                                         Shaws               2003/2018
                                                                                           Supermarkets(4)
                                                                                         Price Chopper         2023
MASSACHUSETTS
  Chicopee           1969       15.4   112,000     3,000      2        4.71       83%    (2)                   2002            --

  Milford(3)         1976       14.7    83,000        --      1        5.51      100%    Kohl's(2)             2019            --

  Springfield        1966       17.4     8,000   117,000      2       12.25      100%    Wal*Mart            2018/2092      3,161(7)

                                           APPROXIMATE
                                        LEASABLE BUILDING
                                         SQUARE FOOTAGE
                                        -----------------
                                                   OWNED
                                                     BY
                    YEAR                           TENANT
                 ORIGINALLY             OWNED/    ON LAND            ANNUALIZED              PRINCIPAL        LEASE
                 DEVELOPED     LAND     LEASED     LEASED    NUMBER  BASE RENT   PERCENT  TENANTS (30,000  EXPIRATION/
                     OR        AREA       BY        FROM       OF     PER SQ.     LEASED    SQUARE FEET       OPTION    ENCUMBRANCES
LOCATION          ACQUIRED   (ACRES)   COMPANY    COMPANY   TENANTS   FT. (1)      (1)       OR MORE)       EXPIRATION   (THOUSANDS)
--------         ----------  ------- ----------  ---------  -------  ----------  -------  ---------------  -----------  ------------
PUERTO RICO
(SAN JUAN)
  Montehiedra       1997       57.1     525,000         --    100       16.97       98%   Kmart (8)          2022/2072      60,359
                                                                                          Home Depot         2022/2072
                                                                                          Marshalls            2011
                                                                                          Caribbean          2021/2026
                                                                                            Theatres

  Las Catalinas
    (50%
    Ownership)      1998       35.0     343,000         --    114       35.17       98%   Kmart (8)            2063         68,591
                                                                                          Sears (9)

TOTAL SHOPPING              -------  ----------  ---------    ---                                                         --------
  CENTERS                   1,332.7  10,080,000  1,362,000    725      $11.38       91%                                   $778,429
                            =======  ==========  =========    ===                                                         ========
VORNADO'S
  OWNERSHIP
  INTEREST                  1,317.1   9,939,000  1,362,000                          91%                                   $746,360
                            =======  ==========  =========                                                                ========

(1) Represents annualized monthly base rent excluding ground leases, storage rent and rent for leases which had not commenced as of December 31, 2001, which are included in percent leased.
(2) These leases are fully guaranteed by Stop & Shop, a wholly-owned subsidiary of Koninklijke Ahold NV (formerly Royal Ahold NV), except in the case of Totowa which is guaranteed as to 70% of rent. Annual property rentals at December 31, 2001, include an aggregate of $4,000,000 of additional rent allocated to the former Bradlees locations in East Brunswick, Jersey City, Middletown, Union and Woodbridge at or prior to their expiration dates which begin in November 2002 in accordance with the Master Agreement and Guaranty. This rent will be reallocated to other leases at or prior to their expiration dates which begin in November 2002.
(3)   These properties are ground leased. Below is a summary of the terms:

                                       Lease Expiration/         Current
      Location                         Option Expiration       Annual Rent
      --------                         -----------------       -----------
      North Plainfield............              2060            $ 68,000
      Buffalo (Amherst)...........              2017              59,000
      New Hyde Park...............              2029             450,000
      Rochester (Henrietta).......         2006/2056              71,000
      Valley Stream (10% of land).         2021/2039             701,000
      Milford.....................              2019             175,000

(4) The tenant has ceased operations at this location but continues to pay rent in Allentown, Hechinger's mortgagee has assumed the lease.
(5) Annualized base rent per square foot is $13.98 in total and $35.98 for the mall tenants only.
(6) These tenants have leased land from the Company to construct their own buildings (Rochester - Wal*Mart - 205,000 square feet, Lancaster - Lowes - 170,000 square feet and Newington - Walmart - 132,000 square feet). Governmental approvals have been received and construction has commenced.
(7) These encumbrances are part of a cross-collateralized mortgage financing in the amount of $492,213,000 completed on March 1, 2000.
(8) On January 22, 2002, Kmart filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Kmart has announced that they are closing their store in the Plaza at Green Acres and has rejected the lease for a previously closed store in York. To date, none of the other leases have been assumed or rejected.
(9) Square footage excludes Sears store containing 139,000 square feet because Sears owns its land and buildings.

MERCHANDISE MART PROPERTIES

      The Merchandise Mart Properties are a portfolio of 9 properties containing an aggregate of 8.6 million square feet.

      Below is a breakdown of square feet by location and use as of December 31, 2001.

                                                                                 Showroom
                                                                    ----------------------------------
                               Number of                                                    Temporary
Location                      Properties     Total      Office        Total     Permanent   Trade Show     Retail
--------                      ----------   ---------   ---------    ---------   ---------   ----------   ---------
Chicago, Illinois ..........       3       4,904,000   2,330,000    2,574,000   2,138,000      287,000     149,000
HighPoint, North Carolina...       2       1,998,000          --    1,998,000   1,200,000      798,000          --
Los Angeles, California ....       1         780,000          --      780,000     780,000           --          --
Washington, D.C ............       3         876,000     511,000      365,000     329,000           --      36,000
                              ----------   ---------   ---------    ---------   ---------   ----------   ---------
                                   9       8,558,000   2,841,000    5,717,000   4,447,000    1,085,000     185,000
                              ==========   =========   =========    =========   =========   ==========   =========
Occupancy rate .............                                  89%                      96%
                                                       =========                =========

      OFFICE SPACE

      The following table sets forth the percentage of the Merchandise Mart Properties office revenues by tenants' industry during 2001:

            Industry                                  Percentage
            --------                                  ----------
            Government........................            31%
            Service...........................            26%
            Telecommunications................            12%
            Banking...........................            12%
            Insurance.........................            11%
            Pharmaceutical....................             4%
            Other.............................             4%

The average lease term ranges from 3 to 5 years for smaller tenants to as long as 15 years for major tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenants' share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction of its premises. None of the tenants in the Merchandise Mart Properties segment accounted for more than 10% of the Company's total revenue. Below is a listing of the Merchandise Mart Properties office tenants which accounted for 2% or more of the Merchandise Mart Properties' revenues in 2001:

                                       Square Feet       2001
Tenant                                    Leased       Revenues      Percentage
------                                 -----------     --------      ----------
General Services Administration...       297,000      $9,559,000        5.9%
Bankers Life and Casualty.........       303,000       5,595,000        3.4%
Ameritech.........................       234,000       4,750,000        2.9%
Bank of America...................       202,000       4,299,000        2.6%
Chicago Transit Authority.........       251,000       3,834,000        2.3%

      As of February 1, 2002, the occupancy rate of the Merchandise Mart Properties' office space was 90%. The following table sets forth the occupancy rate and the average escalated rent per square foot for the Merchandise Mart Properties' office space at the end of each of the past five years.

                                                          Average Annual
                                                            Escalated
                           Rentable                            Rent
          Year End        Square Feet   Occupancy Rate   Per Square Foot
          --------        -----------   --------------   ---------------
      2001...........      2,841,000         89%            $ 23.84
      2000...........      2,869,000         90%              23.52
      1999...........      2,414,000         93%              20.12
      1998...........      2,274,000         95%              19.68
      1997...........      2,160,000         91%              19.50

      The following table sets forth as of December 31, 2001 office lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                     Annual Escalated
                                                          Percentage of           Rent of Expiring Leases
                        Number of      Square Feet of     Total Leased      ----------------------------------
Year                 Expiring Leases   Expiring Leases     Square Feet         Total           Per Square Foot
----                 ---------------   ---------------    -------------     ------------       ---------------
2002...............         33             138,000              5.5%         $ 3,466,000           $ 25.18
2003...............         16              79,000              3.1%           1,736,000             21.99
2004...............         18              92,000              3.7%           2,270,000             24.64
2005...............         13             162,000              6.4%           3,710,000             22.92
2006...............         17             307,000             12.2%           8,113,000             26.45
2007...............         14             445,000             17.7%           8,656,000             19.44
2008...............         13             502,000             19.9%          10,484,000             20.88
2009...............         10             278,000             11.0%           5,799,000             20.85
2010...............          6             358,000             14.2%          11,786,000             32.90
2011...............         --                  --               --                   --                --

      In 2001, 36,000 square feet of office space was leased at a weighted average initial rent per square foot of $22.93, an increase of 11.6% over the weighted average escalated rent per square foot of $20.55 for the leases expiring. Following is the detail by building.

                                                       2001 Leases
                                             -------------------------------
                                                             Average Initial
                                                                 Rent Per
                                             Square Feet     Square Foot (1)
                                             -----------     ---------------
      33 North Dearborn Street...........       14,000          $ 21.04
      Merchandise Mart...................       13,000            18.39
      Washington Office Center...........        7,000            36.71
      350 North Orleans..................        2,000            21.50
                                                ------
        Total............................       36,000            22.93
                                                ======

      ----------
      (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

      SHOWROOM SPACE

      The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, gift-ware, carpet, residential furnishings, crafts, apparel and design industries. The Merchandise Mart Properties own and operate five of the leading furniture and gift-ware trade shows including the contract furniture industry's largest annual trade show, NeoCon, which attracts over 50,000 attendees each June and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry's semi-annual (April and October) market weeks which occupy over 11,500,000 square feet in the High Point, North Carolina region.

      The following table sets forth the percentage of the Merchandise Mart properties showroom revenues by tenants' industry during 2001:

                         Industry                    Percentage
                         --------                    ----------
               Residential Design.........               26%
               Gift.......................               20%
               Residential Furnishings....               15%
               Contract Furnishings.......               15%
               Market Suites..............               14%
               Apparel....................                4%
               Casual Furniture...........                4%
               Building Products..........                2%

      As of February 1, 2002 the occupancy rate of the Merchandise Mart Properties' showroom space was 96%. The following table sets forth the occupancy rate and the average escalated rent per square foot for this space at the end of each of the past five years.

                                                              Average Annual
                             Rentable                         Escalated Rent
           Year End         Square Feet     Occupancy Rate   Per Square Foot
      -----------------     -----------     --------------   ---------------
      2001.............      5,532,000            96%           $ 22.26(1)
      2000.............      5,044,000            98%             22.85(1)
      1999.............      4,174,000            98%             21.29(1)
      1998.............      4,266,000            95%             21.97(1)
      1997.............      2,817,000            94%             20.94(1)

      ----------
      (1) Average annual escalated rent per square foot excluding the Market Square Complex was $28.81, $27.76, $25.72 and $22.13 for 2001, 2000,
            1999 and 1998 respectively.

      The following table sets forth as of December 31, 2001 showroom lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                      Annual Escalated
                                                            Percentage of          Rent of Expiring Leases
                       Number of        Square Feet of       Total Leased     --------------------------------
Year                Expiring Leases    Expiring Leases       Square Feet          Total        Per Square Foot
----                ---------------    ---------------      -------------     ------------     ---------------
2002..............         312              646,000             12.2%         $ 12,764,000        $ 19.75
2003..............         289              645,000             12.2%           13,654,000          21.15
2004..............         311              802,000             15.2%           13,698,000          17.08
2005..............         136              501,000              9.5%           10,900,000          21.75
2006..............         156              523,000              9.9%            9,856,000          18.85
2007..............          48              265,000              5.0%            5,010,000          18.93
2008..............          39              196,000              3.7%            4,645,000          23.73
2009..............          31              120,000              2.3%            3,191,000          26.59
2010..............          30              150,000              2.8%            3,602,000          24.03
2011..............          24              104,000              2.0%            1,910,000          18.40

      In 2001, 524,000 square feet of showroom space was leased at a weighted average initial rent per square foot of $22.40, a 17.5% increase over the weighted average escalated rent per square foot of $19.06 for the leases expiring. Following is the detail by building.

                                                       2001 Leases
                                             -------------------------------
                                                             Average Initial
                                                                Rent Per
                                             Square Feet      Square Foot(1)
                                             -----------     ---------------
      Market Square Complex..............      208,000          $ 14.71
      Merchandise Mart...................      239,000            28.56
      L.A. Mart..........................       32,000            21.37
      Washington Design Center...........       31,000            27.33
      350 North Orleans..................       14,000            22.74
                                               -------
            Total........................      524,000            22.40
                                               =======

      ----------
      (1) Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

      In addition, the Company leased 428,000 square feet of new space at a weighted average initial rent of $13.00 per square foot at the Plaza Suites on Main Street in High Point which was completed in October 2001.

      RETAIL STORES

      The Merchandise Mart Properties' portfolio also contains approximately 185,000 square feet of retail stores which was 87% occupied at February 1, 2002.

MERCHANDISE MART PROPERTIES:

      The following table sets forth certain information for the Merchandise Mart Properties owned by the Company as of December 31, 2001.

                     YEAR
                  ORIGINALLY         APPROXIMATE          ANNUALIZED ANNUALIZED             PRINCIPAL         LEASE
                  DEVELOPED    LAND   LEASABLE    NUMBER  BASE RENT   ESCALATED PERCENT  TENANTS (30,000   EXPIRATION/
                      OR       AREA   BUILDING      OF     PER SQ.    RENT PER   LEASED    SQUARE FEET        OPTION    ENCUMBRANCES
LOCATION           ACQUIRED  (ACRES) SQUARE FEET TENANTS   FT. (1)   SQ. FT.(2)   (1)       OR MORE)        EXPIRATION   (THOUSANDS)
--------          ---------- ------- ----------- -------  ---------- ---------- -------  ---------------   -----------  ------------
ILLINOIS
  Merchandise        1930       6.7   3,433,000     745      $23.61    $26.01      97%   Baker, Knapp &     2007/2013     $ 250,000
    Mart, Chicago                                                                          Tubbs
                                                                                         Bankers Life &     2008/2018
                                                                                           Casualty
                                                                                         CCC Information    2008/2018
                                                                                           Services
                                                                                         Chicago Teachers     2005
                                                                                           Union
                                                                                         Chicago Transit    2007/2027
                                                                                           Authority
                                                                                         Holly Hunt Ltd.      2008
                                                                                         Navtech              2007
                                                                                         Office of the        2007
                                                                                           Special Deputy
                                                                                           Receiver
                                                                                         Beacon Hill/Masco    2005
                                                                                         Steelcase            2007

  350 North          1977       4.3   1,150,000     261       20.70     22.07      86%   21st Century       2012/2022        70,000
    Orleans,                                                                               Telecom/RCN
    Chicago                                                                              Ameritech          2013/2021
                                                                                         Art Institute of   2009/2019
                                                                                           Illinois
                                                                                         Bank of America    2009/2019
                                                                                         Chicago Transit    2007/2017
                                                                                           Authority
                                                                                         Fox Sports         2007/2017
                                                                                         Fiserv Solutions   2010/2020

  33 North           2000       0.5     320,000      78       19.25     25.00      89%   --                     --           19,000
    Dearborn
    Street,
    Chicago

WASHINGTON, D.C.
  Washington         1990       1.2     396,000      22       33.63     34.01      95%   General Services     2010           46,572
    Office Center                                                                          Administration

  Washington         1919       1.2     388,000      82       27.87     28.23      99%   --                     --           48,959
    Design Center

  Other                         1.3      93,000       4       11.23     12.86      62%   District of          M-T-M              --
                                                                                           Columbia

HIGH POINT,
  NORTH CAROLINA
  Market Square      1902-     13.8   1,997,000     270       13.50     13.92      98%   Century Furniture    2004          106,826
    Complex          1989                                                                  Company
                                                                                         La-Z-Boy             2004               --

CALIFORNIA
  L.A. Mart          2000       9.3     781,000     248       17.66     18.87      84%   --                     --               --
                               ----   ---------   -----                                                                   ---------
TOTAL MERCHANDISE              38.3   8,558,000   1,710      $20.74    $22.64      94%                                    $ 541,357
  MART PROPERTIES              ====   =========   =====                                                                   =========

(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 2001, which are included in percent leased.

(2) Represents annualized monthly base rent including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

TEMPERATURE CONTROLLED LOGISTICS

      The Company has a 60% interest in the Vornado/Crescent Partnerships ("the Landlord") that own 89 refrigerated warehouses with an aggregate of approximately 445 million cubic feet. AmeriCold Logistics leases all of the partnerships' facilities. The Temperature Controlled Logistics segment is headquartered in Atlanta, Georgia.

      On March 11, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of Temperature Controlled Logistics encompassing the operations of the temperature controlled business for approximately $48,700,000 to a new partnership ("AmeriCold Logistics") owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Vornado/Crescent Partnerships ("the Landlord") which continue to own the real estate. The leases, as amended, generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to, among other things, (i) reduce 2001's contractual rent to $146,000,000, (ii) reduce 2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and
(iv) allow AmeriCold Logistics to defer rent to December 31, 2003 to the extent cash is not available, as defined in the leases, to pay such rent. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $15,281,000 and $8,606,000 of the rent it was due in the years ended December 31, 2001 and 2000. On December 31, 2001 the Landlord released the tenant from its obligation to pay $39,812,000 of deferred rent of which the Company's share was $23,887,000. This amount equals the rent which was not recognized as income by the Company and accordingly had no profit and loss effect to the Company.

      During 2001, the Landlord completed a 125,000 square foot warehouse at its Atlanta, Georgia complex and has acquired the original 104,000 square foot warehouse in Tarboro, North Carolina, which is subject to a capital lease. These transactions were completed at a total cost of $25,807,000.

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

      AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers during 2001 include:

                                                     % of 2001 Revenue
                                                     -----------------
      H.J. Heinz & Co..........................             16%
      Con-Agra, Inc............................              8%
      McCain Foods, Inc........................              5%
      Sara Lee Corp............................              5%
      Tyson Foods, Inc.........................              4%
      General Mills............................              4%
      J.R. Simplot.............................              3%
      Flowers Industries, Inc..................              3%
      Pro-Fac Cooperative, Inc.................              2%
      Farmland Industries, Inc.................              2%
      Other....................................             48%

TEMPERATURE CONTROLLED LOGISTICS PROPERTIES

The following table sets forth certain information for the Temperature Controlled Logistics properties as of December 31, 2001:

                                                                                     CUBIC FEET           SQUARE FEET
   PROPERTY                        LOCATION                     OWNED/LEASED        (IN MILLIONS)        (IN THOUSANDS)
--------------              -------------------------           ------------        -------------        --------------
ALABAMA
   Birmingham               West 25th Avenue                        Owned                 2.0                  85.6
   Montgomery               Newcomb Avenue                          Owned                 2.5                 142.0
   Gadsden                  East Air Depot Road                     Leased                4.0                 119.0
   Albertville              Railroad Avenue                         Owned                 2.2                  64.5

ARIZONA
   Phoenix                  455 South 75th Avenue                   Owned                 2.9                 111.5

ARKANSAS
   Fort Smith               Midland Boulevard                       Owned                 1.4                  78.2
   West Memphis             South Airport Road                      Owned                 5.3                 166.4
   Texarkana                Genoa Road                              Owned                 4.7                 137.3
   Russellville             300 El Mira                             Owned                 5.6                 164.7
   Russellville             203 Industrial Boulevard                Owned                 9.5                 279.4
   Springdale               1200 N. Old Missouri Road               Owned                 6.6                 194.1

CALIFORNIA
   Ontario                  Malaga Place                          Owned 24%               8.1                 279.6
                                                                  Leased 76%
   Burbank                  West Magnolia Boulevard                 Owned                 0.8                  33.3
   Fullerton                South Raymond Avenue                    Leased                2.8                 107.7
   Pajaro                   Salinas Road                            Leased                1.4                  53.8
   Los Angeles              Jesse Street                            Owned                 2.7                 141.6
   Turlock                  5th Street                              Owned                 2.5                 108.4
   Watsonville              West Riverside Drive                    Owned                 5.4                 186.0
   Turlock                  South Kilroy Road                       Owned                 3.0                 138.9
   Ontario                  Santa Ana Road                          Owned                 1.9                  55.9

                                                                                     CUBIC FEET           SQUARE FEET
   PROPERTY                        LOCATION                     OWNED/LEASED        (IN MILLIONS)        (IN THOUSANDS)
--------------              -------------------------           ------------        -------------        --------------
COLORADO
   Denver                   East 50th Street                      Owned 52%               2.8                 116.3
                                                                  Leased 48%
FLORIDA
   Tampa                    South Lois Avenue                       Owned                 0.4                  22.2
   Plant City               South Alexander Street                  Owned                 0.8                  30.8
   Bartow                   U.S. Highway 17                         Owned                 1.4                  56.8
   Tampa                    50th Street                           Owned 80%               3.9                 150.0
                                                                  Leased 20%
   Tampa                    Port of Tampa                           Owned                 1.0                  38.5

GEORGIA
   Atlanta                  Xavier Drive, SW                        Owned                11.1                 476.7
   Atlanta                  Lakewood Avenue, SW                     Owned                 2.9                 157.1
   Augusta                  Laney-Walker Road                       Owned                 1.1                  48.3
   Atlanta                  Westgate Parkway                        Owned                11.4                 334.7
   Atlanta*                 1845 John Varley Court                  Owned                 5.0                 125.7
   Montezuma                South Airport Drive                     Owned                 4.2                 175.8
   Atlanta                  Westgate Parkway                        Owned                 6.9                 201.6
   Thomasville              121 Roseway Drive                       Owned                 6.9                 202.9

IDAHO
   Burley                   U.S. Highway 30                         Owned                10.7                 407.2
   Nampa                    4th Street North                        Owned                 8.0                 364.0

ILLINOIS
   Rochelle                 AmeriCold Drive                         Owned                 6.0                 179.7
   East Dubuque             18531 U.S. Route 20 West                Owned                 5.6                 215.4

INDIANA
   Indianapolis             Arlington Avenue                        Owned                 9.1                 311.7

IOWA
   Fort Dodge               Maple Drive                             Owned                 3.7                 155.8
   Bettendorf               State Street                            Owned                 8.8                 336.0

                                                                                     CUBIC FEET           SQUARE FEET
   PROPERTY                        LOCATION                     OWNED/LEASED        (IN MILLIONS)        (IN THOUSANDS)
--------------              -------------------------           ------------        -------------        --------------
KANSAS
   Wichita                  North Mead                              Owned                 2.8                 126.3
   Garden City              2007 West Mary Street                   Owned                 2.2                  84.6

KENTUCKY
   Sebree                   1541 U.S. Highway 41 North              Owned                 2.7                  79.4

MAINE
   Portland                 Read Street                             Owned                 1.8                 151.6

MASSACHUSETTS
   Gloucester               East Main Street                        Owned                 1.9                  95.5
   Gloucester               Railroad Avenue                         Owned                 0.3                  13.6
   Gloucester               Rogers Street                           Owned                 2.8                  95.2
   Gloucester               Rowe Square                             Owned                 2.4                 126.4
   Boston                   Wildett Circle                          Owned                 3.1                 218.0

MISSOURI
   Marshall                 West Highway 20                         Owned                 4.8                 160.8
   Carthage                 No. 1 Civil War Road                    Owned                42.0               2,564.7

MISSISSIPPI
   West Point               751 West Churchill Road                 Owned                 4.7                 180.8

NEBRASKA
   Fremont                  950 South Schneider Street              Owned                 2.2                  84.6
   Grand Island             East Roberts Street                     Owned                 2.2                 105.0

NEW YORK
   Syracuse                 Farrell Road                            Owned                11.8                 447.2

NORTH CAROLINA
   Charlotte                West 9th Street                         Owned                 1.0                  58.9
   Charlotte                Exchange Street                         Owned                 4.1                 164.8
   Tarboro                  Sara Lee Road                           Owned                 4.9                 147.4

                                                                                     CUBIC FEET           SQUARE FEET
   PROPERTY                        LOCATION                     OWNED/LEASED        (IN MILLIONS)        (IN THOUSANDS)
--------------              -------------------------           ------------        -------------        --------------
OHIO
   Massillon*               2140 17th Street SW                     Owned                 5.5                 163.2

OKLAHOMA
   Oklahoma City            South Hudson                            Owned                 0.7                  64.1
   Oklahoma City            Exchange Street                         Owned                 1.4                  74.1

OREGON
   Hermiston                Westland Avenue                         Owned                 4.0                 283.2
   Milwaukie                S.E. McLoughlin Blvd.                   Owned                 4.7                 196.6
   Salem                    Portland Road N.E.                      Owned                12.5                 498.4
   Woodburn                 Silverton Road                          Owned                 6.3                 277.4
   Brooks                   Brooklake Road                          Owned                 4.8                 184.6
   Ontario                  N.E. First Street                       Owned                 8.1                 238.2

PENNSYLVANIA
   Leesport                 RD2, Orchard Lane                       Owned                 5.8                 168.9
   Fogelsville              Mill Road                               Owned                21.6                 683.9

SOUTH CAROLINA
   Columbia                 Shop Road                               Owned                 1.6                  83.7

SOUTH DAKOTA
   Sioux Falls              2300 East Rice Street                   Owned                 2.9                 111.5

TENNESSEE
   Memphis                  East Parkway South                      Owned                 5.6                 246.2
   Memphis                  Spottswood Avenue                       Owned                 0.5                  36.8
   Murfreesboro             Stephenson Drive                        Owned                 4.5                 106.4

TEXAS
   Amarillo                 10300 South East Third Street           Owned                 3.2                 123.1
   Ft. Worth                200 Railhead Drive                      Owned                 3.4                 102.0

UTAH
   Clearfield               South Street                            Owned                 8.6                 358.4

                                                                                     CUBIC FEET           SQUARE FEET
   PROPERTY                        LOCATION                     OWNED/LEASED        (IN MILLIONS)        (IN THOUSANDS)
--------------              -------------------------           ------------        -------------        --------------
VIRGINIA
   Norfolk                  East Princess Anne Road                 Owned                 1.9                  83.0
   Strasburg                545 Radio Station Road                  Owned                 6.8                 200.0

WASHINGTON
   Burlington               South Walnut                            Owned                 4.7                 194.0
   Moses Lake               Wheeler Road                            Owned                 7.3                 302.4
   Walla Walla              14th Avenue South                       Owned                 3.1                 140.0
   Connell                  West Juniper Street                     Owned                 5.7                 235.2
   Wallula                  Dodd Road                               Owned                 1.2                  40.0
   Pasco                    Industrial Way                          Owned                 6.7                 209.0

WISCONSIN
   Tomah                    Route 2                                 Owned                 4.6                 161.0
   Babcock                  1524 Necedah Road                       Owned                 3.4                 111.1
   Plover                   110th Street                            Owned                 9.4                 358.4

                                                                                        -----              --------
                            TOTAL                                                       445.2              17,694.7
                                                                                        =====              ========

ALEXANDER'S PROPERTIES

      The Company owns 33.1% of Alexander's outstanding common shares. The following table shows the location, approximate size and leasing status of each of the properties owned by Alexander's as of December 31, 2001.

                                     APPROXIMATE       APPROXIMATE
                                       AREA IN       LEASABLE SQUARE      AVERAGE                                           LEASE
                                       SQUARE            FOOTAGE/        ANNUALIZED                   SIGNIFICANT        EXPIRATION/
                                       FEET/OR            NUMBER         BASE RENT     PERCENT      TENANTS (30,000        OPTION
LOCATION                               ACREAGE          OF FLOORS       PER SQ. FT.    LEASED     SQUARE FEET OR MORE)   EXPIRATION
--------                             -----------    -----------------   -----------    -------   ----------------------  ----------
OPERATING PROPERTIES
 NEW YORK:
    Kings Plaza Regional Shopping
      Center--Brooklyn............    24.3 acres      759,000/4(1)(2)      $31.93         98%    Sears                    2023/2033
    Rego Park--Queens.............     4.8 acres      351,000/3(1)          31.12        100%    Bed Bath & Beyond          2013
                                                                                                 Circuit City               2021
                                                                                                 Marshalls                2008/2021
                                                                                                 Sears                      2021
    Flushing--Queens (3)..........     44,975 SF      177,000/4(1)             --          --              --                --
    Third Avenue--Bronx...........     60,451 SF      173,000/4              7.86        100%    An affiliate of Conway     2023

 NEW JERSEY:
    Paramus--New Jersey...........    30.3 acres           (4)                 (4)       100%    IKEA Property, Inc.        2041
                                                    ---------
                                                    1,460,000
                                                    =========

DEVELOPMENT PROPERTIES
 NEW YORK:
    59th Street and Lexington
      Avenue--Manhattan...........            --           --(5)                                 Bloomberg L.P.
                                                                                                 Hennes & Mauritz
Rego Park II--Queens..............     6.6 acres           --

----------
(1)   Excludes parking garages.
(2) Excludes 339,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc.
(3)   Leased by the Company through January 2027.
(4) On October 5, 2001, Alexander's entered into a ground lease for its Paramus, N.J. property with IKEA Property, Inc. The lease has a 40-year term with an option to purchase at the end of the 20th year for $75,000,000. Further, Alexander's has obtained a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The interest rate on the debt is 5.92% with interest payable monthly until maturity in October, 2011. The triple net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the 20th year, the triple net rent for the last 20 years must include debt service sufficient to fully amortize the $68,000,000 over the remaining 20 year lease period.

(5) Alexander's has completed the excavation and foundation for its Lexington Avenue property development project. The development plan is to construct a 1.4 million square foot multi-use building comprised of a commercial portion, which may include a combination of retail stores and offices, and a residential portion consisting of condominium units. There can be no assurance that the residential portion will be built. The funding required for the proposed building will be in excess of $650,000,000. Alexander's is exploring various alternatives for financing the project, including equity, debt, joint ventures and asset sales, which may involve arrangements with the Company.

      On May 1, 2001 Alexander's entered into a lease agreement with Bloomberg L.P. for approximately 700,000 square feet of office space. The initial term of the lease is for 25 years, with one ten-year renewal option. Base annual net rent is $34,221,000 in each of the first four years and $38,226,000 in the fifth year with a similar percentage increase each four years thereafter. There can be no assurance that this project ultimately will be completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled by the tenant and significant penalties may apply.

      On January 12, 2001, Alexander's sold its Fordham Road property located in the Bronx, New York for $25,500,000, which resulted in a gain of $19,026,000. In addition, Alexander's paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from early extinguishment of debt of $3,534,000 in the first quarter of 2001.

      THE NEWKIRK MASTER LIMITED PARTNERSHIP

      In 1998, the Company and affiliates of Apollo Real Estate Investment Fund III, L.P. ("Apollo") formed a joint venture to acquire general and limited partnership interests in the Newkirk real estate partnerships. Since its formation, the joint venture has acquired equity interests in 91 partnerships which own approximately 19.7 million square feet of real estate and first and second mortgages secured by a portion of these properties. The Company owned a 30% interest in the joint venture with the balance owned by Apollo. On January 1, 2002, the Newkirk partnerships were merged into The Newkirk Master Limited Partnership (the "MLP") to create a vehicle to enable the partners to have greater access to capital and future investment opportunities. In connection with the merger, the Company received limited partner interests in the MLP equal to an approximate 21.1% interest and Apollo received limited partner interests in the MLP equal to an approximate 54.5% interest. Further, the joint venture is the general partner of the MLP.

      The Company's investment in the joint venture at December 31, 2001 was comprised of:

            Investments in limited partnerships...     $145,107,000
            Mortgages and loans receivable........       39,511,000
            Other.................................        6,916,000
                                                       ------------
                                                       $191,534,000
                                                       ============

      The Company's share of the joint venture debt was approximately $263,952,000 at December 31, 2001.

      In conjunction with the merger, the MLP completed a $225,000,000 secured financing collateralized by its interests in the entities that own the properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at February 1, 2002) and matures on January 31, 2005, with two one-year extension options. As a result of the financing, on February 6, 2002 the MLP repaid approximately $28,200,000 of existing joint venture debt and distributed approximately $37,000,000 to the Company.

      The following table sets forth a summary of the real estate owned by the MLP and the Company's interest therein:

                                                      Square Feet
                                              --------------------------
                                                               Vornado's
                              Number of                        Ownership
                             Properties          Total          Interest
                             ----------       ----------       ---------
      Office.............           37         8,118,000       1,720,000
      Retail.............          170         6,350,000       1,345,000
      Other..............           35         5,238,000       1,110,000
                               -------        ----------       ---------
                                   242        19,706,000       4,175,000
                               =======        ==========       =========

      As of February 1, 2002, the occupancy rate of the properties was 100%.

      The primary lease terms range from 20 to 25 years from their original commencement dates with rents, typically above market, which fully amortize the first mortgage debt on the properties. In addition, tenants generally have multiple renewal options, with rents, on average, below market.

      Below is a listing of tenants which accounted for 2% or more of Newkirk Partnership's revenues in 2001:

      Tenant                             Feet Leased   2001 Revenues  Percentage
      ---------------------------------  -----------   -------------  ----------
      Raytheon ........................   2,336,000     $39,332,000      12.8%
      Albertson's Inc. ................   3,025,000      28,755,000       9.4%
      The Saint Paul Co. ..............     530,000      25,410,000       8.3%
      Kaiser Alum & Chemical Corp (1)..     911,000      23,794,000       7.8%
      Honeywell .......................     728,000      19,529,000       6.4%
      Cummins Engine Company, Inc. ....     390,000      14,405,000       4.7%
      Federal Express .................     592,000      13,546,000       4.4%
      Owens-Illinois ..................     707,000      13,363,000       4.4%
      Entergy Gulf States .............     453,000      11,642,000       3.8%
      Stater Bros Markets .............   1,434,000      10,354,000       3.4%

      ----------
      (1) On February 12, 2002, Kaiser Aluminum, which leases an office building located in Oakland, California filed for protection under Chapter 11 of the U.S. Bankruptcy Code. To date, this lease has not been assumed or rejected.

      The following table sets forth lease expirations for each of the next 10 years, as of December 21, 2001, assuming that none of the tenants exercise their renewal options.

                                                                                         Annual Escalated
                                                             Percentage of           Rent of Expiring Leases
                          Number of       Square Feet of     Total Leased       ---------------------------------
Year                   Expiring Leases    Expiring Leases     Square Feet          Total          Per Square Foot
----                   ---------------    ---------------    -------------      -----------       ---------------
2002 .................         1               122,000              .2%         $ 1,720,000           $ 14.10
2003 .................        33             1,679,000             8.5%          22,828,000             13.60
2004 .................         6               280,000             1.4%           6,281,000             22.43
2005 .................        29             1,310,000             6.7%           7,935,000              6.06
2006 .................        30             2,607,000            13.2%          32,398,000             12.43
2007 .................        35             3,017,000            15.3%          38,021,000             12.60
2008 .................        71             6,327,000            32.1%          94,083,000             17.51
2009 .................        30             2,823,000            14.3%          72,195,000             25.57
2010 .................         1               821,000             4.1%           3,255,000              3.96
2011 .................         2               155,000              .8%           2,177,000             14.05

NEWKIRK MASTER LIMITED PARTNERSHIP

      The following table sets forth certain information for The Newkirk Master Limited Partnership Properties as of December 31, 2001.

                                                         APPROXIMATE                                                       LEASE
                                                          LEASABLE         ANNUALIZED                                   EXPIRATION/
                                                      BUILDING SQUARE    BASE RENT PER                                    OPTION
                                    LOCATION              FOOTAGE           SQ. FT.           PRINCIPAL TENANTS         EXPIRATION
                             ----------------------   ---------------    -------------   ---------------------------    -----------
OFFICE:
           ARKANSAS          Little Rock                    36,000          $ 12.31      Arkansas Power & Light Co.      2005/2030
                             Pine Bluff                     27,000            13.63      Entergy Gulf States             2005/2030

           CALIFORNIA        El Segundo         (1)        192,000            14.09      Raytheon                        2008/2038
                             El Segundo         (1)        995,000            14.09      Raytheon                        2008/2038
                             El Segundo         (1)        192,000            14.09      Raytheon                        2008/2038
                             Oakland            (1)        911,000            26.11      Kaiser Alum & Chemical Corp.(2) 2008/2038
                             Walnut Creek,      (1)         55,000            37.52      Hercules Credit, Inc.           2007/2037

           COLORADO          Colorado Springs               71,000            31.13      Federal Express Corporation     2008/2038

           FLORIDA           Orlando            (1)        184,000            19.72      Martin Marietta Corporation     2003/2038
                             Orlando            (1)        357,000            12.29      Harcourt Brace & Company        2009/2039

           INDIANA           Columbus           (1)        390,000            36.93      Cummins Engine Company Inc.     2009/2039

           MARYLAND          Baltimore          (1)        530,000            47.94      USF&G                           2009/2039

           FLORIDA           Bridgeton          (1)         54,000            10.58      The Kroger Co.                  2006/2031

           NEW JERSEY        Carteret                       96,000            18.25      Supermarkets General Corp.      2011/2036
                             Elizabeth          (1)         30,000            25.73      Summit Bank                     2008/2038
                             Morris Township    (1)        225,000            26.47      Allied Signal Corp.             2008/2038
                             Morris Township    (1)         50,000            29.71      Allied Signal Corp.             2008/2038
                             Morris Township    (1)        137,000            26.26      Allied Signal Corp.             2008/2038
                             Morris Township               141,000            36.26      Crum & Forster                  2009/2039
                             Morristown         (1)        316,000            27.26      Allied-Signal Corp.             2008/2038
                             Plainsboro         (1)          2,000            66.59      Summit Bank                     2008/2038

           NEVADA            Las Vegas                     282,000            21.83      Nevada Power Company            2014/2039

           OHIO              Miamisburg         (1)         61,000            22.06      The Mead Corporation            2003/2038
                             Miamisburg         (1)         86,000            13.18      Reed Elsevier, Inc.             2003/2038
                             Toledo             (1)        707,000            18.89      Owens-Illinois                  2006/2036

           PENNSYLVANIA      Allentown                      71,000             6.54      First Union Corp.               2005/2025

           TENNESSEE         Johnson City                   64,000            26.28      Sun Trust Bank                  2006/2031
                             Kingport                       43,000            10.98      American Electric Power         2008/2038
                             Memphis            (1)        521,000            21.74      Federal Express Corporation     2009/2039

           TEXAS             Beaumont           (1)        426,000            26.46      Entergy Gulf States             2007/2037
                             Beaumont           (1)         50,000            29.10      Allied Lakewood Bank            2007/2037
                             Bedford            (1)        207,000            24.00      Team Bank                       2004/2039
                             Dallas             (1)        185,000            16.39      Allied Lakewood Bank            2007/2037
                             Dallas                        145,000            17.42      Crum & Forster                  2009/2039
                             Garland            (1)        279,000            10.26      Raytheon                        2006/2036
                                                        ----------
           Total Office                                  8,118,000            23.20
                                                        ----------

                                                         APPROXIMATE                                                       LEASE
                                                          LEASABLE         ANNUALIZED                                   EXPIRATION/
                                                      BUILDING SQUARE    BASE RENT PER                                    OPTION
                                    LOCATION              FOOTAGE           SQ. FT.           PRINCIPAL TENANTS         EXPIRATION
                             ----------------------   ---------------    -------------   ---------------------------    -----------
RETAIL:
           ALABAMA           Dothan             (1)         54,000             4.98      Albertson's Inc.                2005/2035
                             Hunstville         (1)         60,000             7.45      Albertson's Inc.                2007/2037
                             Huntsville         (1)         58,000             5.98      Albertson's Inc.                2006/2036
                             Montgomery         (1)         54,000             3.97      Albertson's Inc.                2005/2010
                             Montgomery                     66,000            10.35      Albertson's Inc.                2007/2037
                             Tuscaloosa         (1)         54,000             4.22      Albertson's Inc.                2005/2020

           ARIZONA           Bisbee             (1)         30,000             9.06      Safeway, Inc.                   2009/2039
                             Tucson             (1)         37,000             9.77      Safeway, Inc.                   2009/2039

           CALIFORNIA        Anaheim            (1)         26,000             9.66      Stater Bros. Markets            2008/2038
                             Barstow                        30,000             8.11      Stater Bros. Markets            2008/2043
                             Beaumont                       29,000             7.67      Stater Bros. Markets            2008/2038
                             Calimesa                       29,000             9.61      Stater Bros. Markets            2008/2038
                             Colton                         73,000             6.11      Stater Bros. Markets            2008/2038
                             Colton                         26,000             8.28      Stater Bros. Markets            2008/2038
                             Corona             (1)         33,000            13.35      Stater Bros. Markets            2003/2038
                             Corona             (1)          9,000            26.43      Mark C. Bloome                  2007/2037
                             Costa Mesa         (1)         18,000            14.52      Stater Bros. Markets            2008/2038
                             Costa Mesa         (1)         17,000            15.98      Stater Bros. Markets            2008/2038
                             Desert Hot Springs (1)         29,000             7.71      Stater Bros. Markets            2008/2038
                             Downey                         39,000            12.09      Albertson's Inc.                2007/2037
                             Fontana                        26,000             8.60      Stater Bros. Markets            2008/2038
                             Garden Grove       (1)         26,000             9.37      Stater Bros. Markets            2008/2038
                             Glen Avon Heights  (1)         42,000             8.25      Stater Bros. Markets            2008/2038
                             Huntington Beach               44,000            12.61      Albertson's Inc.                2009/2039
                             Indio              (1)         10,000            22.70      Mark C. Bloome                  2007/2037
                             Lancaster                      42,000            12.75      Albertson's Inc.                2009/2039
                             Livermore          (1)         53,000            10.73      Albertson's Inc.                2006/2036
                             Lomita             (1)         33,000            10.24      Alpha Beta Company              2006/2033
                             Mammoth Lakes      (1)         44,000            18.33      Safeway, Inc.                   2007/2037
                             Mojave             (1)         34,000            11.26      Stater Bros. Markets            2003/2038
                             Ontario            (1)         24,000            10.50      Stater Bros. Markets            2008/2038
                             Orange             (1)         26,000            13.49      Stater Bros. Markets            2008/2038
                             Pinole             (1)         58,000             7.16      Alpha Beta Company              2011/2036
                             Pleasanton                    175,000             6.73      Fedderated Department Stores    2012/2040
                             Rancho Cucamonga               24,000             9.98      Stater Bros. Markets            2008/2038
                             Rialto                         29,000             7.89      Stater Bros. Markets            2008/2038
                             Rubidoux                       39,000             6.83      Stater Bros. Markets            2008/2038
                             San Bernadino                  30,000            11.37      Stater Bros. Markets            2008/2043
                             San Bernadino                  40,000             9.94      Stater Bros. Markets            2008/2038
                             San Diego          (1)        226,000            11.65      Nordstrom, Inc.                 2006/2041
                             Santa Ana          (1)         26,000             9.93      Stater Bros. Markets            2008/2038
                             Santa Monica                  150,000             5.74      Fedderated Department Stores    2012/2040
                             Santa Rosa         (1)         22,000             9.37      Albertson's Inc.                2006/2036
                             Simi Valley        (1)         40,000            10.66      Albertson's Inc.                2008/2039
                             Sunnymead                      30,000             8.15      Stater Bros. Markets            2008/2043
                             Ventura            (1)         40,000            19.92      City of Buenaventura            2013/2013
                             Westminster                    26,000            12.50      Stater Bros. Markets            2008/2038
                             Yucaipa                        31,000             5.67      Stater Bros. Markets            2008/2038

           COLORADO          Aurora                         41,000             6.88      Albertson's Inc.                2005/2035
                             Aurora                         29,000             9.25      Albertson's Inc.                2005/2035
                             Aurora             (1)         42,000             8.58      Albertson's Inc.                2006/2036
                             Aurora             (1)         24,000            21.26      Safeway, Inc.                   2007/2037

                                                         APPROXIMATE                                                       LEASE
                                                          LEASABLE         ANNUALIZED                                   EXPIRATION/
                                                      BUILDING SQUARE    BASE RENT PER                                    OPTION
                                    LOCATION              FOOTAGE           SQ. FT.           PRINCIPAL TENANTS        EXPIRATION
                             ----------------------   ---------------    -------------   ---------------------------    -----------
                             Littleton                      29,000            11.20      Albertson's Inc.                2005/2035
                             Littleton                      39,000            12.17      Albertson's Inc.                2009/2039

           FLORIDA           Bradenton          (1)         60,000            10.87      Albertson's Inc.                2007/2037
                             Cape Coral                     30,000            10.98      Albertson's/Lucky Stores        2008/2038
                             Casselberry        (1)         68,000            11.26      Albertson's Inc.                2007/2037
                             Gainsville                     41,000             9.26      Albertson's/Lucky Stores        2008/2038
                             Largo                          54,000             6.90      Albertson's Inc.                2005/2035
                             Largo                          40,000            10.98      Albertson's/Lucky Stores        2008/2038
                             Largo                          30,000             9.57      Albertson's/Lucky Stores        2008/2038
                             Orlando            (1)         58,000             5.67      Albertson's Inc.                2006/2036
                             Pinellas Park                  60,000            11.74      Albertson's Inc.                2007/2037
                             Port Richey        (1)         54,000             5.09      Albertson's Inc.                2005/2035
                             Stuart             (1)         54,000             5.61      Albertson's Inc.                2005/2035
                             Tallahassee        (1)         54,000             5.25      Albertson's Inc.                2005/2035
                             Venice             (1)         42,000            12.60      Albertson's Inc.                2006/2036

           GEORGIA           Atlanta            (1)          6,000            33.11      Bank South, N.A.                2009/2039
                             Atlanta            (1)          4,000            37.25      Bank South, N.A.                2009/2039
                             Chamblee           (1)          5,000            35.81      Bank South, N.A.                2009/2039
                             Cumming            (1)         14,000            25.83      Bank South, N.A.                2009/2039
                             Duluth             (1)          9,000            26.52      Bank South, N.A.                2009/2039
                             Forest Park        (1)         15,000            24.84      Bank South, N.A.                2009/2039
                             Jonesboro          (1)          5,000            29.19      Bank South, N.A.                2009/2039
                             Stone Mountain     (1)          6,000            30.84      Bank South, N.A.                2009/2039

           IDAHO             Boise              (1)         37,000            14.08      Albertson's Inc.                2007/2037
                             Boise              (1)         43,000             7.13      Albertson's Inc.                2008/2039

           ILLINOIS          Champaign                      31,000            12.31      Albertson's/Lucky Stores        2008/2038
                             Freeport                       30,000             9.43      Albertson's/Lucky Stores        2008/2038
                             Rock Falls                     28,000            10.77      Albertson's/Lucky Stores        2008/2038

           INDIANA           Carmel             (1)         39,000             9.85      Marsh Supermarkets, Inc.        2003/2038
                             Lawrence           (1)         29,000            16.11      Marsh Supermarkets, Inc.        2003/2038

           KENTUCKY          Louisville         (1)         10,000            11.98      The Kroger Co.                  2006/2036
                             Louisville         (1)         40,000            16.85      The Kroger Co.                  2006/2036

           LOUISIANA         Baton Rouge                    58,000            12.21      Albertson's Inc.                2007/2037
                             Minden                         35,000            11.55      Safeway, Inc.                   2007/2037

           MONTANA           Billings           (1)         41,000             9.05      Safeway, Inc.                   2007/2015
                             Bozeman            (1)         21,000             7.35      Albertson's Inc.                2005/2030

           NORTH CAROLINA    Jacksonville                   23,000             8.92      Food Lion, Inc.                 2003/2038
                             Jefferson          (1)         23,000             7.77      Food Lion, Inc.                 2003/2013
                             Lexington          (1)         23,000            14.78      Food Lion, Inc.                 2003/2038

           NEBRASKA          Omaha                          73,000             9.60      Albertson's Inc.                2006/2036
                             Omaha                          66,000            10.71      Albertson's Inc.                2007/2037
                             Omaha                          67,000            10.99      Albertson's Inc.                2007/2037

           NEW JERSEY        Garwood            (1)         52,000            11.91      Supermarkets General Corp.      2006/2021

                                                         APPROXIMATE                                                       LEASE
                                                          LEASABLE         ANNUALIZED                                   EXPIRATION/
                                                      BUILDING SQUARE    BASE RENT PER                                    OPTION
                                    LOCATION              FOOTAGE           SQ. FT.           PRINCIPAL TENANTS         EXPIRATION
                             ----------------------   ---------------    -------------   ---------------------------    -----------
           NEW MEXICO        Albuquerque        (1)         35,000            18.70      Safeway, Inc.                   2007/2037
                             Las Cruces         (1)         30,000            13.08      Albertson's Inc.                2007/2037

           NEVADA            Las Vegas                      38,000             7.68      Albertson's Inc.                2005/2035
                             Las Vegas          (1)         60,000             7.57      Alpha Beta Company              2006/2021
                             Las Vegas          (1)         38,000            12.51      Albertson's Inc.                2008/2024
                             Reno               (1)         42,000            13.16      Albertson's Inc.                2007/2037

           NEW YORK          Portchester        (1)         59,000            16.69      Supermarkets General Corp.      2008/2023

           OHIO              Cincinnati         (1)         26,000            14.80      The Kroger Co.                  2006/2011
                             Columbus           (1)         34,000            23.85      The Kroger Co.                  2006/2036
                             Franklin           (1)         29,000             9.17      Marsh Supermarkets, Inc.        2003/2038

           OKLAHOMA          Lawton             (1)         31,000            10.84      Safeway, Inc.                   2009/2039
                             Oklahoma City      (1)         24,000            17.02      Safeway, Inc.                   2007/2037
                             Oklahoma City      (1)         32,000             6.67      Scrivner, Inc.                  2008/2038

           OREGON            Beaverton                      42,000            13.02      Albertson's Inc.                2009/2039
                             Grants Pass        (1)         34,000             8.65      Safeway, Inc.                   2009/2039
                             Portland                       42,000             8.29      Albertson's Inc.                2006/2036
                             Salem                          52,000             7.81      Albertson's Inc.                2009/2039

           PENNSYLVANIA      Doylestown                      4,000            38.81      Meritor Savings Bank            2008/2038
                             Lansdale                        4,000            41.04      Meritor Savings Bank            2008/2038
                             Lima                            4,000            44.66      Meritor Savings Bank            2008/2038
                             Philadelphia                   50,000            14.49      Supermarkets General Corp.      2005/2035
                             Philadelphia                    4,000            15.95      Meritor Savings Bank            2008/2038
                             Philadelphia                    4,000            36.58      Meritor Savings Bank            2008/2038
                             Philadelphia                    4,000            52.19      Meritor Savings Bank            2008/2038
                             Philadelphia                    4,000            11.77      Meritor Savings Bank            2008/2038
                             Philadelphia                    4,000            42.99      Meritor Savings Bank            2008/2038
                             Philadelphia                    4,000            49.12      Meritor Savings Bank            2008/2038
                             Philadelphia                    4,000            38.81      Meritor Savings Bank            2008/2038
                             Philadelphia                    4,000            39.09      Meritor Savings Bank            2008/2038
                             Philadelphia                    4,000            55.26      Meritor Savings Bank            2008/2038
                             Richboro                        4,000            36.02      Meritor Savings Bank            2008/2038
                             Wayne                           4,000            52.75      Meritor Savings Bank            2008/2038

           SOUTH CAROLINA    Moncks Corner      (1)         23,000             6.59      Food Lion, Inc.                 2003/2018

           SOUTH DAKOTA      Sioux Falls        (1)         60,000            12.04      Albertson's Inc.                2007/2037

           TEXAS             Allen                          41,000             3.11      Wal-Mart Stores, Inc.           2005/2035
                             Carrolton          (1)         61,000             8.24      Skaggs Alpha Beta               2006/2036
                             Dallas             (1)         68,000             8.29      The Kroger Co.                  2006/2019
                             Ennis                          44,000             5.14      Wal-Mart Stores, Inc.           2005/2035
                             Fort Worth         (1)         44,000            13.72      Safeway, Inc.                   2007/2037
                             Garland            (1)         40,000            17.05      Safeway, Inc.                   2007/2037
                             Granbury           (1)         35,000            12.15      Safeway, Inc.                   2007/2037
                             Grand Prairie      (1)         49,000            10.02      Safeway, Inc.                   2009/2039
                             Greenville         (1)         48,000             5.15      Safeway, Inc.                   2006/2036
                             Hillsboro          (1)         35,000             9.62      Safeway, Inc.                   2007/2037
                             Houston            (1)         52,000            14.86      The Kroger Co.                  2006/2036
                             Huntsville                     62,000             4.02      Wal-Mart Stores, Inc.           2005/2035
                             Lubbock            (1)         54,000             4.59      Albertson's Inc.                2005/2035

                                                         APPROXIMATE                                                       LEASE
                                                          LEASABLE         ANNUALIZED                                   EXPIRATION/
                                                      BUILDING SQUARE    BASE RENT PER                                    OPTION
                                    LOCATION              FOOTAGE           SQ. FT.           PRINCIPAL TENANTS         EXPIRATION
                             ----------------------   ---------------    -------------   ---------------------------    -----------
                             Midland                        60,000            10.53      Albertson's Inc.                2009/2039
                             Rockdale                       44,000             3.80      Wal-Mart Stores, Inc.           2005/2035
                             Rockwell                       43,000             4.03      Wal-Mart Stores, Inc.           2005/2035
                             Taylor                         62,000             3.44      Wal-Mart Stores, Inc.           2005/2035
                             Texarkana          (1)         46,000             8.43      Albertson's Inc.                2006/2036
                             Waxahachie                     62,000             3.45      Wal-Mart Stores, Inc.           2005/2035
                             Woodville                      44,000             3.65      Wal-Mart Stores, Inc.           2005/2035

           UTAH              Bountiful          (1)         50,000             7.85      Skaggs Alpha Beta               2006/2016
                             Sandy              (1)         42,000             8.11      Albertson's Inc.                2006/2016

           VIRGINIA          Staunton           (1)         23,000            17.67      Albertson's Inc.                2003/2038

           WASHINGTON        Bothell            (1)         28,000            $5.94      Albertson's Inc.                2005/2035
                             Edmonds            (1)         35,000             6.02      Albertson's Inc.                2005/2025
                             Everett            (1)         35,000            15.39      Albertson's Inc.                2007/2037
                             Federal Way                    42,000             9.76      Albertson's Inc.                2007/2037
                             Graham             (1)         45,000             9.22      Safeway, Inc.                   2009/2039
                             Kent                           42,000            12.99      Albertson's Inc.                2009/2039
                             Milton             (1)         45,000            10.63      Safeway, Inc.                   2009/2039
                             Port Orchard       (1)         28,000             4.52      Albertson's Inc.                2005/2025
                             Redmond            (1)         45,000            11.26      Safeway, Inc.                   2009/2039
                             Spokane                        42,000             8.90      Albertson's Inc.                2005/2035
                             Spokane            (1)         39,000             9.63      Safeway, Inc.                   2009/2039
                             Woodinville        (1)         30,000             9.79      Albertson's Inc.                2006/2031

           WYOMING           Cheyenne                       12,000            18.77      Key Bancshares of Wyoming       2004/2039
                             Cheyenne           (1)         31,000             6.87      Albertson's Inc.                2006/2036
                             Douglas                        12,000            19.62      Key Bancshares of Wyoming       2004/2039
                             Evanston                       28,000            15.12      Key Bancshares of Wyoming       2004/2039
                             Evanston                       10,000            24.84      Key Bancshares of Wyoming       2004/2039
                             Torrington                     12,000            16.28      Key Bancshares of Wyoming       2004/2039
                                                        ----------
           Total Retail                                  6,350,000            13.82
                                                        ----------

OTHER:
           ALABAMA           Florence           (1)         42,000            14.13      The Kroger Co.                  2008/2038

           ARIZONA           Flagstaff          (1)        114,000            11.29      Walgreen Arizona Drug Co.       2003/2033
                             Flagstaff          (1)         10,000            70.58      Kmart (2)                       2003/2053
                             Sun City           (1)         10,000            60.22      Kmart (2)                       2003/2053

           CALIFORNIA        Escondido          (1)         39,000            44.18      Albertson's/Lucky Stores        2002/2037
                             Colton                        668,000             4.78      Stater Bros. Markets            2003/2038
                             Long Beach         (1)        478,000            31.58      Raytheon                        2008/2038
                             Long Beach         (1)        201,000            13.24      Raytheon                        2008/2038
                             Palo Alto          (1)        123,000            32.37      Xerox Corporation               2008/2013

           COLORADO          Arvada             (1)         10,000            68.48      Kmart (2)                       2003/2053
                             Ft. Collins        (1)         10,000            69.88      Kmart (2)                       2003/2053
                             Lakewood           (1)         10,000            71.20      Kmart (2)                       2003/2053

           FLORIDA           Orlando            (1)        205,000             5.89      Walgreen Co.                    2006/2031

           MAINE             North Berwick                 821,000             3.97      United Technologies Corp.       2010/2035

           NEW MEXICO        Carlsbad           (1)         10,000            55.40      Kmart (2)                       2003/2053

                                                         APPROXIMATE                                                       LEASE
                                                          LEASABLE         ANNUALIZED                                   EXPIRATION/
                                                      BUILDING SQUARE    BASE RENT PER                                    OPTION
                                    LOCATION              FOOTAGE           SQ. FT.           PRINCIPAL TENANTS         EXPIRATION
                             ----------------------   ---------------    -------------   ---------------------------    -----------
           NORTH CAROLINA    Charlotte          (1)         34,000             6.69      Food Lion Stores, Inc.          2003/2038
                             Concord            (1)         32,000            14.04      Food Lion Stores, Inc.          2003/2038
                             Mint Hill          (1)         23,000            10.54      Food Lion/Del Haize Group       2003/2038
                             New Bern           (1)         21,000            11.42      Food Lion Stores, Inc.          2003/2038
                             Thomasville        (1)         21,000            11.68      Food Lion Stores, Inc.          2003/2038

           PENNSYLVANIA      New Kingston       (1)        430,000             8.23      Hershey Foods Corporation       2008/2038

           SOUTH CAROLINA    N. Myrtle Beach    (1)         37,000             8.94      Food Lion Stores, Inc.          2003/2028

           TENNESSEE         Chattanooga        (1)         42,000            15.17      The Kroger Co.                  2008/2038
                             Memphis            (1)         75,000            14.95      The Kroger Co.                  2008/2038
                             Paris              (1)         31,000            13.57      The Kroger Co.                  2008/2038
                             Franklin           (1)        289,000             4.57      United Technologies Corp.       2008/2038
                             Memphis            (1)        780,000             3.67      Sears Roebuck & Company         2007/2037

           TEXAS             Lewisville                    256,000             8.24      Xerox Corporation               2008/2038
                             Corpus Christi     (1)         10,000            68.08      Kmart (2)                       1983/2033
                             El Paso            (1)         10,000            44.79      Kmart (2)                       1983/2033
                             Euless             (1)         10,000            64.33      Kmart (2)                       1983/2033
                             Lewisville         (1)         10,000            70.69      Kmart (2)                       1983/2033
                             McAllen            (1)         10,000            40.30      Kmart (2)                       1983/2033
                             Victoria           (1)         10,000            45.08      Kmart (2)                       1983/2033

           WISCONSIN         Windsor            (1)        356,000             7.52      Walgreen Co.                    2007/2032
                                                        ----------
           Total Other                                   5,238,000            29.42
                                                        ----------

           GRAND TOTAL                                  19,706,000
                                                        ==========

----------
(1)   100% building leasehold interest.

(2) These tenants filed for protection under Chapter 11 of the U.S. Bankruptcy Code. To date, none of these leases have been assumed or rejected.

HOTEL PENNSYLVANIA

      The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

      The Hotel occupancy which is dependent on the travel industry was severely impacted by the events of September 11, 2001, accelerating a trend which began in the first quarter of 2001. Average occupancy for December 2001 was 53% as compared to 71% in December 2000. REVPAR was $52 in December 2001 as compared to $87 in December 2000.

      The following table presents rental information for the Hotel:

                                          Year Ended December 31,
                                         ------------------------
                                         2001      2000      1999
                                         ----      ----      ----
      Average occupancy rate.........      63%       76%       80%
      Average daily rate.............    $110      $114      $105
      REVPAR.........................    $ 70      $ 87      $ 84

      As of December 31, 2001, the property's retail and office space was 56% and 61% occupied. 25 tenants occupy the retail and office space. Annual rent per square foot of retail and office space in 2001 was $50 and $21 compared to $45 and $17 in 2000.

DRY WAREHOUSE/INDUSTRIAL PROPERTIES

      The Company's dry warehouse/industrial properties consist of eight buildings in New Jersey containing approximately 2.0 million square feet. At February 1, 2002 the occupancy rate of the properties was 99%. The average term of a tenant's lease is three to five years.

      The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past three years.

                                                    Average Annual
                   As of                               Rent Per
                December 31,     Occupancy Rate      Square Foot
                ------------     --------------     --------------
             2001.............        100%              $ 3.67
             2000.............         90%                3.52
             1999.............         92%                3.37

ITEM 3. LEGAL PROCEEDINGS

      The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters, including in respect of the matter referred to below, is not expected to have a material adverse effect on the Company's financial position or results of operation.

      On October 25, 2001, Primestone Investment Partners L.P. ("Primestone") defaulted on the repayment of its loan from the Company (See Item. 1 page 9 Other Investments - Loan to Primestone Investment Partners L.P.). On November 19, 2001, the Company commenced an action in the Delaware Court of Chancery against Primestone Investment Partners, L.P. in connection with foreclosure proceedings with respect to the collateral under the loan agreement. Although Primestone is a special purpose entity with only one asset, units in Prime Group Realty, L.P., no operations, no employees and no operating income, it filed a Chapter 11 bankruptcy petition on November 19, 2001 in the United States Bankruptcy Court for the District of Delaware. The Company moved to dismiss Primestone's petition as bad faith filing. Federal bankruptcy judge granted the Company's motion on December 18, 2001.

     Following the bankruptcy court's dismissal of Primestone's petition, the Company attempted to reschedule the auction for January 25, 2002. Primestone appealed to the United States District Court for the District of Delaware, and the auction was stayed pending appeal. On January 28, 2002, the district court affirmed the bankruptcy court's decision. The Company has since attempted to reschedule the auction for a third time, but Primestone has appealed once again, this time to the United States Court of Appeals. Briefing for the appeal concluded on February 25, 2002 and the parties are currently awaiting a decision as to if and when oral argument will occur.

    On February 13, 2002, Primestone counterclaimed against the Company. In the counterclaim, Primestone alleges that the Company tortiously interfered with a prospective contract with Cadim, inc. Primestone alleges that the failure to consummate this alleged contract deprived it of the ability to repay its loans to the Company, and that the Company is attempting to obtain control of Prime Group Realty Trust, a publicly held affiliate of Primestone, at an artificially low price. Primestone seeks equitable relief, including a permanent injunction prohibiting the Company from foreclosing on collateral pledged by Primestone, and also demands damages totaling $150,000,000 plus costs and attorneys' fees. The parties commenced discovery on an expedited basis in preparation for a hearing on Primestone's motion for a preliminary injunction that was scheduled for February 22, 2002, but Primestone has indicated that it intends not to proceed with that motion in light of a stay granted by the United States Court of Appeals in Primestone's appeal from the dismissal of its bankruptcy case. On March 4, 2002 the Company filed an answer denying the essential allegations of the counterclaim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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

                                  PRINCIPAL OCCUPATION, POSITION AND OFFICE
                               (CURRENT AND DURING PAST FIVE YEARS WITH VORNADO
NAME                     AGE               UNLESS OTHERWISE STATED)
----                     ---  --------------------------------------------------
Steven Roth.............  60  Chairman of the Board, Chief Executive Officer and
                              Chairman of the Executive Committee of the Board;
                              the Managing General Partner of Interstate
                              Properties, an owner of shopping centers and an
                              investor in securities and partnerships; Chief
                              Executive Officer of Alexander's, Inc. since March
                              1995 and a Director since 1989; Chairman and CEO
                              of Vornado Operating since 1998.

Michael D. Fascitelli...  45  President and a Trustee since December 1996;
                              Director of Alexander's, Inc. since December 1996;
                              Director of Vornado Operating since 1998; Partner at Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to December
                              1996; and Vice President at Goldman, Sachs & Co., prior to December 1992.

Melvyn H. Blum..........  55  Executive Vice President--Development since
                              January 2000; Senior Managing Director at Tishman
                              Speyer Properties in charge of its development
                              activities in the United States from July 1998 to
                              January 2000; and Managing Director of Development
                              and Acquisitions at Tishman Speyer Properties
                              prior to July 1998.

Michelle Felman.........  39  Executive Vice President--Acquisitions since
                              September 2000; Independent Consultant to Vornado
                              from October 1997 to September 2000; Managing
                              Director-Global Acquisitions and Business
                              Development of GE Capital from 1991 to July 1997.

Joseph Hakim............  53  Executive Vice President--Chief Operating Officer
                              since September 2000; Chief Executive Officer of
                              the Merchandise Mart Division since April 1998
                              (date acquired by the Company); President and
                              Chief Executive Officer of Merchandise Mart
                              Properties, Inc., the main operating subsidiary of
                              Joseph P. Kennedy Enterprises, Inc. (the
                              predecessor to the Merchandise Mart Division) from
                              1992 to April 1998.

Joseph Macnow...........  56  Executive Vice President--Finance and
                              Administration since January 1998 and Chief
                              Financial Officer since March 2001; Executive Vice
                              President -- Finance and Administration of Vornado
                              Operating since 1998; Vice President-Chief
                              Financial Officer from 1985 to January 1998; Vice
                              President--Chief Financial Officer of Alexander's,
                              Inc. since August 1995.

Wendy Silverstein.......  41  Executive Vice President--Capital Markets since
                              April 1998; Senior Credit Officer of Citicorp Real
                              Estate and Citibank, N.A. from 1986 to 1990.

David R. Greenbaum......  50  President of the New York Office Division since
                              April 1997 (date of the Company's acquisition);
                              President of Mendik Realty (the predecessor to the
                              New York City Office Properties Division) from
                              1990 until April 1997.

Robert H. Smith.........  73  Chairman of Charles E. Smith Commercial Realty, a
                              division of Vornado Realty Trust, since January
                              2002 (date acquired by the Company); Co-Chief
                              Executive Officer and Co-Chairman of the Board of
                              Charles E. Smith Commercial Realty L.P. (the
                              predecessor to Charles E. Smith Commercial
                              Realty).

Richard T. Rowan........  55  Executive Vice President--Retail Real Estate
                              Division from January 1982 to December 2001.

Sandeep Mathrani........  39  Executive Vice President--Retail Real Estate
                              starting March 2002; Executive Vice President,
                              Forest City Ratner from 1994 to February 2002.

Christopher Kennedy.....  38  President of the Merchandise Mart Division since
                              September 2000; Executive Vice President of the
                              Merchandise Mart from April 1998 to September
                              2000; Executive Vice President of Merchandise Mart
                              Properties, Inc. from 1994 to April 1998.

Paul Larner.............  46  Chief Operating Officer and Chief Financial
                              Officer of Charles E. Smith Commercial Realty, a
                              division of Vornado Realty Trust since January
                              2002 (date acquired by the Company); Chief
                              Financial Officer of Charles E. Smith Commercial
                              Realty L.P. (the predecessor to Charles E. Smith
                              Commercial Realty) from October 1997 until January
                              2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Vornado's common shares are traded on the New York Stock Exchange under the symbol "VNO".

      Quarterly price ranges of the common shares and dividends paid per share for the years ended December 31, 2001 and 2000 were as follows:

                                YEAR ENDED                         YEAR ENDED
                             DECEMBER 31, 2001                 DECEMBER 31, 2000
                      ------------------------------     -----------------------------
QUARTER                 HIGH       LOW     DIVIDENDS       HIGH      LOW     DIVIDENDS
-------               -------    -------   ---------     -------   -------   ---------
1st................   $ 38.76    $ 34.57     $ .53       $ 35.25   $ 29.88    $ .48
2nd................     39.75      34.56       .53         36.50     33.69      .48
3rd................     41.60      37.95       .60         40.75     35.50      .48
4th................     41.65      37.60       .97*        38.94     33.38      .53

----------
* Comprised of a regular quarterly dividend of $.66 per share and a special dividend of $.31 declared on December 18, 2001, which was necessary to avoid the Company incurring an excise tax on distributions of less than 85% of taxable income in the current year.

      On March 1, 2002, the number of record holders of common shares of Vornado was 2,094.

      At December 31, 2001, the Company had a capital loss carryover of approximately $83,000,000. The capital loss carryover is available to offset future capital gains that would otherwise be required to be distributed as dividends to shareholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------------
                                                               2001         2000         1999         1998         1997
                                                            ----------   ----------   ----------   ----------   ----------
(in thousands, except share and per share amounts)
OPERATING DATA
Revenues:
     Property rentals ....................................  $  841,999   $  695,078   $  591,270   $  425,496   $  168,321
     Expense reimbursements ..............................     133,114      120,056       96,842       74,737       36,652
     Other income ........................................      10,660       10,838        8,251        9,627        4,158
                                                            ----------   ----------   ----------   ----------   ----------

Total Revenues ...........................................     985,773      825,972      696,363      509,860      209,131
                                                            ----------   ----------   ----------   ----------   ----------
Expenses:
     Operating ...........................................     398,969      318,360      282,118      207,171       74,745
     Depreciation and amortization .......................     123,862       99,846       83,585       59,227       22,983
     General and administrative ..........................      72,572       47,911       40,151       28,610       13,580
     Amortization of officer's deferred
       compensation expense ..............................          --           --           --           --       22,917
     Costs of acquisitions not consummated ...............       5,223           --           --           --           --
                                                            ----------   ----------   ----------   ----------   ----------
Total Expenses ...........................................     600,626      466,117      405,854      295,008      134,225
                                                            ----------   ----------   ----------   ----------   ----------
Operating Income .........................................     385,147      359,855      290,509      214,852       74,906
Income applicable to Alexander's .........................      24,548       17,363       11,772        3,123        7,873
Income from partially-owned entities .....................      80,612       86,654       78,560       32,025        4,658
Interest and other investment income .....................      54,385       32,926       18,359       24,074       23,767
Interest and debt expense ................................    (173,076)    (170,273)    (141,683)    (114,686)     (42,888)
Net gain on disposition of wholly-owned and
   partially-owned assets ................................       7,425       10,965           --        9,649           --
Minority interest:
    Perpetual preferred unit distributions ...............     (70,705)     (62,089)     (19,254)        (756)          --
    Minority limited partnership earnings ................     (39,138)     (38,320)     (33,904)     (14,822)      (7,293)
    Partially-owned entities .............................      (2,520)      (1,965)      (1,840)        (605)          --
                                                            ----------   ----------   ----------   ----------   ----------
Income before cumulative effect of change in accounting
   principle and extraordinary item ......................     266,678      235,116      202,519      152,854       61,023
Cumulative effect of change in accounting principle ......      (4,110)          --           --           --           --
Extraordinary item .......................................       1,170       (1,125)          --           --           --
                                                            ----------   ----------   ----------   ----------   ----------
Net income ...............................................     263,738      233,991      202,519      152,854       61,023
Preferred share dividends ................................     (36,505)     (38,690)     (33,438)     (21,690)     (15,549)
                                                            ----------   ----------   ----------   ----------   ----------

Net income applicable to common shares ...................  $  227,233   $  195,301   $  169,081   $  131,164   $   45,474
                                                            ==========   ==========   ==========   ==========   ==========

   Income per share--basic(1) ............................  $     2.55   $     2.26   $     1.97   $     1.62   $      .83
   Income per share--diluted(1) ..........................  $     2.47   $     2.20   $     1.94   $     1.59   $      .79
   Cash dividends declared for common shares .............  $     2.63   $     1.97   $     1.80   $     1.64   $     1.36

BALANCE SHEET DATA
   Total assets ..........................................  $6,777,343   $6,403,210   $5,479,218   $4,425,779   $2,524,089
   Real estate, at cost ..................................   4,690,211    4,354,392    3,921,507    3,315,891    1,564,093
   Accumulated depreciation ..............................     506,225      393,787      308,542      226,816      173,434
   Debt ..................................................   2,477,173    2,688,308    2,048,804    2,051,000      956,654
   Shareholders' equity ..................................   2,570,372    2,078,720    2,055,368    1,782,678    1,313,762

                                                                            YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------
                                                            2001        2000        1999        1998          1997
                                                         ---------   ---------   ---------   -----------   -----------
(in thousands)
OTHER DATA
   Funds from operations(2):
   Net income applicable to common shares .............  $ 227,233   $ 195,301   $ 169,081   $   131,164   $    45,474
   Cumulative effect of change in
     accounting principle .............................      4,110          --          --            --            --
   Extraordinary item .................................     (1,170)      1,125          --            --            --
   Depreciation and amortization of real
     property .........................................    119,568      97,744      82,216        58,277        22,413
   Straight-lining of property rentals for rent
     escalations ......................................    (24,314)    (28,893)    (22,881)      (14,531)       (3,359)
   Leasing fees received in excess of income
     recognized .......................................      1,954       1,259       1,705         1,339         1,733
   Net gain on sale of real estate ....................    (12,445)    (10,965)         --            --            --
   Net gain from insurance settlement and
     condemnation proceedings .........................     (3,050)         --          --        (9,649)           --
   Appreciation/(depreciation) of securities
     held in officer's deferred compensation
     trust ............................................      3,023       4,765        (340)          340            --
   Gains on sale of securities available
     for sale .........................................         --          --        (383)         (898)           --
   Proportionate share of adjustments to equity
     in income of partially-owned entities
     to arrive at funds from operations:
     Temperature Controlled Logistics .................     34,531      35,565      31,400        41,988         4,183
     Alexander's ......................................     (5,980)         93       1,324         4,023        (2,471)
     Partially-owned office buildings .................      1,913       2,926          50         3,561         2,891
     Hotel Pennsylvania ...............................         --       5,779       4,866         4,083           457
     Charles E. Smith Commercial Realty L.P. ..........     17,917      15,767      12,024         2,974         1,298
     Other ............................................     10,538       9,448       7,463           219            --
   Minority interest in partially owned entities in
     excess of preferential distributions .............    (16,810)    (16,445)     (9,020)       (3,991)           --
   Dilutive effect of Series A Preferred Share
     dividends ........................................     19,505      21,689      16,268            --            --
                                                         ---------   ---------   ---------   -----------   -----------
Funds from operations(2) ..............................  $ 376,523   $ 335,158   $ 293,773   $   218,899   $    72,619
                                                         =========   =========   =========   ===========   ===========

Cash flow provided by (used in):
   Operating activities ...............................  $ 387,685   $ 249,921   $ 176,895   $   189,406   $   115,473
   Investing activities ...............................    (79,722)   (699,375)   (494,204)   (1,257,367)   (1,064,484)
   Financing activities ...............................   (179,368)    473,813     262,131       879,815     1,215,269

----------
(1) All share and per share information has also been adjusted for a 2-for-1 share split in October 1997.
(2) Funds from operations does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures reported by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by the National Association of Real Estate Investment Trusts ("NAREIT"). Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified from this definition to adjust primarily for (i) the effect of straight-lining of property rentals for rent escalations and leasing fee income, and (ii) the reversal of income taxes (benefit) which are considered non-recurring because of the conversion of Temperature Controlled Logistics Companies to REITs in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Index to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                            Page
                                                                            ----

Overview.................................................................... 58
Results of Operations:
      Years Ended December 31, 2001 and 2000................................ 62
      Years Ended December 31, 2000 and 1999................................ 69
Supplemental Information:
      Summary of Net Income and EBITDA for the Three Months Ended
         December 31, 2001 and 2000......................................... 73
      Changes by segment in EBITDA for the Three Months Ended
         December 31, 2001 and 2000......................................... 75
      Leasing Activity...................................................... 76
      Proforma Operating Results - CESCR Acquisition........................ 77
      Related Party Disclosure.............................................. 77
Liquidity and Capital Resources:
      Cash Flows for the Years Ended December 31, 2001, 2000 and 1999....... 79
      Funds from Operations for the Years Ended December 31, 2001 and 2000.. 82 Acquisition Activity, Certain Cash Requirements and Financing
        Activities and Contractual Obligations.............................. 84

OVERVIEW

      The Company has operated over the periods presented in a generally favorable economic environment, although the Company's operating environment began to show signs of weakening in the first half of 2001. The Company's physical properties were not directly affected by the catastrophic events of September 11, 2001. Demand for New York City office space increased temporarily as a result of displaced tenants from buildings damaged or destroyed. The occupancy rate of the Company's New York City office portfolio increased from 95% at June 30, 2001 to 97% at December 31, 2001. The Company has experienced a significant reduction in occupancy at its Hotel Pennsylvania subsequent to September 11, 2001 accelerating a trend which began in the first quarter of 2001.

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

      Below is a summary of net income and EBITDA(1) by segment for the years ended December 31, 2001, 2000 and 1999. Prior to 2001, income from the Company's preferred stock affiliates ("PSAs") was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its PSAs and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated effective January 1, 2001. Amounts for the years ended December 31, 2000 and 1999 have been reclassified to give effect to the consolidation of these entities, as if consolidated as of January 1, 1999.

($ in thousands)                                                                 December 31, 2001
                                                    ---------------------------------------------------------------------------
                                                                                                        Temperature
                                                                                          Merchandise   Controlled
                                                      Total        Office       Retail        Mart       Logistics      Other
                                                    ---------    ---------    ---------   -----------   -----------    --------
Rentals .........................................   $ 841,999    $ 463,234    $ 119,730    $ 197,668      $     --     $ 61,367
Expense reimbursements ..........................     133,114       67,842       47,998       13,801            --        3,473
Other income ....................................      10,660        3,957        2,038        3,324            --        1,341
                                                    ---------    ---------    ---------    ---------      --------     --------
Total revenues ..................................     985,773      535,033      169,766      214,793            --       66,181
                                                    ---------    ---------    ---------    ---------      --------     --------
Operating expenses ..............................     398,969      217,965       58,996       83,107            --       38,901
Depreciation and amortization ...................     123,862       71,548       17,349       25,397            --        9,568
General and administrative ......................      72,572       12,694          470       18,081            --       41,327
Costs of acquisitions not consummated ...........       5,223           --           --           --            --        5,223
                                                    ---------    ---------    ---------    ---------      --------     --------
Total expenses ..................................     600,626      302,207       76,815      126,585            --       95,019
                                                    ---------    ---------    ---------    ---------      --------     --------
Operating income ................................     385,147      232,826       92,951       88,208            --      (28,838)
Income applicable to Alexander's ................      24,548           --           --           --            --       24,548
Income from partially-owned entities ............      80,612       32,746        1,914          149        17,447(4)    28,356
Interest and other investment income ............      54,385        6,866          608        2,045            --       44,866
Interest and debt expense .......................    (173,076)     (54,559)     (55,466)     (33,354)           --      (29,697)
Net gain on disposition of wholly-owned and
  partially-owned assets ........................       7,425       12,445        3,050          160            --       (8,230)
Minority interest ...............................    (112,363)     (55,932)     (16,562)     (15,650)      (10,968)     (13,251)
                                                    ---------    ---------    ---------    ---------      --------     --------
Income before cumulative effect of change in
 accounting principle and extraordinary item ....     266,678      174,392       26,495       41,558         6,479       17,754
Cumulative effect of change in accounting
 principle ......................................      (4,110)          --           --           --            --       (4,110)
Extraordinary item ..............................       1,170           --           --           --            --        1,170
                                                    ---------    ---------    ---------    ---------      --------     --------
Net income ......................................     263,738      174,392       26,495       41,558         6,479       14,814
Cumulative effect of change in accounting
 principle ......................................       4,110           --           --           --            --        4,110
Extraordinary item ..............................      (1,170)          --           --           --            --       (1,170)
Minority interest ...............................     112,363       55,932       16,562       15,650        10,968       13,251
Net gain on disposition of wholly-owned and
  partially-owned assets ........................     (15,655)     (12,445)      (3,050)        (160)           --           --
Interest and debt expense(3) ....................     270,357       95,875       58,023       33,354        26,459       56,646
Depreciation and amortization(3) ................     188,859       91,208       18,834       25,397        33,815       19,605
Straight-lining of rents(3) .....................     (26,134)     (20,124)         787       (4,997)           --       (1,800)
Other ...........................................     (12,586)      (4,673)          --           --           716       (8,629)(5)
                                                    ---------    ---------    ---------    ---------      --------     --------
EBITDA(1) .......................................   $ 783,882    $ 380,165    $ 117,651    $ 110,802      $ 78,437     $ 96,827
                                                    =========    =========    =========    =========      ========     ========

      See Supplemental Information on page 73 for the following data regarding the fourth quarter of 2001 and 2000: (i) a summary of net income and EBITDA by segment, (ii) details of the changes by segment in EBITDA and (iii) leasing activity. Further, the Supplemental Information contains data regarding (i) leasing activity for the year ended December 31, 2001, (ii) Condensed Proforma Operating Results for the years ended December 31, 2001 and 2000 giving effect to the January 1, 2002 acquisition of the remaining 66% of Charles E. Smith Commercial Realty as if it had occurred on January 1, 2000 and (iii) a summary of related party disclosures.

($ in thousands)                                       December 31, 2000 (after giving effect to consolidation of PSA's)
                                                 ----------------------------------------------------------------------------
                                                                                                     Temperature
                                                                                       Merchandise   Controlled
                                                   Total        Office      Retail        Mart        Logistics       Other
                                                 ---------    ---------    ---------   -----------   -----------    ---------
Rentals ......................................   $ 788,469    $ 406,261    $ 129,902    $ 171,001      $     --     $  81,305
Expense reimbursements .......................     120,074       60,767       45,490       10,654            --         3,163
Other income .................................      17,608        5,499        2,395        4,661            --         5,053
                                                 ---------    ---------    ---------    ---------      --------     ---------
Total revenues ...............................     926,151      472,527      177,787      186,316            --        89,521
                                                 ---------    ---------    ---------    ---------      --------     ---------
Operating expenses ...........................     379,524      199,424       55,671       74,553            --        49,876
Depreciation and amortization ................     108,109       58,074       17,464       21,984            --        10,587
General and administrative ...................      63,468       10,401          667       16,330            --        36,070
Costs of acquisitions not consummated ........          --           --           --           --            --            --
                                                 ---------    ---------    ---------    ---------      --------     ---------
Total expenses ...............................     551,101      267,899       73,802      112,867            --        96,533
                                                 ---------    ---------    ---------    ---------      --------     ---------
Operating income .............................     375,050      204,628      103,985       73,449            --        (7,012)
Income applicable to Alexander's .............      17,363           --           --           --            --        17,363
Income from partially-owned entities .........      79,694       29,210          667           --        28,778(4)     21,039
Interest and other investment income .........      33,798        6,162           --        2,346            --        25,290
Interest and debt expense ....................    (179,380)     (62,162)     (53,180)     (38,569)           --       (25,469)
Net gain on disposition of wholly-owned and
  partially-owned assets .....................      10,965        8,405        2,560           --            --            --
Minority interest ............................    (102,374)     (46,917)     (16,550)     (12,660)      (12,483)      (13,764)
                                                 ---------    ---------    ---------    ---------      --------     ---------
Income before extraordinary item .............     235,116      139,326       37,482       24,566        16,295        17,447
Extraordinary item ...........................      (1,125)          --       (1,125)          --            --            --
                                                 ---------    ---------    ---------    ---------      --------     ---------
Net income ...................................     233,991      139,326       36,357       24,566        16,295        17,447
Extraordinary item ...........................       1,125           --        1,125           --            --            --
Minority interest ............................     102,374       46,917       16,550       12,660        12,483        13,764
Net gain on disposition of wholly-owned and
  partially-owned assets .....................     (10,965)      (8,405)      (2,560)          --            --            --
Interest and debt expense(3) .................     260,573       96,224       55,741       38,566        27,424        42,618
Depreciation and amortization(3) .............     167,268       76,696       18,522       20,627        34,015        17,408
Straight-lining of rents(3) ..................     (30,001)     (19,733)      (2,295)      (5,919)       (1,121)         (933)
Other ........................................      14,510           --       (1,654)       1,358         4,064(2)     10,742(5)
                                                 ---------    ---------    ---------    ---------      --------     ---------
EBITDA(1) ....................................   $ 738,875    $ 331,025    $ 121,786    $  91,858      $ 93,160     $ 101,046
                                                 =========    =========    =========    =========      ========     =========

($ in thousands)                                December 31, 1999 (after giving effect to consolidation of PSA's)
                                           ---------------------------------------------------------------------------
                                                                                               Temperature
                                                                                 Merchandise   Controlled
                                             Total        Office      Retail        Mart        Logistics       Other
                                           ---------    ---------    ---------   -----------   -----------    --------
Rentals ................................   $ 675,313    $ 333,025    $ 125,510    $ 151,308      $     --     $ 65,470
Expense reimbursements .................      95,658       42,198       43,326        8,245            --        1,889
Other income ...........................      12,542        4,572        1,702        1,831            --        4,437
                                           ---------    ---------    ---------    ---------      --------     --------
Total revenues .........................     783,513      379,795      170,538      161,384            --       71,796
                                           ---------    ---------    ---------    ---------      --------     --------
Operating expenses .....................     335,744      168,825       58,058       67,518            --       41,343
Depreciation and amortization ..........      92,316       48,058       15,646       19,607            --        9,005
General and administrative .............      57,092       10,797          358       13,044            --       32,893
Costs of acquisitions not consummated ..          --           --           --           --            --           --
                                           ---------    ---------    ---------    ---------      --------     --------
Total expenses .........................     485,152      227,680       74,062      100,169            --       83,241
                                           ---------    ---------    ---------    ---------      --------     --------
Operating income .......................     298,361      152,115       96,476       61,215            --      (11,445)
Income applicable to Alexander's .......      11,772           --           --           --        11,772
Income from partially-owned entities ...      78,184       19,055          938           --        36,722       21,469
Interest and other investment income ...      20,683        1,786           --        2,995            --       15,902
Interest and debt expense ..............    (151,483)     (49,624)     (27,635)     (31,685)           --      (42,539)
Minority interest ......................     (54,998)     (25,854)     (14,628)      (6,819)       (7,697)          --
                                           ---------    ---------    ---------    ---------      --------     --------
Net income (loss).......................     202,519       97,478       55,151       25,706        29,025       (4,841)
Minority interest ......................      54,998       25,854       14,628        6,819         7,697           --
Interest and debt expense(3) ...........     226,253       82,460       30,249       29,509        27,520       56,515
Depreciation and amortization(3) .......     143,499       64,702       16,900       17,702        31,044       13,151
Straight-lining of rents(3) ............     (25,359)     (16,386)      (2,120)      (4,740)       (1,698)        (415)
Other ..................................       7,451          365           --           --         2,054(2)     5,032
                                           ---------    ---------    ---------    ---------      --------     --------
EBITDA(1) ..............................   $ 609,361    $ 254,473    $ 114,808    $  74,996      $ 95,642     $ 69,442
                                           =========    =========    =========    =========      ========     ========

----------
(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2) Includes (i) the reversal of income taxes (benefit) which are considered non-recurring because of the conversion of the Temperature Controlled Logistics Companies to REITs in 2000 and (ii) the add back of non-recurring unification costs.
(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(4) Net of $15,281 and $9,787 of rent not recognized as income in 2001 and 2000, respectively.
(5) Includes the reversal of $1,266 and $4,765 of expenses in connection with a deferred compensation arrangement in 2001 and 2000, respectively.

Other EBITDA is comprised of:

($ in thousands)                                              2001            2000        1999
                                                            --------       ---------    --------
Newkirk Joint Ventures
  (30% interest):
     Equity in EBITDA of limited partnerships ...........   $ 54,695(1)    $  43,685    $ 38,465
     Interest and other income ..........................      8,700           7,300       1,331
                                                            --------       ---------    --------
         Total ..........................................     63,395          50,985      39,796
Alexander's (33.1% interest) ............................     19,362(2)       18,330      13,469
Hotel Pennsylvania (3) ..................................     16,978(4)       26,866      21,200
After-tax net gain on sale of Park Laurel
  condominium units .....................................     15,657              --          --
Write-off of net investment in the
  Russian Tea Room ("RTR") ..............................     (7,374)             --          --
Write-off of net investments in technology companies ....    (16,513)             --          --
Costs of acquisitions not consummated ...................     (5,223)             --          --
Corporate general and administrative expenses ...........    (41,327)        (36,070)    (32,893)
Investment income and other .............................     51,872          40,935      27,870
                                                            --------       ---------    --------
         Total ..........................................   $ 96,827       $ 101,046    $ 69,442
                                                            ========       =========    ========

----------
(1)   Reflects acquisitions of additional partnership interests.

(2) Includes leasing fees of $2,500 in connection with Alexander's ground lease of its Paramus property to IKEA in the fourth quarter of 2001.

(3) The commercial portion of the Hotel was wholly-owned as of August 5, 1999, and accordingly consolidated.

(4) Average occupancy and REVPAR for the Hotel Pennsylvania for the year ended December 31, 2001 was 63% and $70 compared to 76% and $87 for the year ended December 31, 2000.

      The following table sets forth the percentage of the Company's EBITDA by segment for the years ended December 31, 2001, 2000 and 1999. The Proforma column gives effect to the January 1, 2002 acquisition by the Company of the remaining 66% interest in CESCR described previously as if it had occurred on January 1, 2001.

                                                PERCENTAGE OF EBITDA
                                     -----------------------------------------
                                              Years Ended December 31,
                                     -----------------------------------------
                                     Proforma             Historical
                                     --------   ------------------------------
                                       2001       2001       2000       1999
                                     --------   --------   --------   --------
Office:
   New York .......................        31%        38%        35%        32%
   CESCR ..........................        26%        10%        10%        10%
                                     --------   --------   --------   --------
   Total ..........................        57%        48%        45%        42%
Retail ............................        12%        15%        16%        19%
Merchandise Mart Properties .......        12%        14%        12%        12%
Temperature Controlled Logistics ..         8%        10%        13%        16%
Other .............................        11%        13%        14%        11%
                                     --------   --------   --------   --------
                                          100%       100%       100%       100%
                                     ========   ========   ========   ========

RESULTS OF OPERATIONS

      YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

      Below are the details of the changes by segment in EBITDA.

($ in thousands)
                                                                                              Temperature
                                                                                Merchandise   Controlled
                                           Total      Office          Retail        Mart       Logistics         Other
                                         --------    --------       ---------   -----------   -----------      ---------
Year ended December 31, 2000             $738,875    $331,025       $ 121,786     $ 91,858      $ 93,160       $ 101,046
2001 Operations:
     Same store operations(1) ........     32,485      37,731           3,305        7,508       (14,723)(3)      (1,336)
     Acquisitions, dispositions and
       non-recurring income and
       expenses ......................     12,522      11,409          (7,440)      11,436            --          (2,883)
                                         --------    --------       ---------     --------      --------       ---------
Year ended December 31, 2001 .........   $783,882    $380,165(2)    $ 117,651     $110,802      $ 78,437       $  96,827(4)
                                         ========    ========       =========     ========      ========       =========
     % increase in same
       store operations ..............       4.4%       11.4%(2)         2.7%         8.2%        (15.8%)(3)       (1.3%)(4)
                                         ========    ========       =========     ========      ========       =========

----------
(1)   Represents operations which were owned for the same period in each year.
(2) EBITDA and the same store percentage increase was $295,222 and 13.7% for the New York City office portfolio and $84,943 and 3.6% for the CESCR portfolio.
(3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000, (ii) reduce 2002's contractual rent to $150,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500 to $9,500 effective January 1, 2000 and
      (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      The tenant has advised the Landlord that (i) its revenue for the year ended December 31, 2001 from the warehouses it leases from the Landlord, is lower than last year by 4.2% and (ii) its gross profit before rent at these warehouses for the corresponding period is lower than last year by $26,764 (a 14.4% decline). This decrease is attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

      Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $15,281 and $8,606 of the rent it was due in the years ended December 31, 2001 and 2000. On December 31, 2001 the Landlord released the tenant from its obligation to pay $39,812 of deferred rent of which the Company's share was $23,887. This amount equals the rent which was not recognized as income by the Company and accordingly had no profit and loss effect to the Company.

(4) Included in "Other" is $2,422 of interest income from the $31,424 note receivable the Company has from Vornado Operating Company ("Vornado Operating"). Vornado Operating has only one significant asset, its investment in AmeriCold Logistics and does not generate positive cash flow sufficient to cover all of its expenses. Accordingly, commencing January 1, 2002, the Company will no longer recognize the interest income due on the $31,424 loan until Vornado Operating is cash flow positive in an amount sufficient to fund the interest due to the Company. The Company anticipates that the leases with Vornado Operating's investee may be restructured to provide additional cash flow and Vornado Operating's investee may sell non-core assets.

REVENUES

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $985,773,000 in the year ended December 31, 2001 compared to $926,151,000 in the prior year, an increase of $59,622,000. These increases by segment resulted from:

                                                 Date of                                               Merchandise
($ in thousands)                               Acquisition          Total      Office      Retail          Mart       Other
                                             --------------       --------    --------    --------     -----------   --------
Property Rentals:
Acquisitions:
     7 West 34th Street.................     November 2000        $ 12,162    $ 12,162    $     --       $     --    $     --
     33 North Dearborn Street...........     September 2000          3,928          --          --          3,928          --
     L.A. Mart..........................     October 2000            8,622          --          --          8,622          --
     715 Lexington Avenue...............     July 2001                 861         861          --             --          --
Plaza Suites on Main Street expansion...     September 2001          2,784          --          --          2,784          --
Dispositions............................                            (8,775)                 (8,775)(1)
Hotel Activity..........................                           (18,234)         --          --             --     (18,234)(3)
Trade Show Activity.....................                             4,490          --          --          4,490          --
Leasing activity........................                            47,692      43,950      (1,397)(4)      6,843      (1,704)(2)
                                                                  --------    --------    --------       --------    --------
Total increase in property rentals......                            53,530      56,973     (10,172)        26,667     (19,938)
                                                                  --------    --------    --------       --------    --------
Tenant expense reimbursements:
    Increase in tenant expense
      reimbursements due to
      acquisitions/dispositions.........                             4,664       2,874        (814)         2,604          --
    Other...............................                             8,376       4,201       3,322            543         310
                                                                  --------    --------    --------       --------    --------
    Total increase in tenant
      expense reimbursements............                            13,040       7,075       2,508          3,147         310
                                                                  --------    --------    --------       --------    --------
Other income............................                            (6,948)     (1,542)       (357)        (1,337)     (3,712)
                                                                  --------    --------    --------       --------    --------
Total increase in revenues..............                          $ 59,622    $ 62,506    $ (8,021)      $ 28,477    $(23,340)
                                                                  ========    ========    ========       ========    ========

----------
(1) Results primarily from the 14th Street and Union Square property being taken out of service for redevelopment on February 9, 2001 and the sale of the Company's Texas properties on March 2, 2000.
(2) Results primarily from the termination of the Sports Authority lease at the Hotel Pennsylvania in January 2001.
(3) Average occupancy and REVPAR for the Hotel Pennsylvania were 63% and $70 for the year ended December 31, 2001 and 76% and $87 for the year ended December 31, 2000.
(4) Reflects a decrease of $2,514 in property rentals arising from the straight-lining of rent escalations.

        See Supplemental Information on page 76 for details of leasing activity.

EXPENSES

      The Company's expenses were $600,626,000 in the year ended December 31, 2001, compared to $551,101,000 in the prior year, an increase of $49,525,000. This increase by segment resulted from:

($ in thousands)
                                                                          Merchandise
                                          Total      Office      Retail       Mart        Other
                                        --------    --------    --------  -----------   --------
Operating:
    Acquisitions, dispositions and
      non-recurring items ...........   $  8,938    $  5,115    $   (253)   $  6,199    $ (2,123)
    Hotel activity ..................     (3,331)         --          --          --      (3,331)(1)
    Same store operations ...........     13,838      13,426       3,578       2,355      (5,521)
                                        --------    --------    --------    --------    --------
                                          19,445      18,541       3,325       8,554     (10,975)
                                        --------    --------    --------    --------    --------
Depreciation and amortization:
    Acquisitions, dispositions and
      non-recurring items ...........      3,788       2,563        (277)      1,502          --
    Hotel activity ..................      1,121          --          --          --       1,121
    Same store operations ...........     10,844      10,911         162       1,911      (2,140)
                                        --------    --------    --------    --------    --------
                                          15,753      13,474        (115)      3,413      (1,019)
                                        --------    --------    --------    --------    --------
General and Administrative:
    Other expenses ..................      8,815       2,293        (197)      1,751       4,968
    Donations to Twin Towers Fund
      and NYC Fireman's Fund ........      1,250          --          --          --       1,250
    Hotel activity ..................     (1,605)         --          --          --      (1,605)
    Appreciation in value of
      Vornado shares and other
      securities held in officer's
      deferred compensation trust ...        644          --          --          --         644
                                        --------    --------    --------    --------    --------
                                           9,104       2,293        (197)      1,751       5,257
                                        --------    --------    --------    --------    --------
    Costs of acquisitions not
    consummated .....................      5,223          --          --          --       5,223
                                        --------    --------    --------    --------    --------
                                        $ 49,525    $ 34,308    $  3,013    $ 13,718    $ (1,514)
                                        ========    ========    ========    ========    ========

----------
(1) Includes $1,900 for the collection of a receivable from a commercial tenant of the Hotel in 2001 which was previously fully reserved.

INCOME APPLICABLE TO ALEXANDER'S

      Income applicable to Alexander's (loan interest income, management, leasing and development fees, equity in income) was $24,548,000 in the year ended December 31, 2001, compared to $17,363,000 in the prior year, an increase of $7,185,000. This increase resulted primarily from the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.

INCOME FROM PARTIALLY-OWNED ENTITIES

      In accordance with generally accepted accounting principles, the Company reflects the income it receives from (i) entities it owns less than 50% of and
(ii) entities it owns more than 50% of, but which have a partner who has the right to exercise significant control, on the equity method of accounting resulting in such income appearing on one line in the Company's consolidated statements of income. Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income of partially-owned entities for the year ended December 31, 2001 as compared to the prior year:

($ in thousands)                                                    Starwood                             Partially-
                                                           Las       Ceruzzi   Temperature    Newkirk      owned      Management
                                                        Catalinas     Joint    Controlled      Joint       Office     Companies/
                                  Total       CESCR        Mall      Venture    Logistics     Venture    Buildings      Other
                                ---------   ---------   ---------   --------   ----------    ---------   ----------   ----------
DECEMBER 31, 2001:
Revenues .....................  $ 747,902   $ 382,502    $ 14,377    $ 1,252    $ 126,957    $ 179,551    $ 43,263      $    --
Expenses:
  Operating, general and
     administrative ..........   (180,337)   (135,133)     (2,844)      (820)      (8,575)     (13,630)    (19,335)          --
  Depreciation ...............   (141,594)    (53,936)     (2,330)      (501)     (58,855)     (20,352)     (5,620)          --
  Interest expense ...........   (236,996)   (112,695)     (5,705)        --      (44,988)     (65,611)     (7,997)          --
  Other, net .................      6,181       1,975          --        275        2,108        4,942       1,759       (4,878)
                                ---------   ---------    --------    -------    ---------    ---------    --------      -------
Net Income ...................  $ 195,156   $  82,713    $  3,498    $   206    $  16,647    $  84,900    $ 12,070      $(4,878)
                                =========   =========    ========    =======    =========    =========    ========      =======

Vornado's interest ...........                  34%         50%         80%         60%          30%         34%          50%
Equity in net income .........  $  67,679   $  28,653    $  1,749    $   165    $   9,988    $  25,470    $  4,093      $(2,439)
Interest and other income ....      7,579          --          --         --        2,105        5,474          --           --
Fee income ...................      5,354          --          --         --        5,354           --          --           --
                                ---------   ---------    --------    -------    ---------    ---------    --------      -------
Income from partially-owned
 entities ....................  $  80,612   $  28,653    $  1,749    $   165    $  17,447    $  30,944    $  4,093      $(2,439)
                                =========   =========    ========    =======    =========    =========    ========      =======

DECEMBER 31, 2000:
Revenues .....................  $ 698,712   $ 344,084    $ 14,386    $   303    $ 154,467    $ 143,272    $ 42,200      $    --
Expenses:
  Operating, general and
     administrative ..........   (175,135)   (129,367)     (3,817)    (1,740)      (9,029)     (10,652)    (20,530)          --
  Depreciation ...............   (126,221)    (42,998)     (2,277)      (153)     (57,848)     (14,786)     (8,159)          --
  Interest expense ...........   (218,234)    (98,565)     (4,812)        --      (46,639)     (58,284)     (9,934)          --
  Other, net .................      2,113       3,553          --     (3,667)       2,557        2,561      (2,891)
                                            ---------    --------    -------    ---------    ---------    --------      -------
Net Income ...................  $ 181,235   $  76,707    $  3,480    $(1,590)   $  37,284    $  62,107    $  6,138      $(2,891)
                                =========   =========    ========    =======    =========    =========    ========      =======

Vornado's interest ...........                  34%         50%         80%         60%          30%         46%          98%
Equity in net income .........  $  67,392   $  25,724    $  1,817    $(1,150)   $  22,370    $  18,632    $  2,832      $(2,833)
Interest and other income ....      6,768          --          --         --          874        5,894          --           --
Fee income ...................      5,534          --          --         --        5,534           --          --           --
                                ---------   ---------    --------    -------    ---------    ---------    --------      -------
Income from partially-owned
  entities ...................  $  79,694   $  25,724    $  1,817    $(1,150)   $  28,778    $  24,526    $  2,832      $(2,833)
                                =========   =========    ========    =======    =========    =========    ========      =======

INCREASE (DECREASE) IN
  INCOME OF PARTIALLY-OWNED
    ENTITIES .................  $     918   $   2,929    $    (68)   $ 1,315    $ (11,331)   $   6,418    $  1,261      $   394
                                =========   =========    ========    =======    =========    =========    ========      =======

INTEREST AND OTHER INVESTMENT INCOME

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $54,385,000 for the year ended December 31, 2001, compared to $33,798,000 in the prior year, an increase of $20,587,000. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. on September 28, 2000 (20% effective rate).

      On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. The Company received a 1% upfront fee and is entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bears interest at 16% per annum. Primestone Investment Partners, L.P. defaulted on the repayment of this loan on October 25, 2001. The Company's loan was subordinate to $37,957,000 of other debt of the borrower. On October 31, 2001, the Company purchased the other debt for its face amount. The loans are secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE), which units are exchangeable for the same number of shares of PGE. The loans are also guaranteed by affiliates of the borrower. The Company has commenced foreclosure proceedings with respect to the collateral.

      On November 19, 2001 the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768,000, including unpaid interest and fees of $6,790,000. Under the terms of the participation agreement, cash payments received shall be applied (i) first, to the reimbursement of reimbursable out-of-pocket costs and expenses incurred in connection with the servicing, administration or enforcement of the loans after November 19, 2001, (ii) second, to the Company and Cadim pro rata in proportion to the amount of interest and fees owed to them (all of such fees and interest accrued through November 19, 2001 are for the account of Vornado and all of such fees and interest accrued after November 19, 2001 accrue on a 50/50 basis to the Company and Cadim) and (iii) third, 50% to the Company and 50% to Cadim. The Company has agreed that in the event the Company acquires the collateral in a foreclosure proceeding it will, upon the request of Cadim, deliver 50% of such collateral to Cadim.

      For financial reporting purposes, the gross amount of the loan, $106,768,000, is included in "Notes and mortgage loans receivable" and Cadim's 50% participation, $50,000,000, is reflected in "Other liabilities". The Company did not recognize income on these loans for the period from November 19, 2001 through December 31, 2001, and will not recognize income until such time that cash is received or foreclosure proceedings have been consummated. The Company believes that the value of the collateral and the guarantees is sufficient to cover the carrying amount of the loans receivable including unpaid interest and fees.

      Included in interest and other investment income for the year ended December 31, 2001, is $2,422,000 of interest income from the $31,424,000 note receivable the Company has from Vornado Operating Company ("Vornado Operating"). Vornado Operating has only one significant asset, its investment in AmeriCold Logistics and does not generate positive cash flow sufficient to cover all of its expenses. Accordingly, commencing January 1, 2002, the Company will no longer recognize the interest income due on the $31,424,000 loan until Vornado Operating is cash flow positive in an amount sufficient to fund the interest due to the Company.

INTEREST AND DEBT EXPENSE

      Interest and debt expense was $173,076,000 for the year ended December 31, 2001, compared to $179,380,000 in the prior year, a decrease of $6,304,000. This decrease resulted primarily from a $36,270,000 savings from a 289 basis point reduction in weighted average interest rate on variable rate debt partially offset by interest on higher average outstanding loan balances. Interest and debt expense includes amortization of debt issuance costs of $8,458,000 and $7,298,000 for the years ended December 31, 2001 and 2000.

NET GAIN ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS

      The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets for the years ended December 31, 2001 and 2000:

($ in thousands)
                                                                               2001                 2000
                                                                          -------------        -------------
WHOLLY-OWNED ASSETS:
   Net gain from condemnation proceeding.....................             $       3,050        $          --
   Write-off of investments in technology companies..........                   (16,513)                  --
   Net gain on sale of other real estate.....................                        --               10,965
PARTIALLY-OWNED ASSETS:
   After-tax net gain on sale of Park Laurel condominium units                   15,657                   --
   Net gain on sale of 570 Lexington Avenue..................                    12,445                   --
   Write-off of net investment in the Russian Tea Room ("RTR")                   (7,374)                  --
  Other......................................................                       160                   --
                                                                          -------------        -------------
                                                                          $       7,425        $      10,965
                                                                          =============        =============

NET GAIN FROM CONDEMNATION PROCEEDING

In September 1998, Atlantic City condemned the Company's property. In the third quarter of 1998, the Company recorded a gain of $1,694,000, which reflected the condemnation award of $3,100,000, net of the carrying value of the property of $1,406,000. The Company appealed the amount and on June 27, 2001, was awarded an additional $3,050,000, which has been recorded as a gain in the quarter ended June 30, 2001.

WRITE-OFF INVESTMENTS IN TECHNOLOGY COMPANIES

      In the first quarter of 2001, the Company recorded a charge of $4,723,000 resulting from the write-off of an equity investment in a technology company. In the second quarter of 2001, the Company recorded an additional charge of $13,561,000 resulting from the write-off of all of its remaining equity investments in technology companies due to both the deterioration of the financial condition of these companies and the lack of acceptance by the market of certain of their products and services. In the fourth quarter of 2001, the Company recorded $1,481,000 of income resulting from the reversal of a deferred rent liability relating to the termination of an agreement permitting one of the technology companies access to its properties.

550/600 MAMARONECK AVENUE

      On August 6, 2001, the Company sold its leasehold interest in 550/600 Mamaroneck Avenue for $22,500,000, which approximated its net book value.

NET GAIN ON SALE OF OTHER REAL ESTATE

      During 2000, the Company sold (i) its three shopping centers located in Texas for $25,750,000, resulting in a gain of $2,560,000 and (ii) its Westport, Connecticut office property for $24,000,000, resulting in a gain of $8,405,000.

PARK LAUREL CONDOMINIUM PROJECT

      In the third and fourth quarters of 2001, the Park Laurel Joint Venture (69% owned by the Company) completed the sale of 52 condominium units of the total 53 units and received proceeds of $139,548,000. The Company's share of the after tax net gain was $15,657,000 and is after a charge of $3,953,000 (net of tax benefit of $1,826,000) for awards accrued under the venture's incentive compensation plan.

570 LEXINGTON AVENUE

      On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000,000, resulting in a gain of $12,445,000.

WRITE-OFF OF NET INVESTMENT IN RTR

      In the third quarter of 2001, the Company wrote-off its entire net investment of $7,374,000 in RTR based on the operating losses and an assessment of the value of the real estate.

OTHER

      The Company recorded the cumulative effect of a change in accounting principle of $4,110,000 in the first quarter of 2001. The Company had previously marked-to-market changes in the value of stock purchase warrants through accumulated other comprehensive loss. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, those changes are recognized through earnings, and accordingly, the Company has reclassified $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as of January 1, 2001. Future changes in value of such securities will be recorded through earnings.

      The Company recorded an extraordinary item of $1,170,000 in the first quarter of 2001 representing the Company's share of Alexander's extraordinary gain from early extinguishment of debt. The Company incurred an extraordinary loss of $1,125,000 in the first quarter of 2000 due to the write-off of unamortized financing costs in connection with the prepayment of debt.

      Minority interest was $112,363,000 for the year ended December 31, 2001, compared to $102,374,000 for the prior year, an increase of $9,989,000. This increase is primarily due to an increase in perpetual preferred units distributions for units issued in 2000 and 2001.

      The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to its shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required.

YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

      Below are the details of the changes by segment in EBITDA.

  ($ in thousands)
                                                                                                          Temperature
                                                                                          Merchandise     Controlled
                                             Total           Office          Retail           Mart         Logistics        Other
                                         ------------      ----------       ---------      ---------       ---------      ---------
  Year ended December 31, 1999           $    609,361      $  254,473       $ 114,808      $  74,996       $  95,642      $  69,442
  2000 Operations:
       Same store operations(1)....            65,139          41,860           5,573         13,314       (2,482)(3)         6,874
       Acquisitions, dispositions and
         non-recurring income and
         expenses..................            64,375          34,692           1,405          3,548              --         24,730
                                         ------------      ----------       ---------      ---------       ---------      ---------
  Year ended December 31, 2000           $    738,875      $  331,025       $ 121,786      $  91,858       $  93,160      $ 101,046
                                         ============      ==========       =========      =========       =========      =========
       % increase in same
         store operations..........             10.7%        16.5%(2)            4.9%          17.8%       (2.6%)(3)           9.9%
                                         ============      ==========       =========      =========       =========      =========

----------
(1)   Represents operations, which were owned for the same period in each year.
(2) Same store percentage increase was 20.0% for the New York City office portfolio and 4.2% for the CESCR portfolio.
(3) Subsequent to March 11, 1999 (date the operations of the AmeriCold Logistics business were sold), the Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics Company, its tenant, which leases the underlying temperature controlled warehouses used in its business. Prior to that date the Company reflected its equity in the operations.

      Total contractual rent was $35,672 and $160,494 for the fourth quarter and the year ended December 31, 2000, of which the tenant deferred $7,500 and $17,044. As at December 31, 2000, the balance of the tenant's deferred rent was as follows:

                                                                              The Company's
                                                            Total                 Share
                                                          --------            -------------
      2000:
        Quarter ended December 31...............          $  7,500              $   4,500
        Quarter ended September 30..............             4,800                  2,880
        Quarter ended June 30...................             4,744                  2,846
                                                          --------              ---------
                                                            17,044                 10,226
      1999:
        Quarter ended December 31...............             5,400                  3,240
                                                          --------              ---------
                                                          $ 22,444              $  13,466
                                                          ========              =========

      In addition to the amounts deferred above, $1,956 applicable to the receivable arising from the straight-lining of rents was also deferred in the year ended December 31, 2000.

      Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $4,500 of income from this tenant in the quarter ended December 31, 2000 and $9,787 in the year ended December 31, 2000.

REVENUES

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $926,151,000 in the year ended December 31, 2000 compared to $783,513,000 in the prior year, an increase of $142,638,000. These increases by segment resulted from:

($ in thousands)
                                              Date of                                                    Merchandise
                                            Acquisition          Total         Office       Retail           Mart           Other
                                         ----------------     ----------      ---------    ---------     -----------      ---------
Property Rentals:
  Acquisitions:
  7 West 34th Street................     November 2000        $    2,428      $   2,428    $      --     $        --      $      --
  33 North Dearborn Street..........     September 2000            1,535             --           --           1,535             --
  L.A. Mart.........................     October 2000              2,709             --           --           2,709             --
  595 Madison Avenue................     September 1999           10,195         10,195           --              --             --
  Hotel Pennsylvania (20%)..........     August 1999               4,638             --           --              --          4,638
  909 Third Avenue..................     July 1999                16,223         16,223           --              --             --
  888 Seventh Avenue................     January 1999                765            765           --              --             --
  Student Housing Complex...........     January 2000              4,227             --           --              --          4,227

  Leasing activity..................                              70,436         43,625        4,392          15,449          6,970
                                                              ----------      ---------    ---------     -----------      ---------
  Total increase in property rentals                             113,156         73,236        4,392          19,693         15,835
                                                              ----------      ---------    ---------     -----------      ---------

Tenant expense reimbursements:
  Increase in tenant expense
     reimbursements due to acquisitions                           10,733          9,071           --             899            763
  Other.............................                              13,683          9,498        2,164           1,510            511
                                                              ----------      ---------    ---------     -----------      ---------
  Total increase in tenant expense
     reimbursements.................                              24,416         18,569        2,164           2,409          1,274
                                                              ----------      ---------    ---------     -----------      ---------
Other income........................                               5,066            927          693           2,830            616
                                                              ----------      ---------    ---------     -----------      ---------
Total increase in revenues..........                          $  142,638      $  92,732    $   7,249     $    24,932      $  17,725
                                                              ==========      =========    =========     ===========      =========

EXPENSES

      The Company's expenses were $551,101,000 in the year ended December 31, 2000, compared to $485,152,000 the prior year, an increase of $65,949,000. These increases by segment resulted from:

                                                                                          Merchandise
   ($ in thousands)                           Total          Office         Retail            Mart            Other
                                           -----------    ------------    -----------     -----------      -----------
   Operating:
       Acquisitions..................      $    23,639    $     16,743    $        --     $     2,310      $     4,586
       Same store operations.........           20,141          13,856         (2,387)          4,725            3,947
                                           -----------    ------------    -----------     -----------      -----------
                                                43,780          30,599         (2,387)          7,035            8,533
                                           -----------    ------------    -----------     -----------      -----------
   Depreciation and amortization:
       Acquisitions..................            5,952           3,735             --             528            1,689
       Same store operations.........            9,841           6,281          1,818           1,849             (107)
                                           -----------    ------------    -----------     -----------      -----------
                                                15,793          10,016          1,818           2,377            1,582
                                           -----------    ------------    -----------     -----------      -----------
   General and Administrative:
       Appreciation  in value of
         Vornado shares and other
         securities held in officer's
         deferred compensation
         trust.......................            5,105              --             --              --            5,105
     Other expenses..................            1,271(1)         (396)           309           3,286           (1,928)
                                           -----------    ------------    -----------     -----------      ------------
                                                 6,376            (396)           309           3,286            3,177
                                           -----------    ------------    -----------     -----------      -----------
                                           $    65,949    $     40,219    $      (260)    $    12,698      $    13,292
                                           ===========    ============    ===========     ===========      ===========

----------
(1) This increase primarily resulted from higher payroll and professional fees.

INCOME APPLICABLE TO ALEXANDER'S

      Income applicable to Alexander's (loan interest income, management, leasing and development fees, equity in income) was $17,363,000 in the year ended December 31, 2000, compared to $11,772,000 in the prior year, an increase of $5,591,000. This increase resulted from interest income on higher outstanding loan balances to Alexander's.

INCOME FROM PARTIALLY-OWNED ENTITIES

      Income from partially-owned entities was $79,694,000 in the year ended December 31, 2000, compared to $78,184,000 in the prior year, an increase of $1,510,000. Below are the details by segment.

($ in thousands)                                                                                          Temperature
                                      Date of                                             Merchandise      Controlled
                                    Acquisition       Total        Office      Retail         Mart         Logistics       Other
                                    -----------    ---------      --------     -------    ----------      ----------      --------
Acquisitions:
  Newkirk Joint Ventures......        Various      $   4,604      $     --     $    --    $       --      $       --      $  4,604
  Other.......................        Various         (2,750)           --          --            --              --        (2,750)

Increase (decrease) in equity
    in income:
    Temperature Controlled
      Logistics...............                        (7,944)(1)        --          --            --          (7,944)(1)        --
    CESCR.....................                         6,907         6,907          --            --              --            --
    Partially-owned
      office buildings........                         1,089         1,089          --            --              --            --
    Other.....................                          (396)          663        (271)           --              --          (788)
                                                   ---------      --------     -------    ----------      ----------      --------
                                                   $   1,510      $  8,659     $  (271)   $       --      $   (7,944)     $  1,066
                                                   =========      ========     =======    ==========      ==========      ========

----------
(2) Reflects $9,787 of rent not recognized in the year ended December 31, 2000.

INTEREST AND OTHER INVESTMENT INCOME

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sales of marketable securities) was $33,798,000 for the year ended December 31, 2000, compared to $20,683,000 in the prior year, an increase of $13,115,000. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. (20% effective rate) on September 28, 2000.

INTEREST AND DEBT EXPENSE

      Interest and debt expense was $179,380,000 for the year ended December 31, 2000, compared to $151,483,000 in the prior year, an increase of $27,897,000. This increase resulted primarily from higher average outstanding balances and higher interest rates during the year.

NET GAIN ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS

      Net gain on sale of real estate of $10,965,000 in the year ended December 31, 2000, resulted from (i) the sale of three Texas shopping center properties on March 2, 2000, for $25,750,000, resulting in a gain of $2,560,000 and (ii) the sale of the Company's Westport Connecticut office property on August 30, 2000 for $24,000,000 resulting in a gain of $8,405,000.

OTHER

      Minority interest was $102,374,000 for the year ended December 31, 2000, compared to $54,998,000 for the prior year, an increase of $47,376,000. This increase is primarily due to higher income.

      Preferred stock dividends were $38,690,000 for the year ended December 31, 2000, compared to $33,438,000 in the prior year, an increase of $5,252,000. The increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred Shares in March 1999 and Series C Cumulative Redeemable Preferred Shares in May 1999.

      The Company incurred an extraordinary loss of $1,125,000 in the first quarter of 2000 due to the write-off of unamortized financing costs in connection with a prepayment of debt.

SUPPLEMENTAL INFORMATION

      THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

      Below is a summary of net income and EBITDA by segment for the three months ended December 31, 2001 and 2000. The results by segment for the three months ended December 31, 2000 have been reclassified to give effect to the consolidation of the Company's preferred stock affiliates ("PSAs") as if consolidated as of January 1, 2000.

   ($ in thousands)                                                   For The Three Months Ended December 31, 2001
                                                     -----------------------------------------------------------------------------
                                                                                                           Temperature
                                                                                           Merchandise     Controlled
                                                       Total       Office       Retail         Mart         Logistics      Other(3)
                                                     --------     ---------    -------     ----------      ----------     --------
   Rentals.....................................      $213,488     $ 117,659    $29,893     $   52,151      $       --     $ 13,785
   Expense reimbursements......................        30,263        11,333     14,141          3,635              --        1,154
   Other income................................         3,072         1,595       (495)           882              --        1,090
                                                     --------     ---------    -------     ----------      ----------     --------
   Total revenues..............................       246,823       130,587     43,539         56,668              --       16,029
                                                     --------     ---------    -------     ----------      ----------     --------
   Operating expenses..........................        99,533        53,110     15,435         20,680              --       10,308
   Depreciation and amortization...............        32,636        18,753      4,280          7,141              --        2,462
   General and administrative..................        20,866         3,830         98          4,795              --       12,143
   Costs of acquisitions not consummated.......           223            --         --             --              --          223
                                                     --------     ---------    -------     ----------      ----------     --------
   Total expenses..............................       153,258        75,693     19,813         32,616              --       25,136
                                                     --------     ---------    -------     ----------      ----------     --------
   Operating income............................        93,565        54,894     23,726         24,052              --       (9,107)
   Income applicable to Alexander's............         3,126            --         --             --              --        3,126
   Income from partially-owned entities........        18,538         8,057     (1,095)           (70)          4,538        7,108
   Interest and other investment income........        10,454         1,100         88            268              --        8,998
   Interest and debt expense...................       (36,633)      (10,496)   (14,037)        (7,488)             --       (4,612)
   Net gain on disposition of wholly-owned and
     partially-owned assets....................         3,719            --         --            160              --        3,559
   Minority interest...........................       (28,432)      (13,997)    (4,176)        (4,240)         (2,674)      (3,345)
                                                     --------     ---------    -------     ----------      ----------     --------
   Income before extraordinary item............        64,337        39,558      4,506         12,682           1,864        5,727
   Cumulative effect of change in accounting
    principle..................................            --            --         --             --              --           --
   Extraordinary item..........................            --            --         --             --              --           --
                                                     --------     ---------    -------     ----------      ----------     --------
   Net income..................................        64,337        39,558      4,506         12,682           1,864        5,727
   Cumulative effect of change in accounting
    principle..................................            --            --         --             --              --           --
   Extraordinary item..........................            --            --         --             --              --           --
   Minority interest...........................        28,432        13,997      4,176          4,240           2,674        3,345
   Net gain on disposition of wholly-owned and
     partially-owned assets....................          (160)           --         --           (160)             --           --
   Interest and debt expense(2)................        64,180        20,609     14,646          7,488           6,261       15,176
   Depreciation and amortization(2)............        52,386        24,106      4,972          7,141           8,604        7,563
   Straight-lining of rents(2).................        (3,458)       (3,877)     1,931         (1,126)             --         (386)
   Other.......................................        (3,697)          218         --             --             494       (4,409)
                                                     --------     ---------    -------     ----------      ----------    ---------
   EBITDA(1)...................................      $202,020     $  94,611    $30,231     $   30,265      $   19,897     $ 27,016
                                                     ========     =========    =======     ==========      ==========     ========

($ in thousands)                                                 For the Three Months Ended December 31, 2000
                                                                (after giving effect to consolidation of PSAs)
                                            -------------------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                     Merchandise       Controlled
                                               Total         Office        Retail       Mart           Logistics          Other
                                            ----------     ----------      -------   -----------      -----------        --------
Rentals.................................    $  211,326     $  103,095      $35,052   $    44,834       $       --        $ 28,345
Expense reimbursements..................        29,772         13,817       11,556         3,323               --           1,076
Other income............................        10,507          2,450          305         1,142               --           6,610
                                            ----------     ----------      -------   -----------       ----------        --------
Total revenues..........................       251,605        119,362       46,913        49,299               --          36,031
                                            ----------     ----------      -------   -----------       ----------        --------
Operating expenses......................       103,522         52,121       15,292        19,040               --          17,069
Depreciation and amortization...........        30,967         15,805        3,979         7,192               --           3,991
General and administrative..............        16,808          1,186          454         5,742               --           9,426
                                            ----------     ----------      -------   -----------       ----------        --------
Total expenses..........................       151,297         69,112       19,725        31,974               --          30,486
                                            ----------     ----------      -------   -----------       ----------        --------
Operating income........................       100,308         50,250       27,188        17,325               --           5,545
Income applicable to Alexander's........         6,282             --           --            --               --           6,282
Income from partially-owned entities....        11,803          7,170         (320)         (242)           4,094(3)        1,101
Interest and other investment income....        15,298          3,475           (8)        1,430               --          10,401
Interest and debt expense...............       (55,176)       (16,435)     (15,178)      (11,944)              --         (11,619)
Minority interest.......................       (26,792)        (8,015)      (5,243)       (2,222)          (4,775)         (6,537)
                                            ----------     ----------      -------   ------------      ----------        --------
Net income..............................        51,723         36,445        6,439         4,347             (681)          5,173
Minority interest.......................        26,792          8,015        5,243         2,222            4,775           6,537
Interest and debt expense(2)............        70,755         24,263       15,794        10,706            6,478          13,514
Depreciation and amortization(2)........        46,913         21,137        4,345         5,835            9,593           6,003
Straight-lining of rents(2).............        (5,860)        (3,916)        (318)       (1,396)            (136)            (94)
Other...................................         7,546            252       (1,923)        1,358            3,706(4)        4,153(5)
                                            ----------     ----------      -------   -----------       ----------        --------
EBITDA(1)...............................    $  197,869     $   86,196      $29,580   $    23,072       $   23,735        $ 35,286
                                            ==========     ==========      =======   ===========       ==========        ========

----------
(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(3) Net of $7,630 and $4,500 of rent not recognized as income the fourth quarter of 2001 and 2000, respectively.
(4) Includes the reversal of income taxes which are considered non-recurring because of the conversion of the Temperature Controlled Logistics Companies to REITs in 2000.
(5) Net of $2,272, the Company's share of the reversal of Alexander's stock appreciation rights expense in the fourth quarter of 2000.

      Other EBITDA is comprised of:

      ($ in thousands)
                                                                                2001            2000
                                                                             ---------       ---------
      Newkirk Joint Ventures (30% interest):
        Equity in income of limited partnerships......................       $  14,238       $  11,199
        Interest and other income.....................................           4,155           2,300
                                                                             ---------       ---------
               Total..................................................          18,393          13,499
      Alexander's (33.1% interest)....................................           3,417(1)        7,510
      Hotel Pennsylvania..............................................           2,671(2)        9,826
      After-tax net gain on sale of Park Laurel
        condominium units.............................................           1,788              --
      Corporate general and administrative expenses...................         (12,143)         (9,426)
      Investment income and other.....................................          12,890          13,877
                                                                             ---------       ---------
               Total..................................................       $  27,016       $  35,286
                                                                             =========       =========

----------
(1) Reflects a charge of $1,684 representing the Company's share of Alexander's write-off of (i) Paramus development costs and (ii) professional fees in connection with its Lexington Avenue development project.
(2) Average occupancy and REVPAR for the Hotel Pennsylvania for the three months ended December 31, 2001 was 53.1% and $53.86 compared to 78.6% and $93.97 for the three months ended December 31, 2000.

      Below are the details of the changes by segment in EBITDA.

  ($ in thousands)                                                                        Temperature
                                                                           Merchandise    Controlled
                                    Total      Office          Retail          Mart        Logistics        Other
                                  --------    --------        --------     -----------    -----------     --------
Three months ended
     December 31, 2000 ........   $197,869    $ 86,196        $ 29,580     $    23,072    $    23,735     $ 35,286
2001 Operations:
     Same store operations(1) .      1,493      10,176           1,174           2,157         (3,838)      (8,176)
     Acquisitions, dispositions
       and non-recurring income
       and expenses ...........      2,658      (1,761)           (523)          5,036             --          (94)
                                  --------    --------        --------     -----------    -----------     --------
Three months ended
     December 31, 2001 ........   $202,020    $ 94,611(2)     $ 30,231     $    30,265    $    19,897     $ 27,016
                                  ========    ========        ========     ===========    ===========     ========
     % increase in same
       store operations .......        .8%       11.8%(2)         4.0%            9.3%         (16.2%)      (23.2%)
                                  ========    ========        ========     ===========    ===========     ========

----------
(1)   Represents operations, which were owned for the same period in each year.
(2) EBITDA and same store percentage increase was $72,739 and 14.7% for the New York city office portfolio and $21,872 and 3.0% for the CESCR portfolio.

      Below are the details of the changes by segment in EBITDA for the three months ended December 31, 2001 compared to the three months ended September 30, 2001:

($ in thousands)                                                                              Temperature
                                                                              Merchandise     Controlled
                                      Total          Office       Retail          Mart         Logistics        Other
                                    ----------     ----------   ----------     ----------      ---------      --------
Three months ended
     September 30, 2001........     $  203,528     $   95,526   $   29,003     $   26,987      $  18,393      $ 33,619
2001 Operations:
     Same store operations(1)..          5,820          1,877        1,001          3,278(2)       1,504(3)     (1,840)
     Acquisitions, dispositions
       and non-recurring income
       and expenses............         (7,328)        (2,792)         227             --             --        (4,763)
                                    ----------     ----------   ----------     ----------      ---------      --------
Three months ended
     December 31, 2001.........     $  202,020     $   94,611   $   30,231     $   30,265      $  19,897      $ 27,016
                                    ==========     ==========   ==========     ==========      =========      ========
     % increase in same
       store operations........           2.9%        2.0%(1)         3.5%          12.1%           8.2%         (5.5%)
                                    ==========     ==========   ==========     ==========      =========      ========

----------
(1) EBITDA and same store percentage increase was $72,739 and 1.7% for the New York City office portfolio and $21,872 and 3.0% for the CESCR portfolio.
(2)   Reflects higher income due to timing of trade shows.
(3)   Primarily due to seasonality of tenant's operations.

LEASING ACTIVITY

      The following table sets forth leasing activity for space previously occupied for the three months ended December 31, 2001 and for the years ended December 31, 2001 and 2000.

(square feet in thousands)                         Office
                                           ---------------------                  Merchandise Mart         Temperature
                                           New York                           -----------------------      Controlled
                                             City       CESCR(1)     Retail   Office(2)   Showroom(2)       Logistics
                                           --------     --------     ------   ---------   -----------      -----------
AS OF DECEMBER 31, 2001:
  Square feet.......................        14,300        4,386      11,301     2,840        5,532          17,695
  Cubic feet........................          --           --          --        --            --           445,200
  Number of properties..............          22           51          55         9            9              89
  Occupancy rate....................          97%          95%        92%        89%          96%             81%

  LEASING ACTIVITY:
     For the quarter ended
       December 31, 2001:
         Square feet................          237          38          32        10           106             --
         Rent per square foot:
           Initial rent (3).........        $46.80       $31.59      $23.64    $19.21        $23.02           --
           Prior escalated rent.....        $32.95       $29.99      $19.24    $11.26        $18.01           --
           Percentage increase......          42%          5%         23%        70%          28%             --
     For the year ended December 31, 2001:
         Square feet................         1,479         535        427        36           524             --
         Rent per square foot:
           Initial rent (3).........        $47.05       $31.30      $16.72    $22.93        $22.40           --
           Prior escalated rent.....        $29.85       $25.59      $13.72    $20.55        $19.06           --
           Percentage increase......          58%          22%        22%        12%         17.5%            --

AS OF DECEMBER 31, 2000:
   Square feet......................        14,396        4,248      11,293     2,869        5,044          17,495
   Cubic feet.......................          --           --          --        --            --           438,900
   Number of properties.............          22           50          55         9            9              88
   Occupancy rate...................          96%          98%        92%        90%          98%             82%

  LEASING ACTIVITY:
     For the year ended
       December 31, 2000:
         Square feet................         1,407         927        350        378          819             --
         Rent per square foot:
           Initial rent (3).........        $45.91       $29.39      $14.73    $30.54        $16.61           --
           Prior escalated rent.....        $30.54       $25.97      $13.05    $22.99        $15.91           --
           Percentage increase......          50%          13%        13%        33%           4%             --

AS OF DECEMBER 31, 1999:
   Square feet......................        14,028        3,623      11,960     2,414        4,174          16,998
   Cubic feet.......................          --           --          --        --            --           428,300
   Number of properties.............          22           39          56         7            7              89
   Occupancy rate...................          95%          99%        92%        93%          98%             95%

----------
(1)   Represents the Company's 34% interest.
(2) The office and showroom space is contained in the same mixed-use properties.
(3) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

PROFORMA OPERATING RESULTS - CESCR ACQUISITION

      Below are condensed Proforma Operating Results for the years ended December 31, 2001 and 2000 giving effect to the January 1, 2002 acquisition by the Company of the remaining 66% of Charles E. Smith Commercial Realty as if it had occurred on January 1, 2000.

                                                               ProForma
($ in thousands, except per share amounts)              Year Ended December 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Revenues ...........................................   $1,372,464    $1,176,106
                                                       ==========    ==========
Net Income .........................................   $  265,893    $  234,838
Preferred share dividends ..........................      (36,505)      (38,690)
                                                       ----------    ----------
Net income applicable to common shares .............   $  229,388    $  196,148
                                                       ==========    ==========
Net income per common share - diluted ..............   $     2.49    $     2.21
                                                       ==========    ==========

EBITDA .............................................   $  949,176    $  885,115
                                                       ==========    ==========

Funds from Operations ..............................   $  414,319    $  356,727
                                                       ==========    ==========
Shares used for determining diluted funds from
    operations per share ...........................       99,719        96,710
                                                       ==========    ==========

RELATED PARTY DISCLOSURE

      LOAN AND COMPENSATION AGREEMENTS

      At December 31, 2001, the loan due from Mr. Roth, in accordance with his employment arrangement, was $13,123,000 ($4,704,000 of which is shown as a reduction in shareholders' equity). The loan bears interest at 4.49% per annum (based on the applicable Federal rate) and matures in January 2006. The Company also provided Mr. Roth with the right to draw up to $15,000,000 of additional loans on a revolving basis. Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.

      At December 31, 2001, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $8,600,000. The loans which were scheduled to mature in 2003 have been extended to 2006 in connection with the extension of Mr. Fascitelli's employment agreement (discussed below), and bear interest, payable quarterly at a weighted average interest rate of 3.97% (based on the applicable Federal rate).

      Pursuant to his December 1996 employment agreement. Mr. Fascitelli became entitled to a deferred payment consisting of $5,000,000 in cash and a convertible obligation payable November 30, 2001, at the Company's option in 919,540 of its common shares or the cash equivalent of their appreciated value but not less than $20,000,000. Prior to November 30, 2001, the Company and Mr. Fascitelli have agreed to extend the deferral period for three additional years. The Company has funded the obligation in common shares. Accordingly, the Company has reflected this liability as Deferred compensation shares not yet delivered in the Equity section of the balance sheet. The cash and common shares are held in an irrevocable trust (the fair value of this obligation was $40,155,000 at December 31, 2001). For the years ended December 31, 2001 and 2000, the Company recognized approximately $4,744,000 and $3,733,000 of compensation expense of which $2,612,000 and $1,968,000 represented the appreciation in value of the shares in each period and $2,132,000 and $1,765,000 represented dividends paid on the shares.

      On March 8, 2002, the Company extended its employment agreement with Mr. Fascitelli for a five year period ending December 31, 2006. Pursuant to the employment agreement, he will receive a deferred payment in five years of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000. The number of shares was set by the Company's Compensation Committee in December to achieve a value of $25,000,000 and have appreciated $2,500,000 since then. The shares will vest on December 31, 2002. Mr. Fascitelli will also receive regular annual cash compensation as determined by the Company's Compensation Committee and will continue as a member of Vornado's Board.

      One other executive officer of the Company has a loan outstanding pursuant to an employment agreement of $1,000,000 at December 31, 2001. The loan matures in April 2005 and bears interest at either the applicable Federal rate provided or the broker call rate (6.63% at December 31, 2001).

      Information regarding employment agreements with other Officers of the Company are incorporated by reference in Part III of this document.

TRANSACTIONS WITH AFFILIATES AND OFFICERS AND TRUSTEES OF THE COMPANY

      Alexander's

      The Company owns 33.1% of Alexander's. Mr. Roth and Mr. Fascitelli are Officers and Directors of Alexander's and the Company provides various services to Alexander's in accordance with management and leasing agreements. These agreements are described in Note 6 to the Company's Consolidated Financial Statements - Investments in Partially-Owned Entities.

      Interstate Properties

      The Company manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 2001, 2000 and 1999, $1,655,000, $1,418,000,
and $1,262,000 of management fees were earned by the Company pursuant to the management agreement.

      The New York City Office Cleaning Contract

      The estate of Bernard Mendik and certain other individuals including Mr. Greenbaum own an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services are provided were not negotiated at arms length, the Company believes based upon comparable amounts charged to other real estate companies, that the terms and conditions of such contracts are fair to the Company. In connection with these contracts, the Company paid $51,280,000, $47,493,000, and $40,974,000 for the years ended December 31, 2001, 2000 and 1999.

      Vornado Operating Company

      In October 1998, Vornado Operating Company ("Vornado Operating") was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct. The Company granted Vornado Operating a $75,000,000 unsecured revolving credit facility (the "Revolving Credit Agreement") which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 2001, $31,424,000 was outstanding under the Revolving Credit Agreement.

      Other

      The Company owns preferred securities in Capital Trust, Inc. ("Capital Trust") totaling $48,758,000 at December 31, 2001. Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust.

      On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue to an entity controlled by Bernard Mendik, a former trustee and executive officer of the Company, for $60,000,000, resulting in a gain to the Company of $12,445,000.

      During 2001, the Company paid approximately $136,000 for legal services to a firm in which one of the Company's trustees is a member.

      On January 1, 2001, the Company acquired the common stock of various preferred stock affiliates which was owned by Officer and Trustees of the Company and converted them to taxable REIT subsidiaries. The total acquisition price was $5,155,000. The purchase price, which was the estimated fair value, was determined by both independent appraisal and by reference to the individuals' pro rata share of the earnings of the preferred stock affiliates during the three-year period that these investments were held.

      In connection with the Park Laurel condominium project, the joint venture accrued $5,779,000 of awards under the venture's incentive compensation plan.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

      YEAR ENDED DECEMBER 31, 2001

      Cash flow provided by operating activities of $387,685,000 was primarily comprised of (i) income of $263,738,000, (ii) adjustments for non-cash items of $131,832,000, and (iii) the net change in operating assets and liabilities of $22,738,000. The adjustments for non-cash items were primarily comprised of (i) a cumulative effect of change in accounting principle of $4,110,000, (ii) the write-off of the Company's remaining equity investments in technology companies of $16,513,000, (iii) the write-off of its entire net investment of $7,374,000 in the Russian Tea Room, (iv) depreciation and amortization of $123,862,000, (v) minority interest of $112,363,000, partially offset by (vi) the effect of straight-lining of rental income of $27,230,000, and (vii) equity in net income of partially-owned entities and income applicable to Alexander's of $105,160,000.

      Net cash used in investing activities of $79,722,000 was primarily comprised of (i) recurring capital expenditures of $41,093,000, (ii) non-recurring capital expenditures of $25,997,000, (iii) development and redevelopment expenditures of $145,817,000, (iv) investment in notes and mortgages receivable of $83,879,000, (v) investments in partially-owned entities of $109,332,000, (vi) acquisitions of real estate of $11,574,000, offset by,
(vii) proceeds from the sale of real estate of $162,045,000, and (viii) distributions from partially-owned entities of $113,240,000.

      Net cash used in financing activities of $179,368,000 was primarily comprised of (i) proceeds from borrowings of $554,115,000, (ii) proceeds from the issuance of common shares of $377,193,000, (iii) proceeds from the issuance of preferred units of $52,673,000, offset by, (iv) repayments of borrowings of $835,257,000, (v) dividends paid on common shares of $201,813,000, (vi) dividends paid on preferred shares of $35,547,000, and (vii) distributions to minority partners of $98,544,000.

      Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures.

      Capital expenditures are categorized as follows:

            Recurring -- capital improvements expended to maintain a property's competitive position within the market and tenant improvements and leasing commissions for costs to re-lease expiring leases or renew or extend existing leases.

            Non-recurring -- capital improvements completed in the year of acquisition and the following two years which were planned at the time of acquisition and tenant improvements and leasing commissions for space which was vacant at the time of acquisition of a property.

      Development and Redevelopment expenditures include all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the property is substantially complete and ready for its intended use.

($ in thousands)                                                       Funded by the Company
                                                 -----------------------------------------------------------------
                                                                New York                   Merchandise                  CESCR
Capital Expenditures:                              Total       City Office     Retail          Mart        Other    (34% Interest)
                                                 ----------    -----------    --------     -----------    --------  --------------
  Expenditures to maintain the assets:
     Recurring..............................     $   14,423     $   7,684     $  1,253       $  5,287     $    199    $   3,121
     Non-recurring..........................         20,751        13,635           --          7,116           --        6,678
                                                 ----------     ---------     --------       --------     --------    ---------
                                                     35,174        21,319        1,253         12,403          199        9,799
                                                 ----------     ---------     --------       --------     --------    ---------
  Tenant Improvements:
     Recurring..............................         26,670        21,452          271          4,858           89    $   5,979
     Non-recurring..........................          5,246         5,246           --             --           --          190
                                                 ----------     ---------     --------       --------     --------    ---------
                                                     31,916        26,698          271          4,858           89        6,169
                                                 ----------     ---------     --------       --------     --------    ---------
  Total.....................................     $   67,090     $  48,017     $  1,524       $ 17,261     $    288    $  15,968
                                                 ==========     =========     ========       ========     ========    =========

Leasing Commissions:
     Recurring..............................     $   19,536     $  18,546     $    336       $    381     $    273    $   1,142
     Non-recurring..........................          7,902         7,902           --             --           --           28
                                                 ----------     ---------     --------       --------     --------    ---------
                                                 $   27,438     $  26,448     $    336       $    381     $    273    $   1,170
                                                 ==========     =========     ========       ========     ========    =========
Total Capital Expenditures and Leasing
 Commissions:
     Recurring..............................     $   60,629     $   47,682    $  1,860       $ 10,526     $    561    $  10,242
     Non-recurring..........................         33,899         26,783          --          7,116           --        6,896

Development and Redevelopment Expenditures:
      Palisades--Fort Lee, NJ                   $    66,173     $       --    $     --       $     --     $ 66,173    $      --
      Market Square on Main Street..........         29,425             --          --         29,425           --           --
      Other.................................         50,219         25,703       6,378          4,350       13,788       14,067
                                                -----------     ----------    --------       --------     --------    ---------
                                                $   145,817     $   25,703    $  6,378       $ 33,775     $ 79,961    $  14,067
                                                ===========     ==========    ========       ========     ========    =========

      YEAR ENDED DECEMBER 31, 2000

      Cash flow provided by operating activities of $249,921,000 was primarily comprised of (i) income of $233,991,000 and (ii) adjustments for non-cash items of $66,557,000 offset by (iii) the net change in operating assets and liabilities of $40,787,000 and (iv) the net gain on sale of real estate of $10,965,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $99,846,000 and (ii) minority interest of $102,374,000, partially offset by (iii) the effect of straight-lining of rental income of $32,206,000 and (iv) equity in net income of partially-owned entities and income applicable to Alexander's of $103,457,000.

      Net cash used in investing activities of $699,375,000 was primarily comprised of (i) capital expenditures of $171,782,000, (ii) investment in notes and mortgages receivable of $144,225,000, (iii) acquisitions of real estate of $199,860,000, (iv) investments in partially-owned entities of $99,974,000, (v) cash restricted of $183,788,000, of which $173,500,000 represents funds escrowed in connection with a mortgage financing, partially offset by (vi) proceeds from the sale of real estate of $47,945,000 and distributions from partially-owned entities of $68,799,000. Below are the details of acquisitions of real estate, investments in partially-owned entities, investments in notes and mortgages receivable and capital expenditures.

($ in thousands)
                                                                                 Debt       Value of Units
                                                                   Cash         Assumed         Issued          Investment
                                                                ---------     ----------    --------------    -------------
Acquisitions of Real Estate:
    Student Housing Complex (90% Interest)................      $   6,660     $   17,640     $          --    $      24,300
    33 North Dearborn Street..............................         16,000         19,000                --           35,000
    7 West 34th Street....................................        128,000             --                --          128,000
    L.A. Mart.............................................         44,000         10,000                --           54,000
    Other.................................................          5,200             --                --            5,200
                                                                ---------     ----------     -------------    -------------
                                                                $ 199,860     $   46,640     $          --    $     246,500
                                                                =========     ==========     =============    =============

Investments in Partially-Owned Entities:
    Vornado Ceruzzi Joint Venture (80% interest)..........      $  21,940     $       --     $          --    $      21,940
    Additional investment in Newkirk Joint Ventures.......          1,334             --             9,192           10,526
    Loan to Alexander's...................................         15,000             --                --           15,000
    Alexander's - increase in investment to 33%                     3,400             --                --            3,400
    Funding of Development Expenditures:
      Fort Lee (75% interest).............................         10,400             --                --           10,400
      Park Laurel (80% interest)..........................         47,900             --                --           47,900
                                                                ---------     ----------     -------------    -------------
                                                                $  99,974     $       --     $       9,192    $     109,166
                                                                =========     ==========     =============    =============
Investments in Notes and Mortgages receivable:
    Loan to NorthStar Partnership L.P.....................      $  65,000     $       --     $          --    $      65,000
    Loan to Primestone Investment Partners, L.P...........         62,000             --                --           62,000
    Advances to Vornado Operating Company.................         15,251             --                --           15,251
    Other.................................................          1,974             --                --            1,974
                                                                ---------     ----------     -------------    -------------
                                                                $ 144,225     $       --     $          --    $     144,225
                                                                =========     ==========     =============    =============

                                                         New York                 Merchandise
                                              Total     City Office    Retail        Mart         Other
                                            --------    -----------  -----------  -----------    -------
Capital expenditures:
    Expenditures to maintain the assets     $ 33,113    $    15,661    $   414    $    11,437    $ 5,601
    Tenant allowances ..................      60,850         51,017      3,307          6,301        225
                                            --------    -----------    -------    -----------    -------
    Total recurring capital expenditures      93,963         66,678      3,721         17,738      5,826
    Redevelopment and development
      expenditures .....................      63,348         40,124      3,600         19,624         --
    Corporate ..........................      14,471             --         --             --     14,471
                                            --------    -----------    -------    -----------    -------
                                            $171,782    $   106,802    $ 7,321    $    37,362    $20,297
                                            ========    ===========    =======    ===========    =======

      In addition to the expenditures noted above, the Company recorded leasing commissions of $26,133,000 in the year ended December 31, 2000, of which $24,333,000 was attributable to New York City Office properties, $647,000 was attributable to Retail properties and $1,153,000 was attributable to Merchandise Mart properties.

      Net cash provided by financing activities of $473,813,000 was primarily comprised of (i) proceeds from borrowings of $1,195,108,000, (ii) proceeds from issuance of preferred units of $204,750,000, partially offset by, (iii) repayments of borrowings of $633,655,000, (iv) dividends paid on common shares of $168,688,000 (v) dividends paid on preferred shares of $35,815,000, and (vi) distributions to minority partners of $80,397,000.

      YEAR ENDED DECEMBER 31, 1999

      Cash flow provided by operating activities of $176,895,000 were comprised of (i) net income of $202,519,000 and (ii) adjustments for non-cash items of $26,686,000 offset by (iii) the net change in operating assets and liabilities of $50,907,000 (primarily prepaid expenses). The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $83,585,000 and
(ii) minority interest of $54,998,000, partially offset by (iii) the effect of straight-lining of rental income of $29,587,000 and (iv) equity in income of partially-owned entities of $82,310,000.

      Net cash used in investing activities of $494,204,000 was primarily comprised of (i) capital expenditures of $153,591,000 (see detail below), (ii) investment in mortgage loans receivable of $59,787,000 (including $41,200,000 loan to CAPI and $18,587,000 loan to Vornado Operating Company), (iii) acquisitions of real estate of $224,654,000 (see detail below) and (iv) investments in partially-owned entities of $118,409,000 (see detail below), partially offset by (v) the use of cash restricted for tenant improvements of $13,624,000, (vi) proceeds from the sale of Temperature Controlled Logistics assets of $22,769,000 and (vii) proceeds from the repayment of mortgage loans receivable of $20,751,000 (of which $14,000,000 is from Vornado Company).

      Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                                    Debt         Value of
($ in thousands)                                                     Cash         Assumed      Units Issued      Investment
                                                                  ----------     ----------    ------------     -------------
Real Estate:
    595 Madison Avenue................................            $  125,000     $       --     $        --     $     125,000
    909 Third Avenue..................................                12,400        109,000           1,600           123,000
    888 Seventh Avenue................................                45,000         55,000              --           100,000(1)
    GreenPoint leasehold interest.....................                37,300             --              --            37,300
    Other.............................................                 4,954             --              --             4,954
                                                                  ----------     ----------     -----------     -------------
                                                                  $  224,654     $  164,000     $     1,600     $     390,254
                                                                  ==========     ==========     ===========     =============

Investments in Partially Owned Entities:
  Charles E. Smith Commercial Realty L.P.:
     Increase in investment to 34%....................            $       --     $       --     $   242,000     $     242,000
     Reacquired units from Vornado Operating
     Company..........................................                13,200             --              --            13,200
     Crystal City hotel land..........................                    --             --           8,000             8,000
  Additional investment in Newkirk Joint Ventures.....                16,420             --          50,500            66,920
  Hotel Pennsylvania - increase in investment to 100%.                18,000         24,000              --            42,000
  Alexander's - increase in investment to 32%.........                 8,956             --              --             8,956
  Loan to Alexander's ................................                50,000             --              --            50,000
  Loan to Temperature Controlled Logistics............                 9,000             --              --             9,000
  Other...............................................                 2,833             --              --             2,833
                                                                  ----------     ----------     -----------     -------------
                                                                  $  118,409     $   24,000     $   300,500     $     442,909
                                                                  ==========     ==========     ===========     =============

----------
(1) Total consideration for 888 Seventh Avenue was $117,000 of which $17,000 was expended in 1998.

Capital expenditures were comprised of:

($ in thousands)                                                         New York
                                                                           City                  Merchandise
                                                           Total          Office      Retail         Mart          Other
                                                         ---------       --------     -------    -----------      -------
Expenditures to maintain the assets.............         $  27,251       $ 13,176     $ 1,945     $     8,221      $ 3,909
Tenant allowances...............................            40,242         20,890         927          18,384           41
Redevelopment and development expenditures......            86,098         52,288(1)   19,281          14,529           --
                                                         ---------       --------     -------     -----------      -------
                                                         $ 153,591       $ 86,354     $22,153    $    41,134      $ 3,950
                                                         =========       ========     =======    ===========      =======

----------
(1) Includes $27,544 to buyout the tenant's lease on 28,000 square feet of office space at 640 Fifth Avenue, thereby permitting re-leasing for retail use and $24,744 for the refurbishment of 770 Broadway.

      In addition to the expenditures noted above, the Company recorded leasing commissions of $16,853,000 in the year ended December 31, 1999, of which $14,003,000 was attributable to New York City Office properties, $638,000 was attributable to Retail properties and $2,212,000 was attributable to Merchandise Mart properties.

      Net cash provided by financing activities of $262,131,000 was primarily comprised of (i) proceeds from issuance of preferred shares of $192,953,000,
(ii) proceeds from issuance of preferred units of $525,013,000 and (iii) proceeds from borrowings of $455,000,000 partially offset by, (iv) repayments of borrowings of $668,957,000, (v) dividends paid on common shares of $153,223,000,
(vi) dividends paid on preferred shares of $30,563,000, and (vii) distributions to minority partners of $52,491,000.

      FUNDS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

      Funds from operations was $376,523,000 in the year ended December 31, 2001, compared to $335,158,000 in the prior year, an increase of $41,365,000. Funds from operations for the year ended December 31, 2001, includes (i) a $15,657,000 after tax net gain on sale of Park Laurel condominium units, (ii) $29,110,000 (1) for write-offs of investments and other deferred costs and (iii) $1,250,000 for donations to the Twin Towers Fund and the NYC Fireman's Fund. Funds from operations before these items and after minority interest was $389,426,000, a $54,268,000 increase over the prior year, or a 12.7% increase on a per share basis.

      The following table reconciles funds from operations and net income:

($ in thousands)                                                For the Year Ended December  31,
                                                                --------------------------------
                                                                  2001                    2000
                                                                --------                --------
Net income applicable to common shares .....................    $227,233                $195,301
Cumulative effect of a change in accounting principle ......       4,110                      --
Extraordinary item .........................................      (1,170)                  1,125
Depreciation and amortization of real property .............     119,568                  97,744
Straight-lining of property rentals for
    rent escalations .......................................     (24,314)                (28,893)
Leasing fees received in excess of income
    recognized ...............
...............................       1,954                   1,259
Appreciation of securities held in officer's deferred
    compensation trust .....................................       3,023                   4,765
Net gain on sale of 570 Lexington Avenue - through a
    partially-owned entity .................................     (12,445)                     --
Net gain from condemnation proceeding ......................      (3,050)                     --
Net gain on sale of other depreciable real estate ..........          --                 (10,965)
Proportionate share of adjustments to equity
    in net income of partially-owned entities
    to arrive at funds from operations:
        Depreciation and amortization of real property .....      65,588                  63,791
        Net gain on sale of real estate (Alexander's Fordham
          Road property) ...................................      (6,298)                     --
        Other ..............................................        (371)                  5,787
Minority interest in excess of preferential
    distributions ..........................................     (16,810)                (16,445)
                                                                --------                --------
                                                                 357,018                 313,469
Series A preferred shares ..................................      19,505                  21,689
                                                                --------                --------
Funds from operations--diluted (2) .........................    $376,523                $335,158
                                                                ========                ========

The number of shares that can be used for determining funds from operations per share is as follows:

($ in thousands)                                           For the Year Ended December 31,
                                                          --------------------------------
                                                             2001                   2000
                                                          ---------              ---------
Weighted average shares used for determining
    diluted income per share............................     92,073                 88,692
    Series A preferred shares...........................      7,646                  8,018
                                                          ---------              ---------
Shares used for determining diluted
    funds from operations per share (2).................     99,719                 96,710
                                                          =========              =========

----------
(1)   Write-off of investments and other deferred costs in 2001 include:

      Write-off of all of the Company's investments in technology companies ......   $16,513,000
      Write-off of entire net investment in the Russian Tea Room (50% interest) ..     7,374,000
      Write-off of costs of acquisitions not consummated .........................     5,223,000
                                                                                     -----------
      Total ......................................................................   $29,110,000
                                                                                     ===========

(2) See note on following page for Reconciliation of Funds from Operations as shown above to the Operating Partnership's funds from operations.

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

      Below are the cash flows provided by (used in) operating, investing and financing activities:

($ in thousands)                                For the Year Ended December 31,
                                               ---------------------------------
                                                   2001                  2000
                                               -----------           -----------
Operating activities.................          $   387,685           $   249,921
                                               ===========           ===========
Investing activities.................          $   (79,722)          $  (699,375)
                                               ===========           ===========
Financing activities.................          $  (179,368)          $   473,813
                                               ===========           ===========

      Assuming all of the convertible units of the Operating Partnership were converted to shares, the minority interest in partnership earnings would not be deducted in calculating funds from operations and the shares used in calculating funds from operations per share would be increased to reflect the conversion. Funds from operations per share would not change. The following table reconciles funds from operations as shown above, to the Operating Partnership's funds from operations for the year ended December 31, 2001 and 2000:

($ in thousands)                                   For the Year Ended December 31,
                                                   -------------------------------
                                                      2001                  2000
                                                   ---------             ---------
Funds from operations, as above..............      $ 376,523             $ 335,158
Addback of minority interest reflected as
 equity in the Operating Partnership.........         52,514                52,137
                                                   ---------             ---------
Operating Partnership funds from operations..      $ 429,037             $ 387,295
                                                   =========             =========

      The number of shares to be used for determining Operating Partnership funds from operations per share is as follows:

Shares used for determining diluted funds from
   operations per share, as above..............        99,719             96,710
Convertible units:
    Non-Vornado owned Class A units..........           6,140              6,407
    Class D units............................              --                869
    B-1 units................................             822                822
    B-2 units................................             411                411
    C-1 units................................             855                855
    E-1 units................................           5,680              5,680
                                                    ---------          ---------
Shares used for determining Operating
   Partnership diluted funds from operations
   per share...................................       113,627            111,754
                                                    =========          =========

      See supplemental information on page 76 for Condensed Pro forma Operating Results for the years ended December 31, 2001 and 2000 giving effect to the January 1, 2002 acquisition by the Company of the remaining 66% of Charles E. Smith Commercial Realty as if it had occurred on January 1, 2000.

ACQUISITION ACTIVITY, CERTAIN CASH REQUIREMENTS AND FINANCING ACTIVITIES

      ACQUISITION ACTIVITY

      On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. The consideration for the remaining 66% of CESCR was approximately $1,600 million, consisting of 15.7 million newly issued Vornado Operating Partnership units (valued at $608 million) and acquiring the assets subject to $992 million of debt (66% of CESCR's total debt). CESCR owns and manages 12.9 million square feet office properties in Washington D.C. and Northern Virginia and manages an additional 5.8 million square feet of office and other commercial properties in the Washington D.C. area.

      The Company's future success will be affected by its ability to integrate the assets and businesses it acquires and to effectively manage those assets and businesses. The Company currently expects to continue to grow. However, its ability to do so will be dependent on a number of factors, including, among others, (a) the availability of reasonably priced assets that meet the Company's acquisition criteria and (b) the price of the Company's common shares, the rates at which the Company is able to borrow money and, more generally, the availability of financing on terms that, in the Company's view, make such acquisitions financially attractive.

      CERTAIN CASH REQUIREMENTS

      For 2002, the Company has budgeted approximately $172.6 million for capital expenditures (excluding acquisitions) and leasing commissions as follows:

($ in thousands)                                                                                          Temperature
                                                      New York        CESCR                 Merchandise    Controlled
                                           Total       Office        Office       Retail        Mart       Logistics      Other
                                        ----------    ---------     ---------    --------   -----------   -----------    -------
Capital Expenditures:
  Expenditures to maintain the assets:
     Recurring..................        $   37,500    $   8,300     $  11,600    $  4,700    $   5,000     $   5,700(1)  $ 2,200(2)
     Non-recurring..............            46,500       20,300        17,200          --        9,000            --          --
                                        ----------    ---------     ---------    --------    ---------     ---------     -------
                                            84,000       28,600        28,800       4,700       14,000         5,700       2,200
                                        ----------    ---------     ---------    --------    ---------     ---------     -------
  Tenant improvements:
     Recurring..................            56,000       12,100        30,300          --       13,600            --          --
     Non-recurring..............             9,900        9,900            --          --           --            --          --
                                        ----------    ---------     ---------   ---------    ---------     ---------     -------
                                            65,900       22,000        30,300          --       13,600            --          --
                                        ----------    ---------     ---------    --------    ---------     ---------     -------
  Total.........................        $  149,900    $  50,600     $  59,100    $  4,700    $  27,600         5,700     $ 2,200
                                        ==========    =========     =========    ========    =========     =========     =======

Leasing Commissions:
     Recurring..................        $   16,400    $   6,200     $   7,600    $     --    $   2,600     $      --     $    --
     Non-recurring..............             6,300        6,300            --          --           --            --          --
                                        ----------    ---------     ---------    --------    ---------     ---------     -------
                                        $   22,700    $  12,500     $   7,600    $     --    $   2,600     $      --     $    --
                                        ==========    =========     =========    ========    =========     =========     =======

Total Capital Expenditures and
  Leasing Commissions:
     Recurring..................        $  109,900    $  26,600     $  49,500    $  4,700    $  21,200     $   5,700     $ 2,200
     Non-recurring..............            62,700       36,500        17,200          --        9,000            --          --

      Tenant allowances and leasing commissions for the New York City Office properties approximate $23.00 per square foot for renewal space and $48.00 per square foot for vacant space. Historically, approximately two-thirds of existing tenants renew their leases.

----------
(1) Represents the Company's 60% share of the Vornado/Crescent Partnerships obligation to fund $9,500 of capital expenditures per annum.
(2)   Primarily for the Hotel Pennsylvania.

      In addition to the capital expenditures reflected above, the Company is currently engaged in or considering certain development and redevelopment projects for which it has budgeted approximately $158.4 million to be expended as outlined in the "Development and Redevelopment Projects" section of Item 1--Business. The $158.4 million does not include amounts for other projects which are also included in the "Development and Redevelopment Projects" section of Item 1 -Business, as no budgets for them have been finalized. There can be no assurance that any of the above projects will be ultimately completed, completed on time or completed for the budgeted amount.

      No cash requirements have been budgeted for the capital expenditures and amortization of debt of Alexander's, or The Newkirk MLP, which are partially owned by the Company. These investees are expected to fund their own cash requirements. Alexander's is prohibited by its loan agreements from paying dividends. In 2002 the Company expects to receive distributions of approximately $44.2 million from its investment in The Newkirk MLP, including the distribution of approximately $37 million received on February 6, 2002, in connection with a Newkirk refinancing.

FINANCING ACTIVITIES AND CONTRACTUAL OBLIGATIONS

      Below is a schedule of the Company's contractual obligations and commitments at December 31, 2001:

($ in thousands)
                                                         Less Than     1 - 3     4 - 5
                                               Total       1 Year      Years     Years     Thereafter
                                            ----------   ---------   --------   --------   ----------
Contractual Cash Obligations:
     Unsecured Revolving Credit Facility    $       --   $      --   $     --   $     --   $       --
     Mortgages and Notes Payable ........    2,477,173     834,008    585,866    105,000      952,299
     Operating Leases ...................      449,783      14,442     26,791     26,177      382,373
                                            ----------   ---------   --------   --------   ----------
       Total Contractual Cash Obligations   $2,926,956   $ 848,450   $612,657   $131,177   $1,334,672
                                            ==========   =========   ========   ========   ==========
Commitments:
     Standby Letters of Credit ..........   $   83,238   $  83,238   $     --   $     --   $       --
     Guarantees .........................           --          --         --         --           --
                                            ----------   ---------   --------   --------   ----------
       Total Commitments ................   $   83,238   $  83,238   $     --   $     --   $       --
                                            ==========   =========   ========   ========   ==========

      The Company is reviewing various alternatives for the repayment or refinancing of debt coming due during 2002. The Company has $1 billion available under its revolving credit facility which matures in March, 2003 and a number of properties which are unencumbered.

      The Company's credit facility contains customary conditions precedent to borrowing such as the bring down of customary representations and warranties as well as compliance with financial covenants such as minimum interest coverage and maximum debt to market capitalization. The facility provides for higher interest rates in the event of a decline in the Company's ratings below Baa3/BBB. This facility also contains customary events of default which could give rise to acceleration and include such items as failure to pay interest or principal and breaches of financial covenants such as maintenance of minimum capitalization and minimum interest coverage.

      The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies are excluding terrorists acts from coverage in all risk policies. In 2002, the Company has been unable to obtain all risk insurance which includes coverage for terrorists acts for policies it has renewed including the New York City Office portfolio and may not be able to obtain such coverage for any of its other properties in the future. Therefore, the risk of financial loss in the case of terrorist acts is the Company's, which loss could be material.

      The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company) and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

      In addition, many of the Company's non-recourse mortgages contain debt service covenants which if not satisfied could require cash collateral. These covenants are not "ratings" related.

CORPORATE

      On September 20, 2001, the Company sold an aggregate of $45,000,000 8.25% Series D-9 Cumulative Redeemable Preferred Units resulting in net proceeds of approximately $43,875,000.

      On November 19, 2001, the Company sold 9,775,000 common shares pursuant to an effective registration statement based on the closing price of $40.58 on the NYSE. The net proceeds to the Company were approximately $377,200,000. In connection therewith the Company repaid the $285,000,000 then outstanding under its revolving credit facility.

      On February 25, 2002, the Company sold 884,543 common shares to a closed-end fund and 514,200 shares to a unit investment trust based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $57,042,000.

OFFICE

      On January 11, 2001, the Company completed a $105,000,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.6% and matures on January 1, 2006. A portion of the proceeds received were used to repay the then existing mortgage of $55,000,000.

MERCHANDISE MART

      On October 16, 2001, the Company completed a $49,000,000 refinancing of its Washington Design Center property. The loan bears interest at a fixed rate of 6.95% and matures on October 16, 2011. A portion of the proceeds received were used to repay the then existing mortgage of $23,000,000.

      On July 11, 2001, the Company completed a $50,000,000 refinancing of its Market Square Complex. The loan bears interest at a fixed rate of 7.95% and matures in July 2011. The proceeds received were used to repay the then existing mortgage of $49,000,000.

OTHER

      On September 20, 2001, the Company completed a $50,000,000 mortgage financing, cross-collateralized by its eight industrial warehouse properties. The loan bears interest at a fixed rate of 6.95% per annum and matures on October 1, 2011.

      On February 1, 2002, the Newkirk MLP, in which the Company has a 21.1% interest, completed a $225,000,000 mortgage financing collateralized by its properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3.0% (8.5% at February 1, 2002) and matures on January 31, 2005, with two one-year extension options.

      The Company has an effective shelf registration under which the Company can offer an aggregate of approximately $940,000,000 of equity securities and Vornado Realty L.P. can offer an aggregate of $1.0 billion of debt securities.

      The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions will require funding from borrowings or equity offerings.

RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's investment securities include stock purchase warrants received from companies that provide fiber-optic network and broadband access to the Company's Office division tenants. Statement 133 requires these warrants to be marked-to-market at each reporting period with the change in value recognized currently in earnings. The Company has previously marked-to-market changes in value through accumulated other comprehensive loss. Under Statement 133, those changes are recognized through earnings, and accordingly, the Company has reclassified $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as the cumulative effect of change in accounting principle as of January 1, 2001. Future changes in value of such securities will be recorded through earnings. The Company does not currently utilize derivatives for hedging purposes and does not engage in speculative activities.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS (effective July 1, 2001) and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. In the first quarter of 2002, the Company will write-off goodwill of approximately $32,491,000, of which (i) $18,000,000 represents its share of the goodwill arising from the Company's investment in Temperature Controlled Logistics and (ii) $14,491,000 represents goodwill arising from the Company's acquisition of the Hotel Pennsylvania. The write-off will be reflected as a cumulative effect of a change in accounting principle. Amortization of goodwill during 2001 was approximately $1,116,000.

      In August 2001, FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (effective January 1, 2003) and SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supersedes current accounting literature and now provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of an entity. The Company does not anticipate that the adoption of these statements will have a material effect on the Company's financial statements; however under SFAS No. 144, if the Company were to dispose of a material operating property, such property's results of operations will have to be separately disclosed as discontinued operations in the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

($ in thousands, except per share amounts)
                                                                2001                                     2000
                                            ---------------------------------------------    -----------------------------
                                                               Weighted      Effect of 1%                       Weighted
                                            December 31,       Average        Change In      December 31,       Average
                                               Balance      Interest Rate     Base Rates        Balance      Interest Rate
                                            ------------    -------------    ------------    ------------    -------------
Wholly-owned debt:
       Variable rate..................      $  1,182,605        3.39%         $  10,591(1)   $  1,625,162        8.00%
       Fixed rate.....................         1,294,568        7.53%                --         1,063,146        7.61%
                                            ------------                      ---------      ------------
                                            $  2,477,173                         10,591      $  2,688,308
                                            ============                      ---------      ============

Partially-owned debt:
       Variable rate..................      $     85,516        5.63%               855      $    174,622        8.40%
       Fixed rate.....................         1,234,019        8.29%                --         1,123,926        8.63%
                                            ------------                      ---------      ------------
                                            $  1,319,535                            855      $  1,298,548
                                            ============                      ---------      ============

Minority interest.....................                                           (1,660)
                                                                              ---------

Total decrease in the
  Company's annual net income.........                                        $   9,786
                                                                              =========
     Per share-diluted................                                        $     .11
                                                                              =========

----------
(1) Excludes the effect of a $123,500 mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties, as the proceeds are in a restricted mortgage escrow account which bears interest at the same rate as the loan.

      Various financial instruments exist which could be employed to reduce the Company's exposure to change in interest rates. The Company does not currently utilize such hedging strategies.

      The fair value of the Company's debt at December 31, 2001, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt approximates its carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                ----
Independent Auditors' Report..................................................................................    90
Consolidated Balance Sheets at December 31, 2001 and 2000.....................................................    91
Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999 ......................    92
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999.........    93
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999...................    95
Notes to Consolidated Financial Statements....................................................................    96

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

      We have audited the accompanying consolidated balance sheets of Vornado Realty Trust as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 11, 2002

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     --------------------------
                                                                                         2001           2000
                                                                                     -----------    -----------
(amounts in thousands, except share and per share amounts)

                                          ASSETS
Real estate, at cost:
   Land ..........................................................................   $   895,831    $   870,023
   Buildings and improvements ....................................................     3,480,249      3,328,760
   Development costs and construction in progress ................................       258,357        125,814
   Leasehold improvements and equipment ..........................................        55,774         29,795
                                                                                     -----------    -----------
           Total .................................................................     4,690,211      4,354,392
   Less accumulated depreciation and amortization ................................      (506,225)      (393,787)
                                                                                     -----------    -----------
           Real estate, net ......................................................     4,183,986      3,960,605
Cash and cash equivalents, including U.S. government obligations under
   repurchase agreements of $15,235 and $27,793 ..................................       265,584        136,989
Escrow deposits and restricted cash ..............................................       204,463        214,359
Marketable securities ............................................................       126,774        120,340
Investments and advances to partially-owned entities, including
   Alexander's of $188,522 and $178,413 ..........................................     1,270,195      1,432,557
Due from Officers ................................................................        18,197         20,549
Accounts receivable, net of allowance for doubtful accounts
   of $8,831 and $9,343 ..........................................................        47,406         47,937
Notes and mortgage loans receivable ..............................................       258,555        188,722
Receivable arising from the straight-lining of rents .............................       138,154        111,504
Other assets .....................................................................       264,029        169,648
                                                                                     -----------    -----------
                                                                                     $ 6,777,343    $ 6,403,210
                                                                                     ===========    ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable ......................................................   $ 2,477,173    $ 2,263,308
Revolving credit facility ........................................................            --        425,000
Accounts payable and accrued expenses ............................................       179,597        130,464
Officer's compensation payable ...................................................         6,708         38,424
Deferred leasing fee income ......................................................        11,940          7,852
Other liabilities ................................................................        51,895          1,798
                                                                                     -----------    -----------
   Total liabilities .............................................................     2,727,313      2,866,846
                                                                                     -----------    -----------
Minority interest of unitholders in the Operating Partnership ....................     1,479,658      1,457,644
                                                                                     -----------    -----------
Commitments and contingencies
Shareholders' equity:
   Preferred shares of beneficial interest:
      no par value per share; authorized 45,000,000 shares;
      Series A:  liquidation preference $50.00 per share; issued and outstanding
         5,520,435 and 5,789,239 shares ..........................................       276,024        288,507
      Series B:  liquidation preference $25.00 per share; issued and outstanding
         3,400,000 shares ........................................................        81,805         81,805
      Series C:  liquidation preference $25.00 per share; issued and outstanding
         4,600,000 shares ........................................................       111,148        111,148
   Common shares of beneficial interest: $.04 par value per share; authorized,
      150,000,000 shares; issued and outstanding, 99,035,023 and 86,803,770 shares         3,961          3,472
   Additional capital ............................................................     2,162,512      1,709,284
   Distributions in excess of net income .........................................       (95,647)       (90,366)
                                                                                     -----------    -----------
                                                                                       2,539,803      2,103,850
   Deferred compensation shares earned but not yet delivered .....................        38,253             --
   Accumulated other comprehensive loss ..........................................        (2,980)       (20,426)
   Due from officers for purchase of common shares of beneficial interest ........        (4,704)        (4,704)
                                                                                     -----------    -----------
           Total shareholders' equity ............................................     2,570,372      2,078,720
                                                                                     -----------    -----------
                                                                                     $ 6,777,343    $ 6,403,210
                                                                                     ===========    ===========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 2001         2000         1999
                                                                              ---------    ---------    ---------
(amounts in thousands, except per share amounts)
Revenues:
     Property rentals .....................................................   $ 841,999    $ 695,078    $ 591,270
     Expense reimbursements ...............................................     133,114      120,056       96,842
     Other income (including fee income from
           related parties of $1,655, $1,418, and $1,262) .................      10,660       10,838        8,251
                                                                              ---------    ---------    ---------
Total revenues ............................................................     985,773      825,972      696,363
                                                                              ---------    ---------    ---------
Expenses:
     Operating ............................................................     398,969      318,360      282,118
     Depreciation and amortization ........................................     123,862       99,846       83,585
     General and administrative ...........................................      72,572       47,911       40,151
     Costs of acquisitions not consummated ................................       5,223           --           --
                                                                              ---------    ---------    ---------
Total expenses ............................................................     600,626      466,117      405,854
                                                                              ---------    ---------    ---------

Operating income ..........................................................     385,147      359,855      290,509
Income applicable to Alexander's ..........................................      24,548       17,363       11,772
Income from partially-owned entities ......................................      80,612       86,654       78,560
Interest and other investment income ......................................      54,385       32,926       18,359
Interest and debt expense (including amortization of deferred financing
     costs of $8,458, and $7,298) .........................................    (173,076)    (170,273)    (141,683)
Net gain on disposition of wholly-owned and partially-owned assets ........       7,425       10,965           --
Minority interest:
     Perpetual preferred unit distributions ...............................     (70,705)     (62,089)     (19,254)
     Minority limited partnership earnings ................................     (39,138)     (38,320)     (33,904)
     Partially-owned entities .............................................      (2,520)      (1,965)      (1,840)
                                                                              ---------    ---------    ---------
Income before cumulative effect of change in accounting principle and
     extraordinary item ...................................................     266,678      235,116      202,519
Cumulative effect of change in accounting principle .......................      (4,110)          --           --
Extraordinary item ........................................................       1,170       (1,125)          --
                                                                              ---------    ---------    ---------
Net income ................................................................     263,738      233,991      202,519
Preferred share dividends (including accretion of issuance
     expenses of $958 in 2001 and $2,875 in 2000 and 1999) ................     (36,505)     (38,690)     (33,438)
                                                                              ---------    ---------    ---------
NET INCOME applicable to common shares ....................................   $ 227,233    $ 195,301    $ 169,081
                                                                              =========    =========    =========

NET INCOME PER COMMON SHARE-BASIC .........................................   $    2.55    $    2.26    $    1.97
                                                                              =========    =========    =========

NET INCOME PER COMMON SHARE-DILUTED .......................................   $    2.47    $    2.20    $    1.94
                                                                              =========    =========    =========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                             ACCUMULATED
                                                                                              DISTIBUTIONS      OTHER
                                                     PREFERRED      COMMON      ADDITIONAL    IN EXCESS OF   COMPREHENSIVE
                                                      SHARES        SHARES        CAPITAL      NET INCOME        LOSS
                                                    -----------   -----------   -----------   ------------   ------------
(amounts in thousands, except per share amounts)
BALANCE, JANUARY 1, 1999 ........................   $   282,758   $     3,403   $ 1,653,208    $  (132,837)   $   (18,957)
Net Income ......................................            --            --            --        202,519             --
Dividends paid on Preferred Shares
   Series A Preferred Shares
     ($3.25 per share) ..........................            --            --            --        (21,690)            --
   Series B Preferred Shares
     ($1.68 per share) ..........................            --            --            --         (5,720)            --
   Series C Preferred Shares
     ($1.31 per share) ..........................            --            --            --         (6,028)            --
Net proceeds from issuance of preferred
   shares .......................................       192,953            --            --             --             --
Dividends paid on common shares
   ($1.80 per share) ............................            --            --            --       (153,223)            --
Common shares issued under
   employees' share plan ........................            --             5         2,458             --             --
Redemption of units for common shares ...........            --            44        40,214             --             --
Accretion of issuance expenses on
   preferred shares .............................         2,874            --            --             --             --
Common shares issued in connection
   with dividend reinvestment plan ..............            --             1           677             --             --
Change in unrealized net loss
   on securities available for sale .............            --            --            --             --         15,603
Depreciation of securities held
   in officer's deferred compensation trust .....            --            --            --             --            579
Pension obligations .............................            --            --            --             --          1,327
Forgiveness of amount due
   from officers ................................            --            --            --             --             --
                                                    -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999 ......................   $   478,585   $     3,453   $ 1,696,557    $  (116,979)   $    (1,448)
                                                    ===========   ===========   ===========    ===========    ===========


                                                                  SHAREHOLDERS'  COMPREHENSIVE
                                                      OTHER           EQUITY        INCOME
                                                    -----------   -------------  -------------

BALANCE, JANUARY 1, 1999 ........................   $    (4,897)   $ 1,782,678
Net Income ......................................            --        202,519    $   202,519
Dividends paid on Preferred Shares
   Series A Preferred Shares
     ($3.25 per share) ..........................            --        (21,690)            --
   Series B Preferred Shares
     ($1.68 per share) ..........................            --         (5,720)            --
   Series C Preferred Shares
     ($1.31 per share) ..........................            --         (6,028)            --
Net proceeds from issuance of preferred
   shares .......................................            --        192,953             --
Dividends paid on common shares
   ($1.80 per share) ............................            --       (153,223)            --
Common shares issued under
   employees' share plan ........................            --          2,463             --
Redemption of units for common shares ...........            --         40,258             --
Accretion of issuance expenses on
   preferred shares .............................            --          2,874             --
Common shares issued in connection
   with dividend reinvestment plan ..............            --            678             --
Change in unrealized net loss
   on securities available for sale .............            --         15,603         15,603
Depreciation of securities held
   in officer's deferred compensation trust .....            --            579            579
Pension obligations .............................            --          1,327          1,327
Forgiveness of amount due
   from officers ................................            97             97             --
                                                    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999 ......................   $    (4,800)   $ 2,055,368    $   220,028
                                                    ===========    ===========    ===========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                              ACCUMULATED
                                                                                               DISTIBUTIONS      OTHER
                                                     PREFERRED       COMMON      ADDITIONAL    IN EXCESS OF   COMPREHENSIVE
                                                      SHARES         SHARES        CAPITAL      NET INCOME        LOSS
                                                    -----------    -----------   -----------   ------------   ------------
(amounts in thousands, except per share amounts)
BALANCE, DECEMBER 31, 1999 ......................   $   478,585    $     3,453   $ 1,696,557   $  (116,979)   $    (1,448)
Net Income ......................................            --             --            --       233,991             --
Dividends paid on Preferred Shares
   Series A Preferred Shares
     ($3.25 per share) ..........................            --             --            --       (21,689)            --
   Series B Preferred Shares
     ($2.125 per share) .........................            --             --            --        (7,225)            --
   Series C Preferred Shares
     ($2.125 per share) .........................            --             --            --        (9,776)            --
Dividends paid on common shares
   ($1.97 per share) ............................            --             --            --      (168,688)            --
Common shares issued under
   employees' share plan ........................            --             15         9,913            --             --
Redemption of units for common shares ...........            --              3         1,789            --             --
Accretion of issuance expenses on
   preferred shares .............................         2,875             --            --            --             --
Common shares issued in connection
   with dividend reinvestment plan ..............            --              1         1,025            --             --
Change in unrealized net loss
   on securities available for sale .............            --             --            --            --        (18,399)
Appreciation of securities held
   in officer's deferred compensation trust .....            --             --            --            --           (579)
Forgiveness of amount due
   from officers ................................            --             --            --            --             --
                                                    -----------    -----------   -----------   -----------    -----------
BALANCE, DECEMBER 31, 2000 ......................       481,460          3,472     1,709,284       (90,366)       (20,426)

Net Income ......................................            --             --            --       263,738             --
   Dividends paid on Preferred Shares
   Series A Preferred Shares
     ($3.25 per share) ..........................            --             --            --       (19,505)            --
   Series B Preferred Shares
     ($2.125 per share) .........................            --             --            --        (7,225)            --
   Series C Preferred Shares
     ($2.125 per share) .........................            --             --            --        (9,775)            --
Dividends paid on common shares
   ($2.32 per share) ............................            --             --            --      (201,813)            --
Dividends payable on common shares
   ($.31 per share) .............................            --             --            --       (30,701)            --
Common shares issued, net of shelf
   registration costs of $260 ...................            --            391       376,542            --             --
Common shares issued under
   employees' share plan ........................            --             12         9,947            --             --
Conversion of Series A Preferred Shares to
   common share .................................       (13,441)            15        13,426            --             --
Redemption of units for common shares ...........            --             70        52,017            --             --
Accretion of issuance expenses on
   preferred shares .............................           958             --            --            --             --
Common shares issued in connection
   with dividend reinvestment plan ..............            --              1         1,296            --             --
Change in unrealized net loss
   on securities available for sale .............            --             --            --            --         18,178
Deferred compensation shares earned
   but not yet issued ...........................            --             --            --            --             --
Pension obligations .............................            --             --            --            --           (732)
                                                    -----------    -----------   -----------   -----------    -----------
BALANCE, DECEMBER 31, 2001 ......................   $   468,977    $     3,961   $ 2,162,512   $   (95,647)   $    (2,980)
                                                    ===========    ===========   ===========   ===========    ===========

                                                                  SHAREHOLDERS'  COMPREHENSIVE
                                                       OTHER         EQUITY        INCOME
                                                    -----------   -------------  -------------

BALANCE, DECEMBER 31, 1999 ......................   $    (4,800)   $ 2,055,368
Net Income ......................................            --        233,991    $   233,991
Dividends paid on Preferred Shares
   Series A Preferred Shares
     ($3.25 per share) ..........................            --        (21,689)            --
   Series B Preferred Shares
     ($2.125 per share) .........................            --         (7,225)            --
   Series C Preferred Shares
     ($2.125per share) ..........................            --         (9,776)            --
Dividends paid on common shares
   ($1.97 per share) ............................            --       (168,688)            --
Common shares issued under
   employees' share plan ........................            --          9,928             --
Redemption of units for common shares ...........            --          1,792             --
Accretion of issuance expenses on
   preferred shares .............................            --          2,875             --
Common shares issued in connection
   with dividend reinvestment plan ..............            --          1,026             --
Change in unrealized net loss
   on securities available for sale .............            --        (18,399)       (18,399)
Appreciation of securities held
   in officer's deferred compensation trust .....            --           (579)          (579)
Forgiveness of amount due
   from officers ................................            96             96             --
                                                    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000 ......................        (4,704)     2,078,720    $   215,013
                                                                                  ===========

Net Income ......................................            --        263,738    $   263,738
   Dividends paid on Preferred Shares
   Series A Preferred Shares
     ($3.25 per share) ..........................            --        (19,505)            --
   Series B Preferred Shares
     ($2.125 per share) .........................            --         (7,225)            --
   Series C Preferred Shares
     ($2.125 per share) .........................            --         (9,775)            --
Dividends paid on common shares
   ($2.32 per share) ............................            --       (201,813)            --
Dividends payable on common shares
   ($.31 per share) .............................            --        (30,701)            --
Common shares issued, net of shelf
registration costs of $260 ......................            --        376,933             --
Common shares issued under
   employees' share plan ........................            --          9,959             --
Conversion of Series A Preferred Shares to
   common share .................................            --             --             --
Redemption of units for common shares ...........            --         52,087             --
Accretion of issuance expenses on
   preferred shares .............................            --            958             --
Common shares issued in connection
   with dividend reinvestment plan ..............            --          1,297             --
Change in unrealized net loss
   on securities available for sale .............            --         18,178         18,178
Deferred compensation shares earned
but not yet delivered ...........................        38,253         38,253             --
Pension obligations .............................            --           (732)          (732)
                                                    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001 ......................   $   (33,549)   $ 2,570,372    $   281,184
                                                    ===========    ===========    ===========

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                  2001           2000           1999
                                                                              -----------    -----------    -----------
(amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ............................................................   $   263,738    $   233,991    $   202,519
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Cumulative effect of change in accounting principle ...............         4,110             --             --
        Extraordinary item ................................................        (1,170)         1,125             --
        Minority interest .................................................       112,363        102,374         54,998
        Net gain on dispositions of wholly-owned and
          partially-owned assets ..........................................        (7,425)       (10,965)            --
        Depreciation and amortization (including debt issuance costs) .....       123,862         99,846         83,585
        Straight-lining of rental income ..................................       (27,230)       (32,206)       (29,587)
        Equity in (income) loss  of Alexander's ...........................       (24,548)       (17,363)       (11,772)
        Equity in income of partially-owned entities ......................       (80,612)       (86,654)       (78,560)
        Changes in operating assets and liabilities .......................        24,597        (40,227)       (44,288)
                                                                              -----------    -----------    -----------
Net cash provided by operating activities .................................       387,685        249,921        176,895
                                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development costs and construction in progress ........................      (145,817)       (35,701)       (66,962)
    Acquisitions of real estate and other .................................       (11,574)      (199,860)      (224,654)
    Additions to real estate ..............................................       (67,090)      (136,081)      (104,177)
    Investments in partially-owned entities ...............................      (109,332)       (99,974)      (118,409)
    Proceeds from sale of real estate .....................................       162,045         47,945             --
    Proceeds from sale of Temperature Controlled Logistics assets .........            --             --         22,769
    Investments in notes and mortgage loans receivable ....................       (83,879)      (144,225)       (59,787)
    Repayment of notes and mortgage loans receivable ......................        64,206          5,222         20,751
    Cash restricted, primarily mortgage escrows ...........................         9,896       (183,788)        13,624
    Distributions from partially-owned entities ...........................       114,218         68,799         16,938
    Real estate deposits ..................................................            --          4,819         14,819
    Purchases of marketable securities ....................................       (14,325)       (26,531)       (21,614)
    Proceeds from sale or maturity of securities available for sale .......         1,930             --         12,498
                                                                              -----------    -----------    -----------
Net cash used in investing activities .....................................       (79,722)      (699,375)      (494,204)
                                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings ..............................................       554,115      1,195,108        455,000
    Repayments of borrowings ..............................................      (835,257)      (633,655)      (668,957)
    Costs of refinancing debt .............................................        (3,394)       (18,445)        (8,059)
    Proceeds from issuance of preferred shares ............................            --             --        192,953
    Proceeds from issuance of preferred units .............................        52,673        204,750        525,013
    Proceeds from issuance of common shares ...............................       377,193             --             --
    Dividends paid on common shares .......................................      (201,813)      (168,688)      (153,223)
    Dividends paid on preferred shares ....................................       (35,547)       (35,815)       (30,563)
    Distributions to minority partners ....................................       (98,594)       (80,397)       (52,491)
    Exercise of share options .............................................        11,256         10,955          2,458
                                                                              -----------    -----------    -----------
Net cash (used in) provided by financing activities .......................      (179,368)       473,813        262,131
                                                                              -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents ......................       128,595         24,359        (55,178)
Cash and cash equivalents at beginning of year ............................       136,989        112,630        167,808
                                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year ..................................   $   265,584    $   136,989    $   112,630
                                                                              ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Cash payments for interest (including capitalized interest of
      $12,171, $12,269, and $7,012) .......................................   $   171,166    $   165,325    $   143,665
                                                                              ===========    ===========    ===========
NON-CASH TRANSACTIONS:
    Financing in connection with acquisitions .............................   $        --    $    46,640    $   188,000
    Minority interest in connection with acquisitions .....................        18,798          9,192        302,100
    Unrealized (loss) gain on securities available for sale ...............         9,495        (18,399)        15,603
    (Appreciation) depreciation of securities held in officer's deferred
      compensation trust ..................................................        (3,023)          (579)           579

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

      Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P. ("the Operating Partnership"). Vornado is the sole general partner of, and owned approximately 79% of the common limited partnership interest in, the Operating Partnership at February 1, 2002. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

      The Company currently owns directly or indirectly:

OFFICE PROPERTIES ("OFFICE"):

            (i) all or portions of 73 office properties aggregating approximately 27.2 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

RETAIL PROPERTIES ("RETAIL"):

            (ii) 55 shopping center properties in six states and Puerto Rico aggregating approximately 11.3 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

MERCHANDISE MART PROPERTIES:

            (iii) 8.6 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

TEMPERATURE CONTROLLED LOGISTICS:

            (iv) a 60% interest in the Vornado/Crescent partnerships that own 89 warehouse facilities nationwide with an aggregate of approximately 445 million cubic feet of refrigerated space leased to AmeriCold Logistics;

OTHER REAL ESTATE INVESTMENTS:

            (v) 33.1% of the outstanding common stock of Alexander's, Inc. ("Alexander's");

            (vi) the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing .4 million square feet of retail and office space;

            (vii) a 21.1% interest in The Newkirk Master Limited Partnership which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

            (viii) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

            (ix) other investments, including interests in other real estate, marketable securities and loans and notes receivable.

                              VORNADO REALTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of Vornado Realty Trust and its majority-owned subsidiary, Vornado Realty L.P. as well as entities in which the Company has a 50% or greater interest, provided that the Company exercises control (where the Company doesn't exercise control, such entities are accounted for under the equity method). All significant intercompany amounts have been eliminated. Equity interests in partially-owned corporate entities are accounted for under the equity method of accounting when the Company's ownership interest is more than 20% but less than 50%. When partially-owned investments are in partnership form, the 20% threshold may be reduced. For all other investments, the Company uses the cost method. Equity investments are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities.

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

      REAL ESTATE: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. During 2001, the amount of undepreciated book value carried forward on redeveloped properties totaled $8,116,000. Depreciation is provided on a straight-line basis over the assets estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximates the useful lives of the assets. Additions to real estate include interest expense capitalized during construction of $12,171,000, $12,269,000, and $7,012,000 for the years ended December 31, 2001, 2000, and 1999.

      The Company's properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect an impairment in the value of the asset.

      CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents does not include cash escrowed under loan agreements and cash restricted in connection with an officer's deferred compensation payable.

      MARKETABLE SECURITIES: The Company has classified debt and equity securities which it intends to hold for an indefinite period of time (including warrants to acquire equity securities) as securities available for sale; equity securities it intends to buy and sell on a short term basis as trading securities; and preferred stock investments as securities held to maturity. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on securities available for sale are included as a component of shareholders' equity and other comprehensive income. Realized gains or losses on the sale of securities are recorded based on specific identification. A portion of the Company's preferred stock investments are redeemable and accounted for in accordance with EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Income is recognized by applying the prospective method of adjusting the yield to maturity based on an estimate of future cash flows. If the value of the investment based on the present value of the future cash flows is less than the Company's carrying amount, the investments will be written-down to fair value through earnings.

                              VORNADO REALTY TRUST

      At December 31, 2001 and 2000, marketable securities had an aggregate cost of $117,284,000 and $129,023,000 and an aggregate market value of $126,774,000 and $120,340,000 (of which $13,888,000 and $13,713,000 represents trading securities; $49,763,000 and $57,945,000 represents securities available for sale; and $63,123,000 and $48,682,000 represent securities held to maturity). Gross unrealized gains and losses were $14,738,000 and $5,243,000 at December 31, 2001, and $8,159,000 and $16,842,000 at December 31, 2000.

      NOTES AND MORTGAGE LOANS RECEIVABLE: The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate or, as a practical expedient to the value of the collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis.

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

      GOODWILL: The excess of purchase price over the fair value of assets acquired is capitalized and amortized on a straight-line basis over the estimated useful lives which range from 10 to 40 years. Goodwill is reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. In such event, a comparison is made of the current and projected operating cash flows of the related assets into the foreseeable future on an undiscounted basis to the carrying amount of both the asset and related goodwill. Such carrying amount would be adjusted, if necessary, to estimate value to reflect an impairment in the value of the goodwill.

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

      REVENUE RECOGNITION: Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases entered into after November 14, 1985, if they provide for varying rents over the lease terms. Contingent rents are not recognized until realized.

      INCOME TAXES: The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company will distribute to its shareholders 100% of its taxable income before the first distribution of the 2002 calendar year. Therefore, no provision for Federal income taxes is required. Dividend distributions for the years ended December 31, 2001, 2000 and 1999, were characterized for Federal income tax purposes as ordinary income.

      The Company owns stock in corporations that have elected to be treated for Federal income tax purposes, as taxable REIT subsidiaries ("TRS"). The value of the combined TRS stock cannot and does not exceed 20% of the value of the Company's total assets. A TRS is taxable on its net income at regular corporate tax rates. For the 2001 tax year, the total tax is approximately $1,050,000.

                              VORNADO REALTY TRUST

      The net basis of the Company's assets and liabilities for tax purposes is approximately $1,069,000,000 lower than the amount reported for financial statement purposes. At December 31, 2001, the Company had a capital loss carryover of approximately $83,000,000. The capital loss carryover is available to offset future capital gains that would otherwise be required to be distributed as dividends to shareholders.

      AMOUNTS PER SHARE: Basic earnings per share is computed based on average shares outstanding. Diluted earnings per share considers the effect of outstanding options, warrants and convertible or redeemable securities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's investment securities include stock purchase warrants received from companies that provide fiber-optic network and broadband access to the Company's Office division tenants. Statement 133 requires these warrants to be marked-to-market at each reporting period with the change in value recognized currently in earnings. The Company has previously marked-to-market changes in value through accumulated other comprehensive loss. Under Statement 133, those changes are recognized through earnings, and accordingly, the Company has reclassified $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as the cumulative effect of change in accounting principle as of January 1, 2001. Future changes in value of such securities will be recorded through earnings. The Company does not currently utilize derivatives for hedging purposes and does not engage in speculative activities.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS (effective July 1, 2001) and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. In the first quarter of 2002, the Company will write-off goodwill of approximately $32,491,000, of which (i) $18,000,000 represents its share of the goodwill arising from the Company's investment in Temperature Controlled Logistics and (ii) $14,491,000 represents goodwill arising from the Company's acquisition of the Hotel Pennsylvania. The write-off will be reflected as a cumulative effect of a change in accounting principle. Amortization of goodwill during 2001 was approximately $1,116,000.

      In August 2001, FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (effective January 1, 2003) and SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supersedes current accounting literature and now provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of an entity. The Company does not anticipate that the adoption of these statements will have a material effect on the Company's financial statements; however under SFAS No. 144, if the Company were to dispose of a material operating property, such property's results of operations will have to be separately disclosed as discontinued operations in the Company's financial statements.

                              VORNADO REALTY TRUST

3. ACQUISITIONS AND DISPOSITIONS

      The Company completed approximately $1,611,600,000 of real estate acquisitions or investments from January 1, 2001 through February 2002 and $404,000,000 in 2000. These acquisitions were consummated through subsidiaries or preferred stock affiliates of the Company and were recorded under the purchase method of accounting. Related net assets and results of operations have been included in these financial statements since their respective dates of acquisition. The pro forma effect of the acquisitions, other than Charles E. Smith Commercial Realty, were not material to the Company's historical results of operations.

OFFICE:

      CHARLES E. SMITH COMMERCIAL REALTY INVESTMENT ("CESCR")

      See, Note 17 -- "Subsequent Events"

      7 WEST 34TH STREET

      On November 1, 2000, the Company acquired 7 West 34th Street, a Manhattan office building containing 479,000 square feet for $128,000,000.

RETAIL:

      STARWOOD-CERUZZI JOINT VENTURES

      In the first quarter of 2000, the Company and its joint venture partner acquired 2 fee interests containing 210,000 square feet and 4 leasehold interests containing 400,000 square feet in properties located in Pennsylvania, Virginia, Maryland and Ohio formerly occupied by Hechinger, Inc., a home improvement retailer which was liquidated. The purchase price was $27,425,000, of which the Company's share was 80%.

MERCHANDISE MART PROPERTIES:

      33 NORTH DEARBORN STREET

      On September 21, 2000 the Company acquired 33 North Dearborn Street, a 321,000 square foot office building in Chicago for $35,000,000 of which $19,000,000 was debt.

      L.A. MART

      On October 2, 2000, the Company acquired the 724,000 square foot L.A. Mart in Los Angeles and its 9.3 acre site for $54,000,000, of which $10,000,000 was debt.

OTHER REAL ESTATE INVESTMENTS:

      LOAN TO COMMONWEALTH ATLANTIC PROPERTIES, INC. ("CAPI")

      In March 1999, in connection with the Company's acquisition of land under certain of the CESCR office properties from CAPI, the Company made a $41,200,000 loan to CAPI, which matures in June 2004. Interest on the loan was 8.5% at December 31, 2001. The loan is secured by approximately 1,100,000 units of Vornado Realty, L.P. Series E-1 Convertible Preferred Units (with a liquidation value of $55,000,000 at December 31, 2001) issued to CAPI in connection with the acquisition. Each Series E-1 Unit is convertible into
1.1364 shares of Vornado Realty Trust.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      NEWKIRK JOINT VENTURES

      During 2000, the Company completed acquisitions of additional equity investments in certain limited partnerships for $10,526,000, including $1,334,000 in cash and $9,192,000 in Operating Partnership units.

      STUDENT HOUSING JOINT VENTURE

      On January 28, 2000, the Company and its joint venture partner, acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000,000, of which $19,600,000 was debt. The Company's share of this investment is 90%.

      ALEXANDER'S

      On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for $2,740,000. On April 11, 2000, the Company acquired an additional 10,400 shares for $674,000, thereby increasing its ownership interest to 33.1%.

      LOAN TO NORTHSTAR PARTNERSHIP L.P.

      On September 19, 2000, the Company acquired $75,000,000 of subordinated unsecured debt of NorthStar Partnership, L.P. ("NorthStar"), a private real estate company, for $65,000,000. The loan bears interest at 11.5% per annum, requires quarterly principal payments of $2,500,000 and matures in May 2002. All of the quarterly principal payment have been received by the Company in accordance with the loan agreement with the exception of the payment due on September 28, 2001 which was not received until October 30, 2001.

      LOAN TO PRIMESTONE INVESTMENT PARTNERS, L.P.

      On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. The Company received a 1% upfront fee and is entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bears interest at 16% per annum. Primestone Investment Partners, L.P. defaulted on the repayment of this loan on October 25, 2001. The Company's loan was subordinate to $37,957,000 of other debt of the borrower. On October 31, 2001, the Company purchased the other debt for its face amount. The loans are secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE), which units are exchangeable for the same number of shares of PGE. The loans are also guaranteed by affiliates of the borrower. The Company has commenced foreclosure proceedings with respect to the collateral.

      On November 19, 2001 the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768,000 including unpaid interest and fees of $6,790,000. Under the terms of the participation agreement, cash payments received shall be applied (i) first, to the reimbursement of reimbursable out-of-pocket costs and expenses incurred in connection with the servicing, administration or enforcement of the loans after November 19, 2001, (ii) second, to the Company and Cadim pro rata in proportion to the amount of interest and fees owed to them (all of such fees and interest accrued through November 19, 2001 are for the account of Vornado and all of such fees and interest accrued after November 19, 2001 accrue on a 50/50 basis to the Company and Cadim) and (iii) third, 50% to the Company and 50% to Cadim. The Company has agreed that in the event the Company acquires the collateral in a foreclosure proceeding it will, upon the request of Cadim, deliver 50% of such collateral to Cadim.

      For financial reporting purposes, the gross amount of the loan, $106,768, is included in "Notes and mortgage loans receivable" and Cadim's 50% participation, $50,000,000 is reflected in "Other liabilities". The Company did not recognize income on these loans for the period from November 19, 2001 through December 31, 2001, and will not recognize income until such time that cash is received or foreclosure proceedings have been consummated. The Company believes that the value of the collateral and the guarantees is sufficient to cover the carrying amount of the loans receivable including unpaid interest and fees.

                              VORNADO REALTY TRUST

      LOAN TO DEARBORN CENTER

      The Company's investment of $21,522,000 represents a 38.5% interest in $55,901,000 funded of a $65,000,000 mezzanine loan to an entity whose sole asset is Dearborn Center, a 1.5 million square foot high-rise office tower under construction in Chicago. The entity is owned by Prime Group Realty L.P. and another investor. The Company is a member of a loan syndicate led by a money center bank. The proceeds of the loan are being used to finance the construction, and are subordinate to a $225,000 first mortgage. The loan is due January 21, 2004, three years from the date of the initial draw, and provides for a one year extension at the borrower's option (assuming net operating income at a specified level and a cash reserve sufficient to fund interest for the extension period). The loan bears interest at 12% per annum plus additional interest ranging from a minimum of 9.5% to a maximum of 13% if certain leasing thresholds are not met.

DISPOSITIONS:

      The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets for the years ended December 31, 2001, 2000 and 1999:

($ in thousands)

                                                                         2001            2000           1999
                                                                     ------------    ------------   ------------
WHOLLY-OWNED ASSETS:
   Net gain from condemnation proceeding .........................   $      3,050    $         --   $         --
   Write-off of investments in technology companies ..............        (16,513)             --             --
   Net gain on sale of other real estate .........................             --          10,965             --
PARTIALLY-OWNED ASSETS:
   After-tax net gain on sale of Park Laurel condominium units ...         15,657              --             --
   Net gain on sale of 570 Lexington Avenue ......................         12,445              --             --
   Write-off of net investment in the  Russian Tea Room ("RTR") ..         (7,374)             --             --
   Other .........................................................            160              --             --
                                                                     ------------    ------------   ------------
                                                                     $      7,425    $     10,965   $         --
                                                                     ============    ============   ============

      NET GAIN FROM CONDEMNATION PROCEEDING

      In September 1998, Atlantic City condemned the Company's property. In the third quarter of 1998, the Company recorded a gain of $1,694,000, which reflected the condemnation award of $3,100,000, net of the carrying value of the property of $1,406,000. The Company appealed the amount and on June 27, 2001, was awarded an additional $3,050,000, which has been recorded as a gain in the quarter ended June 30, 2001.

      WRITE-OFF INVESTMENTS IN TECHNOLOGY COMPANIES

      In the first quarter of 2001, the Company recorded a charge of $4,723,000 resulting from the write-off of an equity investment in a technology company. In the second quarter of 2001, the Company recorded an additional charge of $13,561,000 resulting from the write-off of all of its remaining equity investments in technology companies due to both the deterioration of the financial condition of these companies and the lack of acceptance by the market of certain of their products and services. In the fourth quarter of 2001, the Company recorded $1,481,000 of income resulting from the reversal of a deferred rent liability relating to the termination of an agreement permitting one of the technology companies access to its properties.

      550/600 MAMARONECK AVENUE

      On August 6, 2001, the Company sold its leasehold interest in 550/600 Mamaroneck Avenue for $22,500,000, which approximated book value.

      NET GAIN ON SALE OF OTHER REAL ESTATE

      During 2000, the Company sold (i) its three shopping centers located in Texas for $25,750,000, resulting in a gain of $2,560,000 and (ii) its Westport, Connecticut office property for $24,000,000, resulting in a gain of $8,405,000.

      PARK LAUREL CONDOMINIUM PROJECT

      In the third quarter of 2001, the Park Laurel joint venture (69% owned by the Company) completed the sale of 52 condominium units of the total 53 units and received proceeds of $139,548,000. The Company's share of the after tax net gain was $15,657,000. The Company's share of the after-tax net gain reflects $3,953,000 (net of tax benefit of $1,826,000) awards accrued under the venture's incentive compensation plan.

                              VORNADO REALTY TRUST

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

BALANCE SHEET DATA:

($ in thousands)                                                                        100% OF THESE ENTITIES
                                                                                       ------------------------
                                                              COMPANY'S INVESTMENT           TOTAL ASSETS
                                                            -------------------------  ------------------------
                                             PERCENTAGE
                                              OWNERSHIP        2001          2000         2001         2000
                                             ----------     -----------   -----------  -----------  -----------
INVESTMENTS:
Temperature Controlled
  Logistics .............................        60%        $   474,862   $   469,613  $ 1,379,212  $ 1,406,299
                                                                                       ===========  ===========

Charles E. Smith
 Commercial Realty L.P.(1) ..............        34%            347,263       325,328  $ 1,308,297  $ 1,279,809
                                                                                       ===========  ===========

Alexander's .............................      33.1%            188,522       178,413  $   583,339  $   403,305
                                                                                       ===========  ===========

Newkirk Joint
  Ventures (2) ..........................        30%            191,534       163,157  $   722,293
                                                                                       ===========
Hotel Pennsylvania (3) ..................                            --        73,531
Partially - Owned
  Office Buildings (4) ..................        34%             23,346        62,174
Starwood Ceruzzi
  Joint Venture .........................        80%             25,791        28,847
Park Laurel(5) ..........................        80%             (4,745)       70,007
Management companies
  and other (6) .........................                        23,622        61,487
                                                            -----------   -----------
                                                            $ 1,270,195   $ 1,432,557
                                                            ===========   ===========
                                                            100% OF THESE ENTITIES
                                             ----------------------------------------------------
                                                     TOTAL DEBT                TOTAL EQUITY
                                             --------------------------  ------------------------
                                                2001            2000         2001         2000
                                             -----------    -----------  -----------  -----------
INVESTMENTS:
Temperature Controlled
  Logistics .............................    $   602,530    $   561,321  $   791,437  $   755,603
                                             ===========    ===========  ===========  ===========

Charles E. Smith
  Commercial Realty L.P.(1) .............    $ 1,503,057    $ 1,492,230  $  (307,584) $  (318,949)
                                             ===========    ===========  ===========  ===========

Alexander's .............................    $   515,831    $   367,787  $    45,081  $    17,695
                                             ===========    ===========  ===========  ===========

Newkirk Joint
  Ventures (2) ..........................    $   879,840                 $  (157,547)
                                             ===========                 ===========
Hotel Pennsylvania (3) ..................
Partially - Owned
  Office Buildings (4) ..................
Starwood Ceruzzi
  Joint Venture .........................
Park Laurel(5) ..........................
Management companies
  and other (6) .........................

----------
(1) Vornado owned a 34% interest in CESCR in 2001 and 2000. On January 1, 2002, the Company acquired the remaining 66% of CESCR. See Note 3 - "Acquisitions and Dispositions" for details of the acquisition.
(2) The Company's investment in and advances to Newkirk Joint Ventures is comprised of

                                                      December 31, 2001  December 31, 2000
                                                      -----------------  -----------------
Investments in limited partnerships ................      $145,107           $116,730
Mortgages and loans receivable .....................        39,511             39,511
Other ..............................................         6,916              6,916
                                                          --------           --------
Total ..............................................      $191,534           $163,157
                                                          ========           ========

      On January 2, 2002, the Newkirk Joint Ventures' partnership interests were merged into a master limited partnership (the "MLP") in which the Company has a 21% interest. In conjunction with the merger, the MLP completed a $225,000 mortgage financing collateralized by its properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at February 1, 2002) and matures on January 31, 2005, with two one-year extension options. As a result of the financing on February 6, 2002, the MLP repaid approximately $28,200 of existing debt and distributed approximately $37,000 to the Company.

(3) As of December 31, 2000, the Company owned 98% of the hotel portion which was owned through a preferred stock affiliate. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliate and converted it to a taxable REIT subsidiary. Accordingly, the hotel portion is consolidated in 2001.
(4) Represents the Company's interests in 330 Madison Avenue (24.8%), 825 Seventh Avenue (50%) and 570 Lexington Avenue (50%). On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000, resulting in a gain of $12,445.
(5) The credit balance at December 31, 2001, is a result of the accrual of awards under the venture's incentive compensation plan.
(6) On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates and converted them to taxable REIT subsidiaries. Accordingly the management companies are consolidated in 2001.

                              VORNADO REALTY TRUST

      Below is a summary of the debt of partially owned entities as of December 31, 2001 and 2000, none of which is guaranteed by the Company.

                                                                                                           100%
                                                                                                 PARTIALLY-OWNED ENTITIES
($ in thousands)                                                                                           DEBT
                                                                                                --------------------------
                                                                                                   2001             2000
                                                                                                ----------      ----------
Alexander's (33.1% interest):
     Term loan secured by all of Alexander's assets except for the Kings
         Plaza Regional Shopping Center:
            Portion financed by the Company due on March 15, 2002 with interest
                 at 13.74% .................................................................... $   95,000      $   95,000
            Portion financed by a bank, due March 15, 2002, with interest at LIBOR + 1.85%
                 (3.75% at December 31, 2001) (extended to March 15, 2003) ....................     10,000          20,000
     Unsecured Line of Credit financed by the Company, due on March 15, 2002 with interest
         at 13.74% ............................................................................     24,000          20,000
     Rego Park mortgage payable, due in June 2009, with interest at 7.25% .....................     82,000          82,000
     Kings Plaza Regional Shopping Center mortgage payable, due in June 2011,
         with interest at 7.46% (prepayable with yield maintenance) ...........................    221,831         114,525
     Paramus mortgage payable, due in October 2011, with interest at 5.92%
         (prepayable without penalty) .........................................................     68,000              --
     Other notes and mortgages payable ........................................................     15,000          36,262

Temperature Controlled Logistics (60% interest):
     Mortgage notes payable collateralized by 58 temperature controlled warehouses, due in May 2008, requires amortization based on a 25 year
         term with interest at 6.89% (prepayable with yield maintenance) ......................    563,782         527,207
     Other notes and mortgages payable ........................................................     38,748          34,114

Hotel Pennsylvania - Hotel (98% interest):
     Mortgage payable, due in October 2002, requires amortization based on a 25 year term, with interest at LIBOR + 1.60% (3.74% at December
         31, 2001) (prepayable without penalty) ...............................................        N/A          70,514

Newkirk Joint Ventures (30% interest):
     Portion of first mortgages and contract rights, collateralized by the partnerships' real estate, due from 2002 to 2024, with a weighted average
         interest rate of 11.89% at December 31, 2001 (various prepayment rights) .............    879,840         837,190

Charles E. Smith Commercial Realty L.P. (34% interest):
     29 mortgages payable due from 2002 through 2030, with interest from 3.60%
         to 10.21% at December 31, 2001 (various prepayment rights) ...........................  1,470,057       1,458,230

     Unsecured line of credit due in October 2003, with interest
         at 4.87% at December 31, 2001 ........................................................     33,000          34,000

Partially Owned Office Buildings:
     330 Madison Avenue (25% interest) mortgage note payable, due in April 2008,
         with interest at 6.52%  (prepayable with yield maintenance) ..........................     60,000          60,000
     825 Seventh Avenue (50% interest) mortgage payable, due in October 2014,
         with interest at 8.07% (prepayable with yield maintenance) ...........................     23,552          43,768

Las Catalinas Mall (50% interest):
     Mortgage notes payable, due in November 2013 with interest at 6.97%
         (prepayable after December 2002 with yield maintenance) ..............................     68,591          69,430

Russian Tea Room (50% interest) mortgages payable, due in March 2002, with
         interest at Prime plus 50 basis points (5.25% at December 31, 2001) ..................     13,000          13,000

      The Company's share of the debt of partially owned entities was $1,319,535,000 and $1,328,388,000 as of December 31, 2001 and 2000.

                              VORNADO REALTY TRUST

INCOME STATEMENT DATA:

                                                       COMPANY'S INCOME                100% OF THESE ENTITIES
                                                     FROM PARTIALLY OWNED          ------------------------------
                                                           ENTITIES                        TOTAL REVENUES
                                               --------------------------------    ------------------------------
                                                 2001        2000        1999        2001       2000       1999
                                               --------    --------    --------    --------   --------   --------
($ in thousands)
Income applicable to
    Alexander's: 33.1% share of equity in
       income (loss) (29.3% prior to
       October 1999) (1) ...................   $  7,295    $  1,105    $  1,021    $ 69,343   $ 63,965   $ 64,390
                                                                                   ========   ========   ========
    Interest income ........................     11,899      11,948       6,406
    Management and leasing fee income (1) ..      5,354       4,310       4,345
                                               --------    --------    --------
                                               $ 24,548    $ 17,363    $ 11,772
                                               ========    ========    ========

Temperature Controlled Logistics:
    60% share of equity in net income ......   $ 12,093    $ 23,244    $ 31,468    $126,957   $154,341   $264,266
                                                                                   ========   ========   ========
    Management Fee (40% of 1%
       per annum of the Total
       Combined Assets, as defined) ........      5,354       5,534       5,254
                                               --------    --------    --------
                                                 17,447      28,778      36,722
Charles E. Smith Commercial
    Realty L.P (34% interest)(2) ...........     28,653      25,724      18,817    $382,502   $344,084   $307,377
                                                                                   ========   ========   ========
Newkirk Joint Ventures
    (30% interest):
       Equity in income of limited
         partnerships ......................     25,470      18,632      18,601    $179,551
                                                                                   ========
       Interest and other income ...........      5,474       5,894       1,321
Hotel Pennsylvania (3) .....................         --       8,072       5,095
Partially-Owned Office Buildings (4) .......      4,093       2,832       1,743
Management companies and other .............       (525)     (3,278)     (3,739)
                                               --------    --------    --------
                                               $ 80,612    $ 86,654    $ 78,560
                                               ========    ========    ========

                                                   100% OF THESE ENTITIES
                                               ------------------------------
                                                        NET INCOME (LOSS)
                                               ------------------------------
                                                 2001       2000       1999
                                               --------   --------   --------
Income applicable to
    Alexander's: 33.1% share of equity in
       income (loss) (29.3% prior to
       October 1999) (1) ...................   $ 27,386   $  5,197   $  5,524
                                               ========   ========   ========
    Interest income ........................
    Management and leasing fee income (1) ..

Temperature Controlled Logistics:
    60% share of equity in net income ......   $ 16,647   $ 37,284   $ 54,198
                                               ========   ========   ========
    Management Fee (40% of 1%
       per annum of the Total
       Combined Assets, as defined) ........

Charles E. Smith Commercial
    Realty L.P (34% interest)(2) ...........   $ 82,713   $ 76,707   $ 61,009
                                               ========   ========   ========
Newkirk Joint Ventures
    (30% interest):
       Equity in income of limited
         partnerships ......................   $ 84,900
                                               =========
       Interest and other income ...........
Hotel Pennsylvania (3) .....................
Partially-Owned Office Buildings (4) .......
Management companies and other .............

----------

(1) Equity in income for the year ended December 31, 2001, includes $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001 and is after a charge of $1,684 representing the Company's share of abandoned development costs. Equity in income excludes $1,170 representing the Company's share of Alexander's extraordinary gain on the early extinguishment of debt on its Fordham Road property because it is reflected as an extraordinary item in the consolidated statements of income. Management and leasing fee income include a fee of $520 paid to the Company in connection with the sale of Fordham Road.
(2) The Company owned a 34% interest in CESCR. On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. See Note 17
      - "Subsequent Events" for details of the acquisition.
(3) As of December 31, 2000, the Company owned 98% of the hotel portion which was owned through a preferred stock affiliate. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliate and converted it to a taxable REIT subsidiary. Accordingly, the hotel portion is consolidated in 2001.
(4) Represents the Company's interests in 330 Madison Avenue (24.8%), 825 Seventh Avenue (50%) and 570 Lexington Avenue (50%). On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000, resulting in a gain of $12,445 which is not included in income in the table above.

      ALEXANDER'S

      The investment in and loans and advances to Alexander's are comprised of:


     ($ in thousands)                                                     DECEMBER 31,
                                                                       -------------------
                                                                         2001       2000
                                                                       --------   --------
Common stock, including equity in income and $3,996 and $3,396 of
    accumulated depreciation of buildings ..........................   $ 64,928   $ 62,267
Loan receivable ....................................................    119,000    115,000
Leasing fees and other receivables .................................      4,594      1,146
                                                                       --------   --------
                                                                       $188,522   $178,413
                                                                       ========   ========

                              VORNADO REALTY TRUST

OWNERSHIP

      At December 31, 2001, the Company had a 33.1% ownership interest in Alexander's. In addition, Interstate Properties and its partners owned approximately 15.5% of the common shares of beneficial interest of the Company and 27.5% of Alexander's common stock. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander's. Messrs. Mandelbaum and Wight are trustees of the Company and are also directors of Alexander's.

      At December 31, 2001, the Company had loans receivable from Alexander's of $119,000,000, including $24,000,000 drawn under the $50,000,000 line of credit the Company granted to Alexander's on August 1, 2000. The interest rates on the loan and the line of credit were extended to April 15, 2003. The interest rates on the loan and line of credit will reset on March 15, 2002, and quarterly thereafter, using the same spread to treasuries as presently exists with a 3% floor for treasuries.

REAL ESTATE AND DEVELOPMENT ACTIVITY

      Alexander's has completed the excavation and foundation for its Lexington Avenue property development project. The development plan is to construct a 1.4 million square foot multi-use building comprised of a commercial portion, which may include a combination of retail stores and offices; and a residential portion consisting of condominium units. There can be no assurance that the residential portion will be built. The funding required for the proposed building will be in excess of $650,000,000. Alexander's is exploring various alternatives for financing the project, including equity, debt, joint ventures and asset sales, which may involve arrangements with the Company.

      On May 1, 2001 Alexander's entered into a lease agreement with Bloomberg L.P., for approximately 700,000 square feet of office space. The initial term of the lease is for 25 years, with one ten-year renewal option. Base annual net rent is $34,221,000 in each of the first four years and $38,226,000 in the fifth year with similar percentage increases each four years. There can be no assurance that this project ultimately will be completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled and significant penalties may apply.

      On January 12, 2001, Alexander's sold its Fordham Road property located in Bronx, New York for $25,500,000, which resulted in a gain of $19,026,000. In addition, Alexander's paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from early extinguishment of debt of $3,534,000 in the first quarter of 2001.

      On October 5, 2001, Alexander's entered into a ground lease for its Paramus, N.J. property with IKEA Property, Inc. The lease has a 40-year term with an option to purchase at the end of the 20th year for $75,000,000. Further, Alexander's has obtained a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The interest rate on the debt is 5.92% with interest payable monthly until maturity in October, 2011. The triple net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the 20th year, the triple net rent for the last 20 years must include debt service sufficient to fully amortize the $68,000,000 over the remaining 20 year lease period.

AGREEMENTS WITH ALEXANDER'S

      Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. The annual management fee payable to the Company by Alexander's is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Mall, and (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum.

      The leasing agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander's tenants. Such amount is receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid at the time the transactions which gave rise to the commissions occurred. At December 31, 2001, $2,249,000 is due to the Company under this agreement.

                              VORNADO REALTY TRUST

5. DEBT

      Following is a summary of the Company's debt:

($ in thousands)                                                                                        DECEMBER 31,
                                                                                                  -----------------------
                                                                                                     2001         2000
                                                                                                  ----------   ----------
Notes and Mortgage Payable:
   Fixed Interest:
      Two Penn Plaza mortgage payable, due in March 2004, requires amortization based on a 25 year term with interest at 7.08%
         (prepayable with penalty fee) ........................................................   $  157,697   $  160,518
      Washington Office Center mortgage payable, due in February 2004, requires amortization based on a 25 year term with interest at 6.80% (prepayable
         with yield maintenance) ..............................................................       46,572       48,102
      866 UN Plaza mortgage payable, due in April 2004, with interest at 7.79% ................       33,000       33,000
      888 Seventh Avenue mortgage payable, due in February 2006, with interest
         at 6.63% (prepayable with yield maintenance) (1) .....................................      105,000       55,000
      Eleven Penn Plaza mortgage payable, due in June 2007, requires amortization based on a 25 year term with interest at 8.39% (prepayable after 2003
         with yield maintenance) ..............................................................       51,376       52,289
      Montehiedra Town Center mortgage pass-through certificates, due in
         April 2027, requires amortization based on 30 year term with interest at 8.23%
         (prepayable with yield maintenance) ..................................................       60,359       61,021
      Green Acres Mall and Plaza mortgage payable, due in March 2008, requires amortization based on a 30 year term with interest at 6.75% (prepayable
         with yield maintenance) ..............................................................      152,894      154,928
      Cross collateralized mortgages payable on 42 shopping centers due in
         February 2010, requires amortization based on a 30 year term with
         interest at 7.93% (prepayable with penalty until 2009) (2) ...........................      492,156      496,764
      Market Square Complex mortgage payable, due in July 2011, requires
         amortization based on an 18 year term with interest at 7.95% (3) .....................       49,702       44,134
      Industrial warehouses cross-collateralized mortgage payable, due in
         October 2011, requires amortization based on a 30 year term with
         interest at 6.95% (4) ................................................................       50,000           --
      Washington Design Center mortgage payable, due in October 2011, requires amortization based on a 30 year term with interest at 6.95% (prepayable
         after 2003) (5) ......................................................................       48,959       23,632
      Other mortgages payable .................................................................       46,853       56,524
                                                                                                  ----------   ----------
                                                                                                   1,294,568    1,185,912

   Variable Interest:
      Two Park Avenue mortgage payable, due on March 1, 2003, interest at LIBOR plus 1.65%
         (3.38% at December 31, 2001) (prepayable without penalty) (6) ........................       90,000       90,000
      One Penn Plaza mortgage payable, due in June 2002, interest at LIBOR plus 1.25%
         (3.34% at December 31, 2001) (prepayable without penalty) ............................      275,000      275,000
      350 North Orleans mortgage payable, due in June 2002, interest at LIBOR + 1.65%
         (3.84% at December 31, 2001) (prepayable with yield maintenance) .....................       70,000       70,000
      909 Third Avenue mortgage payable, due in August 2003, interest at LIBOR + 1.65%
         (3.52% at December 31, 2001) (prepayable with penalty fee) ...........................      105,253      107,879
      770 Broadway/595 Madison Avenue cross-collateralized mortgage payable,
         due on August 1, 2002, interest at LIBOR + .40% (2.27% at December 31, 2001) (7) .....      123,500      173,500
      33 North Dearborn Street mortgage payable, due in September 2003, interest at LIBOR
         plus 1.75% (3.89% at December 31, 2001) (payable without penalty) ....................       19,000       19,000
      Merchandise Mart mortgage payable, due in October 2002, interest at  LIBOR plus 1.50%
         (3.49% at December 31, 2001) (prepayable with penalty fee) ...........................      250,000      250,000
      Hotel Pennsylvania - (commercial) mortgage payable, due in October 2002, requires amortization based on a 25 year term, with interest at LIBOR + 1.60%
         (3.74% at December 31, 2001) (prepayable without penalty) ............................      115,508       47,009
      Palisades construction loan payable, due in January 2003, with interest at
         LIBOR + 1.75% (3.91% at December 31, 2001) (prepayable without penalty) ..............       90,526       31,411
      Two mortgages payable collateralized by the Market Square
         Complex due in 2003, with interest at LIBOR plus 2.0% and Prime plus .50%
         (4.05% and 4.25% at December 31, 2001) ...............................................       43,818       13,597
                                                                                                  ----------   ----------
Total notes and mortgages payable .............................................................    2,477,173    2,263,308
Unsecured revolving credit facility, interest at LIBOR plus .90% (2.90% at
   December 31, 2001) (8) .....................................................................           --      425,000
                                                                                                  ----------   ----------
         Total Debt ...........................................................................   $2,477,173   $2,688,308
                                                                                                  ==========   ==========

                              VORNADO REALTY TRUST

(1) On January 11, 2001, the Company completed a $105,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.63% and matures on January 1, 2006. A portion of the proceeds received were used to repay the then existing mortgage of $55,000.

(2) On March 1, 2000 the Company completed a $500,000 private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000. In connection therewith, the Company repaid $228,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000 outstanding under its revolving credit facility. In connection with the repayment of this debt, the Company recorded an extraordinary loss of $1,125 in the first quarter of 2000 due to the write-off of unamortized financing costs.

(3) On July 11, 2001, the Company completed a $50,000 refinancing of its Market Square Complex. The loan bears interest at a fixed rate of 7.95% per annum and matures in July, 2011. The proceeds received were used to repay the then existing mortgage of $49,000.

(4) On September 20, 2001, the Company completed a $50,000 mortgage financing, cross-collateralized by its eight industrial warehouse properties. The loan bears interest at a fixed rate of 6.95% per annum and matures on October 1, 2011.

(5) On October 16, 2001, the Company completed a $49,000 refinancing of its Washington Design Center property. The loan bears interest at a fixed rate of 6.95% and matures on October 16, 2011. A portion of the proceeds received were used to repay the then existing mortgage of $23,000.

(6) On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90,000. Of the proceeds received, the Company repaid the existing debt of $65,000. The new 3-year debt matures on February 28, 2003 and bears interest at Libor + 1.45% (3.38% at December 31, 2001).

(7) On August 11, 2000, the Company completed a $173,500 mortgage financing, cross-collaterized by its 770 Broadway and 595 Madison Avenue office buildings. The loan bears interest at LIBOR + .40% (2.27% at December 31,
      2001) and matures on August 1, 2002. At December 31, 2001, the proceeds of the loan are in a restricted mortgage escrow account, which bears interest at the same rate as the loan.

(8) On March 21, 2000, the Company renewed its $1,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (2.90% at December 31, 2001). The Company paid origination fees of $6,700 and pays a commitment fee quarterly of .20 % per annum on the facility amount.

      The net carrying value of properties collateralizing the notes and mortgages amounted to $3,136,582,000 at December 31, 2001. As at December 31, 2001, the principal repayments for the next five years and thereafter are as follows:

($ in thousands)

YEAR ENDING DECEMBER 31,                                                 AMOUNT
------------------------                                                --------
2002 .....................................................              $834,008
2003 .....................................................               348,597
2004 .....................................................               237,269
2005 .....................................................                    --
2006 .....................................................               105,000
Thereafter ...............................................               952,299

      The Company's debt instruments, consisting of mortgage loans secured by its properties (which generally non-recourse to the Company and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

                              VORNADO REALTY TRUST

6. SHAREHOLDERS' EQUITY

      During the three years ended December 31, 2001, the Company sold 9,775,000 of common shares and 8,000,000 of Cumulative Redeemable Preferred Shares. The following are the details of the sales.

SALE OF COMMON SHARES

      On November 19, 2001, the Company sold 9,775,000 common shares pursuant to an effective registration statement based on the closing price of $40.58 on the NYSE. The net proceeds to the Company were approximately $377,200,000. In connection therewith the Company repaid the $285,000,000 then outstanding under its revolving credit facility.

SALE OF CUMULATIVE REDEEMABLE PREFERRED SHARES

      On March 17, 1999, the Company completed the sale of 3,000,000 8.5% Series B Cumulative Redeemable Preferred Shares, at a price $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $72,200,000. Further on March 22, 1999, 400,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $9,700,000.

      On May 17, 1999, the Company completed the sale of 4,000,000 8.5% Series C Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $96,900,000. Additionally, on May 19, 1999, 600,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $14,500,000.

SERIES A PREFERRED SHARES OF BENEFICIAL INTEREST

      Beginning in April 2001, these shares became convertible at the Company's option into common shares of beneficial interest at a current conversion rate of
1.38504 common shares per preferred share.

SERIES B PREFERRED SHARES OF BENEFICIAL INTEREST

      These shares are redeemable at the Company's option beginning in March 2004, for the liquidation preference and any accumulated and unpaid distributions.

SERIES C PREFERRED SHARES OF BENEFICIAL INTEREST

      These shares are redeemable at the Company's option beginning in May 2004, for the liquidation preference and any accumulated and unpaid distributions.

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

      The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 2001.

      If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below, for the years ended December 31, 2001, 2000, and 1999:

                                                                                    DECEMBER 31,
                                                                           ------------------------------
                                                                             2001       2000       1999
                                                                           --------   --------   --------
(amounts in thousands, except share and per share amounts)
Net income applicable to common shares:

     As reported .......................................................   $227,233   $195,301   $169,081

     Pro-forma .........................................................    213,831    177,075    151,836

Net income per share applicable to common shares:

     Basic:

        As reported ....................................................   $   2.55   $   2.26   $   1.97

        Pro-forma ......................................................       2.40       2.05       1.77

     Diluted:

        As reported ....................................................   $   2.47   $   2.20   $   1.94

        Pro forma ......................................................       2.32       2.00       1.74

                              VORNADO REALTY TRUST

      The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 2001, 2000 and 1999.

                                                          DECEMBER 31,
                                                -------------------------------
                                                  2001        2000        1999
                                                -------     -------     -------
Expected volatility ........................         17%         17%         19%
Expected life ..............................     5 years     5 years     5 years
Risk-free interest rate ....................       4.38%        5.0%        6.4%
Expected dividend yield ....................        6.0%        6.0%        5.9%

      A summary of the Plan's status and changes during the years then ended, is presented below:

                                                       2001                         2000                         1999
                                             -------------------------    -------------------------    -------------------------
                                                            WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                             AVERAGE                     AVERAGE                      AVERAGE
                                                            EXERCISE                     EXERCISE                     EXERCISE
                                               SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
                                            -----------    -----------   -----------    -----------   -----------    -----------
Outstanding at January 1 ................    15,861,260    $     32.25    11,472,352    $     32.65     8,724,316       $32.35

Granted .................................        26,000          35.88     4,863,750          31.02     3,301,550        33.53

Exercised ...............................      (314,965)         31.91      (377,440)         26.29      (132,119)       18.64

Cancelled ...............................      (119,195)         34.12       (97,402)         34.86      (421,395)       37.71
                                            -----------                  -----------                  -----------

Outstanding at December 31 ..............    15,453,100    $     32.25    15,861,260    $     32.26    11,472,352       $32.65
                                            ===========                  ===========                  ===========

Options exercisable at December 31 ......    11,334,124                    7,272,878                    4,546,429
                                            ===========                  ===========                  ===========

Weighted-average fair value of options
    granted during the year ended
    December 31 (per option) ............   $      3.46                  $      2.98                  $      4.43
                                            ===========                  ===========                  ===========

                              VORNADO REALTY TRUST

      The following table summarizes information about options outstanding under the Plan at December 31,2001:

                                     OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                  -----------------------------------------------------------     -------------------------------------
                       NUMBER          WEIGHTED-AVERAGE                                NUMBER
   RANGE OF        OUTSTANDING AT         REMAINING          WEIGHTED-AVERAGE      EXERCISABLE AT       WEIGHTED-AVERAGE
EXERCISE PRICE    DECEMBER 31, 2001    CONTRACTUAL LIFE       EXERCISE PRICE      DECEMBER 31, 2001      EXERCISE PRICE
--------------    -----------------    ----------------      ----------------     -----------------     ----------------
  $ 6 - $12               43,402            1.1 Years             $  11.42                43,402             $11.42
  $17 - $19              325,894            3.1 Years             $  17.75               325,894             $17.75
  $23 - $24            3,500,000            4.9 Years             $  23.47             3,500,000             $23.47
  $26 - $27              161,570            5.1 Years             $  26.28               161,570             $26.28
  $30 - $32            5,009,711            7.8 Years             $  30.73             2,048,126             $30.66
  $32 - $36            3,241,446            7.1 Years             $  33.66             2,109,475             $33.64
  $36 - $40              266,505            6.4 Years             $  38.89               241,085             $39.13
  $41 - $44               97,572            6.0 Years             $  43.06                97,572             $43.06
  $45 - $46            2,542,000            5.9 Years             $  45.31             2,542,000             $45.31
  $48 - $49              265,000            6.1 Years             $  48.41               265,000             $48.41
                     -----------                                                     -----------
  $ 6 - $49           15,453,100            6.5 Years             $  32.25            11,334,124             $32.47
                     ===========                                                     ===========

Shares available for future grant under the Plan at December 31, 2001 were 7,050,074.

8. RETIREMENT PLAN

      In December, 1997, benefits under the Company's Retirement Plan were frozen. Prior to December 31, 1997, the Company's qualified plan covered all full-time employees. The Plan provided annual pension benefits that were equal to 1% of the employee's annual compensation for each year of participation. The funding policy is in accordance with the minimum funding requirements of ERISA.

      Pension expense includes the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              2001       2000      1999
                                                             ------     -----     -----
(amounts in thousands, except percentages)
Interest cost on projected benefit obligation .............  $  565     $ 567     $ 559
Expected return on assets .................................    (412)     (374)     (387)
Net amortization and deferral .............................      32        30        53
                                                             ------     -----     -----
Net pension expense .......................................  $  185     $ 223     $ 225
                                                             ======     =====     =====

Assumptions used in determining the net pension expense:
Discount rate .............................................  7 1/4%     7 3/4%    7 3/4%
Rate of increase in compensation levels ...................     --*       --*       --*
Expected rate of return on assets .........................      7%        7%        7%

*     Not applicable, as benefits under the Plan were frozen in December 1997.

                              VORNADO REALTY TRUST

       The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:

($ in thousands)
                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2001        2000        1999
                                                      --------    --------    --------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year          $  7,530    $  7,918    $  8,952
     Interest cost                                         565         567         559
     Benefit payments                                     (793)       (637)       (777)
     Experience loss/(gain)                                648        (318)       (816)
                                                      --------    --------    --------
     Benefit obligation at end of year                   7,950       7,530       7,918
                                                      --------    --------    --------
CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year      5,732       5,284       5,551
     Employer contribution                                 821         698         362
     Benefit payments                                     (793)       (637)       (777)
     Actual return on assets                               295         387         148
                                                      --------    --------    --------
     Fair value of plan assets at end of year            6,055       5,732       5,284
                                                      --------    --------    --------
Funded status                                           (1,895)     (1,798)     (2,634)
     Unrecognized loss                                   2,011       1,279       1,279
                                                      --------    --------    --------
NET AMOUNT RECOGNIZED                                 $    116    $   (519)   $ (1,355)
                                                      ========    ========    ========

AMOUNTS RECOGNIZED IN THE
CONSOLIDATED BALANCE SHEET CONSIST OF:
     Accrued benefit liability                        $ (1,895)   $ (1,798)   $ (2,634)
     Accumulated other comprehensive income              2,011       1,279       1,279
                                                      --------    --------    --------
NET AMOUNT RECOGNIZED                                 $    116    $   (519)   $ (1,355)
                                                      ========    ========    ========

      Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.

                              VORNADO REALTY TRUST

9. LEASES

      AS LESSOR:

      The Company leases space to tenants in office buildings and shopping centers under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants' sales. As of December 31, 2001, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

($ in thousands)

YEAR ENDING DECEMBER 31:                                                AMOUNT
                                                                      ----------
2002 ....................................................             $  703,001
2003 ....................................................                678,064
2004 ....................................................                638,973
2005 ....................................................                586,644
2006 ....................................................                531,703
Thereafter ..............................................              3,014,647

      These amounts do not include rentals based on tenants' sales. These percentage rents approximated $2,157,000, $4,825,000, and $2,213,000 for the years ended December 31, 2001, 2000, and 1999.

      In February 2001, Bradlees, which was in Chapter 11, closed all of its stores including the 16 locations it leased from the Company. Three of the former Bradlees leases were assigned and 13 were rejected. Of the 16 locations, the leases for 13 are fully guaranteed (6 of these guarantees expire in 2002) and one is guaranteed as to 70% by Stop & Shop Companies, Inc., under a Master Agreement and Guaranty dated May 1, 1992. Stop & Shop is a wholly-owned subsidiary of KoninKlijke Ahold NV (formerly Royal Ahold NV), a leading international food retailer. In addition to these 14 leases, Stop & Shop also guarantees four other leases which were rejected in a prior Bradlees bankruptcy (three of which have been assigned). The effectiveness of Stop & Shop's guarantee is not affected by Bradlees' bankruptcy or subsequent lease assignments. Annual property rentals at December 31, 2001, include an aggregate of $4,000,000 of additional rent allocated to the former Bradlees locations in East Brunswick, Jersey City, Middletown, Union and Woodbridge in accordance with the Master Agreement and Guaranty. This rent will be reallocated to other locations guaranteed by Stop & Shop at or prior to the applicable expiration dates of such leases.

      None of the Company's tenants represented more than 10% of the Company's total revenues for the year ended December 31, 2001.

      AS LESSEE:

      The Company is a tenant under operating leases for certain properties. These leases will expire principally during the next thirty years. Future minimum lease payments under operating leases at December 31, 2001, are as follows:

($ in thousands)
YEAR ENDING DECEMBER 31:                                                AMOUNT
                                                                      ----------
2002 ....................................................             $   14,442
2003 ....................................................                 13,758
2004 ....................................................                 13,033
2005 ....................................................                 13,034
2006 ....................................................                 13,143
Thereafter ..............................................                382,373

      Rent expense was $15,433,000, $15,248,000, and $14,269,000 for the years ended December 31, 2001, 2000 and 1999.

                              VORNADO REALTY TRUST

10. COMMITMENTS AND CONTINGENCIES

      At December 31, 2001, the Company's revolving credit facility had a zero balance, and utilized $93,600,000 of availability under the facility for letters of credit and guarantees.

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

      The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies are excluding terrorists acts from coverage in all risk policies. In 2002, the Company has been unable to obtain all risk insurance which includes coverage for terrorists acts for policies it has renewed including the New York City Office portfolio and may not be able to obtain such coverage for any of its other properties in the future. Therefore, the risk of financial loss in the case of terrorist acts is the Company's, which loss could be material.

      The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company) and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

      From time-to-time, the Company has disposed of substantial amounts of real estate to third parties for which, as to certain properties, it remains contingently liable for rent payments or mortgage indebtedness.

      On October 25, 2001, Primestone Investment Partners L.P. ("Primestone") defaulted on the repayment of its loan from the Company (See Note 3 - Acquisitions and Dispositions). On November 19, 2001, the Company commenced an action in the Delaware Court of Chancery against Primestone Investment Partners, L.P. in connection with foreclosure proceedings with respect to the collateral under the loan agreement.

      Although Primestone is a special purpose entity with only one asset, units in Prime Group Realty, L.P., no operations, no employees and no operating income, it filed a Chapter 11 bankruptcy petition on November 19, 2001 in the United States Bankruptcy Court for the District of Delaware. The Company moved to dismiss Primestone's petition as bad faith filing. A federal bankruptcy judge granted the Company's motion on December 18, 2001.

      Following the bankruptcy court's dismissal of Primestone's petition, the Company attempted to reschedule the auction for January 25, 2002. Primestone appealed to the United States District Court for the District of Delaware, and the auction was stayed pending appeal. On January 28, 2002, the district court affirmed the bankruptcy court's decision. The Company has since attempted to reschedule the auction for a third time, but Primestone has appealed once again, this time to the United States Court of Appeals. Briefing for the appeal concluded on February 25, 2002 and the parties are currently awaiting a decision as to if and when oral argument will occur.

      On February 13, 2002, Primestone counterclaimed against the Company. In the counterclaim, Primestone alleges that the Company tortiously interfered with a prospective contract with Cadim, inc. Primestone alleges that the failure to consummate this alleged contract deprived it of the ability to repay its loans to the Company, and that the Company is attempting to obtain control of Prime Group Realty Trust, a publicly held affiliate of Primestone, at an artificially low price. Primestone seeks equitable relief, including a permanent injunction prohibiting the Company from foreclosing on collateral pledged by Primestone, and also demands damages totaling $150,000,000 plus costs and attorneys' fees. The parties commenced discovery on an expedited basis in preparation for a hearing on Primestone's motion for a preliminary injunction that was scheduled for February 22, 2002, but Primestone has indicated that it intends not to proceed with that motion in light of a stay granted by the United States Court of Appeals in Primestone's appeal from the dismissal of its bankruptcy case. Vornado plans to file a reply denying the essential allegations of the counterclaim.

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

12. RELATED PARTY TRANSACTIONS

      LOAN AND COMPENSATION AGREEMENTS

      At December 31, 2001, the loan due from Mr. Roth in accordance with his employment arrangement was $13,123,000 ($4,704,000 of which is shown as a reduction in shareholders' equity). The loan bears interest at 4.49% per annum (based on the applicable Federal rate) and matures in January 2006. The Company also provided Mr. Roth with the right to draw up to $15,000,000 of additional loans on a revolving basis. Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.

      At December 31, 2001, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $8,600,000. The loans which were scheduled to mature in 2003 have been extended to 2006 in connection with the extension of Mr. Fascitelli's employment agreement (discussed below), and bear interest, payable quarterly at a weighted average interest rate of 3.97% (based on the applicable Federal rate).

      Pursuant to his December 1996 employment agreement in December 1996, Mr. Fascitelli became entitled to a deferred payment consisting of $5,000,000 in cash and a convertible obligation payable November 30, 2001, at the Company's option in 919,540 of its common shares or the cash equivalent of their appreciated value but not less than $20,000,000. Prior to November 30, 2001, the Company and Mr. Fascitelli have agreed to extend the deferral period for three additional years. The Company has funded the obligation in common shares. Accordingly, the Company has reflected this liability as a deferred compensation shares not yet delivered in the Equity section of the balance sheet. The cash and common shares are held in an irrevocable trust (the fair value of this obligation was $40,155,000 at December 31, 2001). For the years ended December 31, 2001 and 2000, the Company recognized approximately $4,744,000 and $3,733,000 of compensation expense of which $2,612,000 and $1,968,000 represented the appreciation in value of the shares in each period and $2,132,000 and $1,765,000 represented dividends paid on the shares.

      On March 8, 2002, the Company extended its employment agreement with Mr. Fascitelli for a five year period ending December 31, 2006. Pursuant to the employment agreement, he will receive a deferred payment in five years of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000. The number of shares was set by the Company's Compensation Committee in December to achieve a value of $25,000,000 and have appreciated $2,500,000 since then. The shares will vest on December 31, 2002. Mr. Fascitelli will also receive regular annual cash compensation as determined by the Company's Compensation Committee and will continue as a member of Vornado's Board.

      One other executive officer of the Company a loan outstanding pursuant to an employment agreement of $1,000,000 at December 31, 2001. The loan matures in April 2005 and bears interest at either the applicable Federal rate provided or the broker call rate (6.63% at December 31, 2001).

      Information regarding employment agreements with other Officers of the Company are incorporated by reference in Part II of this document.

      TRANSACTIONS WITH AFFILIATES AND OFFICERS AND TRUSTEES OF THE COMPANY

ALEXANDER'S

      The Company owns 33.1% of Alexander's. Mr. Roth and Mr. Fascitelli are Officers and Directors of Alexander's and the Company provides various services to Alexander's in accordance with management and leasing agreements. See Note--4 "Investments in Partially-Owned Entities" for further details.

                              VORNADO REALTY TRUST

INTERSTATE PROPERTIES

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 2001, 2000 and 1999, $1,655,000, $1,418,000,
and $1,262,000 of management fees were earned by the Company pursuant to the management agreement.

THE NEW YORK OFFICE CLEANING CONTRACT

      The estate of Bernard Mendik certain other entities including Mr. Greenbaum own an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services are provided were not negotiated at arms length, the Company believes based upon comparable amounts charged to other real estate companies, that the terms and conditions of such contracts are fair to the Company. In connection with these contracts, the Company paid $51,280,000, $47,493,000, and $40,974,000 for the years ended December 31,
2001, 2000 and 1999.

VORNADO OPERATING COMPANY

      In October 1998, Vornado Operating Company ("Vornado Operating") was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct. The Company granted Vornado Operating a $75,000,000 unsecured revolving credit facility (the "Revolving Credit Agreement") which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 2001, $31,424,000 was outstanding under the Revolving Credit Agreement.

OTHER

      The Company owns preferred securities in Capital Trust, Inc. ("Capital Trust") totaling $48,758,000 at December 31, 2001. Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust nominated by the Company.

      On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue to an entity controlled by the late Bernard Mendik, a former executive officer of the Company, for $60,000,000, resulting in a gain to the Company of $12,445,000.

      During 2001, the Company paid $136,000 for legal services to a firm in which one of the Company's trustees is a member.

      On January 1, 2001, the Company acquired the common stock of various preferred stock affiliates which was owned by Officer and Trustees of the Company and converted them to taxable REIT subsidiaries. The total acquisition price was $5,155,000. The purchase price, which was the estimated fair value, was determined by both independent appraisal and by reference to the individuals' pro rata share of the earnings of the preferred stock affiliates during the three-year period that these investments were held.

      In connection with the Park Laurel condominium project, the joint venture accrued $5,779,000 of awards under the venture's incentive compensation plan.

                              VORNADO REALTY TRUST

13. MINORITY INTEREST

      The minority interest represents limited partners', other than the Company, interests in the Operating Partnership and are comprised of:

                                                            Outstanding Units at                     Preferred or
                                                        ---------------------------     Per Unit        Annual        Conversion
                                                        December 31,   December 31,   Liquidation    Distribution      Rate Into
Unit Series                                                 2001           2000        Preference        Rate        Class A Units
-----------                                             ------------   ------------   -----------    ------------    -------------
Common:
     Class A (1) .................................       5,823,419       6,456,749            --        $  2.64            N/A
     Class D (2) .................................              --         869,387            --            N/A            N/A
Convertible Preferred:
     5.0% B-1 Convertible Preferred ..............         899,566         899,566       $ 50.00        $  2.50           .914
     8.0% B-2 Convertible Preferred ..............         449,783         449,783       $ 50.00        $  4.00           .914
     6.5% C-1 Convertible Preferred ..............         747,912         747,912       $ 50.00        $  3.25         1.1431
     6.5% E-1 Convertible Preferred ..............       4,998,000       4,998,000       $ 50.00        $  3.25(3)      1.1364
Perpetual Preferred: (4)
     8.5% D-1 Cumulative Redeemable Preferred ....       3,500,000       3,500,000       $ 25.00        $ 2.125            N/A
     8.375% D-2 Cumulative Redeemable Preferred ..         549,336         549,336       $ 50.00        $4.1875            N/A
     8.25% D-3 Cumulative Redeemable Preferred ...       8,000,000       8,000,000       $ 25.00        $2.0625            N/A
     8.25% D-4 Cumulative Redeemable Preferred ...       5,000,000       5,000,000       $ 25.00        $2.0625            N/A
     8.25% D-5 Cumulative Redeemable Preferred ...       7,480,000       7,480,000       $ 25.00        $2.0625            N/A
     8.25% D-6 Cumulative Redeemable Preferred ...         840,000         840,000       $ 25.00        $2.0625            N/A
     8.25% D-7 Cumulative Redeemable Preferred ...       7,200,000       7,200,000       $ 25.00        $2.0625            N/A
     8.25% D-8 Cumulative Redeemable Preferred ...         360,000         360,000       $ 25.00        $2.0625            N/A
     8.25% D-9 Cumulative Redeemable Preferred ...       1,800,000              --       $ 25.00        $2.0625            N/A
     9.00% F-1 Cumulative Redeemable Preferred (5)         400,000              --       $ 25.00        $  2.25            N/A

----------
(1) Class A units are redeemable at the option of the holder for common shares of beneficial interest in Vornado, on a one-for-one basis, or at the Company's option for cash.
(2) Class D units automatically converted into Class A units in the third quarter of 2001. Prior to the conversion, the Class D unitholders participated in distributions at an annual rate of $2.12, then pari passu with the Class A units.
(3)   Increases to $3.38 in March 2006.
(4) Convertible at the option of the holder for an equivalent amount of the Company's preferred shares and redeemable at the Company's option after the 5th anniversary of the date of issuance (ranging from December 1998 to September 2001).
(5) Issued in connection with the acquisition of a leasehold interest at 715 Lexington Avenue. Redeemable at the Company's option beginning January 2012 for Class A units.

                              VORNADO REALTY TRUST

14. INCOME PER SHARE

      The following table sets forth the computation of basic and diluted income per share:

                                                                      YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                2001            2000            1999
                                                            ------------    ------------    ------------
(amounts in thousands, except per share amounts)
Numerator:
     Income before cumulative effect of change in
        accounting principle and extraordinary item .....   $    266,678    $    235,116    $    202,519
     Cumulative effect of change in accounting
        principle .......................................         (4,110)             --              --
     Extraordinary item .................................          1,170          (1,125)             --
                                                            ------------    ------------    ------------
     Net income .........................................        263,738         233,991         202,519
     Preferred stock dividends ..........................        (36,505)        (38,690)        (33,438)
                                                            ------------    ------------    ------------

Numerator for basic and diluted income per
   share - net income applicable to common shares .......   $    227,233    $    195,301    $    169,081
                                                            ============    ============    ============

Denominator:
     Denominator for basic income per share - weighted
        average shares ..................................     89,109,169      86,521,195      85,666,424
     Effect of dilutive securities:
        Employee stock options ..........................      2,963,438       2,170,894       1,621,386
                                                            ------------    ------------    ------------

     Denominator for diluted income per share -
        adjusted weighted average shares and
        assumed conversions .............................     92,072,607      88,692,089      87,287,810
                                                            ============    ============    ============

INCOME PER COMMON SHARE - BASIC:
        Income before cumulative effect of change in
           accounting principle and extraordinary item ..   $       2.58    $       2.27    $       1.97
        Cumulative effect of change in accounting
           principle ....................................           (.04)             --              --
        Extraordinary item ..............................            .01            (.01)             --
                                                            ------------    ------------    ------------
        Net income per common share .....................   $       2.55    $       2.26    $       1.97
                                                            ============    ============    ============

INCOME PER COMMON SHARE - DILUTED:
        Income before cumulative effect of change in
           accounting principle and extraordinary item ..   $       2.50    $       2.21    $       1.94
        Cumulative effect of change in accounting
            principle ...................................           (.04)             --              --
        Extraordinary item ..............................            .01            (.01)             --
                                                            ------------    ------------    ------------
        Net income per common share .....................   $       2.47    $       2.20    $       1.94
                                                            ============    ============    ============

                              VORNADO REALTY TRUST

15. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The following summary represents the results of operations for each quarter in 2001 and 2000:

                                                           NET INCOME    NET INCOME PER
                                                         APPLICABLE TO   COMMON SHARE(1)
                                                             COMMON    -------------------
                                                 REVENUE     SHARES     BASIC     DILUTED
                                                 --------   --------   --------   --------
(amounts in thousands, except share amounts)
2001
   March 31 ..................................   $242,610   $ 46,836   $    .54   $    .52
   June 30 ...................................    246,075     56,920        .65        .64
   September 30 ..............................    250,265     67,876        .76        .74
   December 31 ...............................    246,823     55,601        .59        .57

2000
   March 31 ..................................   $195,279   $ 47,523   $    .55   $    .54
   June 30 ...................................    198,745     47,281        .55        .53
   September 30 ..............................    215,655     58,447        .68        .65
   December 31 ...............................    216,293     42,050        .48        .47

----------

(1) The total for the year may differ from the sum of the quarters as a result of weighting.

                              VORNADO REALTY TRUST

16. SEGMENT INFORMATION

      The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics. Prior to 2001, income from the Company's preferred stock affiliates ("PSAs") was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its PSAs and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated effective January 1, 2001. Amounts for the years ended December 31, 2000 and 1999 have been reclassified to give effect to the consolidation of these entities as if consolidated as of January 1, 1999.

($ in thousands)                                                               December 31, 2000
                                              ---------------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                        Merchandise  Controlled
                                                 Total         Office        Retail         Mart     Logistics          Other
                                              -----------    -----------    ---------   ----------- -----------       ---------
Rentals ...................................   $   841,999    $   463,234    $ 119,730    $ 197,668    $      --       $  61,367
Expense reimbursements ....................       133,114         67,842       47,998       13,801           --           3,473
Other income ..............................        10,660          3,957        2,038        3,324           --           1,341
                                              -----------    -----------    ---------    ---------    ---------       ---------
Total revenues ............................       985,773        535,033      169,766      214,793           --          66,181
                                              -----------    -----------    ---------    ---------    ---------       ---------
Operating expenses ........................       398,969        217,965       58,996       83,107           --          38,901
Depreciation and amortization .............       123,862         71,548       17,349       25,397           --           9,568
General and administrative ................        72,572         12,694          470       18,081           --          41,327
Costs of acquisitions not consummated .....         5,223             --           --           --           --           5,223
                                              -----------    -----------    ---------    ---------    ---------       ---------
Total expenses ............................       600,626        302,207       76,815      126,585           --          95,019
                                              -----------    -----------    ---------    ---------    ---------       ---------
Operating income ..........................       385,147        232,826       92,951       88,208           --         (28,838)
Income applicable to Alexander's ..........        24,548             --           --           --           --          24,548
Income from partially-owned entities ......        80,612         32,746        1,914          149       17,447(4)       28,356
Interest and other investment income ......        54,385          6,866          608        2,045           --          44,866
Interest and debt expense .................      (173,076)       (54,559)     (55,466)     (33,354)          --         (29,697)
Net gain disposition of wholly-owned and
   partially-owned assets .................         7,425         12,445        3,050          160           --          (8,230)
Minority interest .........................      (112,363)       (55,932)     (16,562)     (15,650)     (10,968)        (13,251)
                                              -----------    -----------    ---------    ---------    ---------       ---------
Income before extraordinary item ..........       266,678        174,392       26,495       41,558        6,479          17,754
Cumulative effect of change in accounting
   principle ..............................        (4,110)            --           --           --           --          (4,110)
Extraordinary item ........................         1,170             --           --           --           --           1,170
                                              -----------    -----------    ---------    ---------    ---------       ---------
Net income ................................       263,738        174,392       26,495       41,558        6,479          14,814
Cumulative effect of change in accounting
   principle ..............................         4,110             --           --           --           --           4,110
Extraordinary item ........................        (1,170)            --           --           --           --          (1,170)
Minority interest .........................       112,363         55,932       16,562       15,650       10,968          13,251
Net gain on disposition of wholly-owned and
   partially-owned assets .................       (15,655)       (12,445)      (3,050)        (160)          --              --
Interest and debt expense(3) ..............       270,357         95,875       58,023       33,354       26,459          56,646
Depreciation and amortization(3) ..........       188,859         91,208       18,834       25,397       33,815          19,605
Straight-lining of rents(3) ...............       (26,134)       (20,124)         787       (4,997)          --          (1,800)
Other .....................................       (12,586)        (4,673)          --           --          716          (8,629)(5)
                                              -----------    -----------    ---------    ---------    ---------       ---------
EBITDA(1) .................................   $   783,882    $   380,165    $ 117,651    $ 110,802    $  78,437       $  96,827
                                              ===========    ===========    =========    =========    =========       =========

Balance sheet data:
    Real estate, net ......................   $ 4,183,986    $ 2,446,534    $ 503,923    $ 911,067    $      --       $ 322,462
    Investments and advances to
       partially-owned entities ...........     1,270,195        374,371       28,213        9,764      474,862         382,985
    Capital expenditures:
       Acquisitions .......................        11,574         11,574           --           --           --              --
       Other ..............................       158,343         79,117        7,597       51,036        5,700          14,893

----------

Footnotes are explained on page 125.

                              VORNADO REALTY TRUST

($ in thousands)                                                                December 31, 2000
                                                                  (after giving effect to consolidation of PSAs)
                                                ---------------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                          Merchandise  Controlled
                                                   Total         Office        Retail         Mart     Logistics          Other
                                                -----------    -----------    ---------   ----------- -----------       ---------
Rentals ......................................  $   788,469    $   406,261    $ 129,902    $ 171,001   $       --       $  81,305
Expense reimbursements .......................      120,074         60,767       45,490       10,654           --           3,163
Other income .................................       17,608          5,499        2,395        4,661           --           5,053
                                                -----------    -----------    ---------    ---------    ---------       ---------
Total revenues ...............................      926,151        472,527      177,787      186,316           --          89,521
                                                -----------    -----------    ---------    ---------    ---------       ---------
Operating expenses ...........................      379,524        199,424       55,671       74,553           --          49,876
Depreciation and amortization ................      108,109         58,074       17,464       21,984           --          10,587
General and administrative ...................       63,468         10,401          667       16,330           --          36,070
                                                -----------    -----------    ---------    ---------    ---------       ---------
Total expenses ...............................      551,101        267,899       73,802      112,867           --          96,533
                                                -----------    -----------    ---------    ---------    ---------       ---------
Operating income .............................      375,050        204,628      103,985       73,449           --          (7,012)
Income applicable to Alexander's .............       17,363             --           --           --           --          17,363
Income from partially-owned entities .........       79,694         29,210          667           --       28,778(4)       21,039
Interest and other investment income .........       33,798          6,162           --        2,346           --          25,290
Interest and debt expense ....................     (179,380)       (62,162)     (53,180)     (38,569)          --         (25,469)
Net gain disposition of wholly-owned and
   partially-owned assets ....................       10,965          8,405        2,560           --           --              --
Minority interest ............................     (102,374)       (46,917)     (16,550)     (12,660)     (12,483)        (13,764)
                                                -----------    -----------    ---------    ---------    ---------       ---------
Income before extraordinary item .............      235,116        139,326       37,482       24,566       16,295          17,447
Extraordinary item ...........................       (1,125)            --       (1,125)          --           --              --
                                                -----------    -----------    ---------    ---------    ---------       ---------
Net income ...................................      233,991        139,326       36,357       24,566       16,295          17,447
Extraordinary item ...........................        1,125             --        1,125           --           --              --
Minority interest ............................      102,374         46,917       16,550       12,660       12,483          13,764
Net gain on disposition of wholly-owned and
   partially-owned assets ....................      (10,965)        (8,405)      (2,560)          --           --              --
Interest and debt expense(3) .................      260,573         96,224       55,741       38,566       27,424          42,618
Depreciation and amortization(3) .............      167,268         76,696       18,522       20,627       34,015          17,408
Straight-lining of rents(3) ..................      (30,001)       (19,733)      (2,295)      (5,919)      (1,121)           (933)
Other ........................................       14,510             --       (1,654)       1,358        4,064(2)       10,742(5)
                                                -----------    -----------    ---------    ---------    ---------       ---------
EBITDA(1) ....................................  $   738,875    $   331,025    $ 121,786    $  91,858    $  93,160       $ 101,046
                                                ===========    ===========    =========    =========    =========       =========

Balance sheet data:
    Real estate, net .........................  $ 3,960,605    $ 2,388,393    $ 551,183    $ 862,003    $      --       $ 159,026
    Investments and advances to
       partially-owned entities ..............    1,459,211        394,089       31,660       41,670      469,613         522,179
    Capital expenditures:
       Acquisitions ..........................      246,500        128,000           --       89,000           --          29,500
       Other .................................      212,907        106,689        7,251       37,362       28,582          33,023

----------

Footnotes are explained on page 125.

                              VORNADO REALTY TRUST

($ in thousands)                                      December 31, 1999 (after giving effect to consolidation of PSAs)
                                              ---------------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                        Merchandise  Controlled
                                                 Total         Office        Retail         Mart     Logistics          Other
                                              -----------    -----------    ---------   ----------- -----------       ---------
Rentals ...................................   $   675,313    $   333,025    $ 125,510    $ 151,308    $      --       $  65,470
Expense reimbursements ....................        95,658         42,198       43,326        8,245           --           1,889
Other income ..............................        12,542          4,572        1,702        1,831           --           4,437
                                              -----------    -----------    ---------    ---------    ---------       ---------
Total revenues ............................       783,513        379,795      170,538      161,384           --          71,796
                                              -----------    -----------    ---------    ---------    ---------       ---------
Operating expenses ........................       335,744        168,825       58,058       67,518           --          41,343
Depreciation and amortization .............        92,316         48,058       15,646       19,607           --           9,005
General and administrative ................        57,092         10,797          358       13,044           --          32,893
                                              -----------    -----------    ---------    ---------    ---------       ---------
Total expenses ............................       485,152        227,680       74,062      100,169           --          83,241
                                              -----------    -----------    ---------    ---------    ---------       ---------
Operating income ..........................       298,361        152,115       96,476       61,215           --         (11,445)
Income applicable to Alexander's ..........        11,772             --           --           --       11,772
Income from partially-owned entities ......        78,184         19,055          938           --       36,722          21,469
Interest and other investment income ......        20,683          1,786           --        2,995           --          15,902
Interest and debt expense .................      (151,483)       (49,624)     (27,635)     (31,685)          --         (42,539)
Minority interest .........................       (54,998)       (25,854)     (14,628)      (6,819)      (7,697)             --
                                              -----------    -----------    ---------    ---------    ---------       ---------
Net income (loss) .........................       202,519         97,478       55,151       25,706       29,025          (4,841)
Minority interest .........................        54,998         25,854       14,628        6,819        7,697              --
Interest and debt expense(3) ..............       226,253         82,460       30,249       29,509       27,520          56,515
Depreciation and amortization(3) ..........       143,499         64,702       16,900       17,702       31,044          13,151
Straight-lining of rents(3) ...............       (25,359)       (16,386)      (2,120)      (4,740)      (1,698)           (415)
Other .....................................         7,451            365           --           --        2,054(2)        5,032
                                              -----------    -----------    ---------    ---------    ---------       ---------
EBITDA(1) .................................   $   609,361    $   254,473    $ 114,808    $  74,996    $  95,642       $  69,442
                                              ===========    ===========    =========    =========    =========       =========

Balance sheet data:
    Real estate, net ......................   $ 3,612,965    $ 2,208,510    $ 575,633    $ 753,416    $      --       $  75,406
    Investments and advances to
       partially-owned entities ...........     1,315,387        382,417        3,057       32,524      481,808         415,581
    Capital expenditures:
       Acquisitions .......................       394,006        388,436           --           --           --           5,570
       Other ..............................       204,591         85,833       22,859       41,134       51,000           3,765

----------

Footnotes are explained on page 125.

                              VORNADO REALTY TRUST

Notes to segment information:

      (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
      (2) Includes (i) the reversal of income taxes (benefit) which are considered non-recurring because of the conversion of the Temperature Controlled Logistics Companies to REIT's in 2000 and
            (ii) the add back of non-recurring unification costs.
      (3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
      (4) Net of $15,281 and $9,787 of rent not recognized as income in 2001 and 2000, respectively.
      (5) Includes the reversal of $1,266 and $4,765 of expenses in connection with a deferred compensation arrangement in 2001 and 2000, respectively.

      Other EBITDA is comprised of:

                                                                  2001            2000        1999
                                                                --------       ---------    --------
Newkirk Joint Ventures
   (30% interest):
      Equity in EBITDA of limited partnerships ..............   $ 54,695(1)    $  43,685    $ 38,465
      Interest and other income .............................      8,700           7,300       1,331
                                                                --------       ---------    --------
            Total ...........................................     63,395          50,985      39,796
Alexander's (33.1% interest) ................................     19,362(2)       18,330      13,469
Hotel Pennsylvania (3) ......................................     16,978(4)       26,866      21,200
After-tax net gain on sale of Park Laurel condominium units .     15,657              --          --
Write-off of net investment in the
   Russian Tea Room ("RTR") .................................     (7,374)             --          --
Write-off of net investments in technology companies ........    (16,513)             --          --
Costs of acquisitions not consummated .......................     (5,223)             --          --
Corporate general and administrative expenses ...............    (41,327)        (36,070)    (32,893)
Investment income and other .................................     51,872          40,935      27,870
                                                                --------       ---------    --------
            Total ...........................................   $ 96,827       $ 101,046    $ 69,442
                                                                ========       =========    ========

----------
(1)   Reflects acquisitions of additional partnership interests.
(2) Includes leasing fees of $2,500 in connection with Alexander's ground lease of its Paramus property to IKEA in the fourth quarter of 2001.
(3) The commercial portion of the Hotel was wholly-owned as of August 5, 1999, and accordingly consolidated.
(4) Average occupancy and REVPAR for the Hotel Pennsylvania for the year ended December 31, 2001 was 63% and $70 compared to 76% and $87 for the year ended December 31, 2000.

                              VORNADO REALTY TRUST

17. SUBSEQUENT EVENTS

      On January 1, 2002, the Company completed the combination of Charles E. Smith Commercial Realty L.P. with Vornado. Prior to the combination, Vornado owned a 34% interest in CESCR. The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of 15.7 million newly issued Vornado Operating Partnership units (valued at $608,000,000) and $992,000,000 of debt (66% of CESCR's total debt).

      The unaudited proforma information set forth below presents (i) the condensed consolidated statements of income for the Company for the years ended December 31, 2001 and 2000 as if (a) the acquisition of the CESCR acquisition described above had occurred on January 1, 2000 and (ii) the condensed consolidated proforma balance sheet of the Company as of December 31, 2001, as if such acquisition had occurred on December 31, 2001.

(in thousands, except per share amounts)

      CONDENSED PROFORMA CONSOLIDATED STATEMENTS OF INCOME

                                                               Pro Forma (Unaudited)
                                                         For the Years Ended December 31,
                                                         --------------------------------
                                                             2001                 2000
                                                         -----------          -----------
Revenues ........................................        $ 1,372,464          $ 1,176,106
                                                         ===========          ===========
Net income ......................................        $   265,893          $   234,838
Preferred stock dividends .......................            (36,505)             (38,690)
                                                         -----------          -----------
Net income per applicable to common shares ......        $   229,388          $   196,148
                                                         ===========          ===========
Net income per common share - basic .............        $      2.57          $      2.27
                                                         ===========          ===========
Net income per common share - diluted ...........        $      2.49          $      2.21
                                                         ===========          ===========


      CONDENSED PROFORMA CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2001:

Total assets ....................................        $8,979,015
                                                         ==========
Total liabilities ...............................        $4,321,077
Minority interest ...............................         2,087,566
Total shareholders' equity ......................         2,570,372
                                                         ----------
Total liabilities and shareholders' equity ......        $8,979,015
                                                         ==========

      On February 25, 2002, the Company sold 884,543 common shares to a closed-end fund and 514,200 shares to a unit investment trust based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $57,042,000.

      On March 7, 2002, the Company acquired for $55,000,000, a mortgage on a 360,000 square foot office building, which is in the Crystal City complex in Arlington, Virginia, together with an option to purchase the property. The Company expects to exercise its option to acquire the property from a limited partnership, which is approximately 50% owned by Messrs. Robert H. Smith and Robert P. Kogod, trustees of Vornado since January 1, 2002, in exchange for approximately $13,700,000 of Vornado's Operating Partnership units. The acquisition of the building is expected to close within 90 days and is subject to receipt of certain consents from third parties and other customary conditions.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information relating to trustees of the Registrant will be contained in a definitive Proxy Statement involving the election of trustees under the caption "Election of Trustees", which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2001, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears at page 51 of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption ("Other Matters - 16(a) Beneficial Ownership") of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Registrant", under the captions "Executive Compensation" and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", under the caption "Principal Security Holders" and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", under the caption "Certain Relationships and Related Transactions" and such information is incorporated herein by reference.

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

                                                                            PAGES IN THIS
                                                                          ANNUAL REPORT ON
                                                                              FORM 10-K
                                                                          ----------------
II--Valuation and Qualifying Accounts--years ended December 31, 2001,
     2000 and 1999 ......................................................        130
III--Real Estate and Accumulated Depreciation as of December 31,2001 ....        131

      Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

      The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

EXHIBIT NO.

      3.2   Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
            on May 23, 1996
      3.3   Articles of Amendment of Declaration of Trust of Vornado, as
            filed with the State Department of Assessments and Taxation of
            Maryland on April 3, 1997
      3.10  Articles Supplementary Classifying Vornado's $3.25 Series A
            Convertible Preferred Shares of Beneficial Interest, as filed with the State  Department of Assessments and Taxation of
            Maryland on December 15, 1997
      12    Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed
            Charges and Preferred Share Dividend Requirement
      21    Subsidiaries of the Registrant
      23    Consent of Independent Auditors

      (b) Reports on Form 8-K and Form 8-K/A

      During the last quarter of the period covered by this Annual Report on Form 10-K the reports on Form 8-K and Form 8-K/A described below were filed.

PERIOD COVERED:
(DATE OF EARLIEST
EVENT REPORTED)                                 ITEMS REPORTED                                DATE FILED
---------------                                 --------------                                ----------
September 21, 2001       Issuance of Series D-9 Preferred Units by Vornado Realty L.P.     October 12, 2001
October 19, 2001         Announcement of merger with Charles E. Commercial Realty L.P.     October 19, 2001
November 16, 2001        Announcement of underwriting agreement with Lehman Brothers       November 21, 2001
                           relating to the issuance of common shares

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VORNADO REALTY TRUST


                                  By: /s/   JOSEPH MACNOW
                                     -------------------------------------
                                     Joseph Macnow, Executive Vice President -
                                        Finance and Administration and
                                        Chief Financial Officer

                                  Date: March 11, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                                TITLE                            DATE
             ---------                                -----                            ----
By: /s/   Steven Roth                      Chairman of the Board of               March 11, 2002
   ---------------------------------         Trustees (Principal Executive
          (Steven Roth)                      Officer)

By: /s/   Michael D. Fascitelli            President and Trustee                  March 11, 2002
   ---------------------------------
          (Michael D. Fascitelli)

By: /s/   Robert P. Kogod                  Trustee                                March 11, 2002
   ---------------------------------
          (Robert P. Kogod)

By: /s/   Joseph Macnow                    Executive Vice President -             March 11, 2002
   ---------------------------------         Finance and Administration and
          (Joseph Macnow)                    Chief Financial Officer

By: /s/   David Mandelbaum                 Trustee                                March 11, 2002
   ---------------------------------
          (David Mandelbaum)

By: /s/   Stanley Simon                    Trustee                                March 11, 2002
   ---------------------------------
          (Stanley Simon)

By: /s/   Robert H. Smith                  Trustee                                March 11, 2002
   ---------------------------------
          (Robert H. Smith)

By: /s/   Ronald G. Targan                 Trustee                                March 11, 2002
   ---------------------------------
          (Ronald G. Targan)

By: /s/   Richard R. West                  Trustee                                March 11, 2002
   ---------------------------------
          (Richard R. West)

By: /s/   Russell B. Wight, Jr.            Trustee                                March 11, 2002
   ---------------------------------
          (Russell B. Wight, Jr.)

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                     COLUMN A                       COLUMN B      COLUMN C                    COLUMN D                    COLUMN E
-------------------------------------------------- ----------  --------------  ---------------------------------------   ----------

                                                                                              DEDUCTIONS                   BALANCE
                                                                               ---------------------------------------     AT THE
DESCRIPTION                                                                         DESCRIPTION                AMOUNT      OF YEAR
-----------                                                                    -----------------------        --------   ----------
                                                     BALANCE      ADDITIONS    (AMOUNT IN THOUSANDS)
                                                    BEGINNING   CHARGE AGAINST
YEAR ENDED DECEMBER 31, 2001:                        OF YEAR      OPEATIONS
     Deducted from accounts receivable,            -----------  --------------  Uncollectible accounts
        allowance for doubtful accounts...........    $9,343        $5,379           written-off                $5,891     $8,831
                                                      ======        ======                                      ======     ======
YEAR ENDED DECEMBER 31, 2000:
     Deducted from accounts receivable,                                         Uncollectible accounts
        allowance for doubtful accounts...........    $7,292        $2,957           written-off                $  906     $9,343
                                                      ======        ======                                      ======     ======

YEAR ENDED DECEMBER 31, 1999:
     Deducted from accounts receivable                                          Uncollectible accounts
        allowance for doubtful accounts...........    $3,044        $5,131           written-off                $  883     $7,292
                                                      ======        ======                                      ======     ======

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
              COLUMN A                  COLUMN B         COLUMN C             COLUMN D               COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                      INITIAL COST TO                            GROSS AMOUNT AT WHICH
                                                         COMPANY(1)            COSTS          CARRIED AT CLOSE OF PERIOD
                                                   -----------------------   CAPITALIZED   ----------------------------------
                                                                             SUBSEQUENT             BUILDINGS
                                                              BUILDINGS AND      TO                    AND
DESCRIPTION                           ENCUMBRANCES    LAND    IMPROVEMENTS   ACQUISITION   LAND    IMPROVEMENTS    TOTAL(2)
--------------------------------      ------------ ---------- -------------  ----------- --------  ------------  ------------
   OFFICE BUILDINGS
      NEW YORK
        MANHATTAN
         One Penn Plaza                  $275,000   $     --   $  412,169     $ 65,499   $     --   $  477,668   $  477,668
         Two Penn Plaza                   157,697     53,615      164,903       51,203     52,689      217,032      269,721
         909 Third Avenue                 107,004         --      120,723       14,030         --      134,753      134,753
         770 Broadway                      66,962     52,898       95,686       72,920     52,898      168,606      221,504
         Eleven Penn Plaza                 51,376     40,333       85,259       18,856     40,333      104,115      144,448
         Two Park Avenue                   90,000     43,609       69,715        5,984     43,609       75,699      119,308
         90 Park Avenue                        --      8,000      175,890       13,409      8,000      189,299      197,299
         888 Seventh Avenue               105,000         --      117,269       28,606         --      145,875      145,875
         330 West 34th Street                  --         --        8,599        4,480         --       13,079       13,079
         1740 Broadway                         --     26,971      102,890        8,684     26,971      111,574      138,545
         150 East 58th Street                  --     39,303       80,216       10,122     39,303       90,338      129,641
         866 United Nations Plaza          33,000     32,196       37,534        6,962     32,196       44,496       76,692
         595 Madison (Fuller Building)     56,538     62,731       62,888        4,286     62,731       67,174      129,905
         640 Fifth Avenue                      --     38,224       25,992       31,781     38,224       57,773       95,997
         40 Fulton Street                      --     15,732       26,388        2,526     15,732       28,914       44,646
         689 Fifth Avenue                      --     19,721       13,446        3,151     19,721       16,597       36,318
         20 Broad Street                       --         --       28,760        2,973         --       31,733       31,733
         7 West 34th Street                    --     34,595       93,703          826     34,614       94,510      129,124
         715 Lexington Avenue                  --         --       11,574           --         --       11,574       11,574
         14th Street and Union
              Square, Manhattan                --     12,566        4,044       18,108     24,079       10,639       34,718
                                         --------   --------   ----------     --------   --------   ----------   ----------
              Total New York              942,577    480,494    1,737,648      364,406    491,100    2,091,448    2,582,548
                                         --------   --------   ----------     --------   --------   ----------   ----------

     NEW JERSEY
         Paramus                               --         --        8,345        9,873         --       18,218       18,218
                                         --------   --------   ----------     --------   --------   ----------   ----------
            Total New Jersey                   --         --        8,345        9,873         --       18,218       18,218
                                         --------   --------   ----------     --------   --------   ----------   ----------

TOTAL OFFICE BUILDINGS                    942,577    480,494    1,745,993      374,279    491,100    2,109,666    2,600,766
                                         --------   --------   ----------     --------   --------   ----------   ----------
SHOPPING CENTERS
     NEW JERSEY
         Bordentown                       8,161 *        498        3,176        1,085        713        4,046        4,759
         Bricktown                       16,492 *        929        2,175        9,265        929       11,440       12,369
         Cherry Hill                     15,168 *        915        3,926        3,292        915        7,218        8,133
         Delran                           6,501 *        756        3,184        2,744        756        5,928        6,684
         Dover                            7,433 *        224        2,330        2,381        204        4,731        4,935

----------------------------------------------------------------------------------------------
              COLUMN A                   COLUMN F      COLUMN G        COLUMN H     COLUMN I
----------------------------------------------------------------------------------------------
                                                                                  LIFE ON WHICH
                                                                                   DEPRECIATION
                                        ACCUMULATED                                 IN LATEST
                                       DEPRECIATION                                   INCOME
                                           AND          DATE OF          DATE        STATEMENT
DESCRIPTION                            AMORTIZATION  CONSTRUCTION(3)   ACQUIRED     IS COMPUTED
--------------------------------       ------------  ---------------   --------     -----------
   OFFICE BUILDINGS
      NEW YORK
        MANHATTAN
         One Penn Plaza                  $ 45,376          1972          1998        39 Years
         Two Penn Plaza                    28,311          1968          1997        39 Years
         909 Third Avenue                   8,872          1969          1999        39 Years
         770 Broadway                      12,497          1907          1998        39 Years
         Eleven Penn Plaza                 12,031          1923          1997        39 Years
         Two Park Avenue                   10,371          1928          1998        39 Years
         90 Park Avenue                    20,670          1964          1997        39 Years
         888 Seventh Avenue                10,024          1980          1999        39 Years
         330 West 34th Street                 795          1925          1998        39 Years
         1740 Broadway                     13,932          1950          1997        39 Years
         150 East 58th Street               8,280          1969          1998        39 Years
         866 United Nations Plaza           6,062          1966          1997        39 Years
         595 Madison (Fuller Building)      3,717          1968          1999        39 Years
         640 Fifth Avenue                   6,443          1950          1997        39 Years
         40 Fulton Street                   3,034          1987          1998        39 Years
         689 Fifth Avenue                   1,186          1925          1998        39 Years
         20 Broad Street                    2,716          1956          1998        39 Years
         7 West 34th Street                 2,735          1901          2000        40 Years
         715 Lexington Avenue                 123          1923          2001        40 Years
         14th Street and Union
              Square, Manhattan             1,188          1965          1993        36 - 39 Years

                                         --------
              Total New York              198,363
                                         --------

     NEW JERSEY
         Paramus                            4,763          1967          1987        26 - 40 Years
                                         --------
            Total New Jersey                4,763
                                         --------

TOTAL OFFICE BUILDINGS                    203,126
                                         --------
SHOPPING CENTERS
     NEW JERSEY
         Bordentown                         3,870          1958          1958        7 - 40 Years
         Bricktown                          5,759          1968          1968        22 - 40 Years
         Cherry Hill                        5,942          1964          1964        12 - 40 Years
         Delran                             3,392          1972          1972        16 - 40 Years
         Dover                              3,335          1964          1964        16 - 40 Years

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
              COLUMN A                  COLUMN B         COLUMN C             COLUMN D               COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                      INITIAL COST TO                            GROSS AMOUNT AT WHICH
                                                         COMPANY(1)            COSTS           CARRIED AT CLOSE OF PERIOD
                                                   -----------------------   CAPITALIZED   ----------------------------------
                                                                             SUBSEQUENT             BUILDINGS
                                                              BUILDINGS AND      TO                    AND
DESCRIPTION                           ENCUMBRANCES    LAND    IMPROVEMENTS   ACQUISITION   LAND    IMPROVEMENTS    TOTAL(2)
--------------------------------      ------------ ---------- -------------  ----------- --------  ------------  ------------
    East Brunswick                        23,029 *       319       3,236          6,403      319       9,639          9,958
    East Hanover I                        20,707 *       376       3,063          5,345      476       8,308          8,784
    East Hanover II                        6,902 *     1,756       8,706             --    1,756       8,706         10,462
    Hackensack                            25,300 *       536       3,293          7,253      536      10,546         11,082
    Jersey City                           19,369 *       652       2,962          1,854      652       4,816          5,468
    Kearny (4)                             3,781 *       279       4,429         (1,029)     309       3,370          3,679
    Lawnside                              10,717 *       851       2,222          1,359      851       3,581          4,432
    Lodi                                   9,498 *       245       9,339            107      245       9,446          9,691
    Manalapan                             12,675 *       725       2,447          4,960      725       7,407          8,132
    Marlton                               12,325 *     1,514       4,671            715    1,611       5,289          6,900
    Middletown                            16,638 *       283       1,508          3,940      283       5,448          5,731
    Morris Plains                         12,179 *     1,254       3,140          3,224    1,104       6,514          7,618
    North Bergen (4)                       4,010 *       510       3,390           (956)   2,308         636          2,944
    North Plainfield                      11,010 *       500      13,340          1,228      500      14,568         15,068
    Totowa                                29,878 *     1,097       5,359         10,877    1,107      16,226         17,333
    Turnersville                           4,134 *       900       2,132             87      900       2,219          3,119
    Union                                 33,931 *     1,014       4,527          3,243    1,329       7,455          8,784
    Vineland                                  --         290       1,594          1,253      290       2,847          3,137
    Watchung (4)                          13,690 *       451       2,347          6,857    4,178       5,477          9,655
    Woodbridge                            22,365 *       190       3,047            778      220       3,795          4,015
                                       ---------    --------    --------       --------  -------    --------       --------
       Total New Jersey                  345,893      17,064      99,543         76,265   23,216     169,656        192,872
                                       ---------    --------    --------       --------  -------    --------       --------

NEW YORK
    Albany (Menands)                       6,289 *       460       1,677          2,628      460       4,305          4,765
    Buffalo (Amherst)                      7,088 *       402       2,019          2,151      636       3,936          4,572
    Freeport                              14,971 *     1,231       3,273          2,848    1,231       6,121          7,352
    New Hyde Park                          7,556 *        --          --            122       --         122            122
    North Syracuse                            --          --          --             23       --          23             23
    Rochester (Henrietta)                     --          --       2,124          1,152       --       3,276          3,276
    Rochester                                 --         443       2,870         (1,116)   1,220         977          2,197
    Valley Stream (Green Acres)          159,851     140,069      99,586          5,660  139,910     105,405        245,315
                                       ---------   ---------    --------       --------  -------    --------       --------
       Total New York                    195,755     142,605     111,549         13,468  143,457     124,165        267,622
                                       ---------   ---------    --------       --------  -------    --------       --------

PENNSYLVANIA
    Allentown                             23,512 *        70       3,446         10,191      334      13,373         13,707
    Bensalem (4)                           6,497 *     1,198       3,717          1,047    2,727       3,235          5,962
    Bethlehem                              4,112 *       278       1,806          3,904      278       5,710          5,988
    Broomall                               9,888 *       734       1,675          1,381      850       2,940          3,790
    Glenolden                              7,416 *       850       1,295            722      850       2,017          2,867
    Lancaster                                 --         606       2,312          1,114     2010       2,022          4,032

------------------------------------------------------------------------------------------------
              COLUMN A                   COLUMN F      COLUMN G        COLUMN H     COLUMN I
------------------------------------------------------------------------------------------------
                                                                                  LIFE ON WHICH
                                                                                   DEPRECIATION
                                        ACCUMULATED                                 IN LATEST
                                       DEPRECIATION                                   INCOME
                                           AND          DATE OF         DATE         STATEMENT
DESCRIPTION                            AMORTIZATION  CONSTRUCTION(3)  ACQUIRED      IS COMPUTED
--------------------------------       ------------  ---------------  ---------  ----------------
    East Brunswick                            6,366           1957       1957      8 - 33 Years
    East Hanover I                            5,281           1962       1962      9 - 40 Years
    East Hanover II                             707           1979       1998      40 Years
    Hackensack                                5,720           1963       1963      15 - 40 Years
    Jersey City                               4,089           1965       1965      11 - 40 Years
    Kearny (4)                                1,372           1938       1959      23 - 29 Years
    Lawnside                                  2,481           1969       1969      17 - 40 Years
    Lodi                                        530           1999       1975      40 Years
    Manalapan                                 4,575           1971       1971      14 - 40 Years
    Marlton                                   4,008           1973       1973      16 - 40 Years
    Middletown                                3,218           1963       1963      19 - 40 Years
    Morris Plains                             5,582           1961       1985      7 - 19 Years
    North Bergen (4)                            164           1993       1959      30 Years
    North Plainfield                          5,773           1955       1989      21 - 30 Years
    Totowa                                    6,992      1957/1999       1957      19 - 40 Years
    Turnersville                              1,775           1974       1974      23 - 40 Years
    Union                                     5,654           1962       1962      6 - 40 Years
    Vineland                                  2,066           1966       1966      18 - 40 Years
    Watchung (4)                              1,298           1994       1959      27 - 30 Years
    Woodbridge                                3,194           1959       1959      11 - 40 Years
                                          ---------
       Total New Jersey                      93,143
                                          ---------

NEW YORK
    Albany (Menands)                          2,339           1965       1965      22 - 40 Years
    Buffalo (Amherst)                         2,949           1968       1968      13 - 40 Years
    Freeport                                  3,323           1981       1981      15 - 40 Years
    New Hyde Park                               124           1970       1976      6 - 10 Years
    North Syracuse                               23           1967       1976      11 - 12 Years
    Rochester (Henrietta)                     2,327           1971       1971      15 - 40 Years
    Rochester                                   213           1966       1966      10 - 40 Years
    Valley Stream (Green Acres)              10,818           1956       1997      39 - 40 Years
                                          ---------
       Total New York                        22,116
                                          ---------

PENNSYLVANIA
    Allentown                                 6,329           1957       1957      20 - 42 Years
    Bensalem (4)                              1,318      1972/1999       1972      40 Years
    Bethlehem                                 4,184           1966       1966      9 - 40 Years
    Broomall                                  2,313           1966       1966      9 - 40 Years
    Glenolden                                 1,222           1975       1975      18 - 40 Years
    Lancaster                                   367           1966       1966      12 - 40 Years

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
              COLUMN A                  COLUMN B         COLUMN C             COLUMN D               COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                       INITIAL COST TO                            GROSS AMOUNT AT WHICH
                                                          COMPANY(1)            COSTS           CARRIED AT CLOSE OF PERIOD
                                                   -----------------------   CAPITALIZED   ----------------------------------
                                                                             SUBSEQUENT             BUILDINGS
                                                              BUILDINGS AND      TO                    AND
DESCRIPTION                           ENCUMBRANCES    LAND    IMPROVEMENTS   ACQUISITION   LAND    IMPROVEMENTS    TOTAL(2)
--------------------------------      -----------  ---------- -------------  ----------- --------  ------------  ------------
         Levittown                            --         193       1,231           52         183       1,293       1,476
         10th and Market
             Streets, Philadelphia         9,057 *       933       3,230        6,017         933       9,247      10,180
         Upper Moreland                    7,030 *       683       2,497          564         683       3,061       3,744
         York                              4,157 *       421       1,700        1,142         409       2,854       3,263
                                       ---------   ---------    --------     --------   ---------    --------    --------
         Total Pennsylvania               71,669       5,966      22,909       26,134       9,257      45,752      55,009
                                       ---------   ---------    --------     --------   ---------    --------    --------

     MARYLAND
         Baltimore (Belair Rd.)               --         785       1,333        3,420         785       4,753       5,538
         Baltimore (Towson)              11,522 *        581       2,756          667         581       3,423       4,004
         Baltimore (Dundalk)              6,243 *        667       1,710        3,219         667       4,929       5,596
         Glen Burnie                      5,929 *        462       1,741        1,481         462       3,222       3,684
         Hagerstown                       3,322 *        168       1,453          984         168       2,437       2,605
                                       ---------   ---------    --------     --------   ---------    --------    --------
            Total Maryland               27,016        2,663       8,993        9,771       2,663      18,764      21,427
                                       ---------   ---------    --------     --------   ---------    --------    --------

     CONNECTICUT
         Newington                         6,622 *       502       1,581        1,420       2,114       1,389       3,503
         Waterbury                            --          --       2,103        1,430         667       2,866       3,533
                                       ---------   ---------    --------     --------   ---------    --------    --------
            Total Connecticut              6,622         502       3,684        2,850       2,781       4,255       7,036
                                       ---------   ---------    --------     --------   ---------    --------    --------

     MASSACHUSETTS
         Chicopee                             --         510       2,031          358         510       2,389       2,899
         Springfield (4)                   3,161 *       505       1,657          798       2,586         374       2,960
                                       ---------   ---------    --------     --------   ---------    --------    --------
            Total Massachusetts            3,161       1,015       3,688        1,156       3,096       2,763       5,859
                                       ---------   ---------    --------     --------   ---------    --------    --------
     PUERTO RICO (SAN JUAN)
         Montehiedra                      60,359       9,182      66,701          776       9,182      67,477      76,659
                                       ---------   ---------    --------     --------   ---------    --------    --------
TOTAL SHOPPING CENTERS                   710,475     178,997     317,067      130,420     193,652     432,832     626,484
                                       ---------   ---------    --------     --------   ---------    --------    --------

MERCHANDISE MART PROPERTIES
     ILLINOIS
         Merchandise Mart,
              Chicago                    250,000      64,528     319,146       31,174      64,528     350,320     414,848
         350 North Orleans,
            Chicago                       70,000      14,238      67,008       23,298      14,238      90,306     104,544
         33 North Dearborn
            Chicago                       19,000       6,624      30,680        1,024       6,624      31,704      38,328
         Other                                --          --      17,858         (946)         --      16,912      16,912

------------------------------------------------------------------------------------------------
              COLUMN A                   COLUMN F      COLUMN G        COLUMN H     COLUMN I
------------------------------------------------------------------------------------------------
                                                                                  LIFE ON WHICH
                                                                                   DEPRECIATION
                                        ACCUMULATED                                 IN LATEST
                                       DEPRECIATION                                   INCOME
                                           AND          DATE OF         DATE         STATEMENT
DESCRIPTION                            AMORTIZATION  CONSTRUCTION(3)  ACQUIRED      IS COMPUTED
--------------------------------       ------------  ---------------  ---------  ----------------
         Levittown                           1,253            1964       1964      7 - 40 Years
         10th and Market
            Streets, Philadelphia            1,833            1977       1994      27 - 30 Years
         Upper Moreland                      2,105            1974       1974      15 - 40 Years
         York                                1,960            1970       1970      15 - 40 Years
                                          --------
         Total Pennsylvania                 22,884
                                          --------
     MARYLAND
         Baltimore (Belair Rd.)              3,359            1962       1962      10 - 33 Years
         Baltimore (Towson)                  2,472            1968       1968      13 - 40 Years
         Baltimore (Dundalk)                 3,375            1966       1966      12 - 40 Years
         Glen Burnie                         1,997            1958       1958      16 - 33 Years
         Hagerstown                          1,607            1966       1966      9 - 40 Years
                                          --------
            Total Maryland                  12,810
                                          --------

     CONNECTICUT
         Newington                             258            1965       1965      9 - 40 Years
         Waterbury                           2,026            1969       1969      21 - 40 Years
                                          --------
            Total Connecticut                2,284
                                          --------

     MASSACHUSETTS
         Chicopee                            1,952            1969       1969      13 - 40 Years
         Springfield (4)                       112            1993       1966      28 - 30 Years
                                          --------
            Total Massachusetts              2,064
                                          --------
     PUERTO RICO (SAN JUAN)
         Montehiedra                         8,014            1996       1997      40 Years
                                          --------
TOTAL SHOPPING CENTERS                     170,559
                                          --------
MERCHANDISE MART PROPERTIES
     ILLINOIS
         Merchandise Mart,
              Chicago                       33,632            1930       1998      40 Years
         350 North Orleans,
            Chicago                         10,989            1977       1998      40 Years
         33 North Dearborn
            Chicago                          1,037                       2000      40 Years
         Other                               2,271                       2000      40 Years

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
              COLUMN A                  COLUMN B         COLUMN C             COLUMN D               COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                       INITIAL COST TO                          GROSS AMOUNT AT WHICH
                                                          COMPANY(1)            COSTS         CARRIED AT CLOSE OF PERIOD
                                                   -----------------------   CAPITALIZED   ----------------------------------
                                                                             SUBSEQUENT             BUILDINGS
                                                              BUILDINGS AND      TO                    AND
DESCRIPTION                           ENCUMBRANCES    LAND    IMPROVEMENTS   ACQUISITION   LAND    IMPROVEMENTS    TOTAL(2)
--------------------------------      -----------  ---------- -------------  ----------- --------  ------------  ------------
     WASHINGTON D.C ..................
         Washington Office Center ....     46,572     10,719       69,658         1,941    10,719         71,599       82,318
         Washington Design Center ....     48,959     12,274       40,662         7,259    12,274         47,921       60,195
         Other .......................         --      9,175        6,273            79     9,175          6,352       15,527
     NORTH CAROLINA
         Market Square Complex,
            High Point ...............     99,166     11,969       85,478        67,632    14,010        151,069      165,079
         National Furniture Mart,
            High Point ...............     13,306      1,069       16,761           381     1,069         17,142       18,211
     CALIFORNIA
         Gift and Furniture Mart
            Los Angeles ..............         --     10,141       43,422         9,268    10,141         52,690       62,831
                                       ----------   --------   ----------       -------- --------    -----------  -----------
TOTAL MERCHANDISE MART ...............    547,003    140,737      696,946       141,110   142,778        836,015      978,793
                                       ----------   --------   ----------       -------- --------    -----------  -----------
WAREHOUSE/INDUSTRIAL
     NEW JERSEY
         East Brunswick ..............      6,638         --        4,772         2,869        --          7,641        7,641
         East Hanover ................     27,492        576        7,752         7,244       691         14,881       15,572
         Edison ......................      4,385        705        2,839         1,503       704          4,343        5,047
         Garfield ....................     11,380         96        8,068         4,937        96         13,005       13,101
                                       ----------   --------   ----------       -------- --------    -----------  -----------
TOTAL WAREHOUSE/INDUSTRIAL ...........     49,895      1,377       23,431        16,553     1,491         39,870       41,361
                                       ----------   --------   ----------       -------- --------    -----------  -----------
OTHER PROPERTIES
     NEW JERSEY
         Palisades ...................     90,526         --      127,277            --        --        127,277      127,277
         Montclair ...................      1,948 *       66          470           330        66            800          866
                                       ----------   --------   ----------       -------- --------    -----------  -----------
            Total New Jersey .........     92,474         66      127,747           330        66        128,077      128,143
                                       ----------   --------   ----------       -------- --------    -----------  -----------
     NEW YORK
         Hotel Pennsylvania
              (Commercial) ...........    115,506     12,542       51,047       102,698    29,903        136,384      166,287
         1135 Third Avenue ...........         --      7,844        7,844             1     7,845          7,844       15,689
         Riese .......................         --     19,135        7,294         6,416    25,233          7,612       32,845
                                       ----------   --------   ----------       -------- --------    -----------  -----------
            Total New York ...........    115,506     39,521       66,185       109,115    62,981        151,840      214,821
                                       ----------   --------   ----------       -------- --------    -----------  -----------

------------------------------------------------------------------------------------------------
              COLUMN A                   COLUMN F      COLUMN G        COLUMN H     COLUMN I
------------------------------------------------------------------------------------------------
                                                                                  LIFE ON WHICH
                                                                                   DEPRECIATION
                                        ACCUMULATED                                 IN LATEST
                                       DEPRECIATION                                   INCOME
                                           AND          DATE OF         DATE         STATEMENT
DESCRIPTION                            AMORTIZATION  CONSTRUCTION(3)  ACQUIRED      IS COMPUTED
--------------------------------       ------------  ---------------  ---------  ----------------
     WASHINGTON D.C ..................
         Washington Office Center ....      6,784         1990          1998         40 Years
         Washington Design Center ....      5,082         1919          1998         40 Years
         Other .......................        600                       1998         40 Years
     NORTH CAROLINA
         Market Square Complex,
            High Point ...............      8,758      1902 - 1989      1998         40 Years
         National Furniture Mart,
            High Point ...............      1,369         1964          1998         40 Years
     CALIFORNIA
         Gift and Furniture Mart
            Los Angeles ..............      1,518                       2000         40 Years
                                         --------
TOTAL MERCHANDISE MART ...............     72,040
                                         --------
WAREHOUSE/INDUSTRIAL
     NEW JERSEY
         East Brunswick ..............      4,824         1972          1972         18 - 40 Years
         East Hanover ................     11,410      1963 - 1967      1963         7 - 40 Years
         Edison ......................      2,700         1954          1982         12 - 25 Years
         Garfield ....................     10,401         1942          1959         11 - 33 Years
                                         --------
TOTAL WAREHOUSE/INDUSTRIAL ...........     29,335
                                         --------
OTHER PROPERTIES
     NEW JERSEY
         Palisades ...................         --     Under Develop
         Montclair ...................        564         1972          1972         4 - 15 Years
                                         --------
            Total New Jersey .........        564
                                         --------
     NEW YORK
         Hotel Pennsylvania
              (Commercial) ...........     20,810         1919          1997         40 Years
         1135 Third Avenue ...........        791                       1997         40 Years
         Riese .......................        165       1911-1987       1997         39 Years
                                         --------
            Total New York ...........     21,766
                                         --------

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
              COLUMN A                  COLUMN B         COLUMN C             COLUMN D               COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                       INITIAL COST TO                            GROSS AMOUNT AT WHICH
                                                          COMPANY(1)           COSTS           CARRIED AT CLOSE OF PERIOD
                                                   -----------------------   CAPITALIZED   ----------------------------------
                                                                             SUBSEQUENT             BUILDINGS
                                                              BUILDINGS AND      TO                    AND
DESCRIPTION                           ENCUMBRANCES    LAND    IMPROVEMENTS   ACQUISITION   LAND    IMPROVEMENTS    TOTAL(2)
--------------------------------      -----------  ---------- -------------  ----------- --------  ------------  ------------
     FLORIDA
         Student Housing Joint Venture     19,243      3,722       21,095            534    3,763         21,588       25,351
                                       ----------   --------   ----------       -------- --------    -----------  -----------
            Total Florida ............     19,243      3,722       21,095            534    3,763         21,588       25,351
                                       ----------   --------   ----------       -------- --------    -----------  -----------
TOTAL OTHER PROPERTIES ...............    227,223     43,309      215,027        109,979   66,810        301,505      368,315
                                       ----------   --------   ----------       -------- --------    -----------  -----------
LEASEHOLD IMPROVEMENTS
     EQUIPMENT AND OTHER .............                                            74,493                  74,493       74,493
                                                                                --------             -----------  -----------
TOTAL
     DECEMBER 31, 2001 ............... $2,477,173   $844,914   $2,998,464       $846,833 $895,831    $ 3,794,380  $ 4,690,211
                                       ==========   ========   ==========       ======== ========    ===========  ===========

------------------------------------------------------------------------------------------------
              COLUMN A                   COLUMN F      COLUMN G        COLUMN H     COLUMN I
------------------------------------------------------------------------------------------------
                                                                                  LIFE ON WHICH
                                                                                   DEPRECIATION
                                        ACCUMULATED                                 IN LATEST
                                       DEPRECIATION                                   INCOME
                                           AND          DATE OF         DATE         STATEMENT
DESCRIPTION                            AMORTIZATION  CONSTRUCTION(3)  ACQUIRED      IS COMPUTED
--------------------------------       ------------  ---------------  ---------  ----------------
     FLORIDA
         Student Housing Joint Venture      1,466       1996-1997       2000         40 Years
                                         --------
            Total Florida ............      1,466
                                         --------
TOTAL OTHER PROPERTIES ...............     23,796
                                         --------

LEASEHOLD IMPROVEMENTS
     EQUIPMENT AND OTHER .............     14,613                                    3 - 20 Years
TOTAL                                    --------
     DECEMBER 31, 2001 ...............   $506,225
                                         ========

* These encumbrances are cross collateralized under a blanket mortgage in the amount of $492,213 at December 31, 2001.

Notes:

      (1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date -- see Column H.
      (2) The net basis of the company's assets and liabilities for tax purposes is approximately $1,069,000 lower than the amount reported for financial statement purposes.
      (3) Date of original construction -- many properties have had substantial renovation or additional construction -- see Column D.
      (4) Buildings on these properties were demolished. As a result, the cost of the buildings and improvements, net of accumulated depreciation, were transferred to land. In addition, the cost of the land in Kearny is net of a $1,615 insurance recovery.

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (AMOUNTS IN THOUSANDS)

      The following is a reconciliation of real estate assets and accumulated depreciation:

                                                     YEAR ENDED DECEMBER 31,
                                              ------------------------------------
                                                 2001         2000         1999
                                              ----------   ----------   ----------
REAL ESTATE
   Balance at beginning of period .........   $4,354,392   $3,921,507   $3,315,891
   Additions during the period:
      Land ................................       25,808       57,669       83,153
      Buildings & improvements ............      332,766      416,917      522,463
                                              ----------   ----------   ----------
                                               4,712,966    4,396,093    3,921,507
   Less: Asset sold and written-off .......       22,755       41,701           --
                                              ----------   ----------   ----------
   Balance at end of period ...............   $4,690,211   $4,354,392   $3,921,507
                                              ==========   ==========   ==========

ACCUMULATED DEPRECIATION
   Balance at beginning of period .........   $  393,787   $  308,542   $  226,816
   Additions charged to operating expenses       114,121       91,236       81,726
                                              ----------   ----------   ----------
                                                 507,908      399,778      308,542

   Less: Accumulated depreciation on assets
      sold and written-off ................        1,683        5,991           --
                                              ----------   ----------   ----------
   Balance at end of period ...............   $  506,225   $  393,787   $  308,542
                                              ==========   ==========   ==========

                                  EXHIBIT INDEX

 EXHIBIT
   NO.
--------
   3.1    --  Amended and Restated Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on April 16, 1993 - Incorporated by reference to
                Exhibit 3(a) of Vornado's Registration Statement on Form S-4 (File No. 33-60286), filed on
                April 15, 1993.................................................................................     *

   3.2    --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
              Assessments and Taxation of Maryland on May 23, 1996

   3.3    --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on April 3, 1997

   3.4    --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on October 14, 1997 - Incorporated by reference to
                Exhibit 3.2 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May
                2, 2000........................................................................................     *

   3.5    --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on April 22, 1998 - Incorporated by reference to Exhibit
                3.1 of Vornado's Current Report on Form 8-K, dated April 22, 1998 (File No. 001-11954), filed
                on April 28, 1998..............................................................................     *

   3.6    --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on November 24, 1999 - Incorporated by reference to
                Exhibit 3.4 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on
                May 2, 2000....................................................................................     *

   3.7    --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on April 20, 2000 - Incorporated by reference to
                Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on
                May 2, 2000....................................................................................     *

   3.8    --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on September 14, 2000 - Incorporated by reference to
                Exhibit 4.6 of Vornado's Registration Statement on Form S-8 (File No. 333-68462), filed on
                August 27, 2001................................................................................     *

   3.9    --  Articles Supplementary Classifying Vornado's $3.25 Series A Preferred Shares of Beneficial
                Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.1 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on
                April 8, 1997..................................................................................     *

   3.10   --  Articles Supplementary Classifying Vornado's $3.25 Series A Convertible Preferred Shares of
                Beneficial Interest, as filed with the State Department of Assessments and Taxation of Maryland on December 15, 1997

   3.11   --  Articles Supplementary Classifying Vornado's Series D-1 8.5% Cumulative Redeemable Preferred
                Shares of Beneficial Interest, no par value (the "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 12, 1998
                (File No. 001-11954), filed on November 30, 1998...............................................     *

----------
*     Incorporated by reference

 EXHIBIT
   NO.
--------
   3.12  --  Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial
               Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to
               Exhibit 3.2 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No.
               001-11954), filed on February 9, 1999..........................................................     *

   3.13  --  Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of
               Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999
               (File No. 001-11954), filed on March 17, 1999..................................................     *

   3.14  --  Articles Supplementary Classifying Vornado's Series C 8.5% Cumulative Redeemable
               Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value
               - Incorporated by reference to Exhibit 3.7 of Vornado's Registration Statement on Form 8-A
               (File No. 001-11954), filed on May 19, 1999....................................................     *

   3.15  --  Articles Supplementary Classifying Vornado Realty Trust's Series D-2 8.375% Cumulative
               Redeemable Preferred Shares, dated as of May 27, 1999, as filed with the State Department of        *
               Assessments and Taxation of Maryland on May 27, 1999  - Incorporated by reference to Exhibit
               3.1 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on
               July 7, 1999...................................................................................     *

   3.16  --  Articles Supplementary Classifying Vornado's Series D-3 8.25% Cumulative Redeemable Preferred
               Shares, dated September 3, 1999, as filed with the State Department of Assessments and
               Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.1 of
               Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
               October 25, 1999...............................................................................     *

   3.17  --  Articles Supplementary Classifying Vornado's Series D-4 8.25% Cumulative Redeemable Preferred
               Shares, dated September 3, 1999, as filed with the State Department of Assessments and
               Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.2 of
               Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
               October 25, 1999...............................................................................     *

   3.18  --  Articles Supplementary Classifying Vornado's Series D-5 8.25% Cumulative Redeemable Preferred
               Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
               dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999.......................     *

   3.19  --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
               Series D-6 8.25% Cumulative Redeemable Preferred Shares, dated May 1, 2000, as filed with the
               State Department of Assessments and Taxation of Maryland on May 1, 2000 - Incorporated by
               reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No.
               001-11954), filed May 19, 2000.................................................................     *

   3.20  --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
               Series D-7 8.25% Cumulative Redeemable Preferred Shares, dated May 25, 2000, as filed with the
               State Department of Assessments and Taxation of Maryland on June 1, 2000 - Incorporated by
               reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No.
               001-11954), filed on June 16, 2000.............................................................     *

----------
*     Incorporated by reference

 EXHIBIT
   NO.
--------
   3.21  --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
               Series D-8 8.25% Cumulative Redeemable Preferred Shares - Incorporated by reference to Exhibit
               3.1 of Vornado's Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954),
               filed on December 28, 2000.....................................................................       *

   3.22  --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
               Series D-9 8.75% Preferred Shares, dated September 21, 2001, as  filed with the State
               Department of Assessments and Taxation of Maryland on September 25, 2001 - Incorporated by
               reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed
               on October 12, 2001............................................................................       *

   3.23  --  Amended and Restated Bylaws of Vornado, as amended on March 2, 2000 - Incorporated by reference to Exhibit 3.12 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1999
               (File No. 001-11954), filed on March 9, 2000...................................................       *

   3.24  --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 (the "Partnership Agreement") - Incorporated by reference to
               Exhibit 3.4 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997 filed
               on March 31, 1998 (the "1997 10-K")............................................................       *

   3.25  --  Amendment to the Partnership Agreement, dated as of December 16, 1997-Incorporated by reference
               to Exhibit 3.5 of the 1997 10-K................................................................       *

   3.26  --  Second Amendment to the Partnership Agreement, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-50095),
               filed on April 14, 1998........................................................................       *

   3.27  --  Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by           *
               reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 12, 1998
               (File No. 001-11954), filed on November 30, 1998...............................................       *

   3.28  --  Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998 (File
               No. 001-11954), filed on February 9, 1999......................................................       *

   3.29  --  Exhibit A to the Partnership Agreement, dated as of December 22, 1998 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998
               (File No. 001-11954), filed on February 9, 1999................................................       *

   3.30  --  Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File
               No. 001-11954), filed on March 17, 1999........................................................       *

   3.31  --  Exhibit A to the Partnership Agreement, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No.
               001-11954), filed on March 17, 1999............................................................       *

   3.32  --  Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
               001-11954), filed on July 7, 1999..............................................................       *

----------
*     Incorporated by reference

 EXHIBIT
   NO.
--------
   3.33  --  Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
               001-11954), filed on July 7, 1999..............................................................      *

   3.34  --  Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
               001-11954), filed on July 7, 1999..............................................................      *

   3.35  --  Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed
               on October 25, 1999............................................................................      *

   3.36  --  Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated September 3, 1999
               (File No. 001-11954), filed on October 25, 1999................................................      *

   3.37  --  Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 24, 1999
               (File No. 001-11954), filed on December 23, 1999...............................................      *

   3.38  --  Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No.
               001-11954), filed on May 19, 2000..............................................................      *

   3.39  --  Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No.
               001-11954), filed on June 16, 2000.............................................................      *

   3.40  --  Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated December 8, 2000
               (File No. 001-11954), filed on December 28, 2000...............................................      *

   3.41  --  Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust's Registration Statement on Form S-8 (File
               No. 333-68462), filed on August 27, 2001.......................................................      *

   3.42  --  Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 of Vornado Realty Trust's Current Report on Form 8-K (File No.
               001-11954), filed on October 12, 2001..........................................................      *

   3.43  --  Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -
               Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust's Current Report on Form 8-K
               (File No. 001-11954), filed on October 12, 2001................................................      *

    4.1  --  Instruments defining the rights of security holders (see Exhibits 3.1 through 3.22 of this
               Annual Report on Form 10-K)

    4.2  --  Indenture dated as of November 24, 1993 between Vornado Finance Corp. and Bankers Trust Company, as Trustee - Incorporated by reference to Vornado's Current Report on Form 8-K dated
               November 24, 1993 (File No. 001-11954), filed December 1, 1993.................................      *

----------
*     Incorporated by reference

 EXHIBIT
   NO.
--------
   4.3.  --  Specimen certificate representing Vornado's Common Shares of Beneficial Interest, par value
               $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration
               Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995...........................     *

   4.4.  --  Specimen certificate representing Vornado's $3.25 Series A Preferred Shares of Beneficial
               Interest, liquidation preference $50.00 per share, no par value - Incorporated by reference to
               Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No. 001-11954),
               filed on April 8, 1997.........................................................................     *

   4.5.  --  Specimen certificate evidencing Vornado's Series B 8.5% Cumulative Redeemable Preferred Shares
               of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on Form 8-A (File No.
               001-11954), filed on March 15, 1999............................................................     *

   4.6.  --  Specimen certificate evidencing Vornado's 8.5% Series C Cumulative Redeemable Preferred Shares
               of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on Form 8-A (File No.
               001-11954), filed May 19, 1999.................................................................     *

   4.7.  --  Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, LaSalle Bank
               National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc. - Incorporated by
               reference to Exhibit 10.48 of Vornado's Annual Report on Form 10-K for the year ended
               December 31, 1999 (File No. 1-11954), filed on March 9, 2000...................................     *

   10.1  --  Vornado Realty Trust's 1993 Omnibus Share Plan, as amended - Incorporated by reference to
               Exhibit 4.1 of Vornado Realty Trust's registration statement on Form S-8 (File No. 331-09159),
               filed on July 30, 1996.........................................................................     *

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

   10.4**--  Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of
               November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado
               Finance Corp., as mortgagee - Incorporated by reference to Vornado's Current Report on
               Form 8-K dated November 24, 1993 (File No. 001-11954), filed December 1, 1993..................      *

   10.5**--  1985 Stock Option Plan as amended - Incorporated by reference to Vornado's Quarterly Report on
               Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed June 9, 1987...............      *

   10.6**--  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan - Incorporated by reference to Vornado's
               Quarterly Report on Form 10-Q for quarter ended October 26, 1985 (File No. 001-11954), filed
               December 9, 1985...............................................................................      *

----------
*     Incorporated by reference

**    Management contract or compensatory plan

 EXHIBIT
   NO.
--------
   10.7**   --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by reference to Vornado's
                  Quarterly Report on Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed
                  June 9, 1987...................................................................................      *

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

   10.12**  --  Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2,
                  1996 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                  December  31, 1996 (File No. 001-11954), filed March 13, 1997..................................      *

   10.13    --  Promissory Notes from Steven Roth to Vornado, Inc. dated December 29, 1992 and January 15, 1993
                  - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                  December 31, 1992 (File No. 001-11954), filed February 16, 1993................................      *

   10.14    --  Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992 -
                  Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                  December 31, 1992 (File No. 001-11954), filed February 16, 1993................................      *

   10.15    --  Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 -
                  Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                  December 31, 1992 (File No. 001-11954), filed February 16, 1993................................      *

   10.16    --  Promissory Note from Steven Roth to Vornado Realty Trust dated April 15, 1993 and June 17, 1993
                  - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                  December 31, 1993 (File No. 001-11954), filed March 24, 1994...................................      *

   10.17    --  Promissory Note from Richard Rowan to Vornado Realty Trust - Incorporated by reference to
                  Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File
                  No. 001-11954), filed March 24, 1994...........................................................      *

   10.18    --  Promissory Note from Joseph Macnow to Vornado Realty Trust - Incorporated by reference to
                  Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File
                  No. 001-11954), filed March 24, 1994...........................................................      *

----------
*     Incorporated by reference
**    Management contract or compensatory plan

 EXHIBIT
   NO.
--------
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
                 Alexander's, Inc., dated as of July 20, 1992 - Incorporated by reference to Vornado's Annual
                 Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                 February 16, 1993..............................................................................         *

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
                 Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995
                 (File No. 001-11954), filed February 21, 1995..................................................         *

   10.24   --  Management and Development Agreement, dated as of February 6, 1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed
                 February 21, 1995..............................................................................         *

   10.25   --  Standstill and Corporate Governance Agreement, dated as of February 6, 1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954),
                 filed February 21, 1995........................................................................         *

   10.26   --  Credit Agreement, dated as of March 15, 1995, among Alexander's Inc., as borrower, and Vornado            *
                 Lending Corp., as lender - Incorporated by reference from Annual Report on Form 10-K for the
                 year ended December 31, 1994 (File No. 001 - 11954), filed March 23, 1995......................         *

   10.27   --  Subordination and Intercreditor Agreement, dated as of March 15, 1995 among Vornado Lending
                 Corp., Vornado Realty Trust and First Fidelity Bank, National Association - Incorporated by
                 reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994
                 (File No. 001-11954), filed March 23, 1995.....................................................         *

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
                 together with related form of Note - Incorporated by reference to Exhibit 10.2 of Amendment
                 No. 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No. 333-40701)....         *

   10.30   --  Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 of
                 Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997.............         *

----------
*     Incorporated by reference

 EXHIBIT
   NO.
--------
   10.31  --  Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, the
                Mendik Company, L.P., and Bernard H. Mendik - Incorporated by reference to Exhibit 10.3 of
                Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997...............         *

   10.32  --  Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik
                Company, L.P. and David R. Greenbaum - Incorporated by reference to Exhibit 10.4 of Vornado's
                Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997.........................         *

   10.33  --  Agreement, dated September 28, 1997, between Atlanta Parent Incorporated, Portland Parent
                Incorporated and Crescent Real Estate Equities, Limited Partnership - Incorporated by reference to Exhibit 99.6 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed on
                October 8, 1997..................................................................................         *

   10.34  --  Contribution Agreement between Vornado Realty Trust, Vornado Realty L.P. and The Contributors
                Signatory - thereto - Merchandise Mart Properties, Inc. (DE) and Merchandise Mart Enterprises,
                Inc. - Incorporated by reference to Exhibit 10.34 of Vornado's Annual Report on Form 10-K/A for
                the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998....................         *

   10.35  --  Sale Agreement executed November 18, 1997, and effective December 19, 1997, between MidCity
                Associates, a New York partnership, as Seller, and One Penn Plaza LLC, a New York Limited
                liability company, as purchaser - Incorporated by reference to Exhibit 10.35 of Vornado's Annual
                Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed on April
                8, 1998..........................................................................................         *

   10.36  --  Promissory Notes from Michael D. Fascitelli to Vornado Realty Trust dated March 2, 1998 and
                April 30, 1998 - Incorporated by reference to Exhibit 10.37 of Vornado's Quarterly Report on
                Form 10-Q for the quarter ended March 31, 1998 (File No. 001-11954), filed May 13, 1998..........         *

   10.37  --  Credit Agreement dated as of June 22, 1998 among One Penn Plaza, LLC, as Borrower, The Lenders
                Party hereto, The Chase Manhattan Bank, as Administrative Agent - Incorporated by reference to
                Exhibit 10 of Vornado's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File
                No. 001-11954), filed August 13, 1998............................................................         *

   10.38  --  Registration Rights Agreement, dated as of April 1, 1998, between Vornado and the Unit Holders named herein - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado's
                Registration Statement on Form S-3 (File No. 333-50095), filed on May 6, 1998....................         *

   10.39  --  Registration Rights Agreement, dated as of August 5, 1998, between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.1 of Vornado's Registration Statement on
                Form S-3 (File No. 333-89667), filed on October 25, 1999.........................................         *

   10.40  --  Registration Rights Agreement, dated as of July 23, 1998, between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of Vornado's Registration Statement on
                Form S-3 (File No. 333-89667), filed on October 25, 1999.........................................         *

----------
*     Incorporated by reference

 EXHIBIT
   NO.
--------
   10.41   --  Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and
                 Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and
                 Vornado (as Mortgagee) - Incorporated by reference to Exhibit 10.47 of Vornado's Annual Report
                 on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000.         *

   10.42   --  Employment Agreement, dated January 22, 2000, between Vornado Realty Trust and Melvyn Blum -
                 Incorporated by reference to Exhibit 10.49 of Vornado's Annual Report on Form 10-K for the
                 period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000......................         *

   10.43   --  First Amended and Restated Promissory Note of Steven Roth, dated November 16, 1999 -
                 Incorporated by reference to Exhibit 10.50 of Vornado's Annual Report on Form 10-K for the
                 period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000......................         *

   10.44   --  Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust -
                 Incorporated by reference to Exhibit 10.51 of Vornado's Annual Report on Form 10-K for the
                 period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000......................         *

   10.45   --  Promissory Note of Melvyn Blum, dated March 24, 2000 - Incorporated by reference to Vornado's
                 Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-11954) filed on
                 May 5, 2000......................................................................................         *

   10.46   --  Promissory Note of Melvyn Blum, dated April 4, 2000 - Incorporated by reference to Vornado's
                 Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-11954) filed on
                 May 5, 2000......................................................................................         *

   10.47   --  Revolving Credit Agreement dated as of March 21, 2000 among Vornado Realty L.P., as borrower,
                 Vornado Realty Trust, as general partner, and UBS AG, as Bank - Incorporated by reference to
                 Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No.
                 001-11954) filed on May 5, 2000..................................................................         *

   10.48   --  Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty Trust,
                 Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E. Smith Commercial
                 Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E.
                 Smith Management, Inc. - Incorporated by reference to Exhibit 2.1 of Vornado Realty Trust's
                 Current Report on Form 8-K (File No. 001-11954), filed on January 16, 2002.......................         *

     12    --  Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share
                 Dividend Requirements

     21    --  Subsidiaries of the Registrant

     23    --  Consent of independent auditors