Form 10-Q
period 2002-03-31
VORNADO REALTY TRUST
filed 2002-05-01
CIK 899689

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                     MARCH 31, 2002
                                ------------------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       TO
                               ---------------------    ------------------------

Commission File Number:   001-11954
                        --------------------------------------------------------


                              VORNADO REALTY TRUST
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MARYLAND                                      22-1657560
------------------------------------------------  ------------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                            Identification Number)


888 SEVENTH AVENUE, NEW YORK, NEW YORK                         10019
---------------------------------------------  ---------------------------------
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

                                 [X] Yes [ ] No

      As of April 29, 2002, 106,513,918 of the registrant's common shares of beneficial interest are outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION:

         Item 1.    Financial Statements:                            Page Number
                                                                     -----------

                    Consolidated Balance Sheets as of
                    March 31, 2002 and December 31, 2001.............        3

                    Consolidated Statements of Income for the
                    Three Months Ended March 31, 2002 and
                    March 31, 2001...................................        4

                    Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 2002 and
                    March 31, 2001...................................        5

                    Notes to Consolidated Financial Statements.......        6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations....       19

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risks...............................       32



PART II. OTHER INFORMATION:

         Item 1.    Legal Proceedings................................       32

         Item 6.    Exhibits and Reports on Form 8-K.................       32

Signatures          .................................................       33

Exhibit Index       .................................................       34

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                              VORNADO REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS


(amounts in thousands, except share and per share amounts)                                      MARCH 31,     DECEMBER 31,
                                                                                               -----------    ------------
                                           ASSETS                                                 2002            2001
                                                                                               -----------    ------------
Real estate, at cost:
   Land.................................................................................       $ 1,500,874    $    895,831
   Buildings and improvements...........................................................         5,184,332       3,480,249
   Development costs and construction in progress.......................................           303,164         258,357
   Leasehold improvements and equipment.................................................           250,252          55,774
                                                                                               -----------    ------------
        Total...........................................................................         7,238,622       4,690,211
   Less accumulated depreciation and amortization.......................................          (592,897)       (506,225)
                                                                                              ------------    ------------
        Real estate, net................................................................         6,645,725       4,183,986
Cash and cash equivalents, including U.S. government obligations under
   repurchase agreements of $17,901 and $15,235.........................................           171,200         265,584
Escrow deposits and restricted cash.....................................................           249,955         204,463
Marketable securities...................................................................           130,144         126,774
Investments and advances to partially-owned entities, including
   Alexander's of $185,884 and $188,522.................................................           896,355       1,270,195
Due from Officers.......................................................................            18,151          18,197
Accounts receivable, net of allowance for doubtful accounts
   of $10,124 and $8,831................................................................            74,130          47,406
Notes and mortgage loans receivable.....................................................           313,965         258,555
Receivable arising from the straight-lining of rents....................................           148,222         138,154
Other assets............................................................................           282,760         264,029
                                                                                               -----------    ------------
                                                                                               $ 8,930,607    $  6,777,343
                                                                                               ===========    ============


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable.............................................................       $ 3,970,486    $  2,477,173
Revolving credit facility...............................................................                --              --
Accounts payable and accrued expenses...................................................           178,671         179,597
Officers' compensation payable..........................................................             9,664           6,708
Deferred leasing fee income.............................................................            11,759          11,940
Other liabilities.......................................................................            51,841          51,895
                                                                                               -----------    ------------
   Total liabilities....................................................................         4,222,421       2,727,313
                                                                                               -----------    ------------
Minority interest of unitholders in the Operating Partnership...........................         2,084,924       1,479,658
                                                                                              ------------    ------------
Commitments and contingencies
Shareholders' equity:

   Preferred shares of beneficial interest:
     no par value per share; authorized 45,000,000 shares;
     Series A:  liquidation preference $50.00 per share; issued and outstanding
       2,314,498 and 5,520,435 shares...................................................           115,728         276,024
     Series B:  liquidation preference $25.00 per share; issued and outstanding
       3,400,000 shares.................................................................            81,805          81,805
     Series C:  liquidation preference $25.00 per share; issued and outstanding
       4,600,000 shares.................................................................           111,148         111,148
   Common shares of beneficial interest: $.04 par value per share; authorized,
     150,000,000 shares; issued and outstanding, 105,918,233 and 99,035,023 shares......             4,237           3,961
   Additional capital...................................................................         2,420,754       2,162,512
   Distributions in excess of net income................................................          (120,368)        (95,647)
                                                                                               -----------    ------------
                                                                                                 2,613,304       2,539,803
   Deferred compensation shares earned but not yet delivered............................            38,253          38,253
   Deferred compensation shares issued but not yet earned...............................           (23,536)             --
   Accumulated other comprehensive loss.................................................               (55)         (2,980)
   Due from officers for purchase of common shares of beneficial interest...............            (4,704)         (4,704)
                                                                                               -----------    ------------
        Total shareholders' equity......................................................         2,623,262       2,570,372
                                                                                               -----------    ------------
                                                                                               $ 8,930,607    $  6,777,343
                                                                                               ===========    ============

                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per share amounts)


                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                              ----------------------
                                                                                 2002         2001
                                                                              ---------    ---------
  Revenues:
    Rentals ...............................................................   $ 301,760    $ 204,718
    Expense reimbursements ................................................      37,804       35,092
    Other income (including fee income
       from related parties of  $203 and $370) ............................       6,760        2,800
                                                                              ---------    ---------
  Total revenues ..........................................................     346,324      242,610
                                                                              ---------    ---------

  Expenses:
    Operating .............................................................     127,446       99,823
    Depreciation and amortization .........................................      47,588       31,865
    General and administrative ............................................      23,467       14,808
    Amortization of officer's deferred compensation expense ...............       6,875           --
    Costs of acquisitions not consummated .................................          --        5,000
                                                                              ---------    ---------
  Total expenses ..........................................................     205,376      151,496
                                                                              ---------    ---------

  Operating income ........................................................     140,948       91,114
  Income applicable to Alexander's ........................................       5,568       12,304
  Income from partially-owned entities ....................................      13,786       23,990
  Interest and other investment income ....................................       9,643       13,473
  Interest and debt expense ...............................................     (58,018)     (49,395)
  Net gain (loss) on disposition of wholly-owned and partially-owned assets       1,531       (4,723)
  Minority interest:
    Perpetual preferred unit distributions ................................     (18,460)     (17,326)
    Minority limited partnership earnings .................................     (14,477)      (9,629)
    Partially-owned entities ..............................................        (989)        (359)
                                                                              ---------    ---------
  Income before cumulative effect of change in accounting
    principle and extraordinary item ......................................      79,532       59,449
  Cumulative effect of change in accounting principle .....................     (30,129)      (4,110)
  Extraordinary item ......................................................          --        1,170
                                                                              ---------    ---------
  Net income ..............................................................      49,403       56,509
  Preferred share dividends (including accretion of issuance
    expenses of $0 and $719) ..............................................      (6,131)      (9,673)
                                                                              ---------    ---------
  NET INCOME applicable to common shares ..................................   $  43,272    $  46,836
                                                                              =========    =========

  NET INCOME PER COMMON SHARE - BASIC .....................................   $     .42    $     .54
                                                                              =========    =========

  NET INCOME PER COMMON SHARE - DILUTED ...................................   $     .40    $     .52
                                                                              =========    =========

  DIVIDENDS PER COMMON SHARE ..............................................   $     .66    $     .53
                                                                              =========    =========


                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)


                                                                                    FOR THE THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 2002         2001
                                                                                   ---------    ---------
    Net income .................................................................   $  49,403    $  56,509
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Cumulative effect of change in accounting principle ...................      30,129        4,110
         Extraordinary item ....................................................          --       (1,170)
         Minority interest .....................................................      33,926       27,314
         Net (gain) loss on disposition of wholly-owned and
           partially-owned assets ..............................................      (1,531)       4,723
         Depreciation and amortization .........................................      47,588       31,865
         Amortization of Officer's deferred compensation expense ...............       6,875           --
         Straight-lining of rental income ......................................     (10,068)      (7,895)
         Equity in income of Alexander's .......................................      (5,568)     (12,304)
         Equity in income of partially-owned entities ..........................     (13,786)     (23,990)
         Changes in operating assets and liabilities ...........................     (42,106)       5,215
                                                                                   ---------    ---------
    Net cash provided by operating activities ..................................      94,862       84,377
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development costs and construction in progress .............................     (22,622)     (40,577)
    Investments in partially-owned entities ....................................      (5,352)     (13,378)
    Distributions from partially-owned entities ................................      44,219       17,163
    Investment in notes and mortgage loans receivable ..........................     (55,236)     (10,069)
    Repayment of notes and mortgage loans receivable ...........................       2,500        1,000
    Cash restricted for tenant improvements ....................................      (8,432)      29,095
    Additions to real estate ...................................................     (16,672)     (27,161)
    Purchases of marketable securities .........................................          --       (5,000)
    Proceeds from sale of marketable securities ................................          --          742
    Real estate deposits and other .............................................          --        1,476
                                                                                   ---------    ---------
    Net cash used in investing activities ......................................     (61,595)     (46,709)
                                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common shares ....................................      56,658           --
    Proceeds from borrowings ...................................................          --       74,160
    Repayments of borrowings ...................................................     (45,090)     (56,513)
    Distributions to minority partners .........................................     (42,945)     (27,290)
    Dividends paid on common shares ............................................     (99,084)     (45,191)
    Dividends paid on preferred shares .........................................      (6,131)      (8,972)
    Exercise of stock options ..................................................       8,941        1,132
                                                                                   ---------    ---------
    Net cash used in financing activities ......................................    (127,651)     (62,674)
                                                                                   ---------    ---------

    Net decrease in cash and cash equivalents ..................................     (94,384)     (25,006)
    Cash and cash equivalents at beginning of period ...........................     265,584      136,989
                                                                                   ---------    ---------

    Cash and cash equivalents at end of period .................................   $ 171,200    $ 111,983
                                                                                   =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of $2,505 in 2002
       and $3,570 in 2001) .....................................................   $  56,005    $  50,385
                                                                                   =========    =========

NON-CASH TRANSACTIONS:
    Class A units issued in acquisitions .......................................   $ 607,155    $      --
    Financing assumed in acquisitions ..........................................     991,980           --
    Unrealized gain on securities available for sale ...........................       2,925          677


                See notes to consolidated financial statements.

                              VORNADO REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

      Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). Vornado is the sole general partner of, and owned approximately 79% of the common limited partnership interest in, the Operating Partnership at March 31, 2002. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of March 31, 2002, the consolidated statements of income for the three months ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vornado's annual report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

         The accompanying consolidated financial statements include the accounts of Vornado Realty Trust and its majority-owned subsidiary, Vornado Realty L.P., as well as entities in which the Company has a 50% or greater interest, provided that the Company exercises control (where the Company does not exercise control, such entities are accounted for under the equity method). All significant intercompany amounts have been eliminated. Equity interests in partially-owned corporate entities are accounted for under the equity method of accounting when the Company's ownership interest is more than 20% but less than 50%. When partially-owned investments are in partnership form, the 20% threshold may be reduced. For all other investments, the Company uses the cost method. Equity investments are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities.

      Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's investment securities include stock purchase warrants received from companies that provide fiber-optic network and broadband access to the Company's Office division tenants. SFAS No. 133 requires these warrants to be marked-to-market at each reporting period with the change in value recognized currently in earnings. The Company has previously marked-to-market changes in value through accumulated other comprehensive loss. Under SFAS No. 133, those changes are recognized through earnings, and accordingly, the Company has reclassified $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as of January 1, 2001. Future changes in value of such securities will be recorded through earnings.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. In the first quarter of 2002, the Company wrote-off goodwill of approximately $30,129,000 of which (i) $15,490,000 represents its share of the goodwill arising from the Company's investment in Temperature Controlled Logistics and (ii) $14,639,000 represents goodwill arising from the Company's acquisition of the Hotel Pennsylvania. The write-off has been reflected as a cumulative effect of a change in accounting principle. Earnings allocable to the minority limited partners has been reduced by their pro-rata share of the write-off of goodwill. Previously reported Net Income Applicable to Common Shares for the three months ended March 31, 2001 would have been approximately $300,000 higher if such goodwill was not amortized in the prior year's quarter.

      In August 2001, FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (effective January 1, 2003) and SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supersedes current accounting literature and now provides for a single accounting model for long-lived assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of an entity. The adoption of these statements did not have a material effect on the Company's financial statements; however under SFAS No. 144, if the Company were to dispose of a material operating property, such property's results of operations will have to be separately disclosed as discontinued operations in the Company's financial statements.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.    ACQUISITIONS, DISPOSITIONS AND FINANCINGS

ACQUISITIONS

      CHARLES E. SMITH COMMERCIAL REALTY L.P.

      On January 1, 2002, the Company completed the combination of Charles E. Smith Commercial Realty L.P. ("CESCR") with Vornado. Prior to the combination, Vornado owned a 34% interest in CESCR. The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of 15.6 million newly issued Vornado Operating Partnership units (valued at $607,155,000) and $991,980,000 of debt (66% of CESCR's total debt).

      This acquisition was recorded under the purchase method of accounting. The related purchase costs were allocated to acquired assets and assumed liabilities using their relative fair values as of January 1, 2002 based on valuations and other studies certain of which are not yet complete. Accordingly, the initial valuations are subject to change as such information is finalized. The Company believes that any such change will not be significant since the allocations were principally to real estate.

      The unaudited pro forma information set forth below presents the condensed consolidated statements of income for the Company for the three months ended March 31, 2001 as if the acquisition of the CESCR described above had occurred on January 1, 2001.


      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (in thousands, except per share amounts)                   For the Three Months Ended March 31,
                                                                      ------------------------------------
                                                                                             Pro Forma
                                                                             2002               2001
                                                                         ------------       ------------

           Revenues...........................................           $    346,324       $    337,594
                                                                         ============       ============
           Income before cumulative effect of change in accounting
             principle and extraordinary item.................           $     79,532       $     62,205
           Cumulative effect of change in accounting
             principle........................................                (30,129)            (4,110)
           Extraordinary item.................................                     --              1,170
                                                                         ------------       ------------
           Net income.........................................                 49,403             59,265
           Preferred share dividends..........................                 (6,131)            (9,673)
                                                                         ------------       ------------
           Net income per applicable to common shares.........           $     43,272       $     49,592
                                                                         ============       ============
           Net income per common share - basic................           $        .42       $        .57
                                                                         ============       ============
           Net income per common share - diluted..............           $        .40       $        .55
                                                                         ============       ============


      CRYSTAL GATEWAY ONE

      On March 7, 2002, the Company acquired for $55,000,000, a mortgage on a 360,000 square foot office building, which is in the Crystal City complex in Arlington, Virginia, together with an option to purchase the property. The Company presently owns 24 office buildings in Crystal City containing over 6.9 million square feet which it acquired on January 1, 2002, in connection with the Company's acquisition of Charles E. Smith Commercial Realty L.P. described above. The Company exercised its option to acquire the property from a limited partnership, which is approximately 50% owned by Messrs. Robert H. Smith and Robert P. Kogod, trustees of the Company, in exchange for approximately $13,700,000 of Vornado Realty L.P. Operating Partnership units. The acquisition of the building is expected to close within 90 days and is subject to receipt of certain consents from third parties and other customary conditions.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


DISPOSITIONS

      KINZIE PARK CONDOMINIUM UNITS

      In the first quarter of this year, the Company recognized a $1,531,000 gain from the sale of residential condominiums in Chicago, Illinois, which is included in the income statement caption "net gain on disposition of wholly-owned and partially-owned assets."

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

FINANCINGS

      On February 25, 2002, the Company sold 1,398,743 common shares based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $57,042,000.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.    INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

      The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:

      INVESTMENTS AND ADVANCES


      (amounts in thousands)                                            March 31, 2002         December 31, 2001
                                                                        --------------         -----------------
      Temperature Controlled Logistics..........................           $   464,512            $   474,862
      Charles E. Smith Commercial Realty L.P. ("CESCR")(1)......                    --                347,263
      Alexander's...............................................               185,884                188,522
      Newkirk Joint Ventures (2)................................               155,225                191,534
      Partially-Owned Office Buildings (3)......................                36,927                 23,346
      Starwood Ceruzzi Joint Ventures...........................                25,511                 25,791
      Park Laurel...............................................                 4,445                 (4,745)
      Management Companies and Other............................                23,851                 23,622
                                                                           -----------            -----------
                                                                           $   896,355            $ 1,270,195
                                                                           ===========            ===========

      -----------
      (1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.

      (2) The Company's investment in and advances to Newkirk Joint Ventures is comprised of:


                                                             March 31, 2002     December 31, 2001
                                                             --------------     -----------------
                  Investments in limited partnerships..       $     108,798      $     145,107
                  Mortgages and loans receivable.......              39,511             39,511
                  Other ...............................               6,916              6,916
                                                              -------------      -------------
                  Total ...............................       $     155,225      $     191,534
                                                              =============      =============

               On January 2, 2002, the Newkirk Joint Ventures' partnership interests were merged into a master limited partnership (the "MLP") in which the Company has a 21% interest. In conjunction with the merger, the MLP completed a $225,000 mortgage financing collateralized by its properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at March 31, 2002) and matures on January 31, 2005, with two one-year extension options. As a result of the financing on February 6, 2002, the MLP repaid approximately $28,200 of existing debt and distributed approximately $37,000 to the Company.

      (3) As at March 31, 2002, includes a 20% interest in a property which was part of the CESCR acquisition in 2002.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

INCOME

                                                 For The Three Months
         (amounts in thousands)                    Ended March 31,
                                               ----------------------
                                                 2002         2001
                                               -------      --------
Income applicable to Alexander's:
  33.1% share of equity in income ..........   $ 1,019      $ 7,156(1)
  Interest income ..........................     2,531        3,427
  Management and leasing fee income ........     2,018        1,721
                                               -------      -------
                                               $ 5,568      $12,304
                                               =======      =======
Temperature Controlled Logistics:
  60% share of equity in net income (2) ....   $ 3,807      $ 4,464
  Management fee (40% of 1% per annum of
     Total Combined Assets, as defined) ....     1,498        1,484
                                               -------      -------
                                                 5,305        5,948
                                               -------      -------

CESCR-34% share of equity in income ........        --(3)     7,367
                                               -------      -------

Newkirk Joint Ventures:
    Equity in income of limited partnerships     5,429(4)     6,242
    Interest and other income ..............     2,271        1,727
                                               -------      -------
                                                 7,700        7,969
                                               -------      -------
Partially-Owned Office Buildings (5) .......       550        1,264
Management Companies and Other .............       231        1,442(6)
                                               -------      -------
                                               $13,786      $23,990
                                               =======      =======


----------
(1) Equity in income includes $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001 and excludes $1,170 representing the Company's share of Alexander's extraordinary gain on the early extinguishment of debt on this property which is reflected as an extraordinary item on the consolidated statements of income. Management and leasing fee income include a fee of $520 paid to the Company in connection with the sale.
(2) Equity in net income for the three months ended March 31, 2002, reflects an increase in depreciation expense of $175 and a decrease in other non-recurring income of $260 and a decrease in interest income of $200.
(3) On January 1, 2002, the Company acquired the remaining 66% of CESCR. Accordingly, CESCR is consolidated as of January 1, 2002.
(4) Equity in income includes a charge of $590 in connection with the formation of the Master Limited Partnership in January 2002.
(5) 2002 includes a 20% interest in a property which was part of the acquisition of CESCR, and does not include 570 Lexington Avenue which was sold in May 2001.
(6) Includes $1,300 for the Company's share of the Starwood Ceruzzi Joint Venture's gain on the sale of a property.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      TEMPERATURE CONTROLLED LOGISTICS

      On February 22, 2001, the Vornado/Crescent Partnerships ("Landlord") restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000,000, (ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) allow AmeriCold Logistics to defer rent to December 31, 2003 to the extent cash is not available, as defined in the leases, to pay such rent. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $1,808,000 of rent it was due for the three months ended March 31, 2002, which together with previously deferred rent is $6,809,000.

      ALEXANDER'S

      Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under the management and development agreement, the Company has accrued a receivable of $1,031,000 at March 31, 2002 (of which $690,000 is recognized by the Company as income and the balance is reflected in the "Investment" account), which under the terms of the agreement is payable at completion of construction of Alexander's Lexington Avenue project in 2004. The Company is also owed $1,667,000 under the leasing agreement which is payable in 2002.

      At March 31, 2002, the Company has loans receivable from Alexander's of $119,000,000, including $24,000,000 under the $50,000,000 line of credit the
Company granted to Alexander's on August 1, 2000. The loan and the line of credit were extended to April 15, 2003. The interest rates on the loan and line of credit were reset on March 15, 2002, from 13.74% to 12.48%, using a LIBOR index (with a 3% floor) plus the same spread to treasuries as previously existed.

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

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.    OTHER RELATED PARTY TRANSACTIONS

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $203,000 and $370,000 for the three months ended March 31, 2002 and 2001.

      The estate of Bernard Mendik and certain other individuals including Mr. Greenbaum, own an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $13,500,000 and $12,900,000 for the three months ended March 31, 2002 and 2001.

      Effective January 1, 2002, the Company extended its employment agreement with Mr. Fascitelli for a five year period through December 31, 2006. Pursuant to the extended employment agreement, he is entitled to receive a deferred payment on December 31, 2006 of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000 (the value of the shares on March 8, 2002, the date the extended employment agreement was signed). The number of shares was set by the Company's Compensation Committee in December 2001 to achieve a value of $25,000,000 and had appreciated $2,500,000 as of March 8, 2002. The shares are being held in an irrevocable trust for the benefit of Mr. Fascitelli and will vest on December 31, 2002. Mr. Fascitelli will also receive regular annual cash compensation as determined by the Company's Compensation Committee and will continue as a member of Vornado's Board. Mr. Fascitelli may also borrow up to $20,000,000 from the Company during the term of his 2002 employment agreement reduced by $8,600,000, the amount of his outstanding loans under his 1996 employment agreement. Each loan will bear interest, payable quarterly, at the applicable Federal Rate on the date the loan is made and will mature on the fifth anniversary of the loan.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.    INCOME PER SHARE

      The following table sets forth the computation of basic and diluted income per share:


                                                                               For The Three Months
                                                                                 Ended March 31,
                                                                           ------------------------------
                                                                                2002             2001
                                                                           ------------       -----------
(amounts in thousands except per share amounts)

Numerator:
    Income before cumulative effect of change in
      accounting principle and extraordinary item................          $     79,532       $   59,449
    Cumulative effect of change in accounting
      principle..................................................               (30,129)          (4,110)
    Extraordinary item...........................................                    --            1,170
                                                                           ------------       ----------
    Net income...................................................                49,403           56,509
    Preferred share dividends....................................                (6,131)          (9,673)
                                                                           ------------       ----------

Numerator for basic and diluted income per
    share - net income applicable to common shares...............          $     43,272       $   46,836
                                                                           ============       ==========

Denominator:
    Denominator for basic income per share - weighted
      average shares.............................................               103,053           86,827
    Effect of dilutive securities:
      Employee stock options.....................................                 3,987            2,554
      Deferred compensation shares issued but not yet earned.....                   177               --

    Denominator for diluted income per share -
      adjusted weighted average shares and
      assumed conversions........................................
                                                                           ------------       ----------
                                                                                107,217           89,381
                                                                           ============       ==========

INCOME PER COMMON SHARE - BASIC:
      Income before cumulative effect of change in
        accounting principle and extraordinary item..............          $        .71       $      .58
      Cumulative effect of change in accounting
        principle................................................                  (.29)           (.05)
      Extraordinary item.........................................                    --              .01
                                                                           ------------       ----------
      Net income per common share................................          $        .42       $      .54
                                                                           ============       ==========

INCOME PER COMMON SHARE - DILUTED:
      Income before cumulative effect of change in
        accounting principle and extraordinary item..............          $        .68       $      .56
      Cumulative effect of change in accounting
         principle...............................................                  (.28)           (.05)
      Extraordinary item.........................................                    --              .01
                                                                           ------------       ----------
      Net income per common share................................          $        .40       $      .52
                                                                           ============       ==========

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    COMPREHENSIVE INCOME

      The following table sets forth the Company's comprehensive income:


        (amounts in thousands)                                           For The Three Months
                                                                            Ended March 31,
                                                                      -------------------------
                                                                         2002             2001
                                                                      -----------      --------

        Net income applicable to common shares.................       $    43,272      $ 46,836
        Adjustment to record cumulative effect of change
            in accounting principle............................                --         4,110
        Other comprehensive income.............................             2,925           518
                                                                      -----------      --------
        Comprehensive income...................................       $    46,197      $ 51,464
                                                                      ===========      ========


9.    COMMITMENTS AND CONTINGENCIES

      At March 31, 2002, the Company's revolving credit facility had a zero balance, and the Company utilized $80,510,000 of availability under the facility for letters of credit and guarantees.

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

      The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies are excluding terrorist acts from coverage in all risk policies. In 2002, the Company has been unable to obtain all risk insurance which includes coverage for terrorists acts for policies it has renewed including the New York City Office portfolio and may not be able to obtain such coverage for any of its other properties in the future. In March 2002, however, the Company obtained $200 million of separate coverage for terrorist acts for its New York City Office portfolio. Therefore, the Company is at risk for financial loss in excess of $200 million for terrorist acts (as defined) regarding this portfolio, which loss could be material.

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

      From time to time, the Company has disposed of substantial amounts of real estate to third parties for which, as to certain properties, it remains contingently liable for rent payments or mortgage indebtedness.

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

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. SEGMENT INFORMATION

    The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                     ---------------------------------------------------------------------------------------------
                                                                      2002                                            2001
                                     -----------------------------------------------------------------------   -------------------
                                                                                     TEMPERATURE
                                                                      MERCHANDISE     CONTROLLED
(AMOUNTS IN THOUSANDS)                TOTAL      OFFICE     RETAIL        MART        LOGISTICS     OTHER(2)    TOTAL      OFFICE
----------------------               --------   --------   --------   ------------   ------------   --------   --------   --------
Rentals............................  $301,760   $213,812   $29,070      $47,010        $    --      $11,868    $204,718   $113,860
Expense reimbursements.............    37,804     21,407    12,017        3,343             --        1,037      35,092     19,041
Other income.......................     6,760      4,983       214        1,417             --          146       2,800        572
                                     --------   --------   -------      -------        -------      -------    --------   --------
Total revenues.....................   346,324    240,202    41,301       51,770             --       13,051     242,610    133,473
                                     --------   --------   -------      -------        -------      -------    --------   --------
Operating expenses.................   127,446     82,233    14,681       21,227             --        9,305      99,823     55,761
Depreciation and amortization......    47,588     34,130     3,380        6,480             --        3,598      31,865     18,644
General and administrative.........    23,467      9,110       570        4,811             --        8,976      14,808      3,370
Amortization of officer's deferred
  compensation expense.............     6,875         --        --           --             --        6,875          --         --
Costs of acquisitions not
  consummated......................        --         --        --           --             --           --       5,000         --
                                     --------   --------   -------      -------        -------      -------    --------   --------
Total expenses.....................   205,376    125,473    18,631       32,518             --       28,754     151,496     77,775
                                     --------   --------   -------      -------        -------      -------    --------   --------
Operating income...................   140,948    114,729    22,670       19,252             --      (15,703)     91,114     55,698
Income applicable to Alexander's...     5,568         --        --           --             --        5,568      12,304         --
Income from partially-owned
  entities.........................    13,786        550       229            2        5,305(6)       7,700      23,990      8,695
Interest and other investment
  income...........................     9,643      1,111        79          135             --        8,318      13,473      2,298
Interest and debt expense..........   (58,018)   (34,762)  (13,693)      (7,183)            --       (2,380)    (49,395)   (16,607)
Net gain on disposition of wholly-
  owned and partially-owned
  assets...........................     1,531         --        --        1,531             --           --      (4,723)        --
Minority interest..................   (33,926)   (32,705)   (3,620)      (5,905)         3,972        4,332     (27,314)   (13,589)
                                     --------   --------   -------      -------        -------      -------    --------   --------
Income before cumulative effect of
  change in accounting principle
  and extraordinary item...........    79,532     48,923     5,665        7,832          9,277        7,835      59,449     36,495
Cumulative effect of change in
  accounting principle.............   (30,129)        --        --           --        (15,490)     (14,639)     (4,110)        --
Extraordinary item.................        --         --        --           --             --           --       1,170         --
                                     --------   --------   -------      -------        -------      -------    --------   --------
Net income.........................    49,403     48,923     5,665        7,832         (6,213)      (6,804)     56,509     36,495
Cumulative effect of change in
  accounting principle.............    30,129         --        --           --         15,490       14,639       4,110         --
Extraordinary item.................        --         --        --           --             --           --      (1,170)        --
Minority interest..................    33,926     32,705     3,620        5,905         (3,972)      (4,332)     27,314     13,589
Interest and debt expense(4).......    74,293     35,266    14,328        7,183          6,559       10,957      73,254     27,447
Depreciation and amortization(4)...    60,575     34,594     3,650        6,480          8,909        6,942      47,918     23,644
Straight-lining of rents(4)........    (9,039)    (7,310)     (429)      (1,049)            --         (251)     (7,737)    (5,955)
Other..............................      (259)    (1,300)      700         (123)           464           --     (10,557)    (1,590)
                                     --------   --------   -------      -------        -------      -------    --------   --------
EBITDA(1)..........................  $239,028   $142,878   $27,534      $26,228        $21,237      $21,151    $189,641   $ 93,630
                                     ========   ========   =======      =======        =======      =======    ========   ========

                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                     -------------------------------------------------
                                                           2001
                                     -------------------------------------------------
                                                               TEMPERATURE
                                                MERCHANDISE     CONTROLLED
(AMOUNTS IN THOUSANDS)                RETAIL        MART        LOGISTICS     OTHER(2)
----------------------               --------   ------------   ------------   --------
Rentals............................  $28,137      $47,005        $    --      $15,716
Expense reimbursements.............   11,295        3,973             --          783
Other income.......................    1,429          719             --           80
                                     -------      -------        -------      -------
Total revenues.....................   40,861       51,697             --       16,579
                                     -------      -------        -------      -------
Operating expenses.................   14,852       21,132             --        8,078
Depreciation and amortization......    4,463        6,442             --        2,316
General and administrative.........      583        4,595             --        6,260(4)
Amortization of officer's deferred
  compensation expense.............       --           --             --           --
Costs of acquisitions not
  consummated......................       --           --             --        5,000
                                     -------      -------        -------      -------
Total expenses.....................   19,898       32,169             --       21,654
                                     -------      -------        -------      -------
Operating income...................   20,963       19,528             --       (5,075)
Income applicable to Alexander's...       --           --             --       12,304
Income from partially-owned
  entities.........................    1,897          113          5,948        7,337
Interest and other investment
  income...........................       --          663             --       10,512
Interest and debt expense..........  (14,149)      (9,669)            --       (8,970)
Net gain on disposition of wholly-
  owned and partially-owned
  assets...........................       --           --             --       (4,723)
Minority interest..................   (3,989)      (3,644)        (3,010)      (3,082)
                                     -------      -------        -------      -------
Income before cumulative effect of
  change in accounting principle
  and extraordinary item...........    4,722        6,991          2,938        8,303
Cumulative effect of change in
  accounting principle.............       --           --             --       (4,110)
Extraordinary item.................       --           --             --        1,170
                                     -------      -------        -------      -------
Net income.........................    4,722        6,991          2,938        5,363
Cumulative effect of change in
  accounting principle.............       --           --             --        4,110
Extraordinary item.................       --           --             --       (1,170)
Minority interest..................    3,989        3,644          3,010        3,082
Interest and debt expense(4).......   14,791        9,669          6,713       14,634
Depreciation and amortization(4)...    4,727        6,442          8,408        4,697
Straight-lining of rents(4)........     (161)      (1,108)            --         (513)
Other..............................     (500)          --            112       (8,579)(5)
                                     -------      -------        -------      -------
EBITDA(1)..........................  $27,568      $25,638        $21,181      $21,624
                                     =======      =======        =======      =======

------------------------------------------------

See footnotes 1-7 on page 17.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

(2)      Other EBITDA is comprised of:



           (amounts in thousands)                                  For the Three Months
                                                                      Ended March 31,
                                                                 ------------------------
                                                                   2002             2001
                                                                 ---------        -------
           Hotel Pennsylvania (3).........................       $     753        $ 5,280
           Newkirk Joint Ventures:
             Equity in income of limited partnerships.....          15,029         13,372
             Interest and other income....................           2,271          1,727
           Alexander's....................................           8,006          6,200
           Unallocated general and administrative
               expenses...................................          (7,720)        (7,533)
           Amortization of Officer's deferred compensation
               expense....................................          (6,875)            --
           Investment income and other....................           9,687(7)      12,301
           Costs of acquisitions not consummated..........              --         (5,000)
           Write-off of investments in technology
               companies..................................              --         (4,723)
                                                                 ---------      ---------
                    Total.................................       $  21,151        $21,624
                                                                 =========        =======


(3) Average occupancy and REVPAR for the Hotel Pennsylvania were 49.6% and $58 for the three months ended March 31, 2002 compared to 57.5% and $80 for the prior year's quarter.

(4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(5) Includes the elimination of $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.

(6) Net of rent not recognized of $1,808 for the three months ended March 31, 2002.

(7) No income was recognized on the Company's loans to Primestone Investment Partners, L.P. and Vornado Operating Company for the three months ended March 31, 2002.


11. SUBSEQUENT EVENT

    On April 30, 2002, the Company acquired 7,944,893 partnership units of Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE), at a foreclosure auction. The partnership units had been pledged to the Company as collateral for loans to Primestone Investment Partners L.P. (Primestone). The price the Company paid for the units was $8.35 per unit, the April 30, 2002 closing price on The New York Stock Exchange of the PGE shares for which the partnership units are exchangeable on a one-for-one basis. Primestone and its affiliated guarantors remain liable for the deficiency under the loans. As previously reported, a subsidiary of Cadim, Inc. owns a 50% participation interest in the loans to Primestone held by the Company. Under the participation arrangement, the Cadim affiliate has the right to acquire 50% of the partnership units that the Company acquired at the foreclosure auction (or the PGE shares into which they may be exchanged).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially form those expressed in these forward-looking statements. You can find may of these statements by looking for words such as "believes," "expects," "anticipates," "intends," "plans" or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K under "Forward-Looking Statements." For these statements, we claim protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         OVERVIEW

         Below is a summary of net income and EBITDA(1) by segment for the three months ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002, reflect the Company's January 1, 2002 acquisition of the remaining 66% of Charles E. Smith Commercial Realty ("CESCR") it did not previously own and the resulting consolidation of CESCR's operations. See Supplemental Information beginning on page 27 for Condensed Proforma
Operating Results for the three months ended March 31, 2001 giving effect to the CESCR acquisition as if it had occurred on January 1, 2001. Further, the Supplemental Information contains data regarding (ii) details of the changes by segment in EBITDA for the three months ended March 31, 2002 compared to the three months ended December 31, 2001 and (iii) leasing activity.


(amounts in thousands)                                                     Three Months Ended March 31, 2002
                                                 -----------------------------------------------------------------------------------
                                                                                                          Temperature
                                                                                         Merchandise      Controlled
                                                   Total      Office       Retail           Mart          Logistics       Other(2)
                                                 --------    --------     --------       ----------       ----------     ----------
Rentals.......................................   $301,760    $213,812     $ 29,070       $   47,010       $       --     $   11,868
Expense reimbursements........................     37,804      21,407       12,017            3,343               --          1,037
Other income..................................      6,760       4,983          214            1,417               --            146
                                                 --------    --------     --------       ----------       ----------     ----------
Total revenues................................    346,324     240,202       41,301           51,770               --         13,051
                                                 --------    --------     --------       ----------       ----------     ----------
Operating expenses............................    127,446      82,233       14,681           21,227               --          9,305
Depreciation and amortization.................     47,588      34,130        3,380            6,480               --          3,598
General and administrative....................     23,467       9,110          570            4,811               --          8,976
Amortization of officer's deferred
  compensation expense........................      6,875          --           --               --               --          6,875
                                                 --------    --------     --------       ----------       ----------     ----------
Total expenses................................    205,376     125,473       18,631           32,518               --         28,754
                                                 --------    --------     --------       ----------       ----------     ----------
Operating income..............................    140,948     114,729       22,670           19,252               --        (15,703)
Income applicable to Alexander's..............      5,568          --           --               --               --          5,568
Income from partially-owned entities..........      13,786        550          229                2            5,305(6)       7,700
Interest and other investment income..........       9,643      1,111           79              135               --          8,318
Interest and debt expense.....................     (58,018)   (34,762)     (13,693)          (7,183)              --         (2,380)
Net gain on disposition of wholly-owned and
 partially-owned assets.......................       1,531         --           --            1,531               --             --
Minority interest.............................     (33,926)   (32,705)      (3,620)          (5,905)           3,972          4,332
                                                 ---------   --------     --------       ----------       ----------     ----------
Income before cumulative effect of change in
 accounting principle and extraordinary item..      79,532     48,923        5,665            7,832            9,277          7,835
Cumulative effect of change in accounting
 principle....................................     (30,129)        --           --               --          (15,490)       (14,639)
Extraordinary item............................          --         --           --               --               --             --
                                                 ---------   --------     --------       ----------       ----------     ----------
Net income....................................      49,403     48,923        5,665            7,832           (6,213)        (6,804)
Cumulative effect of change in accounting
 principle....................................      30,129         --           --               --           15,490         14,639
Extraordinary item............................          --         --           --               --               --             --
Minority interest.............................      33,926     32,705        3,620            5,905           (3,972)        (4,332)
Interest and debt expense(4)..................      74,293     35,266       14,328            7,183            6,559         10,957
Depreciation and amortization(4)..............      60,575     34,594        3,650            6,480            8,909          6,942
Straight-lining of rents(4)...................      (9,039)    (7,310)        (429)          (1,049)              --           (251)
Other.........................................        (259)    (1,300)         700             (123)             464             --
                                                 ---------   --------     --------       ----------       ----------     ----------
EBITDA(1).....................................   $ 239,028   $142,878     $ 27,534       $   26,228       $   21,237     $   21,151
                                                 =========   ========     ========       ==========       ==========     ==========


(amounts in thousands)                                                     Three Months Ended March 31, 2001
                                                 --------------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                         Merchandise     Controlled
                                                  Total       Office       Retail           Mart         Logistics     Other(2)
                                                 --------    --------     --------       ----------      ----------   ----------
Rentals......................................... $204,718    $113,860     $ 28,137       $   47,005      $       --   $   15,716
Expense reimbursements..........................   35,092      19,041       11,295            3,973              --          783
Other income....................................    2,800         572        1,429              719              --           80
                                                 --------    --------     --------       ----------      ----------   ----------
Total revenues..................................  242,610     133,473       40,861           51,697              --       16,579
                                                 --------    --------     --------       ----------      ----------   ----------
Operating expenses..............................   99,823      55,761       14,852           21,132              --        8,078
Depreciation and amortization...................   31,865      18,644        4,463            6,442              --        2,316
General and administrative......................   14,808       3,370          583            4,595              --        6,260(4)
Costs of acquisitions not consummated...........    5,000          --           --               --              --        5,000
                                                 --------    --------     --------       ----------      ----------   ----------
Total expenses..................................  151,496      77,775       19,898           32,169              --       21,654
                                                 --------    --------     --------       ----------      ----------   ----------
Operating income................................   91,114      55,698       20,963           19,528              --       (5,075)
Income applicable to Alexander's................   12,304          --           --               --              --       12,304
Income from partially-owned entities............   23,990       8,695        1,897              113           5,948        7,337
Interest and other investment income............   13,473       2,298           --              663              --       10,512
Interest and debt expense.......................  (49,395)    (16,607)     (14,149)          (9,669)             --       (8,970)
Net gain on disposition of wholly-owned and
  partially-owned assets........................   (4,723)        --           --               --              --       (4,723)
Minority interest...............................  (27,314)    (13,589)      (3,989)          (3,644)         (3,010)      (3,082)
                                                 ---------   --------     --------       ----------      ----------   ----------
Income before cumulative effect of change in
  accounting principle and extraordinary item...   59,449      36,495        4,722            6,991           2,938        8,303
Cumulative effect of change in accounting
  principle.....................................   (4,110)         --           --               --              --       (4,110)
Extraordinary item..............................    1,170          --           --               --              --        1,170
                                                 --------    --------     --------       ----------      ----------   ----------
Net income......................................   56,509      36,495        4,722            6,991           2,938        5,363
Cumulative effect of change in accounting
  principle.....................................    4,110          --           --               --              --        4,110
Extraordinary item..............................   (1,170)         --           --               --              --       (1,170)
Minority interest...............................   27,314      13,589        3,989            3,644           3,010        3,082
Interest and debt expense(4)....................   73,254      27,447       14,791            9,669           6,713       14,634
Depreciation and amortization(4)................   47,918      23,644        4,727            6,442           8,408        4,697
Straight-lining of rents(4).....................   (7,737)     (5,955)        (161)          (1,108)             --         (513)
Other...........................................  (10,557)     (1,590)        (500)              --             112       (8,579)(5)
                                                 --------    --------     --------       ----------      ----------   ----------
EBITDA(1)....................................... $189,641    $ 93,630     $ 27,568       $   25,638      $  21,181    $  21,624
                                                 ========    ========     ========       ==========      =========    =========

-----------

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


         (amounts in thousands)                                          For the Three Months
                                                                            Ended March 31,
                                                                       -------------------------
                                                                          2002             2001
                                                                       ---------         -------
         Hotel Pennsylvania (3).................................       $     753         $ 5,280
         Newkirk Joint Ventures:
           Equity in income of limited partnerships.............          15,029          13,372
           Interest and other income............................           2,271           1,727
         Other partially-owned entities (Alexander's and other).           8,006           6,200
         Unallocated general and administrative expenses........          (7,720)         (7,533)
         Amortization of Officer's deferred compensation
             expense............................................          (6,875)             --
         Investment income and other............................           9,687(7)       12,301
         Costs of acquisitions not consummated..................              --          (5,000)
         Write-off of investments in technology companies.......              --          (4,723)
                                                                       ---------     -----------
                  Total.........................................       $  21,151         $21,624
                                                                       =========         =======

(3) Average occupancy and REVPAR for the Hotel Pennsylvania were 49.6% and $58 for the three months ended March 31, 2002 compared to 57.5% and $80 for the prior year's quarter.
(4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(5) Includes the elimination of $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.
(6) Net of rent not recognized of $1,808 for the three months ended March 31, 2002.
(7) No income was recognized on the Company's loans to Primestone Investment Partners, L.P. and Vornado Operating Company for the three months ended March 31, 2002.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

      Below are the details of the changes by segment in EBITDA.


                                                                                                    Temperature
                                                                                     Merchandise     Controlled
(amounts in thousands)                    Total         Office          Retail          Mart         Logistics        Other
----------------------                    -----         ------          ------          ----         ---------        -----
Three months ended March 31, 2001....  $  189,641    $   93,630        $  27,568     $  25,638       $  21,181        $ 21,624

2002 Operations:
     Same store operations(1)........       9,024         7,099              867         1,100              56(3)          (98)
     Acquisitions, dispositions and
        non-recurring income and
        expenses.....................      40,363        42,149             (901)         (510)             --            (375)
                                       ----------    ----------        ---------     ---------       ---------        --------
Three months ended March 31, 2002....  $  239,028    $  142,878(2)     $  27,534     $  26,228       $  21,237        $ 21,151
                                       ==========    ============      =========     =========       =========        ========
     % increase (decrease) in same
       store operations..............         4.8%         7.6%(2)           3.1%          4.3%            0.3%           (0.5%)

-----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) EBITDA and the same store percentage increase were $77,098 and 9.5% for the New York City office portfolio and $65,780 and 1.3% for the CESCR portfolio.
(3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. On February 22, 2001, the Vornado/Crescent Partnerships ("Landlord") restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000,000, (ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) allow AmeriCold Logistics to defer rent to December 31, 2003 to the extent cash is not available, as defined in the leases, to pay such rent. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $1,808,000 of rent it was due for the three months ended March 31, 2002, which together with previously deferred rent is $6,809,000.

         The tenant has advised the Landlord that (i) its revenue for the current quarter ended March 31, 2002 from the warehouses it leases from the Landlord, is lower than last year by 2.2%, and (ii) its gross profit before rent at these warehouses for the corresponding period is higher than last year by $367,000 (a 0.9% increase). The decrease in revenue is primarily attributable to a reduction customer inventory turns. The increase in gross profit is primarily attributable to lower payroll expenses.

      REVENUES

      The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues and other income were $346,324,000 for the three months ended March 31, 2002, compared to $242,610,000 in the prior year's quarter, an increase of $103,714,000 of which $99,715,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of their operations. Below are the details of the increase (decrease) by segment:


     (amounts in thousands)
                                         Date of                                                    Merchandise
                                       Acquisition            Total       Office        Retail           Mart           Other
                                       -----------          --------     --------     ---------    -------------      ---------
Property rentals:
  Acquisitions:
     CESCR (effect of acquisition of
       66% and consolidation vs.
       equity method accounting
       for 34%)..................      January 2002          $ 93,476     $93,476      $      --     $        --       $     --
     715 Lexington Avenue........      July 2001                  458         458             --              --             --
  Hotel activity.................                              (3,273)         --             --              --          (3,273)(1)
  Trade Shows activity...........                                (143)         --             --            (143)            --
  Leasing activity...............                               6,524       6,018            933             148           (575)
                                                             --------     -------      ---------     -----------       --------
  Total increase (decrease) in
     property rentals............                               97,04      99,952            933               5         (3,848)
                                                             --------     -------      ---------     -----------       --------
Tenant expense reimbursements:
  Increase (decrease) due to
     acquisitions/dispositions...                               2,383       2,383             --              --             --
  Other..........................                                 329         (17)           722            (630)           254
                                                             --------     -------      ---------     -----------       --------
Total increase (decrease) in tenant
     expense reimbursements......                               2,712       2,366            722            (630)           254
                                                             --------     -------      ---------     -----------       --------
Other Income:
  Increase due to
     acquisitions/dispositions...                               3,856       3,856             --              --             --
  Other..........................                                 104         555         (1,215)            698             66
                                                             --------     -------      ---------     -----------       --------
Total increase (decrease) in other
     income......................                               3,960       4,411         (1,215)            698             66
Total increase (decrease) in
     revenues....................                            $103,714    $106,729      $     440     $        73       $ (3,528)
                                                             ========    ========      =========     ===========       ========

------------
(1) Average occupancy and REVPAR for the Hotel Pennsylvania were 49.6% and $58.00 for the three months ended March 31, 2002 compared to 57.5% and $80.00 for the prior year's quarter.

     See supplemental information beginning on page 27 for further details.

      EXPENSES

      The Company's expenses were $205,376,000 for the three months ended March 31, 2002, compared to $151,496,000 in the prior year's quarter, an increase of $53,880,000 of which $31,628,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of their operations. Below are the details of the increase (decrease) by segment:


     (amounts in thousands)
                                                                                          Merchandise
                                              Total         Office          Retail            Mart           Other
                                              -----         ------          ------            ----           -----
   Operating:
       Acquisitions:
       CESCR (effect of
          acquisition of 66% and
          consolidation vs. equity
          method accounting
          for 34%).................          $ 26,974     $  26,974        $    --        $        --      $      --
                                             --------     ---------        -------        -----------      ---------
       715 Lexington Avenue..........             258           258             --                 --             --
       Hotel activity................            (236)           --             --                 --           (236)
       Trade Shows activity..........             (75)           --             --                (75)            --
       Same store operations.........             702          (760)          (171)               170          1,463
                                             --------     ---------        -------        -----------      ---------
                                               27,623        26,472           (171)                95          1,227
                                             --------     ---------        -------        -----------      ---------
   Depreciation and
       amortization:
       Acquisitions..................          15,580        15,580             --                 --             --
       Same store operations.........             143           (94)        (1,083)                38          1,282
                                             --------     ---------        -------        -----------      ---------
                                               15,723        15,486         (1,083)                38          1,282
                                             --------     ---------        -------        -----------      ---------
   General and administrative:
     Depreciation in value of
       Vornado shares and other
       securities held in officers'
       deferred compensation trust
       in the three months ended
       March 31, 2001................           2,282            --             --                 --          2,282
       Acquisitions..................           5,366         5,366             --                 --             --
     Other expenses..................           1,011           374            (13)               216            434
                                             --------     ---------        -------        -----------      ---------
     Total increase (decrease) in
       general and administrative....           8,659         5,740            (13)               216          2,716
                                             --------     ---------        -------        -----------      ---------
   Amortization of officer's
     deferred compensation expense...           6,875            --             --                 --          6,875
                                             --------     ---------        -------        -----------      ---------
   Costs of acquisitions not consummated       (5,000)           --             --                 --         (5,000)
                                             --------     ---------        -------        -----------      ---------
                                             $ 53,880     $  47,698        $(1,267)       $       349      $   7,100
                                             ========     =========        =======        ===========      =========

----------

      INCOME APPLICABLE TO ALEXANDER'S

      Income applicable to Alexander's (loan interest income, management, leasing and development fees, equity in income) was $5,568,000 in the three months ended March 31, 2002, compared to $12,304,000 in the prior year's quarter, a decrease of $6,736,000. This decrease resulted primarily from the Company's $6,298,000 share of Alexander's gain on the sale of its Fordham Road property in the prior year's quarter.

      INCOME FROM PARTIALLY-OWNED ENTITIES

      In accordance with accounting principles generally accepted in the United States, the Company reflects the income it receives from (i) entities it owns less than 50% of and (ii) entities it owns more than 50% of, but which have a partner who exercises significant control, on the equity method of accounting resulting in such income appearing on one line in the Company's consolidated statements of income. Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income of partially-owned entities for the three months ended March 31, 2002 as compared to the prior year:


(amounts in thousands)                                                                       Starwood
                                                   Temperature       Newkirk      Las        Ceruzzi    Partially-Owned  Management
                                                    Controlled        Joint    Catalinas      Joint         Office       Companies/
                                Total    CESCR       Logistics       Venture     Mall        Venture       Buildings        Other
                                -----    -----       ---------       -------     ----        -------       ---------       -----
MARCH  31, 2002:
  Revenues................... $121,024    N/A(1)     $   33,566     $ 74,857   $  3,392     $      --     $    9,209    $       --
                              --------               ----------     --------   --------     ---------     ----------    ----------
  Expenses:
    Operating, general and
      administrative.........  (12,533)   N/A            (1,915)      (5,180)      (909)         (550)        (3,979)           --
    Depreciation.............  (30,915)   N/A           (14,816)     (13,982)      (531)         (262)        (1,324)           --
    Interest expense.........  (43,467)   N/A           (10,932)     (29,965)    (1,043)           --         (1,527)           --
    Other, net...............    1,115    N/A               182           --         --           462            471            --
                              --------               ----------     --------   --------     ---------     ----------    ----------
  Net income/(loss).......... $ 35,224    N/A        $    6,085(2)  $ 25,730   $    909     $    (350)    $    2,850    $       --
                              ========               ==========     ========   ========     =========     ==========    ==========

  Vornado's interest.........             N/A                60%        21.1%        50%           80%            19%
  Equity in net income....... $  9,861    N/A        $    3,651     $  5,429   $    455     $    (280)    $      550    $       56
  Interest and other income..    2,427    N/A               156        2,271         --            --             --            --
  Fee income.................    1,498    N/A             1,498           --         --            --             --            --
                              --------               ----------     --------   --------     ---------     ----------    ----------
  Income from partially-owned
    entities................. $ 13,786    N/A        $    5,305     $  7,700   $    455     $    (280)    $      550    $       56
                              ========    ===        ==========     ========   ========     =========     ==========    ==========

MARCH 31, 2001:
  Revenues................... $214,784    93,937     $   34,496     $ 70,494   $  3,091     $     386     $   12,380    $       --
                              --------    ------    -----------     --------   --------     ---------     ----------    ----------
  Expenses:
    Operating, general and
      administrative.........  (43,655)  (31,654)        (2,232)      (3,370)      (704)         (237)        (5,458)           --
    Depreciation.............  (43,121)  (12,124)       (14,642)     (13,715)      (516)          (32)        (2,092)           --
    Interest expense.........  (75,465)  (28,405)       (11,416)     (32,283)    (1,055)           --         (2,306)           --
    Other, net...............    1,443       (76)           639         (519)        --         1,744            565          (910)
                              --------    ------    -----------     --------   --------     ---------     ----------    ----------
  Net income/(loss).......... $ 53,986  $ 21,678     $    6,845     $ 20,607   $    816     $   1,861     $    3,089    $     (910)
                              ========  ========    ===========     ========   ========     =========     ==========    ==========

  Vornado's interest.........                  34%           60%          30%        50%           80%            41%           50%
  Equity in net income....... $ 20,423     7,367     $    4,108     $  6,242   $    408     $   1,489     $    1,264    $     (455)
  Interest and other income..    2,083        --            356        1,727         --            --             --            --
  Fee income.................    1,484        --          1,484           --         --            --             --            --
                              --------    ------    -----------     --------   --------     ---------     ----------    ----------
  Income from partially-owned
    entities................. $ 23,990     7,367     $    5,948     $  7,969   $    408     $   1,489     $    1,264    $     (455)
                              ========    ======     ==========     ========   ========     =========     ==========    ==========

(DECREASE) INCREASE IN
  INCOME OF PARTIALLY-OWNED
    ENTITIES................. $(10,204)   (7,367)(1) $     (643)    $   (269)  $     47     $  (1,769)(3) $     (714)(4)$      511
                              ========  ========    ===========     ========   ========     =========     ==========    ==========



-----------
(1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
(2) Excludes the write-off of goodwill of $25,817 upon the adoption of SFAS 142 - "Goodwill and Other Intangible Assets." The Company's share of this write-off of $15,490 is reflected as a cumulative effect of change in accounting principle on the Company's Consolidated Statements of Income.
(3) The prior year's quarter includes a $1,300 for the Company's share of a gain on sale of a property.
(4) The quarter ended March 31, 2002 excludes 570 Lexington Avenue which was sold in May 2001.

      INTEREST AND OTHER INVESTMENT INCOME

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains and losses on sale of marketable securities) was $9,643,000 for the three months ended March 31, 2002, compared to $13,473,000 in the prior year's quarter, a decrease of $3,830,000. This decrease resulted primarily from the Company not recognizing income on its loans to Primestone Investment Partners, L.P. and Vornado Operating Company for the three months ended March 31, 2002. In the three months ended March 31, 2001 the Company recognized income of $3,247,000 and $601,000 in connection with these loans.

      INTEREST AND DEBT EXPENSE

      Interest and debt expense was $58,018,000 for the three months ended March 31, 2002, compared to $49,395,000 in the prior year's quarter, an increase of $8,623,000. This increase was primarily comprised of (i) $25,029,000 from the acquisition of the remaining 66% of CESCR and the resulting consolidation of their operations, partially offset by (ii) a $11,450,000 savings from a 337 basis point reduction in weighted average interest rates of the Company's variable rate debt and (iii) lower average outstanding debt balances.

      NET GAIN (LOSS) ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS

      Net gain on disposition of wholly-owned and partially-owned assets of $1,531,000 for the three months ended March 31, 2002, represents a gain from the sale of residential condominiums in Chicago, Illinois. Net loss on disposition of assets of $4,723,000 for the three months ended March 31, 2001 relates to the write-off of the Company's investment in a technology company.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. In the first quarter of 2002, the Company wrote-off goodwill of approximately $30,129,000 of which (i) $15,490,000 represents its share of the goodwill arising from the Company's investment in Temperature Controlled Logistics and (ii) $14,639,000 represents goodwill arising from the Company's acquisition of the Hotel Pennsylvania. The write-off has been reflected as a cumulative effect of a change in accounting principle.

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

      EXTRAORDINARY ITEM

      The Company recorded an extraordinary item of $1,170,000 in the first quarter of 2001 representing the Company's share of Alexander's extraordinary gain from early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

      THREE MONTHS ENDED MARCH 31, 2002

      Cash flow provided by operating activities of $94,862,000 was primarily comprised of (i) income of $49,403,000, (ii) adjustments for non-cash items of $89,096,000, partially offset by (iii) the net change in operating assets and liabilities of $42,106,000. The adjustments for non-cash items were primarily comprised of (i) a cumulative effect of change in accounting principle of $30,129,000, (ii) amortization of Officer's deferred compensation expense of $6,875,000, (iii) depreciation and amortization of $47,588,000, (iv) minority interest of $33,926,000, partially offset by (vi) the effect of straight-lining of rental income of $10,068,000, and (vii) equity in net income of partially-owned entities and income applicable to Alexander's of $19,354,000.

      Net cash used in investing activities of $61,595,000 was primarily comprised of (i) recurring capital expenditures of $11,303,000, (ii) non-recurring capital expenditures of $5,370,000, (iii) development and redevelopment expenditures of $22,622,000, (iv) investment in notes and mortgages receivable of $55,236,000, (v) investments in partially-owned entities of $5,352,000, partially offset by (v) distributions from partially-owned entities of $44,219,000 and (vi) repayments on notes receivable of $2,500,000.

      Net cash used in financing activities of $127,651,000 was primarily comprised of (i) dividends paid on common shares of $99,084,000, (ii) dividends paid on preferred shares of $6,131,000, (iii) distributions to minority partners of $42,945,000, (iv) repayments of borrowings of $45,090,000, partially offset by (v) proceeds from the issuance of common shares of $56,658,000, and (vi) proceeds from the exercise of employee share options of $8,941,000.

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


(amounts in thousands)
                                                             New York                           Merchandise
                                               Total       City Office      CESCR     Retail        Mart         Other
                                               -----       -----------      -----     ------        ----         -----
Capital Expenditures:
  Expenditures to maintain the assets:
     Recurring.........................       $ 2,128       $   1,262      $   159   $     35    $       672    $      --
     Non-recurring.....................         4,387           2,032        1,925         --            430           --
                                              -------       ---------      -------   --------    -----------    ---------
                                                6,515           3,294        2,084         35          1,102           --
                                              -------       ---------      -------   --------    -----------    ---------
  Tenant improvements:
     Recurring.........................         9,175           2,017        5,799        773            586           --
     Non-recurring.....................           983             983           --         --             --           --
                                              -------       ---------      -------   --------    -----------    ---------
                                               10,158           3,000        5,799        773            586           --
                                              -------       ---------      -------   --------    -----------    ---------
  Total................................       $16,673       $   6,294      $ 7,883   $    808    $     1,688    $      --
                                              =======       =========      =======   ========    ===========    =========

Leasing Commissions:
     Recurring.........................       $ 4,826       $   2,997      $ 1,066   $    119    $       644    $      --
     Non-recurring.....................         1,415           1,382           --         33             --           --
                                              -------       ---------      -------   --------    -----------    ---------
                                              $ 6,241       $   4,379      $ 1,066   $    152    $       644    $      --
                                              =======       =========      =======   ========    ===========    =========
Total Capital Expenditures and Leasing
 Commissions:
     Recurring.........................       $16,129       $   6,276      $ 7,024   $    927    $     1,902    $      --
     Non-recurring.....................         6,785           4,397        1,925         33            430           --
                                              -------       ---------      -------   --------    -----------    ---------
                                              $22,914       $  10,673      $ 8,949   $    960    $     2,332    $      --
                                              =======       =========      =======   ========    ===========    =========
Development and Redevelopment
  Expenditures:
      Palisades-Fort Lee, NJ...........       $ 2,603       $      --      $    --   $     --    $        --    $   2,603(1)
      Other............................        20,019          16,612           --      1,761            609        1,037
                                              -------       ---------      -------   --------    -----------    ---------
                                              $22,622       $  16,612      $    --   $  1,761    $       609    $   3,640
                                              =======       =========      =======   ========    ===========    =========


-----------
(1) Does not include $15,421 of Fort Lee development costs funded by a construction loan.

      THREE MONTHS ENDED MARCH 31, 2001

      Cash flows provided by operating activities of $84,377,000 was primarily comprised of (i) income of $56,509,000 and (ii) adjustments for non-cash items of $22,653,000 partially offset by (iii) the net change in operating assets and liabilities of $5,215,000. The adjustments for non-cash items are primarily comprised of (i) cumulative effect of change in accounting principle of $4,110,000, (ii) the write-off of an investment in marketable securities of $4,723,000, (iii) depreciation and amortization of $31,865,000 and (iv) minority interest of $27,314,000, partially offset by (v) the effect of straight-lining of rental income of $7,895,000 and (vi) equity in net income of partially-owned entities and income applicable to Alexander's of $36,294,000.

      Net cash used in investing activities of $46,709,000 was primarily comprised of (i) recurring capital expenditures of $14,352,000 (ii) non-recurring capital expenditures of $12,809,000 (iii) development and redevelopment expenditures of $40,577,000, (iv) investment in notes and mortgages receivable of $10,069,000, (v) investments in partially-owned entities of $13,378,000, partially offset by, (vi) distributions from partially-owned entities of $17,163,000 and (vii) a decrease in restricted cash arising primarily from the repayment of mortgage escrows of $29,095,000.

      Net cash used in financing activities of $62,674,000 was primarily comprised of (i) proceeds from borrowings of $74,160,000, partially offset by,
(ii) repayments of borrowings of $56,513,000, (iii) dividends paid on common shares of $45,191,000, (iv) dividends paid on preferred shares of $8,972,000, and (v) distributions to minority partners of $27,290,000.

      Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures.


                                                                   New York City                 Merchandise
(amounts in thousands)                                  Total          Office      Retail           Mart          Other
                                                        -----          ------      ------           ----          -----
Capital Expenditures:
    Expenditures to maintain the assets:
      Recurring...............................       $    4,434     $   2,922     $        96     $    449       $    967
      Non-recurring...........................           12,775         6,694              --        2,490          3,591
                                                     ----------     ---------     -----------     --------       --------
                                                         17,209         9,616              96        2,939          4,558
                                                     ----------     ---------     -----------     --------       --------
    Tenant improvements:
      Recurring...............................            9,918         8,573             244        1,101             --
      Non-recurring...........................               34            34              --           --             --
                                                     ----------     ---------     -----------     --------       --------
                                                          9,952         8,607              244       1,101             --
                                                     ----------     ---------     ------------    --------       --------
    Total.....................................       $   27,161     $  18,223     $        340    $  4,040       $  4,558
                                                     ==========     =========     ============    ========       ========

Leasing Commissions:
    Recurring.................................       $    5,643     $   2,769     $       325     $  2,414       $    135
    Non-recurring.............................            5,527         1,906              --        3,621             --
                                                     ----------     ---------     -----------     --------       --------
                                                     $   11,170     $   4,675     $       325     $  6,035       $    135
                                                     ==========     =========     ===========     ========       ========
Development and Redevelopment:
    Expenditures:
      Park Laurel (80% interest)..............       $   18,286     $       --    $        --     $     --       $ 18,286
      Market Square on Main Street............            9,127             --             --        9,127             --
      Other...................................           13,164          6,165             863          --          6,136(1)
                                                     ----------     ----------    ------------    --------       --------
                                                    $    40,577     $    6,165    $        863    $  9,127       $ 24,422
                                                    ===========     ==========    ============    ========       ========


----------
(1) Does not include $37,592 of Fort Lee development costs funded by a construction loan.

SUPPLEMENTAL INFORMATION

      Below is a summary of net income, EBITDA and funds from operations for the three months ended March 31, 2002 and 2001, giving effect to the CESCR acquisition as if it had occurred on January 1, 2001.


                                                          Three Months Ended
                                                        ------------------------
                                                                      March 31,
                                                        March 31,        2001
                                                          2002       (Pro Forma)
                                                        ----------   -----------
(amounts in thousands)
Revenues ............................................   $ 346,324    $ 337,594
                                                        =========    =========
Net income ..........................................   $  49,403    $  59,265
Preferred share dividends ...........................      (6,131)      (9,673)
                                                        ---------    ---------
Net income applicable to common shares ..............   $  43,272    $  49,592
                                                        =========    =========
Net income per common share - diluted ...............   $     .40    $     .55
                                                        =========    =========
EBITDA ..............................................   $ 239,028    $ 231,517
                                                        =========    =========
Funds from operations(1) ............................   $ 109,246    $  85,563
                                                        =========    =========
Shares used for determining funds from operations per
  share .............................................     110,423       97,399
                                                        =========    =========

-----------
(1)  Funds from operations in the three months ended March 31, 2002, includes
     (i) a $6,875 charge for one quarter's amortization in connection with the January 1, 2002 extension of the Company's employment agreement with Mr. Fascitelli, its President, which was valued for compensation purposes at $27,500, and (ii) $1,531 from a gain on sale of residential condominium units in Chicago, Illinois. Funds from operations in the three months ended March 31, 2001, includes (i) a charge of $5,000 for the write-off of costs associated with two acquisitions which were not consummated and (ii) a charge of $4,723 resulting from a write-off of an equity investment in a technology company. Funds from operations before these items and after minority interest was $113,474 in the three months ended March 31, 2002, compared to $94,095 in the prior year's quarter, a $19,379 increase, or 5.2% on a per share basis.

      Below are the details of the changes by segment in EBITDA for the three months ended March 31, 2002 from the three months ended December 31, 2001.


                                                                                                       Temperature
                                                                                       Merchandise      Controlled
(amounts in thousands)                    Total            Office          Retail          Mart          Logistics       Other
----------------------                    -----            ------          ------          ----          ---------       -----
Three months ended
     December 31, 2001...............   $ 202,020        $    95,111      $   29,731     $  30,265      $   19,897      27,016
2002 Operations:
     Same store operations(1)........       3,347              2,771            (955)(3)    (1,987)(3)       1,340       2,178
     Acquisitions, dispositions and
        other non-recurring income and
        expenses.....................      33,661             44,996          (1,242)       (2,050)             --      (8,043)
                                        ---------        -----------      ----------     ---------      ----------     -------
Three months ended
     March 31, 2002..................   $ 239,028        $   142,878(2)   $   27,534     $  26,228      $   21,237     $21,151
                                        =========        ===========      ==========     =========      ==========     =======
     % increase (decrease) in same
       store operations..............         1.7%               2.9%(2)        (3.2%)(3)     (6.6)% (3)       6.7%        8.1%


----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) Same store percentage increase was 3.1% for the New York City office portfolio, and 2.3% for the CESCR portfolio.
(3) Primarily due to the recognition of percentage rent and seasonal mall store rents in the three months ended December 31, 2001 in the case of the Retail segment and the timing of trade shows in the case of the Merchandise Mart segment.

LEASING ACTIVITY

      The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity for space previously occupied:


(square feet and cubic feet in thousands)

                                          Office                         Merchandise Mart
                                   --------------------               ---------------------- Temperature
                                   New York                                                   Controlled
                                     City       CESCR      Retail      Office     Showroom    Logistics
                                   --------    --------    ------     ---------  ----------  -----------
As of March 31, 2002:
  Square feet ..................    14,317       13,008     11,301      2,822      5,490     17,695
  Cubic feet ...................        --           --         --         --         --    445,200
  Number of properties .........        22           51         55          9          9         89
  Occupancy rate ...............        97%          94%        91%        90%        95%        81%
  Leasing Activity:
      For the quarter ended
        March 31, 2002:
          Square feet ..........       121(2)       459        114         56        203         --
          Rent per square foot:
            Initial rent (1) ...   $ 49.24      $ 31.33    $ 11.91    $ 21.09    $ 19.36         --
            Prior escalated rent   $ 33.00      $ 29.33    $  8.14    $ 20.66    $ 17.90         --
            Percentage increase         49%           7%        46%         2%         8%        --

As of December 31, 2001:
  Square feet ..................    14,300        4,386     11,301      2,840      5,532     17,695
  Cubic feet ...................        --           --         --         --         --    445,200
  Number of properties .........        22           51         55          9          9         89
  Occupancy rate ...............        97%          95%        92%        89%        96%        81%

As of March 31, 2001:

  Square feet ..................    14,410        4,248     11,300      2,869      5,044     17,495
  Cubic feet ...................        --           --         --         --         --    438,900
  Number of properties .........        22           50         55          9          9         88
  Occupancy rate ...............        97%          98%        92%        91%        98%        73%

-----------

(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2) In addition to the above, the Company leased 23,000 square feet of previously vacant space (first generation space - space which has been vacant for more than nine months) at an average initial rent per square foot of $57.31.

FUNDS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

      Funds from operations was $109,246,000 in the three months ended March 31, 2002, compared to $81,907,000 in the prior year's quarter, an increase of $27,339,000. Funds from operations in the three months ended March 31, 2002, includes (i) a $6,875,000 charge for one quarter's amortization in connection with the January 1, 2002 extension of the Company's employment agreement with Mr. Fascitelli, its President, which was valued for compensation purposes at $27,500,000, and (ii) a $1,531,000 gain from the sale of residential condominiums in Chicago, Illinois. Funds from operations in the three months ended March 31, 2001, includes (i) a $5,000,000 charge for the write-off of costs associated with two acquisitions which were not consummated and (ii) a $4,723,000 charge resulting from a write-off of an equity investment in a technology company. Funds from operations before these items and after minority interest was $113,474,000 in the three months ended March 31, 2002, compared to $90,439,000 in the prior year's quarter, a $23,035,000 increase over the prior year, a 9.7% increase on a per share basis.


      The following table reconciles funds from operations and net income:

(amounts in thousands)                                                          For the Three Months Ended March 31,
                                                                                ------------------------------------
                                                                                     2002                  2001
                                                                                     ----                  ----
Net income applicable to common shares....................................       $   43,272            $   46,836
Cumulative effect of a change in accounting principle.....................           30,129                 4,110
Extraordinary item........................................................               --                (1,170)
Depreciation and amortization of real property............................           45,487                31,040
Straight-lining of property rentals for rent escalations..................           (8,677)               (7,254)
Leasing fees received in excess of income recognized......................              318                  (124)
Depreciation of securities held in officer's deferred compensation trust..               --                (2,283)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at funds from operations:
      Depreciation and amortization of real property......................           12,881                16,053
      Net gain on sale of real estate (Alexander's Fordham Road property).               --                (6,298)
      Other...............................................................             (510)                 (489)
Minority interest in excess of preferential distributions.................          (15,535)               (3,936)
                                                                                 ----------            -----------
                                                                                    107,365                76,485
Series A preferred shares.................................................            1,881                 5,422
                                                                                 ----------            ----------
Funds from operations--diluted (1)........................................       $  109,246            $   81,907
                                                                                 ==========            ==========


      The number of shares that should be used for determining funds from operations per share is as follows:


(amounts in thousands)                                                              For the Three Months Ended
                                                                                             March 31,
                                                                                    --------------------------
                                                                                      2002                 2001
                                                                                      ----                 ----

Weighted average shares used for determining diluted income per share.....          107,217                89,381
    Series A preferred shares.............................................            4,303                 8,018
                                                                                 ----------            ----------
Shares used for determining diluted funds from operations per share (1)...          111,520                97,399
                                                                                 ==========            ==========

      Funds from operations does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures reported by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by NAREIT. Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified from this definition to adjust primarily for the effect of straight-lining of property rentals for rent escalations and leasing fee income.

      Below are the cash flows provided by (used in) operating, investing and financing activities:


               (amounts in thousands)                      For the Three Months Ended March 31,
                                                           ------------------------------------
                                                               2002                2001
                                                               ----                ----
               Operating activities.................       $    94,862           $    84,377
                                                           ===========           ===========
               Investing activities.................       $   (61,595)          $   (46,709)
                                                           ============          ============
               Financing activities.................       $  (127,651)          $   (62,674)
                                                           ============          ============


-----------
(1) Assuming all of the convertible units of the Operating Partnership were converted to shares, the minority interest in partnership earnings would not be deducted in calculating funds from operations and the shares used in calculating funds from operations per share would be increased to reflect the conversion. Funds from operations per share would not change. The following table reconciles funds from operations as shown above, to the Operating Partnership's funds from operations for the three months ended March 31, 2002 and 2001:


                                                  For the Three Months Ended March 31,
                                                  ------------------------------------
                                                        2002               2001
                                                        ----               ----
Funds from operations, as above..............        $  109,246        $   81,907
Addback of minority interest reflected as
 equity in the Operating Partnership.........            28,562            11,429
                                                     ----------        ----------
Operating Partnership funds from operations..        $  137,808        $   93,336
                                                     ==========        ==========


      The number of shares that should be used for determining Operating
Partnership funds from operations per share is as follows:

Shares used for determining diluted funds from
 operations per share, as above..............           111,520            97,399
Convertible units:
    Non-Vornado owned Class A units..........            21,388             5,823
    B-1 units................................               822               822
    B-2 units................................               411               411
    C-1 units................................               855               855
    E-1 units................................             5,680             5,680
                                                     ----------        ----------
Shares used for determining Operating
 Partnership diluted funds from
 operations per share........................           140,676           110,990
                                                     ==========        ==========


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

(amounts in thousands, except per share amounts)


                                                           March 31, 2002                          December 31, 2001
                                               ------------------------------------------       --------------------------
                                                               Weighted      Effect of 1%                       Weighted
                                                               Average        Change In                         Average
                                               Balance      Interest Rate     Base Rates        Balance      Interest Rate
                                               -------      -------------     ----------        -------      -------------
Wholly-owned debt:
       Variable rate..................      $  1,359,097    $     3.40%      $     12,356(1)    $1,182,605       3.39%
       Fixed rate.....................         2,611,389          7.19%                --        1,294,568       7.53%
                                            ------------                     ------------       ----------
                                            $  3,970,486          5.95%            12,356       $2,477,173
                                            ============                     ------------       ==========

Partially-owned debt:
       Variable rate..................      $     14,775          5.08%               148       $   85,516       5.63%
       Fixed rate.....................           774,938          8.59%                --        1,234,019        8.29%
                                            ------------                     ------------       ----------
                                            $    789,713          8.52%               148       $1,319,535
                                            ============                     ------------       ==========

Minority interest.....................                                             (2,626)
                                                                             ------------

Total decrease in the
  Company's annual net income.........                                       $      9,878
                                                                             ============
     Per share-diluted................                                       $        .09
                                                                             ============

-----------
(1) Excludes the effect of a $123,500 mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties, as the proceeds are in a restricted mortgage escrow account which bears interest at the same rate as the loan.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

      The following should be read in conjunction with Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

      On April 2, 2002, the Company filed a motion with the Court of Appeals either to vacate the stay pending Primestone's appeal from the affirmance of the Bankruptcy Court's dismissal of its bankruptcy case or to condition the continuance of the stay on the posting of a substantial bond by Primestone. On April 12, 2002, the Court of Appeals issued an order providing that the stay would be lifted unless Primestone posted a $15,000,000 bond on April 17, 2002. Primestone did not post the bond.

      On April 17, 2002 Primestone filed a motion to expedite oral argument or, alternatively, reinstate the stay pending appeal without a bond. In a telephone conference call held by the Court of Appeals with counsel for the Company and Primestone on April 18, counsel for the Company stated that it intended to reschedule the foreclosure auction for April 30, 2002. Following the conference call, the Court of Appeals issued an order scheduling oral argument on Primestone's appeal for May 2, 2002 and denying Primestone's request to maintain the stay pending appeal. On April 22, 2002, Primestone filed a motion seeking clarification and modification of the April 18 order to indicate that the Court of Appeals did not intend for Vornado to proceed with the foreclosure auction before the Court heard oral argument on the appeal. On April 26, 2002, the Court of Appeals denied that motion.

      On April 30, 2002, the Company acquired 7,944,893 partnership units of Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE), at a foreclosure auction held in New York City. The partnership units had been pledged to the Company as collateral for loans to Primestone Investment Partners L.P. (Primestone). The price the Company paid for the units was $8.35 per unit, the April 30, 2002 closing price on The New York Stock Exchange of the PGE shares for which the partnership units are exchangeable on a one-for-one basis. Primestone and its affiliated guarantors remain liable for the deficiency under the loans. As previously reported, a subsidiary of Cadim, Inc. owns a 50% participation interest in the loans to Primestone held by the Company. Under the participation arrangement, the Cadim affiliate has the right to acquire 50% of the partnership units that the Company acquired at the foreclosure auction (or the PGE shares into which they may be exchanged).

      If the Court of Appeals decides to reverse the dismissal of Primestone's bankruptcy petition, that decision will not affect the rights to the Units acquired by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed in the attached Exhibit Index.

 (b)    Reports on Form 8-K

         During the quarter ended March 31, 2002, the Company filed the following reports on Form 8-K and Form 8-K/A:


Period Covered:
(Date of Earliest
Event Reported)                             Items Reported                                 Dated Filed
---------------                             --------------                                 -----------
January 1, 2002         Consummation of merger with Charles E. Smith Commercial        January 16, 2002
                        Realty L.P.

January 1, 2002         Financial Statements and Pro Forma Financial Information         March 18, 2002
                        in connection with the consummation of the merger with
                        Charles E. Smith Commercial Realty L.P.

February 28, 2002       Announcement of underwriting agreement with Salomon Smith         March 1, 2002
                        Barney Inc., placement agency agreement with Merrill
                        Lynch & Co., Merrill Lynch, Pierce, Fenner, and Smith
                        Incorporated, and purchase agreement with Cohen & Steers
                        Quality Income Realty Fund, Inc., each relating to the
                        issuance of common shares.

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

                                                 VORNADO REALTY TRUST
                                        ----------------------------------------
                                                       (Registrant)



Date:  May 1, 2002                 By:        /s/ Joseph Macnow
                                       -----------------------------------------
                                       Joseph Macnow, Executive Vice President -
                                               Finance and Administration and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.
-------

    2.1  --       Agreement and Plan of Merger, dated as of October 18,
                  2001, by and among Vornado, Vornado Merger Sub L.P.,
                  Charles E. Smith Commercial Realty L.P., Charles E. Smith
                  Commercial Realty L.L.C., Robert H. Smith, individually,
                  Robert P. Kogod, individually, and Charles E. Smith
                  Management, Inc. - Incorporated by reference to Exhibit
                  2.1 of Vornado's Current Report on Form 8-K (File No.
                  001-11954), filed on January 16,
                  2002.....................................................  *

    3.1  --       Amended and Restated Declaration of Trust of Vornado, as
                  filed with the State Department of Assessments and
                  Taxation of Maryland on April 16, 1993 - Incorporated by
                  reference to Exhibit 3(a) of Vornado's Registration
                  Statement on Form S-4 (File No. 33-60286), filed on April
                  15, 1993.................................................  *

    3.2  --       Articles of Amendment of Declaration of Trust of Vornado,
                  as filed with the State Department of Assessments and
                  Taxation of Maryland on May 23, 1996 - Incorporated by
                  reference to Exhibit 3.2 of Vornado's Annual Report on
                  Form 10-K for the year ended December 31, 2001 (File No.
                  001-11954), filed on March 11, 2002......................  *

    3.3  --       Articles of Amendment of Declaration of Trust of Vornado,
                  as filed with the State Department of Assessments and
                  Taxation of Maryland on April 3, 1997 - Incorporated by
                  reference to Exhibit 3.3 of Vornado's Annual Report on
                  Form 10-K for the year ended December 31, 2001 (File No.
                  1-11954), filed on March 11, 2002........................  *

    3.4  --       Articles of Amendment of Declaration of Trust of Vornado,
                  as filed with the State Department of Assessments and
                  Taxation of Maryland on October 14, 1997 - Incorporated
                  by reference to Exhibit 3.2 of Vornado's Registration
                  Statement on Form S-3 (File No. 333-36080), filed on May
                  2, 2000..................................................  *

    3.5  --       Articles of Amendment of Declaration of Trust of Vornado,
                  as filed with the State Department of Assessments and
                  Taxation of Maryland on April 22, 1998 - Incorporated by
                  reference to Exhibit 3.1 of Vornado's Current Report on
                  Form 8-K, dated April 22, 1998 (File No. 001-11954),
                  filed on April 28, 1998..................................  *

    3.6  --       Articles of Amendment of Declaration of Trust of Vornado,
                  as filed with the State Department of Assessments and
                  Taxation of Maryland on November 24, 1999 - Incorporated
                  by reference to Exhibit 3.4 of Vornado's Registration
                  Statement on Form S-3 (File No. 333-36080), filed on May
                  2, 2000..................................................  *

    3.7  --       Articles of Amendment of Declaration of Trust of Vornado,
                  as filed with the State Department of Assessments and
                  Taxation of Maryland on April 20, 2000 - Incorporated by
                  reference to Exhibit 3.5 of Vornado's Registration
                  Statement on Form S-3 (File No. 333-36080), filed on May
                  2, 2000..................................................  *

    3.8  --       Articles of Amendment of Declaration of Trust of Vornado,
                  as filed with the State Department of Assessments and
                  Taxation of Maryland on September 14, 2000 - Incorporated
                  by reference to Exhibit 4.6 of Vornado's Registration
                  Statement on Form S-8 (File No. 333-68462), filed on
                  August 27, 2001.........................................   *

    3.9  --       Articles Supplementary Classifying Vornado's $3.25 Series
                  A Preferred Shares of Beneficial Interest, liquidation
                  preference $50.00 per share - Incorporated by reference
                  to Exhibit 4.1 of Vornado's Current Report on Form 8-K,
                  dated April 3, 1997 (File No. 001-11954), filed on April
                  8, 1997..................................................  *


----------
*     Incorporated by reference

EXHIBIT
  NO.
-------

    3.10 --       Articles Supplementary Classifying Vornado's $3.25 Series
                  A Convertible Preferred Shares of Beneficial Interest, as filed with the State Department of Assessments and
                  Taxation of Maryland on December 15, 1997 - Incorporated
                  by reference to Exhibit 3.10 to Vornado's Annual Report
                  on Form 10-K for the year ended December 31, 2001 (File
                  No. 001-11954), filed on March 31, 2002.................   *

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

    3.12 -- Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report
                  on Form 8-K/A, dated November 12, 1998 (File No.
                  001-11954), filed on February 9,
                  1999.....................................................  *

    3.13 --       Articles Supplementary Classifying 8.5% Series B
                  Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999
                  (File No. 001-11954), filed on March 17, 1999............  *

    3.14 --       Articles Supplementary Classifying Vornado's Series C
                  8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.7 of Vornado's Registration Statement on Form 8-A (File No.
                  001-11954), filed on May 19, 1999........................  *

    3.15 -- Articles Supplementary Classifying Vornado Realty Trust's Series D-2 8.375% Cumulative Redeemable Preferred Shares, dated as of May 27, 1999, as filed with the State
                  Department of Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by reference - Incorporated to
                  Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                  dated May 27, 1999 (File No. 001-11954), filed on July 7,
                  1999.....................................................  *

    3.16 -- Articles Supplementary Classifying Vornado's Series D-3 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999
                  - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File
                  No. 001-11954), filed on October 25, 1999................  *

    3.17 -- Articles Supplementary Classifying Vornado's Series D-4 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999
                  - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File
                  No. 001-11954), filed on October 25, 1999................  *

    3.18 -- Articles Supplementary Classifying Vornado's Series D-5 8.25% Cumulative Redeemable Preferred Shares -
                  Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 24, 1999 (File
                  No. 001-11954), filed on December 23, 1999..............   *

    3.19 -- Articles Supplementary Classifying Vornado`s Series D-6 8.25% Cumulative Redeemable Preferred Shares, dated May
                  1, 2000, as filed with the State Department of
                  Assessments and Taxation of Maryland on May 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No.
                  001-11954), filed May 19, 2000...........................  *



----------
*     Incorporated by reference

    3.20 -- Articles Supplementary Classifying Vornado's Series D-7 8.25% Cumulative Redeemable Preferred Shares, dated May
                  25, 2000, as filed with the State Department of
                  Assessments and Taxation of Maryland on June 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No.
                  001-11954), filed on June 16, 2000........................ *

    3.21 -- Articles Supplementary Classifying Vornado's Series D-8 8.25% Cumulative Redeemable Preferred Shares -
                  Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated December 8, 2000 (File
                  No. 001-11954), filed on December 28, 2000...............  *

    3.22 -- Articles Supplementary Classifying Vornado's Series D-9 8.75% Preferred Shares, dated September 21, 2001, as filed with the State Department of Assessments and
                  Taxation of Maryland on September 25, 2001 - Incorporated
                  by reference to Exhibit 3.1 of Vornado's Current Report
                  on Form 8-K (File No. 001-11954), filed on October 12,
                  2001.....................................................  *

    3.23 --       Amended and Restated Bylaws of Vornado, as amended on
                  March 2, 2000 - Incorporated by reference to Exhibit 3.12
                  of Vornado's Annual Report on Form 10-K for the year
                  ended December 31, 1999 (File No. 001-11954), filed on
                  March 9, 2000............................................  *

    3.24 --       Second Amended and Restated Agreement of Limited
                  Partnership of the Operating Partnership, dated as of October 20, 1997 (the "Partnership Agreement") - Incorporated by reference to Exhibit 3.4 of Vornado's
                  Annual Report on Form 10-K for the year ended December
                  31, 1997 filed on March 31, 1998.........................  *

    3.25 --       Amendment to the Partnership Agreement, dated as of
                  December 16, 1997-Incorporated by reference to Exhibit
                  3.5 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-11954) filed on
                  March 31, 1998...........................................  *

    3.26 --       Second Amendment to the Partnership Agreement, dated as
                  of April 1, 1998 - Incorporated by reference to Exhibit
                  3.5 of Vornado's Registration Statement on Form S-3 (File
                  No. 333-50095), filed on April 14, 1998..................  *

    3.27 -- Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit
                  3.2 of Vornado's * Incorporated Current Report on Form
                  8-K, dated November 12, 1998 (File No. 001-11954), filed
                  on November 30, 1998.....................................  *

    3.28 --       Fourth Amendment to the Partnership Agreement, dated as
                  of November 30, 1998 - Incorporated by reference to
                  Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                  dated December 1, 1998 (File No. 001-11954), filed on
                  February 9, 1999.........................................  *

    3.29 --       Exhibit A to the Partnership Agreement, dated as of
                  December 22, 1998 - Incorporated by reference to Exhibit
                  3.4 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on February
                  9, 1999..................................................  *

    3.30 -- Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated March 3,
                  1999 (File No. 001-11954), filed on March 17, 1999.......  *

    3.31 -- Exhibit A to the Partnership Agreement, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated March 3, 1999
                  (File No. 001-11954), filed on March 17, 1999............  *

    3.32 -- Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 27,
                  1999 (File No. 001-11954), filed on July 7, 1999.........  *



----------
*     Incorporated by reference

    3.33 --       Seventh Amendment to the Partnership Agreement, dated as
                  of May 20, 1999 - Incorporated by reference to Exhibit
                  3.3 of Vornado's Current Report on Form 8-K, dated May
                  27, 1999 (File No. 001-11954), filed on July 7,
                  1999.....................................................  *

    3.34 --       Eighth Amendment to the Partnership Agreement, dated as
                  of May 27, 1999 - Incorporated by reference to Exhibit
                  3.4 of Vornado's Current Report on Form 8-K, dated May
                  27, 1999 (File No. 001-11954), filed on July 7,
                  1999.....................................................  *

    3.35 -- Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit
                  3.3 of Vornado's Current Report on Form 8-K (File No.
                  001-11954), filed on October 25, 1999....................  *

    3.36 -- Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit
                  3.4 of Vornado's Current Report on Form 8-K, dated
                  September 3, 1999 (File No. 001-11954), filed on October
                  25, 1999.................................................  *

    3.37 --       Eleventh Amendment to the Partnership Agreement, dated as
                  of November 24, 1999 - Incorporated by reference to
                  Exhibit 3.2 of Vornado's Current Report on Form 8-K,
                  dated November 24, 1999 (File No. 001-11954), filed on
                  December 23, 1999........................................  *

    3.38 --       Twelfth Amendment to the Partnership Agreement, dated as
                  of May 1, 2000 - Incorporated by reference to Exhibit 3.2
                  of Vornado's Incorporated Current Report on Form 8-K,
                  dated May 1, 2000 (File No. 001-11954), filed on May 19,
                  2000.....................................................  *

    3.39  --      Thirteenth Amendment to the Partnership Agreement, dated
                  as of May 25, 2000 - Incorporated by reference to Exhibit
                  3.2 of Vornado's Current Report on Form 8-K, dated May
                  25, 2000 (File No. 001-11954), filed on June 16,
                  2000.....................................................  *

    3.40 --       Fourteenth Amendment to the Partnership Agreement, dated
                  as of December 8, 2000 - Incorporated by reference to
                  Exhibit 3.2 of Vornado's Current Report on Form 8-K,
                  dated December 8, 2000 (File No. 001-11954), filed on
                  December 28, 2000........................................  *

    3.41 --       Fifteenth Amendment to the Partnership Agreement, dated
                  as of December 15, 2000 - Incorporated by reference to
                  Exhibit 4.35 of Vornado Realty Trust's Registration Statement on Form S-8 (File No. 333-68462), filed on
                  August 27, 2001..........................................  *

    3.42 --       Sixteenth Amendment to the Partnership Agreement, dated
                  as of July 25, 2001 - Incorporated by reference to
                  Exhibit 3.3 of Vornado Realty Trust's Current Report on
                  Form 8-K (File No. 001-11954), filed on October 12,
                  2001.....................................................  *

    3.43 --       Seventeenth Amendment to the Partnership Agreement, dated
                  as of September 21, 2001 - Incorporated by reference to
                  Exhibit 3.4 of Vornado Realty Trust's Current Report on
                  Form 8-K (File No. 001-11954), filed on October 12,
                  2001.....................................................  *

    3.44 --       Eighteenth Amendment to the Partnership Agreement, dated
                  as of January 1, 2002 - Incorporated by reference to
                  Exhibit 3.1 of Vornado's Current Report on Form 8-K (File
                  No. 1-11954), filed on March 18, 2002....................  *


----------
*     Incorporated by reference

   10.1** --      Registration Rights Agreement, dated January 1, 2002,
                  between Vornado and the Unit holders named therein -
                  Incorporated by reference to Exhibit 10.1 of Vornado's
                  Current Report on Form 8-K dated January 1, 2002 (File
                  No. 1-11954), filed on March 18, 2002....................  *

   10.2** --      Registration Rights Agreement, dated January 1, 2002,
                  between Vornado and the Unit holders named therein -
                  Incorporated by reference to Exhibit 10.2 of Vornado's
                  Current Report on Form 8-K dated January 1, 2002 (File
                  No. 1-11954), filed on March 18, 2002....................  *

   10.6** --      Tax Reporting and Protection Agreement, dated December
                  31, 2001, by and among Vornado, Vornado Realty L.P.,
                  Charles E. Smith Commercial Realty L.P. and Charles E.
                  Smith Commercial Realty L.L.C. - Incorporated by
                  reference to Exhibit 10.3 of Vornado's Current Report on
                  Form 8-K (File No. 1-11954), filed on March 18, 2002.....  *

   10.7** --      Employment agreement between Vornado Realty Trust and
                  Michael D. Fascitelli, dated March 8, 2002

--------
*     Incorporated by reference
**    Management contract or compensatory plan