Form 10-Q
period 2002-09-30
VORNADO REALTY TRUST
filed 2002-10-31
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 59



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:            SEPTEMBER 30, 2002
                                ------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                          TO
                               ------------------------    ---------------------

Commission File Number:   001-11954
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

                                 [X] Yes [ ] No


     As of October 28, 2002, 108,396,383 of the registrant's common shares of beneficial interest are outstanding.

                                      INDEX



PART I.                 FINANCIAL INFORMATION:

               Item 1.    Financial Statements:                                                        Page Number

                          Consolidated Balance Sheets as of
                          September 30, 2002 and December 31, 2001..................................        3

                          Consolidated Statements of Income for the Three Months and Nine Months
                          Ended September 30, 2002 and September 30, 2001...........................        4

                          Consolidated Statements of Cash Flows for the Nine Months Ended
                          September 30, 2002 and September 30, 2001.................................        5

                          Notes to Consolidated Financial Statements................................        6

                          Independent Accountants' Report...........................................       26

               Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................................       27

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk................       54

               Item 4.    Controls and Procedures...................................................       54


PART II.                  OTHER INFORMATION:

               Item 1.    Legal Proceedings.........................................................       55

               Item 2.    Changes in Securities and Use of Proceeds.................................       55

               Item 6.    Exhibits and Reports on Form 8-K..........................................       55

Signatures..........................................................................................       56

Certifications......................................................................................       57

Exhibit Index.......................................................................................       59

    PART I.  FINANCIAL INFORMATION
       ITEM 1.    FINANCIAL STATEMENTS

                              VORNADO REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS



                                                                                             (UNAUDITED)
(amounts in thousands, except share and per share amounts)                                   SEPTEMBER 30,    DECEMBER 31,
                                          ASSETS                                                 2002             2001
                                                                                             -----------      ------------
Real estate, at cost:
   Land...............................................................................       $ 1,535,501      $    895,831
   Buildings and improvements.........................................................         5,845,682         3,480,249
   Development costs and construction in progress.....................................            45,314           258,357
   Leasehold improvements and equipment...............................................            69,177            55,774
                                                                                             -----------      ------------
        Total.........................................................................         7,495,674         4,690,211
   Less accumulated depreciation and amortization.....................................          (692,126)         (506,225)
                                                                                             -----------      ------------
        Real estate, net..............................................................         6,803,548         4,183,986
Cash and cash equivalents, including U.S. government obligations under
   repurchase agreements of $38,900 and $15,235.......................................           314,363           265,584
Escrow deposits and restricted cash...................................................           240,950           204,463
Marketable securities.................................................................            59,515           126,774
Investments in and advances to partially-owned entities, including
   Alexander's of $192,831 and $188,522...............................................           951,282         1,270,195
Due from officers.....................................................................            21,733            18,197
Accounts receivable, net of allowance for doubtful accounts
   of $9,915 and $8,831...............................................................            67,828            47,406
Notes and mortgage loans receivable...................................................            95,237           258,555
Receivable arising from the straight-lining of rents..................................           168,993           138,154
Other assets..........................................................................           342,591           264,029
                                                                                             -----------      ------------
                                                                                             $ 9,066,040      $  6,777,343
                                                                                             ===========      ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and mortgages payable...........................................................       $ 3,575,196      $  2,477,173
Senior unsecured notes due 2007.......................................................           499,319                --
Accounts payable and accrued expenses.................................................           204,290           179,597
Officers' compensation payable........................................................            15,684             6,708
Deferred leasing fee income...........................................................            11,398            11,940
Other liabilities.....................................................................             1,548            51,895
                                                                                             -----------      ------------
   Total liabilities..................................................................         4,307,435         2,727,313
                                                                                             -----------      ------------
Minority interest of unitholders in the Operating Partnership.........................         2,079,820         1,479,658
                                                                                             -----------      ------------
Commitments and contingencies
Shareholders' equity:
   Preferred shares of beneficial interest:
     no par value per share; authorized 70,000,000 shares;
     Series A:  liquidation preference $50.00 per share; issued and outstanding
       1,777,723 and 5,520,435 shares.................................................            88,890           276,024
     Series B:  liquidation preference $25.00 per share; issued and outstanding
       3,400,000 shares...............................................................            81,805            81,805
     Series C:  liquidation preference $25.00 per share; issued and outstanding
       4,600,000 shares...............................................................           111,148           111,148
   Common shares of beneficial interest: $.04 par value per share; authorized,
     200,000,000 shares; issued and outstanding, 107,959,957 and 99,035,023 shares....             4,319             3,961
   Additional capital.................................................................         2,486,218         2,162,512
   Distributions in excess of net income..............................................          (142,551)          (95,647)
                                                                                             -----------      ------------
                                                                                               2,629,829         2,539,803
   Deferred compensation shares earned but not yet delivered..........................            38,253            38,253
   Deferred compensation shares issued but not yet earned.............................            (9,036)               --
   Accumulated other comprehensive income (loss)......................................            24,443            (2,980)
   Due from officers for purchase of common shares of beneficial interest.............            (4,704)           (4,704)
                                                                                             -----------      ------------
        Total shareholders' equity....................................................         2,678,785         2,570,372
                                                                                             -----------      ------------
                                                                                             $ 9,066,040      $  6,777,343
                                                                                             ===========      ============

See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(amounts in thousands except per share amounts)


                                                              FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                            --------------------------    --------------------------
                                                                 2002           2001           2002           2001
                                                            -----------    -----------    -----------    -----------
Revenues:
  Rentals ...............................................   $   310,515    $   211,541    $   922,144    $   628,511
  Expense reimbursements ................................        44,407         36,216        118,526        102,851
  Other income (including fee income
     from related parties of  $439 and $250 in each
     three month period and $1,023 and $1,134 in each
     nine month period) .................................         6,286          2,508         20,109          7,588
                                                            -----------    -----------    -----------    -----------
Total revenues ..........................................       361,208        250,265      1,060,779        738,950
                                                            -----------    -----------    -----------    -----------

Expenses:
  Operating .............................................       145,237        102,222        398,950        299,436
  Depreciation and amortization .........................        52,011         29,275        149,162         91,226
  General and administrative ............................        27,352         15,043         74,578         51,706
  Amortization of Officer's deferred compensation
     expense ............................................         6,875             --         20,625             --
  Costs of acquisitions not consummated .................            --             --             --          5,000
                                                            -----------    -----------    -----------    -----------
Total expenses ..........................................       231,475        146,540        643,315        447,368
                                                            -----------    -----------    -----------    -----------

Operating income ........................................       129,733        103,725        417,464        291,582
Income applicable to Alexander's ........................        12,554          4,442         22,609         21,422
Income from partially-owned entities ....................         6,692         18,856         30,304         62,074
Interest and other investment income ....................         6,407         14,584         25,984         43,931
Interest and debt expense ...............................       (61,354)       (43,054)      (179,491)      (136,443)
Net gain on disposition of wholly-owned and
  partially-owned assets ................................         4,503          6,495          1,053          3,706
Minority interest:
  Perpetual preferred unit distributions ................       (18,254)       (17,594)       (54,762)       (52,245)
  Minority limited partnership earnings .................       (17,073)        (9,951)       (50,167)       (30,195)
  Partially-owned entities ..............................          (403)          (723)        (1,946)        (1,491)
                                                            -----------    -----------    -----------    -----------
Income before cumulative effect of change in accounting
  principle and extraordinary item ......................        62,805         76,780        211,048        202,341
Cumulative effect of change in accounting principle .....            --             --        (30,129)        (4,110)
Extraordinary item ......................................            --             --             --          1,170
                                                            -----------    -----------    -----------    -----------
Net income ..............................................        62,805         76,780        180,919        199,401
Preferred share dividends (including accretion of
  issuance expenses of $958 in the nine months of 2001) .        (5,695)        (8,904)       (17,722)       (27,769)
                                                            -----------    -----------    -----------    -----------
NET INCOME applicable to common shares ..................   $    57,110    $    67,876    $   163,197    $   171,632
                                                            ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE - BASIC .....................   $       .53            .76           1.55           1.96
                                                            ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE - DILUTED ...................   $       .52    $       .74    $      1.49    $      1.90
                                                            ===========    ===========    ===========    ===========

DIVIDENDS PER COMMON SHARE ..............................   $       .66    $       .59    $      1.98    $      1.65
                                                            ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(amounts in thousands)

                                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------------
                                                                                        2002              2001
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................................     $   180,919      $   199,401
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Cumulative effect of change in accounting principle ...................          30,129            4,110
         Extraordinary item ....................................................              --           (1,170)
         Minority interest .....................................................         106,875           83,931
         Net gain on disposition of wholly-owned and
           partially-owned assets ..............................................          (1,053)          (3,706)
         Depreciation and amortization .........................................         149,162           91,226
         Amortization of Officer's deferred compensation expense ...............          20,625               --
         Straight-lining of rental income ......................................         (29,622)         (23,987)
         Equity in income of Alexander's .......................................         (22,609)         (21,422)
         Equity in income of partially-owned entities ..........................         (30,304)         (62,074)
         Changes in operating assets and liabilities ...........................         (56,621)          (5,074)
                                                                                     -----------      -----------
    Net cash provided by operating activities ..................................         347,501          261,235
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development costs and construction in progress .............................         (47,351)         (68,152)
    Investments in partially-owned entities ....................................         (35,209)         (68,145)
    Distributions from partially-owned entities ................................         100,326          102,404
    Investment in notes and mortgage loans receivable ..........................         (56,091)         (36,831)
    Repayment of notes and mortgage loans receivable ...........................         115,000            9,057
    Cash restricted, primarily mortgage escrows ................................             704           13,709
    Additions to real estate ...................................................         (70,029)         (63,687)
    Purchases of marketable securities .........................................          (1,702)          (9,657)
    Acquisitions of real estate ................................................         (23,659)         (11,574)
    Proceeds from sale of marketable securities ................................          73,685            1,640
    Proceeds from sale of real estate ..........................................              --          146,197
    Real estate deposits and other .............................................              --            2,764
                                                                                     -----------      -----------
    Net cash provided by investing activities ..................................          55,674           17,725
                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings ...................................................         654,373          347,853
    Repayments of borrowings ...................................................        (719,761)        (388,319)
    Debt issuance costs ........................................................          (3,970)              --
    Proceeds from issuance of common shares ....................................          56,508               --
    Proceeds from issuance of preferred units ..................................              --           52,673
    Distributions to minority partners .........................................        (108,477)         (79,452)
    Dividends paid on common shares ............................................        (240,802)        (143,544)
    Dividends paid on preferred shares .........................................         (17,722)         (26,811)
    Exercise of stock options ..................................................          25,455            9,529
                                                                                     -----------      -----------
    Net cash used in financing activities ......................................        (354,396)        (228,071)
                                                                                     -----------      -----------

    Net increase in cash and cash equivalents ..................................          48,779           50,889
    Cash and cash equivalents at beginning of period ...........................         265,584          136,989
                                                                                     -----------      -----------

    Cash and cash equivalents at end of period .................................     $   314,363      $   187,878
                                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of $5,450 in 2002
       and $9,495 in 2001) .....................................................     $   171,132      $   133,051
                                                                                     ===========      ===========

NON-CASH TRANSACTIONS:
    Class A units issued in acquisitions .......................................     $   625,226      $        --
    Financing assumed in acquisitions ..........................................       1,082,480               --
    Unrealized (loss) gain on securities available for sale ....................            (112)           2,356


See notes to consolidated financial statements.

                              VORNADO REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION

      Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). Vornado is the sole general partner of, and owned approximately 79% of the common limited partnership interest in, the Operating Partnership at September 30, 2002. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.


2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of September 30, 2002, the consolidated statements of income for the three and nine months ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vornado's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

      Certain amounts in the prior period's financial statements have been reclassified to conform to the current year presentation.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

3.    RECENTLY ISSUED ACCOUNTING STANDARDS


      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. SFAS No. 142 provides specific guidance for impairment testing of these assets and removes them from the scope of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. At December 31, 2001, the Company determined that the carrying amounts of its goodwill were not impaired under SFAS No. 121, as the expected undiscounted future cash flows from the related investments including goodwill exceeded the carrying amounts of those assets. At January 1, 2002, under the guidance of SFAS 142, the Company determined that the carrying amounts of certain of its goodwill assets were in excess of the fair values. Accordingly, in the first quarter of 2002, the Company wrote-off goodwill of approximately $30,129,000 of which (i) $15,490,000 represents its share of the goodwill arising from the Company's investment in Temperature Controlled Logistics and (ii) $14,639,000 represents goodwill arising from the Company's acquisition of the Hotel Pennsylvania. The write-off has been reflected as a cumulative effect of a change in accounting principle. Earnings allocable to the minority interest has been reduced by their pro-rata share of the write-off of goodwill. Previously reported Net Income Applicable to Common Shares for the three and nine months ended September 30, 2001 would have been approximately $300,000 and $900,000 higher if such goodwill was not amortized in the prior year's quarter and nine months.

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

      In April 2002, the FASB issued SFAS No. 145, RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds SFAS No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, SFAS No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS, and SFAS No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The adoption of this statement will not have a material effect on the Company's financial statements.

      In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements.

      On August 7, 2002, the Company announced that beginning January 1, 2003, it will expense the cost of employee stock options in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. On October 4, 2002, the FASB issued an exposure draft proposing to amend the transition and disclosure provisions of SFAS No. 123. Specifically, SFAS No. 123, as amended, would permit two additional transition methods for entities that adopt the fair value method of accounting for stock based employee compensation. Both of these methods avoid the ramp-up effect on earnings arising from the prospective application of the fair value method. The Company is currently in the process of evaluating each of the transition methods and the impact to the Company's financial position and results of operations.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



4.    ACQUISITIONS AND DISPOSITIONS



ACQUISITIONS

      CHARLES E. SMITH COMMERCIAL REALTY L.P.

      On January 1, 2002, the Company completed the combination of Charles E. Smith Commercial Realty L.P. ("CESCR") with Vornado. Prior to the combination, Vornado owned a 34% interest in CESCR. The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of 15.6 million newly issued Vornado Operating Partnership units and $991,980,000 of debt (66% of CESCR's total debt).

      This acquisition was recorded under the purchase method of accounting. The purchase price was allocated to acquired assets and assumed liabilities using their relative fair values as of January 1, 2002 based on valuations and other studies, certain of which are not yet complete. Accordingly, the initial valuations are subject to change as such information is finalized. The Company believes that any such change will not be significant because the allocations were principally to real estate.

      The unaudited pro forma information set forth below presents the condensed consolidated statements of income for the Company for the three and nine months ended September 30, 2001 as if the following transactions had occurred on January 1, 2001, (i) the acquisition of CESCR described above and (ii) the Company's November 21, 2001 sale of 9,775,000 common shares and the use of proceeds to repay indebtedness.


Condensed Consolidated Statements of Income        For the Three Months Ended         For the Nine Months Ended
 (in thousands, except per share amounts)                September 30,                      September 30,
                                                  ----------------------------      ----------------------------
                                                                    Pro Forma                         Pro Forma
                                                     2002             2001             2002             2001
                                                  -----------      -----------      -----------      -----------
Revenues ....................................     $   361,208      $   344,972      $ 1,060,799      $ 1,024,514
                                                  ===========      ===========      ===========      ===========
Income before cumulative effect of change in
  accounting principle and extraordinary item     $    62,805      $    82,597      $   211,048      $   214,053
Cumulative effect of change in accounting
  principle .................................              --               --          (30,129)          (4,110)
Extraordinary item ..........................              --              (88)              --            1,082
                                                  -----------      -----------      -----------      -----------
Net income ..................................          62,805           82,509          180,919          211,025
Preferred share dividends ...................          (5,695)          (8,904)         (17,722)         (27,769)
                                                  -----------      -----------      -----------      -----------
Net income applicable to common shares ......     $    57,110      $    73,605      $   163,197      $   183,256
                                                  ===========      ===========      ===========      ===========
Net income per common share - basic .........     $       .53      $       .75      $      1.55      $      1.88
                                                  ===========      ===========      ===========      ===========
Net income per common share - diluted .......     $       .52      $       .72      $      1.49      $      1.83
                                                  ===========      ===========      ===========      ===========

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


4.    ACQUISITIONS AND DISPOSITIONS - CONTINUED

      INVESTMENT IN PRIMESTONE

      On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. ("Primestone"). The Company received a 1% up-front fee and was entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bore interest at 16% per annum. Primestone defaulted on the repayment of this loan on October 25, 2001. The loan was subordinate to $37,957,000 of other debt of the borrower. On October 31, 2001, the Company purchased the other debt for its face amount. The loans were secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and the partnership units are exchangeable for the same number of common shares of PGE. The loans are also guaranteed by affiliates of Primestone.

      On November 19, 2001, the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768,000 including unpaid interest and fees of $6,790,000.

      On April 30, 2002, the Company and Cadim acquired the 7,944,893 partnership units at a foreclosure auction. The price paid for the units by application of a portion of Primestone's indebtedness to the Company and Cadim was $8.35 per unit, the April 30, 2002 closing price of shares of PGE on the New York Stock Exchange. On June 28, 2002, pursuant to the terms of the participation agreement, the Company transferred 3,972,447 of the partnership units to Cadim.

      In the second quarter, in accordance with foreclosure accounting, the Company recorded a loss on the Primestone foreclosure of $17,671,000 calculated based on (i) the acquisition price of the units and (ii) its valuation of the amounts realizable under the guarantees by affiliates of Primestone, as compared with the net carrying amount of the investment at April 30, 2002.

      At September 30, 2002, the Company's carrying amount of the investment was $39,485,000, of which $33,170,000 represents the carrying amount of the 3,972,447 partnership units owned by the Company ($8.35 per unit), $7,100,000 represents the amount expected to be realized under the guarantees, offset by $785,000 representing the Company's share of Prime Group Realty's net loss through June 30, 2002 (see Note 5. Investments in and Advances to Partially-Owned Entities). In the three months ended September 30, 2002, the Company expensed legal fees of $2,229,000 in connection with the ongoing Primestone litigation and the Company's effort to realize the guarantees.

      At October 28, 2002, the closing price of PGE shares on the New York Stock Exchange was $4.49 per share. The ultimate realization of the Company's investment will depend upon the future performance of the Chicago real estate market and the performance of PGE, as well as the ultimate realizable value of the net assets supporting the guarantees and the Company's ability to collect under the guarantees. In addition, the Company will continue to monitor this investment to determine whether additional write-downs are required based on (i) declines in value of the shares of PGE (for which the partnership units are exchangeable) which are "other than temporary" as used in accounting literature and (ii) the amount expected to be realized under the guarantees.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


4.    ACQUISITIONS AND DISPOSITIONS - CONTINUED


      CRYSTAL GATEWAY ONE

      On July 1, 2002, the Company acquired a 360,000 square foot office building from a limited partnership, which is approximately 50% owned by Mr. Robert H. Smith and Mr. Robert P. Kogod and members of the Smith and Kogod families, trustees of the Company, in exchange for approximately 325,700 newly issued Vornado Operating Partnership units (valued at $13,769,000) and the assumption of $58,500,000 of debt. The building is located in the Crystal City complex in Arlington, Virginia where the Company already owns 24 office buildings containing over 6.9 million square feet, which it acquired on January 1, 2002, in connection with the Company's acquisition of CESCR. In March 2002, the Company purchased the mortgage on this property for $55,000,000. On June 28, 2002, the limited partnership completed a $58,500,000 mortgage refinancing which bears interest at 6.75% and matures in July 2012 and repaid the Company's $55,000,000 mortgage.

      LAS CATALINAS

      On September 23, 2002, the Company increased its interest in the Las Catalinas Mall located in Caguas, Puerto Rico (San Juan area) to 100% by acquiring the 50% of the mall and the 25% of Kmart's anchor store it did not already own. The purchase price was $48,000,000, including $32,000,000 of indebtedness. The Las Catalinas Mall, which opened in 1997, contains 492,000 square feet, including a 123,000 square foot Kmart and a 138,000 square foot Sears owned by a third party.

      MONMOUTH MALL

      On October 10, 2002, a joint venture in which the Company has a 50% interest, acquired the Monmouth Mall, an enclosed regional shopping center located in Eatontown, New Jersey containing approximately 1.5 million square feet, including four department stores, two of which aggregating 485,000 square feet are owned by the tenants. The purchase price was approximately $164,700,000, including transaction costs of $4,400,000. The Company made a $7,000,000 common equity investment in the venture and provided it with $23,500,000 of preferred equity yielding 14%. The venture financed the purchase of the Mall with $135,000,000 of floating debt at LIBOR plus 2.05%, with a LIBOR floor of 2.50% on $35,000,000, a three year term and two one-year extension options.




      The acquisitions of Crystal Gateway One and Las Catalinas were recorded under the purchase method of accounting. The purchase price for these acquisitions was allocated to acquired assets and assumed liabilities using their relative fair values as of the acquisition dates based on valuations and other studies certain of which are not yet complete. Accordingly, the initial valuations are subject to change as such information is finalized. The Company believes that any such change will not be significant because the allocations were principally to real estate. The Company's investment in the Monmouth Mall was recorded under the purchase method and will be accounted for under the equity method as the Company does not have unilateral control over the joint venture.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


4.    ACQUISITIONS AND DISPOSITIONS - CONTINUED


      DISPOSITIONS

      The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets for the three and nine months ended September 30, 2002 and 2001:


                                                                 For the Three Months Ended   For the Nine Months Ended
                 (dollars in thousands)                                 September 30,               September 30,
                                                                    ---------------------      ----------------------
                                                                      2002         2001          2002          2001
                                                                    --------     --------      --------      --------
     Wholly-owned Assets:
       Gain on transfer of mortgages ..........................     $  2,096     $     --      $  2,096      $     --
       Net gain on sale of air rights -
          175 Lexington Avenue (1) ............................        2,126           --         2,126            --
       Gain on sale of Kinzie Park condominiums units .........          281           --         2,156            --
       Net gain on sale of marketable securities ..............           --           --        12,346            --
       Loss on Primestone foreclosure .........................           --           --       (17,671)           --
       Net gain from condemnation proceedings .................           --           --            --         3,050
       Write-off of investments in technology companies .......           --           --            --       (18,284)
     Partially-owned Assets:
       After-tax net gain on sale of Park Laurel condominium
          units ...............................................           --       13,869            --        13,869
       Write-off of net investment in Russian Tea Room ........           --       (7,374)           --        (7,374)
       Net gain on sale of 50% interest in 570
          Lexington Avenue ....................................           --           --            --        12,445
                                                                    --------     --------      --------      --------
                                                                    $  4,503     $  6,495      $  1,053      $  3,706
                                                                    ========     ========      ========      ========

----------
(1) In June 2000, the 175 Lexington Avenue development commenced construction of a 45,000 square foot building containing approximately 2,300 square feet of community facility space and 39,000 square feet of low income residential housing to be exchanged upon completion for air rights. The total cost of the project was $16,256. Upon completion of the project in June 2002, the Company received 163,728 square feet of air rights of which 138,681 square feet were sold, including 31,885 square feet to Alexander's. The Company's net gain was $2,126. The balance of the air rights of 25,047 square feet was sold to Alexander's in the fourth quarter of 2002 resulting in a net gain to the Company of $403 (see Note 5 - Investment in partially-owned entities - Alexander's).

      CAPITAL TRUST

      On September 30, 2002, the Company's investment in preferred securities of Capital Trust ("CT") was partially redeemed for its $20,000,000 liquidation amount. At September 30, 2002, the Company's remaining investment in CT consisted of $30,000,000 of convertible preferred securities, convertible into common shares of CT at any time after September 30, 2004 at $7.00 per share.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



5.  INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES

      The Company's investments in and advances to partially-owned entities are as follows:

    INVESTMENTS AND ADVANCES:

                  (dollars in thousands)                  September 30, 2002  December 31, 2001
                                                          ------------------  -----------------
      Temperature Controlled Logistics ...................     $   451,399     $   474,862
      Charles E. Smith Commercial Realty L.P. ("CESCR")(1)              --         347,263
      Alexander's ........................................         192,831         188,522
      Newkirk Joint Ventures (2) .........................         168,624         191,534
      Prime Group Realty, L.P. and other guarantees (3) ..          39,485              --
      Partially-Owned Office Buildings (4) ...............          30,164          23,346
      Starwood Ceruzzi Joint Ventures ....................          25,865          25,791
      Park Laurel ........................................           4,789          (4,745)
      Other ..............................................          38,125          23,622
                                                               -----------     -----------
                                                               $   951,282     $ 1,270,195
                                                               ===========     ===========

----------
(1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.

(2) The Company's investment in and advances to Newkirk Joint Ventures is comprised of:


                                                September 30,  December 31,
                                                    2002          2001
                                                  --------     --------
        Investments in limited partnerships .     $120,359     $143,269
        Mortgages and loans receivable ......       39,511       39,511
        Other ...............................        8,754        8,754
                                                  --------     --------
        Total ...............................     $168,624     $191,534
                                                  ========     ========

      On January 2, 2002, the Newkirk Joint Ventures' partnership interests were merged into a master limited partnership (the "MLP") in which the Company has a 21% interest. In conjunction with the merger, the MLP completed a $225,000 mortgage financing collateralized by its properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at September 30, 2002) and matures on January 31, 2005, with two one-year extension options. As a result of the financing on February 6, 2002, the MLP repaid approximately $28,200 of existing debt and distributed approximately $37,000 to the Company.

(3) The Company's carrying amount of the investment, accounted for under the equity method, consists of 3,972,447 partnership units valued at $33,170 ($8.35 per unit) and guarantees valued at $7,100, offset by $785 representing the Company's share of Prime Group's net loss from May 1, 2002 through June 30, 2002. Prior to April 30, 2002, this investment was in the form of a loan and was included in Notes and Mortgage Loans Receivable on the balance sheet.

(4) As at September 30, 2002, includes a 20% interest in a property which was part of the CESCR acquisition in 2002.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

5.  INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES - CONTINUED

      Below is a summary of all of the debt of partially owned entities, none of which is guaranteed by the Company.


(amounts in thousands)                                                                                 100% OF
                                                                                           PARTIALLY-OWNED ENTITIES DEBT
                                                                                           ------------------------------
                                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                                2002           2001
                                                                                           -------------- ---------------
Alexander's (33.1% interest) (see "Alexander's" on page 15 for further details):
    Term loan secured by all of Alexander's assets except for the Kings Plaza
    Regional Shopping Center:
         Portion financed by the Company due on January 3, 2006 with interest
            at 12.48% ................................................................     $   95,000     $   95,000
         Portion financed by a bank, due March 15, 2003, with interest at LIBOR +
            1.85% (repaid on July 3, 2002) ...........................................             --         10,000
    Unsecured Line of Credit financed by the Company, due on January 3, 2006 with
       interest at 12.48% ............................................................         24,000         24,000
    Lexington Avenue construction loan payable, due on December 31, 2005, plus two one-year extensions, with interest at LIBOR plus 2.50% (4.32% at September 30,
       2002) .........................................................................         55,500             --
    Rego Park mortgage payable, due in June 2009, with interest at 7.25% .............         82,000         82,000
    Kings Plaza Regional Shopping Center mortgage payable, due in June 2011,
       with interest at 7.46% (prepayable with yield maintenance) ....................        219,968        221,831
    Paramus mortgage payable, due in October 2011, with interest at 5.92%
       (prepayable without penalty) ..................................................         68,000         68,000
    Other notes and mortgages payable (repaid on July 3, 2002) .......................             --         15,000

Temperature Controlled Logistics (60% interest):
    Mortgage notes payable collateralized by 58 temperature controlled warehouses, due in May 2008, requires amortization based on a 25 year
       term with interest at 6.94% (prepayable with yield maintenance) ...............        576,220        563,782
    Other notes and mortgages payable ................................................         15,324         38,748

Newkirk Joint Ventures (21.5% interest):
    Portion of first mortgages and contract rights, collateralized by the partnerships' real estate, due from 2002 to 2024, with a weighted average
       interest rate of 11.31% at September 30, 2002 (various prepayment rights) .....      1,467,238      1,336,989

Charles E. Smith Commercial Realty L.P. (34% interest in 2001):
    29 mortgages payable .............................................................             --      1,470,057
Prime Group Realty L.P. (14.9% interest) (1):
    24 mortgages payable .............................................................        820,213             --

Partially Owned Office Buildings:
    330 Madison Avenue (25% interest) mortgage note payable, due in April 2008,
       with interest at  6.52 % (prepayable with yield maintenance) ..................         60,000         60,000
    Fairfax Square (20% interest) mortgage note payable due in August 2009, with
       interest at 7.50% .............................................................         69,170             --
    825 Seventh Avenue (50% interest) mortgage payable, due in October 2014, with
       interest at 8.07% (prepayable with yield maintenance) .........................         23,356         23,552

Las Catalinas Mall (50% interest):
       Mortgage notes payable (2) ....................................................             --         68,591

Russian Tea Room (50% interest) mortgages payable, due in March 2012, with interest at
       Prime plus 50 basis points (5.25% at September 30, 2002) (3) ..................         13,000         13,000

      Based on the Company's ownership interest in the partially-owned entities above, the Company's share of the debt of these partially-owned entities was $975,851,000 and $1,319,535,000 as of September 30, 2002 and December 31, 2001.

----------
(1) Balance as of June 30, 2002, as Prime Group's quarterly report on Form 10-Q for the period ended September 30, 2002, has not been filed prior to the filing of this quarterly report on Form 10-Q.
(2) The Company increased its interest in Las Catalinas to 100% on September 23, 2002. Accordingly, Las Catalinas is consolidated as of September 30, 2002.
(3) On July 28, 2002 the Russian Tea Room ceased operations which represented an event of default under the loans.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

5.   INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES - CONTINUED

      Below is a summary of the Company's share of income (loss) from partially-owned entities for the three and nine months ended September 31, 2002 and 2001.


                                                     For The Three Months Ended    For The Nine Months Ended
                                                            September 30,               September 30,
                                                     -------------------------     -------------------------
              (amounts in thousands)
                                                       2002             2001         2002             2001
                                                     --------         --------     --------         --------
Income applicable to Alexander's:
  33.1% share of equity in net income (1) ......     $  5,603         $    592     $  6,097         $  8,283
  Interest income (2) ..........................        2,531            2,659        7,818            9,021
  Management fees ..............................          903              879        2,702            2,663
  Development fees (2) .........................        2,022              188        3,997              563
  Leasing and other fees (2) ...................          562              124        1,062              892
  Guarantee fees (2) ...........................          933               --          933               --
                                                     --------         --------     --------         --------
                                                     $ 12,554         $  4,442     $ 22,609         $ 21,422
                                                     ========         ========     ========         ========
Temperature Controlled Logistics:
  60% share of equity in net (loss) income (3) .     $ (2,125)        $  1,353     $    952         $  7,324
  Management fees ..............................        1,520            1,887        4,835            5,585
                                                     --------         --------     --------         --------
                                                         (605)           3,240        5,787           12,909
                                                     --------         --------     --------         --------

CESCR-34% share of equity in net income (4) ....           --            7,218           --           21,413
                                                     --------         --------     --------         --------

Newkirk Joint Ventures:
    Equity in net income of limited partnerships        6,987(5)         6,635       18,600(5)        19,738
    Interest and other income ..................          913            1,273        5,300            4,098
                                                     --------         --------     --------         --------
                                                        7,900            7,908       23,900           23,836
                                                     --------         --------     --------         --------
Prime Group Realty, L.P. -
    14.9% share of equity in net loss (6) ......         (785)              --         (785)              --
Partially-Owned Office Buildings (7) ...........          598              411        1,874            3,276
Other ..........................................         (416)              79         (472)             640(8)
                                                     --------         --------     --------         --------
                                                     $  6,692         $ 18,856     $ 30,304         $ 62,074
                                                     ========         ========     ========         ========

----------
(1) Equity in income for the three and nine months ended September 30, 2002 includes $3,431 representing the Company's share of Alexander's gain on sale of its Third Avenue property. Equity in income for the three months ended September 30, 2002, also includes $1,402 representing the Company's share of the reversal of Alexander's stock appreciation rights compensation expense recorded in the quarter ended June 30, 2002. Equity in income for the nine months ended September 30, 2001 includes $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property and excludes $1,170 representing the Company's share of Alexander's extraordinary gain on the early extinguishment of debt on this property which is reflected as an extraordinary item on the consolidated statements of income.
(2) Alexander's capitalizes the fees and interest charged by the Company. Because the Company owns 33.1% of Alexander's, the Company recognizes 66.9% of such amounts as income and the remainder is reflected as a reduction of the Company's carrying amount of the investment in Alexander's.
(3) Equity in net (loss) income for the three and nine months ended September 30, 2002, reflects a decrease in rental income of $3,568 and $4,919, respectively. Equity in net income for the nine months ended September 30, 2002 includes a $1,923 loss on the disposition of an asset.
(4) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
(5) Includes $1,200 for the Company's share of Newkirk's loss on the sale of a property.
(6) Represents the Company's share of net loss for the period from April 30, 2002 (date of acquisition) to June 30, 2002, which includes (i) a loss of $357 from discontinued operations and (ii) a loss of $147 from the sale of real estate. The Company's share of equity in income or loss for the period from July 1, 2002 to September 30, 2002 will be recognized in earnings in the quarter ended December 31, 2002, as the investee has not released its third quarter 2002 earnings prior to the filing of the Company's quarterly report on Form 10-Q.
(7) 2002 includes a 20% interest in a property which was part of the acquisition of CESCR. 2002 and the three months ended September 30, 2001 do not include 570 Lexington Avenue which was sold in May 2001.
(8) Includes $1,300 for the Company's share of the Starwood Ceruzzi Joint Venture's gain on the sale of a property.

                              VORNADO REALTY TRUST

                                   (UNAUDITED)


5.   INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES - CONTINUED

      TEMPERATURE CONTROLLED LOGISTICS

      The Company's joint venture does not recognize rental income unless earned and collection is assured or cash is received. As a result, the Company did not recognize its share of the rent the joint venture was due amounting to $6,808,000 and $12,361,000 for the three and nine months ended September 30, 2002 and $5,311,000 and $7,651,000 for the three and nine months ended September 30, 2001. At September 30, 2002, the Company's share of the joint venture's total deferred rent receivable from its tenant is $17,362,000.

      ALEXANDER'S

      Investment

      The Company owns 1,655,000 common shares or 33.1% of the outstanding common stock of Alexander's at September 30, 2002. Alexander's is managed by and its properties are leased and developed by the Company pursuant to management, leasing and development agreements with one-year terms expiring in March of each year, which are automatically renewable. In conjunction with the closing of the Alexander's Lexington Avenue construction loan on July 3, 2002, these agreements were revised to cover the Alexander's Lexington Avenue property separately. Further, the Lexington Avenue management and development agreements were amended to provide for a term lasting until substantial completion of the development of the property, with automatic renewals, and for the payment of the development fee upon the earlier of January 3, 2006, or the payment in full of the construction loan encumbering the property. The Company is entitled to a development fee estimated to be approximately $26,300,000, based on 6% of construction costs, as defined, of which $2,022,000 has been recognized as income during the three months ended September 30, 2002.

      Debt

      At September 30, 2002, the Company has loans receivable from Alexander's of $119,000,000, including $24,000,000 under the $50,000,000 secured line of credit the Company granted to Alexander's. On March 15, 2002, the loan and the line of credit were extended to April 15, 2003. The interest rates on the loan and line of credit were reset on March 15, 2002, from 13.74% to 12.48%, using a Treasury index (with a 3% floor) plus the same spread to treasuries as previously existed. On July 3, 2002, in conjunction with the closing of Alexander's Lexington Avenue construction loan, the maturity of the Company's loans was extended to the earlier of January 3, 2006 or the date the Alexander's Lexington Avenue construction loan is repaid in full and the debt was assigned to the various subsidiaries of Alexander's (all guaranteed by Alexander's). In addition, amounts which may be due under the Completion Guarantee described in the next paragraph would be due at the same time.

      On July 3, 2002, Alexander's finalized a $490,000,000 loan with HVB Real Estate Capital (HYPO Vereinsbank) to finance the construction of its 1.3 million square foot multi-use building at its 59th Street and Lexington Avenue location. The estimated construction costs in excess of the construction loan of approximately $140,000,000 will be provided by Alexander's. The loan has an interest rate of LIBOR plus 2.5% and a term of forty-two months plus two one-year extensions. Alexander's has received an initial funding of $55,500,000 under the loan of which $25,000,000 was used to repay existing loans and notes payable. Pursuant to this loan, Vornado has agreed to guarantee, among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated budget, as defined in the loan agreement, if not funded by Alexander's (the "Completion Guarantee"). The $6,300,000 estimated fee payable by Alexander's to the Company for the Completion Guarantee is 1% of construction costs (as defined) and is payable at the same time that the development fee is payable. In addition, if the Company should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, interest on those advances is at 15% per annum.

      Other

      The Company sold 56,932 square feet of air rights to Alexander's for an average price of $114 per square foot in July and October 2002.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

6. DEBT AND EQUITY FINANCING

      Following is a summary of the Company's debt, by segment, at September 30, 2002:


(amounts in thousands)
                                                                   INTEREST RATE                  BALANCE AS OF
                                                                       AS AT              ------------------------------
                                                                     SEPTEMBER 30,        SEPTEMBER 30,    SEPTEMBER 30,
                                                        MATURITY        2002                  2002             2001
                                                      -----------   --------------        -------------    -------------
Notes and Mortgages Payable:
   Fixed Interest:
   Office:
     NYC Office:
      Two Penn Plaza..........................            03/04          7.08%            $ 155,446           $157,697
      888 Seventh Avenue......................            02/06          6.63%              105,000            105,000
      Eleven Penn Plaza.......................            05/07          8.39%               50,639             51,376
      866 UN Plaza............................            04/04          7.79%               33,000             33,000
     CESCR Office (1):
      Crystal Park 1-5........................        07/06-08/13     6.66%-8.39%           265,692                 (1)
      Crystal Gateway Crystal Square 5........        07/12-01/25     6.75%-7.09%           216,362                 (1)
      Crystal Square 2, 3 and 4...............        10/10-11/14     7.08%-7.14%           145,779                 (1)
      Skyline Place...........................        08/06-12/09      6.6%-6.75%           140,838                 (1)
      1101 17th, 1140 Connecticut, 1730 M &
        1150 17th.............................            08/10          6.74%               97,662                 (1)
      Courthouse Plaza 1 and 2................            01/08          7.05%               80,462                 (1)
      Crystal Gateway N., Arlington Plaza and
        1919 S. Eads..........................            11/07          6.77%               73,013                 (1)
      Reston Executive I, II & III............            01/06          6.75%               73,956                 (1)
      Crystal Plaza 1-6.......................            10/04          6.65%               70,893                 (1)
      One Skyline Tower.......................            06/08          7.12%               65,994                 (1)
      Crystal Malls 1-4.......................            12/11          6.91%               67,091                 (1)
      1750 Pennsylvania Avenue................            06/32          7.26%               49,903                 (1)
      One Democracy Plaza.....................            02/05          6.75%               27,852                 (1)
  Retail:
      Cross collateralized mortgages payable on
        42 shopping centers...................            03/10          7.93%              488,523            492,156
      Green Acres Mall........................            02/08          6.75%              151,282            152,894
      Montehiedra Town Center.................            05/17          8.23%               59,827             60,359
      Las Catalinas Mall (2)..................            11/13          6.97%               67,923                 --
  Merchandise Mart:
      Market Square Complex...................            07/11          7.95%               48,651             49,702
      Washington Design Center................            10/11          6.95%               48,622             48,959
      Washington Office Center................            02/04          6.80%               45,345             46,572
      Other...................................        03/09-06/13     7.03%-7.71%            44,706             18,951
  Other:
      Industrial Warehouses...................            10/11          6.95%               49,561             50,000
      Student Housing Complex.................            11/07          7.45%               19,078             19,243
      Other...................................                           7.95%                6,944              8,659
                                                                                        -----------         ----------
        Total Fixed Interest Notes and
             Mortgages Payable................                           7.13%            2,750,044          1,294,568
                                                                                        -----------         ----------

----------
   See footnotes on the following page.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

6.  DEBT AND EQUITY FINANCING - CONTINUED

                                                                                   INTEREST RATE              BALANCE AS OF
                                                                                       AS AT         -------------------------------
                                                                                    SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,
       (amounts in thousands)                          MATURITY      SPREAD(7)          2002               2002             2001
                                                      ----------    ----------     --------------    --------------     ------------
Notes and Mortgages Payable:
   Variable Interest:
  Office:
     NYC Office:
      One Penn Plaza (3)......................            06/03       L+125             3.23%            $275,000          $275,000
      770 Broadway/595 Madison Avenue
        cross-collateralized mortgage (4).....            04/03       L+40              2.22%             153,659           123,500
      909 Third Avenue........................            07/03       L+165             3.47%             106,129           105,253
      Two Park Avenue (5).....................            03/03       L+145              --                    --            90,000
     CESCR Office:
      Tyson Dulles Plaza......................            06/03       L+130             3.11%              69,788                (1)
      Commerce Executive III, IV & V..........            07/03       L+150             3.31%              53,488                (1)
      Seven Skyline (5).......................            10/02       L+135              --                    --                (1)
  Merchandise Mart:
      Merchandise Mart (5)....................            10/02       L+150              --                    --           250,000
      Furniture Plaza.........................            02/03       L+200             3.82%              48,290            43,524
      33 North Dearborn Street................            09/03       L+175             3.57%              19,000            19,000
      350 North Orleans (5)...................            06/02       L+165              --                    --            70,000
      Other...................................            01/03       P-50              4.25%                  60               294
  Other:
      Palisades construction loan.............            01/03       L+185             3.66%              99,738            90,526
      Hotel Pennsylvania (6)..................            10/02       L+160              --                    --           115,508
                                                                                                      -----------        -----------
        Total Variable Interest Notes and
             Mortgages Payable................                                          3.60%             825,152         1,182,605
                                                                                                      -----------        -----------
  Total Notes and Mortgages Payable...........                                                        $ 3,575,196       $ 2,477,173
                                                                                                      ===========       ===========

  Senior unsecured debt due 2007 (5)..........            06/07        L+77             2.59%             499,319       $       --
                                                                                                      ===========       ===========

  Unsecured revolving credit facility.........            03/03        L+90               --          $        --       $        --
                                                                                                      ===========       ===========

----------
(1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Prior to January 1, 2002, the Company's share of CESCR's debt was included in Investments in and Advances to Partially-Owned Entities. In connection with the acquisition, CESCR's fixed rate debt of $1,289,837 was fair valued at $1,322,685 under purchase accounting.
(2) On September 23, 2002, the Company acquired the 50% of the Mall and the 25% of Kmart's anchor store it did not already own. Prior to this date, the Company accounted for its investment on the equity method and the Company's share of the debt was included in Investments in and Advances to Partially-Owned Entities.
(3) On June 21, 2002, one of the lenders purchased the other participant's interest in the loan. At the same time, the loan was extended for one year, with certain modifications including, (i) making the risk of a loss due to terrorism (as defined) not covered by insurance recourse to the Company and (ii) the granting of two 1-year renewal options to the Company.
(4) On April 1, 2002, the Company increased its mortgage financing cross-collateralized by its 770 Broadway/595 Madison Avenue properties by $115,000. On July 15, 2002, the Company repaid $84,841 with proceeds received from a third party which resulted in a gain on transfer of mortgages of $2,096. The proceeds of the loan are in a restricted mortgage escrow account which bears interest at the same rate as the loan, and at September 30, 2002 totals $153,659.
(5) On June 24, 2002, the Company completed an offering of $500,000 aggregate principal amount of 5.625% senior unsecured notes due June 15, 2007. Interest on the notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2002. The notes were priced at 99.856% of their face amount to yield 5.659%. Of the net proceeds of approximately $496,300, (i) $70,000 was used to repay the mortgage payable on 350 North Orleans prior to June 30, 2002 and (ii) $393,000 was used to repay the mortgages on Two Park Avenue, the Merchandise Mart and a portion of Seven Skyline in July and August 2002. On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.53% at October 28, 2002).
(6)   On April 1, 2002, the loan was prepaid in full.
(7)   Indicates spread over LIBOR ("L") or Prime rate ("P").

                              VORNADO REALTY TRUST

                                   (UNAUDITED)


6.  DEBT AND EQUITY FINANCING - CONTINUED

      The scheduled principal repayments for the next five years and thereafter are as follows:

              (amounts in thousands)
                                                                        AS AT
        YEAR ENDING DECEMBER 31,                                  SEPTEMBER 30, 2002
        ------------------------                                  ------------------
        2002..............................................        $           --
        2003..............................................               825,152(1)
        2004..............................................               304,684
        2005..............................................                27,852
        2006..............................................               262,047
        Thereafter........................................             2,654,780

----------
(1) Includes $153,659, which is offset by an equivalent amount of cash held in a restricted mortgage escrow account.

      The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its revolving credit agreement and its senior unsecured notes due 2007, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. The Company has received correspondence from four lenders regarding terrorism insurance coverage, to which the Company has responded. If lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

      EQUITY

      On February 25, 2002, the Company sold 1,398,743 common shares based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $57,042,000.

      On October 1, 2002, the Operating Partnership redeemed 1,000,000 of the outstanding Series D-5 Perpetual Preferred Units for $25,000,000, the liquidation value of the units.

7.    OTHER RELATED PARTY TRANSACTIONS

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $439,000 and $250,000 for the three months ended September 30, 2002 and 2001 and $1,023,000 and $1,134,000 for the nine months ended September 30, 2002 and 2001.

      The estate of Bernard Mendik and certain other individuals including Mr. Greenbaum, one of the Company's executive officers, own an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $13,728,000 and $12,381,000 for the three months ended September 30, 2002 and 2001, and $41,349,000 and $38,006,000 for the nine months ended September 30, 2002 and 2001.

      On September 30, 2002, the Company issued 107,134 Class A Operating Partnership units (valued at $4,400,000) to the estate of Bernard Mendik and the Mendik Realty Company, Inc., of which Mr. Greenbaum, an executive officer of the Company, received 4,677 class A units, in accordance with the earn-out provisions of the Agreement for Contribution of Interests in 20 Broad Street LLC, dated August 5, 1998.

                              VORNADO REALTY TRUST

                                   (UNAUDITED)


7.    OTHER RELATED PARTY TRANSACTIONS - CONTINUED

      Effective January 1, 2002, the Company extended its employment agreement with Mr. Fascitelli for a five year period through December 31, 2006. Pursuant to the extended employment agreement, he is entitled to receive a deferred payment on December 31, 2006 of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000 (the value of the shares on March 8, 2002, the date the extended employment agreement was signed). The number of shares was set by the Company's Compensation Committee in December 2001 to achieve a value of $25,000,000 and had appreciated $2,500,000 as of March 8, 2002. The shares are being held in an irrevocable trust for the benefit of Mr. Fascitelli and will vest on December 31, 2002. Mr. Fascitelli will also receive regular annual cash compensation as determined by the Company's Compensation Committee and will continue as a member of Vornado's Board of Trustees. Mr. Fascitelli may also borrow up to $20,000,000 from the Company during the term of his 2002 employment agreement reduced by $8,600,000, the amount of his outstanding loans under his 1996 employment agreement. Each loan will bear interest, payable quarterly, at the applicable Federal Rate on the date the loan is made and will mature on the fifth anniversary of the loan.

      On May 29, 2002, Mr. Roth replaced common shares of the Company securing the Company's outstanding loan to Mr. Roth with options to purchase common shares of the Company with a value of not less than two times the loan amount.

      Pursuant to the Company's annual compensation review in February 2002 with Joseph Macnow, the Company's Chief Financial Officer, the Compensation Committee approved a $2,000,000 loan to Mr. Macnow, bearing interest at the applicable federal rate of 4.65% per annum and due January 1, 2006. The loan, which was funded on July 23, 2002, was made in conjunction with Mr. Macnow's June 2002 exercise of options to purchase 225,000 shares of the Company's common stock. The loan is collateralized by assets with a value of not less than two times the loan amount.


      VORNADO OPERATING COMPANY ("VORNADO OPERATING")

      Pursuant to a revolving credit facility which expires December 31, 2004, Vornado Operating owes the Company $32,836,000 at September 30, 2002. Vornado Operating has disclosed that in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses. Further, Vornado Operating states that its only investee, AmeriCold Logistics ("Tenant"), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant). Management anticipates a further lease restructuring and the sale of non-core assets by AmeriCold Logistics, and accordingly, Vornado Operating is expected to have a source to repay the debt under this facility, which may be extended. Since January 1, 2002, the Company has not recognized interest income on the debt under this facility.

                              VORNADO REALTY TRUST

                                   (UNAUDITED)


8.    INCOME PER SHARE


      The following table sets forth the computation of basic and diluted income per share:


                                                            For The Three Months           For The Nine Months
                                                             Ended September 30,           Ended September 30,
                                                          ------------------------      ------------------------
                                                             2002          2001           2002            2001
                                                          ---------      ---------      ---------      ---------
(amounts in thousands except per share amounts)

Numerator:

    Income before cumulative effect of change in
      accounting principle and extraordinary item ...     $  62,805      $  76,780      $ 211,048      $ 202,341
    Cumulative effect of change in accounting
      principle .....................................            --             --        (30,129)        (4,110)
    Extraordinary item ..............................            --             --             --          1,170
                                                          ---------      ---------      ---------      ---------
    Net income ......................................        62,805         76,780        180,919        199,401
    Preferred share dividends .......................        (5,695)        (8,904)       (17,722)       (27,769)
                                                          ---------      ---------      ---------      ---------

Numerator for basic and diluted income per
    share - net income applicable to common shares ..     $  57,110      $  67,876      $ 163,197      $ 171,632
                                                          =========      =========      =========      =========

Denominator:
    Denominator for basic income per share - weighted
      average shares ................................       106,830         88,783        105,276         87,511
    Effect of dilutive securities:
      Employee stock options ........................         3,118          3,276          3,792          2,844
      Deferred compensation shares issued but not yet
       earned .......................................           401             --            254             --
                                                          ---------      ---------      ---------      ---------

    Denominator for diluted income per share -
      adjusted weighted average shares and
      assumed conversions ...........................       110,349         92,059        109,322         90,355
                                                          =========      =========      =========      =========

INCOME PER COMMON SHARE - BASIC:
      Income before cumulative effect of change in
        accounting principle and extraordinary item .     $     .53      $     .76      $    1.84      $    2.00
      Cumulative effect of change in accounting
        principle ...................................            --             --           (.29)          (.05)
      Extraordinary item ............................            --             --             --            .01
                                                          ---------      ---------      ---------      ---------
      Net income per common share ...................     $     .53      $     .76      $    1.55      $    1.96
                                                          =========      =========      =========      =========

INCOME PER COMMON SHARE - DILUTED:
      Income before cumulative effect of change in
        accounting principle and extraordinary item .     $     .52      $     .74      $    1.77      $    1.94
      Cumulative effect of change in accounting
         principle ..................................            --             --           (.28)          (.05)
      Extraordinary item ............................            --             --             --            .01
                                                          ---------      ---------      ---------      ---------
      Net income per common share ...................     $     .52      $     .74      $    1.49      $    1.90
                                                          =========      =========      =========      =========

                              VORNADO REALTY TRUST

                                   (UNAUDITED)

9.    COMPREHENSIVE INCOME


      The following table sets forth the Company's comprehensive income:


      (amounts in thousands)                            For The Three Months          For The Nine Months
                                                         Ended September 30,          Ended September 30,
                                                     ------------------------      ------------------------
                                                       2002            2001          2002           2001
                                                     --------        --------      --------        --------
Net income applicable to common shares .........     $ 57,110        $ 67,876      $163,197        $171,632
Adjustment to record cumulative effect of change
    in accounting principle ....................           --              --            --           4,110
Other comprehensive income (loss) ..............       37,124(1)       (6,694)       27,423(1)        2,356
                                                     --------        --------      --------        --------
Comprehensive income ...........................     $ 94,234          61,182      $190,620        $178,098
                                                     ========        ========      ========        ========

----------
(1) Includes $37,293 resulting from the Company's valuation of interest rate swap agreements at September 30, 2002, in accordance with Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities", as amended.

10.   COMMITMENTS AND CONTINGENCIES

      At September 30, 2002, the Company's $1,000,000,000 revolving credit facility had a zero balance, and the Company utilized $9,112,000 of availability under the facility for letters of credit and guarantees, in addition to $7,500,000 of other letters of credit outstanding.

      In conjunction with the closing of Alexander's Lexington Avenue construction loan on July 3, 2002, the Company agreed to guarantee, among other things, the lien free, timely completion of the construction of the project and funding of all project costs in excess of a stated budget, as defined in the loan agreement, if not funded by Alexander's (see note 5 - Investments in and Advances to Partially-Owned Entities).

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

      The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 do not expressly exclude coverage for hostile acts, except for acts of war. Since September 11, 2001, insurance companies have for the most part excluded terrorist acts from coverage in all risk policies. The Company has generally been unable to obtain all risk insurance which includes coverage for terrorist acts for policies it has renewed since September 11, 2001, for each of its businesses. In 2002, the Company obtained $200,000,000 of separate coverage for terrorist acts for each of its New York City Office, Washington, D.C. Office, Retail and Merchandise Mart businesses and $60,000,000 for its Temperature Controlled Logistics business. Therefore, the Company is at risk for financial loss in excess of these limits for terrorist acts (as defined), which loss could be material.

                              VORNADO REALTY TRUST

                                   (UNAUDITED)


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

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (UNAUDITED)

11.      Segment Information

         The Company has four business segments: Office, Retail, Merchandise Mart and Temperature Controlled Logistics, whose operating results are as follows.


                                                                        For The Three Months Ended September 30,
                                                         ------------------------------------------------------------------------
(amounts in thousands)                                                                   2002
                                                         ------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                            Merchandise   Controlled
                                                         Total        Office       Retail      Mart        Logistics     Other(2)
                                                         -----        ------       ------   -----------    ---------     --------
Rentals............................................... $  310,515   $  217,915   $  29,827  $  48,509     $     --    $   14,264
Expense reimbursements................................     44,407       27,160      13,246      2,742           --         1,259
Other income..........................................      6,286        4,548         450      1,496           --          (208)
                                                       ----------   ----------   ---------  ---------     --------    ----------
Total revenues........................................    361,208      249,623      43,523     52,747           --        15,315
                                                       ----------   ----------   ---------  ---------     --------    ----------
Operating expenses....................................    145,237       92,824      16,822     23,400           --        12,191
Depreciation and amortization.........................     52,011       37,514       3,384      6,920           --         4,193
General and administrative............................     27,352        8,899         814      5,593           --        12,046
Amortization of officer's deferred
     compensation expense.............................      6,875           --          --         --           --         6,875
                                                       ----------   ----------   ---------  ---------     --------    ----------
Total expenses........................................    231,475      139,237      21,020     35,913           --        35,305
                                                       ----------   ----------   ---------  ---------     --------    ----------
Operating income......................................    129,733      110,386      22,503     16,834           --       (19,990)
Income applicable to Alexander's......................     12,554           --          --         --           --        12,554
Income from partially-owned entities..................      6,692          598        (734)       (75)        (605)(5)     7,508
Interest and other investment income..................      6,407        1,202          88        147           --         4,970
Interest and debt expense.............................    (61,354)     (35,501)    (14,082)    (4,516)          --        (7,255)
Net gain on disposition of wholly-owned
  and partially-owned assets..........................      4,503           --          --        281           --         4,222
Minority interest.....................................    (35,730)     (27,849)     (2,730)    (4,163)         184        (1,172)
                                                       ----------   ----------   ---------  ---------     --------    ----------
Income before cumulative effect of change
  in accounting principle and extraordinary item......     62,805       48,836       5,045      8,508         (421)          837
Cumulative effect of change in accounting principle...         --           --          --         --           --            --
Extraordinary item....................................         --           --          --         --           --            --
                                                       ----------   ----------   ---------  ---------     --------    ----------
Net income............................................     62,805       48,836       5,045      8,508         (421)          837
Cumulative effect of change in accounting principle...         --           --          --         --           --            --
Extraordinary item....................................         --           --          --         --           --            --
Minority interest.....................................     35,730       27,849       2,730      4,163         (184)        1,172
Net gain on disposition of wholly-owned
  and partially-owned assets..........................         --           --          --         --           --            --
Interest and debt expense(3)..........................     78,042       36,010      14,578      4,516        6,533        16,405
Depreciation and amortization(3)......................     64,151       37,945       4,126      6,920        8,389         6,771
Straight-lining of rents(3)...........................     (8,226)      (6,802)        216     (1,046)          --          (594)
Other.................................................     (4,403)        (973)         --         --           --        (3,430)(4)
                                                       ----------  -----------   ---------  ---------     --------    ----------
EBITDA(1)............................................. $  228,099  $   142,865   $  26,695  $  23,061     $ 14,317    $   21,161
                                                       ==========  ===========   =========  =========     ========    ==========


                                                                        For The Three Months Ended September 30,
                                                         ------------------------------------------------------------------------
(amounts in thousands)                                                                   2001
                                                         ------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                            Merchandise   Controlled
                                                         Total        Office       Retail      Mart        Logistics     Other(2)
                                                         -----        ------       ------   -----------    ---------     --------
Rentals............................................... $  211,541   $  117,455   $  30,501  $  48,394     $     --     $   15,191
Expense reimbursements................................     36,216       21,548      11,417      2,335           --            916
Other income..........................................      2,508          977         562        905           --             64
                                                       ----------   ----------   ---------  ---------     --------     ----------
Total revenues........................................    250,265      139,980      42,480     51,634           --         16,171
                                                       ----------   ----------   ---------  ---------     --------     ----------
Operating expenses....................................    102,222       57,410      13,674     19,633           --        11,505
Depreciation and amortization.........................     29,275       16,851       3,357      5,750           --         3,317
General and administrative............................     15,043        2,857       1,003      4,041           --         7,142
Amortization of officer's deferred
     compensation expense.............................         --           --          --         --           --            --
                                                       ----------   ----------   ---------  ---------     --------     ----------
Total expenses........................................    146,540       77,118      18,034     29,424           --         21,964
                                                       ----------   ----------   ---------  ---------     --------     ----------
Operating income......................................    103,725       62,862      24,446     22,210           --         (5,793)
Income applicable to Alexander's......................      4,442           --          --         --           --          4,442
Income from partially-owned entities..................     18,856        7,629         617        110        3,240(5)       7,260
Interest and other investment income..................     14,584        1,571         104        400           --         12,509
Interest and debt expense.............................    (43,054)     (13,049)    (13,016)    (7,880)          --         (9,109)
Net gain on disposition of wholly-owned
  and partially-owned assets..........................      6,495           --          --         --           --          6,495
Minority interest.....................................    (28,268)     (13,613)     (3,910)    (3,641)      (2,469)        (4,635)
                                                       ----------   ----------   ---------  ---------     --------     ----------
Income before cumulative effect of change
  in accounting principle and extraordinary item......     76,780       45,400       8,241     11,199          771         11,169
Cumulative effect of change in accounting principle...         --           --          --         --           --             --
Extraordinary item....................................         --           --          --         --           --             --
                                                       ----------   ----------   ---------  ---------     --------     ----------
Net income............................................     76,780       45,400       8,241     11,199          771         11,169
Cumulative effect of change in accounting principle...         --           --          --         --           --             --
Extraordinary item....................................         --           --          --         --           --             --
Minority interest.....................................     28,268       13,613       3,910      3,641        2,469          4,635
Net gain on disposition of wholly-owned
  and partially-owned assets..........................         --           --          --         --           --             --
Interest and debt expense(3)..........................     65,772       22,960      13,680      7,880        6,712         14,540
Depreciation and amortization(3)......................     42,637       21,466       4,523      5,750        8,400          2,498
Straight-lining of rents(3)...........................     (8,600)      (6,242)       (449)    (1,483)          --           (426)
Other.................................................     (1,329)      (1,571)     (1,002)        --           41          1,203
                                                       ----------   ----------   ---------  ---------     --------     ----------
EBITDA(1)............................................. $  203,528   $   95,626   $ $28,903  $  26,987     $ 18,393     $   33,619
                                                       ==========   ==========   =========  =========     ========     ==========

-----------
     See footnotes on page 25.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (UNAUDITED)


11.      Segment Information - continued


                                                                          For The Nine Months Ended September 30,
                                                         ------------------------------------------------------------------------
(amounts in thousands)                                                                   2002
                                                         ------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                            Merchandise   Controlled
                                                         Total        Office       Retail      Mart        Logistics    Other(2)
                                                         -----        ------       ------      ----        ---------    --------
Rentals............................................... $  922,144   $  645,489   $  87,819  $ 148,387     $     --    $   40,449
Expense reimbursements................................    118,526       68,516      37,063      9,957           --         2,990
Other income..........................................     20,109       14,621       1,055      4,133           --           300
                                                       ----------   ----------   ---------  ---------     --------    ----------
Total revenues........................................  1,060,779      728,626     125,937    162,477           --        43,739
                                                       ----------   ----------   ---------  ---------     --------    ----------
Operating expenses....................................    398,950      255,452      44,490     65,980           --        33,028
Depreciation and amortization.........................    149,162      105,765      10,310     20,688           --        12,399
General and administrative............................     74,578       27,409       3,180     15,298           --        28,691
Cost of acquisitions not consummated..................         --           --          --         --           --            --
Amortization of officer's deferred
     compensation expense.............................     20,625           --          --         --           --        20,625
                                                       ----------   ----------   ---------  ---------     --------    ----------
Total expenses........................................    643,315      388,626      57,980    101,966           --        94,743
                                                       ----------   ----------   ---------  ---------     --------    ----------
Operating income......................................    417,646      340,000      67,957     60,511           --       (51,004)
Income applicable to Alexander's......................     22,609           --          --         --           --        22,609
Income from partially-owned entities..................     30,304        1,874        (803)       (62)       5,787(5)     23,508
Interest and other investment income..................     25,984        5,071         245        425           --        20,243
Interest and debt expense.............................   (179,491)    (105,011)    (41,793)   (18,386)          --       (14,301)
Net gain on disposition of wholly-owned
  and partially-owned assets..........................      1,053           --          --      2,156           --        (1,103)
Minority interest.....................................   (106,875)     (89,530)     (9,203)   (16,542)       3,488         4,912
                                                       ----------   ----------   ---------  ---------     --------    ----------
Income before cumulative effect of change
  in accounting principle and extraordinary item......    211,048      152,404      16,403     28,102        9,275         4,864
Cumulative effect of change in accounting principle...    (30,129)          --          --         --      (15,490)      (14,639)
Extraordinary item....................................         --           --          --         --           --            --
                                                       ----------   ----------   ---------  ---------     --------    ----------
Net income............................................    180,919      152,404      16,403     28,102       (6,215)       (9,775)
Cumulative effect of change in accounting principle...     30,129           --          --         --       15,490        14,639
Extraordinary item....................................         --           --          --         --           --            --
Minority interest.....................................    106,875       89,530       9,203     16,542       (3,488)       (4,912)
Net gain on disposition of wholly-owned
  and partially-owned assets..........................         --           --          --         --           --            --
Interest and debt expense(3)..........................    228,534      106,529      43,559     18,386       19,394        40,666
Depreciation and amortization(3)......................    187,086      107,116      11,873     20,688       25,642        21,767
Straight-lining of rents(3)...........................    (26,489)     (21,504)       (639)    (2,837)          --        (1,509)
Other.................................................     (4,328)      (3,400)        860       (123)       1,376        (3,041)(4)
                                                       ----------   ----------   ---------  ---------     --------    ----------
EBITDA(1)............................................. $  702,726   $  430,675   $  81,259     80,758     $ 52,199    $   57,835
                                                       ==========   ==========   =========     ======     ========    ==========


                                                                         For The Nine Months Ended September 30,
                                                         ------------------------------------------------------------------------
(amounts in thousands)                                                                   2001
                                                         ------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                            Merchandise   Controlled
                                                         Total        Office       Retail      Mart        Logistics    Other(2)
                                                         -----        ------       ------      ----        ---------    --------
Rentals............................................... $  628,511   $  345,575   $  87,402  $ 145,517     $     --    $   50,017
Expense reimbursements................................    102,851       56,509      34,923     10,166           --         1,253
Other income..........................................      7,588        2,362       1,467      2,442           --         1,317
                                                       ----------   ----------   ---------  ---------     --------    ----------
Total revenues........................................    738,950      404,446     123,792    158,125           --        52,587
                                                       ----------   ----------   ---------  ---------     --------    ----------
Operating expenses....................................    299,436      164,855      41,528     62,427           --        30,626
Depreciation and amortization.........................     91,226       52,795      10,364     18,256           --         9,811
General and administrative............................     51,706        8,864       2,405     13,286           --        27,151
Cost of acquisitions not consummated..................      5,000           --          --         --           --         5,000
Amortization of officer's deferred
     compensation expense.............................         --           --          --         --           --            --
                                                       ----------   ----------   ---------  ---------     --------    ----------
Total expenses........................................    447,368      226,514      54,297     93,969           --        72,588
                                                       ----------   ----------   ---------  ---------     --------    ----------
Operating income......................................    291,582      177,932      69,495     64,156           --       (20,001)
Income applicable to Alexander's......................     21,422           --          --         --           --        21,422
Income from partially-owned entities..................     62,074       24,689       3,009        219       12,909(5)     21,248
Interest and other investment income..................     43,931        5,766         520      1,777           --        35,868
Interest and debt expense.............................   (136,443)     (44,063)    (41,429)   (25,866)          --       (25,085)
Net gain on disposition of wholly-owned
  and partially-owned assets..........................      3,706       12,445       3,050         --           --       (11,789)
Minority interest.....................................    (83,931)     (41,935)    (12,386)   (11,410)      (8,294)       (9,906)
                                                       ----------   ----------   ---------  ---------     --------    ----------
Income before cumulative effect of change
  in accounting principle and extraordinary item......    202,341      134,834      22,259     28,876        4,615        11,757
Cumulative effect of change in accounting principle...     (4,110)          --          --         --           --        (4,110)
Extraordinary item....................................      1,170           --          --         --           --         1,170
                                                       ----------   ----------   ---------  ---------     --------    ----------
Net income............................................    199,401      134,834      22,259     28,876        4,615         8,817
                                                       ----------   ----------   ---------  ---------     --------    ----------
Cumulative effect of change in accounting principle...      4,110           --          --         --           --         4,110
Extraordinary item....................................     (1,170)          --          --         --           --        (1,170)
Minority interest.....................................     83,931       41,935      12,386     11,410        8,294         9,906
Net gain on disposition of wholly-owned
  and partially-owned assets..........................    (15,495)     (12,445)     (3,050)        --           --            --
Interest and debt expense(3)..........................    206,177       75,266      43,377     25,866       20,198        41,470
Depreciation and amortization(3)......................    136,473       67,102      13,862     18,256       25,211        12,042
Straight-lining of rents(3)...........................    (22,676)     (16,247)     (1,144)    (3,871)          --        (1,414)
Other.................................................     (8,889)      (3,791)     (2,337)        --          222        (2,983)(4)
                                                       ----------   ----------   ---------  ---------     --------    ----------
EBITDA(1)............................................. $  581,862   $  286,654   $  85,353  $  80,537     $ 58,540    $   70,778
                                                       ==========   ==========   =========  =========     ========    ==========

-----------
     See footnotes on page 25.

                              VORNADO REALTY TRUST

                                   (UNAUDITED)

11.   SEGMENT INFORMATION- CONTINUED

Notes to EBITDA by segment information:

(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA should not be considered a substitute for net income as a measure of operating performance or a substitute for cash flow as a measure of liquidity. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2)   Other EBITDA is comprised of:


                                                       For the Three Months           For the Nine Months
                                                        Ended September 30,           Ended September 30,
                                                     -------------------------      -------------------------
                                                       2002             2001          2002            2001
                                                     --------         --------      --------         --------
Hotel Pennsylvania (A) .........................     $  1,715         $  2,886      $  4,621         $ 14,307
Newkirk Joint Ventures:
  Equity in income of limited partnerships .....       15,400           13,749        45,929           40,457
  Interest and other income ....................        2,200            1,343         6,671            4,545
Alexander's ....................................       11,783            6,892        26,549           21,430
Investment income and other (B) ................        4,077            8,934        21,963           32,046
Unallocated general and administrative
    expenses ...................................      (10,436)(C)       (6,680)      (24,985)(C)      (25,218)
Amortization of Officer's deferred compensation
    expense ....................................       (6,875)              --       (20,625)              --
Gain on transfer of mortgages ..................        2,096               --         2,096               --
Net gain on sale of air rights .................        2,126               --         2,126               --
Palisades (D) ..................................         (925)              --        (1,185)              --
Loss on Primestone foreclosure .................           --               --       (17,671)              --
Net gain on sale of marketable equity securities           --               --        12,346               --
After-tax net gain on sale of Park Laurel
    condominium units ..........................           --           13,869            --           13,869
Costs of acquisitions not consummated ..........           --               --            --           (5,000)
Write-off of net investment in Russian Tea
    Room ("RTR") ...............................           --           (7,374)           --           (7,374)
Write-off of investments in technology
    companies ..................................           --               --            --          (18,284)
                                                     --------         --------      --------         --------
         Total .................................     $ 21,161         $ 33,619      $ 57,835         $ 70,778
                                                     ========         ========      ========         ========

----------
      (A) Average occupancy and REVPAR for the Hotel Pennsylvania were 69.4% and $56.07 for the three months ended September 30, 2002 compared to 65.5% and $71.69 for the prior year's quarter. Average occupancy and REVPAR for the Hotel Pennsylvania were 61.7% and $53.50 for the nine months ended September 30, 2002 compared to 66.6% and $74.61 for the prior year's nine months.
      (B) No income was recognized on the Company's loans to Primestone and Vornado Operating Company for the three and nine months ended September 30, 2002.
      (C)   Includes $2,229 for Primestone litigation costs.
      (D) The development of the Palisades residential complex was substantially complete as of March 1, 2002. Accordingly, the Company placed the property into service on March 1, 2002 and discontinued the capitalization of interest and other property specific costs. Operating results for the three months ended September 30, 2002, include a charge of $533 based on a retroactive increase in the real estate tax assessment of the complex to January 1, 2002. As of September 30, 2002, the property, which is now in the lease-up phase, is 45% occupied (244 of the 538 total apartments have been leased).
(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(4) Includes $3,430 and $6,298 representing the Company's share of Alexander's gain on sale of its Third Avenue property on August 30, 2002 and its Fordham Road property on January 12, 2001.
(5) Excludes rent not recognized of $6,808 and $12,361 for the three and nine months ended September 30, 2002 and $5,311 and $7,651 for the three and nine months ended September 30, 2001.

                         INDEPENDENT ACCOUNTANTS' REPORT



Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Vornado Realty Trust as of September 30, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Vornado Realty Trust as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP




Parsippany, New Jersey
October 30, 2002

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

         OVERVIEW

      Management's Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company's consolidated financial statements for the three and nine months ended September 30, 2002 and 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company's significant accounting policies is included in Note 2
- Summary of Significant Accounting Policies to the Company's annual report on Form 10-K for the year ended December 31, 2001.

      Operating results for the three and nine months ended September 30, 2002, reflect the Company's January 1, 2002 acquisition of the remaining 66% of Charles E. Smith Commercial Realty L.P. ("CESCR") and the resulting consolidation of CESCR's operations. See Supplemental Information beginning on page 48 for Condensed Pro Forma Operating Results for the three and nine months ended September 30, 2001 giving effect to the CESCR acquisition as if it had occurred on January 1, 2001. Further, the Supplemental Information contains data regarding (i) details of the changes by segment in EBITDA for the three months ended September 30, 2002 compared to the three months ended June 30, 2002, (ii) leasing activity and (iii) pro forma senior unsecured debt covenant compliance ratios.

      In comparing the financial results of the Company's segments on a quarterly basis, the following should be noted:

o The third quarter financial results of the Office and Merchandise Mart segments have historically been impacted by higher net utility costs than in each other quarter of the year;

o The fourth quarter financial results of the Retail segment have historically been higher than the first three quarters due to the recognition of percentage rental income in that quarter; and

o The second and fourth quarter financial results of the Merchandise Mart segment have historically been higher than the first and third quarters due to major trade shows occurring in those quarters.

         CRITICAL ACCOUNTING POLICIES

      In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001.

REAL ESTATE

      Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the costs associated with a property to its various components. If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

      The Company's properties are reviewed for impairment if events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the Company incorrectly estimates the value of the asset or the undiscounted cash flows, the impairment charges may be different.

NOTES AND MORTGAGE LOANS RECEIVABLE

      The Company evaluates the collectibility of both interest and principal of each of its notes and mortgage loans receivable if circumstances warrant to determine whether it is impaired. If the Company fails to identify that the investee or borrower are unable to perform the Company's bad debt expense may be different.

PARTIALLY-OWNED ENTITIES

      The Company has several investments in entities that are partially owned and are accounted for under the equity method of accounting. To the extent that the Company is deemed to control these entities, these entities would have to be consolidated and therefore impact the balance sheet, operations and related ratios. The ultimate realization of the investment in joint ventures is dependent on a number of factors including the performance of the investee and market conditions. If the Company determines that a decline in the value of its investee is other than temporary then an impairment charge would be recorded.

REVENUE RECOGNITION

      Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases if they provide for varying rents over the lease terms. Contingent rents are not recognized until realized. Before the Company can recognize revenue, it is required to assess, among other things, its collectibility. If the Company incorrectly determines the collectibility of its revenue, its net income and assets could be overstated.

INCOME TAXES

      The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to distribute to its shareholders 100% of its taxable income. Therefore, no provision for Federal income taxes is required. If the Company fails to distribute the required amount of income to its shareholders, it would fail to qualify as a REIT and substantial adverse tax consequences may result.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Below is a summary of Net Income and EBITDA (1):


(amounts in thousands)                                                 Three Months Ended September 30, 2002
                                                    ----------------------------------------------------------------------------
                                                                                                        Temperature
                                                                                          Merchandise   Controlled
                                                      Total       Office       Retail        Mart        Logistics      Other(2)
                                                    ---------    ---------    ---------    ---------    ---------      ---------
Rentals ........................................... $ 310,515    $ 217,915     $ 29,827    $  48,509    $      --      $  14,264
Expense reimbursements ............................    44,407       27,160       13,246        2,742           --          1,259
Other income ......................................     6,286        4,548          450        1,496           --           (208)
                                                    ---------    ---------    ---------    ---------    ---------      ---------
Total revenues ....................................   361,208      249,623       43,523       52,747           --         15,315
                                                    ---------    ---------    ---------    ---------    ---------      ---------
Operating expenses ................................   145,237       92,824       16,822       23,400           --         12,191
Depreciation and amortization .....................    52,011       37,514        3,384        6,920           --          4,193
General and administrative ........................    27,352        8,899          814        5,593           --         12,046
Amortization of officer's deferred
  compensation expense ............................     6,875           --           --           --           --          6,875
                                                    ---------    ---------    ---------    ---------    ---------      ---------
Total expenses ....................................   231,475      139,237       21,020       35,913           --         35,305
                                                    ---------    ---------    ---------    ---------    ---------      ---------
Operating income ..................................   129,733      110,386       22,503       16,834           --        (19,990)
Income applicable to Alexander's ..................    12,554           --           --           --           --         12,554
Income (loss) from partially-owned entities .......     6,692          598         (734)         (75)        (605)(5)      7,508
Interest and other investment income ..............     6,407        1,202           88          147           --          4,970
Interest and debt expense .........................   (61,354)     (35,501)     (14,082)      (4,516)          --         (7,255)
Net gain on disposition of wholly-owned and
 partially-owned assets ...........................     4,503           --           --          281           --          4,222
Minority interest .................................   (35,730)     (27,849)      (2,730)      (4,163)         184         (1,172)
                                                    ---------    ---------    ---------    ---------    ---------      ---------
Income before cumulative effect of change in
 accounting principle and extraordinary item ......    62,805       48,836        5,045        8,508         (421)           837
Cumulative effect of change in accounting principle        --           --           --           --           --             --
Extraordinary item ................................        --           --           --           --           --             --
                                                    ---------    ---------    ---------    ---------    ---------      ---------
Net income (loss) .................................    62,805       48,836        5,045        8,508         (421)           837
Cumulative effect of change in accounting principle        --           --           --           --           --             --
Extraordinary item ................................        --           --           --           --           --             --
Minority interest .................................    35,730       27,849        2,730        4,163         (184)         1,172
Interest and debt expense(3) ......................    78,042       36,010       14,578        4,516        6,533         16,405
Depreciation and amortization(3) ..................    64,151       37,945        4,126        6,920        8,389          6,771
Straight-lining of rents(3) .......................    (8,226)      (6,802)         216       (1,046)          --           (594)
Other .............................................    (4,403)        (973)          --           --           --         (3,430)(4)
                                                    ---------    ---------    ---------    ---------    ---------      ---------
EBITDA(1) ......................................... $ 228,099    $ 142,865    $  26,695    $  23,061    $  14,317      $  21,161
                                                    =========    =========    =========    =========    =========      =========

----------
See footnotes on page 31.


          (amounts in thousands)                                     Three Months Ended September 30, 2001
                                                 -----------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                       Merchandise  Controlled
                                                   Total       Office      Retail         Mart       Logistics       Other(2)
                                                 ---------    ---------    ---------    ---------    ---------       ---------
Rentals ......................................   $ 211,541    $ 117,455    $  30,501    $  48,394    $      --       $  15,191
Expense reimbursements .......................      36,216       21,548       11,417        2,335           --             916
Other income .................................       2,508          977          562          905           --              64
                                                 ---------    ---------    ---------    ---------    ---------       ---------
Total revenues ...............................     250,265      139,980       42,480       51,634           --          16,171
                                                 ---------    ---------    ---------    ---------    ---------       ---------
Operating expenses ...........................     102,222       57,410       13,674       19,633           --          11,505
Depreciation and amortization ................      29,275       16,851        3,357        5,750           --           3,317
General and administrative ...................      15,043        2,857        1,003        4,041           --           7,142
Costs of acquisitions not consummated ........          --           --           --           --           --              --
                                                 ---------    ---------    ---------    ---------    ---------       ---------
Total expenses ...............................     146,540       77,118       18,034       29,424           --          21,964
                                                 ---------    ---------    ---------    ---------    ---------       ---------
Operating income (loss) ......................     103,725       62,862       24,446       22,210           --          (5,793)
Income applicable to Alexander's .............       4,442           --           --           --           --           4,442
Income from partially-owned entities .........      18,856        7,629          617          110        3,240(5)        7,260
Interest and other investment income .........      14,584        1,571          104          400           --          12,509
Interest and debt expense ....................     (43,054)     (13,049)     (13,016)      (7,880)          --          (9,109)
Net gain on disposition of wholly-owned and
  partially-owned assets .....................       6,495           --           --           --           --           6,495
Minority interest ............................     (28,268)     (13,613)      (3,910)      (3,641)      (2,469)         (4,635)
                                                 ---------    ---------    ---------    ---------    ---------       ---------
Income before cumulative effect of change in
  accounting principle and extraordinary item       76,780       45,400        8,241       11,199          771          11,169
Cumulative effect of change in accounting
  principle ..................................          --           --           --           --           --              --
Extraordinary item ...........................          --           --           --           --           --              --
                                                 ---------    ---------    ---------    ---------    ---------       ---------
Net income ...................................      76,780       45,400        8,241       11,199          771          11,169
Minority interest ............................      28,268       13,613        3,910        3,641        2,469           4,635
Interest and debt expense(3) .................      65,772       22,960       13,680        7,880        6,712          14,540
Depreciation and amortization(3) .............      42,637       21,466        4,523        5,750        8,400           2,498
Straight-lining of rents(3) ..................      (8,600)      (6,242)        (449)      (1,483)          --            (426)
Other ........................................      (1,329)      (1,571)      (1,002)          --           41           1,203
                                                 ---------    ---------    ---------    ---------    ---------       ---------
EBITDA(1) ....................................   $ 203,528    $  95,626    $  28,903    $  26,987    $  18,393       $  33,619
                                                 =========    =========    =========    =========    =========       =========


----------
See footnotes on page 31.

NOTES TO EBITDA BY SEGMENT TABLES:

(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA should not be considered a substitute for net income as a measure of operating performance or a substitute for cash flow as a measure of liquidity. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2)   Other EBITDA is comprised of:


                                                                        For the Three Months
(amounts in thousands)                                                   Ended September 30,
                                                                      -------------------------
                                                                        2002            2001
                                                                      --------         --------
      Hotel Pennsylvania (A) ....................................     $  1,715         $  2,886
      Newkirk Joint Ventures:
        Equity in income of limited partnerships ................       15,400           13,749
        Interest and other income ...............................        2,200            1,343
      Alexander's ...............................................       11,783            6,892
      Investment income and other (B) ...........................        4,077            8,934
      Unallocated general and administrative expenses ...........      (10,436)(C)       (6,680)
      Amortization of Officer's deferred compensation expense ...       (6,875)              --
      Gain on transfer of mortgages .............................        2,096               --
      Net gain on sale of air rights ............................        2,126               --
      Palisades (D) .............................................         (925)              --
      After-tax net gain on sale of Park Laurel condominium units           --           13,869
      Write-off of net investment in Russian Tea Room ("RTR") ...           --           (7,374)
                                                                      --------         --------
               Total ............................................     $ 21,161         $ 33,619
                                                                      ========         ========

----------
      (A) Average occupancy and REVPAR for the Hotel Pennsylvania were 69.4% and $56.07 for the three months ended September 30, 2002 compared to 65.5% and $71.69 for the prior year's quarter.
      (B) No income was recognized on the Company's loans to Primestone and Vornado Operating Company for the three months ended September 30, 2002.
      (C)   Includes $2,229 for Primestone litigation costs.
      (D) The development of the Palisades residential complex was substantially complete as of March 1, 2002. Accordingly, the Company placed the property into service on March 1, 2002 and discontinued the capitalization of interest and other property specific costs. Operating results for the three months ended September 30, 2002, include a charge of $533 based on a retroactive increase in the real estate tax assessment of the complex to January 1, 2002. As of September 30, 2002, the property, which is now in the lease-up phase, is 45% occupied (244 of the 538 total apartments have been leased).

(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(4) Includes $3,430 representing the Company's share of Alexander's gain on sale of its Third Avenue property on August 30, 2002.
(5) Excludes rent not recognized of $6,808 and $5,311 for the three months ended September 30, 2002 and 2001.

      THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

      Below are the details of the changes by segment in EBITDA.

                                                                                                   Temperature
                                                                                    Merchandise     Controlled
(amounts in thousands)                       Total       Office        Retail          Mart          Logistics        Other
                                           ---------    ---------     ---------     -----------    ------------     ---------
Three months ended September 30, 2001 ...  $ 203,528    $  95,626     $  28,903     $  26,987       $  18,393       $  33,619
2002 Operations:
     Same store operations(1) ...........     (2,126)       2,368          (368)         (406)(3)      (4,076)(4)         356
     Acquisitions, dispositions and
        non-recurring income and expenses     26,697       44,871        (1,840)(5)    (3,520)(6)          --         (12,814)(7)
                                           ---------    ---------     ---------     ---------       ---------       ---------
Three months ended September 30, 2002 ...  $ 228,099    $ 142,865(2)  $  26,695     $  23,061       $  14,317       $  21,161
                                           =========    =========     =========     =========       =========       =========
     % increase (decrease) in same
       store operations .................       (1.0%)        2.5%(2)      (1.3%)        (1.5%)(3)      (22.2%)(4)        1.1%

----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) EBITDA and the same store percentage increase was $75,307 and 2.6% for the New York City office portfolio and $67,558 and 1.9% for the CESCR portfolio.
(3) The net of a $1,300 (4.5%) same store increase in the core portfolio and a $1,706 decline at the LA Mart as a result of rent reductions and increased marketing expenditures.
(4) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. The Company's joint venture does not recognize rental income unless earned and collection is assured or cash is received. The Company did not recognize its share of the rent the joint venture was due amounting to $6,808 for the three months ended September 30, 2002. The tenant has advised the Landlord that (i) its revenue for the quarter ended September 30, 2002 from the warehouses it leases from the Landlord, was higher than last year by .3%, and (ii) its gross profit before rent at these warehouses for the corresponding period decreased by $2,295 (a 6.0% decrease). The increase in revenue is primarily attributable to higher occupancy rates, offset by a reduction in customer inventory turns. The decrease in gross profit is primarily attributable to higher insurance, workers' compensation and other costs. In addition, the tenant's cash requirements for capital expenditures, debt service and a non-recurring pension funding were $2,628 higher in the current quarter than in the prior year's quarter, which impacted the ability of the tenant to pay rent.
(5) EBITDA for the three months ended September 30, 2002 includes (i) losses of $600 in connection with the Company's investment in the Starwood Ceruzzi Joint Venture for properties placed into service on January 1, 2002 and (ii) a $402 payment of Puerto Rico taxes related to the prior year. EBITDA for the three months ended September 30, 2001 included non-recurring lease termination fees and real estate tax refunds aggregating $500.
(6) EBITDA for the three months ended September 30, 2002, reflects (i) a charge of $954 in connection with the termination of a contract and
      (ii) a charge of $312 for the settlement of a 1998 utility assessment. EBITDA for the three months ended September 30, 2001 includes income of $1,529 resulting from the reversal of real estate tax accruals.
(7) Reflects net non-recurring items included in EBITDA, see page 31, footnote 2 for details.

      REVENUES

      The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues and other income, were $361,208,000 for the three months ended September 30, 2002, compared to $250,265,000 in the prior year's quarter, an increase of $110,943,000, of which $104,906,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations. Below are the details of the increase (decrease) by segment:

 (amounts in thousands)



                                          Date of                                                     Merchandise
                                       Acquisition          Total        Office         Retail           Mart          Other
                                       -----------          -----        ------         ------        -----------      -----

Property rentals:
  Acquisitions:
     CESCR (effect of acquisition
       of 66% and consolidation vs.
       equity method accounting
       for 34%)..................      January 2002      $ 96,887      $  96,887      $   --             $  --       $   --
     Palisades...................      March 2002           1,209            --           --                --         1,209
     715 Lexington Avenue........      July 2001               38            38           --                --            --
  Hotel activity.................                          (2,402)(1)        --           --                --        (2,402)(1)
  Trade Shows activity...........                            (597)           --           --              (597)           --
  Leasing activity...............                           3,839         3,535         (674)              712           266
                                                          -------      ---------      ------            ------        ------
  Total increase (decrease) in
     property rentals............                          98,974       100,460         (674)              115          (927)
                                                          -------      ---------      ------            ------        ------
Tenant expense reimbursements:
  Increase due to acquisitions...                           4,074         4,074           --                --            --
  Other..........................                           4,117         1,538        1,829               407           343
                                                          -------      ---------      ------            ------        ------
Total increase in tenant
  expense reimbursements......                              8,191         5,612        1,829               407           343
                                                          -------      ---------      ------            ------        ------
Other Income:
  Increase due to acquisitions...                           3,945         3,945           --                --           --
  Other..........................                            (167)         (374)        (112)              591          (272)
                                                          -------      ---------      ------            ------        ------
Total increase (decrease) in other
  income......................                              3,778         3,571         (112)              591          (272)
                                                          -------      ---------      ------            ------        ------
Total increase (decrease) in
  revenues....................                           $110,943      $109,643       $1,043            $1,113       $  (856)
                                                          =======      =========      ======            ======        ======


(1) Average occupancy and REVPAR for the Hotel Pennsylvania were 69.4% and $56.07 for the three months ended September 30, 2002 compared to 65.5% and $71.69 for the prior year's quarter.

See supplemental information beginning on page 48, including leasing activity on page 49 for further information.

      EXPENSES

      The Company's expenses were $231,475,000 for the three months ended September 30, 2002, compared to $146,540,000 in the prior year's quarter, an increase of $84,935,000 of which $52,193,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations. Below are the details of the increase by segment:



                                                                                          Merchandise
     (amounts in thousands)                   Total         Office          Retail            Mart             Other
                                              -----         ------          ------        ------------         ------
   Operating:
       Acquisitions:
       CESCR (effect of
          acquisition of 66% and
          consolidation vs. equity
          method accounting
          for 34%).................         $30,390        $30,390           $--             $    --         $    --
       Palisades.....................         2,214             --            --                  --           2,214
       715 Lexington Avenue..........            80             80            --                  --              --
       Hotel activity................          (208)            --            --                  --            (208)
       Trade Shows activity..........          (225)            --            --                (225)             --
       Same store operations.........        10,764          4,944(1)      3,148(2)            3,992(3)       (1,320)
                                            -------        -------        ------              ------         -------
                                             43,015         35,414         3,148               3,767             686
                                            -------        -------        ------              ------         -------
   Depreciation and amortization:
       Acquisitions..................        17,307         16,441            --                  --             866
       Same store operations.........         5,429          4,222            27               1,170              10
                                            -------        -------        ------              ------         -------
                                             22,736         20,663            27               1,170             876
                                            -------        -------        ------              ------         -------
   General and administrative:
     Appreciation in value of
       Vornado shares and other
       securities held in officers'
       deferred compensation trust in
       the three months ended
       September 30, 2001............           607             --            --                  --             607
       Acquisitions..................         5,362          5,362            --                  --              --
     Other expenses..................         6,340            680          (189)              1,552(4)        4,297(5)
                                            -------        -------        ------              ------         -------
     Total increase (decrease) in
       general and administrative....        12,309          6,042          (189)              1,552           4,904
                                            -------        -------        ------              ------         -------
   Amortization of officer's
     deferred compensation expense...         6,875             --            --                  --           6,875
                                            -------        -------        ------              ------         -------
                                            $84,935        $62,119        $2,986              $6,489         $13,341
                                            =======        =======        ======              ======         =======


------------
(1) Results primarily from (i) a $2,401 increase in insurance, security and other costs in 2002, largely reimbursed by tenants, (ii) a $334 increase in repairs and maintenance and (iii) a $720 write-off of deferred rents receivable in the current quarter.
(2) Results primarily from (i) increases in insurance costs which are reimbursed by tenants, (ii) a $402 payment of Puerto Rico taxes related to the prior year and (iii) lease termination fees and real estate tax refunds netted against expenses in 2001, which aggregated $500.
(3) Reflects (i) increased insurance costs of $709 in 2002, (ii) a charge of $312 from the settlement of a 1998 utility assessment, and
      (iii) the reversal of a $1,529 accrual of real estate taxes in 2001.
(4) Reflects a charge of $954 in connection with the termination of a contract and the write-off of related deferred costs in 2002.
(5) Includes professional fees expensed of $2,229 in connection with the Primestone litigation in 2002.

      INCOME APPLICABLE TO ALEXANDER'S

      Income applicable to Alexander's (loan interest income, management, leasing, development and commitment fees, and equity in income) was $12,554,000 in the three months ended September 30, 2002, compared to $4,442,000 in the prior year's quarter, an increase of $8,112,000. This increase resulted from (i) Alexander's reversal of stock appreciation rights compensation expense of which the Company's share is $1,402,000, (ii) $3,431,000 from the Company's share of Alexander's gain on sale of its Third Avenue property on August 30, 2002, and
(iii) $2,955,000 from development and commitment fees in connection with Alexander's Lexington Avenue development project.

      INCOME FROM PARTIALLY-OWNED ENTITIES

      In accordance with accounting principles generally accepted in the United States of America, the Company reflects the income it receives from (i) entities it owns less than 50% of and (ii) entities it owns more than 50% of, but which have a partner who exercises significant control, on the equity method of accounting resulting in such income appearing on one line in the Company's consolidated statements of income. Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income of partially-owned entities for the three months ended September 30, 2002 as compared to the prior year's quarter:



(amounts in thousands)                                                                     Starwood
                                                      Temperature   Newkirk      Las        Ceruzzi     Partially-Owned
                                                      Controlled     Joint     Catalinas     Joint          Office
                                Total     CESCR(1)     Logistics    Venture     Mall(2)     Venture        Buildings       Other
                                -----     -------     -----------   -------    ---------   --------     ----------------   ------

SEPTEMBER 30, 2002:
  Revenues................... $114,209                  $ 23,627   $ 73,917    $ 3,342        $ 289      $13,034
  Expenses:
    Operating, general and
      administrative.........  (10,595)                   (1,692)    (1,439)    (1,163)        (509)      (5,792)
    Depreciation.............  (26,058)                  (14,454)    (8,682)      (450)        (329)      (2,143)
    Interest expense.........  (44,440)                  (10,451)   (30,021)    (1,124)          --       (2,844)

    Other, net...............   (2,828)                     (572)    (1,212)      (802)        (262)          20
                              --------                   -------   --------    -------        -----      =======
  Net income/(loss).......... $ 30,288                  $ (3,542)  $ 32,563    $  (197)       $(811)     $ 2,275
                              ========                   =======   ========    =======        =====      =======

  Vornado's interest.........                                 60%        21%        50%          80%          26%
  Equity in net income....... $  4,259                  $ (2,125)  $  6,987    $   (86)(2)    $(648)     $   598           $(467)
  Interest and other income..      913                        --        913         --           --           --              --
  Fee income.................    1,520                     1,520         --         --           --           --              --
                              --------                   -------   --------    -------        -----      =======           -----
  Income from partially-
    owned entities........... $  6,692  $     --(1)     $   (605)  $  7,900    $   (86)       $(648)     $   598           $(467)
                              ========  ========         =======   ========    =======        =====      =======           =====

SEPTEMBER 30, 2001:
  Revenues................... $203,609  $108,681        $ 29,574   $ 52,155    $ 3,602        $ 401      $ 9,196
  Expenses:
    Operating, general and
      administrative.........  (56,528)  (48,518)         (1,833)    (1,126)      (808)         (94)      (4,149)
    Depreciation.............  (35,580)  (12,285)        (14,775)    (6,641)      (502)        (168)      (1,209)
    Interest expense.........  (61,230)  (26,805)        (11,415)   (20,141)    (1,319)          --       (1,550)
    Other, net...............   (1,223)      156             704     (2,130)        --            1           46
                              --------  --------         -------   --------    -------        -----      =======
  Net income/(loss).......... $ 49,048  $ 21,229        $  2,255   $ 22,117    $   973        $ 140      $ 2,334
                              ========  ========         =======   ========    =======        =====      =======
  Vornado's interest.........                 34%             60%        30%        50%          80%          18%
  Equity in net income....... $ 15,696  $  7,218        $  1,353   $  6,635    $   505        $ 112      $   411           $(538)
  Interest and other income..    1,637        --             364      1,273         --           --           --              --
  Fee income.................    1,523        --           1,523         --         --           --           --              --
                              --------  --------         -------   --------    -------        -----      =======           -----
  Income from partially-
    owned entities........... $ 18,856  $  7,218        $  3,240   $  7,908    $   505        $ 112      $   411           $(538)
                              ========  ========         =======   ========    =======        =====      =======           =====
(DECREASE) INCREASE IN
  INCOME FROM
    PARTIALLY-OWNED
    ENTITIES................. $(12,164) $ (7,218)(1)     $(3,845)  $     (8)   $  (591)(2)    $(760)     $   187           $  71
                              ========  ========         =======   ========    =======        =====      =======           =====

---------------
(1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.

(2) On September 23, 2002, the Company acquired the remaining 50% of the Mall and the 25% of Kmart's anchor store that it did not previously own. Accordingly, Las Catalinas is consolidated as of September 30, 2002.

      INTEREST AND OTHER INVESTMENT INCOME

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, and dividend income) was $6,407,000 for the three months ended September 30, 2002, compared to $14,584,000 in the prior year's quarter, a decrease of $8,177,000. Of this decrease (i) $3,382,000 resulted from the lower yield on the investment of the proceeds received from the repayment of the Company's loan to NorthStar Partnership, L.P. in May 2002,
(ii) $3,316,000 resulted from the loss of interest income on the Company's foreclosed loans to Primestone, (iii) $645,000 resulted from not recognizing interest on the loan to Vornado Operating Company (see "Liquidity and Capital Resources - Vornado Operating Company") and (iv) $834,000 resulted from lower yields on other investments.

      INTEREST AND DEBT EXPENSE

      Interest and debt expense was $61,354,000 for the three months ended September 30, 2002, compared to $43,054,000 in the prior year's quarter, an increase of $18,300,000. This increase was primarily comprised of (i) $25,575,000 from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations, partially offset by (ii) a $5,795,000 savings from a 175 basis point reduction in weighted average interest rates of the Company's variable rate debt and (iii) lower average outstanding debt balances.

      NET GAIN ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS

      The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets for the three months ended September 30, 2002 and 2001:


                                                                                   For the Three Months Ended
                 (amounts in thousands)                                                   September 30,
                                                                                   ---------------------------
                                                                                       2002            2001
                                                                                   -------------   -----------

     Wholly-owned Assets:
       Gain on transfer of mortgages......................................              $2,096            $--
       Net gain on sale of air rights.....................................               2,126             --
       Gain on sale of Kinzie Park condominiums units.....................                 281             --
     Partially-owned Assets:
       After-tax net gain on sale of Park Laurel condominium units........                  --         13,869
       Write-off of net investment in Russian Tea Room....................                  --         (7,374)
                                                                                       -------        -------
                                                                                       $ 4,503        $ 6,495
                                                                                       =======        =======


      INVESTMENT IN PRIMESTONE

      On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. ("Primestone"). The Company received a 1% up-front fee and was entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bore interest at 16% per annum. Primestone defaulted on the repayment of this loan on October 25, 2001. The loan was subordinate to $37,957,000 of other debt of the borrower. On October 31, 2001, the Company purchased the other debt for its face amount. The loans were secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and the partnership units are exchangeable for the same number of common shares of PGE. The loans are also guaranteed by affiliates of Primestone.

      On November 19, 2001, the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768,000 including unpaid interest and fees of $6,790,000.

      On April 30, 2002, the Company and Cadim acquired the 7,944,893 partnership units at a foreclosure auction. The price paid for the units by application of a portion of Primestone's indebtedness to the Company and Cadim was $8.35 per unit, the April 30, 2002 closing price of shares of PGE on the New York Stock Exchange. On June 28, 2002, pursuant to the terms of the participation agreement, the Company transferred 3,972,447 of the partnership units to Cadim.

      In the second quarter, in accordance with foreclosure accounting, the Company recorded a loss on the Primestone foreclosure of $17,671,000 calculated based on (i) the acquisition price of the units and (ii) its valuation of the amounts realizable under the guarantees by affiliates of Primestone, as compared with the net carrying amount of the investment at April 30, 2002.

      At September 30, 2002, the Company's carrying amount of the investment was $39,485,000, of which $33,170,000 represents the carrying amount of the 3,972,447 partnership units owned by the Company ($8.35 per unit), $7,100,000 represents the amount expected to be realized under the guarantees, offset by $785,000 representing the Company's share of Prime Group Realty's net loss through June 30, 2002 (see Note 5. Investments in and Advances to Partially-Owned Entities). In the three months ended September 30, 2002, the Company expensed legal fees of $2,229,000 in connection with the ongoing Primestone litigation and the Company's effort to realize the guarantees.

      At October 28, 2002, the closing price of PGE shares on the New York Stock Exchange was $4.49 per share. The ultimate realization of the Company's investment will depend upon the future performance of the Chicago real estate market and the performance of PGE, as well as the ultimate realizable value of the net assets supporting the guarantees and the Company's ability to collect under the guarantees. In addition, the Company will continue to monitor this investment to determine whether additional write-downs are required based on (i) declines in value of the shares of PGE (for which the partnership units are exchangeable) which are "other than temporary" as used in accounting literature and (ii) the realizable value of the guarantees.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER  30, 2001

Below is a summary of Net income and EBITDA(1):


(amounts in thousands)                                                   Nine Months Ended September 30, 2002
                                                 -------------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                        Merchandise    Controlled
                                                  Total        Office       Retail         Mart        Logistics      Other(2)
                                                ----------   ----------   ----------    ----------    ------------    --------

Rentals.......................................  $  922,144   $ 645,489     $ 87,819      $148,387             --       $40,449
Expense reimbursements........................     118,526      68,516       37,063         9,957             --         2,990
Other income..................................      20,109      14,621        1,055         4,133             --           300
                                                ----------   ---------     --------      --------       --------       -------
Total revenues................................   1,060,779     728,626      125,937       162,477             --        43,739
                                                ----------   ---------     --------      --------       --------       -------
Operating expenses............................     398,950     255,452       44,490        65,980             --        33,028
Depreciation and amortization.................     149,162     105,765       10,310        20,688             --        12,399
General and administrative....................      74,578      27,409        3,180        15,298             --        28,691
Amortization of officer's deferred
  compensation expense........................      20,625          --           --            --             --        20,625
                                                ----------   ---------     --------      --------       --------       -------
Total expenses................................     643,315     388,626       57,980       101,966             --        94,743
                                                ----------   ---------     --------      --------       --------       -------
Operating income..............................     417,464     340,000       67,957        60,511             --       (51,004)
Income applicable to Alexander's..............      22,609          --           --            --             --        22,609
Income (loss) from partially-owned entities...      30,304       1,874         (803)          (62)         5,787(5)     23,508
Interest and other investment income..........      25,984       5,071          245           425             --        20,243
Interest and debt expense.....................    (179,491)   (105,011)     (41,793)      (18,386)            --       (14,301)
Net gain (loss) on disposition of wholly-owned
 and partially-owned assets...................       1,053          --           --         2,156             --        (1,103)
Minority interest.............................    (106,875)    (89,530)      (9,203)      (16,542)         3,488         4,912
                                                ----------   ---------     --------      --------       --------       -------
Income before cumulative effect of change in
 accounting principle and extraordinary item..     211,048     152,404       16,403        28,102          9,275         4,864
Cumulative effect of change in
 accounting principle.........................     (30,129)         --           --            --        (15,490)      (14,639)
Extraordinary item............................          --          --           --            --             --            --
                                                ----------   ---------     --------      --------       --------      --------
Net income (loss).............................     180,919     152,404       16,403        28,102         (6,215)       (9,775)
Cumulative effect of change in
 accounting principle.........................      30,129          --           --            --         15,490        14,639
Extraordinary item............................          --          --           --            --             --            --
Minority interest.............................     106,875      89,530        9,203        16,542         (3,488)       (4,912)
Net gain on disposition of assets.............          --          --           --            --             --            --
Interest and debt expense(3)..................     228,534     106,529       43,559        18,386         19,394        40,666
Depreciation and amortization(3)..............     187,086     107,116       11,873        20,688         25,642        21,767
Straight-lining of rents(3)...................     (26,489)    (21,504)        (639)       (2,837)            --        (1,509)
Other.........................................      (4,328)     (3,400)         860          (123)         1,376        (3,041)(4)
                                                ----------   ---------     --------      --------       --------       -------
EBITDA(1).....................................    $702,726    $430,675      $81,259      $ 80,758       $ 52,199       $57,835
                                                ==========   =========     ========      ========       ========       =======

---------------------
See footnotes on page 40.

(amounts in thousands)                                                      Nine Months Ended September 30, 2001
                                                         -----------------------------------------------------------------------
                                                                                                        Temperature
                                                                                            Merchandise  Controlled
                                                           Total      Office      Retail       Mart      Logistics      Other(2)
                                                         ---------   ---------   ---------   ---------   ---------     ---------
Rentals ...............................................  $ 628,511   $ 345,575   $  87,402   $ 145,517   $      --     $  50,017
Expense reimbursements ................................    102,851      56,509      34,923      10,166          --         1,253
Other income ..........................................      7,588       2,362       1,467       2,442          --         1,317
                                                         ---------   ---------   ---------   ---------   ---------     ---------
Total revenues ........................................    738,950     404,446     123,792     158,125          --        52,587
                                                         ---------   ---------   ---------   ---------   ---------     ---------
Operating expenses ....................................    299,436     164,855      41,528      62,427          --        30,626
Depreciation and amortization .........................     91,226      52,795      10,364      18,256          --         9,811
General and administrative ............................     51,706       8,864       2,405      13,286          --        27,151
Costs of acquisitions not consummated .................      5,000          --          --          --          --         5,000
                                                         ---------   ---------   ---------   ---------   ---------     ---------
Total expenses ........................................    447,368     226,514      54,297      93,969          --        72,588
                                                         ---------   ---------   ---------   ---------   ---------     ---------
Operating income (loss) ...............................    291,582     177,932      69,495      64,156          --       (20,001)
Income applicable to Alexander's ......................     21,422          --          --          --          --        21,422
Income from partially-owned entities ..................     62,074      24,689       3,009         219      12,909(5)     21,248
Interest and other investment income ..................     43,931       5,766         520       1,777          --        35,868
Interest and debt expense .............................   (136,443)    (44,063)    (41,429)    (25,866)         --       (25,085)
Net gain (loss) on disposition of wholly-owned and
   partially-owned assets .............................      3,706      12,445       3,050          --          --       (11,789)
Minority interest .....................................    (83,931)    (41,935)    (12,386)    (11,410)     (8,294)       (9,906)
                                                         ---------   ---------   ---------   ---------   ---------     ---------
Income before cumulative effect of change in accounting
   principle and extraordinary item ...................    202,341     134,834      22,259      28,876       4,615        11,757
Cumulative effect of change in accounting principle ...     (4,110)         --          --          --          --        (4,110)
Extraordinary item ....................................      1,170          --          --          --          --         1,170
                                                         ---------   ---------   ---------   ---------   ---------     ---------
Net income ............................................    199,401     134,834      22,259      28,876       4,615         8,817
Cumulative effect of change in accounting principle
                                                             4,110          --          --          --          --         4,110
Extraordinary item ....................................     (1,170)         --          --          --          --        (1,170)
Minority interest .....................................     83,931      41,935      12,386      11,410       8,294         9,906
Net gain on disposition of wholly-owned and
   partially-owned assets .............................    (15,495)    (12,445)     (3,050)         --          --            --
Interest and debt expense(3) ..........................    206,177      75,266      43,377      25,866      20,198        41,470
Depreciation and amortization(3) ......................    136,473      67,102      13,862      18,256      25,211        12,042
Straight-lining of rents(3) ...........................    (22,676)    (16,247)     (1,144)     (3,871)         --        (1,414)
Other .................................................     (8,889)     (3,791)     (2,337)         --         222        (2,983)(4)
                                                         ---------   ---------   ---------   ---------   ---------     ---------
EBITDA(1) .............................................  $ 581,862   $ 286,654   $  85,353   $  80,537   $  58,540     $  70,778
                                                         =========   =========   =========   =========   =========     =========

----------
See footnotes on the following page.

NOTES TO EBITDA BY SEGMENT TABLES

(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA should not be considered a substitute for net income as a measure of operating performance or a substitute for cash flow as a measure of liquidity. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2)      Other EBITDA is comprised of:

           (amounts in thousands)                                                                 For the Nine Months
                                                                                                  Ended September 30,
                                                                                             -----------------------------
                                                                                                2002               2001
                                                                                             ---------           ---------
           Hotel Pennsylvania (A).............................................               $   4,621           $  14,307
           Newkirk Joint Ventures:
             Equity in income of limited partnerships.........................                  45,929              40,457
             Interest and other income........................................                   6,671               4,545
           Alexander's........................................................                  26,549              21,430
           Investment income and other (B)....................................                  21,963              32,046
           Unallocated general and administrative expenses....................                 (24,985)(C)         (25,218)
           Amortization of Officer's deferred compensation expense............                 (20,625)                 --
           Gain on transfer of mortgages......................................                   2,096                  --
           Net gain on sale of air rights.....................................                   2,126                  --
           Loss on Primestone foreclosure.....................................                 (17,671)                 --
           Net gain on sale of marketable securities..........................                  12,346                  --
           Palisades (D)......................................................                  (1,185)                 --
           After-tax net gain on sale of Park Laurel condominium units........                      --              13,869
           Costs of acquisitions not consummated..............................                      --              (5,000)
           Write-off of net investment in Russian Tea Room ("RTR")............                      --              (7,374)
           Write-off of investments in technology companies...................                      --             (18,284)
                                                                                             ---------           ---------
                    Total.....................................................               $  57,835           $  70,778
                                                                                             =========           =========

         -----------------------
         (A) Average occupancy and REVPAR for the Hotel Pennsylvania were 61.7% and $53.50 for the nine months ended September 30, 2002 compared to 66.6% and $74.61 for the prior year's nine months.
         (B) No income was recognized on the Company's loans to Primestone and Vornado Operating Company for the nine months ended September 30, 2002.
         (C) Includes $2,229 for Primestone litigation costs expensed in 2002.
         (D) The development of the Palisades residential complex was substantially complete as of March 1, 2002. Accordingly, the Company placed the property into service on March 1, 2002 and discontinued the capitalization of interest and other property specific costs. As of September 30, 2002, the property, which is now in the lease-up phase, is 45% occupied (244 of the 538 total apartments have been leased).
(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(4) Includes $3,430 and $6,298 representing the Company's share of Alexander's gain on sale of its Third Avenue property on August 30, 2002 and its Fordham Road property on January 12, 2001.
(5) Excludes rent not recognized of $12,361 and $7,651 for the nine months ended September 30, 2002 and 2001.

RESULTS OF OPERATIONS

      NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

      Below are the details of the changes by segment in EBITDA.


                                                                                             Temperature
                                                                                 Merchandise  Controlled
(amounts in thousands)                     Total       Office        Retail         Mart       Logistics        Other
                                          --------    --------       -------     -----------  ----------       -------
Nine months ended September 30, 2001.     $581,862    $286,654       $85,353       $80,537      $58,540        $70,778
2002 Operations:
     Same store operations(1)........        8,292      13,613         1,396         1,866(3)    (6,341)(4)     (2,242)(5)
     Acquisitions, dispositions and
        non-recurring income and
        expenses.....................      112,572     130,408        (5,490)(6)    (1,645)(7)       --        (10,701)(8)
                                          --------    --------       -------       -------      -------        -------
Nine months ended September 30, 2002.     $702,726    $430,675(2)    $81,259       $80,758      $52,199        $57,835
                                          ========    ========       =======       =======      =======        =======
     % increase (decrease) in same
       store operations..............          1.4%        4.7%(2)       1.6%          2.3%(3)    (10.8%)(4)      (3.2%)(5)

--------------------------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) EBITDA and the same store percentage increase was $230,478 and 5.4% for the New York City office portfolio and $200,197 and 2.4% for the CESCR portfolio.
(3) The net of a $3,572 (4.4%) same store increase in the core portfolio and a $1,706 decline at the LA Mart as a result of rent reductions and increased marketing expenditures.
(4) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. The Company's joint venture does not recognize rental income unless earned and collection is assured or cash is received. The Company did not recognize its share of the rent the joint venture was due amounting to $12,361 for the nine months ended September 30, 2002. The tenant has advised the Landlord that (i) its revenue for the nine months ended September 30, 2002 from the warehouses it leases from the Landlord, is lower than last year by .5%, and (ii) its gross profit before rent at these warehouses for the corresponding period decreased by $2,411 (a 2.1% decrease). The decrease in revenue is primarily attributable to a reduction in customer inventory turns. The decrease in gross profit is primarily attributable to higher insurance, workers' compensation and other costs. In addition, the tenant's cash requirements for capital expenditures, debt service and a non-recurring pension funding were $4,481 higher in the current nine month period than in the prior year's nine months, which impacted the ability of the tenant to pay rent.
(5) Primarily due to the reinvestment of the proceeds received from the repayment of the Company's $75,000 loan to NorthStar Partnership L.P. in May 2002 at lower yields and from not recognizing income on the Company's foreclosed loan to Primestone and outstanding loan to Vornado Operating.
(6) Primarily due to (i) losses of $1,400 in the nine months ended September 30, 2002 in connection with the Company's Starwood Ceruzzi joint venture for properties placed into service on January 1, 2002, and (ii) a recovery of a bad debt of $1,000 and a $1,300 gain on sale of a joint venture property in the nine months ended September 30, 2001.
(7) Reflects a charge of $954 in connection with the termination of a contract in the nine months ended September 30, 2002, as compared to $1,529 of income in the nine months ended September 30, 2001 resulting from the reversal of real estate tax accruals.
(8) Reflects net non-recurring items included in EBITDA, see page 40, footnote 2 for details.

      REVENUES

      The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues and other income were $1,060,779,000 for the nine months ended September 30, 2002, compared to $738,950,000 in the nine months ended September 30, 2001, an increase of $321,829,000 of which $304,325,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations. Below are the details of the increase (decrease) by segment:

     (amounts in thousands)
                                         Date of                                                 Merchandise
Property rentals:                      Acquisition        Total          Office       Retail        Mart        Other
                                       -----------      --------        --------      ------     ----------- ---------
  Acquisitions:
     CESCR (effect of acquisition
       of 66% and consolidation vs.
       equity method accounting
       for 34%)..................      January 2002     $284,663        $284,663      $   --     $    --     $     --
     Palisades...................      March 2002          1,209              --          --          --        1,209
     715 Lexington Avenue........      July 2001             976             976          --          --           --
  Hotel activity.................                        (10,341)(1)          --          --          --      (10,341)(1)
  Trade Shows activity...........                            950              --          --         950           --
  Leasing activity...............                         16,176          14,275         417       1,920         (436)
                                                        --------        --------      ------     -------     --------
  Total increase (decrease) in
     property rentals............                        293,633         299,914         417       2,870       (9,568)
                                                        --------        --------      ------     -------     --------

Tenant expense reimbursements:
  Increase (decrease) due to
     acquisitions/dispositions...                          8,274           8,274          --          --           --
  Other..........................                          7,401           3,733       2,140        (209)       1,737
                                                        --------        --------      ------     -------     --------
Total increase (decrease) in tenant
     expense reimbursements......                         15,675          12,007       2,140        (209)       1,737
                                                        --------        --------      ------     -------     --------
Other Income:
  Increase due to
     acquisitions/dispositions...                         11,388          11,388          --          --           --
  Other..........................                          1,133             871        (412)      1,691       (1,017)
                                                        --------        --------      ------     -------     --------
Total increase (decrease) in other
     income......................                         12,521          12,259        (412)      1,691       (1,017)
                                                        --------        --------      ------     -------     --------
Total increase (decrease) in
     revenues....................                       $321,829        $324,180      $2,145     $ 4,352     $ (8,848)
                                                        ========        ========      ======     =======     ========

--------------------------
(1) Average occupancy and REVPAR for the Hotel Pennsylvania were 61.7% and $53.50 for the nine months ended September 30, 2002 compared to 66.6% and $74.61 for the prior year's nine months.


 See supplemental information beginning on page 48, including leasing activity on page 49 for further information.

      EXPENSES

      The Company's expenses were $643,315,000 for the nine months ended September 30, 2002, compared to $447,368,000 in the nine months ended September 30, 2001, an increase of $195,947,000 of which $147,719,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations. Below are the details of the increase by segment:

                                                                          Merchandise
     (amounts in thousands)                Total       Office      Retail     Mart           Other
                                         ---------    --------    ------- -----------       --------
   Operating:
       Acquisitions:
       CESCR (effect of
          acquisition of 66% and
          consolidation vs. equity
          method accounting
          for 34%)...................     $ 83,205    $ 83,205    $   --     $   --         $    --
       Palisades.....................        2,214          --        --         --           2,214
       715 Lexington Avenue..........          588         588        --         --              --
       Hotel activity................         (694)         --        --         --            (694)
       Trade Shows activity..........          (77)         --        --        (77)             --
       Same store operations.........       14,278       6,804(1)  2,962(2)   3,630(3)          882
                                          --------    --------    ------     ------         -------
                                            99,514      90,597     2,962      3,553           2,402
                                          --------    --------    ------     ------         -------

   Depreciation and
       amortization:
       Acquisitions..................       48,522      47,656        --         --             866
       Same store operations.........        9,414       5,314       (54)     2,432           1,722
                                          --------    --------    ------     ------         -------
                                            57,936      52,970       (54)     2,432           2,588
                                          --------    --------    ------     ------         -------

   General and administrative:

     Appreciation in value of
       Vornado shares and other
       securities held in officers'
       deferred compensation trust
       in the nine months ended
       September 30, 2001............        1,276          --        --         --           1,276
       Acquisitions..................       16,858      16,858        --         --              --
     Other expenses..................        4,738       1,687       775      2,012(4)          264
                                          --------    --------    ------     ------         -------
     Total increase (decrease) in
       general and administrative....       22,872      18,545       775      2,012           1,540
                                          --------    --------    ------     ------         -------
   Amortization of officer's
     deferred compensation expense...       20,625          --        --         --          20,625
                                          --------    --------    ------     ------         -------
   Costs of acquisitions not consummated    (5,000)         --        --         --          (5,000)
                                          --------    --------    ------     ------         -------
                                          $195,947    $162,112    $3,683     $7,997         $22,155
                                          ========    ========    ======     ======         =======

--------------------------
(1) Results primarily from (i) a $5,060 increase in insurance, security and other costs in 2002, largely reimbursed by tenants, (ii) an increase of $300 in repairs and maintenance and (iii) $720 for the write-off of deferred rent receivables in 2002.
(2) Results primarily from (i) increases in insurance costs which are reimbursed by tenants, (ii) a $402 payment of Puerto Rico taxes in 2002 related to the prior year and (iii) lease termination fees and real estate tax refunds netted against expenses in 2001, which aggregated $500.
(3) Reflects (i) increased insurance costs of $879 in 2002, (ii) a charge of $312 in 2002 from the settlement of a 1998 utility assessment, and
          (iii) the reversal of a $1,529 accrual of real estate taxes in 2001.
(4) Reflects a charge of $954 in connection with the termination of a contract and the write-off of related deferred costs.

      INCOME APPLICABLE TO ALEXANDER'S

      Income applicable to Alexander's (loan interest income, management, leasing, development and commitment fees, and equity in income) was $22,609,000 in the nine months ended September 30, 2002, compared to $21,422,000 in the nine months ended September 30, 2001, an increase of $1,187,000. This increase resulted from (i) $4,930,000 of development and commitment fees in connection with Alexander's Lexington Avenue development project, (ii) the Company's $3,431,000 share of Alexander's gain on sale of its Third Avenue property, partially offset by (iii) the Company's $6,298,000 share of Alexander's gain on the sale of its Fordham Road property in the prior year's nine months.

      INCOME FROM PARTIALLY-OWNED ENTITIES

      In accordance with accounting principles generally accepted in the United States of America, the Company reflects the income it receives from (i) entities it owns less than 50% of and (ii) entities it owns more than 50% of, but which have a partner who exercises significant control, on the equity method of accounting resulting in such income appearing on one line in the Company's consolidated statements of income. Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income of partially-owned entities for the nine months ended September 30, 2002 as compared to the prior year:

(amounts in thousands)                                                                         Starwood    Partially-
                                                        Temperature    Newkirk       Las       Ceruzzi       Owned
                                                        Controlled     Joint      Catalinas     Joint       Office
                                Total       CESCR(1)     Logistics     Venture     Mall(2)     Venture     Buildings      Other
                              ---------    ---------    -----------    --------  ----------    --------    ----------     -----
SEPTEMBER 30, 2002:
Revenues................      $ 356,066                   $ 86,336     $219,967  $  10,671      $   406     $ 38,686
Expenses:
  Operating, general and
     administrative.....        (32,615)                    (5,909)      (6,017)    (3,102)      (1,422)     (16,165)
  Depreciation..........        (82,716)                   (44,140)     (29,691)    (1,482)        (852)      (6,551)
  Interest expense......       (135,097)                   (32,324)     (90,615)    (3,643)          --       (8,515)
  Other, net............         (9,804)                    (2,377)      (6,960)      (802)        (200)         535
                              ---------                   --------     --------  ---------      -------     --------
Net income/(loss).......      $  95,834                   $  1,586     $ 86,684  $   1,642      $(2,068)    $  7,990
                              =========                   ========     ========  =========      =======     ========
Vornado's interest......                                        60%          21%        50%          80%          23%
Equity in net income....      $  20,169                   $    952     $ 18,600  $     851(2)   $(1,654)    $  1,874      $  (454)
Interest and other income.        5,606                        306        5,300         --           --           --           --
Fee income..............          4,529                      4,529           --         --           --           --           --
                              ---------                   --------     --------  ---------      -------     --------
Income from partially-owned
 entities...............      $  30,304    $      --(1)   $  5,787     $ 23,900  $     851      $(1,654)    $  1,874      $  (454)
                              =========    =========      ========     ========  =========      =======     ========      =======

SEPTEMBER 30, 2001:
Revenues................      $ 597,127    $ 297,373      $ 94,535     $159,126  $  10,808      $ 1,201     $ 34,084
Expenses:
  Operating, general and
     administrative.....       (140,437)    (112,467)       (5,904)      (3,773)    (2,631)        (500)     (15,162)
  Depreciation..........       (107,654)     (37,577)      (43,888)     (20,091)    (1,509)        (489)      (4,100)
  Interest expense......       (192,072)     (84,616)      (34,350)     (62,795)    (3,865)          --       (6,446)
  Other, net............         (1,575)         267         1,814       (6,674)        --        1,744        1,274
                              ---------    ---------      --------     --------  ---------      -------     --------
Net income..............      $ 155,389    $  62,980      $ 12,207     $ 65,793  $   2,803      $ 1,956     $  9,650
                              =========    =========      ========     ========  =========      =======     ========
Vornado's interest......                          34%           60%          30%        50%          80%          34%
Equity in net income....      $  52,391    $  21,413      $  7,324     $ 19,738  $   1,444      $ 1,565     $  3,276      $(2,369)
Interest and other income.        5,177           --         1,079        4,098         --           --           --           --
Fee income..............          4,506           --         4,506           --         --           --           --           --
                              ---------    ---------      --------     --------  ---------      -------     --------      -------
Income from partially-owned
  entities..............      $  62,074    $  21,413      $ 12,909     $ 23,836  $   1,444      $ 1,565     $  3,276      $(2,369)
                              =========    =========      ========     ========  =========      =======     ========      =======

(DECREASE) INCREASE IN
  INCOME FROM

    PARTIALLY-OWNED ENTITIES. $ (31,770)   $ (21,413)(1)  $ (7,122)   $     64   $    (593)(2)  $(3,219)(3) $ (1,402)(4)  $ 1,915(5)
                              =========    =========      ========    ========   =========      =======     ========      =======

--------------------------
(1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
(2) On September 23, 2002, the Company acquired the remaining 50% of the Mall and the 25% of Kmart's anchor store that it did not previously own. Accordingly, Las Catalinas is consolidated as of September 30, 2002.
(3) The prior year's nine months includes $1,394 for the Company's share of a gain on sale of a property.
(4) The nine months ended September 30, 2002 excludes 570 Lexington Avenue which was sold in May 2001.
(5) The prior year's nine months includes $2,000 for the Company's share of equity in loss of its Russian Tea Room ("RTR") investment. In the third quarter of 2001, the Company wrote-off its entire net investment in RTR based on the operating losses and an assessment of the value of the real estate.

      INTEREST AND OTHER INVESTMENT INCOME

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, and dividend income) was $25,984,000 for the nine months ended September 30, 2002, compared to $43,931,000 in the nine months ended September 30, 2001, a decrease of $17,947,000. Of this decrease (i) $4,626,000 resulted from the lower yield on the investment of the proceeds received from the repayment of the Company's loan to NorthStar Partnership, L.P. in May 2002, (ii) $11,560,000 resulted primarily from the Company not recognizing income on its loans to Primestone and Vornado Operating Company (see "Liquidity and Capital Resources - Vornado Operating Company") and (iii) $1,761,000 resulted from lower yields on other investments.

      INTEREST AND DEBT EXPENSE

      Interest and debt expense was $179,491,000 for the nine months ended September 30, 2002, compared to $136,443,000 in the nine months ended September 30, 2001, an increase of $43,048,000. This increase was primarily comprised of
(i) $74,979,000 from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations, partially offset by (ii) a $25,051,000 savings from a 246 basis point reduction in weighted average interest rates of the Company's variable rate debt and (iii) lower average outstanding debt balances.

      NET GAIN ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS

      The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets for the nine months ended September 30, 2002 and 2001:

                                                                                   For the Nine Months Ended
                 (amounts in thousands)                                                  September 30,
                                                                                   -------------------------
     Wholly-owned Assets:                                                              2002          2001
                                                                                    --------       --------
       Gain on transfer of mortgages......................................          $  2,096       $     --
       Gain on sale of Kinzie Park condominiums units.....................             2,156             --
       Net gain on sale of air rights.....................................             2,126             --
       Net gain on sale of marketable securities..........................            12,346             --
       Loss on Primestone foreclosure.....................................           (17,671)            --
       Net gain from condemnation proceedings.............................                --          3,050
       Write-off of investments in technology companies...................                --        (18,284)
     Partially-owned Assets:
       After-tax net gain on sale of Park Laurel condominium units........                --         13,869
       Write-off of net investment in Russian Tea Room....................                --         (7,374)
       Net gain on sale of 50% interest in 570 Lexington Avenue...........                --         12,445
                                                                                    --------       --------
                                                                                    $  1,053       $  3,706
                                                                                    ========       ========

LIQUIDITY AND CAPITAL RESOURCES

      NINE MONTHS ENDED SEPTEMBER 30, 2002

      Cash flow provided by operating activities of $347,501,000 was primarily comprised of (i) income of $180,919,000, (ii) adjustments for non-cash items of $206,585,000, partially offset by (iii) the net change in operating assets and liabilities of $56,621,000. The adjustments for non-cash items were primarily comprised of (i) a cumulative effect of change in accounting principle of $30,129,000, (ii) amortization of Officer's deferred compensation expense of $20,625,000, (iii) depreciation and amortization of $149,162,000, (iv) minority interest of $106,875,000, partially offset by (v) the effect of straight-lining of rental income of $29,622,000, (vi) equity in net income of partially-owned entities and income applicable to Alexander's of $52,913,000, and (vii) a loss on the Primestone foreclosure of $17,671,000.

      Net cash provided by investing activities of $55,674,000 was primarily comprised of (i) distributions from partially-owned entities of $100,326,000,
(ii) repayments on notes receivable of $115,000,000, (iii) proceeds from the sale of marketable securities of $73,685,000 partially offset by, (iv) recurring capital expenditures of $34,645,000, (v) non-recurring capital expenditures of $18,488,000, (vi) development and redevelopment expenditures of $47,351,000,
(vii) investment in notes and mortgages receivable of $56,091,000, and (viii) investments in partially-owned entities of $35,209,000, and (ix) acquisitions of real estate of $23,659,000.

      Net cash used in financing activities of $354,396,000 was primarily comprised of (i) dividends paid on common shares of $240,802,000, (ii) dividends paid on preferred shares of $17,722,000, (iii) distributions to minority partners of $108,477,000, (iv) repayments of borrowings of $719,761,000, partially offset by proceeds from (iv) the issuance of common shares of $56,508,000, (vi) notes and mortgages payable of $654,373,000, of which $499,319,000 was from the issuance of the Company's senior unsecured notes on June 24, 2002, and (vii) the exercise of employee share options of $25,455,000.

      Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures for the nine months ended September 30, 2002.
      Capital expenditures are categorized as follows:

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

(amounts in thousands)
                                                                New York
                                                                  City                                Merchandise
Capital Expenditures:                               Total        Office      CESCR        Retail          Mart         Other
                                                  -------       --------   -------       -------      -----------    ---------
  Expenditures to maintain the assets:
     Recurring.........................           $16,158        $ 5,441   $ 6,377       $  1,271     $     2,295    $     774

     Non-recurring.....................            14,485          5,965     4,423             --           4,097           --
                                                  -------        -------   -------       --------     -----------    ---------
                                                   30,643         11,406    10,800          1,271           6,392          774
                                                  -------        -------   -------       --------     -----------    ---------
  Tenant improvements:
     Recurring.........................            18,487          8,249     5,818          2,212           2,208           --
     Non-recurring.....................             4,003          1,525     2,478             --              --           --
                                                  -------        -------   -------       --------     -----------    ---------
                                                   22,490          9,774     8,296          2,212           2,208           --
                                                  -------        -------   -------       --------     -----------    ---------
  Total................................           $53,133        $21,180   $19,096       $  3,483     $     8,600    $     774
                                                  =======        =======   =======       ========     ===========    =========

Leasing Commissions:
     Recurring.........................           $11,127        $ 7,639   $ 2,803       $    180     $       397    $     108
     Non-recurring.....................             3,393          1,725     1,668             --              --           --
                                                  -------        -------   -------       --------     -----------    ---------
                                                  $14,520        $ 9,364   $ 4,471       $    180     $       397    $     108
                                                  =======        =======   =======       ========     ===========    =========
Total Capital Expenditures and Leasing
 Commissions:
     Recurring.........................           $45,772        $21,329   $14,998       $  3,663     $     4,900    $     882
     Non-recurring.....................            21,881          9,215     8,569             --           4,097           --
                                                  -------        -------   -------       --------     -----------    ---------
                                                  $67,653        $30,544   $23,567       $  3,663     $     8,997    $     882
                                                  =======        =======   =======       ========     ===========    =========
Development and Redevelopment Expenditures:
      Palisades-Fort Lee, NJ (1)......            $12,338        $    --   $    --       $     --     $        --    $  12,338
      Other...........................             35,013         28,630     5,508           (879)(2)         724        1,030
                                                  -------        -------   -------       --------     -----------    ---------
                                                  $47,351        $28,630   $ 5,508       $   (879)    $       724    $  13,368
                                                  =======        =======   =======       ========     ===========    =========

--------------------------
(1) Does not include $9,103 of Fort Lee development costs funded by a construction loan during 2002.
(2) Represents reimbursements from tenants for expenditures incurred in the prior year.

      VORNADO OPERATING COMPANY ("VORNADO OPERATING")

      Pursuant to a revolving credit facility which expires December 31, 2004, Vornado Operating owes the Company $32,836,000 at September 30, 2002. Vornado Operating has disclosed that in the aggregate, its investments do not, and for the foreseeable future, are not expected to generate sufficient cash flow to pay all of its debts and expenses. Further, Vornado Operating states that its only investee, AmeriCold Logistics ("Tenant"), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant). Management anticipates further lease restructuring and the sale of non-core assets by AmeriCold Logistics, and accordingly, Vornado Operating is expected to have a source to repay the debt under this facility which may be extended. Since January 1, 2002, the Company has not recognized income on the debt under this facility.

      NINE MONTHS ENDED SEPTEMBER 30, 2001

      Cash flows provided by operating activities of $261,235,000 was primarily comprised of (i) income of $199,401,000, (ii) adjustments for non-cash items of $97,442,000, partially offset by (iii) the net change in operating assets and liabilities of $5,074,000. The adjustments for non-cash items are primarily comprised of (i) cumulative effect of change in accounting principle of $4,110,000, (ii) the write-off of the Company's remaining equity investments in technology companies of $18,284,000, (iii) the write-off of the Company's entire net investment of $7,374,000 in the Russian Tea Room, (iv) depreciation and amortization of $91,226,000, (v) minority interest of $83,931,000, partially offset by (vi) the effect of straight-lining of rental income of $23,987,000, and (vii) equity in net income of partially-owned entities and income applicable to Alexander's of $83,496,000.

      Net cash provided by investing activities of $17,725,000 was primarily comprised of (i) recurring capital expenditures of $36,173,000, (ii) non-recurring capital expenditures of $27,514,000, (iii) development and redevelopment expenditures of $68,152,000, (iv) investment in notes and mortgages receivable of $36,831,000, (v) investments in partially-owned entities of $68,145,000, (vi) acquisitions of real estate of $11,574,000, offset by,
(vii) proceeds from the sale of real estate of $146,197,000, (viii) distributions from partially-owned entities of $102,404,000, and (ix) a decrease in restricted cash arising primarily from the repayment of mortgage escrows of $13,709,000.

      Net cash used in financing activities of $228,071,000 was primarily comprised of (i) proceeds from borrowings of $347,853,000, (ii) proceeds from the issuance of preferred units of $52,673,000, offset by, (iii) repayments of borrowings of $388,319,000, (iv) dividends paid on common shares of $143,544,000, (v) dividends paid on preferred shares of $26,811,000, and (vi) distributions to minority partners of $79,452,000.

      Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures for the nine months ended September 30, 2001.

                                                                                                                    CESCR
                                                           New York                   Merchandise                    (34%
(amounts in thousands)                        Total       City Office     Retail         Mart           Other      interest)
                                            ----------    -----------    -------      -----------     --------    ----------
Capital Expenditures:
    Expenditures to maintain the assets:
      Recurring...........................  $   13,703    $   8,010      $1,142        $  2,265       $  2,286    $    1,328
      Non-recurring.......................      23,029       10,574          --           4,812          7,643         3,911
                                            ----------    ---------      ------        --------       --------    ----------
                                                36,732       18,584       1,142           7,077          9,929         5,239
                                            ----------    ---------      ------        --------       --------    ----------
    Tenant improvements:
      Recurring...........................      22,470       18,331         176           3,874             89         2,085
      Non-recurring.......................       4,485        4,485          --              --             --            37
                                            ----------    ---------      ------        --------       --------    ----------
                                                26,955       22,816         176           3,874             89         2,122
                                            ----------    ---------      ------        --------       --------    ----------
                                            $   63,687    $  41,400      $1,318        $ 10,951       $ 10,018    $    7,361
                                            ==========    =========      ======        ========       ========    ==========

Leasing Commissions:
    Recurring.............................  $   10,978    $  10,126      $  442        $    137       $    273    $      899
    Non-recurring.........................       8,339        8,339          --              --             --            11
                                            ----------    ---------      ------        --------       --------    ----------
                                            $   19,317    $  18,465      $  442        $    137       $    273    $      910
                                            ==========    =========      ======        ========       ========    ==========
Development and Redevelopment:
      Market Square on Main Street........  $   26,227    $       --     $   --        $ 26,227        $    --     $      --
      Other (1)...........................      41,925        20,990      3,453           3,390         14,092        11,590
                                           -----------    ----------     ------        --------       --------    ----------
                                           $    68,152    $   20,990     $3,453        $ 29,617       $ 14,092    $   11,590
                                           ===========    ==========     ======        ========       ========    ==========

--------------------------
(1) Does not include $75,265 of Fort Lee development costs funded by a construction loan.

SUPPLEMENTAL INFORMATION

      Below is a summary of net income, EBITDA and funds from operations for the three and nine months ended September 30, 2002 and 2001, giving effect to the following transactions as if they had occurred on January 1, 2001: (i) the acquisition of the remaining 66% of CESCR on January 1, 2002 and (ii) the Company's November 21, 2001 sale of 9,775,000 common shares and the use of proceeds to repay indebtedness.

                                                              Three Months Ended                  Nine Months Ended
                                                         -------------------------------    -------------------------------
      (amounts in thousands,                                               September 30,                      September 30,
      except per share amounts)                          September 30,         2001         September 30,         2001
                                                             2002          (Pro Forma)          2002          (Pro Forma)
                                                         -------------     -------------    -------------     -------------
      Revenues...................................        $     361,208     $     344,972    $   1,060,779     $   1,024,514
                                                         =============     =============    =============     =============
      Net income.................................        $      62,805     $      82,509    $     180,919     $     211,025
      Preferred share dividends..................               (5,695)           (8,904)         (17,722)          (27,769)
                                                         -------------     -------------    -------------     -------------
      Net income applicable to common shares.....        $      57,110     $      73,605    $     163,197     $     183,256
                                                         =============     =============    =============     =============
      Net income per common share - diluted......        $         .52     $         .72    $        1.49     $        1.83
                                                         =============     =============    =============     =============

      EBITDA.....................................        $     228,099     $     242,650    $     702,726     $     695,873
                                                         =============     =============    =============     =============
      Funds from operations(1)...................        $     101,820     $     119,927    $     318,393     $     317,845
                                                         =============     =============    =============     =============
      Shares used for determining funds from
        operations per share.....................              112,858           109,767          112,536           108,063
                                                         =============     =============    =============     =============

------------------------
      (1) See page 51 for further details on funds from operations.


      Below are the details of the changes by segment in EBITDA for the three months ended September 30, 2002 from the three months ended June 30, 2002.

                                                                                                      Temperature
                                                                                      Merchandise     Controlled
(amounts in thousands)                   Total           Office          Retail          Mart          Logistics        Other
                                       --------        -----------      ----------    -----------     -----------      -------
Three months ended
     June 30, 2002...................  $235,599        $   144,932      $   27,030    $    31,469     $    16,645      $15,523
2002 Operations:
     Same store operations(1)........  (14,796)             (1,567)           (935)        (6,417)(2)      (2,328)(3)   (3,549)(4)
     Non-recurring income and
       expenses......................    7,296                (500)            600         (1,991)(5)          --        9,187(6)
                                       --------        -----------      ----------    -----------     -----------      -------
Three months ended

     September 30, 2002..............  $228,099        $   142,865      $   26,695    $    23,061     $    14,317      $21,161
                                       ========        ===========      ==========    ===========     ===========      =======
     % increase (decrease) in same
       store operations..............     (6.3%)              (1.1%)          (3.5%)        (20.4%)(2)      (14.0%)(3)   (22.9%)(4)
                                       ========        ===========      ==========    ===========     ===========      =======

------------------------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) In addition to the normal level of trade show activity in each quarter, the second quarter includes the results of two major trade shows, the June NeoCon Show and the April Highpoint Furniture Show. As a result, same store operations are $6,738 less in the quarter ended September 30, 2002, compared to the quarter ended June 30, 2002. This decline is partially offset by a 2.0% same store increase in other operations in the third quarter.
(3) The tenant has advised the Landlord that (i) its revenue for the quarter ended September 30, 2002 from the warehouses it leases from the Landlord, was higher than last quarter by 3.7%, and (ii) its gross profit before rent at these warehouses decreased by $1,623 (4.3%). The increase in revenue is primarily attributable to higher occupancy rates, offset by a reduction in customer inventory turns. The decrease in gross profit is primarily attributable to higher insurance, workers' compensation and other costs. In addition, the tenant's cash requirements for capital expenditures, debt service and a non-recurring pension funding were $3,728 higher in the current quarter than in the prior quarter, which impacted the ability of the tenant to pay rent.
(4) Same store decrease is primarily due to (i) a $4,066 decrease in interest and investment income resulting from lower average investments during the quarter and lower yields, (ii) a $1,415 increase in legal and professional fees in the current quarter, partially offset by (iii) $2,219 of Alexander's development and commitment fees earned in the current quarter.
(5) Represents non-recurring expenses in the current quarter including (i) a charge of $954 in connection with the termination of a contract and (ii) a charge of $312 related to a utility tax settlement.
(6) Reflects net non-recurring charges in the three months ended June 30, 2002, which include the loss on foreclosure of Primestone partially offset by the net gain on sales of marketable securities, in excess of net non-recurring income in the three months ended September 30, 2002, which include gains on transfer of mortgages and sale of air rights.

LEASING ACTIVITY

      The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity:


(square feet and cubic feet in thousands)
                                                       Office                           Merchandise Mart
                                                 --------------------               ----------------------     Temperature
                                                 New York                                                       Controlled
As of September 30, 2002:                          City       CESCR      Retail      Office      Showroom       Logistics
                                                 --------    --------   --------    --------    ----------    -------------
  Square feet..............................        14,373      13,396     11,827       2,815        5,515         17,509
  Cubic feet...............................            --          --         --          --           --        441,500
  Number of properties.....................            22          51         55           9            9             88
  Occupancy rate...........................          95.5%       93.3%      87.4%(3)    91.1%        95.6%          83.3%
  Leasing Activity:

      Quarter ended September 30, 2002:

          Square feet......................           152(2)      797        207         39           317            --
          Initial rent(1)..................        $39.71      $30.40     $10.03      $28.35       $17.97            --
          Rent per square foot on relet
              space:
            Square feet....................           112         693        207         39          317             --
           Initial rent (1)................        $40.29      $30.46     $10.03      $28.35       $17.97            --
           Prior escalated rent............        $31.24      $29.10      $8.00      $26.57       $17.87            --
           Percentage increase(decrease)...          29.0%        4.7%      25.4%        6.7%        0.5%            --

          Rent per square foot on space
             previously vacant:
            Square feet....................            40         104         --          --           --            --
           Initial rent (1)................        $38.07      $30.03         --          --           --            --

      Nine Months Ended September 30, 2002:

          Square feet......................           441(2)    1,710      1,222         124          733            --
          Initial rent(1)..................        $45.03      $31.28      $8.29      $24.85       $18.90            --
          Rent per square foot on relet
              space:
            Square feet....................          333        1,606        715         124          733            --
            Initial Rent(1)................       $44.25       $31.36     $11.78      $24.85       $18.90            --
            Prior escalated rent...........       $33.37       $29.89      $9.19      $23.68       $18.63            --
            Percentage increase............         32.6%         4.9%      28.2%       4.9%         1.5%            --

          Rent per square foot on space
              previously vacant:
            Square feet....................          108          104        507(4)      --           --             --
           Initial rent (1)................       $47.43       $30.03      $3.36         --           --             --

As of June 30, 2002:
  Square feet..............................       14,325       13,008     11,301      2,831        5,497         17,509
  Cubic feet...............................           --           --         --         --           --        441,500
  Number of properties.....................           22           51         55          9            9             88
  Occupancy rate...........................         96.1%        94.7%      88.5%      89.8%        94.9%          78.6%

As of December 31, 2001:
  Square feet..............................       14,300        4,386     11,301      2,840        5,532         17,695
  Cubic feet...............................           --           --         --         --           --        445,200
  Number of properties.....................           22           51         55          9            9             89
  Occupancy rate...........................         97.4%        94.7%      92.0%      90.9%        95.5%          80.7%

As of September 30, 2001:
  Square feet..............................       14,246        4,249     11,301      2,869        5,044         17,695
  Cubic feet...............................           --           --         --         --           --        445,200
  Number of properties.....................           21           50         55          9            9             89
  Occupancy rate...........................         97.0%        96.9%      91.0%      92.2%        96.8%          82.0%

------------------
(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2) In addition to the above, 63 square feet of retail space included in the NYC office properties, was leased at an initial rent of $140.85 per square foot for the nine months ended September 31, 2002. Of this amount, 43 square feet at $139.14 per square foot is from the Hennes & Mauritz lease at 435 Seventh Avenue which commenced upon completion of development on August 22, 2002.
(3) Reflects K-Mart's rejection of its lease at the Company's Green Acres location (131 square feet at $13.64 per square foot) on June 29, 2002 and the expiration of the Stop & Shop guarantee of the former Bradlees lease at the Company's Chicopee location (92 square feet at $4.71 per square foot) on August 31, 2002. The Company's other five K-Mart leases have not been accepted or rejected to date. Of the remaining 15 locations which Bradlees leased from the Company, (i) Stop & Shop pays rent on seven locations, of which the guarantees for five of these locations which represent 487 square feet at an average rent of $6.59 per square foot expire on November 30, 2002, (ii) three have been assigned, and (iii) five other locations aggregating 466 square feet have been released at $9.86 per square foot, a 36.9% increase over the prior escalated rents.
(4) Ground leases.

SENIOR UNSECURED DEBT COVENANT COMPLIANCE RATIOS

      The following ratios as of and for the three months ended September 30, 2002, are computed pursuant to the covenants and definitions of the Company's senior unsecured notes due 2007.

                                                                                Actual             Required
                                                                             ------------     ------------------
           Total Outstanding Debt/Total Assets.......................              45%         Less than 60%

           Secured Debt/Total Assets.................................              41%         Less than 55%

           Interest coverage (Annualized Combined EBITDA to
             Annualized Interest Expense)............................             3.02         Greater than 1.50

           Unencumbered Assets/ Unsecured Debt.......................             587%         Greater than 150%

      The covenants and definitions of the Company's senior unsecured notes due 2007 are described in Exhibit 4.2 to the quarterly report on Form 10-Q.

FUNDS FROM OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

      Funds from operations was $101,820,000 in the three months ended September 30, 2002, compared to $104,607,000 in the prior year's quarter, a decrease of $2,787,000. Funds from operations include net nonrecurring charges of $4,601,000(1) in the three months ended September 30, 2002 and net nonrecurring income of $6,495,000(1) in the three months ended September 30, 2001. Funds from operations before these items and after minority interest was $105,578,000 in the three months ended September 30, 2002, compared to $98,870,000 in the prior year's quarter, a $6,708,000 increase over the prior year, or a 5.1% decrease on a per share basis.

      Funds from operations was $318,393,000 in the nine months ended September 30, 2002, compared to $270,445,000 in the prior year's nine months, an increase of $47,948,000. Funds from operations includes net nonrecurring charges totaling $21,801,000(1) and $16,789,000(1) in the nine months ended September 30, 2002 and 2001. Funds from operations before these items and after minority interest was $335,715,000 in the nine months ended September 30, 2002, compared to $285,141,000 in the prior year's nine months, a $50,574,000 increase over the prior year, or a 2.8% increase on a per share basis.

      The following table reconciles funds from operations and net income:

(amounts in thousands)                                           For the Three Months Ended         For the Nine Months Ended
                                                                        September 30                      September 30
                                                                ----------------------------     ----------------------------
                                                                   2002              2001            2002              2001
                                                                ----------        ----------     ------------    ------------
Net income applicable to common shares.................         $   57,110        $   67,876     $    163,197    $    171,632
Cumulative effect of a change in accounting principle..                 --                --           30,129           4,110
Extraordinary item.....................................                 --                --               --          (1,170)
Depreciation and amortization of real property.........             49,262            28,342          142,741          88,423
Straight-lining of property rentals for rent
    escalations........................................             (7,560)           (7,952)         (25,101)        (21,026)
Leasing fees received in excess of income recognized...                413              (124)           1,163            (372)
Appreciation of securities held in officer's deferred
    compensation trust.................................                 --               607               --           1,276
Net gain on sale of real estate and partially-owned
    entities...........................................                 --                --               --         (12,445)
Net gain from condemnation proceedings.................                 --                --               --          (3,050)
Proportionate share of adjustments to equity in net
    income of partially-owned entities to arrive at
    funds from operations:
      Depreciation and amortization of real property...             12,140            16,612           37,924          48,219
      Net gains on sale of real estate.................             (3,431)               --           (3,431)         (6,298)
      Other............................................              2,344              (540)           2,550          (1,290)
Minority interest in excess of preferential
    distributions......................................             (9,902)           (4,869)         (35,751)        (12,585)
                                                                ----------        ----------     ------------    ------------
                                                                   100,376            99,952          313,421         255,424
Series A preferred shares..............................              1,444             4,655            4,972          15,021
                                                                ----------        ----------     ------------    ------------
Funds from operations--diluted (2)......................         $ 101,820        $  104,607     $    318,393    $    270,445
                                                                ==========        ==========     ============    ============


The number of shares that should be used for determining funds from operations per share is as follows:

(amounts in thousands)                                           For the Three Months Ended        For the Nine Months Ended
                                                                       September 30,                     September 30,
                                                                ----------------------------       --------------------------
                                                                   2002              2001            2002             2001
                                                                ----------        ----------       ----------      ----------
Weighted average shares used for determining diluted income
 per share.............................................            110,349            92,059          109,322          90,355
    Series A preferred shares..........................              2,509             7,933            3,214           7,933
                                                                ----------        ----------       ----------      ----------
Shares used for determining diluted funds from
 operations per share (2)..............................            112,858            99,992          112,536          98,288
                                                                ==========        ==========       ==========      ==========

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

-----------------------------
(1) Net Nonrecurring items which are included in funds from operations above are as follows:

                                                       For the Three Months Ended          For the Nine Months Ended
                                                             September 30,                       September 30,
                                                      ---------------------------        -----------------------------
                                                        2002              2001              2002               2001
                                                      ----------       ----------        ----------         ----------
  Gains on sale of air rights.................        $    2,126       $       --        $    2,126         $       --
  Gains on transfer of mortgages..............             2,096               --             2,096                 --
  Primestone litigation expenses..............            (2,229)              --            (2,229)                --
  Amortization of Officer's deferred
    compensation..............................            (6,875)              --           (20,625)                --
  Gain on sale of residential condominium
    units.....................................               281           13,869             2,156             13,869
  Write-off of net investment in Russian Tea
    Room......................................                --           (7,374)               --             (7,374)
  Gains on sale of marketable securities......                --               --            12,346                 --
  Loss on Primestone foreclosure..............                --               --           (17,671)                --
  Write-off of investments in technology
    companies.................................                --               --                --            (18,284)
  Costs of acquisitions not consummated.......                --               --                --             (5,000)
                                                      ----------       ----------        ----------         ----------
                                                      $   (4,601)      $    6,495        $  (21,801)        $  (16,789)
                                                      ==========       ==========        ==========         ==========

(2) Assuming all of the convertible units of the Operating Partnership were converted to shares, the minority interest in partnership earnings would not be deducted in calculating funds from operations and the shares used in calculating funds from operations per share would be increased to reflect the conversion. Funds from operations per share would not change. The following table reconciles funds from operations as shown above, to the Operating Partnership's funds from operations for the three months and nine months ended September 30, 2002 and 2001:

                                                      For the Three Months Ended          For the Nine Months Ended
                                                             September 30,                      September 30,
                                                      --------------------------        -----------------------------
                                                        2002             2001              2002               2001
                                                      ----------      ----------        ----------         ----------
 Funds from operations, as above..............        $  101,820      $  104,607        $  318,393         $  270,445
 Addback of minority interest reflected as
    equity in the Operating Partnership.......            26,258          13,831            82,326             38,519
                                                      ----------      ----------        ----------         ----------
 Operating Partnership funds from operations..        $  128,078      $  118,438        $  400,719         $  308,964
                                                      ==========      ==========        ==========         ==========


      The number of shares that should be used for determining Operating Partnership funds from operations per share is as follows:

 Shares used for determining diluted funds from
    operations per share, as above............          112,858          99,992          112,536            98,288
 Convertible units:
       Non-Vornado owned Class A units........           21,401           5,453           21,330             6,231
       B-1 units..............................              822             822              822               822
       B-2 units..............................              411             411              411               411
       C-1 units..............................              855             855              855               855
       E-1 units..............................            5,680           5,680            5,680             5,680
                                                      ---------        --------         --------          --------
 Shares used for determining Operating Partnership
  diluted funds from operations per share.....           142,027        113,213          141,634           112,287
                                                      ==========       ========         ========          ========

      CASH FLOWS

         Below are the cash flows provided by (used in) operating, investing and financing activities:

               (amounts in thousands)                      For the Nine Months Ended September 30,
                                                           ---------------------------------------
                                                                 2002                  2001
                                                           -----------------      ----------------
               Operating activities.................          $   347,501         $   261,235
                                                              ===========         ===========
               Investing activities.................          $    55,674         $    17,725
                                                              ===========         ===========
               Financing activities.................          $  (354,396)        $  (228,071)
                                                              ===========         ===========

      EMPLOYEE STOCK OPTIONS

      On August 7, 2002, the Company announced that beginning January 1, 2003, it will expense the cost of employee stock options in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION. On October 4, 2002, the FASB issued an exposure draft proposing to amend the transition and disclosure provisions of SFAS No. 123. Specifically, SFAS No. 123, as amended, would permit two additional transition methods for entities that adopt the fair value method of accounting for stock based employee compensation. Both of these methods avoid the ramp-up effect on earnings arising from the prospective application of the fair value method. The Company is currently in the process of evaluating each of the transition methods and the impact to the Company's financial position and results of operations.

      FINANCINGS

         The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions would require funding from borrowings or equity offerings.

         On June 24, 2002, the Company completed an offering of $500,000,000 aggregate principal amount of 5.625% senior unsecured notes due June 15, 2007. Interest on the notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2002. The notes were priced at 99.856% of their face amount to yield 5.659%. Of the net proceeds of approximately $496,300,000, (i) $70,000,000 was used to repay the mortgage payable on 350 North Orleans prior to June 30, 2002, and (ii) $393,000,000 was used to repay the mortgages on Two Park Avenue, the Merchandise Mart and a portion of Seven Skyline in July and August 2002. On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus ..7725%, based upon the trailing 3 month LIBOR rate (2.53% if set on October 28, 2002).


      COMMITMENTS

         In conjunction with the closing of Alexander's Lexington Avenue construction loan on July 3, 2002, the Company agreed to guarantee, among other things, the lien free, timely completion of the construction of the project and funding of all project costs in excess of a stated budget, as defined in the loan agreement, if not funded by Alexander's.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

      (amounts in thousands
          except per share amounts)
                                                         September 30, 2002                        December 31, 2001
                                           ----------------------------------------------    -----------------------------
                                                              Weighted      Effect of 1%                       Weighted
                                                               Average     Change In Base                       Average
                                              Balance       Interest Rate       Rates           Balance      Interest Rate
                                           --------------   -------------   -------------    --------------  -------------
      Wholly-owned debt:
             Variable rate...........      $    1,324,471(1)    3.19%       $     11,708(2)  $    1,182,605      3.39%
             Fixed rate..............           2,750,044       7.13%                 --          1,294,568      7.53%
                                           --------------                   ------------     --------------
                                           $    4,074,515                         11,708     $    2,477,173
                                           ==============                   ------------     ==============

      Partially-owned debt:
             Variable rate...........      $       43,841       7.12%                438(3)  $       85,516      5.63%
             Fixed rate..............             932,010       8.57%                 --          1,234,019      8.29%
                                           --------------                   ------------     --------------
                                           $      975,851                            438     $    1,319,535
                                           ==============                   ------------     ==============

      Minority interest..............                                             (2,551)
                                                                            ------------

      Total decrease in the
        Company's annual
        net income...................                                       $      9,595
                                                                            ============
           Per share-diluted.........                                       $        .09
                                                                            ============

------------------------------
(1) Includes the Company's $499,319 senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.53% if set on October 28, 2002).

(2) The effect of a 1% change in wholly-owned debt base rates shown above excludes $153,659 of variable rate mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties as the proceeds are held in a restricted mortgage escrow account which bear interest at the same rate as the loans.

(3) The effect of a 1% change in partially-owned debt base rates shown above is calculated after including $37,341, representing the Company's 14.9% share of Prime Group Realty L.P.'s ("PGE") outstanding variable rate debt as at June 30, 2002. PGE has not filed its quarterly report on Form 10-Q for the quarter ended September 30, 2002, prior to the filing of this quarterly report on Form 10-Q.


ITEM 4.  CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Vornado Realty Trust's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

      As a result of the Company's April 30, 2002 foreclosure on the partnership units of Prime Group Realty L.P., the Company's litigation against Primestone discussed in the quarterly report on Form 10-Q for the quarter ended March 31, 2002, has been dismissed pursuant to the parties' stipulation on May 28, 2002.

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

      Primestone and several affiliates commenced an action against the Company on May 3, 2002 in New York Supreme Court, alleging substantially the same causes of action as in Primestone's February 13, 2002 counterclaim. In the May 3, 2002 action, Primestone also alleges that Vornado's foreclosure on the collateral pledged by Primestone did not comply with the Uniform Commercial Code. On June 10, 2002, Vornado moved to dismiss this action. This litigation is continuing.

      On May 9, 2002, five affiliates of Primestone asserted counterclaims in an action which the Company had commenced against them on March 28, 2002 in New York Supreme Court. The counterclaims are virtually identical to the claims asserted in the May 3, 2002 action. On May 29, 2002, Vornado filed an answer denying the essential allegations of this counterclaim. This litigation is continuing.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended September 30, 2002, the Company issued 2,676 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units in private placements in earlier periods in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

 (b)    Reports on Form 8-K:
          During the quarter ended September 30, 2002, the Company filed the following reports on Form 8-K:

  Period Covered:
 (Date of Earliest
  Event Reported)                                 Items Reported                                  Date Filed
------------------                                --------------                               ---------------
  August 20, 2002            Joseph Hakim, Executive Vice President, COO retires               August 22, 2002

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


                                                                       VORNADO REALTY TRUST
                                                                 -----------------------------------------
                                                                                (Registrant)




Date:    October 31, 2002                                   By:  /s/ JOSEPH MACNOW
                                                               ----------------------------------------------------
                                                                  Joseph Macnow, Executive Vice President -
                                                                          Finance and Administration and
                                                                             Chief Financial Officer

                                     CERTIFICATION


         I, Steven Roth, Chief Executive officer, certify that:

1.            I have reviewed this quarterly report on Form 10-Q of Vornado
              Realty Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


              October 31, 2002


              /s/ Steven Roth
              ---------------------
              Steven Roth
              Chief Executive Officer

                                CERTIFICATION


         I, Joseph Macnow, Chief Financial Officer, certify that:

1.            I have reviewed this quarterly report on Form 10-Q of Vornado
              Realty Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  October 31, 2002


                  /s/ Joseph Macnow
                  ---------------------
                  Joseph Macnow,
                  Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.
-----------
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
                    Assessments and Taxation of Maryland on May 23, 1996 - Incorporated by reference to
                    Exhibit 3.2 of Vornado's Annual Report on Form 10-K for the year ended December 31, 2001 (File
                    No. 001-11954), filed on March 11, 2002........................................................       *

   3.3        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                    Assessments and Taxation of Maryland on April 3, 1997 - Incorporated by reference to
                    Exhibit 3.3 of Vornado's Annual Report on Form 10-K for the year ended December 31, 2001 (File
                    No. 1-11954), filed on March 11, 2002..........................................................       *

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
                    Department of Assessments and Taxation of the State of Maryland on June 13, 2002 -
                    incorporated by reference to Exhibit 3.9 to Vornado Realty Trust's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954).............................       *

   3.10       --  Articles of Amendment of Declaration of Trust of Vornado dated June 6, 2002, as filed with the
                    Department of Assessments and Taxation of the State of Maryland on June 13, 2002 -
                    incorporated by reference to Exhibit 3.10 to Vornado Realty Trust's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954).............................       *

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





EXHIBIT
  NO.
-----------
   3.12       --  Articles Supplementary Classifying Vornado's $3.25 Series A Convertible Preferred Shares of
                    Beneficial Interest, as with the State Department of Assessments and Taxation of
                    Maryland on December 15, 1997 - Incorporated by reference to Exhibit 3.10 to Vornado's Annual
                    Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March
                    31, 2002.......................................................................................       *

   3.13       --  Articles Supplementary Classifying Vornado's Series D-1 8.5% Cumulative Redeemable Preferred
                    Shares of Beneficial Interest, no par value (the "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 12, 1998
                    (File No. 001-11954), filed on November 30, 1998...............................................       *

   3.14       --  Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial
                    Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to
                    Exhibit 3.2 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998
                    (File No. 001-11954), filed on February 9, 1999................................................       *

   3.15       --  Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of
                    Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999
                    (File No. 001-11954), filed on March 17, 1999..................................................       *

   3.16       --  Articles Supplementary Classifying Vornado's Series C 8.5% Cumulative Redeemable
                    Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value
                    - Incorporated by reference to Exhibit 3.7 of Vornado's Registration Statement on Form 8-A
                    (File No. 001-11954), filed on May 19, 1999....................................................       *

   3.17       --  Articles Supplementary Classifying Vornado Realty Trust's Series D-2 8.375% Cumulative
                    Redeemable Preferred Shares, dated as of May 27, 1999, as filed with the State Department of
                    Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by reference to Exhibit
                    3.1 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on
                    July 7, 1999..................................................................................        *

   3.18       --  Articles Supplementary Classifying Vornado's Series D-3 8.25% Cumulative Redeemable Preferred
                    Shares, dated September 3, 1999, as filed with the State Department of Assessments and
                    Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.1 of
                    Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
                    October 25, 1999...............................................................................       *

   3.19       --  Articles Supplementary Classifying Vornado's Series D-4 8.25% Cumulative Redeemable Preferred
                    Shares, dated September 3, 1999, as filed with the State Department of Assessments and
                    Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
                    October 25, 1999...............................................................................       *

   3.20       --  Articles Supplementary Classifying Vornado's Series D-5 8.25% Cumulative Redeemable Preferred
                    Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                    dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999.......................       *

   3.21       --  Articles Supplementary Classifying Vornado`s Series D-6 8.25% Cumulative Redeemable Preferred
                    Shares, dated May 1, 2000, as filed with the State Department of Assessments and Taxation of
                    Maryland on May 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report
                    on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed May 19, 2000........................       *


-----------------
* Incorporated by reference



EXHIBIT
  NO.
-----------
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
                    Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                    dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000........................       *

   3.24       --  Articles Supplementary Classifying Vornado's Series D-9 8.75% Preferred Shares, dated September
                    21, 2001, as filed with the State Department of Assessments and Taxation of Maryland on
                    September 25, 2001 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on
                    Form 8-K (File No. 001-11954), filed on October 12, 2001.......................................       *

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
                    as of October 20, 1997 (the "Partnership Agreement") - Incorporated by reference to
                    Exhibit 3.4 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997 filed
                    on March 31, 1998..............................................................................       *

   3.27       --  Amendment to the Partnership Agreement, dated as of December 16, 1997-Incorporated by reference to Exhibit 3.5 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997
                    (File No. 001-11954) filed on March 31, 1998...................................................       *

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

----------------------------
* Incorporated by reference



EXHIBIT
  NO.
-----------
   3.34       --  Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
                    001-11954), filed on July 7, 1999..............................................................       *

   3.35       --  Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
                    001-11954), filed on July 7, 1999..............................................................       *

   3.36       --  Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
                    001-11954), filed on July 7, 1999..............................................................       *

   3.37       --  Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed
                    on October 25, 1999............................................................................       *

   3.38       --  Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated September 3, 1999
                    (File No. 001-11954), filed on October 25, 1999................................................       *

   3.39       --  Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 24, 1999
                    (File No. 001-11954), filed on December 23, 1999...............................................       *

   3.40       --  Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 1, 2000
                    (File No. 001-11954), filed on May 19, 2000....................................................       *

   3.41       --  Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No.
                    001-11954), filed on June 16, 2000.............................................................       *

   3.42       --  Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated December 8, 2000
                    (File No. 001-11954), filed on December 28, 2000...............................................       *

   3.43       --  Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust's Registration Statement on Form S-8 (File
                    No. 333-68462), filed on August 27, 2001.......................................................       *

   3.44       --  Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 of Vornado Realty Trust's Current Report on Form 8-K (File No.
                    001-11954), filed on October 12, 2001..........................................................       *

   3.45       --  Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -
                    Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust's Current Report on Form 8-K
                    (File No. 001-11954), filed on October 12, 2001................................................       *

   3.46       --  Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K (File No. 1-11954), filed on
                    March 18, 2002.................................................................................       *

   3.47       --  Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 2002 (File No. 001-11954)...............................................       *

----------------------------
* Incorporated by reference



EXHIBIT
  NO.
-----------
   4.1        --  Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New York, as
                    Trustee - Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.'s Current Report on
                    Form 8-K dated June 19, 2002 (File No. 000-22685), filed on June 24, 2002......................       *

   4.2        --  Officer's Certificate pursuant to Sections 102 and 301 of the Indenture, dated June 24, 2002 -
                    Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust's  Quarterly Report on Form
                    10-Q for the quarter ended June 30, 2002 (File No. 001-11954)                                         *

  10.1        --  Amended and Restated Credit Agreement dated July 3, 2002, between 59th Street Corporation and
                    Vornado Lending L.L.C. (evidencing $40,000,000 of debt) - Incorporated by reference to Exhibit
                    10(i)(B)(1) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File
                    No. 001-06064), filed on August 7, 2002........................................................       *

  10.2        --  Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado Lending L.L.C.
                    (evidencing a $20,000,000 loan) - Incorporated by reference to Exhibit 10(i)(B)(2) of
                    Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064),
                    filed on August 7, 2002........................................................................       *

  10.3        --  Amended and Restated Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado
                    Lending L.L.C. (evidencing a $50,000,000 line of credit facility) - Incorporated by reference to Exhibit 10(i)(B)(3) of Alexander's Inc.'s quarterly report for the period ended June 30,
                    2002 (File No. 001-06064), filed on August 7, 2002.............................................       *

  10.4        --  Credit Agreement, dated July 3, 2002, between Alexander's and Vornado Lending L.L.C. (evidencing a $35,000,000 loan) - Incorporated by reference to Exhibit 10(i)(B)(4) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7,
                    2002...........................................................................................       *

  10.5        --  Guaranty of Completion, dated as of July 3, 2002, executed by Vornado Realty L.P. for the benefit of Bayerische Hypo- and Vereinsbank AG, New York Branch, as Agent for the Lenders -
                    Incorporated by reference to Exhibit 10(i)(C)(5) of Alexander's Inc.'s quarterly report for
                    the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002...................       *

  10.6        --  Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., 731
                    Commercial LLC, 731 Residential LLC and Vornado Realty L.P. - Incorporated by reference to
                    Exhibit 10(i)(C)(8) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002
                    (File No. 001-06064), filed on August 7, 2002..................................................       *

  10.7        --  Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between
                    Alexander's, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(E)(3)
                    of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No.
                    001-06064), filed on August 7, 2002............................................................       *

  10.8        --  59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado
                    Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by reference to Exhibit
                    10(i)(E)(4) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File
                    No. 001-06064), filed on August 7, 2002........................................................       *




EXHIBIT
  NO.
-----------
  10.9        --  Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp. -
                    Incorporated by reference to Exhibit 10(i)(F)(1) of Alexander's Inc.'s quarterly report for
                    the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002..................       *

 10.10        --  59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731
                    Commercial LLC and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(2)
                    of Alexander's Inc.'s quarterly report for the period ended June 30, 2002
                    (File No. 001-06064), filed on August 7, 2002..................................................       *

 15.1         --  Letter regarding Unaudited Interim Financial Information


----------------------------
* Incorporated by reference