Form 10-Q/A
period 2002-09-30
VORNADO REALTY TRUST
filed 2002-12-24
CIK 899689

                                                        EXHIBIT INDEX ON PAGE 33

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2002

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ TO ______________

Commission File Number: 001-11954

                              VORNADO REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                     22-1657560
---------------------------------------------------      -----------------------
  (State or other jurisdiction of incorporation              (I.R.S. Employer
                 or organization)                         Identification Number)

     888 SEVENTH AVENUE, NEW YORK, NEW YORK                       10019
---------------------------------------------------      -----------------------
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

                                EXPLANATORY NOTE

     This Form 10-Q/A amends Part I. Item 1. Financial Statements; Part I. Item
3. Quantitative and Qualitative Disclosures About Market Risk; and Part II. Item
6. Exhibit 15.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 to revise the accounting for the interest rate swaps relating to its 5.625% Senior Unsecured Notes due 2007 (the "Notes"). The Company appropriately designated the swaps as "fair value hedge transactions" with "no ineffectiveness". The Company reported the $37,293,000 increase in the fair value of the swap assets as an Other Asset on its September 30, 2002 unaudited consolidated balance sheet with a related increase in Accumulated Other Comprehensive Income. Accounting principles generally accepted in the United States of America require an increase in the carrying amount of the Notes instead of the increase in Accumulated Other Comprehensive Income. This Form 10-Q/A restates the September 30, 2002 unaudited consolidated balance sheet to increase the carrying amount of the Notes by $37,293,000 and decrease Accumulated Other Comprehensive Income by a like amount. The change has no effect on the Company's results of operations for the three and nine months ended September 30, 2002, the related per share amounts, reported cash flows or funds from operations.

     The Company hereby amends Part I. Items 1 and 3 and Part II. Item 6 of the Form 10-Q in their entirety and replaces such Items with the revised items set forth below. Part I. Item 4 is included herein in support of the accompanying certifications of both the Chief Executive Officer and the Chief Financial Officer of the Company. No further changes have been made to the Form 10-Q. Except with respect to Part I. Item 4 and the certifications of the Company's Chief Executive Officer and Chief Financial Officer, this Form 10-Q/A continues to speak as of the date of the filing of the Form 10-Q that it amends and it has not been updated for any events that have happened subsequent to the date of such filing.

                                      INDEX

PART I.            FINANCIAL INFORMATION:
                                                                                               Page Number
                                                                                               -----------
           Item 1.    Financial Statements:

                      Consolidated Balance Sheets as of
                      September 30, 2002 (as restated) and December 31, 2001..................       3

                      Consolidated Statements of Income for the Three Months and Nine Months
                      Ended September 30, 2002 and September 30, 2001.........................       4

                      Consolidated Statements of Cash Flows for the Nine Months Ended
                      September 30, 2002 and September 30, 2001...............................       5

                      Notes to Consolidated Financial Statements (as restated for Note 12)....       6

                      Independent Accountants' Report.........................................      27

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk (as
                      restated)...............................................................      28

           Item 4.    Controls and Procedures.................................................      28

PART II.              OTHER INFORMATION:

           Item 6.    Exhibits and Reports on Form 8-K........................................      29

Signatures....................................................................................      30

Certifications................................................................................      31

Exhibit Index.................................................................................      33

PART I. FINANCIAL INFORMATION
  ITEM 1.    FINANCIAL STATEMENTS

                              VORNADO REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS

                                                                                             (UNAUDITED)
(amounts in thousands, except share and per share amounts)                                  SEPTEMBER 30,    DECEMBER 31,
                                     ASSETS                                                     2002             2001
                                                                                            -------------    ------------
                                                                                            (RESTATED -
                                                                                            SEE NOTE 12)
Real estate, at cost:
  Land................................................................................      $   1,535,501    $    895,831
  Buildings and improvements..........................................................          5,845,682       3,480,249
  Development costs and construction in progress......................................             45,314         258,357
  Leasehold improvements and equipment................................................             69,177          55,774
                                                                                            -------------    ------------
       Total..........................................................................          7,495,674       4,690,211
  Less accumulated depreciation and amortization......................................           (692,126)       (506,225)
                                                                                            -------------    ------------
       Real estate, net...............................................................          6,803,548       4,183,986
Cash and cash equivalents, including U.S. government obligations under
  repurchase agreements of $38,900 and $15,235........................................            314,363         265,584
Escrow deposits and restricted cash...................................................            240,950         204,463
Marketable securities.................................................................             59,515         126,774
Investments in and advances to partially-owned entities, including
  Alexander's of $192,831 and $188,522................................................            951,282       1,270,195
Due from officers.....................................................................             21,733          18,197
Accounts receivable, net of allowance for doubtful accounts
  of $9,915 and $8,831................................................................             67,828          47,406
Notes and mortgage loans receivable...................................................             95,237         258,555
Receivable arising from the straight-lining of rents..................................            168,993         138,154
Other assets..........................................................................            342,591         264,029
                                                                                            -------------    ------------
                                                                                            $   9,066,040    $  6,777,343
                                                                                            =============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and mortgages payable...........................................................      $   3,575,196    $  2,477,173
Senior unsecured notes due 2007, at fair value ($37,293 in excess of accreted
  note balance).......................................................................            536,612              --
Accounts payable and accrued expenses.................................................            204,290         179,597
Officers' compensation payable........................................................             15,684           6,708
Deferred leasing fee income...........................................................             11,398          11,940
Other liabilities.....................................................................              1,548          51,895
                                                                                            -------------    ------------
  Total liabilities...................................................................          4,344,728       2,727,313
                                                                                            -------------    ------------
Minority interest of unitholders in the Operating Partnership.........................          2,079,820       1,479,658
                                                                                            -------------    ------------
Commitments and contingencies
Shareholders' equity:
  Preferred shares of beneficial interest:
    no par value per share; authorized 70,000,000 shares;
    Series A:  liquidation preference $50.00 per share; issued and outstanding
      1,777,723 and 5,520,435 shares..................................................             88,890         276,024
    Series B:  liquidation preference $25.00 per share; issued and outstanding
      3,400,000 shares................................................................             81,805          81,805
    Series C:  liquidation preference $25.00 per share; issued and outstanding
      4,600,000 shares................................................................            111,148         111,148
  Common shares of beneficial interest: $.04 par value per share; authorized,
    200,000,000 shares; issued and outstanding, 107,959,957 and 99,035,023 shares.....              4,319           3,961
  Additional capital..................................................................          2,486,218       2,162,512
  Distributions in excess of net income...............................................           (142,551)        (95,647)
                                                                                            -------------    ------------
                                                                                                2,629,829       2,539,803
  Deferred compensation shares earned but not yet delivered...........................             38,253          38,253
  Deferred compensation shares issued but not yet earned..............................             (9,036)             --
  Accumulated other comprehensive income (loss).......................................            (12,850)         (2,980)
  Due from officers for purchase of common shares of beneficial interest..............             (4,704)         (4,704)
                                                                                            -------------    ------------
       Total shareholders' equity.....................................................          2,641,492       2,570,372
                                                                                            -------------    ------------
                                                                                            $   9,066,040    $  6,777,343
                                                                                            =============    ============

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(amounts in thousands except per share amounts)

                                                               FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                            ----------------------------    ----------------------------
                                                                2002            2001            2002            2001
                                                            ------------    ------------    ------------    ------------
Revenues:
  Rentals................................................   $    310,515    $    211,541    $    922,144    $    628,511
  Expense reimbursements.................................         44,407          36,216         118,526         102,851
  Other income (including fee income
    from related parties of  $439 and $250 in each
    three month period and $1,023 and $1,134 in each
    nine month period)...................................          6,286           2,508          20,109           7,588
                                                            ------------    ------------    ------------    ------------
Total revenues...........................................        361,208         250,265       1,060,779         738,950
                                                            ------------    ------------    ------------    ------------

Expenses:
  Operating..............................................        145,237         102,222         398,950         299,436
  Depreciation and amortization..........................         52,011          29,275         149,162          91,226
  General and administrative.............................         27,352          15,043          74,578          51,706
  Amortization of Officer's deferred compensation
    expense..............................................          6,875              --          20,625              --
  Costs of acquisitions not consummated..................             --              --              --           5,000
                                                            ------------    ------------    ------------    ------------
Total expenses...........................................        231,475         146,540         643,315         447,368
                                                            ------------    ------------    ------------    ------------

Operating income.........................................        129,733         103,725         417,464         291,582
Income applicable to Alexander's.........................         12,554           4,442          22,609          21,422
Income from partially-owned entities.....................          6,692          18,856          30,304          62,074
Interest and other investment income.....................          6,407          14,584          25,984          43,931
Interest and debt expense................................        (61,354)        (43,054)       (179,491)       (136,443)
Net gain on disposition of wholly-owned and
  partially-owned assets.................................          4,503           6,495           1,053           3,706
Minority interest:
  Perpetual preferred unit distributions.................        (18,254)        (17,594)        (54,762)        (52,245)
  Minority limited partnership earnings..................        (17,073)         (9,951)        (50,167)        (30,195)
  Partially-owned entities...............................           (403)           (723)         (1,946)         (1,491)
                                                            ------------    ------------    ------------    ------------
Income before cumulative effect of change in accounting
  principle and extraordinary item.......................         62,805          76,780         211,048         202,341
Cumulative effect of change in accounting principle......             --              --         (30,129)         (4,110)
Extraordinary item.......................................             --              --              --           1,170
                                                            ------------    ------------    ------------    ------------
Net income...............................................         62,805          76,780         180,919         199,401
Preferred share dividends (including accretion of
  issuance expenses of $958 in the nine months of 2001)..         (5,695)         (8,904)        (17,722)        (27,769)
                                                            ------------    ------------    ------------    ------------
NET INCOME applicable to common shares...................   $     57,110    $     67,876    $    163,197    $    171,632
                                                            ============    ============    ============    ============

NET INCOME PER COMMON SHARE - BASIC......................   $        .53    $        .76    $       1.55    $       1.96
                                                            ============    ============    ============    ============

NET INCOME PER COMMON SHARE - DILUTED....................   $        .52    $        .74    $       1.49    $       1.90
                                                            ============    ============    ============    ============

DIVIDENDS PER COMMON SHARE...............................   $        .66    $        .59    $       1.98    $       1.65
                                                            ============    ============    ============    ============

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(amounts in thousands)

                                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                      2002                   2001
                                                                                     ----------------       ----------------
  Net income...............................................................            $   180,919             $  199,401
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of change in accounting principle..................                 30,129                  4,110
      Extraordinary item...................................................                     --                 (1,170)
      Minority interest....................................................                106,875                 83,931
      Net gain on disposition of wholly-owned and
        partially-owned assets.............................................                 (1,053)                (3,706)
      Depreciation and amortization........................................                149,162                 91,226
      Amortization of Officer's deferred compensation expense..............                 20,625                     --
      Straight-lining of rental income.....................................                (29,622)               (23,987)
      Equity in income of Alexander's......................................                (22,609)               (21,422)
      Equity in income of partially-owned entities.........................                (30,304)               (62,074)
      Changes in operating assets and liabilities..........................                (56,621)                (5,074)
                                                                                       -----------             ----------
  Net cash provided by operating activities................................                347,501                261,235
                                                                                       -----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Development costs and construction in progress...........................                (47,351)               (68,152)
  Investments in partially-owned entities..................................                (35,209)               (68,145)
  Distributions from partially-owned entities..............................                100,326                102,404
  Investment in notes and mortgage loans receivable........................                (56,091)               (36,831)
  Repayment of notes and mortgage loans receivable.........................                115,000                  9,057
  Cash restricted, primarily mortgage escrows..............................                    704                 13,709
  Additions to real estate.................................................                (70,029)               (63,687)
  Purchases of marketable securities ......................................                 (1,702)                (9,657)
  Acquisitions of real estate..............................................                (23,659)               (11,574)
  Proceeds from sale of marketable securities .............................                 73,685                  1,640
  Proceeds from sale of real estate........................................                     --                146,197
  Real estate deposits and other...........................................                     --                  2,764
                                                                                       -----------             ----------
  Net cash provided by investing activities................................                 55,674                 17,725
                                                                                       -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.................................................                654,373                347,853
  Repayments of borrowings.................................................               (719,761)              (388,319)
  Debt issuance costs......................................................                 (3,970)                    --
  Proceeds from issuance of common shares..................................                 56,508                     --
  Proceeds from issuance of preferred units................................                     --                 52,673
  Distributions to minority partners.......................................               (108,477)               (79,452)
  Dividends paid on common shares..........................................               (240,802)              (143,544)
  Dividends paid on preferred shares.......................................                (17,722)               (26,811)
  Exercise of stock options................................................                 25,455                  9,529
                                                                                       -----------             ----------
  Net cash used in financing activities....................................               (354,396)              (228,071)
                                                                                       -----------             ----------

  Net increase in cash and cash equivalents................................                 48,779                 50,889
  Cash and cash equivalents at beginning of period.........................                265,584                136,989
                                                                                       -----------             ----------
  Cash and cash equivalents at end of period...............................            $   314,363             $  187,878
                                                                                       ===========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest (including capitalized interest of $5,450 in
    2002 and $9,495 in 2001)...............................................            $   171,132             $  133,051
                                                                                       ===========             ==========

NON-CASH TRANSACTIONS:
  Class A units issued in acquisitions.....................................            $   625,226             $       --
  Financing assumed in acquisitions........................................              1,082,480                     --
  Unrealized (loss) gain on securities available for sale..................                   (112)                 2,356

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

     Condensed Consolidated Statements of Income                For the Three Months Ended     For the Nine Months Ended
      (in thousands, except per share amounts)                        September 30,                  September 30,
                                                                --------------------------     -------------------------
                                                                                 Pro Forma                    Pro Forma
                                                                   2002            2001           2002          2001
                                                                -----------     ----------     -----------   -----------
     Revenues...............................................    $   361,208     $  344,972     $ 1,060,799   $ 1,024,514
                                                                ===========     ==========     ===========   ===========
     Income before cumulative effect of change in accounting
       principle and extraordinary item.....................    $    62,805     $   82,597     $   211,048   $   214,053
     Cumulative effect of change in accounting
       principle............................................             --             --         (30,129)       (4,110)
     Extraordinary item.....................................             --            (88)             --         1,082
                                                                -----------     -----------    -----------   -----------
     Net income.............................................         62,805         82,509         180,919       211,025
     Preferred share dividends..............................         (5,695)        (8,904)        (17,722)      (27,769)
                                                                -----------     -----------    -----------   -----------
     Net income applicable to common shares.................    $    57,110     $   73,605     $   163,197   $   183,256
                                                                ===========     ==========     ===========   ===========
     Net income per common share - basic....................    $       .53     $      .75     $      1.55   $      1.88
                                                                ===========     ==========     ===========   ===========
     Net income per common share - diluted..................    $       .52     $      .72     $      1.49   $      1.83
                                                                ===========     ==========     ===========   ===========

                              VORNADO REALTY TRUST

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

                              VORNADO REALTY TRUST

                                   (UNAUDITED)

4.   ACQUISITIONS AND DISPOSITIONS - CONTINUED

     CRYSTAL GATEWAY ONE

     On July 1, 2002, the Company acquired a 360,000 square foot office building from a limited partnership, which is approximately 50% owned by Mr. Robert
H. Smith and Mr. Robert P. Kogod and members of the Smith and Kogod families, trustees of the Company, in exchange for approximately 325,700 newly issued Vornado Operating Partnership units (valued at $13,679,000) and the assumption of $58,500,000 of debt. The building is located in the Crystal City complex in Arlington, Virginia where the Company already owns 24 office buildings containing over 6.9 million square feet, which it acquired on January 1, 2002, in connection with the Company's acquisition of CESCR. In March 2002, the Company purchased the mortgage on this property for $55,000,000. On June 28, 2002, the limited partnership completed a $58,500,000 mortgage refinancing which bears interest at 6.75% and matures in July 2012 and repaid the Company's $55,000,000 mortgage.

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

                                   (UNAUDITED)

4.   ACQUISITIONS AND DISPOSITIONS - CONTINUED

     DISPOSITIONS

     The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets for the three and nine months ended September 30, 2002 and 2001:

                                                                   For the Three Months Ended    For the Nine Months Ended
                 (dollars in thousands)                                   September 30,                September 30,
                                                                   --------------------------    -------------------------
                                                                      2002            2001          2002           2001
                                                                   -----------     ----------    ----------     ----------
     Wholly-owned Assets:
       Gain on transfer of mortgages...........................    $     2,096     $       --    $    2,096     $       --
       Net gain on sale of air rights -
          175 Lexington Avenue(1)..............................          2,126             --         2,126             --
       Gain on sale of Kinzie Park condominiums units..........            281             --         2,156             --
       Net gain on sale of marketable securities...............             --             --        12,346             --
       Loss on Primestone foreclosure..........................             --             --       (17,671)            --
       Net gain from condemnation proceedings..................             --             --            --          3,050
       Write-off of investments in technology companies........             --             --            --        (18,284)
     Partially-owned Assets:
       After-tax net gain on sale of Park Laurel condominium
          units................................................             --         13,869            --         13,869
       Write-off of net investment in Russian Tea Room.........             --         (7,374)           --         (7,374)
       Net gain on sale of 50% interest in 570 Lexington Avenue             --             --            --         12,445
                                                                   -----------     ----------    ----------     ----------
                                                                   $     4,503     $    6,495    $    1,053     $    3,706
                                                                   ===========     ==========    ==========     ==========

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

                              VORNADO REALTY TRUST

                                   (UNAUDITED)

5.   INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES

        The Company's investments in and advances to partially-owned entities are as follows:

     INVESTMENTS AND ADVANCES:

                      (dollars in thousands)                      September 30, 2002    December 31, 2001
                                                                  ------------------    -----------------
      Temperature Controlled Logistics..........................     $   451,399           $   474,862
      Charles E. Smith Commercial Realty L.P. ("CESCR")(1)......              --               347,263
      Alexander's...............................................         192,831               188,522
      Newkirk Joint Ventures(2).................................         168,624               191,534
      Prime Group Realty, L.P. and other guarantees(3)..........          39,485                    --
      Partially-Owned Office Buildings(4).......................          30,164                23,346
      Starwood Ceruzzi Joint Ventures...........................          25,865                25,791
      Park Laurel...............................................           4,789                (4,745)
      Other.....................................................          38,125                23,622
                                                                     -----------           -----------
                                                                     $   951,282           $ 1,270,195
                                                                     ===========           ===========

----------
          (1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.

          (2) The Company's investment in and advances to Newkirk Joint Ventures is comprised of:

                                                          September 30, 2002    December 31, 2001
                                                          ------------------    -----------------
                 Investments in limited partnerships..      $     120,359         $     143,269
                 Mortgages and loans receivable.......             39,511                39,511
                 Other................................              8,754                 8,754
                                                            -------------         -------------
                 Total................................      $     168,624         $     191,534
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

(amounts in thousands)                                                                                    100% OF
                                                                                              PARTIALLY-OWNED ENTITIES DEBT
                                                                                            --------------------------------
                                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                                 2002              2001
                                                                                            ---------------   --------------
Alexander's (33.1% interest) (see "Alexander's" on page 15 for further details):
  Term loan secured by all of Alexander's assets except for the Kings Plaza
  Regional
     Shopping Center:
       Portion financed by the Company due on January 3, 2006 with interest
          at 12.48%......................................................................     $     95,000    $    95,000
       Portion financed by a bank, due March 15, 2003, with interest at LIBOR +
          1.85% (repaid on July 3, 2002).................................................               --         10,000
  Unsecured Line of Credit financed by the Company, due on January 3, 2006 with
     interest at 12.48%..................................................................           24,000         24,000
  Lexington Avenue construction loan payable, due on December 31, 2005, plus two one-year extensions, with interest at LIBOR plus 2.50% (4.32% at September 30,
     2002)...............................................................................           55,500             --
  Rego Park mortgage payable, due in June 2009, with interest at 7.25%...................           82,000         82,000
  Kings Plaza Regional Shopping Center mortgage payable, due in June 2011,
     with interest at 7.46% (prepayable with yield maintenance)..........................          219,968        221,831
  Paramus mortgage payable, due in October 2011, with interest at 5.92%
     (prepayable without penalty)........................................................           68,000         68,000
  Other notes and mortgages payable (repaid on July 3, 2002).............................               --         15,000

Temperature Controlled Logistics (60% interest):
  Mortgage notes payable collateralized by 58 temperature controlled warehouses, due in May 2008, requires amortization based on a 25 year term with
     interest at 6.94% (prepayable with yield maintenance)...............................          576,220        563,782
  Other notes and mortgages payable......................................................           15,324         38,748

Newkirk Joint Ventures (21.5% interest):
  Portion of first mortgages and contract rights, collateralized by the partnerships' real estate, due from 2002 to 2024, with a weighted average
     interest rate of 11.31% at September 30, 2002 (various prepayment rights)...........        1,467,238      1,336,989

Charles E. Smith Commercial Realty L.P. (34% interest in 2001):
  29 mortgages payable...................................................................               --      1,470,057
Prime Group Realty L.P. (14.9% interest)(1):
  24 mortgages payable...................................................................          820,213             --

Partially Owned Office Buildings:
  330 Madison Avenue (25% interest) mortgage note payable, due in April 2008,
     with interest at  6.52 % (prepayable with yield maintenance)........................           60,000         60,000
  Fairfax Square (20% interest) mortgage note payable due in August 2009, with
     interest at 7.50%...................................................................           69,170             --
  825 Seventh Avenue (50% interest) mortgage payable, due in October 2014, with
     interest at 8.07% (prepayable with yield maintenance)...............................           23,356         23,552

Las Catalinas Mall (50% interest):
     Mortgage notes payable(2)...........................................................               --         68,591

Russian Tea Room (50% interest) mortgages payable, due in March 2012, with interest at
     Prime plus 50 basis points (5.25% at September 30, 2002)(3).........................           13,000         13,000

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

                                                                 For The Three Months              For The Nine Months
              (amounts in thousands)                              Ended September 30,              Ended September 30,
                                                           -------------------------------   -------------------------------
                                                               2002               2001           2002               2001
                                                           ------------       ------------   ------------       ------------
Income applicable to Alexander's:
  33.1% share of equity in net income (1)...............   $      5,603       $        592   $      6,097       $      8,283
  Interest income (2)...................................          2,531              2,659          7,818              9,021
  Management fees.......................................            903                879          2,702              2,663
  Development fees (2)..................................          2,022                188          3,997                563
  Leasing and other fees (2)............................            562                124          1,062                892
  Guarantee fees (2)....................................            933                 --            933                 --
                                                           ------------       ------------   ------------       ------------
                                                           $     12,554       $      4,442   $     22,609       $     21,422
                                                           ============       ============   ============       ============
Temperature Controlled Logistics:
  60% share of equity in net (loss) income (3)..........   $     (2,125)      $      1,353   $        952       $      7,324
  Management fees.......................................          1,520              1,887          4,835              5,585
                                                           ------------       ------------   ------------       ------------
                                                                   (605)             3,240          5,787             12,909
                                                           ------------       ------------   ------------       ------------

CESCR-34% share of equity in net income (4).............             --              7,218             --             21,413
                                                           ------------       ------------   ------------       ------------

Newkirk Joint Ventures:
  Equity in net income of limited partnerships..........          6,987(5)           6,635         18,600(5)          19,738
  Interest and other income.............................            913              1,273          5,300              4,098
                                                           ------------       ------------   ------------       ------------
                                                                  7,900              7,908         23,900             23,836
                                                           ------------       ------------   ------------       ------------
Prime Group Realty, L.P. -
  14.9% share of equity in net loss (6).................           (785)                --           (785)                --
Partially-Owned Office Buildings (7)....................            598                411          1,874              3,276
Other...................................................           (416)                79           (472)               640(8)
                                                           ------------       ------------   ------------       ------------
                                                           $      6,692       $     18,856   $     30,304       $     62,074
                                                           ============       ============   ============       ============

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

                              VORNADO REALTY TRUST

                                   (UNAUDITED)

6.   DEBT AND EQUITY FINANCING

     Following is a summary of the Company's debt, by segment, at September 30, 2002:

(amounts in thousands)

                                                                      INTEREST RATE             BALANCE AS OF
                                                                          AS AT         -----------------------------
                                                                       SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                          MATURITY         2002             2002            2001
                                                        -----------   --------------    -------------   -------------
Notes and Mortgages Payable:
  Fixed Interest:
  Office:
    NYC Office:
     Two Penn Plaza..............................             03/04             7.08%   $     155,446   $     157,697
     888 Seventh Avenue..........................             02/06             6.63%         105,000         105,000
     Eleven Penn Plaza...........................             05/07             8.39%          50,639          51,376
     866 UN Plaza................................             04/04             7.79%          33,000          33,000
    CESCR Office (1):
     Crystal Park 1-5............................       07/06-08/13       6.66%-8.39%         265,692                (1)
     Crystal Gateway Crystal Square 5............       07/12-01/25       6.75%-7.09%         216,362                (1)
     Crystal Square 2, 3 and 4...................       10/10-11/14       7.08%-7.14%         145,779                (1)
     Skyline Place...............................       08/06-12/09        6.6%-6.75%         140,838                (1)
     1101 17th, 1140 Connecticut, 1730 M &
       1150 17th.................................             08/10             6.74%          97,662                (1)
     Courthouse Plaza 1 and 2....................             01/08             7.05%          80,462                (1)
     Crystal Gateway N., Arlington Plaza and
       1919 S. Eads..............................             11/07             6.77%          73,013                (1)
     Reston Executive I, II & III................             01/06             6.75%          73,956                (1)
     Crystal Plaza 1-6...........................             10/04             6.65%          70,893                (1)
     One Skyline Tower...........................             06/08             7.12%          65,994                (1)
     Crystal Malls 1-4...........................             12/11             6.91%          67,091                (1)
     1750 Pennsylvania Avenue....................             06/32             7.26%          49,903                (1)
     One Democracy Plaza.........................             02/05             6.75%          27,852                (1)
  Retail:
     Cross collateralized mortgages payable on
       42 shopping centers.......................             03/10             7.93%         488,523         492,156
     Green Acres Mall............................             02/08             6.75%         151,282         152,894
     Montehiedra Town Center.....................             05/17             8.23%          59,827          60,359
     Las Catalinas Mall (2)......................             11/13             6.97%          67,923              --
  Merchandise Mart:
     Market Square Complex.......................             07/11             7.95%          48,651          49,702
     Washington Design Center....................             10/11             6.95%          48,622          48,959
     Washington Office Center....................             02/04             6.80%          45,345          46,572
     Other.......................................       03/09-06/13       7.03%-7.71%          44,706          18,951
  Other:
     Industrial Warehouses.......................             10/11             6.95%          49,561          50,000
     Student Housing Complex.....................             11/07             7.45%          19,078          19,243
     Other.......................................                               7.95%           6,944           8,659
                                                                                        -------------   -------------
       Total Fixed Interest Notes and Mortgages
             Payable.............................                               7.13%       2,750,044       1,294,568
                                                                                        -------------   -------------

----------
See footnotes on the following page.

                              VORNADO REALTY TRUST

                                   (UNAUDITED)

6.   DEBT AND EQUITY FINANCING - CONTINUED

                                                                                   INTEREST RATE            BALANCE AS OF
         (amounts in thousands)                                                       AS AT        ------------------------------
                                                                                   SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                         MATURITY     SPREAD(7)        2002             2002            2001
                                                       -----------   ----------   --------------   --------------   -------------
Notes and Mortgages Payable:
 Variable Interest:
 Office:
  NYC Office:
   One Penn Plaza (3)............................          06/03        L+125          3.23%        $   275,000      $   275,000
   770 Broadway/595 Madison Avenue
     cross-collateralized mortgage (4)...........          04/03         L+40          2.22%            153,659          123,500
   909 Third Avenue..............................          07/03        L+165          3.47%            106,129          105,253
   Two Park Avenue (5)...........................          03/03        L+145            --                  --           90,000
 CESCR Office:
   Tyson Dulles Plaza............................          06/03        L+130          3.11%             69,788                 (1)
   Commerce Executive III, IV & V................          07/03        L+150          3.31%             53,488                 (1)
   Seven Skyline (5).............................          10/02        L+135            --                  --                 (1)
 Merchandise Mart:
   Merchandise Mart (5)..........................          10/02        L+150            --                  --          250,000
   Furniture Plaza...............................          02/03        L+200          3.82%             48,290           43,524
   33 North Dearborn Street......................          09/03        L+175          3.57%             19,000           19,000
   350 North Orleans (5).........................          06/02        L+165            --                  --           70,000
   Other.........................................          01/03         P-50          4.25%                 60              294
 Other:
   Palisades construction loan...................          01/03        L+185          3.66%             99,738           90,526
   Hotel Pennsylvania (6)........................          10/02        L+160            --                  --          115,508
                                                                                                    -----------      -----------
    Total Variable Interest Notes and
          Mortgages Payable......................                                      3.60%            825,152        1,182,605
                                                                                                    -----------      -----------
Total Notes and Mortgages Payable................                                                   $ 3,575,196      $ 2,477,173
                                                                                                    ===========      ===========
Senior unsecured notes due 2007,
   at fair value (5).............................          06/07         L+77          2.59%        $   536,612      $        --
                                                                                                    -----------      -----------
Unsecured revolving credit facility..............          03/03         L+90            --         $        --      $        --
                                                                                                    ===========      ===========

----------
   (1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Prior to January 1, 2002, the Company's share of CESCR's debt was included in Investments in and Advances to Partially-Owned Entities. In connection with the acquisition, CESCR's fixed rate debt of $1,289,837 was fair valued at $1,322,685 under purchase accounting.
   (2) On September 23, 2002, the Company acquired the 50% of the Mall and the 25% of Kmart's anchor store it did not already own. Prior to this date, the Company accounted for its investment on the equity method and the Company's share of the debt was included in Investments in and Advances to Partially-Owned Entities.
   (3) On June 21, 2002, one of the lenders purchased the other participant's interest in the loan. At the same time, the loan was extended for one year, with certain modifications including, (i) making the risk of a loss due to terrorism (as defined) not covered by insurance recourse to the Company and (ii) the granting of two 1-year renewal options to the Company.
   (4) On April 1, 2002, the Company increased its mortgage financing cross-collateralized by its 770 Broadway/595 Madison Avenue properties by $115,000. On July 15, 2002, the Company repaid $84,841 with proceeds received from a third party which resulted in a gain on transfer of mortgages of $2,096. The proceeds of the loan are in a restricted mortgage escrow account which bears interest at the same rate as the loan, and at September 30, 2002 totals $153,659.
   (5) On June 24, 2002, the Company completed an offering of $500,000 aggregate principal amount of 5.625% senior unsecured notes due June 15, 2007. Interest on the notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2002. The notes were priced at 99.856% of their face amount to yield 5.659%. Of the net proceeds of approximately $496,300, (i) $70,000 was used to repay the mortgage payable on 350 North Orleans prior to June 30, 2002 and (ii) $393,000 was used to repay the mortgages on Two Park Avenue, the Merchandise Mart and a portion of Seven Skyline in July and August 2002. On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.53% at October 28, 2002). In accordance with SFAS 133, as amended, these swaps were designated and effective as fair value hedges. Accounting for these swaps requires the Company to recognize changes in the fair value of the debt during each reporting period. At September 30, 2002, the fair value adjustment was $37,293 based on the fair value of the swaps and is included in the balance of the Senior Unsecured Notes above.
   (6) On April 1, 2002, the loan was prepaid in full.
   (7) Indicates spread over LIBOR ("L") or Prime rate ("P").

                              VORNADO REALTY TRUST

                                   (UNAUDITED)

6.   DEBT AND EQUITY FINANCING - CONTINUED

        The scheduled contractual principal repayments for the next five years and thereafter are as follows:

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

     On September 30, 2002, the Company issued 107,134 Class A Operating Partnership units (valued at $4,400,000) to the estate of Bernard Mendik and the Mendik Realty Company, Inc., of which Mr. Greenbaum, an executive officer of the Company received 4,677 Class A units, in accordance with the earn-out provisions of the Agreement for Contribution of Interests in 20 Broad Street LLC, dated August 5, 1998.

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

                              VORNADO REALTY TRUST

                                   (UNAUDITED)

8.   INCOME PER SHARE

     The following table sets forth the computation of basic and diluted income per share:

                                                                   For The Three Months            For The Nine Months
                                                                    Ended September 30,             Ended September 30,
                                                               ----------------------------    ----------------------------
                                                                   2002            2001             2002            2001
                                                               ------------    ------------    ------------    ------------
(amounts in thousands except per share amounts)

Numerator:

    Income before cumulative effect of change in
      accounting principle and extraordinary item...........   $     62,805    $     76,780    $    211,048         202,341
    Cumulative effect of change in accounting
      principle.............................................             --              --         (30,129)         (4,110)
    Extraordinary item......................................             --              --              --           1,170
                                                               ------------    ------------    ------------    ------------
    Net income..............................................         62,805          76,780         180,919         199,401
    Preferred share dividends...............................         (5,695)         (8,904)        (17,722)        (27,769)
                                                               ------------    ------------    ------------    ------------

Numerator for basic and diluted income per
    share - net income applicable to common shares..........   $     57,110    $     67,876    $    163,197    $    171,632
                                                               ============    ============    ============    ============

Denominator:
    Denominator for basic income per share - weighted
      average shares........................................        106,830          88,783         105,276          87,511
    Effect of dilutive securities:
      Employee stock options................................          3,118           3,276           3,792           2,844
      Deferred compensation shares issued but not yet
        earned..............................................            401              --             254              --
                                                               ------------    ------------    ------------    ------------
    Denominator for diluted income per share -
      adjusted weighted average shares and
      assumed conversions...................................        110,349          92,059         109,322          90,355
                                                               ============    ============    ============    ============

INCOME PER COMMON SHARE - BASIC:
      Income before cumulative effect of change in
        accounting principle and extraordinary item.........   $        .53    $        .76    $       1.84    $       2.00
      Cumulative effect of change in accounting
        principle...........................................             --              --            (.29)           (.05)
      Extraordinary item....................................             --              --              --             .01
                                                               ------------    ------------    ------------    ------------
      Net income per common share...........................   $        .53    $        .76    $       1.55    $       1.96
                                                               ============    ============    ============    ============

INCOME PER COMMON SHARE - DILUTED:
      Income before cumulative effect of change in
        accounting principle and extraordinary item ........   $        .52    $        .74    $       1.77    $       1.94
      Cumulative effect of change in accounting
        principle..........................................              --              --            (.28)           (.05)
      Extraordinary item....................................             --              --              --             .01
                                                               ------------    ------------    ------------    ------------
      Net income per common share...........................   $        .52    $        .74    $       1.49    $       1.90
                                                               ============    ============    ============    ============

                              VORNADO REALTY TRUST

                                   (UNAUDITED)

9.   COMPREHENSIVE INCOME

     The following table sets forth the Company's comprehensive income:

      (amounts in thousands)                                   For The Three Months            For The Nine Months
                                                                Ended September 30,            Ended September 30,
                                                           ----------------------------    ----------------------------
                                                               2002           2001             2002            2001
                                                           ------------    ------------    ------------    ------------
      Net income applicable to common shares............   $     57,110    $     67,876    $    163,197    $    171,632
      Adjustment to record cumulative effect of change
          in accounting principle.......................             --              --              --           4,110
      Other comprehensive income (loss).................           (169)         (6,694)         (9,870)          2,356
                                                           ------------    ------------    ------------    ------------
      Comprehensive income..............................   $     56,941    $     61,182    $    153,327    $    178,098
                                                           ============    ============    ============    ============

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

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

11.  SEGMENT INFORMATION

     The Company has four business segments: Office, Retail, Merchandise Mart and Temperature Controlled Logistics, whose operating results are as follows.

                                                            For The Three Months Ended September 30,
                                 -----------------------------------------------------------------------------------------------
(amounts in thousands)                                                       2002
                                 -----------------------------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                  Merchandise       Controlled
                                     Total          Office          Retail           Mart            Logistics        Other(2)
                                 ------------    ------------    ------------    -------------     -------------    ------------
Rentals ........................ $    310,515    $    217,915    $     29,827    $      48,509     $          --    $     14,264
Expense reimbursements .........       44,407          27,160          13,246            2,742                --           1,259
Other income ...................        6,286           4,548             450            1,496                --            (208)
                                 ------------    ------------    ------------    -------------     -------------    ------------
Total revenues .................      361,208         249,623          43,523           52,747                --          15,315
                                 ------------    ------------    ------------    -------------     -------------    ------------
Operating expenses .............      145,237          92,824          16,822           23,400                --          12,191
Depreciation and amortization ..       52,011          37,514           3,384            6,920                --           4,193
General and administrative .....       27,352           8,899             814            5,593                --          12,046
Amortization of officer's
  deferred compensation
  expense ......................        6,875              --              --               --                --           6,875
                                 ------------    ------------    ------------    -------------     -------------    ------------
Total expenses .................      231,475         139,237          21,020           35,913                --          35,305
                                 ------------    ------------    ------------    -------------     -------------    ------------
Operating income ...............      129,733         110,386          22,503           16,834                --         (19,990)
Income applicable to
  Alexander's ..................       12,554              --              --               --                --          12,554
Income from partially-
  owned entities ...............        6,692             598            (734)             (75)              605(5)        7,508
Interest and other investment
  income .......................        6,407           1,202              88              147                --           4,970
Interest and debt expense ......      (61,354)        (35,501)        (14,082)          (4,516)               --          (7,255)
Net gain on disposition of
  wholly-owned and partially-
  owned assets .................        4,503              --              --              281                --           4,222
Minority interest ..............      (35,730)        (27,849)         (2,730)          (4,163)              184          (1,172)
                                 ------------    ------------    ------------    -------------     -------------    ------------
Income before cumulative effect
  of change in accounting
  principle and extraordinary
  item .........................       62,805          48,836           5,045            8,508              (421)            837
Cumulative effect of change in
  accounting principle .........           --              --              --               --                --              --
Extraordinary item .............           --              --              --               --                --              --
                                 ------------    ------------    ------------    -------------     -------------    ------------
Net income .....................       62,805          48,836           5,045            8,508              (421)            837
Cumulative effect of change in
  accounting principle .........           --              --              --               --                --              --
Extraordinary item .............           --              --              --               --                --              --
Minority interest ..............       35,730          27,849           2,730            4,163              (184)          1,172
Net gain on disposition of
  wholly-owned and partially-
  owned assets .................           --              --              --               --                --              --
Interest and debt expense(3) ...       78,042          36,010          14,578            4,516             6,533          16,405
Depreciation and amortization(3)       64,151          37,945           4,126            6,920             8,389           6,771
Straight-lining of rents(3) ....       (8,226)         (6,802)            216           (1,046)               --            (594)
Other ..........................       (4,403)           (973)             --               --                --          (3,430)(4)
                                 ------------    ------------    ------------    -------------     -------------    ------------
EBITDA(1) ...................... $    228,099    $    142,865    $     26,695    $      23,061     $      14,317    $     21,161
                                 ============    ============    ============    =============     =============    ============

                                                            For The Three Months Ended September 30,
                                 -----------------------------------------------------------------------------------------------
(amounts in thousands)                                                       2001
                                 -----------------------------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                  Merchandise       Controlled
                                     Total          Office          Retail           Mart            Logistics        Other(2)
                                 ------------    ------------    ------------    -------------     -------------    ------------
Rentals ........................ $    211,541    $    117,455    $     30,501    $      48,394     $          --    $     15,191
Expense reimbursements .........       36,216          21,548          11,417            2,335                --             916
Other income ...................        2,508             977             562              905                --              64
                                 ------------    ------------    ------------    -------------     -------------    ------------
Total revenues .................      250,265         139,980          42,480           51,634                --          16,171
                                 ------------    ------------    ------------    -------------     -------------    ------------
Operating expenses .............      102,222          57,410          13,674           19,633                --          11,505
Depreciation and amortization ..       29,275          16,851           3,357            5,750                --           3,317
General and administrative .....       15,043           2,857           1,003            4,041                --           7,142
Amortization of officer's
  deferred compensation
  expense ......................           --              --              --               --                --              --
                                 ------------    ------------    ------------    -------------     -------------    ------------
Total expenses .................      146,540          77,118          18,034           29,424                --          21,964
                                 ------------    ------------    ------------    -------------     -------------    ------------
Operating income ...............      103,725          62,862          24,446           22,210                --          (5,793)
Income applicable to
  Alexander's ..................        4,442              --              --               --                --           4,442
Income from partially-
  owned entities ...............       18,856           7,629             617              110             3,240(5)        7,260
Interest and other investment
  income .......................       14,584           1,571             104              400                --          12,509
Interest and debt expense ......      (43,054)        (13,049)        (13,016)          (7,880)               --          (9,109)
Net gain on disposition of
  wholly-owned and partially-
  owned assets .................        6,495              --              --               --                --           6,495
Minority interest ..............      (28,268)        (13,613)         (3,910)          (3,641)           (2,469)         (4,635)
                                 ------------    ------------    ------------    -------------     -------------    ------------
Income before cumulative effect
  of change in accounting
  principle and extraordinary
  item .........................       76,780          45,400           8,241           11,199               771          11,169
Cumulative effect of change in
  accounting principle .........           --              --              --               --                --              --
Extraordinary item .............           --              --              --               --                --              --
                                 ------------    ------------    ------------    -------------     -------------    ------------
Net income                             76,780          45,400           8,241           11,199               771          11,169
Cumulative effect of change in
  accounting principle .........           --              --              --               --                --              --
Extraordinary item .............           --              --              --               --                --              --
Minority interest ..............       28,268          13,613           3,910            3,641             2,469           4,635
Net gain on disposition of
  wholly-owned and partially-
  owned assets .................           --              --              --               --                --              --
Interest and debt expense(3) ...       65,772          22,960          13,680            7,880             6,712          14,540
Depreciation and amortization(3)       42,637          21,466           4,523            5,750             8,400           2,498
Straight-lining of rents(3) ....       (8,600)         (6,242)           (449)          (1,483)               --            (426)
Other ..........................       (1,329)         (1,571)         (1,002)              --                41           1,203
                                 ------------    ------------    ------------    -------------     -------------    ------------
EBITDA(1) ...................... $    203,528    $     95,626    $     28,903    $      26,987     $      18,393    $     33,619
                                 ============    ============    ============    =============     =============    ============

----------
     See footnotes on page 25.

                              VORNADO REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

11.  SEGMENT INFORMATION- CONTINUED

                                                            For The Nine Months Ended September 30,
                                 -----------------------------------------------------------------------------------------------
(amounts in thousands)                                                       2002
                                 -----------------------------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                  Merchandise       Controlled
                                     Total          Office          Retail           Mart            Logistics        Other(2)
                                 ------------    ------------    ------------    -------------     -------------    ------------
Rentals ........................ $    922,144    $    645,489    $     87,819    $     148,387     $          --    $     40,449
Expense reimbursements .........      118,526          68,516          37,063            9,957                --           2,990
Other income ...................       20,109          14,621           1,055            4,133                --             300
                                 ------------    ------------    ------------    -------------     -------------    ------------
Total revenues .................    1,060,779         728,626         125,937          162,477                --          43,739
                                 ------------    ------------    ------------    -------------     -------------    ------------
Operating expenses .............      398,950         255,452          44,490           65,980                --          33,028
Depreciation and amortization ..      149,162         105,765          10,310           20,688                --          12,399
General and administrative .....       74,578          27,409           3,180           15,298                --          28,691
Costs of acquisitions not
  consummated ..................           --              --              --               --                --              --
Amortization of officer's
  deferred compensation expense.       20,625              --              --               --                --          20,625
                                 ------------    ------------    ------------    -------------     -------------    ------------
Total expenses .................      643,315         388,626          57,980          101,966                --          94,743
                                 ------------    ------------    ------------    -------------     -------------    ------------
Operating income ...............      417,464         340,000          67,957           60,511                --         (51,004)
Income applicable to
  Alexander's ..................       22,609              --              --               --                --          22,609
Income from partially-
  owned entities ...............       30,304           1,874            (803)             (62)            5,787(5)       23,508
Interest and other investment
  income .......................       25,984           5,071             245              425                --          20,243
Interest and debt expense ......     (179,491)       (105,011)        (41,793)         (18,386)               --         (14,301)
Net gain on disposition of
  wholly-owned and partially-
  owned assets .................        1,053              --              --            2,156                --          (1,103)
Minority interest ..............     (106,875)        (89,530)         (9,203)         (16,542)            3,488           4,912
                                 ------------    ------------    ------------    -------------     -------------    ------------
Income before cumulative effect
  of change in accounting
  principle and extraordinary
  item .........................      211,048         152,404          16,403           28,102             9,275           4,864
Cumulative effect of change in
  accounting principle .........      (30,129)             --              --               --           (15,490)        (14,639)
Extraordinary item .............           --              --              --               --                --              --
                                 ------------    ------------    ------------    -------------     -------------    ------------
Net income .....................      180,919         152,404          16,403           28,102            (6,215)         (9,775)
Cumulative effect of change in
   accounting principle ........       30,129              --              --               --            15,490          14,639
Extraordinary item .............           --              --              --               --                --              --
Minority interest ..............      106,875          89,530           9,203           16,542            (3,488)         (4,912)
Net gain on disposition of
  wholly-owned and partially-
  owned assets .................           --              --              --               --                --              --
Interest and debt expense(3) ...      228,534         106,529          43,559           18,386            19,394          40,666
Depreciation and amortization(3)      187,086         107,116          11,873           20,688            25,642          21,767
Straight-lining of rents(3) ....      (26,489)        (21,504)           (639)          (2,837)               --          (1,509)
Other ..........................       (4,328)         (3,400)            860             (123)            1,376          (3,041)(4)
                                 ------------    ------------    ------------    -------------     -------------    ------------
EBITDA(1) ...................... $    702,726    $    430,675    $     81,259    $      80,758     $      52,199    $     57,835
                                 ============    ============    ============    =============     =============    ============

                                                            For The Nine Months Ended September 30,
                                 -----------------------------------------------------------------------------------------------
(amounts in thousands)                                                       2001
                                 -----------------------------------------------------------------------------------------------
                                                                                                   Temperature
                                                                                  Merchandise      Controlled
                                     Total          Office          Retail           Mart           Logistics         Other(2)
                                 ------------    ------------    ------------    -------------     -------------    ------------
Rentals ........................ $    628,511    $    345,575    $     87,402    $     145,517     $          --    $     50,017
Expense reimbursements .........      102,851          56,509          34,923           10,166                --           1,253
Other income ...................        7,588           2,362           1,467            2,442                --           1,317
                                 ------------    ------------    ------------    -------------     -------------    ------------
Total revenues .................      738,950         404,446         123,792          158,125                --          52,587
                                 ------------    ------------    ------------    -------------     -------------    ------------
Operating expenses .............      299,436         164,855          41,528           62,427                --          30,626
Depreciation and amortization ..       91,226          52,795          10,364           18,256                --           9,811
General and administrative .....       51,706           8,864           2,405           13,286                --          27,151
Costs of acquisitions not
  consummated ..................        5,000              --              --               --                --           5,000
Amortization of officer's
  deferred compensation expense            --              --              --               --                --              --
                                 ------------    ------------    ------------    -------------     -------------    ------------
Total expenses .................      447,368         226,514          54,297           93,969                --          72,588
                                 ------------    ------------    ------------    -------------     -------------    ------------
Operating income ...............      291,582         177,932          69,495           64,156                --         (20,001)
Income applicable to
  Alexander's ..................       21,422              --              --               --                --          21,422
Income from partially-
  owned entities ...............       62,074          24,689           3,009              219            12,909(5)       21,248
Interest and other investment
  income .......................       43,931           5,766             520            1,777                --          35,868
Interest and debt expense ......     (136,443)        (44,063)        (41,429)         (25,866)               --         (25,085)
Net gain on disposition of
  wholly-owned and partially-
  owned assets .................        3,706          12,445           3,050               --                --         (11,789)
Minority interest ..............      (83,931)        (41,935)        (12,386)         (11,410)           (8,294)         (9,906)
                                 ------------    ------------    ------------    -------------     -------------    ------------
Income before cumulative effect
  of change in accounting
  principle and extraordinary
  item .........................      202,341         134,834          22,259           28,876             4,615          11,757
Cumulative effect of change in
  accounting principle .........       (4,110)             --              --               --                --          (4,110)
Extraordinary item .............        1,170              --              --               --                --           1,170
                                 ------------    ------------    ------------    -------------     -------------    ------------
Net income                            199,401         134,834          22,259           28,876             4,615           8,817
Cumulative effect of change in
   accounting principle ........        4,110              --              --               --                --           4,110
Extraordinary item .............       (1,170)             --              --               --                --          (1,170)
Minority interest ..............       83,931          41,935          12,386           11,410             8,294           9,906
Net gain on disposition of
  wholly-owned and partially-
  owned assets .................      (15,495)        (12,445)         (3,050)              --                --              --
Interest and debt expense(3) ...      206,177          75,266          43,377           25,866            20,198          41,470
Depreciation and amortization(3)      136,473          67,102          13,862           18,256            25,211          12,042
Straight-lining of rents(3) ....      (22,676)        (16,247)         (1,144)          (3,871)               --          (1,414)
Other ..........................       (8,889)         (3,791)         (2,337)              --               222          (2,983)(4)
                                 ------------    ------------    ------------    -------------     -------------    ------------
EBITDA(1) ...................... $    581,862    $    286,654    $     85,353    $      80,537     $      58,540    $     70,778
                                 ============    ============    ============    =============     =============    ============

----------
   See footnotes on page 25.

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

                                                                    For the Three Months          For the Nine Months
                                                                     Ended September 30,          Ended September 30,
                                                                 --------------------------    --------------------------
                                                                    2002            2001          2002            2001
                                                                 ----------       ---------    ----------      ----------
             Hotel Pennsylvania (A)...........................   $    1,715       $   2,886    $    4,621      $   14,307
             Newkirk Joint Ventures:
               Equity in income of limited partnerships.......       15,400          13,749        45,929          40,457
               Interest and other income......................        2,200           1,343         6,671           4,545
             Alexander's......................................       11,783           6,892        26,549          21,430
             Investment income and other (B)..................        4,077           8,934        21,963          32,046
             Unallocated general and administrative
               expenses.......................................      (10,436)(C)      (6,680)      (24,985)(C)     (25,218)
             Amortization of Officer's deferred compensation
               expense........................................       (6,875)             --       (20,625)             --
             Gain on transfer of mortgages....................        2,096              --         2,096              --
             Net gain on sale of air rights...................        2,126              --         2,126              --
             Palisades (D)....................................         (925)             --        (1,185)             --
             Loss on Primestone foreclosure...................           --              --       (17,671)             --
             Net gain on sale of marketable equity securities            --              --        12,346              --
             After-tax net gain on sale of Park Laurel
               condominium units..............................           --          13,869            --          13,869
             Costs of acquisitions not consummated............           --              --            --          (5,000)
             Write-off of net investment in Russian Tea Room
               ("RTR")........................................           --          (7,374)           --          (7,374)
             Write-off of investments in technology
               companies......................................           --              --            --         (18,284)
                                                                 ----------       ---------    ----------      ----------
                   Total......................................   $   21,161       $  33,619    $   57,835      $   70,778
                                                                 ==========       =========    ==========      ==========

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

                              VORNADO REALTY TRUST

                                   (UNAUDITED)

12.  RESTATEMENT

     Subsequent to the issuance of the unaudited interim financial statements for the quarterly period ended September 30, 2002, management determined to revise the accounting for the interest rate swaps relating to its 5.625% Senior Unsecured Notes due 2007 (the "Notes"). The Company appropriately designated the swaps as "fair value hedge transactions" with "no ineffectiveness". The Company reported the $37,293,000 increase in the fair value of the swaps as an Other Asset on its September 30, 2002 unaudited consolidated balance sheet with a related increase in Accumulated Other Comprehensive Income. Accounting principles generally accepted in the United States of America require an increase in the carrying amount of the Notes instead of an increase in Accumulated Other Comprehensive Income. The Company has restated the September 30, 2002 unaudited consolidated balance sheet to increase the carrying amount of the Notes by $37,293,000 and decrease Accumulated Other Comprehensive Income by a like amount. The change has no effect on the Company's results of operations for the three and nine months ended September 30, 2002, the related per share amounts or reported cash flows.

                         INDEPENDENT ACCOUNTANTS' REPORT

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Vornado Realty Trust as of September 30, 2002 (as restated), and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 12, the accompanying condensed consolidated balance sheet as of September 30, 2002 has been restated.

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


DELOITTE & TOUCHE LLP


Parsippany, New Jersey
October 30, 2002
(December 24, 2002, as to the effects
of the restatement discussed in Note 12)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

       (amounts in thousands
         except per share amounts)
                                                       September 30, 2002                        December 31, 2001
                                         ----------------------------------------------     ---------------------------
                                                              Weighted     Effect of 1%                      Weighted
                                                               Average      Change In                        Average
                                            Balance         Interest Rate   Base Rates         Balance    Interest Rate
                                         --------------     -------------  ------------     ------------  -------------
       Wholly-owned debt:
            Variable rate.............   $    1,361,764(1)      3.19%      $     12,081(2)  $  1,182,605      3.39%
            Fixed rate................        2,750,044         7.13%                --        1,294,568      7.53%
                                         --------------                    ------------     ------------
                                         $    4,111,808                          12,081     $  2,477,173
                                         ==============                    ------------     ============

       Partially-owned debt:
            Variable rate.............   $       43,841         7.12%               438(3)  $     85,516      5.63%
            Fixed rate................          932,010         8.57%                --        1,234,019      8.29%
                                         --------------                    ------------     ------------
                                         $      975,851                             438     $  1,319,535
                                         ==============                    ------------     ============

       Minority interest..............                                           (2,629)
                                                                           ------------

       Total decrease in the
         Company's annual
         net income...................                                     $      9,890
                                                                           ============
           Per share-diluted..........                                     $        .09
                                                                           ============

----------
(1) Includes $536,612 for the Company's senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.53% if set on October 28, 2002). In accordance with SFAS 133, as amended, accounting for these swaps requires the Company to fair value the debt at each reporting period. At September 30, 2002, the fair value adjustment was $37,293, and is included in the balance of the senior unsecured notes above.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q/A, an evaluation was carried out under the supervision and with the participation of Vornado Realty Trust's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

 (b) Reports on Form 8-K:
        During the quarter ended September 30, 2002, the Company filed the following reports on Form 8-K:

  Period Covered:
  (Date of Earliest
    Event Reported)                           Items Reported                          Date Filed
 ------------------                         ------------------                      ---------------
  August 20, 2002        Joseph Hakim, Executive Vice President, COO retires        August 22, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VORNADO REALTY TRUST
                                    --------------------------------------------
                                                   (Registrant)


Date: December 24, 2002          By:          /s/ Joseph Macnow
                                    --------------------------------------------
                                     Joseph Macnow, Executive Vice President -
                                          Finance and Administration and
                                             Chief Financial Officer

                                  CERTIFICATION

     I, Steven Roth, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Vornado Realty Trust;

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

        Date: December 24, 2002


                                               /s/ Steven Roth
                                               ---------------
                                               Steven Roth
                                               Chief Executive Officer

                                  CERTIFICATION

     I, Joseph Macnow, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Vornado Realty Trust;

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

        Date: December 24, 2002


                                               /s/ Joseph Macnow
                                               -----------------
                                               Joseph Macnow
                                               Chief Financial Officer

                                  EXHIBIT INDEX

 EXHIBIT
   NO.
---------
 3.1       --  Amended and Restated Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on April 16, 1993 - Incorporated by reference to Exhibit
                3(a) of Vornado's Registration Statement on Form S-4 (File No. 33-60286), filed on April 15,
                1993.............................................................................................     *

 3.2       --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on May 23, 1996 - Incorporated by reference to Exhibit 3.2 of Vornado's Annual Report on Form 10-K for the year ended December 31, 2001 (File No.
                001-11954), filed on March 11, 2002..............................................................     *

 3.3       --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on April 3, 1997 - Incorporated by reference to Exhibit 3.3 of Vornado's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11954),
                filed on March 11, 2002..........................................................................     *

 3.4       --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on October 14, 1997 - Incorporated by reference to Exhibit
                3.2 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000...     *

 3.5       --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on April 22, 1998 - Incorporated by reference to Exhibit
                3.1 of Vornado's Current Report on Form 8-K, dated April 22, 1998 (File No. 001-11954), filed on
                April 28, 1998...................................................................................     *

 3.6       --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on November 24, 1999 - Incorporated by reference to Exhibit
                3.4 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000...     *

 3.7       --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on April 20, 2000 - Incorporated by reference to Exhibit
                3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000...     *

 3.8       --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                Assessments and Taxation of Maryland on September 14, 2000 - Incorporated by reference to
                Exhibit 4.6 of Vornado's Registration Statement on Form S-8 (File No. 333-68462), filed on
                August 27, 2001..................................................................................     *

 3.9       --  Articles of Amendment of Declaration of Trust of Vornado dated May 31, 2002, as filed with the
                Department of Assessments and Taxation of the State of Maryland on June 13, 2002 - incorporated by reference to Exhibit 3.9 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 2002 (File No. 001-11954).................................................     *

3.10       --  Articles of Amendment of Declaration of Trust of Vornado dated June 6, 2002, as filed with the
                Department of Assessments and Taxation of the State of Maryland on June 13, 2002 - incorporated by reference to Exhibit 3.10 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 2002 (File No. 001-11954).................................................     *

3.11       --  Articles Supplementary Classifying Vornado's $3.25 Series A Preferred Shares of Beneficial
                Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.1 of
                Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on
                April 8, 1997....................................................................................     *

 EXHIBIT
   NO.
---------
3.12       --  Articles Supplementary Classifying Vornado's $3.25 Series A Convertible Preferred Shares of
                Beneficial Interest, as filed with the State Department of Assessments and Taxation of Maryland
                on December 15, 1997 - Incorporated by reference to Exhibit 3.10 to Vornado's Annual Report on
                Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 31, 2002.....     *

3.13       --  Articles Supplementary Classifying Vornado's Series D-1 8.5% Cumulative Redeemable Preferred
                Shares of Beneficial Interest, no par value (the "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 12, 1998
                (File No. 001-11954), filed on November 30, 1998.................................................     *

3.14       --  Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial
                Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to
                Exhibit 3.2 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No.
                001-11954), filed on February 9, 1999............................................................     *

3.15       --  Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of
                Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No.
                001-11954), filed on March 17, 1999..............................................................     *

3.16       --  Articles Supplementary Classifying Vornado's Series C 8.5% Cumulative Redeemable Preferred Shares
                of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.7 of Vornado's Registration Statement on Form 8-A (File No. 001-11954),
                filed on May 19, 1999............................................................................     *

3.17       --  Articles Supplementary Classifying Vornado Realty Trust's Series D-2 8.375% Cumulative Redeemable
                Preferred Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's
                Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.......     *

3.18       --  Articles Supplementary Classifying Vornado's Series D-3 8.25% Cumulative Redeemable Preferred
                Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current
                Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999......     *

3.19       --  Articles Supplementary Classifying Vornado's Series D-4 8.25% Cumulative Redeemable Preferred
                Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current
                Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999......     *

3.20       --  Articles Supplementary Classifying Vornado's Series D-5 8.25% Cumulative Redeemable Preferred
                Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
                November 24, 1999 (File No. 001-11954), filed on December 23, 1999...............................     *

3.21       --  Articles Supplementary Classifying Vornado's Series D-6 8.25% Cumulative Redeemable Preferred
                Shares, dated May 1, 2000, as filed with the State Department of Assessments and Taxation of
                Maryland on May 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report
                on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed May 19, 2000..........................     *

----------
*  Incorporated by reference

 EXHIBIT
   NO.
---------
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
                Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
                December 8, 2000 (File No. 001-11954), filed on December 28, 2000...............................      *

3.24       --  Articles Supplementary Classifying Vornado's Series D-9 8.75% Preferred Shares, dated September
                21, 2001, as filed with the State Department of Assessments and Taxation of Maryland on
                September 25, 2001 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on
                Form 8-K (File No. 001-11954), filed on October 12, 2001........................................      *

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
                as of October 20, 1997 (the "Partnership Agreement") - Incorporated by reference to Exhibit 3.4 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 31,
                1998............................................................................................      *

3.27       --  Amendment to the Partnership Agreement, dated as of December 16, 1997-Incorporated by reference to Exhibit 3.5 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997
                (File No. 001-11954) filed on March 31, 1998....................................................      *

3.28       --  Second Amendment to the Partnership Agreement, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-50095),
                filed on April 14, 1998.........................................................................      *

3.29       --  Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 12, 1998 (File
                No. 001-11954), filed on November 30, 1998......................................................      *

3.30       --  Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998 (File
                No. 001-11954), filed on February 9, 1999.......................................................      *

3.31       --  Exhibit A to the Partnership Agreement, dated as of December 22, 1998 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No.
                001-11954), filed on February 9, 1999...........................................................      *

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
                Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954),
                filed on March 17, 1999.........................................................................      *

----------
*  Incorporated by reference

 EXHIBIT
   NO.
---------
3.34       --  Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
                001-11954), filed on July 7, 1999...............................................................      *

3.35       --  Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
                001-11954), filed on July 7, 1999...............................................................      *

3.36       --  Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
                001-11954), filed on July 7, 1999...............................................................      *

3.37       --  Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed on
                October 25, 1999................................................................................      *

3.38       --  Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File
                No. 001-11954), filed on October 25, 1999.......................................................      *

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
                reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No.
                001-11954), filed on May 19, 2000...............................................................      *

3.41       --  Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No.
                001-11954), filed on June 16, 2000..............................................................      *

3.42       --  Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated December 8, 2000 (File
                No. 001-11954), filed on December 28, 2000......................................................      *

3.43       --  Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust's Registration Statement on Form S-8 (File No.
                333-68462), filed on August 27, 2001............................................................      *

3.44       --  Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 of Vornado Realty Trust's Current Report on Form 8-K (File No.
                001-11954), filed on October 12, 2001...........................................................      *

3.45       --  Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust's Current Report on Form 8-K (File No.
                001-11954), filed on October 12, 2001...........................................................      *

3.46       --  Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K (File No. 1-11954), filed on
                March 18, 2002..................................................................................      *

3.47       --  Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 2002 (File No. 001-11954)                                                      *

----------
*  Incorporated by reference

 EXHIBIT
   NO.
---------
 4.1       --  Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New York, as
                Trustee - Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.'s Current Report on
                Form 8-K dated June 19, 2002 (File No. 000-22685), filed on June 24, 2002........................     *

 4.2       --  Officer's Certificate pursuant to Sections 102 and 301 of the Indenture, dated June 24, 2002 -
                Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 2002 (File No. 001-11954).........................................     *

10.1       --  Amended and Restated Credit Agreement dated July 3, 2002, between 59th Street Corporation and
                Vornado Lending L.L.C. (evidencing $40,000,000 of debt) - Incorporated by reference to Exhibit
                10(i)(B)(1) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No.
                001-06064), filed on August 7, 2002..............................................................     *

10.2       --  Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado Lending L.L.C.
                (evidencing a $20,000,000 loan) - Incorporated by reference to Exhibit 10(i)(B)(2) of
                Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064),
                filed on August 7, 2002..........................................................................     *

10.3       --  Amended and Restated Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado
                Lending L.L.C. (evidencing a $50,000,000 line of credit facility) - Incorporated by reference to
                Exhibit 10(i)(B)(3) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002
                (File No. 001-06064), filed on August 7, 2002....................................................     *

10.4       --  Credit Agreement, dated July 3, 2002, between Alexander's and Vornado Lending L.L.C. (evidencing a $35,000,000 loan) - Incorporated by reference to Exhibit 10(i)(B)(4) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7,
                2002.............................................................................................     *

10.5       --  Guaranty of Completion, dated as of July 3, 2002, executed by Vornado Realty L.P. for the benefit of Bayerische Hypo- and Vereinsbank AG, New York Branch, as Agent for the Lenders - Incorporated
                by reference to Exhibit 10(i)(C)(5) of Alexander's Inc.'s quarterly report for the period ended
                June 30, 2002 (File No. 001-06064), filed on August 7, 2002......................................     *

10.6       --  Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., 731
                Commercial LLC, 731 Residential LLC and Vornado Realty L.P. - Incorporated by reference to
                Exhibit 10(i)(C)(8) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002
                (File No. 001-06064), filed on August 7, 2002....................................................     *

10.7       --  Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between
                Alexander's, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(E)(3) of
                Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064),
                filed on August 7, 2002..........................................................................     *

10.8       --  59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado
                Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by reference to Exhibit
                10(i)(E)(4) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No.
                001-06064), filed on August 7, 2002..............................................................     *

 EXHIBIT
   NO.
---------
 10.9      --  Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp. -
                Incorporated by reference to Exhibit 10(i)(F)(1) of Alexander's Inc.'s quarterly report for the
                period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002.........................     *

10.10      --  59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731
                Commercial LLC and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(2)
                of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064),
                filed on August 7, 2002..........................................................................     *

 15.1      --  Letter regarding Unaudited Interim Financial Information

----------
*  Incorporated by reference