Form 10-K
period 2002-12-31
VORNADO REALTY TRUST
filed 2003-03-07
CIK 899689

                                                       EXHIBIT INDEX ON PAGE 161

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended:      DECEMBER 31, 2002

                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number:              1-11954

                              VORNADO REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  MARYLAND                                 22-1657560
--------------------------------------------    --------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                Identification Number)

   888 SEVENTH AVENUE, NEW YORK, NEW YORK                   10019
--------------------------------------------    --------------------------------
  (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number including area code:    (212) 894-7000

           Securities registered pursuant to Section 12(b) of the Act:

                    Title of Each Class                        Name of Each Exchange on Which Registered
                    -------------------                        -----------------------------------------
                Common Shares of beneficial                            New York Stock Exchange
            interest, $.04 par value per share

           Series A Convertible Preferred Shares                       New York Stock Exchange
           of beneficial interest, no par value

  8.5% Series B Cumulative Redeemable Preferred Shares of              New York Stock Exchange
             beneficial interest, no par value

   8.5% Series C Cumulative Redeemable Preferred Shares                New York Stock Exchange
           of beneficial interest, no par value

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES /X/ NO / /

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust as reflected in the table in Item 12 of this Form 10-K, at June 28, 2002 was $3,767,558,000.

As of February 3, 2003, there were 108,665,797 of the registrant's common shares of beneficial interest outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 28, 2003.

                                TABLE OF CONTENTS

             ITEM                                                                                                PAGE
             ----                                                                                                ----
PART I.        1.    Business...............................................................................       4

               2.    Properties.............................................................................      25

               3.    Legal Proceedings......................................................................      54

               4.    Submission of Matters to a Vote of Security Holders....................................      55

                     Executive Officers of the Registrant...................................................      55

PART II.       5.    Market for the Registrant's Common Equity and Related Stockholder Matters..............      56

               6.    Selected Consolidated Financial Data...................................................      57

               7.    Management's Discussion and Analysis of Financial Condition and Results of
                       Operations...........................................................................      59

              7A.    Quantitative and Qualitative Disclosures about Market Risk.............................      99

               8.    Financial Statements and Supplementary Data............................................     100

               9.    Changes In and Disagreements With Independent Auditors on Accounting and Financial
                       Disclosure...........................................................................     147

PART III.     10.    Directors and Executive Officers of the Registrant.....................................     147(1)

              11.    Executive Compensation.................................................................     147(1)

              12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
                       Matters..............................................................................     147(1)

              13.    Certain Relationships and Related Transactions.........................................     148(1)

              14.    Controls and Procedures................................................................     148

PART IV.      15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................     149

SIGNATURES...................................................................................................    150

CERTIFICATIONS...............................................................................................    151

----------
(1) The Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2002, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 55 of this Annual Report on Form 10-K.

                           FORWARD LOOKING STATEMENTS

     Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "believes", "expects", "anticipates", "estimates", "intends", "plans" or similar expressions in this annual report on Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors, see "Item 1. Business - Certain Factors That May Adversely Affect the Company's Business and Operations" in this annual report on Form 10-K.

     For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this annual report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

     THE COMPANY

     Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). Vornado is the sole general partner of, and owned approximately 79% of the limited partnership interest in, the Operating Partnership at February 3, 2003. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

     The Company currently owns directly or indirectly:

OFFICE PROPERTIES ("OFFICE"):

          (i) all or portions of 74 office properties aggregating approximately 27.7 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

RETAIL PROPERTIES ("RETAIL"):

          (ii) 62 retail properties in six states and Puerto Rico aggregating approximately 12.5 million square feet, including 1.8 million square feet built by tenants on land leased from the Company;

MERCHANDISE MART PROPERTIES:

          (iii) 8.6 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

TEMPERATURE CONTROLLED LOGISTICS:

          (iv) a 60% interest in the Vornado Crescent Portland Partnership that owns 88 cold storage warehouses nationwide with an aggregate of approximately 441.5 million cubic feet of refrigerated space leased to AmeriCold Logistics;

OTHER REAL ESTATE INVESTMENTS:

          (v) 33.1% of the outstanding common stock of Alexander's, Inc. ("Alexander's");

          (vi) the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing .4 million square feet of retail and office space;

          (vii) a 21.7% interest in The Newkirk Master Limited Partnership which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

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

OBJECTIVES AND STRATEGY

     The Company's business objective is to maximize shareholder value. The Company intends to achieve its business objective by continuing to pursue its investment philosophy and executing its operating strategies through:

          - Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
          - Investing in properties in select markets, such as New York City and Washington, D.C., where the Company believes there is high likelihood of capital appreciation;
          - Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
          - Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
          - Investing in fully integrated operating companies that have a significant real estate component with qualified, experienced operating management and strong growth potential which can benefit from the Company's access to efficient capital;
          - Developing/redeveloping the Company's existing properties to increase returns and maximize value; and
          - On occasion, providing specialty financing to real estate companies.

     The Company expects to finance its growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

2002 ACQUISITIONS

   CHARLES E. SMITH COMMERCIAL REALTY L.P.

     On January 1, 2002, the Company completed the combination of Charles E. Smith Commercial Realty L.P. ("CESCR") with Vornado. Prior to the combination, Vornado owned a 34% interest in CESCR. The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of 15.6 million newly issued Vornado Operating Partnership units and approximately $1 billion of debt (66% of CESCR's total debt). The purchase price paid by the Company was determined based on the weighted average closing price of the equity issued to CESCR unitholders for the period beginning two business days before and two business days after the date the acquisition was agreed to and announced on October 19, 2001. The Company also capitalized as part of the basis of the assets acquired approximately $32,000,000 for third party acquisition related costs, including advisory, legal and other professional fees that were contemplated at the time of the acquisition. The operations of CESCR are consolidated into the accounts of the Company beginning January 1, 2002.
Prior to this date the Company accounted for its 34% interest on the equity method. See page 82 for unaudited pro forma financial information for the year ended December 31, 2001.

   CRYSTAL GATEWAY ONE

     On July 1, 2002, the Company acquired a 360,000 square foot office building from a limited partnership, which was approximately 50% owned by Mr. Robert H. Smith and Mr. Robert P. Kogod, trustees of the Company, and members of their families, in exchange for approximately 325,700 newly issued Vornado Operating Partnership units (valued at $13,679,000) and the assumption of $58,500,000 of debt. The building is located in the Crystal City complex in Arlington, Virginia where the Company already owns 24 office buildings containing over 6.9 million square feet, which it acquired on January 1, 2002, in connection with the Company's acquisition of CESCR. The operations of Crystal Gateway One are consolidated into the accounts of the Company from the date of acquisition.

   LAS CATALINAS MALL

     On September 23, 2002, the Company increased its interest in the Las Catalinas Mall located in Caguas, Puerto Rico (San Juan area) to 100% by acquiring the 50% of the mall and 25% of the Kmart anchor store it did not already own. The purchase price was $48,000,000, including $32,000,000 of indebtedness. The Las Catalinas Mall, which opened in 1997, contains 492,000 square feet, including a 123,000 square foot Kmart and a 138,000 square foot Sears owned by the tenant. Prior to September 23, 2002, the Company accounted for its investment on the equity method. Subsequent to this date the operations of Las Catalinas are consolidated into the accounts of the Company.

   MONMOUTH MALL

     On October 10, 2002, a joint venture in which the Company has a 50% interest acquired the Monmouth Mall, an enclosed super regional shopping center located in Eatontown, New Jersey containing approximately 1.5 million square feet, including four department stores, three of which aggregating 731,000 square feet are owned by the tenants. The purchase price was approximately $164,700,000, including transaction costs of $4,400,000. The Company made a $7,000,000 common equity investment in the venture and provided it with $23,500,000 of preferred equity yielding 14%. The venture financed the purchase of the Mall with $135,000,000 of floating rate debt at LIBOR plus 2.05%, with a LIBOR floor of 2.50% on $35,000,000, a three year term and two one-year extension options. The Company accounts for its investment on the equity method as the Company does not have unilateral control over the joint venture.

     Further details of the Company's acquisition activities are disclosed in
Part II. Management's Discussion and Analysis of Financial Condition and Results of Operations.

DEVELOPMENT AND REDEVELOPMENT PROJECTS

     The following table sets forth certain information for development/redevelopment projects: ($ in millions)

                                                                                                  The Company's Share of
                                                                                          ----------------------------------------
                                                                               Actual/      Actual/    Costs Expended
                                                                              Estimated    Estimated   in Year Ended    Estimated
                                                                             Completion     Project     December 31,    Costs to
                                                                                Date         Cost           2002        Complete
                                                                            ------------  ----------- ---------------- -----------
COMPLETED IN 2002:
Office:
     GreenPoint site adjacent to One Penn Plaza - redevelopment of
       28,000 square feet of retail space................................    Spring 2002    $   10.6     $    5.5
     175 Lexington Avenue  - construction of a 45,000
       square foot building containing  approximately  41,000 square feet of low income residential housing exchanged for 163,728
       square feet of air rights.........................................    Summer 2002        16.3          7.2
Retail:
     435 Seventh Avenue - demolition of existing buildings and the construction of 43,000 square feet of retail space leased to
       Hennes & Mauritz..................................................    Fall 2002          21.7         15.0
Merchandise Mart:
     Wells Kinzie Garage - Chicago (50% interest) - 244,000 square foot parking garage (746 parking spaces) adjacent to 400 North
       LaSalle...........................................................    Spring 2002        11.1          4.1
Other:
     Fort Lee, New Jersey (95% interest) - construction  of a 41-story,
       855,000 square foot high rise rental apartment complex
       containing 538 apartments.........................................    Spring 2002       126.9         12.2
                                                                                            --------     --------
                                                                                            $  186.6     $   44.0
                                                                                            ========     ========

IN PROCESS:
Office:
  New York City:
     640 Fifth Avenue - construction of additional 47,000 square feet of
       office space and redevelopment of existing building...............     Fall 2003     $   60.6     $   16.8        $   43.8
CESCR:
     Crystal City - construction of additional 57,000 square feet of
       retail space......................................................     Fall 2004         42.0          2.2            39.8
Retail:
     4 Union Square South -  redevelopment  of 230,000  square foot building of which 48,000 square feet is leased to Whole Foods
       and 26,000 square feet is leased to Forever 21....................     Fall 2003         46.0          2.4            43.6

Merchandise Mart:
     400 North LaSalle,  Chicago (85% interest) - construction of
       378,000 square foot high rise rental apartment complex
       containing 453 apartments.........................................     Fall 2003         77.3         37.6            39.7
Other:
     Penn Plaza Signage District - erection of up to 21 signs at various
       locations in the Penn Plaza District..............................     Spring 2005       28.0          2.4            24.0
                                                                                            --------     --------        --------
                                                                                            $  253.9     $   61.4        $  190.9
                                                                                            ========     ========        ========

     In addition to the projects noted above, the Company is in the process of redeveloping fifteen of its shopping centers, seven of which include locations previously leased to Bradlees. The total cost of this redevelopment program, which includes the demolition of existing buildings, site work and tenant improvements, is estimated to be approximately $40 million. The Company is also in the pre-development phase of a number of projects including: (i) retail space in the Penn Plaza area and at 715 Lexington Avenue, (ii) repositioning of the Hotel Pennsylvania and (iii) expansions of the Green Acres and Monmouth malls.

     There can be no assurance that the above projects will be commenced or will be successful.

     The capital requirements of Alexander's and Temperature Controlled Logistics are described in Item 2: Properties.

VORNADO OPERATING COMPANY ("VORNADO OPERATING")

     The Company and Vornado Operating are parties to certain agreements described below.

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

     Under the Agreement, the Company provides Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. Pursuant to the Agreement, compensation for such services was approximately $330,000, $371,000, and $330,000 for the years ended December 31, 2002, 2001, and 2000.

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

   TEMPERATURE CONTROLLED LOGISTICS BUSINESS

     On March 11, 1999, the Vornado Crescent Portland Partnership in which the Company has a 60% general partnership interest and Crescent Real Estate Equities has a 40% general partnership interest, sold all of the non-real estate assets of Temperature Controlled Logistics encompassing the operations of the temperature controlled business to a new partnership ("AmeriCold Logistics") owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Vornado Crescent Portland Partnership ("the Landlord") which continues to own the real estate through its ownership of AmeriCold Realty Trust. The leases, as amended, generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. The contractual rent for 2002 was $150,000,000. The Landlord's share of annual maintenance capital expenditures is $9,500,000. In accordance with the leases, AmeriCold Logistics deferred payment of $32,248,000 of 2002 rent due to the Landlord, of which the Company's share was $19,349,000. Based on the joint venture's policy of recognizing rental income when earned and collection is assured or cash is received, the joint venture did not recognize this rent in the year ended December 31, 2002. At December 31, 2002, the Company's share of the joint venture's total deferred rent receivable from the tenant is $24,350,000. On December 31, 2001, the Landlord released the tenant from its obligation to pay $39,812,000 of rent deferred in 2001 and 2000, of which the Company's share was $23,887,000. This amount equaled the rent which was not recognized as income by the joint venture and accordingly had no profit and loss effect to the Company.

   REVOLVING CREDIT AGREEMENT

     Vornado Operating was granted a $75,000,000 unsecured revolving credit facility from the Company which expires on December 31, 2004. Borrowings under the revolving credit facility bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the revolving credit facility during its term. The revolving credit facility prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 2002, $21,989,000 was outstanding under the revolving credit facility after the repayment of $9,500,000 by Vornado Operating, primarily from its share of the proceeds from the sale of AmeriCold's quarries to a new partnership owned 44% by the Company and 56% by Crescent Real Estate Equities.

     Vornado Operating has disclosed that in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses. Further, Vornado Operating states that its only investee, AmeriCold Logistics ("Tenant"), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant). Management anticipates a further lease restructuring and the sale and/or financing of assets by AmeriCold Logistics, and accordingly, Vornado Operating is expected to have a source to repay the debt under this facility, which may be extended. Since January 1, 2002, the Company has not recognized interest income on the debt under this facility.

OTHER INVESTMENTS

     The Company's other investments are comprised of:

                  ($ in thousands except per share/unit amounts)

                                                                                               As of
                                                                                         December 31, 2002
                                                                                        -------------------
          Other Real Estate Investments:
            Carried at Equity:
               Monmouth Mall Joint Venture (1)....................................         $      31,416
               Starwood Ceruzzi Joint Venture (2).................................                24,959
               Prime Group Realty L.P (3).........................................                23,408
            Consolidated:
               The Palisades Joint Venture (4)....................................                36,368
               Student Housing (5)................................................                 5,881
                                                                                           -------------
                                                                                           $     122,032
                                                                                           =============
          Marketable Securities, including $29,212 of Capital Trust, Inc.
            ("Capital Trust") preferred securities (6)............................         $      42,525
                                                                                           =============

          Notes and Mortgage Loans Receivable:
               Dearborn Center (7)................................................         $      23,392
               Commonwealth Atlantic Properties, an affiliate of Lazard Freres
                 Real Estate Investors L.L.C. ("CAPI") (8)........................                41,200
               Vornado Operating (see page 8 for further details).................                21,989
                                                                                           -------------
                                                                                           $      86,581
                                                                                           =============

     The Company does not have direct or indirect control over its unconsolidated partially-owned entities as the Company's joint venture partners have shared Board/Management representation and authority, substantive participating rights on all significant business decisions, including acquisitions and dispositions of any real property assets, financing, operating and capital budgets and the hiring of a Chief Executive Officer and therefore does not consolidate their operations and financial position and applies the equity method of accounting in accordance with generally accepted accounting principles. The Company includes its share of partially-owned entities debt in reporting its exposure to a change in interest rates under Item 7A "Quantitative and Qualitative Disclosures about Market Risk" and in its ratio of debt-to-enterprise value as disclosed on page 101. See Note 4 - "Investments in Partially-Owned Entities" to the consolidated financial statements in this annual report on Form 10-K for details by investment.

     ----------
     See notes on following page.

     (1)  MONMOUTH MALL JOINT VENTURE
          On October 10, 2002, a joint venture in which the Company has a 50% interest acquired the Monmouth Mall, an enclosed super regional shopping center located in Eatontown, New Jersey containing approximately 1.5 million square feet, including four department stores, three of which aggregating 731,000 square feet are owned by the tenants. The purchase price was approximately $164,700, including transaction costs of $4,400. The Company made a $7,000 common equity investment in the venture and provided it with $23,500 of preferred equity yielding 14%. The venture financed the purchase of the Mall with $135,000 of floating rate debt at LIBOR plus 2.05%, with a LIBOR floor of 2.50% on $35,000, a three year term and two one-year extension options.

     (2)  STARWOOD CERUZZI JOINT VENTURE
          The Starwood Ceruzzi Joint Venture was formed in 2000 by the Company, the 80% non-managing partner, and Starwood Ceruzzi, the 20% managing partner (which has equal Board and Management representation), to acquire fee and leasehold interests in properties formerly occupied by Hechinger Inc., a home improvement retailer which was liquidated. In the first quarter of 2000, the joint venture acquired two fee interests containing 210,000 square feet and four leasehold interests containing 400,000 square feet in properties located in Pennsylvania, Virginia, Maryland and Ohio. Of the two fee interests acquired, one of the fee interests was sold in March 2001 for $8,000, resulting in a gain of $1,744 (of which the Company's share was $1,395) and the other fee interest is available for sale or lease. One of the leasehold interests was net leased to Home Depot in 2002. Two of the other three properties were leased in 2002 to a supermarket tenant that has since filed for bankruptcy protection and rejected the leases. As such, the other three leasehold interests are currently vacant. The venture has no debt.

     (3)  PRIME GROUP REALTY, L.P.
          On April 30, 2002, the Company and Cadim, inc. ("Cadim") acquired 7,944,893 Prime Group Realty L.P. partnership units at a foreclosure auction. The price paid for the units by application of a portion of Primestone's indebtedness to the Company and Cadim was $8.35 per unit, the April 30, 2002 closing price of shares of Prime Group Realty Trust ("PGE") on the New York Stock Exchange. On June 28, 2002, pursuant to the terms of the participation agreement, the Company transferred 3,972,447 of the partnership units to Cadim.

          In the second quarter of 2002, in accordance with foreclosure accounting, the Company recorded a loss on the Primestone foreclosure of $17,671 calculated based on (i) the acquisition price of the units and (ii) its valuation of the amounts realizable under the guarantees by affiliates of Primestone, as compared with the net carrying amount of the investment at April 30, 2002. In the third quarter of 2002, the Company recorded a $2,229 write-down on its investment based on costs expended to realize the value of the guarantees. Further, in the fourth quarter of 2002, the Company recorded a $15,857 write-down of its investment consisting of (i) $14,857 to adjust the carrying amount of the Prime Group units to $4.61 per unit, the closing price of PGE shares on December 31, 2002 on the New York Stock Exchange and (ii) $1,000 for estimated costs to realize the value of the guarantees. The Company considered the decline in the value of the units which are convertible into stock to be other than temporary as of December 31, 2002, based on the fact that the market value of the stock has been less than its cost for more than six months, the severity of the decline, market trends, the financial condition and near-term prospects of Prime Group and other relevant factors.

          At December 31, 2002, the Company's carrying amount of the investment was $23,408, of which $18,313 represents the carrying amount of the 3,972,447 partnership units owned by the Company ($4.61 per unit), $6,100 represents the amount expected to be realized under the guarantees, partially offset by $1,005 representing the Company's share of Prime Group Realty's net loss through September 30, 2002 (see
          Note 4. Investments in and Advances to Partially-Owned Entities to the consolidated financial statements in this Form 10-K). Prior to April 30, 2002, this investment was in the form of a loan and was included in Notes and Mortgage Loans Receivable on the balance sheet.

          At February 3, 2003, the closing price of PGE shares on the New York Stock Exchange was $5.30 per share. The ultimate realization of the Company's investment will depend upon the future performance of the Chicago real estate market and the performance of PGE, as well as the ultimate realizable value of the net assets supporting the guarantees and the Company's ability to collect under the guarantees. In addition, the Company will continue to monitor this investment to determine whether additional write-downs are required based on (i) declines in value of the shares of PGE (for which the partnership units are exchangeable) which are "other than temporary" as used in accounting literature and (ii) the amount expected to be realized under the guarantees.

     (4)  THE PALISADES JOINT VENTURE
          The Palisades Joint Venture was formed in 1999 to develop an 855,000 square foot high-rise residential tower in Fort Lee, New Jersey, containing 538 apartments. The joint venture agreement provides for the Company to contribute 95% of the equity and receive 75% of the net profit after a 10% preferred return. The development of the Palisades residential complex was substantially complete as of March 1, 2002. Accordingly, the Company placed the property into service on March 1, 2002 and discontinued the capitalization of interest and other property specific costs. As of December 31, 2002, the property, which is now in the lease-up phase, is 55% occupied (298 of the 538 total apartments have been leased).

     (5)  STUDENT HOUSING
          In January 2000, the Company and its joint venture partner acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000. The Company has a 90% interest in the joint venture.

     (6)  CAPITAL TRUST PREFERRED SECURITIES
          At December 31, 2002, the Company owns $30,000 of 8.25% step-up convertible junior subordinated debentures which are convertible into shares of Class A common stock of Capital Trust (NYSE:CT) at a conversion price of $7.00 per share. The securities are redeemable by Capital Trust, in whole or in part, on or after September 30, 2004. Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust, nominated by the Company.

     (7)  DEARBORN CENTER
          The Company's investment of $23,392 represents a 38.5% interest in $60,758 funded of a $65,000 mezzanine loan to an entity whose sole asset is Dearborn Center, a 1.5 million square foot high-rise office tower under construction in Chicago. The entity is owned by Prime Group Realty L.P. and another investor. The Company is a member of a loan syndicate led by a money center bank. The proceeds of the loan are being used to finance the construction, and are subordinate to a $225,000 first mortgage. The loan is due January 21, 2004, three years from the date of the initial draw, and provides for a 1 year extension at the borrower's option (assuming net operating income at a specified level and a cash reserve sufficient to fund interest for the extension period). The loan bears interest at 12% per annum plus additional interest ranging from a minimum of 9.5% to a maximum of 11.5%.

     (8)  CAPI
          In March 1999, in connection with the Company's acquisition of land under certain of the CESCR office properties from CAPI, the Company made a $41,200 recourse loan to CAPI, which matures in June 2004. Interest on the loan was 8.5% at December 31, 2002. The loan is secured by approximately 1,100,000 of the Company's Series E-1 convertible preferred units issued to CAPI. Each Series E-1 convertible preferred unit is convertible into 1.1364 shares of the Company's common shares.

FINANCING ACTIVITIES

     On June 24, 2002, the Company completed an offering of $500,000,000 aggregate principal amount of 5.625% senior unsecured notes due June 15, 2007. Interest on the notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2002. The net proceeds of approximately $496,300,000, were used to repay the mortgages on 350 North Orleans, Two Park Avenue, the Merchandise Mart and Seven Skyline. On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.15% at December 31, 2002).

     On February 25, 2002, the Company sold 884,543 shares to a closed-end fund and 514,200 shares to a unit investment trust based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $57,042,000.

     Further details of the Company's financing activities are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this annual report on Form 10-K.

     At December 31, 2002, the ratio of debt-to-enterprise value (market equity value plus debt less cash) was 45% based on debt of $4.966 billion, including the Company's proportionate share of debt of partially-owned non-consolidated entities. In the future, in connection with the Company's strategy for growth, this percentage may change. The Company's policy concerning the incurrence of debt may be reviewed and modified from time to time without the vote of shareholders.

     The Company may seek to obtain funds through equity offerings, debt financings or asset sales, although there is no express policy with respect thereto. The Company may offer its shares or Operating Partnership units in exchange for property and may repurchase or otherwise re-acquire its shares or any other securities in the future.

ADJUSTED EBITDA BY SEGMENT AND REGION

     The following table sets forth the percentage of the Company's Adjusted EBITDA(1) by segment and region for the years ended December 31, 2002, 2001, and 2000. The pro forma column gives effect to the January 1, 2002 acquisition by the Company of the remaining 66% interest in CESCR described previously, as if it had occurred on January 1, 2001.

                                                                                PERCENTAGE OF ADJUSTED EBITDA(1)
                                                                      -----------------------------------------------------
                                                                                    Years Ended December 31,
                                                                      -----------------------------------------------------
                                                                        2002          2001            2001           2000
                                                                      --------      --------        --------       --------
                                                                                   Pro forma
       SEGMENT
         Office:
            New York...........................................           33%           31%             38%            35%
            CESCR..............................................           29%           26%             10%            10%
                                                                        ----          ----            ----           ----
            Total..............................................           62%           57%             48%            45%
         Retail................................................           12%           12%             15%            16%
         Merchandise Mart Properties...........................           12%           12%             14%            12%
         Temperature Controlled Logistics......................            8%            8%             10%            13%
         Other.................................................            6%           11%             13%            14%
                                                                        ----          ----            ----           ----
                                                                         100%          100%            100%           100%
                                                                        ====          ====            ====            ===

       REGION
         New York City metropolitan area.......................           41%           42%             52%            50%
         Washington, D.C./Northern Virginia metropolitan area..           30%           26%             11%            12%
         Chicago...............................................           11%            9%             11%             9%
         Philadelphia metropolitan area........................            1%           --%              1%             3%
         Puerto Rico...........................................            1%            1%              2%             2%
         Other (2).............................................           16%           22%             23%            24%
                                                                        ----          ----            ----           ----
                                                                         100%          100%            100%           100%
                                                                        ====          ====            ====           ====

       ----------
       (1) Adjusted EBITDA represents EBITDA adjusted for gains or losses on sales of depreciable real estate, the effect of straight-lining of rent escalations, the amortization of below market leases net of above market leases and minority interest. Management considers Adjusted EBITDA a supplemental measure for making decisions and assessing the performance of its segments. Adjusted EBITDA is presented as a measure of "operating performance" which enables the reader to identify trends from period to period and may be used to compare "same store" operating performance to other companies, as well as providing a measure for determining funds available to service debt. Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies.
       (2) Other includes the Temperature Controlled Logistics segment which has cold storage warehouses in 32 states. See page 44 for details.

ALEXANDER'S

     The Company owns 33.1% of the outstanding shares of common stock of Alexander's. See "Interstate Properties" below for a description of Interstate's ownership of the Company and Alexander's.

     Alexander's has 6 properties (see Item 2. Properties--Alexander's).

     At December 31, 2002, the Company had loans receivable from Alexander's of $119,000,000, including $24,000,000 drawn under the $50,000,000 line of credit the Company granted to Alexander's on August 1, 2000. The maturity date of the loan and the line of credit is the earlier of January 3, 2006 or the date the Alexander's Lexington Avenue construction loan is repaid. The interest rate on the loan and line of credit, which resets quarterly using the same spread to treasuries as presently exists with a 3% floor for treasuries, is 12.48% at December 31, 2002. The Company believes that although Alexander's has disclosed that it does not have positive cash flow sufficient to repay this loan to the Company currently, Alexander's will be able to repay the loan upon the successful development and permanent financing of its Lexington Avenue development project or through asset sales.

     The Company manages, develops and leases the Alexander's properties under a management and development agreement and a leasing agreement pursuant to which the Company receives annual fees from Alexander's. Further, the Company has agreed to guarantee, among other things, the lien free, timely completion of the construction of Alexander's Lexington Avenue development project and funding of project costs in excess of a stated budget, if not funded by Alexander's. These agreements are described in Note 4 to the Company's consolidated financial statements. See Item 2 - "Properties" for a description of Alexander's properties and development and redevelopment projects.

     Messrs. Roth, Fascitelli, Mandelbaum, West and Wight, directors of the Company, are also directors of Alexander's. Mr. Roth is also Chief Executive Officer of Alexander's and Mr. Fascitelli is also President of Alexander's. Joseph Macnow, Executive Vice President - Finance and Administration and Chief Financial Officer of the Company, is also Executive Vice President - Finance and Administration and Chief Financial Officer of Alexander's.

     Alexander's common stock is listed on the New York Stock Exchange under the symbol "ALX".

INTERSTATE PROPERTIES

     As of December 31, 2002, Interstate Properties and its partners owned approximately 12.9% of the common shares of beneficial interest of the Company, 27.5% of Alexander's common stock and beneficial ownership of 7.9% of Vornado Operating (17.0% assuming redemption of 447,017 units of Vornado Operating that are redeemable for cash, or at Vornado Operating's election, common stock of Vornado Operating). Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of both Alexander's and Vornado Operating. Mr. Wight is a trustee of the Company and is also a director of both Alexander's and Vornado Operating. Mr. Mandelbaum is a trustee of the Company and is also a director of Alexander's.

COMPETITION

     The Company's business segments - Office, Retail, Merchandise Mart Properties, Temperature Controlled Logistics, and Other -- operate in highly competitive environments. The Company has a large concentration of properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area. The Company competes with a large number of real estate property owners and developers. Principal factors of competition are rent charged, attractiveness of location and quality and breadth of services provided. The Company's success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

TENANTS WHICH ACCOUNTED FOR OVER 10% OF REVENUES

     The U.S. Government provides a significant proportion of the Company's revenues. In 2002, the U.S. Government accounted for 16.8% of the Office segment's revenues, and 11.4% of the Company's total revenues. The loss of this tenant would have a material adverse effect on the Office segment and the Company's finances as a whole.

ENVIRONMENTAL REGULATIONS

     The Company's operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. Under certain of these environmental laws a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair the Company's ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) and underground storage tanks are also regulated by federal and state laws. The Company could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or exposure at or from the Company's properties.

     Each of the Company's properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental condition. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to the Company.

INSURANCE

     The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 did not expressly exclude coverage for hostile acts, except for acts of war. Since September 11, 2001, insurance companies have for the most part excluded terrorist acts from coverage in all risk policies. The Company has generally been unable to obtain all risk insurance which includes coverage for terrorist acts for policies it has renewed since September 11, 2001, for each of its businesses. In 2002, the Company obtained $200,000,000 of separate aggregate coverage for terrorist acts for each of its New York City Office, Washington, D.C. Office, Retail and Merchandise Mart businesses and $60,000,000 for its Temperature Controlled Logistics business. Therefore, the Company is at risk for financial loss in excess of these limits for terrorist acts (as defined), which loss could be material.

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In the second quarter of 2002, the Company received correspondence from four lenders regarding terrorism insurance coverage, which the Company has responded to. In these letters the lenders took the position that under the agreements governing the loans provided by these lenders the Company was required to maintain terrorism insurance on the properties securing the various loans. The aggregate amount of borrowings under these loans as of December 31, 2002 was approximately $770.4 million, and there was no additional borrowing capacity. Subsequently, the Company obtained an aggregate of $360 million of separate coverage for "terrorist acts". To date, one of the lenders has acknowledged to the Company that it will not raise any further questions based on the Company's terrorism insurance coverage in place, and the other three lenders have not raised any further questions regarding the Company's insurance coverage. If lenders insist on greater coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

     On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2004 (with a possible extension through 2005), regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined "acts of terrorism". As a result of the legislation, in February 2003 the Company obtained $300 million of per occurrence coverage for terrorist acts for its New York City Office, Washington, D.C. Office and Merchandise Mart businesses, of which $240 million is for Certified Acts, as defined in the legislation. The Company maintains $200 million and $60 million of separate aggregate coverage that it had in 2002 for each of its Retail and Temperature Controlled Logistics businesses (which has been renewed as of January 1, 2003). The Company's current Retail property insurance carrier has advised the Company that there will be an additional premium of approximately $11,000 per month through the end of the policy term (June 30, 2003), for "Acts of Terrorism" coverage, as defined in the new legislation and that the situation may change upon renewal.

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

EMPLOYEES

     As of December 31, 2002, the Company had approximately 1,422 employees consisting of 276 in the Office Properties segment (including 193 as a result of the CESCR acquisition), 58 in the Retail Properties segment, 476 in the Merchandise Mart Properties segment, 417 at the Hotel Pennsylvania and 195 corporate staff. This does not include employees of partially-owned entities.

SEGMENT DATA

     The Company operates in four business segments: Office Properties, Retail Properties, Merchandise Mart Properties and Temperature Controlled Logistics. The Company engages in no foreign operations. Information related to the Company's business segments for the years 2002, 2001 and 2000 is set forth in
Note 17 to the Company's consolidated financial statements in this annual report on Form 10-K.

     The Company's principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894-7000.

INTERNET ACCESS

     Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding Officers, Trustees or 10% Beneficial Owners of the Company, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through the Company's website (www.vno.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

CERTAIN FACTORS THAT MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS AND OPERATIONS

     Set forth below are certain factors that may adversely affect the Company's business and operations.

     REAL ESTATE INVESTMENTS' VALUE AND INCOME FLUCTUATE DUE TO VARIOUS FACTORS.

        THE VALUE OF REAL ESTATE FLUCTUATES DEPENDING ON CONDITIONS IN THE GENERAL ECONOMY AND THE REAL ESTATE BUSINESS. THESE CONDITIONS MAY ALSO LIMIT THE COMPANY'S REVENUES AND AVAILABLE CASH.

     The factors that affect the value of the Company's real estate include, among other things, national, regional and local economic conditions; consequences of any armed conflict involving, or terrorist attack against, the United States; the Company's ability to secure adequate insurance; local conditions such as an oversupply of space or a reduction in demand for real estate in the area; competition from other available space; whether tenants consider a property attractive; the financial condition of the Company's tenants, including the extent of tenant bankruptcies or defaults; whether the Company is able to pass some or all of any increased operating costs it experiences through to tenants; how well the Company manages its properties; increased interest rates; increases in real estate taxes and other expenses; decreases in market rental rates; the timing and costs associated with property improvements and rentals; changes in taxation or zoning laws; government regulations; availability of financing on acceptable terms or at all; potential liability under environmental or other laws or regulations; and general competitive factors.

     The rents the Company receives and the occupancy levels at its properties may decline as a result of adverse changes in any of these factors. If the Company's rental revenues decline, it generally would expect to have less cash available to distribute to its shareholders. In addition, some of the Company's major expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline. If rents decline while costs remain the same, the Company's income and funds available for distribution to its shareholders would decline.

        THE COMPANY DEPENDS ON LEASING SPACE TO TENANTS ON ECONOMICALLY FAVORABLE TERMS AND COLLECTING RENT FROM ITS TENANTS, WHO MAY NOT BE ABLE TO PAY.

     The Company's financial results depend on leasing space in its properties to tenants on economically favorable terms. In addition, because substantially all of the Company's income comes from rentals of real property, its income and funds available for distribution to its shareholders will decrease if a significant number of its tenants cannot pay their rent. If a tenant does not pay its rent, the Company might not be able to enforce its rights as landlord without delays and might incur substantial legal costs. For information regarding the bankruptcy of the Company's tenants, see "--Bankruptcy of tenants may decrease the Company's revenues and available cash" below.

        BANKRUPTCY OF TENANTS MAY DECREASE THE COMPANY'S REVENUES AND AVAILABLE CASH.

     A number of companies, including some of the Company's tenants, have declared bankruptcy in recent years, and other tenants may declare bankruptcy or become insolvent in the future. If a major tenant declares bankruptcy or becomes insolvent, the rental property where it leases space may have lower revenues and operational difficulties, and, in the case of the Company's shopping centers, the Company may have difficulty leasing the remainder of the affected property. The Company's leases generally do not contain restrictions designed to ensure the creditworthiness of its tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of funds from operations available for distribution to the Company's shareholders.

     U.S. Airways Group Inc. leases 296,000 square feet from the Company for its headquarters in Washington, D.C. U.S. Airways has been adversely affected by the downturn in air travel as a result of the terrorist attacks and economic decline. On August 11, 2002, US Airways filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Effective January 1, 2003, the Company agreed to amend its lease with US Airways at Crystal City to (i) reduce the tenant's space by 90,732 square feet to 205,600 square feet (ii) reduce the annual escalated rent from $36.00 to $29.75 per square foot with 2.5% annual base rent escalations, (iii) provide the tenant with up to $1,200,000 of tenant allowances and (iv) loan the tenant up to $1,000,000 at 9% per annum for additional tenant improvements which is to be repaid over the lease term. This lease modification is subject to a confirmed plan of reorganization by the Bankruptcy Court.

     In February 2003, KoninKlijke Ahold NV, parent of Stop & Shop, announced that it overstated its 2002 and 2001 earnings by at least $500 million and is under investigation by the U.S. Justice Department and Securities and Exchange Commission. See Item 2. Properties - Retail Segment - Former Bradlees Leases for information about former Bradlees leases guaranteed by Stop &
Shop. The Company cannot predict what effect, if any, this situation may have on Stop & Shop's ability to satisfy its obligation under the Bradlees guarantees and rent for existing Stop & Shop leases aggregating approximately $10.5 million per annum.

     The risk that some of the Company's tenants may declare bankruptcy is higher because of the September 11, 2001 terrorist attacks and the resulting decline in the economy.

        SOME OF THE COMPANY'S POTENTIAL LOSSES MAY NOT BE COVERED BY INSURANCE.

     For a discussion of risks related to the Company's insurance coverage, see "Item 1. Business - Insurance."

        THE COMPANY MAY ACQUIRE OR DEVELOP NEW PROPERTIES, AND THIS MAY CREATE RISKS.

     The Company may acquire or develop properties or acquire other real estate companies when it believes that an acquisition or development is consistent with its business strategies. The Company may not, however, succeed in consummating desired acquisitions or in completing developments on time or within its budget. The Company also might not succeed in leasing newly developed or acquired properties at rents sufficient to cover their costs of acquisition or development and operations.

     The Company has experienced rapid growth in recent years, increasing its total assets from approximately $565,000,000 at December 31, 1996 to approximately $9 billion at December 31, 2002. This growth included the acquisition of Charles E. Smith Commercial Realty L.P. on January 1, 2002, which increased the Company's total assets as of that date by $2,506,000,000, of which $1,758,000,000 (66%) is attributable to the acquisition of assets and $748,000,000 (34%) is attributable to Charles E. Smith Commercial Realty L.P. becoming a wholly owned subsidiary of the Operating Partnership and therefore being consolidated rather than accounted for under the equity method. The Company may not be able to maintain a similar rate of growth in the future or manage its past and any future growth effectively. The Company's failure to do so may have a material adverse effect on its financial condition and results of operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management's attention.

     THE COMPANY MAY NOT BE PERMITTED TO DISPOSE OF CERTAIN PROPERTIES OR PAY DOWN THE DEBT ASSOCIATED WITH THOSE PROPERTIES WHEN IT MIGHT OTHERWISE DESIRE TO DO SO WITHOUT INCURRING ADDITIONAL COSTS.

     As part of an acquisition of a property, the Company may agree with the seller that it will not dispose of the acquired properties or reduce the mortgage indebtedness on them for significant periods of time unless it pays certain of the resulting tax costs of the seller. These agreements could result in the Company holding on to properties that it would otherwise sell and not paying down or refinancing indebtedness that it would otherwise pay down or refinance.

        IT MAY BE DIFFICULT TO BUY AND SELL REAL ESTATE QUICKLY, AND TRANSFER RESTRICTIONS APPLY TO SOME OF THE COMPANY'S MORTGAGED PROPERTIES.

     Equity real estate investments are relatively difficult to buy and sell quickly. The Company therefore has limited ability to vary its portfolio promptly in response to changes in economic or other conditions. Some of the Company's properties are mortgaged to secure payment of indebtedness. If the Company is unable to meet its mortgage payments, the lender could foreclose on the properties and the Company could incur a loss. In addition, if the Company wishes to dispose of one or more of the mortgaged properties, it might not be able to obtain release of the lien on the mortgaged property. If a lender forecloses on a mortgaged property or if a mortgage lien prevents the Company from selling a property, its funds available for distribution to its shareholders could decline. For information relating to the mortgages on the Company's properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the notes to the Company's consolidated financial statements in this annual report on Form 10-K.

        A SIGNIFICANT PROPORTION OF THE COMPANY'S PROPERTIES ARE IN THE NEW YORK CITY/NEW JERSEY AND WASHINGTON, D.C. METROPOLITAN AREAS AND ARE AFFECTED BY THE ECONOMIC CYCLES AND RISKS INHERENT TO THOSE REGIONS.

     During 2002, 71% of the Company's Adjusted EBITDA came from properties located in New Jersey and the New York City and Washington, D.C. metropolitan areas. The Company may continue to concentrate a significant portion of its future acquisitions in New Jersey and the New York City and Washington, D.C. metropolitan areas. Like other real estate markets, the real estate markets in these areas have experienced economic downturns in the past, and the Company cannot predict how the current economic conditions will impact these markets in both the short and long term. Further declines in the economy or a decline in the real estate markets in these areas could hurt the Company's financial performance and the value of its properties. The factors affecting economic conditions in these regions include: business layoffs or downsizing; industry slowdowns; relocations of businesses; changing demographics; increased telecommuting and use of alternative work places; financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries; infrastructure quality; and any oversupply of or reduced demand for real estate.

     It is impossible for the Company to assess the future effects of the current uncertain trends in the economic and investment climates of the New York City/New Jersey and Washington, D.C. regions, and more generally of the United States, on the real estate markets in these areas. If these conditions persist, they may adversely affect the Company's businesses and future profitability.

        ON JANUARY 1, 2002, THE COMPANY COMPLETED THE ACQUISITION OF THE 66% INTEREST IN CHARLES E. SMITH COMMERCIAL REALTY L.P. THAT IT DID NOT PREVIOUSLY OWN. THE TERMS OF THE MERGER RESTRICT THE COMPANY'S ABILITY TO SELL OR OTHERWISE DISPOSE OF, OR TO FINANCE OR REFINANCE, THE PROPERTIES FORMERLY OWNED BY CHARLES
E. SMITH COMMERCIAL REALTY L.P., WHICH COULD RESULT IN THE COMPANY'S INABILITY TO SELL THESE PROPERTIES AT AN OPPORTUNE TIME AND INCREASED COSTS TO THE COMPANY.

     The Company has agreed to restrictions on its ability to sell, finance, refinance and, in some instances, pay down existing financing on the Charles E. Smith Commercial Realty L.P. properties for a period of up to 20 years, under a tax reporting and protection agreement that the Company entered into at the closing of the merger. This agreement prohibits the Company from taking these actions unless the Operating Partnership also pays the contributing partners based on their tax liabilities as a result of the sale. These arrangements may significantly reduce the Company's ability to sell, finance or repay indebtedness secured by the subject properties or assets.

     In addition, subject to limited exceptions, the Company is restricted from selling or otherwise transferring or disposing of certain properties located in the Crystal City area of Arlington, Virginia or an interest in its division that manages the majority of its office properties in the Washington, D.C. metropolitan area, which we refer to as the "Smith Division," for a period of 12 years with respect to certain properties located in the Crystal City area of Arlington, Virginia or six years with respect to an interest in the Smith Division. These restrictions, which currently cover approximately 13.0 million square feet of space, could result in the Company's inability to sell these properties or an interest in the Smith Division at an opportune time and increased costs to the Company.

        THE COMPANY MAY INCUR COSTS TO COMPLY WITH ENVIRONMENTAL LAWS.

     For a discussion of risks related to the Company's compliance with environmental laws, see "Item 1. Business - Environmental Regulations."

        REAL ESTATE IS A COMPETITIVE BUSINESS.

For a discussion of risks related to competition in the real estate business, see "Item 1. Business - Competition."

     THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001 IN NEW YORK CITY AND THE WASHINGTON, D.C. AREA MAY ADVERSELY AFFECT THE VALUE OF THE COMPANY'S PROPERTIES AND ITS ABILITY TO GENERATE CASH FLOW.

     THERE MAY BE A DECREASE IN DEMAND FOR SPACE IN LARGE METROPOLITAN AREAS THAT ARE CONSIDERED AT RISK FOR FUTURE TERRORIST ATTACKS, AND THIS DECREASE MAY REDUCE THE COMPANY'S REVENUES FROM PROPERTY RENTALS.

     The Company has significant investments in large metropolitan areas, including the New York/New Jersey, Washington, D.C. and Chicago metropolitan areas. In the aftermath of the terrorist attacks, tenants in these areas may choose to relocate their business to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in the Company's properties and force it to lease its properties on less favorable terms. As a result, the value of the Company's properties and the level of its revenues could decline materially.

     THE COMPANY'S INVESTMENT IN HOTEL PENNSYLVANIA IS DEPENDENT ON THE TRAVEL INDUSTRY, AND THAT INVESTMENT HAS BEEN AND MAY CONTINUE TO BE IMPACTED SEVERELY BY THE TERRORIST ATTACKS AND THE CURRENT ECONOMIC DOWNTURN.

     The Company's investment in Hotel Pennsylvania is directly dependent on the travel industry generally and the number of visitors to New York City in particular. Since September 11, 2001, there has been a substantial decline in travel and tourism generally, and in particular New York City. Accordingly, there has been a significant reduction in occupancy at Hotel Pennsylvania. As a result, revenues generated by this investment have been impacted severely by that decline, and the Company expects this impact on revenues to continue.

     ALL OF THE COMPANY'S TEMPERATURE CONTROLLED LOGISTICS WAREHOUSES ARE LEASED TO ONE TENANT, AND THAT TENANT IS EXPERIENCING OPERATING DIFFICULTIES.

     The Operating Partnership owns a 60% general partnership interest in a partnership, which we refer to as the "Vornado Crescent Portland Partnership," that owns 88 cold storage warehouses nationwide with an aggregate of approximately 441.5 million cubic feet of refrigerated, frozen and dry storage space. The Vornado Crescent Portland Partnership sold all of the non-real estate assets encompassing the operations of the temperature controlled business to a new partnership named AmeriCold Logistics, owned 60% by Vornado Operating Company, which we refer to as "Vornado Operating," and 40% by Crescent Operating Inc. AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Vornado Crescent Portland Partnership, which continues to own the real estate. During 2002, AmeriCold Logistics generated approximately 8% of the Company's Adjusted EBITDA. The leases, as amended, generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. The contractual rent for 2002 was $150,000,000. The Landlord's share of annual maintenance capital expenditures is $9,500,000. In accordance with the leases, AmeriCold Logistics deferred payment of $32,248,000 of 2002 rent due to the Landlord, of which the Company's share was $19,349,000. Based on the joint venture's policy of recognizing rental income when earned and collection is assured or cash is received, the joint venture did not recognize this rent in the year ended December 31, 2002. At December 31, 2002, the Company's share of the joint venture's total deferred rent receivable from the tenant is $24,350,000. On December 31, 2001, the Landlord released the tenant from its obligation to pay $39,812,000 of rent deferred in 2001 and 2000, of which the Company's share was $23,887,000. This amount equaled the rent which was not recognized as income by the joint venture and accordingly had no profit and loss effect to the Company.

     To the extent that the operations of AmeriCold Logistics may affect its ability to pay rent, including percentage rent due under the leases, the Company indirectly bears the risks associated with AmeriCold Logistics' cold storage business. The cold storage business is extremely competitive. Factors affecting AmeriCold Logistics' ability to compete include, among others, (a) warehouse locations, (b) customer mix and (c) availability, quality and price of additional services.

     THE COMPANY MAY NOT BE ABLE TO OBTAIN CAPITAL TO MAKE INVESTMENTS.

     The Company depends primarily on external financing to fund the growth of its business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distributes 90% of its net taxable income, excluding net capital gains, to its shareholders. The Company's access to debt or equity financing depends on banks' willingness to lend and on conditions in the capital markets. The Company and other companies in the real estate industry have experienced limited availability of bank loans and capital markets financing from time to time. Although the Company believes that it will be able to finance any investments it may wish to make in the foreseeable future, financing other than what it already has available might not be available on acceptable terms.

     For information about the Company's available sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the notes to the consolidated financial statements in this annual report on Form 10-K.

     THE COMPANY'S OWNERSHIP STRUCTURE AND RELATED-PARTY TRANSACTIONS MAY GIVE RISE TO CONFLICTS OF INTEREST.

        STEVEN ROTH AND INTERSTATE PROPERTIES MAY EXERCISE SUBSTANTIAL INFLUENCE OVER THE COMPANY. THEY AND SOME OF THE COMPANY'S OTHER TRUSTEES AND OFFICERS HAVE INTERESTS OR POSITIONS IN OTHER ENTITIES THAT MAY COMPETE WITH THE COMPANY.

     As of December 31, 2002, Interstate Properties, a New Jersey general partnership, and its partners owned approximately 12.9% of the common shares of the Company and approximately 27.5% of the common stock of Alexander's, Inc. and beneficially owned approximately 7.9% of the common stock of Vornado Operating (approximately 17.0% assuming redemption of 447,017 units of Vornado Operating L.P., the operating subsidiary of Vornado Operating, that are beneficially owned by Interstate Properties and redeemable for common stock of Vornado Operating). Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the managing general partner of Interstate Properties, the Chief Executive Officer and a director of Alexander's and the Chairman of the Board and Chief Executive Officer of Vornado Operating. Mr. Wight is a trustee of the Company and is also a director of both Alexander's and Vornado Operating. Mr. Mandelbaum is a trustee of the Company and is also a director of Alexander's.

     As of December 31, 2002, the Company owned 33.1% of the outstanding common stock of Alexander's. Alexander's is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander's has six properties, which are located in the New York City metropolitan area. Mr. Roth and Michael D. Fascitelli, the President and a trustee of the Company, are directors of Alexander's. Messrs. Mandelbaum, Richard R. West and Wight are trustees of the Company and are also directors of Alexander's.

     Because of these overlapping interests, Mr. Roth and Interstate Properties may have substantial influence over the Company, Alexander's and Vornado Operating and on the outcome of any matters submitted to the Company's, Alexander's or Vornado Operating's shareholders for approval. In addition, certain decisions concerning the Company's operations or financial structure may present conflicts of interest among Messrs. Roth, Mandelbaum and Wight and Interstate Properties and the Company's other shareholders. In addition, Mr. Roth and Interstate Properties may in the future engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting the Company, Alexander's or Vornado Operating, such as which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, by the Company, Interstate Properties, Alexander's and Vornado Operating, competition for properties and tenants, possible corporate transactions such as acquisitions and other strategic decisions affecting the future of these entities.

     The Company currently manages and leases the real estate assets of Interstate Properties under a management agreement for which the Company receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days' notice at the end of the term. The Company earned $1,655,000 and $1,450,000 of management fees under the management agreement for the years ended December 31, 2001 and 2002. Because the Company and Interstate Properties are controlled by the same persons, as described above, the terms of the management agreement and any future agreements between the Company and Interstate Properties may not be comparable to those the Company could have negotiated with an unaffiliated third party.

        THE COMPANY ENGAGES IN TRANSACTIONS WITH VORNADO OPERATING ON TERMS THAT MAY OR MAY NOT BE COMPARABLE TO THOSE IT COULD NEGOTIATE WITH UNAFFILIATED THIRD PARTIES.

     In October 1998, Vornado Operating was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct. In addition to being trustees of the Company, Messrs. Roth, Fascitelli, West and Wight are directors of Vornado Operating. Mr. Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Mr. Fascitelli is also President of Vornado Operating, and certain other members of the Company's senior management hold corresponding positions with Vornado Operating.

     The Operating Partnership entered into a $75,000,000 unsecured revolving credit facility with Vornado Operating that expires on December 31, 2004. Borrowings under the revolving credit agreement bear interest at LIBOR plus 3%. The Operating Partnership receives an annual commitment fee equal to 1% on the average daily unused portion of the facility. Vornado Operating is not required to pay any amortization under the revolving credit agreement during its term. The revolving credit agreement prohibits Vornado Operating from incurring indebtedness to third parties, other than certain purchase money debt and certain other exceptions, and prohibits Vornado Operating from paying dividends. As of December 31, 2002, $21,989,000 was outstanding under the revolving credit agreement.

     The Operating Partnership and Vornado Operating are parties to an agreement under which, among other things, (a) the Operating Partnership will offer Vornado Operating, under certain circumstances, an opportunity to become the lessee of certain real property owned now or in the future by the Operating Partnership under mutually satisfactory lease terms and (b) Vornado Operating will not make any real estate investment or other investments known as REIT-qualified investments unless it first offers the Operating Partnership the opportunity to make the investment and the Operating Partnership has rejected that opportunity. Under this agreement, the Operating Partnership provides Vornado Operating with administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates the Operating Partnership in an amount determined in good faith by the Operating Partnership as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses the Operating Partnership for certain costs incurred and paid to third parties on behalf of Vornado Operating. Under this agreement, compensation for these services was approximately $330,000, $371,000 and $330,000 for the years ended December 31, 2000, 2001 and 2002. Vornado Operating and the Operating Partnership each have the right to terminate this agreement if the other party is in material default of the agreement or upon 90 days' written notice to the other party at any time after December 31, 2003. In addition, the Operating Partnership has the right to terminate this agreement upon a change in control of Vornado Operating.

     Vornado Operating's restated certificate of incorporation specifies that one of its corporate purposes is to perform this agreement and, for so long as the agreement remains in effect, prohibits Vornado Operating from making any real estate investment or other REIT-qualified investment without first offering the opportunity to the Operating Partnership in the manner specified in this agreement.

     The Company and Vornado Operating may enter into additional transactions in the future. Because the Company and Vornado Operating share common senior management and because a majority of the Company's trustees also constitute the majority of the directors of Vornado Operating, the terms of the foregoing agreements and any future agreements between the Company and Vornado Operating may not be comparable to those the Company could have negotiated with an unaffiliated third party.

        THERE MAY BE CONFLICTS OF INTEREST BETWEEN THE COMPANY AND ALEXANDER'S.

     As of December 31, 2002, the Company owned 33.1% of the outstanding common stock of Alexander's. Alexander's is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander's has six properties. Interstate Properties, which is further described above, owned an additional 27.5% of the outstanding common stock of Alexander's as of December 31, 2002. Mr. Roth, Chairman of the Board and Chief Executive Officer of the Company, is Chief Executive Officer and a director of Alexander's, and Mr. Fascitelli, President and a trustee of the Company, is President and a director of Alexander's. Messrs. Mandelbaum, West and Wight, trustees of the Company, are also directors of Alexander's. Alexander's common stock is listed on the New York Stock Exchange under the symbol "ALX."

     At December 31, 2002, the Operating Partnership had loans receivable from Alexander's of $119,000,000 at an interest rate of 12.48%. These loans mature on the earlier of January 3, 2006 or the date that Alexander's Lexington Avenue construction loan is repaid in full. The Operating Partnership manages, develops and leases the Alexander's properties under management and development agreements and leasing agreements under which the Operating Partnership receives annual fees from Alexander's. These agreements have a one-year term expiring in March of each year, except that the Lexington Avenue management and development agreements have a term lasting until substantial completion of development of the Lexington Avenue property, and are all automatically renewable. Because the Company and Alexander's share common senior management and because a majority of the trustees of the Company also constitute the majority of the directors of Alexander's, the terms of the foregoing agreements and any future agreements between the Company and Alexander's may not be comparable to those the Company could have negotiated with an unaffiliated third party.

     For a description of Interstate Properties' ownership of the Company, Vornado Operating and Alexander's, see "--Steven Roth and Interstate Properties may exercise substantial influence over the Company. They and some of the Company's other trustees and officers have interests or positions in other entities that may compete with the Company" above.

     ARCHSTONE-SMITH TRUST PROVIDES SERVICES TO THE COMPANY UNDER AGREEMENTS THAT WERE NOT NEGOTIATED AT ARM'S LENGTH.

     The Company has agreements with Archstone-Smith Trust under which the Company leases office space to Archstone-Smith Trust and shares the cost of certain office-related services with it that were not negotiated at arm's length. These agreements were entered into by Charles E. Smith Commercial Realty in 1997, before the Company's January 1, 2002 acquisition of Charles E. Smith Commercial Realty, at a time when Mr. Smith and Mr. Kogod were in control of both Charles E. Smith Commercial and the Charles E. Smith Residential Division of Archstone-Smith. Mr. Smith and Mr. Kogod, who became members of the Company's board of trustees on January 1, 2002, are also trustees and shareholders of Archstone-Smith Trust.

     THE COMPANY'S ORGANIZATIONAL AND FINANCIAL STRUCTURE GIVES RISE TO OPERATIONAL AND FINANCIAL RISKS.

     THE COMPANY DEPENDS ON ITS DIRECT AND INDIRECT SUBSIDIARIES' DIVIDENDS AND DISTRIBUTIONS, AND THESE SUBSIDIARIES' CREDITORS AND PREFERRED SECURITY HOLDERS ARE ENTITLED TO PAYMENT OF AMOUNTS PAYABLE TO THEM BY THE SUBSIDIARIES BEFORE THE SUBSIDIARIES MAY PAY ANY DIVIDENDS OR DISTRIBUTIONS TO THE COMPANY.

     Substantially all of the Company's assets consist of its partnership interests in the Operating Partnership. The Operating Partnership holds substantially all of its properties and assets through subsidiaries. The Operating Partnership therefore depends for substantially all of its cash flow on cash distributions to it by its subsidiaries, and the Company in turn depends for substantially all of its cash flow on cash distributions to it by the Operating Partnership. The creditors of each of the Company's direct and indirect subsidiaries are entitled to payment of that subsidiary's obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders. Thus, the Operating Partnership's ability to make distributions to holders of units depends on its subsidiaries' ability first to satisfy their obligations to their creditors and then to make distributions to the Operating Partnership. Likewise, the Company's ability to pay dividends to holders of common and preferred shares depends on the Operating Partnership's ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to the Company.

     Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to holders of common units of the Operating Partnership, including the Company. Thus, the Company's ability to pay dividends to holders of its common shares depends on the Operating Partnership's ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to the Company. There are currently 17 series of preferred units of the Operating Partnership not held by the Company that have preference over its common shares. The total liquidation value of these 17 series of preferred units is approximately $1,494,061,000.

     In addition, the Company may participate in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the subsidiary are satisfied.

        THE COMPANY HAS INDEBTEDNESS, AND THIS INDEBTEDNESS MAY INCREASE.

     As of December 31, 2002, the Company had approximately $4.966 billion in total debt outstanding. The Company's ratio of total debt to total enterprise value was 45%. When we say "enterprise value" in the preceding sentence, we mean market equity value of the Company plus debt less cash. In the future, the Company may incur additional debt, and thus increase its ratio of total debt to total enterprise value, to finance acquisitions or property developments.

        LOSS OF THE COMPANY'S KEY PERSONNEL COULD HARM ITS OPERATIONS.

     The Company is dependent on the efforts of Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of the Company, and Michael D. Fascitelli, the President of the Company. While the Company believes that it could find replacements for these key personnel, the loss of their services could harm its operations.

        THE COMPANY MIGHT FAIL TO QUALIFY OR REMAIN QUALIFIED AS A REIT.

     Although the Company believes that it will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, it might fail to remain qualified in this way. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations. The Company's qualification as a REIT also depends on various facts and circumstances that are not entirely within its control. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.

     If, with respect to any taxable year, the Company fails to maintain its qualification as a REIT, it could not deduct distributions to shareholders in computing its taxable income and would have to pay federal income tax on its taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If the Company had to pay federal income tax, the amount of money available to distribute to shareholders would be reduced for the year or years involved, and the Company would no longer be required to distribute money to shareholders. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless it was entitled to relief under the relevant statutory provisions. Although the Company currently intends to operate in a manner designed to allow it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to revoke the REIT election.

        THE COMPANY'S CHARTER DOCUMENTS AND APPLICABLE LAW MAY HINDER ANY ATTEMPT TO ACQUIRE THE COMPANY.

     Generally, for the Company to maintain its qualification as a REIT under the Internal Revenue Code, not more than 50% in value of the outstanding shares of beneficial interest of the Company may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the Company's taxable year. The Internal Revenue Code defines "individuals" for purposes of the requirement described in the preceding sentence to include some types of entities. Under the

Company's Amended and Restated Declaration of Trust, as amended, no person may own more than 6.7% of the outstanding common shares or 9.9% of the outstanding preferred shares, with some exceptions for persons who held common shares in excess of the 6.7% limit before the Company adopted the limit and other persons approved by the Company's Board of Trustees. These restrictions on transferability and ownership may delay, deter or prevent a change in control of the Company or other transaction that might involve a premium price or otherwise be in the best interest of the shareholders. We refer to the Company's Amended and Restated Declaration of Trust, as amended, as the "declaration of trust."

     The Company's Board of Trustees is divided into three classes of trustees. Trustees of each class are chosen for three-year staggered terms. Staggered terms of trustees may reduce the possibility of a tender offer or an attempt to change control of the Company, even though a tender offer or change in control might be in the best interest of the Company's shareholders.

     The Company's declaration of trust authorizes the Board of Trustees to, cause the Company to issue additional authorized but unissued common shares or preferred shares; classify or reclassify, in one or more series, any unissued preferred shares; set the preferences, rights and other terms of any classified or reclassified shares that the Company issues; and increase, without shareholder approval, the number of shares of beneficial interest that the Company may issue.

     The Board of Trustees could establish a series of preferred shares whose terms could delay, deter or prevent a change in control of the Company or other transaction that might involve a premium price or otherwise be in the best interest of the Company's shareholders, although the Board of Trustees does not now intend to establish a series of preferred shares of this kind. The Company's declaration of trust and bylaws contain other provisions that may delay, deter or prevent a change in control of the Company or other transaction that might involve a premium price or otherwise be in the best interest of the shareholders.

     Under the Maryland General Corporation Law, as amended, which we refer to as the "MGCL," as applicable to real estate investment trusts, certain "business combinations," including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities, between a Maryland real estate investment trust and any person who beneficially owns ten percent or more of the voting power of the trust's shares or an affiliate or an associate, as defined in the MGCL, of the trust who, at any time within the two-year period before the date in question, was the beneficial owner of ten percent or more of the voting power of the then outstanding voting shares of beneficial interest of the trust, which we refer to as an "interested shareholder," or an affiliate of the interested shareholder are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. After that five-year period, any business combination of these kinds must be recommended by the board of trustees of the trust and approved by the affirmative vote of at least (a) 80% of the votes entitled to be cast by holders of outstanding shares of beneficial interest of the trust and (b) two-thirds of the votes entitled to be cast by holders of voting shares of the trust other than shares held by the interested shareholder with whom, or with whose affiliate, the business combination is to be effected, unless, among other conditions, the trust's common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares. The provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the board of trustees of the trust before the interested shareholder becomes an interested shareholder, and a person is not an interested shareholder if the board of trustees approved in advance the transaction by which the person otherwise would have become an interested shareholder. In approving a transaction, the board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board. The Company's board has adopted a resolution exempting any business combination between any trustee or officer of the Company, or their affiliates, and the Company. As a result, the trustees and officers of the Company and their affiliates may be able to enter into business combinations with the Company which may not be in the best interest of shareholders. With respect to business combinations with other persons, the business combination provisions of the MGCL may have the effect of delaying, deferring or preventing a change in control of the Company or other transaction that might involve a premium price or otherwise be in the best interest of the shareholders. The business combination statute may discourage others from trying to acquire control of the Company and increase the difficulty of consummating any offer.

     THE NUMBER OF SHARES OF THE COMPANY AND THE MARKET FOR THOSE SHARES GIVE RISE TO VARIOUS RISKS.

     THE COMPANY HAS MANY SHARES AVAILABLE FOR FUTURE SALE, WHICH COULD HURT THE MARKET PRICE OF ITS SHARES.

     As of February 3, 2003, 31,876,821 Company common shares were reserved for issuance upon redemption of Operating Partnership units. Some of these shares may be sold in the public market after registration under the Securities Act under registration rights agreements between the Company and some holders of units of the Operating Partnership. These shares may also be sold in the public market under Rule 144 under the Securities Act or other available exemptions from registration. In addition, the Company has reserved a number of common shares for issuance under its employee benefit plans, and these common shares will be available for sale from time to time. The Company has awarded shares of restricted stock and granted options to purchase additional common shares to some of its executive officers and employees. The Company cannot predict the effect that future sales of its common shares, or the perception that sales of common shares could occur, will have on the market prices for its common shares.

     CHANGES IN MARKET CONDITIONS COULD HURT THE MARKET PRICE OF THE COMPANY'S SHARES.

     The value of the Company's shares depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of the Company's shares are the following: the extent of institutional investor interest in the Company; the reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities (including in connection with any possible change in the taxation of dividends, as discussed below); the Company's financial condition and performance; and general financial market conditions.

     In particular, the President of the United States has proposed several changes to the taxation of dividends, including an exclusion of certain dividends from taxable income. While numerous changes to the proposal, including its withdrawal, may occur before the proposal is enacted into law, it is likely that most, if not all, dividends paid by REITs will not qualify for the proposed exclusion and therefore will continue to be treated as taxable income. This may adversely affect equity securities of REITs as compared to equity securities of other issuers.

     In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies.

        INCREASED MARKET INTEREST RATES MAY HURT THE VALUE OF THE COMPANY'S SHARES.

     The Company believes that investors consider the distribution rate on REIT shares, expressed as a percentage of the price of the shares, relative to market interest rates as an important factor in deciding whether to buy or sell the shares. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds for the Company to distribute and, in fact, would likely increase its borrowing costs and might decrease its funds available for distribution. Thus, higher market interest rates could cause the market price of the Company's shares to decline.

ITEM 2. PROPERTIES

     The Company currently owns, directly or indirectly, Office properties, Retail properties, Merchandise Mart properties and Temperature Controlled Logistics refrigerated warehouses. The Company also owns or has investments in Alexander's, Hotel Pennsylvania, The Newkirk Master Limited Partnership, and dry warehouses and industrial buildings.

OFFICE SEGMENT

     The Company currently owns all or a portion of 74 office properties containing approximately 27.7 million square feet. Of these properties, 21 contain 14.3 million square feet and are located in the New York City metropolitan area (primarily Manhattan) (the "New York City Office Properties") and 53 contain 13.4 million square feet and are located in the Washington, D.C. and Northern Virginia area (the "CESCR Office Properties"). Prior to January 1, 2002, the Company owned a 34% interest in CESCR. On January 1, 2002, the Company acquired the remaining 66% interest.

     The following data on pages 25 to 28 covers the New York City Office Properties. The CESCR Office Properties are described on pages 29 to 32.

     NEW YORK CITY OFFICE PROPERTIES:

     The New York City Office Properties contain: (i) 13,164,000 square feet of office space, (ii) 805,000 square feet of retail space and (iii) 332,000 square feet of garage space (6 garages).

     The following table sets forth the percentage of the New York City Office Properties 2002 revenue by tenants' industry:

                          Industry                              Percentage
                          --------                            --------------
                          Retail......................              10%
                          Publishing..................               9%
                          Government..................               6%
                          Media and Entertainment.....               6%
                          Legal.......................               6%
                          Insurance...................               5%
                          Technology..................               5%
                          Finance.....................               4%
                          Pharmaceuticals.............               4%
                          Service Contractors.........               4%
                          Apparel.....................               3%
                          Not-for-Profit..............               3%
                          Advertising.................               3%
                          Bank Branches...............               3%
                          Other.......................              29%
                                                                   ---
                                                                   100%
                                                                   ===

     The Company's New York City Office property lease terms generally range from five to seven years for smaller tenant spaces to as long as 20 years for major tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant's share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction costs of its premises.

     No tenant in the New York City office segment accounted for more than 10% of the Company's total revenue. Below is a listing of tenants which accounted for 2% or more of the New York City Office Properties revenues in 2002:

                                                                                      Percentage of New
                                                                                       York City Office    Percentage
                                                         Square Feet        2002         Properties        of Total
       Tenant                                              Leased        Revenues         Revenues         Revenues
       ------                                           ------------- -------------- -------------------  ------------
       VNU Inc................................            515,000      $ 18,750,000         3.4%               1.3%
       The McGraw-Hill Companies, Inc.........            518,000        18,714,000         3.3%               1.3%
       Sterling Winthrop, Inc.................            429,000        18,453,000         3.3%               1.3%
       Madison Square Garden L.P./Rainbow
         Media Holdings, Inc..................            283,000        14,442,000         2.6%               1.0%

     The following tables set forth lease expirations for the office and retail portions of the New York City Office Properties as of December 31, 2002, for each of the next 10 years assuming that none of the tenants exercise their renewal options.

OFFICE SPACE:

                                                                                                     Annual Escalated
                                                                     Percentage of Total         Rent of Expiring Leases
                                 Number of         Square Feet of         Leased           ----------------------------------
Year                          Expiring Leases      Expiring Leases      Square Feet             Total        Per Square Foot
----                         -----------------    ----------------- ---------------------  ---------------  -----------------
2003......................           151               565,000              4.7%           $   20,581,000      $    36.44
2004......................           111               780,000              6.5%               26,916,000           34.49
2005......................           104               625,000              5.2%               24,813,000           39.69
2006......................            79             1,138,000              9.5%               39,291,000           34.51
2007......................            73               849,000              7.1%               32,963,000           38.84
2008......................            46             1,175,000(1)           9.8%               40,757,000           34.69
2009......................            44               580,000              4.8%               21,980,000           37.91
2010......................            37             1,328,000             11.1%               48,394,000           36.45
2011......................            21               926,000              7.7%               44,851,000           48.43
2012......................            17               849,000              7.1%               27,112,000           31.95

----------
(1) Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office. The annual escalated rent is $3,533,000 or $7.18 per square foot. The U.S. Post Office has 6 five-year renewal options remaining.

RETAIL SPACE:

                                                                                                     Annual Escalated
                                                                     Percentage of Total         Rent of Expiring Leases
                                 Number of         Square Feet of         Leased           ----------------------------------
Year                          Expiring Leases      Expiring Leases      Square Feet             Total        Per Square Foot
----                         -----------------    ----------------- ---------------------  ---------------  -----------------
2003......................            17                 56,000             7.2%              $ 4,440,000        $  78.80
2004......................             9                 55,000             7.0%                6,448,000          117.77
2005......................             6                 30,000             3.8%                2,119,000           70.47
2006......................            11                 62,000             7.8%                2,849,000           46.30
2007......................             4                 10,000             1.2%                  985,000          100.65
2008......................            10                 32,000             4.0%                1,600,000           50.60
2009......................             7                 23,000             2.9%                1,465,000           64.70
2010......................             6                 14,000             1.7%                2,249,000          164.15
2011......................             3                  9,000             1.1%                  607,000           69.11
2012......................             4                 32,000             4.0%                  951,000           30.05

     The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the New York City Office properties at the end of each of the past five years.

                                                                                 Average Annual
                       As of                 Rentable                            Escalated Rent
                    December 31,           Square Feet       Occupancy Rate      Per Square Foot
              ------------------------    -------------     ----------------    -----------------
               2002..................       14,304,000            95.9%            $  37.36
               2001..................       14,300,000            97.4%               35.53
               2000..................       14,396,000            96.3%               32.18
               1999..................       14,028,000            89.8%               30.16
               1998..................       12,437,000            91.0%               28.14

     During 2002, 609,000 square feet of New York City office space was leased at a weighted average initial rent per square foot of $44.70. The Company's ownership interest in the leased square footage is 579,000 square feet at a weighted average initial rent per square foot of $44.82, a 30.0% increase over the weighted average escalated rent per square foot of $34.11 for the expiring leases. Following is the detail by building:

                                                                    2002 Leases
                                                         -------------------------------------
                                                                             Average Initial
                                                                             Rent Per Square
               Location                                    Square Feet           Foot(1)
               -----------                               ---------------    ------------------
                  One Penn Plaza......................        151,000           $    48.73
                  Two Penn Plaza......................         87,000                44.27
                  150 East 58th Street................         58,000                46.77
                  595 Madison Avenue..................         54,000                54.06
                  40 Fulton Street....................         51,000                30.00
                  Eleven Penn Plaza...................         40,000                41.93
                  888 Seventh Avenue..................         40,000                52.12
                  20 Broad Street (60%)...............         34,000                28.39
                  90 Park Avenue......................         32,000                50.22
                  866 UN Plaza........................         31,000                40.28
                  330 Madison Avenue (25%)............         21,000                52.76
                  Paramus.............................         10,000                17.47
                                                           ----------
               Total..................................        609,000                44.70
                                                           ==========
               Vornado's Ownership Interest...........        579,000                44.82
                                                           ==========

        ----------
        (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

     In addition to the office space noted above, the Company leased 48,000 square feet of retail space at a weighted average initial rent of $112.01 per square foot. Further, the Company leased 140,000 square feet of garage space at a weighted average initial rent per square foot of $19.02.

New York City Office Properties

     The following table sets forth the New York City Office Properties owned by the Company as of December 31, 2002:

                                                                APPROXIMATE
                                                                  LEASABLE
                                                               BUILDING SQUARE       PERCENT        ENCUMBRANCES
                               LOCATION                             FEET             LEASED       (IN THOUSANDS)(2)
              ----------------------------------------       ------------------    -----------   -------------------
              NEW YORK (Manhattan)
                  One Penn Plaza (1).......................         2,509,000          96.7%         $     275,000
                  Two Penn Plaza...........................         1,525,000          95.4%               154,669
                  909 Third Avenue (1).....................         1,305,000          96.2%               105,837
                  770 Broadway.............................         1,046,000          99.6%                83,314
                  Eleven Penn Plaza........................         1,024,000          97.0%                50,383
                  Two Park Avenue..........................           964,000          98.6%                    --
                  90 Park Avenue...........................           890,000          92.9%                    --
                  888 Seventh Avenue (1)...................           877,000          92.1%               105,000
                  330 West 34th Street (1).................           637,000          99.9%                    --
                  1740 Broadway............................           567,000          99.8%                    --
                  150 East 58th Street (1).................           559,000          88.8%                    --
                  866 United Nations Plaza.................           391,000          98.1%                33,000
                  595 Madison (Fuller Building)............           305,000          91.4%                70,345
                  640 Fifth Avenue.........................           268,000          99.4%(3)                 --
                  40 Fulton Street.........................           238,000          85.4%                    --
                  689 Fifth Avenue.........................            89,000          74.3%                    --
                  7 West 34th Street.......................           424,000         100.0%                    --
                  330 Madison Avenue (25% Interest)........           784,000          88.8%                60,000
                  20 Broad Street (60% Interest) (1).......           466,000          93.6%                    --
                  825 Seventh Avenue (50% Interest)........           165,000         100.0%                23,315

              NEW JERSEY
                  Paramus (1)..............................           128,000          91.7%                    --

                                                                -------------                        -------------
              TOTAL OFFICE BUILDINGS.......................        15,161,000          95.6%         $     960,863
                                                                =============                        =============

              VORNADO'S OWNERSHIP INTEREST.................        14,304,000          95.9%         $     904,206
                                                                =============                        =============

              ----------
              (1) These properties are 100% ground leased with the exception of 150 East 58th Street where less than 10% is ground leased.
              (2) See Note 6 to the consolidated financial statements in this annual report on Form 10-K for further details.
              (3)  Excludes portion of the building under development.

     CHARLES E. SMITH COMMERCIAL REALTY ("CESCR") OFFICE PROPERTIES:

     CESCR owns 53 office buildings in the Washington D.C. and Northern Virginia area containing 13.4 million square feet. As of December 31, 2002, 45 percent of CESCR's property portfolio is leased to various agencies of the U.S. government (General Services Administration "GSA").

     CESCR office leases are typically for three to five year terms, and may provide for extension options at either pre-negotiated or market rates. Most leases provide for annual rental escalations throughout the lease term, plus recovery of increases in real estate taxes and certain property operating expenses. Annual rental escalations are typically based upon either fixed percentage increases or the consumer price index. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction costs of its premises.

     The following table sets forth the percentage of CESCR's Office properties 2002 revenue by tenants' industry:

                                         Industry                        Percentage
                                       ------------                    --------------
                      United States Government ("GSA")..........                39%
                      Government Contractors....................                26%
                      Transportation............................                 6%
                      Communication.............................                 4%
                      Legal.....................................                 4%
                      Retail....................................                 4%
                      Business Services.........................                 4%
                      Real Estate...............................                 2%
                      Trade Associations........................                 2%
                      Printing/Publishing.......................                 1%
                      Health Services...........................                 1%
                      Other.....................................                 7%
                                                                           -------
                                                                               100%
                                                                           =======

     Below is a listing of tenants which accounted for 2% or more of the CESCR Office properties revenues during 2002:

                                                                                         Percentage of
                                                                                          CESCR Office      Percentage
                                                           Square Feet        2002         Properties        of Total
        Tenant                                               Leased         Revenues        Revenues         Revenues
        ------                                            ------------- ---------------  --------------    -------------
        GSA (115 separate leases)...................        5,934,000    $ 164,009,000        39.0%            11.4%
        Science Applications International Corp.....          411,000       12,175,000         2.9%              .8%
        US Airways, Inc (1).........................          296,000       10,721,000         2.5%              .7%

     ----------
     (1) On August 11, 2002, US Airways filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Effective January 1, 2003, the Company agreed to amend its lease with US Airways at Crystal City to (i) reduce the tenant's space by 90,732 square feet to 205,600 square feet
          (ii) reduce the annual escalated rent from $36.00 to $29.75 per square foot with 2.5% annual base rent escalations, (iii) provide the tenant with up to $1,200,000 of tenant allowances and (iv) loan the tenant up to $1,000,000 at 9% per annum for additional tenant improvements which is to be repaid over the lease term. This lease modification is subject to a confirmed plan of reorganization by the Bankruptcy Court.

          The following table sets forth as of December 31, 2002 CESCR lease expirations for each of the next 10 years, assuming that none of the tenants exercise their renewal options.

                                                                                                     Annual Escalated
                                                                     Percentage of Total         Rent of Expiring Leases
                                 Number of         Square Feet of         Leased           ----------------------------------
Year                          Expiring Leases      Expiring Leases      Square Feet             Total        Per Square Foot
----                         -----------------    ----------------- ---------------------  ---------------  -----------------
2003......................           385              2,868,000(1)         22.9%           $    85,531,000       $ 29.82
2004......................           223              3,147,000            25.1%                88,487,000         28.12
2005......................           166              1,594,000            12.7%                46,441,000         29.14
2006......................           117              1,290,000            10.3%                40,171,000         31.15
2007......................            96                783,000             6.2%                23,339,000         29.81
2008......................            33                577,000             4.6%                19,218,000         33.29
2009......................            35                495,000             3.9%                12,258,000         24.78
2010......................            30                264,000             2.1%                 8,259,000         31.28
2011......................            39                869,000             6.9%                25,559,000         29.40
2012......................            21                500,000             4.0%                16,101,000         32.23

----------
(1) Of the square feet expiring in 2003, 626,000 square feet has been renewed or is currently in negotiations to be renewed.

     Included in the above table are U.S. Patent and Trademark Office leases expiring from 2003 through 2006 as follows: 139,000 square feet in 2003, 1,179,000 square feet in 2004, 513,000 square feet in 2005 and 107,000 square feet in 2006. The U.S. Patent and Trademark Office is scheduled to relocate its offices beginning in the second half of 2004. The Company expects that all leases expiring prior to March 2004 will be extended or renewed to 2004 or 2005.

     The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the CESCR properties at the end of each of the past five years:

                                                                                 Average Annual
                       As of                 Rentable                            Escalated Rent
                    December 31,           Square Feet       Occupancy Rate      Per Square Foot
              ------------------------    -------------     ----------------    -----------------
               2002..................       13,395,000            93.6%             $  29.38
               2001..................       12,899,000            94.8%                28.59
               2000..................       12,495,000            97.9%                27.38
               1999..................       10,657,000            98.6%                26.46
               1998..................       10,657,000            97.8%                25.22

     During 2002, CESCR leased 2,025,047 square feet of space at a weighted average initial rent per square foot of $31.29, a 5.5% increase over the weighted average escalated rent per square foot of $29.66 for the expiring leases. Following is the detail by building and/or complex:

                                                                                      Average Initial Rent
                         Location                                   Square Feet        Per Square Foot(1)
                         --------------------                  --------------------  -----------------------
                         1101 17th Street.................                16,610           $ 34.72
                         1730 M Street....................                20,675             31.18
                         1140 Connecticut Avenue..........                45,694             33.14
                         1150 17th Street.................                76,383             35.24
                         Crystal Mall.....................                   430             24.23
                         Crystal Plaza....................                82,624             29.38
                         Crystal Square...................               308,229             32.81
                         Crystal Gateway..................               213,541             31.84
                         Crystal Park.....................               662,464             32.58
                         1919 South Eads Street...........                 7,904             32.27
                         Skylines.........................               247,566             25.60
                         Arlington Plaza..................                 8,731             23.53
                         Democracy Plaza..................                70,896             33.60
                         Courthouse Plaza.................               239,683             29.91
                         Reston Executive.................                 1,677             26.35
                         Tysons Dulles....................                 5,749             27.27
                         Commerce Executive...............                 9,061             26.69
                         Fairfax Square (20% interest)....                 7,130             27.86
                                                                 ---------------
                                                                       2,025,047             31.29
                                                                 ===============

               ----------
               (1) Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

     The above table excludes 317,000 square feet leased at an average initial rent of $29.21 that was vacant at the time of the Company's acquisition of CESCR or had been vacant for more than 9 months.

     CESCR manages an additional 5.1 million square feet of office and other commercial properties in the Washington, D.C. area for third parties.

CESCR Office Properties

     The following table sets forth the CESCR Office Properties as of December 31, 2002:

                                                                APPROXIMATE
                                                                  LEASABLE
                                              NUMBER OF        BUILDING SQUARE       PERCENT         ENCUMBRANCES
     Location/Complex                         BUILDINGS             FEET             LEASED        (IN THOUSANDS)(2)
     ------------------                      -----------      -----------------     ---------     -------------------
         Crystal Mall......................       4                1,066,000          98.9%         $       65,877

         Crystal Plaza.....................       7                1,226,000          99.2%                 70,356

         Crystal Square....................       4                1,386,000          97.9%                195,048

         Crystal Gateway...................       5                1,443,000          94.4%                208,118

         Crystal Park......................       5                2,160,000          97.0%                276,534

         Arlington Plaza...................       1                  173,000          86.5%                 17,531

         1919 S. Eads Street...............       1                   96,000          87.6%                 13,148

         Skyline Place.....................       7                2,016,000          86.6%                139,900

         One Skyline Tower.................       1                  476,000         100.0%                 65,764

         Courthouse Plaza (1)..............       2                  615,000          99.1%                 80,062

         1101 17th Street..................       1                  205,000          87.5%                 27,248

         1730 M Street (1).................       1                  189,000          92.1%                 17,012

         1140 Connecticut Avenue...........       1                  175,000          91.5%                 20,153

         1150 17th Street..................       1                  225,000          95.6%                 32,904

         1750 Pennsylvania Avenue..........       1                  262,000          97.9%                 49,794

         Democracy Plaza I (1).............       1                  207,000          98.0%                 27,640

         Tysons Dulles.....................       3                  473,000          89.6%                 69,507

         Commerce Executive................       3                  413,000          56.0%                 53,307

         Reston Executive..................       3                  484,000          93.5%                 73,844

         Fairfax Square (20% interest).....       1                  105,000          83.6%                 13,780

                                              -----             ------------                        --------------
         TOTAL OFFICE BUILDINGS
            (VORNADO'S INTEREST)...........      53               13,395,000          93.6%         $    1,517,527
                                              =====             ============                        ==============

        NOTES:
        (1)  These properties are 100% ground leased.
        (2) See note 6 to the consolidated financial statements in this annual report on Form 10-K for further details.

RETAIL SEGMENT

     The Company owns 62 retail properties of which 51 are strip shopping centers primarily located in the Northeast and Mid-Atlantic states, two are regional malls located in San Juan, Puerto Rico, two are super-regional malls located in Nassau County, Long Island, New York and in Monmouth County, New Jersey and seven are retail sites located in Manhattan. The Company's strip shopping centers and malls are generally located on major regional highways in mature, densely populated areas. The Company believes these properties attract consumers from a regional, rather than a neighborhood market place because of their location on regional highways.

     The Company's strip shopping centers which contain an aggregate of 9.3 million square feet, are substantially (over 80%) leased to large stores (over 20,000 square feet). Tenants include destination retailers such as discount department stores, supermarkets, home improvement stores, discount apparel stores, membership warehouse clubs and "category killers." Category killers are large stores which offer a complete selection of a category of items (e.g., toys, office supplies, etc.) at low prices, often in a warehouse format. Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price.

     The Company's two regional malls are the Montehiedra Mall which contains 554,000 square feet and is anchored by Home Depot, Kmart and Marshalls and the Las Catalinas Mall which contains 354,000 square feet and is anchored by Kmart and Sears, which owns its store. On September 23, 2002, the Company increased its interest in the Las Catalinas Mall to 100% by acquiring the 50% of the mall and the 25% of Kmart's anchor store it did not already own.

     The Green Acres Mall is a 1.6 million square foot super-regional mall located in Long Island, New York. The Green Acres Mall is anchored by four major department stores: three of which, Sears, Roebuck and Co., J.C. Penney Company, Inc. and Federated Department Stores, Inc. ("Federated") doing business as Macy's, are operating and the fourth, also leased to Federated (previously occupied by Stern's), is currently dark, however, Federated continues to pay the rent. The complex also includes The Plaza at Green Acres, a 188,000 square foot strip shopping center which is anchored by National Wholesale Liquidators. The Company has entered into a lease with Wal-Mart for the other anchor store at the Plaza, which is subject to governmental approvals.

     The Monmouth Mall, located in Eatontown, New Jersey was acquired on October 10, 2002, by a joint venture in which the Company has a 50% interest. The mall is a super regional mall containing 1.5 million square feet and anchored by four department store tenants (Macy's, Lord & Taylor, J.C. Penney's and Boscovs), three of which own 731,000 square feet of the 1.5 million square feet.

     The following table sets forth the percentage of the Retail Portfolio 2002 rentals by type of retailer:

                                Industry                       Percentage
                           -----------------                ----------------
                     Discount Department Stores........            11%
                     Supermarkets......................             7%
                     Home Improvement..................             7%
                     Family Apparel....................             6%
                     Electronics stores................             4%
                     Restaurants.......................             4%
                     Women's Apparel...................             3%
                     Other.............................            58%
                                                                  ---
                                                                  100%
                                                                  ===

      The Manhattan retail sites include six operating properties containing 127,000 square feet, including 43,000 square feet of new retail space at 435 Seventh Avenue leased to Hennes & Mauritz. The seventh property, 4 Union Square South, is currently under development.

     The following tables set forth the occupancy rate and the average annual base rent per square foot for the retail properties at the end of each of the past five years.

         STRIP SHOPPING CENTERS:

                                                                               Average Annual
                                             Rentable                             Base Rent
                  As of December 31,        Square Feet     Occupancy Rate     Per Square Foot
                  -------------------     --------------   ----------------   -----------------
                  2002..............         9,295,000           85.7%           $  11.11
                  2001..............         9,008,000           89.0%              10.60
                  2000..............         9,000,000           91.1%              10.72
                  1999..............         8,212,000           91.0%              10.20
                  1998..............         8,332,000           91.1%               9.87

         REGIONAL AND SUPER REGIONAL MALLS:

                                                                              Average Annual Base Rent
                                                                                   Per Square Foot
                                                                             --------------------------
                                            Rentable
                  As of December 31,       Square Feet     Occupancy Rate    Mall Tenants     Total
                  -------------------     -------------   ----------------  -------------- ----------
                  2002..............         2,875,000           95.4%        $  27.79      $  17.15
                  2001..............         2,293,000           98.7%           34.04         16.02
                  2000..............         2,293,000           95.5%           32.05         14.84
                  1999..............         2,293,000           95.5%           31.66         14.50
                  1998..............         2,293,000           95.2%           29.40         13.90

     The aggregate occupancy rate for the 12.5 million square feet of retail properties at December 31, 2002 is 88.3%. The occupancy rate includes leases for 490,000 square feet at five locations (4%) which have not commenced at December 31, 2002. Three of these locations aggregating 268,000 square feet are ground leased to Lowe's which plans to demolish the existing buildings and construct its own stores at the sites and two locations containing 223,000 square feet are leased to Wal-Mart, which plans to demolish an existing building and construct its own store at one of the sites and occupy the existing store at the other site. All of these redevelopment projects are subject to governmental approvals and in some cases, the relocation of existing tenants.

     The Company's shopping center lease terms range from 5 years or less in some instances for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for additional rents based on a percentage of tenants' sales and pass through to tenants of the tenants' share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 1% of total shopping center revenues in 2002. None of the tenants in the Retail Segment accounted for more than 10% of the Company's total revenues.

     Below is a listing of tenants which accounted for 2% or more of the Retail property revenues in 2002:

                                                                                    Percentage of
                                                       Square Feet      2002      Retail Properties    Percentage of
          Tenant                                         Leased       Revenues        Revenues        Total Revenues
          ------                                      -------------  ----------  ------------------- ----------------
          Stop & Shop Companies, Inc.
              (Stop & Shop).........................     981,000    $ 12,772,000         9.7%               .9%
          The Home Depot, Inc.......................     630,000       6,987,000         5.3%               .5%
          The TJX Companies, Inc....................     414,000       5,288,000         4.0%               .4%
          Kohl's....................................     697,000       4,250,000         3.2%               .3%
          Wal-Mart/Sam's Wholesale..................     959,000       3,593,000         2.7%               .3%
          Staples, Inc..............................     222,000       3,427,000         2.6%               .2%
          Shop Rite.................................     381,000       3,329,000         2.5%               .2%
          Toys "R" Us/Kids "R" Us...................     287,000       2,697,000         2.1%               .2%

     FORMER BRADLEES LOCATIONS:

     The Company previously leased 18 locations to Bradlees which closed all of its stores in February 2001. The leases for four former Bradlees locations were assigned by Bradlees to other retailers. The Company has re-leased nine of the other former Bradlees locations; three to Kohl's, two each to Lowe's and Haynes Furniture, and one each to Home Depot and Wal-Mart. Lowe's and Wal-Mart will demolish the existing properties and construct their own stores, subject to the receipt of various governmental approvals and the relocation of existing tenants. Of the remaining five locations which are currently vacant, two of the leases are guaranteed and the rent is being paid by Stop & Shop, a wholly-owned subsidiary of KoninKlijke Ahold NV (formerly Royal Ahold NV), an international food retailer. Stop & Shop remains contingently liable for rent at a number of the former Bradlees locations for the term of the Bradlees leases.

     Property rentals for the year ended December 31, 2002, include $5,000,000 of additional rent which, effective December 31, 2002, was re-allocated to the former Bradlees locations in Marlton, Turnersville, Bensalem and Broomall and is payable by Stop & Shop, pursuant to the Master Agreement and Guaranty dated
May 1, 1992. This amount is in addition to all other rent guaranteed at the former Bradlees locations. On January 8, 2003, Stop & Shop filed a complaint with the United States District Court claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop because of the expiration of the East Brunswick, Jersey
City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. The additional rent provision of the guaranty expires at the earliest in 2012. The Company intends to vigorously contest Stop & Shop's position.

     In February 2003, Koninklijke Ahold NV, parent of Stop & Shop, announced that it overstated its 2002 and 2001 earnings by at least $500 million and is under investigation by the U.S. Justice Department and Securities and Exchange Commission. The Company cannot predict what effect, if any, this situation may have on Stop & Shop's ability to satisfy its obligation under the Bradlees guarantees and rent for existing Stop & Shop leases aggregating approximately $10.5 million per annum.

     The following table sets forth as of December 31, 2002 lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                            Annual Rent of
                                                                                            Expiring Leases
                                    Number of        Square Feet      Percentage of  -----------------------------
                                    Expiring         of Expiring      Total Leased                     Per Square
      Year                           Leases            Leases         Square Feet       Total             Foot
      ----                         -----------      -------------    --------------- ------------    -------------
      2003.................           104              492,000            4.7%        $ 9,050,000      $  18.39
      2004.................            88              650,000            6.2%          9,798,000         15.08
      2005.................           120              568,000            5.4%         11,224,000         19.77
      2006.................            84              873,000            8.4%          7,583,000          8.68
      2007.................           117              867,000            8.3%         11,388,000         13.14
      2008.................            58              469,000            4.5%          6,225,000         13.27
      2009.................            51              409,000            3.9%          6,176,000         15.09
      2010.................            31              381,000            3.7%          4,781,000         13.34
      2011.................            33              712,000            6.8%          5,082,000          9.12
      2012.................            14              350,000            3.4%          3,254,000          9.31

     During 2002, approximately 902,000 square feet of retail space was leased at a weighted average rent per square foot of $13.58, a 33.8% increase over the weighted average rent per square foot of $10.15 for the expiring leases and 1,117,000 square feet of land was ground leased to retailers at a weighted average rent per square foot of $6.69. Following is the detail by property:

                                                                               2002 Leases
                                                                     ----------------------------------
                                                                                            Average
                                                                                         Initial Rent
                                                                        Square            Per Square
                         Location                                        Feet              Foot (1)
                         ------------                                ------------       ---------------
                         Space Leases:
                            Valley Stream.......................        171,000              $ 21.49
                            East Brunswick......................        142,000                14.00
                            Hackensack..........................        115,000                16.14
                            Levittown...........................        105,000                 6.10
                            Middletown..........................        101,000                10.29
                            Turnersville........................         89,000                 6.10
                            Dundalk.............................         40,000                 6.09
                            Manalapan...........................         38,000                14.50
                            Hanover Conrans.....................         36,000                18.26
                            Newington...........................         19,000                12.25
                            Bricktown...........................         16,000                17.10
                            East Hanover........................         10,000                 9.96
                            Morris Plains.......................          7,000                25.57
                            North Bergen........................          3,000                31.10
                            Towson..............................          3,000                24.00
                            Allentown...........................          3,000                17.50
                            North Plainfield....................          2,000                15.50
                            Cherry Hill.........................          2,000                12.73
                                                                       --------
                            Total...............................        902,000                13.58
                                                                       ========
                         Land Leases:
                            Rochester...........................        205,000                 3.08
                            Lancaster...........................        170,000                 2.50
                            Jersey City (2).....................        170,000                 7.54
                            Dover (2)...........................        169,000                 7.67
                            Union (2)...........................        159,000                15.15
                            Newington...........................        132,000                 4.92
                            Chicopee (2)........................        112,000                 6.93
                                                                    -----------
                                                                      1,117,000                 6.69
                                                                    ===========

     ----------
     (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
     (2) Lowe's will demolish the existing buildings and construct its own buildings in Jersey City, Dover and Union and Wal-Mart will demolish the existing building and construct its own building in Chicopee. These leases are expected to commence within the next 12 to 24 months upon receipt of various governmental approvals, and the relocation of existing tenants.

     Retail Properties

     The following table sets forth the Retail Properties as of December 31, 2002:

                                           APPROXIMATE LEASABLE BUILDING
                                                  SQUARE FOOTAGE
                                          -------------------------------
                                                            OWNED BY
                                            OWNED/        TENANT ON LAND
                                           LEASED BY       LEASED FROM      PERCENT       ENCUMBRANCES
          LOCATION                          COMPANY          COMPANY        LEASED     (IN THOUSANDS)(2)
          -----------                     ------------   ----------------  ---------   -----------------
          NEW JERSEY
             Bordentown................        179,000              --        95.0%       $    8,111
             Bricktown.................        260,000           3,000        95.7%           16,390
             Cherry Hill...............        231,000          64,000        70.6%           15,075
             Delran....................        169,000           3,000       100.0%            6,461
             Dover.....................        173,000              --        98.7%            7,388
             East Brunswick............        221,000          10,000       100.0%           22,887
             East Hanover I............        271,000              --        97.6%           20,579
             East Hanover II...........         77,000              --        99.2%            6,860
             Hackensack................        209,000          60,000       100.0%           25,144
             Jersey City...............        222,000           3,000        95.7%           19,249
             Kearny....................         40,000          66,000       100.0%            3,758
             Lawnside..................        142,000           3,000       100.0%           10,651
             Lodi......................        171,000              --       100.0%            9,439
             Manalapan.................        196,000           2,000        57.2%           12,597
             Marlton...................        174,000           7,000        86.6%           12,249
             Middletown................        180,000          52,000        91.9%           16,535
             Monmouth Mall (50%
                interest)..............        743,000              --        96.3%          135,000
             Morris Plains.............        176,000           1,000       100.0%           12,104
             North Bergen..............          7,000          55,000       100.0%            3,985
             North Plainfield (1)......        219,000              --        89.9%           10,942
             Totowa....................        178,000         139,000       100.0%           29,694
             Turnersville..............         89,000           7,000       100.0%            4,108
             Union.....................        263,000              --        82.6%           33,722
             Vineland..................        143,000                         5.6%               --
             Watchung..................         50,000         116,000        98.2%           13,606
             Woodbridge................        231,000           4,000        50.9%           22,227
                                            ----------      ----------                    ----------
                Total New Jersey.......      5,014,000         595,000        90.1%          478,761
                                            ----------      ----------                    ----------

          NEW YORK
            Manhattan:
             1135 Third Avenue.........         25,000              --       100.0%               --
             4 Union Square South
                (in development).......        230,000              --          --(4)             --
             424 Sixth Avenue..........         10,000              --       100.0%               --
             435 Seventh Avenue........         43,000              --       100.0%               --
             484 Eighth Avenue.........         14,000              --       100.0%               --
             715 Lexington Avenue......         32,000              --        72.3%(4)            --
             825 Seventh Avenue........          3,000              --       100.0%               --
            Other:
             Albany (Menands)..........        140,000              --        74.0%            6,251
             Buffalo (Amherst) (1).....        185,000         112,000        81.1%            7,044
             Freeport..................        167,000              --       100.0%           14,879
             New Hyde Park (1).........        101,000              --       100.0%            7,510
             North Syracuse............         98,000              --       100.0%               --
             Rochester.................             --         205,000       100.0%               --
             Rochester (Henrietta) (1)         148,000              --         0.0%               --
             Valley Stream (Green
                Acres) (1).............      1,535,000          61,000        97.1%          150,717
                                            ----------      ----------                    ----------
                Total New York.........      2,731,000         378,000        89.8%          186,401
                                            ----------      ----------                    ----------

           PENNSYLVANIA
             Allentown.................        267,000         354,000        98.1%           23,367
             Bensalem..................        118,000           8,000        98.4%            6,457
             Bethlehem.................        159,000              --        74.4%            4,087
             Broomall..................        147,000          22,000       100.0%            9,827
             Glenolden.................        102,000              --        10.1%            7,370
             Lancaster.................         58,000         170,000        93.6%               --
             Levittown.................        105,000              --       100.0%               --
             10th and Market
                Streets, Philadelphia..        271,000              --        73.7%            9,001
             Upper Moreland............        122,000              --       100.0%            6,986
             York......................        111,000              --        24.6%            4,132
                                            ----------      ----------                    ----------
                Total Pennsylvania.....      1,460,000         554,000        84.3%           71,227
                                            ----------      ----------                    ----------

                                           APPROXIMATE LEASABLE BUILDING
                                                  SQUARE FOOTAGE
                                          -------------------------------
                                                            OWNED BY
                                            OWNED/        TENANT ON LAND
                                           LEASED BY       LEASED FROM      PERCENT       ENCUMBRANCES
          LOCATION                          COMPANY          COMPANY        LEASED     (IN THOUSANDS)(2)
          -----------                     ------------   ----------------  ---------   -----------------
          MARYLAND
             Baltimore (Belair Rd.) (3)             --              --          --                --
             Baltimore (Towson)........        152,000              --        79.3%           11,451
             Baltimore (Dundalk).......        181,000           3,000        81.9%            6,205
             Glen Burnie...............         65,000          56,000       100.0%            5,893
             Hagerstown................        149,000              --        35.5%            3,302
                                            ----------      ----------                    ----------
                Total Maryland.........        547,000          59,000        73.4%           26,851
                                            ----------      ----------                    ----------

          CONNECTICUT
             Newington.................         43,000         140,000       100.0%            6,581
             Waterbury.................        146,000              --        64.8%               --
                                            ----------      ----------                    ----------
                Total Connecticut......        189,000         140,000        84.4%            6,581
                                            ----------      ----------                    ----------

          MASSACHUSETTS
             Chicopee..................        112,000           4,000       100.0%               --
             Milford (1)...............         83,000              --       100.0%               --
             Springfield...............          8,000         117,000       100.0%            3,142
                                            ----------      ----------                    ----------
                Total Massachusetts....        203,000         121,000       100.0%            3,142
                                            ----------      ----------                    ----------

          PUERTO RICO
          (SAN JUAN)
             Montehiedra Mall..........        554,000              --        91.8%           59,638
             Las Catalinas Mall........        354,000              --        96.6%           67,692
                                            ----------      ----------                    ----------
                Total..................        908,000              --        93.6%          127,330
                                            ----------      ----------                    ----------

          Total Shopping Centers.......     11,052,000       1,847,000        88.8%       $  900,293
                                            ==========      ==========                    ==========
          VORNADO'S OWNERSHIP INTEREST.     10,681,000       1,847,000        88.3%       $  832,793
                                            ==========      ==========                    ==========

          (1)  These properties are ground leased.
          (2) See note 6 to the consolidated financial statements in this annual report on Form 10-K for further details.
          (3) On January 9, 2003, this property was sold for $4.5 million, which resulted in a gain of $2.6 million to be recognized in the first quarter of 2003.
          (4)  Under development.

MERCHANDISE MART SEGMENT

     The Merchandise Mart Properties are a portfolio of 9 properties containing an aggregate of 8.6 million square feet.

     Below is a breakdown of square feet by location and use as of December 31, 2002.

                                                                                     Showroom
                                                                        ------------------------------------
                                                                                                 Temporary
                                                 Total        Office       Total     Permanent   Trade Show    Retail
                                              ----------   -----------  ----------- ----------- ------------  --------
     Chicago, Illinois
         Merchandise Mart.............         3,453,000    1,150,000    2,149,000   1,862,000     287,000     154,000
         350 N. Orleans...............         1,149,000      862,000      287,000     287,000          --          --
         33 N. Dearborn...............           326,000      314,000           --          --          --      12,000
                                              ----------   ----------   ----------  ----------    --------    --------
     Total Chicago, Illinois..........         4,928,000    2,326,000    2,436,000   2,149,000     287,000     166,000
                                              ----------   ----------   ----------  ----------    --------    --------
     HighPoint, North Carolina
         Market Square Complex........         1,747,000           --    1,747,000   1,113,000     634,000          --
         National Furniture Mart......           259,000           --      259,000     259,000          --          --
                                              ----------   ----------   ----------  ----------    --------    --------
     Total HighPoint, North Carolina..         2,006,000           --    2,006,000   1,372,000     634,000          --
                                              ----------   ----------   ----------  ----------    --------    --------
         L.A. Mart....................           757,000           --      757,000     757,000          --          --
                                              ----------   ----------   ----------  ----------    --------    --------
     Total Los Angeles, California....           757,000           --      757,000     757,000          --          --
                                              ----------   ----------   ----------  ----------    --------    --------
     Washington, D.C..................
         Washington Design Center.....           387,000       58,000      329,000     329,000          --          --
         Washington Office Center.....           396,000      360,000           --          --          --      36,000
         South Capitol

                                                  94,000       94,000           --          --          --          --
                                              ----------   ----------   ----------  ----------    --------    --------
     Total Washington, D.C............           877,000      512,000      329,000     329,000          --      36,000
                                              ----------   ----------   ----------  ----------    --------    --------
     Total Merchandise Mart Properties         8,568,000    2,838,000    5,528,000   4,607,000     921,000     202,000
                                              ==========   ==========   ==========  ==========    ========    ========
     Occupancy rate...................                           89.2%                    95.2%                   83.9%
                                                           ==========               ==========                ========

   OFFICE SPACE

     The following table sets forth the percentage of the Merchandise Mart Properties office revenues by tenants' industry during 2002:

             Industry                                  Percentage
             --------                                ---------------
             Government........................            33%
             Service...........................            24%
             Telecommunications................            13%
             Banking...........................            12%
             Insurance.........................            10%
             Pharmaceutical....................             4%
             Other.............................             4%

     The average lease term ranges from three to five years for smaller tenants to as long as 15 years for large tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenants' share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a submetered basis or included in rent and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction of its premises. None of the tenants in the Merchandise Mart Properties segment accounted for more than 10% of the Company's total revenue. Below is a listing of the Merchandise Mart Properties office tenants which accounted for 2% or more of the Merchandise Mart Properties' revenues in 2002:

                                                                                Percentage of         Percentage of
                                                 Square Feet        2002           Segment            Total Company
         Tenant                                    Leased         Revenues         Revenues             Revenues
         ---------                              ------------    -----------    ---------------       ----------------
         General Services Administration...        307,000      $ 10,247,000           4.8%                .7%
         Ameritech.........................        234,000         6,533,000           3.2%                .5%
         Bankers Life and Casualty                 303,000         5,861,000           2.7%                .4%
         Bank of America...................        202,000         4,299,000           2.0%                .3%
         Chicago Transit Authority.........        251,000         4,247,000           2.0%                .3%

     On December 30, 2002, the Company entered into a lease modification agreement with Bankers Life and Casualty ("Bankers") to (i) extend the term for 107,000 square feet from November 30, 2008 (the date it was scheduled to expire) to November 30, 2018, (ii) maintain 70,000 square feet through November 30, 2008, (iii) surrender 83,000 square feet on March 1, 2003, (which the Company has re-leased to RBC Mortgage Company for a 15-year term) and (iv) vacate the remaining 43,000 square feet. Bankers is not part of the bankruptcy filing of its parent company, Conseco.

     On November 25, 2002, the Chicago Transit Authority notified the Company that it is exercising its right to terminate its lease as of November 30, 2004, which was scheduled to expire on November 30, 2007. In connection with the termination, the Company received a payment of $794,000 in November 2002 and will receive an additional $750,000 in 2004.

     The following table sets forth the occupancy rate and the average escalated rent per square foot for the Merchandise Mart Properties' office space at the end of each of the past five years.

                                                                        Average Annual
                  As of             Rentable                            Escalated Rent
               December 31,       Square Feet       Occupancy Rate     Per Square Foot
             ---------------     -------------     ----------------   -----------------
             2002...........        2,838,000            89.2%          $    24.00
             2001...........        2,841,000            89.2%               23.84
             2000...........        2,869,000            90.2%               23.52
             1999...........        2,414,000            93.3%               20.12
             1998...........        2,274,000            96.9%               19.68

     The following table sets forth as of December 31, 2002 office lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                   Annual Escalated
                                                                   Percentage of Total          Rent of Expiring Leases
                                 Number of       Square Feet of          Leased           ---------------------------------
Year                          Expiring Leases    Expiring Leases       Square Feet           Total         Per Square Foot
----                         -----------------  -----------------  -------------------    -----------     -----------------
2003......................            12               37,000              1.6%           $   953,000          $  25.82
2004......................            19              349,000             14.9%             7,043,000             20.15
2005......................            17              176,000              7.5%             4,214,000             23.90
2006......................            11              101,000              4.3%             2,492,000             24.75
2007......................            14              223,000              9.5%             5,192,000             23.25
2008......................            12              552,000             23.6%            11,716,000             21.22
2009......................             5              276,000             11.8%             6,058,000             21.98
2010......................             2              357,000             15.2%            11,893,000             33.36
2011......................             1              193,000              8.3%             5,620,000             29.07
2012......................            12               77,000              3.3%             1,851,000             23.93

     During 2002, 164,000 square feet of office space was leased at a weighted average initial rent per square foot of $26.97, an increase of 1.2% over the weighted average escalated rent per square foot of $26.66 for the leases expiring. Following is the detail by building:

                                                                 2002 Leases
                                                      ----------------------------------
                                                                       Average Initial
                                                                           Rent Per
                                                       Square Feet     Square Foot (1)
                                                      -------------   ------------------
            33 North Dearborn Street..............         80,000            $ 24.67
            Washington Office Center..............         56,000              31.11
            Merchandise Mart......................         14,000              17.42
            Washington Design Center..............         14,000              33.41
                                                       ----------
              Total...............................        164,000              26.97
                                                       ==========

     ----------
     (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

   SHOWROOM SPACE

     The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, gifts, carpet, residential furnishings, building products, crafts, apparel and design industries. Merchandise Mart Properties own and operate five of the leading furniture and gifts trade shows including the contract furniture industry's largest annual trade show, NeoCon, which attracts over 50,000 attendees each June and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry's semi-annual (April and October) market weeks which occupy over 11,500,000 square feet in the High Point, North Carolina region.

     The following table sets forth the percentage of the Merchandise Mart properties showroom revenues by tenants' industry during 2002:

                           Industry                    Percentage
                          ----------                  ------------
                Residential Design.........               25%
                Gift.......................               19%
                Residential Furnishings....               16%
                Contract Furnishings.......               15%
                Market Suites..............               15%
                Apparel....................                4%
                Casual Furniture...........                4%
                Building Products..........                2%

     The following table sets forth the occupancy rate and the average escalated rent per square foot for this space at the end of each of the past five years.

                                                                        Average Annual
                  As of             Rentable                            Escalated Rent
               December 31,       Square Feet       Occupancy Rate     Per Square Foot
             ---------------     -------------     ----------------   -----------------
             2002.............      5,528,000            95.2%            $  21.46
             2001.............      5,532,000            95.5%               22.26
             2000.............      5,044,000            97.6%               22.85
             1999.............      4,174,000            98.1%               21.29
             1998.............      4,266,000            95.3%               21.97

     The following table sets forth as of December 31, 2002 showroom lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                        Annual Escalated
                                                                        Percentage of Total          Rent of Expiring Leases
                                      Number of       Square Feet of          Leased           ---------------------------------
     Year                          Expiring Leases    Expiring Leases       Square Feet           Total         Per Square Foot
     ----                         -----------------  -----------------  -------------------    -----------     -----------------
     2003......................          296              614,000             14.9%            $ 14,073,000      $    22.91
     2004......................          281              736,000             17.9%              14,757,000           20.04
     2005......................          254              690,000             16.8%              15,343,000           22.22
     2006......................          168              581,000             14.1%              13,593,000           23.41
     2007......................          158              768,000             18.7%              15,588,000           20.29
     2008......................           36              202,000              4.9%               5,693,000           28.18
     2009......................           37              161,000              3.9%               4,546,000           28.17
     2010......................           31              174,000              4.2%               4,826,000           27.82
     2011......................           20              121,000              3.0%               2,893,000           23.89
     2012......................           19               61,000              1.5%               1,204,000           19.66

     In 2002, 911,000 square feet of showroom space was leased at a weighted average initial rent per square foot of $18.99, a 2.0% increase over the weighted average escalated rent per square foot of $18.63 for the leases expiring. Following is the detail by building:

                                                                         2002 Leases
                                                              ---------------------------------
                                                                               Average Initial
                                                                                  Rent Per
                                                               Square Feet     Square Foot(1)
                                                              -------------   -----------------
                Market Square Complex....................         430,000          $ 14.97
                Merchandise Mart.........................         199,000            29.39
                L.A. Mart................................         233,000            16.01
                Washington Design Center.................          25,000            29.05
                350 North Orleans........................          24,000            23.29
                                                                  -------
                      Total..............................         911,000            18.99
                                                                  =======

     ----------
     (1) Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

   RETAIL STORES

     The Merchandise Mart Properties' portfolio also contains approximately 202,000 square feet of retail stores which was 83.9% occupied at December 31, 2002.

     Merchandise Mart Properties:

     The following table sets forth the Merchandise Mart Properties owned by the Company as of December 31, 2002:

                                                                     APPROXIMATE
                                                                       LEASABLE
                                                                       BUILDING        PERCENT       ENCUMBRANCES
                             LOCATION                                SQUARE FEET        LEASED     (IN THOUSANDS)(1)
          -----------------------------------------------           -------------     ---------    -----------------
          ILLINOIS
             Merchandise Mart, Chicago..........................        3,435,000        94.9%        $       --
             350 North Orleans, Chicago.........................        1,149,000        83.8%                --
             33 North Dearborn Street, Chicago..................          325,000        88.2%            18,926
             Other..............................................           19,000        76.7%            25,821
                                                                    -------------                     ----------
                     Total Illinois.............................        4,928,000                         44,747
                                                                    -------------                     ----------

          WASHINGTON, D.C.
             Washington Office Center...........................          396,000        98.7%            44,924
             Washington Design Center...........................          388,000        96.4%            48,542
             Other..............................................           93,000        62.0%                --
                                                                    -------------                     ----------
                     Total Washington, D.C......................          877,000                         93,466
                                                                    -------------                     ----------

          HIGH POINT, NORTH CAROLINA
             Market Square Complex..............................        2,006,000        99.4%           115,206

          CALIFORNIA
             L.A. Mart..........................................          757,000        86.7%                --
                                                                    -------------                     ----------
          TOTAL MERCHANDISE MART PROPERTIES ....................        8,568,000        93.6%        $  253,419
                                                                    =============                     ==========

          ----------
          (1) See Note 6 to the consolidated financial statements in this annual report on Form 10-K for further details.

TEMPERATURE CONTROLLED LOGISTICS SEGMENT

     The Company has a 60% interest in Vornado Crescent Portland Partnership ("the Landlord") that owns 88 cold storage warehouses, through a wholly-owned subsidiary (AmeriCold Realty Trust), with an aggregate of approximately 441.5 million cubic feet. AmeriCold Logistics leases all of the partnerships' facilities. The Temperature Controlled Logistics segment is headquartered in Atlanta, Georgia.

     AmeriCold Logistics provides the food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production, distribution and public facilities. Production facilities typically serve one or a small number of customers, generally food processors which are located nearby. These customers store large quantities of processed or partially processed products in the facilities until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. Public facilities generally serve the needs of local and regional customers under short-term agreements. Food manufacturers and processors use these facilities to store capacity overflow from their production facilities or warehouses. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

     AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers during 2002 include:

                                                                % of 2002
                                                                  Revenue
                                                               ------------
               H.J. Heinz & Co..........................             16%
               Con-Agra Foods, Inc......................             11%
               Philip Morris Companies, Inc.............              8%
               Sara Lee Corp............................              5%
               Tyson Foods, Inc.........................              5%
               General Mills............................              4%
               McCain Foods, Inc........................              4%
               J.R. Simplot.............................              3%
               Flowers Industries, Inc..................              3%
               Farmland Industries, Inc.................              2%
               Other....................................             39%
                                                                 ------
                                                                    100%
                                                                 ======

     On December 31, 2002, AmeriCold Logistics sold its Carthage, Missouri and Kansas City, Kansas quarries for $20,000,000 in cash (appraised value) to a joint venture owned 44% by the Company and 56% by Crescent Real Estate Equities.

     Temperature Controlled Logistics Properties

     The following table sets forth certain information for the Temperature Controlled Logistics properties as of December 31, 2002:

                                  CUBIC FEET        SQUARE FEET
          PROPERTY              (IN MILLIONS)      (IN THOUSANDS)
  -----------------------       -------------      --------------
   ALABAMA
      Birmingham...............        2.0             85.6
      Montgomery...............        2.5            142.0
      Gadsden (1)..............        4.0            119.0
      Albertville..............        2.2             64.5
                                  --------         --------
                                      10.7            411.1
                                  --------         --------
   ARIZONA
      Phoenix..................        2.9            111.5
                                  --------       ----------

   ARKANSAS
      Fort Smith...............        1.4             78.2
      West Memphis.............        5.3            166.4
      Texarkana................        4.7            137.3
      Russellville.............        5.6            164.7
      Russellville.............        9.5            279.4
      Springdale...............        6.6            194.1
                                  --------       ----------
                                      33.1          1,020.1
                                  --------       ----------
   CALIFORNIA
      Ontario (1)..............        8.1            279.6
                                  --------       ----------

      Burbank..................        0.8             33.3
      Fullerton (1)............        2.8            107.7
      Pajaro (1)...............        1.4             53.8
      Turlock..................        2.5            108.4
      Watsonville (1)..........        5.4            186.0
      Turlock..................        3.0            138.9
      Ontario..................        1.9             55.9
                                  --------       ----------
                                      17.8            684.0
                                  --------       ----------
   COLORADO
      Denver...................        2.8            116.3
                                  --------       ----------

   FLORIDA
      Tampa....................        0.4             22.2
      Plant City...............        0.8             30.8
      Bartow...................        1.4             56.8
      Tampa....................        2.9            106.0
      Tampa (1)................        1.0             38.5
                                  --------       ----------
                                       6.5            254.3
                                  --------       ----------

   GEORGIA
      Atlanta..................       11.1            476.7
      Atlanta..................        2.9            157.1
      Augusta..................        1.1             48.3
      Atlanta..................       11.4            334.7
      Atlanta..................        5.0            125.7
      Montezuma................        4.2            175.8
      Atlanta..................        6.9            201.6
      Thomasville..............        6.9            202.9
                                  --------       ----------
                                      49.5          1,722.8
                                  --------       ----------

 IDAHO
    Burley.....................       10.7            407.2
    Nampa......................        8.0            364.0
                                  --------       ----------
                                      18.7            771.2
                                  --------       ----------
 ILLINOIS
    Rochelle...................        6.0            179.7
    East Dubuque...............        5.6            215.4
                                  --------       ----------
                                      11.6            395.1
                                  --------       ----------
 INDIANA
    Indianapolis...............        9.1            311.7
                                  --------       ----------

 IOWA
    Fort Dodge.................        3.7            155.8
    Bettendorf.................        8.8            336.0
                                  --------       ----------
                                      12.5            491.8
                                  --------       ----------
 KANSAS
    Wichita....................        2.8            126.3
    Garden City................        2.2             84.6
                                  --------       ----------
                                       5.0            210.9
                                  --------       ----------
 KENTUCKY
    Sebree.....................        2.7             79.4
                                  --------       ----------

 MAINE
    Portland...................        1.8            151.6
                                  --------       ----------

 MASSACHUSETTS
    Gloucester.................        1.9             95.5
    Gloucester.................        0.3             13.6
    Gloucester.................        2.8             95.2
    Gloucester.................        2.4            126.4
    Boston.....................        3.1            218.0
                                  --------       ----------
                                      10.5            548.7
                                  --------       ----------
 MISSOURI
    Marshall...................        4.8            160.8
    Carthage...................       42.0          2,564.7
                                  --------       ----------
                                      46.8          2,725.5
                                  --------       ----------
 MISSISSIPPI
    West Point.................        4.7            180.8
                                  --------       ----------

 NEBRASKA
    Fremont....................        2.2             84.6
    Grand Island...............        2.2            105.0
                                  --------       ----------
                                       4.4            189.6
                                  --------       ----------
 NEW YORK
    Syracuse...................       11.8            447.2
                                  --------       ----------

                                  CUBIC FEET        SQUARE FEET
          PROPERTY              (IN MILLIONS)      (IN THOUSANDS)
  -----------------------       -------------      --------------
   NORTH CAROLINA
      Charlotte................        1.0             58.9
      Charlotte................        4.1            164.8
      Tarboro..................        4.9            147.4
                                  --------       ----------
                                      10.0            371.1
                                  --------       ----------
      OHIO
      Massillon................        5.5            163.2
                                  --------       ----------

   OKLAHOMA
      Oklahoma City............        0.7             64.1
      Oklahoma City............        1.4             74.1
                                  --------       ----------
                                       2.1            138.2
                                  --------       ----------
   OREGON
      Hermiston................        4.0            283.2
      Milwaukee................        4.7            196.6
      Salem....................       12.5            498.4
      Woodburn.................        6.3            277.4
      Brooks...................        4.8            184.6
      Ontario..................        8.1            238.2
                                  --------       ----------
                                      40.4          1,678.4
                                  --------       ----------

   PENNSYLVANIA
      Leesport.................        5.8            168.9
      Fogelsville..............       21.6            683.9
                                  --------       ----------
                                      27.4            852.8
                                  --------       ----------
   SOUTH CAROLINA
      Columbia.................        1.6             83.7
                                  --------       ----------

   SOUTH DAKOTA
      Sioux Falls..............        2.9            111.5
                                  --------       ----------

   TENNESSEE
      Memphis..................        5.6            246.2
      Memphis..................        0.5             36.8
      Murfreesboro.............        4.5            106.4
                                  --------       ----------
                                      10.6            389.4
                                  --------       ----------
   TEXAS
      Amarillo.................        3.2            123.1
      Ft. Worth................        3.4            102.0
                                  --------       ----------
                                       6.6            225.1
                                  --------       ----------
   UTAH
      Clearfield...............        8.6            358.4
                                  --------       ----------
   VIRGINIA
      Norfolk..................        1.9             83.0
      Strasburg................        6.8            200.0
                                  --------       ----------
                                       8.7            283.0
                                  --------       ----------
   WASHINGTON
      Burlington...............        4.7            194.0
      Moses Lake...............        7.3            302.4
      Walla Walla..............        3.1            140.0
      Connell..................        5.7            235.2
      Wallula..................        1.2             40.0
      Pasco....................        6.7            209.0
                                  --------       ----------
                                      28.7          1,120.6
                                  --------       ----------

 WISCONSIN
    Tomah......................        4.6            161.0
    Babcock....................        3.4            111.1
    Plover.....................        9.4            358.4
                                  --------       ----------
                                      17.4            630.5
                                  --------       ----------
 TOTAL TEMPERATURE
   CONTROLLED LOGISTICS
   PROPERTIES..................      441.5         17,509.1
                                  ========       ==========

 ----------
 (1) Leasehold interest

ALEXANDER'S PROPERTIES

     The Company owns 33.1% of Alexander's outstanding common shares. The following table shows the location, approximate size and leasing status of each of the properties owned by Alexander's as of December 31, 2002.

                                                                                  APPROXIMATE
                                                                                LEASABLE SQUARE
                                                            APPROXIMATE             FOOTAGE/
                                                          AREA IN SQUARE             NUMBER             PERCENT
        LOCATION                                          FEET OR ACREAGE          OF FLOORS             LEASED
        --------                                         -----------------     -----------------        --------
        OPERATING PROPERTIES
         NEW YORK:
            Kings Plaza Regional Shopping
              Center--Brooklyn......................         24.3 acres           759,000/2 and 4(1)(2)     98%
            Rego Park I--Queens.....................          4.8 acres           351,000/3(1)             100%


            Flushing--Queens (3)....................         44,975 SF            177,000/4(1)               0%

         NEW JERSEY:
            Paramus--New Jersey.....................         30.3 acres                --(4)               100%
                                                                                ---------
                                                                                1,287,000
                                                                                =========

        DEVELOPMENT PROPERTIES
         NEW YORK:
            59th Street and Lexington Avenue--Manhattan

              (see below)...........................         84,420 SF          1,297,000/55

            Rego Park II--Queens....................         6.6 acres                 --

----------
(1)  Excludes parking garages.
(2) Excludes 339,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc.
(3) Leased by Alexander's through January 2027. Classified as an asset held for sale by Alexander's at December 31, 2002.
(4)  Ground leased to IKEA.

     The development plans at Lexington Avenue consist of an approximately
1.3 million square foot multi-use building. The building will contain approximately 154,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), approximately 878,000 net rentable square feet of office (695,000 square of which has been leased to Bloomberg L.P.) and 248,000 square feet of residential condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2004. On July 3, 2002 Alexander's finalized a $490,000,000 loan with HVB Real Estate Capital (Hypo Vereinsbank) to finance the construction of the Lexington Avenue property (the "Construction Loan"). The estimated construction costs in excess of the construction loan of approximately $140,000,000 will be provided by Alexander's. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 3.94%) and a term of forty-two months subject to two one-year extensions. Alexander's received an initial funding of $55,500,000 under the Construction Loan of which $25,000,000 was used to repay the Alexander's term loan to a bank in the amount of $10,000,000 and a secured note in the amount of $15,000,000. Of the total construction budget of approximately $630,000,000, $162,000,000 has been spent to date and an additional $184,000,000 has been committed. Pursuant to the Construction Loan, the Company has agreed to guarantee among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by Alexander's (the "Completion Guarantee"). The $6,300,000 estimated fee payable by Alexander's to the Company for the Completion Guarantee is 1% of construction costs (as defined). In addition, if the Company should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, interest on those advances is at 15% per annum.

     On August 30, 2002, Alexander's sold its Third Avenue property located in the Bronx, New York. The 173,000 square foot property was sold for $15,000,000 resulting in a gain of $10,366,000, of which the Company's share was $3,524,000.

THE NEWKIRK MASTER LIMITED PARTNERSHIP

     In 1998, the Company and affiliates of Apollo Real Estate Investment Fund III, L.P. ("Apollo") formed a joint venture to acquire general and limited partnership interests in the Newkirk real estate partnerships. Since its formation, the joint venture has acquired equity interests in 91 partnerships which own approximately 19.6 million square feet of real estate and first and second mortgages secured by a portion of these properties. The Company owned a 30% interest in the joint venture with the balance owned by Apollo. On January 1, 2002, the Newkirk partnerships were merged into The Newkirk Master Limited Partnership (the "MLP") to create a vehicle to enable the partners to have greater access to capital and future investment opportunities. In connection with the merger, the Company received limited partner interests in the MLP equal to an approximate 21.1% interest and Apollo received limited partner interests in the MLP equal to an approximate 54.5% interest. At December 31, 2002, the Company has a 21.7% interest in the MLP and Apollo has a 55.9% interest. Further, the joint venture is the general partner of the MLP.

     Simultaneously, the MLP completed a $225,000,000 secured financing collateralized by its interests in the entities that own the properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at December 31, 2002) and matures on January 31, 2005, with two one-year extension options. As a result of the financing, on February 6, 2002 the MLP repaid approximately $28,200,000 of existing joint venture debt and distributed approximately $37,000,000 to the Company.

     The Company's equity investment in the joint venture at December 31, 2002 was comprised of:

             Investments in limited partnerships...     $   134,200,000
             Mortgages and loans receivable........          39,511,000
             Other.................................           8,754,000
                                                        ---------------
                                                        $   182,465,000
                                                        ===============

     The Company's share of the joint venture debt was approximately $312,679,000 at December 31, 2002.

     The following table sets forth a summary of the real estate owned by the
MLP:

                                             Number of
                                            Properties         Square Feet
                                          --------------      --------------
                 Office.............            35                8,075,000
                 Retail.............           169                6,447,000
                 Other..............            34                5,082,000
                                           -------             ------------
                                               238               19,604,000
                                           =======             ============

     As of December 31, 2002, the occupancy rate of the properties is 99.9%.

     The primary lease terms range from 20 to 25 years from their original commencement dates with rents, typically above market, which fully amortize the first mortgage debt on the properties. In addition, tenants generally have multiple renewal options, with rents, on average, below market.

     Below is a listing of tenants which accounted for 2% or more of the MLP's revenues in 2002:

                                                    Square
                                                     Feet          2002
         Tenant                                     Leased        Revenues     Percentage
         ------------------------                -----------  -------------   ------------
         Raytheon...........................      2,286,000    $ 38,665,000         12.6%
         Albertson's Inc....................      2,763,000      27,060,000          8.8%
         The Saint Paul Co..................        530,000      25,410,000          8.3%
         Kaiser Alum & Chemical Corp (1)....        911,000      23,794,000          7.8%
         Honeywell..........................        728,000      19,420,000          6.3%
         Cummins Engine Company, Inc........        390,000      14,405,000          4.7%
         Federal Express....................        592,000      13,546,000          4.4%
         Owens-Illinois.....................        707,000      13,363,000          4.4%
         Entergy Gulf States................        490,000      12,089,000          3.9%
         Stater Bros Markets................        734,000      10,354,000          3.4%

        ----------
        (1) On February 12, 2002, Kaiser Aluminum, which leases an office building located in Oakland, California, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. To date, this lease has not been assumed or rejected.

     The following table sets forth lease expirations for each of the next 10 years, as of December 21, 2002, assuming that none of the tenants exercise their renewal options.

                                                                                                    Annual Escalated
                                                                    Percentage of Total          Rent of Expiring Leases
                                  Number of       Square Feet of          Leased           ---------------------------------
Year                          Expiring Leases    Expiring Leases       Square Feet           Total         Per Square Foot
----                         -----------------  -----------------  -------------------    -----------     -----------------
2003......................             3                158,000            0.8%           $   2,149,000      $    13.60
2004......................             6                280,000            1.4%               6,281,000           22.43
2005......................            29              1,310,000            6.9%               7,935,000            6.06
2006......................            31              2,420,000           12.8%              32,398,000           13.39
2007......................            33              2,992,000           15.8%              38,021,000           12.07
2008......................           101              7,797,000           41.2%              94,083,000           17.51
2009......................            30              2,678,000           14.1%              72,195,000           26.96
2010......................             1                821,000            4.3%               2,780,000            3.39
2011......................             2                155,000            0.8%               2,177,000           14.05
2012......................             2                325,000            1.7%               2,038,000            6.27

Newkirk Master Limited Partnership Properties

The following table sets forth The Newkirk Master Limited Partnership Properties as of December 31, 2002:



                                         APPROXIMATE LEASABLE
                                           BUILDING SQUARE
                       LOCATION                FOOTAGE
                 ---------------------   --------------------
                 OFFICE:
                 ARKANSAS
                    Little Rock.......             36,000
                    Pine Bluff........             27,000
                                             ------------
                                                   63,000
                                             ------------
                 CALIFORNIA
                    El Segundo (1)....            185,000
                    El Segundo (1)....            959,000
                    El Segundo (1)....            185,000
                    Oakland (1).......            911,000
                    Walnut Creek (1)..             55,000
                                             ------------
                                                2,295,000
                                             ------------
                 COLORADO

                    Colorado Springs..             71,000
                                             ------------

                 FLORIDA
                    Orlando (1).......            184,000
                    Orlando (1).......            357,000
                                             ------------
                                                  541,000
                                             ------------

                 INDIANA
                    Columbus (1)......            390,000
                                             ------------

                 MARYLAND
                    Baltimore (1).....            530,000
                                             ------------

                 FLORIDA

                    Bridgeton (1).....             54,000
                                             ------------

                 NEW JERSEY
                    Carteret..........             96,000
                    Elizabeth (1).....             30,000
                    Morris Township (1)           225,000
                    Morris Township (1)            50,000
                    Morris Township (1)           137,000
                    Morris Township...            141,000
                    Morristown (1)....            316,000
                    Plainsboro (1)....              2,000
                                             ------------
                                                  997,000
                                             ------------
                 NEVADA
                    Las Vegas.........            282,000
                                             ------------

                 OHIO
                    Miamisburg (1)....             61,000
                    Miamisburg (1)....             86,000
                    Toledo (1)........            707,000
                                             ------------
                                                  854,000
                                             ------------
                 PENNSYLVANIA
                    Allentown.........             71,000
                                             ------------

                 TENNESSEE
                    Johnson City......             64,000
                    Kingport..........             43,000
                    Memphis (1).......            521,000
                                             ------------
                                                  628,000
                                             ------------
                 TEXAS
                    Beaumont (1)......            426,000
                    Beaumont (1)......             50,000
                    Bedford (1).......            207,000
                    Dallas (1)........            185,000
                    Dallas............            152,000
                    Garland (1).......            279,000
                                             ------------
                                                1,299,000
                                             ------------

                                             ------------
                 Total Office.........          8,075,000
                                             ------------

                                              APPROXIMATE
                                          LEASABLE BUILDING
                       LOCATION             SQUARE FOOTAGE
                 ---------------------    -----------------
                 RETAIL:
                 ALABAMA
                    Dothan (1)........             54,000
                    Hunstville (1)....             60,000
                    Huntsville (1)....             58,000
                    Montgomery (1)....             56,000
                    Montgomery........             66,000
                    Tuscaloosa (1)....             56,000
                                             ------------
                                                  350,000
                                             ------------
                 ARIZONA
                    Bisbee (1)........             30,000
                    Tucson (1)........             37,000
                                             ------------
                                                   67,000
                                             ------------
                 CALIFORNIA
                    Anaheim (1).......             26,000
                    Barstow...........             30,000
                    Beaumont..........             29,000
                    Calimesa..........             29,000
                    Colton............             73,000
                    Colton............             26,000
                    Corona (1)........             33,000
                    Corona (1)........              9,000
                    Costa Mesa (1)....             18,000
                    Costa Mesa (1)....             17,000
                    Desert Hot Springs
                     (1)..............             29,000
                    Downey............             39,000
                    Fontana...........             26,000
                    Garden Grove (1)..             26,000
                    Glen Avon Heights
                     (1)..............             42,000
                    Huntington Beach..             44,000
                    Indio (1).........             10,000
                    Lancaster.........             42,000
                    Livermore (1).....             53,000
                    Lomita (1)........             33,000
                    Mammoth Lakes (1).             44,000
                    Mojave (1)........             34,000
                    Ontario (1).......             24,000
                    Orange (1)........             26,000
                    Pinole (1)........             58,000
                    Pleasanton........            175,000
                    Rancho Cucamonga..             24,000
                    Rialto............             29,000
                    Rubidoux..........             39,000
                    San Bernadino.....             30,000
                    San Bernadino.....             40,000
                    San Diego (1).....            226,000
                    Santa Ana (1).....             26,000
                    Santa Monica......            150,000
                    Santa Rosa (1)....             22,000
                    Simi Valley (1)...             40,000
                    Sunnymead.........             30,000
                    Ventura (1).......             40,000
                    Westminster.......             26,000
                    Yucaipa...........             31,000
                                             ------------
                                                1,748,000
                                             ------------

                 COLORADO
                    Aurora (1)........             41,000
                    Aurora............             29,000
                    Aurora............             42,000
                    Aurora............             24,000
                    Littleton.........             29,000
                    Littleton.........             39,000
                                             ------------
                                                  204,000
                                             ------------

                                         APPROXIMATE LEASABLE
                                           BUILDING SQUARE
                       LOCATION                FOOTAGE
                 ---------------------   --------------------
                 RETAIL-CONTINUED
                 FLORIDA
                    Bradenton (1).....             60,000
                    Cape Coral........             30,000
                    Casselberry (1)...             68,000
                    Gainsville........             41,000
                    Largo.............             54,000
                    Largo.............             40,000
                    Largo.............             30,000
                    Orlando (1).......             58,000
                    Pinellas Park.....             60,000
                    Port Richey (1)...             54,000
                    Stuart (1)........             54,000
                    Tallahassee (1)...             54,000
                    Venice (1)........             42,000
                                              -----------
                                                  645,000
                                              -----------
                 GEORGIA
                    Atlanta (1).......              6,000
                    Atlanta (1).......              4,000
                    Chamblee (1)......              5,000
                    Cumming (1).......             14,000
                    Duluth (1)........              9,000
                    Forest Park (1)...             15,000
                    Jonesboro (1).....              5,000
                    Stone Mountain (1)              6,000
                                              -----------
                                                   64,000
                                              -----------
                 IDAHO
                    Boise (1).........             37,000
                    Boise (1).........             43,000
                                              -----------
                                                   80,000
                                              -----------
                 ILLINOIS
                    Champaign.........             31,000
                    Freeport..........             30,000
                    Rock Falls........             28,000
                                              -----------
                                                   89,000
                                              -----------
                 INDIANA
                    Carmel (1)........             39,000
                    Lawrence (1)......             29,000
                                              -----------
                                                   68,000
                                              -----------

                 KENTUCKY
                    Louisville........             10,000
                    Louisville........             40,000
                                              -----------
                                                   50,000
                                              -----------
                 LOUISIANA
                    Baton Rouge.......             58,000
                    Minden............             35,000
                                              -----------
                                                   93,000
                                              -----------
                 MONTANA
                    Billings (1)......             41,000
                    Bozeman (1).......             21,000
                                              -----------
                                                   62,000
                                              -----------
                 NORTH CAROLINA
                    Jacksonville......             23,000
                    Jefferson (1).....             23,000
                    Lexington (1).....             23,000
                                              -----------
                                                   69,000
                                              -----------
                 NEBRASKA
                    Omaha.............             73,000
                    Omaha.............             66,000
                    Omaha.............             67,000
                                              -----------
                                                  206,000
                                              -----------
                 NEW JERSEY
                    Garwood (1).......             52,000
                                              -----------

                 NEW MEXICO
                    Albuquerque (1)...             35,000
                    Las Cruces (1)....             30,000
                                              -----------
                                                   65,000
                                              -----------
                 NEVADA
                    Las Vegas.........             38,000
                    Las Vegas (1).....             60,000
                                              -----------
                                                   98,000
                                              -----------

                                              APPROXIMATE
                                          LEASABLE BUILDING
                       LOCATION             SQUARE FOOTAGE
                 ---------------------    -----------------
                  RETAIL-CONTINUED
                 NEW YORK
                    Portchester (1)...             59,000
                                             ------------

                 OHIO
                    Cincinnati (1)....             26,000
                    Columbus (1)......             34,000
                    Franklin (1)......             29,000
                                             ------------
                                                   89,000
                                             ------------
                 OKLAHOMA
                    Lawton (1)........             31,000
                    Oklahoma City (1).             32,000
                                             ------------
                                                   63,000
                                             ------------
                 OREGON
                    Beaverton.........             42,000
                    Grants Pass (1)...             34,000
                    Portland..........             42,000
                    Salem.............             52,000
                                             ------------
                                                  170,000
                                             ------------
                 PENNSYLVANIA
                    Doylestown........              4,000
                    Lansdale..........              4,000
                    Lima..............              4,000
                    Philadelphia......             50,000
                    Philadelphia......              4,000
                    Philadelphia......              4,000
                    Philadelphia......              4,000
                    Philadelphia......              4,000
                    Philadelphia......              4,000
                    Philadelphia......              4,000
                    Philadelphia......              4,000
                    Philadelphia......              4,000
                    Philadelphia......              4,000
                    Richboro..........              4,000
                    Wayne.............              4,000
                                             ------------
                                                  106,000
                                             ------------
                 SOUTH CAROLINA
                    Moncks Corner (1).             23,000
                                             ------------

                 SOUTH DAKOTA
                    Sioux Falls (1)...             60,000
                                             ------------

                 TEXAS

                    Allen.............             41,000
                    Carrolton (1).....             61,000
                    Dallas (1)........             68,000
                    Ennis.............             44,000
                    Fort Worth (1)....             44,000
                    Garland (1).......             40,000
                    Granbury (1)......             35,000
                    Grand Prairie (1).             49,000
                    Greenville (1)....             48,000
                    Hillsboro (1).....             35,000
                    Houston (1).......             52,000
                    Huntsville........             62,000
                    Lubbock (1).......             54,000
                    Midland...........             60,000
                    Rockdale..........             44,000
                    Rockwell..........             43,000
                    Taylor............             62,000
                    Texarkana (1).....             46,000
                    Waxahachie........             62,000
                    Woodville.........             44,000
                                             ------------
                                                  994,000
                                             ------------
                 UTAH
                    Bountiful (1).....             50,000
                    Sandy (1).........             42,000
                                             ------------
                                                   92,000
                                             ------------
                 VIRGINIA
                    Staunton (1)......             23,000
                                             ------------

                                         APPROXIMATE LEASABLE
                                           BUILDING SQUARE
                       LOCATION                FOOTAGE
                 ---------------------   --------------------
                 RETAIL-CONTINUED
                 TENNESSEE
                    Chattanooga (1)...             42,000
                    Memphis (1).......             75,000
                    Las Vegas (1).....             38,000
                    Reno (1)..........             42,000
                                              -----------
                                                  197,000
                                              -----------
                 WASHINGTON
                    Bothell (1).......             28,000
                    Edmonds (1).......             35,000
                    Everett (1).......             35,000
                    Federal Way.......             42,000
                    Graham (1)........             45,000
                    Kent..............             42,000
                    Milton (1)........             45,000
                    Port Orchard (1)..             28,000
                    Redmond (1).......             45,000
                    Spokane...........             42,000
                    Spokane (1).......             39,000

                    Woodinville (1)...             30,000
                                              -----------
                                                  456,000
                                              -----------

                 WYOMING
                    Cheyenne..........             12,000
                    Cheyenne (1)......             31,000
                    Douglas...........             12,000
                    Evanston..........             28,000
                    Evanston..........             10,000
                    Torrington........             12,000
                                              -----------
                                                  105,000
                                              -----------

                                              -----------
                  Total Retail                  6,447,000
                                              -----------

                                              APPROXIMATE
                                          LEASABLE BUILDING
                       LOCATION             SQUARE FOOTAGE
                 ---------------------    -----------------
                  OTHER
                 ALABAMA
                    Florence (1)......             42,000
                                              -----------

                 ARIZONA
                    Flagstaff (1).....            114,000
                    Flagstaff (1).....             10,000
                    Sun City (1)......             10,000
                                              -----------
                                                  134,000
                                              -----------
                 CALIFORNIA
                    Colton............            668,000
                    Long Beach (1)....            478,000
                    Long Beach (1)....            201,000
                    Palo Alto (1).....            123,000
                                              -----------
                                                1,470,000
                                              -----------
                 COLORADO
                    Arvada (1)........             10,000
                    Ft. Collins (1)...             10,000
                    Lakewood (1)......             10,000
                                              -----------
                                                   30,000
                                              -----------
                 FLORIDA
                    Orlando (1).......            205,000
                                              -----------

                  MAINE
                    North Berwick.....            821,000
                                              -----------

                  NEW MEXICO
                    Carlsbad (1)......             10,000
                                              -----------

                 NORTH CAROLINA
                    Charlotte (1).....             34,000
                    Concord (1).......             32,000
                    Mint Hill (1).....             23,000
                    New Bern (1)......             21,000
                    Thomasville (1)...             21,000
                                              -----------
                                                  131,000
                                              -----------
                 PENNSYLVANIA
                    New Kingston (1)..            430,000
                                              -----------

                 SOUTH CAROLINA
                    N. Myrtle Beach (1)            37,000
                                              -----------

                 TENNESSEE
                    Paris (1).........             31,000
                    Franklin (1)......            289,000
                    Memphis (1).......            780,000
                                              -----------
                                                1,100,000
                                              -----------

                 TEXAS
                    Lewisville........            256,000
                    Corpus Christi (1)             10,000
                    El Paso (1).......             10,000
                    Euless (1)........             10,000
                    Lewisville (1)....             10,000
                    McAllen (1).......             10,000
                    Victoria (1)......             10,000
                                              -----------
                                                  316,000
                                              -----------
                 WISCONSIN
                    Windsor (1).......            356,000
                                              -----------
                 Total Other..........          5,082,000
                                              -----------

                 GRAND TOTAL..........         19,604,000
                                              ===========

---------------
(1) leasehold interest.

HOTEL PENNSYLVANIA

     The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

     The Hotel is dependent on tourism and was severely impacted by the events of September 11, 2001, accelerating a trend which began in the first quarter of 2001. The following table presents rental information for the Hotel:

                                                              Year Ended December 31,
                                                 -----------------------------------------------
                                                  2002          2001          2000          1999
                                               ---------     ---------     ---------     ---------
               Average occupancy rate........       65%           63%           76%           80%
               Average daily rate............    $  89         $ 110         $ 114         $ 105
               Revenue per available room....    $  58         $  70         $  87         $  84

     As of December 31, 2002, the property's retail and office space was 47% and 53% occupied compared to 56% and 61% as of December 2001. 25 tenants occupy the retail and office space. Annual rent per square foot of retail and office space in 2002 was $40 and $12 compared to $50 and $21 in 2001 and $45 and $17 in 2000.

DRY WAREHOUSE/INDUSTRIAL PROPERTIES

     The Company's dry warehouse/industrial properties consist of eight buildings in New Jersey containing approximately 2.0 million square feet. The average term of a tenant's lease is three to five years.

     The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past four years.

                                                                          Average Annual
                                  As of                 Occupancy            Rent Per
                                 December 31,            Rate               Square Foot
                               ------------------     --------------     ----------------
                             2002.............            95%               $  3.81
                             2001.............           100%                  3.67
                             2000.............            90%                  3.52
                             1999.............            92%                  3.37

     In November 2002, the Company entered into an agreement to ground lease its East Brunswick industrial property to Lowe's. Lowe's will demolish the existing warehouse containing 326,000 square feet and construct its own retail store. This lease is subject to various governmental approvals.

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

Primestone
----------

     As previously disclosed, Primestone filed an amended counterclaim against the Company in Delaware Chancery Court on July 31, 2002, alleging, among other things, that Vornado's April 30, 2002 foreclosure on the collateral pledged by Primestone did not comply with the Uniform Commercial Code. On December 19, 2002, the Delaware Chancery Court dismissed all of Primestone's counterclaims. On January 17, 2003, Primestone filed a notice of appeal. In its brief filed on February 14, 2003, Primestone asked the Delaware Supreme Court to reverse the Delaware Chancery court's decision that (1) Vornado's foreclosure auction was held in a commercially reasonable manner, and (2) Vornado did not tortiously interfere with Primestone business relations. This litigation is continuing.

     Primestone and several affiliates commenced an action against the Company on May 3, 2002 in New York Supreme Court, alleging substantially the same causes of action as in its amended counterclaim in the Delaware Chancery Court. On June 10, 2002, Vornado moved to dismiss this action. This litigation is continuing.

     On May 9, 2002, five affiliates of Primestone asserted counterclaims in an action which the Company had commenced against them on March 28, 2002 in New York Supreme Court. The counterclaims are virtually identical to the claims asserted in the May 3, 2002 action. On May 29, 2002, Vornado filed an answer denying the essential allegations of the counterclaims. This litigation is continuing.

Stop & Shop
-----------

     On January 8, 2003, Stop & Shop filed a complaint with the United States District Court claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. The additional rent provision of the guaranty expires at the earliest in 2012. The Company intends to vigorously contest Stop & Shop's position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

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

                                                       PRINCIPAL OCCUPATION, POSITION AND OFFICE (CURRENT AND
NAME                            AGE                 DURING PAST FIVE YEARS WITH VORNADO UNLESS OTHERWISE STATED)
----                            ---    --------------------------------------------------------------------------------------
Steven Roth................      61    Chairman  of the  Board,  Chief  Executive  Officer  and  Chairman  of  the  Executive
                                       Committee of the Board;  the Managing  General  Partner of Interstate  Properties,  an
                                       owner of  shopping  centers  and an investor in  securities  and  partnerships;  Chief
                                       Executive  Officer of  Alexander's,  Inc.  since March 1995 and a Director since 1989;
                                       Chairman and CEO of Vornado Operating since 1998.

Michael D. Fascitelli......      46    President and a Trustee since  December  1996;  President of  Alexander's  Inc.  since
                                       August 2000 and Director  since  December 1996;  Director of Vornado  Operating  since
                                       1998;  Partner at  Goldman,  Sachs & Co.  in charge of its real estate  practice  from
                                       December 1992 to December 1996;  and Vice President at Goldman,  Sachs & Co., prior to
                                       December 1992.

Melvyn H. Blum.............      56    Executive Vice President--Development  since January 2000; Senior Managing Director at
                                       Tishman  Speyer  Properties  in charge of its  development  activities  in the  United
                                       States from  July 1998 to  January 2000;  and  Managing  Director of  Development  and
                                       Acquisitions at Tishman Speyer Properties prior to July 1998.

Michelle Felman............      40    Executive Vice  President--Acquisitions  since September 2000;  Independent Consultant to Vornado from October 1997 to September 2000;  Managing Director-Global Acquisitions
                                       and Business Development of GE Capital from 1991 to July 1997.

David R. Greenbaum.........      51    President of the New York City Office Division since April 1997 (date of the
                                       Company's acquisition); President of Mendik Realty (the predecessor to the New York
                                       City Office Properties Division) from 1990 until April 1997.

Christopher Kennedy........      39    President of the  Merchandise  Mart  Division  since  September 2000;  Executive  Vice
                                       President of the Merchandise  Mart from April 1998 to  September 2000;  Executive Vice
                                       President of Merchandise Mart Properties, Inc. from 1994 to April 1998.

Paul Larner................      47    Executive  Vice  President  --  Chief  Administrative   Officer  and  Secretary  since
                                       October 2002;  Chief Operating Officer and Chief Financial Officer of Charles E. Smith
                                       Commercial  Realty,  a  division  of  Vornado Realty  Trust  from  January 2002  (date acquired by the Company) to October 2002;  Chief Financial Officer of Charles E. Smith
                                       Commercial  Realty L.P. (the predecessor to Charles E.  Smith Commercial  Realty) from
                                       October 1997 until January 2002.

Joseph Macnow..............      57    Executive  Vice  President--Finance  and  Administration  since January 1998 and Chief
                                       Financial Officer since March 2001; Executive Vice President -- Finance and
                                       Administration of Vornado Operating since 1998; Vice President-Chief Financial
                                       Officer of the Company from 1985 to January 1998; Executive Vice President and Chief Financial Officer of Alexander's, Inc. since August 1995.

Sandeep Mathrani...........      40    Executive  Vice  President--Retail  Real  Estate  since  March  2002;   Executive Vice
                                       President, Forest City Ratner from 1994 to February 2002.

Wendy Silverstein..........      42    Executive Vice  President--Capital  Markets since April 1998;  Senior Credit Officer of
                                       Citicorp Real Estate and Citibank, N.A. from 1986 to 1998.

Robert H. Smith............      74    Chairman of Charles E.  Smith Commercial  Realty, a division of Vornado Realty  Trust, and  Trustee  of the  Company  since  January 2002  (date  acquired  by the  Company);
                                       Co-Chief  Executive  Officer  and  Co-Chairman  of  the  Board  of  Charles E. Smith
                                       Commercial  Realty L.P. (the predecessor to Charles E. Smith Commercial Realty) prior to January 2002.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Vornado's common shares are traded on the New York Stock Exchange under the symbol "VNO".

     Quarterly closing price ranges of the common shares and dividends paid per share for the years ended December 31, 2002 and 2001 were as follows:

                                                        YEAR ENDED                                      YEAR ENDED
         QUARTER                                     DECEMBER 31, 2002                               DECEMBER 31, 2001
         ----------                        ------------------------------------            -------------------------------------
                                             HIGH          LOW        DIVIDENDS              HIGH           LOW        DIVIDENDS
                                           --------      --------     ---------            ---------     ---------     ---------
         1st........................       $  44.90      $  41.78      $   .66             $   38.76     $   34.57      $   .53
         2nd........................          47.10         43.02          .66                 39.75         34.56          .53
         3rd........................          45.38         37.65          .66                 41.60         37.95          .60
         4th........................          39.21         34.41          .68                 41.65         37.60          .97*

---------------
         * Comprised of a regular quarterly dividend of $.66 per share and a special dividend of $.31 declared on December 18, 2001, which was necessary to avoid the Company incurring an excise tax on distributions of less than 85% of taxable income in the current year.

     On March 3, 2003, there were 1,750 holders of record of the Company's common shares.

     At December 31, 2002, the Company had a capital loss carryover of approximately $73,000,000. The capital loss carryover is available to offset future capital gains that would otherwise be required to be distributed as dividends to shareholders.

     RECENT SALES OF UNREGISTERED SECURITIES

     During 2002, 2001 and 2000 the Company issued 176,848, 6,002 and 2,357 common shares, respectively, upon the redemption of Class A units of the Operating Partnership held by persons who received units in private placements in earlier periods in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                      YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------------------------
                                                                 2002(2)         2001         2000          1999          1998
                                                               -----------   -----------   -----------   -----------   -----------
(in thousands, except share and per share amounts)

OPERATING DATA
Revenues:
     Rentals ...............................................   $ 1,248,903   $   841,999   $   695,078   $   591,270   $   425,496
     Expense reimbursements ................................       159,978       133,114       120,056        96,842        74,737
     Other income ..........................................        26,189        10,660        10,838         8,251         9,627
                                                               -----------   -----------   -----------   -----------   -----------

Total Revenues                                                   1,435,070       985,773       825,972       696,363       509,860
                                                               -----------   -----------   -----------   -----------   -----------
Expenses:
     Operating .............................................       541,596       398,969       318,360       282,118       207,171
     Depreciation and amortization .........................       205,826       123,862        99,846        83,585        59,227
     General and administrative ............................        98,458        72,572        47,911        40,151        28,610
     Amortization of officer's deferred
       compensation expense ................................        27,500            --            --            --            --
     Costs of acquisitions and development
       not consummated .....................................         6,874         5,223            --            --            --
                                                               -----------   -----------   -----------   -----------   -----------
Total Expenses .............................................       880,254       600,626       466,117       405,854       295,008
                                                               -----------   -----------   -----------   -----------   -----------
Operating Income ...........................................       554,816       385,147       359,855       290,509       214,852
Income applicable to Alexander's ...........................        29,653        25,718        17,363        11,772         3,123
Income from partially-owned entities .......................        44,458        80,612        86,654        78,560        32,025
Interest and other investment income .......................        31,685        54,385        32,926        18,359        24,074
Interest and debt expense ..................................      (239,525)     (173,076)     (171,398)     (141,683)     (114,686)
Net (loss) gain on disposition of wholly-owned and
   partially-owned assets other than real estate ...........       (17,471)       (8,070)           --            --         9,649
Minority interest:
    Perpetual preferred unit distributions .................       (72,500)      (70,705)      (62,089)      (19,254)         (756)
    Minority limited partnership earnings ..................       (64,899)      (39,138)      (38,320)      (33,904)      (14,822)
    Partially-owned entities ...............................        (3,185)       (2,520)       (1,965)       (1,840)         (605)
                                                               -----------   -----------   -----------   -----------   -----------
Income before gains on sales of real estate and cumulative
   effect of change in accounting principle ................       263,032       252,353       223,026       202,519       152,854
Gains on sale of real estate ...............................            --        15,495        10,965            --            --
Cumulative effect of change in accounting principle ........       (30,129)       (4,110)           --            --            --
                                                               -----------   -----------   -----------   -----------   -----------
Net income .................................................       232,903       263,738       233,991       202,519       152,854
Preferred share dividends ..................................       (23,167)      (36,505)      (38,690)      (33,438)      (21,690)
                                                               -----------   -----------   -----------   -----------   -----------

Net income applicable to common shares .....................   $   209,736   $   227,233   $   195,301   $   169,081   $   131,164
                                                               ===========   ===========   ===========   ===========   ===========

   Income per share--basic .................................   $      1.98   $      2.55   $      2.26   $      1.97   $      1.62
   Income per share--diluted ...............................   $      1.91   $      2.47   $      2.20   $      1.94   $      1.59
   Cash dividends declared for common shares ...............   $      2.66   $      2.63   $      1.97   $      1.80   $      1.64

BALANCE SHEET DATA
   Total assets ............................................   $ 9,018,179   $ 6,777,343   $ 6,403,210   $ 5,479,218   $ 4,425,779
   Real estate, at cost ....................................     7,559,694     4,690,211     4,354,392     3,921,507     3,315,891
   Accumulated depreciation ................................       737,426       506,225       393,787       308,542       226,816
   Debt ....................................................     4,071,320     2,477,173     2,688,308     2,048,804     2,051,000
   Shareholders' equity ....................................     2,627,356     2,570,372     2,078,720     2,055,368     1,782,678

                                                                                      YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------------------------
(in thousands)                                                   2002(2)      2001(2)(3)     2000(3)        1999          1998
                                                               -----------   -----------   -----------   -----------  ------------
OTHER DATA
   Funds from operations(1):
   Net income applicable to common shares ..................   $   209,736   $   227,233   $   195,301   $   169,081  $    131,164
   Cumulative effect of change in
     accounting principle ..................................        30,129         4,110            --            --            --
   Depreciation and amortization of real
     property ..............................................       195,808       119,568        97,744        82,216        58,277
   Straight-lining of property rentals for rent
     escalations ...........................................       (27,295)      (24,314)      (28,893)      (22,881)      (14,531)
   Amortization of below market leases, net ................       (12,634)           --            --            --            --
   Leasing fees received in excess of income
     recognized ............................................         1,318         1,954         1,259         1,705         1,339
   Net gain on sale of real estate .........................            --       (12,445)      (10,965)           --            --
   Net gain from insurance settlement and
     condemnation proceedings ..............................            --        (3,050)           --            --        (9,649)
   Appreciation/(depreciation) of securities
     held in officer's deferred compensation trust .........            --         3,023         4,765          (340)          340
   Gains on sale of securities available for sale ..........            --            --            --          (383)         (898)
   Proportionate share of adjustments to equity
     in income of partially-owned entities
     to arrive at funds from operations:
     Temperature Controlled Logistics ......................        36,500        34,531        35,565        31,400        41,988
     Alexander's ...........................................        (2,825)       (5,980)           93         1,324         4,023
     Partially-owned office buildings ......................         2,847         1,913         2,926            50         3,561
     Hotel Pennsylvania ....................................            --            --         5,779         4,866         4,083
     Charles E. Smith Commercial Realty L.P. ...............            --        17,917        15,767        12,024         2,974
     Other .................................................        12,763        10,538         9,448         7,463           219
   Minority interest in partially owned entities in
     excess of preferential distributions ..................       (45,324)      (16,810)      (16,445)       (9,020)       (3,991)
   Dilutive effect of Series A Preferred Share
     dividends .............................................         6,150        19,505        21,689        16,268            --
                                                               -----------   -----------   -----------   -----------  ------------
Funds from operations(1) ...................................   $   407,173   $   377,693   $   334,033   $   293,773  $    218,899
                                                               ===========   ===========   ===========    ==========  ============
Cash flow provided by (used in):
   Operating activities ....................................   $   499,825   $   387,685   $   249,921   $   176,895  $    189,406
   Investing activities ....................................       (24,117)      (79,722)     (699,375)     (494,204)   (1,257,367)
   Financing activities ....................................      (533,092)     (179,368)      473,813       262,131       879,815

----------
(1) Funds from operations does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures reported by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by the National Association of Real Estate Investment Trusts ("NAREIT"). Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified from this definition to adjust primarily for (i) the effect of straight-lining of property rentals for rent escalations and leasing fee income and (ii) the exclusion of income arising from the amortization of below market leases net of above market leases.
(2) Operating results for the year ended December 31, 2002, reflect the Company's January 1, 2002 acquisition of the remaining 66% of Charles E. Smith Commercial Realty L.P. ("CESCR") and the resulting consolidation of CESCR's operations. See Supplemental Information, page 82 for condensed Pro Forma Operating Results for the year ended December 31, 2001 giving effect to the CESCR acquisition as if it had occurred on January 1, 2001.
(3) Funds from operations as previously reported for the year ended December 31, 2001 and 2000 have been revised to include income from the early extinguishment of debt of $1,170 in 2001 and expense from the early extinguishment of debt of $1,125 in 2000 because such items are no longer treated as extraordinary items in accordance with Generally Accepted Accounting Principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Index to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                                           Page
                                                                                                          ------
             Overview........................................................................               59
               Critical Accounting Policies..................................................               60
             Results of Operations:
                   Years Ended December 31, 2002 and 2001....................................               66
                   Years Ended December 31, 2001 and 2000....................................               72
             Supplemental Information:
                   Summary of Net Income and Adjusted EBITDA for the Three Months Ended
                      December 31, 2002 and 2001.............................................               78
                   Changes by segment in Adjusted EBITDA for the Three Months Ended
                      December 31, 2002 and 2001.............................................               80
                   Changes by segment in Adjusted EBITDA for the Three Months Ended
                      December 31, 2002 as compared to September 30, 2002....................               80
                   Leasing Activity..........................................................               81
                   Pro forma Operating Results - CESCR Acquisition...........................               82
                   Senior Unsecured Debt Covenant Compliance Ratios..........................               82
                   Related Party Disclosure..................................................               83
             Liquidity and Capital Resources:
                   Cash Flows for the Years Ended December 31, 2002, 2001 and 2000...........               86
                   Funds from Operations for the Years Ended December 31, 2002 and 2001......               91

OVERVIEW

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company's consolidated financial statements for the years ended December 31, 2002, 2001 and 2000.

     Operating results for the year ended December 31, 2002, reflect the Company's January 1, 2002 acquisition of the remaining 66% of Charles E. Smith Commercial Realty L.P. ("CESCR") and the resulting consolidation of CESCR's operations. See Supplemental Information, page 82, for Condensed Pro Forma Operating Results for the year ended December 31, 2001 giving effect to the CESCR acquisition as if it had occurred on January 1, 2001.

          CRITICAL ACCOUNTING POLICIES

     In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

REAL ESTATE

     Real estate is carried at cost, net of accumulated depreciation and amortization. As of December 31, 2002, the Company's carrying amount of its real estate, net of accumulated depreciation is $6.8 billion. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the costs associated with a property to its various components. If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

     Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings, tenant improvements and acquired above and below market leases and the origination cost of acquired in-place leases in accordance with SFAS No. 141) and acquired liabilities, and allocate purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The Company's properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different. The impact of the Company's estimates in connection with acquisitions and future impairment analysis could be material to the Company's financial statements.

NOTES AND MORTGAGE LOANS RECEIVABLE

     The Company evaluates the collectibility of both interest and principal of each of its notes and mortgage loans receivable ($86.6 million as of December 31, 2002) if circumstances warrant to determine whether it is impaired. If the Company fails to identify that the investee or borrower are unable to perform, the Company's bad debt expense may be different.

PARTIALLY-OWNED ENTITIES

     The Company accounts for its investments in partially-owned entities ($997.7 million as of December 31, 2002) under the equity method when the Company's ownership interest is more than 20% but less than 50% and the Company does not exercise direct or indirect control. When partially-owned investments are in partnership form, the 20% threshold may be reduced. Factors that the Company considers in determining whether or not it exercises control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representation and authority and other contractual rights of its partners. To the extent that the Company is deemed to control these entities, these entities would have to be consolidated and therefore impact the balance sheet, operations and related ratios. On a periodic basis the Company evaluates whether there are any indicators that the value of the Company's investments in partially-owned entities are impaired. An investment is impaired if management's estimate of the value of the investment is less than the carrying amount. The ultimate realization of the Company's investment in partially-owned entities is dependent on a number of factors including the performance of the investee and market conditions. If the Company determines that a decline in the value of its investee is other than temporary, then an impairment charge would be recorded.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreement. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

REVENUE RECOGNITION

     The Company has the following revenue sources and revenue recognition policies:

          - Base Rents -- income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and free rent abatements under the leases.
          - Percentage Rents -- income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with SAB 101, which states that this income is to be recognized only after the contingency has been removed (i.e. sales thresholds have been achieved).
          - Hotel Revenues -- income arising from the operation of the Hotel Pennsylvania which consists of rooms revenue, food and beverage revenue, and banquet revenue. Income is recognized when rooms are occupied. Food and beverage and banquet revenue are recognized when the services have been rendered.
          - Trade Show Revenues -- income arising from the operation of trade shows, including rentals of booths. This revenue is recognized in accordance with the booth rental contracts when the trade shows have occurred.
          - Expense Reimbursement Income -- income arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This income is accrued in the same periods as the expenses are incurred.

          Before the Company recognizes revenue, it assesses among other things, its collectibility. If the Company incorrectly determines the collectibility of its revenue, its net income and assets could be overstated.

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

     Below is a summary of Net income and Adjusted EBITDA(1) by segment for the years ended December 31, 2002, 2001 and 2000. Prior to 2001, income from the Company's preferred stock affiliates ("PSAs") was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its PSAs and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated effective January 1, 2001. Amounts for the year ended December 31, 2000 have been reclassified to give effect to the consolidation of these entities, as if consolidated as of January 1, 2000 (see page 64 for the details of the reclassifications by line item). In addition, the Company has revised Adjusted EBITDA as previously reported for the year ended December 31, 2001 and 2000 to include income from the early extinguishment of debt of $1,170,000 in 2001 and expense from the early extinguishment of debt of $1,125,000 in 2000 because such items are no longer treated as extraordinary items in accordance with Generally Accepted Accounting Principles.

($ in thousands)                                                                December 31, 2002
                                                     ------------------------------------------------------------------------------
                                                                                                           Temperature
                                                                                               Merchandise  Controlled
                                                        Total         Office       Retail          Mart      Logistics    Other(2)
                                                     -----------   -----------   ---------     -----------   --------   -----------
Rentals...........................................   $ 1,248,903   $   867,938   $ 127,561     $   195,899       $ --   $    57,505
Expense reimbursements............................       159,978        89,890      51,750          14,754         --         3,584
Other income......................................        26,189        21,221       1,653           2,951         --           364
                                                     -----------   -----------   ---------     -----------   --------   -----------
Total revenues....................................     1,435,070       979,049     180,964         213,604         --        61,453
                                                     -----------   -----------   ---------     -----------   --------   -----------
Operating expenses                                       541,596       343,723      65,455          86,022         --        46,396
Depreciation and amortization                            205,826       146,746      15,507          26,716         --        16,857
General and administrative                                98,458        34,346       5,036          20,382         --        38,694
Costs of acquisitions and development
    not consummated...............................         6,874            --          --              --         --         6,874
Amortization of officer's deferred compensation
    expense.......................................        27,500            --          --              --         --        27,500
                                                     -----------   -----------   ---------     -----------   --------   -----------
Total expenses ...................................       880,254       524,815      85,998         133,120         --       136,321
                                                     -----------   -----------   ---------     -----------   --------   -----------
Operating income                                         554,816       454,234      94,966          80,484         --       (74,868)
Income applicable to Alexander's..................        29,653            --          --              --         --        29,653
Income from partially-owned entities..............        44,458         1,966        (687)           (339)     9,707        33,811
Interest and other investment income                      31,685         6,472         323             507         --        24,383
Interest and debt expense                               (239,525)     (141,044)    (56,643)        (22,948)        --       (18,890)
Net (loss) gain on disposition of wholly-owned
 and partially-owned assets other than real estate       (17,471)           --          --           2,156         --       (19,627)
Minority interest.................................      (140,584)     (119,910)    (13,736)        (23,910)     2,093        14,879
                                                     -----------   -----------   ---------     -----------   --------   -----------
Income before gains on sale of real estate and
  cumulative effect of change in accounting
  principle.......................................       263,032       201,718      24,223          35,950     11,800       (10,659)
Gains on sale of real estate .....................            --            --          --              --         --            --
Cumulative effect of change in accounting
 principle........................................       (30,129)           --          --              --    (15,490)      (14,639)
                                                     -----------   -----------   ---------     -----------   --------   -----------
Net income                                               232,903       201,718      24,223          35,950     (3,690)      (25,298)
Cumulative effect of change in accounting
 principle........................................        30,129            --          --              --     15,490        14,639
Interest and debt expense(3)......................       302,009       139,157      58,409          23,461     25,617        55,365

Depreciation and amortization(3)..................       257,707       149,361      17,532          27,006     34,474        29,334
                                                     -----------   -----------   ---------     -----------   --------   -----------
EBITDA............................................       822,748       490,236     100,164          86,417     71,891        74,040
Adjustments:
Minority interest                                        140,584       119,910      13,736          23,910     (2,093)      (14,879)
Gains (losses) on sale of real estate(3)..........        (1,405)           --          --              --      2,026        (3,431)
Straight-lining of rents(3)                              (29,837)      (24,352)     (1,863)         (1,772)        --        (1,850)
Amortization of below market leases, net .........       (12,634)      (12,469)         --              --         --            --
Other ............................................         1,549            --         860             323         --           366
                                                     -----------   -----------   ---------     -----------   --------   -----------
Adjusted EBITDA(1)................................   $   921,005   $   573,325   $ 112,732     $   108,878   $ 71,824   $    54,246
                                                     ===========   ===========   =========     ===========   ========   ===========

---------------
See Notes on page 65.

($ in thousands)                                                                December 31, 2001
                                                     ------------------------------------------------------------------------------
                                                                                                          Temperature
                                                                                             Merchandise  Controlled
                                                        Total         Office       Retail        Mart      Logistics    Other(2)
                                                     -----------   -----------   ---------   -----------  -----------   -----------
Rentals ..........................................   $   841,999   $   461,606   $ 121,023   $   197,668  $       --    $    61,702
Expense reimbursements ...........................       133,114        67,470      49,436        13,801          --          2,407
Other income .....................................        10,660         3,775       1,154         3,324          --          2,407
                                                     -----------   -----------   ---------   -----------  ----------    -----------
Total revenues ...................................       985,773       532,851     171,613       214,793          --         66,516
                                                     -----------   -----------   ---------   -----------  ----------    -----------
Operating expenses ...............................       398,969       217,581      56,547        83,107          --         41,734
Depreciation and amortization ....................       123,862        71,425      14,767        25,397          --         12,273
General and administrative .......................        72,572        12,421       3,576        18,081          --         38,494
Costs of acquisitions not
   consummated ...................................         5,223            --          --            --          --          5,223
                                                     -----------   -----------   ---------   -----------  ----------    -----------
Total expenses ...................................       600,626       301,427      74,890       126,585          --         97,724
                                                     -----------   -----------   ---------   -----------  ----------    -----------
Operating income .................................       385,147       231,424      96,723        88,208          --        (31,208)
Income applicable to
   Alexander's ...................................        25,718            --          --            --          --         25,718
Income from partially-owned
   entities ......................................        80,612        32,746       1,914           149      17,447(4)      28,356
Interest and other investment
   income ........................................        54,385         6,866         608         2,045          --         44,866
Interest and debt expense ........................      (173,076)      (54,667)    (55,358)      (33,354)         --        (29,697)
Net (loss) gain on disposition
   of wholly-owned and
   partially-owned assets
   other than real estate ........................        (8,070)           --          --           160          --         (8,230)
Minority interest ................................      (112,363)      (55,932)    (16,562)      (15,650)    (10,968)       (13,251)
                                                     -----------   -----------   ---------   -----------  ----------    -----------
Income before gains on sales
   of real estate and
   cumulative effect of change
   in accounting principle .......................       252,353       160,437      27,325        41,558       6,479         16,554
Gains on sale of real estate .....................        15,495        12,445       3,050            --          --             --
Cumulative effect of change in
   accounting principle ..........................        (4,110)           --          --            --          --         (4,110)
                                                     -----------   -----------   ---------   -----------  ----------    -----------
Net income .......................................       263,738       172,882      30,375        41,558       6,479         12,444
Cumulative effect of change in
   accounting principle ..........................         4,110            --          --            --          --          4,110
Interest and debt expense(3) .....................       266,784        92,410      57,915        33,354      26,459         56,646
Depreciation and
   amortization(3) ...............................       188,859        91,085      18,957        25,397      33,815         19,605
                                                     -----------   -----------   ---------   -----------  ----------    -----------
EBITDA ...........................................       723,491       356,377     107,247       100,309      66,753         92,805
Adjustments:
Gains on sale of real estate(3) ..................       (21,793)      (12,445)     (3,050)           --          --         (6,298)
Minority interest ................................       112,363        55,932      16,562        15,650      10,968         13,251
Net gain on disposition of
   wholly-owned and
   partially-owned assets
   other than real estate ........................          (160)           --          --          (160)         --             --
Straight-lining of rents(3) ......................       (26,134)      (20,064)        727        (4,997)         --         (1,800)
Other ............................................        (2,715)           --      (2,337)           --         716         (1,094)
                                                     -----------   -----------   ---------   -----------  -----------   -----------
Adjusted EBITDA(1) ...............................   $   785,052   $   379,800   $ 119,149   $   110,802  $   78,437    $    96,864
                                                     ===========   ===========   =========   ===========  ==========    ===========

---------------
See Notes on page 65.

($in thousands)                                          December 31, 2000 (after giving effect to consolidation of PSA's -
                                                                         see reclassifications below )
                                                ---------------------------------------------------------------------------------
                                                                                                       Temperature
                                                                                          Merchandise  Controlled
                                                   Total        Office        Retail         Mart       Logistics      Other(2)
                                                -----------   -----------   ---------     -----------   --------      -----------
Rentals .....................................   $   788,469   $   406,261   $ 129,902     $   171,001   $     --      $    81,305
Expense reimbursements ......................       120,074        60,767      45,490          10,654         --            3,163
Other income ................................        17,608         5,499       2,395           4,661         --            5,053
                                                -----------   -----------   ---------     -----------   --------      -----------
Total revenues ..............................       926,151       472,527     177,787         186,316         --           89,521
                                                -----------   -----------   ---------     -----------   --------      -----------
Operating expenses ..........................       379,524       199,424      55,671          74,553         --           49,876
Depreciation and amortization ...............       108,109        58,074      17,464          21,984         --           10,587
General and administrative ..................        63,468        10,401         667          16,330         --           36,070
                                                -----------   -----------   ---------     -----------   --------      -----------
Total expenses ..............................       551,101       267,899      73,802         112,867         --           96,533
                                                -----------   -----------   ---------     -----------   --------      -----------
Operating income ............................       375,050       204,628     103,985          73,449         --           (7,012)
Income applicable to Alexander's ............        17,363            --          --              --         --           17,363
Income from partially-owned
   entities .................................        79,694        29,210         667              --     28,778(4)        21,039
Interest and other investment
   income ...................................        33,798         6,162          --           2,346         --           25,290
Interest and debt expense ...................      (180,505)      (62,162)    (54,305)        (38,569)        --          (25,469)
Minority interest ...........................      (102,374)      (46,917)    (16,550)        (12,660)   (12,483)         (13,764)
                                                -----------   -----------   ---------     -----------   --------      -----------
Income before gains on sales of .............       223,026       130,921      33,797          24,566     16,295           17,447
   real estate
Gains on sales of real estate ...............        10,965         8,405       2,560              --         --               --
                                                -----------   -----------   ---------     -----------   --------      -----------
Net income ..................................       233,991       139,326      36,357          24,566     16,295           17,447
Interest and debt expense(3) ................       260,573        96,224      55,741          38,566     27,424           42,618
Depreciation and amortization(3) ............       167,268        76,696      18,522          20,627     34,015           17,408
                                                -----------   -----------   ---------     -----------   --------      -----------
EBITDA ......................................       661,832       312,246     110,620          83,759     77,734           77,473
Adjustments:
Minority interest ...........................       102,374        46,917      16,550          12,660     12,483           13,764
Gains on sale of real estate(3) .............       (10,965)       (8,405)     (2,560)             --         --               --
Straight-lining of rents(3) .................       (30,001)      (19,733)     (2,295)         (5,919)    (1,121)            (933)
Other .......................................        14,510            --      (1,654)          1,358      4,064(2)        10,742(5)
                                                -----------   -----------   ---------     -----------   --------      -----------
Adjusted EBITDA(1) ..........................   $   737,750   $   331,025   $ 120,661     $    91,858   $ 93,160      $   101,046
                                                ===========   ===========   =========     ===========   ========      ===========

----------
See Notes on page 65.

     Prior to 2001, income from the Company's investments in preferred stock affiliates ("PSAs") was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its PSAs and converted these entities to taxable REIT subsidiaries. Accordingly, the operations of the Hotel portion of the Hotel Pennsylvania and the operations of the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated effective January 1, 2001. Amounts for the year ended December 31, 2000 have been reclassified to give effect to the consolidation of these entities, as of January 1, 2000. The effect of these reclassifications in 2000 was as follows:

             (i)      reduction in equity in income of partially-owned entities    $     (8,599,000)
            (ii)      increase in rental revenues                                        64,501,000
           (iii)      increase in other income                                            8,325,000
            (iv)      increase in operating expenses                                    (41,233,000)
             (v)      increase in depreciation and amortization                          (6,906,000)
            (vi)      increase in general and administrative expenses                    (6,984,000)
           (vii)      increase in interest and debt expense                              (9,104,000)
                                                                                   ----------------
          (viii)      net impact                                                   $             --
                                                                                   ================

     These reclassifications had no effect on reported Net Income or Adjusted EBITDA for the year ended December 31, 2000 and no impact to any other year.

NOTES:

(1) Adjusted EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of rent escalations, amortization of acquired below market leases net of above market leases and minority interest. Management considers Adjusted EBITDA a supplemental measure for making decisions and assessing the performance of its segments. Adjusted EBITDA should not be considered a substitute for net income or a substitute for cash flow as a measure of liquidity. Adjusted EBITDA is presented as a measure of "operating performance" which enables the reader to identify trends from period to period and may be used to compare "same store" operating performance to other companies, as well as providing a measure for determining funds available to service debt. Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies. In addition, the Company has revised Adjusted EBITDA as previously reported for the year ended December 31, 2001 and 2000 to include income from the early extinguishment of debt of $1,170 in 2001 and expense from the early extinguishment of debt of $1,125 in 2000 because such items are no longer treated as Extraordinary Items in accordance with Generally Accepted Accounting Principles.

(2)  Adjusted EBITDA - Other is comprised of:

        (amounts in thousands)

                                                                                                  For the Year
                                                                                                Ended December 31,
                                                                                      -------------------------------------
                                                                                         2002          2001          2000
                                                                                      ---------     ---------     ---------
        Newkirk Master Limited Partnership:
          Equity in income......................................................      $  60,756     $  54,695     $  43,685
          Interest and other income.............................................          8,795         8,700         7,300
        Hotel Pennsylvania......................................................          7,636        16,978        26,866
        Alexander's.............................................................         34,381        19,362        18,330
        Investment income and other.............................................         31,261        44,097        34,990
        Corporate general and administrative expenses...........................        (34,743)      (33,515)      (30,125)
        Primestone foreclosure and impairment losses............................        (35,757)           --            --
        Amortization of Officer's deferred compensation expense.................        (27,500)           --            --
        Write-off of 20 Times Square pre-development costs (2002) and World Trade                                        --
            Center acquisition costs (2001).....................................         (6,874)       (5,223)
        Net gain on sale of marketable securities...............................         12,346            --            --
        Gain on transfer of mortgages...........................................          2,096            --            --
        Net gain on sale of air rights..........................................          1,688            --            --
        Palisades...............................................................            161            --            --
        After-tax net gain on sale of Park Laurel condominium units.............             --        15,657            --
        Write-off of net investment in Russian Tea Room.........................             --        (7,374)           --
        Write-off of investments in technology companies........................             --       (16,513)           --
                                                                                      ---------     ---------     ---------
                 Total..........................................................      $  54,246     $  96,864     $ 101,046
                                                                                      =========     =========     =========

(3) Interest and debt expense, depreciation and amortization, straight-lining of rents and gains on sale of real estate included in the reconciliation of net income to EBITDA or Adjusted EBITDA include amounts which are netted in income from partially-owned entities.
(4) Excludes rent not recognized of $19,348, $15,281 and $9,787 for the years ended December 31, 2002, 2001 and 2000.
(5) Includes the reversal of $1,266 and $4,765 of expenses in 2001 and 2000 representing the non-cash appreciation in value of shares held in a rabbi trust in connection with a deferred compensation arrangement for the Company's President.

     The following table sets forth the percentage of the Company's Adjusted EBITDA by segment for the years ended December 31, 2002, 2001 and 2000. The pro forma column gives effect to the January 1, 2002 acquisition by the Company of the remaining 66% interest in CESCR described previously as if it had occurred on January 1, 2001.

                                                                               PERCENTAGE OF ADJUSTED EBITDA
                                                                  -----------------------------------------------------
                                                                                  Year Ended December 31,
                                                                  -----------------------------------------------------
                                                                    2002           2001            2001           2000
                                                                  ---------       --------       ---------      ---------
      Office:                                                                     (Pro forma)
         New York City......................................           33%            31%             38%            35%
         CESCR..............................................           29%            26%             10%            10%
                                                                     ----           ----            ----           ----
         Total..............................................           62%            57%             48%            45%
      Retail................................................           12%            12%             15%            16%
      Merchandise Mart Properties...........................           12%            12%             14%            12%
      Temperature Controlled Logistics......................            8%             8%             10%            13%
      Other.................................................            6%            11%             13%            14%
                                                                     ----           ----            ----           ----
                                                                      100%           100%            100%           100%
                                                                     ====           ====            ====            ===

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

REVENUES

     The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of above and below market leases acquired under SFAS No. 141, and other income, were $1,435,070,000 for the year ended December 31, 2002, compared to $985,773,000 in the year ended December 31, 2001, an increase of $449,297,000 of which $423,128,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations. Below are the details of the increase (decrease) by segment:

     (amounts in thousands)

                                                      Date of                                           Merchandise
PROPERTY RENTALS:                                   Acquisition      Total      Office      Retail         Mart          Other
-----------------                                   -----------      -----      ------      ------      -----------      -----
  Acquisitions, dispositions and non same
     store revenue:
     CESCR (acquisition of remaining 66%
       and consolidation vs. equity
       method accounting
       for 34%) ..................................  January 2002   $ 393,506   $ 393,506   $      --     $      --     $      --
     Palisades ...................................   March 2002        4,109          --          --            --         4,109
     715 Lexington Avenue ........................   July 2001           976          --         976            --            --
     Las Catalinas (acquisition of
       remaining 50% and consolidation
       vs. equity method accounting for
       50%) ......................................  September 2002     3,108          --       3,108            --            --
     435 Seventh Avenue (placed in service) ......   August 2002       2,541          --       2,541            --            --
     424 Sixth Avenue ............................   July 2002           320          --         320            --            --
     Properties taken out of service for
     redevelopment ...............................                      (767)         --        (767)           --            --
  Same Store:
     Hotel activity ..............................                    (7,645)(1)      --          --            --        (7,645)(1)
     Trade Shows activity ........................                    (3,908)(2)      --          --        (3,908)(2)        --
     Leasing activity (3) ........................                    14,664      12,826         360         2,139          (661)
                                                                   ---------   ---------   ---------     ---------     ---------
  Total increase (decrease) in property
     rentals .....................................                   406,904     406,332       6,538        (1,769)       (4,197)
                                                                   ---------   ---------   ---------     ---------     ---------

TENANT EXPENSE REIMBURSEMENTS:
  Increase due to acquisitions ...................                     15,319     14,398         921            --            --
  Same Store .....................................                     11,545      8,022       1,393           953         1,177
                                                                   ----------  ---------   ---------     ---------     ---------
Total increase (decrease) in tenant
     expense reimbursements ......................                    26,864      22,420       2,314           953         1,177
                                                                   ---------   ---------   ---------     ---------     ---------
OTHER INCOME:
  Increase due to acquisitions ...................                    15,379      15,224          11            --           144
  Same Store .....................................                       150       2,222         488          (373)       (2,187)
                                                                   ---------   ---------   ---------     ---------     ---------
Total increase (decrease) in other
     income ......................................                    15,529      17,446         499          (373)       (2,043)
                                                                   ---------   ---------   ---------     ---------     ---------
Total increase (decrease) in
     revenues ....................................                 $ 449,297   $ 446,198   $   9,351     $  (1,189)       (5,063)
                                                                   =========   =========   =========     =========     =========

---------------
(1) Average occupancy and REVPAR for the Hotel Pennsylvania were 65% and $58 for the year ended December 31, 2002 compared to 63% and $70 for the prior year.
(2) Reflects a decrease of $3,580 resulting from the rescheduling of two trade shows from the fourth quarter in which they were previously held to the first quarter of 2003.
(3) See supplemental information on page 81, for details of leasing activity and corresponding changes in occupancy.

      EXPENSES

     The Company's expenses were $880,254,000 for the year ended December 31, 2002, compared to $600,626,000 in the year ended December 31, 2001, an increase of $279,628,000 of which $202,852,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations. Below are the details of the increase by segment:

     (amounts in thousands)

                                                                                                        Merchandise
                                                               Total       Office         Retail            Mart          Other
                                                             ---------    ---------      ---------      -----------     ---------
Operating:
  Acquisitions:
  CESCR (acquisition of remaining 66% and
   consolidation vs. equity method accounting
   for 34%) ...............................................  $ 114,438    $ 114,438      $      --       $      --      $      --
  Palisades ...............................................      5,158           --             --              --          5,158
  715 Lexington Avenue ....................................        588           --            588              --             --
  435 Seventh Avenue ......................................        198           --            198              --             --
  424 Sixth Avenue ........................................         50           --             50              --             --
  Las Catalinas (acquisition of remaining 50% and
   consolidation vs. equity method accounting
   for 50%) ...............................................      1,341           --          1,341              --             --
  Hotel activity ..........................................        503           --             --              --            503
  Trade Shows activity ....................................     (2,108)          --             --          (2,108)(3)         --
  Same store operations ...................................     22,459       11,704(1)       6,731(2)        5,023 (4)       (999)
                                                             ---------     --------      ---------       ---------      ---------
                                                               142,627      126,142          8,908           2,915          4,662
                                                             ---------     --------      ---------       ---------      ---------
Depreciation and amortization:
  Acquisitions ............................................     71,435       67,470          1,015              --          2,950
  Same store operations ...................................     10,529        7,851           (275)          1,319          1,634
                                                             ---------     --------      ---------       ---------      ---------
                                                                81,964       75,321            740           1,319          4,584
                                                             ---------     --------      ---------       ---------      ---------
General and administrative:
Acquisitions ..............................................     20,944       20,944             --              --             --
Other expenses ............................................      4,942          981          1,460           2,301(5)         200
                                                             ---------     --------      ---------       ---------      ---------
Total increase (decrease) in general and
   administrative .........................................     25,886       21,925          1,460           2,301            200
                                                             ---------     --------      ---------       ---------      ---------
Amortization of officer's deferred compensation
   expense ................................................     27,500           --             --              --         27,500
                                                             ---------     --------      ---------       ---------      ---------
Costs of acquisitions and development not
   consummated ............................................      1,651           --             --              --          1,651(6)
                                                             ---------     --------      ---------       ---------      ---------
                                                             $ 279,628    $ 223,388      $  11,108       $   6,535      $  38,597
                                                             =========    =========      =========       =========      =========

---------------

(1) Results primarily from (i) a $9,725 increase in insurance, security and real estate taxes, largely reimbursed by tenants, and (ii) $2,639 for an allowance for straight-line rent receivables.
(2) Results primarily from (i) increases in insurance costs which are reimbursed by tenants, (ii) a $402 payment of Puerto Rico taxes related to the prior year, (iii) $2,280 in bad debt allowances for accounts receivable and receivables arising from the straight-lining of rents in 2002 and (iv) lease termination fees and real estate tax refunds netted against expenses in 2001, which aggregated $1,500.
(3) Results primarily from the rescheduling of two trade shows from the fourth quarter in which they were previously held to the first quarter of 2003.
(4) Reflects (i) increased insurance costs of $1,366, (ii) a charge of $312 from the settlement of a 1998 utility assessment, and (iii) an increase in real estate taxes of $1,725.
(5) Reflects a charge of $954 in connection with the termination of a contract and the write-off of related deferred costs.
(6) Reflects a charge in 2002 of $6,874 for the write-off of pre-development costs at the 20 Times Square project and a charge in 2001 of $5,223 in connection with the World Trade Center acquisition not consummated.

INCOME APPLICABLE TO ALEXANDER'S

     Income applicable to Alexander's (loan interest income, management, leasing, development and commitment fees, and equity in income) was $29,653,000 in the year ended December 31, 2002, compared to $25,718,000 in the year ended December 31, 2001, an increase of $3,935,000. This increase resulted from (i) $6,915,000 of development and commitment fees in connection with Alexander's Lexington Avenue development project, (ii) the Company's $3,524,000 share of Alexander's gain on sale of its Third Avenue property, partially offset by (iii) the Company's $6,298,000 share of Alexander's gain on the sale of its Fordham Road property in the prior year.

INCOME FROM PARTIALLY-OWNED ENTITIES

     In accordance with accounting principles generally accepted in the United States of America, the Company reflects the income it receives from (i) entities it owns less than 50% of and (ii) entities it owns more than 50% of, but which have a partner who has shared board and management representation and authority and substantive participating rights on all significant business decisions, on the equity method of accounting resulting in such income appearing on one line in the Company's consolidated statements of income. Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the year ended December 31, 2002 as compared to the prior year:

(amounts in thousands)                                                Temperature        Newkirk           Las
                                                                       Controlled         Joint         Catalinas
                                          Total          CESCR(1)      Logistics         Venture         Mall(2)
                                        ----------      ----------    -----------      ----------       ---------
YEAR ENDED
DECEMBER 31, 2002:
 Revenues...........................    $  480,225                      $ 117,663      $  295,369       $  10,671
 Expenses:
   Operating, general and
     administrative.................       (46,098)                        (7,904)         (8,490)         (3,102)
   Depreciation.....................      (106,287)                       (59,328)        (34,010)         (1,482)
   Interest expense.................      (180,431)                       (42,695)       (121,219)         (3,643)
   Other, net.......................       (12,505)                        (2,150)         (9,790)           (802)
                                        ----------                      ---------      ----------       ---------
 Net income/(loss)..................    $  135,042                      $   5,586      $  121,860       $   1,642
                                        ==========                      =========      ==========       =========
 Vornado's interest.................                                           60%             22%             50%
 Equity in net income/(loss)........    $   29,872                      $   3,352      $   26,500       $     851
 Interest and other income..........         8,306                            306           8,000              --
 Fee income.........................         6,280                          6,049              --              --
                                        ----------                      ---------      ----------       ---------
 Income from partially-owned
    entities........................    $   44,458      $       --(1)   $   9,707      $   34,500       $     851
                                        ==========      ==========      =========      ==========       =========

YEAR ENDED
DECEMBER 31, 2001:
 Revenues...........................    $  747,902      $  382,502      $ 126,957      $  179,551       $  14,377
 Expenses:
   Operating, general and
     administrative.................      (180,337)       (135,133)        (8,575)        (13,630)         (2,844)
   Depreciation.....................      (141,594)        (53,936)       (58,855)        (20,352)         (2,330)
   Interest expense.................      (236,996)       (112,695)       (44,988)        (65,611)         (5,705)
   Other, net.......................        11,059           1,975          2,108           4,942              --
                                        ----------      ----------      ---------      ----------       ---------
 Net income.........................    $  200,034      $   82,713      $  16,647      $   84,900       $   3,498
                                        ==========      ==========      =========      ==========       =========

 Vornado's interest.................                            34%            60%             30%             50%
 Equity in net income/(loss)........    $   67,679      $   28,653      $   9,988      $   25,470       $   1,749
 Interest and other income..........         7,579              --          2,105           5,474              --
 Fee income.........................         5,354              --          5,354              --              --
                                        ----------      ----------      ---------      ----------       ---------
 Income from partially-owned
    entities........................    $   80,612      $   28,653      $  17,447      $   30,944       $   1,749
                                        ==========      ==========      =========      ==========       =========

(DECREASE) INCREASE IN INCOME
   FROM PARTIALLY-OWNED ENTITIES....    $  (36,154)     $  (28,653)(1)  $  (7,740)     $    3,556       $    (898)(2)
                                        ==========      ==========      =========      ==========       =========

(amounts in thousands)                                            Starwood          Partially-
                                                                   Ceruzzi            Owned
                                                Monmouth            Joint             Office
                                                 Mall (3)          Venture          Buildings          Other
                                                ---------         ---------         ---------        ---------
YEAR ENDED
DECEMBER 31, 2002:
 Revenues....................................   $   5,760         $     695         $  50,205
 Expenses:
   Operating, general and administrative.....      (2,510)           (2,265)          (21,827)
   Depreciation..............................        (943)           (1,430)           (9,094)
   Interest expense..........................      (1,520)               --           (11,354)
   Other, net................................          48              (200)              389
                                                ---------         ---------         ---------
 Net income/(loss)...........................   $     835         $  (3,200)        $   8,319
                                                =========         =========         =========
 Vornado's interest..........................          50%               80%               24%
 Equity in net income/(loss).................   $     791(4)      $  (2,560)        $   1,966        $  (1,028)
 Interest and other income...................          --                --                --               --
 Fee income..................................         231                --                --               --
                                                ---------         ---------         ---------        ---------
 Income from partially-owned entities........   $   1,022         $  (2,560)        $   1,966        $  (1,028)
                                                =========         =========         =========        =========
YEAR ENDED
DECEMBER 31, 2001:
 Revenues....................................                     $   1,252         $  43,263
 Expenses:
   Operating, general and administrative.....                          (820)          (19,335)
   Depreciation..............................                          (501)           (5,620)
   Interest expense..........................                            --            (7,997)
   Other, net................................                           275             1,759
                                                                  ---------         ---------
 Net income..................................                     $     206         $  12,070
                                                                  =========         =========
 Vornado's interest..........................                            80%               34%
 Equity in net income/(loss).................                     $     165         $   4,093        $  (2,439)
 Interest and other income...................                            --                --               --
 Fee income..................................                            --                --               --
                                                ---------         ---------         ---------        ---------
 Income from partially-owned entities........   $      --         $     165         $   4,093        $  (2,439)
                                                =========         =========         =========        =========
(DECREASE) INCREASE IN INCOME FROM
   PARTIALLY-OWNED ENTITIES..................   $   1,022(3)      $  (2,725)(5)     $  (2,127)(6)    $   1,411(7)
                                                =========         =========         =========        =========





----------
(1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
(2) On September 20, 2002, the Company acquired the remaining 50% of the Mall and 25% of the Kmart anchor store that it did not previously own. Accordingly, Las Catalinas is consolidated for the period from September 20, 2002 to December 31, 2002.
(3) On October 10, 2002, a joint venture, in which the Company has a 50% interest, acquired the Monmouth Mall.
(4) Vornado's interest in the equity in net income of the Monmouth Mall includes a preferred return of $748 for the year ended December 31, 2002.
(5) The prior year includes $1,394 for the Company's share of a gain on sale of a property.
(6) The year ended December 31, 2002 excludes 570 Lexington Avenue which was sold in May 2001.
(7) The prior year includes $2,000 for the Company's share of equity in loss of its Russian Tea Room ("RTR") investment. In the third quarter of 2001, the Company wrote-off its entire net investment in RTR based on the operating losses and an assessment of the value of the real estate.

INTEREST AND OTHER INVESTMENT INCOME

     Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $31,685,000 for the year ended December 31, 2002, compared to $54,385,000 in the year ended December 31, 2001, a decrease of $22,700,000. This decrease resulted primarily from a decrease of (i) $12,347,000 due to the non-recognition of income on the mortgage loan to Primestone, which was foreclosed on April 30, 2002, (ii) $4,626,000 due to a lower yield on the investment of the proceeds received from the May 2002 repayment of the Company's loan to NorthStar Partnership L.P. (22% yield in 2001) and (iii) $2,269,000 due to the non-recognition of income on the loan to Vornado Operating.

INTEREST AND DEBT EXPENSE

     Interest and debt expense was $239,525,000 for the year ended December 31, 2002, compared to $173,076,000 in the year ended December 31, 2001, an increase of $66,449,000. This increase was comprised of (i) $100,013,000 from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations, partially offset by (ii) a $32,035,000 savings from a 202 basis point reduction in weighted average interest rates of the Company's variable rate debt and (iii) lower average outstanding debt balances.

NET (LOSS) GAIN ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS OTHER THAN DEPRECIABLE REAL ESTATE

     The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the years ended December 31, 2002 and 2001:

                                                                                         For the Year Ended
                                                                                            December 31,
                 (amounts in thousands)                                             --------------------------
                                                                                       2002            2001
     Wholly-owned Assets:                                                           ----------      ----------
       Gain on transfer of mortgages...........................................     $    2,096      $       --
       Gain on sale of Kinzie Park condominiums units..........................          2,156              --
       Net gain on sale of air rights..........................................          1,688              --
       Net gain on sale of marketable securities...............................         12,346              --
       Primestone foreclosure and impairment losses............................        (35,757)             --
       Write-off of investments in technology companies........................             --         (16,513)
     Partially-owned Assets:
       After-tax net gain on sale of Park Laurel condominium units.............             --          15,657
       Write-off of net investment in Russian Tea Room.........................             --          (7,374)
       Other...................................................................             --             160
                                                                                    ----------      ----------
                                                                                    $  (17,471)     $   (8,070)
                                                                                    ==========      ==========

     GAIN ON TRANSFER OF MORTGAGES

     In the year ended December 31, 2002, the Company recorded a net gain of $2,096,000 resulting from payments to the Company by third parties that assumed certain of the Company's mortgages. Under these transactions the Company paid to the third parties that assumed the Company's obligations the outstanding amounts due under the mortgages and the third parties paid the Company for the benefit of assuming the mortgages. The Company has been released by the creditors underlying these loans.

     GAIN ON SALE OF KINZIE PARK CONDOMINIUM UNITS

     The Company recognized a gain of $2,156,000 during 2002, from the sale of residential condominiums in Chicago, Illinois.

     NET GAIN ON SALE OF AIR RIGHTS

     The Company recognized a net gain of $1,688,000 in the year ended December 31, 2002. See Note 3 to the consolidated financial statements in this annual report on form 10-K for further details.

     PRIMESTONE FORECLOSURE AND IMPAIRMENT LOSSES

     On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. ("Primestone"). The Company received a 1% up-front fee and was entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bore interest at 16% per annum. Primestone defaulted on the repayment of this loan on October 25, 2001. The loan was subordinate to $37,957,000 of other debt of the borrower that liened the Company's collateral. On October 31, 2001, the Company purchased the other debt for its face amount. The loans were secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and the partnership units are exchangeable for the same number of common shares of PGE. The loans are also guaranteed by affiliates of Primestone.

     On November 19, 2001, the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768,000 including unpaid interest and fees of $6,790,000. The participation did not meet the criteria for "sale accounting" under SFAS 140 because Cadim was not free to pledge or exchange the assets. Accordingly, the Company was required to account for this transaction as a borrowing secured by the loan, rather than as a sale of the loan by classifying the participation as an "Other Liability" and continuing to report the outstanding loan balance at 100% in "Notes and Mortgage Loans Receivable" on the balance sheet. Under the terms of the participation agreement, cash payments received shall be applied (i) first, to the reimbursement of reimbursable out-of-pocket costs and expenses incurred in connection with the servicing, administration or enforcement of the loans after November 19, 2001, and then to interest and fees owed to the Company through November 19, 2001, (ii) second, to the Company and Cadim, pro rata in proportion to the amount of interest and fees owed following November 19, 2001 and (iii) third, 50% to the Company and 50% to Cadim as recovery of principal.

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

     In the second quarter, in accordance with foreclosure accounting, the Company recorded a loss on the Primestone foreclosure of $17,671,000 calculated based on (i) the acquisition price of the units and (ii) its valuation of the amounts realizable under the guarantees by affiliates of Primestone, as compared with the net carrying amount of the investment at April 30, 2002. In the third quarter of 2002, the Company recorded a $2,229,000 write-down on its investment based on costs expended to realize the value of the guarantees. Further, in the fourth quarter of 2002, the Company recorded a $15,857,000 write-down of its investment in Prime Group consisting of (i) $14,857,000 to adjust the carrying amount of the Prime Group units to $4.61 per unit, the closing price of PGE shares on the New York Stock Exchange at December 31, 2002 and (ii)
$1,000,000 for estimated costs to realize the value of the guarantees. The Company considered the decline in the value of the units which are convertible into stock to be other than temporary as of December 31, 2002, based on the fact that the market value of the stock has been less than its cost for more than six months, the severity of the decline, market trends, the financial condition and near-term prospects of Prime Group and other relevant factors.

     At December 31, 2002, the Company's carrying amount of the investment was $23,908,000, of which $18,313,000 represents the carrying amount of the 3,972,447 partnership units owned by the Company ($4.61 per unit), $6,100,000 represents the amount expected to be realized under the guarantees, partially offset by $1,005,000 representing the Company's share of Prime Group Realty's net loss through September 30, 2002 (see Note 4. Investments in and Advances to Partially-Owned Entities).

     At February 3, 2003, the closing price of PGE shares on the New York Stock Exchange was $5.30 per share. The ultimate realization of the Company's investment will depend upon the future performance of the Chicago real estate market and the performance of PGE, as well as the ultimate realizable value of the net assets supporting the guarantees and the Company's ability to collect under the guarantees. In addition, the Company will continue to monitor this investment to determine whether additional write-downs are required based on (i) declines in value of the shares of PGE (for which the partnership units are exchangeable) which are "other than temporary" as used in accounting literature and (ii) the amount expected to be realized under the guarantees.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Upon the adoption of SFAS No. 142 - Goodwill and Other Intangible Assets, on January 1, 2002, the Company wrote-off all of the goodwill associated with the Hotel Pennsylvania and the Temperature Controlled Logistics businesses aggregating $30,129,000. This write-off was reflected as a cumulative effect of a change in accounting principle in 2002.

MINORITY INTEREST

     Minority interest was $140,584,000 for the year ended December 31, 2002 compared to $112,363,000 for the prior year, an increase of $28,221,000. This increase is primarily due to operating partnership units issued in connection with acquisitions.

ADJUSTED EBITDA

     Below are the details of the changes by segment in Adjusted EBITDA.

                                                                                                  Temperature
                                                                                  Merchandise      Controlled
                                          Total        Office        Retail          Mart          Logistics          Other
($in thousands)                         ---------    ---------     ----------     -----------     -----------       ---------
Year ended December 31, 2001..........  $ 785,052    $ 379,800     $  119,149       $ 110,802      $   78,437       $  96,864
2002 Operations:
   Same store operations(1)...........      1,811       18,165         (3,131)(3)      (1,354)(5)      (6,613)(6)      (5,256)(7)
   Acquisitions, dispositions and
     non-recurring income and
     expenses.........................    134,142      175,360         (3,286)(4)        (570)            --          (37,362)(8)
                                        ---------    ---------     ----------       ---------      ----------       ---------
Year ended December 31, 2002..........  $ 921,005    $ 573,325(2)  $  112,732       $ 108,878      $   71,824       $  54,246
                                        =========    =========     ==========       =========      ==========       =========
   % increase (decrease) in same
     store operations.................         .2%         4.8%(2)       (2.6%)(3)      (1.2%)(5)       (8.4%)(6)        (5.4%)(7)

----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) Adjusted EBITDA and the same store percentage increase was $303,368 and 5.0% for the New York City office portfolio and $269,957 and 4.1% for the CESCR portfolio.
(3) Primarily due to lower occupancy and increases in allowances for bad debt expense as a result of the K-Mart and other bankruptcies and the expiration of the Stop & Shop guarantees of several former Bradlees locations. Average occupancy for the year ended December 31, 2002 was 88.3% (84.0% excluding leases which have not commenced as described in the following sentences) as compared to 92% at December 31, 2001. The 88.3% occupancy rate includes leases for 490,000 square feet at five locations which have not commenced as of December 31, 2002. Three of these locations aggregating 268,000 square feet are ground leased to Lowe's which plans to demolish the existing buildings and construct its own stores at the sites and two locations containing 223,000 square feet are leased to Wal-Mart, which plans to demolish an existing building and construct its own store at one of the sites and occupy the existing store at the other site. All of these redevelopment projects are subject to governmental approvals and in some cases, the relocation of existing tenants.
(4) Primarily due to the Company's share of losses from the Starwood Ceruzzi venture in 2002 of $1,416 (before depreciation) from properties placed in service, as compared to a gain of $1,394 from the sale of one of the venture's assets in 2001. Adjusted EBITDA aggregating $2,600 from the acquisitions in the fourth quarter of 2002 of a 50% interest in the Monmouth Mall and the remaining 50% interest in the Las Catalinas Mall the Company did not previously own, was offset by lease termination fees and other refunds in the fourth quarter of 2001.
(5) The net of a $1,685 or 1.5% same store increase in the core portfolio and a $3,300 or a 66% decline at the LA Mart as a result of rent reductions and increased marketing expenditures.
(6) The Company reflects its 60% share of Vornado Crescent Portland Partnership's ("the Landlord") rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. The Company's joint venture does not recognize rental income unless earned and collection is assured or cash is received. The Company did not recognize its $19,349 share of the rent the joint venture was due for the year ended December 31, 2002. The tenant has advised the Landlord that (i) its revenue for the year ended December 31, 2002 from the warehouses it leases from the Landlord, is lower than last year by .1%, and (ii) its gross profit before rent at these warehouses for the corresponding period decreased by $614 (a .001% decrease). The decrease in revenue is primarily attributable to a reduction in customer inventory turns, a rate reduction with a significant customer and temporary plant shut-downs. The decrease in gross profit is primarily attributable to higher insurance and workers' compensation. In addition, the tenant's cash requirements for capital expenditures, debt service and a non-recurring pension funding were $8,293 higher in the current year than in the prior year, which impacted the ability of the tenant to pay rent.
(7) The decrease in same store operations was primarily due to (i) a $14,973 reduction in investment income and (ii) a $9,342 reduction in operating results at the Hotel Pennsylvania, partially offset by (iii) additional development and commitment fees from Alexander's and (iv) income from the Newkirk MLP. The reduction in investment income is primarily due to the reinvestment of the proceeds received from the repayment of the Company's $75,000 loan to NorthStar Partnership LP. in May 2002 at lower yields (1.5% vs. 22%) and not recognizing income on the Company's foreclosed loan to Primestone and outstanding loan to Vornado Operating. The Hotel Pennsylvania's operating results reflect a reduction in average occupancy and REVPAR to 65% and $58 for the year ended December 31, 2002, compared to 63% and $70 for the year ended December 31, 2001.
(8) Reflects net non-recurring items included in Adjusted EBITDA (see page 65 footnote 2 for details)

   YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

REVENUES

     The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income, were $985,773,000 in the year ended December 31, 2001 compared to $926,151,000 in the prior year, an increase of $59,622,000. These increases by segment resulted from:

                                                  Date of                                             Merchandise
($ in thousands)                                Acquisition     Total       Office         Retail         Mart          Other
----------------                                -----------     -----       ------         ------     -----------       -----
Property Rentals:
  Acquisitions:
     7 West 34th Street.................      November 2000    $  12,162    $ 12,162      $    --       $       --    $     --
     33 North Dearborn Street...........      September 2000       3,928          --           --            3,928          --
     L.A. Mart..........................      October 2000         8,622          --           --            8,622          --
     715 Lexington Avenue...............      July 2001              861          --          861               --          --
  Plaza Suites on Main Street expansion       September 2001       2,784          --           --            2,784          --
  Dispositions..........................                          (8,343)                  (8,343)(1)
  Hotel Activity........................                         (18,234)         --           --               --     (18,234)(3)
  Trade Show Activity...................                           4,490          --           --            4,490          --
  Leasing activity......................                          47,260      43,183       (1,397)(4)        6,843      (1,369)(2)
                                                               ---------    --------      -------       ----------    --------
  Total increase in property rentals....                          53,530      55,345       (8,879)          26,667     (19,603)
                                                               ---------    --------      -------       ----------    --------
Tenant expense reimbursements:
    Increase in tenant expense
      reimbursements due to
      acquisitions/dispositions.........                           5,730       2,502          624            2,604          --
    Other...............................                           7,310       4,201        3,322              543        (756)
                                                               ---------    --------      -------       ----------    --------
    Total increase in tenant
      expense reimbursements............                          13,040       6,703        3,946            3,147        (756)
                                                               ---------    --------      -------       ----------    --------
Other income............................                          (6,948)     (1,724)      (1,241)          (1,337)     (2,646)
                                                               ---------    --------      -------       ----------    --------
Total increase in revenues..............                       $  59,622    $ 60,324      $ 6,174)      $   28,477    $(23,005)
                                                               =========    ========      =======       ==========    ========

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

    See Supplemental Information on page 81 for details of leasing activity.

EXPENSES

      The Company's expenses were $600,626,000 in the year ended December 31, 2001, compared to $551,101,000 in the prior year, an increase of $49,525,000. This increase by segment resulted from:

   ($ in thousands)

                                                                                              Merchandise
                                                      Total        Office          Retail         Mart         Other
                                                  ----------    ----------       ----------   -----------    ----------
Operating:
    Acquisitions, dispositions and
      non-recurring items .....................   $    8,938    $    5,115       $     (253)   $    6,199    $   (2,123)
    Hotel activity ............................       (3,331)(1)        --               --            --        (3,331)
    Same store operations .....................       13,838        13,042            1,129         2,355        (2,688)
                                                  ----------    ----------       ----------    ----------    ----------
                                                      19,445        18,157              876         8,554        (8,142)
                                                  ----------    ----------       ----------    ----------    ----------
Depreciation and amortization:
    Acquisitions, dispositions and
      non-recurring items .....................        1,206         2,563           (2,859)        1,502            --
    Hotel activity ............................        1,121            --               --            --         1,121
    Same store operations .....................       13,426        10,788              162         1,911           565
                                                  ----------    ----------       ----------    ----------    ----------
                                                      15,753        13,351           (2,697)        3,413         1,686
General and Administrative:
    Other expenses ............................        8,815         2,020            2,909         1,751         2,135
    Donations to Twin Towers Fund
      and NYC Fireman's Fund ..................        1,250            --               --            --         1,250
    Hotel activity
                                                      (1,605)           --               --            --        (1,605)
    Appreciation in value of
      Vornado shares and other
      securities held in officer's
      deferred compensation trust .............          644          --               --            --             644
                                                  ----------    ----------       ----------    ----------    ----------
                                                       9,104         2,020            2,909         1,751         2,424
                                                  ----------    ----------       ----------    ----------    ----------
    Costs of acquisitions
      and development not
      consummated .............................        5,223            --               --            --         5,223
                                                  ----------    ----------       ----------    ----------    ----------
                                                  $   49,525    $   33,528       $    1,088    $   13,718    $    1,191
                                                  ==========    ==========       ==========    ==========    ==========

----------
(1) Includes $1,900 for the collection of a receivable from a commercial tenant of the Hotel in 2001 which was previously fully reserved.

INCOME APPLICABLE TO ALEXANDER'S

     Income applicable to Alexander's (loan interest income, management, leasing and development fees, and equity in income) was $25,718,000 in the year ended December 31, 2001, compared to $17,363,000 in the prior year, an increase of $8,355,000. This increase resulted primarily from the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.

INCOME FROM PARTIALLY-OWNED ENTITIES

     In accordance with generally accepted accounting principles, the Company reflects the income it receives from (i) entities it owns less than 50% of and
(ii) entities it owns more than 50% of, but which have a partner who has shared board and management representation and authority and substantive participating rights on all significant business decisions, on the equity method of accounting resulting in such income appearing on one line in the Company's consolidated statements of income. Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the year ended December 31, 2001 as compared to the prior year:

($ in thousands)


                                                            Temperature        Newkirk            Las
                                                             Controlled         Joint          Catalinas
                                 Total          CESCR        Logistics         Venture           Mall
                              -----------     -----------   -----------       ----------      -----------
YEAR ENDED
DECEMBER 31, 2001:
Revenues ..................   $   747,902     $   382,502     $   126,957     $   179,551     $    14,377
Expenses:
  Operating, general and
     administrative .......      (180,337)       (135,133)         (8,575)        (13,630)         (2,844)
  Depreciation ............      (141,594)        (53,936)        (58,855)        (20,352)         (2,330)
  Interest expense ........      (236,996)       (112,695)        (44,988)        (65,611)         (5,705)
  Other, net ..............         6,181           1,975           2,108           4,942            --
                              -----------     -----------     -----------     -----------     -----------
Net Income ................   $   195,156     $    82,713     $    16,647     $    84,900     $     3,498
                              ===========     ===========     ===========     ===========     ===========

Vornado's interest ........                            34%             60%             30%             50%
Equity in net income ......   $    67,679     $    28,653     $     9,988     $    25,470     $     1,749
Interest and other income .         7,579              --           2,105           5,474              --
Fee income ................         5,354              --           5,354              --              --
                              -----------     -----------     -----------     -----------     -----------
Income from partially-owned
  entities ................   $    80,612     $    28,653     $    17,447     $    30,944     $     1,749
                              ===========     ===========     ===========     ===========     ===========

YEAR ENDED
DECEMBER 31, 2000:
Revenues ..................   $   698,712     $   344,084     $   154,467     $   143,272     $    14,386
Expenses:
  Operating, general and
     administrative .......      (175,135)       (129,367)         (9,029)        (10,652)         (3,817)
  Depreciation ............      (126,221)        (42,998)        (57,848)        (14,786)         (2,277)
  Interest expense ........      (218,234)        (98,565)        (46,639)        (58,284)         (4,812)
                              -----------     -----------     -----------     -----------     -----------
  Other, net ..............         2,113           3,553          (3,667)                          2,557
                              -----------     -----------     -----------     -----------     -----------
Net Income ................   $   181,235     $    76,707     $    37,284     $    62,107     $     3,480
                              ===========     ===========     ===========     ===========     ===========
Vornado's interest ........                            34%            60%              30%             50%
Equity in net income ......   $    67,392     $    25,724     $    22,370     $    18,632     $     1,817
Interest and other income .         6,768              --             874           5,894              --
Fee income ................         5,534              --           5,534              --              --
                              -----------     -----------     -----------     -----------     -----------
Income from partially-owned
  entities ................   $    79,694     $    25,724     $    28,778     $    24,526     $     1,817
                              ===========     ===========     ===========     ===========     ===========
INCREASE (DECREASE) IN
    INCOME FROM
    PARTIALLY-OWNED ENTITIES. $       918     $     2,929     $   (11,331)    $     6,418     $       (68)
                              ===========     ===========     ===========     ===========     ===========

                                Starwood      Partially-
                                 Ceruzzi        Owned
                                  Joint        Office
                                 Venture      Buildings          Other
                              -----------     -----------     -----------
YEAR ENDED
DECEMBER 31, 2001:
Revenues ..................   $     1,252     $    43,263     $      --
Expenses:
  Operating, general and
     administrative .......          (820)        (19,335)           --
  Depreciation ............          (501)         (5,620)           --
  Interest expense ........          --            (7,997)           --
  Other, net ..............           275           1,759          (4,878)
                              -----------     -----------     -----------
Net Income ................   $       206     $    12,070     $    (4,878)
                              ===========     ===========     ===========

Vornado's interest ........            80%             34%             50%
Equity in net income ......   $       165     $     4,093     $    (2,439)
Interest and other income .            --              --              --
Fee income ................            --              --              --
                              -----------     -----------     -----------
Income from partially-owned
  entities ................   $       165     $     4,093     $    (2,439)
                              ===========     ===========     ===========

YEAR ENDED
DECEMBER 31, 2000:
Revenues ..................   $       303     $    42,200     $       --
Expenses:
  Operating, general and
     administrative .......        (1,740)        (20,530)            --
  Depreciation ............          (153)         (8,159)            --
  Interest expense ........            --          (9,934)            --
                              -----------     -----------     -----------
  Other, net ..............            --           2,561          (2,891)
                              -----------     -----------     -----------
Net Income ................   $    (1,590)    $     6,138     $    (2,891)
                              ===========     ===========     ===========
Vornado's interest ........            80%             46%             98%
Equity in net income ......   $    (1,150)    $     2,832     $    (2,833)
Interest and other income .            --              --              --
Fee income ................            --              --              --
                              -----------     -----------     -----------
Income from partially-owned
  entities ................   $    (1,150)    $     2,832     $    (2,833)
                              ===========     ===========     ===========

INCREASE (DECREASE) IN
    INCOME FROM
    PARTIALLY-OWNED ENTITIES. $     1,315     $     1,261     $       394
                              ===========     ===========     ===========

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

     On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. The Company received a 1% upfront fee and is entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bears interest at 16% per annum. Primestone Investment Partners, L.P. defaulted on the repayment of this loan on October 25, 2001. The Company's loan was subordinate to $37,957,000 of other debt of the borrower that liened the Company's collateral. On October 31, 2001, the Company purchased the other debt for its face amount. The loans are secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE), which units are exchangeable for the same number of shares of PGE. The loans are also guaranteed by affiliates of the borrower. The Company has commenced foreclosure proceedings with respect to the collateral.

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

     For financial reporting at December 31, 2002, purposes, the gross amount of the loan, $106,768,000, is included in "Notes and mortgage loans receivable" and Cadim's 50% participation, $50,000,000, is reflected in "Other liabilities". The Company did not recognize income on these loans for the period from November 19, 2001 through December 31, 2001, and will not recognize income until such time that cash is received or foreclosure proceedings have been consummated.

     Included in interest and other investment income for the year ended December 31, 2001, is $2,422,000 of interest income from the $31,424,000 note receivable the Company has from Vornado Operating. Vornado Operating has only one significant asset, its investment in AmeriCold Logistics and does not generate positive cash flow sufficient to cover all of its expenses. Accordingly, commencing January 1, 2002, the Company will no longer recognize the interest income due on the $31,424,000 loan until Vornado Operating is cash flow positive in an amount sufficient to fund the interest due to the Company.

INTEREST AND DEBT EXPENSE

     Interest and debt expense was $173,076,000 for the year ended December 31, 2001, compared to $180,505,000 in the prior year, a decrease of $7,429,000. This decrease resulted primarily from a $36,270,000 savings from a 289 basis point reduction in weighted average interest rate on variable rate debt partially offset by interest on higher average outstanding loan balances. Interest and debt expense includes amortization of debt issuance costs of $8,458,000 and $8,423,000 for the years ended December 31, 2001 and 2000.

NET LOSS ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS OTHER THAN DEPRECIABLE REAL ESTATE

     The following table sets forth the details of net loss on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the year ended December 31, 2001 (no gains/losses in 2000):

         ($ in thousands)
         WHOLLY-OWNED ASSETS:
            Write-off of investments in technology companies..........    $     (16,513)
         PARTIALLY-OWNED ASSETS:
            After-tax net gain on sale of Park Laurel condominium units          15,657
            Write-off of net investment in the Russian Tea Room ("RTR")          (7,374)
           Other......................................................              160
                                                                          -------------
                                                                          $      (8,070)
                                                                          =============

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

     AFTER-TAX NET GAIN ON SALE OF PARK LAUREL CONDOMINIUM UNITS

          In the third and fourth quarters of 2001, the Park Laurel Joint Venture (69% interest owned by the Company) completed the sale of 52 condominium units of the total 53 units and received proceeds of $139,548,000. The Company's share of the after tax net gain was $15,657,000 and is after a charge of $3,953,000 (net of tax benefit of $1,826,000) for awards accrued under the venture's incentive compensation plan.

     WRITE-OFF OF NET INVESTMENT IN RTR

          In the third quarter of 2001, the Company wrote-off its entire net investment of $7,374,000 in RTR based on the operating losses and an assessment of the value of the real estate.

GAINS ON SALE OF REAL ESTATE

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

ADJUSTED EBITDA

     Below are the details of the changes by segment in Adjusted EBITDA.

 ($ in thousands)

                                                                                                      Temperature
                                                                                       Merchandise     Controlled
                                           Total          Office          Retail          Mart         Logistics        Other
                                         ----------     ----------      ----------      ----------    -----------     ---------
  Year ended December 31, 2000           $  737,750     $  331,025      $  120,661      $   91,858    $    93,160     $ 101,046
  2001 Operations:
       Same store operations(1)........      32,485         37,731           3,305           7,508       (14,723)(3)     (1,336)

       Acquisitions, dispositions and
         non-recurring income and
         expenses......................      14,817         11,044          (4,817)         11,436            --         (2,846)
                                         ----------     ----------      ----------      ----------    -----------     ---------
  Year ended December 31, 2001           $  785,052     $  379,800(2)   $  119,149      $  110,802    $    78,437     $  96,864(4)
                                         ==========     ==========      ==========      ==========    ===========     =========
       % increase (decrease) in same
         store operations..............         4.4%          11.4%(2)         2.7%            8.2%        (15.8%)(3)      (1.3%)(4)
                                         ==========     ==========      ==========      ==========    ===========     =========

----------
(1) Represents operations which were owned for the same period in each year.

(2) Adjusted EBITDA and the same store percentage increase was $295,222 and 13.7% for the New York City office portfolio and $84,943 and 3.6% for the CESCR portfolio.

(3) The tenant has reported that (i) its revenue for the year ended December 31, 2001 from the warehouses it leases from the Landlord, is lower than last year by 4.2% and (ii) its gross profit before rent at these warehouses for the corresponding period is lower than last year by $26,764 (a 14.4% decline). This decrease is attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

     Based on the Landlord's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $15,281 and $8,606 of the rent it was due in the years ended December 31, 2001 and 2000. On December 31, 2001 the Landlord released the tenant from its obligation to pay $39,812 of deferred rent of which the Company's share was $23,887. This amount equals the rent which was not recognized as income by the Company and accordingly had no profit and loss effect to the Company.

(4) Included in "Other" is $2,422 of interest income from the $31,424 note receivable the Company has from Vornado Operating. Vornado Operating has only one significant asset, its investment in AmeriCold Logistics and does not generate positive cash flow sufficient to cover all of its expenses. Accordingly, commencing January 1, 2002, the Company no longer recognizes interest income due on the $31,424 loan until Vornado Operating is cash flow positive in an amount sufficient to fund the interest due to the Company.

SUPPLEMENTAL INFORMATION

        THREE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     Below is a summary of Net Income and Adjusted EBITDA by segment for the three months ended December 31, 2002 and 2001.

                                                                     For The Three Months Ended December 31, 2002
   ($ in thousands)                                  -------------------------------------------------------------------------------
                                                                                                          Temperature
                                                                                             Merchandise  Controlled
                                                         Total        Office      Retail        Mart       Logistics       Other(2)
                                                     ------------  -----------  ----------  ------------ -------------   -----------
     Rentals........................................   $ 317,475    $ 217,807    $  35,033    $  47,579   $       --      $  17,056

     Expense reimbursements.........................      41,540       21,500       14,561        4,885           --            594

     Other income...................................       7,816        6,640          558          554           --             64
                                                       ---------    ---------    ---------    ---------   ----------      ---------
     Total revenues.................................     366,831      245,947       50,152       53,018           --         17,714
                                                       ---------    ---------    ---------    ---------   ----------      ---------
     Operating expenses.............................     144,095       89,600       19,636       21,491           --         13,368

     Depreciation and amortization..................      55,388       39,755        4,740        6,435           --          4,458
     General and administrative.....................      26,115        7,535        1,258        5,090           --         12,232
     Cost of acquisitions and development
       not consummated..............................       6,874           --           --           --           --          6,874
     Amortization of officer's deferred compensation
       expense......................................       6,875           --           --           --           --          6,875
                                                       ---------    ---------    ---------    ---------   ----------      ---------
     Total expenses.................................     239,347      136,890       25,634       33,016           --         43,807
                                                       ---------    ---------    ---------    ---------   ----------      ---------
     Operating income...............................     127,484      109,057       24,518       20,002           --        (26,093)
     Income applicable to Alexander's...............       7,044           --           --           --           --          7,044
     Income from partially-owned entities...........      14,312           92          116         (119)       3,920(4)      10,303
     Interest and other investment income...........       5,702        1,401           78           83           --          4,140
     Interest and debt expense......................     (60,595)     (35,384)     (15,499)      (3,789)          --         (5,923)
     Net loss on disposition of wholly-owned and
       partially-owned assets other than real
       estate.......................................     (16,295)          --           --           --           --        (16,295)
     Minority interest..............................     (32,773)     (30,824)      (3,661)      (7,477)      (1,558)        10,747
                                                       ---------    ---------    ---------    ---------   ----------      ---------
     Net income.....................................      44,879       44,342        5,552        8,700        2,362        (16,077)
     Cumulative effect of change in accounting
      principle.....................................          --           --           --           --           --             --
     Interest and debt expense(3)...................      76,861       35,079       15,499        4,022        6,223         16,038
     Depreciation and amortization(3)...............      69,250       41,020        5,202        6,725        8,832          7,471
                                                       ---------    ---------    ---------    ---------   ----------      ---------
     EBITDA.........................................     190,990      120,441       26,253       19,447       17,417          7,432
     Adjustments:
     Minority interest..............................      32,773       30,824        3,661        7,477        1,558        (10,747)
     Straight-lining of rents net of a $4,071
      allowance for uncollectible rents(3) .........      (2,357)      (3,448)         481        1,065           --           (455)

     Amortization of below market leases, net ......      (3,283)      (3,118)        (165)          --           --             --
     Other..........................................      (1,454)          --           --           --          103         (1,557)
                                                       ---------    ---------    ---------    ---------   ----------      ---------
     Adjusted EBITDA(1).............................   $ 216,669    $ 144,699    $  30,230    $  27,989   $   19,078      $  (5,327)
                                                       =========    =========    =========    =========   ==========      =========

     ----------
     See notes on following page.

   ($ in thousands)                                               For The Three Months Ended December 31, 2001
                                                  ---------------------------------------------------------------------------------
                                                                                                       Temperature
                                                                                          Merchandise  Controlled
                                                     Total       Office       Retail          Mart      Logistics         Other(2)
                                                  -----------   -----------  -----------  -----------  -----------     -----------
Rentals .......................................   $   213,488   $   117,107  $    30,445  $    52,151                  $    13,785
Expense reimbursements ........................        30,263        11,327       14,147        3,635           --           1,154
Other income ..................................         3,072         1,588         (488)         882           --           1,090
                                                  -----------   -----------  -----------  -----------  -----------     -----------
Total revenues ................................       246,823       130,022       44,104       56,668           --          16,029
                                                  -----------   -----------  -----------  -----------  -----------     -----------
Operating expenses ............................        99,533        52,988       15,557       20,680           --          10,308
Depreciation and amortization .................        32,636        18,659        4,374        7,141           --           2,462
General and administrative ....................        20,866         3,665          263        4,795           --          12,143
Costs of acquisitions and development .........
    not consummated ...........................           223            --           --           --           --             223
                                                  -----------   -----------  -----------  -----------  -----------     -----------
Total expenses ................................       153,258        75,312       20,194       32,616           --          25,136
                                                  -----------   -----------  -----------  -----------  -----------     -----------
Operating income ..............................        93,565        54,710       23,910       24,052           --          (9,107)
Income applicable to Alexander's ..............         3,126          --           --           --             --           3,126
Income from partially-owned entities ..........        18,538         8,057       (1,095)         (70)       4,538(4)        7,108
Interest and other investment income ..........        10,454         1,100           88          268           --           8,998
Interest and debt expense .....................       (36,633)      (10,550)     (13,983)      (7,488)          --          (4,612)
Net gain on disposition of wholly-owned and
  partially-owned assets other than real estate         3,719            --           --          160           --           3,559
Minority interest .............................       (28,432)      (13,997)      (4,176)      (4,240)     (2,674)          (3,345)
                                                  -----------   -----------  -----------  -----------  -----------     -----------
Net income ....................................        64,337        39,320        4,744       12,682        1,864           5,727
Minority interest .............................        28,432        13,997        4,176        4,240        2,674           3,345
Net gain on disposition of wholly-owned and
  partially-owned assets other than real estate          (160)           --           --         (160)          --              --
Interest and debt expense(3) ..................        64,180        20,663       14,592        7,488        6,261          15,176
Depreciation and amortization(3) ..............        52,386        24,012        5,066        7,141        8,604           7,563
Straight-lining of rents(3) ...................        (3,458)       (3,817)       1,871       (1,126)          --            (386)
Other .........................................        (3,697)          218           --           --          494          (4,409)
                                                  -----------   -----------  -----------  -----------  -----------     -----------
Adjusted EBITDA(1) ............................   $   202,020   $    94,393  $    30,449  $    30,265  $    19,897     $    27,016
                                                  ===========   ===========  ===========  ===========  ===========     ===========
----------

(1) Adjusted EBITDA represents EBITDA adjusted for gains or losses on sales of depreciable real estate, the effect of straight-lining of rent escalations, amortization of acquired below market leases net of above market leases and minority interest. Management considers Adjusted EBITDA a supplemental measure for making decisions and assessing the performance of its segments. Adjusted EBITDA is presented as a measure of "operating performance" which enables the reader to identify trends from period to period and may be used to compare "same store" operating performance to other companies, as well as providing a measure for determining funds available to service debt. Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)  Adjusted EBITDA - Other is comprised of:

                  ($ in thousands)                                                         2002             2001
                                                                                        ---------       ---------
                 Newkirk Joint Ventures (30% interest):
                   Equity in income of limited partnerships......................       $  14,827       $  14,238
                   Interest and other income.....................................           2,124           4,155
                 Alexander's (33.1% interest)....................................           7,832           3,417
                 Hotel Pennsylvania..............................................           3,015           2,671
                 Net gain on sale of condominium units...........................              30           1,788
                 Corporate general and administrative expenses...................         (11,183)        (12,143)
                 Investment income and other.....................................           6,288          12,890
                 Primestone impairment loss......................................         (15,857)             --
                 Officer's deferred compensation.................................          (6,875)             --
                 Palisades.......................................................           1,346              --
                 Write-off of 20 Times Square pre-development costs..............          (6,874)             --
                                                                                        ---------       ---------
                          Total..................................................       $  (5,327)      $  27,016
                                                                                        =========       =========

(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA or Adjusted EBITDA reflects amounts which are netted in income from partially-owned entities.

(4) Net of $6,987 and $7,630 of rent not recognized as income for the fourth quarter of 2002 and 2001, respectively.

     Below are the details of the changes by segment in Adjusted EBITDA.

($ in thousands)                                                                                   Temperature
                                                                                   Merchandise      Controlled
                                      Total          Office           Retail           Mart         Logistics       Other
                                   ---------       ---------        ----------     -----------     -----------     --------
Three months ended
     December 31, 2001.........    $ 202,020       $  94,393        $   30,449      $  30,265       $  19,897      $ 27,016
2002 Operations:
     Same store operations(1)..       (4,899)          3,558            (1,519)(3)     (1,794)(5)       (819)        (4,325)(6)
     Acquisitions, dispositions
       and non-recurring income
       and expenses............       19,548          46,748             1,300(4)        (482)             --       (28,018)(7)
                                   ---------        --------        ----------      ---------       ---------      --------
Three months ended
     December 31, 2002.........    $ 216,669       $ 144,699(2)     $   30,230      $  27,989       $  19,078      $ (5,327)
                                   =========       =========        ==========      =========       =========      ========
     % (decrease) increase in same
       store operations........        (2.4%)            3.8%(2)          (5.0%)(3)      (5.9%)(5)       (4.1%)      (16.0%)
                                   =========       =========        ==========      =========       ==========     ========

----------
(1)  Represents operations, which were owned for the same period in each year.
(2) Adjusted EBITDA and same store percentage increase was $75,303 and 3.8% for the New York City office portfolio and $69,396 and 3.6% for the CESCR portfolio.
(3) Primarily due to lower occupancy and increases in allowances for bad debt expense as a result of the K-Mart and other bankruptcies and the expiration of the Stop & Shop guarantees of several former Bradlees locations. Average occupancy for the quarter ended December 31, 2002 was 86%, (82% excluding leases which have not commenced) as compared to 92% at December 31, 2001.
(4) Primarily due to Adjusted EBITDA aggregating $2,600 from the acquisitions in the fourth quarter of 2002 of a 50% interest in the Monmouth Mall and the remaining 50% interest in the Las Catalinas Mall the Company did not previously own, offset by lease termination fees and other refunds in the fourth quarter of 2001.
(5) Primarily due to rescheduling of two trade shows from the fourth quarter of 2002 to the first quarter of 2003.
(6) Primarily due to the reinvestment of the proceeds received from the repayment of the Company's $75,000 loan to NorthStar Partnership L.P. in May 2002 at lower yields and from not recognizing income on the Company's foreclosed loan to Primestone and loan to Vornado Operating.
(7)  Reflects net non-recurring items included in Adjusted EBITDA.

     In comparing the financial results of the Company's segments on a quarterly basis, the following should be noted:

      - The third quarter financial results of the Office and Merchandise Mart segments have historically been impacted by higher net utility costs than in each other quarter of the year;

      - The fourth quarter financial results of the Retail segment have historically been higher than the first three quarters due to the recognition of percentage rental income in that quarter; and

      - The second and fourth quarter financial results of the Merchandise Mart segment have historically been higher than the first and third quarters due to major trade shows occurring in those quarters.

     Below are the details of the changes by segment in Adjusted EBITDA for the three months ended December 31, 2002 compared to the three months ended September 30, 2002:

($ in thousands)                                                                             Temperature
                                                                             Merchandise     Controlled
                                     Total        Office        Retail          Mart          Logistics        Other
                                   ---------    ----------     --------      -----------     -----------    ----------
Three months ended
     September 30, 2002........    $ 230,599    $  140,248     $ 29,277      $   23,424       $  14,864     $   22,786
2002 Operations:
     Same store operations(1)..       10,537         5,851       (2,047)          3,331 (2)       4,214(3)        (812)
     Acquisitions, dispositions
       and non-recurring income
       and expenses............      (24,467)       (1,400)       3,000           1,234              --        (27,301)
                                   ---------    ----------     --------      ----------       ---------     ----------
Three months ended
     December 31, 2002.........    $ 216,669    $  144,699     $ 30,230      $   27,989       $  19,078     $   (5,327)
                                   =========    ==========     ========      ==========       =========     ==========
     % increase (decrease) in same
       store operations........          4.6%          4.2%(1)     (7.0%)          14.2%(2)        28.4%(3)       (3.6%)
                                   =========    ==========     ========      ==========       =========     ==========

----------
(1) Adjusted EBITDA and same store percentage increase was $75,303 and 6.1% for the New York City office portfolio and $69,396 and 2.2% for the CESCR portfolio.
(2)  Reflects higher income due to timing of trade shows.
(3)  Primarily due to seasonality of tenant's operations.

LEASING ACTIVITY

     The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity:

(square feet and cubic feet in thousands)               Office                        Merchandise Mart
                                                 -------------------                --------------------     Temperature
AS OF DECEMBER 31, 2002:                          New York                                                    Controlled
                                                   City       CESCR      Retail      Office      Showroom     Logistics
                                                 --------    -------    --------    -------      -------      ---------
  Square feet..............................        14,304     13,395      12,528      2,838        5,528         17,509
  Cubic feet...............................            --         --          --         --           --        441,500
  Number of properties.....................            21         53          62          9            9             88
  Occupancy rate...........................         95.9%       93.6%       88.3%      89.2%        95.2%          78.5%
  Leasing Activity:
    Quarter ended December 31, 2002:

        Square feet........................           138        516         890         63          121             --
        Initial rent(1)....................      $  44.15    $ 30.21    $  11.17    $ 30.20      $ 22.89             --
        Rent per square foot on relet space:
         Square feet.......................           124        419         776         63          121             --
         Initial rent (1)..................      $  44.58    $ 30.79    $  11.43    $ 30.20      $ 22.89             --
         Prior escalated rent..............      $  36.10    $ 29,22    $   8.67    $ 31.85      $ 21.68             --
         Percentage increase (decrease)....          23.5%       5.4%       31.8%      (5.2%)         5.6%           --
        Rent per square foot on space
        previously vacant:
         Square feet.......................            14         97         114         --           --             --
         Initial rent (1)..................      $  41.94    $ 31.01    $   9.46         --           --             --

    Year Ended December 31, 2002:
        Square feet........................           579      2,342       1,960        164          911             --
        Initial rent(1)....................      $  44.82    $ 31.01    $   9.73    $ 26.97      $ 18.99             --
        Rent per square foot on relet space:
         Square feet.......................           457      2,025       1,339        164          911             --
         Initial Rent(1)...................      $  44.34    $ 31.29    $  12.17    $ 26.97      $ 18.99             --
         Prior escalated rent..............      $  34.11    $ 29.66    $   9.19    $ 26.66      $ 18.63             --
         Percentage increase...............          30.0%       5.5%       32.4%       1.2%         2.0%            --
         Tenant improvements per square foot     $  39.00    $ 14.23          --    $ 18.74      $  2.65             --
         Leasing commissions per square foot     $  16.47    $  3.39          --    $  5.08           --             --
        Rent per square foot on space
          previously vacant:

         Square feet.......................           122        317         621(2)      --           --             --
         Initial rent (1)..................      $  46.80    $ 29.21    $   4.48         --           --             --

AS OF DECEMBER 31, 2001:

  Square feet..............................        14,300      4,386      11,301      2,841        5,532         17,695
  Cubic feet...............................            --         --          --         --           --        445,200
  Number of properties.....................            22         52          55          9            9             89
  Occupancy rate...........................          97.4%      94.8%       92.0%      89.2%        95.5%          80.7%

AS OF DECEMBER 31, 2000:

  Square feet..............................        14,396      4,248      11,293      2,869        5,044         17,495
  Cubic feet...............................            --         --          --         --           --        438,900
  Number of properties.....................            22         51          55          9            9             88
  Occupancy rate...........................          96.3%      97.9%       92.0%      90.2%        97.6%          82.0%

----------
(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2)  Ground leases.


     In addition to the above, 48,000 square feet of retail space included in the NYC office properties was leased at an initial rent of $112.01 per square foot for the year ended December 31, 2002. Further, the Company leased 140,000 square feet of garage space at a weighted average initial rent per square foot of $19.02.

PRO FORMA OPERATING RESULTS - CESCR ACQUISITION

     Below is a summary of net income, Adjusted EBITDA and funds from operations for the years ended December 31, 2002 and 2001, giving effect to the following transactions as if they had occurred on January 1, 2001: (i) the acquisition of the remaining 66% of CESCR on January 1, 2002 and (ii) the Company's November 21, 2001 sale of 9,775,000 common shares and the use of proceeds to repay indebtedness.

                                                                                      Year Ended December 31,
                                                                                ----------------------------------
      (amounts in thousands,                                                                            2001
      except per share amounts)                                                      2002            (Pro Forma)
                                                                                -------------       -------------
      Revenues...........................................................       $   1,435,070       $   1,384,933
                                                                                =============       =============
      Net income.........................................................       $     232,903       $     295,805
      Preferred share dividends..........................................             (23,167)            (36,505)
                                                                                -------------       -------------
      Net income applicable to common shares.............................       $     209,736       $     259,300
                                                                                =============       =============
      Net income per common share - diluted..............................       $        1.91       $        2.55
                                                                                =============       =============

      Adjusted EBITDA....................................................       $     921,005       $     949,613
                                                                                =============       =============
      Funds from operations(1)...........................................       $     407,173       $     427,426
                                                                                =============       =============
      Shares used for determining funds from operations per share........             112,600             109,494
                                                                                =============       =============

      ----------
      (1) See page 91 for further details on funds from operations.

SENIOR UNSECURED DEBT COVENANT COMPLIANCE RATIOS

     The following ratios as of and for the three months ended December 31, 2002, are computed pursuant to the covenants and definitions of the Company's senior unsecured notes due 2007.

                                                                                 Actual           Required
                                                                                 ------        -----------------
           Total Outstanding Debt/Total Assets.......................               48%        Less than 60%

           Secured Debt/Total Assets.................................               43%        Less than 55%

           Interest coverage (Annualized Combined EBITDA to Annualized
             Interest Expense).......................................             2.97         Greater than 1.50

           Unencumbered Assets/ Unsecured Debt.......................              674%        Greater than 150%

     The covenants and definitions of the Company's senior unsecured notes due 2007 are described in Exhibit 4.2 to the quarterly report on Form 10-Q for the three months ended September 30, 2002.

RELATED PARTIES

   LOAN AND COMPENSATION AGREEMENTS

     At December 31, 2002, the loan due from Mr. Roth, in accordance with his employment arrangement, was $13,122,500 ($4,704,500 of which is shown as a reduction in shareholders' equity). The loan bears interest at 4.49 % per annum (based on the applicable Federal rate) and matures in January 2006. The Company also provided Mr. Roth with the right to draw up to $15,000,000 of additional loans on a revolving basis. Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.

     On May 29, 2002, Mr. Roth replaced common shares of the Company securing the Company's outstanding loan to Mr. Roth with options to purchase common shares of the Company with a value of not less than two times the loan amount. As a result of the decline in the value of the options, Mr. Roth supplemented the collateral with cash and marketable securities.

     At December 31, 2002, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $8,600,000. The loans, which were scheduled to mature in 2003, have been extended to 2006 in connection with the extension of Mr. Fascitelli's employment agreement (discussed below) and bear interest, payable quarterly at a weighted average interest rate of 3.97% (based on the applicable Federal rate).

     Pursuant to his 1996 employment agreement, Mr. Fascitelli became entitled to a deferred payment consisting of $5 million in cash and a convertible obligation payable November 30, 2001, at the Company's option, in either 919,540 Company common shares or the cash equivalent of their appreciated value, so long as such appreciated value is not less than $20 million. The Company delivered 919,540 shares to a rabbi trust upon execution of the 1996 employment agreement. The Company accounted for the stock compensation as a variable arrangement in accordance with Plan B of EITF No. 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" as the agreement permitted settlement in either cash or common shares. Following the guidance in EITF 97-14, the Company recorded changes in fair value of its compensation obligation with a corresponding increase in the liability "Officer's Deferred Compensation". Effective as of June 7, 2001, the payment date was deferred until November 30, 2004. Effective as of December 14, 2001, the payment to Mr. Fascitelli was converted into an obligation to deliver a fixed number of shares (919,540 shares), establishing a measurement date for the Company's stock compensation obligation, accordingly the Company ceased accounting for the Rabbi Trust under Plan B of the EITF and began Plan A accounting. Under Plan A, the accumulated liability representing the value of the shares on December 14, 2001, was reclassified as a component of Shareholders' Equity as "Deferred compensation shares earned but not yet delivered." In addition, future changes in the value of the shares are no longer recognized as additional compensation expense. The fair value of this obligation was $34,207,000 at December 31, 2002. The Company has reflected this liability as Deferred Compensation Shares Not Yet Delivered in the Shareholders' Equity section of the balance sheet. For the years ended December 31, 2001 and 2000, the Company recognized approximately $4,744,000 and $3,733,000 of compensation expense of which $2,612,000 and $1,968,000 represented the appreciation in value of the shares in each period and $2,132,000 and $1,765,000 represented dividends paid on the shares.

     Effective January 1, 2002, the Company extended its employment agreement with Mr. Fascitelli for a five-year period through December 31, 2006. Pursuant to the extended employment agreement, Mr. Fascitelli is entitled to receive a deferred payment on December 31, 2006 of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000 (the value of the shares on March 8, 2002, the date the extended employment agreement was executed). The shares are held in a rabbi trust for the benefit of Mr. Fascitelli and vested 100% on December 31, 2002. The extended employment agreement does not permit diversification, allows settlement of the deferred compensation obligation by delivery of these shares only, and permits the deferred delivery of these shares. The value of these shares was amortized ratably over the one year vesting period as compensation expense.

     Pursuant to the Company's annual compensation review in February 2002 with Joseph Macnow, the Company's Chief Financial Officer, the Compensation Committee approved a $2,000,000 loan to Mr. Macnow, bearing interest at the applicable federal rate of 4.65% per annum and due January 1, 2006. The loan, which was funded on July 23, 2002, was made in conjunction with Mr. Macnow's June 2002 exercise of options to purchase 225,000 shares of the Company's common stock. The loan is collateralized by assets with a value of not less than two times the loan amount. As a result of the decline in the value of the options, Mr. Macnow supplemented the collateral with cash and marketable securities.

     One other executive officer of the Company has a loan outstanding pursuant to an employment agreement totaling $1,500,000 at December 31, 2002. The loan matures in April 2005 and bears interest at the applicable Federal rate provided (4.5% at December 31, 2002).

TRANSACTIONS WITH AFFILIATES AND OFFICERS AND TRUSTEES OF THE COMPANY

     Alexander's

     The Company owns 33.1% of Alexander's. Mr. Roth and Mr. Fascitelli are Officers and Directors of Alexander's, the Company provides various services to Alexander's in accordance with management, development and leasing agreements and the Company has made loans to Alexander's aggregating $119,000,000 at December 31, 2002. These agreements and the loans are described in Note 4 to the Company's consolidated financial statements - Investments in Partially-Owned Entities in this annual report on form 10-K.

     The Company constructed a $16.3 million community facility and low-income residential housing development (the "30th Street Venture"), in order to receive 163,728 square feet of transferable development rights, generally referred to as "air rights". The Company donated the building to a charitable organization. The Company sold 106,796 square feet of these air rights to third parties at an average price of $120 per square foot. An additional 28,821 square feet of air rights was sold to Alexander's at a price of $120 per square foot for use at Alexander's 59th Street development project (the "59th Street Project"). In each case, the Company received cash in exchange for air rights. The Company identified third party buyers for the remaining 28,111 square feet of air rights related to the 30th Street Venture. These third party buyers wanted to use the air rights for the development of two projects located in the general area of 86th Street which was not within the required geographical radius of the construction site nor in the same Community Board as the low-income housing and community facility project. The 30th Street Venture asked Alexander's to sell 28,111 square feet of the air rights it already owned to the third party buyers (who could use them) and the 30th Street Venture would replace them with 28,111 square feet of air rights. In October 2002, the Company sold 28,111 square feet of air rights to Alexander's for an aggregate sales price of $3,059,000 (an average of $109 per square foot). Alexander's then sold an equal amount of air rights to the third party buyers for an aggregate sales price of $3,339,000 (an average of $119 per square foot).

     Interstate Properties

     The Company manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies that its terms are fair to the Company. For the years ended December 31, 2002, 2001 and 2000, $1,450,000, $1,655,000,
and $1,418,000 of management fees were earned by the Company pursuant to the management agreement.

     Building Maintenance Service Company ("BMS")

     On January 1, 2003, the Company acquired BMS, a company which provides cleaning and related services primarily to the Company's Manhattan office properties, for $13,000,000 in cash from the estate of Bernard Mendik and certain other individuals including Mr. Greenbaum, one of the Company's executive officers. The Company paid BMS $53,024,000, $51,280,000, and $47,493,000 for the years ended December 31, 2002, 2001 and 2000 for services rendered at the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services were provided were not negotiated at arms length, the Company believes based upon comparable amounts charged to other real estate companies that the terms and conditions of the contracts were fair to the Company.

     Vornado Operating Company and AmeriCold Logistics

     In October 1998, Vornado Operating was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct. The Company granted Vornado Operating a $75,000,000 unsecured revolving credit facility which expires on December 31, 2004. Borrowings under the revolving credit facility bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the revolving credit facility during its term. The revolving credit facility prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 2002, $21,989,000 was outstanding under the revolving credit facility.

     Vornado Operating has disclosed that in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses. Further, Vornado Operating states that its only investee, AmeriCold Logistics ("Tenant"), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant). Management anticipates a further lease restructuring and the sale and/or financing of assets by AmeriCold Logistics, and accordingly, Vornado Operating is expected to have a source to repay the debt under this facility, which may be extended. Since January 1, 2002, the Company has not recognized interest income on the debt under this facility.

     On December 31, 2002, the Company and Crescent Real Estate Equities formed a joint venture to acquire the Carthage, Missouri and Kansas City, Kansas quarries from AmeriCold Logistics, the Company's tenant at the cold storage warehouses (Temperature Controlled Logistics), for $20,000,000 in cash (appraised value). The Company contributed cash of $8,800,000 to the joint venture representing its 44% interest. AmeriCold Logistics used the proceeds from the sale to repay a portion of a loan to Vornado Operating. Vornado Operating then repaid $9,500,000 of the amount outstanding under the Company's revolving credit facility. On December 31, 2002, the joint venture purchased $5,720,000 of trade receivables from AmeriCold at a 2% discount, of which the Company's share was $2,464,000.

     Other

     The Company owns preferred securities in Capital Trust, Inc. ("Capital Trust") totaling $29,212,000 at December 31, 2002. Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust nominated by the Company.

     On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue to the other venture partner, an entity controlled by the late Bernard Mendik, a former trustee and executive officer of the Company, for $60,000,000, resulting in a gain to the Company of $12,445,000. The sale was initiated by the Company's partner and was based on a competitive bidding process handled by an independent broker. The Company believes that the terms of the sale was at arm's length and were fair to the Company.

     During 2002 and 2001, the Company paid approximately $147,000 and $136,000 for legal services to a firm in which one of the Company's trustees is a member.

     On January 1, 2001, the Company acquired the common stock of various preferred stock affiliates which was owned by Officers and Trustees of the Company and converted the affiliates to taxable REIT subsidiaries. The total acquisition price was $5,155,000. The purchase price, which was the estimated fair value, was determined by both independent appraisal and by reference to the individuals' pro rata share of the earnings of the preferred stock affiliates during the three-year period that these investments were held.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

   YEAR ENDED DECEMBER 31, 2002

     Cash and cash equivalents were $208,200,000 at December 31, 2002, as compared to $265,584,000 at December 31, 2001, a $57,384,000 decrease.

     Cash flow provided by operating activities of $499,825,000 was primarily comprised of (i) income of $323,447,000, (ii) adjustments for non-cash items of $322,185,000, partially offset by (iii) the net change in operating assets and liabilities of $38,239,000. The adjustments for non-cash items were comprised of
(i) a cumulative effect of change in accounting principle of $30,129,000, (ii) amortization of Officer's deferred compensation expense of $27,500,000, (iii) depreciation and amortization of $205,826,000, (iv) minority interest of $140,584,000, (v) the write-off of $6,874,000 of 20 Times Square pre-development costs, (vi) impairment losses on Primestone of $35,757,000, partially offset by
(vii) the effect of straight-lining of rental income of $36,478,000, (viii) equity in net income of partially-owned entities and income applicable to Alexander's of $74,111,000 and (ix) amortization of below market leases, net of $12,634,000.

     Net cash used in investing activities of $24,117,000 was comprised of
(i) recurring capital expenditures of $52,728,000, (ii) non-recurring capital expenditures of $42,227,000, (iii) development and redevelopment expenditures of $63,619,000, (iv) investment in notes and mortgages receivable of $56,935,000, (v) investments in partially-owned entities of $100,882,000,
(vi) acquisitions of real estate of $23,665,000, (vii) cash restricted, primarily mortgage escrows of $21,471,000 partially offset by proceeds from
(viii) distributions from partially-owned entities of $126,077,000, (ix) repayments on notes receivable of $124,500,000 and (x) proceeds from the sale of marketable securities of $87,896,000.

     Net cash used in financing activities of $533,092,000 was primarily comprised of (i) dividends paid on common shares of $314,419,000, (ii) dividends paid on preferred shares of $23,167,000, (iii) distributions to minority partners of $146,358,000, (iv) repayments of borrowings of $731,238,000, (v) redemption of perpetual preferred units of $25,000,000, partially offset by proceeds from (vi) the issuance of common shares of $56,453,000, (vii) proceeds from borrowings of $628,335,000, of which $499,280,000 was from the issuance of the Company's senior unsecured notes on June 24, 2002, and (viii) the exercise of employee share options of $26,272,000.

     Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures for the year ended December 31, 2002.

(amounts in thousands)

                                                                    New York                             Merchandise
Capital Expenditures:                                     Total    City Office    CESCR       Retail         Mart       Other
                                                        ---------  -----------  ---------   ---------    -----------  ---------
  Expenditures to maintain the assets:
     Recurring.......................................   $  27,881   $   9,316   $  13,686   $   1,306     $   2,669   $     904
     Non-recurring...................................      35,270       6,840      16,455          --        11,975          --
                                                        ---------   ---------   ---------   ---------     ---------   ---------
                                                        $  63,151   $  16,156   $  30,141   $   1,306     $  14,644   $     904
                                                        =========   =========   =========   =========     =========   =========
  Tenant improvements:
     Recurring.......................................   $  24,847   $  12,017   $   5,842   $   2,309     $   4,679          --
     Non-recurring...................................       6,957       2,293       4,664          --            --          --
                                                        ---------   ---------   ---------   ---------     ---------   ---------
                                                        $  31,804   $  14,310   $  10,506   $   2,309     $   4,679          --
                                                        =========   =========   =========   =========     =========   =========

Leasing Commissions:
     Recurring.......................................   $  14,345   $   8,854   $   4,416   $     353     $     614   $     108
     Non-recurring...................................       4,205       2,067       2,138          --            --          --
                                                        ---------   ---------   ---------   ---------     ---------   ---------
                                                        $  18,550   $  10,921   $   6,554   $     353     $     614   $     108
                                                        =========   =========   =========   =========     =========   =========

Total Capital Expenditures and Leasing Commissions:
     Recurring.......................................   $  67,073   $  30,187   $  23,944   $   3,968     $   7,962   $   1,012
     Non-recurring...................................      46,432      11,200      23,257          --        11,975          --
                                                        ---------   ---------   ---------   ---------     ---------   ---------
                                                        $ 113,505   $  41,387   $  47,201   $   3,968     $  19,937   $   1,012
                                                        =========   =========   =========   =========     =========   =========

Development and Redevelopment Expenditures:
      Palisades-Fort Lee, NJ.........................   $  16,750   $      --   $      --   $      --     $      --   $  16,750
      640 Fifth Avenue...............................      16,749      16,749          --          --            --          --
      435 7th Avenue.................................      12,353      12,353          --          --            --          --
      Other..........................................      17,767      12,664       1,496        (596)(1)     1,529       2,674
                                                        ---------   ---------   ---------   ---------     ---------   ---------
                                                        $  63,619   $  41,766   $   1,496   $    (596)    $   1,529   $  19,424
                                                        =========   =========   =========   =========     =========   =========

----------
(1) Includes reimbursements from tenants for expenditures incurred in the prior year.

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

ACQUISITIONS

     Acquisitions of individual properties are recorded as acquisitions of real estate assets. Acquisitions of businesses are accounted for under the purchase method of accounting. The purchase price for property acquisitions and businesses acquired is allocated to acquired assets and assumed liabilities using their relative fair values as of the acquisition date based on valuations and other studies. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.

   CHARLES E. SMITH COMMERCIAL REALTY L.P.

     On January 1, 2002, the Company completed the combination of Charles E. Smith Commercial Realty L.P. ("CESCR") with Vornado. Prior to the combination, Vornado owned a 34% interest in CESCR. The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of 15.6 million newly issued Vornado Operating Partnership units and approximately
$1 billion of debt (66% of CESCR's total debt). The purchase price paid by the Company was determined based on the weighted average closing price of the equity issued to CESCR unitholders for the period beginning two business days before and ending two business days after the date the acquisition was agreed to and announced on October 19, 2001. The Company also capitalized as part of the basis of the assets acquired approximately $32,000,000 for third party acquisition related costs, including advisory, legal and other professional fees that were contemplated at the time of the acquisition. The operations of CESCR are consolidated into the accounts of the Company beginning January 1, 2002. Prior to this date the Company accounted for its 34% interest on the equity method. See page 84 for unaudited pro forma financial information for the year ended December 31, 2001.

   CRYSTAL GATEWAY ONE

     On July 1, 2002, the Company acquired a 360,000 square foot office building from a limited partnership, which is approximately 50% owned by Mr. Robert H. Smith and Mr. Robert P. Kogod and members of the Smith and Kogod families, trustees of the Company, in exchange for approximately 325,700 newly issued Vornado Operating Partnership units (valued at $13,679,000) and the assumption of $58,500,000 of debt. The building is located in the Crystal City complex in Arlington, Virginia where the Company already owns 24 office buildings containing over 6.9 million square feet, which it acquired on January 1, 2002, in connection with the Company's acquisition of CESCR. The operations of Crystal Gateway One are consolidated into the accounts of the Company from the date of acquisition.

   BUILDING MAINTENANCE SERVICE COMPANY ("BMS")

     On January 1, 2003, the Company acquired BMS, a company which provides cleaning and related services primarily to the Company's Manhattan office properties, for $13,000,000 in cash from the estate of Bernard Mendik and certain other individuals including Mr. Greenbaum, one of the Company's executive officers.

   LAS CATALINAS MALL

     On September 23, 2002, the Company increased its interest in the Las Catalinas Mall located in Caguas, Puerto Rico (San Juan area) to 100% by acquiring the 50% of the mall and 25% of the Kmart anchor store it did not already own. The purchase price was $48,000,000, including $32,000,000 of indebtedness. The Las Catalinas Mall, which opened in 1997, contains 492,000 square feet, including a 123,000 square foot Kmart and a 138,000 square foot Sears owned by the tenant.

   MONMOUTH MALL

     On October 10, 2002, a joint venture in which the Company has a 50% interest, acquired the Monmouth Mall, an enclosed super regional shopping center located in Eatontown, New Jersey containing approximately 1.5 million square feet, including four department stores, three of which aggregating 731,000 square feet are owned by the tenants. The purchase price was approximately $164,700,000, including transaction costs of $4,400,000. The Company made a $7,000,000 common equity investment in the venture and provided it with $23,500,000 of preferred equity yielding 14%. The venture financed the purchase of the Mall with $135,000,000 of floating rate debt at LIBOR plus 2.05%, with a LIBOR floor of 2.50% on $35,000,000, a three year term and two one-year extension options. The Company's investment in the Monmouth will be accounted for under the equity method as the Company does not have unilateral control over the joint venture.

   CARTHAGE, MISSOURI AND KANSAS CITY, KANSAS QUARRIES

     On December 31, 2002, the Company and Crescent Real Estate Equities formed a joint venture to acquire the Carthage, Missouri and Kansas City, Kansas quarries from AmeriCold Logistics', the Company's tenant at the cold storage warehouses (Temperature Controlled Logistics) for $20,000,000 in cash (appraised value). The Company contributed cash of $8,800,000 to the joint venture representing its 44% interest.

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

   YEAR ENDED DECEMBER 31, 2001

     Cash flow provided by operating activities of $387,685,000 was primarily comprised of (i) income of $263,738,000, (ii) adjustments for non-cash items of $131,832,000, and (iii) the net change in operating assets and liabilities of $19,374,000. The adjustments for non-cash items were primarily comprised of (i) a cumulative effect of change in accounting principle of $4,110,000, (ii) the write-off of the Company's remaining equity investments in technology companies of $16,513,000, (iii) the write-off of its entire net investment of $7,374,000 in the Russian Tea Room, (iv) depreciation and amortization of $123,862,000, (v) minority interest of $112,363,000, partially offset by (vi) the effect of straight-lining of rental income of $27,230,000, and (vii) equity in net income of partially-owned entities and income applicable to Alexander's of $106,330,000.

     Net cash used in investing activities of $79,722,000 was primarily comprised of (i) recurring capital expenditures of $41,093,000, (ii) non-recurring capital expenditures of $25,997,000, (iii) development and redevelopment expenditures of $145,817,000, (iv) investment in notes and mortgages receivable of $83,879,000, (v) investments in partially-owned entities of $109,332,000, (vi) acquisitions of real estate of $11,574,000, offset by,
(vii) proceeds from the sale of real estate of $162,045,000, and (viii) distributions from partially-owned entities of $114,218,000.

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

($ in thousands)                                                            Funded by the Company
                                                        ---------------------------------------------------------
                                                                    New York               Merchandise                CESCR
Capital Expenditures:                                     Total    City Office   Retail        Mart       Other   (34% Interest)
                                                        ---------  -----------  ---------  -----------  --------- --------------
  Expenditures to maintain the assets:
     Recurring.......................................   $  14,423   $   7,684   $   1,253   $   5,287   $     199   $   3,121
     Non-recurring...................................      20,751      13,635          --       7,116          --       6,678
                                                        ---------   ---------   ---------   ---------   ---------   ---------
                                                        $  35,174   $  21,319   $   1,253   $  12,403   $     199   $   9,799
                                                        =========   =========   =========   =========   =========   =========
  Tenant Improvements:
     Recurring.......................................   $  26,670   $  21,452   $     271   $   4,858   $      89   $   5,979
     Non-recurring...................................       5,246       5,246          --          --          --         190
                                                        ---------   ---------   ---------   ---------   ---------   ---------
                                                        $  31,916   $  26,698   $     271   $   4,858   $      89   $   6,169
                                                        =========   =========   =========   =========   =========   =========

Leasing Commissions:
     Recurring.......................................   $  19,536   $  18,546   $     336   $     381   $     273   $   1,142
     Non-recurring...................................       7,902       7,902          --          --          --          28
                                                        ---------   ---------   ---------   ---------   ---------   ---------
                                                        $  27,438   $  26,448   $     336   $     381   $     273   $   1,170
                                                        =========   =========   =========   =========   =========   =========
Total Capital Expenditures and Leasing
 Commissions:
     Recurring.......................................   $  60,629   $  47,682   $   1,860   $  10,526   $     561   $  10,242
     Non-recurring...................................   $  33,899   $  26,783   $      --   $   7,116   $      --   $   6,896

Development and Redevelopment Expenditures:
      Palisades--Fort Lee, NJ........................   $  66,173   $      --   $      --   $      --   $  66,173   $      --
      Market Square on Main Street...................      29,425          --          --      29,425          --          --
      Other..........................................      50,219      25,703       6,378       4,350      13,788      14,067
                                                        ---------   ---------   ---------   ---------   ---------   ---------
                                                        $ 145,817   $  25,703   $   6,378   $  33,775   $  79,961   $  14,067
                                                        =========   =========   =========   =========   =========   =========

   YEAR ENDED DECEMBER 31, 2000

     Cash flow provided by operating activities of $249,921,000 was primarily comprised of (i) income of $233,991,000 and (ii) adjustments for non-cash items of $66,557,000 offset by (iii) the net change in operating assets and liabilities of $39,102,000 and (iv) the net gain on sale of real estate of $10,965,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $99,846,000 and (ii) minority interest of $102,374,000, partially offset by (iii) the effect of straight-lining of rental income of $32,206,000 and (iv) equity in net income of partially-owned entities and income applicable to Alexander's of $104,017,000.

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

($ in thousands)

                                                                                Debt           Value of          Units
Acquisitions of Real Estate:                                      Cash         Assumed          Issued         Investment
                                                                ---------     ----------     -------------    -------------
    Student Housing Complex (90% Interest)................      $   6,660     $   17,640     $          --    $      24,300
    33 North Dearborn Street..............................         16,000         19,000                --           35,000
    7 West 34th Street....................................        128,000             --                --          128,000
    L.A. Mart.............................................         44,000         10,000                --           54,000
    Other.................................................          5,200             --                --            5,200
                                                                ---------     ----------     -------------    -------------
                                                                $ 199,860     $   46,640     $          --    $     246,500
                                                                =========     ==========     =============    =============

Investments in Partially-Owned Entities:
    Vornado Ceruzzi Joint Venture (80% interest)..........      $  21,940     $       --     $          --    $      21,940
    Additional investment in Newkirk Joint Ventures.......          1,334             --             9,192           10,526
    Loan to Alexander's...................................         15,000             --                --           15,000
    Alexander's - increase in investment to 33%                     3,400             --                --            3,400
    Funding of Development Expenditures:
      Fort Lee (75% interest).............................         10,400             --                --           10,400
      Park Laurel (80% interest)..........................         47,900             --                --           47,900
                                                                ---------     ----------     -------------    -------------
                                                                $  99,974     $       --     $       9,192    $     109,166
                                                                =========     ==========     =============    =============
Investments in Notes and Mortgages receivable:
    Loan to NorthStar Partnership L.P.....................      $  65,000     $       --     $          --    $      65,000
    Loan to Primestone Investment Partners, L.P...........         62,000             --                --           62,000
    Advances to Vornado Operating Company.................         15,251             --                --           15,251
    Other.................................................          1,974             --                --            1,974
                                                                ---------     ----------     -------------    -------------
                                                                $ 144,225     $       --     $          --    $     144,225
                                                                =========     ==========     =============    =============

                                                                     New York                   Merchandise
Capital expenditures:                                   Total      City Office     Retail           Mart          Other
                                                     ----------    -----------    --------      -----------      --------
    Expenditures to maintain the assets.......       $   33,113     $  15,661     $    414        $ 11,437       $  5,601
    Tenant allowances.........................           60,850        51,017        3,307           6,301            225
                                                     ----------     ---------     --------        --------       --------
    Total recurring capital expenditures.....            93,963        66,678        3,721          17,738          5,826
    Redevelopment and development
      expenditures............................           63,348        40,124        3,600          19,624             --
    Corporate.................................           14,471            --           --              --         14,471
                                                     ----------     ---------     --------        --------       --------
                                                     $  171,782     $ 106,802     $  7,321        $ 37,362       $ 20,297
                                                     ==========     =========     ========        ========       ========

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

        FUNDS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Funds from operations was $407,173,000 in the year ended December 31, 2002, compared to $377,693,000 in the prior year, an increase of $29,480,000. Funds from operations includes certain items which affect comparability totaling $41,216,000(1) and $12,903,000(1) for the years ended December 31, 2002 and 2001. Funds from operations before these items and after minority interest was $448,389,000 in the year ended December 31, 2002, compared to $390,596,000 in the prior year, a $57,793,000 increase over the prior year, or a 1.5% increase on a per share basis.

     The following table reconciles funds from operations and net income:

         ($ in thousands)                                                 For the Year Ended December  31,
                                                                          --------------------------------
                                                                              2002                2001
                                                                           -----------        -----------
         Net income applicable to common shares...................         $   209,736        $   227,233
         Cumulative effect of a change in accounting principle....              30,129              4,110
         Depreciation and amortization of real property...........             195,808            119,568
         Straight-lining of property rentals for
              rent escalations, net of a $4,071 allowance in 2002.             (27,295)           (24,314)
         Amortization of below market leases, net.................             (12,634)                --
         Leasing fees received in excess of income
              recognized..........................................               1,318              1,954
         Appreciation of securities held in officer's deferred
              compensation trust..................................                  --              3,023
         Net gain on sale of 570 Lexington Avenue through a
              partially-owned entity..............................                  --            (12,445)
         Net gain from condemnation proceeding....................                  --             (3,050)
         Proportionate share of adjustments to equity
              in net income of partially-owned entities
              to arrive at funds from operations:
                  Depreciation and amortization of real property..              51,881             65,588
                  Net gain on sales of real estate................              (3,431)            (6,298)
                  Other...........................................                 835               (371)
         Minority interest in excess of preferential
              distributions.......................................             (45,324)           (16,810)
                                                                           -----------        -----------
                                                                               401,023            358,188
         Series A preferred shares................................               6,150             19,505
                                                                           -----------        -----------
         Funds from operations--diluted (2).......................             407,173            377,693
                                                                           ===========        ===========

The number of shares used for determining funds from operations per share is as follows:

         (in thousands)                                                 For the Year Ended December 31,
                                                                        -------------------------------
                                                                             2002               2001
                                                                          ---------          ---------
         Weighted average shares used for determining
             diluted income per share............................           109,669             92,073
             Series A preferred shares...........................             2,931              7,646
                                                                          ---------          ---------
         Shares used for determining diluted
             funds from operations per share (2).................           112,600             99,719
                                                                          =========          =========

     Funds from operations does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures reported by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by NAREIT. Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified from this definition to adjust primarily for the (i) effect of straight-lining of property rentals for rent escalations and leasing fee income and (ii) the exclusion of income arising from the amortization of acquired below market leases, net of above market leases.

(1) Certain items which affect comparability included in funds from operations above are as follows:

                                                             For the Year Ended December 31,
                                                             -------------------------------
                                                                   2002             2001
                                                               -----------       ----------
      Primestone foreclosure and impairment losses.....        $   (35,757)      $       --
      Amortization of officer's deferred compensation..            (27,500)              --
      Gains on sale of marketable securities...........             12,346               --
      Gain on sale of residential condominium units....              2,156           15,657
      Gains on transfer of mortgages...................              2,096               --
      Gains on sale of air rights......................              1,688               --
      Write-off of investments in technology companies.                 --          (16,513)
      Write-off of net investment in Russian Tea Room..                 --           (7,374)
      Donations to Twin Towers and NYC Fireman's Funds.                 --           (1,250)
      Write-off of 20 Times Square pre-development
        costs (2002) and World Trade Center
        acquisition costs (2001).......................             (6,874)          (5,223)
      Minority interest................................             10,629            1,800
                                                               -----------      -----------
                                                               $   (41,216)     $   (12,903)
                                                               ===========      ===========

(2) Assuming all of the convertible units of the Operating Partnership were converted to shares, the minority interest in partnership earnings would not be deducted in calculating funds from operations and the shares used in calculating funds from operations per share would be increased to reflect the conversion. Funds from operations per share would not change. The following table reconciles funds from operations as shown above, to the Operating Partnership's funds from operations for the years ended December 31, 2002 and 2001:

                ($ in thousands)                                   For the Year Ended December 31,
                                                                   -------------------------------
                                                                       2002                2001
                                                                    ---------          ---------
                Funds from operations, as above..............       $ 407,173          $ 377,693
                Addback of minority interest reflected as
                 equity in the Operating Partnership.........         105,001             52,678
                                                                    ---------          ---------
                Operating Partnership funds from operations..       $ 512,174          $ 430,371
                                                                    =========          =========

     The number of shares to be used for determining Operating Partnership funds from operations per share is as follows:

                (shares/units in thousands)

                Shares used for determining diluted funds from
                 operations per share, as above..............         112,600             99,719
                Convertible units:
                    Non-Vornado owned Class A units..........          21,269              6,140
                    Class D units............................              --                 --
                    B-1 units................................             822                822
                    B-2 units................................             411                411
                    C-1 units................................             855                855
                    E-1 units................................           5,680              5,680
                                                                    ---------          ---------
                Shares used for determining Operating
                 Partnership diluted funds from operations
                 per share...................................         141,637            113,627
                                                                    =========          =========

Below are the cash flows provided by (used in) operating, investing and financing activities:

               ($ in thousands)                                For the Year Ended December 31,
                                                              ---------------------------------
                                                                 2002                  2001
                                                              -----------           -----------
               Operating activities.................          $   499,825           $   387,685
                                                              ===========           ===========
               Investing activities.................          $   (24,117)          $   (79,722)
                                                              ===========           ===========
               Financing activities.................          $  (533,092)          $  (179,368)
                                                              ===========           ===========

CERTAIN FUTURE CASH REQUIREMENTS

     For 2003, the Company has budgeted approximately $197.3 million for capital expenditures (excluding acquisitions) and leasing commissions as follows:

                                                                                                       Temperature
($ and square feet in thousands)                      New York       CESCR                Merchandise   Controlled
                                          Total        Office        Office       Retail      Mart       Logistics     Other
                                        ----------    ---------     ---------   ------     ---------    ----------    -------
  Expenditures to maintain
    the assets..................        $   71,900    $  23,100     $  21,800   $     --   $  20,200     $  5,700(1)  $ 1,100(2)
                                        ==========    =========     =========   ========   =========     ========     =======

  Tenant improvements...........        $   98,195    $  32,500     $  40,300   $  5,095   $  20,300    $      --     $    --
                                        ==========    =========     =========   ========   =========     ========     =======

     Per square foot............                      $   38.33         16.36   $   7.34   $   15.32
                                                      =========     =========   ========   =========

  Leasing Commissions...........        $   27,221    $  15,000     $   9,100   $    821   $   2,300
                                        ==========    =========     =========   ========   =========

     Per square foot............                      $   17.69     $    3.69         --   $    1.74
                                                      =========     =========   ========   =========

Total Capital Expenditures and
  Leasing Commissions...........        $  197,316    $  70,600     $  71,200   $  5,916   $  42,800     $  5,700     $ 1,100
                                        ==========    =========     =========   ========   =========     ========     =======

  Square feet leased............                            848         2,463        694       1,325
                                                      =========     =========   ========   =========

----------
(1) Represents the Company's 60% share of the Vornado Crescent Portland Partnership's obligation to fund $9,500 of capital expenditures per annum.
(2)  Primarily for the Hotel Pennsylvania.

     In addition to the capital expenditures reflected above, the Company is currently engaged in certain development and redevelopment projects for which it has budgeted approximately $230.9 million to be expended as outlined in the "Development and Redevelopment Projects" section of Item 1--Business. The $230.9 million does not include amounts for other projects which are also included in the "Development and Redevelopment Projects" section of Item 1 -Business, as no budgets for them have been finalized. There can be no assurance that any of the above projects will be ultimately completed, completed on time or completed for the budgeted amount.

     No cash requirements have been budgeted for the capital expenditures and amortization of debt of Alexander's, The Newkirk MLP, or any other entity that is partially owned by the Company. These investees are expected to fund their own cash requirements.

FINANCING ACTIVITIES AND CONTRACTUAL OBLIGATIONS

     Below is a schedule of the Company's contractual obligations and commitments at December 31, 2002:

      ($ in thousands)
                                                                                    2 - 3          4 - 5
      Contractual Cash Obligations:                 Total            1 Year         Years          Years       Thereafter
                                                 -----------       -----------    ---------     -----------    -----------
           Mortgages and Notes Payable.......    $ 3,537,720(1)    $ 449,526(1)   $ 705,589     $   550,321    $ 1,832,284
           Senior Unsecured Notes due 2007...        533,600              --             --         533,600             --
           Unsecured Revolving Credit Facility            --              --             --              --             --
           Operating Leases..................      1,029,171          15,347         29,285          29,559        954,980
                                                 -----------       -----------    ---------     -----------    -----------
             Total Contractual Cash Obligations  $ 5,100,491       $ 464,873      $ 734,874     $ 1,113,480    $ 2,787,264
                                                 ===========       ===========    =========     ===========    ===========

      Commitments:
           Standby Letters of Credit.........    $    16,779       $  16,779      $      --     $        --    $        --
           Other Guarantees..................             --              --             --              --             --
                                                 -----------       -----------    ---------     -----------    -----------
             Total Commitments...............    $    16,779       $  16,779      $      --     $        --    $        --
                                                 ===========       ===========    =========     ===========    ===========

     ----------
     (1) Includes $153,659, which is offset by an equivalent amount of cash held in a restricted mortgage escrow amount.

     The Company is reviewing various alternatives for the repayment or refinancing of debt coming due during 2003. The Company has $1 billion available under its revolving credit facility which matures in July 2003 and a number of properties which are unencumbered.

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

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. The Company has received correspondence from four lenders regarding terrorism insurance coverage, which the Company has responded to. In these letters the lenders took the position that under the agreements governing the loans provided by these lenders the Company was required to maintain terrorism insurance on the properties securing the various loans. The aggregate amount of borrowings under these loans as of December 31, 2002 was approximately $770.4 million, and there was no additional borrowing capacity. Subsequently, the Company obtained an aggregate of $360 million of separate coverage for "terrorist acts". To date, one of the lenders has acknowledged to the Company that it will not raise any further questions based on the Company's terrorism insurance coverage in place, and the other three lenders have not raised any further questions regarding the Company's insurance coverage. If lenders insist on greater coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

     On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2004 (with a possible extension through 2005), regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined "acts of terrorism". The Company cannot currently anticipate whether the scope and cost of such coverage will be commercially reasonable. As a result of the legislation, in February 2003 the Company obtained $300 million of per occurrence coverage for terrorist acts for its New York City Office, Washington, D.C. Office and Merchandise Mart businesses, of which $240 million is for Certified Acts, as defined in the legislation. The Company maintains $200 million and $60 million of separate aggregate coverage that it had in 2002 for each of its Retail and Temperature Controlled Logistics businesses (which has been renewed as of January 1, 2003). The Company's current Retail property insurance carrier has advised the Company that there will be an additional premium of approximately $11,000 per month through the end of the policy term (June 30, 2003) for "Acts of Terrorism" coverage, as defined in the new legislation and that the situation may change upon renewal.

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

CORPORATE

     On June 24, 2002, the Company completed an offering of $500,000,000 aggregate principal amount of 5.625% senior unsecured notes due June 15, 2007. Interest on the notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2002. The net proceeds of approximately $496,300,000 were used to repay the mortgages on 350 North Orleans, Two Park Avenue, the Merchandise Mart and Seven Skyline. On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.5% if set on December 31, 2002).

     On February 25, 2002, the Company sold 884,543 common shares to a closed-end fund and 514,200 shares to a unit investment trust based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $57,042,000.

     The Company has an effective shelf registration under which the Company can offer an aggregate of approximately $895,479,000 of equity securities and Vornado Realty L.P. can offer an aggregate of $500,720,000 of debt securities.

     The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions will require funding from borrowings or equity offerings.

RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS NO. 141 - BUSINESS COMBINATIONS

     SFAS No. 141 - BUSINESS COMBINATIONS requires companies to account for the value of leases acquired and the costs of acquiring such leases separately from the value of the real estate for all acquisitions subsequent to July 1, 2001. Accordingly, the Company has evaluated the leases in place for (i) the remaining 66% of CESCR it did not previously own which it acquired on January 1, 2002, (ii) the remaining 50% of the Las Catalinas Mall it did not previously own which it acquired on September 23, 2002 and (iii) a 50% interest in the Monmouth Mall which it acquired on October 10, 2002; to determine whether they were acquired at market, above market or below market. The Company's evaluations were based on (i) the differences between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions.

     As a result of its evaluations, as of December 31, 2002, the Company has recorded a deferred credit of $48,430,000 representing the value of acquired below market leases, deferred charges of $15,976,000 for the value of acquired above market leases and $3,621,000 for origination costs. In addition, in the year ended December 31, 2002 the Company has recognized property rentals of $12,634,000 for the amortization of below market leases net of above market leases, and depreciation expense of $1,214,000 for the amortization of the lease origination costs and additional building depreciation resulting from the reallocation of the purchase price of the applicable properties.

     SFAS NO. 142 - GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. SFAS No. 142 provides specific guidance for impairment testing of these assets and removes them from the scope of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. The Company's goodwill balance on December 31, 2001 of $30,129,000 consisted of $14,639,000 related to the Hotel Pennsylvania acquisition and $15,490,000 related to the acquisition of the Temperature Controlled Logistics businesses.

     Prior to January 1, 2002, the Company performed impairment testing in accordance with SFAS 121. The Company reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Given the decrease in the estimated market values and the deteriorating performance of Hotel Pennsylvania and Temperature Controlled Logistics, the Company performed a review for recoverability estimating the future cash flows expected to result from the use of the assets and their eventual disposition. As of December 31, 2001, the sum of the expected cash flows (undiscounted and without interest charges) exceeded the carrying amounts of goodwill, and therefore no impairments were recognized.

     Upon adoption of SFAS 142 on January 1, 2002, the Company tested the goodwill for impairment at the reporting level unit utilizing the prescribed two-step method. The first step compared the fair value of the reporting unit (determined based on a discounted cash flow approach) with its carrying amount. As the carrying amount of the reporting unit exceeded its fair value, the second step of the impairment test was performed to measure the impairment loss. The second step compared the implied fair value of goodwill with the carrying amount of the goodwill. As the carrying amounts of the goodwill exceeded the fair values, on January 1, 2002 the Company wrote-off all of the goodwill of the Hotel and the Temperature Controlled Logistics business as an impairment loss totaling $30,129,000. The write-off has been reflected as a cumulative effect of change in accounting principle on the income statement. Earnings allocable to the minority interest has been reduced by their pro-rata share of the write-off of goodwill.

     Previously reported "Income before gains on sale of real estate and cumulative effect of change in accounting principle" and "Net income applicable to common shares" for the year ended December 31, 2001 would have been approximately $972,000 higher, or $2.35 and $2.48 per diluted share, if such goodwill was not amortized in the prior year.

     SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS AND SFAS NO. 144
- ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

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

     SFAS NO. 145 - RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS

     In April 2002, the FASB issued SFAS No. 145, RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

     SFAS NO. 146 - ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

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

     SFAS NO. 148 - ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123

     On August 7, 2002, the Company announced that beginning January 1, 2003, it will expense the cost of employee stock options in accordance with the SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. In December 2002, the FASB issued SFAS No. 148 - ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123 to amend the transition and disclosure provisions of SFAS No. 123. Specifically, SFAS No. 123, as amended, would permit two additional transition methods for entities that adopt the fair value method of accounting for stock based employee compensation. The Company will adopt SFAS No. 123 prospectively by valuing and accounting for employee stock options granted in 2003 and thereafter. The Company will utilize a binomial valuation model and appropriate market assumptions to determine the value of each grant. Stock-based compensation expense will be recognized on a straight-line basis over the vesting period of the respective grants.

     FASB Interpretation No. 45 - GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS.

     In November 2002, the FASB issued Interpretation No. 45 - GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this interpretation will not have a material effect to the Company's financial statements.

     FASB Interpretation No. 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation No. 46. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. Interpretation No. 46 applies immediately to all variable interest entities created after January 31, 2003. For variable interest entities created by public companies before February 1, 2003, Interpretation No. 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described by Interpretation No. 46 occur. The Company does not believe that the adoption of this Interpretation will have a material effect on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, beyond the control of the Company. Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings.

     As of December 31, 2002 the Company has entered into an interest rate swap described in footnote 1 to the table below. Management may engage in additional hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

     The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

($ in thousands, except per share amounts)

                                                                2002                                      2001
                                            ---------------------------------------------    -------------------------------
                                                               Weighted      Effect of 1%                        Weighted
                                            December 31,        Average       Change In      December 31,        Average
                                              Balance        Interest Rate    Base Rates        Balance        Interest Rate
                                            ------------     -------------   ------------    ------------      -------------
Wholly-owned debt:
       Variable rate..................      $  1,358,126(1)       2.69%      $     12,045(2) $  1,182,605          3.39%
       Fixed rate.....................         2,713,194          7.17%                --       1,294,568          7.53%
                                            ------------                     ------------    ------------
                                            $  4,071,320          5.61%            12,045    $  2,477,173
                                            ============                     ------------    ============

Debt of partially-owned entities:
       Variable rate..................      $    131,100          4.54%             1,310(3) $     85,516          5.63%
       Fixed rate.....................           917,008          8.41%                --       1,234,019          8.29%
                                            ------------                     ------------    ------------
                                            $  1,048,108          7.92%             1,310    $  1,319,535
                                            ============                     ------------    ============

Minority interest.....................                                             (2,805)
                                                                             ------------

Total decrease in the
  Company's annual net income.........                                       $     10,550
                                                                             ============
     Per share-diluted................                                       $        .10
                                                                             ============

----------
(1) Includes $533,600 for the Company's senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.18% if set on December 31, 2002). In accordance with SFAS 133, as amended, accounting for these swaps requires the Company to fair value the debt at each reporting period. At December 31, 2002, the fair value adjustment was $34,245, and is included in the balance of the senior unsecured notes above.

(2) The effect of a 1% change in wholly-owned debt base rates shown above excludes $153,659 of variable rate mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties, as the proceeds are held in a restricted mortgage escrow account which bears interest at the same rate as the loans.

(3) The effect of a 1% change in partially-owned debt base rates shown above is calculated after including $45,229 representing the Company's 14.9% share of Prime Group Realty L.P.'s ("PGE") outstanding variable rate debt as at September 30, 2002. PGE has not filed its annual report on Form 10-K for the year ended December 31, 2002, prior to the filing of this annual report on Form 10-K.

     The fair value of the Company's debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $178,566,000 at December 31, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----
Independent Auditors' Report..................................................................................       101
Consolidated Balance Sheets at December 31, 2002 and 2001.....................................................       102
Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000 ......................       103
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000.........       104
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000...................       106
Notes to Consolidated Financial Statements....................................................................       107

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

     We have audited the accompanying consolidated balance sheets of Vornado Realty Trust as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 6, 2003

                              VORNADO REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                                                       DECEMBER 31,
                                                                                                --------------------------
                                                                                                   2002           2001
                                                                                                -----------    -----------
(Amounts in thousands, except share and per share amounts)
                                           ASSETS

Real estate, at cost:
   Land.................................................................................        $ 1,491,808    $   895,831
   Buildings and improvements...........................................................          5,948,255      3,480,249
   Development costs and construction in progress.......................................             51,965        258,357
   Leasehold improvements and equipment.................................................             67,666         55,774
                                                                                                -----------    -----------
        Total...........................................................................          7,559,694      4,690,211
   Less accumulated depreciation and amortization.......................................           (737,426)      (506,225)
                                                                                                -----------    -----------
        Real estate, net................................................................          6,822,268      4,183,986
Cash and cash equivalents, including U.S. government obligations under
   repurchase agreements of $33,393 and $15,235 ........................................            208,200        265,584
Escrow deposits and restricted cash.....................................................            263,125        204,463
Marketable securities...................................................................             42,525        126,774
Investments and advances to partially-owned entities, including
   Alexander's of $193,879 and $188,522 ................................................            997,711      1,270,195
Due from officers.......................................................................             20,643         18,197
Accounts receivable, net of allowance for doubtful accounts
   of $13,887 and $8,831................................................................             65,754         47,406
Notes and mortgage loans receivable.....................................................             86,581        258,555
Receivable arising from the straight-lining of rents, net of allowance of $4,071 in 2002            240,449        202,754
Other assets............................................................................            270,923        199,429
                                                                                                -----------    -----------
                                                                                                $ 9,018,179    $ 6,777,343
                                                                                                ===========    ===========
                            LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable.............................................................        $ 3,537,720    $ 2,477,173
Senior Unsecured Notes due 2007, at fair value ($34,245 in excess of
   accreted note balance in 2002).......................................................            533,600             --
Revolving credit facility...............................................................                 --             --
Accounts payable and accrued expenses...................................................            202,756        179,597
Officers compensation payable...........................................................             16,997          6,708
Deferred credit.........................................................................             59,362         11,940
Other liabilities.......................................................................              3,030         51,895
                                                                                                -----------    -----------
   Total liabilities....................................................................          4,353,465      2,727,313
                                                                                                -----------    -----------
Minority interest of unitholders in the Operating Partnership...........................          2,037,358      1,479,658
                                                                                                -----------    -----------
Commitments and contingencies
Shareholders' equity:

   Preferred shares of beneficial interest:
     no par value per share; authorized 70,000,000 shares;
     Series A:  liquidation preference $50.00 per share; issued and outstanding
       1,450,623 and 5,520,435 shares...................................................             72,535        276,024
     Series B:  liquidation preference $25.00 per share; issued and outstanding
       3,400,000 shares.................................................................             81,805         81,805
     Series C:  liquidation preference $25.00 per share; issued and outstanding
       4,600,000 shares.................................................................            111,148        111,148
   Common shares of beneficial interest: $.04 par value per share; authorized,
     200,000,000 shares; issued and outstanding 108,629,736 and 99,035,023 shares.......              4,320          3,961
   Additional capital...................................................................          2,481,414      2,162,512
   Distributions in excess of net income................................................           (169,629)       (95,647)
                                                                                                -----------    -----------
                                                                                                  2,581,593      2,539,803
   Deferred compensation shares earned but not yet delivered............................             66,660         38,253
   Deferred compensation shares issued but not yet earned...............................             (2,629)            --
   Accumulated other comprehensive loss.................................................            (13,564)        (2,980)
   Due from officers for purchase of common shares of beneficial interest...............             (4,704)        (4,704)
                                                                                                -----------    -----------
        Total shareholders' equity......................................................          2,627,356      2,570,372
                                                                                                -----------    -----------
                                                                                                $ 9,018,179    $ 6,777,343
                                                                                                ===========    ===========

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                   2002             2001            2000
                                                                                ------------    ------------    ------------
(Amounts in thousands, except per share amounts)

Revenues:
    Rentals .................................................................   $  1,248,903    $    841,999    $    695,078
    Expense reimbursements ..................................................        159,978         133,114         120,056
    Other income (including fee income from
        related parties of $1,450, $1,655, and $1,418) ......................         26,189          10,660          10,838
                                                                                ------------    ------------    ------------
Total revenues ..............................................................      1,435,070         985,773         825,972
                                                                                ------------    ------------    ------------
Expenses:
    Operating ...............................................................        541,596         398,969         318,360
    Depreciation and amortization ...........................................        205,826         123,862          99,846
    General and administrative ..............................................         98,458          72,572          47,911
    Amortization of officer's deferred compensation expense .................         27,500              --              --
    Costs of acquisitions and development not consummated ...................          6,874           5,223              --
                                                                                ------------    ------------    ------------
Total expenses ..............................................................        880,254         600,626         466,117
                                                                                ------------    ------------    ------------
Operating income ............................................................        554,816         385,147         359,855
Income applicable to Alexander's ............................................         29,653          25,718          17,363
Income from partially-owned entities ........................................         44,458          80,612          86,654
Interest and other investment income ........................................         31,685          54,385          32,926
Interest and debt expense (including amortization of deferred financing
    costs of $8,339, $8,458, and $7,298) ....................................       (239,525)       (173,076)       (171,398)
Net loss on disposition of wholly-owned and partially-owned assets other than
    real estate .............................................................        (17,471)         (8,070)             --
Minority interest:
    Perpetual preferred unit distributions ..................................        (72,500)        (70,705)        (62,089)
    Minority limited partnership earnings ...................................        (64,899)        (39,138)        (38,320)
    Partially-owned entities ................................................         (3,185)         (2,520)         (1,965)
                                                                                ------------    ------------    ------------
Income before gains on sale of real estate and cumulative effect of change in
    accounting principle ....................................................        263,032         252,353         223,026
Gains on sale of real estate ................................................             --          15,495          10,965
Cumulative effect of change in accounting principle .........................        (30,129)         (4,110)             --
                                                                                ------------    ------------    ------------
Net income ..................................................................        232,903         263,738         233,991
Preferred share dividends (including accretion of issuance
    expenses of $958 in 2001 and $2,875 in 2000) ............................        (23,167)        (36,505)        (38,690)
                                                                                ------------    ------------    ------------
NET INCOME applicable to common shares ......................................   $    209,736    $    227,233    $    195,301
                                                                                ============    ============    ============

INCOME PER COMMON SHARE - BASIC:
      Income before gains on sale of real estate and cumulative
        effect of change in accounting principle ............................   $       2.26    $       2.42    $       2.14
      Gains on sale of real estate ..........................................             --             .17             .12
      Cumulative effect of change in accounting
        principle ...........................................................           (.28)           (.04)             --
                                                                                ------------    ------------    ------------
      Net income per common share ...........................................           1.98            2.55            2.26
                                                                                ============    ============    ============

INCOME PER COMMON SHARE - DILUTED:
      Income before gains on sale of real estate and cumulative
        effect of change in accounting principle ............................   $       2.18    $       2.34    $       2.08
      Gains on sale of real estate ..........................................             --             .17             .12
      Cumulative effect of change in accounting principle ...................           (.27)           (.04)             --
                                                                                ------------    ------------    ------------
      Net income per common share ...........................................   $       1.91    $       2.47    $       2.20
                                                                                ============    ============    ============

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                     DISTRIBUTIONS
                                                           PREFERRED        COMMON      ADDITIONAL   IN EXCESS OF
                                                            SHARES          SHARES       CAPITAL      NET INCOME
                                                          -----------    -----------   -----------   -------------
(Amounts in thousands, except per share amounts)

BALANCE JANUARY 1, 2000 ...............................   $   478,585    $     3,453   $ 1,696,557   $  (116,979)
Net Income ............................................            --             --            --       233,991
Dividends paid on Preferred Shares
  Series A Preferred Shares
    ($3.25 per share) .................................            --             --            --       (21,689)
  Series B Preferred Shares
    ($2.125 per share) ................................            --             --            --        (7,225)
  Series C Preferred Shares
    ($2.125per share) .................................            --             --            --        (9,776)
Dividends paid on common shares
  ($1.97 per share) ...................................            --             --            --      (168,688)
Common shares issued under
  employees' share plan ...............................            --             15         9,913            --
Redemption of units for common shares .................            --              3         1,789            --
Accretion of issuance expenses on
  preferred shares ....................................         2,875             --            --            --
Common shares issued in connection
  with dividend reinvestment plan .....................            --              1         1,025            --
Change in unrealized net loss
  on securities available for sale ....................            --             --            --            --
Appreciation of securities held
  in officer's deferred compensation
  trust ...............................................            --             --            --            --
Forgiveness of amount due
  from officers .......................................            --             --            --            --
                                                          -----------    -----------   -----------   -----------
BALANCE, DECEMBER 31, 2000 ............................       481,460          3,472     1,709,284       (90,366)


Net Income ............................................            --             --            --       263,738
Dividends paid on Preferred Shares
  Series A Preferred Shares
    ($3.25 per share) .................................            --             --            --       (19,505)
  Series B Preferred Shares
    ($2.125 per share) ................................            --             --            --        (7,225)
  Series C Preferred Shares
    ($2.125 per share) ................................            --             --            --        (9,775)
Dividends paid on common shares
  ($2.32 per share) ...................................            --             --            --      (201,813)
Dividends payable on common shares
  ($.31 per share) ....................................            --             --            --       (30,701)
Common shares issued, net of shelf
  registration costs of $260 ..........................            --            391       376,542            --
Common shares issued under
  employees' share plan ...............................            --             12         9,947            --
Conversion of Series A Preferred Shares
  to common shares ....................................       (13,441)            15        13,426            --
Redemption of units for common shares .................            --             70        52,017            --
Accretion of issuance expenses on
  preferred shares ....................................           958             --            --            --
Common shares issued in connection
  with dividend reinvestment plan .....................            --              1         1,296            --
Change in unrealized net loss
  on securities available for sale ....................            --             --            --            --
Deferred compensation shares earned
  but not yet delivered ...............................            --             --            --            --
Pension obligations
                                                                   --             --            --            --
                                                          -----------    -----------   -----------   -----------
BALANCE, DECEMBER 31, 2001 ............................   $   468,977    $     3,961   $ 2,162,512   $   (95,647)
                                                          ===========    ===========   ===========   ===========

                                                            ACCUMULATED
                                                               OTHER
                                                           COMPREHENSIVE               SHAREHOLDERS'   COMPREHENSIVE
                                                               LOSS         OTHER          EQUITY         INCOME
                                                           -------------  ----------   --------------  -------------
(Amounts in thousands, except per share amounts)

BALANCE JANUARY 1, 2000 ...............................   $    (1,448)   $    (4,800)   $ 2,055,368
Net Income ............................................            --             --        233,991    $   233,991
Dividends paid on Preferred Shares
  Series A Preferred Shares
    ($3.25 per share) .................................            --             --        (21,689)            --
  Series B Preferred Shares
    ($2.125 per share) ................................            --             --         (7,225)            --
  Series C Preferred Shares
    ($2.125per share) .................................            --             --         (9,776)            --
Dividends paid on common shares
  ($1.97 per share) ...................................            --             --       (168,688)            --
Common shares issued under
  employees' share plan ...............................            --             --          9,928             --
Redemption of units for common shares .................            --             --          1,792             --
Accretion of issuance expenses on
  preferred shares ....................................            --             --          2,875             --
Common shares issued in connection
  with dividend reinvestment plan .....................            --             --          1,026             --
Change in unrealized net loss
  on securities available for sale ....................       (18,399)            --        (18,399)       (18,399)
Appreciation of securities held
  in officer's deferred compensation
  trust ...............................................          (579)            --           (579)          (579)
Forgiveness of amount due
  from officers .......................................            --             96             96             --
                                                          -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000 ............................       (20,426)        (4,704)     2,078,720    $   215,013
                                                                                                       ===========

Net Income ............................................            --             --        263,738    $   263,738
Dividends paid on Preferred Shares
  Series A Preferred Shares
    ($3.25 per share) .................................            --             --        (19,505)            --
  Series B Preferred Shares
    ($2.125 per share) ................................            --             --         (7,225)            --
  Series C Preferred Shares
    ($2.125 per share) ................................            --             --         (9,775)            --
Dividends paid on common shares
  ($2.32 per share) ...................................            --             --       (201,813)            --
Dividends payable on common shares
  ($.31 per share) ....................................            --             --        (30,701)            --
Common shares issued, net of shelf
  registration costs of $260 ..........................            --             --        376,933             --
Common shares issued under
  employees' share plan ...............................            --             --          9,959             --
Conversion of Series A Preferred Shares
  to common shares ....................................            --             --             --             --
Redemption of units for common shares .................            --             --         52,087             --
Accretion of issuance expenses on
  preferred shares ....................................            --             --            958             --
Common shares issued in connection
  with dividend reinvestment plan .....................            --             --          1,297             --
Change in unrealized net loss
  on securities available for sale ....................        18,178             --         18,178         18,178
Deferred compensation shares earned
  but not yet delivered ...............................            --         38,253         38,253             --
Pension obligations ...................................          (732)            --           (732)          (732)
                                                          -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001 ............................   $    (2,980)   $    33,549    $ 2,570,372    $   281,184
                                                          ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                     DISTRIBUTIONS
                                                           PREFERRED        COMMON      ADDITIONAL   IN EXCESS OF
                                                            SHARES          SHARES       CAPITAL      NET INCOME
                                                          -----------    -----------   -----------   -------------
(Amounts in thousands, except per share amounts)

BALANCE, DECEMBER 31, 2001 ............................   $   468,977    $     3,961   $ 2,162,512   $   (95,647)
Net Income ............................................            --             --            --       232,903
Dividends paid on Preferred Shares
  Series A Preferred Shares
  ($3.25 per share) ...................................            --             --            --        (6,167)
Series B Preferred Shares
  ($2.125 per share) ..................................            --             --            --        (7,225)
Series C Preferred Shares
  ($2.125 per share) ..................................            --             --            --        (9,775)
Net proceeds from issuance of common
  shares ..............................................            --             56        56,397            --
Conversion of Series A Preferred
  shares to common shares .............................      (203,489)           225       203,264            --
Deferred compensation shares earned but not
   yet delivered ......................................            --              2         2,627            --
Dividends paid on common shares
  ($2.97 per share, including $.31
  for 2001) ...........................................            --             --            --      (314,419)
Reversal of dividends payable on common
   shares in 2001 ($.31 per share) ....................            --             --            --        30,701
Common shares issued under
  employees' share plan ...............................            --             36        24,349            --
Redemption of units for common shares .................            --             38        30,380            --
Common shares issued in connection
  with dividend reinvestment plan .....................            --              2         1,885            --
Change in unrealized net loss
  on securities available for sale ....................            --             --            --            --
Other non-cash changes, primarily
  pension obligations .................................            --             --            --            --
                                                          -----------    -----------   -----------   -----------
BALANCE, DECEMBER 31, 2002 ............................   $   265,488    $     4,320   $ 2,481,414   $  (169,629)
                                                          ===========    ===========   ===========   ===========

                                                           ACCUMULATED
                                                              OTHER
                                                          COMPREHENSIVE               SHAREHOLDERS'   COMPREHENSIVE
                                                              LOSS         OTHER          EQUITY         INCOME
                                                          -------------  ----------   --------------  -------------
BALANCE, DECEMBER 31, 2001 ............................   $    (2,980)   $    33,549   $ 2,570,372    $   281,184
                                                                                                      ===========
Net Income ............................................            --             --       232,903    $   232,903
Dividends paid on Preferred Shares
  Series A Preferred Shares
  ($3.25 per share) ...................................            --             --        (6,167)            --
Series B Preferred Shares
  ($2.125 per share) ..................................            --             --        (7,225)            --
Series C Preferred Shares
  ($2.125 per share) ..................................            --             --        (9,775)            --
Net proceeds from issuance of common
  shares ..............................................            --             --        56,453             --
Conversion of Series A Preferred
  shares to common shares .............................            --             --            --             --
Deferred compensation shares ..........................            --         25,778        28,407             --
Dividends paid on common shares
  ($2.97 per share, including $.31
  for 2001) ...........................................            --             --      (314,419)            --
Reversal of dividends payable on common
   shares in 2001 ($.31 per share) ....................            --             --        30,701             --
Common shares issued under
  employees' share plan ...............................            --             --        24,385             --
Redemption of units for common shares .................            --             --        30,418             --
Common shares issued in connection
  with dividend reinvestment plan .....................            --             --         1,887             --
Change in unrealized net loss
  on securities available for sale ....................        (8,936)            --        (8,936)        (8,936)
Other non-cash changes, primarily
  pension obligations .................................        (1,648)            --        (1,648)        (1,648)
                                                          -----------    -----------   -----------    -----------
BALANCE, DECEMBER 31, 2002 ............................   $   (13,564)   $    59,327   $ 2,627,356    $   222,319
                                                          ===========    ===========   ===========    ===========


                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                               2002            2001            2000
                                                                           ------------    ------------    ------------
(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .........................................................   $    232,903    $    263,738    $    233,991
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Cumulative effect of change in accounting principle ............         30,129           4,110              --
        Minority interest ..............................................        140,584         112,363         102,374
        Amortization of officer's deferred compensation ................         27,500              --              --
        Net loss on dispositions of wholly-owned and
          partially-owned assets other than real estate ................         17,471           8,070              --
        Costs of acquisitions and development not consummated ..........          6,874           5,223              --
        Gains on sale of real estate ...................................             --         (15,495)        (10,965)
        Depreciation and amortization (including debt issuance costs) ..        205,826         123,862          99,846
        Straight-lining of rental income ...............................        (36,478)        (27,230)        (32,206)
        Amortization of below market leases, net .......................        (12,634)             --              --
        Equity in income of Alexander's ................................        (29,653)        (25,718)        (17,363)
        Equity in income of partially-owned entities ...................        (44,458)        (80,612)        (86,654)
        Changes in operating assets and liabilities ....................        (38,239)         19,374         (39,102)
                                                                           ------------    ------------    ------------
Net cash provided by operating activities ..............................        499,825         387,685         249,921
                                                                           ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Development costs and construction in progress .....................        (63,619)       (145,817)        (35,701)
    Acquisitions of real estate and other ..............................        (23,665)        (11,574)       (199,860)
    Additions to real estate ...........................................        (96,018)        (67,090)       (136,081)
    Investments in partially-owned entities ............................       (100,882)       (109,332)        (99,974)
    Proceeds from sale of real estate ..................................             --         162,045          47,945
    Investments in notes and mortgage loans receivable .................        (56,935)        (83,879)       (144,225)
    Repayment of notes and mortgage loans receivable ...................        124,500          64,206           5,222
    Cash restricted, primarily mortgage escrows ........................        (21,471)          9,896        (183,788)
    Distributions from partially-owned entities ........................        126,077         114,218          68,799
    Real estate deposits ...............................................             --              --           4,819
    Purchases of marketable securities .................................             --         (14,325)        (26,531)
    Proceeds from sale or maturity of securities available for sale ....         87,896           1,930              --
                                                                           ------------    ------------    ------------
Net cash used in investing activities ..................................        (24,117)        (79,722)       (699,375)
                                                                           ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings ...........................................        628,335         554,115       1,195,108
    Repayments of borrowings ...........................................       (731,238)       (835,257)       (633,655)
    Costs of refinancing debt ..........................................         (3,970)         (3,394)        (18,445)
    Redemption of perpetual preferred units ............................        (25,000)             --              --
    Proceeds from issuance of preferred units ..........................             --          52,673         204,750
    Proceeds from issuance of common shares ............................         56,453         377,193              --
    Dividends paid on common shares ....................................       (314,419)       (201,813)       (168,688)
    Dividends paid on preferred shares .................................        (23,167)        (35,547)        (35,815)
    Distributions to minority partners .................................       (146,358)        (98,594)        (80,397)
    Exercise of share options ..........................................         26,272          11,256          10,955
                                                                           ------------    ------------    ------------
Net cash (used in) provided by financing activities ....................       (533,092)       (179,368)        473,813
                                                                           ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ...................        (57,384)        128,595          24,359
Cash and cash equivalents at beginning of year .........................        265,584         136,989         112,630
                                                                           ------------    ------------    ------------
Cash and cash equivalents at end of year ...............................   $    208,200    $    265,584    $    136,989
                                                                           ============    ============    ============
Supplemental Disclosure of Cash Flow Information:
    Cash payments for interest (including capitalized interest of
      $6,677, $12,171 and $12,269) .....................................   $    247,048    $    171,166    $    165,325
                                                                           ============    ============    ============
NON-CASH TRANSACTIONS:
    Financing assumed in acquisitions ..................................   $  1,596,903     $        --    $     46,640
    Class A units issued in connection with acquisitions ...............        625,234          18,798           9,192
    Unrealized (loss) gain on securities available for sale ............            860           9,495         (18,399)
    (Appreciation) depreciation of securities held in officer's deferred
      compensation trust ...............................................             --          (3,023)           (579)

                 See notes to consolidated financial statements.

                              VORNADO REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

     Vornado Realty Trust is a fully-integrated real estate investment trust ("REIT"). Vornado conducts its business through Vornado Realty L.P., ("the Operating Partnership"). Vornado is the sole general partner of, and owned approximately 79% of the common limited partnership interest in, the Operating Partnership at February 3, 2003. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

     The Company currently owns directly or indirectly:

OFFICE PROPERTIES ("OFFICE"):

     (i)    all or portions of 74 office properties aggregating approximately
27.7 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

RETAIL PROPERTIES ("RETAIL"):

     (ii) 62 retail properties in six states and Puerto Rico aggregating approximately 12.5 million square feet, including 1.8 million square feet built by tenants on land leased from the Company;

MERCHANDISE MART PROPERTIES:

     (iii)  8.6 million square feet of showroom and office space, including the
3.4 million square foot Merchandise Mart in Chicago;

TEMPERATURE CONTROLLED LOGISTICS:

     (iv) a 60% interest in the Vornado Crescent Portland Partnership that owns 88 cold storage warehouses nationwide with an aggregate of approximately
441.5 million cubic feet of refrigerated space leased to AmeriCold Logistics;

OTHER REAL ESTATE INVESTMENTS:

     (v) 33.1% of the outstanding common stock of Alexander's, Inc. ("Alexander's");

     (vi) the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing .4 million square feet of retail and office space;

     (vii) a 21.7% interest in The Newkirk Master Limited Partnership which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

     (viii) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

     (ix) other investments, including interests in other real estate, marketable securities and loans and notes receivable.

                              VORNADO REALTY TRUST

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of Vornado Realty Trust and its majority-owned subsidiary, Vornado Realty L.P., as well as entities in which the Company has a 50% or greater interest, provided that the Company exercises direct or indirect control. All significant intercompany amounts have been eliminated. The Company considers the guidance in APB 18, SOP 78-9 and EITF 96-16 in determining whether it does or does not control joint ventures on a case-by-case basis, taking into account board representation, management representation and authority and the contractual and substantive participating rights of its partners/members. If the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of any real property assets, the hiring of a Chief Executive Officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of any new or additional financing secured by any assets of the joint venture, then the Company does not control the venture and therefore will not consolidate the entity, despite the fact that it may own 50% or more of the relevant entity. This is the case with respect to Temperature Controlled Logistics, Monmouth Mall, 400 North LaSalle, MartParc Orleans, MartParc Wells, 825 Seventh Avenue and Starwood Ceruzzi. If the Company is able to unilaterally make major decisions for the partially owned entity and owns an interest greater than 50%, the Company has control and therefore consolidates the entity. The Company accounts for investments under the equity method when the Company's ownership interest is more than 20% but less than 50% and the Company does not exercise direct or indirect control. When partially-owned investments are in partnership form, the 20% threshold may be reduced. For all other investments, the Company uses the cost method. Equity investments are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities.

     Prior to January 1, 2001, the Company's equity interests in partially-owned entities also included investments in preferred stock affiliates (corporations in which the Company owned all of the preferred stock and none of the common equity). Ownership of the preferred stock entitled the Company to substantially all of the economic benefits in the preferred stock affiliates. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates, which was owned by the Officers and Trustees of the Company, and converted them to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated beginning January 1, 2001.

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

     REAL ESTATE: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. Depreciation is provided on a straight-line basis over the assets, estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximates the useful lives of the assets. Additions to real estate include interest expense capitalized during construction of $6,677,000, $12,171,000, and $12,269,000 for the years ended December 31, 2002, 2001, and
2000.

                              VORNADO REALTY TRUST

     Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases in accordance with SFAS No. 141) and acquired liabilities, and allocate purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The Company's properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different.

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents does not include cash escrowed under loan agreements and cash restricted in connection with an officer's deferred compensation payable.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreement. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

     MARKETABLE SECURITIES: The Company has classified debt and equity securities which it intends to hold for an indefinite period of time (including warrants to acquire equity securities) as securities available for sale; equity securities it intends to buy and sell on a short term basis as trading securities; and preferred stock investments as securities held to maturity. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on securities available for sale are included as a component of shareholders' equity and other comprehensive income. Realized gains or losses on the sale of securities are recorded based on specific identification. A portion of the Company's preferred stock investments are redeemable and accounted for in accordance with EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Income is recognized by applying the prospective method of adjusting the yield to maturity based on an estimate of future cash flows. If the value of the investment based on the present value of the future cash flows is less than the Company's carrying amount, the investments will be written-down to fair value through earnings. Investments in securities of non-publicly traded companies are reported at cost, as they are not considered marketable under SFAS No. 115.

     At December 31, 2002 and 2001, marketable securities had an aggregate cost of $41,665,000 and $117,284,000 and an aggregate market value of $42,525,000 and $126,774,000 (of which $0 and $13,888,000 represents trading securities; $2,020,000 and $49,763,000 represents securities available for sale; and $40,505,000 and $63,123,000 represent securities held to maturity). Gross unrealized gains and losses were $860,000 and $0 at December 31, 2002, and $14,738,000 and $5,243,000 at December 31, 2001.

     NOTES AND MORTGAGE LOANS RECEIVABLE: The Company's policy is to record mortgages and notes receivable at the stated principal amount less any discount or premiums. The Company accretes or amortizes any discounts or premiums over the life of the related loan receivable utilizing the effective interest method. The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis.

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

                              VORNADO REALTY TRUST

     FAIR VALUE OF FINANCIAL INSTRUMENTS: All financial instruments of the Company are reflected in the accompanying consolidated balance sheets at amounts which, in management's estimation, based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) are considered appropriate. The fair value of the Company's debt is approximately $178,566,000 in excess of the aggregate carrying amount at December 31, 2002. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company's financial instruments.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The cumulative effect of implementing SFAS No. 133 on January 1, 2001, was $4,110,000.

     For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

     On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus ..7725%, based upon the trailing 3 month LIBOR rate (2.18% at December 31, 2002). These swaps were designated and effective as fair value hedges, with a fair value of $34,245,000 at December 31, 2002, which is included in Other Assets on the Company's balance sheet. Accounting for these swaps also requires the Company to recognize changes in the fair value of the debt during each reporting period. At December 31, 2002, the fair value adjustment of $34,245,000, based on the fair value of the swaps, is included in the balance of the Senior Unsecured Notes. Because the hedging relationship qualifies for the "short-cut" method, the hedge ineffectiveness on these fair value hedges was recognized during 2002.

     REVENUE RECOGNITION: The Company has the following revenue sources and revenue recognition policies:

Base Rents -- income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and free rent abatements under the leases.

Percentage Rents -- income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with SAB 101, which states that this income is to be recognized only after the contingency has been removed (i.e. sales thresholds have been achieved).

Hotel Revenues -- income arising from the operation of the Hotel Pennsylvania which consists of rooms revenue, food and beverage revenue, and banquet revenue. Income is recognized when rooms are occupied. Food and beverage and banquet revenue are recognized when the services have been rendered.

Trade Show Revenues -- income arising from the operation of trade shows, including rentals of booths. This revenue is recognized in accordance with the booth rental contracts when the trade shows have occurred.

Expense Reimbursement Income -- income arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This income is accrued in the same periods as the expenses are incurred. Contingent rents are not recognized until realized.

                              VORNADO REALTY TRUST

     INCOME TAXES: The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company will distribute to its shareholders 100% of its taxable income and therefore, no provision for Federal income taxes is required. Dividend distributions for the years ended December 31, 2002, 2001 and 2000, were characterized for Federal income tax purposes as ordinary income.

     The Company owns stock in corporations that have elected to be treated for Federal income tax purposes, as taxable REIT subsidiaries ("TRS"). The value of the combined TRS stock cannot and does not exceed 20% of the value of the Company's total assets. A TRS is taxable on its net income at regular corporate tax rates. For the 2002 tax year, the total income tax is approximately $1,430,000.

     The following table reconciles net income to estimated taxable income for the year ended December 31, 2002.

           Net income applicable to common shares.............................       $ 232,903,000
           Depreciation and amortization......................................          69,360,000
           Straight-line rent adjustments.....................................         (30,687,000)
           Book to tax differences in earnings of partially-owned entities....         (21,958,000)
           Amortization of officer's deferred compensation....................          22,916,000
           Primestone impairment loss ........................................          15,071,000
           Stock option expense...............................................         (12,400,000)
           Amortization of acquired below market leases, net of above market leases     10,528,000
           Other..............................................................         (15,837,000)
                                                                                     -------------
           Estimated taxable income...........................................       $ 269,896,000
                                                                                     =============

     The net basis of the Company's assets and liabilities for tax purposes is approximately $2,822,000,000, lower than the amount reported for financial statement purposes.

     At December 31, 2002, the Company had a capital loss carryover of approximately $73,000,000. The capital loss carryover is available to offset future capital gains that would otherwise be required to be distributed as dividends to shareholders.

     AMOUNTS PER SHARE: Basic earnings per share is computed based on weighted average shares outstanding. Diluted earnings per share considers the effect of outstanding options, warrants and convertible or redeemable securities.

     STOCK BASED COMPENSATION: In 2002 and prior years, the Company accounted for stock-based compensation using the intrinsic value method. Under the intrinsic value method compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans. See Note 8 - Employees' Share Option Plan for details of the Company's outstanding employee share options and the related pro forma stock-based employee compensation cost. Effective January 1, 2003, the Company adopted SFAS No. 123 "Accounting for Stock Based Compensation" as amended by SFAS No. 148 "Accounting for Stock - Based Compensation - Transition and Disclosure." The Company will adopt SFAS No. 123 prospectively by valuing and accounting for employee stock options granted in 2003 and thereafter. The Company will utilize a binomial valuation model and appropriate market assumptions to determine the value of each grant. Stock-based compensation expense will be recognized on a straight-line basis over the vesting period of the respective grants.

     In addition to employee stock option grants, the Company has also granted restricted shares to certain of its employees that vest over a three to five year period. The Company records the value of each restricted share award as stock-based compensation expense based on the Company's closing stock price on the NYSE on the date of grant on a straight-line basis over the vesting period. As of December 31, 2002, the Company has 250,927 restricted shares or rights to receive restricted shares outstanding to employees of the Company, excluding 626,566 shares issued to the Company's President in connection with his employment agreement. The Company recognized $1,868,000 of stock-based compensation expense in 2002 for the portion of these shares that vested during the year.

                              VORNADO REALTY TRUST

RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 141 - BUSINESS COMBINATIONS requires companies to account for the value of leases acquired and the costs of acquiring such leases separately from the value of the real estate for all acquisitions subsequent to July 1, 2001. Accordingly, the Company has evaluated the leases in place for (i) the remaining 66% of CESCR it did not previously own which it acquired on January 1, 2002, (ii) the remaining 50% of the Las Catalinas Mall it did not previously own which it acquired on September 23, 2002 and (iii) a 50% interest in the Monmouth Mall which it acquired on October 10, 2002, to determine whether they were acquired at market, above market or below market. The Company's evaluations were based on (i) the differences between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions.

     As a result of its evaluations, as of December 31, 2002, the Company has recorded a deferred credit of $48,430,000 representing the value of acquired below market leases, deferred charges of $15,976,000 for the value of acquired above market leases and $3,621,000 for origination costs, of which the tenant improvements are included in buildings and improvements. In addition, in the year ended December 31, 2002 the Company has recognized property rentals of $12,634,000 for the amortization of below market leases net of above market leases and depreciation expense of $11,214,000 for the amortization of the lease origination costs and additional building depreciation resulting from the reallocation of the purchase price of the applicable properties.

     SFAS NO. 142 - GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. SFAS No. 142 provides specific guidance for impairment testing of these assets and removes them from the scope of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. The Company's goodwill balance on December 31, 2001 of $30,129,000 consisted of $14,639,000 related to the Hotel Pennsylvania acquisition and $15,490,000 related to the acquisition of the Temperature Controlled Logistics businesses.

     Prior to January 1, 2002, the Company performed impairment testing in accordance with SFAS 121. The Company reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Given the decrease in the estimated market values and the deteriorating performance of Hotel Pennsylvania and Temperature Controlled Logistics, the Company performed a review for recoverability estimating the future cash flows expected to result from the use of the assets and their eventual disposition. As of December 31, 2001, the sum of the expected cash flows (undiscounted and without interest charges) exceeded the carrying amounts of goodwill, and therefore no impairments were recognized.

     Upon adoption of SFAS 142 on January 1, 2002, the Company tested the goodwill for impairment at the reporting level unit utilizing the prescribed two-step method. The first step compared the fair value of the reporting unit (determined based on a discounted cash flow approach) with its carrying amount. As the carrying amount of the reporting unit exceeded its fair value, the second step of the impairment test was performed to measure the impairment loss. The second step compared the implied fair value of goodwill with the carrying amount of the goodwill. As the carrying amounts of the goodwill exceed the fair values, on January 1, 2002 the Company wrote-off all of the goodwill of the Hotel and the Temperature Controlled Logistics businesses as an impairment loss totaling $30,129,000. The write-off has been reflected as a cumulative effect of change in accounting principle on the income statement. Earnings allocable to the minority interest have been reduced by their pro-rata share of the write-off of goodwill.

     Previously reported "Income before gains on sale of real estate and cumulative effect of change in accounting principle" and "Net income applicable to common shares" for the year ended December 31, 2001 would have been approximately $972,000 higher, or $2.35 and $2.48 per share, if such goodwill was not amortized in the prior year.

                              VORNADO REALTY TRUST

     SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS AND SFAS NO. 144
- ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

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

     SFAS NO. 145 - RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS

     In April 2002, the FASB issued SFAS No. 145, RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

     SFAS NO. 146 - ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

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

     SFAS NO. 148 - ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123

     On August 7, 2002, the Company announced that beginning January 1, 2003, it will expense the cost of employee stock options in accordance with SFAS No.
123, ACCOUNTING FOR STOCK-BASED COMPENSATION. In December 2002, the FASB issued Statement No. 148 - Accounting for Stock-Based Compensation -
Transition and Disclosure - An Amendment of FASB Statement No. 123 to amend the transition and disclosure provisions of SFAS No. 123. Specifically, SFAS
No. 123, as amended, would permit two additional transition methods for entities that adopt the fair value method of accounting for stock based employee compensation. The Company will adopt SFAS No. 123 prospectively by valuing and accounting for employee stock options granted in 2003 and thereafter. The Company will utilize a binomial valuation model and appropriate market assumptions to determine the value of each grant.
Stock-based compensation expense will be recognized on a straight-line basis over the vesting period of the respective grants.

     FASB INTERPRETATION NO. 45 - GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS

     In November 2002, the FASB issued Interpretation No. 45 - GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this interpretation will not have a material effect to the financial statements.

                              VORNADO REALTY TRUST

     FASB INTERPRETATION NO. 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation No. 46. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. Interpretation No. 46 applies immediately to all variable interest entities created after January 31, 2003. For variable interest entities created by public companies before February 1, 2003, Interpretation No. 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described by Interpretation No. 46 occur. The Company does not believe that the adoption of this Interpretation will have a material effect on its financial statements.

                              VORNADO REALTY TRUST

3.  ACQUISITIONS AND DISPOSITIONS

     The Company completed approximately $1,834,600,000 of real estate acquisitions or investments in 2002 and $19,200,000 in 2001. These acquisitions were consummated through subsidiaries or preferred stock affiliates of the Company. Acquisitions of business were recorded under the purchase method of accounting. Related net assets and results of operations have been included in these financial statements since their respective dates of acquisition. The pro forma effect of the individual acquisitions and in the aggregate other than Charles E. Smith Commercial Realty, were not material to the Company's historical results of operations.

     Acquisitions of individual properties are recorded as acquisitions of real estate assets. Acquisitions of businesses are accounted for under the purchase method of accounting. The purchase price for property acquisitions and businesses acquired is allocated to acquired assets and assumed liabilities using their relative fair values as of the acquisition date based on valuations and other studies. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.

OFFICE:

     CHARLES E. SMITH COMMERCIAL REALTY INVESTMENT ("CESCR")

     On January 1, 2002, the Company completed the combination of Charles E. Smith Commercial Realty L.P. ("CESCR") with Vornado. CESCR has a dominant market position in the Washington, D.C. and Northern Virginia area, owning approximately 12.4 million square feet in 53 office properties as well as a highly competent management team. In the Company's opinion, the assets were acquired at below replacement cost and with below market leases. As a result of the combination the Company will be in position to capitalize on the favorable supply/demand characteristics of the Washington, D.C. office markets. Prior to the combination, Vornado owned a 34% interest in CESCR. The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of 15.6 million newly issued Vornado Operating Partnership units and approximately $1 billion of debt (66% of CESCR's total debt). The purchase price paid by the Company was determined based on the weighted average closing price of the equity issued to CESCR unitholders for the period beginning two business days before and ending two business days after the date the acquisition was agreed to and announced on October 19, 2001. The Company also capitalized as part of the basis of the assets acquired approximately $32,000,000 for third party acquisition related costs, including advisory, legal and other professional fees that were contemplated at the time of the acquisition.

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed at January 1, 2002, the date of acquisition.


            (Amounts in thousands)


            Land, buildings and improvements...    $1,681,000
            Intangible deferred charges........        36,000
            Working capital....................        41,000
                                                   ----------
            Total Assets Acquired..............     1,758,000
                                                   ----------
            Mortgages and notes payable........     1,023,000
            Intangible deferred credit.........        62,000
            Other liabilities..................        34,000
                                                   ----------
            Total Liabilities Assumed..........     1,119,000
                                                   ----------
            Net Assets Acquired................    $  639,000
                                                   ==========

     The Company's estimate of the weighted average useful life of acquired intangibles is approximately three years. This acquisition was recorded as a business combination under the purchase method of accounting. The purchase price was allocated to acquired assets and assumed liabilities using their relative fair values as of January 1, 2002 based on valuations and other studies. The operations of CESCR are consolidated into the accounts of the Company beginning January 1, 2002. Prior to this date the Company accounted for its 34% interest on the equity method.

     The unaudited pro forma information set forth below presents the condensed consolidated statements of income for the Company for the year ended December 31, 2001 as if the following transactions had occurred on January 1, 2001, (i) the acquisition of CESCR described above and (ii) the Company's November 21, 2001 sale of 9,775,000 common shares and the use of proceeds to repay indebtedness.

                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                                                                For the Year Ended
                                                                                   December 31,
                                                                           ----------------------------
                                                                                             Pro Forma
                                                                               2002            2001
                                                                           ------------    ------------
     Revenues ..........................................................   $  1,435,070    $  1,384,933
                                                                           ============    ============
     Income before gains on sale of real estate and cumulative effect of
       change in accounting principle ..................................   $    263,032    $    284,420
     Gains on sale of real estate ......................................             --          15,495
     Cumulative effect of change in accounting principle ...............        (30,129)         (4,110)
                                                                           ------------    ------------
     Net income ........................................................        232,903         295,805
     Preferred share dividends .........................................        (23,167)        (36,505)
                                                                           ------------    ------------
     Net income applicable to common shares ............................   $    209,736    $    259,300
                                                                           ============    ============
     Net income per common share - basic ...............................   $       1.98    $       2.62
                                                                           ============    ============
     Net income per common share - diluted .............................   $       1.91    $       2.55
                                                                           ============    ============

                              VORNADO REALTY TRUST

     CRYSTAL GATEWAY ONE

     On July 1, 2002, the Company acquired a 360,000 square foot office building from a limited partnership, which is approximately 50% owned by Mr. Robert H. Smith and Mr. Robert P. Kogod and members of the Smith and Kogod families, trustees of the Company, in exchange for approximately 325,700 newly issued Vornado Operating Partnership units (valued at $13,679,000) and the assumption of $58,500,000 of debt. The building is located in the Crystal City complex in Arlington, Virginia where the Company already owns 24 office buildings containing over 6.9 million square feet, which it acquired on January 1, 2002, in connection with the Company's acquisition of CESCR. The operations of Crystal Gateway One are consolidated into the accounts of the Company from the date of acquisition.

     BUILDING MAINTENANCE SERVICE COMPANY

     On January 1, 2003, the Company acquired the Building Maintenance Service Company for $13,000,000 in cash, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. This company was previously owned by the estate of Bernard Mendik and certain other individuals including Mr. Greenbaum, one of the Company's executive officers. This acquisition was recorded as a business combination under the purchase method of accounting.

RETAIL:

     LAS CATALINAS MALL

     On September 23, 2002, the Company increased its interest in the Las Catalinas Mall located in Caguas, Puerto Rico (San Juan area) to 100% by acquiring the 50% of the mall and 25% of the Kmart anchor store it did not already own. The purchase price was $48,000,000, of which $16,000,000 was paid in cash and $32,000,000 was debt assumed. The Las Catalinas Mall, which opened in 1997, contains 492,000 square feet, including a 123,000 square foot Kmart and a 138,000 square foot Sears owned by the tenant. Prior to September 23, 2002, the Company accounted for its investment on the equity method. Subsequent to this date the operations of Las Catalinas are consolidated into the accounts of the Company.

     MONMOUTH MALL

     On October 10, 2002, a joint venture in which the Company has a 50% interest, acquired the Monmouth Mall, an enclosed super regional shopping center located in Eatontown, New Jersey containing approximately 1.5 million square feet, including four department stores, three of which aggregating 731,000 square feet are owned by the tenants. The purchase price was approximately $164,700,000, including transaction costs of $4,400,000. The Company made a $7,000,000 cash investment in the form of common equity to the venture and provided it with cash of $23,500,000 representing preferred equity yielding 14%. The venture financed the purchase of the Mall with $135,000,000 of floating rate debt at LIBOR plus 2.05%, with a LIBOR floor of 2.50% on $35,000,000, a three year term and two one-year extension options. The Company accounts for its investment on the equity method.

OTHER:

     CARTHAGE, MISSOURI AND KANSAS CITY, KANSAS QUARRIES

     On December 31, 2002, the Company and Crescent Real Estate Equities formed a joint venture to acquire the Carthage, Missouri and Kansas City, Kansas quarries from AmeriCold Logistics, the Company's tenant at the cold storage warehouses (Temperature Controlled Logistics) facilities for $20,000,000 in cash (appraised value). The Company contributed cash of $8,800,000 to the joint venture representing its 44% interest. The Company accounts for its investment in the venture on the equity method.

                              VORNADO REALTY TRUST

DISPOSITIONS:

     The following table sets forth the details of sales, dispositions, write-offs and other similar transactions for the years ended December 31, 2002, 2001 and 2000:

        ($ in thousands)                                                            2002          2001          2000
                                                                                 ----------    ----------    ----------
        WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS OTHER THAN DEPRECIABLE
          REAL ESTATE:
        WHOLLY-OWNED ASSETS:
           Gain on transfer of mortgages .....................................   $    2,096     $      --    $       --
           Net gain on sale of air rights ....................................        1,688            --            --
           Gain on sale of Kinzie Park Condominium units .....................        2,156            --            --
           Net gain on sale of marketable securities .........................       12,346            --            --
           Primestone foreclosure and impairment losses ......................      (35,757)           --            --
           Write-off of investments in technology companies ..................           --       (16,513)           --
        PARTIALLY-OWNED ASSETS:

           After-tax net gain on sale of Park Laurel condominium units .......           --        15,657            --
           Write-off of net investment in the Russian Tea
              Room ("RTR") ...................................................           --        (7,374)           --
          Other ..............................................................           --           160            --
                                                                                 ----------    ----------    ----------
          Net loss on disposition of wholly-owned and partially-owned
              assets other than real estate ..................................   $  (17,471)   $   (8,070)   $       --
                                                                                 ==========    ==========    ==========

        NET GAINS ON SALE OF REAL ESTATE

          Condemnation proceedings ...........................................   $       --    $    3,050    $       --
          Sale of 570 Lexington Avenue .......................................           --        12,445            --
          Sale of other real estate ..........................................           --            --        10,965
                                                                                 ----------    ----------    ----------
          Net gain on sale of real estate ....................................   $       --    $   15,495    $   10,965
                                                                                 ==========    ==========    ==========

     GAIN ON TRANSFER OF MORTGAGES

     In the year ended December 31, 2002, the Company recorded a net gain of approximately $2.1 million resulting from payments to the Company by third parties that assumed certain of the Company's mortgages. Under these transactions the Company paid to the third parties that assumed the Company's obligations the outstanding amounts due under the mortgages and the third parties paid the Company for the benefit of assuming the mortgages. The Company has been released by the creditors underlying these loans.

     NET GAIN ON SALE OF AIR RIGHTS

     The Company constructed a $16.3 million community facility and low-income residential housing development (the "30th Street Venture"), in order to receive 163,728 square feet of transferable development rights, generally referred to as "air rights". The Company donated the building to a charitable organization. The Company sold 106,796 square feet of these air rights to third parties at an average price of $120 per square foot. An additional 28,821 square feet of air rights was sold to Alexander's at a price of $120 per square foot for use at Alexander's 59th Street development project (the "59th Street Project"). In each case, the Company received cash in exchange for air rights. The Company identified third party buyers for the remaining 28,111 square feet of air rights of the 30th Street Venture. These third party buyers wanted to use the air rights for the development of two projects located in the general area of 86th Street which was not within the required geographical radius of the construction site nor in the same Community Board as the low-income housing and community facility project. The 30th Street Venture asked Alexander's to sell 28,111 square feet of the air rights it already owned to the third party buyers (who could use them) and the 30th Street Venture would replace them with 28,111 square feet of air rights. In October 2002, the Company sold 28,111 square feet of air rights to Alexander's for an aggregate sales price of $3,059,000 (an average of $109 per square foot). Alexander's then sold an equal amount of air rights to the third party buyers for an aggregate sales price of $3,339,000 (an average of $119 per square foot).

                              VORNADO REALTY TRUST

     GAIN ON SALE OF KINZIE PARK CONDOMINIUM UNITS

     The Company recognized a gain of $2,156,000 during 2002, from the sale of residential condominiums in Chicago, Illinois.

     PRIMESTONE FORECLOSURE AND IMPAIRMENT LOSSES

     On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. ("Primestone"). The Company received a 1% up-front fee and was entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bore interest at 16% per annum. Primestone defaulted on the repayment of this loan on October 25, 2001. The loan was subordinate to $37,957,000 of other debt of the borrower that liened the Company's collateral. On October 31, 2001, the Company purchased the other debt for its face amount. The loans were secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and the partnership units are exchangeable for the same number of common shares of PGE. The loans are also guaranteed by affiliates of Primestone.

     On November 19, 2001, the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768,000 including unpaid interest and fees of $6,790,000. The participation did not meet the criteria for "sale accounting" under SFAS 140 because Cadim was not free to pledge or exchange the assets. Accordingly, the Company was required to account for this transaction as a borrowing secured by the loan, rather than as a sale of the loan by classifying the participation as an "Other Liability" and continuing to report the outstanding loan balance at 100% in "Notes and Mortgage Loans Receivable" on the balance sheet. Under the terms of the participation agreement, cash payments received shall be applied (i) first, to the reimbursement of reimbursable out-of-pocket costs and expenses incurred in connection with the servicing, administration or enforcement of the loans after November 19, 2001, and then to interest and fees owed to the Company through November 19, 2001, (ii) second, to the Company and Cadim, pro rata in proportion to the amount of interest and fees owed following November 19, 2001 and (iii) third, 50% to the Company and 50% to Cadim as recovery of principal.

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

     In the second quarter, in accordance with foreclosure accounting, the Company recorded a loss on the Primestone foreclosure of $17,671,000 calculated based on (i) the acquisition price of the units and (ii) its valuation of the amounts realizable under the guarantees by affiliates of Primestone, as compared with the net carrying amount of the investment at April 30, 2002. In the third quarter of 2002, the Company recorded a $2,229,000 write-down on its investment based on costs expended to realize the value of the guarantees. Further, in the fourth quarter of 2002, the Company recorded a $15,857,000 write-down of its investment in Prime Group consisting of (i) $14,857,000 to adjust the carrying amount of the Prime Group units to $4.61 per unit, the closing price of PGE shares on December 31, 2002 on the New York Stock Exchange and (ii)
$1,000,000 for estimated costs to realize the value of the guarantees. The Company considered the decline in the value of the units which are convertible into stock to be other than temporary as of December 31, 2002, based on the fact that the market value of the units which are convertible into stock has been less than its cost for more than six months, the severity of the decline, market trends, the financial condition and near-term prospects of Prime Group and other relevant factors.

     At December 31, 2002, the Company's carrying amount of the investment was $23,408,000, of which $18,313,000 represents the carrying amount of the 3,972,447 partnership units owned by the Company ($4.61 per unit), $6,100,000 represents the amount expected to be realized under the guarantees, offset by $1,005,000 representing the Company's share of Prime Group Realty's net loss through September 30, 2002 (see Note 4. Investments in and Advances to Partially-Owned Entities). Prior to April 30, 2002, this investment was in the form of a loan and was included in Notes and Mortgage Loans Receivable on the balance sheet.

                              VORNADO REALTY TRUST

     At February 3, 2003, the closing price of PGE shares on the New York Stock Exchange was $5.30 per share. The ultimate realization of the Company's investment will depend upon the future performance of the Chicago real estate market and the performance of PGE, as well as the ultimate realizable value of the net assets supporting the guarantees and the Company's ability to collect under the guarantees. In addition, the Company will continue to monitor this investment to determine whether additional write-downs are required based on (i) declines in value of the shares of PGE (for which the partnership units are exchangeable) which are "other than temporary" as used in accounting literature and (ii) the amount expected to be realized under the guarantees.

     WRITE-OFF INVESTMENTS IN TECHNOLOGY COMPANIES

     In the first quarter of 2001, the Company recorded a charge of $4,723,000 resulting from the write-off of an equity investment in a technology company. In the second quarter of 2001, the Company recorded an additional charge of $13,561,000 resulting from the write-off of all of its remaining equity investments in technology companies due to both the deterioration of the financial condition of these companies and the lack of acceptance by the market of certain of their products and services. In the fourth quarter of 2001, the Company recorded $1,481,000 of income resulting from the reversal of a deferred liability relating to the termination of an agreement permitting one of the technology companies access to its properties.

     PARK LAUREL CONDOMINIUM PROJECT

     In the third quarter of 2001, the Park Laurel joint venture (69% interest owned by the Company) completed the sale of 52 condominium units of the total 53 units and received proceeds of $139,548,000. The Company's share of the after tax net gain was $15,657,000. The Company's share of the after-tax net gain reflects $3,953,000 (net of tax benefit of $1,826,000) awards accrued under the venture's incentive compensation plan.

     WRITE-OFF OF NET INVESTMENT IN RTR

     In the third quarter of 2001, the Company wrote-off its entire net investment of $7,374,000 in RTR based on the operating losses and an assessment of the value of the real estate.

     NET GAINS ON SALE OF REAL ESTATE:

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

BALANCE SHEET DATA:

($ in thousands)
                                                       COMPANY'S
                                                      INVESTMENT
                                   PERCENTAGE -------------------------
                                   OWNERSHIP      2002          2001
                                  -----------   -------        ------
INVESTMENTS:
Temperature Controlled
 Logistics .................            60%   $   448,295       474,862

Charles E. Smith
 Commercial Realty L.P.(1) .            34%         --(1)       347,263

Alexander's ................          33.1%       193,879       188,522

Newkirk Joint
 Ventures (2) ..............          21.7%       182,465       191,534

Partially - Owned
 Office Buildings (4) ......            34%        29,421        23,346
Starwood Ceruzzi
 Joint Venture .............            80%        24,959        25,791
Monmouth Mall(3) ...........            50%        31,416            --
Park Laurel ................            80%         3,481        (4,745)(5)
Prime Group Realty, L.P. and
 other guarantees ..........          14.9%        23,408            --
Other ......................                       60,387         23,622
                                              -----------    -----------
                                              $   997,711      1,270,195
                                              ===========    ===========

($ in thousands)                                                100% OF THESE ENTITIES
                                  ------------------------------------------------------------------------------------
                                        TOTAL ASSETS               TOTAL LIABILITIES                TOTAL EQUITY
                                  --------------------------   --------------------------   --------------------------
                                     2002           2001          2002           2001          2002            2001
INVESTMENTS:
Temperature Controlled
 Logistics .................      $ 1,347,382      1,379,212   $   584,510        610,727   $   731,240    $   768,485
                                  ===========    ===========   ===========    ===========   ===========    ===========
Charles E. Smith
 Commercial Realty L.P.(1) .               (1)     1,308,297            (1)     1,503,057            (1)   $  (307,584)
                                                 ===========   ===========    ===========   ===========    ===========
Alexander's ................      $   664,770        583,339   $   596,247        538,258   $    68,665    $    45,081
                                  ===========    ===========   ===========    ===========   ===========    ===========
Newkirk Joint
 Ventures (2) ..............      $ 1,472,349        722,293   $ 1,322,719        879,840   $    20,385    $  (157,547)
                                  ===========    ===========   ===========    ===========   ===========    ===========
Partially - Owned
 Office Buildings (4) ......
Starwood Ceruzzi
 Joint Venture .............
Monmouth Mall(3) ...........
Park Laurel ................
Prime Group Realty, L.P. and
 other guarantees ..........
Other ......................

            ---------------
            (1)  Vornado owned a 34% interest in CESCR in 2001. On January 1,
                2002, the Company acquired the remaining 66% of CESCR. See Note 3 - "Acquisitions and Dispositions" for details of the acquisition.

            (2) The Company's investment in and advances to Newkirk Joint Ventures is comprised of

                                                            December 31, 2002   December 31, 2001
                                                            -----------------   -----------------
                  Investments in limited partnerships..        $  134,200          $  143,269
                  Mortgages and loans receivable.......            39,511              39,511
                  Other................................             8,754               8,754
                                                               ----------          ----------
                  Total................................           182,465             191,534
                                                               ==========          ==========

                 On January 2, 2002, the Newkirk Joint Ventures' partnership interests were merged into a master limited partnership (the "MLP") in which the Company has a 21.7% interest. In conjunction with the merger, the MLP completed a $225,000 mortgage financing collateralized by its properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at February 3, 2003) and matures on January 31, 2005, with two one-year extension options. As a result of the financing on February 6, 2002, the MLP repaid approximately $28,200 of existing debt and distributed approximately $37,000 to the Company. In 2003, the Company expects to receive distributions of approximately $9,000 from the Newkirk MLP.

            (3) On October 10, 2002, a joint venture in which the Company owns a 50% interest acquired the Monmouth Mall. See Note 3 - "Acquisitions and Dispositions" for further details.

            (4) As at December 31, 2002, includes a 20% interest in a property which was part of the CESCR acquisition in January 2002.

            (5) The credit balance at December 31, 2001, is a result of the accrual of awards under the ventures incentive compensation plan.

                              VORNADO REALTY TRUST

     Below is a summary of the debt of partially owned entities as of December 31, 2002 and 2001, none of which is guaranteed by the Company. (Amounts in thousands)

                                                                                                        100% OF
                                                                                            PARTIALLY-OWNED ENTITIES DEBT
                                                                                          ---------------------------------
                                                                                            DECEMBER 31,       DECEMBER 31,
                                                                                                2002              2001
                                                                                          --------------      -------------
Alexander's (33.1% interest) (see "Alexander's" on page 123 for further details): Term loan:
         Portion financed by the Company due on January 3, 2006 with interest
            at 12.48%...............................................................       $    95,000         $    95,000
         Portion financed by a bank, due March 15, 2003, with interest at LIBOR +
            1.85% (repaid on July 3, 2002)..........................................                --              10,000
    Line of Credit financed by the Company, due on January 3, 2006 with interest at
       12.48% (prepayable without penalty)..........................................            24,000              24,000
    Lexington Avenue construction loan payable, due on January 3, 2006, plus two one-year extensions, with interest at LIBOR plus 2.50% (3.88% at December 31,
       2002)........................................................................            55,500                  --
    Rego Park mortgage payable, due in June 2009, with interest at 7.25%............            82,000              82,000
    Kings Plaza Regional Shopping Center mortgage payable, due in June 2011,
       with interest at 7.46% (prepayable with yield maintenance)...................           219,308             221,831
    Paramus mortgage payable, due in October 2011, with interest at 5.92%
       (prepayable without penalty).................................................            68,000              68,000
    Other notes and mortgages payable (repaid on July 3, 2002)......................                --              15,000

Temperature Controlled Logistics (60% interest):
       Mortgage notes payable collateralized by 58 temperature controlled warehouses, due in May 2008, requires amortization based on a 25 year term with interest at 6.94%
       (prepayable with yield maintenance)..........................................           537,716             563,782
    Other notes and mortgages payable...............................................            37,789              38,748

Newkirk Joint Ventures (21.7% interest):
    Portion of first mortgages and contract rights, collateralized by the partnerships' real estate, due from 2002 to 2024, with a weighted average
       interest rate of 10.62% at December 31, 2002 (various prepayment rights).....         1,432,438           1,336,989
Charles E. Smith Commercial Realty L.P. (34% interest in 2001):
    29 mortgages payable............................................................                --           1,470,057
Prime Group Realty L.P. (14.9% interest) (1):
    24 mortgages payable............................................................           868,374                  --
Partially Owned Office Buildings:
    330 Madison Avenue (25% interest) mortgage note payable, due in April 2008,
       with interest at 6.52% (prepayable with yield maintenance)...................            60,000              60,000
    Fairfax Square (20% interest) mortgage note payable due in August 2009, with
       interest at 7.50%............................................................            68,900                  --
    825 Seventh Avenue (50% interest) mortgage payable, due in October 2014, with
       interest at 8.07% (prepayable with yield maintenance)........................            23,295              23,552
    Orleans Hubbard (50% interest) mortgage note payable, due in March 2009, with
       interest at 7.03%............................................................             9,961                  --
    Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with
       interest at 7.03%............................................................            15,860                  --
Monmouth Mall (50% interest):
       Mortgage note payable, due in November 2005, with interest at LIBOR + 2.05%
       (3.49% at December 31, 2002).................................................           135,000                  --
Las Catalinas Mall (50% interest):
       Mortgage notes payable (2)...................................................                --              68,591
Russian Tea Room (50% interest) mortgages payable (3)...............................                --              13,000

     Based on the Company's ownership interest in the partially-owned entities above, the Company's share of the debt of these partially-owned entities was $1,048,108,000 and $1,319,535,000 as of December 31, 2002 and 2001.

---------------
(1) Balance as of September 30, 2002, as Prime Group's annual report on Form 10-K for the year ended December 31, 2002, has not been filed prior to the filing of this annual report on Form 10-K.
(2) The Company increased its interest in Las Catalinas to 100% on September 23, 2002. Accordingly, Las Catalinas is consolidated as of September 30, 2002.
(3) On November 18, 2002 the Russian Tea Room mortgage loans were repaid with proceeds from the sale of the property.

                              VORNADO REALTY TRUST

INCOME STATEMENT DATA:

                                                  COMPANY'S INCOME
                                                 FROM PARTIALLY OWNED
                                                      ENTITIES
                                         -----------------------------------
                                           2002         2001         2000
                                         ---------    ---------    ---------
($ in thousands)
Alexander's:
    Equity in income (1) .............   $   7,556    $   8,465    $   1,105

    Interest income (2) ..............      10,401       11,899       11,948
    Development and guarantee fees (2)       6,915           --           --
    Management and leasing fee income
      (1) ............................       4,781        5,354        4,310
                                         ---------    ---------    ---------
                                         $  29,653    $  25,718    $  17,363
                                         =========    =========    =========

Temperature Controlled Logistics:
    Equity in net income (loss) ......   $   4,144    $  12,093    $  23,244
    Management fees ..................       5,563        5,354        5,534
                                         ---------    ---------    ---------
                                             9,707       17,447       28,778

CESCR (3) ............................          --       28,653       25,724

Newkirk MLP:
      Equity in income ...............      26,499       25,470       18,632

      Interest and other income ......       8,001        5,474        5,894
Partially-Owned Office
    Buildings (4) ....................       1,966        4,093        2,832
Monmouth Mall ........................       1,022           --           --
Prime Group Realty LP (5) ............      (1,005)          --           --
Other ................................      (1,732)        (525)       4,794
                                         ---------    ---------    ---------
                                         $  44,458    $  80,612    $  86,654
                                         =========    =========    =========

                                                                100% OF THESE ENTITIES
                                         -----------------------------------------------------------------------
                                                    TOTAL REVENUES                    NET INCOME(LOSS)
                                         ----------------------------------   ----------------------------------
                                           2002          2001       2000        2002         2001         2000
                                         ---------    ---------   ---------   ---------    ---------   ---------
($ in thousands)
Alexander's:
    Equity in income (1) .............   $  76,193    $  69,343   $  63,965   $  23,584    $  27,386       5,197
                                         =========    =========   =========   =========    =========   =========
    Interest income (2) ..............
    Development and guarantee fees (2)
    Management and leasing fee income
      (1) ............................


Temperature Controlled Logistics:
    Equity in net income (loss) ......   $ 117,663    $ 126,957   $ 154,341   $ (20,231)   $  16,647      37,284
                                         =========    =========   =========   =========    =========   =========
    Management fees ..................

CESCR (3) ............................          (3)   $ 382,502   $ 344,084          (3)   $  82,713      76,707
                                                      =========   =========                =========   =========
Newkirk MLP:
      Equity in income ...............   $ 295,369    $ 179,551               $ 121,860   $  84,900
                                         =========    =========               =========   =========
      Interest and other income ......
Partially-Owned Office

    Buildings (4) ....................
Monmouth Mall ........................
Prime Group Realty LP (5) ............
Other ................................

---------------
(1) Equity in income in 2002 includes the Company's $3,524 share of Alexander's gain on sale of its Third Avenue property. Equity in income in 2001 includes (i) the Company's $6,298 share of Alexander's gain on sale of its Fordham Road property, (ii) a charge of $1,684 representing the Company's share of abandoned development costs and (iii) $1,170 representing the Company's share of Alexander's gain on the early extinguishment of debt on its Fordham Road property. Management and leasing fee income include fees of $350 and $520 paid to the Company in 2002 and 2001 in connection with sales of real estate.
(2) Alexander's capitalizes the fees and interest charged by the Company. Because the Company owns 33.1% of Alexander's, the Company recognizes 66.9% of such amounts as income and the remainder is reflected as a reduction of the Company's carrying amount of the investment in Alexander's.
(3) The Company owned a 34% interest in CESCR. On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
(4) Represents the Company's interests in 330 Madison Avenue (24.8%), 825 Seventh Avenue (50%) and 570 Lexington Avenue (50%). On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000, resulting in a gain of $12,445 which is not included in income in the table above.
(5) Represents the Company's share of net loss for the period from April 30, 2002 (date of acquisition) to September 30, 2002, which includes (i) a loss of $357 from discontinued operations and (ii) a loss of $147 from the sale of real estate. The Company's share of equity in income or loss for the period from October 1, 2002 to December 31, 2002 will be recognized in earnings in the quarter ended March 31, 2003, as the investee has not released its earnings for the year ended December 31, 2002 prior to the filing of the Company's annual report on Form 10-K.

                              VORNADO REALTY TRUST

ALEXANDER'S

OWNERSHIP

     The Company owns 1,655,000 common shares or 33.1% of the outstanding common stock of Alexander's at December 31, 2002. Alexander's is managed by and its properties are leased and developed by the Company pursuant to management, leasing and development agreements with one-year terms expiring in March of each year, which are automatically renewable. In conjunction with the closing of the Alexander's Lexington Avenue construction loan on July 3, 2002, these agreements were revised to cover the Alexander's Lexington Avenue property separately. Further, the Lexington Avenue management and development agreements were amended to provide for a term lasting until substantial completion of the development of the property, with automatic renewals, and for the payment of the development fee upon the earlier of January 3, 2006, or the payment in full of the construction loan encumbering the property. The Company is entitled to a development fee estimated to be approximately $26,300,000, based on 6% of construction costs, as defined, of which $7,667,000 has been recognized as income during the year ended December 31, 2002.

   DEBT

     At December 31, 2002, the Company had loans receivable from Alexander's of $119,000,000, including $24,000,000 drawn under the $50,000,000 line of credit the Company granted to Alexander's on August 1, 2000. The maturity date of the loan and the line of credit is the earlier of January 3, 2006 or the date the Alexander's Lexington Avenue construction loan is repaid. The interest rate on the loan and line of credit, which resets quarterly using the same spread to treasuries as presently exists with a 3% floor for treasuries, is 12.48% at December 31, 2002. The Company believes that although Alexander's has disclosed that it does not have positive cash flow sufficient to repay this loan to the Company currently, Alexander's will be able to repay the loan upon the successful development and permanent financing of its Lexington Avenue development project or through asset sales.

     On July 3, 2002, Alexander's finalized a $490,000,000 loan with HVB Real Estate Capital (HYPO Vereinsbank) to finance the construction of its approximately 1.3 million square foot multi-use building at its 59th Street and Lexington Avenue location. The estimated construction costs in excess of the construction loan of approximately $140,000,000 will be provided by Alexander's. The loan has an interest rate of LIBOR plus 2.5% and a term of forty-two months plus two one-year extensions. Alexander's has received an initial funding of $55,500,000 under the loan of which $25,000,000 was used to repay existing loans and notes payable. Pursuant to this loan, Vornado has agreed to guarantee, among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated budget, as defined in the loan agreement, if not funded by Alexander's (the "Completion Guarantee"). The $6,300,000 estimated fee payable by Alexander's to the Company for the Completion Guarantee is 1% of construction costs (as defined) and is payable at the same time that the development fee is payable. In addition, if the Company should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, interest on those advances is at 15% per annum.

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

     The leasing agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander's tenants. Such amount is receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid at the time the transactions which gave rise to the commissions occurred. At December 31, 2002, $410,000 is due to the Company under this agreement.

                              VORNADO REALTY TRUST

ALEXANDER'S

OTHER

     The Company constructed a $16.3 million community facility and low-income residential housing development (the "30th Street Venture"), in order to receive 163,728 square feet of transferable development rights, generally referred to as "air rights". The Company donated the building to a charitable organization. The Company sold 106,796 square feet of these air rights to third parties at an average price of $120 per square foot. An additional 28,821 square feet of air rights was sold to Alexander's at a price of $120 per square foot for use at Alexander's 59th Street development project (the "59th Street Project"). In each case, the Company received cash in exchange for air rights. The Company identified third party buyers for the remaining 28,111 square feet of air rights related to the 30th Street Venture. These third party buyers wanted to use the air rights for the development of two projects located in the general area of 86th Street which was not within the required geographical radius of the construction site nor in the same Community Board as the low-income housing and community facility project. The 30th Street Venture asked Alexander's to sell 28,111 square feet of the air rights it already owned to the third party buyers (who could use them) and the 30th Street Venture would replace them with 28,111 square feet of air rights. In October 2002, the Company sold 28,111 square feet of air rights to Alexander's for an aggregate sales price of $3,059,000 (an average of $109 per square foot). Alexander's then sold an equal amount of air rights to the third party buyers for an aggregate sales price of $3,339,000 (an average of $119 per square foot).

     On October 5, 2001, Alexander's entered into a ground lease for its Paramus, N.J. property with IKEA Property, Inc. The lease has a 40-year term with an option to purchase at the end of the 20th year for $75,000,000. Further, Alexander's has obtained a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The interest rate on the debt is 5.92% with interest payable monthly until maturity in October 2011. The triple net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the 20th year, the triple net rent for the last 20 years must include debt service sufficient to fully amortize the $68,000,000 over the remaining 20 year lease period.

     On May 1, 2001 Alexander's entered into a lease agreement with Bloomberg L.P., for approximately 695,000 square feet of office space. The initial term of the lease is for 25 years, with one ten-year renewal option. Base annual net rent is $34,529,000 in each of the first four years and $38,533,000 in the fifth year with similar percentage increases each four years. There can be no assurance that this project ultimately will be completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled and significant penalties may apply.

     On August 30, 2002, Alexander's sold its Third Avenue property, located in the Bronx, New York, which resulted in a gain of $10,366,000. On January 12, 2001, Alexander's sold its Fordham Road property located in the Bronx, New York, for $25,500,000, which resulted in a gain of $19,026,000. In addition, Alexander's paid off the mortgage on its Fordham Road property at a discount, which resulted in a gain from early extinguishment of debt of $3,534,000 in the first quarter of 2001.

                              VORNADO REALTY TRUST

5.  NOTES AND MORTGAGE LOANS RECEIVABLE

LOAN TO COMMONWEALTH ATLANTIC PROPERTIES ("CAPI")

     On March 4, 1999 the Company made an additional $242,000,000 investment in Charles E. Smith Commercial Realty L.P. ("CESCR") by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc. ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., for $242,000,000, immediately prior to the contribution to CESCR. In addition, the Company acquired from CAPI for $8 million the land under a Marriott Hotel located in Crystal City. The Company paid the $250,000,000 purchase price to CAPI by issuing 4,998,000 of the Company's Series E-1 convertible preferred units. In connection with these transactions, the Company agreed to make a five-year $41,200,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately 1.1 million of the Company's Series E-1 convertible preferred units issued to CAPI. Each Series E-1 convertible preferred unit is convertible into 1.1364 of the Company's common shares.

LOAN TO VORNADO OPERATING COMPANY ("VORNADO OPERATING")

     At December 31, 2002, the amount outstanding under the revolving credit agreement with Vornado Operating was $21,989,000. Vornado Operating has disclosed that in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses. Further, Vornado Operating states that its only investee, AmeriCold Logistics ("Tenant"), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant). Management anticipates a further lease restructuring and the sale and/or financing of assets by AmeriCold Logistics, and accordingly, Vornado Operating is expected to have a source to repay the debt under this facility, which may be extended. Since January 1, 2002, the Company has not recognized interest income on the debt under this facility. The Company has assessed the collectibility of this loan as of December 31, 2002 and determined that it is not impaired.

DEARBORN CENTER MEZZANINE CONSTRUCTION LOAN

     As of December 31, 2002, $60,758,000 is outstanding under the Dearborn Center Mezzanine Construction Loan to a special purpose entity, of which $23,392,000 has been funded by the Company, representing a 38.5% interest. The special purpose entity's sole asset is Dearborn Center, a 1.5 million square foot high-rise office tower under construction in Chicago. The entity is owned by Prime Group Realty L.P. and another investor. The Company is a member of a loan syndicate led by a money center bank. The proceeds of the loan are being used to finance the construction, and are subordinate to a $225,000,000 first mortgage. The loan is due January 21, 2004, three years from the date of the initial draw, and provides for a 1-year extension at the borrower's option (assuming net operating income at a specified level and a cash reserve sufficient to fund interest for the extension period). The loan bears interest at 12% per annum plus additional interest upon repayment ranging from a minimum of 9.5% to 11.5%.

                              VORNADO REALTY TRUST

6.  DEBT

     Following is a summary of the Company's debt:

(Amounts in thousands)

                                                                        INTEREST RATE              BALANCE AS OF
                                                                            AS AT         --------------------------------
                                                        MATURITY         DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                                            2002               2002              2001
                                                       -----------      -------------     --------------     -------------
Notes and Mortgages Payable:
   Fixed Interest:
  Office:
     NYC Office:
      Two Penn Plaza..........................            03/04              7.08%        $     154,669      $    157,697
      888 Seventh Avenue (1)..................            02/06              6.63%              105,000           105,000
      Eleven Penn Plaza.......................            05/07              8.39%               50,383            51,376
      866 UN Plaza............................            04/04              7.79%               33,000            33,000
    CESCR Office (2):
      Crystal Park 1-5........................         07/06-08/13        6.66%-8.39%           264,441                (2)
      Crystal Gateway 1-4 Crystal Square 5....         07/12-01/25        6.75%-7.09%           215,978                (2)
      Crystal Square 2, 3 and 4...............         10/10-11/14        7.08%-7.14%           146,081                (2)
      Skyline Place...........................         08/06-12/09        6.6%-6.93 %           139,212                (2)
      1101 17th , 1140 Connecticut, 1730 M &
        1150 17th.............................            08/10              6.74%               97,318                (2)
      Courthouse Plaza 1 and 2................            01/08              7.05%               80,062                (2)
      Crystal Gateway N., Arlington Plaza and
        1919 S. Eads..........................            11/07              6.77%               72,721                (2)
      Reston Executive I, II & III............            01/06              6.75%               73,844                (2)
      Crystal Plaza 1-6.......................            10/04              6.65%               70,356                (2)
      One Skyline Tower.......................            06/08              7.12%               65,764                (2)
      Crystal Malls 1-4.......................            12/11              6.91%               65,877                (2)
      1750 Pennsylvania Avenue................            06/12              7.26%               49,794                (2)
      One Democracy Plaza.....................            02/05              6.75%               27,640                (2)
  Retail:
      Cross collateralized mortgages payable on
        42 shopping centers...................            03/10              7.93%              487,246           492,156
      Green Acres Mall........................            02/08              6.75%              150,717           152,894
      Montehiedra Town Center.................            05/07              8.23%               59,638            60,359
      Las Catalinas Mall (3)..................            11/13              6.97%               67,692                --
  Merchandise Mart:
      Market Square Complex (4)...............            07/11              7.95%               48,213            49,702
      Washington Design Center (5)............            10/11              6.95%               48,542            48,959
      Washington Office Center................            02/04              6.80%               44,924            46,572
      Other...................................         10/10-06/13        7.52%-7.71%            18,703            18,951
  Other:
      Industrial Warehouses (6)...............            10/11              6.95%               49,423            50,000
      Student Housing Complex.................            11/07              7.45%               19,019            19,243
      Other...................................            08/21              9.90%                6,937             8,659
                                                                                          -------------      ------------
        Total Fixed Interest Notes and Mortgages
             Payable..........................                               7.17%            2,713,194         1,294,568
                                                                                          -------------      ------------

                              VORNADO REALTY TRUST

                                                                                  INTEREST RATE           BALANCE AS OF
                                                                                      AS AT       -------------------------------
                                                                   SPREAD OVER     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
       (Amounts in thousands)                           MATURITY      LIBOR           2002             2002            2001
                                                       ----------  -----------    -------------   -------------    -------------
Notes and Mortgages Payable:
   Variable Interest:
  Office:
    NYC Office:
      One Penn Plaza (7)......................            06/05       L+125           2.67%       $     275,000    $    275,000
      770 Broadway/595 Madison Avenue
        cross-collateralized mortgage (8).....            04/03       L+40            1.78%             153,659         123,500
      909 Third Avenue........................            08/03       L+165           3.09%             105,837         105,253
      Two Park Avenue (9).....................            03/03       L+145            --                    --          90,000
    CESCR Office:
      Tyson Dulles Plaza......................            06/03       L+130           2.72%              69,507             (2)
      Commerce Executive III, IV & V..........            07/03       L+150           2.92%              53,307             (2)
  Merchandise Mart:
      Merchandise Mart (9)....................            10/02       L+150            --                    --         250,000
      Furniture Plaza.........................            02/03       L+200           3.44%              48,290          43,524
      33 North Dearborn Street................            09/03       L+175           3.13%              18,926          19,000
      350 North Orleans (9)...................            06/02       L+165            --                    --          70,000
      Other...................................            01/03       Prime-50        3.75%                  --             294
  Other:
      Palisades construction loan.............            02/04       L+185           3.17%             100,000          90,526
      Hotel Pennsylvania......................            10/02       L+160            --                    --         115,508
                                                                                                  -------------    ------------
        Total Variable Interest Notes and
             Mortgages Payable................                                        3.07%             824,526       1,182,605
                                                                                                  -------------    ------------
  Total Notes and Mortgages Payable...........                                                    $   3,537,720    $  2,477,173
                                                                                                  =============    ============

  Senior unsecured debt due 2007 at fair value
     ($34,245 in excess of accreted note
     balance) (9).............................            06/07       L+77            2.15%       $     533,600    $         --
                                                                                                  =============    ============

  Unsecured revolving credit facility.........            07/03       L+90              --        $          --    $         --
                                                                                                  =============    ============

---------------
(1) On January 11, 2001, the Company completed a $105,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.63% and matures on February 1, 2006. A portion of the proceeds received was used to repay the then existing mortgage of $55,000.
(2) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Prior to January 1, 2002, the Company's share of CESCR's debt was included in Investments in and Advances to Partially-Owned Entities. In connection with the acquisition, CESCR's fixed rate debt of $1,282,780 was fair valued at $1,317,428 under purchase accounting.
(3) On September 23, 2002, the Company acquired the 50% of the Mall and the 25% of Kmart's anchor store it did not already own. Prior to this date, the Company accounted for its investment on the equity method and the Company's share of the debt was included in Investments in and Advances to Partially-Owned Entities.
(4) On July 11, 2001, the Company completed a $50,000 refinancing of its Market Square Complex. The loan bears interest at a fixed rate of 7.95% per annum and matures in July 2011. The proceeds received were used to repay the then existing mortgage of $49,000.
(5) On October 16, 2001, the Company completed a $49,000 refinancing of its Washington Design Center property. The loan bears interest at a fixed rate of 6.95% and matures on October 16, 2011. A portion of the proceeds received was used to repay the then existing mortgage of $23,000.
(6) On September 20, 2001, the Company completed a $50,000 mortgage financing, cross collateralized by its eight industrial warehouse properties. The loan bears interest at a fixed rate of 6.95% per annum and matures on October 1, 2011.
(7) On June 21, 2002, one of the lenders purchased the other participant's interest in the loan. At the same time, the loan was extended for one year, with certain modifications including, (i) making the risk of a loss due to terrorism (as defined) not covered by insurance recourse to the Company and
     (ii) the granting of two 1-year renewal options to the Company.
(8) On April 1, 2002, the Company increased its mortgage financing cross collateralized by its 770 Broadway/595 Madison Avenue properties by $115,000. On July 15, 2002, the Company repaid $84,841 with proceeds received from a third party which resulted in a gain on transfer of mortgages of $2,096. The proceeds of the loan are in a restricted mortgage escrow account which bears interest at the same rate as the loan, and at December 31, 2002 totals $153,659.
(9) On June 24, 2002, the Company completed an offering of $500,000 aggregate principal amount of 5.625% senior unsecured notes due June 15, 2007. Interest on the notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2002. The notes were priced at 99.856% of their face amount to yield 5.659%. The net proceeds of approximately $496,300 were used to repay the mortgage payable on 350 North Orleans, Two Park Avenue, the Merchandise Mart and Seven Skyline. On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.15% if set on December 31, 2002). As a result of the hedge accounting for the interest rate swap on the Company's senior unsecured debt, the Company recorded a fair value adjustment of $34,245, as of December 31, 2002 which is equal to the fair value of the interest rate swap asset.

     The net carrying amount of properties collateralizing the notes and mortgages amounted to $4,938,012,000 at December 31, 2002. As at December 31, 2002, the principal repayments for the next five years and thereafter are as follows:

            ($ in thousands)

            YEAR ENDING DECEMBER 31,                               AMOUNT
            ------------------------                            ------------
            2003...........................................     $   449,526(1)
            2004...........................................         402,949
            2005...........................................         302,640
            2006...........................................         261,385
            2007...........................................         822,536
            Thereafter.....................................       1,832,284

            ---------------
            (1) Includes $153,659 which is offset by an equivalent amount of cash held in a restricted mortgage escrow account.

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its revolving credit agreement and its senior unsecured notes due 2007, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. The Company has received correspondence from four lenders regarding terrorism insurance coverage, to which the Company has responded. In these letters the lenders took the position that under the agreements governing the loans provided by these lenders the Company was required to maintain terrorism insurance on the properties securing the various loans. The aggregate amount of borrowings under these loans as of December 31, 2002 was approximately $770.4 million, and there was no additional borrowing capacity. Subsequently, the Company obtained an aggregate of $360 million of separate coverage for "terrorist acts". To date, one of the lenders has acknowledged to the Company that it will not raise any further questions based on the Company's terrorism insurance coverage in place, and the other three lenders have not raised any further questions regarding the Company's insurance coverage. If lenders insist on greater coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

                              VORNADO REALTY TRUST

7.  SHAREHOLDERS' EQUITY

     During the three years ended December 31, 2002, the Company sold 11,173,743 common shares. The following are the details of the sales.

     SALE AND ISSUANCE OF COMMON SHARES

     On February 25, 2002, the Company sold 1,398,743 common shares based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $56,453,000.

     On November 19, 2001, the Company sold 9,775,000 common shares pursuant to an effective registration statement based on the closing price of $40.58 on the NYSE. The net proceeds to the Company were approximately $377,200,000. In connection therewith the Company repaid the $285,000,000 then outstanding under its revolving credit facility.

     $3.25 SERIES A PREFERRED SHARES OF BENEFICIAL INTEREST

          Holders of Series A Preferred Shares of beneficial interest are entitled to receive dividends in an amount equivalent to $3.25 per annum per share. These dividends are cumulative and payable quarterly in arrears. The Series A Preferred Shares are convertible at any time at the option of their respective holders at a conversion rate of 1.38504 common shares per Series A Preferred Share, subject to adjustment in certain circumstances. In addition, upon the satisfaction of certain conditions the Company, at its option, may redeem the $3.25 Series A Preferred Shares at a current conversion rate of
1.38504 common shares per Series A Preferred Share, subject to adjustment in certain circumstances. At no time will the Series A Preferred Shares be redeemable for cash.

     SERIES B PREFERRED SHARES OF BENEFICIAL INTEREST

          Holders of Series B Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 8.5% of the liquidation preference, or $2.125 per Series B Preferred Share per annum. These dividends are cumulative and payable quarterly in arrears. The Series B Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. However, subject to certain limitations relating to the source of funds used in connection with any such redemption, on or after March 17, 2004 (or sooner under limited circumstances), the Company, at its option, may redeem Series B Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. The Series B Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

     SERIES C PREFERRED SHARES OF BENEFICIAL INTEREST

          Holders of Series C Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 8.5% of the liquidation preference, or $2.125 per Series C Preferred Share per annum. These dividends are cumulative and payable quarterly in arrears. The Series C Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. However, subject to certain limitations relating to the source of funds used in connection with any such redemption, on or after May 17, 2004 (or sooner under limited circumstances), the Company, at its option, may redeem Series C Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. The Series C Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

                              VORNADO REALTY TRUST

8.  EMPLOYEES' SHARE OPTION PLAN

     The Company grants various officers and employees incentive share options and non-qualified options to purchase common shares. Options granted are at prices equal to 100% of the market price of the Company's shares at the date of grant. Shares vest on a graduated basis, becoming fully vested 36 months after grant. All options expire ten years after grant.

     The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined. As of December 31, 2002, there were 250,927 restricted shares or rights to receive restricted shares outstanding, excluding 626,566 shares issued to the Company's President in connection with his employment agreement.

     In 2002 and prior years, the Company accounted for stock-based compensation using the intrinsic value method. Accordingly, no stock-based compensation was recognized in the Company's financial statements for these years. If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below, for the years ended December 31, 2002, 2001, and 2000:

                                                                                                  DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                    2002             2001              2000
                                                                                  ---------        ---------        ---------
       (Amounts in thousands, except share and per share amounts)

       Net income applicable to common shares:
           As reported...................................................         $ 209,736        $ 227,233        $ 195,301
           Stock-based compensation cost, net of minority interest.......             8,092           10,606           14,465
                                                                                  ---------        ---------        ---------
           Pro-forma.....................................................         $ 201,644        $ 216,627        $ 180,836
                                                                                  =========        =========        =========
       Net income per share applicable to common shares:
           Basic:
             As reported.................................................         $    1.98        $    2.55        $    2.26
             Pro-forma...................................................              1.90             2.43             2.09
           Diluted:
             As reported.................................................         $    1.91        $    2.47        $    2.20
             Pro forma...................................................              1.84             2.35             2.04

                              VORNADO REALTY TRUST

     The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 2002, 2001 and 2000.

                                                                                                          DECEMBER 31,
                                                                                                 ------------------------------
                                                                                                   2002       2001       2000
                                                                                                 ---------  ---------  --------
       Expected volatility.................................................................         17%         17%       17%
       Expected life.......................................................................       5 years    5 years   5 years
       Risk-free interest rate.............................................................        3.0%       4.38%      5.0%
       Expected dividend yield.............................................................        6.0%        6.0%      6.0%

     A summary of the Plan's status and changes during the years then ended, is presented below:

                                                2002                        2001                       2000
                                       ------------------------   ------------------------   ------------------------
                                                       WEIGHTED-                 WEIGHTED-                    WEIGHTED-
                                                       AVERAGE                   AVERAGE                      AVERAGE
                                                       EXERCISE                  EXERCISE                     EXERCISE
                                          SHARES        PRICE       SHARES        PRICE          SHARES        PRICE
                                        ----------    ----------  ----------    ----------     ----------    ---------
Outstanding at January 1 ...........    15,453,100    $   32.25   15,861,260    $    32.25       11,472,352  $  32.65
Granted ............................     3,655,500        42.14       26,000         35.88        4,863,750     31.02
Exercised ..........................      (114,181)       28.17     (314,965)        31.91         (377,440)    26.29
Cancelled ..........................      (198,053)       39.64     (119,195)        34.12          (97,402)    34.86
                                       -----------                ----------                   ------------  --------
Outstanding at December 31 .........    18,796,366        34.60   15,453,100         32.25       15,861,260     32.26
                                       ===========    =========   ==========    ==========     ============  ========
Options exercisable at December 31 .    13,674,177    $   33.00   11,334,124                      7,272,878
                                       ===========    =========   ==========                   ============
Weighted-average fair value of
    options granted during the year
    ended December 31 (per option) .   $      3.06                $     3.46                   $       2.98
                                       ===========                ==========                   ============

                              VORNADO REALTY TRUST

     The following table summarizes information about options outstanding under the Plan at December 31, 2002:

                                           OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                     --------------------------------------------------------------     ---------------------------------------
                           NUMBER           WEIGHTED-AVERAGE                                  NUMBER
     RANGE OF          OUTSTANDING AT           REMAINING          WEIGHTED-AVERAGE       EXERCISABLE AT       WEIGHTED-AVERAGE
  EXERCISE PRICE     DECEMBER 31, 2002      CONTRACTUAL LIFE        EXERCISE PRICE      DECEMBER 31, 2002       EXERCISE PRICE
  --------------     -----------------      ----------------       ----------------     -----------------      ----------------
   $ 0 - $12                 26,308             0.1 Years              $  11.42                  26,308            $  11.42
   $12 - $19                 74,500             2.3 Years              $  17.89                  74,500            $  17.89
   $19 - $24              3,500,000             3.9 Years              $  23.47               3,500,000            $  23.47
   $24 - $27                149,570             4.1 Years              $  26.28                 149,570            $  26.28
   $27 - $32              4,969,502             6.7 Years              $  30.72               3,543,983            $  30.70
   $32 - $36              2,856,725             6.1 Years              $  33.68               2,772,740            $  33.65
   $36 - $40                211,170             4.8 Years              $  38.92                 204,735            $  39.00
   $40 - $44              4,235,591             8.7 Years              $  42.26                 664,341            $  43.05
   $44 - $46              2,508,000             5.0 Years              $  45.31               2,473,000            $  45.31
   $46 - $49                265,000             5.1 Years              $  48.41                 265,000            $  48.41
                        -----------                                                       -------------
   $ 0 - $49             18,796,366             6.2 Years              $  34.60              13,674,177            $  33.00
                        ===========                                                       =============

Shares available for future grant under the Plan at December 31, 2002 were 9,963,500 of which 2,500,000 are subject to shareholder approval.

9.  RETIREMENT PLAN

     In December 1997, benefits under the Company's Retirement Plan were frozen. Prior to December 31, 1997, the Company's qualified plan covered all full-time employees. The Plan provided annual pension benefits that were equal to 1% of the employee's annual compensation for each year of participation. The funding policy is in accordance with the minimum funding requirements of ERISA.

     Pension expense includes the following components:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                  2002               2001             2000
                                                                                --------           --------         --------
         (Amounts in thousands, except percentages)

         Interest cost on projected benefit obligation.................         $   587            $   565          $   567
         Expected return on assets.....................................            (235)              (412)            (374)
         Net amortization and deferral.................................             (56)                32               30
                                                                                -------            -------          -------
         Net pension expense...........................................         $   296            $   185          $   223
                                                                                =======            =======          =======

         Assumptions used in determining the net pension expense:
         Discount rate.................................................            6.25%              7.25%            7.75%
         Rate of increase in compensation levels.......................              --*                --*              --*
         Expected rate of return on assets.............................            7.00%              7.00%            7.00%

      * Not applicable, as benefits under the Plan were frozen in December 1997.

                              VORNADO REALTY TRUST

     The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:

         ($ in thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                    2002              2001               2000
                                                                 ---------         ---------          ---------
         CHANGE IN BENEFIT OBLIGATION
             Benefit obligation at beginning of year             $   7,950         $   7,530          $   7,918
             Interest cost                                             587               565                567
             Benefit payments                                         (970)             (793)              (637)
             Experience loss/(gain)                                  1,451               648               (318)
                                                                 ---------         ---------          ---------
             Benefit obligation at end of year                       9,018             7,950              7,530
                                                                 ---------         ---------          ---------
         CHANGE IN PLAN ASSETS
             Fair value of plan assets at beginning of year          6,056             5,732              5,284
             Employer contribution                                     667               821                698
             Benefit payments                                         (970)             (793)              (637)
             Actual return on assets                                   235               295                387
                                                                 ---------         ---------          ---------
             Fair value of plan assets at end of year                5,988             6,055              5,732
                                                                 ---------         ---------          ---------
         Funded status                                              (3,030)           (1,895)            (1,798)
             Unrecognized loss                                       3,517             2,011              1,279
                                                                 ---------         ---------          ---------
         NET AMOUNT RECOGNIZED                                   $     487         $     116          $    (519)
                                                                 =========         =========          =========

         AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
           SHEETS CONSIST OF:
             Accrued benefit liability                           $  (3,030)        $  (1,895)         $  (1,798)
             Accumulated other comprehensive loss                    3,517             2,011              1,279
                                                                 ---------         ---------          ---------
         NET AMOUNT RECOGNIZED                                   $     487         $     116          $    (519)
                                                                 =========         =========          =========

     Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.

                              VORNADO REALTY TRUST

10. LEASES

   AS LESSOR:

     The Company leases space to tenants in office buildings and shopping centers under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants' sales. As of December 31, 2002, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

                ($ in thousands)

                YEAR ENDING DECEMBER 31:                                                      AMOUNT
                -----------------------                                                   --------------
                2003................................................................      $    1,078,251
                2004................................................................             980,075
                2005................................................................             856,829
                2006................................................................             755,350
                2007................................................................             679,393
                Thereafter..........................................................           3,427,665

     These amounts do not include rentals based on tenants' sales. These percentage rents approximated $1,832,000, $2,157,000, and $4,825,000 for the years ended December 31, 2002, 2001, and 2000.

     FORMER BRADLEES LOCATIONS

     The Company previously leased 18 locations to Bradlees which closed all of its stores in February 2001. The Company has re-leased nine of the former Bradlees locations; three to Kohl's, two each to Lowe's and Haynes Furniture, and one each to Home Depot and Wal-Mart. Lowe's and Wal-Mart will construct their own stores, subject to the receipt of various governmental approvals and the relocation of existing tenants. In addition, the leases for four other former Bradlees locations were assigned by Bradlees to other retailers. Of the remaining five locations which are currently vacant, two of the leases are guaranteed and the rent is being paid by Stop & Shop, a wholly-owned subsidiary of KoninKlijke Ahold NV (formerly Royal Ahold NV), an international food retailer. Stop & Shop remains contingently liable for rent at a number of the former Bradlees locations for the term of the Bradlees leases.

     Property rentals for the year ended December 31, 2002, include $5,000,000 of additional rent which was re-allocated to the former Bradlees locations in Marlton, Turnersville, Bensalem and Broomall and is payable by Stop & Shop, pursuant to the Master Agreement and Guaranty, dated May 1, 1992. This amount is in addition to all other rent guaranteed at the former Bradlees locations. On January 8, 2003, Stop & Shop filed a complaint with the United States District Court claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. The additional rent provision of the guaranty expires at the earliest in 2012. The Company intends to vigorously contest Stop & Shop's position.

     In February 2003, KoninKlijke Ahold NV, parent of Stop & Shop, announced that it overstated its 2002 and 2001 earnings by at least $500 million and is under investigation by the U.S. Justice Department and Securities and Exchange Commission. The Company cannot predict what effect, if any, this situation involving KoninKlijke Ahold NV may have on Stop & Shop's ability to satisfy its obligation under the Bradlees guarantees and rent for existing Stop & Shop leases aggregating approximately $10,500,000 per annum.

                              VORNADO REALTY TRUST

     Except for the U.S. Government, which accounted for 11.4% of the Company's revenue, none of the Company's other tenants represented more than 10% of total revenues for the year ended December 31, 2002.

   AS LESSEE:

     The Company is a tenant under operating leases for certain properties. These leases will expire principally during the next thirty years. Future minimum lease payments under operating leases at December 31, 2002, are as follows:

                ($ in thousands)

                YEAR ENDING DECEMBER 31:                                                         AMOUNT
                ------------------------                                                       ----------
                2003.....................................................................      $   15,347
                2004.....................................................................          14,641
                2005.....................................................................          14,644
                2006.....................................................................          14,797
                2007.....................................................................          14,762
                Thereafter...............................................................         954,980

     Rent expense was $17,157,000, $15,433,000, and $15,248,000 for the years ended December 31, 2002, 2001, and 2000.

                              VORNADO REALTY TRUST

11.  COMMITMENTS AND CONTINGENCIES

     At December 31, 2002, the Company's $1,000,000,000 revolving credit facility had a zero balance, and the Company utilized $9,112,000 of availability under the facility for letters of credit and guarantees. In addition there were $7,667,000 of other letters of credit outstanding.

     In conjunction with the closing of Alexander's Lexington Avenue construction loan on July 3, 2002, the Company agreed to guarantee, among other things, the lien free, timely completion of the construction of the project and funding of all project costs in excess of a stated budget, as defined in the loan agreement, if not funded by Alexander's (see note 4 - Investments in and Advances to Partially-Owned Entities).

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

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In the second quarter of 2002, the Company received correspondence from four lenders regarding terrorism insurance coverage, which the Company has responded to. In these letters the lenders took the position that under the agreements governing the loans provided by these lenders the Company was required to maintain terrorism insurance on the properties securing the various loans. The aggregate amount of borrowings under these loans as of December 31, 2002 was approximately $770.4 million, and there was no additional borrowing capacity. Subsequently, the Company obtained an aggregate of $360 million of separate coverage for "terrorist acts". To date, one of the lenders has acknowledged to the Company that it will not raise any further questions based on the Company's terrorism insurance coverage in place, and the other three lenders have not raised any further questions regarding the Company's insurance coverage. If lenders insist on greater coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

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

     The Company enters into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in the name of the Company by various money center banks. The Company has the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. The Company had $33,393,000 and $15,235,000 of cash invested in these agreements at December 31, 2002 and 2001.

                              VORNADO REALTY TRUST

12.  RELATED PARTY TRANSACTIONS

     LOAN AND COMPENSATION AGREEMENTS

     On May 29, 2002, Mr. Roth replaced common shares of the Company securing the Company's outstanding loan to Mr. Roth with options to purchase common shares of the Company with a value of not less than two times the loan amount. As a result of the decline in the value of the options, Mr. Roth supplemented the collateral with cash and marketable securities.

     At December 31, 2002, the loan due from Mr. Roth in accordance with his employment arrangement was $13,122,500 ($4,704,500 of which is shown as a reduction in shareholders' equity). The loan bears interest at 4.49 % per annum (based on the applicable Federal rate) and matures in January 2006. The Company also provided Mr. Roth with the right to draw up to $15,000,000 of additional loans on a revolving basis. Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.

     At December 31, 2002, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $8,600,000. The loans which were scheduled to mature in 2003 have been extended to 2006 in connection with the extension of Mr. Fascitelli's employment agreement (discussed below), and bear interest, payable quarterly at a weighted average interest rate of 3.97% (based on the applicable Federal rate).

     Pursuant to his 1996 employment agreement, Mr. Fascitelli became entitled to a deferred payment consisting of $5 million in cash and a convertible obligation payable November 30, 2001, at the Company's option, in either 919,540 Company common shares or the cash equivalent of their appreciated value, so long as such appreciated value is not less than $20 million. The Company delivered 919,540 shares to a rabbi trust upon execution of the 1996 employment agreement. The Company accounted for the stock compensation as a variable arrangement in accordance with Plan B of EITF No. 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" as the agreement permitted settlement in either cash or common shares. Following the guidance in EITF 97-14, the Company recorded changes in fair value of its compensation obligation with a corresponding increase in the liability "Officer's Deferred Compensation". Effective as of June 7, 2001, the payment date was deferred until November 30, 2004. Effective as of December 14, 2001, the payment to Mr. Fascitelli was converted into an obligation to deliver a fixed number of shares (919,540 shares) establishing a measurement date for the Company's stock compensation obligation; accordingly the Company ceased accounting for the Rabbi Trust under Plan B of the EITF and began Plan A accounting. Under Plan A, the accumulated liability representing the value of the shares on December 14, 2001, was reclassified as a component of Shareholders' Equity as "Deferred compensation shares earned but not yet delivered." In addition, future changes in the value of the shares are no longer recognized as additional compensation expense. The fair value of this obligation was $34,207,000 at December 31, 2002. The Company has reflected this liability as Deferred Compensation Shares Not Yet Delivered in the Shareholders' Equity section of the balance sheet. For the years ended December 31, 2001 and 2000, the Company recognized approximately $4,744,000 and $3,733,000 of compensation expense of which $2,612,000 and $1,968,000 represented the appreciation in value of the shares in each period and $2,132,000 and $1,765,000 represented dividends paid on the shares.

     Effective January 1, 2002, the Company extended its employment agreement with Mr. Fascitelli for a five-year period through December 31, 2006. Pursuant to the extended employment agreement, Mr. Fascitelli is entitled to receive a deferred payment on December 31, 2006 of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000 (the value of the shares on March 8, 2002, the date the extended employment agreement was executed). The shares are being held in a rabbi trust for the benefit of Mr. Fascitelli and vested 100% on December 31, 2002. The extended employment agreement does not permit diversification, allows settlement of the deferred compensation obligation by delivery of these shares only, and permits the deferred delivery of these shares. The value of these shares is being amortized ratably over the one year vesting period as compensation expense.

     Pursuant to the Company's annual compensation review in February 2002 with Joseph Macnow, the Company's Chief Financial Officer, the Compensation Committee approved a $2,000,000 loan to Mr. Macnow, bearing interest at the applicable federal rate of 4.65% per annum and due January 1, 2006. The loan, which was funded on July 23, 2002, was made in conjunction with Mr. Macnow's June 2002 exercise of options to purchase 225,000 shares of the Company's common stock. The loan is collateralized by assets with a value of not less than two times the loan amount. As a result of the decline in the value of the options, Mr. Macnow supplemented the collateral with cash and marketable securities.

                              VORNADO REALTY TRUST

     One other executive officer of the Company has a loan outstanding pursuant to an employment agreement totaling $1,500,000 at December 31, 2002. The loan matures in April 2005 and bears interest at the applicable Federal rate provided (4.5% at December 31, 2002).

     TRANSACTIONS WITH AFFILIATES AND OFFICERS AND TRUSTEES OF THE COMPANY

     ALEXANDER'S

     The Company owns 33.1% of Alexander's. Mr. Roth and Mr. Fascitelli are Officers and Directors of Alexander's and the Company provides various services to Alexander's in accordance with management and leasing agreements. See Note 4 "Investments in Partially-Owned Entities" for further details.

     The Company constructed a $16.3 million community facility and low-income residential housing development (the "30th Street Venture"), in order to receive 163,728 square feet of transferable development rights, generally referred to as "air rights". The Company donated the building to a charitable organization. The Company sold 106,796 square feet of these air rights to third parties at an average price of $120 per square foot. An additional 28,821 square feet of air rights was purchased by Alexander's at a price of $120 per square foot for use at Alexander's 59th Street development project (the "59th Street Project"). In each case, the Company received cash in exchange for air rights. The Company identified third party buyers for the remaining 28,111 square feet of air rights related to the 30th Street Venture. These third party buyers wanted to use the air rights for the development of two projects located in the general area of 86th Street which was not within the required geographical radius of the construction site nor in the same Community Board as the low-income housing and community facility project. The 30th Street Venture asked Alexander's to sell 28,111 square feet of the air rights it already owned to the third party buyers (who could use them) and the 30th Street Venture would replace them with 28,111 square feet of air rights. In October 2002, the Company sold 28,111 square feet of air rights to Alexander's for an aggregate purchase price of $3,059,000 (an average of $109 per square foot). Alexander's then sold an equal amount of air rights to the third party buyers for an aggregate purchase price of $3,339,000 (an average of $119 per square foot).

     INTERSTATE PROPERTIES

     The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arm's length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 2002, 2001, and 2000, $1,450,000, $1,655,000,
and $1,418,000 of management fees were earned by the Company pursuant to the management agreement.

     BUILDING MAINTENANCE SERVICE COMPANY ("BMS")

     On January 1, 2003, the Company acquired BMS, a company which provides cleaning and related services primarily to the Company's Manhattan office properties, for $13,000,000 in cash from the estate of Bernard Mendik and certain other individuals including Mr. Greenbaum, an executive officer of the Company. The Company paid BMS $53,024,000, $51,280,000, and $47,493,000 for the years ended December 31, 2002, 2001 and 2000 for services rendered to the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services were provided were not negotiated at arms length, the Company believes based upon comparable amounts charged to other real estate companies that the terms and conditions of the contracts were fair to the Company.

                              VORNADO REALTY TRUST

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

     Vornado Operating has disclosed that in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses. Further, Vornado Operating states that its only investee, AmeriCold Logistics ("Tenant"), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant). Management anticipates a further lease restructuring and the sale and/or financing of assets by AmeriCold Logistics, and accordingly, Vornado Operating is expected to have a source to repay the debt under this facility, which may be extended. Since January 1, 2002, the Company has not recognized interest income on the debt under this facility.

     CARTHAGE, MISSOURI AND KANSAS CITY, KANSAS QUARRIES

     On December 31, 2002, the Company and Crescent Real Estate Equities formed a joint venture to acquire the Carthage, Missouri and Kansas City, Kansas quarries from AmeriCold Logistics, the tenant of the Temperature Controlled Logistics facilities for $20,000,000 in cash. The Company contributed cash of $8,800,000 to the joint venture representing its 44% interest. AmeriCold Logistics used the proceeds from the sale to repay a portion of a loan to Vornado Operating. Vornado Operating then repaid $9,500,000 of the amount outstanding under the Company's Revolving Credit Facility. On December 31, 2002, the joint venture purchased $5,720,000 of trade receivables from AmeriCold Logistics at a 2% discount, of which the Company's share was $2,464,000.

     OTHER

     The Company owns preferred securities in Capital Trust, Inc. ("Capital Trust") totaling $29,212,000 at December 31, 2002. Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust.

     On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue to the other venture partner, an entity controlled by the late Bernard Mendik, a former trustee and executive officer of the Company, for $60,000,000, resulting in a gain to the Company of $12,445,000. The sale was initiated by the Company's partner and was based on a competitive bidding process handled by an independent broker. The Company believes that the terms of the sale were at arm's length and were fair to the Company.

     During 2002 and 2001, the Company paid $147,000 and $136,000 for legal services to a firm in which one of the Company's trustees is a member.

     On January 1, 2001, the Company acquired the common stock of various preferred stock affiliates which was owned by Officers and Trustees of the Company and converted them to taxable REIT subsidiaries. The total acquisition price was $5,155,000. The purchase price, which was the estimated fair value, was determined by both independent appraisal and by reference to the individuals' pro rata share of the earnings of the preferred stock affiliates during the three-year period that these investments were held.

     In connection with the Park Laurel condominium project, in 2001 the joint venture accrued $5,779,000 of awards under the venture's incentive compensation plan.

                              VORNADO REALTY TRUST

13.  MINORITY INTEREST

     The minority interest represents limited partners', other than the Company, interests in the Operating Partnership and are comprised of:

                                                      Outstanding Units at                     Preferred or
                                                  ----------------------------    Per Unit        Annual         Conversion
                                                  December 31,    December 31,   Liquidation   Distribution       Rate Into
     Unit Series                                      2002            2001        Preference       Rate         Class A Units
     ------------------                           ------------    ------------   -----------   ------------     --------------
     Common:
         Class A (1).......................        20,956,446       5,823,419             --     $   2.72            N/A
     Convertible Preferred:
         5.0% B-1 Convertible Preferred....           899,566         899,566      $   50.00     $   2.50          .914
         8.0% B-2 Convertible Preferred....           449,783         449,783      $   50.00     $   4.00          .914
         6.5% C-1 Convertible Preferred....           747,912         747,912      $   50.00     $   3.25         1.1431
         6.5% E-1 Convertible Preferred....         4,998,000       4,998,000      $   50.00     $   3.25(3)      1.1364
         9.00% F-1 Preferred (4)...........           400,000         400,000      $   25.00     $   2.25             (5)
     Perpetual Preferred: (6)
         8.5% D-1 Cumulative
           Redeemable Preferred............         3,500,000       3,500,000      $   25.00     $   2.125             N/A
         8.375% D-2 Cumulative Redeemable
           Preferred.......................           549,336         549,336      $   50.00     $   4.1875            N/A
         8.25% D-3 Cumulative Redeemable
           Preferred.......................         8,000,000       8,000,000      $   25.00     $   2.0625            N/A
         8.25% D-4 Cumulative Redeemable
           Preferred.......................         5,000,000       5,000,000      $   25.00     $   2.0625            N/A
         8.25% D-5 Cumulative Redeemable
           Preferred.......................         6,480,000       7,480,000      $   25.00     $   2.0625            N/A
         8.25% D-6 Cumulative Redeemable
           Preferred.......................           840,000         840,000      $   25.00     $   2.0625            N/A
         8.25% D-7 Cumulative Redeemable
           Preferred.......................         7,200,000       7,200,000      $   25.00     $   2.0625            N/A
         8.25% D-8 Cumulative Redeemable
           Preferred.......................           360,000         360,000      $   25.00     $   2.0625            N/A
         8.25% D-9 Cumulative Redeemable
           Preferred.......................         1,800,000       1,800,000      $   25.00     $   2.0625            N/A

----------
(1) Class A units are redeemable at the option of the holder for common shares of beneficial interest in Vornado, on a one-for-one basis, or at the Company's option for cash.
(2) Class D units automatically converted into Class A units in the third quarter of 2001. Prior to the conversion, the Class D unitholders participated in distributions at an annual rate of $2.12, then pari passu with the Class A units.
(3)  Increases to $3.38 in March 2006.
(4) Issued in connection with the acquisition of a leasehold interest at 715 Lexington Avenue. Redeemable at the Company's option beginning January 2012 for Class A units.
(5) Holders have the right to require the Company to redeem the outstanding F-1 units for cash equal to the Liquidation Preference of $25.00 per share.
(6) Convertible at the option of the holder for an equivalent amount of the Company's preferred shares and redeemable at the Company's option after the 5th anniversary of the date of issuance (ranging from December 1998 to September 2001).

                              VORNADO REALTY TRUST

14.  INCOME PER SHARE

     The following table sets forth the computation of basic and diluted income per share:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                             2002               2001            2000
                                                                         --------------     -----------     ------------
(Amounts in thousands, except per share amounts)
Numerator:
    Income before gains on sale of real estate and cumulative
      effect of change in accounting principle....................       $      263,032     $   252,353     $    223,026
    Gains on sale of real estate..................................                   --          15,495           10,965
    Cumulative effect of change in accounting
      principle...................................................              (30,129)         (4,110)              --
                                                                         --------------     -----------     ------------
    Net income....................................................              232,903         263,738          233,991
    Preferred stock dividends.....................................              (23,167)        (36,505)         (38,690)
                                                                         --------------     -----------     ------------
Numerator for basic and diluted income per
  share -- net income applicable to common shares.................       $      209,736     $   227,233     $    195,301
                                                                         ==============     ===========     ============

Denominator:
    Denominator for basic income per share - weighted
      average shares..............................................              105,889          89,109           86,521
    Effect of dilutive securities:
      Employee stock options and restricted share awards..........                3,780           2,964            2,171
                                                                         --------------     -----------     ------------
    Denominator for diluted income per share --
      adjusted weighted average shares and
      assumed conversions.........................................              109,669          92,073           88,692
                                                                         ==============     ===========     ============

INCOME PER COMMON SHARE -- BASIC:
      Income before gains on sale of real estate and cumulative
        effect of change in accounting principle..................       $         2.26     $      2.42     $       2.14
      Gains on sale of real estate................................                   --             .17              .12
      Cumulative effect of change in accounting
        principle.................................................                 (.28)           (.04)              --
                                                                         --------------     -----------     ------------
      Net income per common share.................................       $         1.98     $      2.55     $       2.26
                                                                         ==============     ===========     ============

INCOME PER COMMON SHARE -- DILUTED:
      Income before gains on sale of real estate and cumulative
        effect of change in accounting principle..................       $         2.18     $      2.34     $       2.08
      Gains on sale of real estate................................                   --             .17              .12
      Cumulative effect of change in accounting
         principle................................................                 (.27)           (.04)              --
                                                                         --------------     -----------     ------------
      Net income per common share.................................       $         1.91     $      2.47     $       2.20
                                                                         ==============     ===========     ============

                              VORNADO REALTY TRUST

15.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following summary represents the results of operations for each quarter in 2002, 2001 and 2000:

                                                                                         NET INCOME          NET INCOME PER
                                                                                       APPLICABLE TO         COMMON SHARE(1)
                                                                                           COMMON        ----------------------
                                                                         REVENUE           SHARES          BASIC        DILUTED
                                                                        ----------     -------------      --------      -------
         (Amounts in thousands, except share amounts)
         2002
           March 31...............................................      $  348,905(2)     $ 45,637(2)     $    .43(2)   $  .41(2)
           June 30................................................         355,763(2)       65,184(2)          .60(2)      .58(2)
           September 30...........................................         363,571(2)       59,481(2)          .54(2)      .53(2)
           December 31............................................         366,831          39,434             .37         .36

         2001
           March 31...............................................      $  242,610        $ 46,836        $    .54      $  .52
           June 30................................................         246,075          56,920             .65         .64
           September 30...........................................         250,265          67,876             .76         .74
           December 31............................................         246,823          55,601             .59         .57

         2000
           March 31...............................................      $  195,279        $ 47,523        $    .55      $  .54
           June 30................................................         198,745          47,281             .55         .53
           September 30...........................................         215,655          58,447             .68         .65
           December 31............................................         216,293          42,050             .48         .47

         ----------
         (1) The total for the year may differ from the sum of the quarters as a result of weighting.
         (2) Restated to include the effect of SFAS 141 - Business Combinations, for the amortization of above and below market leases acquired in 2002. The effect of restatement on each of the first three quarters on net income and net income per common share was $940 or $.02 per diluted share.

16.  COSTS OF ACQUISITIONS AND DEVELOPMENT NOT CONSUMMATED

     The Company has a 70% interest in a joint venture to develop an office tower over the Port Authority Bus Terminal in New York City. Current market conditions have resulted in the joint venture writing off $9,700,000 in 2002, representing all pre-development costs capitalized to date, of which the Company's share is $6,874,000.

     In 2001, the Company was unable to reach a final agreement with the Port Authority of NY & NJ to conclude a net lease of the World Trade Center. Accordingly, the Company wrote-off costs of $5,223,000 primarily associated with the World Trade Center.

                              VORNADO REALTY TRUST

17.  SEGMENT INFORMATION

     The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics. Prior to 2001, income from the Company's preferred stock affiliates ("PSAs") was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its PSAs and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated effective January 1, 2001. Amounts for the years ended December 31, 2000 have been reclassified to give effect to the consolidation of these entities as if consolidated as of January 1, 2000. In addition, the Company has revised Adjusted EBITDA as previously reported for the year ended December 31, 2001 and 2000 to include income from the early extinguishment of debt of $1,170,000 in 2001 and expense from the early extinguishment of debt of $1,125,000 in 2000 because such items are no longer treated as extraordinary items in accordance with Generally Accepted Accounting Principles.

($ in thousands)                                                             December 31, 2002
                                        -----------------------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                     Merchandise       Controlled
                                           Total          Office         Retail          Mart          Logistics         Other(2)
                                        -----------    -----------     ----------    -----------      -----------      ----------
Rentals..............................   $ 1,248,903    $   867,938     $  127,561     $  195,899       $       --      $   57,505
Expense reimbursements...............       159,978         89,890         51,750         14,754               --           3,584
Other income.........................        26,189         21,221          1,653          2,951               --             364
                                        -----------    -----------     ----------     ----------       ----------      ----------
Total revenues.......................     1,435,070        979,049        180,964        213,604               --          61,453
                                        -----------    -----------     ----------     ----------       ----------      ----------
Operating expenses...................       541,596        343,723         65,455         86,022               --          46,396
Depreciation and amortization........       205,826        146,746         15,507         26,716               --          16,857
General and administrative...........        98,458         34,346          5,036         20,382               --          38,694
Costs of acquisitions and
   development not consummated.......         6,874             --             --             --               --           6,874
Amortization of officers deferred
   compensation expense..............        27,500             --             --             --               --          27,500
                                        -----------    -----------     ----------     ----------       ----------      ----------
Total expenses.......................       880,254        524,815         85,998        133,120               --         136,321
                                        -----------    -----------     ----------     ----------       ----------      ----------
Operating income.....................       554,816        454,234         94,966         80,484               --         (74,868)
Income applicable to Alexander's.....        29,653             --             --             --               --          29,653
Income from partially-owned
   entities..........................        44,458          1,966           (687)          (339)           9,707          33,811
Interest and other investment
   income............................        31,685          6,472            323            507               --          24,383
Interest and debt expense............      (239,525)      (141,044)       (56,643)       (22,948)              --         (18,890)
Net gain on disposition of
   wholly-owned and
   partially-owned assets other
   than real estate..................       (17,471)            --             --          2,156               --         (19,627)
Minority interest....................      (140,584)      (119,910)       (13,736)       (23,910)           2,093          14,879
                                        -----------    -----------     ----------     ----------       ----------      ----------
Income before gains on sale of
   real estate and cumulative
   effect of change in accounting
   principle.........................       263,032        201,718         24,223         35,950           11,800         (10,659)
Gains on sale of real estate                     --             --             --             --               --              --
Cumulative effect of change in
   accounting principle..............       (30,129)            --             --             --          (15,490)        (14,639)
                                        -----------    -----------     ----------     ----------       ----------      ----------
Net income...........................       232,903        201,718         24,223         35,950           (3,690)        (25,298)
Cumulative effect of change in
   accounting principle..............        30,129             --             --             --           15,490          14,639
Interest and debt expense(3).........       302,009        139,157         58,409         23,461           25,617          55,365
Depreciation and amortization(3).....       257,707        149,361         17,532         27,006           34,474          29,334
                                        -----------    -----------     ----------     ----------       ----------      ----------
EBITDA...............................       822,748        490,236        100,164         86,417           71,891          74,040
Adjustments:
Minority interest....................       140,584        119,910         13,736         23,910           (2,093)        (14,879)
Gains (losses) on sale of real
   estate(3).........................        (1,405)            --             --             --            2,026          (3,431)
Straight-lining of rents(3) .........       (29,837)       (24,352)        (1,863)        (1,772)              --          (1,850)
Amortization of below market
   leases, net.......................       (12,634)       (12,469)          (165)            --               --              --
Other                                         1,549             --            860            323               --             366
                                        -----------    -----------     ----------     ----------       ----------      ----------
Adjusted EBITDA(1)                      $   921,005    $   573,325     $  112,732     $  108,878       $   71,824      $   54,246
                                        ===========    ===========     ==========     ==========       ==========      ==========
                                          6,822,268      5,012,626

Balance sheet data:
  Real estate, net....................  $ 6,833,323    $ 5,024,205     $  575,085     $  891,701       $       --      $  342,856
  Investments and advances to
    partially-owned entities..........      997,711         29,421         56,375         42,497          448,295         421,123
  Capital expenditures:
    Acquisitions......................    2,739,746      2,664,468         89,448             --               --              --
    Other.............................      164,162        114,375          3,019         20,852            5,588          20,328

See notes on page 146

                              VORNADO REALTY TRUST

($ in thousands)                                                             December 31, 2002
                                        -----------------------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                     Merchandise       Controlled
                                           Total          Office         Retail          Mart          Logistics         Other(2)
                                        -----------    -----------     ----------    -----------      -----------      ----------
Rentals...............................  $   841,999    $   461,606     $  121,023     $  197,668       $       --      $   61,702
Expense reimbursements................      133,114         67,470         49,436         13,801               --           2,407
Other income..........................       10,660          3,775          1,154          3,324               --           2,407
                                        -----------    -----------     ----------     ----------       ----------      ----------
Total revenues........................      985,773        532,851        171,613        214,793               --          66,516
                                        -----------    -----------     ----------     ----------       ----------      ----------
Operating expenses....................      398,969        217,581         56,547         83,107               --          41,734
Depreciation and amortization.........      123,862         71,425         14,767         25,397               --          12,273
General and administrative............       72,572         12,421          3,576         18,081               --          38,494
Costs of acquisitions and
   development not consummated........        5,223             --             --             --               --           5,223
                                        -----------    -----------     ----------     ----------       ----------      ----------
Total expenses........................      600,626        301,427         74,890        126,585               --          97,724
                                        -----------    -----------     ----------     ----------       ----------      ----------
Operating income......................      385,147        231,424         96,723         88,208               --         (31,208
Income applicable to Alexander's......       25,718             --             --             --               --          25,718
Income from partially-owned entities..       80,612         32,746          1,914            149         17,447(4)         28,356
Interest and other investment income..       54,385          6,866            608          2,045               --          44,866
Interest and debt expense.............     (173,076)       (54,667        (55,358)       (33,354               --         (29,697)
Net loss disposition of
   wholly-owned and partially-owned
   assets other than real estate......       (8,070)            --             --            160               --          (8,230)
Minority interest.....................     (112,363)       (55,932)       (16,562)       (15,650)         (10,968)        (13,251)
                                        -----------    -----------     ----------     ----------       ----------      ----------
Income before gains on sale of real
   estate and cumulative effect of
   change in accounting...............      252,353        160,437         27,325         41,558            6,479          16,554
Gains on sales of real estate                15,495         12,445          3,050             --               --              --
Cumulative effect of change in
   accounting principle...............       (4,110)            --             --             --               --          (4,110)
                                        -----------    -----------     ----------     ----------       ----------      ----------
Net income............................      263,738        172,882         30,375         41,558            6,479          12,444
Cumulative effect of change in
   accounting principle...............        4,110             --             --             --               --           4,110
Interest and debt expense(3)..........      266,784         92,410         57,915         33,354           26,459          56,646
Depreciation and amortization(3)......      188,859         91,085         18,957         25,397           33,815          19,605
                                        -----------    -----------     ----------     ----------       ----------      ----------
EBITDA................................      723,491        356,377        107,247        100,309           66,753          92,805
Adjustments:
Gains on sale of real estate(3).......      (21,793)       (12,445)        (3,050)            --               --          (6,298)
Minority interest.....................      112,363         55,932         16,562         15,650           10,968          13,251
Net gain on disposition of
   wholly-owned and partially-owned
   assets other than real estate......         (160)            --             --           (160)              --              --
Straight-lining of rents(3)...........      (26,134)       (20,064)           727         (4,997)              --          (1,800)
Other.................................       (2,715)            --         (2,337)            --              716          (1,094)
                                        -----------    -----------     ----------     ----------       ----------      ----------
Adjusted EBITDA(1)....................  $   785,052    $   379,800     $  119,149     $  110,802       $   78,437      $   96,864
                                        ===========    ===========     ==========     ==========       ==========      ==========
Balance sheet data:
  Real estate, net....................  $ 4,183,986    $ 2,446,534     $  503,923     $  911,067       $       --      $  322,462
  Investments and advances to
    partially-owned entities..........    1,270,195        374,371         28,213          9,764          474,862         382,985
  Capital expenditures:
    Acquisitions......................       11,574         11,574             --             --               --              --
    Other.............................      158,343         79,117          7,597         51,036            5,700          14,893

   ----------
   See notes on page 146

($ in thousands)                                                             December 31, 2002
                                                            2000 (after giving effect to consolidation of PSAs)
                                        -----------------------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                     Merchandise       Controlled
                                           Total          Office         Retail          Mart          Logistics         Other(2)
                                        -----------    -----------     ----------    -----------      -----------      ----------
Rentals...............................  $   788,469    $   406,261     $  129,902     $  171,001       $       --      $   81,305
Expense reimbursements................      120,074         60,767         45,490         10,654               --           3,163
Other income..........................       17,608          5,499          2,395          4,661               --           5,053
                                        -----------    -----------     ----------     ----------       ----------      ----------
Total revenues........................      926,151        472,527        177,787        186,316               --          89,521
                                        -----------    -----------     ----------     ----------       ----------      ----------
Operating expenses....................      379,524        199,424         55,671         74,553               --          49,876
Depreciation and amortization.........      108,109         58,074         17,464         21,984               --          10,587
General and administrative............       63,468         10,401            667         16,330               --          36,070
                                        -----------    -----------     ----------     ----------       ----------      ----------
Total expenses........................      551,101        267,899         73,802        112,867               --          96,533
                                        -----------    -----------     ----------     ----------       ----------      ----------
Operating income......................      375,050        204,628        103,985         73,449               --          (7,012)
Income applicable to Alexander's......       17,363             --             --             --               --          17,363
Income from partially-owned
   entities...........................       79,694         29,210            667             --         28,778(4)         21,039
Interest and other investment
   income.............................       33,798          6,162             --          2,346               --          25,290
Interest and debt expense.............     (180,505)       (62,162)       (54,305)       (38,569)              --         (25,469)
Minority interest.....................     (102,374)       (46,917)       (16,550)       (12,660)         (12,483)        (13,764)
                                        -----------    -----------     ----------     ----------       ----------      ----------
Income before gains on sale of
   real estate........................      223,026        130,921         33,797         24,566           16,295          17,447
Gains on sale of real estate..........       10,965          8,405          2,560             --               --              --
                                        -----------    -----------     ----------     ----------       ----------      ----------
Net income............................      233,991        139,326         36,357         24,566           16,295          17,447
Interest and debt expense(3)..........      260,573         96,224         55,741         38,566           27,424          42,618
Depreciation and amortization(3)......      167,268         76,696         18,522         20,627           34,015          17,408
                                        -----------    -----------     ----------     ----------       ----------      ----------
EBITDA................................      661,832        312,246        110,620         83,759           77,734          77,473
Adjustments:
Minority interest.....................      102,374         46,917         16,550         12,660           12,483          13,764
Gains on sale of real estate(3).......      (10,965)        (8,405)        (2,560)            --               --              --
Straight-lining of rents(3)...........      (30,001)       (19,733)        (2,295)        (5,919)          (1,121)           (933)
Other.................................       14,510             --         (1,654)         1,358          4,064(2)       10,742(5)
                                        -----------    -----------     ----------     ----------       ----------      ----------
Adjusted EBITDA(1)....................  $   737,750    $   331,025     $  120,661     $   91,858       $   93,160      $  101,046
                                        ===========    ===========     ==========     ==========       ==========      ==========
Balance sheet data:
  Real estate, net....................  $ 3,960,605    $ 2,388,393     $  551,183     $  862,003       $       --      $  159,026
  Investments and advances to
    partially-owned entities..........    1,459,211        394,089         31,660         41,670          469,613         522,179
  Capital expenditures:
    Acquisitions......................      246,500        128,000             --         89,000               --          29,500
    Other.............................      212,907        106,689          7,251         37,362           28,582          33,023

         ----------
         See notes on following page.

                              VORNADO REALTY TRUST

NOTES:

   (1) Adjusted EBITDA represents EBITDA adjusted for gains or losses on sales of depreciable real estate, the effect of straight-lining of rent escalations, amortization of acquired above and below market leases and minority interest. Management considers Adjusted EBITDA a supplemental measure for making decisions and assessing the performance of its segments. Adjusted EBITDA should not be considered a substitute for net income or a substitute for cash flow as a measure of liquidity. Adjusted EBITDA is presented as a measure of "operating performance" which enables the reader to identify trends from period to period and may be used to compare "same store" operating performance to other companies, as well as providing a measure for determining funds available to service debt. Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies.

   (2) Adjusted EBITDA - Other is comprised of:
            (Amounts in thousands)

                                                                                                      For the Year
                                                                                                   Ended December 31,
                                                                                         -------------------------------------
                                                                                           2002          2001           2000
                                                                                         --------      --------       --------

           Hotel Pennsylvania.................................................           $  7,636      $ 16,978       $ 26,866
           Newkirk Joint Ventures:
             Equity in income of limited partnerships.........................             60,756        54,695         43,685
             Interest and other income........................................              8,795         8,700          7,300
           Alexander's........................................................             34,381        19,362         18,330
           Investment income and other........................................             31,261        44,097         34,990
           Unallocated general and administrative expenses....................            (34,743)      (33,515)       (30,125)
           Primestone foreclosure and impairment loss.........................            (35,757)           --             --
           Amortization of Officer's deferred compensation expense............            (27,500)           --             --
           Net gain on sale of marketable securities..........................             12,346            --             --
           Write-off of 20 Times Square pre-development costs (2002) and                                                    --
               World Trade Center acquisition costs (2001)....................             (6,874)       (5,223)
           Net gain on sale of air rights.....................................              1,688            --             --
           Gain on transfer of mortgages......................................              2,096            --             --
           Palisades..........................................................                161            --             --
           After-tax net gain on sale of Park Laurel condominium units........                 --        15,657             --
           Write-off of net investment in Russian Tea Room ("RTR")............                 --        (7,374)            --
           Write-off of investments in technology companies...................                 --       (16,513)            --
                                                                                         --------      --------       --------
                    Total.....................................................           $ 54,246      $ 96,864       $101,046
                                                                                         ========      ========       ========

     (3) Interest and debt expense, depreciation and amortization, straight-lining of rents and gains on sale of real estate included in the reconciliation of net income to EBITDA or Adjusted EBITDA reflects amounts which are netted in income from partially-owned entities.
     (4) Excludes rent not recognized of $19,348, $15,281 and $9,787 for the years ended December 31, 2002, 2001 and 2000.
     (5) Includes the reversal of $1,266 and $4,765 of expenses in 2001 and 2000 representing the non-cash appreciation in the value of shares held in a rabbi trust in connection with a deferred compensation arrangement for the Company's President.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to trustees of the Registrant will be contained in a definitive Proxy Statement involving the election of trustees under the caption "Election of Trustees", which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2002, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears at page 55 of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption ("Other Matters - 16(a) Beneficial Ownership") of the Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

     Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Registrant", under the captions "Executive Compensation" and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", under the caption "Principal Security Holders" and such information is incorporated herein by reference.

             EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2002, regarding the Company's equity compensation plans.

                                                                                                    Number of securities remaining
                                            Number of securities to          Weighted-average        available for future issuance
                                            be issued upon exercise          exercise price of         under equity compensation
                                            of outstanding options,        outstanding options,       plans (excluding securities
    Plan Category                             warrants and rights           warrants and rights     reflected in the second column)
    -------------                           -----------------------        --------------------     ------------------------------

    Equity compensation plans approved
      by security holders...............              18,796,366                 $   34.60                      9,963,500(1)

    Equity compensation awards not
      approved by security holders......                    None(2)                     --                             --
                                                   -------------                 ---------                  -------------

    Total                                             18,796,366                 $   34.60                      9,963,500
                                                   =============                 =========                  =============

----------
     (1) All of the shares remaining available for future issuance under plans approved by the security holders may be issued as restricted stock units or performance shares.

     (2) Does not include common shares issuable in exchange for deferred stock units pursuant to the compensation agreements described below under the heading "Material Features of Equity Compensation Arrangements Not Approved by Shareholders."

     MATERIAL FEATURES OF EQUITY COMPENSATION ARRANGEMENTS NOT APPROVED BY SHAREHOLDERS

     The Company has awarded deferred stock units under individual arrangements with two of its employees. Shareholder approval was not required for these awards under the current rules of the New York Stock Exchange because the awards were made as an inducement to these employees to enter into employment contracts with the Company.

     The Company awarded Sandeep Mathrani 23,798 deferred stock units pursuant to an agreement dated as of March 4, 2002. Under this agreement, Mr. Mathrani's deferred stock units vest over a three-year period and he is entitled to dividend equivalent payments with regard to each vested unit. On March 4, 2005, Mr. Mathrani will receive one common share for each of his deferred stock units, subject to deferral at the election of Mr. Mathrani in accordance with the terms of the agreement.

     The Company awarded Melvyn Blum 148,148 deferred stock units pursuant to an agreement dated as of December 29, 2000. Under this agreement, Mr. Blum's deferred stock units vest over a five-year period and he is entitled to dividend equivalent payments with regard to each vested unit. In addition, Mr. Blum's agreement requires the Company to provide an effective registration statement covering any common shares distributed to Mr. Blum. Pursuant to an amendment to this agreement dated as of February 13, 2003, the Company agreed to pay Mr. Blum an amount in cash equal to the market value of 88,889 common shares in respect of the deferred units that had vested under his agreement as of such date. The amendment also provides that Mr. Blum will receive one common share in respect of each remaining deferred stock unit on the vesting date of such unit, subject to deferral at the election of Mr. Blum in accordance with the terms of the agreement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", under the caption "Certain Relationships and Related Transactions" and such information is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of Vornado Realty Trust's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)   The following documents are filed as part of this report:

                  1. The consolidated financial statements are set forth in Item
                     8 of this Annual Report on Form 10-K.

     The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

                                                                                                PAGES IN THIS
                                                                                                ANNUAL REPORT
                                                                                                 ON FORM 10-K
                                                                                                -------------
          II--Valuation and Qualifying Accounts--years ended December 31, 2002,
              2001 and 2000................................................................          153
          III--Real Estate and Accumulated Depreciation as of December 31,2002.............          154

     Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

     The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

EXHIBIT NO.

     10.32 Deferred Stock Agreement, dated December 29, 2000, between Vornado Realty Trust and Melvyn Blum
     10.59 First Amended and Restated Promissory Note from Michael D. Fascitelli to Vornado Realty Trust, dated December 17, 2001
     10.60 Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002
     10.61 Amendment to Employment Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003
     10.62 Amendment No. 1 to Deferred Stock Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003
        12   Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed
               Charges and Preferred Share Dividend Requirement
        21   Subsidiaries of the Registrant
        23   Consent of Independent Auditors

     (b)Reports on Form 8-K and Form 8-K/A - During the last quarter of the period covered by this Annual Report on Form 10-K the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          VORNADO REALTY TRUST


                          By:    /s/ Joseph Macnow
                              -------------------------------------------------
                                 Joseph Macnow, Executive Vice President -
                                        Finance and Administration and
                                        Chief Financial Officer

                          Date: March 7, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               SIGNATURE                                             TITLE                               DATE

By:        /s/  Steven Roth                                   Chairman of the Board of                 March 7, 2003
   ------------------------------------------------------         Trustees (Principal Executive
                (Steven Roth)                                     Officer)


By:        /s/  Michael D. Fascitelli                         President and Trustee                    March 7, 2003
   ------------------------------------------------------
                (Michael D. Fascitelli)


By:        /s/  Robert P. Kogod                               Trustee                                  March 7, 2003
   ------------------------------------------------------
                (Robert P. Kogod)


By:        /s/  Joseph Macnow                                 Executive Vice President -               March 7, 2003
   ------------------------------------------------------         Finance and Administration and
                (Joseph Macnow)                                   Chief Financial Officer
                                                                  (Principal Financial and
                                                                  Accounting Officer)


By:        /s/  David Mandelbaum                              Trustee                                  March 7, 2003
   ------------------------------------------------------
                (David Mandelbaum)


By:        /s/  Stanley Simon                                 Trustee                                  March 7, 2003
   ------------------------------------------------------
                (Stanley Simon)


By:        /s/  Robert H. Smith                               Trustee                                  March 7, 2003
   ------------------------------------------------------
                (Robert H. Smith)


By:        /s/  Ronald G. Targan                              Trustee                                  March 7, 2003
   ------------------------------------------------------
                (Ronald G. Targan)


By:        /s/  Richard R. West                               Trustee                                  March 7, 2003
   ------------------------------------------------------
                (Richard R. West)

By:        /s/  Russell B. Wight, Jr.                         Trustee                                  March 7, 2003
   ------------------------------------------------------
                (Russell B. Wight, Jr.)

                                  CERTIFICATION

I, Steven Roth, certify that:

1.   I have reviewed this annual report on Form 10-K of Vornado Realty Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     March 7, 2003


     /s/ Steven Roth
     ---------------------------
     Steven Roth,
     Chief Executive Officer

                                  CERTIFICATION

I, Joseph Macnow, certify that:

     1.   I have reviewed this annual report on Form 10-K of Vornado Realty
          Trust;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     March 7, 2003


     /s/ Joseph Macnow
     ---------------------------
     Joseph Macnow,
     Chief Financial Officer

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                            COLUMN A         COLUMN B        COLUMN C         COLUMN E
                                                           ----------      -----------     -------------     ----------
                                                                            ADDITIONS
                                                           BALANCE AT        CHARGED       UNCOLLECTIBLE      BALANCE
                                                            BEGINNING        AGAINST         ACCOUNTS          AT END
       DESCRIPTION                                           OF YEAR        OPERATIONS      WRITTEN-OFF       OF YEAR
       -----------                                         ----------      -----------     -------------     ----------
       YEAR ENDED DECEMBER 31, 2002
           Allowance for doubtful accounts...........     $     9,922      $    11,634     $    (3,514)     $    18,042
                                                          ===========      ===========     ===========      ===========

       YEAR ENDED DECEMBER 31, 2001:
           Allowance for doubtful accounts...........     $     9,343      $     5,379     $    (5,891)     $     8,831
                                                          ===========      ===========     ===========      ===========

       YEAR ENDED DECEMBER 31, 2000:
           Allowance for doubtful accounts...........     $     7,292      $     2,957     $      (906)     $     9,343
                                                          ===========      ===========     ===========      ===========

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
(AMOUNTS IN THOUSAND)

           COLUMN A               COLUMN B                  COLUMN C               COLUMN D
 ----------------------------------------------------------------------------------------------
                                                   INITIAL COST TO COMPANY (1)       COSTS
                                                   ---------------------------    CAPITALIZED
                                                                                   SUBSEQUENT
                                                               BUILDINGS AND           TO
  DESCRIPTION                   ENCUMBRANCES         LAND      IMPROVEMENTS       ACQUISITION
  ----------------------        ------------      ----------   -------------   ----------------
   Office Buildings
     NEW YORK
      Manhattan
       One Penn Plaza           $    275,000      $       --   $     412,169   $         78,273
       Two Penn Plaza                154,669          53,615         164,903             58,066
       909 Third Avenue              105,837              --         120,723             14,917
       770 Broadway                   83,314          52,898          95,686             74,295
       Eleven Penn Plaza              50,383          40,333          85,259             22,398
       Two Park Avenue                    --          43,609          69,715              6,139
       90 Park Avenue                     --           8,000         175,890             13,938
       888 Seventh Avenue            105,000              --         117,269             32,614
       330 West 34th Street               --              --           8,599              6,063
       1740 Broadway                      --          26,971         102,890              9,044
       150 East 58th Street               --          39,303          80,216             12,603
       866 United Nations Plaza       33,000          32,196          37,534              7,032
       595 Madison (Fuller
       Building)                      70,345          62,731          62,888              7,441
       640 Fifth Avenue                   --          38,224          25,992             49,099
       40 Fulton Street                   --          15,732          26,388              3,235
       689 Fifth Avenue                   --          19,721          13,446              3,299
       20 Broad Street                    --              --          28,760              8,900
       7 West 34th Street                 --          34,595          93,703              1,018
                                ------------      ----------   -------------   ----------------
          Total New York             877,548         467,928       1,722,030            408,374
                                ------------      ----------   -------------   ----------------

     WASHINGTON, DC
       Crystal Mall (4
       buildings)               $     65,877      $   49,664   $     156,654   $            789
       Crystal Plaza (6
       buildings)                     70,356          57,213         131,206              2,612
       Crystal Square (4
       buildings)                    195,983          64,817         218,330              7,909
       Crystal Gateway (4
       buildings)                    149,839          47,594         177,373              3,079
       Crystal Park (5
       buildings)                    264,440         100,935         409,920              3,819

       Arlington Plaza                17,531           6,227          28,590                708

       1919 S. Eads Street            13,148           3,979          18,610                208
       Skyline Place (6
       buildings)                    139,212          41,986         221,869              5,281

       Seven Skyline Place                --          10,292          58,351              1,950

       One Skyline Tower              65,764          12,266          75,343                142
       Courthouse Plaza (2
       buildings)                     80,062              --         105,475                376

       1101 17th Street               27,248          20,666          20,112              2,968

       1730 M. Street                 17,013          10,095          17,541              1,617
       1140 Connecticut Avenue        20,153          19,017          13,184              3,107

       1150 17th Street               32,904          23,359          24,876              3,345

       1750 Penn Avenue               49,794          20,020          30,032                857

       Democracy Plaza I              27,640              --          33,628                751

             COLUMN A                              COLUMN E                   COLUMN F         COLUMN G      COLUMN H    COLUMN I
 -----------------------------------------------------------------------------------------------------------------------------------
                                            GROSS AMOUNT AT WHICH                                                      LIFE ON WHICH
                                          CARRIED AT CLOSE OF PERIOD                                                   DEPRECIATION
                                  ---------------------------------------   ACCUMULATED                                 IN LATEST
                                                  BUILDINGS                 DEPRECIATION                                 INCOME
                                                     AND                        AND            DATE OF         DATE     STATEMENT
 DESCRIPTION                         LAND       IMPROVEMENTS   TOTAL (2)    AMORTIZATION   CONSTRUCTION (3)  ACQUIRED  IS COMPUTED
 ------------------------         -----------   ------------   ----------   ------------   ----------------  --------  -------------
     NEW YORK
      Manhattan
       One Penn Plaza             $        --   $    490,442   $  490,442   $     58,634         1972          1998    39 Years
       Two Penn Plaza                  52,689        223,895      276,584         35,354         1968          1997    39 Years
       909 Third Avenue                    --        135,640      135,640         13,107         1969          1999    39 Years
       770 Broadway                    52,898        169,981      222,879         18,537         1907          1998    39 Years
       Eleven Penn Plaza               40,333        107,657      147,990         16,143         1923          1997    39 Years
       Two Park Avenue                 43,609         75,854      119,463         12,867         1928          1998    39 Years
       90 Park Avenue                   8,000        189,828      197,828         26,683         1964          1997    39 Years
       888 Seventh Avenue                  --        149,883      149,883         15,018         1980          1998    39 Years
       330 West 34th Street                --         14,662       14,662          1,294         1925          1998    39 Years
       1740 Broadway                   26,971        111,934      138,905         17,138         1950          1997    39 Years
       150 East 58th Street            39,303         92,819      132,122         10,952         1969          1998    39 Years
       866 United Nations Plaza        32,196         44,566       76,762          7,723         1966          1997    39 Years
       595 Madison (Fuller
       Building)                       62,731         70,329      133,060          5,400         1968          1999    39 Years
       640 Fifth Avenue                38,224         75,091      113,315          9,112         1950          1997    39 Years
       40 Fulton Street                15,732         29,623       45,355          4,019         1987          1998    39 Years
       689 Fifth Avenue                19,721         16,745       36,466          1,617         1925          1998    39 Years
       20 Broad Street                     --         37,660       37,660          3,650         1956          1998    39 Years
       7 West 34th Street              34,614         94,702      129,316          5,142         1901          2000    40 Years
                                  -----------   ------------   ----------   ------------
          Total New York              467,021      2,131,311    2,598,332        262,390
                                  -----------   ------------   ----------   ------------

     WASHINGTON, DC
       Crystal Mall (4
       buildings)                 $    49,664   $    157,443   $  207,107   $      7,182         1968          2002    10-40 Years
       Crystal Plaza (6
       buildings)                      57,213        133,818      191,031          7,488       1964-1969       2002    10-40 Years
       Crystal Square (4
       buildings)                      64,817        226,239      291,056         11,113       1974-1980       2002    10-40 Years
       Crystal Gateway (4
       buildings)                      47,594        180,452      228,046          8,846       1983-1987       2002    10-40 Years
       Crystal Park (5
       buildings)                     100,935        413,739      514,674         22,092       1984-1989       2002    10-40 Years

       Arlington Plaza                  6,227         29,298       35,525          1,307         1985          2002    10-40 Years

       1919 S. Eads Street              3,979         18,818       22,797            983         1990          2002    10-40 Years
       Skyline Place (6
       buildings)                      41,986        227,150      269,136         11,134       1973-1984       2002    10-40 Years

       Seven Skyline Place             10,292         60,301       70,593          2,522         2001          2002    10-40 Years

       One Skyline Tower               12,266         75,485       87,751          3,573         1988          2002    10-40 Years
       Courthouse Plaza (2
       buildings)                          --        105,851      105,851          5,157       1988-1989       2002    10-40 Years

       1101 17th Street                20,666         23,080       43,746          1,834         1963          2002    10-40 Years

       1730 M. Street                  10,095         19,158       29,253          1,648         1963          2002    10-40 Years
       1140 Connecticut Avenue         19,017         16,291       35,308          1,435         1966          2002    10-40 Years

       1150 17th Street                23,359         28,221       51,580          1,657         1970          2002    10-40 Years

       1750 Penn Avenue                20,020         30,889       50,909          1,236         1964          2002    10-40 Years

       Democracy Plaza I                   --         34,379       34,379          1,651         1987          2002    10-40 Years

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
(AMOUNTS IN THOUSAND)

           COLUMN A               COLUMN B                  COLUMN C               COLUMN D
 ----------------------------------------------------------------------------------------------
                                                   INITIAL COST TO COMPANY (1)       COSTS
                                                   ---------------------------    CAPITALIZED
                                                                                   SUBSEQUENT
                                                               BUILDINGS AND           TO
  DESCRIPTION                   ENCUMBRANCES         LAND      IMPROVEMENTS       ACQUISITION
  ----------------------        ------------      ----------   -------------   ----------------
       Tysons Dulles (3
       buildings)                     69,507          19,146          79,095                488
       Commerce Executive
          (3 buildings)               53,307          13,401          58,705                691
       Reston Executive (3
       buildings)                     73,844          15,424          85,722                261
       Crystal Gateway 1              58,279          15,826          53,884                 37
       Other                              --              --          51,768              1,496
                                ------------      ----------   -------------   ----------------
        Total Washington, DC
         Office Buildings          1,491,901         551,927      2,070,278              42,491
                                ------------      ----------   -------------   ----------------

      NEW JERSEY
       Paramus                            --              --           8,345             10,008
                                ------------      ----------   -------------   ----------------
        Total New Jersey                  --              --           8,345             10,008
                                ------------      ----------   -------------   ----------------
                                                                                             --
  Total Office Buildings           2,369,449       1,019,855       3,800,653            460,873
                                ------------      ----------   -------------   ----------------

  Shopping Centers
      NEW JERSEY
        Bordentown                     8,111 *           498           3,176              1,090
        Bricktown                     16,390 *           929           2,175              9,252
        Cherry Hill                   15,075 *           915           3,926              3,320
        Delran                         6,461 *           756           3,184              2,325
        Dover                          7,388 *           224           2,330              2,464
        East Brunswick                22,887 *           319           3,236              6,215
        East Hanover I                20,579 *           376           3,063              5,007
        East Hanover II (4)            6,860 *         1,756           8,706               (152)
        Hackensack                    25,144 *           536           3,293              7,322
        Jersey City                   19,249 *           652           2,962              1,868
        Kearny (4)                     3,758 *           279           4,429               (278)
        Lawnside                      10,651 *           851           2,222              1,359
        Lodi                           9,439 *           245           9,339                110
        Manalapan                     12,597 *           725           2,447              5,212
        Marlton                       12,249 *         1,514           4,671                789
        Middletown                    16,535 *           283           1,508              3,938
        Morris Plains                 12,104 *         1,254           3,140              3,230
        North Bergen (4)               3,985 *           510           3,390               (956)
        North Plainfield              10,942 *           500          13,340                694
        Totowa                        29,694 *         1,097           5,359             10,964
        Turnersville                   4,108 *           900           2,132                 65
        Union                         33,722 *         1,014           4,527              2,951
        Vineland                          --             290           1,594              1,281
        Watchung (4)                  13,606 *           451           2,347              6,865
        Woodbridge                    22,227 *           190           3,047                817
                                ------------      ----------   -------------   ----------------
         Total New Jersey            343,761          17,064          99,543             75,752
                                ------------      ----------   -------------   ----------------



             COLUMN A                              COLUMN E                   COLUMN F         COLUMN G      COLUMN H    COLUMN I
 -----------------------------------------------------------------------------------------------------------------------------------
                                            GROSS AMOUNT AT WHICH                                                      LIFE ON WHICH
                                          CARRIED AT CLOSE OF PERIOD                                                   DEPRECIATION
                                  ---------------------------------------   ACCUMULATED                                 IN LATEST
                                                  BUILDINGS                 DEPRECIATION                                 INCOME
                                                     AND                        AND            DATE OF         DATE     STATEMENT
 DESCRIPTION                         LAND       IMPROVEMENTS   TOTAL (2)    AMORTIZATION   CONSTRUCTION (3)  ACQUIRED  IS COMPUTED
 ------------------------         -----------   ------------   ----------   ------------   ----------------  --------  -------------
     Tysons Dulles (3
     buildings)                        19,146         79,583       98,729          3,522       1986-1990       2002    10-40 Years
     Commerce Executive
      (3 buildings)                    13,401         59,396       72,797          2,728       1985-1989       2002    10-40 Years
     Reston Executive (3
     buildings)                        15,422         85,983      101,407          3,526       1987-1989       2002    10-40 Years
     Crystal Gateway 1                 15,826         53,931       69,757            678            1981       2002    10-40 Years
     Other                                 --         53,264       53,264          5,775
                                  -----------   ------------   ----------   ------------
       Total Washington, DC
        Office Buildings              551,840      2,112,769    2,664,696        107,087
                                  -----------   ------------   ----------   ------------

      NEW JERSEY
         Paramus                           --         18,353       18,353          5,714         1967          1987    26-40 Years
                                  -----------   ------------   ----------   ------------
           Total New Jersey                --         18,353       18,353          5,714
                                  -----------   ------------   ----------   ------------

  Total Office Buildings            1,018,948      4,262,433    5,281,381        375,191
                                  -----------   ------------   ----------   ------------

  Shopping Centers
      NEW JERSEY
       Bordentown                         713          4,051        4,764          3,917         1958          1958    7-40 Years
       Bricktown                          929         11,427       12,356          6,123         1968          1968    22-40 Years
       Cherry Hill                        915          7,246        8,161          6,221         1964          1964    12-40 Years
       Delran                             756          5,509        6,265          3,555         1972          1972    16-40 Years
       Dover                              244          4,774        5,018          3,497         1964          1964    16-40 Years
       East Brunswick                     319          9,451        9,770          6,698         1957          1957    8-33 Years
       East Hanover I                     476          7,970        8,446          5,578         1962          1962    9-40 Years
       East Hanover II (4)              2,195          8,115       10,310            672         1979          1998    40 Years
       Hackensack                         536         10,615       11,151          6,098         1963          1963    15-40 Years
       Jersey City                        652          4,830        5,482          4,252         1965          1965    11-40 Years
       Kearny (4)                         309          4,121        4,430          1,534         1938          1959    23-29 Years
       Lawnside                           851          3,581        4,432          2,599         1969          1969    17-40 Years
       Lodi                               245          9,449        9,694            766         1999          1975    40 Years
       Manalapan                          725          7,659        8,384          4,858         1971          1971    14-40 Years
       Marlton                          1,611          5,363        6,974          4,107         1973          1973    16-40 Years
       Middletown                         283          5,446        5,729          3,386         1963          1963    19-40 Years
       Morris Plains                    1,104          6,520        7,624          5,953         1961          1985    7-19 Years
       North Bergen (4)                 2,308            636        2,944            185         1993          1959    30 Years
       North Plainfield                   500         14,034       14,534          6,238         1955          1989    21-30 Years
       Totowa                           1,099         16,321       17,420          7,427       1957/1999       1957    19-40 Years
       Turnersville                       900          2,197        3,097          1,810         1974          1974    23-40 Years
       Union                            1,329          7,163        8,492          5,872         1962          1962    6-40 Years
       Vineland                           290          2,875        3,165          2,159         1966          1966    18-40 Years
       Watchung (4)                     4,178          5,485        9,663          1,484         1994          1959    27-30 Years
       Woodbridge                         319          3,735        4,054          3,291         1959          1959    11-40 Years
                                  -----------   ------------   ----------   ------------
           Total New Jersey            23,786        168,573      192,359         98,280
                                  -----------   ------------   ----------   ------------

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
(AMOUNTS IN THOUSAND)

           COLUMN A               COLUMN B                  COLUMN C               COLUMN D
 ----------------------------------------------------------------------------------------------
                                                   INITIAL COST TO COMPANY (1)       COSTS
                                                   ---------------------------    CAPITALIZED
                                                                                   SUBSEQUENT
                                                               BUILDINGS AND           TO
  DESCRIPTION                   ENCUMBRANCES         LAND      IMPROVEMENTS       ACQUISITION
  ----------------------        ------------      ----------   -------------   ----------------
   NEW YORK
     Albany (Menands)                  6,251 *           460           1,677              2,693
     Buffalo (Amherst)                 7,044 *           402           2,019              2,276
     Freeport                         14,879 *         1,231           3,273              2,886
     New Hyde Park                     7,510 *            --              --                122
     North Syracuse                       --              --              --                 23
     Rochester (Henrietta)                --              --           2,124              1,154
     Rochester (4)                        --             443           2,870               (929)
     Valley Stream (Green
     Acres)                          157,654         140,069          99,586              6,475
     715 Lexington Avenue                 --              --          11,574                 39
     14th Street and Union
        Square, Manhattan                 --          12,566           4,044             20,512
     424 6th Avenue                       --           5,900           5,675                 --
     Riese                                --          19,135           7,294             18,718
     1135 Third Avenue                    --           7,844           7,844                  1
                                ------------      ----------   -------------   ----------------
      Total New York                   193,338       188,050         147,980             53,970
                                ------------      ----------   -------------   ----------------

   PENNSYLVANIA
     Allentown                        23,367 *            70           3,446             10,195
     Bensalem (4)                      6,457 *         1,198           3,717                674
     Bethlehem                         4,087 *           278           1,806              3,920
     Broomall                          9,827 *           734           1,675              1,341
     Glenolden                         7,370 *           850           1,295                721
     Lancaster (4)                        --             606           2,312                555
     Levittown                            --             193           1,231                125
     10th and Market
        Streets, Philadelphia          9,001 *           933           3,230              6,537
     Upper Moreland                    6,986 *           683           2,497                565
     York                              4,132 *           421           1,700              1,270
                                ------------      ----------   -------------   ----------------
      Total Pennsylvania              71,227           5,966          22,909             25,903
                                ------------      ----------   -------------   ----------------

   MARYLAND
     Baltimore (Belair Rd.)               --             785           1,333              3,401
     Baltimore (Towson)               11,451 *           581           2,756                785
      Baltimore (Dundalk)              6,205 *           667           1,710              3,264
      Glen Burnie                      5,893 *           462           1,741              1,459
      Hagerstown                       3,302 *           168           1,453              1,073
                                ------------      ----------   -------------   ----------------
      Total Maryland                  26,851           2,663           8,993              9,982
                                ------------      ----------   -------------   ----------------










             COLUMN A                              COLUMN E                   COLUMN F         COLUMN G      COLUMN H    COLUMN I
 -----------------------------------------------------------------------------------------------------------------------------------
                                            GROSS AMOUNT AT WHICH                                                      LIFE ON WHICH
                                          CARRIED AT CLOSE OF PERIOD                                                   DEPRECIATION
                                  ---------------------------------------   ACCUMULATED                                 IN LATEST
                                                  BUILDINGS                 DEPRECIATION                                 INCOME
                                                     AND                        AND            DATE OF         DATE     STATEMENT
 DESCRIPTION                         LAND       IMPROVEMENTS   TOTAL (2)    AMORTIZATION   CONSTRUCTION (3)  ACQUIRED  IS COMPUTED
 ------------------------         -----------   ------------   ----------   ------------   ----------------  --------  -------------
   NEW YORK
     Albany (Menands)                     460          4,370        4,830          2,459         1965          1965    22-40 Years
     Buffalo (Amherst)                    636          4,061        4,697          3,088         1968          1968    13-40 Years
     Freeport                           1,231          6,159        7,390          3,478         1981          1981    15-40 Years
     New Hyde Park                         --            122          122            124         1970          1976    6-10 Years
     North Syracuse                        --             23           23             23         1967          1976    11-12 Years
     Rochester (Henrietta)                 --          3,278        3,278          2,415         1971          1971    15-40 Years
     Rochester (4)                      2,068            316        2,384            213         1966          1966    10-40 Years
     Valley Stream (Green
     Acres)                           139,910        106,220      246,130         13,747         1956          1997    39-40 Years
     715 Lexington Avenue                  --         11,613       11,613            412         1923          2001    40 Years
     14th Street and Union
        Square, Manhattan              24,079         13,043       37,122          1,188         1965          1993    40 Years
     424 6th Avenue                     5,900          5,675       11,575             64                       2002    40 Years
     Riese                             25,233         19,914       45,147            359       1923-1987       1997    39 Years
     1135 Third Avenue                  7,845          7,844       15,689            981                       1997    39 Years
                                  -----------   ------------   ----------   ------------
      Total New York                    207,362      182,638      390,000         28,551
                                  -----------   ------------   ----------   ------------

   PENNSYLVANIA
     Allentown                            334         13,377       13,711          6,772         1957          1957    20-42 Years
     Bensalem (4)                       2,727          2,862        5,589          1,364       1972/1999       1972    40 Years
     Bethlehem                            278          5,726        6,004          4,479         1966          1966    9-40 Years
     Broomall                             850          2,900        3,750          2,419         1966          1966    9-40 Years
     Glenolden                            850          2,016        2,866          1,278         1975          1975    18-40 Years
     Lancaster (4)                      3,043            430        3,473            367         1966          1966    12-40 Years
     Levittown                            183          1,366        1,549          1,293         1964          1964    7-40 Years
     10th and Market
        Streets, Philadelphia             933          9,767       10,700          2,164         1977          1994    27-30 Years
     Upper Moreland                       683          3,062        3,745          2,161         1974          1974    15-40 Years
     York                                 409          2,982        3,391          2,042         1970          1970    15-40 Years
                                  -----------   ------------   ----------   ------------
      Total Pennsylvania               10,290         44,488       54,778         24,339
                                  -----------   ------------   ----------   ------------

   MARYLAND
     Baltimore (Belair Rd.)               785          4,734        5,519          3,491         1962          1962    10-33 Years
     Baltimore (Towson)                   581          3,541        4,122          2,583         1968          1968    13-40 Years
     Baltimore (Dundalk)                  667          4,974        5,641          3,593         1966          1966    12-40 Years
     Glen Burnie                          462          3,200        3,662          2,065         1958          1958    16-23 Years
     Hagerstown                           168          2,526        2,694          1,681         1966          1966    9-40 Years
                                  -----------   ------------   ----------   ------------
      Total Maryland                    2,663         18,975       21,638         13,413
                                  -----------   ------------   ----------   ------------

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
(AMOUNTS IN THOUSAND)

           COLUMN A               COLUMN B                  COLUMN C               COLUMN D
 ----------------------------------------------------------------------------------------------
                                                   INITIAL COST TO COMPANY (1)       COSTS
                                                   ---------------------------    CAPITALIZED
                                                                                   SUBSEQUENT
                                                               BUILDINGS AND           TO
  DESCRIPTION                   ENCUMBRANCES         LAND      IMPROVEMENTS       ACQUISITION
  ----------------------        ------------      ----------   -------------   ----------------
   CONNECTICUT
     Newington (4)                     6,581 *           502           1,581              1,606
     Waterbury                            --              --           2,103              1,669
                                ------------      ----------   -------------   ----------------
           Total Connecticut           6,581             502           3,684              3,275
                                ------------      ----------   -------------   ----------------

   MASSACHUSETTS
     Chicopee                             --             510           2,031                358
     Springfield (4)                   3,142 *           505           1,657                795
                                ------------      ----------   -------------   ----------------
           Total Massachusetts         3,142           1,015           3,688              1,153
                                ------------      ----------   -------------   ----------------
   PUERTO RICO (SAN JUAN)
     Caguas                           67,692          15,359          74,089               (147)
     Montehiedra                      59,638           9,182          66,701              1,033
                                ------------      ----------   -------------   ----------------
           Total Puerto Rico         127,330          24,541         140,790                886
                                ------------      ----------   -------------   ----------------
  Total Retail Properties            772,230         239,801         427,587            170,921
                                ------------      ----------   -------------   ----------------

  Merchandise Mart Properties
     ILLINOIS
       Merchandise Mart,
          Chicago                         --          64,528         319,146             36,487
       350 North Orleans,
         Chicago                          --          14,238          67,008             24,632
       33 North Dearborn,
         Chicago                      18,926           6,624          30,680              2,826

     WASHINGTON D.C.
       Washington Office Center       44,924          10,719          69,658              3,580
       Washington Design Center       48,542          12,274          40,662              8,829
       Other                              --           9,175           6,273                 37

     NORTH CAROLINA
       Market Square Complex,
         High Point                  102,100          11,969          85,478             69,285
       National Furniture Mart,
         High Point                   13,106           1,069          16,761                596

     CALIFORNIA
       Gift and Furniture Mart,
         Los Angeles                      --          10,141          43,422             14,889
                                ------------      ----------   -------------   ----------------
  Total Merchandise Mart             227,598         140,737         679,088            161,161
                                ------------      ----------   -------------   ----------------









             COLUMN A                              COLUMN E                   COLUMN F         COLUMN G      COLUMN H    COLUMN I
 -----------------------------------------------------------------------------------------------------------------------------------
                                            GROSS AMOUNT AT WHICH                                                      LIFE ON WHICH
                                          CARRIED AT CLOSE OF PERIOD                                                   DEPRECIATION
                                  ---------------------------------------   ACCUMULATED                                 IN LATEST
                                                  BUILDINGS                 DEPRECIATION                                 INCOME
                                                     AND                        AND            DATE OF         DATE     STATEMENT
 DESCRIPTION                         LAND       IMPROVEMENTS   TOTAL (2)    AMORTIZATION   CONSTRUCTION (3)  ACQUIRED  IS COMPUTED
 ------------------------         -----------   ------------   ----------   ------------   ----------------  --------  -------------
     CONNECTICUT
       Newington (4)                    2,421          1,268        3,689            258         1965          1965    9-40 Years
       Waterbury                          667          3,105        3,772          2,098         1969          1969    21-40 Years
                                  -----------   ------------   ----------   ------------
           Total Connecticut            3,088          4,373        7,461          2,356
                                  -----------   ------------   ----------   ------------

     MASSACHUSETTS
       Chicopee                           510          2,389        2,899          2,004         1969          1969    13-40 Years
       Springfield (4)                  2,586            371        2,957            125         1993          1966    28-30 Years
                                  -----------   ------------   ----------   ------------
           Total Massachusetts          3,096          2,760        5,856          2,129
                                  -----------   ------------   ----------   ------------
     PUERTO RICO (SAN JUAN)
       Caguas                          15,359         73,942       89,301          6,172         1996          2002    15-39 Years
       Montehiedra                      9,182         67,734       76,916          9,735         1996          1997    40 Years
                                  -----------   ------------   ----------   ------------
           Total Puerto Rico           24,541        141,676      166,217         15,907
                                  -----------   ------------   ----------   ------------
  Total Retail Properties             274,826        563,483      838,309        184,975
                                  -----------   ------------   ----------   ------------

  Merchandise Mart Properties
     ILLINOIS
       Merchandise Mart,
          Chicago                      64,535        355,626      420,161         43,299         1930          1998    40 Years
       350 North Orleans,
         Chicago                       14,246         91,632      105,878         14,203         1977          1998    40 Years
       33 North Dearborn,
         Chicago                        6,624         33,506       40,130          1,864                       2000    40 Years

     WASHINGTON D.C.
       Washington Office Center        10,719         73,238       83,957          8,824         1990          1998    40 Years
       Washington Design Center        12,274         49,491       61,765          6,718         1919          1998    40 Years
       Other                            9,175          6,310       15,485            749

     NORTH CAROLINA
       Market Square Complex,
         High Point                    14,010        152,722      166,732         12,839       1902-1989       1998    40 Years
       National Furniture Mart,
         High Point                     1,069         17,357       18,426          1,869         1964          1998    40 Years

     CALIFORNIA
       Gift and Furniture Mart,
         Los Angeles                   10,141         58,311       68,452          3,083                       2000    40 Years
                                  -----------   ------------   ----------   ------------
  Total Merchandise Mart              142,793        838,193      980,986         93,448
                                  -----------   ------------   ----------   ------------

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
(AMOUNTS IN THOUSAND

           COLUMN A               COLUMN B                  COLUMN C               COLUMN D
 ----------------------------------------------------------------------------------------------
                                                   INITIAL COST TO COMPANY (1)       COSTS
                                                   ---------------------------    CAPITALIZED
                                                                                   SUBSEQUENT
                                                               BUILDINGS AND           TO
  DESCRIPTION                   ENCUMBRANCES         LAND      IMPROVEMENTS       ACQUISITION
  ----------------------        ------------      ----------   -------------   ----------------
  Warehouse/Industrial
      NEW JERSEY

         East Brunswick                6,575              --           4,772              3,146
         East Hanover                 27,232             576           7,752              7,479
         Edison                        4,343             705           2,839              1,753
         Garfield                     11,273              96           8,068              5,088
                                ------------      ----------   -------------   ----------------
  Total Warehouse/Industrial          49,423           1,377          23,431             17,466
                                ------------      ----------   -------------   ----------------

  Other Properties
      NEW JERSEY
         Palisades, Fort Lee         100,000          12,017         129,786                 --
         Montclair                        --              66             470                330
                                ------------      ----------   -------------   ----------------
           Total New Jersey          100,000          12,083         130,256                330
                                ------------      ----------   -------------   ----------------

      NEW YORK
         Hotel Pennsylvania               --          29,904         121,712             21,922
                                ------------      ----------   -------------   ----------------
           Total New York                 --          29,904         121,712             21,922
                                ------------      ----------   -------------   ----------------

      FLORIDA
         Student Housing Joint
         Venture                      19,019           3,722          21,095                565
                                ------------      ----------   -------------   ----------------
           Total Florida              19,019           3,722          21,095                565
                                ------------      ----------   -------------   ----------------

  Total Other Properties             119,019          45,709         273,063             22,817
                                ------------      ----------   -------------   ----------------

  Leasehold Improvements
      Equipment and Other                                                                75,155
                                                                               ----------------

  TOTAL
      DECEMBER 31, 2002         $  3,537,719      $1,447,479   $   5,203,822    $       908,393
                                ============      ==========   =============   ================

             COLUMN A                              COLUMN E                   COLUMN F         COLUMN G      COLUMN H    COLUMN I
 -----------------------------------------------------------------------------------------------------------------------------------
                                            GROSS AMOUNT AT WHICH                                                      LIFE ON WHICH
                                          CARRIED AT CLOSE OF PERIOD                                                   DEPRECIATION
                                  ---------------------------------------   ACCUMULATED                                 IN LATEST
                                                  BUILDINGS                 DEPRECIATION                                 INCOME
                                                     AND                        AND            DATE OF         DATE     STATEMENT
 DESCRIPTION                         LAND       IMPROVEMENTS   TOTAL (2)    AMORTIZATION   CONSTRUCTION (3)  ACQUIRED  IS COMPUTED
 ------------------------         -----------   ------------   ----------   ------------   ----------------  --------  -------------
  Warehouse/Industrial
      NEW JERSEY

         East Brunswick                    --          7,918        7,918          5,040         1972          1972    18-40 Years
         East Hanover                     691         15,116       15,807         12,008       1963-1967       1963    7-40 Years
         Edison                           704          4,593        5,297          2,898         1954          1982    12-25 Years
         Garfield                          96         13,156       13,252         10,780         1942          1959    11-33 Years
                                  -----------   ------------   ----------   ------------
  Total Warehouse/Industrial            1,491         40,783       42,274         30,726
                                  -----------   ------------   ----------   ------------

  Other Properties
      NEW JERSEY
         Palisades, Fort Lee           12,017        129,786      141,803          2,704         2002          2002    40 Years
         Montclair                         66            800          866            574         1972          1972    4-15 Years
                                  -----------   ------------   ----------   ------------
           Total New Jersey            12,083        130,586      142,669          3,278
                                  -----------   ------------   ----------   ------------

      NEW YORK
         Hotel Pennsylvania            29,904        143,634      173,538         21,080         1919          1997    39 Years
                                  -----------   ------------   ----------   ------------
           Total New York              29,904        143,634      173,538         21,080
                                  -----------   ------------   ----------   ------------

      FLORIDA
         Student Housing Joint
         Venture                        3,763         21,619       25,382          1,625       1996-1997       2000    40 Years
                                  -----------   ------------   ----------   ------------
           Total Florida                3,763         21,619       25,382          1,625
                                  -----------   ------------   ----------   ------------

  Total Other Properties               45,750        295,839      341,589         25,983
                                  -----------   ------------   ----------   ------------

  Leasehold Improvements
      Equipment and Other               8,000         67,155       75,155         27,103                               3-20 Years
                                  -----------   ------------   ----------   ------------

  TOTAL
      DECEMBER 31, 2002           $ 1,491,808   $  6,067,886   $7,559,694   $    737,426
                                  ===========   ============   ==========   ============

----------
* These encumbrances are cross collateralized under a blanket mortgage in the amount of $487,246 at December 31, 2002.

Notes:
   (1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date -- see Column H.
   (2) The net basis of the company's assets and liabilities for tax purposes is approximately $2,822,000 lower than the amount reported for financial statement purposes.
   (3) Date of original construction -- many properties have had substantial renovation or additional construction -- see Column D.
   (4) Buildings on these properties were demolished. As a result, the cost of the buildings and improvements, net of accumulated depreciation, were transferred to land. In addition, the cost of the land in Kearny property is net of a $1,615 insurance recovery.

                              VORNADO REALTY TRUST
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

                                                                       YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                                2002             2001            2000
                                                            ------------     ------------    ------------
 REAL ESTATE
    Balance at beginning of period....................      $  4,690,211     $  4,354,392    $  3,921,507
    Additions during the period:
      Land............................................           595,977           25,808          57,669
      Buildings & improvements........................         2,276,371          332,766         416,917
                                                            ------------     ------------    ------------
                                                               7,562,559        4,712,966       4,396,093
    Less: Asset sold and written-off..................             2,865           22,755          41,701
                                                            ------------     ------------    ------------
    Balance at end of period..........................      $  7,559,694     $  4,690,211    $  4,354,392
                                                            ============     ============    ============

 ACCUMULATED DEPRECIATION
    Balance at beginning of period....................      $    506,225     $    393,787    $    308,542
    Additions charged to operating expenses...........           170,888          114,121          91,236
    Additions due to acquisitions.....................            63,178               --              --
                                                            ------------     ------------    ------------
                                                                 740,291          507,908         399,778

    Less: Accumulated depreciation on assets
      sold and written-off............................             2,865            1,683           5,991
                                                            ------------     ------------    ------------
    Balance at end of period..........................      $    737,426     $    506,225    $    393,787
                                                            ============     ============    ============

                                  EXHIBIT INDEX

EXHIBIT
   NO.
-------
  3.1        --  Amended and  Restated  Declaration  of Trust of Vornado,  as filed with the State  Department  of
                   Assessments  and  Taxation  of  Maryland on  April 16,  1993 -  Incorporated  by  reference  to
                   Exhibit 3(a)  of Vornado's  Registration  Statement on Form S-4 (File No.  33-60286),  filed on
                   April 15, 1993.................................................................................       *

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

  3.5        --  Articles of Amendment of Declaration of Trust of Vornado,  as filed with the State  Department of
                   Assessments  and  Taxation  of  Maryland  on April 22,  1998 -  Incorporated  by  reference  to
                   Exhibit 3.1  of  Vornado's  Current  Report  on Form  8-K,  dated  April  22,  1998  (File  No.
                   001-11954), filed on April 28, 1998............................................................       *

  3.6     .  --  Articles of Amendment of Declaration of Trust of Vornado,  as filed with the State  Department of
                   Assessments  and  Taxation of Maryland on November  24, 1999 -  Incorporated  by  reference  to
                   Exhibit 3.4 of  Vornado's  Registration  Statement on Form S-3 (File No.  333-36080),  filed on
                   May 2, 2000....................................................................................       *

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

  3.9            Articles of Amendment of  Declaration  of Trust of Vornado  dated May 31, 2002, as filed with the
                   Department  of  Assessments  and  Taxation  of  the  State  of  Maryland  on  June  13,  2002 -
                   incorporated  by  reference  to  Exhibit 3.9  to  Vornado Realty  Trust's  Quarterly  Report on
                   Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954).............................       *

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

----------
*  Incorporated by reference.

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

----------
*  Incorporated by reference.

EXHIBIT
   NO.
-------
  3.20       --  Articles  Supplementary  Classifying  Vornado's Series D-5 8.25% Cumulative  Redeemable Preferred
                   Shares -  Incorporated  by reference to Exhibit 3.1 of  Vornado's  Current  Report on Form 8-K,
                   dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999.......................       *

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

----------
*  Incorporated by reference.

EXHIBIT
   NO.
-------
  3.32       --  Fifth  Amendment  to the  Partnership  Agreement,  dated as of March 3,  1999 -  Incorporated  by reference to Exhibit 3.1 of  Vornado's  Current  Report on Form 8-K,  dated March 3, 1999 (File
                   No. 001-11954), filed on March 17, 1999........................................................       *

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

----------
*  Incorporated by reference.

EXHIBIT
   NO.
-------
  3.44       --  Sixteenth  Amendment to the  Partnership  Agreement,  dated as of July 25, 2001 - Incorporated by reference  to  Exhibit  3.3 of  Vornado  Realty  Trust's  Current  Report on Form 8-K (File No.
                   001-11954), filed on October 12, 2001..........................................................       *

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

  4.1        --  Instruments  defining  the rights of security  holders  (see  Exhibits  3.1 through  3.24 of this
                   Annual Report on Form 10-K)                                                                           *

  4.2        --  Indenture dated as of November 24,  1993 between Vornado Finance Corp. and Bankers Trust Company, as  Trustee  -  Incorporated  by  reference  to  Vornado's  Current  Report  on Form 8-K  dated
                   November 24, 1993 (File No. 001-11954), filed December 1, 1993.................................       *

  4.3        --  Specimen  certificate  representing  Vornado's  Common Shares of Beneficial  Interest,  par value
                   $0.04 per share -  Incorporated  by reference to  Exhibit 4.1  of Amendment  No. 1 to Vornado's
                   Registration Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995..............       *

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

  4.8        --  Indenture,  dated as of June 24, 2002,  between  Vornado Realty L.P. and The Bank of New York, as
                   Trustee -  Incorporated  by reference to Exhibit 4.1 to Vornado Realty L.P.'s Current Report on
                   Form 8-K dated June 19, 2002 (File No. 000-22685), filed on June 24, 2002......................       *

----------
*  Incorporated by reference.

EXHIBIT
   NO.
-------
  4.9        --  Officer's  Certificate pursuant to Sections 102 and 301 of the Indenture,  dated June 24,  2002 -
                   Incorporated  by  reference  to  Exhibit  4.2 to Vornado  Realty  Trust's  Quarterly  Report on
                   Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002....       *

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

  10.5**     --  Employment  Agreement  between  Vornado  Realty Trust and Joseph Macnow dated  January 1,  1998 -
                   Incorporated  by reference to Exhibit 10.7 of Vornado's  Quarterly  Report on Form 10-Q for the
                   quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998.................       *

  10.6**     --  Employment  Agreement  between Vornado Realty Trust and Michael D. Fascitelli,  dated December 2,
                   1996 -  Incorporated  by reference to Vornado's  Annual  Report on Form 10-K for the year ended
                   December  31, 1996 (File No. 001-11954), filed March 13, 1997..................................       *

  10.7       --  Registration  Rights Agreement between Vornado,  Inc. and Steven Roth, dated December 29,  1992 -
                   Incorporated  by  reference  to  Vornado's  Annual  Report  on  Form 10-K  for the  year  ended
                   December 31, 1992 (File No. 001-11954), filed February 16, 1993................................       *

  10.8       --  Stock  Pledge  Agreement  between  Vornado,  Inc.  and  Steven  Roth  dated  December 29,  1992 -
                   Incorporated  by  reference  to  Vornado's  Annual  Report  on  Form 10-K  for the  year  ended
                   December 31, 1992 (File No. 001-11954), filed February 16, 1993................................       *

  10.9       --  Management  Agreement  between  Interstate  Properties  and Vornado,  Inc.  dated  July 13,  1992
                   -Incorporated  by  reference  to  Vornado's  Annual  Report  on  Form 10-K  for the year  ended
                   December 31, 1992 (File No. 001-11954), filed February 16, 1993................................       *

  10.10      --  Real Estate  Retention  Agreement  between  Vornado,  Inc.,  Keen Realty  Consultants,  Inc.  and
                   Alexander's,  Inc.,  dated as of July 20,  1992 - Incorporated by reference to Vornado's Annual
                   Report  on Form  10-K  for  the  year  ended  December 31,  1992  (File No.  001-11954),  filed
                   February 16, 1993..............................................................................       *

  10.11      --  Amendment to Real Estate Retention  Agreement dated February 6,  1995 - Incorporated by reference to  Vornado's  Annual  Report on  Form 10-K  for the year  ended  December 31,  1994  (File No.
                   001-11954), filed March 23, 1995...............................................................       *

----------
*  Incorporated by reference.
** Management contract or compensatory plan.

EXHIBIT
   NO.
-------
  10.12      --  Stipulation  between  Keen Realty  Consultants  Inc.  and Vornado  Realty  Trust re:  Alexander's
                   Retention  Agreement -  Incorporated  by reference to Vornado's  Annual Report on Form 10-K for
                   the year ended December 31, 1993 (File No. 001-11954), filed March 24, 1994....................       *

  10.13      --  Stock Purchase Agreement,  dated February 6,  1995, among Vornado Realty Trust and Citibank, N.A.
                   Incorporated  by reference to  Vornado's  Current  Report on Form 8-K  dated  February 6,  1995
                   (File No. 001-11954), filed February 21, 1995..................................................       *

  10.14      --  Management and Development  Agreement,  dated as of February 6,  1995 - Incorporated by reference to Vornado's  Current Report on Form 8-K dated  February 6,  1995 (File No.  001-11954),  filed
                   February 21, 1995..............................................................................       *

  10.15      --  Standstill and Corporate  Governance  Agreement,  dated as of February 6,  1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6,  1995 (File No. 001-11954),
                   filed February 21, 1995........................................................................       *

  10.16      --  Credit Agreement,  dated as of March 15,  1995, among Alexander's Inc., as borrower,  and Vornado
                   Lending Corp.,  as lender -  Incorporated  by reference from Annual Report on Form 10-K for the
                   year ended December 31, 1994 (File No. 001 - 11954), filed March 23, 1995......................       *

  10.17      --  Subordination  and  Intercreditor  Agreement,  dated as of March 15,  1995 among Vornado  Lending
                   Corp.,  Vornado Realty Trust and First Fidelity Bank,  National  Association - Incorporated  by
                   reference  to  Vornado's  Annual  Report on  Form 10-K  for the year  ended  December 31,  1994
                   (File No. 001-11954), filed March 23, 1995.....................................................       *

  10.18      --  Form  of  Intercompany  Agreement  between  Vornado  Realty  L.P.  and  Vornado  Operating,  Inc.
                   -Incorporated  by reference to  Exhibit 10.1 of Amendment  No. 1 to Vornado  Operating,  Inc.'s
                   Registration Statement on Form S-11 (File No. 333-40701), filed on January 23, 1998............       *

  10.19      --  Form of Revolving  Credit  Agreement  between  Vornado Realty L.P. and Vornado  Operating,  Inc., together with related form of Note -  Incorporated  by reference to  Exhibit 10.2  of Amendment
                   No. 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No. 333-40701)....       *

  10.20      --  Registration Rights Agreement,  dated as of April 15,  1997, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated  by reference to  Exhibit 10.2  of
                   Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997.............       *

  10.21      --  Noncompetition  Agreement,  dated as of April 15,  1997, by and among Vornado  Realty Trust,  the
                   Mendik  Company,  L.P., and Bernard H. Mendik - Incorporated  by reference to  Exhibit 10.3  of
                   Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997.............       *

  10.22      --  Employment Agreement,  dated as of April 15,  1997, by and among Vornado Realty Trust, The Mendik
                   Company,  L.P. and David R. Greenbaum - Incorporated  by reference to Exhibit 10.4 of Vornado's
                   Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997.......................       *

  10.23      --  Agreement,  dated  September 28,  1997,  between  Atlanta Parent  Incorporated,  Portland  Parent
                   Incorporated  and  Crescent  Real  Estate  Equities,  Limited  Partnership  -  Incorporated  by
                   reference to Exhibit 99.6 of Vornado's Current Report on Form 8-K (File No.  001-11954),  filed
                   on October 8, 1997.............................................................................       *

----------
*  Incorporated by reference.

EXHIBIT
   NO.
-------
  10.24      --  Contribution  Agreement  between Vornado Realty Trust,  Vornado Realty L.P. and The  Contributors
                   Signatory - thereto - Merchandise Mart Properties,  Inc. (DE) and Merchandise Mart Enterprises,
                   Inc. - Incorporated  by reference to  Exhibit 10.34  of Vornado's  Annual Report on Form 10-K/A
                   for the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998..............       *

  10.25      --  Sale Agreement  executed  November 18,  1997, and effective  December 19,  1997,  between MidCity
                   Associates,  a New York  partnership,  as Seller,  and One Penn  Plaza LLC, a New York  Limited
                   liability  company,  as purchaser -  Incorporated  by reference to  Exhibit 10.35  of Vornado's
                   Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No.  001-11954),  filed
                   on April 8, 1998...............................................................................       *

  10.26      --  Credit  Agreement dated as of June 22, 1998 among One Penn Plaza,  LLC, as Borrower,  The Lenders
                   Party hereto, The Chase Manhattan Bank, as Administrative  Agent - Incorporated by reference to
                   Exhibit 10 of  Vornado's  Quarterly  Report on Form 10-Q for the quarter  ended  June 30,  1998
                   (File No. 001-11954), filed August 13, 1998....................................................       *

  10.27      --  Registration  Rights Agreement,  dated as of April 1, 1998,  between Vornado and the Unit Holders named herein -  Incorporated  by  reference  to Exhibit  10.2 of  Amendment  No. 1 to Vornado's
                   Registration Statement on Form S-3 (File No. 333-50095), filed on May 6, 1998..................       *

  10.28      --  Registration  Rights Agreement,  dated as of August 5, 1998, between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.1 of Vornado's  Registration  Statement
                   on Form S-3 (File No. 333-89667), filed on October 25, 1999....................................       *

  10.29      --  Registration  Rights Agreement,  dated as of July 23, 1998,  between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of Vornado's  Registration  Statement
                   on Form S-3 (File No. 333-89667), filed on October 25, 1999....................................       *

  10.30      --  Consolidated  and  Restated  Mortgage,  Security  Agreement,  Assignment  of Leases and Rents and
                   Fixture Filing,  dated as of March 1, 2000,  between Entities named therein (as Mortgagors) and
                   Vornado (as Mortgagee) - Incorporated by reference to  Exhibit 10.47 of Vornado's Annual Report on Form 10-K for the period ended  December 31,  1999 (File  No. 001-11954),  filed on March 9,
                   2000...........................................................................................       *

  10.31**    --  Employment  Agreement,  dated January 22, 2000,  between  Vornado  Realty Trust and Melvyn Blum -
                   Incorporated  by reference to  Exhibit 10.49  of Vornado's  Annual  Report on Form 10-K for the
                   period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000....................       *

  10.32**    --  Deferred Stock Agreement, dated December 29, 2000, between Vornado Realty Trust and Melvyn Blum

  10.33      --  First  Amended  and  Restated  Promissory  Note  of  Steven  Roth,  dated  November 16,   1999  -
                   Incorporated  by reference to  Exhibit 10.50  of Vornado's  Annual  Report on Form 10-K for the
                   period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000....................       *

  10.34      --  Letter  agreement,  dated  November  16,  1999,  between  Steven Roth and Vornado  Realty Trust -
                   Incorporated  by reference to  Exhibit 10.51  of Vornado's  Annual  Report on Form 10-K for the
                   period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000....................       *

----------
*  Incorporated by reference.
** Management contract or compensatory plan.

EXHIBIT
   NO.
-------
  10.35      --  Revolving  Credit  Agreement  dated as of March 21, 2000 among Vornado  Realty L.P., as borrower,
                   Vornado Realty Trust,  as general  partner,  and UBS AG, as Bank - Incorporated by reference to
                   Vornado's  Quarterly  Report on Form  10-Q for the  quarter  ended  March  31,  2000  (File No.
                   001-11954) filed on May 5, 2000................................................................       *

  10.36      --  Agreement and Plan of Merger,  dated as of October 18, 2001,  by and among Vornado  Realty Trust,
                   Vornado Merger Sub L.P.,  Charles E. Smith Commercial Realty L.P.,  Charles E. Smith Commercial
                   Realty L.L.C., Robert H. Smith,  individually,  Robert P. Kogod,  individually,  and Charles E.
                   Smith  Management,  Inc. -  Incorporated  by reference to Exhibit 2.1 of Vornado Realty Trust's
                   Current Report on Form 8-K (File No. 001-11954), filed on January 16, 2002.....................       *

  10.37      --  Registration  Rights  Agreement,  dated  January 1, 2002,  between  Vornado  Realty Trust and the holders of the Units listed on Schedule A  thereto - Incorporated  by reference to Exhibit 10.1
                   of Vornado's Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002............       *

  10.38      --  Registration  Rights  Agreement,  dated  January 1, 2002,  between  Vornado  Realty Trust and the holders of the Units listed on Schedule A  thereto - Incorporated  by reference to Exhibit 10.2
                   of Vornado's Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002............       *

  10.39      --  Tax Reporting and Protection  Agreement,  dated December 31, 2001, by and among Vornado,  Vornado
                   Realty L.P.,  Charles E. Smith Commercial  Realty L.P. and Charles E. Smith  Commercial  Realty
                      L.L.C.  -  Incorporated  by reference to Exhibit 10.3 of Vornado's  Current  Report on Form 8-K
                      (File No. 1-11954), filed on March 18, 2002....................................................    *

  10.40**    --  Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli,  dated March 8, 2002
                   - Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust's  Quarterly Report on Form
                   10-Q for the quarter ended March 31, 2002 (File No. 001-11954), filed on May 1, 2002...........       *

  10.41**    --  First  Amendment,  dated October 31, 2002, to the  Employment  Agreement  between  Vornado Realty
                   Trust and Michael D.  Fascitelli,  dated March 8, 2002 -  Incorporated  by reference to Exhibit
                   99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002....................       *

  10.42**    --  First Amendment,  dated June 7, 2002, to the Convertible Units Agreement  between  Vornado Realty
                   Trust and Michael D. Fascitelli,  dated December 2, 1996 - Incorporated by reference to Exhibit
                   99.3 to Schedule 13D filed by Michael D. Fascitelli on November 8, 2002........................       *

  10.43**    --  Second  Amendment,  dated October 31, 2002, to the Convertible  Units  Agreement  between Vornado
                   Realty Trust and Michael D.  Fascitelli,  dated December 2, 1996 - Incorporated by reference to
                   Exhibit 99.4 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002............       *

  10.44**    --  2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli,  dated March 8, 2002
                   - Incorporated  by reference to Exhibit 99.7 to the Schedule 13D filed by Michael D. Fascitelli
                   on November 8, 2002............................................................................       *

  10.45**    --  First  Amendment,  dated October 31, 2002, to the 2002 Units  Agreement  between  Vornado  Realty
                   Trust  and  Michael  D.  Fascitelli,  dated  March  8,  2002 -  Incorporated  by  reference  to
                   Exhibit 99.8 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002............       *

----------
*  Incorporated by reference.
** Management contract or compensatory plan.

EXHIBIT
   NO.
-------
  10.46**    --  First  Amendment,  dated October 31, 2002, to the Registration  Agreement  between Vornado Realty
                   Trust and Michael D. Fascitelli,  dated December 2, 1996 - Incorporated by reference to Exhibit
                   99.9 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002....................       *

  10.47**    --  Trust Agreement  between Vornado Realty Trust and Chase Manhattan Bank,  dated December 2, 1996 -
                   Incorporated  by reference to Exhibit 99.10 to the Schedule 13D filed by Michael D.  Fascitelli
                   on November 8, 2002............................................................................       *

  10.48**    --  First  Amendment,  dated September 17, 2002, to the Trust Agreement  between Vornado Realty Trust and Chase Manhattan  Bank,  dated December 2, 1996 - Incorporated by reference to Exhibit 99.11
                   to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002.........................       *

  10.49      --  Amended and Restated Credit Agreement,  dated July 3, 2002, between  Alexander's Inc. and Vornado
                   Lending L.L.C.  (evidencing a $50,000,000  line of credit facility) - Incorporated by reference to Exhibit  10(i)(B)(3) of Alexander's  Inc.'s  quarterly  report for the period ended June 30,
                   2002 (File No. 001-06064), filed on August 7, 2002.............................................       *

  10.50      --  Credit Agreement,  dated July 3, 2002, between Alexander's and Vornado Lending L.L.C. (evidencing a $35,000,000  loan) - Incorporated by reference to Exhibit  10(i)(B)(4) of Alexander's  Inc.'s quarterly  report for the period ended June 30, 2002 (File No.  001-06064),  filed on August 7,
                   2002...........................................................................................       *

  10.51      --  Guaranty  of  Completion,  dated as of July 3, 2002,  executed  by Vornado  Realty  L.P.  for the benefit of Bayerische  Hypo- and  Vereinsbank  AG, New York Branch,  as Agent for the Lenders -
                   Incorporated by reference to Exhibit  10(i)(C)(5) of Alexander's  Inc.'s  quarterly  report for
                   the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002...................       *

  10.52      --  Reimbursement  Agreement,  dated  as of July 3,  2002,  by and  between  Alexander's,  Inc.,  731
                   Commercial  LLC, 731  Residential  LLC and Vornado Realty L.P. -  Incorporated  by reference to
                   Exhibit  10(i)(C)(8) of Alexander's  Inc.'s quarterly report for the period ended June 30, 2002
                   (File No. 001-06064), filed on August 7, 2002..................................................       *

  10.53      --  Amendment  to  Real  Estate  Retention  Agreement,  dated  as of  July 3,  2002,  by and  between
                   Alexander's,  Inc. and Vornado Realty L.P. - Incorporated  by reference to Exhibit  10(i)(E)(3)
                   of  Alexander's  Inc.'s  quarterly  report  for the  period  ended  June  30,  2002  (File  No.
                   001-06064), filed on August 7, 2002............................................................       *

  10.54      --  59th Street Real Estate  Retention  Agreement,  dated as of July 3, 2002, by and between  Vornado
                   Realty L.P., 731  Residential LLC and 731 Commercial LLC - Incorporated by reference to Exhibit
                   10(i)(E)(4) of  Alexander's  Inc.'s  quarterly  report for the period ended June 30, 2002 (File
                   No. 001-06064), filed on August 7, 2002........................................................       *

  10.55      --  Amended and Restated  Management  and  Development  Agreement,  dated as of July 3, 2002,  by and between  Alexander's,  Inc.,  the  subsidiaries  party thereto and Vornado  Management  Corp. -
                   Incorporated by reference to Exhibit  10(i)(F)(1) of Alexander's  Inc.'s  quarterly  report for
                   the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002...................       *

----------
*  Incorporated by reference.
** Management contract or compensatory plan.

EXHIBIT
   NO.
-------
  10.56      --  59th Street  Management and Development  Agreement,  dated as of July 3, 2002, by and between 731
                   Commercial LLC and Vornado Management Corp. - Incorporated by reference to  Exhibit 10(i)(F)(2)
                   of   Alexander's   Inc.'s   quarterly   report   for   the   period   ended   June   30,   2002
                   (File No. 001-06064), filed on August 7, 2002..................................................       *

  10.57      --  Amendment  dated May 29,  2002, to the Stock Pledge  Agreement  between  Vornado Realty Trust and
                   Steven Roth dated  December 29,  1992 -  Incorporated  by reference to Exhibit 5 of  Interstate
                   Properties' Schedule 13D dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002........       *

  10.58      --  Vornado  Realty  Trust's 2002 Omnibus Share Plan -  Incorporated  by reference to  Exhibit 4.2 to
                   Vornado Registration Statement on Form S-3 (File No. 333-102216) filed December 26, 2002.......       *

  10.59**    --  First Amended and Restated  Promissory Note from Michael D  Fascitelli to  Vornado Realty  Trust, dated December 17, 2001

  10.60**    --  Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002

  10.61**    --  Amendment to Employment  Agreement by and between Vornado Realty Trust and Melvyn H. Blum,  dated
                   February 13, 2003

  10.62**    --  Amendment  No. 1 to Deferred  Stock  Agreement by and between  Vornado Realty Trust and Melvyn H.
                   Blum, dated February 13, 2003

  12         --  Consolidated  Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred  Share
                   Dividend Requirements

  21         --  Subsidiaries of the Registrant

  23         --  Consent of independent auditors

----------
*  Incorporated by reference.
** Management contract or compensatory plan.