Form 10-Q
period 2003-03-31
VORNADO REALTY TRUST
filed 2003-05-08
CIK 899689

EXHIBIT INDEX ON PAGE 40

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:   001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 894-7000

(Registrant’s telephone number, including area code)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

☒ Yes    ☐ No

As of May 1, 2003, 111,592,675 of the registrant’s common shares of beneficial interest are outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Amounts in thousands, except share amounts)	March 31, 2003	December 31, 2002
ASSETS
Real estate, at cost:
Land	$1,491,679	$1,491,808
Buildings and improvements	5,959,798	5,948,255
Development costs and construction in progress	60,588	51,965
Leasehold improvements and equipment	68,449	67,666
Total	7,580,514	7,559,694
Less accumulated depreciation and amortization	(779,620)	(737,426)
Real estate, net	6,800,894	6,822,268
Cash and cash equivalents, including U.S. government obligations under repurchase agreements of $14,570 and $33,393	176,891	208,200
Escrow deposits and restricted cash	260,563	263,125
Marketable securities	42,689	42,525
Investments and advances to partially-owned entities, including Alexander’s of $195,873 and $193,879	1,036,559	997,711
Due from Officers	20,724	20,643
Accounts receivable, net of allowance for doubtful accounts of $15,629 and $13,887	78,604	65,754
Notes and mortgage loans receivable	63,189	86,581
Receivable arising from the straight-lining of rents, net of allowance of $4,071 and $4,071	251,798	240,449
Other assets	310,858	270,923
TOTAL ASSETS	$9,042,769	$9,018,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$3,525,278	$3,537,720
Senior Unsecured Notes due 2007, at fair value (accreted face amount of $499,391 and $499,355)	534,607	533,600
Accounts payable and accrued expenses	226,339	202,756
Officers’ compensation payable	17,787	16,997
Deferred credit	57,887	59,362
Other liabilities	2,899	3,030
Total liabilities	4,364,797	4,353,465
Minority interest of unitholders in the Operating Partnership	1,951,227	2,037,358
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized 70,000,000 shares;
Series A: liquidation preference $50.00 per share; issued and outstanding 1,446,623 and 1,450,623 shares	72,335	72,535
Series B: liquidation preference $25.00 per share; issued and outstanding 3,400,000 shares	81,805	81,805
Series C: liquidation preference $25.00 per share; issued and outstanding 4,600,000 shares	111,148	111,148
Common shares of beneficial interest: $.04 par value per share; authorized, 200,000,000 shares; issued and outstanding, 111,499,231 and 108,629,736 shares	4,461	4,320
Additional capital	2,573,478	2,481,414
Distributions in excess of net income	(157,537)	(169,629)
	2,685,690	2,581,593
Deferred compensation shares earned but not yet delivered	67,347	66,660
Deferred compensation shares issued but not yet earned	(8,115)	(2,629)
Accumulated other comprehensive loss	(13,473)	(13,564)
Due from officers for purchase of common shares of beneficial interest	(4,704)	(4,704)
Total shareholders’ equity	2,726,745	2,627,356
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,042,769	$9,018,179

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands except per share amounts)

	For The Three Months Ended March 31,
	2003	2002
Revenues:
Rentals	$320,256	$304,877
Expense reimbursements	44,567	37,804
Fee income (including fees from related parties of $176 and $203)	12,182	6,760
Total revenues	377,005	349,441

Expenses:
Operating	151,965	127,446
Depreciation and amortization	52,583	48,149
General and administrative	27,474	23,467
Amortization of officer’s deferred compensation expense	—	6,875
Total expenses	232,022	205,937

Operating income	144,983	143,504
Income applicable to Alexander’s	7,254	5,568
Income from partially-owned entities	23,234	13,786
Interest and other investment income	9,796	9,643
Interest and debt expense	(57,753)	(58,018)
Net gain on disposition of wholly-owned and partially-owned assets	188	1,531
Minority interest:
Perpetual preferred unit distributions	(17,738)	(18,460)
Minority limited partnership earnings	(20,095)	(14,909)
Partially-owned entities	(771)	(989)
Income before gain on sale of real estate and cumulative effect of change in accounting principle	89,098	81,656
Gain on sale of real estate	2,644	—
Cumulative effect of change in accounting principle	—	(30,129)
Net income	91,742	51,527

Preferred share dividends	(5,425)	(6,131)
NET INCOME applicable to common shares	$86,317	$45,396

NET INCOME PER COMMON SHARE – BASIC:
Income before gain on sale of real estate and cumulative effect of change in accounting principle	$.77	$.73
Gain on sale of real estate	.02	—
Cumulative effect of change in accounting principle	—	(.29)
Net income per common share	$.79	$.44

NET INCOME PER COMMON SHARE – DILUTED:
Income before gain on sale of real estate and cumulative effect of change in accounting principle	$.75	$.70
Gain on sale of real estate	.02	—
Cumulative effect of change in accounting principle	—	(.28)
Net income per common share	$.77	$.42

DIVIDENDS PER COMMON SHARE	$.68	$.66

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	For The Three Months Ended March 31,
	2003	2002
Cash Flows From Operating Activities:
Net income	$91,742	$51,527
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	30,129
Gain on sale of real estate	(2,644)	—
Minority interest	38,604	34,358
Net gain on disposition of wholly-owned and partially-owned assets	(188)	(1,531)
Depreciation and amortization	52,583	48,149
Amortization of Officer’s deferred compensation expense	—	6,875
Straight-lining of rental income	(11,349)	(10,068)
Amortization of acquired below market leases, net	(1,445)	(3,117)
Equity in income of Alexander’s	(7,254)	(5,568)
Equity in income of partially-owned entities	(23,234)	(13,786)
Changes in operating assets and liabilities	(16,560)	(42,106)
Net cash provided by operating activities	120,255	94,862

Cash Flows From Investing Activities:
Development costs and construction in progress	(12,942)	(22,622)
Additions to real estate	(18,269)	(16,672)
Investments in partially-owned entities	(15,592)	(5,352)
Distributions from partially-owned entities	8,284	44,219
Repayment of notes and mortgage loans receivable	23,392	2,500
Cash restricted for tenant improvements	2,562	(8,432)
Proceeds from sale of real estate	4,752	—
Acquisition of Building Maintenance Service Company	(13,000)	—
Acquisitions of real estate	(408)	—
Investment in notes and mortgage loans receivable	—	(55,236)
Net cash used in investing activities	(21,221)	(61,595)

Cash Flows From Financing Activities:
Dividends paid on common shares	(74,225)	(99,084)
Repayments of borrowings	(59,442)	(45,090)
Distributions to minority partners	(39,041)	(42,945)
Dividends paid on preferred shares	(5,425)	(6,131)
Exercise of stock options	790	8,941
Proceeds from borrowings	47,000	—
Proceeds from issuance of common shares	—	56,658
Net cash used in financing activities	(130,343)	(127,651)

Net decrease in cash and cash equivalents	(31,309)	(94,384)
Cash and cash equivalents at beginning of period	208,200	265,584

Cash and cash equivalents at end of period	$176,891	$171,200

Supplemental Disclosure Of Cash Flow Information:
Cash payments for interest (including capitalized interest of $1,549 and $2,505)	$49,763	$56,005

Non-Cash Transactions:
Class A units issued in acquisitions	$—	$607,155
Financing assumed in acquisitions	—	991,980
Unrealized gain on securities available for sale	311	2,925
Capitalized development payroll	502	782

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      Organization

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”). Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 81% of the common limited partnership interest in, the Operating Partnership at March 31, 2003.  All references to the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.                                      Basis of Presentation

The consolidated balance sheet as of March 31, 2003, the consolidated statements of income for the three months ended March 31, 2003 and 2002 and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vornado’s annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of Vornado Realty Trust and its majority-owned subsidiary, Vornado Realty L.P., as well as entities in which the Company has a 50% or greater interest, provided that the Company exercises control (where the Company does not exercise control, such entities are accounted for under the equity method).  All significant intercompany amounts have been eliminated.  Equity interests in partially-owned corporate entities are accounted for under the equity method of accounting when the Company’s ownership interest is more than 20% but less than 50%.  When partially-owned investments are in partnership form, the 20% threshold may be reduced.  For all other investments, the Company uses the cost method.  Equity investments are recorded initially at cost and subsequently adjusted for the Company’s share of the net income or loss and cash contributions and distributions to or from these entities.

Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.                                      Acquisitions, Dispositions and Financings

Acquisitions

Building Maintenance Service Company (“BMS”)

On January 1, 2003, the Company acquired for $13,000,000 in cash BMS, which provides cleaning, security and engineering services to office properties, including the Company’s Manhattan office properties.  This company was previously owned by the estate of Bernard Mendik and certain other individuals including Mr. David R. Greenbaum, one of the Company’s executive officers.  This acquisition was recorded as a business combination under the purchase method of accounting.  Accordingly, the operations of BMS are consolidated into the accounts of the Company beginning January 1, 2003.

 For the three months ended March 31, 2003, BMS revenues of $7,698,000 are included in fee income and BMS expenses of $6,068,000 are included in operating expenses in the Company’s consolidated statements of income.

Kaempfer Company (“Kaempfer”)

On April 7, 2003, the Company acquired Kaempfer, which owns partial interests in six Class “A” office properties in Washington D.C., manages and leases these properties and four others for which it receives customary fees and has options to acquire certain other real estate interests, including the planned redevelopment of 401 M Street, a mixed-use project in Southwest Washington D.C.  Kaempfer’s equity interest in the properties approximates 5.0%.  The aggregate purchase price for the equity interests and the management and leasing business was $33,400,000 (consisting of $29,800,000 in cash and $3,600,000 of Vornado’s Operating Partnership Units) and may be increased by up to $9,000,000 based on the performance of the management company.

The six Class ”A” office buildings contain 1.8 million square feet and are as follows: the Warner Building located at 1299 Pennsylvania Avenue containing 600,000 square feet, the Investment Building located at 1501 K Street containing 380,000 square feet, the Commonwealth Tower located at 1300 Wilson Boulevard in Rosslyn containing 343,000 square feet, the Bowen Building located at 875 15th Street containing 220,000 square feet, 1925 K Street containing 150,000 square feet, and the Executive Tower located at 1399 New York Avenue, containing 123,000 square feet.  Kaempfer, which was founded in 1977 and has 65 employees, was combined with the Company’s Charles E. Smith Commercial Realty division (“CESCR”).  Mitchell N. Schear, the President of Kaempfer, has become President of CESCR.

20 Broad Street

On May 2, 2003, the Company acquired the remaining 40% of a 78-year leasehold interest in 20 Broad Street it did not already own.  The purchase price was approximately $30,000,000 in cash.  20 Broad Street contains 466,000 square feet of office space, of which 348,000 square feet is leased to the New York Stock Exchange.

Dispositions

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,753,000, which resulted in a net gain of $2,644,000.

In the first quarter of 2003 and 2002, the Company recognized gains of $188,000 and $1,531,000 from the sale of residential condominiums in Chicago, Illinois, which is included in the income statement caption “net gain on disposition of wholly-owned and partially-owned assets.”

Financings

On February 25, 2002, the Company sold 1,398,743 common shares based on the closing price of $42.96 on the NYSE.  The net proceeds to the Company were approximately $57,042,000.

4.                                      Investments and Advances to Partially-Owned Entities

The Company’s investments and advances to partially-owned entities and income recognized from such investments are as follows:

Investments and Advances:

(Amounts in thousands)	March 31, 2003	December 31, 2002

Temperature Controlled Logistics	$466,676	$448,295
Alexander’s	195,873	193,879
Newkirk Master Limited Partnership (“MLP”)	198,858	182,465
Monmouth Mall Joint Venture	31,853	31,416
Partially-Owned Office Buildings	28,854	29,421
Starwood Ceruzzi Joint Ventures	24,024	24,959
Prime Group Realty L.P.	23,162	23,408
Park Laurel	3,593	3,481
Other	63,666	60,387
	$1,036,559	$997,711

Income:

For The Three Months Ended March 31,

(Amounts in thousands)

2003

2002

Income applicable to Alexander’s:

33.1% share of equity in income	$1,440		$1,019
Interest income(1)	2,527		2,531
Development and guarantee fees(1)	2,193		816
Management and leasing fees(1)	1,094		1,202
	$7,254		$5,568
Temperature Controlled Logistics:
60% share of equity in net income	$4,361		$3,807
Management fee (40% of 1% per annum of Total Combined Assets, as defined)	1,491		1,498
	5,852		5,305

Newkirk MLP:
Equity in income of limited partnership	15,181	(2)	5,429
Interest and other income	1,819		2,271
	17,000		7,700
Partially-Owned Office Buildings	618		550
Other	(236)		231
	$23,234		$13,786

(1)          Alexander’s capitalizes the fees and interest charged by the Company.  Because the Company owns 33.1% of Alexander’s, the Company recognizes 66.9% of such amounts as income and the remainder is reflected as a reduction of the Company’s carrying amount of the investment in Alexander’s.

(2)          Includes a net gain of $6,400 from the sale of three properties and a gain of $1,600 from the early extinguishment of debt in the first quarter of 2003.

Below is a summary of the debt of partially owned entities as of March 31, 2003 and December 31, 2002, none of which is guaranteed by the Company.

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	March 31, 2003	December 31, 2002
Alexander’s (33.1% interest):
Due to Vornado on January 3, 2006 with interest at 12.48% (prepayable without penalty)	$119,000	$119,000
Lexington Avenue construction loan payable, due on January 3, 2006, plus two one-year extensions, with interest at LIBOR plus 2.50% (3.86% at March 31, 2003)	80,018	55,500
Rego Park mortgage payable, due in June 2009, with interest at 7.25%	82,000	82,000
Kings Plaza Regional Shopping Center mortgage payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	218,591	219,308
Paramus mortgage payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000

Temperature Controlled Logistics (60% interest):
Mortgage notes payable collateralized by 58 temperature controlled warehouses, due in May 2008, requires amortization based on a 25 year term with interest at 6.94% (prepayable with yield maintenance)	534,054	537,716
Other notes and mortgages payable	37,454	37,789

Newkirk MLP (22.5% interest):
Portion of first mortgages and contract rights, collateralized by the partnership's real estate, due from 2003 to 2024, with a weighted average interest rate of 10.41% at March 31, 2003 (various prepayment terms)	1,262,592	1,432,438
Prime Group Realty L.P. (14.9% interest)(1):
25 mortgages payable	904,439	868,374
Partially Owned Office Buildings:
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
Fairfax Square (20% interest) mortgage note payable due in August 2009, with interest at 7.50%	68,765	68,900
825 Seventh Avenue (50% interest) mortgage payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	23,253	23,295
Orleans Hubbard (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,922	9,961
Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	15,798	15,860
Monmouth Mall (50% interest):
Mortgage note payable, due in November 2005, with interest at LIBOR + 2.05% (3.43% at March 31, 2003)	135,000	135,000

(1)          Balance as of December 31, 2002, as Prime Group’s quarterly report on Form 10-Q for the quarter ended March 31, 2003, has not been filed prior to the filing of this quarterly report on Form 10-Q.

Based on the Company’s ownership interest in the partially-owned entities above, the Company’s share of the debt of these partially-owned entities was $1,032,403,000 and $1,048,108,000 as of March 31, 2003 and December 31, 2002.

Temperature Controlled Logistics

Based on the joint venture’s policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $3,376,000 and $1,808,000 of rent it was due for the three months ended March 31, 2003 and 2002, which together with previously deferred rent is $27,726,000.

On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2004 from December 31, 2003.

On March 28, 2003, a joint venture in which the Company has a 44% interest acquired $6,640,000 of trade receivables from AmeriCold Logistics for $6,500,000 in cash (a 2% discount).

Alexander’s

Alexander’s is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.  As of March 31, 2003, the Company has a receivable from Alexander’s of $13,097,000 under the management and development agreement.

At March 31, 2003, the Company had loans receivable from Alexander’s of $119,000,000, including $24,000,000 drawn under the $50,000,000 line of credit the Company granted to Alexander’s on August 1, 2000.  The maturity date of the loan and the line of credit is the earlier of January 3, 2006 or the date the Alexander’s Lexington Avenue construction loan is repaid.  The interest rate on the loan and line of credit, which resets quarterly using the same spread to treasuries as presently exists with a 3% floor for treasuries, is 12.48% at March 31, 2003.  The Company believes that although Alexander’s has disclosed that it does not have positive cash flow sufficient to repay this loan to the Company currently, Alexander’s will be able to repay the loan upon the successful development and permanent financing of its Lexington Avenue development project or through asset sales.

5.             Other Related Party Transactions

The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement.  Management fees earned by the Company pursuant to the management agreement were $176,000 and $203,000 for the three months ended March 31, 2003 and 2002.

6.                                      Debt

Following is a summary of the Company’s debt:

(Amounts in thousands)

		Interest Rate as at March 31, 2003
	Maturity		Balance as of
			March 31, 2003	December 31, 2002
Notes and Mortgages Payable:
Fixed Interest:
Office:
NYC Office:
Two Penn Plaza	03/04	7.08%	$153,878	$154,669
888 Seventh Avenue	02/06	6.63%	105,000	105,000
Eleven Penn Plaza	05/07	8.39%	50,121	50,383
866 UN Plaza	04/04	7.79%	33,000	33,000
CESCR Office:
Crystal Park 1-5	07/06-08/13	6.66-8.39%	263,620	264,441
Crystal Gateway 1-4 Crystal Square 5	07/12-01/25	6.75-7.09%	215,577	215,978
Crystal Square 2, 3 and 4	10/10-11/14	6.82-7.08%	145,653	146,081
Skyline Place	08/06-12/09	6.60-6.93%	138,545	139,212
1101 17th , 1140 Connecticut, 1730 M & 1150 17th	08/10	6.74%	96,949	97,318
Courthouse Plaza 1 and 2	01/08	7.05%	79,849	80,062
Crystal Gateway N., Arlington Plaza and 1919 S. Eads	11/07	6.77%	72,425	72,721
Reston Executive I, II & III	01/06	6.75%	73,631	73,844
Crystal Plaza 1-6	10/04	6.65%	70,073	70,356
One Skyline Tower	06/08	7.12%	65,518	65,764
Crystal Malls 1-4	12/11	6.91%	64,638	65,877
1750 Pennsylvania Avenue	06/12	7.26%	49,672	49,794
One Democracy Plaza	02/05	6.75%	27,492	27,640
Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	485,945	487,246
Green Acres Mall	02/08	6.75%	150,114	150,717
Montehiedra Town Center	05/07	8.23%	59,432	59,638
Las Catalinas Mall	11/13	6.97%	67,458	67,692
Merchandise Mart:
Market Square Complex	07/11	7.95%	47,969	48,213
Washington Design Center	10/11	6.95%	48,371	48,542
Washington Office Center	02/04	6.80%	44,495	44,924
Furniture Plaza	02/13	5.23%	46,770	—
Other	10/10-06/13	7.52-7.71%	18,631	18,703
Other:
Industrial Warehouses	10/11	6.95%	49,288	49,423
Student Housing Complex	11/07	7.45%	18,956	19,019
Other	08/21	9.90%	6,934	6,937
Total Fixed Interest Notes and Mortgages Payable		7.17%	2,750,004	2,713,194

(Amounts in thousands)	Maturity	Spread over LIBOR	Interest Rate as at March 31, 2003

				Balance as of
				March 31, 2003	December 31, 2002
Notes and Mortgages Payable:
Variable Interest:
Office:
NYC Office:
One Penn Plaza	06/05	L+125	2.67%	$275,000	$275,000
770 Broadway/595 Madison Avenue cross-collateralized mortgage	04/03	L+40	1.71%	153,659	153,659
909 Third Avenue	08/03	L+165	2.99%	105,545	105,837
CESCR Office:
Tyson Dulles Plaza	06/03	L+130	2.61%	69,366	69,507
Commerce Executive III, IV & V	07/03	L+150	2.81%	53,126	53,307
Merchandise Mart:
Furniture Plaza	02/03	L+200	—	—	48,290
33 North Dearborn Street	09/03	L+175	3.13%	18,889	18,926
Other:
Palisades construction loan	12/03	L+185	3.17%	99,689	100,000
Total Variable Interest Notes and Mortgages Payable			2.99%	775,274	824,526
Total Notes and Mortgages Payable			5.77%	$3,525,278	$3,537,720

Senior unsecured notes due 2007 at fair value (accreted face amount of $499,391 and $499,355)	06/07	L+77	2.18%	$534,607	$533,600

Unsecured revolving credit facility	07/03	L+90	—	$—	$—

7.      Fee Income

The following table set forth the details of fee income:

	For The Three Months Ended March 31,
(Amounts in thousands)	2003	2002
Tenant cleaning fees	$7,698	$—
Management and leasing fees	2,278	3,973
Other income	2,206	2,787
	$12,182	$6,760

The above table excludes fee income from partially-owned entities which is included in income from partially-owned entities (see Note 4.)

8.      Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	For The Three Months Ended March 31,
(Amounts in thousands except per share amounts)	2003	2002
Numerator:
Income before gain on sale of real estate and cumulative effect of change in accounting principle	$89,098	$81,656
Gain on sale of real estate	2,644	—
Cumulative effect of change in accounting principle	—	(30,129)
Net income	91,742	51,527
Preferred share dividends	(5,425)	(6,131)

Numerator for basic and diluted income per share – net income applicable to common shares	$86,317	$45,396

Denominator:
Denominator for basic income per share – weighted average shares	109,103	103,053
Effect of dilutive securities:
Series A Convertible Preferred Shares	2,004	—
Employee stock options	1,946	3,987
Deferred compensation shares issued but not yet earned	125	177

Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	113,178	107,217

INCOME PER COMMON SHARE – BASIC:
Income before gain on sale of real estate and cumulative effect of change in accounting principle	$.77	$.73
Gain on sale of real estate	.02	—
Cumulative effect of change in accounting principle	—	(.29)
Net income per common share	$.79	$.44

INCOME PER COMMON SHARE – DILUTED:
Income before gain on sale of real estate and cumulative effect of change in accounting principle	$.75	$.70
Gain on sale of real estate	.02	—
Cumulative effect of change in accounting principle	—	(.28)
Net income per common share	$.77	$.42

9.      Comprehensive Income

The following table sets forth the Company’s comprehensive income:

	For The Three Months Ended March 31,
(Amounts in thousands)	2003	2002
Net income applicable to common shares	$86,317	$45,396
Other comprehensive income	91	2,925
Comprehensive income	$86,408	$48,321

10.    Stock-Based Compensation

As part of the 2002 annual compensation review, in lieu of stock options, on January 28, 2003 the Company granted 166,990 restricted shares at $34.50 per share (the then closing stock price on the NYSE) to employees of the Company.  These awards vest over a 5-year period.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period.  In the first quarter of 2003, the Company recognized compensation expense of $687,000, of which $188,000 related to the January 2003 awards.

Prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method.  Accordingly, no stock-based compensation was recognized in the Company's financial statements for these years.  If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below:

	For The Three Months
	Ended March 31,
(Amounts in thousands, except share and per share amounts)	2003	2002
Net income applicable to common shares:
As reported	$86,317	$45,396
Stock-based compensation cost, net of minority interest	1,094	2,023
Pro-forma	$85,223	$43,373
Net income per share applicable to common shares:
Basic:
As reported	$.79	$.44
Pro-forma	$.78	$.42
Diluted:
As reported	$.77	$.42
Pro-forma	$.76	$.40

11.    Commitments and Contingencies

At March 31, 2003, the Company’s revolving credit facility had a zero balance, and the Company utilized $9,112,000 of availability under the facility for letters of credit and guarantees.

Each of the Company’s properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to the Company.

The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company) and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance.  There can be no assurance that the lenders under these instruments will not take the position that since the Company’s current all risk insurance policies, differ from policies in effect prior to September 11, 2001 as to coverage for terrorist acts, there are breaches of these debt instruments that allow the lenders to declare an event of default and accelerate repayment of debt.  In addition, if lenders insist on coverage for these risks, as it existed prior to September 11, 2001, it could adversely affect the Company’s ability to finance and/or refinance its properties and to expand its portfolio.

From time to time, the Company has disposed of substantial amounts of real estate to third parties for which, as to certain properties, it remains contingently liable for rent payments or mortgage indebtedness.

There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company’s financial condition, results of operations or cash flow.

12.    Segment Information

The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.  Effective with the first quarter of 2003, to comply with the Securities and Exchange Commission’s Regulation G concerning non-GAAP financial measures, the Company has revised its definition of EBITDA to include minority interest, gains (losses) on the sale of depreciable real estate and income arising from the straight-lining of rent and the amortization of below market leases net of above market leases.  EBITDA as disclosed represents “Earnings Before Interest, Taxes, Depreciation and Amortization”.  The prior period EBITDA has been restated to reflect these changes.

	For The Three Months Ended March 31,
	2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$307,528	$210,366	$35,016	$48,645	$—		$13,501
Straight-line rents:
Contractual rent increases	8,878	7,701	400	796	—		(19)
Amortization of free rent	2,405	606	1,767	117	—		(85)
Amortization of acquired below market leases, net	1,445	1,278	167	—	—		—
Total rentals	320,256	219,951	37,350	49,558	—		13,397
Expense reimbursements	44,567	24,979	13,961	4,782	—		845
Fee income:
Tenant cleaning fees	7,698	7,698	—	—	—		—
Management and leasing fees	2,278	2,090	176	—	—		12
Other	2,206	1,373	9	740	—		84
Total revenues	377,005	256,091	51,496	55,080	—		14,338
Operating expenses	151,965	95,338	19,191	24,869	—		12,567
Depreciation and amortization	52,583	36,981	4,259	7,103	—		4,240
General and administrative	27,474	8,396	2,375	4,785	—		11,918
Amortization of officer’s deferred compensation expense	—	—	—	—	—		—
Total expenses	232,022	140,715	25,825	36,757	—		28,725
Operating income	144,983	115,376	25,671	18,323	—		(14,387)
Income applicable to Alexander’s	7,254	—	—	—	—		7,254
Income from partially-owned entities	23,234	618	(468)	6	5,852	(3)	17,226
Interest and other investment income	9,796	884	47	30	—		8,835
Interest and debt expense	(57,753)	(33,804)	(14,782)	(3,211)	—		(5,956)
Net gain on disposition of wholly - owned and partially-owned assets	188	—	—	188	—		—
Minority interest	(38,604)	(818)	—	(450)	—		(37,336)
Income before gain on sale of real estate and cumulative effect of change in accounting principle	89,098	82,256	10,468	14,886	5,852		(24,364)
Gain on sale of real estate	2,644	—	2,644	—	—		—
Cumulative effect of change in accounting principle	—	—	—	—	—		—
Net income	91,742	82,256	13,112	14,886	5852		(24,364)
Cumulative effect of change in accounting principle	—	—	—	—	—		—
Interest and debt expense(2)	74,190	34,306	15,530	3,328	6,146		14,880
Depreciation and amortization(2)	66,110	37,637	5,011	7,191	8,749		7,522
EBITDA(1)	$232,042	$154,199	$33,653	$25,405	$20,747		$(1,962)

	For The Three Months Ended March 31,
	2002
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(4)
Property rentals	$293,156	$205,859	$29,989	$45,445	$—	$11,863
Straight-line rents:
Contractual rent increases	8,677	7,243	380	1,049	—	5
Amortization of free rent	(73)	(589)	—	516	—	—
Amortization of acquired below market leases, net	3,117	3,117	—	—	—	—
Total rentals	304,877	215,630	30,369	47,010	—	11,868
Expense reimbursements	37,804	21,351	12,073	3,343	—	1,037
Fee income:
Tenant cleaning fees	—	—	—	—	—	—
Management and leasing fees	3,973	3,721	203	—	—	49
Other	2,787	1,262	11	1,417	—	97
Total revenues	349,441	241,964	42,656	51,770	—	13,051
Operating expenses	127,446	82,387	14,527	21,227	—	9,305
Depreciation and amortization	48,149	34,561	3,510	6,480	—	3,598
General and administrative	23,467	8,368	1,312	4,811	—	8,976
Amortization of officer’s deferred compensation expense	6,875	—	—	—	—	6,875
Total expenses	205,937	125,316	19,349	32,518	—	28,754
Operating income	143,504	116,648	23,307	19,252	—	(15,703)
Income applicable to Alexander’s	5,568	—	—	—	—	5,568
Income from partially-owned entities	13,786	550	229	2	5,305 (3)	7,700
Interest and other investment income	9,643	1,111	79	135	—	8,318
Interest and debt expense	(58,018)	(34,979)	(13,476)	(7,183)	—	(2,380)
Net gain on disposition of wholly - owned and partially-owned assets	1,531	—	—	1,531	—	—
Minority interest	(34,358)	(1,312)	—	(549)	—	(32,497)
Income before gain on sale of real estate and cumulative effect of change in accounting principle	81,656	82,018	10,139	13,188	5,305	(28,994)
Gain on sale of real estate	—	—	—	—	—	—
Cumulative effect of change in accounting principle	(30,129)	—	—	—	(15,490)	(14,639)
Net income	51,527	82,018	10,139	13,188	(10,185)	(43,633)
Cumulative effect of change in accounting principle	30,129	—	—	—	15,490	14,639
Interest and debt expense(2)	74,293	35,483	14,111	7,183	6,559	10,957
Depreciation and amortization(2)	61,136	35,025	3,780	6,480	9,373	6,478
EBITDA(1)	$217,085	$152,526	$28,030	$26,851	$21,237	$(11,559)

See footnotes 1-5 on the following page.

Notes to segment information:

(1)          Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments.  EBITDA should not be considered a substitute for net income or a substitute for cash flow as a measure of liquidity. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)          Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(3)   Net of rent not recognized of $3,376 and $1,808 for the three months ended March 31, 2003 and 2002.

(4)          Other EBITDA is comprised of:

	For the Three Months Ended March 31,
(Amounts in thousands)	2003		2002
Newkirk MLP:
Equity in income of limited partnership	$23,515	(A)	$15,029
Interest and other income	2,106		2,271
Alexander’s	8,995		8,006
Industrial warehouses	1,542		1,738
Palisades	638		—
Student Housing	628		654
Hotel Pennsylvania(B)	(905)		753
Other investments	36,519		28,451
Minority interest expense	(37,336)		(32,328)
Unallocated general and administrative expenses	(10,813)		(7,720)
Investment income and other	9,668	(C)	6,913
Amortization of Officer’s deferred compensation expense	—		(6,875)
Total	$(1,962)		$(11,559)

(A)      Includes a net gain of $6,400 on sales of real estate and a net gain of $1,600 from the early extinguishment of debt.

(B)        Average occupancy and REVPAR for the Hotel Pennsylvania were 53.4% and $45.38 for the three months ended March 31, 2003 compared to 49.6% and $45.54 for the prior year’s quarter.

(C)        On March 19, 2003, the Company received $29,401,000 from Dearborn Center representing repayment of the outstanding balance of $23,392,000 on its mezzanine construction loan receivable and $5,655 of contingent interest income representing a 23.0% yield.

INDEPENDENT ACCOUNTANTS’ REPORT

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Vornado Realty Trust as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Vornado Realty Trust as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 7, 2003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “intends,” “plans” or similar expressions in this quarterly report on Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2002 under “Forward-Looking Statements” and “Item 1. Business – Certain Factors That May Adversely Affect the Company’s Business and Operations.”  For these statements, we claim protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three months ended March 31, 2003 and 2002.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

A summary of the Company’s critical accounting policies is included in the Company’s annual report on Form 10-K for the year ended December 31, 2002 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the footnotes to the consolidated financial statements, Note 2 – Summary of Significant Accounting Policies.

Effective with the first quarter of 2003, to comply with the Securities and Exchange Commission’s Regulation G concerning non-GAAP financial measures, the Company has revised its definition of EBITDA to include minority interest, gains (losses) on the sale of depreciable real estate and income arising from the straight-lining of rent and the amortization of below market leases net of above market leases.  EBITDA as disclosed represents “Earnings Before Interest, Taxes, Depreciation and Amortization”.  The prior period EBITDA has been restated to reflect these changes.

Below is a summary of net income and EBITDA(1) by segment for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$307,528	$210,366	$35,016	$48,645	$—		$13,501
Straight-line rents:
Contractual rent increases	8,878	7,701	400	796	—		(19)
Amortization of free rent	2,405	606	1,767	117	—		(85)
Amortization of acquired below market leases, net	1,445	1,278	167	—	—		—
Total Rentals	320,256	219,951	37,350	49,558	—		13,397
Expense Reimbursements	44,567	24,979	13,961	4,782	—		845
Fee income:
Tenant cleaning fees	7,698	7,698	—	—	—		—
Management and leasing fees	2,278	2,090	176	—	—		12
Other	2,206	1,373	9	740	—		84
Total revenues	377,005	256,091	51,496	55,080	—		14,338
Operating expenses	151,965	95,338	19,191	24,869	—		12,567
Depreciation and amortization	52,583	36,981	4,259	7,103	—		4,240
General and administrative	27,474	8,396	2,375	4,785	—		11,918
Amortization of officer’s deferred compensation expense	—	—	—	—	—		—
Total expenses	232,022	140,715	25,825	36,757	—		28,725
Operating income	144,983	115,376	25,671	18,323	—		(14,387)
Income applicable to Alexander’s	7,254	—	—	—	—		7,254
Income from partially-owned entities	23,234	618	(468)	6	5,852	(3)	17,226
Interest and other investment income	9,796	884	47	30	—		8,835
Interest and debt expense	(57,753)	(33,804)	(14,782)	(3,211)	—		(5,956)
Net gain on disposition of wholly-owned and partially-owned assets	188	—	—	188	—		—
Minority interest	(38,604)	(818)	—	(450)	—		(37,336)
Income before gain on sale of real estate and cumulative effect of change in accounting principle	89,098	82,256	10,468	14,886	5,852		(24,364)
Gain on sale of real estate	2,644	—	2,644	—	—		—
Cumulative effect of change in accounting principle	—	—	—	—	—		—
Net income	91,742	82,256	13,112	14,886	5,852		(24,364)
Cumulative effect of change in accounting principle	—	—	—	—	—		—
Interest and debt expense(2)	74,190	34,306	15,530	3,328	6,146		14,880
Depreciation and amortization(2)	66,110	37,637	5,011	7,191	8,749		7,522
EBITDA(1)	$232,042	$154,199	$33,653	$25,405	$20,747		$(1,962)

	Three Months Ended March 31, 2002
(amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(4)
Property rentals	$293,156	$205,859	$29,989	$45,445	$—	$11,863
Straight-line rents:
Contractual rent increases	8,677	7,243	380	1,049	—	5
Amortization of free rent	(73)	(589)	—	516	—	—
Amortization of acquired below market leases, net	3,117	3,117	—	—	—	—
Total rentals	304,877	215,630	30,369	47,010	—	11,868
Expense reimbursements	37,804	21,351	12,073	3,343	—	1,037
Fee income	6,760	4,983	214	1,417	—	146
Total revenues	349,441	241,964	42,656	51,770	—	13,051
Operating expenses	127,446	82,387	14,527	21,227	—	9,305
Depreciation and amortization	48,149	34,561	3,510	6,480	—	3,598
General and administrative	23,467	8,368	1,312	4,811	—	8,976
Amount of officer’s deferred compensation expense	6,875	—	—	—	—	6,875
Total expenses	205,937	125,316	19,349	32,518	—	28,754
Operating income	143,504	116,648	23,307	19,252	—	(15,703)
Income applicable to Alexander’s	5,568	—	—	—	—	5,568
Income from partially-owned entities	13,786	550	229	2	5,305 (3)	7,700
Interest and other investment income	9,643	1,111	79	135	—	8,318
Interest and debt expense	(58,018)	(34,979)	(13,476)	(7,183)	—	(2,380)
Net gain on disposition of wholly-owned and partially-owned assets	1,531	—	—	1,531	—	—
Minority interest	(34,358)	(1,312)	——	(549)	—	(32,497)
Income before gain on sale of real estate and cumulative effect of change in accounting principle	81,656	82,018	10,139	13,188	5,305	(28,994)
Gain on sale of real estate	—	—	—	—	—	—
Cumulative effect of change in accounting principle	(30,129)	—	—	—	(15,490)	(14,639)
Net income	51,527	82,018	10,139	13,188	(10,185)	(43,633)
Cumulative effect of change in accounting principle	30,129	—	—	—	15,490	14,639
Interest and debt expense(2)	74,293	35,483	14,111	7,183	6,559	10,957
Depreciation and amortization(2)	61,136	35,025	3,780	6,480	9,373	6,478
EBITDA(1)	$217,085	$152,526	$28,030	$26,851	$21,237	$(11,559)

(1)          Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments.  EBITDA should not be considered a substitute for net income or a substitute for cash flow as a measure of liquidity.  EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)          Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(3)          Net of rent not recognized of $3,376 and $1,808 for the three months ended March 31, 2003 and 2002.

(4)          Other EBITDA is comprised of:

	For the Three Months Ended March 31,
(Amounts in thousands)	2003		2002
Newkirk MLP:
Equity in income of limited partnership	$23,515	(A)	$15,029
Interest and other income	2,106		2,271
Alexander’s	8,995		8,006
Industrial warehouses	1,542		1,738
Palisades	638		—
Student Housing	628		654
Hotel Pennsylvania(B)	(905)		753
Other investments	36,519		28,451
Minority interest expense	(37,336)		(32,328)
Unallocated general and administrative expenses	(10,813)		(7,720)
Investment income and other	9,668	(C)	6,913
Amortization of Officer’s deferred compensation expense	—		(6,875)
Total	$(1,962)		$(11,559)

(A)               Includes a net gain of $6,400 on sales of real estate and a net gain of $1,600 from the early extinguishment of debt.

(B)                 Average occupancy and REVPAR for the Hotel Pennsylvania were 53.4% and $45.38 for the three months ended March 31, 2003 compared to 49.6% and $45.54 for the prior year’s quarter.

(C)                 Includes $5,655 of contingent interest income from the repayment of the Dearborn Center loans receivable on March 19, 2003.

Results of Operations

Revenues

The Company’s revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141, and fee income, were $377,005,000 for the quarter ended March 31, 2003, compared to $349,441,000 in the prior year’s quarter, an increase of $27,564,000.  Below are the details of the increase by segment:

(Amounts in thousands)

	Date of Acquisition	Total	Office	Retail	Merchandise Mart		Other
Rentals:
Acquisitions:
Palisades	March 2002	$2,427	$—	$—	$—		$2,427
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	September 2002	3,842	—	3,842	—		—
435 Seventh Avenue (placed in service)	August 2002	1,920	—	1,920	—		—
424 Sixth Avenue	July 2002	60	—	60	—		—
Crystal Gateway One	July 2002	3,226	3,226	—	—		—
(Decrease) increase in amortization of acquired below market leases, net		(1,672)	(1,839)	167	—		—
Same store:
Hotel activity		(610)	—	—	—		(610	)(1)
Trade Shows activity		3,483	—	—	3,483	(3)	—
Leasing activity		2,703	2,934	992 (2)	(935	)(4)	(288)
Total increase in property rentals		15,379	4,321	6,981	2,548		1,529

Tenant expense reimbursements:
Increase due to acquisitions/ dispositions		1,267	33	1,234	—		—
Same store		5,496	3,595 (5)	654	1,439		(192)
Total increase (decrease) in tenant expense reimbursements		6,763	3,628	1,888	1,439		(192)
Fee Income:
Tenant cleaning fees (BMS)		7,698	7,698	—	—		—
Management and leasing fees		(1,695)	(1,631)	(27)	—		(37)
Other		(581)	111	(2)	(677)		(13)
Total increase (decrease) in fee income		5,422	6,178	(29)	(677)		(50)
Total increase in revenues		$27,564	$14,127	$8,840	$3,310		$1,287

(1)          Average occupancy and REVPAR for the Hotel Pennsylvania were 53.4% and $45.38 for the three months ended March 31, 2003 compared to 49.6% and $45.54 for the prior year’s quarter.

(2)          Includes $1,000 for lease termination fees received in the three months ended March 31, 2003.

(3)          Reflects an increase of $2,841 resulting from the rescheduling of two trade shows from the fourth quarter in which they were previously held to the first quarter of 2003.

(4)          Includes $800 for lease termination fees received in the three months ended March 31, 2002.

(5)          Reflects increase in reimbursements of $4,569, partially offset by accrual adjustments.

(6)          Primarily represents a decrease in CESCR third party leasing revenue.

See supplemental information - page 32 for further details of leasing activity and corresponding changes in occupancy.

Expenses

The Company’s expenses were $232,022,000 for the three months ended March 31, 2003, compared to $205,937,000 in the prior year’s quarter, an increase of $26,085,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

	Total	Office		Retail		Merchandise Mart	Other
Operating:
Acquisitions:
Palisades	$1,789	$—		$—		$—	$1,789
435 Seventh Avenue	186	—		186		—	—
424 Sixth Avenue	34	—		34		—	—
Crystal Gateway One	681	681		—		—	—
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	901	—		901		—	—
BMS	6,068	6,068		—		—	—
Hotel activity	1,263	—		—		—	1,263
Trade Shows activity	2,570	—		—		2,570 (3)	—
Same store operations	11,027	6,202	(1)	3,543	(2)	1,072	210
	24,519	12,951		4,664		3,642	3,262
Depreciation and amortization:
Acquisitions	1,987	383		719		—	885
Same store operations	2,317	1,907		30		623	(243)
	4,434	2,420		749		623	642
General and administrative:
Acquisitions	544	284		260		—	—
Same store operations	3,463	(256)		803		(26)	2,942 (4)
Total increase (decrease) in general and administrative	4,007	28		1,063		(26)	2,942
Amortization of officer’s deferred compensation expense	(6,875)	—		—		—	(6,875)
	$26,085	$15,399		$6,476		$4,239	$(29)

(1)               Results primarily from (i) an increase in insurance, utility and real estate taxes of $5,559, a substantial portion of which is reimbursed by tenants, and (ii) an increase in ground rent expense, bad debt expense and other non-reimbursable expenses of $643.

(2)               Includes $1,788 of bad debt allowances in the three months ended March 31, 2003 recorded in connection with prior year’s common area maintenance and tax billings in connection with former Bradlees leases.

(3)               Reflects an increase of $2,526 resulting from the rescheduling of two trade shows from the fourth quarter of 2002 to the first quarter of 2003.

(4)               Results from (i) a $450 decrease in capitalized payroll, (ii) a $1,000 increase in professional fees primarily in connection with corporate governance, insurance and other projects and (iii) $550 for costs of developments not consummated.

As part of the 2002 annual compensation review, in lieu of stock options, on January 28, 2003 the Company granted 166,990 restricted shares at $34.50 per share (the then closing stock price on the NYSE) to employees of the Company.  These awards vest over a 5-year period.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period.  In the first quarter of 2003, the Company recognized compensation expense of $687,000, of which $188,000 related to the January 2003 awards.

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $7,254,000 in the quarter ended March 31, 2003, compared to $5,568,000 in the prior year’s quarter, an increase of $1,686,000.  This resulted primarily from increased development and guarantee fees in connection with Alexander’s Lexington Avenue development project.

Income from Partially-Owned Entities

In accordance with accounting principles generally accepted in the United States of America, the Company reflects the income it receives from (i) entities it owns less than 50% of and (ii) entities it owns more than 50% of, but which have a partner who has shared board and management representation and authority and substantive participating rights on all significant business decisions, on the equity method of accounting resulting in such income appearing on one line in the Company’s consolidated statements of income.  Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the quarters ended March 31, 2003 and 2002:

(Amounts in thousands)

	Total	Monmouth Mall(1)	Temperature Controlled Logistics	Newkirk MLP	Las Catalinas Mall(3)	Starwood Ceruzzi Joint Venture	Partially Owned Office Buildings	Other
March 31, 2003:
Revenues	$132,034	$6,021	$32,915	$79,637		$327	$13,134
Expenses:
Operating, general and administrative	(14,032)	(2,937)	(1,794)	(2,830)		(702)	(5,769)
Depreciation	(25,537)	(998)	(14,244)	(7,698)		(316)	(2,281)
Interest expense	(42,049)	(1,497)	(10,244)	(27,487)		—	(2,821)
Other, net	24,605	(821)	636	25,758		(1,095)	127
Net income (loss)	$75,021	$(232)	$7,269	$67,380		$(1,786)	$2,390

Vornado’s interest		50%	60%	22.5%		80%	26%
Equity in net income	$18,847	$(116)	$4,361	15,181		$(1,429)	$618	$232
Interest and other income	2,641	822	—	1,819		—	—	—
Fee income	1,746	255	1,491	—		—	—	—
Income from partially-owned entities	$23,234	$961	$5,852	$17,000	N/A (3)	$(1,429)	$618	$232

March 31, 2002:
Revenues	$121,024		$33,566	$74,857	$3,392	$—	$9,209
Expenses:
Operating, general and administrative	(12,533)		(1,915)	(5,180)	(909)	(550)	(3,979)
Depreciation	(30,915)		(14,816)	(13,982)	(531)	(262)	(1,324)
Interest expense	(43,467)		(10,932)	(29,965)	(1,043)	—	(1,527)
Other, net	1,115		182	—	—	462	471
Net income (loss)	$35,224		$6,085	$25,730	$909	$(350)	$2,850

Vornado’s interest			60%	21.1%	50%	80%	19%
Equity in net income	$9,861		$3,651	$5,429	$455	$(280)	$550	$56
Interest and other income	2,427		156	2,271	—	—	—	—
Fee income	1,498		1,498	—	—	—	—	—
Income from partially-owned entities	$13,786	N/A (1)	$5,305	$7,700	$455	$(280)	$550	$56

Increase (Decrease) in Income of partially-owned entities	$9,448	$961	$547	$9,300 (2)	$(455)	$(1,149 (4)	$68	$176

(1)          The Company acquired a 50% interest in the Monmouth Mall on October 19, 2002.

(2)          Increase reflects (i) a net gain in the first quarter of 2003 on the sale of properties and the early extinguishment of debt, of which the Company’s share was $8,000 and (ii) a change in the estimate of depreciation in the first quarter of 2002, which was adjusted during the remainder of that year, of which the Company’s share was $1,300.

(3)          On September 23, 2002, the Company acquired the remaining 50% of the Mall and 25% of the Kmart anchor store it did not previously own.  Accordingly, the operations of Las Catalinas are consolidated into the accounts of the Company subsequent to September 23, 2002.

(4)          Reflects a $1,095 net loss on dispositions of leasehold improvements in the first quarter of 2003, of which the Company’s share is $876.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $9,796,000 for the quarter ended March 31, 2003, compared to $9,643,000 in the prior year’s quarter, an increase of $153,000.  This increase resulted primarily from $5,655,000 of contingent interest income received in the first quarter of 2003 in connection with the Dearborn Center loan receivable repayment (23.0% effective yield), partially offset by (i) $3,198,000 due to a lower yield on the investment of the proceeds received from the May 2002 repayment of the Company’s loan to NorthStar Partnership L.P. and (ii) lower average investments and yields.

Interest and Debt Expense

Interest and debt expense was $57,753,000 for the three months ended March 31, 2003, compared to $58,018,000 in the prior year’s quarter, a decrease of $265,000.  This decrease was primarily comprised of a $2,200,000 savings from a 55 basis point reduction in weighted average interest rates of the Company’s variable rate debt, partially offset by (i) the consolidation as of September 2002 of the Las Catalinas operations which were previously included in Income from partially-owned entities and (ii) a reduction in interest capitalized in connection with development projects.

Net Gain on Disposition of Wholly-owned and Partially-owned Assets

Net gain on disposition of wholly-owned and partially-owned assets of $188,000 and $1,531,000 for the three months ended March 31, 2003 and 2002, represents gains from the sale of residential condominiums in Chicago, Illinois.

Gain on Sale of Real Estate

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,753,000, resulting in a net gain of $2,644,000.

Cumulative Effect of Change in Accounting Principle

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets (effective January 1, 2002).  SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing.  In the first quarter of 2002, the Company wrote-off goodwill of approximately $30,129,000 of which (i) $15,490,000 represents its share of the goodwill arising from the Company’s investment in Temperature Controlled Logistics and (ii) $14,639,000 represents goodwill arising from the Company’s acquisition of the Hotel Pennsylvania.  The write-off has been reflected as a cumulative effect of a change in accounting principle.

Three Months Ended March 31, 2003 and March 31, 2002

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics		Other

Three months ended March 31, 2002	$217,085	$152,526		$28,030	$26,851	$21,237		$(11,559)
2002 Operations:
Same store operations(1)	(3,143)	734		775	354	(26	)(3)	(4,980	)(4)
Acquisitions, dispositions and non-same store income and expenses	18,100	939		4,848	(1,800)	(464)		14,577	(5)
Three months ended March 31, 2003	$232,042	$154,199	(2)	$33,653	$25,405	$20,747		$(1,962)
% increase (decrease) in same store operations		0.5%	(2)	2.8%	1.4%	(0.1)%	(3)

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)          EBITDA and the same store percentage increase (decrease) were $83,889 and 1.7% for the New York office portfolio and $70,310 and (1.0%) for the CESCR portfolio.  The CESCR same store decrease of $679 reflects a reduction in third party net leasing fees of $581 (the effect of which will be partially offset by planned overhead reductions).

(3)          The Company reflects its 60% share of the Vornado/Crescent Partnerships’ (“the Landlord”) equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business.  Based on the Company’s policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $3,376 of rent it was due for the three months ended March 31, 2003, which together with previously deferred rent is $27,726.  The tenant has advised the Landlord that (i) its revenue for the current quarter ended March 31, 2003 from the warehouses it leases from the Landlord, is lower than last year by 0.6%, and (ii) its gross profit before rent at these warehouses for the corresponding period is lower than last year by $492 (a 1.2% decrease).

(4)          The decrease in same store operations was primarily due to (i) a $2,942 increase in general and administrative expenses resulting primarily from higher professional fees and a reduction in capitalized payroll and (ii) a $1,658 reduction in operating results at the Hotel Pennsylvania.

(5)          Primarily reflects $6,400 for the Company’s share of Newkirk’s gain on sale of real estate in the three months ended March 31, 2003, and a charge of $6,875 for the amortization of an Officer’s compensation arrangement in the three months ended March 31, 2002.

Liquidity And Capital Resources

Three Months Ended March 31, 2003

Cash flows provided by operating activities of $120,255,000 was primarily comprised of (i) income of $91,742,000 and (ii) adjustments for non-cash items of $47,905,000 partially offset by (iii) the net change in operating assets and liabilities of $16,560,000.  The adjustments for non-cash items are primarily comprised of (iv) depreciation and amortization of $52,583,000 and (v) minority interest of $38,604,000, partially offset by (vi) the effect of straight-lining of rental income of $11,349,000, (vii) equity in net income of partially-owned entities and income applicable to Alexander’s of $30,488,000 and (viii) amortization of acquired below market leases net of above market leases of $1,445,000.

Net cash used in investing activities of $21,221,000 was primarily comprised of (i) recurring capital expenditures of $16,872,000, (ii) non-recurring capital expenditures of $732,000, (iii) development and redevelopment expenditures of $12,942,000 (see table below), (iv) investments in partially-owned entities of $15,592,000, (v) the acquisition of Building Maintenance Service Company of $13,000,000, partially offset by, (vi) distributions from partially-owned entities of $8,284,000, (vii) proceeds from the sale of real estate of $4,752,000, (viii) repayments on notes and mortgages receivable of $23,392,000, and (ix) a decrease in restricted cash of $2,562,000.

Net cash used in financing activities of $130,343,000 was primarily comprised of (i) dividends paid on common shares of $74,225,000 (ii) repayments of borrowings of $59,442,000, (iii) dividends paid on preferred shares of $5,425,000, and (iv) distributions to minority partners of $39,041,000, partially offset by, (v) proceeds from borrowings of $47,000,000.

Capital expenditures are categorized as follows:

•                  Recurring — capital improvements expended to maintain a property’s competitive position within the market and tenant improvements and leasing commissions for costs to re-lease expiring leases or renew or extend existing leases.

•                  Non-recurring — capital improvements completed in the year of acquisition and the following two years which were planned at the time of acquisition and tenant improvements and leasing commissions for space which was vacant at the time of acquisition of a property.

•                  Development and Redevelopment expenditures include all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the property is substantially complete and ready for its intended use.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2003.  See page 32 for per square foot data.

(Amounts in thousands)	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$7,964	$3,765	$470	$100	$2,261	$1,368
Non-recurring	218	—	218	—	—	—
	8,182	3,765	688	100	2,261	1,368
Tenant improvements:
Recurring	21,985	5,817	3,112	74	12,982	—
Non-recurring	514	—	514	—	—	—
	22,499	5,817	3,626	74	12,982	—
Total	$30,681	$9,582	$4,314	$174	$15,243	$1,368
Leasing Commissions:
Recurring	$4,784	$2,716	$287	$167	$1,614	$—
Non-recurring	401	—	401	—	—	—
	$5,185	$2,716	$688	$167	$1,614	$—
Total Capital Expenditures and Leasing Commissions (Accrual basis)	$35,866	$12,298	$5,002	$341	$16,857	$1,368
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	12,153	2,734	6,702	—	2,717	—
Expenditures to be made in future periods for the current period	(26,775)	(8,287)	(3,767)	—	(14,721)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$21,244	$6,745	$7,937	$341	$4,853	$1,368
Development and Redevelopment:
Expenditures:
640 Fifth Avenue	$4,890	$4,890	$—	$—	$—	$—
Other	8,052	5,227	1,169	1,831	116	(291)
	$12,942	$10,117	$1,169	$1,831	$116	$(291)

The Company has lowered its estimate of 2003 capital expenditures and leasing commissions to $168,000,000 from the $197,000,000 reported in the Company’s Form 10-K for last year.  Below are the details of the revised estimate by segment:

(Amounts and square feet in thousands)	Total	New York Office	CESCR	Retail	Merchandise Mart	Temperature Controlled Logistics		Other
Capital Expenditures:
Expenditures to maintain the assets	$64,000	$21,000	$22,000	$—	$13,500	$5,700	(1)	$1,800	(2)
Tenant improvements	$80,500	$23,000	$32,000	$5,000	$20,500	$—		$—
Per square foot		$27.00	$13.00	$7.00	$15.00
Leasing Commissions	$23,500	$12,500	$7,500	$1,000	$2,500
Per square foot		$15.00	$3.00	—	$5.00
Total Capital Expenditures and Leasing Commissions	$168,000	$56,500	$61,500	$6,000	$36,500	$5,700		$1,800
Square feet leased		850	2,500	700	1,300

(1)          Represents the Company’s 60% share of the Vornado Crescent Portland Partnership’s obligation to fund $9,500 of capital expenditures per annum.

(2)          Primarily for the Hotel Pennsylvania.

In addition to the capital expenditures shown above, the Company is currently engaged in certain development and redevelopment projects, as described on page 7 of the Company’s 2002 Form 10-K, for which it has budgeted approximately $240 million.

During the year ended December 31, 2002, actual cash basis capital expenditures and leasing commissions were $119,205,000 as compared to a budget of $172,600,000.  During the year ended December 31, 2001 (pro forma for the CESCR acquisition) actual cash basis capital expenditures and leasing commissions were $150,635,000 as compared to a budget of $164,320,000.

Three Months Ended March 31, 2002

Cash flow provided by operating activities of $94,862,000 was primarily comprised of (i) income of $51,527,000, (ii) adjustments for non-cash items of $89,096,000, partially offset by (iii) the net change in operating assets and liabilities of $42,106,000. The adjustments for non-cash items were primarily comprised of (i) a cumulative effect of change in accounting principle of $30,129,000, (ii) amortization of Officer’s deferred compensation expense of $6,875,000, (iii) depreciation and amortization of $48,149,000, (iv) minority interest of $34,358,000, partially offset by (v) the effect of straight-lining of rental income of $10,068,000, and (vi) equity in net income of partially-owned entities and income applicable to Alexander’s of $19,354,000.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures.  Effective January 1, 2003, the Company is presenting capital expenditures on an accrual basis and reconciling same to cash basis amounts.  The amounts in this table for the year ended December 31, 2002 are on a cash basis.

(Amounts in thousands)

	Total	New York City Office	CESCR	Retail	Merchandise Mart	Other
Capital Expenditures:
Expenditures to maintain the assets:
Recurring	$2,128	$1,262	$159	$35	$672	$—
Non-recurring	4,387	2,032	1,925	—	430	—
	6,515	3,294	2,084	35	1,102	—
Tenant improvements:
Recurring	9,175	2,017	5,799	773	586	—
Non-recurring	983	983	—	—	—	—
	10,158	3,000	5,799	773	586	—
Total	$16,673	$6,294	$7,883	$808	$1,688	$—
Leasing Commissions:
Recurring	$4,826	$2,997	$1,066	$119	$644	$—
Non-recurring	1,415	1,382	—	33	—	—
	$6,241	$4,379	$1,066	$152	$644	$—
Total Capital Expenditures and Leasing Commissions	$22,914	$10,673	$8,949	$960	$2,332	$—
Development and Redevelopment Expenditures:
Palisades-Fort Lee, NJ	$2,603	$—	$—	$—	$—	$2,603	(1)
Other	20,019	16,612	—	1,761	609	1,037
	$22,622	$16,612	$—	$1,761	$609	$3,640

(1)          Does not include $15,421 of Fort Lee development costs funded by a construction loan.

SUPPLEMENTAL INFORMATION

Three Months Ended March 31, 2003 vs. Three Months Ended December 31, 2002

Below are the details of the changes by segment in EBITDA for the three months ended March 31, 2003 from the three months ended December 31, 2002.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Other
Three months ended December 31, 2002	$190,990	$150,312		$29,914	$26,024		$18,975	$(34,235)
2003 Operations:
Same store operations(1)	6,563	2,073		(384)	(419	)(3)	1,772	3,521	(4)
Acquisitions, dispositions and other non-same store income and expenses	34,489	1,814		4,123	(200)		—	28,752	(5)
Three months ended March 31, 2003	$232,042	$154,199	(2)	$33,653	$25,405		$20,747	$(1,962)
% increase (decrease) in same store operations		1.4%	(2)	(1.2)%	(1.7)%		9.3%

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)          Same store percentage increase (decrease) was 5.6% for the New York office portfolio, and (3.1)% for the CESCR portfolio.  Of the increase in New York Office EBITDA, $941 results from lower bad debt allowances in the current quarter as compared to the quarter ended December 31, 2002.  The New York Office same store increase excluding this item would have been 4.3%.  The CESCR same store decrease of $2,282 reflects a reduction in third party net leasing fees of $855 (the effect of which will be partially offset by planned overhead reductions).

(3)          Primarily seasonality of operations.

(4)          The increase in same store EBITDA is primarily due to $5,600 of look-back interest that was paid at the time of the repayment of the Dearborn Center loan receivable on March 19, 2003, partially offset by (ii) a $3,920 reduction in operating results at the Hotel Pennsylvania.

(5)          Primarily reflects income in the three months ended March 31, 2003 of $6,400 for the Company’s share of Newkirk’s gain on sale of real estate and $1,600 for the Company’s share of Newkirk’s gain on early extinguishment of debt as compared to charges in the three months ended March 31, 2002 of $15,857 for impairment losses on Primestone, $6,875 for the amortization of an Officer’s compensation arrangement, and $6,874 for the write-off of 20 Times Square pre-development costs.

Below is a reconciliation of net income and EBITDA for the three months ended December 31, 2002.

(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Net income for the three months ended December 31, 2002	$44,879	$74,213	$9,213	$15,277	$3,920	$(57,744)
Interest and debt expense	76,861	35,079	15,499	4,022	6,223	16,038
Depreciation and amortization	69,250	41,020	5,202	6,725	8,832	7,471
EBITDA for the three months ended December 31, 2002	$190,990	$150,312	$29,914	$26,024	$18,975	$(34,235)

Senior Unsecured Debt Covenant Compliance Ratios

The following ratios as of and for the three months ended March 31, 2003, are computed pursuant to the covenants and definitions of the Company’s senior unsecured notes due 2007.

	Actual	Required

Total Outstanding Debt/Total Assets	47%	Less than 60%

Secured Debt/Total Assets	43%	Less than 55%

Interest coverage (Annualized Combined EBITDA to Annualized Interest Expense)	3.09	Greater than 1.50

Unencumbered Assets/Unsecured Debt	573%	Greater than 150%

The covenants and definitions of the Company’s senior unsecured notes due 2007 are described in Exhibit 4.2 to the quarterly report on Form 10-Q for the three months ended June 30, 2002.

Leasing Activity

The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity:

						Temperature Controlled Logistics
	Office			Merchandise Mart
(Square feet and cubic feet in thousands)	New York	CESCR	Retail	Office	Showroom
As of March 31, 2003:
Square feet	14,312	13,387	12,514	2,798	5,601	17,509
Cubic feet	—	—	—	—	—	441,500
Number of properties	21	55	62	9	9	88
Occupancy rate	95.9%	93.2%	87.5%	92.7%	95.3%	73.1%
Leasing Activity:
Quarter ended March 31, 2003:
Square feet	235	563	110	101	436	—
Initial rent(1)	$44.35	$31.05	$27.03	$23.15	$22.62	—
Rent per square foot on relet space:
Square feet	174	506	110	101	436	—
Initial rent(1)	$43.86	$31.27	$27.03	$23.15	$22.62	—
Prior escalated rent	$33.62	$29.61	$22.99	$21.88	$18.63	—
Percentage increase (decrease)	30.5%	5.6%	17.6%	5.8%	21.4%	—
Rent per square foot on space previously vacant:
Square feet	61	57	—	—	—	—
Initial rent(1)	$45.76	$29.10	—	—	—	—
Tenant improvements per square foot(2)	$25.15	$6.44	$0.67	$56.66	$16.65	—
Leasing commissions per square foot(2)	$11.70	$1.22	$1.52	$15.98	—	—

As of December 31, 2002:
Square feet	14,304	13,395	12,528	2,838	5,528	17,509
Cubic feet	—	—	—	—	—	441,500
Number of properties	21	55	62	9	9	88
Occupancy rate	95.9%	93.6%	88.3%	91.7%	95.2%	78.5%

As of March 31, 2002:
Square feet	14,317	13,008	11,301	2,822	5,490	17,695
Cubic feet	—	—	—	—	—	445,200
Number of properties	22	54	55	9	9	89
Occupancy rate	97.0%	94.0%	91.0%	90.4%	95.3%	75.3%

(1)          Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)          May not be indicative of the amounts for the full year.

In addition to the above, 9,000 square feet of retail space included in the NYC office properties was leased for the quarter ended March 31, 2003 at an initial rent of $274.00 per square foot.

Funds From Operations (FFO) for the Three Months Ended March 31, 2003 and 2002

FFO was $130,105,000, or $1.15 per diluted share in the three months ended March 31, 2003, compared to $118,448,000, or $1.06 per diluted share in the prior year’s quarter, an increase of $11,657,000.  Effective with the filing of the Company’s first quarter 2003 Form 10-Q, in order to report FFO in accordance with the Securities and Exchange Commission’s recent Regulation G concerning non-GAAP financial measures, adhere to NAREIT’s definition of FFO and to disclose FFO on a comparable basis with the vast majority of other companies in the industry, the Company has revised its definition of funds from operations to include both the effect of income arising from the straight-lining of rents and income from the amortization of acquired below market leases net of above market leases.  Income from the straight-lining of rents amounted to $8,878,000, or $.06 per diluted share for the quarter ended March 31, 2003, and $8,578,000, or $.06 per diluted share for the quarter ended March 31, 2002.  Income from the amortization of acquired below market leases net of above market leases amounted to $1,445,000, or $.01 per diluted share in the three months ended March 31, 2003 and $3,117,000, or $.02 per diluted share in the three months ended March 31, 2002.   Such amounts are included in reported FFO above.

Included in FFO are certain items that affect comparability as detailed below.  Before these items, first quarter 2003 FFO is 3.6% higher than first quarter 2002 on a per share basis.

	For the Three Months Ended
	March 31, 2003		March 31, 2002
(Amounts in thousands, except per share amounts)	Amount	Per Share	Amount	Per Share
FFO as shown above	$130,105	$1.15	$118,448	$1.06
Items that affect comparability of FFO:
Gain on early extinguishment of debt of a partially-owned entity (Newkirk MLP)	$(1,600)	$(.01)	$—	$—
Amortization of Officer’s employment arrangement	—	—	6,875.06
Gain on sale of Chicago condominiums	(188)	(.00)	(1,531)	(.01)
Minority Interest	357.00		(1,108)	(.01)
	$(1,431)	$(.01)	$4,236	$.04

The following table reconciles FFO and net income:

	For the Three Months Ended March 31,
(Amounts in thousands)	2003	2002
Net income applicable to common shares	$86,317	$45,396
Cumulative effect of change in accounting principle	—	30,129
Depreciation and amortization of real property	49,507	46,048
Net gain on sale of real estate	(2,644)	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at funds from operations:
Depreciation and amortization of real property	13,248	12,881
Net gain on sale of real estate	(6,400)	—
Other	893	(191)
Minority interest in excess of preferential distributions	(11,991)	(17,696)
	128,930	116,567
Series A preferred shares	1,175	1,881
FFO-diluted(1)	$130,105	$118,448

(1)     Assuming all of the convertible units of the Operating Partnership were converted to shares, the minority interest in partnership earnings would not be deducted in calculating FFO and the shares used in calculating FFO per share would be increased to reflect the conversion.  The following table reconciles FFO as shown above, to the Operating Partnership’s FFO for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	2003	2002
FFO, as shown above	$130,105	$118,448
Addback of minority interest reflected as equity in the Operating Partnership	32,420	30,967
Operating Partnership FFO	$162,525	$149,415

The number of shares that should be used for determining Operating Partnership FFO per share is as follows:

Shares used for determining diluted FFO per share, as above	113,178	111,520
Convertible units:
Non-Vornado owned Class A units	20,434	21,388
B-1 units	822	822
B-2 units	411	411
C-1 units	855	855
E-1 units	5,680	5,680
Shares used for determining Operating Partnership diluted FFO per share	141,380	140,676

FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods.  FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity.  Management considers FFO a relevant supplemental measure of operating performance because it provides a basis for comparison among REITs.  Funds from operations is computed in accordance with NAREIT’s definition, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with NAREIT’s definition.

Below are the cash flows provided by (used in) operating, investing and financing activities:

(Amounts in thousands)	For the Three Months Ended March 31,
	2003	2002
Operating activities	$120,255	$94,862
Investing activities	$(21,221)	$(61,595)
Financing activities	$(130,343)	$(127,651)

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

The Company has exposure to fluctuations in market interest rates.  Market interest rates are highly sensitive to many factors, beyond the control of the Company.  Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on the Company’s cash flows and earnings.

The Company’s exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	As at March 31, 2003					As at December 31, 2002
	Balance		Weighted Average Interest Rate	Effect of 1% Change In Base Rates		Balance	Weighted Average Interest Rate
Wholly-owned debt:
Variable rate	$1,309,881	(1)	2.63%	$11,562	(2)	$1,358,126	2.69%
Fixed rate	2,750,004		7.36%	—		2,713,194	7.17%
	$4,059,885		5.77%	11,562		$4,071,320	5.61%

Partially-owned debt:
Variable rate	$139,686		5.02%	1,397	(3)	$131,100	4.54%
Fixed rate	892,717		8.17%	—		917,008	8.41%
	$1,032,403		7.74%	1,397		$1,048,108	7.92%
Minority interest				(2,462)

Total decrease in the Company’s annual net income				$10,497
Per share-diluted				$.09

(1)          Includes $534,607 for the Company’s senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.15% if set on March 31, 2003).  In accordance with SFAS 133, as amended, accounting for these swaps requires the Company to fair value the debt at each reporting period.  At March 31, 2003, the fair value adjustment was $35,216, and is included in the balance of the senior unsecured notes above.

(2)          The effect of a 1% change in wholly-owned debt base rates shown above excludes $153,659 of variable rate mortgage financing, cross-collateralized by the Company’s 770 Broadway and 595 Madison Avenue office properties, as the proceeds are held in a restricted mortgage escrow account which bears interest at the same rate as the loans.

(3)          The effect of a 1% change in partially-owned debt base rates shown above is calculated after including $45,700 representing the Company’s 14.9% share of Prime Group Realty L.P.’s (“PGE”) outstanding variable rate debt as at December 31, 2002.  PGE has not filed its quarterly report on Form 10-Q for the quarter ended March 31, 2003, prior to the filing of this quarterly report on Form 10-Q.

The fair value of the Company’s debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $144,442,000 at March 31, 2003.

Item 4.   Controls and Procedures

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Vornado Realty Trust’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.            OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is from time to time involved in legal actions arising in the ordinary course of its business.  In the opinion of management, after consultation with legal counsel, the outcome of such matters, including in respect of the matters referred to below, is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Primestone

As previously disclosed, Primestone filed an amended counterclaim against the Company in Delaware Chancery Court, alleging, among other things, that Vornado’s April 30, 2002 foreclosure on the collateral pledged by Primestone did not comply with the Uniform Commercial Code and that Vornado had tortiously interfered with Primestone’s business relations.  On December 19, 2002, the Delaware Chancery Court dismissed all of Primestone’s counterclaims.  Primestone appealed to the Delaware Supreme Court.  On April 16, 2003, the Delaware Supreme Court unanimously affirmed the Chancery Court’s decision.  On May 1, 2003, Primestone filed motion papers seeking to reargue the appeal.

Stop & Shop

As previously disclosed, on January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated.  Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, terminated the Company’s right to reallocate.  On March 3, 2003, after the Company moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint.  On March 26, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its withdrawn District of New Jersey complaint.  On April 9, 2003, the Company removed the New York Supreme Court complaint to the United States District Court for the Southern District of New York.  The Company believes that the additional rent provision of the guaranty expires at the earliest in 2012 and will vigorously oppose Stop & Shop’s complaint.

Item 2.    Changes in Securities and Use of Proceeds

During the three months ended March 31, 2003, the Company issued 2,164 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units in private placements in earlier periods in exchange for their interests in limited partnerships that owned real estate.  The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.
(b)	Reports on Form 8-K

During the quarter ended March 31, 2003, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: May 8, 2003	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President - Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

CERTIFICATION

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 8, 2003

/s/ Steven Roth
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 8, 2003

/s/ Joseph Macnow
Joseph Macnow,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

3.1	—

Amended and Restated Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 16, 1993 - Incorporated by reference to Exhibit 3(a) of Vornado’s Registration Statement on Form S-4 (File No. 33-60286), filed on April 15, 1993

*

3.2	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on May 23, 1996 - Incorporated by reference to Exhibit 3.2 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

*

3.3	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 3, 1997 - Incorporated by reference to Exhibit 3.3 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11954), filed on March 11, 2002

*

3.4	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997 - Incorporated by reference to Exhibit 3.2 of Vornado’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.5	—	Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998

3.6	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on November 24, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.7	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 20, 2000 - Incorporated by reference to Exhibit 3.5 of Vornado’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.8	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on September 14, 2000 - Incorporated by reference to Exhibit 4.6 of Vornado’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

3.9	—

Articles of Amendment of Declaration of Trust of Vornado dated May 31, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on June 13, 2002 - incorporated by reference to Exhibit 3.9 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954)

*

3.10	—

Articles of Amendment of Declaration of Trust of Vornado dated June 6, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on June 13, 2002 - incorporated by reference to Exhibit 3.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954)

*

*              Incorporated by reference

Exhibit No.

3.11	—	Articles Supplementary Classifying Vornado’s $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share

3.12	—

Articles Supplementary Classifying Vornado’s $3.25 Series A Convertible Preferred Shares of Beneficial Interest, as filed with the State Department of Assessments and Taxation of Maryland on December 15, 1997 - Incorporated by reference to Exhibit 3.10 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 31, 2002

*

3.13	—

Articles Supplementary Classifying Vornado’s Series D-1 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, no par value (the “Series D-1 Preferred Shares”) - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998

*

3.14	—

Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on February 9, 1999

*

3.15	—

Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado’s Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999

*

3.16	—

Articles Supplementary Classifying Vornado’s Series C 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.7 of Vornado’s Registration Statement on Form 8-A (File No. 001-11954), filed on May 19, 1999

*

3.17	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-2 8.375% Cumulative Redeemable Preferred Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.18	—

Articles Supplementary Classifying Vornado’s Series D-3 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

3.19	—

Articles Supplementary Classifying Vornado’s Series D-4 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

*              Incorporated by reference

Exhibit No.

3.20	—

Articles Supplementary Classifying Vornado’s Series D-5 8.25% Cumulative Redeemable Preferred Shares - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999

*

3.21	—

Articles Supplementary Classifying Vornado’s Series D-6 8.25% Cumulative Redeemable Preferred Shares, dated May 1, 2000, as filed with the State Department of Assessments and Taxation of Maryland on May 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed May 19, 2000

*

3.22	—

Articles Supplementary Classifying Vornado’s Series D-7 8.25% Cumulative Redeemable Preferred Shares, dated May 25, 2000, as filed with the State Department of Assessments and Taxation of Maryland on June 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000

*

3.23	—

Articles Supplementary Classifying Vornado’s Series D-8 8.25% Cumulative Redeemable Preferred Shares - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000

*

3.24	—

Articles Supplementary Classifying Vornado’s Series D-9 8.75% Preferred Shares, dated September 21, 2001, as filed with the State Department of Assessments and Taxation of Maryland on September 25, 2001 - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.25	—

Amended and Restated Bylaws of Vornado, as amended on March 2, 2000 - Incorporated by reference to Exhibit 3.12 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

3.26	—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 (the “Partnership Agreement”)

3.27	—	Amendment to the Partnership Agreement, dated as of December 16, 1997

3.28	—

Second Amendment to the Partnership Agreement, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998

*

3.29	—

Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998

*

3.30	—

Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999

*

*              Incorporated by reference

Exhibit No.

3.31	—

Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999

*

3.32	—

Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.33	—

Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.34	—

Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.35	—

Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999

*

3.36	—

Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

3.37	—

Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999

*

3.38	—

Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000

*

3.39	—

Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000

*

3.40	—

Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000

*

3.41	—

Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

*              Incorporated by reference

Exhibit No.

3.42	—

Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.43	—

Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.44	—

Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002

*

3.45	—

Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954)

*

3.46	—	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003

4.1	—	Instruments defining the rights of security holders (see Exhibits 3.1 through 3.24 of this Quarterly Report on Form 10-Q)	*

4.2	—

Specimen certificate representing Vornado’s Common Shares of Beneficial Interest, par value $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Vornado’s Registration Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995

*

4.3	—	Specimen certificate representing Vornado’s $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share, no par value

4.4	—

Specimen certificate evidencing Vornado’s Series B 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado’s Registration Statement on Form 8-A (File No. 001-11954), filed on March 15, 1999

*

4.5	—

Specimen certificate evidencing Vornado’s 8.5% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado’s Registration Statement on Form 8-A (File No. 001-11954), filed May 19, 1999

*

4.6	—

Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, LaSalle Bank National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc. - Incorporated by reference to Exhibit 10.48 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

*              Incorporated by reference

Exhibit No.

4.7	—

Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.’s Current Report on Form 8-K dated June 19, 2002 (File No. 000-22685), filed on June 24, 2002

*

4.8	—

Officer’s Certificate pursuant to Sections 102 and 301 of the Indenture, dated June 24, 2002 - Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

10.1**	—

Amendment No. 1 to Deferred Stock Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003 - Incorporated by reference to Exhibit 10.62 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.2**	—

Amendment to Employment Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003 - Incorporated by reference to Exhibit 10.61 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

15.1	—	Letter regarding Unaudited Interim Financial Information

*              Incorporated by reference

**           Management contract or compensatory plan.