Form 10-Q
period 2003-06-30
VORNADO REALTY TRUST
filed 2003-08-08
CIK 899689

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

or

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

☒ Yes    ☐ No

As of August 1, 2003, 112,871,552 of the registrant’s common shares of beneficial interest are outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Amounts in thousands, except share amounts)	June 30, 2003	December 31, 2002

ASSETS
Real estate, at cost:
Land	$1,447,235	$1,447,414
Buildings and improvements	5,886,384	5,846,338
Development costs and construction in progress	83,729	40,294
Leasehold improvements and equipment	69,618	67,521
Total	7,486,966	7,401,567
Less accumulated depreciation and amortization	(800,612)	(713,069)
Real estate, net	6,686,354	6,688,498
Assets related to discontinued operations	124,124	125,294
Cash and cash equivalents, including U.S. government obligations under repurchase agreements of $38,560 and $33,393	173,199	208,200
Escrow deposits and restricted cash	139,460	263,125
Marketable securities	65,084	42,525
Investments and advances to partially-owned entities, including Alexander’s of $200,088 and $193,879	1,051,064	997,711
Due from Officers	20,811	20,643
Accounts receivable, net of allowance for doubtful accounts of $16,287 and $13,887	75,446	65,754
Notes and mortgage loans receivable	60,489	86,581
Receivable arising from the straight-lining of rents, net of allowance of $4,887 and $4,071	247,568	229,467
Other assets	327,981	290,381
TOTAL ASSETS	$8,971,580	$9,018,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$3,461,714	$3,537,720
Senior Unsecured Notes due 2007, at fair value (accreted face amount of $499,426 and $499,355)	542,880	533,600
Accounts payable and accrued expenses	190,643	202,756
Officers’ compensation payable	18,351	16,997
Deferred credit	54,298	59,362
Other liabilities	4,730	3,030
Total liabilities	4,272,616	4,353,465
Minority interest of unitholders in the Operating Partnership	1,937,746	2,037,358
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized 70,000,000 shares;
Series A: liquidation preference $50.00 per share; issued and outstanding 1,436,623 and 1,450,623 shares	71,834	72,535
Series B: liquidation preference $25.00 per share; issued and outstanding 3,400,000 shares	81,805	81,805
Series C: liquidation preference $25.00 per share; issued and outstanding 4,600,000 shares	111,148	111,148
Common shares of beneficial interest: $.04 par value per share; authorized, 270,000,000 shares; issued and outstanding, 112,275,653 and 108,629,736 shares	4,492	4,320
Additional capital	2,597,960	2,481,414
Distributions in excess of net income	(151,156)	(169,629)
	2,716,083	2,581,593
Deferred compensation shares earned but not yet delivered	68,204	66,660
Deferred compensation shares issued but not yet earned	(8,561)	(2,629)
Accumulated other comprehensive loss	(9,804)	(13,564)
Due from officers for purchase of common shares of beneficial interest	(4,704)	(4,704)
Total shareholders’ equity	2,761,218	2,627,356
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,971,580	$9,018,179

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands except per share amounts)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Rentals	$313,848	$303,467	$625,211	$599,360
Expense reimbursements	44,058	35,203	87,428	71,742
Fee and other income	16,630	7,033	29,760	13,763
Total revenues	374,536	345,703	742,399	684,865

Expenses:
Operating	141,635	121,589	290,055	244,798
Depreciation and amortization	53,974	49,352	105,597	96,731
General and administrative	27,436	23,501	54,672	46,719
Amortization of officer’s deferred compensation expense	—	6,875	—	13,750
Total expenses	223,045	201,317	450,324	401,998

Operating income	151,491	144,386	292,075	282,867
Income applicable to Alexander’s	4,348	4,487	11,602	10,055
Income from partially-owned entities	19,799	9,826	43,033	23,612
Interest and other investment income	3,628	9,934	13,424	19,577
Interest and debt expense	(58,485)	(59,212)	(116,238)	(116,335)
Net loss on disposition of wholly-owned and partially-owned assets	(1,294)	(4,981)	(1,106)	(3,450)
Minority interest:
Perpetual preferred unit distributions	(17,738)	(18,254)	(35,476)	(36,508)
Minority limited partnership earnings	(19,388)	(19,229)	(39,483)	(34,344)
Partially-owned entities	35	(554)	(736)	(1,543)
Income from continuing operations	82,396	66,403	167,095	143,931
Discontinued operations	5,361	4,046	12,404	8,174
Cumulative effect of change in accounting principle	—	—	—	(30,129)
Net income	87,757	70,449	179,499	121,976

Preferred share dividends	(5,426)	(5,896)	(10,851)	(12,027)
NET INCOME applicable to common shares	$82,331	$64,553	$168,648	$109,949

NET INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$.66	$.57	$1.42	$1.26
Discontinued operations	.05	.04	.11	.08
Cumulative effect of change in accounting principle	—	—	—	(.29)
Net income per common share	$.74	$.61	$1.53	$1.05

NET INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$.66	$.54	$1.38	$1.21
Discontinued operations	.05	.04	.11	.08
Cumulative effect of change in accounting principle	—	—	—	(.28)
Net income per common share	$.71	$.58	$1.49	$1.01

DIVIDENDS PER COMMON SHARE	$.68	$.66	$1.36	$1.32

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
(Amounts in thousands)	2003	2002
Cash Flows From Operating Activities:
Net income	$179,499	$121,976
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(2,644)	—
Minority interest	75,695	72,395
Net loss on disposition of wholly-owned and partially-owned assets	1,106	3,450
Depreciation and amortization	105,597	95,507
Straight-lining of rental income	(18,874)	(17,298)
Amortization of acquired below market leases, net	(3,752)	(6,234)
Equity in income of Alexander’s	(11,602)	(10,055)
Equity in income of partially-owned entities	(43,033)	(23,612)
Cumulative effect of change in accounting principle	—	30,129
Amortization of Officer’s deferred compensation expense	—	13,750
Changes in operating assets and liabilities	(17,504)	(32,710)
Net cash provided by operating activities	264,488	247,298

Cash Flows From Investing Activities:
Development costs and construction in progress	(32,237)	(34,841)
Additions to real estate	(42,990)	(60,323)
Investments in partially-owned entities	(36,011)	(21,984)
Distributions from partially-owned entities	33,439	67,454
Proceeds received from repayment of notes and mortgage loans receivable	26,092	60,000
Cash restricted for mortgage escrows and tenant improvements	123,665	(113,831)
Proceeds from sale of real estate	4,752	—
Acquisition of Building Maintenance Service Company	(13,000)	—
Acquisition of Kaempfer Management Company	(31,237)	—
Acquisitions of real estate	(30,000)	—
Proceeds from sale of marketable securities	—	53,445
Real estate deposits and other	—	(24,970)
Investment in notes and mortgage loans receivable	—	(741)
Net cash provided by (used in) investing activities	2,473	(75,791)

Cash Flows From Financing Activities:
Dividends paid on common shares	(150,175)	(169,838)
Repayments of borrowings	(293,006)	(200,612)
Distributions to minority partners	(89,547)	(70,782)
Dividends paid on preferred shares	(10,851)	(12,027)
Exercise of stock options	24,617	23,728
Proceeds from borrowings	217,000	619,965
Proceeds from issuance of common shares	—	56,658
Net cash (used in) provided by financing activities	(301,962)	247,092
Net (decrease) increase in cash and cash equivalents	(35,001)	418,599
Cash and cash equivalents at beginning of period	208,200	265,584
Cash and cash equivalents at end of period	$173,199	$684,183

Supplemental Disclosure Of Cash Flow Information:
Cash payments for interest (including capitalized interest of $2,196 and $4,721)	$125,171	$113,172

Non-Cash Transactions:
Class A units issued in acquisitions	$3,600	$607,155
Financing assumed in acquisitions	—	991,980
Unrealized gain on securities available for sale	4,467	—
Capitalized development payroll	1,045	1,719

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      Organization

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”). Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 81% of the common limited partnership interest in, the Operating Partnership at June 30, 2003.  All references to the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.             Basis of Presentation

The consolidated balance sheet as of June 30, 2003, the consolidated statements of income for the three and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vornado’s annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

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

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented the Company reclassified its consolidated statements of operations to reflect income and expenses for properties which are held for sale or sold during 2003 as discontinued operations and reclassified assets and liabilities related to such properties as assets related to discontinued operations and liabilities related to discontinued operations on its consolidated balance sheets.

3.             Recently Issued Accounting Standards

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 – Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 – Consolidation of Variable Interest Entities, which requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a “primary beneficiary”, has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation No. 46.  An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity.  Interpretation No. 46 applies immediately to all variable interest entities created after January 31, 2003.  For variable interest entities created by public companies before February 1, 2003, Interpretation No. 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described by Interpretation No. 46 occur.  The adoption of this statement on July 1, 2003 will cause the Company to consolidate its 85% equity investment in 400 North LaSalle, a development joint venture which has total assets of $68,500,000 and no operating results as the project is under development and all costs are being capitalized.

SFAS No. 149 – Amendment of SFAS 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

SFAS No. 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for classifying and measuring as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150 on July 1, 2003 will not have a material effect on the Company’s consolidated financial statements.

4.             Acquisitions, Dispositions and Financings

Acquisitions

Upon acquisition of real estate, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values.  The Company utilizes third party appraisers or methods similar to those used by third party appraisers such as estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information.

4.             Acquisitions, Dispositions and Financings - continued

The fair value of the tangible assets (land, building and improvements) of an acquired property considers the value of the property as if it were vacant.  The fair value of the identified intangible assets and liabilities for (1) above and below market in-place leases is based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the market lease rates measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized above market (deferred charge) or below market (deferred credit) intangible is amortized to rental income over the non-cancelable term of the respective leases and (2) the aggregate value of the other acquired identified intangible assets, consisting of in-place leases and tenant relationships considers the difference between the estimated fair value of the property as if vacant and the estimated value of property as if occupied at the level it was on the date of acquisition, adjusted to market rental rates.  Management considers current market conditions and costs to execute similar leases in arriving at an estimate of carrying costs during the expected lease-up period in determining the value of in-place leases.  In estimating carrying costs management includes real estate taxes, insurance, other operating expenses and estimates of lost revenue during the expected lease-up periods and costs to execute similar leases including commissions and other related costs.  In estimating the value of tenant relationships management considers, among other factors, the nature and extent of the existing tenant relationship and the expectation of lease renewals, growth prospects and tenant credit quality.  The value of the tenant relationship is amortized over the anticipated life of the relationship while the value of the in-place leases is amortized over the non-cancelable term of the acquired in-place leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

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

For the three and six months ended June 30, 2003, BMS revenues of $6,977,000 and $14,675,000 are included in fee and other income and BMS expenses of $4,456,000 and $10,524,000 are included in operating expenses in the Company’s consolidated statements of income.

Kaempfer Company (“Kaempfer”)

On April 9, 2003, the Company acquired Kaempfer, which owns partial interests in six Class “A” office properties in Washington D.C., manages and leases these properties and four others for which it receives customary fees and has options to acquire certain other real estate interests, including 50% of Kaempfer’s 5% interest in the planned redevelopment of Waterfront, located at 401 M Street, a mixed-use project in Southwest Washington D.C.  Kaempfer’s equity interest in the properties approximates 5.0%.  The aggregate purchase price for the equity interests and the management and leasing business was $33,400,000 (consisting of $29,800,000 in cash and $3,600,000 of Vornado’s Operating Partnership Units) and may be increased by up to $9,000,000 based on the performance of the management company.  This acquisition was recorded as a business combination under the purchase method of accounting.  Accordingly, the operations of Kaempfer are consolidated into the accounts of the Company beginning April 9, 2003.

The six Class “A” office buildings contain 1.8 million square feet and are as follows: the Warner Building located at 1299 Pennsylvania Avenue containing 600,000 square feet, the Investment Building located at 1501 K Street containing 380,000 square feet, the Commonwealth Tower located at 1300 Wilson Boulevard in Rosslyn, VA, containing 343,000 square feet, the Bowen Building (under development) located at 875 15th Street containing 220,000 square feet, 1925 K Street containing 150,000 square feet, and the Executive Tower located at 1399 New York Avenue, containing 123,000 square feet.  Kaempfer, which was founded in 1977 and has 65 employees, was combined with the Company’s Charles E. Smith Commercial Realty division (“CESCR”).  Mitchell N. Schear, the President of Kaempfer, has become President of CESCR.

4.             Acquisitions, Dispositions and Financings - continued

20 Broad Street

On May 2, 2003, the Company acquired the remaining 40% of a 78-year leasehold interest in 20 Broad Street it did not already own.  The purchase price was approximately $30,000,000 in cash.  20 Broad Street contains 466,000 square feet of office space, of which 348,000 square feet is leased to the New York Stock Exchange.  Prior to the acquisition of the remaining 40%, the Company consolidated the operations of this property and reflected the 40% interest that it did not own as a component of minority interest.  Subsequent to this acquisition, the Company will no longer reflect the 40% minority interest.

2101 L Street

On August 4, 2003, the Company completed the acquisition of 2101 L Street, a 370,000 square foot office building located in Washington D.C.  The consideration for the acquisition consisted of approximately 1.1 million newly issued Vornado Realty L.P. partnership units (valued at approximately $50,000,000) and the assumption of existing mortgage debt and transaction costs totaling approximately $32,000,000.  Mr. Robert H. Smith and Mr. Robert P. Kogod, trustees of Vornado, together with family members own approximately 24 percent of the limited partnership that sold the building.  Mr. Smith is also a general partner in the limited partnership.

Dispositions

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain of $2,644,000.

The Company recognized a gain of $188,000 in the three months ended March 31, 2003 and gains of $1,531,000 and $1,875,000 in the three and six months ended June 30, 2002 from the sale of residential condominiums in Chicago, Illinois, which are included in the income statement caption “net loss on disposition of wholly-owned and partially-owned assets.”

On June 27, 2003, the Park Laurel joint venture completed the sale of the remaining condominium unit in the project resulting in a net gain to the Company of $94,000.

On June 13, 2003, the Company received its $5,000,000 share of a settlement with affiliates of Primestone Investment Partners of the amounts due under the guarantees of the Primestone loans.  In connection therewith, the Company recognized a $1,388,000 loss on settlement of the guarantees which has been reflected as a component of Net Loss on Dispositions of Wholly-owned and Partially-owned Assets in the Company’s consolidated income statement for the three months and six ended June 30, 2003.

Financings

On February 25, 2002, the Company sold 1,398,743 common shares based on the closing price of $42.96 on the NYSE.  The net proceeds to the Company were approximately $56,658,000.

For further details of the Company’s financing activities see Note 6. - Debt.

5.             Investments and Advances to Partially-Owned Entities

The Company’s investments and advances to partially-owned entities and income recognized from such investments are as follows:

Investments and Advances:

(Amounts in thousands)	June 30, 2003	December 31, 2002
Temperature Controlled Logistics	$466,540	$459,559
Alexander’s	200,088	193,879
Newkirk Master Limited Partnership (“MLP”)	202,909	182,465
400 North LaSalle Joint Venture	64,024	36,585
Monmouth Mall Joint Venture	32,679	31,416
Partially-Owned Office Buildings	43,211	27,164
Starwood Ceruzzi Joint Ventures	24,967	24,959
Prime Group Realty L.P.	—	23,408
Park Laurel	—	3,481
Other	16,646	14,795
	$1,051,064	$997,711

Income:

For The Three Months Ended June 30,

For The Six Months Ended June 30,

(Amounts in thousands)

2003

2002

2003

2002

Income applicable to Alexander’s:

33.1% share of equity in net (loss) income	$(1,655)		$(525)	$(215)		$494
Interest income (1)	2,567		2,756	5,094		5,287
Development and guarantee fees (1)	2,366		1,158	4,559		1,974
Management and leasing fees (1)	1,070		1,098	2,164		2,300
	$4,348		$4,487	$11,602		$10,055
Temperature Controlled Logistics:
60% share of equity in net income (loss)	$1,316		$(424)	$5,677		$3,383
Management fee (40% of 1% per annum of Total Combined Assets, as defined)	1,384		1,389	2,753		2,765
Other	250		122	372		244
	2,950		1,087	8,802		6,392

Newkirk MLP:
22.6% share of equity in income	8,378	(2)	5,974	23,557	(2)	11,403
Interest and other income	1,750		2,326	3,571		4,597
	10,128		8,300	27,128		16,000
Partially-Owned Office Buildings	791		726	1,409		1,276
Other	5,930	(3)	(287)	5,694	(3)	(56)
	$19,799		$9,826	$43,033		$23,612

(1)          Alexander’s capitalizes the fees and interest charged by the Company.  Because the Company owns 33.1% of Alexander’s, the Company recognizes 66.9% of such amounts as income and the remainder is reflected as a reduction of the Company’s carrying amount of the investment in Alexander’s.

(2)          The three months ended June 30, 2003 includes $1,900 for the Company’s share of gains on sale of real estate.  The six months ended June 30, 2003 includes net gains of $9,900 from the sale of properties and the early extinguishment of debt in the first quarter of 2003.

(3)          Includes $4,576 and $5,583 for the Company’s share of Prime Group Realty L.P.’s equity in net income recognized by the Company in the three and six months ended June 30, 2003, which the Company records on a one-quarter lag basis.  Included in these amounts is $4,413 for the Company’s share of Prime Group’s lease termination fee income recognized by the Company in the second quarter of 2003.

5.             Investments and Advances to Partially-Owned Entities - continued

Below is a summary of the debt of partially owned entities as of June 30, 2003 and December 31, 2002, none of which is guaranteed by the Company.

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	June 30, 2003		December 31, 2002
Alexander’s (33.1% interest):
Due to Vornado on January 3, 2006 with interest at 12.48% (prepayable without penalty)	$124,000		$119,000
Lexington Avenue construction loan payable, due on January 3, 2006, plus two one-year extensions, with interest at LIBOR plus 2.50% (3.62% at June 30, 2003)	142,957		55,500
Rego Park mortgage payable, due in June 2009, with interest at 7.25%	82,000		82,000
Kings Plaza Regional Shopping Center mortgage payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	217,950		219,308
Paramus mortgage payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000		68,000
Temperature Controlled Logistics (60% interest):
Mortgage notes payable collateralized by 58 temperature controlled warehouses, due from 2004 to 2023 with a weighted average interest rate of 6.92% (various prepayment terms)	530,312		537,716
Other notes and mortgages payable	37,037		37,789

Newkirk MLP (22.6% interest):
Portion of first mortgages and contract rights, collateralized by the partnership’s real estate, due from 2003 to 2024, with a weighted average interest rate of 10.1% at June 30, 2003 (various prepayment terms)	1,283,649		1,432,438
Prime Group Realty L.P. (14.9% interest):
24 mortgages payable	—	(1)	868,374
Partially Owned Office Buildings:
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000		60,000
Fairfax Square (20% interest) mortgage note payable due in August 2009, with interest at 7.50%	68,485		68,900
825 Seventh Avenue (50% interest) mortgage payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	23,190		23,295
Orleans Hubbard (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,882		9,961
Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	15,735		15,860
Kaempfer Equity Interests (1% to 10% interests in six partnerships)
Mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2031, with a weighted average interest rate of 6.56% at June 30, 2003 (various prepayment terms)	378,642		—
Monmouth Mall (50% interest):
Mortgage note payable, due in November 2005, with interest at LIBOR + 2.05% and two one-year extension options (3.65% at June 30, 2003)	135,000		135,000

Based on the Company’s ownership interest in the partially-owned entities above, the Company’s share of the debt of these partially-owned entities was $935,525,000 and $1,048,108,000 as of June 30, 2003 and December 31, 2002.

(1)          The Company’s investment in Prime Group Realty L.P. was converted into common shares of Prime Group Realty Trust on May 23, 2003, and is reflected as a marketable security at June 30, 2003.

Temperature Controlled Logistics

Based on the joint venture’s policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $7,726,000 and $11,103,000 of rent it was due for the three and six months ended June 30, 2003 and $3,744,000 and $5,552,000 of rent it was due for the three and six months ended June 30, 2002, which together with previously deferred rent is $35,452,000.

On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2004 from December 31, 2003.

On March 28, 2003, a joint venture in which the Company had a 44% interest acquired $6,640,000 of trade receivables from AmeriCold Logistics for $6,500,000 in cash (a 2% discount).  These receivables were collected in full during the second quarter of 2003.

Alexander’s

Alexander’s is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.  As of June 30, 2003, the Company has a receivable from Alexander’s of $16,440,000 under the management and development agreement.

At June 30, 2003, the Company had loans receivable from Alexander’s of $124,000,000, including $29,000,000 drawn under a $50,000,000 line of credit, of which $5,000,000 was drawn this quarter.  The maturity date of the loan and the line of credit is the earlier of January 3, 2006 or the date the Alexander’s Lexington Avenue construction loan is repaid.  The interest rate on the loan and line of credit, which resets quarterly using the same spread to treasuries as presently exists with a 3% floor for treasuries, is 12.48% at June 30, 2003.  The Company believes that although Alexander’s has disclosed that it does not have positive cash flow sufficient to repay this loan to the Company currently, Alexander’s will be able to repay the loan upon the successful development and permanent financing of its Lexington Avenue development project or through asset sales.

Equity in income from Alexander’s reflects the Company’s share of Alexander’s stock appreciation rights compensation expense of $3,285,000 and $1,402,000 for the three months ended June 30, 2003 and 2002, respectively, based on a closing Alexander’s stock price of $83.49 and $76.80 on June 30, 2003 and 2002.

Prime Group Realty L.P.

On May 23, 2003, the Company exercised its right to exchange the 3,972,447 units it owned in Prime Group Realty L.P. for 3,972,447 common shares in Prime Group Realty Trust (NYSE: PGE).  Prior to the exchange, the Company accounted for its investment in the partnership on the equity method.

Subsequent to the exchange, since the Company’s shares represent less than a 20% ownership interest in PGE, which is not a partnership, and the Company does not exercise direct or indirect control over PGE, the Company is accounting for its investment in PGE as a marketable equity security – available for sale.  Accordingly, the carrying amount previously included in Investments and Advances to Partially-owned Entities has been reclassified to Marketable Securities on the Company’s consolidated balance sheet as of June 30, 2003.  The Company was also required to mark-to-market these securities based on the closing price of the PGE shares on the NYSE on June 30, 2003, and recognized a $2,805,000 unrealized gain, which is not included in the Company’s net income, but is reflected as a component of Accumulated Other Comprehensive Loss in the Shareholders’ Equity section of the consolidated balance sheet.  From the date of exchange, income recognition is limited to dividends received on the PGE shares.

On June 13, 2003, the Company received its $5,000,000 share of a settlement with affiliates of Primestone Investment Partners of the amounts due under the guarantees of the Primestone loans.  In connection therewith, the Company recognized a $1,388,000 loss on settlement of the guarantees which has been reflected as a component of Net Loss on Dispositions of Wholly-owned and Partially-owned Assets in the Company’s consolidated income statement for the three months ended June 30, 2003.

6.                                      Debt

Following is a summary of the Company’s debt:

(Amounts in thousands)	Maturity	Interest Rate as at June 30, 2003	Balance as of
			June 30, 2003	December 31, 2002
Notes and Mortgages Payable:
Fixed Interest:
Office:
NYC Office:
Two Penn Plaza	03/04	7.08%	$153,073	$154,669
888 Seventh Avenue	02/06	6.63%	105,000	105,000
Eleven Penn Plaza	05/07	8.39%	49,854	50,383
866 UN Plaza	04/04	7.79%	33,000	33,000
CESCR Office:
Crystal Park 1-5	07/06-08/13	6.66%-7.08%	262,575	264,441
Crystal Gateway 1-4 Crystal Square 5	07/12-01/25	6.75%-7.09%	215,191	215,978
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	145,112	146,081
Skyline Place	08/06-12/09	6.60%-6.93%	137,743	139,212
1101 17th , 1140 Connecticut, 1730 M & 1150 17th	08/10	6.74%	96,617	97,318
Courthouse Plaza 1 and 2	01/08	7.05%	79,535	80,062
Crystal Gateway N., Arlington Plaza and 1919 S. Eads	11/07	6.77%	72,125	72,721
Reston Executive I, II & III	01/06	6.75%	73,365	73,844
Crystal Plaza 1-6	10/04	6.65%	69,653	70,356
One Skyline Tower	06/08	7.12%	65,293	65,764
Crystal Malls 1-4	12/11	6.91%	63,377	65,877
1750 Pennsylvania Avenue	06/12	7.26%	49,569	49,794
One Democracy Plaza	02/05	6.75%	27,309	27,640
Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	484,619	487,246
Green Acres Mall	02/08	6.75%	149,557	150,717
Montehiedra Town Center	05/07	8.23%	59,248	59,638
Las Catalinas Mall	11/13	6.97%	67,219	67,692
Merchandise Mart:
Market Square Complex	07/11	7.95%	47,633	48,213
Washington Design Center	10/11	6.95%	48,257	48,542
Washington Office Center	02/04	6.80%	44,061	44,924
Furniture Plaza	02/13	5.23%	46,552	—
Other	10/10-06/13	7.52%-7.71%	18,567	18,703
Other:
Industrial Warehouses	10/11	6.95%	49,207	49,423
Student Housing Complex	11/07	7.45%	18,899	19,019
Other	08/21	9.90%	6,928	6,937
Total Fixed Interest Notes and Mortgages Payable		7.36%	2,739,138	2,713,194

6.                                      Debt - continued

(Amounts in thousands)	Maturity		Spread over LIBOR	Interest Rate as at June 30, 2003	Balance as of
					June 30, 2003	December 31, 2002
Notes and Mortgages Payable:
Variable Interest:
Office:
NYC Office:
One Penn Plaza	06/05		L+125	2.25%	$275,000	$275,000
595 Madison Avenue		(2)	L+40	1.72%	20,000	70,345
770 Broadway (1)	06/06		L+105	2.36%	170,000	83,314
909 Third Avenue		(2)	L+165	2.96%	105,254	105,837
CESCR Office:
Tyson Dulles Plaza (1)	N/A		L+130	2.61%	—	69,507
Commerce Executive III, IV & V		(3)	L+150	2.61%	52,944	53,307
Merchandise Mart:
Furniture Plaza	N/A		L+200	—	—	48,290
33 North Dearborn Street (1)	N/A		L+175	—	—	18,926
Other:
Palisades construction loan	12/03		L+185	2.79%	99,378	100,000
Total Variable Interest Notes and Mortgages Payable				2.47%	722,576	824,526
Total Notes and Mortgages Payable				6.34%	$3,461,714	$3,537,720

Senior unsecured notes due 2007 at fair value (accreted face amount of $499,426 and $499,355)	06/07		L+77	1.96%	$542,880	$533,600

Unsecured revolving credit facility (4)		(4)	L+90	N/A	$—	$—

(1)          On June 9, 2003, the Company completed a $170,000 mortgage financing of its 770 Broadway property.  The loan bears interest at LIBOR plus 1.05%, is prepayable after one year without penalty and matures in June 2006 with two-one year extension options.  The proceeds of the new loan were used primarily to repay (i) a $18,926 mortgage loan on 33 North Dearborn, (ii) a $69,507 mortgage loan on Tysons Dulles Plaza, and (iii)$40,000 of borrowings under the Company’s unsecured revolving credit facility.  In connection with the closing of the 770 Broadway loan, the Company purchased an interest rate cap, and simultaneously sold an interest rate cap with the same terms. Since these instruments do not reduce the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments is expected to substantially offset one another.  Simultaneously with the completion of the 770 Broadway loan, the Company used cash from its mortgage escrow account to repay $133,659 of the $153,659 of debt previously cross-collateralized by its 770 Broadway and 595 Madison Avenue properties.

(2)          On August 4, 2003, the Company completed a refinancing of its 909 Third Avenue mortgage loan.  The new $125,000 mortgage loan is for a term of three years and bears interest at LIBOR plus .70% and has two one-year extension options.  Simultaneously with the completion of the 909 Third Avenue loan, the Company used cash from its mortgage escrow account to repay the balance of $20,000 of debt previously cross-collateralized by its 770 Broadway and 595 Madison Avenue properties.

(3)          On July 31, 2003, the Company replaced the mortgage on the Commerce Executive property with (i) a new $43,000 non-recourse mortgage loan at LIBOR plus 1.50% with a two-year term and a one-year extension option and (ii) a $10,000 unsecured loan for three years at LIBOR plus .65% with a one-year extension option.

(4)          On July 3, 2003, the Company entered into a new $600 million unsecured revolving credit facility which has replaced its $1 billion unsecured revolving credit facility due to mature in July, 2003.  The new facility has a three-year term, a one-year extension option and bears interest at LIBOR plus .65%.  The Company also has the ability under the new facility to seek up to $800 million of commitments during the facility’s term.  The new facility contains financial covenants similar to the prior facility.

7.                                      Fee And Other Income

The following table sets forth the details of fee and other income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands)	2003	2002	2003	2002
Tenant cleaning fees	$6,977	$—	$14,675	$—
Management and leasing fees	3,767	3,567	6,045	7,504
Other income	5,886	3,466	9,040	6,259
	$16,630	$7,033	$29,760	$13,763

The above table excludes fee income from partially-owned entities which is included in income from partially-owned entities (see Note 5).  Fee and other income above includes management fee income from Interstate Properties, a related party, of $387,000 and $381,000 in the three months ended June 30, 2003 and 2002 and $563,000 and $584,000 in the six months ended June 30, 2003 and 2002.

8.                                      Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands except per share amounts)	2003	2002	2003	2002
Numerator:
Income from continuing operations	$82,396	$66,403	$167,095	$143,931
Discontinued operations	5,361	4,046	12,404	8,174
Cumulative effect of change in accounting principle	—	—	—	(30,129)
Net income	87,757	70,449	179,499	121,976
Preferred share dividends	(5,426)	(5,896)	(10,851)	(12,027)

Numerator for basic income per share – net income applicable to common shares	82,331	64,553	168,648	109,949

Impact of assumed conversions:
Series A Preferred share dividends	1,175	—	2,350	—

Numerator for diluted income per share – net income applicable to common shares and assumed conversions	$83,506	$64,553	$170,998	$109,949

Denominator:
Denominator for basic income per share – weighted average shares	111,478	105,903	110,297	104,486
Effect of dilutive securities:
Series A Convertible Preferred Shares	1,992	—	1,998	—
Employee stock options	3,191	4,464	2,604	4,204
Deferred compensation shares issued but not yet earned	220	347	187	264

Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	116,881	110,714	115,086	108,954

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$.69	$.57	$1.42	$1.26
Discontinued operations	.05	.04	.11	.08
Cumulative effect of change in accounting principle	—	—	—	(.29)
Net income per common share	$.74	$.61	$1.53	$1.05

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$.66	$.54	$1.38	$1.21
Discontinued operations	.05	.04	.11	.08
Cumulative effect of change in accounting principle	—	—	—	(.28)
Net income per common share	$.71	$.58	$1.49	$1.01

9.                                      Comprehensive Income

The following table sets forth the Company’s comprehensive income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands)	2003	2002	2003	2002
Net income applicable to common shares	$82,331	$64,553	$168,648	$109,949
Other comprehensive income (loss)	3,669	(11,787)	3,760	(8,862)
Comprehensive income	$86,000	$52,766	$172,408	$101,087

10.                               Stock-Based Compensation

As part of the 2002 annual compensation review, in lieu of stock options, on January 28, 2003 the Company granted 166,990 restricted shares at $34.50 per share (the then closing stock price on the NYSE) to employees of the Company.  These awards vest over a 5-year period.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period.  In the six months ended June 30, 2003, the Company recognized compensation expense of $1,544,000, of which $474,000 related to the January 2003 awards.

Prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method (i.e. the difference between the price per share at the grant date and the option exercise price).  Accordingly, no stock-based compensation was recognized in the Company’s financial statements for these years.  If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2003	2002	2003	2002
Net income applicable to common shares:
As reported	$82,331	$64,553	$168,648	$109,949
Stock-based compensation cost, net of minority interest	(1,094)	(2,023)	(2,187)	(4,046)
Pro-forma	$81,237	$62,530	$166,461	$105,903
Net income per share applicable to common shares:
Basic:
As reported	$.74	$.61	$1.53	$1.05
Pro-forma	$.73	$.59	$1.51	$1.01
Diluted:
As reported	$.71	$.58	$1.49	$1.01
Pro-forma	$.70	$.56	$1.47	$.97

11.          Discontinued Operations

Assets related to discontinued operations at June 30, 2003, represents the Company’s New York City office property located at Two Park Avenue (see Note 14).  The results of operations of this property as well as the Company’s Baltimore, Maryland retail property which was sold on January 9, 2003 (resulting in net gain of $2,644,000) are shown as discontinued operations.  The following is a summary of the combined results of operations of these properties:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2003	2002	2003	2002

Total revenues	$8,994	$9,236	$18,136	$18,495
Total expenses	3,633	5,190	8,376	10,321
Net income	5,361	4,046	9,760	8,174
Gain on sale of Baltimore	—	—	2,644	—
Income from discontinued operations	$5,361	$4,046	$12,404	$8,174

12.          Commitments and Contingencies

At June 30, 2003, the Company’s revolving credit facility had a zero balance, and the Company utilized $9,112,000 of availability under the facility for letters of credit and guarantees.  In addition, the Company has $10,167,000 of other letters of credit outstanding as of June 30, 2003.

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

	For The Three Months Ended June 30,
	2003							2002
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$301,927	$205,766	$33,285	$49,297	$—		$13,579	$291,157	$197,671	$29,082	$50,599	$—		$13,805
Straight-line rents:
Contractual rent increases	8,057	5,760	1,714	574	—		9	8,559	7,131	380	1,042	—		6
Amortization of free rent	1,557	(502)	1,104	871	—		84	634	(243)	569	(198)	—		506
Amortization of acquired below market leases, net	2,307	2,147	160	—	—		—	3,117	3,117	—	—	—		—
Total rentals	313,848	213,171	36,263	50,742	—		13,672	303,467	207,676	30,031	51,443	—		14,317
Expense reimbursements	44,058	24,462	14,534	4,216	—		846	35,203	18,926	11,711	3,872	—		694
Fee income:
Tenant cleaning fees	6,977	6,977	—	—	—		—	—	—	—	—	—		—
Management and leasing fees	3,767	3,368	387	—	—		12	3,567	3,186	381	—	—		—
Other	5,886	3,969	991	792	—		134	3,466	1,874	10	1,220	—		362
Total revenues	374,536	251,947	52,175	55,750	—		14,664	345,703	231,662	42,133	56,535	—		15,373
Operating expenses	141,635	91,688	18,805	19,264	—		11,878	121,589	76,535	13,554	19,928	—		11,572
Depreciation and amortization	53,974	38,700	4,235	6,719	—		4,320	49,352	33,818	3,638	7,288	—		4,608
General and administrative	27,436	9,469	2,679	4,881	—		10,407	23,501	9,215	1,763	4,894	—		7,629
Amortization of officer’s deferred compensation expense	—	—	—	—	—		—	6,875	—	—	—	—		6,875
Total expenses	223,045	139,857	25,719	30,864	—		26,605	201,317	119,568	18,955	32,110	—		30,684
Operating income	151,491	112,090	26,456	24,886	—		(11,941)	144,386	112,094	23,178	24,425	—		(15,311)
Income applicable to Alexander’s	4,348	—	—	—	—		4,348	4,487	—	—	—	—		4,487
Income from partially-owned entities	19,799	791	2,722	(3)	2,950	(3)	13,339	9,826	726	(298)	11	1,087	(3)	8,300
Interest and other investment income	3,628	761	54	27	—		2,786	9,934	2,758	78	143	—		6,955
Interest and debt expense	(58,485)	(34,151)	(15,188)	(3,939)	—		(5,207)	(59,212)	(34,024)	(13,835)	(6,687)	—		(4,666)
Net (loss) gain on disposition of wholly-owned and partially-owned assets	(1,294)	—	—	—	—		(1,294)	(4,981)	—	—	344	—		(5,325)
Minority interest	(37,091)	—	—	450	—		(37,541)	(38,037)	(474)	—	(223)	—		(37,340)
Income from continuing operations	82,396	79,491	14,044	21,421	2,950		(35,510)	66,403	81,080	9,123	18,013	1,087		(42,900)
Discontinued operations	5,361	5,361	—	—	—		—	4,046	3,847	199	—	—		—
Net income	87,757	84,852	14,044	21,421	2,950		(35,510)	70,449	84,927	9,322	18,013	1,087		(42,900)
Interest and debt expense(2)	75,848	35,368	15,864	4,286	6,197		14,133	76,199	35,436	14,470	6,687	6,302		13,304
Depreciation and amortization(2)	67,572	38,982	4,987	6,808	8,721		8,074	62,670	34,755	4,229	7,288	7,880		8,518
EBITDA(1)	$231,177	$159,202	$34,895	$32,515	$17,868		$(13,303)	$209,318	$155,118	$28,021	$31,988	$15,269		$(21,078)

See footnotes on page 20.

13.          Segment Information - continued

	For The Six Months Ended June 30,
	2003							2002
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(4)
Property rentals	$600,943	$408,620	$67,301	$97,942	$—		$27,080	$575,624	$396,034	$58,898	$95,024	$—	$25,668
Straight-line rents:
Contractual rent increases	16,554	13,080	2,114	1,370	—		(10)	16,958	14,096	760	2,091	—	11
Amortization of free rent	3,962	104	2,871	988	—		(1)	544	(849)	569	318	—	506
Amortization of acquired below market leases, net	3,752	3,425	327	—	—		—	6,234	6,234	—	—	—	—
Total rentals	625,211	425,229	72,613	100,300	—		27,069	599,360	415,515	60,227	97,433	—	26,185
Expense reimbursements	87,428	48,244	28,495	8,998	—		1,691	71,742	39,065	23,731	7,215	—	1,731
Fee income:
Tenant cleaning fees	14,675	14,675	—	—	—		—	—	—	—	—	—	—
Management and leasing fees	6,045	5,458	563	—	—		24	7,504	6,903	584	17	—	—
Other	9,040	5,290	2,000	1,532	—		218	6,259	3,110	21	2,620	—	508
Total revenues	742,399	498,896	103,671	110,830	—		29,002	684,865	464,593	84,563	107,285	—	28,424
Operating expenses	290,055	183,481	37,996	44,133	—		24,445	244,798	156,021	27,990	40,135	—	20,652
Depreciation and amortization	105,597	74,721	8,494	13,822	—		8,560	96,731	67,646	7,111	13,768	—	8,206
General and administrative	54,672	17,627	5,054	9,666	—		22,325	46,719	17,123	3,061	9,705	—	16,830
Amortization of officer’s deferred compensation expense	—	—	—	—	—		—	13,750	—	—	—	—	13,750
Total expenses	450,324	275,829	51,544	67,621	—		55,330	401,998	240,790	38,162	63,608	—	59,438
Operating income	292,075	223,067	52,127	43,209	—		(26,328)	282,867	223,803	46,401	43,677	—	(31,014)
Income applicable to Alexander’s	11,602	—	—	—	—		11,602	10,055	—	—	—	—	10,055
Income from partially-owned entities	43,033	1,409	2,254	3	8,802	(3)	30,565	23,612	1,276	(69)	13	6,392 (3)	16,000
Interest and other investment income	13,424	1,645	101	57	—		11,621	19,577	3,869	157	278	—	15,273
Interest and debt expense	(116,238)	(67,955)	(29,970)	(7,150)	—		(11,163)	(116,335)	(68,108)	(27,311)	(13,870)	—	(7,046)
Net (loss) gain on disposition of wholly-owned and partially-owned assets	(1,106)	—	—	188	—		(1,294)	(3,450)	—	—	1,875	—	(5,325)
Minority interest	(75,695)	(818)	—	—	—		(74,877)	(72,395)	(1,786)	—	(772)	—	(69,837)
Income from continuing operations	167,095	157,348	24,512	36,307	8,802		(59,874)	143,931	159,054	19,178	31,201	6,392	(71,894)
Discontinued operations	12,404	9,760	2,644	—	—		—	8,174	7,891	283	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	—		—	(30,129)	—	—	—	(15,490)	(14,639)
Net income	179,499	167,108	27,156	36,307	8,802		(59,874)	121,976	166,945	19,461	31,201	(9,098)	(86,533)
Cumulative effect of change in accounting principle	—	—	—	—	—		—	30,129	—	—	—	15,490	14,639
Interest and debt expense(2)	150,038	69,674	31,394	7,614	12,343		29,013	150,492	70,919	28,581	13,870	12,861	24,261
Depreciation and amortization(2)	133,682	76,619	9,998	13,999	17,470		15,596	123,806	69,780	8,009	13,768	17,253	14,996
EBITDA(1)	$463,219	$313,401	$68,548	$57,920	$38,615		$(15,265)	$426,403	$307,644	$56,051	$58,839	$36,506	$(32,637)

See footnotes on the following page.

13.          Segment Information - continued

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

(3)          Net of rent not recognized of $7,726 and $3,744 for the three months ended June 30, 2003 and 2002 and $11,103 and $5,552 for the six months ended June 30, 2003 and 2002.

(4)          Other EBITDA is comprised of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2003	2002	2003	2002
Newkirk MLP:
Equity in income of limited partnership	$14,655	$15,500	$38,457	$30,529
Interest and other income	1,752	2,200	3,571	4,471
Alexander’s	5,756	7,354	14,751	15,360
Industrial warehouses	1,586	1,163	3,128	2,901
Palisades (placed in service March 1, 2002)	1,269	(260)	1,907	(260)
Student Housing	432	614	1,060	1,268
Hotel Pennsylvania	267	2,404	(638)	3,157
	25,717	28,975	62,236	57,426
Minority interest expense	(37,541)	(37,340)	(74,877)	(69,837)
Unallocated general and administrative expenses	(9,443)	(6,829)	(20,256)	(14,549)
Investment income and other	9,352	6,316	19,020	13,398
Amortization of Officer’s deferred compensation expense	—	(6,875)	—	(13,750)
Loss on Primestone foreclosure (2002) and settlement of guarantees (2003)	(1,388)	(17,671)	(1,388)	(17,671)
Net gain on sale of marketable equity securities	—	12,346	—	12,346
Total	$(13,303)	$(21,078)	$(15,265)	$(32,637)

14.                               Subsequent Event

On August 6, 2003, the Company entered into an agreement to sell Two Park Avenue, a 965,000 square foot office building, for $292 million to SEB Immobilien-Investment GMBH, a German capital investment company.   The Company’s net gain on the sale after closing costs will be approximately $157,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the fourth quarter of the year.

INDEPENDENT ACCOUNTANTS’ REPORT

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Vornado Realty Trust as of June 30, 2003, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures and  making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 7, 2003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “intends,” “plans” or similar expressions in this quarterly report on Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2002 under “Forward-Looking Statements” and “Item 1. Business – Certain Factors That May Adversely Affect the Company’s Business and Operations.”  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three and six months ended June 30, 2003 and 2002.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

A summary of the Company’s critical accounting policies is included in the Company’s annual report on Form 10-K for the year ended December 31, 2002 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the footnotes to the consolidated financial statements, Note 2 – Summary of Significant Accounting Policies also included in the Company’s annual report on form 10-K.  There have been no significant changes to those policies during 2003.

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

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2003 and 2002.

	Three Months Ended June 30, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$301,927	$205,766	$33,285	$49,297	$—		$13,579
Straight-line rents:
Contractual rent increases	8,057	5,760	1,714	574	—		9
Amortization of free rent	1,557	(502)	1,104	871	—		84
Amortization of acquired below market leases, net	2,307	2,147	160	—	—		—
Total Rentals	313,848	213,171	36,263	50,742	—		13,672
Expense Reimbursements	44,058	24,462	14,534	4,216	—		846
Fee income:
Tenant cleaning fees	6,977	6,977	—	—	—		—
Management and leasing fees	3,767	3,368	387	—	—		12
Other	5,886	3,969	991	792	—		134
Total revenues	374,536	251,947	52,175	55,750	—		14,664
Operating expenses	141,635	91,688	18,805	19,264	—		11,878
Depreciation and amortization	53,974	38,700	4,235	6,719	—		4,320
General and administrative	27,436	9,469	2,679	4,881	—		10,407
Total expenses	223,045	139,857	25,719	30,864	—		26,605
Operating income	151,491	112,090	26,456	24,886	—		(11,941)
Income applicable to Alexander’s	4,348	—	—	—	—		4,348
Income from partially-owned entities	19,799	791	2,722	(3)	2,950	(3)	13,339
Interest and other investment income	3,628	761	54	27	—		2,786
Interest and debt expense	(58,485)	(34,151)	(15,188)	(3,939)	—		(5,207)
Net loss on disposition of wholly-owned and partially-owned assets	(1,294)	—	—	—	—		(1,294)
Minority interest	(37,091)	—	—	450	—		(37,541)
Income from continuing operations	82,396	79,491	14,044	21,421	2,950		(35,510)
Discontinued operations	5,361	5,361	—	—	—		—
Net income	87,757	84,852	14,044	21,421	2,950		(35,510)
Interest and debt expense(2)	75,848	35,368	15,864	4,286	6,197		14,133
Depreciation and amortization(2)	67,572	38,982	4,987	6,808	8,721		8,074
EBITDA(1)	$231,177	$159,202	$34,895	$32,515	$17,868		$(13,303)

See footnotes on the following page.

	Three Months Ended June 30, 2002
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$291,157	$197,671	$29,082	$50,599	$—		$13,805
Straight-line rents:
Contractual rent increases	8,559	7,131	380	1,042	—		6
Amortization of free rent	634	(243)	569	(198)	—		506
Amortization of acquired below market leases, net	3,117	3,117	—	—	—		—
Total rentals	303,467	207,676	30,031	51,443	—		14,317
Expense reimbursements	35,203	18,926	11,711	3,872	—		694
Fee income:
Tenant cleaning fees	—	—	—	—	—		—
Management and leasing fees	3,567	3,186	381	—	—		—
Other	3,466	1,874	10	1,220	—		362
Total revenues	345,703	231,662	42,133	56,535	—		15,373
Operating expenses	121,589	76,535	13,554	19,928	—		11,572
Depreciation and amortization	49,352	33,818	3,638	7,288	—		4,608
General and administrative	23,501	9,215	1,763	4,894	—		7,629
Amount of officer’s deferred compensation expense	6,875	—	—	—	—		6,875
Total expenses	201,317	119,568	18,955	32,110	—		30,684
Operating income	144,386	112,094	23,178	24,425	—		(15,311)
Income applicable to Alexander’s	4,487	—	—	—	—		4,487
Income from partially-owned entities	9,826	726	(298)	11	1,087	(3)	8,300
Interest and other investment income	9,934	2,758	78	143	—		6,955
Interest and debt expense	(59,212)	(34,024)	(13,835)	(6,687)	—		(4,666)
Net (loss) gain on disposition of wholly-owned and partially-owned assets	(4,981)	—	—	344	—		(5,325)
Minority interest	(38,037)	(474)	—	(223)	—		(37,340)
Income from continuing operations	66,403	81,080	9,123	18,013	1,087		(42,900)
Discontinued operations	4,046	3,847	199	—	—		—
Net income	70,449	84,927	9,322	18,013	1,087		(42,900)
Interest and debt expense(2)	76,199	35,436	14,470	6,687	6,302		13,304
Depreciation and amortization(2)	62,670	34,755	4,229	7,288	7,880		8,518
EBITDA(1)	$209,318	$155,118	$28,021	$31,988	$15,269		$(21,078)

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

(3)          Net of rent not recognized of $7,726 and $3,744 for the three months ended June 30, 2003 and 2002.

(4)          Other EBITDA is comprised of:

	For the Three Months Ended June 30,
(Amounts in thousands)	2003		2002
Newkirk MLP:
Equity in income of limited partnership	$14,655	(A)	$15,500
Interest and other income	1,752		2,200
Alexander’s (B)	5,756		7,354
Industrial warehouses	1,586		1,163
Palisades (placed in service March 1, 2002)	1,269		(260)
Student Housing	432		614
Hotel Pennsylvania (C)	267		2,404
	25,717		28,975
Minority interest expense	(37,541)		(37,340)
Unallocated general and administrative expenses	(9,443)		(6,829)
Investment income and other	9,352	(D)	6,316
Loss on Primestone foreclosure (2002) and settlement of guarantees (2003)	(1,388)		(17,671)
Net gain on sale of marketable securities	—		12,346
Amortization of Officer’s deferred compensation expense	—		(6,875)
Total	$(13,303)		$(21,078)

(A)      The three months ended June 30, 2003 includes $1,900 for the Company’s share of gains on sale of real estate.

(B)        Includes the Company’s share of Alexander’s stock appreciation rights compensation expense of $3,285 and $1,402 for the three months ended June 30, 2003 and 2002, respectively, based on a closing price for Alexander’s stock of $83.49 and $76.80 on June 30, 2003 and 2002.

(C)        Average occupancy and REVPAR for the Hotel Pennsylvania were 54.8% and $46.43 for the three months ended June 30, 2003 compared to 66.0% and $58.77 for the prior year’s quarter.

(D)       The three months ended June 30, 2003, includes $4,576 for the Company’s equity in net income of Prime Group, which includes $4,413 for the Company’s share of Prime Group’s lease termination fee income.

Results of Operations

Revenues

The Company’s revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141, and fee income, were $374,536,000 for the quarter ended June 30, 2003, compared to $345,703,000 in the prior year’s quarter, an increase of $28,833,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Date of Acquisition	Total		Office		Retail	Merchandise Mart		Other
Rentals:
Acquisitions:
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	September 2002	$2,801		$—		$2,801	$—		$—
Crystal Gateway One	July 2002	2,658		2,658		—	—		—
435 Seventh Avenue (placed in service)	August 2002	1,763		—		1,763	—		—
424 Sixth Avenue	July 2002	284		—		284	—		—
(Decrease) Increase in amortization of acquired below market leases, net		(810)		(970)		160	—		—
Same store:
Hotel activity		(1,878	)(1)	—		—	—		(1,878	)(1)
Trade shows activity		(1,272	)(2)	—		—	(1,272	)(2)	—
Leasing activity		6,835		3,807		1,224	571		1,233
Total increase (decrease) in property rentals		10,381		5,495		6,232	(701)		(645)

Tenant expense reimbursements:
Increase due to acquisitions		1,123		95		1,028	—		—
Same store		7,732		5,441		1,795	344		152
Total increase in tenant expense reimbursements		8,855		5,536		2,823	344		152
Fee and other income:
Acquisitions:
BMS tenant cleaning fees		6,977		6,977		—	—		—
Kaempfer management and leasing fees		1,756		1,756		—	—		—
Lease cancellation fee income		3,259		2,259		1,000	—		—
Management and leasing fees		(1,562)		(1,571	)(3)	(3)	—		12
Other		(833)		(167)		(10)	(428)		(228)
Total increase (decrease) in fee and other income		9,597		9,254		987	(428)		(216)
Total increase (decrease) in revenues		$28,833		$20,285		$10,042	$(785)		$(709)

(1)   Average occupancy and REVPAR for the Hotel Pennsylvania were 54.8% and $46.43 for the three months ended June 30, 2003 compared to 66.0% and $58.77 for the prior year’s quarter.

(2)   Results primarily from a decrease in revenues of $898 from the April Market show which was smaller in size than the prior year Market show due to the conversion of trade show space to permanent space.

(3)   Results primarily from (i) a reduction in CESCR third party leasing fees of $576, (ii) a reduction in CESCR management fees of $224 and (iii) a reduction in New York City office management fees of $431.

See supplemental information on page 43 for further details of leasing activity and corresponding changes in occupancy.

Expenses

The Company’s expenses were $223,045,000 for the three months ended June 30, 2003, compared to $201,317,000 in the prior year’s quarter, an increase of $21,728,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	Office		Retail		Merchandise Mart	Other
Operating:
Acquisitions:
BMS	$4,958	$4,958		$—		$—	$—
Crystal Gateway One	1,061	1,061		—		—	—
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	1,068	—		1,068		—	—
435 Seventh Avenue	179	—		179		—	—
424 Sixth Avenue	38	—		38		—	—
Hotel activity	(475)	—		—		—	(475)
Trade Shows activity	(269)	—		—		(269)	—
Same store operations	13,486	9,134	(1)	3,966	(2)	(395)	781
	20,046	15,153		5,251		(664)	306
Depreciation and amortization:
Acquisitions	3,283	2,660		623		—	—
Same store operations	1,339	2,222		(26)		(569)	(288)
	4,622	4,882		597		(569)	(288)
General and administrative:

Acquisitions	2,137	1,506		631		—	—
Same store operations	1,798	(1,252	)(3)	285		(13)	2,778 (4)
Total increase (decrease) in general and administrative	3,935	254		916		(13)	2,778
Amortization of officer’s deferred compensation expense	(6,875)	—		—		—	(6,875)
	$21,728	$20,289		$6,764		$(1,246)	$(4,079)

(1)   Results primarily from (i) a $6,284 increase in real estate taxes in New York City and terrorism insurance coverage for the CESCR portfolio, a substantial portion of which is reimbursed by tenants, and (ii) an increase in bad debt expense of $2,090, partially offset by lower commission expenses in connection with CESCR’s third party leasing business.

(2)   Includes $1,688 of allowances for doubtful accounts in excess of the quarter ended June 30, 2002.

(3)   Results from lower payroll.

(4)   Results primarily from a $950 increase in professional fees in connection with corporate governance, insurance and other projects and a $1,300 increase in payroll and other corporate expenses, of which (i) $450 is due to a decrease in capitalized development payroll, (ii) $181 is due to stock compensation expense (see below) and (iii) $156 relates to the Company’s deferred compensation plan which is offset by an equal amount of investment income.

As part of the 2002 annual compensation review, in lieu of stock options, on January 28, 2003 the Company granted 166,990 restricted shares at $34.50 per share (the then closing stock price on the NYSE) to employees of the Company.  These awards vest over a 5-year period.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period.  In the second quarter of 2003, the Company recognized compensation expense of $857,000, of which $286,000 related to the January 2003 awards.

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $4,348,000 in the quarter ended June 30, 2003, compared to $4,487,000 in the prior year’s quarter, a decrease of $139,000.  This decrease resulted primarily from the Company’s share of Alexander’s stock appreciation rights compensation expense of $3,285,000 in 2003 as compared to $1,402,000 in 2002, partially offset by an increase in development and guarantee fees in connection with Alexander’s Lexington Avenue development project.

Income from Partially-Owned Entities

In accordance with accounting principles generally accepted in the United States of America, the Company reflects the income it receives from (i) entities it owns less than 50% of and (ii) entities it owns more than 50% of, but which have a partner who has shared board and management representation and authority and substantive participating rights on all significant business decisions, on the equity method of accounting resulting in such income appearing on one line in the Company’s consolidated statements of income.  Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the quarters ended June 30, 2003 and 2002:

(Amounts in thousands)	Total	Monmouth Mall(1)	Temperature Controlled Logistics	Newkirk MLP	Las Catalinas Mall(2)	Starwood Ceruzzi Joint Venture	Partially- Owned Office Buildings	Other
June 30, 2003:
Revenues	$142,638	$5,614	$27,960	$75,708		$3,106 (4)	$30,250
Expenses:
Operating, general and administrative	(13,687)	(2,535)	(1,765)	(3,365)		(668)	(5,354)
Depreciation	(28,865)	(998)	(14,196)	(8,159)		(316)	(5,196)
Interest expense	(47,909)	(1,350)	(10,328)	(24,542)		—	(11,689)
Other, net	(3,089)	(802)	522	(2,571)		—	(238)
Net income (loss)	$49,088	$(71)	$2,193	$37,071		$2,122	$7,773

Vornado’s interest		50%	60%	22.6%		80%	10%
Equity in net income	$15,355	$(36)	$1,316	8,378 (3)		$1,698 (4)	$791	$3,208	(5)
Interest and other income	2,823	823	250	1,750		—	—	—
Fee income	1,621	237	1,384	—		—	—	—
Income from partially-owned entities	$19,799	$1,024	$2,950	$10,128	N/A (2)	$1,698	$791	$3,208

June 30, 2002:
Revenues	$115,347		$29,143	$72,707	$3,937	$117	$9,443
Expenses:
Operating, general and administrative	(8,597)		(2,302)	(912)	(1,030)	(363)	(3,990)
Depreciation	(29,447)		(14,870)	(12,516)	(501)	(261)	(1,299)
Interest expense	(44,583)		(10,941)	(30,629)	(1,476)	—	(1,537)
Other, net	(2,671)		(1,987)	(336)	—	(400)	52
Net income (loss)	$30,049		$(957)	$28,314	$930	$(907)	$2,669

Vornado’s interest			60%	21.1%	50%	80%	25%
Equity in net income	$5,839		$(574)	$5,974	$428	$(726)	$673	$64
Interest and other income	2,476		150	2,326	—	—	—	—
Fee income	1,511		1,511	—	—	—	—	—
Income from partially-owned entities	$9,826	N/A (1)	$1,087	$8,300	$428	$(726)	$673	$64

Increase (decrease) in Income of partially-owned entities	$9,973	$1,024	$1,863	$1,828 (3)	$(428)	$2,424 (4)	$118	$3,144	(5)

(1)   The Company acquired a 50% interest in the Monmouth Mall on October 19, 2002.

(2)   On September 23, 2002, the Company acquired the remaining 50% of the Mall and 25% of the Kmart anchor store it did not previously own. Accordingly, the operations of Las Catalinas are consolidated into the accounts of the Company subsequent to September 23, 2002.

(3)   Includes $1,900 for the Company’s share of gains on sale of real estate.

(4)   Includes $2,838 of income from the settlement of a tenant bankruptcy claim, of which the Company’s share is $2,271.

(5)   The Company records its equity in Prime Group Realty L.P. income on a one-quarter “lag basis”.  Equity in net income of $4,576 for the three months ended June 30, 2003 includes the Company’s share of Prime Group Realty L.P.’s lease termination income of $4,413.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $3,628,000 for the quarter ended June 30, 2003, compared to $9,934,000 in the prior year’s quarter, a decrease of $6,306,000.  This decrease resulted primarily from lower yields on the reinvestment of proceeds received from the repayment of loans from NorthStar Partnership L.P. in May 2002, and the Dearborn Center Mezzanine loan in March 2003.

Interest and Debt Expense

Interest and debt expense was $58,485,000 for the three months ended June 30, 2003, compared to $59,212,000 in the prior year’s quarter, a decrease of $727,000.  This decrease was primarily comprised of a $3,197,000 savings from a ..71% reduction in weighted average interest rates of the Company’s variable rate debt, partially offset by (i) the consolidation as of September 2002 of the Las Catalinas operations which were previously included in Income from partially-owned entities and (ii) a reduction in interest capitalized in connection with development projects.

Net Loss on Disposition of Wholly-owned and Partially-owned Assets

Net loss on disposition of wholly-owned and partially-owned assets of $1,294,000 for the three months ended June 30, 2003 includes (i) a $1,388,000 loss on the settlement of the guarantees of the Primestone loans on June 13, 2003, partially offset by (ii) a net gain of $94,000 on the sale of the remaining condominium unit at the Park Laurel.  The net loss on disposition of wholly-owned and partially-owned assets of $4,981,000 for the three months ended June 30, 2002, represents (i) a $17,671,000 loss on foreclosure of the Prime Group L.P. units, partially offset by (ii) a $12,346,000 net gain on sale of marketable securities and (iii) a $344,000 gain on sale of Chicago condominium units.

Discontinued Operations

Assets related to discontinued operations at June 30, 2003 represents the Company’s New York City office property located at Two Park Avenue.  The results of operations of this property as well as the Company’s Baltimore, Maryland retail property which was sold on January 9, 2003 (resulting in net gain of $2,644,000).  The following is a summary of the combined results of operations of these properties:

	For The Three Months Ended June 30,
	2003	2002

Total revenues	$8,994	$9,236
Total expenses	3,633	5,190
Income from discontinued operations	$5,361	$4,046

Three Months Ended June 30, 2003 and June 30, 2002

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics		Other

Three months ended June 30, 2002	$209,318	$155,118		$28,021	$31,988	$15,269		$(21,078)
2003 Operations:
Same store operations(1)	(1,621)	1,906		1,025	1,744	(66	)(3)	(6,230	)(5)
Acquisitions, dispositions and non-same store income and expenses	23,480	2,178		5,849	(1,217)	2,665	(4)	14,005	(6)
Three months ended June 30, 2003	$231,177	$159,202	(2)	$34,895	$32,515	$17,868		$(13,303)
% increase (decrease) in same store operations		1.3	%(2)	3.7%	5.6%	(.4	)%(3)

(1)   Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)   EBITDA and the same store percentage increase (decrease) were $84,275 and 2.9% for the New York office portfolio and $74,927 and (.6%) for the CESCR portfolio.  The CESCR same store decrease of $423 reflects a reduction in third party net leasing fees of $287.

(3)   The Company reflects its 60% share of the Vornado Crescent Portland Partnership’s (“the Landlord”) rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business.  The Company’s joint venture does not recognize rental income unless earned and collection is assured or cash is received.  The Company did not recognize $7,726 of rent it was due for the three months ended June 30, 2003, which together with previously deferred rent is $35,452.  The tenant has advised the Landlord that (i) its revenue for the current quarter ended June 30, 2003 from the warehouses it leases from the Landlord, is lower than last year by 3.7%, and (ii) its gross profit before rent at these warehouses for the corresponding period is lower than last year by $1,081 (a 2.9% decrease).  These decreases were offset by lower general and administrative expenses and an increase in other income.

(4)   Primarily represents losses on the sale of assets in the quarter ended June 30, 2002.

(5)   The decrease in same store operations was primarily due to (i) a $2,137 reduction in operating results at the Hotel Pennsylvania and (ii) a $4,454 reduction in investment income resulting from the investment of the proceeds received from the repayment of loans at lower yields.

(6)   Primarily reflects the loss on the Primestone foreclosure of $17,671 and a charge of $6,875 for the amortization of an Officer’s compensation arrangement in the three months ended June 30, 2002, partially offset by a gain on the sale of marketable securities of $12,346 during the same period.

Six Months Ended June 30, 2003 and June 30, 2002

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the six months ended June 30, 2003 and 2002.

	Six Months Ended June 30, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$600,943	$408,620	$67,301	$97,942	$—		$27,080
Straight-line rents:
Contractual rent increases	16,554	13,080	2,114	1,370	—		(10)
Amortization of free rent	3,962	104	2,871	988	—		(1)
Amortization of acquired below market leases, net	3,752	3,425	327	—	—		—
Total Rentals	625,211	425,229	72,613	100,300	—		27,069
Expense Reimbursements	87,428	48,244	28,495	8,998	—		1,691
Fee income:
Tenant cleaning fees	14,675	14,675	—	—	—		—
Management and leasing fees	6,045	5,458	563	—	—		24
Other	9,040	5,290	2,000	1,532	—		218
Total revenues	742,399	498,896	103,671	110,830	—		29,002
Operating expenses	290,055	183,481	37,996	44,133	—		24,445
Depreciation and amortization	105,597	74,721	8,494	13,822	—		8,560
General and administrative	54,672	17,627	5,054	9,666	—		22,325
Total expenses	450,324	275,829	51,544	67,621	—		55,330
Operating income	292,075	223,067	52,127	43,209	—		(26,328)
Income applicable to Alexander’s	11,602	—	—	—	—		11,602
Income from partially-owned entities	43,033	1,409	2,254	3	8,802	(3)	30,565
Interest and other investment income	13,424	1,645	101	57	—		11,621
Interest and debt expense	(116,238)	(67,955)	(29,970)	(7,150)	—		(11,163)
Net (loss) gain on disposition of wholly-owned and partially-owned assets	(1,106)	—	—	188	—		(1,294)
Minority interest	(75,695)	(818)	—	—	—		(74,877)
Income from continuing operations	167,095	157,348	24,512	36,307	8,802		(59,874)
Discontinued operations	12,404	9,760	2,644	—	—		—
Net income	179,499	167,108	27,156	36,307	8,802		(59,874)
Interest and debt expense(2)	150,038	69,674	31,394	7,614	12,343		29,013
Depreciation and amortization(2)	133,682	76,619	9,998	13,999	17,470		15,596
EBITDA(1)	$463,219	$313,401	$68,548	$57,920	$38,615		$(15,265)

See footnotes on page 32.

	Six Months Ended June 30, 2002
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(4)
Property rentals	$575,624	$396,034	$58,898	$95,024	$—	$25,668
Straight-line rents:
Contractual rent increases	16,958	14,096	760	2,091	—	11
Amortization of free rent	544	(849)	569	318	—	506
Amortization of acquired below market leases, net	6,234	6,234	—	—	—	—
Total rentals	599,360	415,515	60,227	97,433	—	26,185
Expense reimbursements	71,742	39,065	23,731	7,215	—	1,731
Fee Income:
Tenant cleaning fees:	—	—	—	—	—	—
Management and leasing fees	7,504	6,903	584	17	—	—
Other	6,259	3,110	21	2,620	—	508
Total revenues	684,865	464,593	84,563	107,285	—	28,424
Operating expenses	244,798	156,021	27,990	40,135	—	20,652
Depreciation and amortization	96,731	67,646	7,111	13,768	—	8,206
General and administrative	46,719	17,123	3,061	9,705	—	16,830
Amount of officer’s deferred compensation expense	13,750	—	—	—	—	13,750
Total expenses	401,998	240,790	38,162	63,608	—	59,438
Operating income	282,867	223,803	46,401	43,677	—	(31,014)
Income applicable to Alexander’s	10,055	—	—	—	—	10,055
Income from partially-owned entities	23,612	1,276	(69)	13	6,392 (3)	16,000
Interest and other investment income	19,577	3,869	157	278	—	15,273
Interest and debt expense	(116,335)	(68,108)	(27,311)	(13,870)	—	(7,046)
Net (loss) gain on disposition of wholly-owned and partially-owned assets	(3,450)	—	—	1,875	—	(5,325)
Minority interest	(72,395)	(1,786)	—	(772)	—	(69,837)
Income from continuing operations	143,931	159,054	19,178	31,201	6,392	(71,894)
Discontinued operations	8,174	7,891	283	—	—	—
Cumulative effect of change in accounting principle	(30,129)	—	—	—	(15,490)	(14,639)
Net income	121,976	166,945	19,461	31,201	(9,098)	(86,533)
Cumulative effect of change in accounting principle	30,129	—	—	—	15,490	14,639
Interest and debt expense(2)	150,492	70,919	28,581	13,870	12,861	24,261
Depreciation and amortization(2)	123,806	69,780	8,009	13,768	17,253	14,996
EBITDA(1)	$426,403	$307,644	$56,051	$58,839	$36,506	$(32,637)

See footnotes on the following page.

Notes to segment tables:

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

(3)                Net of rent not recognized of $11,103 and $5,552 for the six months ended June 30, 2003 and 2002.

(4)                Other EBITDA is comprised of:

	For the Six Months Ended June 30,
(Amounts in thousands)	2003		2002
Newkirk MLP:
Equity in income of limited partnership	$38,457	(A)	$30,529
Interest and other income	3,571		4,471
Alexander’s (B)	14,751		15,360
Industrial warehouses	3,128		2,901
Palisades (placed in service on March 1, 2002)	1,907		(260)
Student Housing	1,060		1,268
Hotel Pennsylvania (C)	(638)		3,157
	62,236		57,426
Minority interest expense	(74,877)		(69,837)
Unallocated general and administrative expenses	(20,256)		(14,549)
Investment income and other	19,020	(D)	13,398
Loss on Primestone foreclosure (2002) and settlement of guarantees (2003)	(1,388)		(17,671)
Net gain on sale of marketable securities	—		12,346
Amortization of Officer’s deferred compensation expense	—		(13,750)
Total	$(15,265)		$(32,637)

(A)                     Includes net gains of $9,900 on sales of real estate and the early extinguishment of debt.

(B)                      Includes the Company’s share of Alexander’s stock appreciation rights expense of $3,285 and $1,402 for the three months ended June 30, 2003 and 2002, respectively, based on a closing price for Alexander’s stock of $83.49 and $76.80 at the end of such periods.

(C)                      Average occupancy and REVPAR for the Hotel Pennsylvania were 54.1% and $45.90 for the six months ended June 30, 2003 compared to 57.8% and $52.19 for the prior year’s quarter.

(D)                     Includes (i) $5,583 for the Company’s equity in net income of Prime Group, which includes $4,413 for the Company’s share of lease termination fee income and (ii) $5,655 of contingent interest income recognized in connection with the repayment of the Company’s Dearborn Center Mezzanine loan.

Results of Operations

Revenues

The Company’s revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141, and fee income, were $742,399,000 for the six months ended June 30, 2003, compared to $684,865,000 in the prior year’s six months, an increase of $57,534,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Date of Acquisition	Total		Office		Retail	Merchandise Mart	Other
Rentals:
Acquisitions:
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	September 2002	$5,556		$—		$5,556	$—	$—
Crystal Gateway One	July 2002	5,851		5,851		—	—	—
435 Seventh Avenue (placed in service)	August 2002	3,527		—		3,527	—	—
424 Sixth Avenue	July 2002	344		—		344	—	—
(Decrease) increase in amortization of acquired below market leases, net		(2,482)		(2,809)		327	—	—
Same store:
Hotel activity		(1,927	)(1)	—		—	—	(1,927	)(1)
Trade Shows activity		1,324	(2)	—		—	1,324 (2)	—
Leasing activity		13,658		6,672		2,632	1,543	2,811
Total increase in rentals		25,851		9,714		12,386	2,867	884

Tenant expense reimbursements:
Increase due to acquisitions		2,390		128		2,262	—	—
Same store		13,296		9,051		2,502	1,783	(40)
Total increase (decrease) in tenant expense reimbursements		15,686		9,179		4,764	1,783	(40)
Fee and other income
Acquisitions:
BMS Tenant cleaning fees		14,675		14,675		—	—	—
Kaempfer management and leasing fees		1,756		1,756		—	—	—
Lease cancellation fee income		4,263		2,263		2,000	—	—
Management and leasing fees		(3,217)		(3,220	)(3)	(21)	—	24
Other		(1,480)		(64)		(21)	(1,105)	(290)
Total increase (decrease) in fee and other income		15,997		15,410		1,958	(1,105)	(266)
Total increase in revenues		$57,534		$34,303		$19,108	$3,545	$578

(1)          Average occupancy and REVPAR for the Hotel Pennsylvania were 54.1% and $45.90 for the six months ended June 30, 2003 compared to 57.8% and $52.19 for the prior year’s quarter.

(2)          Reflects an increase of $2,841 resulting from the rescheduling of two trade shows from the fourth quarter in which they were previously held to the first quarter of 2003, partially offset by lower trade show revenue in the second quarter of 2003 primarily due to a smaller April Market show this year as a result of a conversion of trade show space to permanent space.

(3)          Results primarily from a $2,118 decrease in CESCR third party leasing revenue and a $400 decrease in CESCR management fees.

See supplemental information on page 43 for further details of leasing activity and corresponding changes in occupancy.

Expenses

The Company’s expenses were $450,324,000 for the six months ended June 30, 2003, compared to $401,998,000 in the prior year’s six months, an increase of $48,326,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	Office		Retail		Merchandise Mart	Other
Operating:
Acquisitions:
BMS	$10,401	$10,401		$—		$—	$—
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	1,969	—		1,969		—	—
Crystal Gateway One	1,742	1,742		—		—	—
435 Seventh Avenue	365	—		365		—	—
424 Sixth Avenue	72	—		72		—	—
Hotel activity	1,121	—		—		—	1,121
Trade Shows activity	1,559	—		—		1,559 (3)	—
Same store operations	28,028	15,317	(1)	7,600	(2)	2,439	2,672
	45,257	27,460		10,006		3,998	3,793
Depreciation and amortization:
Acquisitions	4,606	3,264		1,342		—	—
Same store operations	4,260	3,811		41		54	354
	8,866	7,075		1,383		54	354
General and administrative:
Acquisitions	2,550	1,912		638		—	—
Same store operations	5,403	(1,408)		1,355		(39)	5,495	(4)
Total increase (decrease) in general and administrative	7,953	504		1,993		(39)	5,495
Amortization of officer’s deferred compensation expense	(13,750)	—		—		—	(13,750)
	$48,326	$35,039		$13,382		$4,013	$(4,108)

(1)          Results primarily from (i) an increase in real estate taxes and insurance of $15,168, a substantial portion of which is reimbursed by tenants, and (ii) an increase in bad debt expense of $1,736, partially offset by lower expenses in connection with CESCR’s third party leasing business.

(2)          Includes $3,706 of bad debt allowances in the six months ended June 30, 2003 of which approximately $2,000 was recorded in connection with prior year’s common area maintenance and tax billings relating to former Bradlees leases.

(3)          Results primarily from the rescheduling of two trade shows from the fourth quarter of 2002 to the first quarter of 2003.

(4)          Results primarily from a $2,600 increase in professional fees in connection with corporate governance, insurance and other projects and a $2,400 increase in payroll and other Corporate office expenses, of which (i) $700 is due to a decrease in capitalized development payroll, (ii) $306 is due to stock compensation expense (see below) and (iii) $232 relates to the Company’s deferred compensation plan which is offset by an equal amount of investment income.

As part of the 2002 annual compensation review, in lieu of stock options, on January 28, 2003 the Company granted 166,990 restricted shares at $34.50 per share (the then closing stock price on the NYSE) to employees of the Company.  These awards vest over a 5-year period.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period.  In the six months ended June 30, 2003, the Company recognized compensation expense of $1,544,000, of which $474,000 related to the January 2003 awards.

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $11,602,000 in the six months ended June 30, 2003, compared to $10,055,000 in the prior year’s six months, an increase of $1,547,000.  This resulted primarily from increased development and guarantee fees in connection with Alexander’s Lexington Avenue development project, partially offset by the Company’s share of Alexander’s stock appreciation rights compensation expense of $3,285,000  in 2003 as compared to $1,402,000 in 2002.

Income from Partially-Owned Entities

In accordance with accounting principles generally accepted in the United States of America, the Company reflects the income it receives from (i) entities it owns less than 50% of and (ii) entities it owns more than 50% of, but which have a partner who has shared board and management representation and authority and substantive participating rights on all significant business decisions, on the equity method of accounting resulting in such income appearing on one line in the Company’s consolidated statements of income.  Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the six months ended June 30, 2003 and 2002:

(Amounts in thousands)	Total	Monmouth Mall(1)	Temperature Controlled Logistics	Newkirk MLP	Las Catalinas Mall(3)	Starwood Ceruzzi Joint Venture	Partially Owned Office Buildings	Other
June 30, 2003:
Revenues	$303,072	$11,635	$60,875	$183,745		$3,433	$43,384
Expenses:
Operating, general and administrative	(27,719)	(5,472)	(3,559)	(6,195)		(1,370)	(11,123)
Depreciation	(54,395)	(1,996)	(28,440)	(15,857)		(632)	(7,470)
Interest expense	(89,958)	(2,847)	(20,572)	(52,029)		—	(14,510)
Other, net	(7,100)	(1,623)	1,158	(5,430)		(1,095)	(110)
Net income (loss)	$123,900	$(303)	$9,462	$104,234		$336	$10,171

Vornado’s interest		50%	60%	22.6%		80%	14%
Equity in net income	$34,200	$(152)	$5,677	23,557 (2)		$269 (4)	$1,409	$3,440	(5)
Interest and other income	5,588	1,645	372	3,571		—	—	—
Fee income	3,245	492	2,753	—		—	—	—
Income from partially-owned entities	$43,033	$1,985	$8,802	$27,128	N/A (3)	$269	$1,409	$3,440

June 30, 2002:
Revenues	$234,857		$62,709	$146,050	$7,329	$117	$18,652
Expenses:
Operating, general and administrative	(19,616)		(4,217)	(4,578)	(1,939)	(913)	(7,969)
Depreciation	(60,373)		(29,686)	(26,498)	(1,032)	(523)	(2,634)
Interest expense	(88,050)		(21,873)	(60,594)	(2,519)	—	(3,064)
Other, net	(1,556)		(1,805)	(336)	—	62	523
Net income (loss)	$65,262		$5,128	$54,044	$1,839	$(1,257)	$5,508

Vornado’s interest			60%	21.1%	50%	80%	25%
Equity in net income	$15,700		$3,077	$11,403	$937	$(1,006)	$1,237	$52
Interest and other income	4,903		306	4,597	—	—	—	—
Fee income	3,009		3,009	—	—	—	—	—
Income from partially-owned entities	$23,612	N/A (1)	$6,392	$16,000	$937	$(1,006)	$1,237	$52

Increase (Decrease) in Income of partially-owned entities	$19,421	$1,985	$2,410	$11,128 (2)	$(937)	$1,275 (4)	$172	$3,388	(5)

(1)          The Company acquired a 50% interest in the Monmouth Mall on October 19, 2002.

(2)          The six months ended June 30, 2003 includes a net gain of $9,900 from the sale of properties and the early extinguishment of debt.

(3)          On September 23, 2002, the Company acquired the remaining 50% of the Mall and 25% of the Kmart anchor store it did not previously own.  Accordingly, the operations of Las Catalinas are consolidated into the accounts of the Company subsequent to September 23, 2002.

(4)          Reflects $2,838 of income from the settlement of a tenant bankruptcy claim, of which the Company’s share is $2,271, partially offset by a $1,095 net loss on dispositions of leasehold improvements in the first quarter of 2003, of which the Company’s share is $876.

(5)          Includes $4,576 for the Company’s equity in net income of Prime Group Realty L.P., which the Company records on a one-quarter lag basis.

        This amount includes $4,413 for the Company’s share of lease termination fee income recognized by the Company in the second quarter of 2003.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $13,424,000 for the six months ended June 30, 2003, compared to $19,577,000 in the six months ended June 30, 2002, a decrease of $6,153,000.  This decrease resulted primarily from (i) lower yields on the reinvestment of proceeds received from the repayment of the loan from NorthStar Partnership L.P. in May 2002 and the repayment of other loans (ii) lower average other investments at lower yields, partially offset by (iii) $5,655,000 of contingent interest income recognized in connection with the repayment of the Dearborn Center loan.

Interest and Debt Expense

Interest and debt expense was $116,238,000 for the six months ended June 30, 2003, compared to $116,335,000 in the six months ended June 30, 2002, a decrease of $97,000.  This decrease was primarily comprised of a $2,673,000 savings from a .63% reduction in weighted average interest rates of the Company’s variable rate debt, partially offset by (i) the consolidation as of September 2002 of the Las Catalinas operations which were previously included in Income from partially-owned entities and (ii) a reduction in interest capitalized in connection with development projects.

Net Loss on Disposition of Wholly-owned and Partially-owned Assets

Net loss on disposition of wholly-owned and partially-owned assets of $1,106,000 for the six months ended June 30, 2003, represents (i) a $1,388,000 loss on the settlement of the guarantees of the Primestone loans on June 13, 2003, partially offset by (ii) a $188,000 gain on sale of Chicago condominiums, and (iii) a $94,000 gain on sale of the last Park Laurel condominium unit.  The net loss on dispositions of wholly-owned and partially-owned assets in the six months ended June 30, 2002, represents (i) a $17,671,000 loss on Primestone foreclosure, partially offset by (ii) a $12,346,000 net gain on sale of marketable securities, and (iii) a $1,875,000 gain on sale of Chicago condominiums.

Discontinued Operations

Assets related to discontinued operations at June 30, 2003 represents the Company’s New York City office property located at Two Park Avenue.  The results of operations of this property as well as the Company’s Baltimore, Maryland retail property which was sold on January 9, 2003 (resulting in net gain of $2,644,000).  The following is a summary of the combined results of operations of these properties

	For the Six Months Ended June 30,
	2003	2002
Total revenues	$18,136	$18,495
Total expenses	8,376	10,321
Net income	9,760	8,174
Gain on sale of Baltimore	2,644	—
Income from discontinued operations	$12,404	$8,174

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

Six Months Ended June 30, 2003 and June 30, 2002

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics		Other

Six months ended June 30, 2002	$426,403	$307,644		$56,051	$58,839	$36,506		$(32,637)
2003 Operations:
Same store operations(1)	(5,315)	2,341		1,800	1,835	(91	)(3)	(11,200	)(5)
Acquisitions, dispositions and non-same store income and expenses	42,131	3,416		10,697	(2,754)	2,200	(4)	28,572	(6)
Six months ended June 30, 2003	$463,219	$313,401	(2)	$68,548	$57,920	$38,615		$(15,265)
% increase (decrease) in same store operations		.8	%(2)	3.2%	3.3%	(.2	)%(3)

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)          EBITDA and the same store percentage increase (decrease) were $168,164 and 2.1% for the New York office portfolio and $145,237 and (.8%) for the CESCR portfolio.  The CESCR same store decrease of $1,101 reflects a reduction in third party net leasing fees of $869.

(3)          The Company reflects its 60% share of the Vornado Crescent Portland Partnership’s (“the Landlord”) the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business.  The Company’s joint venture does not recognize rental income unless earned and collection is assured or cash is received.  The Company did not recognize $11,103 of rent it was due for the six months ended June 30, 2003, which together with previously deferred rent is $35,452.  The tenant has advised the Landlord that (i) its revenue for the six months ended June 30, 2003 from the warehouses it leases from the Landlord, is lower than last year by 2.2%, and (ii) its gross profit before rent at these warehouses for the corresponding period is lower than last year by $1,573 (a 2.0% decrease).  These decreases were offset by lower general and administrative expenses and an increase in other income.

(4)          Primarily represents losses on the sale of assets in the quarter ended June 30, 2002.

(5)          The decrease in same store operations was primarily due to (i) a $5,707 increase in general and administrative expenses resulting primarily from higher professional fees and payroll, (ii) a $4,078 reduction in investment income primarily resulting from the reinvestment of the proceeds received from the repayment of loans at lower yields and (iii) a $3,787 reduction in operating results at the Hotel Pennsylvania.

(6)          Includes (i) $9,900 for the Company’s share of Newkirk’s gains on sale of real estate and early extinguishment of debt in the six months ended June 30, 2003 and (ii) a $17,671 loss on the Primestone foreclosure, a charge of $13,750 for the amortization of an Officer’s compensation arrangement, partially offset by a gain on sale of marketable securities of $12,346 in the six months ended June 30, 2002.

Liquidity And Capital Resources

Six Months Ended June 30, 2003

Cash flows provided by operating activities of $264,488,000 was primarily comprised of (i) income of $179,499,000 and (ii) adjustments for non-cash items of $105,137,000 partially offset by (iii) the net change in operating assets and liabilities of $17,504,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $105,597,000 and (ii) minority interest of $75,695,000, partially offset by (iii) the effect of straight-lining of rental income of $18,874,000, (iv) equity in net income of partially-owned entities and income applicable to Alexander’s of $54,635,000 and (v) amortization of acquired below market leases net of above market leases of $3,752,000.

Net cash provided by investing activities of $2,473,000 was primarily comprised of, (i) distributions from partially-owned entities of $33,439,000, (ii) proceeds from the sale of real estate of $4,752,000, (iii) repayments on notes and mortgages receivable of $26,092,000, (iv) a decrease in restricted cash of $123,665,000 (used primarily to repay the cross-collateralized mortgages on 770 Broadway and 595 Madison Avenue), partially offset by, (v) recurring capital expenditures of $62,754,000, (see table on following page), (vi) non-recurring capital expenditures of $4,404,000, (see table on following page), (vii) development and redevelopment expenditures of $32,237,000 (see table on following page), (viii) investments in partially-owned entities of $36,011,000, (ix) the acquisition of Building Maintenance Service Company of $13,000,000, (x) the acquisition of Kaempfer company of $31,237,000, and (xi) the acquisition of 20 Broad Street of $30,000,000.

Net cash used in financing activities of $301,962,000 was primarily comprised of (i) dividends paid on common shares of $150,175,000 (ii) repayments of borrowings of $293,006,000, (iii) dividends paid on preferred shares of $10,851,000, and (iv) distributions to minority partners of $89,547,000, partially offset by, (v) proceeds from borrowings of $217,000,000 and (vi) proceeds of $24,617,000 from the exercise by employees of stock options.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2003.  See page 43 for per square foot data.

(Amounts in thousands)	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$15,837	$5,995	$1,391	$120	$7,507	$824
Non-recurring	1,766	—	1,766	—	—	—
	17,603	5,995	3,157	120	7,507	824
Tenant improvements:
Recurring	46,917	9,603	16,529	5,079	15,706	—
Non-recurring	2,638	—	2,497	141	—	—
	49,555	9,603	19,026	5,220	15,706	—
Total	$67,158	$15,598	$22,183	$5,340	$23,213	$824

Leasing Commissions:
Recurring	$10,920	$3,964	$3,266	$884	$2,806	$—
Non-recurring	730	—	697	33	—	—
	$11,650	$3,964	$3,963	$917	$2,806	$—

Total Capital Expenditures and Leasing Commissions (Accrual basis)	$78,808	$19,562	$26,146	$6,257	$26,019	$824
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	17,932	5,451	9,366	—	3,115	—
Expenditures to be made in future periods for the current period	(44,519)	(9,650)	(21,201)	—	(13,668)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$52,221	$15,363	$14,311	$6,257	$15,466	$824

Development and Redevelopment:
Expenditures:
640 Fifth Avenue	$12,658	$12,658	$—	$—	$—	$—
Other	19,579	9,602	3,889	6,068	236	(216)
	$32,237	$22,260	$3,889	$6,068	$236	$(216)

Six Months Ended June 30, 2002

Cash flow provided by operating activities of $247,298,000 was primarily comprised of (i) income of $121,976,000, (ii) adjustments for non-cash items of $158,032,000, partially offset by (iii) the net change in operating assets and liabilities of $32,710,000. The adjustments for non-cash items were primarily comprised of (i) a cumulative effect of change in accounting principle of $30,129,000, (ii) amortization of Officer’s deferred compensation expense of $13,750,000, (iii) depreciation and amortization of $95,507,000, (iv) minority interest of $72,395,000, partially offset by (v) the effect of straight-lining of rental income of $17,298,000, and (vi) equity in net income of partially-owned entities and income applicable to Alexander’s of $33,667,000.

Net cash used in investing activities of $75,791,000 was primarily comprised of (i) recurring capital expenditures of $27,851,000, (ii) non-recurring capital expenditures of $13,603,000, (iii) development and redevelopment expenditures of $34,841,000, (iv) investment in notes and mortgages receivable of $741,000, (v) investments in partially-owned entities of $21,984,000, (vi) cash restricted of $113,831,000 for funds escrowed in connection with a mortgage financing, partially offset by (vii) distributions from partially-owned entities of $67,454,000, (viii) repayments on notes receivable of $60,000,000 and (ix) proceeds from the sale of marketable securities of $53,445,000.

Net cash provided by financing activities of $247,092,000 was primarily comprised of (i) dividends paid on common shares of $169,838,000, (ii) dividends paid on preferred shares of $12,027,000, (iii) distributions to minority partners of $70,782,000, (iv) repayments of borrowings of $200,612,000, partially offset by proceeds from (iv)  the issuance of common shares of $56,658,000, (vi)  notes and mortgages payable of $619,965,000, of which $500,000,000 was from the issuance of the Company’s senior unsecured notes on June 24, 2002, and (vii) the exercise of employee share options of $23,728,000.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures.

(amounts in thousands)	Total	New York City Office	CESCR	Retail		Merchandise Mart	Other
Capital Expenditures:
Expenditures to maintain the assets:
Recurring	$6,095	$2,411	$1,734	$397		$1,112	$441
Non-recurring	7,090	3,762	1,570	—		1,758	—
	13,185	6,173	3,304	397		2,870	441
Tenant improvements:
Recurring	21,756	6,857	12,783	765		1,351	—
Non-recurring	6,513	1,525	4,988	—		—	—
	28,269	8,382	17,771	765		1,351	—
Total	$41,454	$14,555	$21,075	$1,162		$4,221	$441

Leasing Commissions:
Recurring	$3,659	$2,028	$1,292	$153		$98	$88
Non-recurring	2,644	1,630	1,014	—		—	—
	$6,303	$3,658	$2,306	$153		$98	$88
Total Capital Expenditures and Leasing Commissions:
Recurring	$31,510	$11,296	$15,809	$1,315		$2,561	$529
Non-recurring	16,247	6,917	7,572	—		1,758	—
	$47,757	$18,213	$23,381	$1,315		$4,319	$529
Development and Redevelopment Expenditures:
Palisades-Fort Lee, NJ(1)	$9,287	$—	$—	$—		$—	$9,287
Other	25,554	20,199	5,097	(871	)(2)	558	571
	$34,841	$20,199	$5,097	$(871)		$558	$9,858

(1)          Does not include $15,421 of Fort Lee development costs funded by a construction loan.

(2)          Represents reimbursements from tenants for expenditures incurred in the prior year.

SUPPLEMENTAL INFORMATION

Three Months Ended June 30, 2003 vs. Three Months Ended March 31, 2003

Below are the details of the changes by segment in EBITDA for the three months ended June 30, 2003 from the three months ended March 31, 2003.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Other
Three months ended March 31, 2003	$232,042	$154,199		$33,653	$25,405		$20,747	$(1,962)
2003 Operations:
Same store operations(1)	4,195	2,186		241	7,515	(3)	(2,879)	(2,868	)(4)
Acquisitions, dispositions and other non-same store income and expenses	(5,060)	2,817		1,001	(405)		—	(8,473	)(5)
Three months ended June 30, 2003	$231,177	$159,202	(2)	$34,895	$32,515		$17,868	$(13,303)
% increase (decrease) in same store operations		1.4	%(2)	.8%	29.8	%(3)	(13.9)%

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)          Same store percentage increase was 1.9% for the New York office portfolio, and .9% for the CESCR portfolio

(3)          Primarily seasonality of operations.

(4)          The decrease resulted primarily from lower investment income.

(5)          Primarily reflects $8,000 for the Company’s share of the Newkirk MLP’s gains on sale of properties and early extinguishment of debt in the three months ended March 31, 2003.

Below is a reconciliation of net income and EBITDA for the three months ended March 31, 2003.

(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Net income for the three months ended March 31, 2003	$91,742	$82,256	$13,112	$14,886	$5,852	$(24,364)
Interest and debt expense	74,190	34,306	15,530	3,328	6,146	14,880
Depreciation and amortization	66,110	37,637	5,011	7,191	8,749	7,522
EBITDA for the three months ended March 31, 2003	$232,042	$154,199	$33,653	$25,405	$20,747	$(1,962)

Senior Unsecured Debt Covenant Compliance Ratios

The following ratios as of and for the three months ended June 30, 2003, are computed pursuant to the covenants and definitions of the Company’s senior unsecured notes due 2007.

	Actual	Required

Total Outstanding Debt/Total Assets	47%	Less than 60%

Secured Debt/Total Assets	42%	Less than 55%

Interest coverage (Annualized Combined EBITDA to Annualized Interest Expense)	3.02	Greater than 1.50

Unencumbered Assets/Unsecured Debt	513%	Greater than 150%

The covenants and definitions of the Company’s senior unsecured notes due 2007 are described in Exhibit 4.2 to the quarterly report on Form 10-Q for the three months ended June 30, 2002.

The defined terms and amounts used to determine compliance with the above-referenced covenants differ from such terms and amounts determined in accordance with generally accepted accounting principles in the United States.  Management believes that presentation of its status under these covenants is important to an understanding of the Company’s financial and liquidity position and its ability to incur additional debt.

Leasing Activity

The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity:

(Square feet and cubic feet in thousands)			Retail			Temperature Controlled Logistics
	Office			Merchandise Mart
	New York	CESCR		Office	Showroom
As of June 30, 2003:
Square feet	14,524	13,509	12,514	2,804	5,601	17,509
Cubic feet	—	—	—	—	—	441,500
Number of properties	21	61	62	9	9	88
Occupancy rate	95.9%	94.0%	89.2%	93.2%	95.4%	70.6%
Leasing Activity:
Quarter ended June 30, 2003:
Square feet	124	1,125	555	76	264	—
Initial rent(1)	$39.43	$31.43	$12.96	$20.26	$21.83	—
Rent per square foot on relet space:
Square feet	68	1,061	555	76	264	—
Initial rent(1)	$36.47	$31.63	$12.96	$20.26	$21.83	—
Prior escalated rent	$37.07	$31.08	$10.69	$20.02	$22.24	—
Percentage increase (decrease)	(1.6)%	1.8%	21.2%	1.2%	(1.8)%	—
Rent per square foot on space previously vacant:
Square feet	56	64	—	—	—	—
Initial rent(1)	$42.08	$28.21	—	—	—	—
Tenant improvements per square foot(2)	$24.37	$13.69	$9.27	$13.74	$8.76	—
Leasing commissions per square foot(2)	$9.44	$2.91	$1.35	$4.74	—	—

Six Months ended June 30, 2003:
Square feet	359	1,688	653	183	687	—
Initial rent(1)	$42.82	$31.31	$15.29	$21.92	$22.32	—
Rent per square foot on relet space:
Square feet	242	1,567	653	183	687	—
Initial rent(1)	$42.20	$31.51	$15.29	$21.92	$22.32	—
Prior escalated rent	$34.43	$30.61	$12.71	$21.29	$21.71	—
Percentage increase (decrease)	22.6%	2.9%	20.3%	3.0%	2.8%	—
Rent per square foot on space previously vacant:
Square feet	117	121	—	—	—	—
Initial rent(1)	$44.00	$28.68	—	—	—	—
Tenant improvements per square foot(2)	$27.24	$11.27	$7.99	$40.46	$16.14	—
Leasing commissions per square foot(2)	$11.09	$2.35	$1.40	$12.99	$13.60	—

As of March 31, 2003:
Square feet	14,312	13,387	12,514	2,798	5,601	17,509
Cubic feet	—	—	—	—	—	441,500
Number of properties	21	55	62	9	9	88
Occupancy rate	95.9%	93.2%	87.5%	92.7%	95.3%	73.1%

As of December 31, 2002:
Square feet	14,304	13,395	12,528	2,838	5,528	17,509
Cubic feet	—	—	—	—	—	441,500
Number of properties	21	55	62	9	9	88
Occupancy rate	95.9%	93.6%	88.3%	91.7%	95.2%	78.5%

As of June 30, 2002:
Square feet	14,325	13,008	11,301	2,831	5,497	17,509
Cubic feet	—	—	—	—	—	441,500
Number of properties	22	51	55	9	9	88
Occupancy rate	96.1%	94.7%	88.5%	89.8%	94.9%	78.6%

(1)          Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)          May not be indicative of the amounts for the full year.

In addition to the above, 1,000 square feet and 10,000 square feet of retail space included in the NYC office properties was leased for the quarter and the six months ended June 30, 2003, respectively, at an initial rent of $57.76 per square foot and $249.91 per square foot.

Funds From Operations (FFO) for the Three and Six Months Ended June 30, 2003 and 2002

Three Months Ended June 30, 2003 and 2002

FFO was $133,410,000, or $1.14 per diluted share in the three months ended June 30, 2003, compared to $116,779,000, or $1.03 per diluted share in the prior year’s quarter, an increase of $16,631,000 or $.11 per share.  Effective with the filing of the Company’s first quarter 2003 Form 10-Q, in order to report FFO in accordance with the Securities and Exchange Commission’s recent Regulation G concerning non-GAAP financial measures, adhere to NAREIT’s definition of FFO and to disclose FFO on a comparable basis with the vast majority of other companies in the industry, the Company has revised its definition of funds from operations to include both the effect of income arising from the straight-lining of rents and income from the amortization of acquired below market leases net of above market leases.  Income from the straight-lining of rents amounted to $8,057,000, or $.06 per diluted share for the quarter ended June 30, 2003, and $8,559,000, or $.06 per diluted share for the quarter ended June 30, 2002.  Income from the amortization of acquired below market leases net of above market leases amounted to $2,307,000, or $.02 per diluted share in the three months ended June 30, 2003 and $3,117,000, or $.02 per diluted share in the three months ended June 30, 2002.   Such amounts are included in reported FFO above.

Included in FFO are certain items that affect comparability as detailed below.  Before these items, second quarter 2003 FFO is 3.6% higher than second quarter 2002 on a per share basis.

	For the Three Months Ended
	June 30, 2003		June 30, 2002
(Amounts in thousands, except per share amounts)	Amount	Per Share	Amount	Per Share
FFO as shown above	$133,410	$1.14	$116,779	$1.03
Items that affect comparability of FFO:
Gain on sale of condominiums	$(94)	$—	$(344)	$(.01)
Loss on Primestone foreclosure (2002) and settlement of guarantees (2003)	1,388.01		17,671.16
Amortization of Officer’s employment arrangement	—	—	6,875.06
Gain on sale of marketable securities	—	—	(12,346)	(.11)
Minority Interest	(237)	—	(2,420)	(.02)
	$1,057	$.01	$9,436	$.08

Six Months Ended June 30, 2003 and 2002

FFO was $263,515,000, or $2.29 per diluted share in the six months ended June 30, 2003, compared to $235,227,000, or $2.09 per diluted share in the six months ended June 30, 2002, an increase of $28,286,000 or $.20 per share.  As disclosed above, FFO includes income from the straight-lining of rents and amortization of acquired below market leases, net of above market leases.  Income from the straight-lining of rents amounted to $16,554,000, or $.12 per diluted share for the six months ended June 30, 2003, and $16,958,000, or $.12 per diluted share for the six months ended June 30, 2002.  Income from the amortization of acquired below market leases net of above market leases amounted to $3,752,000, or $.03 per diluted share in the six months ended June 30, 2003 and $6,234,000, or $.04 per diluted share in the six months ended June 30, 2002.   Such amounts are included in reported FFO above.

Included in FFO are certain items that affect comparability as detailed below.  Before these items, six months ended June 30, 2003 FFO is 3.6% higher than six months ended June 30, 2002 on a per share basis.

	For the Six Months Ended
	June 30, 2003		June 30, 2002
(Amounts in thousands, except per share amounts)	Amount	Per Share	Amount	Per Share
FFO as shown above	$263,515	$2.29	$235,227	$2.09
Items that affect comparability of FFO:
Gain on early extinguishment of debt of a partially-owned entity (Newkirk MLP)	$(1,600)	$(0.01)	$—	$—
Amortization of Officer’s employment arrangement	—	—	13,750.12
Gain on sale of condominiums	(282)	—	(1,875)	(.02)
Loss on Primestone foreclosure (2002) and settlement of guarantees (2003)	1,388.01		17,671.16
Gain on sale of marketable securities	—	—	(12,346)	(.11)
Minority Interest	94	—	(3,531)	(.03)
	$(400)	$—	$13,669	$.12

The following table reconciles FFO and net income:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income applicable to common shares	$82,331	$64,553	$168,648	$109,949
Cumulative effect of change in accounting principle	—	—	—	30,129
Depreciation and amortization of real property	51,066	48,553	100,573	94,601
Net gain on sale of real estate	—	—	(2,644)	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at funds from operations:
Depreciation and amortization of real property	13,537	12,903	26,785	25,784
Net gain on sale of real estate	(1,400)	—	(7,800)	—
Other	(17)	1,337	876	1,146
Minority interest in excess of preferential distributions	(13,283)	(12,214)	(25,274)	(29,910)
	132,234	115,132	261,164	231,699
Series A preferred shares	1,176	1,647	2,351	3,528
FFO-diluted (1)	$133,410	$116,779	$263,515	$235,227

(1)     Assuming all of the convertible units of the Operating Partnership were converted to shares, the minority interest in partnership earnings would not be deducted in calculating FFO and the shares used in calculating FFO per share would be increased to reflect the conversion.  The following table reconciles FFO as shown above, to the Operating Partnership’s FFO for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
FFO, as shown above	$133,410	$116,779	$263,515	$235,227
Addback of minority interest reflected as equity in the Operating Partnership	30,313	29,945	62,733	60,912
Operating Partnership FFO	$163,723	$146,724	$326,248	$296,139

The number of shares used in determining Operating Partnership FFO per share is as follows:

Shares used for determining diluted FFO per share	116,881	113,563	115,086	112,526
Convertible units:
Non-Vornado owned Class A units	18,403	21,352	19,413	21,295
B-1 units	822	822	822	822
B-2 units	411	411	411	411
C-1 units	855	855	855	855
E-1 units	5,680	5,680	5,680	5,680
Shares used for determining Operating Partnership diluted FFO per share	143,052	142,683	142,267	141,589

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

Below are the cash flows provided by (used in) operating, investing and financing activities:

(Amounts in thousands)	For the Six Months Ended June 30,
	2003	2002
Operating activities	$264,488	$247,298
Investing activities	$2,473	$(75,791)
Financing activities	$(301,962)	$247,092

Financings

On June 9, 2003, the Company completed a $170,000,000 mortgage financing of its 770 Broadway property.  The loan bears interest at LIBOR plus 1.05%, is prepayable after one year without penalty and matures in June 2006 with two-one year extension options.  The proceeds of the new loan were used primarily to repay (i) a $18,926,000 mortgage loan on 33 North Dearborn, (ii) a $69,507,000 mortgage loan on Tysons Dulles Plaza and (iii) $40,000,000 of borrowings under the Company’s unsecured revolving credit facility.  In connection with the closing of the 770 Broadway loan, the Company purchased an interest rate cap, and simultaneously sold an interest rate cap with the same terms. Since these instruments do not reduce the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments is expected to substantially offset one another.

Simultaneously with the completion of the 770 Broadway loan, the Company used cash from its mortgage escrow account to repay $133,659,000 of the $153,659,000 of debt previously cross-collateralized by its 770 Broadway and 595 Madison Avenue properties.

On July 3, 2003, the Company entered into a new $600 million unsecured revolving credit facility which has replaced its $1 billion unsecured revolving credit facility due to mature in July, 2003.  The Company has reduced the capacity because historically it has not utilized this additional capacity and to reduce costs.  The new facility has a three-year term with a one-year extension option and bears interest at LIBOR plus .65%.  The Company also has the ability under the new facility to seek up to $800 million of commitments during the facility’s term.  The new facility contains financial covenants similar to the prior facility.

On July 31, 2003, the Company replaced the mortgage on the Commerce Executive property with (i) a new $43,000,000 non-recourse mortgage loan at LIBOR plus 1.50% with a two-year term and a one-year extension option and (ii) a $10,000,000 unsecured loan for three years at LIBOR plus ..65% with a one-year extension option.

On August 4, 2003, the Company completed a refinancing of its 909 Third Avenue property.  The new $125,000,000 mortgage loan is for a term of three years and bears interest at LIBOR plus .70% and has two one-year extension options.  Simultaneously with the completion of the 909 Third Avenue loan, the Company used cash from its mortgage escrow account to repay the balance of $20,000,000 of debt previously cross-collateralized by its 770 Broadway and 595 Madison Avenue properties.

The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions would require funding from borrowings or equity offerings.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

The Company has exposure to fluctuations in market interest rates.  Market interest rates are highly sensitive to many factors that are beyond the control of the Company.  Various financial instruments exist which would allow management to mitigate the impact of interest rate fluctuations on the Company’s cash flows and earnings.

The Company’s exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

	As at June 30, 2003					As at December 31, 2002
(Amounts in thousands, except per share amounts)	Balance		Weighted Average Interest Rate	Effect of 1% Change In Base Rates		Balance	Weighted Average Interest Rate
Wholly-owned debt:
Variable rate	$1,265,456	(1)	2.25%	$12,455	(2)	$1,358,126	2.69%
Fixed rate	2,739,138		7.36%	—		2,713,194	7.17%
	$4,004,594		5.75%	12,455		$4,071,320	5.61%

Partially-owned debt:
Variable rate	$120,412		3.71%	1,204		$131,100	4.54%
Fixed rate	815,113		8.26%	—		917,008	8.41%
	$935,525		7.68%	1,204		$1,048,108	7.92%

Minority interest				(2,595)

Total decrease in the Company’s annual net income				$11,064
Per share-diluted				$.10

(1)                    Includes $542,880 for the Company’s senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (1.96% if set on June 30, 2003).  In accordance with SFAS 133, as amended, the Company is required to fair value the debt at each reporting period.  At June 30, 2003, the fair value adjustment was $43,454, and is included in the balance of the senior unsecured notes above.

(2)                    The effect of a 1% change in wholly-owned debt base rates shown above excludes $20,000 of variable rate mortgage financing, collateralized by the Company’s 595 Madison Avenue office property, as the proceeds are held in a restricted mortgage escrow account which bears interest at the same rate as the loans.

The fair value of the Company’s debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $170,003,000 at June 30, 2003.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting:  There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this reports relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following supplements and amends the discussion set forth under Item 3 “Legal Proceedings” in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as updated by the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003.

Primestone

As previously disclosed, Primestone filed an amended counterclaim against the Company in Delaware Chancery Court, alleging, among other things, that Vornado’s April 30, 2002 foreclosure on the collateral pledged by Primestone did not comply with the Uniform Commercial Code and that Vornado had tortiously interfered with Primestone’s business relations.  On December 19, 2002, the Delaware Chancery Court dismissed all of Primestone’s counterclaims.  Primestone appealed to the Delaware Supreme Court.  On April 16, 2003, the Delaware Supreme Court unanimously affirmed the Chancery Court’s decision.  On May 1, 2003, Primestone filed motion papers seeking to reargue the appeal and that motion was subsequently denied.  On June 13, 2003, the matters were settled pursuant to a settlement agreement and all complaints and counterclaims against the Company and its affiliates were discontinued with prejudice.

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

On March 26, 2003 Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its District of New Jersey complaint.  On April 9, 2003, the Company moved the New York Supreme Court action to the United States District Court for the Southern District of New York.  On June 30, 2003, the District Court ordered that the case be placed in suspension and ordered the parties to proceed in a related case that the Company commenced in the United States Bankruptcy Court for the Southern District of New York. On July 24, 2003, the Bankruptcy Court referred the related case to mediation.  If this matter is not resolved through mediation, the hearing will reconvene on September 10, 2003.  The Company believes that the additional rent provision of the guaranty expires at the earliest in 2012 and will vigorously oppose Stop & Shop’s complaint.

Item 2.    Changes in Securities and Use of Proceeds

During the three months ended June 30, 2003, the Company issued 859 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units in private placements in earlier periods in exchange for their interests in limited partnerships that owned real estate.  Additionally, the Company issued an aggregate of 262,614 common shares upon redemption of Class A units during the three months ended March 31, 2003.  All of the common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 28, 2003, the Company held its annual meeting of shareholders.  The shareholders voted, in person or by proxy, for the election of three nominees to serve on the Board of Trustees for terms described below and until their respective successors are duly elected and qualified.  The results of the voting are shown below:

Election of Trustees:

Trustee	Term	Votes Cast for	Votes Cast Against or Withheld
Steven Roth	3 years	79,637,153	19,923,934
Michael D. Fascitelli	3 years	79,600,457	19,960,630
Russell B. Wight, Jr.	3 years	97,703,912	1,857,175

Item 6.    Exhibits and Reports on Form 8-K

(a)                        Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

(b)                       Reports on Form 8-K:

Period Covered: (Date of Earliest Event Reported)	Items Reported	Dated Filed
April 23, 2003	Revision of definition of Funds from Operations to include straight-lining of rents.	April 24, 2003

May 5, 2003	Chairman’s letter regarding results of the Company’s operations and financial conditions.	May 6, 2003

May 28, 2003	Approval of filing of a shelf registration statement.	June 2, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: August 8, 2003	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President -
Finance and Administration and
Chief Financial Officer (duly authorized
officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.1	—

Amended and Restated Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 16, 1993 – Incorporated by reference to Exhibit 3(a) of Vornado’s Registration Statement on Form S-4 (File No. 33-60286), filed on April 15, 1993

*

3.2	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on May 23, 1996 – Incorporated by reference to Exhibit 3.2 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

*

3.3	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 3, 1997 – Incorporated by reference to Exhibit 3.3 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11954), filed on March 11, 2002

*

3.4	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997 – Incorporated by reference to Exhibit 3.2 of Vornado’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.5	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998 – Incorporated by reference to Exhibit 3.5 of Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.6	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on November 24, 1999 – Incorporated by reference to Exhibit 3.4 of Vornado’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.7	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 20, 2000 – Incorporated by reference to Exhibit 3.5 of Vornado’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.8	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on September 14, 2000 – Incorporated by reference to Exhibit 4.6 of Vornado’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

3.9	—

Articles of Amendment of Declaration of Trust of Vornado dated May 31, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on June 13, 2002 – incorporated by reference to Exhibit 3.9 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954)

*

*              Incorporated by reference.

Exhibit No.
3.10	—

Articles of Amendment of Declaration of Trust of Vornado dated June 6, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on June 13, 2002 – incorporated by reference to Exhibit 3.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954)

*

3.11	—

Articles Supplementary Classifying Vornado’s $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share – Incorporated by reference to Exhibit 3.11 of Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.12	—

Articles Supplementary Classifying Vornado’s $3.25 Series A Convertible Preferred Shares of Beneficial Interest, as filed with the State Department of Assessments and Taxation of Maryland on December 15, 1997 – Incorporated by reference to Exhibit 3.10 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 31, 2002

*

3.13	—

Articles Supplementary Classifying Vornado’s Series D-1 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, no par value (the “Series D-1 Preferred Shares”) – Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998

*

3.14	—

Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on February 9, 1999

*

3.15	—

Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.3 of Vornado’s Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999

*

3.16	—

Articles Supplementary Classifying Vornado’s Series C 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.7 of Vornado’s Registration Statement on Form 8-A (File No. 001-11954), filed on May 19, 1999

*

3.17	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-2 8.375% Cumulative Redeemable Preferred Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 1999 – Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.18	—

Articles Supplementary Classifying Vornado’s Series D-3 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 – Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

*              Incorporated by reference.

Exhibit No.

3.19	—

Articles Supplementary Classifying Vornado’s Series D-4 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 – Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

3.20	—

Articles Supplementary Classifying Vornado’s Series D-5 8.25% Cumulative Redeemable Preferred Shares – Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999

*

3.21	—

Articles Supplementary Classifying Vornado’s Series D-6 8.25% Cumulative Redeemable Preferred Shares, dated May 1, 2000, as filed with the State Department of Assessments and Taxation of Maryland on May 1, 2000 – Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed May 19, 2000

*

3.22	—

Articles Supplementary Classifying Vornado’s Series D-7 8.25% Cumulative Redeemable Preferred Shares, dated May 25, 2000, as filed with the State Department of Assessments and Taxation of Maryland on June 1, 2000 – Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000

*

3.23	—

Articles Supplementary Classifying Vornado’s Series D-8 8.25% Cumulative Redeemable Preferred Shares – Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000

*

3.24	—

Articles Supplementary Classifying Vornado’s Series D-9 8.75% Preferred Shares, dated September 21, 2001, as filed with the State Department of Assessments and Taxation of Maryland on September 25, 2001 – Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.25	—

Amended and Restated Bylaws of Vornado, as amended on March 2, 2000 – Incorporated by reference to Exhibit 3.12 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

3.26	—

Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 of Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003.

*

3.27	—

Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by reference to Exhibit 3.27 of Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.28	—

Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated by reference to Exhibit 3.5 of Vornado’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998

*

3.29	—

Third Amendment to the Partnership Agreement, dated as of November 12, 1998 – Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998

*

*              Incorporated by reference.

Exhibit No.

3.30	—

Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 – Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999

*

3.31	—

Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 – Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999

*

3.32	—

Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 – Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.33	—

Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 – Incorporated by reference to Exhibit 3.3 of Vornado’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.34	—

Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 – Incorporated by reference to Exhibit 3.4 of Vornado’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.35	—

Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 – Incorporated by reference to Exhibit 3.3 of Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999

*

3.36	—

Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 – Incorporated by reference to Exhibit 3.4 of Vornado’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

3.37	—

Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 – Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999

*

3.38	—

Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 – Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000

*

3.39	—

Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 – Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000

*

3.40	—

Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 – Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000

*

3.41	—

Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 – Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

*              Incorporated by reference.

Exhibit No.

3.42	—

Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 – Incorporated by reference to Exhibit 3.3 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.43	—

Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 – Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.44	—

Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 – Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002

*

3.45	—

Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 – Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954)

*

3.46	—

Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 – Incorporated by reference to Exhibit 3.27 of Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

4.1	—	Instruments defining the rights of security holders (see Exhibits 3.1 through 3.24 of this Quarterly Report on Form 10-Q)	*

4.2	—

Specimen certificate representing Vornado’s Common Shares of Beneficial Interest, par value $0.04 per share – Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Vornado’s Registration Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995

*

4.3	—

Specimen certificate representing Vornado’s $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share, no par value – Incorporated by reference to Exhibit 4.3 of Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

4.4	—

Specimen certificate evidencing Vornado’s Series B 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 4.2 of Vornado’s Registration Statement on Form 8-A (File No. 001-11954), filed on March 15, 1999

*

4.5	—

Specimen certificate evidencing Vornado’s 8.5% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value – Incorporated by reference to Exhibit 4.2 of Vornado’s Registration Statement on Form 8-A (File No. 001-11954), filed May 19, 1999

*

4.6	—

Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, LaSalle Bank National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc. – Incorporated by reference to Exhibit 10.48 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

*              Incorporated by reference.

Exhibit No.

4.7	—

Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New York, as Trustee – Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.’s Current Report on Form 8-K dated June 19, 2002 (File No. 000-22685), filed on June 24, 2002

*

4.8	—

Officer’s Certificate pursuant to Sections 102 and 301 of the Indenture, dated June 24, 2002 – Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

10.1**	—	Employment agreement between Vornado Realty Trust and Mitchell N. Schear, dated April 9, 2003

10.2	—

Revolving Credit Agreement, dated as of July 2, 2003 among Vornado Realty L.P., as borrower, Vornado Realty Trust, as general partner, and JPMorgan Chase Bank (as Administrative Agent), Bank of America, N.A. and Citicorp North American, Inc., Deutsche Bank Trust Company Americas and Fleet National Bank, and JPMorgan Chase Bank (in its individual capacity)

10.3	—	Guaranty of Payment, made as of July 2, 2003, by Vornado Realty Trust, for the benefit of JPMorgan Chase Bank

15.1	—	Letter regarding Unaudited Interim Financial Information

31.1	—	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Incorporated by reference.

**           Management contract or compensatory plan.