Form 10-Q
period 2003-09-30
VORNADO REALTY TRUST
filed 2003-11-07
CIK 899689

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

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

As of November 1, 2003, 115,136,676 of the registrant’s common shares of beneficial interest are outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Amounts in thousands, except share amounts)	September 30, 2003	December 31, 2002
ASSETS
Real estate, at cost:
Land	$1,490,075	$1,446,956
Buildings and improvements	6,054,336	5,829,294
Development costs and construction in progress	119,450	88,550
Leasehold improvements and equipment	71,814	67,521
Total	7,735,675	7,432,321
Less accumulated depreciation and amortization	(855,261)	(709,229)
Real estate, net	6,880,414	6,723,092
Assets related to discontinued operations	126,030	127,285
Cash and cash equivalents, including U.S. government obligations under repurchase agreements of $27,310 and $33,393	123,858	208,200
Escrow deposits and restricted cash	120,762	263,125
Marketable securities	81,877	42,525
Investments and advances to partially-owned entities, including Alexander’s of $195,797 and $193,879	991,276	961,126
Due from officers	20,642	20,643
Accounts receivable, net of allowance for doubtful accounts of $15,038 and $13,887	83,498	65,754
Notes and mortgage loans receivable	67,789	86,581
Receivable arising from the straight-lining of rents, net of allowance of $4,801 and $4,071	257,977	229,467
Other assets	323,148	290,381
TOTAL ASSETS	$9,077,271	$9,018,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$3,454,577	$3,537,720
Senior Unsecured Notes due 2007, at fair value (accreted face amount of $499,463 and $499,355)	532,871	533,600
Accounts payable and accrued expenses	228,052	202,756
Officers’ compensation payable	19,830	16,997
Deferred credit	54,069	59,362
Other liabilities	2,203	3,030
Total liabilities	4,291,602	4,353,465
Minority interest of unitholders in the Operating Partnership	1,982,340	2,037,358
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest:
no par value per share; authorized 70,000,000 shares;
Series A: liquidation preference $50.00 per share; issued and outstanding 1,030,438 and 1,450,623 shares	51,525	72,535
Series B: liquidation preference $25.00 per share; issued and outstanding 3,400,000 shares	81,805	81,805
Series C: liquidation preference $25.00 per share; issued and outstanding 4,600,000 shares	111,148	111,148
Common shares of beneficial interest: $.04 par value per share; authorized, 200,000,000 shares; issued and outstanding, 114,022,487 and 108,629,736 shares	4,562	4,320
Additional paid-in capital	2,659,140	2,481,414
Distributions in excess of net income	(157,065)	(169,629)
	2,751,115	2,581,593
Deferred compensation shares earned but not yet delivered	69,066	66,660
Deferred compensation shares issued but not yet earned	(7,617)	(2,629)
Accumulated other comprehensive loss	(4,531)	(13,564)
Due from officers for purchase of common shares of beneficial interest	(4,704)	(4,704)
Total shareholders’ equity	2,803,329	2,627,356
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,077,271	$9,018,179

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands except per share amounts)	2003	2002	2003	2002
Revenues:
Rentals	$322,056	$305,478	$947,098	$904,670
Expense reimbursements	46,456	42,831	133,832	114,451
Fee and other income	15,330	6,240	45,090	19,959
Total revenues	383,842	354,549	1,126,020	1,039,080

Expenses:
Operating	150,965	141,331	440,725	385,890
Depreciation and amortization	52,822	51,184	158,332	147,828
General and administrative	31,970	27,078	86,642	73,797
Amortization of officer’s deferred compensation expense	—	6,875	—	20,625
Total expenses	235,757	226,468	685,699	628,140

Operating income	148,085	128,081	440,321	410,940
Income applicable to Alexander’s	739	12,554	12,341	22,609
Income from partially-owned entities	11,132	6,692	54,165	30,304
Interest and other investment income	2,800	6,407	16,224	25,984
Interest and debt expense	(57,031)	(60,842)	(173,269)	(177,177)
Net gains on disposition of wholly-owned and partially-owned assets	1,266	4,503	160	1,053
Minority interest:
Perpetual preferred unit distributions	(17,738)	(18,254)	(53,215)	(54,968)
Minority limited partnership earnings	(17,841)	(17,492)	(57,323)	(51,630)
Partially-owned entities	(273)	(403)	(1,009)	(1,946)
Income from continuing operations	71,139	61,246	238,395	205,169
Discontinued operations	4,921	3,696	17,164	11,878
Cumulative effect of change in accounting principle	—	—	—	(30,129)
Net income	76,060	64,942	255,559	186,918
Preferred share dividends	(5,079)	(5,695)	(15,930)	(17,722)
NET INCOME applicable to common shares	$70,981	$59,247	$239,629	$169,196

NET INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$.59	$.52	$2.00	$1.79
Discontinued operations	.04	.03	.15	.11
Cumulative effect of change in accounting principle	—	—	—	(.29)
Net income per common share	$.63	$.55	$2.15	$1.61

NET INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$.56	$.51	$1.94	$1.72
Discontinued operations	.04	.03	.15	.11
Cumulative effect of change in accounting principle	—	—	—	(.28)
Net income per common share	$.60	$.54	$2.09	$1.55

DIVIDENDS PER COMMON SHARE	$.68	$.66	$2.04	$1.98

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
(Amounts in thousands)	2003	2002
Cash Flows From Operating Activities:
Net income	$255,559	$186,918
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	30,129
Gain on sale of real estate	(2,644)	—
Depreciation and amortization	158,332	147,828
Minority interest	111,547	108,544
Net gains on disposition of wholly-owned and partially-owned assets	(160)	(1,053)
Straight-lining of rental income	(31,908)	(29,622)
Amortization of acquired below market leases, net	(6,914)	—
Equity in income of partially-owned entities	(54,165)	(30,304)
Equity in income of Alexander’s	(12,341)	(22,609)
Amortization of officer’s deferred compensation expense	—	20,625
Changes in operating assets and liabilities	8,302	(62,955)
Net cash provided by operating activities	425,608	347,501

Cash Flows From Investing Activities:
Additions to real estate	(78,353)	(70,029)
Development costs and construction in progress	(102,254)	(47,351)
Investments in partially-owned entities	(10,360)	(35,209)
Distributions from partially-owned entities	50,178	100,326
Proceeds received from repayment of notes and mortgage loans receivable	26,092	115,000
Cash restricted for mortgage escrows and tenant improvements	142,363	704
Acquisition of Building Maintenance Service Company	(13,000)	—
Acquisition of Kaempfer Management Company	(27,622)	—
Acquisitions of real estate	(31,189)	(23,659)
Investments in marketable securities	(10,419)	(1,702)
Proceeds from sale of real estate	5,436	—
Investment in notes and mortgage loans receivable	(7,300)	(56,091)
Proceeds from sale of marketable securities	—	73,685
Net cash (used in) provided by investing activities	(64,579)	55,674

Cash Flows From Financing Activities:
Repayments of borrowings	(593,780)	(719,761)
Proceeds from borrowings	448,987	650,403
Dividends paid on common shares	(227,079)	(240,802)
Distributions to minority partners	(112,043)	(108,477)
Dividends paid on preferred shares	(15,930)	(17,722)
Exercise of stock options	54,474	25,455
Proceeds from issuance of common shares	—	56,508
Net cash used in financing activities	(445,371)	(354,396)
Net (decrease) increase in cash and cash equivalents	(84,342)	48,779
Cash and cash equivalents at beginning of period	208,200	265,584
Cash and cash equivalents at end of period	$123,858	$314,363

Supplemental Disclosure Of Cash Flow Information:
Cash payments for interest (including capitalized interest of $3,565 and $5,450)	$179,098	$171,132

Non-Cash Transactions:
Class A units issued in acquisitions	$55,435	$625,226
Financing assumed in acquisitions	—	1,086,480
Unrealized gain (loss) on securities available for sale	8,698	(112)
Capitalized development payroll	1,423	2,364

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             Organization

Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust.  Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 81% of the common limited partnership interest in, the Operating Partnership at September 30, 2003.  All references to the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.             Basis of Presentation

The accompanying consolidated financial statements are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vornado’s annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of Vornado and its majority-owned subsidiary, Vornado Realty L.P., as well as entities in which the Company owns more than 50%, unless a partner has shared board and management representation and authority and substantive participation rights on all significant business decisions.  All significant intercompany amounts have been eliminated.  Equity interests in partially-owned corporate entities are accounted for under the equity method of accounting when the Company’s ownership interest is more than 20%, but less than 50%.  When partially-owned investments are in partnership form, the 20% threshold for equity method accounting may be reduced.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company’s share of the net income or loss and cash contributions and distributions to or from these entities.  For all other investments, the Company uses the cost method.

Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented the Company reclassified its consolidated statements of income to reflect income and expenses for properties which are held for sale or sold during 2003 as discontinued operations, and reclassified assets and liabilities related to such properties as assets related to discontinued operations and liabilities related to discontinued operations on its consolidated balance sheets.

3.             Recently Issued Accounting Standards

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 – Consolidation of Variable Interest Entities (“FIN 46”)

In January 2003, the FASB issued FIN 46 – Consolidation of Variable Interest Entities, which requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a “primary beneficiary,” will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined.  An entity qualifies as a variable interest entity if (i) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the equity investors do not have the characteristics of a controlling financial interest in the entity.  The initial determination of whether an entity qualifies as a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined.  On October 9, 2003, the FASB issued FIN 46-6, deferring the effective date until the first interim or annual period ending after December 15, 2003 for (i) interests held by public companies in variable interest entities created before February 1, 2003 and (ii) non registered investment companies.  The Company does not anticipate that the adoption of FIN 46 will have a material effect on the consolidated financial statements.

SFAS No. 149 – Amendment of SFAS 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149 – Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 on July 1, 2003, had no impact on the Company’s consolidated financial statements.

SFAS No. 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for classifying and measuring as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  On October 29, 2003, the FASB deferred, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 as it relates to mandatorily redeemable non-controlling interests in consolidated subsidiaries that would not be recorded as liabilities under SFAS No. 150 by such subsidiaries.  The adoption of the remainder of SFAS No. 150 on July 1, 2003, had no impact on the Company’s consolidated financial statements.

4.             Acquisitions, Dispositions and Financings

Acquisitions

Upon acquisition of real estate, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships.  The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values.  The Company uses third party appraisers or methods similar to those used by third party appraisers such as estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information.

The fair value of the tangible assets (land, building and improvements) of an acquired property considers the value of the property as if it were vacant.  The fair value of the identified intangible assets and liabilities for above and below market in-place leases is based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the market lease rates measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized above market (deferred charge) or below market (deferred credit) intangible is amortized to rental income over the non-cancelable term of the respective leases. The aggregate value of the other acquired identified intangible assets, consisting of in-place leases and tenant relationships, considers the difference between the estimated fair value of the property as if vacant and the estimated value of property as if occupied at the level it was on the date of acquisition, adjusted to market rental rates.

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

For the three and nine months ended September 30, 2003, BMS revenues of $7,087,000 and $21,762,000 are included in fee and other income and BMS expenses of $4,647,000 and $15,171,000 are included in operating expenses in the Company’s consolidated statements of income.

Kaempfer Company (“Kaempfer”)

On April 9, 2003, the Company acquired Kaempfer, which owns partial interests in six Class “A” office properties in Washington D.C., manages and leases these properties and four others for which it receives customary fees and has options to acquire certain other real estate interests, including 50% of Kaempfer’s 5% interest in the planned redevelopment of Waterfront, located at 401 M Street, a mixed-use project in Southwest Washington D.C. (the “Waterfront interest”).  Kaempfer’s equity interest in the properties approximates 5.0%.  The aggregate purchase price for the equity interests and the management and leasing business was $33,400,000 (consisting of $29,800,000 in cash and approximately 99,300 Vornado Realty L.P. partnership units valued at $3,600,000) and may be increased by up to $9,000,000 based on the performance of the management company.  This acquisition was recorded as a business combination under the purchase method of accounting.  Accordingly, the operations of Kaempfer are consolidated into the accounts of the Company beginning April 9, 2003.

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

On October 7, 2003, the Company acquired the Waterfront interest described above for $2,000,000, of which the Company paid $1,545,000 in cash and issued 12,500 Vornado Realty L.P. partnership units valued at $455,000.  The partnership units were issued to Mitchell N. Schear, one of the partners in the Waterfront interest, and the President of the Company’s CESCR division.

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

2101 L Street

On August 4, 2003, the Company completed the acquisition of 2101 L Street, a 370,000 square foot office building located in Washington D.C.  The consideration for the acquisition consisted of approximately 1.1 million newly issued Vornado Realty L.P. partnership units (valued at approximately $49,517,000) and the assumption of existing mortgage debt and transaction costs totaling approximately $32,000,000.  Mr. Robert H. Smith and Mr. Robert P. Kogod, trustees of Vornado, together with family members owned approximately 24 percent of the limited partnership that sold the building and Mr. Smith was a general partner.  On August 5, 2003, the Company repaid the mortgage of $29,056,000.

Dispositions

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain of $2,644,000.

The Company recognized gains on sale of residential condominiums in Chicago, Illinois of $188,000 during the first quarter of 2003 and $282,000 and $2,156,000 during the three and nine months ended September 30, 2002.  Such gains are included in the income statement caption “net gains on disposition of wholly-owned and partially-owned assets.”

On June 13, 2003, the Company received its $5,000,000 share of a settlement with affiliates of Primestone Investment Partners of the amounts due under the guarantees of the Primestone loans.  In connection therewith, the Company recognized a $1,388,000 loss on settlement of the guarantees which is included in the income statement caption “net gains on disposition of wholly-owned and partially-owned assets” for the nine months ended September 30, 2003.

On June 27, 2003, the Park Laurel joint venture completed the sale of the remaining condominium unit in the project resulting in a net gain to the Company of $94,000, which is included in the income statement caption “net gains on disposition of wholly-owned and partially-owned assets” for the nine months ended September 30, 2003.

On August 18, 2003, the Company recognized a $767,000 deferred gain on the sale of its 50% interest in 570 Lexington Avenue which was sold on May 17, 2001, which is included in the income statement caption “net gains on disposition of wholly-owned and partially-owned assets” for the three and nine months ended September 30, 2003.

On October 10, 2003, the Company sold Two Park Avenue, a 965,000 square foot office building, for $292,000,000 to SEB Immobilien-Investment GMBH, a German capital investment company.   The Company’s net gain on the sale after closing costs is approximately $157,000,000 and will be recognized in the fourth quarter of 2003.

On November 3, 2003, the Company sold its Hagerstown retail property located in Maryland for $3,100,000.  The Company’s gain on sale after closing costs is approximately $2,000,000, and will be recognized in the fourth quarter of 2003.

Financings

On October 10, 2003, the Company called for the redemption of all of its 8.5% Series D-1 Cumulative Redeemable Preferred Units issued in 1998.  The Preferred Units will be redeemed on November 12, 2003 at a redemption price equal to $25.00 per unit or an aggregate of $87,500,000 plus accrued distributions of $849,000.  In conjunction with the redemption, the Company will write-off $2,100,000 of issuance costs in the fourth quarter of 2003.

For details of the Company’s financing activities see Note 7 - Notes and Mortgages Payable.

5.             Investments and Advances to Partially-Owned Entities

The Company’s investments and advances to partially-owned entities and equity in income of such investments are as follows:

Investments and Advances:

(Amounts in thousands)	September 30, 2003	December 31, 2002

Temperature Controlled Logistics	$468,889	$459,559
Alexander’s	195,797	193,879
Newkirk Master Limited Partnership (“Newkirk MLP”)	208,791	182,465
Monmouth Mall Joint Venture	33,275	31,416
Partially-Owned Office Buildings	43,550	27,164
Starwood Ceruzzi Joint Ventures	23,568	24,959
Prime Group Realty L.P.	—	23,408
Park Laurel	804	3,481
Other	16,602	14,795
	$991,276	$961,126

Equity in Income (loss):

For The Three Months Ended September 30,

For The Nine Months Ended September 30,

(Amounts in thousands)

2003

2002

2003

2002

Income applicable to Alexander’s:

33.1% share of equity in net (loss) income	$(4,564)	$5,603	$(4,779)		$6,097
Interest income (1)	2,666	2,531	7,760		7,818
Development and guarantee fees (1)	1,548	2,955	6,107		4,930
Management and leasing fees (1)	1,089	1,465	3,253		3,764
	$739	$12,554	$12,341		$22,609
Temperature Controlled Logistics:
60% share of equity in net income (loss)	$901	$(2,125)	$6,578		$1,258
Management fees	1,398	1,399	4,151		4,164
Other	102	121	474		365
	2,401	(605)	11,203		5,787

Newkirk MLP:
22.6% share of equity in income (2)	5,990	6,987	29,547		18,600
Interest and other income	1,782	913	5,353		5,300
	7,772	7,900	34,900		23,900
Partially-Owned Office Buildings	659	598	2,068		1,874
Other	300	(1,201)	5,994	(3)	(1,257)
	$11,132	$6,692	$54,165		$30,304

(1)    Alexander’s capitalizes the fees and interest charged by the Company.  Because the Company owns 33.1% of Alexander’s, the Company recognizes 66.9% of such amounts as income and the remainder is reflected as a reduction of the Company’s carrying amount of the investment in Alexander’s.

(2)    The three months ended September 30, 2003 and 2002, includes the Company’s share of net losses on sale of real estate of $400 and $1,200 respectively.  The nine months ended September 30, 2003 includes net gains of $9,500 from the sale of properties and the early extinguishment of debt.  The nine months ended September 30, 2002, includes $1,200 for the Company’s share of losses on sale of real estate.

(3)    Includes $4,413 for the Company’s share of Prime Group’s lease termination fee income.

Below is a summary of the debt of partially-owned entities as of September 30, 2003 and December 31, 2002, none of which is guaranteed by the Company.

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	September 30, 2003		December 31, 2002
Alexander’s (33.1% interest):
Due to Vornado on January 3, 2006 with interest at 12.48% (prepayable without penalty)	$124,000		$119,000
Lexington Avenue construction loan payable, due on January 3, 2006, plus two one-year extensions, with interest at LIBOR plus 2.50% (3.62% at September 30, 2003)	187,256		55,500
Rego Park mortgage payable, due in May 2009, with interest at 7.25%	82,000		82,000
Kings Plaza Regional Shopping Center mortgage payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	217,297		219,308
Paramus mortgage payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000		68,000

Temperature Controlled Logistics (60% interest):
Mortgage notes payable collateralized by 58 temperature controlled warehouses, due from 2004 to 2023 with a weighted average interest rate of 6.94% at September 30, 2003 (various prepayment terms)	526,736		537,716
Other notes and mortgages payable	36,696		37,789

Newkirk MLP (22.6% interest):
Portion of first mortgages and contract rights, collateralized by the partnership’s real estate, due from 2003 to 2024, with a weighted average interest rate of 10.14% at September 30, 2003 (various prepayment terms)	1,247,743		1,432,438
Prime Group Realty L.P. (14.9% interest):
24 mortgages payable	—	(1)	868,374
Partially Owned Office Buildings:
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000		60,000
Fairfax Square (20% interest) mortgage note payable due in August 2009, with interest at 7.50%	68,340		68,900
825 Seventh Avenue (50% interest) mortgage payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	23,104		23,295
Orleans Hubbard (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,847		9,961
Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	15,671		15,860
Kaempfer Equity Interests (1% to 10% interests in six partnerships) Mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2031, with a weighted average interest rate of 7.00% at September 30, 2003 (various prepayment terms)	366,037		—
Monmouth Mall (50% interest):
Mortgage note payable, due in November 2005, with interest at LIBOR + 2.05% and two one-year extension options (3.65% at September 30, 2003)	135,000		135,000

(1)                                  The Company converted its investment in Prime Group Realty L.P. into common shares of Prime Group Realty Trust on May 23, 2003.  Accordingly, the investment is accounted for as a marketable security from that date forward.

Based on the Company’s ownership interest in the partially-owned entities above, the Company’s share of the debt of these partially-owned entities was $937,512,000 and $1,048,108,000 as of September 30, 2003 and December 31, 2002.

Temperature Controlled Logistics

Based on the joint venture’s policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $8,416,000 and $19,518,000 of rent it was due for the three and nine months ended September 30, 2003 and $6,808,000 and $12,361,000 of rent it was due for the three and nine months ended September 30, 2002, which together with previously deferred rent is $43,868,000.

On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2004 from December 31, 2003.

On March 28, 2003, a joint venture in which the Company has a 44% interest acquired $6,640,000 of trade receivables from AmeriCold Logistics for $6,500,000 in cash (a 2% discount).  These receivables were collected in full during the second quarter of 2003.

Alexander’s

Alexander’s is managed by, and its properties are leased by, the Company pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.  As of September 30, 2003, the Company has a receivable from Alexander’s of $18,821,000 under the management and development agreement.

At September 30, 2003, the Company had loans receivable from Alexander’s of $124,000,000, including $29,000,000 drawn under a $50,000,000 line of credit.  The maturity date of the loan and the line of credit is the earlier of January 3, 2006, or the date the Alexander’s Lexington Avenue construction loan is repaid.  The Company accrues interest at 12.48% on the loan and line of credit, which resets quarterly using the same spread to treasuries as previously existed with a 3% floor for treasuries.  The Company believes that although Alexander’s has disclosed that it does not currently have positive cash flow sufficient to repay the loans receivable to the Company (although interest is currently being paid on the Company’s loans), Alexander’s will be able to repay the loans upon the successful development and permanent financing of its Lexington Avenue development project or through asset sales.

Equity in income from Alexander’s reflects Alexander’s stock appreciation rights compensation expense of which the Company’s share was $6,192,000 and $9,477,000 for the three and nine months ended September 30, 2003, based on a closing Alexander’s stock price of $105.50 on September 30, 2003.  In the three months ended September 30, 2002, Alexander’s reversed stock appreciation rights compensation expense recognized in the second quarter of 2002, of which the Company’s share was $1,402,000.  The closing stock price of Alexander’s was $61.00 on September 30, 2002.  In addition, in the nine months ended September 30, 2002, equity in income from Alexander’s includes $3,431,000 representing the Company’s share of Alexander’s gain on sale of its Third Avenue property.

Prime Group Realty L.P.

On June 11, 2003, the Company exercised its right to exchange the 3,972,447 units it owned in Prime Group Realty L.P. for 3,972,447 common shares in Prime Group Realty Trust (NYSE: PGE).  Prior to the exchange, the Company accounted for its investment in the partnership on the equity method.

Subsequent to the exchange, the Company is accounting for its investment in PGE as a marketable equity security – available for sale, as the Company’s shares represent less than a 20% ownership interest in PGE (which is not a partnership), the Company does not have significant influence and the common shares have a readily determinable fair value.  Accordingly, the carrying amount previously included in Investments and Advances to Partially-Owned Entities has been reclassified to Marketable Securities on the Company’s consolidated balance sheet as of September 30, 2003.  The Company is also required to mark-to-market these securities based on the closing price of the PGE shares on the NYSE at the end of each reporting period.  For the period from June 11, 2003 through September 30, 2003, the Company recorded a $6,623,000 unrealized gain, which is not included in the Company’s net income, but is reflected as a component of Accumulated Other Comprehensive Loss in the Shareholders’ Equity section of the consolidated balance sheet.  From the date of exchange, income recognition is limited to dividends received on the PGE shares.

On June 13, 2003, the Company received its $5,000,000 share of a settlement with affiliates of Primestone Investment Partners of the amounts due under the guarantees of the Primestone loans.  In connection therewith, the Company recognized a $1,388,000 loss on settlement of the guarantees, which has been reflected as a component of “net gains on disposition of wholly-owned and partially-owned assets” in the Company’s consolidated statement of income for the nine months ended September 30, 2003.

6.             Notes and Mortgage Loans Receivable

On September 11, 2003, the Company made a loan of $7,300,000 to a non-affiliated holder of the Company’s Series C-1 convertible preferred and Class A operating partnership units.  The loan is secured by the borrower’s units (valued at approximately $17,000,000 at September 30, 2003), bears interest at 3.0% per annum and matures on November 10, 2003.

On October 17, 2003, the Company made a $200,000,000 mezzanine loan secured by partnership interests in the General Motors Building.  The Company’s loan is subordinate to $900,000,000 of other debt.  The loan is based on a rate of LIBOR plus 8.69% (with a LIBOR floor of 1.5%).  The loan matures in October 2005, with three one-year extensions.  Further, on October 30, 2003, the Company made an additional $25,000,000 loan, as part of a $50,000,000 loan, the balance of which was funded by an affiliate of Soros Fund Management LLC.  This loan, which is junior to the $1,100,000,000 of loans noted above, is based on a rate of LIBOR plus 12.81% (with a LIBOR floor of 1.5%).  The loan will mature in October 2005, with three one-year extensions.

7.             Notes and Mortgages Payable

Following is a summary of the Company’s debt:

		Interest Rate as at September 30, 2003	Balance as of
(Amounts in thousands)	Maturity		September 30, 2003	December 31, 2002
Notes and Mortgages Payable:
Fixed Interest:
Office:
NYC Office:
Two Penn Plaza	03/04	7.08%	$152,254	$154,669
888 Seventh Avenue	02/06	6.63%	105,000	105,000
Eleven Penn Plaza	05/07	8.39%	49,582	50,383
866 UN Plaza	04/04	7.79%	33,000	33,000
CESCR Office:
Crystal Park 1-5	07/06-08/13	6.66-7.08%	261,515	264,441
Crystal Gateway 1-4 Crystal Square 5	07/12-01/25	6.75-7.09%	214,801	215,978
Crystal Square 2, 3 and 4	10/10-11/14	6.82-7.08%	144,562	146,081
Skyline Place	08/06-12/09	6.60-6.93%	136,928	139,212
1101 17th , 1140 Connecticut, 1730 M & 1150 17th	08/10	6.74%	96,290	97,318
Courthouse Plaza 1 and 2	01/08	7.05%	79,215	80,062
Crystal Gateway N., Arlington Plaza and 1919 S. Eads	11/07	6.77%	71,819	72,721
Reston Executive I, II & III	01/06	6.75%	73,096	73,844
Crystal Plaza 1-6	10/04	6.65%	69,227	70,356
One Skyline Tower	06/08	7.12%	65,063	65,764
Crystal Malls 1-4	12/11	6.91%	62,087	65,877
1750 Pennsylvania Avenue	06/12	7.26%	49,464	49,794
One Democracy Plaza	02/05	6.75%	27,123	27,640
Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	483,268	487,246
Green Acres Mall	02/08	6.75%	148,991	150,717
Las Catalinas Mall	11/13	6.97%	66,976	67,692
Montehiedra Town Center	05/07	8.23%	59,060	59,638
Merchandise Mart:
Washington Design Center	10/11	6.95%	48,140	48,542
Market Square Complex	07/11	7.95%	47,291	48,213
Furniture Plaza	02/13	5.23%	46,224	—
Washington Office Center	02/04	6.80%	43,621	44,924
Other	02/05-06/13	7.52-7.71%	23,300	18,703
Other:
Industrial Warehouses	10/11	6.95%	49,087	49,423
Student Housing Complex	11/07	7.45%	18,840	19,019
Other	08/21	9.90%	6,924	6,937
Total Fixed Interest Notes and Mortgages Payable		7.37%	2,732,748	2,713,194

				Interest Rate as at
			Spread		Balance as of
(Amounts in thousands)	Maturity		over LIBOR	September 30, 2003	September 30, 2003	December 31, 2002
Notes and Mortgages Payable:
Variable Interest:
Office:
NYC Office:
One Penn Plaza	06/05		L+125	2.25%	$275,000	$275,000
770 Broadway (1)	06/06		L+105	2.18%	170,000	83,314
909 Third Avenue		(2)	L+70	1.83%	125,000	105,837
595 Madison Avenue		(2)	—	—	—	70,345
CESCR Office:
Commerce Executive III, IV & V		(3)	L+135	2.35%	52,763	53,307
Tyson Dulles Plaza (1)	N/A		—	—	—	69,507
Merchandise Mart:
Furniture Plaza	N/A		—	—	—	48,290
33 North Dearborn Street (1)	N/A		—	—	—	18,926
Other:
Palisades construction loan	12/03		L+185	2.79%	99,066	100,000
Total Variable Interest Notes and Mortgages Payable				2.25%	721,829	824,526
Total Notes and Mortgages Payable				6.30%	$3,454,577	$3,537,720

Senior Unsecured Notes due 2007 at fair value (accreted face amount of $499,463 and $499,355)	06/07		L+77	1.96%	$532,871	$533,600

Unsecured revolving credit facility (4)		(4)	L+90	N/A	$—	$—

(1)          On June 9, 2003, the Company completed a $170,000 mortgage financing of its 770 Broadway property.  The loan bears interest at LIBOR plus 1.05%, is prepayable after one year without penalty and matures in June 2006 with two-one year extension options.  The proceeds of the new loan were used primarily to repay (i) a $18,926 mortgage loan on 33 North Dearborn, (ii) a $69,507 mortgage loan on Tysons Dulles Plaza, and (iii) $40,000 of borrowings under the Company’s unsecured revolving credit facility.  In connection with the closing of the 770 Broadway loan, the Company purchased an interest rate cap, and simultaneously sold an interest rate cap with the same terms. Since these instruments do not reduce the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments is expected to substantially offset one another.  Simultaneously with the completion of the 770 Broadway loan, the Company used cash from its mortgage escrow account to repay $133,659 of the $153,659 of debt previously cross-collateralized by its 770 Broadway and 595 Madison Avenue properties.

(2)          On August 4, 2003, the Company completed a refinancing of its 909 Third Avenue mortgage loan.  The new $125,000 mortgage loan is for a term of three years and bears interest at LIBOR plus .70% and has two one-year extension options.  Simultaneously with the completion of the 909 Third Avenue loan, the Company used cash from its mortgage escrow account to repay the balance of $20,000 of debt previously cross-collateralized by its 770 Broadway and 595 Madison Avenue properties.  In connection with the closing of the 909 Third Avenue loan, the Company purchased an interest rate cap, and simultaneously sold an interest rate cap with the same terms. Since these instruments do not reduce the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments is expected to substantially offset one another.

(3)          On July 31, 2003, the Company replaced the mortgage on the Commerce Executive property with (i) a new $43,000 non-recourse mortgage loan at LIBOR plus 1.50% with a two-year term and a one-year extension option and (ii) a $10,000 unsecured loan for three years at LIBOR plus .65% with a one-year extension option.

(4)          On July 3, 2003, the Company entered into a new $600 million unsecured revolving credit facility which has replaced its $1 billion unsecured revolving credit facility which was to mature in July, 2003.  The new facility has a three-year term, a one-year extension option and bears interest at LIBOR plus .65%.  The Company also has the ability under the new facility to seek up to $800 million of commitments during the facility’s term.  The new facility contains financial covenants similar to the prior facility.

8.             Fee And Other Income

The following table sets forth the details of fee and other income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands)	2003	2002	2003	2002
Tenant cleaning fees	$7,087	$—	$21,762	$—
Management and leasing fees	3,736	3,576	9,781	11,080
Other income	4,507	2,664	13,547	8,879
	$15,330	$6,240	$45,090	$19,959

Fee and other income above includes management fee income from Interstate Properties, a related party, of $380,000 and $439,000 in the three months ended September 30, 2003 and 2002 and $943,000 and $1,023,000 in the nine months ended September 30, 2003 and 2002.  The above table excludes fee income from partially-owned entities which is included in income from partially-owned entities (see Note 5).

9.             Income Per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic income per common share, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted income per common share, which includes the weighted average common shares and dilutive share equivalents.  Potential dilutive share equivalents include the Company’s Series A Convertible Preferred shares as well as Vornado Realty L.P.’s convertible preferred units.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands except per share amounts)	2003	2002	2003	2002
Numerator:
Income from continuing operations	$71,139	$61,246	$238,395	$205,169
Discontinued operations	4,921	3,696	17,164	11,878
Cumulative effect of change in accounting principle	—	—	—	(30,129)
Net income	76,060	64,942	255,559	186,918
Preferred share dividends	(5,079)	(5,695)	(15,930)	(17,722)
Numerator for basic income per share – net incomeapplicable to common shares	70,981	59,247	239,629	169,196
Impact of assumed conversions:
Series A convertible preferred shares	—	—	3,265	—
Numerator for diluted income per share – net incomeapplicable to common shares	$70,981	$59,247	$242,894	$169,196

Denominator:
Denominator for basic income per share – weighted average shares	113,028	106,830	111,217	105,276
Effect of dilutive securities:
Series A convertible preferred shares	—	—	1,855	—
Employee stock options	4,317	3,118	3,030	3,792
Deferred compensation shares issued but not yet earned	277	401	225	254
Denominator for diluted income per share – weighted average shares and assumed conversions	117,622	110,349	116,327	109,322

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$.59	$.52	$2.00	$1.79
Discontinued operations	.04	.03	.15	.11
Cumulative effect of change in accounting principle	—	—	—	(.29)
Net income per common share	$.63	$.55	$2.15	$1.61
INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$.56	$.51	$1.94	$1.72
Discontinued operations	.04	.03	.15	.11
Cumulative effect of change in accounting principle	—	—	—	(.28)
Net income per common share	$.60	$.54	$2.09	$1.55

10.          Comprehensive Income

The following table sets forth the Company’s comprehensive income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands)	2003	2002	2003	2002
Net income	$76,060	$64,942	$225,559	$186,918
Preferred share dividends	(5,079)	(5,695)	(15,930)	(17,722)
Net income applicable to common shares	70,981	59,247	239,629	169,196
Other comprehensive income (loss)	5,273	(169)	9,033	(9,870)
Comprehensive income	$76,254	$59,078	$248,662	$159,326

11.          Stock-Based Compensation

As part of the 2002 annual compensation review, in lieu of stock options, on January 28, 2003 the Company granted 166,990 restricted shares at $34.50 per share (the then closing stock price on the NYSE) to employees of the Company.  These awards vest over a 5-year period.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period.  Dividends paid on both vested and unvested restricted share awards are charged to retained earnings.  For the three and nine months ended September 30, 2003, the Company recognized compensation expense of $862,000 and $2,406,000, of which $285,000 and $759,000 related to the January 2003 awards.

Prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method (i.e. the difference between the price per share at the grant date and the option exercise price).  Accordingly, no stock-based compensation was recognized in the Company’s financial statements for plan awards granted prior to 2003.  If compensation cost for plan awards granted prior to 2003 had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2003	2002	2003	2002
Net income applicable to common shares:
As reported	$70,981	$59,247	$239,629	$169,196
Stock-based compensation cost, net of minority interest	(1,094)	(2,023)	(3,281)	(6,069)
Pro-forma	$69,887	$57,224	$236,348	$163,127
Net income per share applicable to common shares:
Basic:
As reported	$.63	$.55	$2.15	$1.61
Pro-forma	$.62	$.54	$2.13	$1.55
Diluted:
As reported	$.60	$.54	$2.09	$1.55
Pro-forma	$.59	$.52	$2.06	$1.49

12.          Discontinued Operations

Assets related to discontinued operations at September 30, 2003 represents the Company’s New York City office property located at Two Park Avenue and retail properties located in Vineland, New Jersey and Hagerstown, Maryland.  The results of operations of these properties as well as the Company’s Baltimore, Maryland retail property which was sold on January 9, 2003 (resulting in net gain of $2,644,000) are shown as discontinued operations.  The following is a summary of the combined results of operations of these properties:

(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Total revenues	$9,493	$9,775	$27,850	$28,605
Total expenses	4,572	6,079	13,330	16,727
Net income	4,921	3,696	14,520	11,878
Gain on sale of Baltimore	—	—	2,644	—
Income from discontinued operations	$4,921	$3,696	$17,164	$11,878

On November 3, 2003, the Company sold its Hagerstown retail property located in Maryland for $3,100,000.  The Company’s gain on sale after closing costs is approximately $2,000,000, and will be recognized in the fourth quarter of 2003.

13.          Commitments and Contingencies

At September 30, 2003, the Company’s $600,000,000 revolving credit facility had a zero balance, and the Company utilized $9,167,000 of availability under the facility for letters of credit and guarantees.  In addition, the Company has $10,167,000 of other letters of credit outstanding as of September 30, 2003.

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

The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company) and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance.  There can be no assurance that the lenders under these instruments will not take the position that since the Company’s current all risk insurance policies differ from policies in effect prior to September 11, 2001 as to coverage for terrorist acts, there are breaches of these debt instruments that allow the lenders to declare an event of default and accelerate repayment of debt.  In addition, if lenders insist on coverage for these risks, as it existed prior to September 11, 2001, it could adversely affect the Company’s ability to finance and/or refinance its properties and to expand its portfolio.

From time to time, the Company has disposed of substantial amounts of real estate to third parties for which, as to certain properties, it remains contingently liable.

There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company’s financial condition, results of operations or cash flow.

14.          Segment Information

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

	For The Three Months Ended September 30,
	2003							2002
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$307,502	$208,018	$34,712	$47,706	$—		$17,066	$291,289	$198,523	$30,813	$47,265	$—		$14,688
Straight-line rents:
Contractual rent increases	9,265	8,385	821	1	—		58	7,633	6,799	—	746	—		88
Amortization of free rent	2,127	416	1,104	483	—		124	3,439	2,574	879	498	—		(512)
Amortization of acquired below market leases, net	3,162	2,998	164	—	—		—	3,117	3,117	—	—	—		—
Total rentals	322,056	219,817	36,801	48,190	—		17,248	305,478	211,013	31,692	48,509	—		14,264
Expense reimbursements	46,456	26,582	14,383	4,455	—		1,036	42,831	25,740	13,090	2,742	—		1,259
Fee and other income:
Tenant cleaning fees	7,087	7,087	—	—	—		—	—	—	—	—	—		—
Management and leasing fees	3,736	3,349	380	—	—		7	3,576	3,128	439	9	—		—
Other	4,507	1,270	2,368	786	—		83	2,664	1,348	36	1,487	—		(207)
Total revenues	383,842	258,105	53,932	53,431	—		18,374	354,549	241,229	45,257	52,747	—		15,316
Operating expenses	150,965	100,761	15,986	20,516	—		13,702	141,331	88,702	15,363	23,400	—		13,866
Depreciation and amortization	52,822	37,062	4,282	7,387	—		4,091	51,184	36,575	3,496	6,920	—		4,193
General and administrative	31,970	9,190	2,552	4,772	—		15,456	27,078	8,412	2,699	5,593	—		10,374
Amortization of officer’s deferred compensation expense	—	—	—	—	—		—	6,875	—	—	—	—		6,875
Total expenses	235,757	147,013	22,820	32,675	—		33,249	226,468	133,689	21,558	35,913	—		35,308
Operating income	148,085	111,092	31,112	20,756	—		(14,875)	128,081	107,540	23,699	16,834	—		(19,992)
Income applicable to Alexander’s	739	—	—	—	—		739	12,554	—	—	—	—		12,554
Income from partially-owned entities	11,132	659	651	142	2,401	(3)	7,279	6,692	598	(734)	(75)	(605	)(3)	7,508
Interest and other investment income	2,800	248	47	26	—		2,479	6,407	1,202	88	147	—		4,970
Interest and debt expense	(57,031)	(33,173)	(14,924)	(3,609)	—		(5,325)	(60,842)	(35,065)	(14,007)	(4,516)	—		(7,254)
Net gain on disposition of wholly-owned and partially-owned assets	1,266	947	—	—	—		319	4,503	—	—	281	—		4,222
Minority interest	(35,852)	(301)	—	—	—		(35,551)	(36,149)	(787)	—	(204)	—		(35,158)
Income from continuing operations	71,139	79,472	16,886	17,315	2,401		(44,935)	61,246	73,488	9,046	12,467	(605)		(33,150)
Discontinued operations	4,921	4,995	(74)	—	—		—	3,696	3,629	67	—	—		—
Cumulative effect of change in accounting principle	—	—	—	—	—		—	—	—	—	—	—		—
Net income	76,060	84,467	16,812	17,315	2,401		(44,935)	64,942	77,117	9,113	12,467	(605)		(33,150)
Cumulative effect of change in accounting principle	—	—	—	—	—		—	—	—	—	—	—		—
Interest and debt expense(2)	73,180	34,150	15,741	3,840	6,169		13,280	78,041	36,085	14,503	4,516	6,533		16,404
Depreciation and amortization(2)	67,555	38,253	4,848	7,476	8,687		8,291	64,713	38,311	4,322	6,920	8,389		6,771
EBITDA(1)	$216,795	$156,870	$37,401	$28,631	$17,257		$(23,364)	$207,696	$151,513	$27,938	$23,903	$14,317		$(9,975)

See footnotes on page 21.

	For The Nine Months Ended September 30,
	2003							2002
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(4)
Property rentals	$908,276	$616,638	$101,844	$145,648	$—		$44,146	$866,745	$594,557	$89,543	$142,289	$—	$40,356
Straight-line rents:
Contractual rent increases	25,819	21,465	2,935	1,371	—		48	24,591	20,895	760	2,837	—	99
Amortization of free rent	6,089	520	3,975	1,471	—		123	3,983	1,725	1,448	816	—	(6)
Amortization of acquired below market leases, net	6,914	6,423	491	—	—		—	9,351	9,351	—	—	—	—
Total rentals	947,098	645,046	109,245	148,490	—		44,317	904,670	626,528	91,751	145,942	—	40,449
Expense reimbursements	133,832	74,826	42,826	13,453	—		2,727	114,451	64,805	36,699	9,957	—	2,990
Fee and other income:
Tenant cleaning fees	21,762	21,762	—	—	—		—	—	—	—	—	—	—
Management and leasing fees	9,781	8,807	943	—	—		31	11,080	10,031	1,023	26	—	—
Other	13,547	6,560	4,368	2,318	—		301	8,879	4,458	14	4,107	—	300
Total revenues	1,126,020	757,001	157,382	164,261	—		47,376	1,039,080	705,822	129,487	160,032	—	43,739
Operating expenses	440,725	284,242	53,687	64,649	—		38,147	385,890	244,723	43,116	63,535	—	34,516
Depreciation and amortization	158,332	111,783	12,689	21,209	—		12,651	147,828	104,221	10,520	20,688	—	12,399
General and administrative	86,642	26,817	7,606	14,438	—		37,781	73,797	25,535	5,760	15,298	—	27,204
Amortization of officer’s deferred compensation expense	—	—	—	—	—		—	20,625	—	—	—	—	20,625
Total expenses	685,699	422,842	73,982	100,296	—		88,579	628,140	374,479	59,396	99,521	—	94,744
Operating income	440,321	334,159	83,400	63,965	—		(41,203)	410,940	331,343	70,091	60,511	—	(51,005)
Income applicable to Alexander’s	12,341	—	—	—	—		12,341	22,609	—	—	—	—	22,609
Income from partially-owned entities	54,165	2,068	2,905	145	11,203	(3)	37,844	30,304	1,874	(803)	(62)	5,787 (3)	23,508
Interest and other investment income	16,224	1,893	148	83	—		14,100	25,984	5,071	245	425	—	20,243
Interest and debt expense	(173,269)	(101,128)	(44,894)	(10,759)	—		(16,488)	(177,177)	(103,173)	(41,318)	(18,386)	—	(14,300)
Net gain (loss) on disposition of wholly-owned and partially-owned assets	160	947	—	188	—		(975)	1,053	—	—	2,156	—	(1,103)
Minority interest	(111,547)	(1,119)	—	——	—		(110,428)	(108,544)	(2,573)	——	(976)	—	(104,995)
Income from continuing operations	238,395	236,820	41,559	53,622	11,203		(104,809)	205,169	232,542	28,215	43,668	5,787	(105,043)
Discontinued operations	17,164	14,755	2,409	—	—		—	11,878	11,519	359	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	—		—	(30,129)	—	—	—	(15,490)	(14,639)
Net income	255,559	251,575	43,968	53,622	11,203		(104,809)	186,918	244,061	28,574	43,668	(9,703)	(119,682)
Cumulative effect of change in accounting principle	—	—	—	—	—		—	30,129	—	—	—	15,490	14,639
Interest and debt expense(2)	223,218	103,824	47,135	11,454	18,512		42,293	228,533	107,004	43,084	18,386	19,394	40,665
Depreciation and amortization(2)	201,237	114,872	14,846	21,475	26,157		23,887	188,519	108,091	12,331	20,688	25,642	21,767
EBITDA(1)	$680,014	$470,271	$105,949	$86,551	$55,872		$(38,629)	$634,099	$459,156	$83,989	$82,742	$50,823	$(42,611)

See footnotes on the following page.

Notes to segment information:

(1)   Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments.  EBITDA should not be considered a substitute for net income.  EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)   Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(3)   Net of rent not recognized of $8,416 and $6,808 for the three months ended September 30, 2003 and 2002 and $19,518 and $12,361 for the nine months ended September 30, 2003 and 2002.

(4)   Other EBITDA is comprised of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2003	2002	2003	2002
Newkirk MLP:
Equity in income of limited partnership	$14,765	$15,400	$53,222	$45,929
Interest and other income	2,650	2,200	6,221	6,671
Alexander’s	2,192	14,980	16,944	30,340
Industrial warehouses	1,715	1,704	4,843	4,605
Palisades (placed in service March 1, 2002)	1,402	(925)	3,309	(1,185)
Student Housing	446	525	1,506	1,793
Hotel Pennsylvania	1,188	1,422	550	4,579
	24,358	35,306	86,595	92,732
Minority interest expense	(35,551)	(35,158)	(110,428)	(104,995)
Unallocated general and administrative expenses	(14,447)	(8,240)	(34,703)	(22,788)
Investment income and other	2,276	2,999	21,295	16,397
Amortization of officer’s deferred compensation expense	—	(6,875)	—	(20,625)
Loss on Primestone foreclosure (2002) and settlement of guarantees (2003)	—	(2,229)	(1,388)	(19,900)
Gain on sale of air rights	—	2,126	—	2,126
Gain on transfer of mortgages	—	2,096	—	2,096
Net gain on sale of marketable equity securities	—	—	——	12,346
Total	$(23,364)	$(9,975)	$(38,629)	$(42,611)

INDEPENDENT ACCOUNTANTS’ REPORT

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Vornado Realty Trust as of September 30, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002.  These interim financial statements are the responsibility of the Company’s management.

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
November 6, 2003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “intends,” “plans” or similar expressions in this quarterly report on Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under “Forward-Looking Statements” and “Item 1. Business – Certain Factors That May Adversely Affect the Company’s Business and Operations.”  For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three and nine months ended September 30, 2003 and 2002.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Effective with the first quarter of 2003, to comply with the Securities and Exchange Commission’s Regulation G concerning non-GAAP financial measures, the Company has revised its definition of EBITDA to include minority interest, gains (losses) on the sale of depreciable real estate and income arising from the straight-lining of rent and the amortization of below market leases net of above market leases.  EBITDA as disclosed represents “Earnings before Interest, Taxes, Depreciation and Amortization.”  The prior period EBITDA has been restated to reflect these changes.  Management considers EBITDA a supplemental measure for making decisions and assessing the unlevered performance of its segments as it is related to the return on assets as opposed to the levered return on equity.  As properties are bought and sold based on a multiple of EBITDA, management utilizes this measure to make investment decisions as well as to compare the performance of its assets to that of its peers.  EBITDA is not a surrogate for net income because net income is after interest expense and accordingly, is a measure of return on equity as opposed to return on assets.

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2003 and 2002.

	Three Months Ended September 30, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(4)
Property rentals	$307,502	$208,018	$34,712	$47,706	$—	$17,066
Straight-line rents:
Contractual rent increases	9,265	8,385	821	1	—	58
Amortization of free rent	2,127	416	1,104	483	—	124
Amortization of acquired below market leases, net	3,162	2,998	164	—	—	—
Total rentals	322,056	219,817	36,801	48,190	—	17,248
Expense reimbursements	46,456	26,582	14,383	4,455	—	1,036
Fee and other income:
Tenant cleaning fees	7,087	7,087	—	—	—	—
Management and leasing fees	3,736	3,349	380	—	—	7
Other	4,507	1,270	2,368	786	—	83
Total revenues	383,842	258,105	53,932	53,431	—	18,374
Operating expenses	150,965	100,761	15,986	20,516	—	13,702
Depreciation and amortization	52,822	37,062	4,282	7,387	—	4,091
General and administrative	31,970	9,190	2,552	4,772	—	15,456
Amortization of officer’s deferred compensation expense	—	—	—	—	—	—
Total expenses	235,757	147,013	22,820	32,675	—	33,249
Operating income	148,085	111,092	31,112	20,756	—	(14,875)
Income applicable to Alexander’s	739	—	—	—	—	739
Income from partially-owned entities	11,132	659	651	142	2,401(3)	7,279
Interest and other investment income	2,800	248	47	26	—	2,479
Interest and debt expense	(57,031)	(33,173)	(14,924)	(3,609)	—	(5,325)
Net gains on disposition of wholly-owned and partially-owned assets	1,266	947	—	—	—	319
Minority interest	(35,852)	(301)	—	——	—	(35,551)
Income from continuing operations	71,139	79,472	16,886	17,315	2,401	(44,935)
Discontinued operations	4,921	4,995	(74)	—	—	—
Net income	76,060	84,467	16,812	17,315	2,401	(44,935)
Interest and debt expense(2)	73,180	34,150	15,741	3,840	6,169	13,280
Depreciation and amortization(2)	67,555	38,253	4,848	7,476	8,687	8,291
EBITDA(1)	$216,795	$156,870	$37,401	$28,631	$17,257	$(23,364)

See footnotes on page 26.

	Three Months Ended September 30, 2002
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$291,289	$198,523	$30,813	$47,265	$—		$14,688
Straight-line rents:
Contractual rent increases	7,633	6,799	—	746	—		88
Amortization of free rent	3,439	2,574	879	498	—		(512)
Amortization of acquired below market leases, net	3,117	3,117	—	—	—		—
Total rentals	305,478	211,013	31,692	48,509	—		14,264
Expense reimbursements	42,831	25,740	13,090	2,742	—		1,259
Fee and other income:
Tenant cleaning fees	—	—	—	—	—		—
Management and leasing fees	3,576	3,128	439	9	—		—
Other	2,664	1,348	36	1,487	——		(207)
Total revenues	354,549	241,229	45,257	52,747	—		15,316
Operating expenses	141,331	88,702	15,363	23,400	—		13,866
Depreciation and amortization	51,184	36,575	3,496	6,920	—		4,193
General and administrative	27,078	8,412	2,699	5,593	—		10,374
Amortization of officer’s deferred compensation expense	6,875	—	—	—	—		6,875
Total expenses	226,468	133,689	21,558	35,913	—		35,308
Operating income	128,081	107,540	23,699	16,834	—		(19,992)
Income applicable to Alexander’s	12,554	—	—	—	—		12,554
Income from partially-owned entities	6,692	598	(734)	(75)	(605	)(3)	7,508
Interest and other investment income	6,407	1,202	88	147	—		4,970
Interest and debt expense	(60,842)	(35,065)	(14,007)	(4,516)	—		(7,254)
Net gains on disposition of wholly-owned and partially-owned assets	4,503	—	—	281	—		4,222
Minority interest	(36,149)	(787)	—	(204)	—		(35,158)
Income from continuing operations	61,246	73,488	9,046	12,467	(605)		(33,150)
Discontinued operations	3,696	3,629	67	—	—		—
Net income	64,942	77,117	9,113	12,467	(605)		(33,150)
Interest and debt expense(2)	78,041	36,085	14,503	4,516	6,533		16,404
Depreciation and amortization(2)	64,713	38,311	4,322	6,920	8,389		6,771
EBITDA(1)	$207,696	$151,513	$27,938	$23,903	$14,317		$(9,975)

See following page for footnotes.

Notes to Segment tables:

(1)   EBITDA should not be considered a substitute for net income.  EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)   Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(3)   Net of rent not recognized of $8,416 and $6,808 for the three months ended September 30, 2003 and 2002.

(4)   Other EBITDA is comprised of:

	For the Three Months Ended September 30,
(Amounts in thousands)	2003	2002
Newkirk MLP:
Equity in income of limited partnership	$14,765	$15,400
Interest and other income	2,650	2,200
Alexander’s (A)	2,192	14,980
Industrial warehouses	1,715	1,704
Palisades	1,402	(925)
Student Housing	446	525
Hotel Pennsylvania (B)	1,188	1,422
	24,358	35,306
Minority interest expense	(35,551)	(35,158)
Unallocated general and administrative expenses	(14,447)	(8,240)
Investment income and other	2,276	2,999
Primestone litigation expenses	—	(2,229)
Gain on sale of air rights	—	2,126
Gain on transfer of mortgages	—	2,096
Amortization of Officer’s deferred compensation expense	—	(6,875)
Total	$(23,364)	$(9,975)

(A)  Includes Alexander’s stock appreciation rights compensation expense, of which the Company’s share was $6,192 for the three months ended September 30, 2003, based on a closing price for Alexander’s stock of $105.50 on September 30, 2003.  The three months ended September 30, 2002 includes the Company’s share of income of (i) $1,402 from the reversal of Alexander’s stock appreciation rights compensation expense which was recognized in the second quarter of 2002 based on a closing stock price of $61.00 on September 30, 2002 and (ii) $3,431 from Alexander’s gain on sale of its Third Avenue property.

(B)   Average occupancy and REVPAR for the Hotel Pennsylvania were 67.3% and $59.29 for the three months ended September 30, 2003 compared to 69.4% and $56.07 for the prior year’s quarter.

Results of Operations

Revenues

The Company’s revenues, which consist of property rentals, expense reimbursements, hotel revenues, trade show revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141, and fee and other income, were $383,842,000 for the quarter ended September 30, 2003, compared to $354,549,000 in the prior year’s quarter, an increase of $29,293,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Date of Acquisition	Total	Office		Retail	Merchandise Mart	Other
Rentals:
Acquisitions:
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	September 2002	$2,990	$—		$2,990	$—	$—
2101 L Street	August 2003	1,712	1,712		—	—	—
435 Seventh Avenue (placed in service)	August 2002	1,001	—		1,001	—	—
424 Sixth Avenue	July 2002	213	—		213	—	—
Increase in amortization of acquired below market leases, net		3,162	2,998		164	—	—
Operations:
Hotel activity		117	—		—	—	117
Trade shows activity		713	—		—	713	—
Leasing activity		6,670	4,094		741	(1,032)	2,867
Total increase (decrease) in property rentals		16,578	8,804		5,109	(319)	2,984
Tenant expense reimbursements:
Acquisitions		1,444	110		1,334	—	—
Operations		2,182	732	(2)	(41)	1,713	(222)
Total increase (decrease) in tenant expense reimbursements		3,626	842		1,293	1,713	(222)
Fee and other income:
Acquisitions:
BMS tenant cleaning fees		7,087	7,087		—	—	—
Kaempfer management and leasing fees		1,254	1,254		—	—	—
Increase (decrease) in:
Lease cancellation fee income		107	12		—	95	—
Management and leasing fees		(1,075)	(1,014	)(3)	(59)	(9)	7
Other		1,716	(109)		2,332 (4)	(796)	289
Total increase (decrease) in fee and other income		9,089	7,230		2,273	(710)	296
Total increase in revenues		$29,293	$16,876		$8,675	$684	$3,058

(1)   Average occupancy and REVPAR for the Hotel Pennsylvania were 67.3% and $59.29 for the three months ended September 30, 2003 compared to 69.4% and $56.07 for the prior year’s quarter.

(2)   This increase is $2,571 before a reduction of $901 in the current quarter relating to the true-up of prior year’s billings and a reduction in CESCR reimbursements of $938 primarily due to lower operating expenses.

(3)   Results primarily from a reduction in CESCR third party leasing fees of $900.

(4)   Includes a $2,309 bankruptcy recovery from Bradlees.

See supplemental information on page 45 for further details of leasing activity and corresponding changes in occupancy.

Expenses

The Company’s expenses were $235,757,000 for the quarter ended September 30, 2003, compared to $226,468,000 in the prior year’s quarter, an increase of $9,289,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

	Total	Office	Retail	Merchandise Mart		Other
Operating:
Acquisitions:
BMS	$4,770	$4,770	$—	$—		$—
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	1,038	—	1,038	—		—
2101 L Street	677	677	—	—		—
435 Seventh Avenue	138	—	138	—		—
424 Sixth Avenue	26	—	26	—		—
Hotel activity	1,596	—	—	—		1,596
Trade Shows activity	(680)	—	—	(680)		—
Operations	2,071	6,612 (1)	(579)	(2,204	)(2)	(1,758)
	9,636	12,059	623	(2,884)		(162)
Depreciation and amortization:
Acquisitions	1,431	834	597	—		—
Operations	207	(347)	189	467		(102)
	1,638	487	786	467		(102)
General and administrative:
Acquisitions	887	884	3	—		—
Operations	4,003	(106)	(149)	(821)		5,079 (3)
	4,890	778	(146)	(821)		5,079
Amortization of officer’s deferred compensation expense	(6,875)	—	—	—		(6,875)
Total increase (decrease)	$9,289	$13,324	$1,263	$(3,238)		$(2,060)

(1) Results primarily from (i) an increase in real estate taxes in New York City of $5,639, a substantial portion of which is reimbursed by tenants, and (ii) an increase in bad debt expense of $885, partially offset by lower commission expenses of $325 in connection with CESCR’s third party leasing business.

(2) Results primarily from lower bad debt expenses in 2003 and charges in 2002 of $954 in connection with the termination of a contract and the write-off of related deferred costs which did not reoccur in 2003.

(3) Primarily due to (i) a severance payment of $1,570 for an executive officer and the expense related to the accelerated vesting of his restricted stock awards amounting to $867, (ii) a $2,031 increase in payroll expense of which $267 is due to a decrease in capitalized development payroll, $185 is due to stock compensation expense (see below) and $140 is due to the Company’s deferred compensation plan (offset by an equal amount of investment income), (iii) a $708 increase in professional fees in connection with corporate governance, insurance and other projects, (iv) a $720 reimbursement of expenses received in 2002, partially offset by, (v) $2,229 of Primestone litigation expenses in 2002.

As part of the 2002 annual compensation review, in lieu of stock options, on January 28, 2003 the Company granted 166,990 restricted shares at $34.50 per share (the then closing stock price on the NYSE) to employees of the Company.  These awards vest over a 5-year period.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period.  In the third quarter of 2003, the Company recognized compensation expense of $862,000, of which $285,000 related to the January 2003 awards.

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $739,000 in the quarter ended September 30, 2003, compared to $12,554,000 in the prior year’s quarter, a decrease of $11,815,000.  This decrease resulted primarily from Alexander’s stock appreciation rights compensation expense, of which the Company’s share was $6,192,000 in 2003, as compared to the Company’s share of income in 2002, of $1,402,000 from the reversal of Alexander’s second quarter expense, as Alexander’s stock price declined to $61.00 on September 30, 2002, and $3,431,000 from Alexander’s gain on sale of its Third Avenue property.

Income from Partially-Owned Entities

In accordance with accounting principles generally accepted in the United States of America, the Company reflects the income it receives from (i) entities it owns less than 50% of and (ii) entities it owns more than 50% of, but which have a partner who has shared board and management representation and authority and substantive participating rights on all significant business decisions, on the equity method of accounting resulting in such income appearing on one line in the Company’s consolidated statements of income.  Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the quarters ended September 30, 2003 and 2002:

(Amounts in thousands)

For the three months ended:	Total	Monmouth Mall(1)	Temperature Controlled Logistics	Newkirk MLP	Las Catalinas Mall(2)		Starwood Ceruzzi Joint Venture	Partially- Owned Office Buildings	Other
September 30, 2003:
Revenues	$126,725	$5,329	$26,201	$65,656			$346	$29,193
Expenses:
Operating, general and administrative	(18,915)	(2,013)	(1,693)	(2,911)			(802)	(11,496)
Depreciation	(31,719)	(999)	(14,141)	(11,436)			(193)	(4,950)
Interest expense	(43,782)	(1,634)	(10,281)	(23,614)			—	(8,253)
Other, net	8,797	(806)	1,416	(1,190)			229	9,148
Net income (loss)	$41,106	$(123)	$1,502	$26,505			$(420)	$13,642

Vornado’s interest		50%	60%	22.6%			80%	5%
Equity in net income	$6,801	(61)	$901	$5,990			(336)	659	(352)
Interest and other income	2,707	823	102	1,782			—	—	—
Fee income	1,624	226	1,398	—			—	—	—
Income from partially-owned entities	$11,132	$988	$2,401	$7,772	N/A	(2)	$(336)	$659	$(352)

September 30, 2002:
Revenues	$114,035		$23,627	$73,743	$3,342		$289	$13,034
Expenses:
Operating, general and administrative	(12,061)		(1,692)	(2,905)	(1,163)		(509)	(5,792)
Depreciation	(32,577)		(14,454)	(15,201)	(450)		(329)	(2,143)
Interest expense	(44,441)		(10,451)	(30,022)	(1,124)		—	(2,844)
Other, net	5,332		(572)	6,948	(802)		(262)	20
Net income (loss)	$30,288		$(3,542)	$32,563	$(197)		$(811)	$2,275

Vornado’s interest			60%	21%	50%		80%	26%
Equity in net income	$4,259		$(2,125)	$6,987	$(86)		$(648)	$598	$(467)
Interest and other income	1,034		121	913	—		—	—	—
Fee income	1,399		1,399	—	—		—	—	—
Income from partially-owned entities	$6,692	$ N/A (1)	$(605)	$7,900	$(86	)(2)	$(648)	$598	$(467)

Increase (decrease) in income from partially-owned entities	$4,440	$988	$3,006 (3)	$(128)	$86		$312	$61	$115

(1)   The Company acquired a 50% interest in the Monmouth Mall on October 19, 2002.

(2)   On September 23, 2002, the Company acquired the remaining 50% of the Mall and 25% of the Kmart anchor store it did not previously own.  Accordingly, the operations of Las Catalinas are consolidated into the accounts of the Company subsequent to September 23, 2002.

(3)   Results primarily from an increase in gross profit before rent of $2,125 and lower general and administrative expenses offset by a decrease in other income.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $2,800,000 for the quarter ended September 30, 2003, compared to $6,407,000 in the prior year’s quarter, a decrease of $3,607,000.  This decrease resulted primarily from lower average investments and lower yields on the reinvestment of proceeds from the repayment of the Company’s loans receivable during 2003.

Interest and Debt Expense

Interest and debt expense was $57,031,000 for the three months ended September 30, 2003, compared to $60,842,000 in the prior year’s quarter, a decrease of $3,811,000.  This decrease was primarily comprised of a $4,070,000 savings from a 1.06% reduction in weighted average interest rates of the Company’s variable rate debt, partially offset by (i) the consolidation as of September 2002 of the Las Catalinas operations which were previously included in income from partially-owned entities and (ii) a reduction in interest capitalized in connection with development projects.

Net Gains on Disposition of Wholly-owned and Partially-owned Assets

The following table sets forth the details of net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the three months ended September 30, 2003 and 2002:

	For the Three Months Ended September 30,
(Amounts in thousands)	2003	2002
Wholly-owned Assets:
Gain on sale of land parcels	$499	$—
Gain on transfer of mortgages	—	2,096
Net gain on sale of air rights	—	2,126
Gain on sale of Kinzie Park condominiums units	—	281
Partially-owned Assets:
Recognition of deferred gain on sale of 50% interest in 570 Lexington Avenue	767	—
	$1,266	$4,503

Discontinued Operations

Assets related to discontinued operations at September 30, 2003 represents the Company’s New York City office property located at Two Park Avenue and the retail properties located in Vineland, New Jersey and Hagerstown, Maryland.  The following is a summary of the combined results of operations of these properties as well as the Company’s Baltimore, Maryland retail property which was sold on January 9, 2003 (resulting in net gain of $2,644,000):

	For The Three Months Ended September 30,
(Amounts in thousands)	2003	2002
Total revenues	$9,493	$9,775
Total expenses	4,572	6,079
Income from discontinued operations	$4,921	$3,696

On November 3, 2003, the Company sold its Hagerstown retail property located in Maryland for $3,100,000.  The Company’s gain on sale after closing costs is approximately $2,000,000, and will be recognized in the fourth quarter of 2003.

Three Months Ended September 30, 2003 and September 30, 2002

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics		Other
Three months ended September 30, 2002	$207,696	$151,513		$27,938	$23,903		$14,317		$(9,975)
2003 Operations:
Same store operations(1)		228		1,183	1,647	(3)	1,650	(5)
Acquisitions, dispositions and non-same store income and expenses		5,129		8,280	3,081	(4)	1,290
Three months ended September 30, 2003	$216,795	$156,870		$37,401	$28,631		$17,257		$(23,364)
% increase in same store operations		0.2	%(2)	4.2%	6.4%		11.2	%(5)

(1)   Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)   EBITDA and the same store percentage increase (decrease) were $83,303 and 2.5% for the New York office portfolio and $73,567 and (2.5%) for the CESCR portfolio.  The CESCR same store decrease of $1,746 reflects a reduction in third party net leasing fees of $575.

(3)   Represents a $982 increase in the LA Mart as a result of higher rental revenue and lower marketing expenses and an increase of  $665 (2.6% same store) in the remainder of the portfolio primarily due to lower operating expenses.

(4)   The increase results primarily from (i) lease termination fees and bad debt recoveries of $1,078 in the three months ended September 30, 2003 and (ii) charges in 2002 which did not reoccur in 2003, of $954 in connection with the termination of a contract and $312 for the settlement of a 1998 utility assessment.

(5)   The Company reflects its 60% share of Vornado Crescent Portland Partnership’s (the “Landlord”) rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business.  The Company’s joint venture does not recognize rental income unless earned and collection is assured or cash is received.  The Company did not recognize $8,416 of rent it was due for the three months ended September 30, 2003, which together with previously deferred rent is $43,868.  The tenant has advised the Landlord that (i) its revenue for the current quarter ended September 30, 2003 from the warehouses it leases from the Landlord, is lower than last year by 0.4%, and (ii) its gross profit before rent at these warehouses for the corresponding period is higher than last year by $2,125 (a 5.8% increase).  In addition, the tenant had lower general and administrative expenses offset by a decrease in other income.

Nine Months Ended September 30, 2003 and September 30, 2002

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the nine months ended September 30, 2003 and 2002.

	Nine Months Ended September 30, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$908,276	$616,638	$101,844	$145,648	$—		$44,146
Straight-line rents:
Contractual rent increases	25,819	21,465	2,935	1,371	—		48
Amortization of free rent	6,089	520	3,975	1,471	—		123
Amortization of acquired below market leases, net	6,914	6,423	491	—	—		—
Total rentals	947,098	645,046	109,245	148,490	—		44,317
Expense reimbursements	133,832	74,826	42,826	13,453	—		2,727
Fee and other income:
Tenant cleaning fees	21,762	21,762	—	—	—		—
Management and leasing fees	9,781	8,807	943	—	—		31
Other	13,547	6,560	4,368	2,318	—		301
Total revenues	1,126,020	757,001	157,382	164,261	—		47,376
Operating expenses	440,725	284,242	53,687	64,649	—		38,147
Depreciation and amortization	158,332	111,783	12,689	21,209	—		12,651
General and administrative	86,642	26,817	7,606	14,438	—		37,781
Amortization of officer’s deferred compensation expenses	—	—	—	—	—		—
Total expenses	685,699	422,842	73,982	100,296	—		88,579
Operating income	440,321	334,159	83,400	63,965	—		(41,203)
Income applicable to Alexander’s	12,341	—	—	—	—		12,341
Income from partially-owned entities	54,165	2,068	2,905	145	11,203	(3)	37,844
Interest and other investment income	16,224	1,893	148	83	—		14,100
Interest and debt expense	(173,269)	(101,128)	(44,894)	(10,759)	—		(16,488)
Net gain (loss) on disposition of wholly-owned and partially-owned assets	160	947	—	188	—		(975)
Minority interest	(111,547)	(1,119)	—	—	—		(110,428)
Income from continuing operations	238,395	236,820	41,559	53,622	11,203		(104,809)
Discontinued operations	17,164	14,755	2,409	—	—		—
Cumulative effect of change in accounting principle	—	—	—	—	—		—
Net income	255,559	251,575	43,968	53,622	11,203		(104,809)
Cumulative effect of change in accounting principle	—	—	—	—	—		—
Interest and debt expense(2)	223,218	103,824	47,135	11,454	18,512		42,293
Depreciation and amortization(2)	201,237	114,872	14,846	21,475	26,157		23,887
EBITDA(1)	$680,014	$470,271	$105,949	$86,551	$55,872		$(38,629)

See footnotes on page 34.

	Nine Months Ended September 30, 2002
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(4)
Property rentals	$866,745	$594,557	$89,543	$142,289	$—	$40,356
Straight-line rents:
Contractual rent increases	24,591	20,895	760	2,837	—	99
Amortization of free rent	3,983	1,725	1,448	816	—	(6)
Amortization of acquired below market leases, net	9,351	9,351	—	—	—	—
Total rentals	904,670	626,528	91,751	145,942	—	40,449
Expense reimbursements	114,451	64,805	36,699	9,957	—	2,990
Fee and other income:
Tenant cleaning fees	—	—	—	—	—	—
Management and leasing fees	11,080	10,031	1,023	26	—	—
Other	8,879	4,458	14	4,107	—	300
Total revenues	1,039,080	705,822	129,487	160,032	—	43,739
Operating expenses	385,890	244,723	43,116	63,535	—	34,516
Depreciation and amortization	147,828	104,221	10,520	20,688	—	12,399
General and administrative	73,797	25,535	5,760	15,298	—	27,204
Amount of officer’s deferred compensation expense	20,625	—	—	—	—	20,625
Total expenses	628,140	374,479	59,396	99,521	—	94,744
Operating income	410,940	331,343	70,091	60,511	—	(51,005)
Income applicable to Alexander’s	22,609	—	—	—	—	22,609
Income from partially-owned entities	30,304	1,874	(803)	(62)	5,787 (3)	23,508
Interest and other investment income	25,984	5,071	245	425	—	20,243
Interest and debt expense	(177,177)	(103,173)	(41,318)	(18,386)	—	(14,300)
Net gain (loss) on disposition of wholly-owned and partially-owned assets	1,053	—	—	2,156	—	(1,103)
Minority interest	(108,544)	(2,573)	—	(976)	—	(104,995)
Income from continuing operations	205,169	232,542	28,215	43,668	5,787	(105,043)
Discontinued operations	11,878	11,519	359	—	—	—
Cumulative effect of change in accounting principle	(30,129)	—	—	—	(15,490)	(14,639)
Net income	186,918	244,061	28,574	43,668	(9,703)	(119,682)
Cumulative effect of change in accounting principle	30,129	—	—	—	15,490	14,639
Interest and debt expense(2)	228,533	107,004	43,084	18,386	19,394	40,665
Depreciation and amortization(2)	188,519	108,091	12,331	20,688	25,642	21,767
EBITDA(1)	$634,099	$459,156	$83,989	$82,742	$50,823	$(42,611)

See footnotes on the following page.

Notes to segment tables:

(1)     EBITDA should not be considered a substitute for net income.  EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)     Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(3)     Net of rent not recognized of $19,518 and $12,361 for the nine months ended September 30, 2003 and 2002.

(4)     Other EBITDA is comprised of:

	For the Nine Months Ended September 30,
(Amounts in thousands)	2003		2002
Newkirk MLP:
Equity in income of limited partnership	$53,222	(A)	$45,929
Interest and other income	6,221		6,671
Alexander’s (B)	16,944		30,340
Industrial warehouses	4,843		4,605
Palisades (placed in service on March 1, 2002)	3,309		(1,185)
Student Housing	1,506		1,793
Hotel Pennsylvania (C)	550		4,579
	86,595		92,732
Minority interest expense	(110,428)		(104,995)
Unallocated general and administrative expenses	(34,703)		(22,788)
Investment income and other	21,295	(D)	16,397
Loss on Primestone foreclosure (2002) and settlement of guarantees (2003)	(1,388)		(19,900)
Net gain on sale of marketable securities	—		12,346
Gain on sale of air rights	—		2,126
Gain on transfer of mortgages	—		2,096
Amortization of Officer’s deferred compensation expense	—		(20,625)
Total	$(38,629)		$(42,611)

(A)  Includes net gains of $9,500 on sales of real estate and the early extinguishment of debt.

(B)   EBITDA for the nine months ended September 30, 2003, includes Alexander’s stock appreciation rights compensation expense, of which the Company’s share was $9,477, based on a closing price for Alexander’s stock of $105.50 on September 30, 2003.  EBITDA for the nine months ended September 30, 2002, includes $3,431 representing the Company’s share of Alexander’s gain on sale of its Third Avenue property.

(C)   Average occupancy and REVPAR for the Hotel Pennsylvania were 58.6% and $50.41 for the nine months ended September 30, 2003 compared to 61.7% and $53.50 for the prior year’s nine months.

(D)  Includes (i) $12,592 for the Company’s equity in EBITDA of Prime Group, which includes $4,413 for the Company’s share of lease termination fee income and (ii) $5,655 of contingent interest income recognized in connection with the repayment of the Company’s Dearborn Center Mezzanine loan.

Results of Operations

Revenues

The Company’s revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141, and fee income, were $1,126,020,000 for the nine months ended September 30, 2003, compared to $1,039,080,000 in the prior year’s nine months, an increase of $86,940,000.  Below are the details of the increase by segment:

(Amounts in thousands)

	Date of Acquisition	Total	Office		Retail	Merchandise Mart	Other
Rentals:
Acquisitions:
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	September 2002	$8,546	$—		$8,546	$—	$—
Crystal Gateway One	July 2002	5,851	5,851		—	—	—
435 Seventh Avenue (placed in service)	August 2002	4,528	—		4,528	—	—
2101 L Street	August 2003	1,712	1,712		—	—	—
424 Sixth Avenue	July 2002	557	—		557	—	—
Increase in amortization of acquired below market leases, net		680	189		491	—	—
Operations:
Hotel activity		(1,810)	—		—	—	(1,810	)(1)
Trade Shows activity		2,037	—		—	2,037 (2)	—
Leasing activity		20,327	10,766		3,372	511	5,678
Total increase in rentals		42,428	18,518		17,494	2,548	3,868

Tenant expense reimbursements:
Acquisitions		3,904	238		3,666	—	—
Operations		15,477	9,783		2,461	3,496	(263)
Total increase (decrease) in tenant expense reimbursements		19,381	10,021		6,127	3,496	(263)
Fee and other income
Acquisitions:
BMS Tenant cleaning fees		21,762	21,762		—	—	—
Kaempfer management and leasing fees		3,010	3,010		—	—	—
Increase (decrease) in:
Lease cancellation fee income		3,137	1,093		2,000	44	—
Management and leasing fees		(4,309)	(4,234	)(3)	(80)	(26)	31
Other		1,531	1,009		2,354	(1,833)	1
Total increase (decrease) in fee and other income		25,131	22,640		4,274	(1,815)	32
Total increase in revenues		$86,940	$51,179		$27,895	$4,229	$3,637

(1)   Average occupancy and REVPAR for the Hotel Pennsylvania were 58.6% and $50.41 for the nine months ended September 30, 2003 compared to 61.7% and $53.50 for the prior year’s nine months.

(2)   Reflects an increase of $2,841 resulting from the rescheduling of two trade shows from the fourth quarter in which they were previously held to the first quarter of 2003, partially offset by lower trade show revenue in the second quarter of 2003 primarily due to a smaller April Market show this year as a result of a conversion of trade show space to permanent space.

(3)   Results primarily from a $3,018 decrease in CESCR third party leasing revenue.

See supplemental information on page 45 for further details of leasing activity and corresponding changes in occupancy.

Expenses

The Company’s expenses were $685,699,000 for the nine months ended September 30, 2003, compared to $628,140,000 in the prior year’s nine months, an increase of $57,559,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

	Total	Office		Retail		Merchandise Mart	Other
Operating:
Acquisitions:
BMS	$15,171	$15,171		$—		$—	$—
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	3,007	—		3,007		—	—
Crystal Gateway One	1,742	1,742		—		—	—
2101 L Street	677	677		—		—	—
435 Seventh Avenue	503	—		503		—	—
424 Sixth Avenue	98	—		98		—	—
Hotel activity	2,717	—		—		—	2,717
Trade Shows activity	879	—		—		879	—
Operations	30,041	21,929	(1)	6,963	(2)	235 (3)	914
	54,835	39,519		10,571		1,114	3,631
Depreciation and amortization:
Acquisitions	6,037	4,098		1,939		—	—
Operations	4,467	3,464		230		521	252
	10,504	7,562		2,169		521	252
General and administrative:
Acquisitions	3,437	2,796		641		—	—
Operations	9,408	(1,514)		1,205		(860)	10,577	(4)
	12,845	1,282		1,846		(860)	10,577
Amortization of officer’s deferred compensation expense	(20,625)	—		—		—	(20,625)
	$57,559	$48,363		$14,586		$775	$(6,165)

(1)   Results primarily from (i) an increase in real estate taxes and insurance of $19,262, a substantial portion of which is reimbursed by tenants, and (ii) an increase in bad debt expense of $1,885.

(2)   Results primarily from (i) an increase in real estate taxes and common area maintenance expenses of $4,011, a substantial portion of which is reimbursed by tenants and (ii) an increase in bad debt expense in excess of recoveries, of $2,441.

(3)   Reflects a charge of $954 in the third quarter of 2002 in connection with the termination of a contract and the write-off of related deferred costs.

(4)   Primarily due to (i) a $3,953 increase in payroll expense of which $948 is due to a decrease in capitalized development payroll, $492 is due to stock compensation expense (see below) and $373 is due to the Company’s deferred compensation plan (offset by an equal amount of investment income), (ii) a $3,501 increase in professional fees in connection with corporate governance, insurance and other projects, (iii) a severance  payment of $1,570 for an executive officer and the expense related to the accelerated vesting of his restricted stock awards amounting to $867, (iv) a $720 reimbursement of expenses received in 2002, partially offset by, (v) $2,229 of Primestone litigation expenses in 2002.

As part of the 2002 annual compensation review, in lieu of stock options, on January 28, 2003 the Company granted 166,990 restricted shares at $34.50 per share (the then closing stock price on the NYSE) to employees of the Company.  These awards vest over a 5-year period.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period.  In the nine months ended September 30, 2003, the Company recognized compensation expense of $2,406,000, of which $759,000 related to the January 2003 awards.

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $12,341,000 in the nine months ended September 30, 2003, compared to $22,609,000 in the prior year’s nine months, a decrease of $10,268,000.  This resulted primarily from the Company’s share of Alexander’s stock appreciation rights compensation expense of $9,477,000 in 2003 as compared to zero in 2002.

Income from Partially-Owned Entities

In accordance with accounting principles generally accepted in the United States of America, the Company reflects the income it receives from (i) entities it owns less than 50% of and (ii) entities it owns more than 50% of, but which have a partner who has shared board and management representation and authority and substantive participating rights on all significant business decisions, on the equity method of accounting resulting in such income appearing on one line in the Company’s consolidated statements of income.  Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the nine months ended September 30, 2003 and 2002:

(Amounts in thousands)

For the nine months ended:	Total	Monmouth Mall(1)	Temperature Controlled Logistics	Newkirk MLP	Las Catalinas Mall(4)	Starwood Ceruzzi Joint Venture	Partially- Owned Office Buildings	Other
September 30, 2003:
Revenues	$384,620	$16,964	$87,076	$204,240		$3,779	$72,561
Expenses:
Operating, general and administrative	(51,415)	(7,485)	(5,252)	(9,105)		(2,172)	(27,401)
Depreciation	(90,888)	(2,995)	(42,581)	(32,076)		(825)	(12,411)
Interest expense	(130,254)	(4,481)	(30,853)	(75,643)		—	(19,277)
Other, net	48,154	(2,429)	2,574	43,324		(866)	5,551
Net income (loss)	$160,217	$(426)	$10,964	$130,740		$(84)	$19,023

Vornado’s interest		50%	60%	22.6%		80%	11%
Equity in net income	41,001	$(213)	$6,578	$29,547 (3)		$(67)	$2,068	3,088
Interest and other income	8,295	2,468	474	5,353		—	—	—
Fee income	4,869	718	4,151	—		—	—	—
Income from partially-owned entities	$54,165	$2,973	$11,203	$34,900	N/A (4)	$(67)	$2,068	$3,088

September 30, 2002:
Revenues	$356,963		$86,336	$220,864	$10,671	$406	$38,686
Expenses:
Operating, general and administrative	(37,012)		(5,909)	(10,414)	(3,102)	(1,422)	(16,165)
Depreciation	(89,236)		(44,140)	(36,211)	(1,482)	(852)	(6,551)
Interest expense	(135,097)		(32,324)	(90,615)	(3,643)	—	(8,515)
Other, net	216		(2,377)	3,060	(802)	(200)	535
Net income (loss)	$95,834		$1,586	$86,684	$1,642	$(2,068)	$7,990
Vornado’s interest			60%	21%	50%	80%	23%
Equity in net income	$20,475		$1,258	$18,600	$851	$(1,654)	$1,874	$(454)
Interest and other income	5,665		365	5,300	—	—	—	—
Fee income	4,164		4,164	—	—	—	—	—
Income from partially-owned entities	$30,304	N/A (1)	$5,787	$23,900	$851 (4)	$(1,654)	$1,874	$(454)

Increase (decrease) in income from partially-owned entities	$23,861	$2,973	$5,416 (2)	$11,000 (3)	$(851 (4)	$1,587	$194	$3,542

(1)   The Company acquired a 50% interest in the Monmouth Mall on October 19, 2002.

(2)   Results primarily from an increase in gross profit before rent of $552 and lower general and administrative expenses offset by a decrease in other income.

(3)   The nine months ended September 30, 2003 includes a net gain of $9,500 from the sale of properties and the early extinguishment of debt.

(4)   On September 23, 2002, the Company acquired the remaining 50% of the Mall and 25% of the Kmart anchor store it did not previously own.  Accordingly, the operations of Las Catalinas are consolidated into the accounts of the Company subsequent to September 23, 2002.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $16,224,000 for the nine months ended September 30, 2003, compared to $25,984,000 in the nine months ended September 30, 2002, a decrease of $9,760,000.  This decrease resulted primarily from (i) lower yields on the reinvestment of proceeds received from the repayment of the loan from NorthStar Partnership L.P. in May 2002 and the repayment of other loans and (ii) lower average other investments at lower yields, partially offset by (iii) $5,655,000 of contingent interest income recognized in connection with the repayment of the Dearborn Center loan.

Interest and Debt Expense

Interest and debt expense was $173,269,000 for the nine months ended September 30, 2003, compared to $177,177,000 in the nine months ended September 30, 2002, a decrease of $3,908,000.  This decrease was primarily comprised of a $8,362,000 savings from a ..87% reduction in weighted average interest rates of the Company’s variable rate debt, partially offset by (i) the consolidation as of September 2002 of the Las Catalinas operations which were previously included in income from partially-owned entities and (ii) a reduction in interest capitalized in connection with development projects.

Net Gains on Disposition of Wholly-owned and Partially-owned Assets

The following table sets forth the details of net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the nine months ended September 30, 2003 and 2002:

	For the Nine Months Ended September 30,
(Amounts in thousands)	2003	2002
Wholly-owned Assets:
Loss on settlement of Primestone guarantees (2003) and foreclosure (2002)	$(1,388)	$(17,671)
Gain on sale of land parcels	499	—
Gain on sale of condominiums units	282	2,156
Gain on transfer of mortgages	—	2,096
Net gain on sale of air rights	—	2,126
Net gain on sale of marketable securities	—	12,346
Partially-owned Assets:
Recognition of deferred gain on sale of 50% interest in 570 Lexington Avenue	767	—
	$160	$1,053

Discontinued Operations

Assets related to discontinued operations at September 30, 2003 represents the Company’s New York City office property located at Two Park Avenue and retail properties located in Vineland, New Jersey and Hagerstown, Maryland.  The following is a summary of the combined results of operations of these properties as well as the Company’s Baltimore, Maryland retail property which was sold on January 9, 2003 (resulting in net gain of $2,644,000):

	For the Nine Months Ended September 30,
	2003	2002
Total revenues	$27,850	$28,605
Total expenses	13,330	16,727
Net income	14,520	11,878
Gain on sale of Baltimore	2,644	—
Income from discontinued operations	$17,164	$11,878

Cumulative Effect of Change in Accounting Principle

In September 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets (effective January 1, 2002).  SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing.  In the first quarter of 2002, the Company wrote-off goodwill of approximately $30,129,000 of which (i) $15,490,000 represents its share of the goodwill arising from the Company’s investment in Temperature Controlled Logistics and (ii) $14,639,000 represents goodwill arising from the Company’s acquisition of the Hotel Pennsylvania.  The write-off has been reflected as a cumulative effect of a change in accounting principle.

Nine Months Ended September 30, 2003 and September 30, 2002

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics		Other

Nine months ended September 30, 2002	$634,099	$459,156		$83,989	$82,742	$50,823		$(42,611)
2003 Operations:
Same store operations(1)		2,472		2,983	3,482	1,559	(3)
Acquisitions, dispositions and non-same store income and expenses		8,643		18,977	327	3,490
Nine months ended September 30, 2003	$680,014	$470,271		$105,949	$86,551	$55,872		$(38,629)
% increase in same store operations		0.6	%(2)	3.6%	4.2%	2.9	%(3)

(1)   Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)   EBITDA and the same store percentage increase (decrease) were $251,467 and 2.4% for the New York office portfolio and $218,804 and (1.5%) for the CESCR portfolio.  The CESCR same store decrease of $2,847 reflects a reduction in third party net leasing fees of $1,443.

(3)   The Company reflects its 60% share of Vornado Crescent Portland Partnership’s (the “Landlord”) rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business.  The Company’s joint venture does not recognize rental income unless earned and collection is assured or cash is received.  The Company did not recognize $19,518 of rent it was due for the nine months ended September 30, 2003, which together with previously deferred rent is $43,868.  The tenant has advised the Landlord that (i) its revenue for the nine months ended September 30, 2003 from the warehouses it leases from the Landlord, is lower than last year by 1.6%, and (ii) its gross profit before rent at these warehouses for the corresponding period is higher than last year by $552 (a 0.5% increase).  In addition, the tenant had lower general and administrative expenses offset by a decrease in other income.

Liquidity And Capital Resources

Nine Months Ended September 30, 2003

Cash flows provided by operating activities of $425,608,000 was primarily comprised of (i) income of $255,559,000, (ii) adjustments for non-cash items of $147,021,000, (iii) the net change in operating assets and liabilities of $8,302,000 and (iv) net gains on sale of real estate of $2,644,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $158,332,000, and (ii) minority interest of $111,547,000, partially offset by, (iii) the effect of straight-lining of rental income of $31,908,000, (iv) equity in net income of partially-owned entities and income applicable to Alexander’s of $66,506,000 and (v) amortization of acquired below market leases net of above market leases of $6,914,000.

Net cash used in investing activities of $64,579,000 was primarily comprised of (i) recurring capital expenditures of $65,775,000, (ii) non-recurring capital expenditures of $5,002,000, (iii) development and redevelopment expenditures of $102,254,000, (iv) investments in partially-owned entities of $10,360,000, (v) the acquisition of Building Maintenance Service Company of $13,000,000, (vi) the acquisition of Kaempfer company of $27,622,000, and (vii) the acquisition of real estate of $31,189,000, (viii) investments in notes and mortgage loans receivable of $7,300,000, partially offset by, (ix) distributions from partially-owned entities of $42,027,000, (x) proceeds from the sale of real estate of $5,436,000, (xi) repayments on notes and mortgages receivable of $26,092,000, and (xii) a decrease in restricted cash of $142,363,000 (used primarily to repay the cross-collateralized mortgages on 770 Broadway and 595 Madison Avenue).

Net cash used in financing activities of $445,371,000 was primarily comprised of (i) dividends paid on common shares of $227,079,000 (ii) repayments of borrowings of $593,780,000, (iii) dividends paid on preferred shares of $15,930,000, and (iv) distributions to minority partners of $112,043,000, partially offset by, (v) proceeds from borrowings of $448,987,000 and (vi) proceeds of $54,474,000 from the exercise by employees of stock options.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2003.  See page 45 for per square foot data.

(Amounts in thousands)	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$23,622	$8,473	$4,620	$395	$9,702	$432
Non-recurring	2,795	—	2,795	—	—	—
	26,417	8,473	7,415	395	9,702	432
Tenant improvements:
Recurring	55,733	17,507	20,164	2,802	15,260	—
Non-recurring	4,479	—	4,479	—	—	—
	60,212	17,507	24,643	2,802	15,260	—
Total	$86,629	$25,980	$32,058	$3,197	$24,962	$432

Leasing Commissions:
Recurring	$15,543	$7,682	$4,952	$75	$2,834	$—
Non-recurring	970	—	970	—	—	—
	$16,513	$7,682	$5,922	$75	$2,834	$—

Total Capital Expenditures and Leasing Commissions (Accrual basis)	$103,142	$33,662	$37,980	$3,272	$27,796	$432
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	34,557	7,881	11,719	11,096	3,861	—
Expenditures to be made in future periods for the current period	(51,291)	(17,485)	(23,858)	(1,933)	(8,015)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$86,408	$24,058	$25,841	$12,435	$23,642	$432

Development and Redevelopment: Expenditures:
400 North LaSalle	$44,549	$—	$—	$—	$44,549	$—
640 Fifth Avenue	22,084	22,084	—	—	—	—
4 Union Square South	8,462	—	—	8,462	—	—
Other	27,159	9,483	6,985	10,301	—	390
	$102,254	$31,567	$6,985	$18,763	$44,549	$390

Nine Months Ended September 30, 2002

Cash flow provided by operating activities of $347,501,000 was primarily comprised of (i) income of $186,918,000, (ii) adjustments for non-cash items of $223,538,000, partially offset by (iii) the net change in operating assets and liabilities of $62,955,000.  The adjustments for non-cash items were primarily comprised of (i) a cumulative effect of change in accounting principle of $30,129,000, (ii) amortization of officer’s deferred compensation expense of $20,625,000, (iii) depreciation and amortization of $147,828,000, (iv) minority interest of $108,544,000, partially offset by (v) the effect of straight-lining of rental income of $29,622,000, (vi) equity in net income of partially-owned entities and income applicable to Alexander’s of $52,913,000, and (vii) a loss on the Primestone foreclosure of $17,671,000.

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

Net cash used in financing activities of $354,396,000 was primarily comprised of (i) dividends paid on common shares of $240,802,000, (ii) dividends paid on preferred shares of $17,722,000, (iii) distributions to minority partners of $108,477,000, (iv) repayments of borrowings of $719,761,000, partially offset by proceeds from (v) the issuance of common shares of $56,508,000, (vi) notes and mortgages payable of $650,403,000, of which $499,319,000 was from the issuance of the Company’s senior unsecured notes on June 24, 2002, and (vii) the exercise of employee share options of $25,455,000.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures for the nine months ended September 30, 2002.

(Amounts in thousands)	Total	New York City Office	CESCR	Retail		Merchandise Mart	Other
Capital Expenditures:
Expenditures to maintain the assets:
Recurring	$16,158	$5,441	$6,377	$1,271		$2,295	$774
Non-recurring	14,485	5,965	4,423	—		4,097	—
	30,643	11,406	10,800	1,271		6,392	774
Tenant improvements:
Recurring	18,487	8,249	5,818	2,212		2,208	—
Non-recurring	4,003	1,525	2,478	—		—	—
	22,490	9,774	8,296	2,212		2,208	—
Total	$53,133	$21,180	$19,096	$3,483		$8,600	$774

Leasing Commissions:
Recurring	$11,127	$7,639	$2,803	$180		$397	$108
Non-recurring	3,393	1,725	1,668	—		—	—
	$14,520	$9,364	$4,471	$180		$397	$108
Total Capital Expenditures and Leasing Commissions:
Recurring	$45,772	$21,329	$14,998	$3,663		$4,900	$882
Non-recurring	21,881	9,215	8,569	—		4,097	—
	$67,653	$30,544	$23,567	$3,663		$8,997	$882
Development and Redevelopment Expenditures:
Palisades-Fort Lee, NJ (1)	$12,338	$—	$—	$—		$—	$12,338
Other	35,013	28,630	5,508	(879	)(2)	724	1,030
	$47,351	$28,630	$5,508	$(879)		$724	$13,368

(1)  Does not include $9,103 of Fort Lee development costs funded by a construction loan.

(2)  Represents reimbursements from tenants for expenditures incurred in the prior year.

SUPPLEMENTAL INFORMATION

Three Months Ended September 30, 2003 vs. Three Months Ended June 30, 2003

Below are the details of the changes by segment in EBITDA for the three months ended September 30, 2003 from the three months ended June 30, 2003.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Other
Three months ended June 30, 2003	$231,177	$159,202		$34,895	$32,515		$17,868	$(13,303)
2003 Operations:
Same store operations(1)		(1,519)		75	(4,765	)(3)	(1,421)
Acquisitions, dispositions and other non-same store income and expenses		(813)		2,431	881		810
Three months ended September 30, 2003	$216,795	$156,870		$37,401	$28,631		$17,257	$(23,364)
% increase (decrease) in same store operations		(1.0	)%(2)	0.3%	(14.6	)%(3)	(8.0)%

(1)               Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)               Same store percentage increase was 0.2% for the New York office portfolio, and (2.3)% for the CESCR portfolio.  The decrease in CESCR same store operations resulted primarily from higher utility costs in the third quarter which is consistent with prior years.

(3)               Primarily seasonality of operations.

Below is a reconciliation of net income and EBITDA for the three months ended June 30, 2003.

(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Net income (loss) for the three months ended June 30, 2003	$87,757	$84,852	$14,044	$21,421	$2,950	$(35,510)
Interest and debt expense	75,848	35,368	15,864	4,286	6,197	14,133
Depreciation and amortization	67,572	38,982	4,987	6,808	8,721	8,074
EBITDA for the three months ended June 30, 2003	$231,177	$159,202	$34,895	$32,515	$17,868	$(13,303)

Senior Unsecured Debt Covenant Compliance Ratios

The following ratios as of and for the three months ended September 30, 2003, are computed pursuant to the covenants and definitions of the Company’s senior unsecured notes due 2007.

	Actual	Required

Total Outstanding Debt/Total Assets	49%	Less than 60%

Secured Debt/Total Assets	44%	Less than 55%

Interest coverage (Annualized Combined EBITDA to Annualized Interest Expense)	2.91	Greater than 1.50

Unencumbered Assets/Unsecured Debt	518%	Greater than 150%

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

Leasing Activity

The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity:

(Square feet and cubic feet in thousands)	Office			Retail	Merchandise Mart		Temperature Controlled Logistics
	New York	CESCR			Office	Showroom
As of September 30, 2003:
Square feet	13,583	13,879		12,514	2,803	5,614	17,476
Cubic feet	—	—		—	—	—	440,700
Number of properties	20	62		62	9	9	87
Occupancy rate	95.9%	93.3	%(3)	91.0%	92.6%	94.7%	76.7%
Leasing Activity:
Quarter ended September 30, 2003:
Square feet	261	669		234	5	259	—
Initial rent (1)	$49.70	$28.33		$14.99	$20.88	$24.11	—
Rent per square foot on relet space:
Square feet	171	555		234	5	259	—
Initial rent (1)	$50.82	$28.54		$14.99	$20.88	$24.11	—
Prior escalated rent	$46.82	$28.01		$14.08	$22.19	$22.98	—
Percentage increase (decrease)	8.5%	1.9%		6.5%	(5.9)%	4.9%	—
Rent per square foot on space previously vacant:
Square feet	90	114		—	—	—	—
Initial rent (1)	$47.60	$27.32		—	—	—	—
Tenant improvements per square foot (2)	$31.39	$8.39		$1.30	$10.00	$6.54	—
Leasing commissions per square foot (2)	$14.24	$2.93		$—	$2.00	—	—

Nine Months ended September 30, 2003:
Square feet	621	2,358		878	181	939	—
Initial rent (1)	$45.80	$30.46		$15.80	$22.32	$22.81	—
Rent per square foot on relet space:
Square feet	413	2,122		878	181	939	—
Initial rent (1)	$45.93	$30.74		$15.80	$22.32	$22.81	—
Prior escalated rent	$39.79	$29.97		$13.69	$21.18	$20.92	—
Percentage increase (decrease)	15.4%	2.6%		15.4%	5.4%	9.0%	—
Rent per square foot on space previously vacant:
Square feet	208	236		—	—	—	—
Initial rent (1)	$45.56	$28.02		—	—	—	—
Tenant improvements per square foot(2)	$28.90	$10.45		$3.19	$38.50	$6.04	—
Leasing commissions per square foot (2)	$12.63	$2.51		$.09	$15.56	—	—

As of June 30, 2003:
Square feet	14,524	13,509		12,514	2,804	5,601	17,509
Cubic feet	—	—		—	—	—	441,500
Number of properties	21	61		62	9	9	88
Occupancy rate	95.9%	94.0	%(3)	89.2%	93.2%	95.4%	70.6%

As of December 31, 2002:
Square feet	14,304	13,395		12,528	2,838	5,528	17,509
Cubic feet	—	—		—	—	—	441,500
Number of properties	21	55		62	9	9	88
Occupancy rate	95.9%	93.6%		88.3%	91.7%	95.2%	78.5%

As of September 30, 2002:
Square feet	14,373	13,396		11,827	2,815	5,515	17,509
Cubic feet	—	—		—	—	—	441,500
Number of properties	22	51		55	9	9	88
Occupancy rate	95.5%	93.3%		87.4%	91.1%	95.6%	83.3%

(1)  Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)  May not be indicative of the amounts for the full year.

(3)  Primarily reflects a decrease in occupancy at Tysons Dulles.

In addition to the above, 35,000 square feet and 45,000 feet of retail space included in the NYC office properties was leased for the quarter and the nine months ended September 30, 2003, respectively, at an initial rent of $162.84 per square foot and $194.23 per square foot.

Funds From Operations (FFO) for the Three and Nine Months Ended September 30, 2003 and 2002

Three Months Ended September 30, 2003 and 2002

FFO was $123,914,000, or $1.04 per diluted share for three months ended September 30, 2003, compared to $111,041,000, or $.98 per diluted share for prior year’s quarter, an increase of $12,873,000 or $.06 per share.  Effective with the filing of the Company’s first quarter 2003 Form 10-Q, in order to report FFO in accordance with the Securities and Exchange Commission’s recent Regulation G concerning non-GAAP financial measures, adhere to NAREIT’s definition of FFO and to disclose FFO on a comparable basis with the vast majority of other companies in the industry, the Company has revised its definition of funds from operations to include both the effect of income arising from the straight-lining of rents and income from the amortization of acquired below market leases net of above market leases.  Income from the straight-lining of rents amounted to $9,265,000, or $.06 per diluted share for the three months ended September 30, 2003, and $7,633,000, or $.05 per diluted share for the three months ended September 30, 2002.  Income from the amortization of acquired below market leases net of above market leases amounted to $3,162,000, or $.02 per diluted share for the three months ended September 30, 2003 and $3,117,000, or $.02 per diluted share for the three months ended September 30, 2002.   Such amounts are included in reported FFO above.

Included in FFO are certain items that affect comparability as detailed below.  Before these items, second quarter 2003 FFO is 6.9% higher than third quarter 2002 on a per share basis.

	For the Three Months Ended
	September 30, 2003		September 30, 2002
(Amounts in thousands, except per share amounts)	Amount	Per Share	Amount	Per Share
FFO as shown above	$123,914	$1.04	$111,041	$.98
Items that affect comparability of FFO:
Alexander’s stock appreciation rights compensation expense (income)	$6,192	$.05	$(1,402)	$(.01)
Amortization of officer’s employment arrangement	—	—	6,875.06
Primestone litigation expenses	—	—	2,229.02
Gain on sale of air rights	—	—	(2,126)	(.02)
Gain on transfer of mortgages	—	—	(2,096)	(.02)
Gain on sale of condominiums	—	—	(281)	—
Minority interest’s share of above adjustments	(1,135)	(.01)	(657)	—
	$5,057	$.04	$2,542	$.03

Nine Months Ended September 30, 2003 and 2002

FFO was $387,430,000, or $3.33 per diluted share for the nine months ended September 30, 2003, compared to $346,268,000, or $3.08 per diluted share for the nine months ended September 30, 2002, an increase of $41,162,000 or $.25 per share.  As disclosed above, FFO includes income from the straight-lining of rents and amortization of acquired below market leases, net of above market leases.  Income from the straight-lining of rents amounted to $25,819,000, or $.18 per diluted share for the nine months ended September 30, 2003, and $24,591,000, or $.17 per diluted share for the nine months ended September 30, 2002.  Income from the amortization of acquired below market leases net of above market leases amounted to $6,914,000, or $.05 per diluted share for the nine months ended September 30, 2003 and $9,351,000, or $.07 per diluted share for the nine months ended September 30, 2002.  Such amounts are included in reported FFO above.

Included in FFO are certain items that affect comparability as detailed below.  Before these items, nine months ended September 30, 2003 FFO is 5.0% higher than nine months ended September 30, 2002 on a per share basis.

	For the Nine Months Ended
	September 30, 2003		September 30, 2002
(Amounts in thousands, except per share amounts)	Amount	Per Share	Amount	Per Share
FFO as shown above	$387,430	$3.33	$346,268	$3.08
Items that affect comparability of FFO:
Alexander’s stock appreciation rights compensation expense	$9,477	$.08	$—	$—
Gain on early extinguishment of debt of a partially-owned entity (Newkirk MLP)	(1,600)	(.01)	—	—
Loss on Primestone foreclosure (2002) and settlement of guarantees (2003)	1,388.01		19,900.18
Gain on sale of condominiums	(282)	—	(2,156)	(.02)
Amortization of officer’s employment arrangement		—	20,625.18
Gain on sale of marketable securities			(12,346)	(.11)
Gain on sale of air rights	—	—	(2,126)	(.02)
Gain on transfer of mortgages	—	—	(2,096)	(.02)
Minority interest’s share of above adjustments	(1,694)	(.02)	(4,479)	(.04)
	$7,289	$.06	$17,322	$.15

The following table reconciles FFO and net income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2003	2002	2003	2002
Net income applicable to common shares	$70,981	$59,247	$239,629	$169,196
Cumulative effect of change in accounting principle	—	—	—	30,129
Depreciation and amortization of real property	49,926	49,823	150,499	144,424
Net gains on sale of real estate	(767)	—	(3,411)	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at funds from operations:
Depreciation and amortization of real property	13,522	12,140	40,307	37,924
Net gains on sale of real estate	(86)	—	(7,886)	—
Other	58	(473)	934	673
Minority interest’s share of above adjustments	(10,549)	(11,140)	(35,822)	(41,050)
	123,085	109,597	384,250	341,296
Series A preferred dividends	829	1,444	3,180	4,972
FFO applicable to common shares (1)	$123,914	$111,041	$387,430	$346,268

(1)  Assuming all of the convertible units of the Operating Partnership were converted to shares, the minority interest in partnership earnings would not be deducted in calculating FFO and the shares used in calculating FFO per share would be increased to reflect the conversion.  The following table reconciles FFO as shown above, to the Operating Partnership’s FFO for the three and nine months ended September 30, 2003 and 2002:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
FFO, as shown above	$123,914	$111,041	$387,430	$346,268
Addback of minority interest reflected as equity in the Operating Partnership	27,822	28,699	90,554	89,533
Operating Partnership FFO	$151,736	$139,740	$477,984	$435,801

The number of shares used in determining Operating Partnership FFO per share is as follows:

Shares used for determining FFO per share	119,193	112,858	116,327	112,536
Convertible units:
Non-Vornado owned Class A units	18,994	21,401	19,272	21,330
B-1 units	822	822	822	822
B-2 units	411	411	411	411
C-1 units	855	855	855	855
E-1 units	5,680	5,680	5,680	5,680
Shares used for determining Operating Partnership FFO per share	145,955	142,027	143,367	141,634

FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods.  FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity.  Management considers FFO a relevant supplemental measure of operating performance because it provides a basis for comparison among REITs.  FFO is computed in accordance with NAREIT’s definition, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with NAREIT’s definition.

Acquisitions and Dispositions

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

On April 9, 2003, the Company acquired Kaempfer, which owns partial interests in six Class “A” office properties in Washington D.C., manages and leases these properties and four others for which it receives customary fees and has options to acquire certain other real estate interests, including 50% of Kaempfer’s 5% interest in the planned redevelopment of Waterfront, located at 401 M Street, a mixed-use project in Southwest Washington D.C. (the “Waterfront interest”).  Kaempfer’s equity interest in the properties approximates 5.0%.  The aggregate purchase price for the equity interests and the management and leasing business was $33,400,000 (consisting of $29,800,000 in cash and approximately 99,300 Vornado Realty L.P. partnership units valued at $3,600,000) and may be increased by up to $9,000,000 based on the performance of the management company.  This acquisition was recorded as a business combination under the purchase method of accounting.  Accordingly, the operations of Kaempfer are consolidated into the accounts of the Company beginning April 9, 2003.  The six Class “A” office buildings contain 1.8 million square feet and are as follows: the Warner Building located at 1299 Pennsylvania Avenue containing 600,000 square feet, the Investment Building located at 1501 K Street containing 380,000 square feet, the Commonwealth Tower located at 1300 Wilson Boulevard in Rosslyn, VA, containing 343,000 square feet, the Bowen Building (under development) located at 875 15th Street containing 220,000 square feet, 1925 K Street containing 150,000 square feet, and the Executive Tower located at 1399 New York Avenue, containing 123,000 square feet.  Kaempfer, which was founded in 1977 and has 65 employees, was combined with the Company’s Charles E. Smith Commercial Realty division (“CESCR”).  Mitchell N. Schear, the President of Kaempfer, has become President of CESCR.

On October 7, 2003, the Company acquired the Waterfront interest described above for $2,000,000, of which the Company paid $1,545,000 in cash and issued 12,500 Vornado Realty L.P. partnership units valued at $455,000.  The partnership units were issued to Mitchell N. Schear, one of the partners in the Waterfront interest, and the President of the Company’s CESCR division.

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

On August 4, 2003, the Company completed the acquisition of 2101 L Street, a 370,000 square foot office building located in Washington D.C.  The consideration for the acquisition consisted of approximately 1.1 million newly issued Vornado Realty L.P. partnership units (valued at approximately $49,517,000) and the assumption of existing mortgage debt and transaction costs totaling approximately $32,000,000.  Mr. Robert H. Smith and Mr. Robert P. Kogod, trustees of Vornado, together with family members owned approximately 24 percent of the limited partnership that sold the building and Mr. Smith was a general partner.  On August 5, 2003, the Company repaid the mortgage of $29,056,000.

Dispositions

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain of $2,644,000.

The Company recognized gains on sale of residential condominiums in Chicago, Illinois of $188,000 during the first quarter of 2003 and $282,000 and $2,156,000 during the three and nine months ended September 30, 2002.  Such gains are included in the income statement caption “net gains on disposition of wholly-owned and partially-owned assets.”

On June 13, 2003, the Company received its $5,000,000 share of a settlement with affiliates of Primestone Investment Partners of the amounts due under the guarantees of the Primestone loans.  In connection therewith, the Company recognized a $1,388,000 loss on settlement of the guarantees which is included in the income statement caption “net gains on disposition of wholly-owned and partially-owned assets” for the nine months ended September 30, 2003.

On June 27, 2003, the Park Laurel joint venture completed the sale of the remaining condominium unit in the project resulting in a net gain to the Company of $94,000, which is included in the income statement caption “net gains on disposition of wholly-owned and partially-owned assets” for the nine months ended September 30, 2003.

On August 18, 2003, the Company recognized a $767,000 deferred gain on the sale of its 50% interest in 570 Lexington Avenue which was sold on May 17, 2001, and is included in the income statement caption “net gains on disposition of wholly-owned and partially-owned assets” for the three and nine months ended September 30, 2003.

On October 10, 2003, the Company sold Two Park Avenue, a 965,000 square foot office building, for $292,000,000 to SEB Immobilien-Investment GMBH, a German capital investment company.   The Company’s net gain on the sale after closing costs is approximately $157,000,000 and will be recognized in the fourth quarter of 2003.

On November 3, 2003, the Company sold its Hagerstown retail property located in Maryland for $3,100,000.  The Company’s gain on sale after closing costs is approximately $2,000,000, and will be recognized in the fourth quarter of 2003.

Financings

On June 9, 2003, the Company completed a $170,000,000 mortgage financing of its 770 Broadway property.  The loan bears interest at LIBOR plus 1.05%, is prepayable after one year without penalty and matures in June 2006 with two-one year extension options.  The proceeds of the new loan were used primarily to repay (i) a $18,926,000 mortgage loan on 33 North Dearborn, (ii) a $69,507,000 mortgage loan on Tysons Dulles Plaza and (iii) $40,000,000 of borrowings under the Company’s unsecured revolving credit facility.  In connection with the closing of the 770 Broadway loan, the Company purchased an interest rate cap, and simultaneously sold an interest rate cap with the same terms. Since these instruments do not reduce the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to substantially offset one another.  Simultaneously with the completion of the 770 Broadway loan, the Company used cash from its mortgage escrow account to repay $133,659,000 of the $153,659,000 of debt previously cross-collateralized by its 770 Broadway and 595 Madison Avenue properties.

On July 3, 2003, the Company entered into a new $600 million unsecured revolving credit facility which has replaced its $1 billion unsecured revolving credit facility which was to mature in July, 2003.  The Company has reduced the capacity because historically it has not utilized this additional capacity and to reduce costs.  The new facility has a three-year term with a one-year extension option and bears interest at LIBOR plus .65%.  The Company also has the ability under the new facility to seek up to $800 million of commitments during the facility’s term.  The new facility contains financial covenants similar to the prior facility.

On July 31, 2003, the Company replaced the mortgage on the Commerce Executive property with (i) a new $43,000,000 non-recourse mortgage loan at LIBOR plus 1.50% with a two-year term and a one-year extension option and (ii) a $10,000,000 unsecured loan for three years at LIBOR plus .65% with a one-year extension option.

On August 4, 2003, the Company completed a refinancing of its 909 Third Avenue property.  The new $125,000,000 mortgage loan is for a term of three years and bears interest at LIBOR plus .70% and has two one-year extension options.  Simultaneously with the completion of the 909 Third Avenue loan, the Company used cash from its mortgage escrow account to repay the balance of $20,000,000 of debt previously cross-collateralized by its 770 Broadway and 595 Madison Avenue properties.  In connection with the closing of the 909 Third Avenue loan, the Company purchased an interest rate cap, and simultaneously sold an interest rate cap with the same terms. Since these instruments do not reduce the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to substantially offset one another.

On October 10, 2003, the Company called for the redemption of all of its 8.5% Series D-1 Cumulative Redeemable Preferred Units issued in 1998.  The Preferred Units will be redeemed on November 12, 2003 at a redemption price equal to $25.00 per unit or an aggregate of $87,500,000 plus accrued distributions of $849,000.  In conjunction with the redemption, the Company will write-off $2,100,000 of issuance costs in the fourth quarter of 2003.

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

The Company’s exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)

	As at September 30, 2003				As at December 31, 2002
	Balance		Weighted Average Interest Rate	Effect of 1% Increase In Base Rates	Balance	Weighted Average Interest Rate
Wholly-owned debt:
Variable rate	$1,254,700	(1)	2.13%	$12,547	$1,358,126	2.69%
Fixed rate	2,732,748		7.37%	—	2,713,194	7.17%
	$3,987,448		5.72%	12,547	$4,071,320	5.61%

Partially-owned debt:
Variable rate	$133,328		3.69%	1,333	$131,100	4.54%
Fixed rate	804,184		8.26%	—	917,008	8.41%
	$937,512		7.61%	1,333	$1,048,108	7.92%
Minority interest				(2,776)

Total decrease in the Company’s annual net income				$11,104
Per share-diluted				$.09

(1)          Includes $532,871 for the Company’s senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (1.96% if set on September 30, 2003).  In accordance with SFAS 133, as amended, the Company is required to fair value the debt at each reporting period.  At September 30, 2003, the fair value adjustment was $33,408, and is included in the balance of the senior unsecured notes above.

The fair value of the Company’s debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $127,043,000 at September 30, 2003.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting:  There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following supplements and amends the discussion set forth under Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as updated by the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

Stop & Shop

As previously disclosed, on January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated.  Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, terminated the Company’s right to reallocate.  On March 3, 2003, after the Company moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint.

On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint.  On April 9, 2003, the Company moved the New York Supreme Court action to the United States District Court for the Southern District of New York.  On June 30, 2003, the District Court ordered that the case be placed in suspension and ordered the parties to proceed in a related case that the Company commenced in the United States Bankruptcy Court for the Southern District of New York.  On July 24, 2003, the Bankruptcy Court referred the related case to mediation.  If this matter is not resolved through mediation, the hearing will reconvene on November 20, 2003.  The Company believes that the additional rent provision of the guaranty expires at the earliest in 2012 and will vigorously oppose Stop & Shop’s complaint.

Item 2.    Changes in Securities and Use of Proceeds

During the three months ended September 30, 2003, the Company issued 4,625 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units in private placements in earlier periods in exchange for their interests in limited partnerships that owned real estate.  All of the common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.

Item 5.    Other Information

In the third quarter of 2003, Mr. Paul Larner, the Company’s Executive Vice President - Chief Administrative Officer and Secretary, resigned effective October 3, 2003.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.
(b)	Reports on Form 8-K:

Period Covered: (Date of Earliest Event Reported)	Items Reported	Dated Filed
September 23, 2003	Press release announcing investor conference.	September 23, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: November 7, 2003	By:	/s/ Joseph Macnow
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

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

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

Articles Supplementary Classifying Vornado’s $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 3.11 of Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

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

Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 (the “Partnership Agreement”) - Incorporated by reference to Exhibit 3.26 of Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003.

*

3.27	—

Amendment to the Partnership Agreement, dated as of December 16, 1997 - Incorporated by reference to Exhibit 3.27 of Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

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

Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 – Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on March 18, 2002

*

3.45	—

Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 – Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954)

*

3.46	—

Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.27 of Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.47	—	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003

4.1	—	Instruments defining the rights of security holders (see Exhibits 3.1 through 3.24 of this Quarterly Report on Form 10-Q)	*

4.2	—

Specimen certificate representing Vornado’s Common Shares of Beneficial Interest, par value $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Vornado’s Registration Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995

*

4.3	—

Specimen certificate representing Vornado’s $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share, no par value – Incorporated by reference to Exhibit 4.3 of Vornado’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

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

Employment agreement between Vornado Realty Trust and Mitchell N. Schear, dated April 7, 2003 - Incorporated by reference to Exhibit 10.1 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on  August 8, 2003

*

10.2	—

Revolving Credit Agreement, dated as of July 2, 2003 among Vornado Realty L.P., as borrower, Vornado Realty Trust, as general partner, and JPMorgan Chase Bank (as Administrative Agent), Bank of America, N.A. and Citicorp North American, Inc., Deutsche Bank Trust Company Americas and Fleet National Bank, and JPMorgan Chase Bank (in its individual capacity) – Incorporated by reference to Exhibit 10.2 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on  August 8, 2003

*

10.3	—

Guaranty of Payment, made as of July 2, 2003, by Vornado Realty Trust, for the benefit of JPMorgan Chase Bank – Incorporated by reference to Exhibit 10.3 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on  August 8, 2003

*

10.4	—	Registration Rights Agreement, dated as of July 31, 2003, by and between Vornado Realty Trust and the Unit Holders named therein

10.5	—	Second Amendment to the Registration Rights Agreement, dated as of July 31, 2003, between Vornado Realty Trust and the Unit Holders named therein

15.1	—	Letter regarding Unaudited Interim Financial Information

31.1	—	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Incorporated by reference.

**           Management contract or compensatory agreement.