Form 10-Q
period 2004-06-30
VORNADO REALTY TRUST
filed 2004-08-06
CIK 899689

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004
or
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

        As of July 30, 2004 125,938,568 of the registrant's common shares of beneficial interest are outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS

ASSETS	(UNAUDITED) June 30, 2004	December 31, 2003
	(Amounts in thousands, except share and per share amounts)
Real estate, at cost:
Land	$1,544,953	$1,503,965
Buildings and improvements	6,159,741	6,038,275
Development costs and construction in progress	144,238	133,915
Leasehold improvements and equipment	88,837	72,297

Total	7,937,769	7,748,452
Less accumulated depreciation and amortization	(966,856)	(869,849)

Real estate, net	6,970,913	6,878,603
Cash and cash equivalents, including U.S. government obligations under repurchase agreements of $132,850 and $30,310	225,435	320,542
Escrow deposits and restricted cash	269,936	161,833
Marketable securities	80,376	81,491
Investments and advances to partially-owned entities, including Alexander's of $209,064 and $207,872	769,739	900,600
Due from officers	21,739	19,628
Accounts receivable, net of allowance for doubtful accounts of $12,889 and $15,246	90,131	83,913
Notes and mortgage loans receivable	353,287	285,965
Receivable arising from the straight-lining of rents, net of allowance of $2,554 and $2,830	295,607	267,848
Other assets	374,106	376,801
Assets related to discontinued operations	3,115	141,704

TOTAL ASSETS	$9,454,384	$9,518,928

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and mortgages payable	$3,339,468	$3,339,365
Senior unsecured notes due 2007 and 2010	712,720	725,020
Revolving credit facility	50,000	—
Accounts payable and accrued expenses	225,942	226,100
Officers' compensation payable	32,536	23,349
Deferred credit	81,206	74,253
Other liabilities	11,636	11,982
Liabilities related to discontinued operations	—	120,000

Total liabilities	4,453,508	4,520,069

Minority interest of unitholders in the Operating Partnership	1,650,893	1,921,286

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 70,000,000 shares;
Series A: liquidation preference $50.00 per share; issued and outstanding 328,104 and 360,705 shares	16,409	18,039
Series B: liquidation preference $25.00 per share; issued and outstanding 3,400,000 shares at December 31, 2003	—	81,805
Series C: liquidation preference $25.00 per share; issued and outstanding 4,600,000 shares	111,148	111,148
Series D-10: liquidation preference $25.00 per share; issued and outstanding 1,600,000 shares	40,000	40,000
Common shares of beneficial interest: $.04 par value per share; authorized 200,000,000 shares; issued and outstanding, 126,230,509 and 118,247,944 shares	5,066	4,739
Additional paid-in capital	3,148,347	2,827,789
Distributions in excess of net income	(17,309)	(57,618)

	3,303,661	3,025,902
Deferred compensation shares earned but not yet delivered	71,045	70,610
Deferred compensation shares issued but not yet earned	(12,255)	(7,295)
Accumulated other comprehensive loss	(7,764)	(6,940)
Due from officers for purchase of common shares of beneficial interest	(4,704)	(4,704)

Total shareholders' equity	3,349,983	3,077,573

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,454,384	$9,518,928

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share amounts)
Revenues:
Rentals	$336,301	$310,640	$662,995	$619,261
Expense reimbursements	44,698	43,979	93,022	87,241
Fee and other income	19,055	16,516	37,087	29,610

Total revenues	400,054	371,135	793,104	736,112

Expenses:
Operating	144,258	139,643	298,624	286,017
Depreciation and amortization	58,412	52,986	115,032	103,626
General and administrative	30,033	27,435	60,878	54,670

Total expenses	232,703	220,064	474,534	444,313

Operating income	167,351	151,071	318,570	291,799
Income applicable to Alexander's	5,778	4,348	3,250	11,602
Income from partially-owned entities	10,703	19,799	23,816	43,033
Interest and other investment income	9,609	3,628	18,854	13,424
Interest and debt expense	(57,121)	(57,637)	(115,826)	(114,537)
Net (loss) gain on disposition of wholly-owned and partially-owned assets other than real estate	—	(1,294)	776	(1,106)
Minority interest:
Perpetual preferred unit distributions	(16,948)	(17,738)	(34,246)	(35,476)
Minority limited partnership earnings	(25,011)	(19,388)	(39,468)	(39,483)
Partially-owned entities	(122)	13	125	(811)

Income from continuing operations	94,239	82,802	175,851	168,445
Income from discontinued operations	67,762	4,955	68,589	11,054

Net income	162,001	87,757	244,440	179,499
Preferred share dividends	(3,565)	(5,426)	(11,547)	(10,851)

NET INCOME applicable to common shares	$158,436	$82,331	$232,893	$168,648

NET INCOME PER COMMON SHARE —BASIC:
Income from continuing operations	$.72	$.70	$1.33	$1.43
Income from discontinued operations	.54	.04	.56	.10

Net income per common share	$1.26	$.74	$1.89	$1.53

NET INCOME PER COMMON SHARE —DILUTED:
Income from continuing operations	$.69	$.67	$1.28	$1.39
Income from discontinued operations	.52	.04	.53	.10

Net income per common share	$1.21	$.71	$1.81	$1.49

DIVIDENDS PER COMMON SHARE	$.71	$.68	$1.42	$1.36

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2004	2003
	(Amounts in thousands)
Cash Flows From Operating Activities:
Net income	$244,440	$179,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including debt issuance costs)	118,527	106,504
Minority interest	73,589	75,770
Gain on sale of real estate	(65,905)	(2,644)
Straight-lining of rental income	(22,849)	(20,517)
Equity in income of partially-owned entities	(23,816)	(43,033)
Amortization of acquired below market leases, net	(6,762)	(3,752)
Write-off of preferred share and unit issuance costs	3,895	—
Equity in income of Alexander's	(3,250)	(11,602)
Net (gain) loss on disposition of wholly-owned and partially-owned assets other than real estate	(776)	1,106
Changes in operating assets and liabilities	(30,198)	(16,843)

Net cash provided by operating activities	286,895	264,488

Cash Flows From Investing Activities:
Proceeds from sale of real estate (Palisades in 2004)	220,447	4,752
Distributions from partially-owned entities	163,755	33,439
Cash restricted for escrows and deposits	(108,103)	123,665
Investments in notes and mortgage loans receivable	(105,552)	—
Acquisitions of real estate and other	(69,957)	(30,000)
Additions to real estate	(55,421)	(42,990)
Development costs and construction in progress	(54,542)	(32,237)
Repayment of notes and mortgage loans receivable	38,500	26,092
Investments in partially-owned entities	(5,396)	(36,011)
Acquisition of Building Maintenance Service Company	—	(13,000)
Acquisition of Kaempfer Management Company	—	(31,237)

Net cash provided by investing activities	23,731	2,473

Cash Flows From Financing Activities:
Repayments of borrowings	(313,955)	(293,006)
Proceeds from borrowings	225,597	217,000
Dividends paid on common shares	(192,952)	(150,175)
Redemption of perpetual preferred shares and units	(112,467)	—
Distributions to minority partners	(69,979)	(89,547)
Dividends paid on preferred shares	(10,184)	(10,851)
Proceeds from issuance of preferred shares and units	34,125	—
Exercise of share options	34,082	24,617

Net cash used in financing activities	(405,733)	(301,962)

Net decrease in cash and cash equivalents	(95,107)	(35,001)
Cash and cash equivalents at beginning of period	320,542	208,200

Cash and cash equivalents at end of period	$225,435	$173,199

Supplemental Disclosure Of Cash Flow Information:
Cash payments for interest (including capitalized interest of $3,762 and $2,196)	$115,457	$125,866

Non-Cash Transactions:
Conversion of Class A operating partnership units to common shares	$280,925	$107,935
Financing assumed in acquisitions	18,500	—
Unrealized gain on securities available for sale	1,071	4,467
Capitalized development payroll	2,063	1,805

See notes to consolidated financial statements.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Organization

        Vornado Realty Trust ("Vornado") is a fully-integrated real estate investment trust. Vornado conducts its business through Vornado Realty L.P., a Delaware limited partnership (the "Operating Partnership"). Vornado is the sole general partner of, and owned approximately 86.6% of the common limited partnership interest in, the Operating Partnership at June 30, 2004. All references to the "Company" and "Vornado" refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.     Basis of Presentation

        The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the operating results for the full year.

        The accompanying consolidated financial statements include the accounts of Vornado and its majority-owned subsidiary, Vornado Realty L.P., as well as certain partially-owned entities in which the Company owns (i) more than 50% unless a partner has shared board and management representation and authority and substantive participation rights on all significant business decisions or (ii) 50% or less when the Company is considered the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board ("FASB") Interpretation No. 46 (Revised)—Consolidation of Variable Interest Entities ("FIN 46R"), which became effective on March 31, 2004. All significant intercompany amounts have been eliminated. Equity interests in partially-owned corporate entities are accounted for under the equity method of accounting when the Company's ownership interest is more than 20% but less than 50%. When partially-owned investments are in partnership form, the 20% threshold for equity method accounting may be reduced. Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities. For all other investments, the Company uses the cost method.

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

3.     Recently Issued Accounting Standards

        FASB Interpretation No. 46 (Revised)—Consolidation of Variable Interest Entities ("FIN 46R")

        In January 2003, the FASB issued FIN 46, as amended in December 2003 by FIN 46R, which deferred the effective date until the first interim or annual reporting period ending after March 15, 2004. FIN 46R requires the consolidation of an entity by an enterprise known as a "primary beneficiary," (i) if that enterprise has a variable interest that will absorb a majority of the entity's expected losses, if they occur, receive a majority of the entity's expected residual returns, if they occur, or both and (ii) if the entity is a variable interest entity ("VIE"), as defined. An entity qualifies as a VIE if (i) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the equity investors do not have the characteristics of a controlling financial interest in the entity. The initial determination of whether an entity is a VIE shall be made as of the date at which an enterprise becomes involved with the entity and re-evaluated as of the date of triggering events, as defined. The Company has evaluated each partially-owned entity to determine whether any qualify as a VIE, and if so, whether the Company is the primary beneficiary, as defined. The Company has determined that its investment in Newkirk Master Limited Partnership ("Newkirk MLP"), in which it owns a 22.3% equity interest (see Note 5—Investments and Advances to Partially-Owned Entities), qualifies as a VIE. However, the Company has also determined that it is not the primary beneficiary and accordingly, consolidation is not required. The Company's maximum exposure to loss as a result of its involvement in Newkirk MLP is limited to its equity investment of approximately $150,468,000, as of June 30, 2004. In addition, the Company has variable interests in certain other entities which are primarily financing arrangements. The Company has evaluated these entities in accordance with FIN 46R and has determined that they are not VIEs. Based on the Company's evaluations, the adoption of FIN 46R on March 31, 2004 did not have a material effect on its consolidated financial statements.

4.     Acquisitions, Dispositions and Financings

  Acquisitions

        On February 3, 2004, the Company acquired the Forest Plaza Shopping Center for approximately $32,500,000, of which $14,000,000 was paid in cash and $18,500,000 was debt assumed. The purchase was funded as part of a Section 1031 tax-free "like-kind" exchange with the remaining portion of the proceeds from the sale of the Company's Two Park Avenue property. Forest Plaza is a 165,000 square foot shopping center located in Staten Island, New York, anchored by a Waldbaum's supermarket. The operations of Forest Plaza are consolidated into the accounts of the Company from the date of acquisition.

        On March 19, 2004, the Company acquired a 62,000 square foot freestanding retail building located at 25 W. 14th Street in Manhattan for $40,000,000 in cash. The operations of 25 W. 14th Street are consolidated into the accounts of the Company from the date of acquisition.

        On July 1, 2004, the Company acquired the Marriott hotel located in its Crystal City office complex from a limited partnership in which Robert H. Smith and Robert P. Kogod, trustees of the Company, together with family members own approximately 67 percent. The purchase price was $21,500,000 paid in cash. The hotel contains 343 rooms and is leased to an affiliate of Marriott International, Inc. until July 31, 2015, with one 10-year extension option. The land under the hotel was acquired in 1999. The operations of the hotel will be consolidated into the accounts of the Company from the date of acquisition.

        On July 29, 2004, the Company acquired a real estate portfolio containing 25 supermarkets for $65,000,000. These properties, all of which are all located in Southern California and contain an aggregate of approximately 766,000 square feet, were purchased from the Newkirk MLP, in which the Company currently owns a 22.3% interest. The supermarkets are net leased to Stater Brothers for an initial term expiring in 2008, with six 5-year extension options. Stater Brothers is a Southern California regional grocery chain that operates 158 supermarkets and has been in business since 1936. The operations of this portfolio will be consolidated into the accounts of the Company from the date of acquisition. The Company's share of any gain recognized by Newkirk MLP on this transaction will be reflected as an adjustment to the Company's basis in its investment in Newkirk MLP and will not be recorded as income.

        On July 28, 2004, the Company agreed to make a $159,000,000 convertible preferred investment in GMH Communities L.P. ("GMH"), a partnership focused on the student and military housing sectors run by an experienced operating management team led by Gary M. Holloway. The Company has funded $72,000,000 of the investment and is expected to fund the balance by the end of the year. The Company can convert up to $100,000,000 of its investment into up to 34% of GMH's common equity.

        The acquisitions of 25 West 14th Street, the Crystal City Marriott and the Stater Brothers real estate portfolio were or will be funded as part of a Section 1031 tax-free "like-kind" exchange with a portion of the proceeds from the sale of the Company's Palisades Residential Complex (see Dispositions below).

  Dispositions

        On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain on sale after closing costs of $2,644,000.

        On June 29, 2004, the Company sold its Palisades Residential Complex for $222,500,000, which resulted in a gain on sale after closing costs of $65,905,000. All or a portion of the proceeds from the sale will be reinvested pursuant to Section 1031 tax-free "like kind" exchanges, including certain of the acquisitions described above. On February 27, 2004, the Company had acquired the remaining 25% interest in the Palisades venture it did not previously own for approximately $17,000,000.

        The Company recognized gains of $776,000 in the three months ended March 31, 2004 and gains of $94,000 and $282,000 in the three and six months ended June 30, 2003 from the sale of certain partially-owned properties.

        The three and six months ended June 30, 2003 includes the Company's $1,388,000 share of loss on settlement of guarantees with affiliates of Primestone Investment Partners.

  Financings

        On January 6, 2004, the Company redeemed all of its 8.375% Series D-2 Cumulative Redeemable Preferred Units at a redemption price equal to $50.00 per unit for an aggregate of $27,500,000 plus accrued distributions. The redemption amount exceeded the carrying amount by $700,000, representing the original issuance costs. Upon redemption, these issuance costs were recorded as a reduction to earnings in arriving at net income applicable to common shares, in accordance with the July 2003 EITF clarification of Topic D-42.

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

        On May 27, 2004, the Company sold $35,000,000 of 7.2% Series D-11 Cumulative Redeemable Preferred Units to an institutional investor in a private placement. These perpetual preferred units may be called without penalty at the Company's option commencing in May 2009.

        For details of the Company's financing activities see Note 8—Notes and Mortgages Payable.

5.     Investments and Advances to Partially-Owned Entities

        The Company's investments in partially-owned entities and income recognized from such investments are as follows:

  Investments:

	June 30, 2004	December 31, 2003
	(Amounts in thousands)
Temperature Controlled Logistics	$300,026	$436,225
Alexander's	209,064	207,872
Newkirk MLP	150,468	138,762
Monmouth Mall Joint Venture	30,315	30,612
Partially-Owned Office Buildings	45,180	44,645
Starwood Ceruzzi Joint Venture	19,072	23,821
Other	15,614	18,663

	$769,739	$900,600

  Equity in Income (loss):

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2004		2003		2004		2003
	(Amounts in thousands)
Income applicable to Alexander's:
33% share of equity in net income (loss)	$697	(1)	$(1,655)	(1)	$(7,055)	(1)	$(215)	(1)
Interest income(2)	1,926		2,567		4,598		5,094
Development and guarantee fees(2)	992		2,366		2,066		4,559
Management and leasing fees(2)	2,163		1,070		3,641		2,164

	$5,778		$4,348		$3,250		$11,602

Temperature Controlled Logistics:
60% share of equity in net (loss) income	$(1,205)		$1,316		$(131)		$5,677
Management fees	1,377		1,384		2,755		2,753
Other	110		250		199		372

	282		2,950		2,823		8,802

Newkirk MLP:
22.3% share of equity in income	4,332	(3)	8,378	(3)	12,145	(4)	23,557	(4)
Interest and other income	8,488	(5)	1,750		9,754	(5)	3,571

	12,820		10,128		21,899		27,128

Partially-Owned Office Buildings	764		791		1,287		1,409
Other	(3,163)	(6)	5,930	(7)	(2,193)	(6)	5,694	(7)

	$10,703		$19,799		$23,816		$43,033

(1)
Reflects the Company's share of Alexander's stock appreciation rights compensation expense of $2,171 and $12,084 for the three and six months ended June 30, 2004. The six months ended June 30, 2004 also includes the Company's $1,010 share of Alexander's loss on early extinguishment of debt. The three and six months ended June 30, 2003 includes the Company's $3,285 share of Alexander's stock appreciation rights compensation expense.

(2)
Alexander's capitalizes the fees and interest charged by the Company. Because the Company owns 33% of Alexander's, the Company recognizes 67% of such amounts as income and the remainder is reflected as a reduction of the Company's carrying amount of the investment in Alexander's.

(3)
The three months ended June 30, 2004 includes $519 for the Company's share of gains on sale of real estate and $2,142 for the Company's share of an impairment loss on one of Newkirk MLP's assets. The three months ended June 30, 2003 includes $1,900 for the Company's share of gains on sale of real estate.

(4)
The six months ended June 30, 2004 includes $2,436 for the Company's share of net gains on sale of real estate and $2,142 for the Company's share of an impairment loss. The six months ended June 30, 2003 includes $9,900 of gains from the sale of properties and early extinguishment of debt.

(5)
Interest and other income for the three and six months ended June 30, 2004, includes a gain of $7,494, resulting from the exercise of an option by the Company's joint venture partner to acquire certain MLP units held by the Company. The MLP units subject to this option had been issued to the Company on behalf of the Company's joint venture partner in exchange for the Company's Operating Partnership units as part of the tender offers to acquire certain of the units of the MLP in 1998 and 1999.

(6)
Includes $3,833 for the Company's share of an impairment loss on one of Starwood Ceruzzi Joint Venture's properties in the three and six months ended June 30, 2004.

(7)
Includes $4,576 and $5,583 for the Company's share of Prime Group Realty L.P.'s equity in net income recognized by the Company in the three and six months ended June 30, 2003. Included in these amounts is $4,413 for the Company's share of Prime Group's lease termination fee income recognized by the Company in the second quarter of 2003. On May 23, 2003, the Company exchanged the units it owned for common shares and no longer accounted for its investment in the partnership on the equity method.

        Below is a summary of the debt of partially-owned entities as of June 30, 2004 and December 31, 2003, none of which is guaranteed by the Company.

	100% of Partially-Owned Entities Debt
	June 30, 2004	December 31, 2003
	(Amounts in thousands)
Alexander's (33% interest):
Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33%	$400,000	$—
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	215,170	216,586
Due to Vornado on January 3, 2006 with interest at 9.0% (one-year treasuries plus 6.0% with a 3.0% floor for treasuries) (prepayable without penalty)	124,000	124,000
Rego Park mortgage note payable, due in June 2009, with interest at 7.25%	82,000	82,000
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
Lexington Avenue construction loan payable, due on January 3, 2006, plus two one-year extensions, with interest at 3.82% (LIBOR plus 2.50%)	12,202	240,899
Temperature Controlled Logistics (60% interest):
Mortgage notes payable collateralized by 85 temperature controlled warehouses, due from 2009 to 2023 with a weighted average interest rate of 5.95% at June 30, 2004 (various prepayment terms)	742,618	509,456
Other notes payable	35,548	39,365
Newkirk MLP (22.3% interest):
Portion of first mortgages collateralized by the partnership's real estate, due from 2004 to 2024, with a weighted average interest rate of 6.80% at June 30, 2004 (various prepayment terms)	965,896	1,069,545
Partially-Owned Office Buildings:
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	67,680	68,051
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	22,924	23,060
Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	15,472	15,606
Orleans Hubbard (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,714	9,799
Kaempfer Equity Interests (2.2% to 10% interests in five partnerships) Mortgage notes payable, collateralized by the partnerships' real estate, due from 2007 to 2031, with a weighted average interest rate of 5.93% at June 30, 2004 (various prepayment terms)	327,396	361,263
Monmouth Mall (50% interest):
Mortgage note payable, due in November 2005, with interest at LIBOR plus 2.05% and two one-year extension options (3.53% at June 30, 2004)	135,000	135,000

        Based on the Company's ownership interest in the partially-owned entities above, the Company's share of the debt of these partially-owned entities was $1,097,913,000 and $930,567,000 as of June 30, 2004 and December 31, 2003, respectively.

  Temperature Controlled Logistics

        Based on the joint venture's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $9,651,000 and $16,116,000 of rent it was due for the three and six months ended June 30, 2004 and $7,726,000 and $11,103,000 of rent it was due for the three and six months ended June 30, 2003, which together with previously deferred rent is $65,552,000.

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

        On January 20, and March 29, 2004, a joint venture in which the Company has a 44% interest acquired an aggregate of $10,200,000 of trade receivables from AmeriCold Logistics for $10,000,000 in cash. These receivables have been subsequently collected in full. On July 2, 2004, the joint venture acquired an additional $6,120,000 of trade receivables for $6,000,000 in cash.

  Alexander's

        The Company owns 33% of the outstanding common stock of Alexander's at June 30, 2004. Alexander's is managed, and its properties are leased and developed, by the Company. In addition, Building Maintenance Services ("BMS"), a wholly-owned subsidiary of the Company, supervises the cleaning, engineering and security at 731 Lexington Avenue for a fee of 6% of Alexander's costs for such services. On May 27, 2004, the Company entered into a further agreement with Alexander's under which the Company provides property management services to Alexander's for an annual fee of $0.50 per square foot of tenant-occupied office and retail space at 731 Lexington Avenue. The agreements covering all of the above expire in March of each year and are automatically renewable, except for the 731 Lexington Avenue development agreement which provides for a term lasting until substantial completion of the development of the property.

        As of June 30, 2004, the Company had a receivable from Alexander's of $45,345,000 under the agreements discussed above. In addition, in the three and six months ended June 30, 2004, Alexander's paid $62,000 and $555,000, respectively, to BMS for cleaning and engineering services at Alexander's Lexington Avenue project.

        Effective April 1, 2004, based on Alexander's improved liquidity, the Company modified its term loan and line of credit to Alexander's to reduce the spread on the interest rate it charges from 9.48% to 6%. Accordingly, the current interest rate was reduced to 9% from 12.48%.

        On February 13, 2004, Alexander's completed a $400,000,000 mortgage financing on the office space of its Lexington Avenue development project which was placed by German American Capital Corporation, an affiliate of Deutsche Bank. The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid. $253,529,000 of the loan proceeds was used to repay the entire amount outstanding under the construction loan with Hypo Real Estate Capital Corporation ("the Construction Loan"). The Construction Loan was modified so that the remaining availability is $237,000,000, which was approximately the amount estimated to complete the Lexington Avenue development project. The interest rate on the Construction Loan is LIBOR plus 2.5% (3.82% at June 30, 2004) and matures in January 2006, with two one-year extensions. The collateral for the Construction Loan is the same except that the office space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for $15,000,000 and requires all proceeds from the sale of the residential condominiums units to be applied to the Construction Loan balance until it is fully repaid. In connection with reducing the principal amount of the Construction Loan, Alexander's wrote-off $3,050,000 of unamortized deferred financing costs in the first quarter of 2004, of which the Company's share was $1,010,000.

        Equity in income from Alexander's includes Alexander's stock appreciation rights compensation expense of which the Company's share was $2,171,000 and $12,084,000 for the three and six months ended June 30, 2004, based on a closing Alexander's stock price of $167.74 on June 30, 2004. The three and six months ended June 30, 2003 include the Company's $3,285,000 share of Alexander's stock appreciation rights compensation expense based on a closing Alexander's stock price of $83.49 on June 30, 2003.

6.     Notes and Mortgage Loans Receivable

        On March 1, 2004, the Company's note receivable of $38,500,000 from Commonwealth Atlantic Properties was repaid.

        On May 12, 2004, the Company made an $83,000,000 mezzanine loan secured by ownership interests in a subsidiary of Extended Stay America, Inc., which was recently acquired for approximately $3.1 billion by an affiliate of the Blackstone Group. The loan is part of a $166,000,000 facility, the balance of which was funded by Soros Credit LP, and is subordinate to $2.3 billion of other debt. The loan bears interest at LIBOR plus 5.50% and matures in May 2007, with two one-year extensions. Extended Stay America owns and operates 485 hotels in 42 states.

        On June 1, 2004, the Company acquired Verde Group LLC ("Verde") convertible subordinated debentures for $14,350,000 in cash, bringing its total investment in Verde at June 30, 2004 to $16,850,000 (of a $25,000,000 commitment). Verde invests, operates and develops residential communities on the Texas-Mexico border.

        On June 1, 2004, the Company invested $5,000,000 in a senior mezzanine loan, and $3,050,000 in senior preferred equity of 3700 Associates, LLC which owns 3700 Las Vegas Boulevard, a development land parcel located in Las Vegas, Nevada. The loan bears interest at 12% and matures on March 31, 2007. The preferred equity yields a 10% per annum cumulative preferred return.

7.    Identified Intangible Assets and Goodwill

        The following summarizes the Company's identified intangible assets, intangible liabilities (deferred credit) and goodwill as of June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
	(Amounts in thousands)
Identified intangible assets (included in other assets):
Gross amount	$141,321	$136,731
Accumulated amortization	(44,449)	(35,623)

Net	$96,872	$101,108

Goodwill (included in other assets):
Gross amount	$4,345	$4,345
Impairment charges	—	—

Net	$4,345	$4,345

Deferred Credit:
Gross amount	$87,558	$82,092
Accumulated amortization	(41,533)	(38,627)

Net	$46,025	$43,465

        Amortization of acquired below market leases net of acquired above market leases (components of rental income) was $3,112,000 and $6,762,000 for the three and six months ended June 30, 2004, and $2,307,000 and $3,752,000 for the three and six months ended June 30, 2003. The estimated annual amortization of acquired below market lease net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2005	$6,455
2006	3,921
2007	3,410
2008	2,664
2009	2,415

        The estimated amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2005	$9,428
2006	7,908
2007	7,367
2008	6,700
2009	5,787

8.     Notes and Mortgages Payable

        Following is a summary of the Company's debt:

			Balance as of
	Maturity	Interest Rate as at June 30, 2004	June 30, 2004	December 31, 2003
	(Amounts in thousands)
Notes and Mortgages Payable:
Fixed Interest:
Office:
NYC Office:
Two Penn Plaza(1)	02/11	4.97%	$300,000	$151,420
888 Seventh Avenue	02/06	6.63%	105,000	105,000
Eleven Penn Plaza	05/07	8.39%	48,730	49,304
866 UN Plaza	(2)	(2)	—	33,000
CESCR Office:
Crystal Park 1-5	07/06–08/13	6.66%–7.08%	256,248	258,733
Crystal Gateway 1-4 Crystal Square 5	07/12–01/25	6.75%–7.09%	213,568	214,323
Crystal Square 2, 3 and 4	10/10–11/14	6.82%–7.08%	142,841	143,854
Skyline Place	08/06–12/09	6.60%–6.93%	134,400	135,955
1101 17th, 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	95,206	95,860
Courthouse Plaza 1 and 2	01/08	7.05%	78,225	78,848
Crystal Gateway N., Arlington Plaza and 1919 S. Eads	11/07	6.77%	70,872	71,508
Reston Executive I, II and III	01/06	6.75%	72,270	72,769
Crystal Plaza 1-6	(3)	(3)	67,906	68,654
One Skyline Tower	06/08	7.12%	64,325	64,818
Crystal Malls 1-4	12/11	6.91%	58,054	60,764
1750 Pennsylvania Avenue	06/12	7.26%	49,115	49,346
One Democracy Plaza	02/05	6.75%	26,553	26,900
Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	479,070	481,902
Green Acres Mall	02/08	6.75%	147,174	148,386
Staten Island—Forest Plaza	05/09	7.73%	18,355	—
Las Catalinas Mall	11/13	6.97%	66,222	66,729
Montehiedra Town Center	05/07	8.23%	58,445	58,855
Other	05/09–08/21	9.90%	9,888	6,920
Merchandise Mart:
Washington Design Center	11/11	6.95%	47,759	48,012
Market Square Complex	07/11	7.95%	46,174	46,816
Furniture Plaza	02/13	5.23%	45,200	45,775
Washington Office Center	(4)	(4)	—	43,166
Other	10/10–06/28	7.52%–7.71%	18,296	18,434
Other:
Industrial Warehouses	10/11	6.95%	48,646	48,917
Student Housing Complex	11/07	7.45%	18,652	18,777

Total Fixed Interest Notes and Mortgages Payable		7.14%	2,787,194	2,713,745

8.     Notes and Mortgages Payable—(Continued)

			Interest Rate as at June 30, 2004	Balance as of
Notes and Mortgages Payable:	Maturity	Spread over LIBOR		June 30, 2004	December 31, 2003
	(Amounts in thousands)
Variable Interest:
Office:
NYC Office:
One Penn Plaza(1)	06/05	L+125	3.10%	$200,000	$275,000
770 Broadway	06/06	L+105	2.18%	170,000	170,000
909 Third Avenue	08/06	L+70	1.89%	125,000	125,000
CESCR Office:
Commerce Executive III, IV and V	07/05	L+150	2.81%	42,219	42,582
Commerce Executive III, IV and V B	07/05	L+85	2.16%	10,000	10,000
Other:
400 North LaSalle	02/05	L+250	4.75%	5,055	3,038

Total Variable Interest Notes and Mortgages Payable			2.52%	552,274	625,620

Total Notes and Mortgages Payable			6.37%	$3,339,468	$3,339,365

Liabilities related to discontinued operations:
Palisades construction loan(5)				$—	$120,000

Senior unsecured notes due 2007 at fair value (accreted carrying amount of $499,571 and $499,499)	06/07	L+77	2.13%	$512,960	$525,279

Senior unsecured notes due 2010	12/10		4.77%	$199,760	$199,741

Unsecured revolving credit facility	07/06	L+65	1.84%	$50,000	$—

(1)
On February 5, 2004, the Company completed a $300,000 refinancing of Two Penn Plaza. The loan bears interest at 4.97% and matures in February 2011. The Company retained net proceeds of $41,000 after repaying the existing $151,000 loan, $75,000 of the $275,000 mortgage loan on its One Penn Plaza property and the $33,000 mortgage loan on 866 UN Plaza.
(2)
Repaid in February 2004.
(3)
Repaid in July 2004.
(4)
Repaid in January 2004.
(5)
Repaid in June 2004 in connection with the sale of the Palisades.

9.    Fee And Other Income

        The following table sets forth the details of fee and other income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Tenant cleaning fees	$7,327	$6,977	$14,711	$14,675
Management and leasing fees	3,903	3,767	9,955	6,045
Other income	7,825	5,772	12,421	8,890

	$19,055	$16,516	$37,087	$29,610

        Fee and other income above includes management fee income from Interstate Properties, a related party, of $183,000 and $172,000 in the three months ended June 30, 2004 and 2003 and $396,000 and $348,000 in the six months ended June 30, 2004 and 2003. The above table excludes fee and other income from partially-owned entities which is included in income from partially-owned entities (see Note 5).

10.    Discontinued Operations

        Assets related to discontinued operations at June 30, 2004, consist primarily of real estate, net of accumulated depreciation and represent the Company's retail properties located in Vineland, New Jersey, and Baltimore (Dundalk), Maryland. At December 31, 2003, the assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation, related to the Palisades and liabilities related to discontinued operations represent the Palisades mortgage payable of $120,000,000.

        The combined results of discontinued operations in the following table include the operating results from the assets held for sale above, as well as (i) Palisades Residential Complex, sold on June 29, 2004, (ii) Two Park Avenue office property, sold on October 10, 2003, and (iii) Baltimore and Hagerstown, Maryland retail properties, sold on January 9, 2003 and November 3, 2003.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Total revenues	$4,989	$12,395	$9,107	$24,423
Total expenses	3,132	7,440	6,423	16,013

Net income	1,857	4,955	2,684	8,410
Gain on sale of Baltimore	—	—	—	2,644
Gain on sale of Palisades	65,905	—	65,905	—

Income from discontinued operations	$67,762	$4,955	$68,589	$11,054

11.   Income Per Share

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands except per share amounts)
Numerator:
Income from continuing operations	$94,239	$82,802	$175,851	$168,445
Income from discontinued operations	67,762	4,955	68,589	11,054

Net income	162,001	87,757	244,440	179,499
Preferred share dividends	(3,565)	(5,426)	(11,547)	(10,851)

Numerator for basic income per share—net income applicable to common shares	158,436	82,331	232,893	168,648
Impact of assumed conversions:
Series A convertible preferred share dividends	267	1,175	539	2,350

Numerator for diluted income per share—net income applicable to common shares	$158,703	$83,506	$233,432	$170,998

Denominator:
Denominator for basic income per share—weighted average shares	125,468	111,478	123,539	110,297
Effect of dilutive securities:
Series A convertible preferred shares	455	1,992	464	1,998
Employee stock options	4,581	3,191	4,853	2,604
Deferred compensation shares issued but not yet earned	240	220	231	187

Denominator for diluted income per share—weighted average shares and assumed conversions	130,744	116,881	129,087	115,086

INCOME PER COMMON SHARE—BASIC:
Income from continuing operations	$.72	$.70	$1.33	$1.43
Income from discontinued operations	.54	.04	.56	.10

Net income per common share	$1.26	$.74	$1.89	$1.53

INCOME PER COMMON SHARE—DILUTED:
Income from continuing operations	$.69	$.67	$1.28	$1.39
Income from discontinued operations	.52	.04	.53	.10

Net income per common share	$1.21	$.71	$1.81	$1.49

12.   Comprehensive Income

        The following table sets forth the Company's comprehensive income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Net income	$162,001	$87,757	$244,440	$179,499
Preferred share dividends	(3,565)	(5,426)	(11,547)	(10,851)

Net income applicable to common shares	158,436	82,331	232,893	168,648
Other comprehensive (loss) income	(4,130)	3,669	(824)	3,760

Comprehensive income	$154,306	$86,000	$232,069	$172,408

13.   Commitments and Contingencies

        At June 30, 2004, the Company utilized $17,349,000 of availability under its revolving credit facility for letters of credit and guarantees.

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

	Coverage Per Occurrence
	All Risk (1)	Sub-Limits for Acts of Terrorism
New York Office	$1,400,000,000	$750,000,000
CESCR Office	1,400,000,000	750,000,000
Retail	500,000,000	500,000,000
Merchandise Mart	1,400,000,000	750,000,000
Temperature Controlled Logistics	225,000,000	225,000,000

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

14.   Stock-Based Compensation

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share amounts)
Net income applicable to common shares:
As reported	$158,436	$82,331	$232,893	$168,648
Stock-based compensation cost, net of minority interest	(910)	(1,115)	(1,821)	(2,230)

Pro-forma	157,526	81,216	231,072	166,418

Net income per share applicable to common shares:
Basic:
As reported	$1.26	$.74	$1.89	$1.53
Pro-forma	$1.26	$.73	$1.87	$1.51
Diluted:
As reported	$1.21	$.71	$1.81	$1.49
Pro-forma	$1.21	$.71	$1.80	$1.46

15.   Retirement Plans

        The following table sets forth the components of net periodic benefit costs:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Service cost	$—	$—	$—	$—
Interest cost	304	311	608	622
Expected return on plan assets	(267)	(279)	(535)	(557)
Amortization of prior service cost	53	51	107	101

Net periodic cost	$90	$83	$180	$166

  Employer Contributions

        During the six months ended June 30, 2004, the Company made contributions of $510,000 to the plans. The Company anticipates additional contributions of $480,000 to the plans during the remainder of 2004.

16.   Related Party Transactions

        On March 11, 2004, the Company loaned $2,000,000 to Melvyn Blum, an executive officer of the Company, pursuant to the revolving credit facility contained in his January 2000 employment agreement. The loan bears interest at 1.57% per annum (the Federal rate) and is due on March 10, 2007.

        On July 1, 2004, the Company acquired the Marriott hotel located in its Crystal City office complex from a limited partnership in which Robert H. Smith and Robert P. Kogod, trustees of the Company, together with family members own approximately 67 percent. The purchase price was $21,500,000. In addition, on July 1, 2004, the partnership paid the Company $2,943,000, in accordance with the ground lease under which it leased the land from the Company. The Company had previously recognized this amount as income over the initial term of the ground lease.

17.   Segment Information

        Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2004 and 2003.

	For The Three Months Ended June 30, 2004
	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
	(Amounts in thousands)
Property rentals	$320,716	$212,468	$38,622	$52,472	$—		$17,154
Straight-line rents:
Contractual rent increases	11,200	9,522	1,318	374	—		(14)
Amortization of free rent	1,273	(2,544)	2,853	927	—		37
Amortization of acquired below market leases, net	3,112	1,699	1,413	—	—		—

Total rentals	336,301	221,145	44,206	53,773	—		17,177
Expense reimbursements	44,698	24,243	15,857	3,970	—		628
Fee and other income:
Tenant cleaning fees	7,327	7,327	—	—	—		—
Management and leasing fees	3,903	3,627	252	8	—		16
Other	7,825	4,572	669	2,506	—		78

Total revenues	400,054	260,914	60,984	60,257	—		17,899

Operating expenses	144,258	90,907	19,594	21,259	—		12,498
Depreciation and amortization	58,412	38,761	6,771	8,826	—		4,054
General and administrative	30,033	8,286	3,127	5,471	—		13,149

Total expenses	232,703	137,954	29,492	35,556	—		29,701

Operating income (loss)	167,351	122,960	31,492	24,701	—		(11,802)
Income applicable to Alexander's	5,778	—	—	—	—		5,778
Income from partially-owned entities	10,703	764	(3,643)	249	282	(3)	13,051
Interest and other investment income	9,609	160	66	21	—		9,362
Interest and debt expense	(57,121)	(32,038)	(14,579)	(2,770)	—		(7,734)
Minority interest	(42,081)	—	—	—	—		(42,081)

Income (loss) from continuing operations	94,239	91,846	13,336	22,201	282		(33,426)
Income from discontinued operations	67,762	—	176	—	—		67,586

Net income	162,001	91,846	13,512	22,201	282		34,160
Interest and debt expense(2)	76,499	32,991	15,334	3,000	7,708		17,466
Depreciation and amortization(2)	73,012	39,460	7,901	8,959	8,664		8,028
Income taxes	147	9	—	—	—		138

EBITDA(1)	$311,659	$164,306	$36,747	$34,160	$16,654		$59,792

        EBITDA includes a net gain on sale of real estate of $65,905, which relates to the Other segment.

See footnotes on page 25.

17.   Segment Information—continued

	For The Three Months Ended June 30, 2003
	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
	(Amounts in thousands)
Property rentals	$298,803	$205,766	$32,956	$49,297	$—		$10,784
Straight-line rents:
Contractual rent increases	7,924	5,627	1,714	574	—		9
Amortization of free rent	1,606	(369)	1,104	871	—		—
Amortization of acquired below market leases, net	2,307	2,147	160	—	—		—

Total rentals	310,640	213,171	35,934	50,742	—		10,793
Expense reimbursements	43,979	24,462	14,455	4,216	—		846
Fee and other income:
Tenant cleaning fees	6,977	6,977	—	—	—		—
Management and leasing fees	3,767	3,368	387	—	—		12
Other	5,772	3,969	991	792	—		20

Total revenues	371,135	251,947	51,767	55,750	—		11,671

Operating expenses	139,643	91,688	18,537	19,264	—		10,154
Depreciation and amortization	52,986	38,700	4,133	6,719	—		3,434
General and administrative	27,435	9,469	2,678	4,881	—		10,407

Total expenses	220,064	139,857	25,348	30,864	—		23,995

Operating income (loss)	151,071	112,090	26,419	24,886	—		(12,324)
Income applicable to Alexander's	4,348	—	—	—	—		4,348
Income from partially-owned entities	19,799	791	2,722	(3)	2,950	(3)	13,339
Interest and other investment income	3,628	761	54	27	—		2,786
Interest and debt expense	(57,637)	(34,151)	(15,188)	(3,939)	—		(4,359)
Net loss on disposition of wholly-owned and partially-owned assets other than real estate	(1,294)	—	—	—	—		(1,294)
Minority interest	(37,113)	—	—	—	—		(37,113)

Income from continuing operations	82,802	79,491	14,007	20,971	2,950		(34,617)
Income from discontinued operations	4,955	5,361	37	—	—		(443)

Net income (loss)	87,757	84,852	14,044	20,971	2,950		(35,060)
Interest and debt expense(2)	75,848	35,368	15,864	4,286	6,197		14,133
Depreciation and amortization(2)	67,572	38,982	4,987	6,808	8,721		8,074

EBITDA(1)	$231,177	$159,202	$34,895	$32,065	$17,868		$(12,853)

See footnotes on page 25.

17.   Segment Information—continued

        Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the six months ended June 30, 2004 and 2003.

	For The Six Months Ended June 30, 2004
	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
	(Amounts in thousands)
Property rentals	$633,384	$425,196	$75,802	$102,325	$—		$30,061
Straight-line rents:
Contractual rent increases	21,142	17,898	2,138	1,079	—		27
Amortization of free rent	1,707	(5,039)	4,864	1,847	—		35
Amortization of acquired below market leases, net	6,762	4,360	2,402	—	—		—

Total rentals	662,995	442,415	85,206	105,251	—		30,123
Expense reimbursements	93,022	52,366	31,242	8,048	—		1,366
Fee and other income:
Tenant cleaning fees	14,711	14,711	—	—	—		—
Management and leasing fees	9,955	9,355	545	22	—		33
Other	12,421	7,902	830	3,529	—		160

Total revenues	793,104	526,749	117,823	116,850	—		31,682

Operating expenses	298,624	189,509	38,090	46,509	—		24,516
Depreciation and amortization	115,032	77,928	12,857	16,261	—		7,986
General and administrative	60,878	19,838	6,082	10,506	—		24,452

Total expenses	474,534	287,275	57,029	73,276	—		56,954

Operating income (loss)	318,570	239,474	60,794	43,574	—		(25,272)
Income applicable to Alexander's	3,250	—	—	—	—		3,250
Income from partially-owned entities	23,816	1,287	(2,896)	369	2,823	(3)	22,233
Interest and other investment income	18,854	404	105	57	—		18,288
Interest and debt expense	(115,826)	(65,128)	(29,570)	(5,670)	—		(15,458)
Net gain on disposition of wholly-owned and partially-owned assets other than real estate	776	—	—	—	—		776
Minority interest	(73,589)	—	—	—	—		(73,589)

Income (loss) from continuing operations	175,851	176,037	28,433	38,330	2,823		(69,772)
Income from discontinued operations	68,589	—	398	—	—		68,191

Net income (loss)	244,440	176,037	28,831	38,330	2,823		(1,581)
Interest and debt expense(2)	154,480	67,037	31,078	6,128	15,215		35,022
Depreciation and amortization(2)	144,308	79,410	14,651	16,528	17,352		16,367
Income taxes	228	20	—	—	—		208

EBITDA(1)	$543,456	$322,504	$74,560	$60,986	$35,390		$50,016

EBITDA includes a net gain on sale of real estate of $65,905, which relates to the Other segment.

See footnotes on page 25.

	For The Six Months Ended June 30, 2003
	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
	(Amounts in thousands)
Property rentals	$594,992	$408,620	$66,621	$97,942	$—		$21,809
Straight-line rents:
Contractual rent increases	16,554	13,080	2,114	1,370	—		(10)
Amortization of free rent	3,963	104	2,871	988	—		—
Amortization of acquired below market leases, net	3,752	3,425	327	—	—		—

Total rentals	619,261	425,229	71,933	100,300	—		21,799
Expense reimbursements	87,241	48,244	28,308	8,998	—		1,691
Fee and other income:
Tenant cleaning fees	14,675	14,675	—	—	—		—
Management and leasing fees	6,045	5,458	563	—	—		24
Other	8,890	5,290	2,000	1,532	—		68

Total revenues	736,112	498,896	102,804	110,830	—		23,582

Operating expenses	286,017	183,481	37,471	44,133	—		20,932
Depreciation and amortization	103,626	74,721	8,294	13,822	—		6,789
General and administrative	54,670	17,627	5,052	9,666	—		22,325

Total expenses	444,313	275,829	50,817	67,621	—		50,046

Operating income (loss)	291,799	223,067	51,987	43,209	—		(26,464)
Income applicable to Alexander's	11,602	—	—	—	—		11,602
Income from partially-owned entities	43,033	1,409	2,254	3	8,802	(3)	30,565
Interest and other investment income	13,424	1,645	101	57	—		11,621
Interest and debt expense	(114,537)	(67,955)	(29,970)	(7,150)	—		(9,462)
Net (loss) gain on disposition of wholly-owned and partially-owned assets other than real estate	(1,106)	—	—	188	—		(1,294)
Minority interest	(75,770)	(818)	—	—	—		(74,952)

Income from continuing operations	168,445	157,348	24,372	36,307	8,802		(58,384)
Income from discontinued operations	11,054	9,760	2,784	—	—		(1,490)

Net income (loss)	179,499	167,108	27,156	36,307	8,802		(59,874)
Interest and debt expense(2)	150,038	69,674	31,394	7,614	12,343		29,013
Depreciation and amortization(2)	133,682	76,619	9,998	13,999	17,470		15,596

EBITDA(1)	$463,219	$313,401	$68,548	$57,920	$38,615		$(15,265)

EBITDA includes a net gain on sale of real estate of $2,644, which relates to the Retail segment.

See footnotes on page 25.

        Notes to segment information:

(1)
EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization." Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)
Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects the Company's share of the interest and debt expense and depreciation and amortization of its partially-owned entities.

(3)
Net of rent not recognized of $9,651 and $7,726 for the three months ended June 30, 2004 and 2003 and $16,116 and $11,103 for the six months ended June 30, 2004 and 2003.

(4)
Other EBITDA is comprised of:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Newkirk MLP:
Equity in income of limited partnership	$11,345	$14,655	$26,613	$38,457
Interest and other income	10,216	1,752	13,140	3,571
Alexander's	10,437	5,756	12,036	14,751
Industrial warehouses	1,129	1,586	2,394	3,128
Palisades	2,125	1,269	3,799	1,907
Student Housing	477	432	1,013	1,060
Hotel Pennsylvania	4,026	267	4,320	(638)

	39,755	25,717	63,315	62,236
Minority interest expense	(42,081)	(37,113)	(73,589)	(74,952)
Unallocated general and administrative expenses	(12,102)	(9,443)	(22,124)	(20,256)
Investment income and other	8,315	9,374	16,509	19,095
Gain on sale of Palisades	65,905	—	65,905	—
Settlement of Primestone guarantees	—	(1,388)	—	(1,388)

Total	$59,792	$(12,853)	$50,016	$(15,265)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Vornado Realty Trust as of June 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's adoption of the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" and application of the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 5, 2004

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

        Management's Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company's consolidated financial statements for the three and six months ended June 30, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

        The Company owns and operates office, retail and showroom properties with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, DC and Northern Virginia area. In addition, the Company has a 60% interest in a partnership that owns cold storage warehouses nationwide.

        The Company's business objective is to maximize shareholder value. The Company measures its success in meeting this objective by the total return to its shareholders. Below is a table comparing the Company's performance to the Morgan Stanley REIT Index ("RMS") for the following periods ending June 30, 2004:

	Total Return(1)
	Vornado	RMS
Three-months	(4.3%)	(6.1%)
One-year	39.2%	26.3%
Three-years	78.4%	52.4%
Five-years	120.7%	94.6%
Ten-years	460.9%	207.8	%(2)

(1)
Past performance is not necessarily indicative of how the Company will perform in the future.

(2)
From inception on July 25, 1995

        The Company intends to continue to achieve its business objective by pursuing its investment philosophy and executing its operating strategies through:

  •
  Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;

  •
  Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is high likelihood of capital appreciation;

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

	Office			Merchandise Mart
	New York City	CESCR	Retail	Office	Showroom	Temperature Controlled Logistics
	(Square feet and cubic feet in thousands)
As of June 30, 2004:
Square feet	13,269	13,993	13,116	2,944	5,479	17,476
Cubic feet	—	—	—	—	—	440,700
Number of properties	20	62	62	9	9	87
Occupancy rate	96.1%	93.2%	92.9%	96.5%	96.8%	72.0%
Leasing Activity:
Quarter ended June 30, 2004:
Square feet	553	862	488	391	207	—
Initial rent(1)	$42.06	$29.89	$13.98	$23.45	$24.85	—
Weighted average lease term (years)	10.9	6.0	7.9	14.5	4.6	—
Rent per square foot on relet space:
Square feet	500	517	436	190	207	—
Initial rent(1)	$41.87	$30.78	$12.69	$23.84	$24.85	—
Prior escalated rent	$39.74	$30.52	$11.26	$22.78	$25.32	—
Percentage increase (decrease)	5.4%	.9%	12.7%	4.7%	(1.9)%	—
Rent per square foot on space previously vacant:
Square feet	53	345	51	201	—	—
Initial rent(1)	$43.89	$28.54	$25.01	$23.09	$—	—
Tenant improvements and leasing commissions per square foot	$41.31	$9.88	$5.00	$82.00	$6.05	—
Tenant improvements and leasing commissions per square foot per annum (2)	$3.80	$1.65	$.51	$5.66	$1.31	—
Six months ended June 30, 2004:
Square feet	913	1,627	724	434	567	—
Initial rent(1)	$41.33	$29.54	$15.88	$23.01	$22.83	—
Weighted average lease term (years)	10.6	5.1	8.1	13.4	5.6	—
Rent per square foot on relet space:
Square feet	716	1,223	549	233	567	—
Initial rent(1)	$41.33	$30.14	$14.98	$22.95	$22.83	—
Prior escalated rent	$39.31	$30.40	$12.70	$23.47	$22.95	—
Percentage increase (decrease)	5.1%	(.9)%	18.0%	(2.2)%	(.5)%	—
Rent per square foot on space previously vacant:
Square feet	197	404	175	201	—	—
Initial rent(1)	$41.29	$27.72	$18.70	$23.09	$—	—
Tenant improvements and leasing commissions per square foot	$41.17	$10.66	$3.89	$74.57	$6.12	—
Tenant improvements and leasing commissions per square foot per annum(2)	$3.89	$2.09	$0.48	$5.56	$1.10	—

(1)
Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)
May not be indicative of the amounts for the full year.

Overview (continued)—Leasing Activity

	Office			Merchandise Mart
	New York City	CESCR	Retail	Office	Showroom	Temperature Controlled Logistics
	(Square feet and cubic feet in thousands)
As of March 31, 2004:
Square feet	13,259	13,963	13,116	2,821	5,623	17,476
Cubic feet	—	—	—	—	—	440,700
Number of properties	20	63	62	9	9	87
Occupancy rate	95.5%	93.7%	93.5%	92.1%	95.0%	67.5%
As of December 31, 2003:
Square feet	13,253	13,963	12,888	2,808	5,624	17,476
Cubic feet	—	—	—	—	—	440,700
Number of properties	20	63	60	9	9	87
Occupancy rate	95.2%	93.9%	93.0%	92.6%	95.1%	76.2%
As of June 30, 2003:
Square feet	14,524	13,509	12,514	2,804	5,601	17,509
Cubic feet	—	—	—	—	—	441,500
Number of properties	21	61	62	9	9	88
Occupancy rate	95.9%	94.0%	89.2%	93.2%	95.4%	70.6%

        Square feet leased in the three and six months ended June 30, 2004 does not include 17,000 square feet and 39,000 square feet of retail space included in the NYC office properties which was leased at an initial rent of $108.00 and $131.00 per square foot respectively.

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

  Reconciliation of Net Income and EBITDA

        Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2004 and 2003.

	For The Three Months Ended June 30, 2004
	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
	(Amounts in thousands)
Property rentals	$320,716	$212,468	$38,622	$52,472	$—		$17,154
Straight-line rents:
Contractual rent increases	11,200	9,522	1,318	374	—		(14)
Amortization of free rent	1,273	(2,544)	2,853	927	—		37
Amortization of acquired below market leases, net	3,112	1,699	1,413	—	—		—

Total rentals	336,301	221,145	44,206	53,773	—		17,177
Expense reimbursements	44,698	24,243	15,857	3,970	—		628
Fee and other income:
Tenant cleaning fees	7,327	7,327	—	—	—		—
Management and leasing fees	3,903	3,627	252	8	—		16
Other	7,825	4,572	669	2,506	—		78

Total revenues	400,054	260,914	60,984	60,257	—		17,899

Operating expenses	144,258	90,907	19,594	21,259	—		12,498
Depreciation and amortization	58,412	38,761	6,771	8,826	—		4,054
General and administrative	30,033	8,286	3,127	5,471	—		13,149

Total expenses	232,703	137,954	29,492	35,556	—		29,701

Operating income (loss)	167,351	122,960	31,492	24,701	—		(11,802)
Income applicable to Alexander's	5,778	—	—	—	—		5,778
Income from partially-owned entities	10,703	764	(3,643)	249	282	(3)	13,051
Interest and other investment income	9,609	160	66	21	—		9,362
Interest and debt expense	(57,121)	(32,038)	(14,579)	(2,770)	—		(7,734)
Minority interest	(42,081)	—	—	—	—		(42,081)

Income (loss) from continuing operations	94,239	91,846	13,336	22,201	282		(33,426)
Income from discontinued operations	67,762	—	176	—	—		67,586

Net income	162,001	91,846	13,512	22,201	282		34,160
Interest and debt expense(2)	76,499	32,991	15,334	3,000	7,708		17,466
Depreciation and amortization(2)	73,012	39,460	7,901	8,959	8,664		8,028
Income taxes	147	9	—	—	—		138

EBITDA(1)	$311,659	$164,306	$36,747	$34,160	$16,654		$59,792

        EBITDA includes a net gain on sale of real estate of $65,905, which relates to the Other segment.

See footnotes on page 33.

	For The Three Months Ended June 30, 2003
	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
	(Amounts in thousands)
Property rentals	$298,803	$205,766	$32,956	$49,297	$—		$10,784
Straight-line rents:
Contractual rent increases	7,924	5,627	1,714	574	—		9
Amortization of free rent	1,606	(369)	1,104	871	—		—
Amortization of acquired below market leases, net	2,307	2,147	160	—	—		—

Total rentals	310,640	213,171	35,934	50,742	—		10,793
Expense reimbursements	43,979	24,462	14,455	4,216	—		846
Fee and other income:
Tenant cleaning fees	6,977	6,977	—	—	—		—
Management and leasing fees	3,767	3,368	387	—	—		12
Other	5,772	3,969	991	792	—		20

Total revenues	371,135	251,947	51,767	55,750	—		11,671

Operating expenses	139,643	91,688	18,537	19,264	—		10,154
Depreciation and amortization	52,986	38,700	4,133	6,719	—		3,434
General and administrative	27,435	9,469	2,678	4,881	—		10,407

Total expenses	220,064	139,857	25,348	30,864	—		23,995

Operating income (loss)	151,071	112,090	26,419	24,886	—		(12,324)
Income applicable to Alexander's	4,348	—	—	—	—		4,348
Income from partially-owned entities	19,799	791	2,722	(3)	2,950	(3)	13,339
Interest and other investment income	3,628	761	54	27	—		2,786
Interest and debt expense	(57,637)	(34,151)	(15,188)	(3,939)	—		(4,359)
Net loss on disposition of wholly-owned and partially-owned assets other than real estate	(1,294)	—	—	—	—		(1,294)
Minority interest	(37,113)	—	—	—	—		(37,113)

Income (loss) from continuing operations	82,802	79,491	14,007	20,971	2,950		(34,617)
Income (loss) from discontinued operations	4,955	5,361	37	—	—		(443)

Net income (loss)	87,757	84,852	14,044	20,971	2,950		(35,060)
Interest and debt expense(2)	75,848	35,368	15,864	4,286	6,197		14,133
Depreciation and amortization(2)	67,572	38,982	4,987	6,808	8,721		8,074

EBITDA(1)	$231,177	$159,202	$34,895	$32,065	$17,868		$(12,853)

See following page for footnotes.

Notes:

(1)
EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization." EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)
Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects the Company's share of the interest and debt expense and depreciation and amortization of its partially-owned entities.

(3)
Net of rent not recognized of $9,651 and $7,726 for the three months ended June 30, 2004 and 2003.

(4)
Other EBITDA is comprised of:

	For The Three Months Ended June 30,
	2004	2003
	(Amounts in thousands)
Newkirk MLP:
Equity in income of limited partnership(A)	$11,345	$14,655
Interest and other income(B)	10,216	1,752
Alexander's(C)	10,437	5,756
Industrial warehouses	1,129	1,586
Palisades	2,125	1,269
Student Housing	477	432
Hotel Pennsylvania(D)	4,026	267

	39,755	25,717
Minority interest expense	(42,081)	(37,113)
Unallocated general and administrative expenses	(12,102)	(9,443)
Investment income and other	8,315	9,374	(E)
Gain on sale of Palisades	65,905	—
Settlement of Primestone guarantees	—	(1,388)

Total	$59,792	$(12,853)

(A)
EBITDA for the three months ended June 30, 2004, includes the Company's $519 share of gains on sale of real estate and the Company's $2,142 share of an impairment loss recorded by the MLP. EBITDA for the three months ended June 30, 2003, includes the Company's $1,900 share of gains on sale of real estate.

(B)
Interest and other income for the three months ended June 30, 2004, includes a gain of $7,494, resulting from the exercise of an option by the Company's joint venture partner to acquire certain MLP units held by the Company. The MLP units subject to this option had been issued to the Company on behalf of the Company's joint venture partner in exchange for the Company's operating partnership units as part of the tender offers to acquire certain of the units of the MLP in 1998 and 1999.

(C)
Includes Alexander's stock appreciation rights compensation expense, of which the Company's share was $2,171, and $3,285 for the three months ended June 30, 2004 and 2003, respectively.

(D)
Average occupancy and revenue per available room ("REVPAR") were 83.7% and $79.78 for the three months ended June 30, 2004 compared to 64.2% and $55.26 for the prior year's quarter.

(E)
Includes $4,756 for the Company's share of Prime Group Realty L.P.'s equity in net income of which $4,413 was for the Company's share of Prime Group's lease termination fee income. On May 23, 2003, the Company exchanged the units it owned for common shares and no longer accounts for its investment in the partnership on the equity method.

Results of Operations

Revenues

        The Company's revenues, which consist of property rentals, expense reimbursements, hotel revenues, trade show revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141, and fee and other income, were $400,054,000 for the quarter ended June 30, 2004, compared to $371,135,000 in the prior year's quarter, an increase of $28,919,000. Below are the details of the increase by segment:

	Date of Acquisition	Total	Office	Retail	Merchandise Mart	Other
	(Amounts in thousands)
Rentals:
Acquisitions:
2101 L Street	August 2003	$2,983	$2,983	$—	$—	$—
Bergen Mall	December 2003	2,475	—	2,475	—	—
Forest Plaza Shopping Center	February 2004	706	—	706	—	—
25 W. 14th Street	March 2004	680	—	680	—	—
Development:
14th Street		1,340	—	1,340	—	—
400 N. LaSalle		993	—	—	—	993
Increase (decrease) in amortization of acquired below market leases, net		805	(448)	1,253	—	—
Operations:
Hotel activity		5,534 (1)	—	—	—	5,534 (1)
Trade show activity		533	—	—	533	—
Leasing activity		9,612	5,439 (2)	1,818	2,498	(143)

Total increase in property rentals		25,661	7,974	8,272	3,031	6,384

Tenant expense reimbursements:
Acquisitions		1,686	256	1,430	—	—
Operations		(967)	(475)	(28)	(246)	(218)

Total increase (decrease) in tenant expense reimbursements		719	(219)	1,402	(246)	(218)

Fee and other income:
Increase (decrease) in:
Lease cancellation fee income		(1,005)	(627)	(1,000)	622	—
Management and leasing fees		(390)	(267)	(135)	8	4
Other		3,934	2,106	678	1,092	58

Total increase (decrease) in fee and other income		2,539	1,212	(457)	1,722	62

Total increase in revenues		$28,919	$8,967	$9,217	$4,507	$6,228

(1)
Average occupancy and REVPAR were 83.7% and $79.78 for the three months ended June 30, 2004 compared to 64.2% and $55.26 for the prior year's quarter.

(2)
Reflects increases of $4,077 from New York City Office and $1,362 from CESCR. These increases resulted primarily from higher rents for space relet.

        See "Overview—Leasing Activity" on page 29 for further details of leasing activity and corresponding changes in occupancy.

  Expenses

        The Company's expenses were $232,703,000 for the quarter ended June 30, 2004, compared to $220,064,000 in the prior year's quarter, an increase of $12,639,000. Below are the details of the increase by segment:

	Total		Office	Retail		Merchandise Mart		Other
	(Amounts in thousands)
Operating:
Acquisitions:
2101 L Street	$1,029		$1,029	$—		$—		$—
Bergen Mall	1,506		—	1,506		—		—
Forest Plaza Shopping Center	276		—	276		—		—
25 W. 14th Street	63		—	63		—		—
Development:
400 N. LaSalle	829		—	—		—		829
Hotel activity	1,702		—	—		—		1,702
Trade Show activity	(154)		—	—		(154)		—
Operations	(636)		(1,810) (1)	(788)	(2)	2,149	(3)	(187)

	4,615		(781)	1,057		1,995		2,344

Depreciation and amortization:
Acquisitions/Development	3,406		557	2,194		—		655
Operations	2,020	(4)	(496)	444		2,107		(35)

	5,426		61	2,638		2,107		620

General and administrative:
Acquisitions/Development	91		—	—		—		91
Operations	2,507	(5)	(1,183)	449		590		2,651

	2,598		(1,183)	449		590		2,742

Total increase (decrease)	$12,639		$(1,903)	$4,144		$4,692		$5,706

(1)
Results primarily from a decrease in New York City Office bad debt expense and the timing of repairs and maintenance.

(2)
Results primarily from a decrease in allowance for bad debts as a result of a recovery received in the three months ended June 30, 2004.

(3)
Primarily relates to an increase in real estate taxes.

(4)
Primarily due to additions to buildings and improvements during 2003.

(5)
Of this increase $1,892 results from higher professional fees and $615 resulted from other corporate expenses.

Income Applicable to Alexander's

        Equity in net income applicable to Alexander's (loan interest income, management, leasing, development and commitment fees, and equity in income) was $5,778,000 in the quarter ended June 30, 2004, compared to income of $4,348,000 in the prior year's quarter, an increase of $1,430,000. This increase resulted primarily from income from the commencement of leases with Bloomberg on November 15, 2003, and other tenants during May and June 2004 at Alexander's 731 Lexington Avenue property.

Income from Partially-Owned Entities

        Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the quarters ended June 30, 2004 and 2003:

	Total	Monmouth Mall	Temperature Controlled Logistics	Newkirk MLP	Starwood Ceruzzi Joint Venture	Partially- Owned Office Buildings	Other
	(Amounts in thousands)
For the three months ended:
June 30, 2004:
Revenues		$6,067	$25,394	$59,831	$333	$27,150

Expenses:
Operating, general and administrative		(2,378)	(1,683)	(12,257)	(883)	(11,718)
Depreciation		(1,977)	(14,079)	(10,749)	(176)	(4,805)
Interest expense		(1,509)	(12,846)	(20,087)	—	(8,443)
Other, net		(814)	1,205	2,681	(4,791)	4,563

Net (loss) income		$(611)	$(2,009)	$19,419	$(5,517)	$6,747

Company's interest		50%	60%	22.3%	80%	12%
Equity in net income	$(320)	$(306)	$(1,205)	$4,332 (2)	$(4,414) (4)	$793	$480
Interest and other income	9,392	823	110	8,488(3)	—	(29)	—
Fee income	1,631	254	1,377	—	—	—	—

Income (loss) from partially-owned entities	$10,703	$771	$282 (1)	$12,820	$(4,414)	$764	$480

June 30, 2003:
Revenues		$5,614	$27,960	$75,708	$3,106	$30,250

Expenses:
Operating, general and administrative		(2,535)	(1,765)	(3,365)	(668)	(5,354)
Depreciation		(998)	(14,196)	(8,159)	(316)	(5,196)
Interest expense		(1,350)	(10,328)	(24,542)	—	(11,689)
Other, net		(802)	522	(2,571)	—	(238)

Net (loss) income		$(71)	$2,193	$37,071	$2,122	$7,773

Company's interest		50%	60%	22.6%	80%	10%
Equity in net income	$15,355	$(36)	$1,316	$8,378 (2)	$1,698 (4)	$791	$3,208	(5)
Interest and other income	2,823	823	250	1,750	—	—	—
Fee income	1,621	237	1,384	—	—	—	—

Income from partially-owned entities	$19,799	$1,024	$2,950	$10,128	$1,698	$791	$3,208

(Decrease) increase in Income of partially-owned entities	$(9,096)	$(253)	$(2,668) (1)	$2,692 (2)	$(6,112) (4)	$(27)	$(2,728)

(1)
Due to lower cash rents received in the current quarter from the tenant (AmeriCold Logistics). The tenant has reported that (i) its revenue for the current quarter ended June 30, 2004 from the warehouses it leases from the Landlord is higher than last year by 0.1%, and (ii) its gross margin before rent at these warehouses for the corresponding period is lower than last year by $1,945 (a 5.3% decrease). This decrease in gross margin is attributable to (i) start up costs for existing customers at new locations and (ii) a change in revenue mix as higher margin storage revenues declined and lower margin handling revenues increased. In addition, the tenant had higher general and administrative expenses and lower other income.

(2)
The three months ended June 30, 2004 includes $519 for the Company's share of gains on sale of real estate and $2,142 for the Company's share of an impairment loss on one of Newkirk MLP's assets. The three months ended June 30, 2003 includes $1,900 for the Company's share of gains on sale of real estate.

(3)
Interest and other income for the three months ended June 30, 2004, includes a gain of $7,494, resulting from the exercise of an option by the Company's joint venture partner to acquire certain MLP units held by the Company. The MLP units subject to this option had been issued to the Company on behalf of the Company's joint venture partner in exchange for the Company's operating partnership units as part of the tender offers to acquire certain of the units of the MLP in 1998 and 1999.

(4)
Reflects $3,833 for the Company's share of an impairment loss on one of the Starwood Ceruzzi joint venture's properties in the three months ended June 30, 2004 and $2,271 for the Company's share of income from the settlement of a tenant bankruptcy claim in the three months ended June 30, 2003.

(5)
Includes $4,756 for the Company's share of Prime Group Realty L.P.'s equity in net income of which $4,413 was for the Company's share of Prime Group's lease termination fee income. On May 23, 2003, the Company exchanged the units it owned for common shares and no longer accounts for its investment in the partnership on the equity method.

Interest and Other Investment Income

        Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $9,609,000 for the quarter ended June 30, 2004, compared to $3,628,000 in the prior year's quarter, an increase of $5,981,000. This increase resulted primarily from interest income of $6,051,000 recognized on the $225,000,000 GM Building mezzanine loans made by the Company in the fourth quarter of 2003.

Interest and Debt Expense

        Interest and debt expense was $57,121,000 for the three months ended June 30, 2004, compared to $57,637,000 in the prior year's quarter, a decrease of $516,000. This decrease resulted primarily from an increase in capitalized interest on development projects, partially offset by higher average outstanding debt balances.

Net Loss on Disposition of Wholly-owned and Partially-owned Assets other than Real Estate

        Net loss on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $1,294,000 for the three months ended June 30, 2003 includes a $1,388,000 loss on settlement of guarantees of the Primestone loans, partially offset by a $94,000 net gain on sale of condominiums.

Minority Interest

        Minority interest expense was $42,081,000 for the three months ended June 30, 2004, compared to $37,113,000 for the prior year's quarter, an increase of $4,968,000. This increase resulted primarily from higher income, partially offset by lower distributions to preferred unit holders as a result of the Company's redemption of the Series D-2 preferred units in January 2004, the Series D-1 preferred units in November 2003, and the Series C-1 preferred units during the fourth quarter of 2003.

Discontinued Operations

        Assets related to discontinued operations at June 30, 2004, consist primarily of real estate, net of accumulated depreciation and represent the Company's retail properties located in Vineland, New Jersey, and Baltimore (Dundalk), Maryland. At December 31, 2003, the assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation, related to the Palisades and liabilities related to discontinued operations represent the Palisades mortgage payable of $120,000,000.

        The combined results of discontinued operations in the following table include the operating results from the assets held for sale above, as well as (i) Palisades Residential Complex, sold on June 29, 2004, (ii) Two Park Avenue office property, sold on October 10, 2003, and (iii) Baltimore and Hagerstown, Maryland retail properties, sold on January 9, 2003 and November 3, 2003.

	For The Three Months Ended June 30,
	2004	2003
	(Amounts in thousands)
Total revenues	$4,989	$12,395
Total expenses	3,132	7,440

Net income	1,857	4,955
Gain on sale of Palisades	65,905	—

Income from discontinued operations	$67,762	$4,955

Three Months Ended June 30, 2004 and June 30, 2003

        Below are the details of the changes by segment in EBITDA.

	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics		Other
	(Amounts in thousands)
Three months ended June 30, 2003	$231,177	$159,202		$34,895	$32,065	$17,868		$(12,853)

2004 Operations:
Same store operations(1)		7,208		2,608	1,356	(1,366	)(3)
Acquisitions, dispositions and non-same store income and expenses		(2,104)		(756)	739	152

Three months ended June 30, 2004	$311,659	$164,306		$36,747	$34,160	$16,654		$59,792

% increase (decrease) in same store operations		4.7	%(2)	8.3%	4.2%	(7.7	)%(3)

(1)
Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)
EBITDA and the same store percentage increase were $84,561 and 5.3% for the New York office portfolio and $79,745 and 4.1% for the CESCR portfolio.

(3)
The Company reflects its 60% share of Vornado Crescent Portland Partnership's (the "Landlord") rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. The Company's joint venture does not recognize rental income unless earned and collection is assured or cash is received. The Company did not recognize $9,651 of rent it was due for the three months ended June 30, 2004, which together with previously deferred rent is $65,552. The tenant has advised the Landlord that (i) its revenue for the quarter ended June 30, 2004 from the warehouses it leases from the Landlord is higher than last year by 0.1% and (ii) its gross margin before rent at these warehouses for the corresponding period is lower than last year by $1,945 (a 5.3% decrease). This decrease in gross margin is attributable to (i) start up costs for existing customers at new locations and (ii) a change in revenue mix as higher margin storage revenues declined and lower margin handling revenues increased. In addition, the tenant had higher general and administrative expenses and lower other income.

  Reconciliation of Net Income and EBITDA

        Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the six months ended June 30, 2004 and 2003.

	For The Six Months Ended June 30, 2004
	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
	(Amounts in thousands)
Property rentals	$633,384	$425,196	$75,802	$102,325	$—		$30,061
Straight-line rents:
Contractual rent increases	21,142	17,898	2,138	1,079	—		27
Amortization of free rent	1,707	(5,039)	4,864	1,847	—		35
Amortization of acquired below market leases, net	6,762	4,360	2,402	—	—		—

Total rentals	662,995	442,415	85,206	105,251	—		30,123
Expense reimbursements	93,022	52,366	31,242	8,048	—		1,366
Fee and other income:
Tenant cleaning fees	14,711	14,711	—	—	—		—
Management and leasing fees	9,955	9,355	545	22	—		33
Other	12,421	7,902	830	3,529	—		160

Total revenues	793,104	526,749	117,823	116,850	—		31,682

Operating expenses	298,624	189,509	38,090	46,509	—		24,516
Depreciation and amortization	115,032	77,928	12,857	16,261	—		7,986
General and administrative	60,878	19,838	6,082	10,506	—		24,452

Total expenses	474,534	287,275	57,029	73,276	—		56,954

Operating income (loss)	318,570	239,474	60,794	43,574	—		(25,272)
Income applicable to Alexander's	3,250	—	—	—	—		3,250
Income from partially-owned entities	23,816	1,287	(2,896)	369	2,823	(3)	22,233
Interest and other investment income	18,854	404	105	57	—		18,288
Interest and debt expense	(115,826)	(65,128)	(29,570)	(5,670)	—		(15,458)
Net gains on disposition of wholly-owned and partially-owned assets other than real estate	776	—	—	—	—		776
Minority interest	(73,589)	—	—	—	—		(73,589)

Income (loss) from continuing operations	175,851	176,037	28,433	38,330	2,823		(69,772)
Income from discontinued operations	68,589	—	398	—	—		68,191

Net income (loss)	244,440	176,037	28,831	38,330	2,823		(1,581)
Interest and debt expense(2)	154,480	67,037	31,078	6,128	15,215		35,022
Depreciation and amortization(2)	144,308	79,410	14,651	16,528	17,352		16,367
Income taxes	228	20	—	—	—		208

EBITDA(1)	$543,456	$322,504	$74,560	$60,986	$35,390		$50,016

EBITDA includes a net gain on sale of real estate of $65,905, which relates to the Other segment.

See footnotes on page 41.

	For The Six Months Ended June 30, 2003
	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
	(Amounts in thousands)
Property rentals	$594,992	$408,620	$66,621	$97,942	$—		$21,809
Straight-line rents:
Contractual rent increases	16,554	13,080	2,114	1,370	—		(10)
Amortization of free rent	3,963	104	2,871	988	—		—
Amortization of acquired below market leases, net	3,752	3,425	327	—	—		—

Total rentals	619,261	425,229	71,933	100,300	—		21,799
Expense reimbursements	87,241	48,244	28,308	8,998	—		1,691
Fee and other income:
Tenant cleaning fees	14,675	14,675	—	—	—		—
Management and leasing fees	6,045	5,458	563	—	—		24
Other	8,890	5,290	2,000	1,532	—		68

Total revenues	736,112	498,896	102,804	110,830	—		23,582

Operating expenses	286,017	183,481	37,471	44,133	—		20,932
Depreciation and amortization	103,626	74,721	8,294	13,822	—		6,789
General and administrative	54,670	17,627	5,052	9,666	—		22,325

Total expenses	444,313	275,829	50,817	67,621	—		50,046

Operating income (loss)	291,799	223,067	51,987	43,209	—		(26,464)
Income applicable to Alexander's	11,602	—	—	—	—		11,602
Income from partially-owned entities	43,033	1,409	2,254	3	8,802	(3)	30,565
Interest and other investment income	13,424	1,645	101	57	—		11,621
Interest and debt expense	(114,537)	(67,955)	(29,970)	(7,150)	—		(9,462)
Net (loss) gain on disposition of wholly-owned and partially-owned assets other than real estate	(1,106)	—	—	188	—		(1,294)
Minority interest	(75,770)	(818)	—	—	—		(74,952)

Income (loss) from continuing operations	168,445	157,348	24,372	36,307	8,802		(58,384)
Income (loss) from discontinued operations	11,054	9,760	2,784	—	—		(1,490)

Net income (loss)	179,499	167,108	27,156	36,307	8,802		(59,874)
Interest and debt expense(2)	150,038	69,674	31,394	7,614	12,343		29,013
Depreciation and amortization(2)	133,682	76,619	9,998	13,999	17,470		15,596

EBITDA(1)	$463,219	$313,401	$68,548	$57,920	$38,615		$(15,265)

EBITDA includes a net gain on sale of real estate of $2,644, which relates to the Retail segment.

See following page for footnotes.

Notes:

(1)
EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization." EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)
Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects the Company's share of the interest and debt expense and depreciation and amortization of its partially-owned entities.

(3)
Net of rent not recognized of $16,116 and $11,103 for the six months ended June 30, 2004 and 2003.

(4)
Other EBITDA is comprised of:

	For The Six Months Ended June 30,
	2004	2003
	(Amounts in thousands)
Newkirk MLP:
Equity in income of limited partnership(A)	$26,613	$38,457
Interest and other income(B)	13,140	3,571
Alexander's(C)	12,036	14,751
Industrial warehouses	2,394	3,128
Palisades	3,799	1,907
Student Housing	1,013	1,060
Hotel Pennsylvania(D)	4,320	(638)

	63,315	62,236
Minority interest expense	(73,589)	(74,952)
Unallocated general and administrative expenses	(22,124)	(20,256)
Investment income and other	16,509	19,095	(E)
Gains on sale of Palisades	65,905	—
Settlement on Primestone guarantees	—	(1,388)

Total	$50,016	$(15,265)

  (A)
  EBITDA for the six months ended June 30, 2004, includes the Company's $2,436 share of gains on sale of real estate, offset by the Company's $2,142 share of an impairment loss recorded by the MLP. EBITDA for the six months ended June 30, 2003, includes the Company's $9,900 share of gains on sale of real estate and early extinguishment of debt.

  (B)
  Interest and other income for the six months ended June 30, 2004, includes a gain of $7,494, resulting from the exercise of an option by the Company's joint venture partner to acquire certain MLP units held by the Company. The MLP units subject to this option had been issued to the Company on behalf of the Company's joint venture partner in exchange for the Company's operating partnership units as part of the tender offers to acquire certain of the units of the MLP in 1998 and 1999.

  (C)
  Includes Alexander's stock appreciation rights compensation expense, of which the Company's share was $12,084 and $3,285 for the six months ended June 30, 2004 and 2003, respectively. The six months ended June 30, 2004 also includes the Company's $1,010 share of Alexander's loss on early extinguishment of debt.

  (D)
  Average occupancy and REVPAR were 73.9% and $67.54 for the six months ended June 30, 2004, compared to 54.1% and $45.90 for the prior year's six months.

  (E)
  Includes $5,583 for the Company's share of Prime Group Realty L.P.'s equity in net income of which $4,413 was for the Company's share of Prime Group's lease termination fee income. On May 23, 2003, the Company exchanged the units it owned for common shares and no longer accounts for its investment in the partnership on the equity method.

Results of Operations

Revenues

        The Company's revenues, which consist of property rentals, expense reimbursements, hotel revenues, trade show revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141, and fee and other income, were $793,104,000 for the six months ended June 30, 2004, compared to $736,112,000 in the prior year's six months, an increase of $56,992,000. Below are the details of the increase by segment:

	Date of Acquisition	Total	Office		Retail	Merchandise Mart	Other
	(Amounts in thousands)
Rentals:
Acquisitions:
2101 L Street	August 2003	$5,963	$5,963		$—	$—	$—
Bergen Mall	December 2003	4,940	—		4,940	—	—
Forest Plaza Shopping Center	February 2004	1,198	—		1,198	—	—
25 W. 14th Street	March 2004	747	—		747	—	—
Development:
400 N. LaSalle		1,524	—		—	—	1,524
14th Street		1,340	—		1,340	—	—
Increase in amortization of acquired below market leases, net		3,010	935		2,075	—	—
Operations:
Hotel activity		7,450 (1)	—		—	—	7,450 (1)
Trade show activity		1,881	—		—	1,881	—
Leasing activity		15,681	10,288	(2)	2,973	3,070	(650)

Total increase in property rentals		43,734	17,186		13,273	4,951	8,324

Tenant expense reimbursements:
Acquisitions		3,377	418		2,959	—	—
Operations		2,404	3,704	(3)	(25)	(950)	(325)

Total increase (decrease) in tenant expense reimbursements		5,781	4,122		2,934	(950)	(325)

Fee and other income:
Acquisitions:
Kaempfer management and leasing fees		3,695	3,695		—	—	—
Increase (decrease) in:
Lease cancellation fee income		(1,475)	(96)		(1,876)	497	—
BMS tenant cleaning fees		(314)	(314)		—	—	—
Management and leasing fees		139	126		(18)	22	9
Other		5,432	3,134		706	1,500	92

Total increase (decrease) in fee and other income		7,477	6,545		(1,188)	2,019	101

Total increase in revenues		$56,992	$27,853		$15,019	$6,020	$8,100

(1)
Average occupancy and REVPAR were 73.9% and $67.54 for the six months ended June 30, 2004 compared to 54.1% and $45.90 for the prior year's six months.

(2)
Reflects increases of $6,763 from New York City Office and $3,525 from CESCR. These increases resulted primarily from higher rents for space relet.

(3)
Reflects higher reimbursements from tenants resulting primarily from increases in New York City Office real estate taxes and utilities.

        See "Overview—Leasing Activity" on page 29 for further details of leasing activity and corresponding changes in occupancy.

        Expenses

        The Company's expenses were $474,534,000 for the six months ended June 30, 2004, compared to $444,313,000 in the prior year's six months, an increase of $30,221,000. Below are the details of the increase by segment:

	Total		Office		Retail		Merchandise Mart	Other
	(Amounts in thousands)
Operating:
Acquisitions:
2101 L Street	$2,094		$2,094		$—		$—	$—
Bergen Mall	3,061		—		3,061		—	—
Forest Plaza Shopping Center	442		—		442		—	—
25 W. 14th Street	63		—		63		—	—
Development:
400 N. LaSalle	1,489		—		—		—	1,489
Hotel activity	2,424		—		—		—	2,424
Trade Show activity	1,175		—		—		1,175	—
Operations	1,859		3,934	(1)	(2,947)	(2)	1,201	(329)

	12,607		6,028		619		2,376	3,584

Depreciation and amortization:
Acquisitions/Development	5,820		1,114		3,474		—	1,232
Operations	5,586	(3)	2,093		1,089		2,439	(35)

	11,406		3,207		4,563		2,439	1,197

General and administrative:
Acquisitions	1,401		1,037		—		—	364
Operations	4,807	(4)	1,174		1,030		840	1,763

	6,208		2,211		1,030		840	2,127

Total increase	$30,221		$11,446		$6,212		$5,655	$6,908

(1)
Results primarily from an increase in utilities and real estate taxes, of which $3,064 relates to the New York City Office portfolio and $2,500 relates to the CESCR portfolio, partially offset by a decrease in New York City Office bad debt expense.

(2)
Results primarily from a net decrease in the allowance for bad debts due to recoveries in 2004.

(3)
Primarily due to additions to buildings and improvements during 2003.

(4)
Of this increase (i) $1,200 results from higher payroll and fringe benefits, (ii) $1,492 results from higher professional fees and (iii) $684 results from severance primarily in connection with exiting the Washington, DC third-party tenant representation business.

Income Applicable to Alexander's

        Equity in net income applicable to Alexander's (loan interest income, management, leasing, development and commitment fees, and equity in income) was $3,250,000 in the six months ended June 30, 2004, compared to income of $11,602,000 in the prior year's six months, a decrease of $8,352,000. This decrease resulted from an increase in the Company's share of Alexander's stock appreciation rights compensation expense of $8,799,000 and the Company's $1,010,000 share of Alexander's loss on early extinguishment of debt in the six months ended June 30, 2004, partially offset by income from the commencement of leases with Bloomberg on November 15, 2003 and other tenants in May and June 2004 at Alexander's 731 Lexington Avenue property.

        Income from Partially-Owned Entities

        Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the six months ended June 30, 2004 and 2003:

For the six months ended:	Total	Monmouth Mall	Temperature Controlled Logistics	Newkirk MLP	Starwood Ceruzzi Joint Venture	Partially- Owned Office Buildings	Other
	(Amounts in thousands)
June 30, 2004:
Revenues		$11,997	$55,025	$120,340	$661	$56,776

Expenses:
Operating, general and administrative		(4,544)	(3,635)	(14,649)	(1,693)	(23,790)
Depreciation		(3,024)	(28,200)	(23,094)	(352)	(9,598)
Interest expense		(3,015)	(25,358)	(40,812)	—	(16,584)
Other, net		(1,624)	1,949	10,689	(4,791)	2,679

Net (loss) income		$(210)	$219	$52,474	$(6,175)	$9,483

Company's interest		50%	60%	22.3%	80%	15%
Equity in net income	$9,103	$(105)	$(131)	$12,145 (2)	$(4,940)	$1,431	$703
Interest and other income	11,454	1,645	199	9,754	—	(144)	—
Fee income	3,259	504	2,755	—	—	—	—

Income (loss) from partially-owned entities	$23,816	$2,044	$2,823 (1)	$21,899	$(4,940) (3)	$1,287	$703

June 30, 2003:
Revenues		$11,635	$60,875	$183,745	$3,433	$43,384

Expenses:
Operating, general and administrative		(5,472)	(3,559)	(6,195)	(1,370)	(11,123)
Depreciation		(1,996)	(28,440)	(15,859)	(632)	(7,470)
Interest expense		(2,847)	(20,572)	(52,029)	—	(14,510)
Other, net		(1,623)	1,158	(5,430)	(1,095)	(110)

Net (loss) income		$(303)	$9,462	$104,232	$336	$10,171

Company's interest		50%	60%	22.6%	80%	14%
Equity in net income	$34,200	$(152)	$5,677	$23,557 (2)	$269	$1,409	$3,440
Interest and other income	5,588	1,645	372	3,571	—	—	—
Fee income	3,245	492	2,753	—	—	—	—

Income from partially-owned entities	$43,033	$1,985	$8,802	$27,128	$269	$1,409	$3,440

(Decrease) increase in income of partially-owned entities	$(19,217)	$59	$(5,979) (1)	$(5,229) (2)	$(5,209) (3)	$(122)	$(2,737)	(4)

(1)
The tenant has reported that (i) its revenue for the six months ended June 30, 2004 from the warehouses it leases from the Landlord is lower than last year by 0.1%, and (ii) its gross margin before rent at these warehouses for the corresponding period is lower than last year by $4,385 (a 5.8% decrease). This decrease in gross margin is attributable to (i) start up costs for existing customers at new locations and (ii) a change in revenue mix as higher margin storage revenues declined and lower margin handling revenues increased. In addition, the tenant had higher general and administrative expenses and lower other income.

(2)
Equity in income for the six months ended June 30, 2004, includes the Company's $2,436 share of gains on sale of real estate and the Company's $2,142 share of an impairment loss recorded by the MLP. Interest and other income for the six months ended June 30, 2004, includes a gain of $7,494, resulting from the exercise of an option by the Company's joint venture partner to acquire certain MLP units held by the Company. The MLP units subject to this option had been issued to the Company on behalf of the Company's joint venture partner in exchange for the Company's operating partnership units as part of the tender offers to acquire certain of the units of the MLP in 1998 and 1999. Equity in income for the six months ended June 30, 2003, includes the Company's $8,000 share of gains on sale of real estate and early extinguishment of debt.

(3)
Equity in income for the six months ended June 30, 2004 includes the Company's $3,833 share of an impairment loss. Equity in income for the six months ended June 30, 2003 includes the Company's $2,271 share of income from the settlement of a tenant bankruptcy claim, partially offset by the Company's $876 share of a net loss on disposition of leasehold improvements.

(4)
Includes $5,583 for the Company's share of Prime Group Realty L.P.'s equity in net income of which $4,413 was for the Company's share of Prime Group's lease termination fee income. On May 23, 2003, the Company exchanged the units it owned for common shares and no longer accounts for its investment in the partnership on the equity method.

Interest and Other Investment Income

        Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $18,854,000 for the six months ended June 30, 2004, compared to $13,424,000 in the prior year's six months, an increase of $5,430,000. This increase resulted primarily from interest income of $12,102,000 recognized on the $225,000,000 GM Building mezzanine loans made by the Company in the fourth quarter of 2003, partially offset by $6,284,000 of interest received in the first quarter of 2003 in connection with the Dearborn Center loan receivable repayment (of which $5,655,000 was contingent interest income).

Interest and Debt Expense

        Interest and debt expense was $115,826,000 for the six months ended June 30, 2004, compared to $114,537,000 in the prior year's six months, an increase of $1,289,000. This increase resulted primarily from higher average outstanding debt during the six months ended June 30, 2004, partially offset by an increase in capitalized interest on development projects in 2004.

Net Gain (Loss) on Disposition of Wholly-owned and Partially-owned Assets other than Real Estate

        Net gain (loss) on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the six months ended June 30, 2004 reflects the Company's $776,000 share of gains on disposition of certain partially-owned development assets. Net Loss on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the six months ended June 30, 2003 includes (i) a $1,388,000 loss on settlement of the guarantees of the Primestone Loans, partially offset by gains on the sale of condominiums of $282,000.

Minority Interest

        Minority interest expense was $73,589,000 for the six months ended June 30, 2004, compared to $75,770,000 for the prior year's six months, a decrease of $2,181,000. This decrease resulted primarily from lower distributions to preferred unit holders as a result of the Company's redemption of the Series D-2 preferred units in January 2004, the Series D-1 preferred units in November 2003, and the Series C-1 preferred units during the fourth quarter of 2003, partially offset by a higher allocation of income in 2004 to minority interest as a result of higher income.

Discontinued Operations

        Assets related to discontinued operations at June 30, 2004, consist primarily of real estate, net of accumulated depreciation and represent the Company's retail properties located in Vineland, New Jersey, and Baltimore (Dundalk), Maryland. At December 31, 2003, the assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation, related to the Palisades and liabilities related to discontinued operations represent the Palisades mortgage payable of $120,000,000.

        The combined results of discontinued operations in the following table include the operating results from the assets held for sale above, as well as (i) Palisades Residential Complex, sold on June 29, 2004, (ii) Two Park Avenue office property, sold on October 10, 2003, and (iii) Baltimore and Hagerstown, Maryland retail properties, sold on January 9, 2003 and November 3, 2003.

	For The Six Months Ended June 30,
	2004	2003
	(Amounts in thousands)
Total revenues	$9,107	$24,423
Total expenses	6,423	16,013

Net income	2,684	8,410
Gain on sale of Palisades	65,905	—
Gain on sale of Baltimore	—	2,644

Income from discontinued operations	$68,589	$11,054

  Six Months Ended June 30, 2004 and June 30, 2003

        Below are the details of the changes by segment in EBITDA.

	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics		Other
	(Amounts in thousands)
Six months ended June 30, 2003	$463,219	$313,401		$68,548	$57,920	$38,615		$(15,265)

2004 Operations:
Same store operations(1)		10,974		4,011	2,413	(3,354)	(3)
Acquisitions, dispositions and non-same store income and expenses		(1,871)		2,001	653	129

Six months ended June 30, 2004	$543,456	$322,504		$74,560	$60,986	$35,390		$50,016

% increase (decrease) in same store operations		3.6	%(2)	6.3%	4.2%	(8.7)	%(3)

(1)
Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)
EBITDA and the same store percentage increase were $166,091 and 3.6% for the New York Office portfolio and $156,413 and 3.6% for the CESCR portfolio.

(3)
The Company reflects its 60% share of Vornado Crescent Portland Partnership's (the "Landlord") rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. The Company's joint venture does not recognize rental income unless earned and collection is assured or cash is received. The Company did not recognize $16,116 of rent it was due for the six months ended June 30, 2004, which together with previously deferred rent is $65,552. The tenant has advised the Landlord that (i) its revenue for the six months ended June 30, 2004 from the warehouses it leases from the Landlord is lower than last year by 0.1% and (ii) its gross margin before rent at these warehouses for the corresponding period is lower than last year by $4,385 (a 5.8% decrease). This decrease in gross margin is attributable to (i) start up costs for existing customers at new locations and (ii) a change in revenue mix as higher margin storage revenues declined and lower margin handling revenues increased. In addition, the tenant had higher general and administrative expenses and lower other income.

Liquidity And Capital Resources

  Six Months Ended June 30, 2004

        Cash flows provided by operating activities of $286,895,000 was primarily comprised of (i) income of $244,440,000, (ii) adjustments for non-cash items of $72,653,000, partially offset by (iii) the net change in operating assets and liabilities of $30,198,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $118,527,000, (ii) minority interest of $73,589,000 and (iii) write-off of preferred share and unit issuance costs of $3,895,000, partially offset by, (iv) gain on sale of real estate of $65,905,000, (v) the effect of straight-lining of rental income of $22,849,000, (vi) equity in net income of partially-owned entities and Alexander's of $27,066,000 and (vii) amortization of acquired below market leases net of above market leases of $6,762,000.

        Net cash provided by investing activities of $23,731,000 was primarily comprised of (i) proceeds from the sale of real estate, of $220,447,000, (ii) distributions from partially-owned entities of $163,755,000, (iii) repayments on notes and mortgages receivable of $38,500,000, partially offset by (iv) investments in notes and mortgage loans receivable of $105,552,000, (v) capital expenditures of $55,421,000, (vi) development and redevelopment expenditures of $54,542,000, (vii) investments in partially-owned entities of $5,396,000 and (viii) acquisitions of real estate of $69,957,000.

        Net cash used in financing activities of $405,733,000 was primarily comprised of (i) dividends paid on common shares of $192,952,000, (ii) repayments of borrowings of $313,955,000, (iii) redemption of preferred shares and units of $112,467,000, (iv) dividends paid on preferred shares of $10,184,000, and (v) distributions to minority partners of $69,979,000, partially offset by (vi) proceeds from borrowings of $225,597,000, (vii) proceeds of $34,125,000 from the issuance of perpetual preferred shares and units and (viii) proceeds of $34,082,000 from the exercise by employees of share options.

        Capital expenditures are categorized as follows:

  •
  Recurring—capital improvements expended to maintain a property's competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases.

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

        Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2004. See page 29 for per square foot data.

	Total		New York Office	CESCR		Retail	Merchandise Mart	Other
	(Amounts in thousands)
Capital Expenditures—Accrual basis:
Expenditures to maintain the assets:
Recurring	$14,637		$3,013	$1,575		$(157)	$6,601	$3,605
Non-recurring	764		—	764		—	—	—

	15,401		3,013	2,339		(157)	6,601	3,605

Tenant improvements:
Recurring	65,123		24,754	9,449		2,459	28,461	—
Non-recurring	2,107		—	2,107		—	—	—

	67,230		24,754	11,556		2,459	28,461	—

Total	$82,631		$27,767	$13,895		$2,302	$35,062	$3,605

Leasing Commissions:
Recurring	$23,986		$13,341	$2,929		$355	$7,361	$—
Non-recurring	386		—	386		—	—	—

	$24,372		$13,341	$3,315		$355	$7,361	$—

Square feet leased	4,004	(1)	913	1,366	(1)	724	1,001	—

Total Capital Expenditures and Leasing Commissions—Accrual basis	$107,003		$41,108	$17,210		$2,657	$42,423	$3,605
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	41,441		17,863	20,168		1,311	2,099	—
Expenditures to be made in future periods for the current period	(75,039)		(31,529)	(10,300)		(2,678)	(30,532)	—

Total Capital Expenditures and Leasing Commissions—Cash basis	$73,405		$27,442	$27,078		$1,290	$13,990	$3,605

Development and Redevelopment Expenditures:
640 Fifth Avenue	$8,987		$8,987	$—		$—	$—	$—
4 Union Square South	13,571		—	—		13,571	—	—
Crystal Drive—retail	11,279		—	11,279		—	—	—
Other	20,705		492	—		12,328	7,302	583

	$54,542		$9,479	$11,279		$25,899	$7,302	$583

(1)
Excludes 261 square feet of development space leased during the period.

        See the following page for details of development and redevelopment projects.

  Six Months Ended June 30, 2003

        Cash flows provided by operating activities of $264,488,000 was primarily comprised of (i) net income of $179,499,000 and (ii) adjustments for non-cash items of $101,832,000, partially offset by (iii) the net change in operating assets and liabilities of $16,843,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $106,504,000 and (ii) minority interest of $75,770,000, partially offset by (iii) the effect of straight-lining of rental income of $20,517,000, (iv) equity in net income of partially-owned entities and Alexander's of $54,635,000 and (v) amortization of acquired below market leases net of above market leases of $3,752,000.

        Net cash provided by investing activities of $2,473,000 was primarily comprised of (i) distributions from partially-owned entities of $33,439,000, (ii) proceeds from the sale of real estate of $4,752,000, (iii) repayments on notes and mortgages receivable of $26,092,000, (iv) a decrease in restricted cash of $123,665,000 (used primarily to repay the cross-collateralized mortgages on 770 Broadway and 595 Madison Avenue), partially offset by (v) capital expenditures of $42,990,000, (vi) development and redevelopment expenditures of $32,237,000 (see table below), (vii) investments in partially-owned entities of $36,011,000, (viii) the acquisition of Building Maintenance Service Company of $13,000,000, (ix) the acquisition of Kaempfer company of $31,237,000 and (x) the acquisition of 20 Broad Street of $30,000,000.

        Net cash used in financing activities of $301,962,000 was primarily comprised of (i) dividends paid on common shares of $150,175,000, (ii) repayments of borrowings of $293,006,000, (iii) dividends paid on preferred shares of $10,851,000, and (iv) distributions to minority partners of $89,547,000, partially offset by (v) proceeds from borrowings of $217,000,000 and (vi) proceeds of $24,617,000 from the exercise by employees of stock options.

        Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2003.

	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
	(Amounts in thousands)
Capital Expenditures—Accrual basis:
Expenditures to maintain the assets:
Recurring	$15,837	$5,995	$1,391	$120	$7,507	$824
Non-recurring	1,766	—	1,766	—	—	—

	17,603	5,995	3,157	120	7,507	824

Tenant improvements:
Recurring	46,917	9,603	16,529	5,079	15,706	—
Non-recurring	2,638	—	2,497	141	—	—

	49,555	9,603	19,026	5,220	15,706	—

Total	$67,158	$15,598	$22,183	$5,340	$23,213	$824

Leasing Commissions:
Recurring	$10,920	$3,964	$3,266	$884	$2,806	$—
Non-recurring	730	—	697	33	—	—

	$11,650	$3,964	$3,963	$917	$2,806	$—

Square feet leased	3,570	359	1,688	653	870	—

Total Capital Expenditures and Leasing Commissions—Accrual basis	$78,808	$19,562	$26,146	$6,257	$26,019	$824
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	17,932	5,451	9,366	—	3,115	—
Expenditures to be made in future periods for the current period	(44,519)	(9,650)	(21,201)	—	(13,668)	—

Total Capital Expenditures and Leasing Commissions—Cash basis	$52,221	$15,363	$14,311	$6,257	$15,466	$824

Development and Redevelopment:
Expenditures:
640 Fifth Avenue	$12,658	$12,658	$—	$—	$—	$—
Other	19,579	9,602	3,889	6,068	236	(216)

	$32,237	$22,260	$3,889	$6,068	$236	$(216)

SUPPLEMENTAL INFORMATION

Three Months Ended June 30, 2004 vs. Three Months Ended March 31, 2004

        Below are the details of the changes by segment in EBITDA for the three months ended June 30, 2004 from the three months ended March 31, 2004.

	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Other
	(Amounts in thousands)
Three months ended March 31, 2004	$231,797	$158,198		$37,813	$26,826		$18,736	$(9,776)

2004 Operations:
Same store operations(1)		5,181		715	6,801	(3)	(2,298)
Acquisitions, dispositions and other non-same store income and expenses		927		(1,781)	533		216

Three months ended June 30, 2004	$311,659	$164,306		$36,747	$34,160		$16,654	$59,792

% increase (decrease) in same store operations		3.3	%(2)	1.9%	25.6	%(3)	(12.3)%

(1)
Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)
Same store percentage increase was 5.4% for the New York Office portfolio, and 1.1% for the CESCR portfolio.

(3)
Primarily due to seasonality of operations as the second and fourth quarters include major trade shows and, therefore have historically been higher than the first and third quarters.

        Below is a reconciliation of net income and EBITDA for the three months ended March 31,2004.

	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
	(Amounts in thousands)
Net income (loss) for the three months ended March 31, 2004	$82,439	$84,191	$15,319	$16,129	$2,541	$(35,741)
Interest and debt expense	77,981	34,046	15,744	3,128	7,507	17,556
Depreciation and amortization	71,296	39,950	6,750	7,569	8,688	8,339
Income taxes	81	11	—	—	—	70

EBITDA for the three months ended March 31, 2004	$231,797	$158,198	$37,813	$26,826	$18,736	$(9,776)

FUNDS FROM OPERATIONS ("FFO") FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Three months ended June 30, 2004 and 2003.

        FFO was $159,674,000, or $1.22 per diluted share for three months ended June 30, 2004, compared to $133,410,000, or $1.14 per diluted share for prior year's quarter, an increase of $26,264,000 or $.08 per share. Included in FFO are certain items that affect comparability as detailed below. Before these items, second quarter 2004 FFO is 5.1% higher than second quarter 2003 on a per share basis.

	For The Three Months Ended
	June 30, 2004		June 30, 2003
	Amount	Per Share	Amount	Per Share
	(Amounts in thousands, except per share amounts)
FFO as shown above	$159,674	$1.22	$133,410	$1.14

Items that affect comparability of FFO:
Add:
Impairment loss—Starwood Ceruzzi	$3,833		$—
Impairment loss—Newkirk MLP	2,142		—
Alexander's stock appreciation rights compensation expense	2,171		3,285
Loss on settlement of Primestone guarantees	—		1,388
Less:
Gain on sale of Newkirk MLP option units	7,494		—
Gain on sale of condominiums	—		94
Minority interests' share of above adjustments	86		838

	$566	$.01	$3,741	$.03

Six months ended June 30, 2004 and 2003.

        FFO was $288,649,000, or $2.24 per diluted share for six months ended June 30, 2004, compared to $263,515,000, or $2.29 per diluted share for prior year's six months, an increase of $25,134,000, or $.05 per share lower on a per share basis. Included in FFO are certain items that affect comparability as detailed below. Before these items, six months ended June 30, 2004 FFO is 1.3% higher than six months ended June 30, 2003 on a per share basis.

	For The Six Months Ended
	June 30, 2004		June 30, 2003
	Amount	Per Share	Amount	Per Share
	(Amounts in thousands, except per share amounts)
FFO as shown above	$288,649	$2.24	$263,515	$2.29

Items that affect comparability of FFO:
Add:
Alexander's stock appreciation rights compensation expense	$12,084		$3,285
Write-off of perpetual preferred share and unit issuance costs	3,895		—
Impairment loss—Starwood Ceruzzi	3,833		—
Impairment loss—Newkirk MLP	2,142		—
Loss on early extinguishment of debt of a partially-owned entity	1,434		—
Loss on settlement of Primestone guarantees	—		1,388
Less:
Gain on sale of Newkirk MLP option units	7,494		—
Gain on sale of condominiums	776		282
Gain on early extinguishment of debt of a partially-owned entity	—		1,600
Minority interests' share of above adjustments	2,176		533

	$12,942	$.10	$2,258	$.02

        The following table reconciles FFO and net income:

	For The Three Months Ended June,		For The Six Months Ended June,
	2004	2003	2004	2003
	(Amounts in thousands)
Net income applicable to common shares	$158,436	$82,331	$232,893	$168,648
Depreciation and amortization of real property	54,492	51,066	108,132	100,573
Net gains on sale of real estate	(65,905)	—	(65,905)	(2,644)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	13,442	13,537	26,546	26,785
Net gains on sale of real estate	(862)	(1,417)	(2,779)	(6,924)
Minority interests' share of above adjustments	(196)	(13,283)	(10,782)	(25,274)

	159,407	132,234	288,105	261,164
Series A preferred dividends	267	1,176	544	2,351

FFO applicable to common shares	$159,674	$133,410	$288,649	$263,515

Weighted average shares for FFO per share	130,744	116,881	129,087	115,086

        FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance. Management considers FFO a relevant supplemental measure of operating performance because it provides a basis for comparison among REITs. FFO is computed in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") definition, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with NAREIT's definition.

  Acquisitions

        On February 3, 2004, the Company acquired the Forest Plaza Shopping Center for approximately $32,500,000, of which $14,000,000 was paid in cash and $18,500,000 was debt assumed. The purchase was funded as part of a Section 1031 tax-free "like-kind" exchange with the remaining portion of the proceeds from the sale of the Company's Two Park Avenue property. Forest Plaza is a 165,000 square foot shopping center located in Staten Island, New York, anchored by a Waldbaum's supermarket.

        On March 19, 2004, the Company acquired a 62,000 square foot free-standing retail building located at 25 W. 14th Street in Manhattan for $40,000,000 in cash.

        On July 1, 2004, the Company acquired the Marriott hotel located in its Crystal City office complex from a limited partnership in which Robert H. Smith and Robert P. Kogod, trustees of the Company, together with family members own approximately 67 percent. The purchase price was $21,500,000 paid in cash. The hotel contains 343 rooms and is leased to an affiliate of Marriott International, Inc. until July 31, 2015, with one 10-year extension option. The land under the hotel was acquired in 1999.

        On July 29, 2004, the Company acquired a real estate portfolio containing 25 supermarkets for $65,000,000. These properties, all of which are all located in Southern California and contain an aggregate of approximately 766,000 square feet, were purchased from the Newkirk MLP, in which the Company currently owns a 22.3% interest. The supermarkets are net leased to Stater Brothers for an initial term expiring in 2008, with six 5-year extension options. Stater Brothers is a southern California regional grocery chain that operates 158 supermarkets and has been in business since 1936. The Company's share of any gain recognized by Newkirk MLP on this transaction will be reflected as an adjustment to the Company's basis in its investment in Newkirk MLP and will not be recorded as income.

        On July 28, 2004, the Company agreed to make a $159,000,000 convertible preferred investment in GMH Communities L.P. ("GMH"), a partnership focused on the student and military housing sectors run by an experienced operating management team led by Gary M. Holloway. The Company has funded $72,000,000 of the investment and is expected to fund the balance by the end of the year. The Company can convert up to $100,000,000 of its investment into up to 34% of GMH's common equity.

        The acquisitions of 25 West 14th Street, the Crystal City Marriott and the Stater Brothers real estate portfolio were or will be funded as part of a Section 1031 tax-free "like-kind" exchange with a portion of the proceeds from the sale of the Company's Palisades Residential Complex (see Dispositions below).

  Dispositions

        On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain on sale after closing costs of $2,644,000.

        On June 29, 2004, the Company sold its Palisades Residential Complex for $222,500,000, which resulted in a gain on sale after closing costs of $65,905,000. All or a portion of the proceeds from the sale will be reinvested pursuant to Section 1031 tax-free "like kind" exchanges, including certain of the acquisitions described above. On February 27, 2004, the Company had acquired the remaining 25% interest in the Palisades venture it did not previously own for approximately $17,000,000.

        The Company recognized gains of $776,000 in the three months ended March 31, 2004 and gains of $94,000 and $282,000 in the three and six months ended June 30, 2003 from the sale of certain partially owned properties.

        The three and six months ended June 30, 2003 includes the Company's $1,388,000 share of loss on settlement of guarantees with affiliates of Primestone Investment Partners.

  Financings

        On January 6, 2004, the Company redeemed all of its 8.375% Series D-2 Cumulative Redeemable Preferred Units at a redemption price equal to $50.00 per unit for an aggregate of $27,500,000 plus accrued distributions. The redemption amount exceeded the carrying amount by $700,000, representing the original issuance costs. Upon redemption, these issuance costs were recorded as a reduction to earnings in arriving at net income applicable to common shares, in accordance with the July 2003 EITF clarification of Topic D-42.

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

        On May 27, 2004, the Company sold $35,000,000 of 7.2% Series D-11 Cumulative Redeemable Preferred Units to an institutional investor in a private placement. These perpetual preferred units may be called without penalty at the Company's option commencing in May 2009.

        For details of the Company's financing activities see "Note 8—Notes and Mortgages Payable" in the notes to the Company's consolidated financial statements.

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

        As of June 30, 2004, the Company has an interest rate swap as described in footnote 1 to the table below. In addition, during 2003 the Company purchased two interest rate caps with notional amounts aggregating $295,000,000, and simultaneously sold two interest rate caps with the same aggregate notional amount on substantially the same terms as the caps purchased. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to substantially offset one another. Management may engage in additional hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

        The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

	As at June 30, 2004				As at December 31, 2003
	Balance		Weighted Average Interest Rate	Effect of 1% Increase In Base Rates	Balance	Weighted Average Interest Rate
	(Amounts in thousands, except per share amounts)
Wholly-owned debt:
Variable rate	$1,115,234	(1)	2.31%	$11,152	$1,270,899	2.22%
Fixed rate	2,986,954		6.98%	—	2,913,486	7.19%

	$4,102,188		5.71%	11,152	$4,184,385	5.68%

Partially-owned debt:
Variable rate	$229,546		3.94%	2,295	$153,140	3.64%
Fixed rate	868,367		6.74%	—	777,427	7.07%

	$1,097,913		6.16%	2,295	$930,567	6.51%

Minority interest				(1,801)

Total decrease in the Company's annual net income				$11,646

Per share-diluted				$.09

(1)
Includes $512,960 for the Company's senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing three month LIBOR rate (2.13% if set on June 30, 2004). In accordance with SFAS No. 133, as amended, the Company is required to fair value the debt at each reporting period. At June 30, 2004, the fair value adjustment was $13,389 and is included in the balance of the senior unsecured notes above.

        The fair value of the Company's debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $118,018,000 at June 30, 2004.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters, including the matters referred to below, is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The following updates the discussion set forth under "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

        On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. On April 9, 2003, the Company moved the New York Supreme Court action to the United States District Court for the Southern District of New York. On June 30, 2003, the District Court ordered that the case be placed in suspension and ordered the parties to proceed in a related case that the Company commenced in the United States Bankruptcy Court for the Southern District of New York. On July 24, 2003, the Bankruptcy Court referred the related case to mediation. The mediation concluded in June 2004 without resolving the dispute. On June 9, 2004, after reconvening the hearing on the Company's motion to interpret, the Bankruptcy Court entered an order abstaining from hearing the Company's motion. On June 17, 2004, the Company filed a notice of appeal from the Bankruptcy Court's order. The appeal will be heard in the District Court. Briefing of the appeal is in progress.

        The Company believes that the additional rent provision of the guaranty expires at the earliest in 2012 and will vigorously oppose Stop & Shop's complaint.

Item 2.    Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        On May 27, 2004, the Company held its annual meeting of shareholders. The shareholders voted, in person or by proxy, for (i) the election of three nominees to serve on the Board of Trustees for terms described below and until their respective successors are duly elected and qualified and (ii) the ratification of the selection of independent auditors with regard to the current fiscal year. The results of the voting are shown below:

        Election of Trustees:

Trustee	Term	Votes Cast for	Votes Cast Against or Withheld
David Mandelbaum	3 years	107,863,436	5,084,435
Robert P. Kogod	3 years	107,969,238	4,978,633
Dr. Richard R. West	3 years	108,598,610	4,349,261
Because of the nature of the election of Trustees, there were no abstentions or broker non-votes.
		Votes Cast for	Votes Cast Against or Withheld
Ratification of selection of independent auditors for the current fiscal year		112,527,804	1,420,067
Because of the nature of the ratification of the Company's independent auditors, there were no broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

(b)
Reports on Form 8-K:

Period Covered: (Date of Earliest Event Reported)	Items Reported	Dated Filed
May 27, 2004	Issuance of Series D-11 Cumulative Redeemable Preferred Units of the Operating Partnership	June 14, 2004
April 29, 2004
	Announcement that the letter to the shareholders contained in the Company's Annual Report for the year ended December 31, 2003, included a projection of the impact on its Funds From Operations of the Patent Trade Office vacating 1.9 million square feet it currently occupies in Washington DC	April 29, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST (Registrant)
Date: August 6, 2004	By:	/s/ JOSEPH MACNOW Joseph Macnow Executive Vice President - Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.
3.1	—	Amended and Restated Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 16, 1993—Incorporated by reference to Exhibit 3(a) to Vornado's Registration Statement on Form S-4 (File No. 33-60286), filed on April 15, 1993	*
3.2	—	Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on May 23, 1996—Incorporated by reference to Exhibit 3.2 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002	*
3.3	—	Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 3, 1997—Incorporated by reference to Exhibit 3.3 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002	*
3.4	—	Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997—Incorporated by reference to Exhibit 3.2 to Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000	*
3.5	—	Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998—Incorporated by reference to Exhibit 3.5 to Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*
3.6	—	Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on November 24, 1999—Incorporated by reference to Exhibit 3.4 to Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000	*
3.7	—	Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 20, 2000—Incorporated by reference to Exhibit 3.5 to Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000	*
3.8	—	Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on September 14, 2000—Incorporated by reference to Exhibit 4.6 to Vornado's Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001	*
3.9	—	Articles of Amendment of Declaration of Trust of Vornado dated May 31, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on June 13, 2002—incorporated by reference to Exhibit 3.9 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954) filed on August 7, 2002	*

*
Incorporated by reference

Exhibit No.
3.10	—	Articles of Amendment of Declaration of Trust of Vornado dated June 6, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on June 13, 2002—incorporated by reference to Exhibit 3.10 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002	*
3.11	—	Articles Supplementary Classifying Vornado's $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share—Incorporated by reference to Exhibit 3.11 to Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No.001-11954), filed on May 8, 2003	*
3.12	—	Articles Supplementary Classifying Vornado's $3.25 Series A Convertible Preferred Shares of Beneficial Interest, as filed with the State Department of Assessments and Taxation of Maryland on December 15, 1997—Incorporated by reference to Exhibit 3.10 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 31, 2002	*
3.13	—	Articles Supplementary Classifying Vornado's Series D-1 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, no par value (the "Series D-1 Preferred Shares")—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998	*
3.14	—	Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on February 9, 1999	*
3.15	—	Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value—Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999	*
3.16	—	Articles Supplementary Classifying Vornado's Series C 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value—Incorporated by reference to Exhibit 3.7 to Vornado's Registration Statement on Form 8-A (File No. 001-11954), filed on May 19, 1999	*
3.17	—	Articles Supplementary Classifying Vornado Realty Trust's Series D-2 8.375% Cumulative Redeemable Preferred Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 1999—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999	*
3.18	—	Articles Supplementary Classifying Vornado's Series D-3 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999	*
3.19	—	Articles Supplementary Classifying Vornado's Series D-4 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999	*

*
Incorporated by reference

Exhibit No.
3.20	—	Articles Supplementary Classifying Vornado's Series D-5 8.25% Cumulative Redeemable Preferred Shares—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999	*
3.21	—	Articles Supplementary Classifying Vornado's Series D-6 8.25% Cumulative Redeemable Preferred Shares, dated May 1, 2000, as filed with the State Department of Assessments and Taxation of Maryland on May 1, 2000—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed May 19, 2000	*
3.22	—	Articles Supplementary Classifying Vornado's Series D-7 8.25% Cumulative Redeemable Preferred Shares, dated May 25, 2000, as filed with the State Department of Assessments and Taxation of Maryland on June 1, 2000—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000	*
3.23	—	Articles Supplementary Classifying Vornado's Series D-8 8.25% Cumulative Redeemable Preferred Shares—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000	*
3.24	—	Articles Supplementary Classifying Vornado's Series D-9 8.75% Preferred Shares, dated September 21, 2001, as filed with the State Department of Assessments and Taxation of Maryland on September 25, 2001—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*
3.25	—	Articles Supplementary Classifying Vornado's Series D-10 7.00% Cumulative Redeemable Preferred Shares, dated November 17, 2003 (incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on November 18, 2003)	*
3.26	—	Articles Supplementary Classifying Vornado's Series D-11 Cumulative Redeemable Preferred Shares, dated May 27, 2004, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 2004—Incorporated by reference to Exhibit 99.1 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on June 9, 2004	*
3.27	—	Amended and Restated Bylaws of Vornado, as amended on March 2, 2000—Incorporated by reference to Exhibit 3.12 to Vornado's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954) , filed on March 9, 2000	*
3.28	—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 (the "Partnership Agreement")—Incorporated by reference to Exhibit 3.26 to Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*
3.29	—	Amendment to the Partnership Agreement, dated as of December 16, 1997—Incorporated by reference to Exhibit 3.27 to Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*
3.30	—	Second Amendment to the Partnership Agreement, dated as of April 1, 1998—Incorporated by reference to Exhibit 3.5 to Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998	*
3.31	—	Third Amendment to the Partnership Agreement, dated as of November 12, 1998—Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998	*

*
Incorporated by reference

Exhibit No.
3.32	—	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999	*
3.33	—	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999	*
3.34	—	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999	*
3.35	—	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999—Incorporated by reference to Exhibit 3.3 to Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999	*
3.36	—	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999—Incorporated by reference to Exhibit 3.4 to Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999	*
3.37	—	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999—Incorporated by reference to Exhibit 3.3 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*
3.38	—	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999—Incorporated by reference to Exhibit 3.4 to Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999	*
3.39	—	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999	*
3.40	—	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000	*
3.41	—	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000	*
3.42	—	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000	*
3.43	—	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000—Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust's Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001	*

*
Incorporated by reference

Exhibit No.
3.44	—	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001—Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*
3.45	—	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001—Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*
3.46	—	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K/A (File No. 001-11954), filed on March 18, 2002	*
3.47	—	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002—Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002	*
3.48	—	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003—Incorporated by reference to Exhibit 3.27 to Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*
3.49	—	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003—Incorporated by reference to Exhibit 10.5 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003	*
3.50	—	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003—Incorporated by reference to Exhibit 3.49 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2003, (File No. 001-11954), filed on March 3, 2004	*
3.51	—	Twenty-Third Amendment to the Partnership Agreement, dated as of May 27, 2004—Incorporated by reference to Exhibit 99.2 to Vornado's current report on Form 8-K (File No. 001-11954), filed on June 9, 2004	*
4.1	—	Instruments defining the rights of security holders (see Exhibits 3.1 through 3.24 to this Quarterly Report on Form 10-Q)	*
4.2	—	Specimen certificate representing Vornado's Common Shares of Beneficial Interest, par value $0.04 per share—Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Vornado's Registration Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995	*
4.3	—	Specimen certificate representing Vornado's $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share, no par value—Incorporated by reference to Exhibit 4.3 to Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*
4.4	—	Specimen certificate evidencing Vornado's Series B 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value—Incorporated by reference to Exhibit 4.2 to Vornado's Registration Statement on Form 8-A (File No. 001-11954), filed on March 15, 1999	*

*
Incorporated by reference

Exhibit No.
4.5	—	Specimen certificate evidencing Vornado's 8.5% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value—Incorporated by reference to Exhibit 4.2 to Vornado's Registration Statement on Form 8-A (File No. 001-11954), filed May 19, 1999	*
4.6	—	Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, LaSalle Bank National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc.—Incorporated by reference to Exhibit 10.48 to Vornado's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000	*
4.7	—	Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New York, as Trustee—Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.'s Current Report on Form 8-K dated June 19, 2002 (File No. 000-22685), filed on June 24, 2002	*
4.8	—	Officer's Certificate pursuant to Sections 102 and 301 of the Indenture, dated June 24, 2002—Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002	*
10.1	—	Vornado Realty Trust's 1993 Omnibus Share Plan, as amended—Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust's registration statement on Form S-8 (File No. 331-09159), filed on July 30, 1996	*
10.2	—	Second Amendment, dated as of June 12, 1997, to Vornado's 1993 Omnibus Share Plan, as amended—Incorporated by reference to Vornado's Registration Statement on Form S-8 (File No. 333-29011), filed on June 12, 1997	*
10.3	—	Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of May 1, 1992—Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended March 31, 1992 (File No. 001-11954), filed on May 8, 1992	*
10.4	—	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado Finance Corp., as mortgagee—Incorporated by reference to Vornado's Current Report on Form 8-K dated November 24, 1993 (File No. 001-11954), filed on December 1, 1993	*
10.5**	—	Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 1998—Incorporated by reference to Exhibit 10.7 to Vornado's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-11954), filed on November 12, 1998	*
10.6**	—	Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 — Incorporated by reference to Exhibit 10 (c)3 to Vornado's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11954), filed on March 13, 1997	*
10.7	—	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992—Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed on February 16, 1993	*
10.8	—	Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992—Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed on February 16, 1993	*

*
Incorporated by reference

**
Management contract or compensatory agreement.

Exhibit No.
10.9	—	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992—Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed on February 16, 1993	*
10.10	—	Real Estate Retention Agreement between Vornado, Inc., Keen Realty Consultants, Inc. and Alexander's, Inc., dated as of July 20, 1992 —Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed on February 16, 1993	*
10.11	—	Amendment to Real Estate Retention Agreement dated February 6, 1995—Incorporated by reference to Exhibit 10(f)2 to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed on March 23, 1995	*
10.12	—	Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re: Alexander's Retention Agreement—Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-11954), filed on March 24, 1994	*
10.13	—	Stock Purchase Agreement, dated February 6, 1995, among Vornado Realty Trust and Citibank, N.A. Incorporated by reference to Exhibit 2.1 to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed on February 21, 1995	*
10.14	—	Management and Development Agreement, dated as of February 6, 1995—Incorporated by reference to Exhibit 99.1 to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed on February 21, 1995	*
10.15	—	Standstill and Corporate Governance Agreement, dated as of February 6, 1995—Incorporated by reference to Exhibit 99.3 to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed on February 21, 1995	*
10.16	—	Credit Agreement, dated as of March 15, 1995, among Alexander's Inc., as borrower, and Vornado Lending Corp., as lender—Incorporated by reference to Exhibit 10(f) 7 to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001—11954), filed on March 23, 1995	*
10.17	—	Subordination and Intercreditor Agreement, dated as of March 15, 1995 among Vornado Lending Corp., Vornado Realty Trust and First Fidelity Bank, National Association—Incorporated by reference to Exhibit 10(f)8 to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed on March 23, 1995	*
10.18	—	Form of Intercompany Agreement between Vornado Realty L.P. and Vornado Operating, Inc.—Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No. 333-40701), filed on January 23, 1998	*
10.19	—	Form of Revolving Credit Agreement between Vornado Realty L.P. and Vornado Operating, Inc., together with related form of Note —Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No. 333-40701), filed on January 23, 1998	*
10.20	—	Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto—Incorporated by reference to Exhibit 10.2 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997	*

*
Incorporated by reference

Exhibit No.
10.21	—	Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, the Mendik Company, L.P., and Bernard H. Mendik—Incorporated by reference to Exhibit 10.3 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997	*
10.22**	—	Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik Company, L.P. and David R. Greenbaum —Incorporated by reference to Exhibit 10.4 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997	*
10.23	—	Agreement, dated September 28, 1997, between Atlanta Parent Incorporated, Portland Parent Incorporated and Crescent Real Estate Equities, Limited Partnership—Incorporated by reference to Exhibit 99.6 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October 8, 1997	*
10.24	—	Contribution Agreement between Vornado Realty Trust, Vornado Realty L.P. and The Contributors Signatory—thereto—Merchandise Mart Properties, Inc. (DE) and Merchandise Mart Enterprises, Inc.—Incorporated by reference to Exhibit 10.34 to Vornado's Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998	*
10.25	—	Sale Agreement executed November 18, 1997, and effective December 19, 1997, between MidCity Associates, a New York partnership, as Seller, and One Penn Plaza LLC, a New York Limited liability company, as purchaser—Incorporated by reference to Exhibit 10.35 to Vornado's Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998	*
10.26	—	Credit Agreement dated as of June 22, 1998 among One Penn Plaza, LLC, as Borrower, The Lenders Party hereto, The Chase Manhattan Bank, as Administrative Agent—Incorporated by reference to Exhibit 10 to Vornado's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11954), filed on August 13, 1998	*
10.27	—	Registration Rights Agreement, dated as of April 1, 1998, between Vornado and the Unit Holders named herein—Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed on May 6, 1998	*
10.28	—	Registration Rights Agreement, dated as of August 5, 1998, between Vornado and the Unit Holders named therein—Incorporated by reference to Exhibit 10.1 to Vornado's Registration Statement on Form S-3 (File No. 333-89667), filed on October 25, 1999	*
10.29	—	Registration Rights Agreement, dated as of July 23, 1998, between Vornado and the Unit Holders named therein—Incorporated by reference to Exhibit 10.2 of Vornado's Registration Statement on Form S-3 (File No. 333-89667), filed on October 25, 1999	*
10.30	—	Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado (as Mortgagee) —Incorporated by reference to Exhibit 10.47 to Vornado's Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000	*
10.31**	—	Employment Agreement, dated January 22, 2000, between Vornado Realty Trust and Melvyn Blum—Incorporated by reference to Exhibit 10.49 to Vornado's Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000	*

*
Incorporated by reference

**
Management contract or compensatory agreement.

Exhibit No.
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

*
Incorporated by reference

**
Management contract or compensatory agreement.

Exhibit No.
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

*
Incorporated by reference

**
Management contract or compensatory agreement.

Exhibit No.
10.54	—	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC—Incorporated by reference to Exhibit 10(i)(E)(4) to Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*
10.55	—	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp.—Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*
10.56	—	59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and Vornado Management Corp.—Incorporated by reference to Exhibit 10(i)(F)(2) to Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*
10.57	—	Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty Trust and Steven Roth dated December 29, 1992 —Incorporated by reference to Exhibit 5 to Interstate Properties' Schedule 13D dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002	*
10.58	—	Vornado Realty Trust's 2002 Omnibus Share Plan—Incorporated by reference to Exhibit 4.2 to Vornado's Registration Statement on Form S-8 (File No. 333-102216), filed on December 26, 2002	*
10.59	—	First Amended and Restated Promissory Note from Michael D Fascitelli to Vornado Realty Trust, dated December 17, 2001—Incorporated by reference to Exhibit 10.59 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003	*
10.60**	—	Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002—Incorporated by reference to Exhibit 10.60 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003	*
10.61**	—	Amendment to Employment Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003—Incorporated by reference to Exhibit 10.61 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003	*
10.62**	—	Amendment No. 1 to Deferred Stock Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003—Incorporated by reference to Exhibit 10.62 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003	*
10.63**		Employment agreement between Vornado Realty Trust and Mitchell Schear, dated April 7, 2003—Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003	*
10.64	—	Revolving Credit Agreement, dated as of July 2, 2003 among Vornado Realty L.P., as borrower, Vornado Realty Trust, as general partner, and JPMorgan Chase Bank (as Administrative Agent), Bank of America, N.A. and Citicorp North American, Inc., Deutsche Bank Trust Company Americas and Fleet National Bank, and JPMorgan Chase Bank (in its individual capacity)—Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003	*

*
Incorporated by reference

**
Management contract or compensatory agreement.

Exhibit No.
10.65	—	Guaranty of Payment, made as of July 2, 2003, by Vornado Realty Trust, for the benefit of JPMorgan Chase Bank—Incorporated by reference to Exhibit 10.3 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003	*
10.66	—	Registration Rights Agreement, dated as of July 31, 2003, by and between Vornado Realty Trust and the Unit Holders named therein—Incorporated by reference to Exhibit 10.4 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003	*
10.67	—	Second Amendment to the Registration Rights Agreement, dated as of July 31, 2003, between Vornado Realty Trust and the Unit Holders named therein—Incorporated by reference to Exhibit 10.5 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003	*
10.68	—	Registration Rights Agreement, dated November 17, 2003, between Vornado Realty Trust and Bel Holdings L.L.C.—Incorporated by reference to Exhibit 10.68 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004	*
10.69	—	Registration Rights Agreement, dated April 9, 2003, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto—Incorporated by reference to Exhibit 10.1 to Vornado's Registration Statement on Form S-3 (File No.333-114807), filed on April 23, 2004	*
10.70**	—	Employment Agreement by and between Vornado Realty Trust and Sandeep Mathrani, dated as of February 4, 2002—Incorporated by reference to Exhibit 10.70 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004	*
10.71**	—	First Amendment to the Employment Agreement by and between Vornado Realty Trust and Sandeep Mathrani, dated as of December 12, 2003—Incorporated by reference to Exhibit 10.71 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004	*
10.72**	—	Deferred Stock Agreement by and between Vornado Realty Trust and Sandeep Mathrani, dated as of March 4, 2002—Incorporated by reference to Exhibit 10.72 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004	*
10.73**	—	Promissory Note from Melvyn Blum to Vornado Realty Trust, dated March 11, 2004—Incorporated by reference to Exhibit 10.73 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004	*
15.1	—	Letter regarding unaudited interim financial information
31.1	—	Rule 13a-14 (a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14 (a) Certification of Chief Financial Officer
32.1	—	Section 1350 Certification of the Chief Executive Officer
32.1	—	Section 1350 Certification of the Chief Financial Officer

*
Incorporated by reference

**
Management contract or compensatory agreement.

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
VORNADO REALTY TRUST CONSOLIDATED BALANCE SHEETS
VORNADO REALTY TRUST CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
VORNADO REALTY TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
VORNADO REALTY TRUST NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX