Form 10-K
period 2004-12-31
VORNADO REALTY TRUST
filed 2005-02-25
CIK 899689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  December 31, 2004

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission File Number:  1-11954

VORNADO REALTY TRUST

(Exact name of Registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:  (212) 894-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares of beneficial interest, $.04 par value per share	New York Stock Exchange

Series A Convertible Preferred Shares of beneficial interest, no par value	New York Stock Exchange

8.5% Series B Cumulative Redeemable Preferred Shares of beneficial interest, no par value	New York Stock Exchange

8.5% Series C Cumulative Redeemable Preferred Shares of beneficial interest, no par value	New York Stock Exchange

7.0% Series E Cumulative Redeemable Preferred Shares of beneficial interest, no par value	New York Stock Exchange

6.75% Series F Cumulative Redeemable Preferred Shares of beneficial interest, no par value	New York Stock Exchange

6.625% Series G Cumulative Redeemable Preferred Shares of beneficial interest, no par value	New York Stock Exchange

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

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust as reflected in the table in Item 12 of this Form 10-K at June 30, 2004 was $5,790,469,000.

As of February 1, 2005, there were 127,819,849 of the registrant’s common shares of beneficial interest outstanding.

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 18, 2005.

(1)               The Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of trustees with the Securities and Exchange Commission not later than 120 days after December 31, 2004, portions of which are incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 49 of this Annual Report on Form 10-K.

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

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this annual report on Form 10-K or the date of any document incorporated by reference.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this annual report on Form 10-K.

PART I

ITEM 1.                             BUSINESS

THE COMPANY

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  All references to “We,” “Us,”  “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.  Vornado is the sole general partner of, and owned approximately 87% of the common limited partnership interest in, the Operating Partnership at December 31, 2004.

The Company currently owns directly or indirectly:

Office Properties (“Office”):

(i)        all or portions of 86 office properties aggregating approximately 27.6 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

Retail Properties (“Retail”):

(ii)       94 retail properties in seven states and Puerto Rico aggregating approximately 14.2 million square feet, including 2.8 million square feet built by tenants on land leased from the Company;

Merchandise Mart Properties:

(iii)      8.6 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

(iv)     a 47.6% interest in Americold Realty Trust which owns and operates 88 cold storage warehouses nationwide;

Other Real Estate Investments:

(v)      33% of the outstanding common stock of Alexander’s, Inc. (“Alexander’s”) which has six properties in the greater New York metropolitan area;

(vi)     the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing 0.4 million square feet of retail and office space;

(vii)    a 22.4% interest in The Newkirk Master Limited Partnership (“Newkirk MLP”) which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

(viii)   seven dry warehouse/industrial properties in New Jersey containing approximately 1.7 million square feet;

(ix)      mezzanine loans to real estate related companies; and

(x)       interests in other real estate including a 12.25% interest in GMH Communities L.P. (which owns and manages student and military housing properties throughout the United States), other investments and marketable securities.

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

•                  Investing in fully-integrated operating companies that have a significant real estate component with qualified, experienced operating management and strong growth potential which can benefit from our access to efficient capital;

•                  Developing/redeveloping our existing properties to increase returns and maximize value; and

•                  Providing specialty financing to real estate related companies.

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

2004 ACQUISITIONS AND INVESTMENTS

During the year ended December 31, 2004, the Company has completed $328,600,000 of acquisitions and investments in real estate, of which $246,600,000 related to the retail segment.  In addition, the Company made $183,400,000 of mezzanine loans during 2004 which increased the outstanding balance of Notes and Mortgage Loans Receivable to $440,186,000 at December 31, 2004.  Details of these transactions are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Investment in GMH Communities L.P.

On July 20, 2004, the Company committed to make up to a $159,000,000 convertible preferred investment in GMH Communities L.P. (“GMH”), a partnership focused on the student and military housing sectors.  Distributions accrued on the full committed balance of the investment, whether or not drawn, from July 20, 2004, at a rate of 16.27%.  In connection with this commitment, the Company received a placement fee of $3,200,000.  The Company also purchased for $1,000,000, warrants to acquire GMH common equity.  These warrants entitle the Company to acquire (i) 6,666,667 limited partnership units in GMH at an exercise price of $7.50 per unit and (ii) 5,496,724 limited partnership units, through May 6, 2006, at an exercise price of $9.10 per unit.  As of November 3, 2004, the Company had funded a total of $113,777,000 of the commitment.

On November 3, 2004, GMH Communities Trust (“GCT”) closed its initial public offering (“IPO”) at a price of $12.00 per share.  GCT is a real estate investment trust that conducts its business through GMH, of which it is the sole general partner.  In connection with the IPO, the $113,777,000 previously funded by the Company under the $159,000,000 commitment was repaid, together with accrued distributions of $13,381,000.  The Company also exercised warrants to purchase 6,666,667 limited partnership units at a price of $7.50 per unit, or $50,000,000 in total, which resulted in a gain of $29,500,000.  The Company accounts for its interest in the partnership units on the equity-method based on its 12.25% ownership interest and right to appoint one of its executive officers to GCT’s Board of Trustees.  The Company records its pro-rata share of GMH’s net income or loss on a one-quarter lag basis as the Company files its financial statements on Form 10-K or 10-Q prior to the time GMH files its financial statements.

Under the warrant agreement, the number of GMH partnership units or GCT common shares underlying the warrants is adjusted for dividends declared by GCT.  On December 16, 2004, GCT declared a dividend of $.16 per common share, which increased the number of shares underlying the warrants from 5,496,724 to 5,563,417 and the exercise price was decreased from $9.10 to $8.99 per share.  Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains and losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  In the quarter ended December 31, 2004, the Company recognized income of $24,190,000 from the mark-to-market of these warrants, which were valued using a trinomial option pricing model based on GCT’s closing stock price on the NYSE of $14.10 per share on December 31, 2004.

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

Investment in Sears, Roebuck and Co.

In July and August 2004, the Company acquired an aggregate of 1,176,600 common shares of Sears, Roebuck and Co. (“Sears”) for $41,945,000, an average price of $35.65 per share. Included in the cost is $1,361,000 for a performance-based participation.  These shares are recorded as marketable securities on the Company’s consolidated balance sheet and are classified as “available for sale.”  Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of the Company’s consolidated balance sheet and not recognized in income.  At December 31, 2004, based on Sears’ closing stock price of $51.03 per share, $18,105,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

In August and September 2004, the Company acquired an economic interest in an additional 7,916,900 Sears common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on Sears common shares.  These call and put options have an initial weighted-average strike price of  $39.82 per share, or an aggregate of $315,250,000, expire in April 2006 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points and is credited for the dividends received on the shares.  The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  During the year ended December 31, 2004, the Company recorded net income of $81,730,000, comprised of (i) $88,782,000 from the mark-to-market of the options on December 31, 2004, based on Sears’ closing stock price of $51.03 per share and (ii) $2,295,000 for accrued dividends, partially offset by (i) $5,972,000 for a performance-based participation, (ii) $2,371,000 for the increase in strike price resulting from the LIBOR charge and (iii) $1,004,000 of professional fees.

On November 16, 2004, Kmart Holding Corporation (“Kmart”) and Sears entered into an Agreement and Plan of Merger.  Upon the effective date of the merger, each share of Sears common stock will be converted into the right to receive, at the election of the holder, (i) $50.00 in cash or (ii) 0.50 shares of common stock of the merged company, subject to proration so that 55% of the Sears shares are exchanged for shares of the merged company.

Based on Sears’ most recent filing with the Securities and Exchange Commission, the Company’s aggregate investment in Sears represents 4.2% of Sears’ outstanding common shares.

2004 DISPOSITIONS

On June 29, 2004, the Company sold the Palisades Residential Complex for $222,500,000, which resulted in a net gain on sale after closing costs of $65,905,000.  Substantially all of the proceeds from the sale were reinvested in tax-free “like kind” exchange investments pursuant to Section 1031 of the Internal Revenue Code (“Section 1031”).

On August 12, 2004, the Company sold its Dundalk, Maryland shopping center for $12,900,000, which resulted in a net gain on sale after closing costs of $9,850,000.  Substantially all of the proceeds from the sale have been reinvested in tax-free “like-kind” exchange investments pursuant to Section 1031 .

On November 4, 2004, Americold Realty Trust (“Americold”), owned 60% by the Company, purchased its tenant, AmeriCold Logistics, for $47,700,000 in cash.  On November 18, 2004 the Company and its 40% partner, Crescent Real Estate Equities Company (“CEI”) collectively sold 20.7% of Americold’s common shares to The Yucaipa Companies (“Yucaipa”) for $145,000,000, which resulted in a gain, of which the Company’s share was $18,789,000.  In connection with the governance provisions of the transaction, the Company has the right to appoint three of the five members to Americold’s Board of Trustees.  Consequently, the Company is deemed to exercise control over Americold and on November 18, 2004 began to consolidate Americold’s operations and financial position and no longer accounts for its investment on the equity method.

Further details regarding the Company’s dispositions are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements in this annual report on Form 10-K.

DEVELOPMENT AND REDEVELOPMENT PROJECTS

The Company is currently engaged in various development/redevelopment projects for which it has budgeted approximately $470.0 million.  Of this amount $30.9 million was expended in 2004 (excluding $104.5 million for projects completed in 2004) and $310.0 million is estimated to be expended in 2005.  Below is a description of these projects.

	The Company’s Share of
($ in millions)	Estimated Completion Date	Estimated Project Cost		Costs Expended in Year Ended December 31, 2004	Estimated Costs to Complete
In Progress:
New York Office:
Redevelopment of 7 West 34th Street office space to permanent showroom space for Gift industry manufacturers and wholesalers	2005-2006	$33.0		$.5	$32.5
CESCR:
Crystal City Office space to be vacated by the U.S. Government Patent and Trade Office (“PTO”):
(i)Renovation of buildings (see next page)	2005-2007	75.0	(1)	11.0	64.0
(ii)Cost to retenant	2005-2007	75.0	(1)	—	75.0
Retail:
Green Acres Mall – interior and exterior renovation, construction of an additional 63,600 square feet of free-standing retail space, parking decks and site-work and tenant improvements for B.J.’s Wholesale who will construct its own store(2)	2006	71.0		1.0	69.0
Bergen Mall – expand, re-tenant and redevelop the mall(2)	2008	102.0		1.6	100.0
Strip shopping centers – redevelopment of five properties and one industrial warehouse(2)	2005-2006	54.0		7.2	44.0
715 Lexington Avenue - demolition of existing building and construction of 24,000 square feet of retail space on four floors	Fall 2005	19.0		4.9	12.0
968 Third Avenue (50% interest) – demolition of existing building and construction of 5,700 square feet of retail space on three floors	Spring 2005	6.0		1.8	1.0
Other:
Penn Plaza Signage District – construction of approximately 21 signs at various locations in the Penn Plaza District, of which 10 have been completed as of December 31, 2004	Ongoing	35.0		2.9	20.0
		$470.0		$30.9	$417.5

(1)               Revised from the prior estimate of $90.0 million to renovate the buildings and $60.0 million to re-tenant the space.

(2)               Subject to governmental approvals.

The Company is also in the pre-development phase of other projects including, retail space in the Penn Plaza area, repositioning of the Hotel Pennsylvania, expansion of the Monmouth Mall and renovation of the 2101 L Street office building.

There can be no assurance that any of the above projects will commence or be completed on schedule or on budget.

The Company has substantially completed the following projects during 2004:

	The Company’s Share of
($ in millions)	Project Cost	Costs Expended in Year Ended December 31, 2004	Estimated Costs to Complete
Completed in 2004:
New York City:
640 Fifth Avenue – construction of additional 47,000 square feet of office space and redevelopment of existing building	$64.0	$13.9	$6.0
CESCR:
Crystal Drive Retail – construction of additional 57,000 square feet of retail space and improvements to the infrastructure including streets, signals and signs as part of “way finding” program	43.0	25.5	3.0
Retail:
4 Union Square South – redevelopment of 198,000 square feet, of which 193,000 square feet has been leased to Whole Foods, Forever 21, DSW Shoe Warehouse and Filenes	54.0	29.6	6.0
Strip shopping centers – site work and/or demolition of existing buildings as part of the redevelopment of six properties released to Wal-Mart and Lowes. (each of these locations were previously leased to Bradlees.)	18.0	16.9	—
Merchandise Mart:
350 West Mart Center, Chicago – addition of 40,000 square feet at street level and new lobby and drive	18.0	14.6	2.0
Other:
400 North LaSalle (85% interest) – construction of 381,000 square foot, high-rise rental apartment complex containing 452 apartments	78.0	4.0	1.0
	$275.0	$104.5	$18.0

PTO Space Redevelopment:

The Company plans to redevelop certain office buildings in which the PTO has vacated or will vacate space as their leases expire over the next two years as follows:

		Square Feet Vacated	Square Feet Expiring (in thousands)
		2004	2005				2006
	Total	Q4	Q1	Q2	Q3	Q4	Q1
Taken out of Service:
Crystal Plaza Three	263	263	—	—	—	—	—
Crystal Plaza Four	234	234	—	—	—	—	—
Remaining in Service:
Crystal Plaza Two	181	—	181	—	—	—	—
Crystal Park One	224	13	109	64	—	38	—
Crystal Park Two	406	39	103	77	—	98	89
Crystal Park Three	107	67	—	24	—	—	16
Crystal Park Five	194	—	—	194	—	—	—
Crystal Mall One	180	180	—	—	—	—	—
Other Buildings	150	141	—	—	—	9	—
	1,939	937	393	359	—	145	105

Renovations to Crystal Plaza Three and Four will include new mechanical systems, new restrooms, lobbies and corridors.  These buildings have been taken out of service for redevelopment which is expected to be completed over a 12 to 18 month period.  Renovations to the remaining buildings will consist of common area and exterior renovations to upgrade the buildings that will not be taken out of service.

See page 60 for details of the projected lease up of the PTO space.

FINANCING ACTIVITIES

During 2004, the Company issued (i) $425,000,000 of Cumulative Redeemable Preferred Shares at a weighted average rate of 6.74%, (ii) $55,000,000 Cumulative Redeemable Preferred Units of the Operating Partnership at a weighted average rate of 6.96%, (iii) $46,700,000 of 3.0% Series D-13 preferred units and (iv) redeemed $85,000,000 and $27,500,000 of outstanding Cumulative Redeemable Preferred Shares and Units with a weighted average rate of 8.50% and 8.38%, respectively.  In addition, the Company completed property level financings of $520,000,000 and issued $250,000,000 of senior unsecured notes.  Details of these transactions as well as other financing activities are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

TENANTS WHICH ACCOUNTED FOR OVER 10% OF REVENUES

In 2004, the Company had 106 separate leases with various agencies of the U.S. Government, the rent from which accounted for 12.5% of the Company’s consolidated total revenues.  The loss of this tenant would have a material adverse effect on the Company’s finances as a whole.

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

EMPLOYEES

As of December 31, 2004, the Company and its majority-owned subsidiaries had approximately 2,592 employees, of which 186 were corporate staff.  The Office segment had 269 employees and 1,123 employees of Building Maintenance Services, a wholly-owned subsidiary.  The Retail segment, the Merchandise Mart segment and the Hotel Pennsylvania had 61, 479 and 474 employees, respectively.  This does not include employees of partially-owned entities, including Americold Realty Trust which had 6,058 employees as of December 31, 2004.

SEGMENT DATA

The Company operates in four business segments: Office Properties, Retail Properties, Merchandise Mart Properties and Temperature Controlled Logistics.  The Merchandise Mart segment has trade show operations in Canada.  The Temperature Controlled Logistics segment operates one managed warehouse in Canada.  Information related to the Company’s business segments for the years 2004, 2003 and 2002 is set forth in Note 19. Segment Information to the Company’s consolidated financial statements in this annual report on Form 10-K.

The Company’s principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894-7000.

MATERIALS AVAILABLE ON OUR WEBSITE

Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of the Company, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.vno.com) as soon as reasonably practicable after it is electronically filed with, or furnished to, the Securities and Exchange Commission.  We also have made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines.  In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.

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

Our financial results depend on leasing space in our properties to tenants on economically favorable terms. In addition, because substantially all of our income comes from renting of real property, our income, funds available to pay indebtedness and funds available for distribution to our shareholders will decrease if a significant number of our tenants cannot pay their rent.  If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal costs to enforce those rights. For information regarding the bankruptcy of our tenants, see “Bankruptcy or insolvency of tenants may decrease our revenues and available cash” below.

Bankruptcy or insolvency of tenants may decrease our revenues and available cash.

A number of companies, including some of our tenants, have declared bankruptcy in recent years, and other tenants may declare bankruptcy or become insolvent in the future.  If a major tenant declares bankruptcy or becomes insolvent, the rental property where it leases space may have lower revenues and operational difficulties, and, in the case of our shopping centers, we may have difficulty leasing the remainder of the affected property.  Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of funds from operations available for distribution to our shareholders or the payment of our indebtedness.

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

The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002 which expires in 2005 and (v) rental loss insurance) with respect to its assets.  In April 2004, the Company reviewed its all risk policies and increased its coverage for Acts of Terrorism for each of its New York Office, CESCR Office, Retail and Merchandise Mart divisions.  Below is a summary of the all risk property insurance and terrorism risk insurance for each of the Company’s business segments:

	Coverage Per Occurrence
	All Risk(1)	Sub-Limits for Acts of Terrorism
New York Office	$1,400,000,000	$750,000,000
CESCR Office	1,400,000,000	750,000,000
Retail	500,000,000	500,000,000
Merchandise Mart	1,400,000,000	750,000,000
Temperature Controlled Logistics	225,000,000	225,000,000

(1)          Limited as to terrorism insurance by the sub-limit shown in the adjacent column.

In addition to the coverage above, the Company carries lesser amounts of coverage for terrorist acts not covered by the Terrorism Risk Insurance Act of 2002.  To the extent the Company incurs losses in excess of its insurance coverage, these losses would be born by the Company and could be significant.

The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007, 2009 and 2010 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. Although the Company believes that it has adequate insurance coverage under these agreements, the Company may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  Further if lenders insist on greater coverage than the Company is able to obtain, or if the Terrorism Risk Insurance Act of 2002 is not extended, it could adversely affect the Company’s ability to finance and/or refinance its properties and expand its portfolio.

Our Investments Are Concentrated in the New York City/New Jersey and Washington, D.C. Metropolitan Areas.  Circumstances Affecting These Areas Generally Could Adversely Affect Our Business.

A significant proportion of our properties are in the New York City/New Jersey and Washington, D.C. metropolitan areas and are affected by the economic cycles and risks inherent to those regions.

During 2004, 64.2% of our EBITDA, excluding items that affect comparability, came from properties located in New Jersey and the New York City and Washington, D.C. metropolitan areas.  In addition, we may continue to concentrate a significant portion of our future acquisitions in New Jersey and the New York City and Washington, D.C. metropolitan areas.  Like other real estate markets, the real estate markets in these areas have experienced economic downturns in the past, and we cannot predict how the current economic conditions will impact these markets in both the short and long term.  Further declines in the economy or a decline in the real estate markets in these areas could hurt our financial performance and the value of our properties.  The factors affecting economic conditions in these regions include: space needs of the United States Government, business layoffs or downsizing; industry slowdowns; relocations of businesses; changing demographics; increased telecommuting and use of alternative work places; financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries; infrastructure quality; and any oversupply of or reduced demand for real estate.

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

We have significant investments in large metropolitan areas, including the New York/New Jersey, Washington, D.C. and Chicago metropolitan areas.  Tenants in these areas may choose to relocate their business to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms.  In addition, threatened or actual future terrorist attacks in these areas could directly or indirectly impact our properties.  As a result of the foregoing, the value of our properties and the level of our revenues could decline materially.

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

We have experienced rapid growth in recent years, increasing our total assets from approximately $565 million at December 31, 1996, to approximately $11.6 billion at December 31, 2004.  We may not be able to maintain a similar rate of growth in the future or manage our growth effectively.  Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to pay dividends to our shareholders.

We may acquire or develop new properties and this may create risks.

We may acquire or develop properties or acquire other real estate companies when we believe that an acquisition or development is consistent with our business strategies. We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget. We also may not succeed in leasing newly developed or acquired properties at rents sufficient to cover their costs of acquisition or development and operations.  Difficulties in consummating desired acquisitions and integrating acquisitions may prove costly or time-consuming and could divert management’s attention.

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

As part of an acquisition of a property, we may agree with the seller that we will not dispose of the acquired properties or reduce the mortgage indebtedness on them for significant periods of time unless we pay certain of the resulting tax costs of the seller.  These agreements could result in our holding on to properties that we would otherwise sell and not pay down or refinance indebtedness that we would otherwise pay down or refinance.

For example, subject to limited exceptions, we are restricted from selling or otherwise transferring or disposing of certain properties located in the Crystal City area of Arlington, Virginia or an interest in our division that manages the majority of our office properties in the Washington, D.C. metropolitan area, which we refer to as the CESCR Division, until 2014 with respect to certain properties located in the Crystal City area of Arlington, Virginia or until 2008 with respect to an interest in the CESCR Division.  These restrictions, which currently cover approximately 13.0 million square feet of space, could result in our inability to sell these properties or an interest in the CESCR Division at an opportune time and increase costs to us.

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

Substantially all of Vornado Realty Trust’s assets are held through its Operating Partnership which holds substantially all of its properties and assets through its own subsidiaries. The Operating Partnership therefore depends for substantially all of its cash flow on cash distributions to it by its subsidiaries, and Vornado Realty Trust in turn depends for substantially all of its cash flow on cash distributions to it by the Operating Partnership. The creditors of each of the Vornado Realty Trust’s direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders. Thus, the Operating Partnership’s ability to make distributions to holders of units depends on its subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to the Operating Partnership.

Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to holders of common units of the Operating Partnership, including Vornado Realty Trust. Thus, Vornado Realty Trust ability to pay dividends to holders of its common shares and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to Vornado Realty Trust. As of December 31, 2004, there were 13 series of preferred units of the Operating Partnership not held by Vornado Realty Trust that have preference over Vornado Realty Trust common shares. The total liquidation value of these 13 series of preferred units is approximately $960,900,000.

In addition, Vornado Realty Trust’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, is only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the subsidiary are satisfied.

We have indebtedness, and this indebtedness may increase.

As of December 31, 2004, we had approximately $5.2 billion in total debt outstanding including the Company’s proportionate share of debt of partially-owned entities.  Our ratio of total debt to total enterprise value was 30.4%. When we say “enterprise value” in the preceding sentence, we mean market equity value of Vornado Realty Trust plus total debt outstanding, including the Company’s pro-rata share of partially-owned entities debt, less cash. In the future, we may incur additional debt, and thus increase its ratio of total debt to total enterprise value, to finance acquisitions or property developments.

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

The declaration of trust authorizes the Board of Trustees to cause Vornado Realty Trust to issue additional authorized but unissued common shares or preferred shares; classify or reclassify, in one or more series, any unissued preferred shares; set the preferences, rights and other terms of any classified or reclassified shares that Vornado Realty Trust issues; and increase, without shareholder approval, the number of shares of beneficial interest that Vornado Realty Trust may issue.

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

As of December 31, 2004, Interstate Properties, a New Jersey general partnership, and its partners owned approximately 10.8% of the common shares of Vornado Realty Trust and approximately 27.4% of the common stock of Alexander’s, Inc.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate Properties. Mr. Roth is the Chairman of the Board and Chief Executive Officer of Vornado Realty Trust, the managing general partner of Interstate Properties, the Chief Executive Officer and a director of Alexander’s.

As of December 31, 2004, we owned 33% of the outstanding common stock of Alexander’s. Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander’s has six properties, which are located in the New York City metropolitan area. Mr. Roth and Mr. Fascitelli, the President and a trustee of Vornado Realty Trust, are directors of Alexander’s. Messrs. Mandelbaum, West and Wight are trustees of Vornado Realty Trust and are also directors of Alexander’s.

Prior to the dissolution of Vornado Operating on December 29, 2004, Interstate was also a significant equity holder of Vornado Operating.  When it existed, Vornado Operating’s principal business was operating, as tenant, the cold storage warehouses owned by our partially-owned subsidiary, Americold Realty Trust.  Messrs. Roth and Fascitelli were officers and directors of Vornado Operating.  Mr. Wight was also a director of Vornado Operating.

Because of these overlapping interests, Mr. Roth and Interstate Properties and its partners may have substantial influence over Vornado Realty Trust and Alexander’s and on the outcome of any matters submitted to Vornado Realty Trust or Alexander’s shareholders for approval. In addition, certain decisions concerning the Company’s operations or financial structure may present conflicts of interest among Messrs. Roth, Mandelbaum and Wight and Interstate Properties and the Company’s other equity or debt holders. In addition, Mr. Roth and Interstate Properties and its partners currently and may in the future engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting the Company or Alexander’s, such as which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, by the Company, Interstate Properties and Alexander’s, competition for properties and tenants, possible corporate transactions such as acquisitions and other strategic decisions affecting the future of these entities.

The Company currently manages and leases the real estate assets of Interstate Properties under a management agreement for which the Company receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. The Company earned $726,000, $703,000, and $747,000 of management fees under the management agreement for the years ended December 31, 2004, 2003 and 2002.  Because the Company and Interstate Properties are controlled by the same persons, as described above, the terms of the management agreement and any future agreements between the Company and Interstate Properties may not be comparable to those the Company could have negotiated with an unaffiliated third party.

There may be conflicts of interest between Alexander’s and Us

At December 31, 2004, the Company had loans receivable from Alexander’s of $124,000,000 at an interest rate of 9.0%, including $29,000,000 drawn under a $50,000,000 line of credit.  The maturity date of the loans is the earlier of January 3, 2006 or the date that Alexander’s Lexington Avenue construction loan is finally repaid. The Operating Partnership manages, develops and leases the Alexander’s properties under management and development agreements and leasing agreements under which the Operating Partnership receives annual fees from Alexander’s. These agreements have a one-year term expiring in March of each year, except that the Lexington Avenue management and development agreements have a term lasting until substantial completion of development of the Lexington Avenue property, and are all automatically renewable. Because the Company and Alexander’s share common senior management and because a majority of the trustees of Vornado Realty Trust also constitute the majority of the directors of Alexander’s, the terms of the foregoing agreements and any future agreements between us and Alexander’s may not be comparable to those we could have negotiated with an unaffiliated third party.

Interstate Properties, which is further described above, owned an additional 27.4% of the outstanding common stock of Alexander’s as of December 31, 2004.  Mr. Roth, Chairman of the Board and Chief Executive Officer of Vornado Realty

Trust, is Chief Executive Officer and a director of Alexander’s, and Mr. Fascitelli, President and a trustee of Vornado Realty Trust, is President and a director of Alexander’s.  Messrs. Mandelbaum, West and Wight, trustees of the Company, are also directors of Alexander’s.  Alexander’s common stock is listed on the New York Stock Exchange under the symbol “ALX.”

For a description of Interstate Properties’ ownership of Vornado Realty Trust and Alexander’s, see “Steven Roth and Interstate Properties may exercise substantial influence over the Company. They and some of the Company’s other trustees and officers have interests or positions in other entities that may compete with the Company” above.

The Number of Shares of the Company and the Market for Those Shares Give Rise to Various Risks.

Vornado Realty Trust has many shares available for future sale, which could hurt the market price of its shares.

As of February 1, 2005, we had authorized but unissued, 72,178,522 common shares of beneficial interest, $.04 par value, and 85,610,600 preferred shares of beneficial interest, no par value.  We may issue these additional shares from time to time in public or private offerings or in connection with acquisitions.

In addition, as of February 1, 2005, 17,643,708 Vornado Realty Trust common shares were reserved for issuance upon redemption of Operating Partnership units.  Some of these shares may be sold in the public market after registration under the Securities Act under registration rights agreements between the Company and some holders of units of the Operating Partnership.  These shares may also be sold in the public market under Rule 144 under the Securities Act or other available exemptions from registration.  In addition, Vornado Realty Trust has reserved a number of common shares for issuance under its employee benefit plans, and these common shares will be available for sale from time to time.  Vornado Realty Trust has awarded shares of restricted stock and granted options to purchase additional common shares to some of its executive officers and employees.   Of the authorized but unissued common and preferred shares referenced above, 41,969,628 common and 40,929,336 preferred shares, in the aggregate, were reserved for issuance upon the redemption of Operating Partnership units, under benefit plans, the conversion of outstanding securities or other action not directly in our control.

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

The stock market in recent years has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies generally, and Vornado in particular.

Increased market interest rates may hurt the value of Vornado Realty Trust’s shares.

We believe that investors consider the distribution rate on REIT shares, expressed as a percentage of the market price of the shares, relative to market interest rates as an important factor in deciding whether to buy or sell the shares.  If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate.  Higher interest rates would likely increase our borrowing costs and might decrease funds available for distribution.  Thus, higher market interest rates could cause the market price of Vornado Realty Trust’s shares to decline.

ITEM 2.                             PROPERTIES

The Company currently owns, directly or indirectly, Office properties, Retail properties, Merchandise Mart properties and Temperature Controlled Logistics refrigerated warehouses. The Company also owns or has investments in Alexander’s, Hotel Pennsylvania, The Newkirk Master Limited Partnership, GMH Communities L.P., dry warehouses and industrial buildings.

Office Segment

The Company currently owns all or a portion of 86 office properties containing approximately 27.6 million square feet.  Of these properties, 20 containing 13.4 million square feet are located in the New York City metropolitan area (primarily Manhattan) (the “New York City Office Properties”) and 66 containing 14.2 million square feet are located in the Washington, D.C. and Northern Virginia area (the “CESCR Office Properties”).

New York City Office Properties:

The New York City Office Properties contain 12,607,000 square feet of office space and 805,000 square feet of retail space.  In addition, the New York City Office properties contain five garages totaling 332,000 square feet (1,600 spaces) which are managed by or leased to third parties.  The garage space is excluded from the statistics provided in this section.

The following table sets forth the percentage of the New York City Office Properties 2004 revenue by tenants’ industry:

Industry	Percentage
Retail	13%
Publishing	10%
Government	8%
Legal	7%
Technology	6%
Advertising	6%
Pharmaceuticals	5%
Finance	5%
Service Contractors	5%
Communication	4%
Not-for-Profit	4%
Insurance	4%
Bank Branches	3%
Real Estate	3%
Health Services	3%
Engineering	3%
Other	11%
100%

The Company’s New York City Office properties lease terms generally range from five to seven years for smaller tenant spaces to as long as 15 years for major tenants, and may include extension options at market rates.  Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant’s share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a sub-metered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

Below is a listing of tenants that accounted for 2% or more of the New York City Office Properties revenues in 2004:

Tenant	Square Feet Leased	2004 Revenues	Percentage of New York City Office Revenues	Percentage of Company Revenues
The McGraw-Hill Companies, Inc.	520,000	$20,612,000	3.3%	1.2%
VNU Inc.	515,000	19,544,000	3.2%	1.1%
Sterling Winthrop, Inc.	429,000	18,879,000	3.0%	1.1%
Cablevision/Madison Square Garden L.P./ Rainbow Media Holdings, Inc.	285,000	14,905,000	2.4%	0.9%
Federated Department Stores	357,000	14,622,000	2.4%	0.9%
U.S. Government	639,000	14,411,000	2.3%	0.8%
New York Stock Exchange, Inc.	348,000	14,268,000	2.3%	0.8%

The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the New York City Office properties, excluding garage space, at the end of each of the past five years.

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot (excluding retail space)
2004	13,412,000	95.6%	$41.90
2003	13,253,000	95.8%	37.36
2002	13,957,000	97.3%	35.53
2001	13,953,000	96.2%	32.18
2000	14,049,000	94.9%	30.16

During 2004, the Company leased 1,623,000 square feet of New York City Office space as follows:

	2004 Leasing Activity
Location	Square Feet	Average Initial Rent Per Square Foot(1)

One Penn Plaza	411,000	$39.79
909 Third Avenue	286,000	41.61
888 Seventh Avenue	170,000	54.43
330 Madison Avenue (25% interest)	146,000	39.57
Eleven Penn Plaza	114,000	33.84
Two Penn Plaza	110,000	37.65
640 Fifth Avenue	86,000	68.23
866 U.N. Plaza	84,000	42.22
150 East 58th Street	65,000	46.48
595 Madison	54,000	49.07
90 Park Avenue	24,000	44.02
825 Seventh Avenue (50% interest)	23,000	25.00
689 Fifth Avenue	18,000	49.56
40 Fulton Street	17,000	24.83
1740 Broadway	11,000	30.00
Paramus	4,000	19.06
Total	1,623,000	42.96
Vornado’s Ownership Interest	1,502,000	43.34

(1)     Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

In addition to the office space noted above, the Company leased 51,000 square feet of retail space at a weighted average initial rent of $118.39 per square foot.

The following tables set forth lease expirations for the office and retail portions of the New York City Office Properties as of December 31, 2004, for each of the next 10 years assuming that none of the tenants exercise their renewal options.

Office Space:

Year	Number of Expiring Leases	Square Feet of Expiring Leases		Percentage of New York City Office Square Feet	Annual Escalated Rent of Expiring Leases
					Total	Per Square Foot
2005	170	698,000		5.5%	$29,312,000	$41.99
2006	80	709,000		5.6%	27,592,000	38.92
2007	81	632,000		5.0%	26,494,000	41.92
2008	69	1,171,000	(1)	9.3%	50,180,000	42.85
2009	84	653,000		5.2%	27,271,000	41.76
2010	55	1,043,000		8.3%	43,672,000	41.87
2011	35	863,000		6.8%	43,036,000	49.87
2012	24	860,000		6.8%	30,529,000	35.50
2013	20	584,000		4.6%	22,909,000	39.23
2014	26	351,000		2.8%	16,400,000	46.72

(1)   Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office through 2038 (including six five-year renewal options) for which the annual escalated rent is $8.96 per square foot.

Retail Space (contained in office buildings):

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Retail Square Feet	Annual Escalated Rent of Expiring Leases
				Total	Per Square Foot
2005	11	24,000	3.0%	$1,473,000	$61.38
2006	10	63,000	7.8%	3,028,000	48.06
2007	3	4,000	0.5%	770,000	192.50
2008	5	27,000	3.4%	1,511,000	55.96
2009	6	26,000	3.2%	4,509,000	173.42
2010	4	6,000	0.7%	535,000	89.17
2011	3	9,000	1.1%	667,000	74.11
2012	4	69,000	8.6%	2,406,000	34.87
2013	10	36,000	4.5%	3,629,000	100.56
2014	13	106,000	13.2%	16,719,000	157.73

The following table sets forth the New York City Office Properties owned by the Company as of December 31, 2004:

Location	Approximate Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
NEW YORK (Manhattan)
One Penn Plaza(1)	2,379,000	94.0%	$—
Two Penn Plaza	1,543,000	91.7%	300,000
909 Third Avenue(1)	1,359,000	98.5%	125,000
770 Broadway	1,046,000	99.6%	170,000
Eleven Penn Plaza	1,029,000	96.8%	219,777
90 Park Avenue	890,000	98.5%	—
888 Seventh Avenue(1)	833,000	99.0%	105,000
330 West 34th Street(1)	637,000	99.9%	—
1740 Broadway	567,000	96.1%	—
150 East 58th Street(2)	522,000	90.5%	—
866 United Nations Plaza	349,000	91.1%	48,130
595 Madison (Fuller Building)	307,000	95.1%	—
640 Fifth Avenue	324,000	99.5%	—
40 Fulton Street	240,000	89.4%	—
689 Fifth Avenue	90,000	98.8%	—
7 West 34th Street	424,000	100.0%	—
330 Madison Avenue (25% interest)	784,000	94.1%	60,000
20 Broad Street(1)	466,000	85.3%	—
825 Seventh Avenue (50% interest)	165,000	100.0%	23,104

NEW JERSEY
Paramus	128,000	91.2%	—

Total Office Buildings	14,082,000	95.6%	$1,051,011

Vornado’s Ownership Interest	13,412,000	95.6%	$994,459

(1)   Ground leased.

(2)   Less than 10% of this property is ground leased.

Charles E. Smith Commercial Realty (“CESCR”) Office Properties:

CESCR owns 66 office buildings and a hotel in the Washington D.C. and Northern Virginia area containing 14.2 million square feet, including two buildings taken out of service for redevelopment.  CESCR manages an additional 7.1 million square feet of office and other commercial properties.  In addition, CESCR’s buildings contain 19 garages totaling approximately 7.4 million square feet (25,000 spaces) which are managed by or leased to third parties.  The garage space is excluded from the statistics provided in this section.  As of December 31, 2004, 35 percent of CESCR’s property portfolio is leased to various agencies of the U.S. government.

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

The following table sets forth the percentage of CESCR’s Office properties 2004 revenue by tenants’ industry:

Industry	Percentage

U.S. Government	42%
Government Contractors	29%
Legal Services	4%
Communication	3%
Transportation by Air	3%
Real Estate	3%
Trade Associations	2%
Business Services	2%
Eating and Drinking Places	1%
Health Services	1%
Other	10%
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

Below is a listing of tenants which accounted for 2% or more of the CESCR Office properties revenues during 2004:

Tenant	Square Feet Leased	2004 Revenues	Percentage of CESCR Revenues	Percentage of Company Revenues
U.S. Government (93 separate leases)	5,043,000	$186,315,000	41.9%	10.9%
Science Applications International Corp	499,000	12,631,000	2.8%	0.7%
TKC Communications	305,000	10,221,000	2.3%	0.6%
The Boeing Company	283,000	9,035,000	2.0%	0.5%

The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the CESCR properties at the end of each of the past five years:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2004	14,216,000	91.5%	$30.06
2003	13,963,000	93.9%	29.64
2002	13,395,000	93.6%	29.38
2001	12,899,000	94.8%	28.59
2000	12,495,000	97.9%	27.38

During 2004, the Company leased 2,824,000 square feet of CESCR office space as follows:

Location	Square Feet	Average Initial Rent Per Square Foot(1)

Skylines	762,000	$26.13
Crystal Gateway	529,000	32.53
Crystal Plaza	499,000	29.40
Crystal Park	201,000	32.62
Crystal Square	158,000	32.83
Tysons Dulles	142,000	24.25
Reston Executive	90,000	24.19
Courthouse Plaza	88,000	26.61
Commerce Executive	83,000	19.97
1919 South Eads Street	57,000	33.22
1730 M Street	45,000	31.14
Arlington Plaza	36,000	29.35
Crystal Mall	32,000	29.00
Fairfax Square (20% interest)	30,000	26.75
1101 17th Street	20,000	33.63
1150 17th Street	19,000	34.00
1140 Connecticut Avenue	12,000	33.39
Democracy Plaza	11,000	33.54
1750 Pennsylvania	10,000	38.00
	2,824,000	28.93

(1)   Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

The following table sets forth lease expirations for the CESCR Office Properties as of December 31, 2004 for each of the next 10 years, assuming that none of the tenants exercise their renewal options.

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of CESCR Square Feet	Annual Escalated Rent of Expiring Leases
				Total	Per Square Foot

2005	375	2,909,000	20.5%	$87,280,000	$30.00
2006	195	2,362,000	16.6%	75,044,000	31.77
2007	157	1,075,000	7.6%	33,134,000	30.83
2008	135	1,246,000	8.8%	38,598,000	30.99
2009	126	1,305,000	9.2%	37,874,000	29.02
2010	49	447,000	3.1%	14,152,000	31.66
2011	62	952,000	6.7%	28,391,000	29.81
2012	28	620,000	4.4%	20,743,000	33.46
2013	24	361,000	2.5%	12,172,000	33.70
2014	24	441,000	3.1%	11,236,000	25.47

The above table includes 1,002,000 square feet leased to the U.S. Patent and Trademark Office (“PTO”) in the Crystal City submarket.  Of this square feet, 393,000 expires in Q1 2005, 359,000 expires in Q2 2005, 145,000 expires in Q4 2005 and 105,000 expires in Q1 2006.  In addition, the PTO vacated 937,000 square feet in the fourth quarter of 2004, of which 497,000 has been taken out of service, and will vacate another 1,002,000 square feet during 2005 and the first quarter of 2006.  As of February 1, 2005, the Company has leased 416,000 square feet of the PTO space vacated.  Of this space, 262,000 square feet was leased to the Federal Supply Service which will be relocated from 240,000 square feet in other Crystal City buildings, 122,000 square feet was leased to the Public Broadcasting Service and 32,000 square feet was leased to Lockheed Martin.

Below is a comparison of the Company’s actual leasing activity to the Company’s projection for the lease-up of this space:

	Square Feet Leased (in thousands)
Period in which rent commences:	Projection	Actual Through February 1, 2005
Q4 2004	—	32
Q3 2005	—	122
Q4 2005	247	—
Q1 2006	793	262
Q2 2006	404	—
Q3 2006	252	—
Q4 2006	98	—
Q1 2007	145	—
	1,939	416

Straight-line rent per square foot for the actual square feet leased is $32.34 as compared to $31.94 projected.  Actual tenant improvements and leasing commissions per square foot is $45.25 as compared to $45.28 projected.

The Company’s original redevelopment plans for the PTO space included taking Crystal Park One and Crystal Plaza Three and Four out of service.  Plans for Crystal Plaza Three and Four have not changed.  Current plans for Crystal Park One are to lease its 224,000 square feet to private sector tenants which will not require taking the building out of service, as opposed to leasing it to another government agency which would have required taking it out of service.  As a result, the Company will recognize approximately $4,000,000 of expense in 2005, which under the original plan would have been capitalized as part of development costs.

The following table sets forth the CESCR Office Properties owned by the Company as of December 31, 2004:

Location/Complex	Number of Buildings		Approximate Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
Crystal Mall	4		1,067,000	85.9%	$48,618
Crystal Plaza	7	(1)	1,231,000	85.4%	—
Crystal Square	4		1,420,000	95.0%	185,296
Crystal City Hotel	1		266,000	100%	—
Crystal City Shops	1		47,000	100%	—
Crystal Gateway	5		1,465,000	93.9%	203,928
Crystal Park	5		2,180,000	89.0%	253,238
1919 S. Eads Street	1		97,000	98.5%	11,952
Total Crystal City	28		7,773,000	91.0%	703,032
Skyline	8		2,542,000	93.7%	194,897
Courthouse Plaza(2)	2		624,000	95.7%	77,153
1101 17th Street	1		207,000	96.7%	25,537
1730 M Street	1		190,000	82.7%	15,944
1140 Connecticut Avenue	1		179,000	90.8%	18,888
1150 17th Street	1		227,000	76.6%	30,838
1750 Pennsylvania Avenue	1		259,000	97.9%	48,876
2101 L Street	1		354,000	99.5%	—
Democracy Plaza I(2)	1		210,000	91.2%	26,095
Tysons Dulles	3		484,000	93.8%	—
Commerce Executive	3		382,000	74.9%	51,796
Reston Executive	3		487,000	91.1%	71,197
South Capitol	3		58,000	96.9%	—
Fairfax Square (20% interest)	3		524,000	90.7%	67,215
Kaempfer equity interests (.1% to 10% interests)	6		3,437,000	99.4%	491,869

Total Office Buildings	66		17,937,000	92.1%	$1,823,337
Vornado’s Ownership Interest	66		14,216,000	91.5%	$1,296,549

Assets Held for Sale:
Arlington Plaza	1		179,000	93.3%	$14,691

(1)   Includes Crystal Plaza Three and Four containing an aggregate of 497,000 square feet which have been taken out of service for redevelopment and not included in Percent Leased.

(2)   Ground leased.

Retail Segment

The Company owns 94 retail properties, of which 51 are strip shopping centers located in the Northeast and Mid-Atlantic; 25 are supermarkets in Southern California; five are regional malls located in New York, New Jersey and San Juan, Puerto Rico; and 13 are retail properties located in New York City.  The Company’s strip shopping centers and malls are generally located on major regional highways in mature, densely populated areas.  The Company believes these properties attract consumers from a regional, rather than a neighborhood market place because of their location on regional highways.

The Company’s strip shopping centers contain an aggregate of 9.2 million square feet and are substantially (over 80%) leased to large stores (over 20,000 square feet).  Tenants include destination retailers such as discount department stores, supermarkets, home improvement stores, discount apparel stores and membership warehouse clubs.  Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price and location.

The Company’s five regional malls are as follows :

The Green Acres Mall in Long Island, New York contains 1.6 million square feet, and is anchored by four major department stores: Sears, J.C. Penney and Company, Inc., Federated Department Stores, Inc. (“Federated”) doing business as Macy's and Macy’s Men’s Furniture Gallery (formerly “Sterns”).  The complex also includes The Plaza at Green Acres, a 175,000 square foot strip shopping center which is anchored by Wal-Mart and National Wholesale Liquidators.  The Company plans to renovate the interior and exterior of the mall.  In addition, the Company has entered into a ground lease with B.J.’s Wholesale Club who will construct its own free-standing store in the mall complex.  Further, the Company will construct 63,600 square feet of free-standing retail space and parking decks in the complex, subject to governmental approvals.  The expansion and renovation are expected to be completed in 2006.

The Monmouth Mall in Eatontown, New Jersey, owned 50% by the Company, contains 1.4 million square feet and is anchored by four department stores; Macy’s, Lord & Taylor, J.C. Penney and Boscovs, three of which own their stores aggregating 719,000 square feet.

The Bergen Mall in Paramus, New Jersey, contains 903,000 square feet.  The Company has entered into agreements to terminate its lease with Macy’s effective April 2005 and its lease with Value City effective January 2006.  Under these agreements, in January 2005, the Company received $2,000,000 from Macy’s and paid $12,000,000 to Value City, both of which were reflected in the acquisition price of the mall.  The Company plans to expand, re-tenant and redevelop the mall subject to governmental approvals and anticipates taking the mall out of service in phases beginning in the second quarter of 2005.

The Montehiedra Mall in San Juan, Puerto Rico, contains 554,000 square feet and is anchored by Home Depot, Kmart, and Marshalls.

The Las Catalinas Mall in San Juan, Puerto Rico, contains 354,000 square feet and is anchored by Kmart and Sears, which owns its store.

2004 Retail Property Acquisitions

On February 3, 2004, the Company acquired the Forest Plaza Shopping Center for approximately $32,500,000, of which $14,000,000 was paid in cash and $18,500,000 was debt assumed.  Forest Plaza is a 165,000 square foot shopping center located in Staten Island, New York.

On March 19, 2004, the Company acquired a 62,000 square foot free-standing retail building located at 25 W. 14th Street in Manhattan for $40,000,000 in cash.

On July 29, 2004, the Company acquired a real estate portfolio containing 25 supermarkets for $65,000,000 in cash.  These properties, all of which are all located in Southern California and contain an aggregate of approximately 766,000 square feet, were purchased from the Newkirk MLP, in which the Company currently owns a 22.4% interest.  The supermarkets are net leased to Stater Brothers for an initial term expiring in 2008, with six 5-year extension options.  Stater Brothers is a Southern California regional grocery chain that operates 158 supermarkets and has been in business since 1936.

On August 30, 2004, the Company acquired 99-01 Queens Boulevard, a 68,000 square foot free-standing building in Forest Hills, New York for $26,500,000 in cash.

On November 2, 2004, the Company acquired a 50% joint venture interest in a 92,500 square foot property located at Broome Street and Broadway in New York City.  The Company contributed $4,462,000 of equity and provided a $24,000,000 bridge loan with interest at 10% per annum.  Upon the refinancing of the bridge loan, which is expected to close in the second quarter of 2005, the Company will be repaid $15,106,000 and the balance of $8,894,000 will remain in the venture as additional equity.

On November 12, 2004 and December 1, 2004, the Company acquired two shopping centers aggregating 185,000 square feet, in Lodi, New Jersey and Long Island (Inwood), New York, for a total purchase price of $36,600,000 in cash plus $10,900,000 of assumed debt.

In December 2004, the Company acquired two retail condominiums aggregating 12,000 square feet, located at 386 and 387 West Broadway in New York City for $16,900,000 in cash plus $4,700,000 of assumed debt.

The following table sets forth the percentage of the Retail Properties 2004 revenues by type of retailer:

Industry	Percentage
Department Stores	20%
Family Apparel	14%
Supermarkets	10%
Home Improvement	8%
Restaurants	6%
Home Entertainment and Electronics	6%
Women’s Apparel	5%
Other	31%
100%

The Company’s shopping center lease terms range from five years or less in some instances for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for additional rents based on a percentage of tenants’ sales and pass through to tenants of the tenants’ share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant’s direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 1% of total shopping center revenues in 2004.  None of the tenants in the Retail segment accounted for more than 10% of the Company’s 2004 total revenues.

Below is a listing of tenants which accounted for 2% or more of the Retail properties revenues in 2004:

Tenant	Square Feet	2004 Revenues	Percentage of Retail Revenues	Percentage of Company Revenues

Wal-Mart/Sam’s Wholesale	1,561,000	$13,561,000	5.5%	.8%
Stop & Shop Companies, Inc, (Stop & Shop)	311,000	10,177,000	4.1%	.6%
The Home Depot, Inc	630,000	9,986,000	4.0%	.6%
Kohl’s	698,000	7,347,000	3.0%	.4%
Hennes & Mauritz	60,000	7,317,000	2.9%	.4%
Federated Department Stores	705,000	6,155,000	2.5%	.4%
Shop Rite	364,000	5,406,000	2.2%	.3%
The TJX Companies, Inc.	389,000	5,057,000	2.0%	.3%

See Item 3. Legal Proceedings for details of Stop & Shop litigation.

The aggregate occupancy rate for the 14,210,000 square feet of retail properties at December 31, 2004 is 93.9%.  The following sets forth the occupancy rate and the average annual base rent per square foot for the Strip Shopping Centers and Regional Malls at the end of each of the past five years.

Strip Shopping Centers:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Base Rent Per Square Foot
2004	9,931,000	94.5%	$12.00
2003	8,798,000	92.3%	11.91
2002	9,295,000	85.7%	11.11
2001	9,008,000	89.0%	10.60
2000	9,000,000	91.1%	10.72

Regional Malls:

	Rentable	Occupancy	Average Annual Base Rent Per Square Foot
As of December 31,	Square Feet	Rate	Mall Tenants	Total
2004	3,766,000	93.1%	$33.05	$17.32
2003	3,766,000	94.1%	31.08	16.41
2002	2,875,000	95.4%	27.79	17.15
2001	2,293,000	98.7%	34.04	15.31
2000	2,293,000	95.5%	32.05	14.84

Manhattan Retail and Other:

Manhattan retail is comprised of 13 properties containing 513,000 square feet.

The following table sets forth the lease expirations for the Retail Properties as of December 31, 2004 for each of the next 10 years assuming that none of the tenants exercise their renewal options.

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Retail Square Feet	Annual Rent of Expiring Leases
				Total	Per Square Foot

2005	152	869,000	6.1%	$14,327,000	$16.49
2006	89	799,000	5.6%	7,593,000	9.50
2007	127	556,000	3.9%	11,009,000	19.81
2008	136	1,495,000	10.5%	16,293,000	10.90
2009	102	729,000	5.1%	11,505,000	15.78
2010	57	590,000	4.1%	9,048,000	15.34
2011	48	787,000	5.5%	11,069,000	14.06
2012	43	416,000	2.9%	6,346,000	15.25
2013	62	857,000	6.0%	13,065,000	15.24
2014	62	906,000	6.4%	13,029,000	14.38

During 2004, the Company leased 1,021,000 square feet of Retail space as follows:

	2004 Leasing Activity
Location	Square Feet	Average Initial Rent Per Square Foot(1)

Green Acres Mall, Valley Stream, NY	276,000	$18.46
Albany (Menands), NY	104,000	9.00
Woodbridge, NJ	60,000	13.84
Freeport, NY	55,000	17.50
East Hanover I, NJ	48,000	19.93
Dover, NJ	46,000	10.79
York, PA	46,000	6.07
Totowa, NJ	45,000	13.65
Towson, MD	42,000	6.26
Bethlehem, PA	35,000	5.31
Monmouth Mall, Eatontown, NJ (50%)	33,000	21.10
Middletown, NJ	32,000	14.29
Montehiedra, Puerto Rico	25,000	32.83
Jersey City, NJ	21,000	17.43
Lawnside, NJ	20,000	12.50
Las Catalinas, Puerto Rico	17,000	47.34
Cherry Hill, NJ	16,000	15.67
Lancaster, PA	15,000	4.50
Waterbury, CT	14,000	14.95
Bricktown, NJ	11,000	20.78
Union, NJ	11,000	32.50
Hackensack, NJ	9,000	33.33
Bensalem, PA	6,000	16.50
Chicopee, MA	6,000	14.17
North Plainfield, NJ	5,000	22.38
Bergen Mall, Paramus, NJ	4,000	32.51
East Hanover II, NJ	3,000	18.00
Turnersville, NJ	3,000	7.63
Watchung, NJ	3,000	15.50
25 W. 14th Street, Manhattan, NY	2,000	95.00
Kearny, NJ	2,000	28.00
Manalapan, NJ	2,000	57.50
Staten Island, NY	2,000	35.34
Morris Plains, NJ	1,000	90.00
4 Union Square South, Manhattan, NY	1,000	136.78
	1,021,000	16.33

(1)   Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

The following table sets forth the Retail Properties owned by the Company as of December 31, 2004:

	Approximate Leasable Building Square Footage
Location	Owned/ Leased by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
REGIONAL MALLS:
Green Acres Mall, Valley Stream, NY(1)	1,517,000	79,000	95.8%	$152,819
Monmouth Mall, Eatontown, NJ (50% ownership)	718,000	—	96.1%	135,000
Montehiedra, Puerto Rico	554,000	—	89.1%	58,019
Las Catalinas, Puerto Rico	354,000	—	97.1%	65,696
Bergen Mall, Paramus, NJ	893,000	10,000	87.7%	—
Total Regional Malls	4,036,000	89,000	93.4%	$411,534
Vornado’s ownership interest	3,677,000	89,000	93.1%	$344,034
STRIP SHOPPING CENTERS:
NEW JERSEY
Bordentown	179,000	—	95.0%	$7,893	(2)
Bricktown	260,000	3,000	98.6%	15,951	(2)
Cherry Hill	58,000	206,000	90.5%	14,670	(2)
Delran	169,000	3,000	95.5%	6,288	(2)
Dover	173,000	—	78.2%	7,190	(2)
East Brunswick	221,000	10,000	100.0%	22,273	(2)
East Hanover I and II	348,000	—	99.0%	26,703	(2)
Hackensack	209,000	60,000	100.0%	24,470	(2)
Jersey City	47,000	173,000	100.0%	18,733	(2)
Kearny	40,000	66,000	92.4%	3,657	(2)
Lawnside	142,000	3,000	92.5%	10,366	(2)
Lodi	171,000	—	100.0%	9,186	(2)
Lodi II	85,000	—	100.0%	12,228
Manalapan	196,000	2,000	100.0%	12,260	(2)
Marlton	174,000	7,000	95.0%	11,921	(2)
Middletown	180,000	52,000	95.4%	16,092	(2)
Montclair	18,000	—	100.0%	1,881	(2)
Morris Plains	176,000	1,000	100.0%	11,780	(2)
North Bergen	7,000	55,000	100.0%	3,878	(2)
North Plainfield(1)	219,000	—	89.5%	10,649	(2)
Totowa	178,000	139,000	100.0%	28,898	(2)
Turnersville	89,000	7,000	100.0%	3,998	(2)
Union	120,000	159,000	98.4%	32,818	(2)
Watchung	50,000	116,000	98.3%	13,241	(2)
Woodbridge	88,000	140,000	96.1%	21,631	(2)
Total New Jersey	3,597,000	1,202,000	96.6%	348,655
NEW YORK
Albany (Menands)	140,000	—	74.0%	6,083	(2)
Buffalo (Amherst)(1)	185,000	112,000	81.1%	6,855	(2)
Freeport	167,000	—	100.0%	14,480	(2)
New Hyde Park(1)	101,000	—	100.0%	7,309	(2)
Inwood	100,000	—	100.0%	—
North Syracuse(1)	—	98,000	100.0%	—
Rochester (Henrietta)(1)	148,000	—	57.9%	—
Rochester	—	205,000	100.0%	—
Staten Island	165,000	—	94.3%	20,923
Total New York	1,006,000	415,000	88.4%	55,650

	Approximate Leasable Building Square Footage
Location	Owned/ Leased by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
PENNSYLVANIA
Allentown	269,000	354,000	96.9%	22,741	(2)
Bensalem	122,000	8,000	96.1%	6,284	(2)
Bethlehem	159,000	—	98.2%	3,977	(2)
Broomall	147,000	22,000	86.5%	9,563	(2)
Glenolden	10,000	92,000	100.0%	7,172	(2)
Lancaster	58,000	170,000	100.0%	—
Levittown	105,000	—	100.0%	3,213	(2)
10th and Market Streets, Philadelphia	271,000	—	76.2%	8,760	(2)
Upper Moreland	122,000	—	100.0%	6,799	(2)
York	111,000	—	66.1%	4,021	(2)
Total Pennsylvania	1,374,000	646,000	92.5%	72,530
MARYLAND
Baltimore (Towson)	152,000	—	64.4%	11,144	(2)
Glen Burnie	65,000	56,000	100.0%	5,735	(2)
Total Maryland	217,000	56,000	80.2%	16,879
CONNECTICUT
Newington	43,000	140,000	100.0%	6,405	(2)
Waterbury	146,000	—	92.2%	6,038	(2)
Total Connecticut	189,000	140,000	96.5%	12,443
MASSACHUSETTS
Chicopee	—	118,000	100.0%	—
Milford(1)	83,000	—	100.0%	—
Springfield	8,000	117,000	100.0%	3,057	(2)
Total Massachusetts	91,000	235,000	100.0%	3,057
SUPERMARKETS:
CALIFORNIA
Anaheim	26,000	—	100.0%	—
Barstow	30,000	—	100.0%	—
Beaumont	29,000	—	100.0%	—
Calimesa	29,000	—	100.0%	—
Colton	73,000	—	100.0%	—
Colton	26,000	—	100.0%	—
Corona(1)	33,000	—	100.0%	—
Costa Mesa	18,000	—	100.0%	—
Costa Mesa	17,000	—	100.0%	—
Desert Hot Springs	29,000	—	100.0%	—
Fontana	26,000	—	100.0%	—
Garden Grove	26,000	—	100.0%	—
Mojave(1)	34,000	—	100.0%	—
Moreno Valley	30,000	—	100.0%	—
Ontario	24,000	—	100.0%	—
Orange	26,000	—	100.0%	—
Rancho Cucamonga	24,000	—	100.0%	—
Rialto	29,000	—	100.0%	—
Riverside	42,000	—	100.0%	—
Riverside	39,000	—	100.0%	—
San Bernadino	40,000	—	100.0%	—
San Bernadino	30,000	—	100.0%	—
Santa Ana	26,000	—	100.0%	—
Westminister	26,000	—	100.0%	—
Yucaipa	31,000	—	100.0%	—
Total California	763,000	—	100.0%	—
Total	7,237,000	2,694,000	94.5%	$509,214

	Approximate Leasable Building Square Footage
Location	Owned/ Leased by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
OTHER RETAIL:
NEW YORK (Manhattan)
1135 Third Avenue	25,000	—	100.0%	—
4 Union Square South	198,000	—	97.5%	—
25 W. 14th Street	62,000	—	89.5%	—
386 W. Broadway	3,000	—	100.0%	5,084
387 W. Broadway	9,000	—	59.1%	—
424 Sixth Avenue	10,000	—	100.0%	—
435 Seventh Avenue	43,000	—	100.0%	—
478-486 Broadway (50%)	93,000	—	83.0%	—
484 Eighth Avenue	14,000	—	100.0%	—
715 Lexington Avenue (in development)(1)	32,000	—	—	—
825 Seventh Avenue	3,000	—	100.0%	—
968 Third Avenue (50%) (in development)	—	—	—	—
NEW YORK (Queens) 99-01 Queens Boulevard	68,000	—	55.0%	—
Total Other Retail	560,000	—	88.1%	$5,084
Total Retail Space	11,833,000	2,783,000	94.0%	$925,832
Vornado’s Ownership Interest	11,427,000	2,783,000	93.9%	$858,332

ASSETS HELD FOR SALE:
Vineland, New Jersey	143,000	—	0%	$—

(1)   100% ground and/or building leasehold interest; other than Green Acres, where approximately 10% of the ground is leased.

(2)   These encumbrances are cross collateralized under a blanket mortgage in the amount of $476,063,000 at December 31, 2004.

Merchandise Mart Segment

The Merchandise Mart Properties are a portfolio of 8 properties containing an aggregate of 8.6 million square feet.

Below is a breakdown of square feet by location and use as of December 31, 2004.

			Showroom
(Amounts in thousands)	Total	Office	Total	Permanent	Temporary Trade Show	Retail
Chicago, Illinois
Merchandise Mart	3,446	1,029	2,336	1,950	386	81
350 West Mart Center	1,210	1,066	144	144	—	—
33 N. Dearborn	334	320	—	—	—	14
Other	19	—	—	—	—	19
Total Chicago, Illinois	5,009	2,415	2,480	2,094	386	114

HighPoint, North Carolina
Market Square Complex	1,749	—	1,734	1,174	560	15
National Furniture Mart	259	—	259	259	—	—
Total HighPoint, North Carolina	2,008	—	1,993	1,433	560	15

L.A. Mart	783	—	783	729	54	—

Washington, D.C.
Washington Design Center	393	60	333	333	—	—
Washington Office Center	397	362	—	—	—	35
Total Washington, D.C.	790	422	333	333	—	35

Total Merchandise Mart Properties	8,590	2,837	5,589	4,589	1,000	164

Occupancy rate	96.9%	96.0%	97.6%			89.4%

The Merchandise Mart Properties also contain seven parking garages totaling 1,150,000 square feet (3,500 spaces).  The garage space is excluded from the statistics provided in this section.

Office Space

The following table sets forth the percentage of the Merchandise Mart Properties 2004 office revenues by tenants’ industry during 2004:

Industry	Percentage
Service	31%
Government	23%
Banking	15%
Telecommunications	12%
Insurance	6%
Pharmaceutical	4%
Publications	4%
Other	5%
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

Below is a listing of the Merchandise Mart Properties office tenants which accounted for 2% or more of the Merchandise Mart Properties’ revenues in 2004:

Tenant	Square Feet Leased	2004 Revenues	Percentage of Segment Revenues	Percentage of Company Revenues
U.S. Government	344,000	$12,401,000	5.2%	.7%
SBC Ameritech	234,000	6,829,000	2.9%	.4%
Bank of America	205,000	5,461,000	2.3%	.3%
WPP Group	228,000	5,252,000	2.2%	.3%

The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the Merchandise Mart Properties’ office space at the end of each of the past five years.

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2004	2,837,000	96.0%	$24.87
2003	2,825,000	92.6%	25.23
2002	2,838,000	91.7%	24.00
2001	2,841,000	89.2%	23.84
2000	2,869,000	90.2%	23.52

During 2004, the Company leased 568,740 square feet of Merchandise Mart Properties office space as follows:

	2004 Leasing Activity
	Square Feet	Average Initial Rent Per Square Foot(1)
350 West Mart Center	359,339	$21.38
Merchandise Mart	120,898	23.08
33 North Dearborn Street	62,561	25.42
Washington Design Center	15,210	36.00
Washington Office Center	10,732	35.83
Total	568,740	22.85

(1)   Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

The following table sets forth lease expirations for the Merchandise Mart Properties office space as of December 31, 2004 for each of the next 10 years assuming that none of the tenants exercise their renewal options.

			Percentage of Merchandise Mart Office Square Feet
Year	Number of Expiring Leases	Square Feet of Expiring Leases		Annual Escalated Rent of Expiring Leases
				Total	Per Square Foot
2005	29	159,000	5.6%	$3,633,000	$22.82
2006	18	166,000	5.8%	4,077,000	24.59
2007	17	228,000	8.0%	5,433,000	23.79
2008	20	276,000	9.7%	6,394,000	23.15
2009	13	295,000	10.3%	7,233,000	24.53
2010	4	364,000	12.8%	12,205,000	33.50
2011	2	193,000	6.7%	5,902,000	30.51
2012	2	45,000	1.5%	1,167,000	25.70
2013	11	135,000	4.9%	3,665,000	27.18
2014	4	85,000	2.9%	2,371,000	27.84

Showroom Space

The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users.  The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, gifts, carpet, residential furnishings, building products, crafts, apparel and design industries.  Merchandise Mart Properties own and operate five of the leading furniture and gifts trade shows including the contract furniture industry’s largest annual trade show, NeoCon, which attracts over 45,000 attendees each June and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry’s semi-annual (April and October) market weeks which occupy over 11,500,000 square feet in the High Point, North Carolina region.

The following table sets forth the percentage of the Merchandise Mart Properties 2004 showroom revenues by tenants’ industry:

Industry	Percentage
Residential Design	25%
Gift	21%
Residential Furnishings	17%
Contract Furnishings	14%
Market Suites	14%
Casual Furniture	4%
Building Products	3%
Apparel	2%
100%

The following table sets forth the occupancy rate and the average escalated rent per square foot for this space at the end of each of the past five years.

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2004	5,589,000	97.6%	$23.08
2003	5,640,000	95.1%	22.35
2002	5,528,000	95.2%	21.46
2001	5,532,000	95.5%	22.26
2000	5,044,000	97.6%	22.85

During 2004, the Company leased 1,037,536 square feet of Merchandise Mart Properties showroom space as follows:

	2004 Leasing Activity
	Square Feet	Average Initial Rent Per Square Foot(1)
Market Square Complex	438,740	$16.31
Merchandise Mart	374,604	30.57
L.A. Mart	130,798	17.92
350 West Mart Center	50,939	23.39
Washington Design Center	42,455	31.99
Total	1,037,536	22.65

(1)   Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

The following table sets forth lease expirations for the Merchandise Mart Properties showroom space as of December 31, 2004 for each of the next 10 years assuming that none of the tenants exercise their renewal options.

			Percentage of Merchandise Mart Showroom Square Feet	Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases		Total	Per Square Foot

2005	239	576,000	10.6%	$13,269,000	$23.06
2006	254	585,000	10.7%	15,212,000	26.02
2007	237	1,004,000	18.4%	21,576,000	21.49
2008	149	547,000	10.0%	13,472,000	24.63
2009	137	556,000	10.2%	13,233,000	23.78
2010	54	337,000	6.2%	8,867,000	26.27
2011	31	167,000	3.1%	4,714,000	28.25
2012	8	50,000	0.9%	1,557,000	31.32
2013	43	267,000	4.9%	7,854,000	29.42
2014	18	158,000	2.9%	3,230,000	20.44

Retail Space

The Merchandise Mart Properties portfolio also contains approximately 180,000 square feet of retail space which was 89.4% occupied at December 31, 2004.

The following table sets forth the Merchandise Mart Properties owned by the Company as of December 31, 2004:

Location	Approximate Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
ILLINOIS
Merchandise Mart, Chicago	3,446,000	97.1%	$—
350 West Mart Center, Chicago	1,210,000	96.0%	—
33 North Dearborn Street, Chicago	334,000	92.0%	—
Other (50% interest)	19,000	95.6%	12,480
Total Illinois	5,009,000	96.5%	12,480

WASHINGTON, D.C.
Washington Office Center	397,000	99.2%	—
Washington Design Center	393,000	99.6%	48,000
Total Washington, D.C.	790,000	99.2%	48,000

HIGH POINT, NORTH CAROLINA
Market Square Complex	2,008,000	98.9%	108,000

CALIFORNIA
L.A. Mart	783,000	92.2%	—
Total Merchandise Mart Properties	8,590,000	96.9%	$168,480

Temperature Controlled Logistics Segment

Prior to November 18, 2004, the Company owned a 60% interest in Vornado Crescent Portland Partnership (“VCPP”) which owned Americold Realty Trust (“Americold”).  Americold owns 88 temperature controlled warehouses, all of which were leased to AmeriCold Logistics.  On November 4, 2004, Americold purchased its tenant, AmeriCold Logistics, for $47,700,000 in cash.  On November 18, 2004, the Company and its 40% partner, Crescent Real Estate Equities Company (“CEI”) collectively sold 20.7% of Americold’s common shares to The Yucaipa Companies (“Yucaipa”) for $145,000,000, which resulted in a gain, of which the Company’s share was $18,789,000. The sale price was based on a $1.450 billion valuation for Americold before debt and other obligations.  Yucaipa is a private equity firm with significant expertise in the food distribution, logistics and retail industries.  Upon closing of the sale to Yucaipa on November 18, 2004, Americold is owned 47.6% by the Company, 31.7% by CEI and 20.7% by Yucaipa. Pursuant to the sales agreement: (i) Yucaipa may earn a promote of 20% of the increase in the value of Americold through December 31, 2007, limited to 10% of the Company’s and CEI’s remaining interest in Americold; (ii) the annual asset management fee payable by CEI to the Company has been reduced from approximately $5,500,000 to $4,548,000, payable quarterly through October 30, 2027.  CEI, at its option, may terminate the payment of this fee at any time after November 2009, by paying the Company a termination fee equal to the present value of the remaining payments through October 30, 2027, discounted at 10%.  In addition, CEI is obligated to pay a pro rata portion of the termination fee to the extent it sells a portion of its equity interest in Americold; and (iii) VCPP was dissolved.  The Company has the right to appoint three of the five members to Americold’s Board of Trustees.  Consequently, the Company is deemed to exercise control over Americold and, on November 18, 2004, the Company began to consolidate the operations and financial position of Americold into its accounts and no longer accounts for its investment on the equity method.

AmeriCold Logistics, headquartered in Atlanta, Georgia, provides the food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production, distribution and public facilities.  In addition, AmeriCold Logistics manages facilities owned by its customers for which it earns fixed and incentive fees.  Production facilities typically serve one or a small number of customers, generally food processors that are located nearby. Customers store large quantities of processed or partially processed products in these facilities until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers’ finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. Public facilities generally serve the needs of local and regional customers under short-term agreements. Food manufacturers and processors use these facilities to store capacity overflow from their production facilities or warehouses. AmeriCold Logistics’ transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics’ temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

AmeriCold Logistics’ customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations.  Below is a listing of customers which accounted for 2% or more of AmeriCold Logistics’ revenue in 2004:

(Amounts in thousands)	2004 Revenues	Percentage of Temperature Controlled Logistics Revenues
H.J. Heinz & Co.	$111,872	16.0%
Con-Agra Foods, Inc.	79,192	11.3%
Altria Group Inc. (Kraft Foods).	46,825	6.7%
Sara Lee Corp.	34,913	5.0%
Tyson Foods, Inc.	27,757	4.0%
General Mills	27,057	3.9%
Schwan Corporation	23,690	3.4%
McCain Foods, Inc.	22,187	3.2%

On November 18, 2004, Tony Schnug became Chief Executive Officer of Americold.  Mr. Schnug is a partner of The Yucaipa Companies responsible for conducting due diligence of potential acquisitions and oversees management of portfolio companies on strategy and operational issues.  Previously, Mr. Schnug was an executive officer of Yucaipa portfolio companies including Fred Meyer, Ralphs and Food 4 Less with responsibilities covering logistics, manufacturing and construction.

The following table sets forth certain information for the Temperature Controlled Logistics properties as of December 31, 2004:

Property	Cubic Feet	Square Feet
	(in millions)	(in thousands)

ALABAMA
Birmingham	2.0	85.6
Montgomery	2.5	142.0
Gadsden(1)	4.0	119.0
Albertville	2.2	64.5
	10.7	411.1
ARIZONA
Phoenix	2.9	111.5

ARKANSAS
Fort Smith	1.4	78.2
West Memphis	5.3	166.4
Texarkana	4.7	137.3
Russellville	5.6	164.7
Russellville	9.5	279.4
Springdale	6.6	194.1
	33.1	1,020.1
CALIFORNIA
Ontario(1)	8.1	279.6
Fullerton(1)	2.8	107.7
Pajaro(1)	1.4	53.8
Turlock	2.5	108.4
Watsonville(1)	5.4	186.0
Turlock	3.0	138.9
Ontario	1.9	55.9
	25.1	930.3
COLORADO
Denver	2.8	116.3

FLORIDA
Tampa	0.4	22.2
Plant City	0.8	30.8
Bartow	1.4	56.8
Tampa	2.9	106.0
Tampa(1)	1.0	38.5
	6.5	254.3
GEORGIA
Atlanta	11.1	476.7
Atlanta	2.9	157.1
Augusta	1.1	48.3
Atlanta	11.4	334.7
Atlanta	5.0	125.7
Montezuma	4.2	175.8
Atlanta	6.9	201.6
Thomasville	6.9	202.9
	49.5	1,722.8
IDAHO
Burley	10.7	407.2
Nampa	8.0	364.0
	18.7	771.2
ILLINOIS
Rochelle	6.0	179.7
East Dubuque	5.6	215.4
	11.6	395.1
INDIANA
Indianapolis	9.1	311.7

IOWA
Fort Dodge	3.7	155.8
Bettendorf	8.8	336.0
	12.5	491.8
KANSAS
Wichita	2.8	126.3
Garden City	2.2	84.6
	5.0	210.9
KENTUCKY
Sebree	2.7	79.4

MAINE
Portland	1.8	151.6

MASSACHUSETTS
Gloucester	1.9	95.5
Gloucester	0.3	13.6
Gloucester	2.8	95.2
Gloucester	2.4	126.4
Boston	3.1	218.0
	10.5	548.7
MINNESOTA
Park Rapids (50% interest)	3.0	86.8

MISSOURI
Marshall	4.8	160.8
Carthage	42.0	2,564.7
	46.8	2,725.5
MISSISSIPPI
West Point	4.7	180.8

NEBRASKA
Fremont	2.2	84.6
Grand Island	2.2	105.0
	4.4	189.6
NEW YORK
Syracuse	11.8	447.2

Property	Cubic Feet	Square Feet
	(in millions)	(in thousands)

NORTH CAROLINA
Charlotte	1.0	58.9
Charlotte	4.1	164.8
Tarboro	4.9	147.4
	10.0	371.1
OHIO
Massillon	5.5	163.2

OKLAHOMA
Oklahoma City	0.7	64.1
Oklahoma City	1.4	74.1
	2.1	138.2
OREGON
Hermiston	4.0	283.2
Milwaukee	4.7	196.6
Salem	12.5	498.4
Woodburn	6.3	277.4
Brooks	4.8	184.6
Ontario	8.1	238.2
	40.4	1,678.4
PENNSYLVANIA
Leesport	5.8	168.9
Fogelsville	21.6	683.9
	27.4	852.8
SOUTH CAROLINA
Columbia	1.6	83.7

SOUTH DAKOTA
Sioux Falls	2.9	111.5

TENNESSEE
Memphis	5.6	246.2
Memphis	0.5	36.8
Murfreesboro	4.5	106.4
	10.6	389.4
TEXAS
Amarillo	3.2	123.1
Fort Worth	3.4	102.0
	6.6	225.1
UTAH
Clearfield	8.6	358.4

VIRGINIA
Norfolk	1.9	83.0
Strasburg	6.8	200.0
	8.7	283.0
WASHINGTON
Burlington	4.7	194.0
Moses Lake	7.3	302.4
Walla Walla	3.1	140.0
Connell	5.7	235.2
Wallula	1.2	40.0
Pasco	6.7	209.0
	28.7	1,120.6
WISCONSIN
Tomah	4.6	161.0
Babcock	3.4	111.1
Plover	9.4	358.4
	17.4	630.5

Total Temperature Controlled Logistics Properties	443.7	17,562.6

(1)          Leasehold interest.

On February 5, 2004, Americold completed a $254,400,000 mortgage financing for 21 of its owned and seven of its leased temperature-controlled warehouses.  The loan bears interest at LIBOR plus 2.95% (with a LIBOR floor of 1.5% with respect to $54,400,000 of the loan) and requires principal payments of $5,000,000 annually.  The loan matures in April 2009 and is pre-payable without penalty after February 5, 2006.  The net proceeds were approximately $225,000,000 after providing for usual escrows, closing costs and the repayment of $12,900,000 of existing mortgages on two of the warehouses, of which $135,000,000 was distributed to the Company and the remainder was distributed to its partner, CEI.  As at December 31, 2004, all except two of Americold’s properties are encumbered under cross-collateralized mortgage loans aggregating $733,740,000.

Alexander’s

The Company owns 33% of Alexander’s outstanding common shares.  The following table shows the location, approximate size and leasing status of each of the properties owned by Alexander’s as of December 31, 2004.

Location	Land Area in Square Feet or Acreage	Building Area/ Number of Floors		Percent Leased	Significant Tenants	Encumbrances (in thousands)
Operating Properties
New York:
731 Lexington Avenue—Manhattan:	84,420 SF				Bloomberg The Home Depot The Container Store
Office and Retail		1,052,000/31		84.9%	Hennes & Mauritz	$465,168
Residential condominiums		248,000/24
		1,300,000/55

Kings Plaza Regional Shopping Center-Brooklyn	24.3 acres	759,000/2 and 4	(1)(2)	98.1%	Sears	213,699
					123 Mall Tenants

Rego Park I-Queens	4.8 acres	351,000/3	(1)	100.0%	Sears	81,661
					Circuit City Bed, Bath & Beyond Marshalls

Flushing-Queens(3)	44.975 SF	177,000/4	(1)	0%		—

New Jersey:
Paramus-New Jersey	30.3 acres	—		100.0%	IKEA Property, Inc.	68,000
		2,587,000
Development Property
Rego Park II-Queens	10.0 acres					—

(1)                Excludes parking garages.

(2)                Excludes 339,000 square foot Macy’s store, owned and operated by Federated Department Stores, Inc.

(3)                Leased by Alexander’s through January 2027.

731 Lexington Avenue

731 Lexington Avenue is a 1.3 million square foot multi-use building.  The building contains approximately 885,000 net rentable square feet of office space, approximately 174,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of 105 condominium units (through a taxable REIT subsidiary (“TRS”)).  Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to the Company), $489,400,000 has been expended through December 31, 2004 and an additional $23,500,000 has been committed at December 31, 2004.  Construction is expected to be completed by the end of 2005.

As of December 31, 2004, Alexander’s has leased 697,000 square feet of office space to Bloomberg L.P. and 144,000 square feet of retail space to, among others, The Home Depot (excluding 14,800 square feet of the mezzanine also leased to The Home Depot), Hennes & Mauritz and The Container Store.  On January 25, 2005, Alexander’s leased an additional 176,000 square feet of office space to Citibank N.A.  As a result, 100% of the property’s 885,000 square feet of office space has been leased.

The offering plan for the residential space, as amended for price increases through December 31, 2004, would produce an aggregate sale price of $500,000,000 (reflecting the value of existing contracts and the offering price for the remaining units).  As of December 31, 2004, Alexander’s has received deposits of $64,060,000 on sales of the condominium units.  On January 24, 2005 the offering plan was declared effective by the State of New York at which time 83 units were under sales contract.  Alexander’s expects to close on these sales during 2005 and recognize approximately $38,000,000 of income after taxes of which $32,000,000 will be recognized in the first quarter using the percentage-of-completion method.  The Company’s share of the income to be recognized in the first quarter is $10,560,000.

On February 13, 2004, Alexander’s completed a $400,000,000 mortgage financing on the office space of its Lexington Avenue development project.  The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid.  Of the loan proceeds, $253,529,000 was used to repay the entire amount outstanding under the construction loan.  The construction loan was modified so that the remaining availability is $237,000,000, which was approximately the amount estimated to complete the Lexington Avenue development project.  The interest rate on the construction loan is LIBOR plus 2.5% (4.92% at December 31, 2004) and matures in January 2006, with two one-year extensions.  The collateral for the construction loan is the same, except that the office space has been removed from the lien.  Further, the construction loan permits the release of the retail space for a payment of $15,000,000 and requires all proceeds from the sale of the residential condominium units to be applied to the construction loan balance until it is finally repaid.

The Company guaranteed to the 731 Lexington Avenue construction lender, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated budget, if not funded by Alexander’s (the “Completion Guarantee”).  The $6,300,000 estimated fee payable by Alexander’s to the Company for the Completion Guarantee is 1% of construction costs (as defined).  Based upon the current status of construction, management does not anticipate a requirement to fund pursuant to this completion guarantee.

The Newkirk Master Limited Partnership

In 1998, the Company and affiliates of Apollo Real Estate Investment Fund III, L.P. (“Apollo”) formed a joint venture (30% owned by the Company and 70% owned by Apollo) (“Newkirk JV”) to acquire general and limited partnership interests in a portfolio of 104 partnerships, which own triple net leased properties.  Since its formation, Newkirk JV has acquired equity interests in the above partnerships, which own approximately 19.6 million square feet of real estate and acquired certain first and second mortgages (“Contract Rights”) secured by a portion of these properties.  On January 1, 2002, Newkirk JV completed a merger of 91 of the partnerships as well as the other assets it owned relating to the other 13 partnerships into The Newkirk Master Limited Partnership (“MLP”).  The partnerships were merged into MLP to create a vehicle to enable the partners to have greater access to capital and future investment opportunities.  In connection with the merger, the Company received limited partner interests in the MLP equal to an approximate 21.1% interest and Apollo received limited partner interests in the MLP equal to an approximate 54.5% interest. At December 31, 2004, the Company has a 22.4% interest in the MLP.  Newkirk JV is the general partner of the MLP.

The Company’s share of the MLP and the joint venture debt was approximately $213,688,000 at December 31, 2004.

The following table sets forth a summary of the real estate owned throughout the United States by the MLP:

	Number of Properties	Square Feet
Office	36	7,352,000
Retail	151	5,427,000
Other	21	5,257,000
	208	18,036,000

As of December 31, 2004, the occupancy rate of the MLP’s properties is 98.6%.

The primary lease terms range from 20 to 25 years from their original commencement dates with rents, typically above market, which fully amortize the first mortgage debt on the properties.  In addition, tenants generally have multiple renewal options, with rents, on average, below market.

Below is a listing of tenants which accounted for 2% or more of the MLP’s revenues in 2004:

Tenant	Square Feet Leased	2004 Revenues	Percentage
Raytheon	2,287,000	$40,421,000	15.8%
Albertson’s Inc.	2,810,000	26,683,000	10.4%
The Saint Paul Co.	530,000	25,532,000	9.9%
Honeywell	728,000	19,799,000	7.7%
Federal Express	592,000	14,812,000	5.8%
Owens-Illinois	707,000	13,363,000	5.2%
Entergy Gulf States	489,000	12,212,000	4.8%
Safeway Inc.	736,000	8,543,000	3.3%
Hibernia Bank	403,000	8,196,000	3.2%
Nevada Power Company	282,000	7,189,000	2.8%
The Kroger Company	474,000	6,920,000	2.7%
Xerox	379,000	5,940,000	2.3%
Cheeseborough/Ragu	484,000	5,541,000	2.2%
Stater Bros Markets	668,000	5,352,000	2.1%

The following table sets forth lease expirations for each of the next 10 years, as of December 31, 2004, assuming that none of the tenants exercise their renewal options.

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of MLP Square Feet	Annual Escalated Rent of Expiring Leases
				Total	Per Square Foot
2005	19	792,000	1.5%	$4,642,000	$5.86
2006	28	2,298,000	10.1%	26,726,000	11.63
2007	32	3,005,000	14.5%	37,460,000	12.46
2008	63	6,791,000	40.7%	103,773,000	15.28
2009	44	2,685,000	24.3%	57,261,000	21.33
2010	5	1,006,000	1.9%	4,542,000	4.52
2011	4	267,000	1.3%	3,373,000	12.65
2012	9	395,000	1.2%	3,187,000	8.07
2013	1	40,000	0.3%	870,000	21.96
2014	1	282,000	2.7%	7,189,000	25.49

Hotel Pennsylvania

The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.  The following table presents rental information for the Hotel:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Hotel:

Average occupancy rate	78.9%	63.7%	64.7%	63.0%	76.0%
Average daily rate	$97.36	$89.12	$89.44	$110.00	$114.00
Revenue per available room	$77.56	$58.00	$58.00	$70.00	$87.00

Commercial:
Office space:
Average occupancy rate	39.7%	39.7%	47.8%	51.3%	63.0%
Annual rent per square feet	$10.04	$9.92	$13.36	$16.39	$17.00

Retail space:
Average occupancy rate	90.7%	89.8%	92.6%	56.2%	85.0%
Annual rent per square feet	$29.67	$28.11	$28.06	$41.00	$45.00

GMH Communities L.P.

At December 31, 2004, the Company has a 12.25% interest in GMH Communities L.P. (“GMH”), resulting from the Company’s conversion of warrants into 6.7 million limited partnership units of GMH Communities LP on November 3, 2004.  In addition, the Company holds warrants to purchase an additional 5.6 million limited partnership units of GMH or common shares of GMH Communities Trust (“GCT”) at a price of $8.99 per unit or share through May 2, 2006.  See page 7 for further details.  GMH owns 30 student housing properties, aggregating 7.8 million square feet and 19,085 beds, and manages an additional 20 properties that serve colleges and universities throughout the United States.  In addition, GMH manages 51 military housing projects containing 101,216 units under long-term agreements with the United States Government.  GMH has $359,276,000 of debt outstanding at December 31, 2004, of which the Company’s share is $44,011,000.

Dry Warehouse/Industrial Properties

The Company’s dry warehouse/industrial properties consist of seven buildings in New Jersey containing approximately 1.7 million square feet.  The properties are encumbered by two cross-collateralized mortgage loans aggregating $48,385,000 as of December 31, 2004.  Average lease terms range from three to five years.  The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past five years.

As of December 31,	Occupancy Rate		Average Annual Rent Per Square Foot
2004	88	%(1)	$3.96	(1)
2003	88	%(1)	3.86	(1)
2002	95%		3.81
2001	100%		3.67
2000	90%		3.52

(1)                      Excludes the Company’s East Brunswick industrial warehouse.  In November 2002, the Company entered into an agreement to ground lease the East Brunswick industrial property to Lowe’s.  In connection therewith, the Company is razing the 326,000 square foot warehouse and Lowe’s will construct its own retail store on the site.

400 North LaSalle

The 400 North LaSalle venture was formed in July 2001, to develop a 381,000 square foot, high-rise residential tower with an attached parking garage in Chicago Illinois, containing 452 apartments.  Under the agreement the Company contributed 92% of the equity and is entitled to receive 85% of the profits.  The development of the residential tower and garage was substantially completed and phased into service as of January 2004 and is 90.0% occupied as of December 31, 2004.  As of December 31, 2004, the Company has classified this asset as held for sale on its consolidated balance sheets and the related revenues and expenses as discontinued operations on the consolidated statements of operations.

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

Stop & Shop

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated.  Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze the Company’s right to re-allocate which effectively terminated the Company’s right to collect the additional rent from Stop & Shop.  On March 3, 2003, after the Company moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint.  On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint.  On April 9, 2003, the Company moved the New York Supreme Court action to the United States District Court for the Southern District of New York.  Stop & Shop moved to remand and both sides moved for summary judgment.  On June 30, 2003, the District Court ordered that the case be placed in suspense and ordered the parties to proceed with a motion for interpretation that the Company made in the United States Bankruptcy Court for the Southern District of New York.  On July 24, 2003, the Bankruptcy Court referred the motion to mediation.  The mediation concluded in June 2004 without resolving the dispute.  On June 9, 2004, after reconvening the hearing on the Company’s motion for interpretation, the Bankruptcy Court entered an order abstaining from hearing the Company’s motion.  On June 17, 2004, the Company filed a notice of appeal from the Bankruptcy Court’s order to the District Court.  On January 19, 2005, the District Court issued a decision affirming the Bankruptcy Court’s decision and remanded the removed action to the New York Supreme Court.  The Company believes that the additional rent provision of the guaranty expires at the earliest in 2012 and will vigorously oppose Stop & Shop’s complaint.

Vornado Operating Company

In November 2004, a class action shareholder derivative lawsuit was brought in the Delaware Court of Chancery against Vornado Operating Company (“Vornado Operating”), its directors and the Company.  The lawsuit sought to enjoin the dissolution of Vornado Operating, rescind the previously completed sale of AmeriCold Logistics (owned 60% by Vornado Operating) to Americold Realty Trust (owned 60% by the Company) and damages.  In addition, the plaintiffs claimed that the Vornado Operating directors breached their fiduciary duties.  On November 24, 2004, a stipulation of settlement was entered into under which the Company agreed to settle the lawsuit with a payment of approximately $4.5 million or about $1 per Vornado Operating share or partnership unit before litigation expenses. The proposed settlement payment would be in addition to the liquidation distribution of $2 per Vornado Operating share or unit that Vornado Operating made to its equity-holders when it dissolved on December 29, 2004.  On January 20, 2005, the Delaware Court of Chancery postponed deciding upon the proposed settlement and requested further but limited information before holding an additional hearing regarding the settlement, which has been scheduled for March 2005.  The Company has accrued the proposed settlement payment and related legal costs as part of “general and administrative expense” in the fourth quarter of 2004.  The Company believes that the ultimate outcome of this matter will not have a material effect on the Company’s consolidated financial statements.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

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

Name	Age	PRINCIPAL OCCUPATION, POSITION AND OFFICE (current and during past five years with Vornado unless otherwise stated)

Steven Roth	63

Chairman of the Board, Chief Executive Officer and Chairman of the Executive Committee of the Board; the Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman since May 2004.

Michael D. Fascitelli	48

President and a Trustee since December 1996; President of Alexander’s Inc. since August 2000 and Director since December 1996; Partner at Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to December 1996; and Vice President at Goldman, Sachs & Co., prior to December 1992.

Melvyn H. Blum	58

Executive Vice President-Development since January 2000; Senior Managing Director at Tishman Speyer Properties in charge of its development activities in the United States from July 1998 to January 2000; and Managing Director of Development and Acquisitions at Tishman Speyer Properties prior to July 1998.

Michelle Felman	42

Executive Vice President-Acquisitions since September 2000; Independent Consultant to Vornado from October 1997 to September 2000; Managing Director-Global Acquisitions and Business Development of GE Capital from 1991 to July 1997.

David R. Greenbaum	53

President of the New York City Office Division since April 1997 (date of the Company’s acquisition); President of Mendik Realty (the predecessor to the New York City Office Properties Division) from 1990 until April 1997.

Christopher Kennedy	41

President of the Merchandise Mart Division since September 2000; Executive Vice President of the Merchandise Mart Division from April 1998 to September 2000; Executive Vice President of Merchandise Mart Properties, Inc. from 1994 to April 1998.

Joseph Macnow	59

Executive Vice President-Finance and Administration since January 1998 and Chief Financial Officer since March 2001; Vice President-Chief Financial Officer of the Company from 1985 to January 1998; Executive Vice President and Chief Financial Officer of Alexander’s, Inc. since August 1995.

Sandeep Mathrani	42	Executive Vice President-Retail Real Estate since March 2002; Executive Vice President, Forest City Ratner from 1994 to February 2002.

Mitchell N. Schear	46	President of Charles E. Smith Commercial Realty since April 2003; President of Kaempfer Company from 1998 to April 2003 (date acquired by the Company).

Wendy Silverstein	44	Executive Vice President-Capital Markets since April 1998; Senior Credit Officer of Citicorp Real Estate and Citibank, N.A. from 1986 to 1998.

Robert H. Smith	76

Chairman of Charles E. Smith Commercial Realty since January 2002 (date acquired by the Company); Co-Chief Executive Officer and Co-Chairman of the Board of Charles E. Smith Commercial Realty L.P. (the predecessor to Charles E. Smith Commercial Realty) prior to January 2002.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Vornado’s common shares are traded on the New York Stock Exchange under the symbol “VNO.”

Quarterly closing price ranges of the common shares and dividends paid per share for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended December 31, 2004				Year Ended December 31, 2003
Quarter	High	Low	Dividends		High	Low	Dividends

1st	$60.48	$53.16	$.87	(1)	$38.35	$33.30	$.68
2nd	60.87	48.09	.71		45.15	36.17	.68
3rd	65.30	57.06	.71		48.25	43.37	.68
4th	76.40	64.05	.76		55.84	48.05	.87	(1)

(1)          Comprised of a regular quarterly dividend of $.71 per share and a special capital gain cash dividend of $.16 per share.

On February 1, 2005, there were 1,626 holders of record of the Company’s common shares.

Recent Sales of Unregistered Securities

During 2003 and 2002 the Company issued 737,212 and 176,848 common shares, respectively, upon the redemption of Class A units of the Operating Partnership held by persons who received units in private placements in earlier periods in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.

Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth under Part III, Item 12 of this annual report on Form 10-K and such information is incorporated herein by reference.

ITEM 6.                             SELECTED FINANCIAL DATA:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2004(2)	2003	2002(3)	2001	2000

Operating Data:
Revenues:
Property rentals	$1,344,812	$1,256,073	$1,204,349	$813,089	$666,248
Tenant expense reimbursements	191,059	179,115	154,727	129,013	116,422
Temperature Controlled Logistics	87,428	—	—	—	—
Fee and other income	83,963	62,795	27,718	10,059	9,753

Total Revenues	1,707,262	1,497,983	1,386,794	952,161	792,423
Expenses:
Operating	679,790	581,550	517,958	385,449	305,141
Depreciation and amortization	242,914	213,679	197,704	120,614	96,116
General and administrative	145,218	121,857	100,035	71,716	47,093
Amortization of officer’s deferred compensation expense	—	—	27,500	—	—
Costs of acquisitions and development not consummated	1,475	—	6,874	5,223	—
Total Expenses	1,069,397	917,086	850,071	583,002	448,350
Operating Income	637,865	580,897	536,723	369,159	344,073
Income applicable to Alexander’s	8,580	15,574	29,653	25,718	17,363
Income from partially-owned entities	43,381	67,901	44,458	80,612	86,654
Interest and other investment income	203,995	25,397	31,678	54,385	32,809
Interest and debt expense	(241,968)	(228,860)	(232,891)	(167,430)	(164,325)
Net gain (loss) on disposition of wholly-owned and partially-owned assets other than depreciable real estate	19,775	2,343	(17,471)	(8,070)	—
Minority interest:
Perpetual preferred unit distributions	(69,108)	(72,716)	(72,500)	(70,705)	(62,089)
Minority limited partnership earnings	(88,091)	(105,132)	(64,899)	(39,138)	(38,230)
Partially-owned entities	(109)	(1,089)	(3,534)	(2,520)	(1,965)
Income from continuing operations	514,320	284,315	251,217	242,011	214,290
Income from discontinued operations	78,597	176,388	11,815	25,837	19,791
Cumulative effect of change in accounting principle	—	—	(30,129)	(4,110)	—
Net income	592,917	460,703	232,903	263,738	233,991
Preferred share dividends	(21,920)	(20,815)	(23,167)	(36,505)	(38,690)

Net income applicable to common shares	$570,997	$439,888	$209,736	$227,233	$195,301

Income from continuing operations - basic	$3.93	$2.35	$2.15	$2.31	$2.03
Income from continuing operations - diluted	$3.75	$2.29	$2.07	$2.23	$1.98
Income per share-basic	$4.56	$3.92	$1.98	$2.55	$2.26
Income per share-diluted	$4.35	$3.80	$1.91	$2.47	$2.20
Cash dividends declared for common shares	$3.05	$2.91	$2.66	$2.63	$1.97

Balance Sheet Data:
Total assets	$11,580,517	$9,518,928	$9,018,179	$6,777,343	$6,403,210
Real estate, at cost	9,718,845	7,629,736	7,217,515	4,426,560	4,220,307
Accumulated depreciation	1,404,441	867,177	701,327	485,447	375,730
Debt	4,936,633	4,039,542	4,073,253	2,477,173	2,688,308
Shareholders’ equity	4,012,741	3,077,573	2,627,356	2,570,372	2,078,720

	Year Ended December 31,
(Amounts in thousands)	2004(2)	2003	2002(3)	2001	2000
Other Data:
Funds From Operations (“FFO”)(1):
Net income	$592,917	$460,703	$232,903	$263,738	$233,991
Cumulative effect of change in accounting principle	—	—	30,129	4,110	—
Depreciation and amortization of real property	228,298	208,624	195,808	119,568	97,744
Net gain on sale of real estate	(75,755)	(161,789)	—	(12,445)	(10,965)
Net gain from insurance settlement and condemnation proceedings	—	—	—	(3,050)	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive FFO:
Depreciation and amortization of real property	49,440	54,762	51,881	65,588	68,743
Net gains on sale of real estate	(3,048)	(6,733)	(3,431)	(6,298)	—
Minority interest’s share of above adjustments	(27,991)	(20,080)	(50,498)	(19,679)	(19,159)
FFO	763,861	535,487	456,792	411,532	370,354
Preferred dividends	(21,920)	(20,815)	(23,167)	(36,505)	(38,690)
FFO applicable to common shares	741,941	514,672	433,625	375,027	331,664
Series B-1 and B-2 convertible preferred unit distributions	4,710	—	—	—	—
Series A convertible preferred dividends	1,068	3,570	6,150	19,505	21,689
Series E-1 convertible preferred unit distributions	1,581	—	—	—	—
Series F-1 convertible preferred unit distributions	743	—	—	—	—
FFO applicable to common shares plus assumed conversions(1)	$750,043	$518,242	$439,775	$394,532	$353,353

(1)                FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  FFO and FFO per diluted share are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs.  FFO and FFO per diluted share should be evaluated along with GAAP net income and income per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs.  Management believes that FFO and FFO per diluted share are helpful to investors as supplemental performance measures because these measures exclude the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs.  FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in the Company’s Statements of Cash Flows.  FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity.

(2)                Operating results for the year ended December 31, 2004, reflect the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004.  Previously, this investment was accounted for on the equity method.

(3)                Operating results for the year ended December 31, 2002, reflect the Company’s January 1, 2002 acquisition of the remaining 66% of Charles E. Smith Commercial Realty L.P. (“CESCR”) and the resulting consolidation of CESCR’s operations.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company owns and operates office, retail and showroom properties with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area.  In addition, the Company has a 47.6% interest in an entity that owns and operates 88 cold storage warehouses nationwide.

The Company’s business objective is to maximize shareholder value.  The Company’s measures its success in meeting this objective by the total return to its shareholders.  Below is a table comparing the Company’s performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending December 31, 2004:

	Total Return(1)
	Vornado	RMS
One-year	46.5%	31.5%
Three-years	114.8%	86.4%
Five-years	207.3%	166.6%
Ten-years	612.5%	284.8	%(2)

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

The Company competes with a large number of real estate property owners and developers.  Principal factors of competition are rent charged, attractiveness of location and quality and breadth of services provided.  The Company’s success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  Economic growth has been fostered, in part, by low interest rates, Federal tax cuts, and increases in government spending.  To the extent economic growth stalls, the Company may experience lower occupancy rates which may lead to lower initial rental rates, higher leasing costs and a corresponding decrease in net income, funds from operations and cash flow.  Alternatively, if economic growth is sustained, the Company may experience higher occupancy rates leading to higher initial rents and higher interest rates causing an increase in the Company’s weighted average cost of capital and a corresponding effect on net income, funds from operations and cash flow.

2004 Acquisitions

During the year ended December 31, 2004, the Company completed $328,600,000 of acquisitions and investments in real estate, of which $246,600,000 related to the retail segment.  In addition, the Company made $183,400,000 of mezzanine loans during 2004 which increased the outstanding balance of Notes and Mortgage Loans Receivable to $440,186,000 at December 31, 2004.  Following are the details of these transactions.

On February 3, 2004, the Company acquired the Forest Plaza Shopping Center for approximately $32,500,000, of which $14,000,000 was paid in cash and $18,500,000 was debt assumed.  Forest Plaza is a 165,000 square foot shopping center located in Staten Island, New York.

Overview - continued

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

On July 29, 2004, the Company acquired a real estate portfolio containing 25 supermarkets for $65,000,000 in cash.  These properties, all of which are all located in Southern California and contain an aggregate of approximately 766,000 square feet, were purchased from the Newkirk MLP, in which the Company currently owns a 22.4% interest.  The supermarkets are net leased to Stater Brothers for an initial term expiring in 2008, with six 5-year extension options.  Stater Brothers is a Southern California regional grocery chain that operates 158 supermarkets and has been in business since 1936.

On August 30, 2004, the Company acquired a 68,000 square foot free-standing building in Forest Hills, New York for $26,500,000 in cash.  The property is located at 99-01 Queens Boulevard and its principal tenants are Rite Aid and Fleet Bank.

On November 2, 2004, the Company acquired a 50% joint venture interest in a 92,500 square foot property located at Broome Street and Broadway in New York City.  The Company contributed $4,462,000 of equity and provided a $24,000,000 bridge loan with interest at 10% per annum.  Upon the refinancing of the bridge loan, which is expected to close in the second quarter of 2005, the Company will be repaid $15,106,000 and the balance of $8,894,000 will remain in the venture as additional equity.

On November 12, 2004 and December 1, 2004, the Company acquired two shopping centers aggregating 185,000 square feet, in Lodi, New Jersey and Long Island (Inwood), New York, for a total purchase price of $36,600,000 in cash plus $10,900,000 of assumed debt.

In December 2004, the Company acquired two retail condominiums aggregating 12,000 square feet, located at 386 and 387 West Broadway in New York City for $16,900,000 in cash plus $4,700,000 of assumed debt.

Investment in GMH Communities L.P.

On July 20, 2004, the Company committed to make up to a $159,000,000 convertible preferred investment in GMH Communities L.P. (“GMH”), a partnership focused on the student and military housing sectors.  Distributions accrued on the full committed balance of the investment, whether or not drawn, from July 20, 2004, at a rate of 16.27%.  In connection with this commitment, the Company received a placement fee of $3,200,000.  The Company also purchased for $1,000,000, warrants to acquire GMH common equity.  These warrants entitle the Company to acquire (i) 6,666,667 limited partnership units in GMH at an exercise price of $7.50 per unit and (ii) 5,496,724 limited partnership units, through May 6, 2006, at an exercise price of $9.10 per unit.  As of November 3, 2004, the Company had funded a total of $113,777,000 of the commitment.

On November 3, 2004, GCT closed its initial public offering (“IPO”) at a price of $12.00 per share.  GCT is a real estate investment trust that conducts its business through GMH, of which it is the sole general partner.  In connection with the IPO, the $113,777,000 previously funded by the Company under the $159,000,000 commitment was repaid, together with accrued distributions of $13,381,000.  The Company also exercised warrants to purchase 6,666,667 limited partnership units at a price of $7.50 per unit, or $50,000,000 in total, which resulted in a net gain of $29,500,000.  The Company accounts for its interest in the partnership units on the equity-method based on its 12.25% ownership interest and right to appoint one of its executive officers to GCT’s Board of Trustees.  The Company records its pro-rata share of GMH’s net income or loss on a one-quarter lag basis as the Company files its financial statements on Form 10-K or 10-Q prior to the time GMH files its financial statements.

Overview - continued

Under the warrant agreement, the number of GMH partnership units or GCT common shares underlying the warrants is adjusted for dividends declared by GCT.  On December 16, 2004, GCT declared a dividend of $.16 per common share, which increased the number of shares underlying the warrants from 5,496,724 to 5,563,417 and the exercise price was decreased from $9.10 to $8.99 per share.   Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains and losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  In the quarter ended December 31, 2004, the Company recognized income of $24,190,000 from the mark-to-market of these warrants, which were valued using a trinomial option pricing model based on GCT’s closing stock price on the NYSE of $14.10 per share on December 31, 2004.

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

Investment in Sears, Roebuck and Co.

In July and August 2004, the Company acquired an aggregate of 1,176,600 common shares of Sears, Roebuck and Co. (“Sears”) for $41,945,000, an average price of $35.65 per share. Included in the cost is $1,361,000 for a performance-based participation.  These shares are recorded as marketable securities on the Company’s consolidated balance sheet and are classified as “available for sale.”  Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of the Company’s consolidated balance sheet and not recognized in income.  At December 31, 2004, based on Sears’ closing stock price of $51.03 per share, $18,105,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

In August and September 2004, the Company acquired an economic interest in an additional 7,916,900 Sears common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on Sears common shares.  These call and put options have an initial weighted-average strike price of  $39.82 per share, or an aggregate of $315,250,000, expire in April 2006 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points and is credited for the dividends received on the shares.  The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  During the year ended December 31, 2004, the Company recorded net income of $81,730,000, comprised of (i) $88,782,000 from the mark-to-market of the options on December 31, 2004, based on Sears’ closing stock price of $51.03 per share and (ii) $2,295,000 for accrued dividends, partially offset by (i) $5,972,000 for a performance-based participation, (ii) $2,371,000 for the increase in strike price resulting from the LIBOR charge and (iii) $1,004,000 of professional fees.

On November 16, 2004, Kmart Holding Corporation (“Kmart”) and Sears entered into an Agreement and Plan of Merger.  Upon the effective date of the merger, each share of Sears common stock will be converted into the right to receive, at the election of the holder, (i) $50.00 in cash or (ii) 0.50 shares of common stock of the merged company, subject to proration so that 55% of the Sears shares are exchanged for shares of the merged company.

Based on Sears’ most recent filing with the Securities and Exchange Commission, the Company’s aggregate investment in Sears represents 4.2% of Sears’ outstanding common shares.

Overview - continued

2004 Dispositions

In anticipation of selling the Palisades Residential Complex, on February 27, 2004, the Company acquired the remaining 25% interest in the Palisades venture it did not previously own for approximately $17,000,000 in cash.  On June 29, 2004, the Company sold the Palisades for $222,500,000, which resulted in a gain on sale after closing costs of $65,905,000.

On August 12, 2004, the Company sold its Dundalk, Maryland shopping center for $12,900,000, which resulted in a net gain on sale after closing costs of $9,850,000.

2004 Financings

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

On August 17, 2004, the Company sold $75,000,000 of 7.0% Series E Cumulative Redeemable Preferred Shares at a price of $25.00 per share, in a public offering pursuant to an effective registration statement.  The Company may redeem the Series E Preferred Shares at a redemption price of $25.00 per share after August 20, 2009.

On November 10, 2004, the Company sold $150,000,000 of 6.75% Series F Cumulative Redeemable Preferred Shares at a price of $25.00 per share, in a public offering pursuant to an effective registration statement.  The Company may redeem the Series F Preferred Shares at a redemption price of $25.00 per share after November 17, 2009.

On December 16, 2004, the Company sold $200,000,000 of 6.625% Series G Cumulative Redeemable Preferred Shares at a price of $25.00 per share, in a public offering pursuant to an effective registration statement.  The Company may redeem the Series G Preferred Shares at a redemption price of $25.00 per share after January 19, 2005.

On December 17, 2004, the Company sold $20,000,000 of 6.55% Series D-12 Cumulative Redeemable Preferred Units to an institutional investor in a private offering.  The Series D-12 units may be called without penalty at the option of the Company commencing in December 2009.

On December 30, 2004, the Company sold $46,700,000 of 3.0% Series D-13 Cumulative Redeemable Preferred Units to an institutional investor in a private offering.  The Series D-13 units may be called without penalty at the option of the Company commencing in December 2011.  The Series D-13 units may also be redeemed at the option of the holder commencing on December 2006.

On January 19, 2005, the Company redeemed all of its 8.5% Series C Cumulative Redeemable Preferred Shares and $80,000,000 of its Series D-3 Perpetual Preferred Units at the stated redemption price of $25.00 per share or $115,000,000, plus accrued distributions.  The redemption amount exceeded the carrying amount by $6,052,000, representing the original issuance costs.  Upon redemption in the first quarter of 2005, these issuance costs were recorded as a reduction to earnings in arriving at net income applicable to common shares, in accordance with the July 2003 EITF clarification of Topic D-42.

Overview – Leasing Activity

The following table summarizes, by business segment, the leasing statistics which the Company views as key performance indicators.

	Office				Merchandise Mart		Temperature Controlled Logistics
	New York City
(Square feet and cubic feet in thousands)		CESCR		Retail	Office	Showroom
As of December 31, 2004:
Square feet/cubic feet	13,412	14,216		14,210	2,837	5,589	17,563/443,700
Number of properties	20	66		94	8	8	88
Occupancy rate	95.6%	91.5	%(2)	93.9%	96.0%	97.6%	76.9%

Leasing Activity:
Year Ended December 31, 2004:
Square feet	1,502	2,824		1,021	569	1,038	—
Initial rent(1)	$43.34	$28.93		$16.33	$22.85	$22.65	—
Weighted average lease terms (years)	9.4	6.1		8.0	12.1	5.2	—
Rent per square foot on relet space:
Square feet	1,074	2,030		682	323	1,038	—
Initial Rent(1)	$42.54	$29.38		$16.64	$22.92	$22.65	—
Prior escalated rent	$40.02	$29.98		$13.99	$24.80	$22.92	—
Percentage increase	6.3%	(2.0)%		18.9%	(7.6)%	(1.2)%	—
Rent per square foot on space previously vacant:
Square feet	428	793		339	246	—	—
Initial rent(1)	$45.35	$27.77		$15.71	$22.76	—	—

Tenant improvements and leasing commissions per square foot	$38.63	$20.03		$4.89	$65.50	$5.38	—
Tenant improvements and leasing commissions per square foot per annum	$4.10	$3.28		$0.61	$5.42	$1.04	—

Quarter ended December 31, 2004:
Square feet	263	568		184	81	305	—
Initial rent(1)	$49.96	$29.05		$17.48	$25.60	$21.69	—
Weighted average lease terms (years)	8.2	7.8		7.4	6.9	4.8	—
Rent per square foot on relet space:
Square feet	153	322		103	36	305	—
Initial rent(1)	$46.70	$29.30		$21.39	$30.87	$21.69	—
Prior escalated rent	$40.74	$30.64		$17.87	$32.52	$22.31	—
Percentage increase (decrease)	14.6%	(4.4)%		19.7%	(5.1)%	(2.8)%	—
Rent per square foot on space previously vacant:
Square feet	110	246		81	45	—	—
Initial rent(1)	$54.48	$28.73		$12.55	$21.32	—	—

Tenant improvements and leasing commissions per square foot	$36.67	$25.82		$6.54	$45.57	$4.15	—
Tenant improvements and leasing commissions per square foot per annum	$4.47	$3.31		$0.89	$6.64	$0.87	—

In addition to the leasing activity in the table above, in the year ended December 31, 2004, 51,000 square feet of retail space included in the New York City Office segment was leased at an initial rent of $118.39 per square foot and in the three months ended December 31, 2004, 9,000 square feet of retail space was leased at an initial rent of $73.86.

Overview - Leasing Activity - continued

	Office			Merchandise Mart		Temperature Controlled Logistics
	New York City
(Square feet and cubic feet in thousands)		CESCR	Retail	Office	Showroom
As of December 31, 2003:
Square feet/cubic feet	13,253	13,963	12,888	2,808	5,624	17,476/440,700
Number of properties	20	63	60	9	9	88
Occupancy rate	95.2%	93.9%	93.0%	92.6%	95.1%	76.2%

Leasing Activity:
Year Ended December 31, 2003:
Square feet	925	2,848	1,046	270	1,157	—
Initial rent(1)	$44.60	$30.26	$15.56	$21.24	$23.43	—
Weighted average lease terms (years)	9.1	4.8	12.8	9.8	5.2
Rent per square foot on relet space:
Square feet	677	2,510	1,046	270	1,157	—
Initial Rent(1)	$44.41	$30.62	$15.56	$21.24	$23.43	—
Prior escalated rent	$38.51	$29.86	$13.75	$22.44	$23.28	—
Percentage increase	15.3%	2.5%	13.2%	(5.3)%	0.6%	—
Rent per square foot on space previously vacant:
Square feet	248	338	—	—	—	—
Initial rent(1)	$45.09	$27.58	—	—	—	—

Tenant improvements and leasing commissions per square foot	$38.00	$13.54	$4.46	$40.35	$7.82	—
Tenant improvements and leasingcommissions per square foot per annum	$4.17	$2.85	$0.35	$4.11	$1.51	—

(1)          Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)          Excludes Crystal Plazas 3 and 4 containing an aggregate of 497 square feet which were taken out of service for redevelopment.  See discussion of Crystal City PTO space below.

Overview - Leasing Activity - continued

Crystal City PTO Space

The PTO vacated 937,000 square feet in Crystal City in the fourth quarter of 2004, of which 497,000 has been taken out of service, and will vacate another 1,002,000 square feet during 2005 and the first quarter of 2006.  As of February 1, 2005, the Company has leased 416,000 square feet of the PTO space vacated.  Of this space, 262,000 square feet was leased to the Federal Supply Service which will be relocated from 240,000 square feet in other Crystal City buildings, 122,000 square feet was leased to the Public Broadcasting Service and 32,000 square feet was leased to Lockheed Martin.

Below is a comparison of the Company’s actual leasing activity to the Company’s projection for the lease-up of this space:

	Square Feet Leased
	(in thousands)
Period in which rent commences:	Projection	Actual Through February 1, 2005
Q4 2004	—	32
Q3 2005	—	122
Q4 2005	247	—
Q1 2006	793	262
Q2 2006	404	—
Q3 2006	252	—
Q4 2006	98	—
Q1 2007	145	—
	1,939	416

Straight-line rent per square foot for the actual square feet leased is $32.34 as compared to $31.94 projected.  Actual tenant improvements and leasing commissions per square foot is $45.25 as compared to $45.28 projected.

The Company’s original redevelopment plans for the PTO space included taking Crystal Park One and Crystal Plaza Three and Four out of service.  Plans for Crystal Plaza Three and Four have not changed.  Current plans for Crystal Park One are to lease its 224,000 square feet to private sector tenants which will not require taking the building out of service, as opposed to leasing it to another government agency which would have required taking it out of service.  As a result, the Company will recognize approximately $4,000,000 of expense in 2005, which under the original plan would have been capitalized as part of development costs.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2004, the Company’s carrying amount of its real estate, net of accumulated depreciation is $8.3 billion.  Maintenance and repairs are charged to operations as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components.  If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, identified intangibles such as acquired above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141: Business Combinations and SFAS No. 142: Goodwill and Other Intangible Assets, and allocates purchase price based on these assessments.  The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.  The Company’s properties, including any related intangible assets, are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable.  If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different.  The impact of the Company’s estimates in connection with acquisitions and future impairment analysis could be material to the Company’s consolidated financial statements.

Identified Intangible Assets

Upon an acquisition of a business the Company records intangible assets acquired at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired.  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset, including the related real estate when appropriate, is not recoverable and its carrying amount exceeds its estimated fair value.

As of December 31, 2004 and 2003, the carrying amounts of the Company’s identified intangible assets are $176,314,000 and $130,875,000, respectively.  Such amounts are included in “other assets” on the Company’s consolidated balance sheet.  In addition, the Company has $71,272,000 and $47,359,000, of identified intangible liabilities as of December 31, 2004 and 2003, which are included in “deferred credit” on the Company’s consolidated balance sheets.  If these assets are deemed to be impaired, or the estimated useful lives of finite-life intangibles change, the impact to the Company’s consolidated financial statements could be material.

Notes and Mortgage Loans Receivable

The Company’s policy is to record mortgages and notes receivable at the stated principal amount net of any discount or premium.  As of December 31, 2004, the carrying amount of Notes and Mortgage Loans Receivable was $440,186,000.  The Company accretes or amortizes any discounts or premiums over the life of the related loan receivable utilizing the effective interest method.  The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.  The impact of the Company’s estimates in connection with the collectibility of both interest and principal of its loans could be material to the Company’s consolidated financial statements.

Partially-Owned Entities

As of December 31, 2004, the carrying amount of investments and advances to partially-owned entities, including Alexander’s, was $605,300,000.  In determining whether the Company has a controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, it considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. The Company has concluded that it does not have a controlling ownership interest with respect to the Company’s 80% interest in Starwood Ceruzzi Venture, and 50% interests in Monmouth Mall, Wells Kinzie, Orleans Hubbard and 825 Seventh Avenue.

The Company consolidates entities that it is able to control.  The Company accounts for investments on the equity method when its ownership interest is greater than 20% and less than 50%, and the Company does not have direct or indirect control.  When partially-owned entities are in partnership form, the 20% threshold may be reduced.  Equity method investments are initially recorded at cost and subsequently adjusted for the Company’s share of net income or loss and cash contributions and distributions to and from these entities.  All other investments are accounted for on the cost method.

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

Allowance For Doubtful Accounts

The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts ($17,339,000 as at December 31, 2004) for estimated losses resulting from the inability of tenants to make required payments under the lease agreement.  The Company also maintains an allowance for receivables arising from the straight-lining of rents ($6,787,000 as at December 31, 2004).  This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to the Company’s consolidated financial statements.

Revenue Recognition

The Company has the following revenue sources and revenue recognition policies:

•             Base Rents — income arising from tenant leases.  These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases.

•             Percentage Rents — income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold.  These rents are recognized in accordance with Staff Accounting Bulletin No. 104: Revenue Recognition, which states that this income is to be recognized only after the contingency has been removed (i.e. sales thresholds have been achieved).

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

•             Temperature Controlled Logistics revenue – income arising from the Company’s investment in Americold.  Storage and handling revenue is recognized as services are provided.  Transportation fees are recognized upon delivery to customers.

•             Management, Leasing and Other Fees – income arising from contractual agreements with third parties or with partially-owned entities.  This revenue is recognized as the related services are performed under the respective agreements.

Before the Company recognizes revenue, it assesses among other things, its collectibility.  If the Company’s assessment of the collectibility of its revenue changes, the impact on the Company’s consolidated financial statements could be material.

Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to distribute to its shareholders 100% of its taxable income.  Therefore, no provision for Federal income taxes is required.  If the Company fails to distribute the required amount of income to its shareholders, or fails to meet other REIT requirements, it may fail to qualify as a REIT and substantial adverse tax consequences may result.

Net income and EBITDA(1) for the years ended December 31, 2004, 2003 and 2002.

Below is a summary of Net income and EBITDA(1) by segment for the years ended December 31, 2004, 2003 and 2002.  On January 1, 2003, the Company revised its definition of EBITDA to comply with the Securities and Exchange Commission’s Regulation G concerning non-GAAP financial measures.  The revised definition of EBITDA includes minority interest, gains (losses) on the sale of depreciable real estate and income arising from the straight-lining of rent and the amortization of acquired in-place leases.  Accordingly, EBITDA for all periods disclosed represents “Earnings before Interest, Taxes, Depreciation and Amortization.”  Management considers EBITDA a supplemental measure for making decisions and assessing the unlevered performance of its segments as it is related to the return on assets as opposed to the levered return on equity.  As properties are bought and sold based on a multiple of EBITDA, management utilizes this measure to make investment decisions as well as to compare the performance of its assets to that of its peers.  EBITDA is not a surrogate for net income because net income is after interest expense and accordingly, is a measure of return on equity as opposed to return on assets.

	December 31, 2004
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics(3)	Other(4)
Property rentals	$1,268,764	$838,665	$160,620	$206,668	$—	$62,811
Straight-line rents:
Contractual rent increases	35,214	27,165	4,882	3,002	—	165
Amortization of free rent	26,264	10,118	10,998	5,154	—	(6)
Amortization of acquired below market leases, net	14,570	9,697	4,873	—	—	—
Total rentals	1,344,812	885,645	181,373	214,824	—	62,970
Expense reimbursements	191,059	109,255	64,474	14,045	—	3,285
Temperature Controlled Logistics	87,428	—	—	—	87,428	—
Fee and other income:
Tenant cleaning fees	31,293	31,293	—	—	—	—
Management and leasing fees	16,754	15,501	1,084	155	—	14
Other	35,916	25,573	1,617	8,662	—	64
Total revenues	1,707,262	1,067,267	248,548	237,686	87,428	66,333
Operating expenses	679,790	396,698	77,277	92,636	67,989	45,190
Depreciation and amortization	242,914	161,381	26,327	34,025	7,968	13,213
General and administrative	145,218	38,446	13,187	22,487	4,264	66,834
Costs of acquisitions not consummated	1,475	—	—	—	—	1,475
Total expenses	1,069,397	596,525	116,791	149,148	80,221	126,712
Operating income (loss)	637,865	470,742	131,757	88,538	7,207	(60,379)
Income applicable to Alexander’s	8,580	433	668	—	—	7,479
Income (loss) from partially-owned entities	43,381	2,728	(1,678)	545	5,641	36,145
Interest and other investment income	203,995	994	397	105	220	202,279
Interest and debt expense	(241,968)	(128,729)	(58,625)	(11,255)	(6,379)	(36,980)
Net gain on disposition of wholly-owned and partially-owned assets other than real estate	19,775	369	—	—	—	19,406
Minority interest	(157,308)	—	—	—	(158)	(157,150)
Income from continuing operations	514,320	346,537	72,519	77,933	6,531	10,800
Income from discontinued operations	78,597	1,584	10,054	—	—	66,959
Net income	592,917	348,121	82,573	77,933	6,531	77,759
Interest and debt expense(2)	313,289	133,602	61,820	12,166	30,337	75,364
Depreciation and amortization(2)	296,980	165,492	30,121	34,559	34,567	32,241
Income taxes	1,664	406	—	852	79	327
EBITDA(1)	$1,204,850	$647,621	$174,514	$125,510	$71,514	$185,691
Percentage of EBITDA(1) by segment	100%	53.8%	14.5%	10.4%	5.9%	15.4%

Included in EBITDA(1) are (i) gains on sale of real estate of $75,755, of which $9,850 and $65,905 are in the Retail and Other segments, respectively, and (ii) net gains from the mark-to-market and conversion of derivative instruments of $135,372 and certain other gains and losses that affect comparability which are in the Other segment.  Excluding these items the percentages of EBITDA by segment are 63.6% for Office, 16.6% for Retail, 12.4% for Merchandise Mart, 7.0% for Temperature Controlled Logistics and 0.4% for Other.

See Notes on page 67.

	December 31, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics(3)	Other(4)
Property rentals	$1,205,822	$819,277	$136,490	$197,554	$—	$52,501
Straight-line rents:
Contractual rent increases	34,288	27,296	3,108	3,875	—	9
Amortization of free rent	7,071	(561)	5,390	2,251	—	(9)
Amortization of acquired below market leases, net	8,892	7,852	1,040	—	—	—
Total rentals	1,256,073	853,864	146,028	203,680	—	52,501
Expense reimbursements	179,115	102,727	56,900	16,402	—	3,086
Fee and other income:
Tenant cleaning fees	29,062	29,062	—	—	—	—
Management and leasing fees	12,812	11,427	1,290	—	—	95
Other	20,921	8,852	4,694	7,344	—	31
Total revenues	1,497,983	1,005,932	208,912	227,426	—	55,713
Operating expenses	581,550	376,012	70,462	91,033	—	44,043
Depreciation and amortization	213,679	151,050	18,835	30,125	—	13,669
General and administrative	121,857	37,229	9,783	20,215	—	54,630
Total expenses	917,086	564,291	99,080	141,373	—	112,342
Operating income (loss)	580,897	441,641	109,832	86,053	—	(56,629)
Income applicable to Alexander’s	15,574	—	640	—	—	14,934
Income (loss) from partially-owned entities	67,901	2,426	3,752	(108)	18,416	43,415
Interest and other investment income	25,397	2,956	359	93	—	21,989
Interest and debt expense	(228,860)	(133,511)	(59,674)	(14,788)	—	(20,887)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	2,343	180	—	188	—	1,975
Minority interest	(178,937)	(1,119)	—	—	—	(177,818)
Income (loss) from continuing operations	284,315	312,573	54,909	71,438	18,416	(173,021)
Income (loss) from discontinued operations	176,388	173,949	4,850	—	—	(2,411)
Net income (loss)	460,703	486,522	59,759	71,438	18,416	(175,432)
Interest and debt expense(2)	296,059	138,379	62,718	15,700	24,670	54,592
Depreciation and amortization(2)	279,507	155,743	21,642	30,749	34,879	36,494
Income taxes	1,627	45	—	—	—	1,582
EBITDA(1)	$1,037,896	$780,689	$144,119	$117,887	$77,965	$(82,764)
Percentage of EBITDA(1) by segment	100%	75.2%	13.9%	11.4%	7.5%	(8.0)%

Included in EBITDA are gains on sale of real estate of $161,789, of which and $157,200 and $4,589 are in the Office and Retail segments, respectively.  Excluding these items, the percentages of EBITDA by segment are 69.3% for Office, 15.9% for Retail, 13.5% for Merchandise Mart, 8.9% for Temperature Controlled Logistics and (7.6)% for Other.

See Notes on page 67.

	December 31, 2002
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics(3)	Other(4)
Property rentals	$1,154,206	$789,194	$120,451	$191,197	$—	$53,364
Straight-line rents:
Contractual rent increases	30,994	27,269	1,777	1,772	—	176
Amortization of free rent	6,796	2,374	3,317	1,105	—	—
Amortization of acquired below market leases, net	12,353	12,188	165	—	—	—
Total rentals	1,204,349	831,025	125,710	194,074	—	53,540
Expense reimbursements	154,727	85,381	51,008	14,754	—	3,584
Fee and other income:
Tenant cleaning fees	—	—	—	—	—	—
Management and leasing fees	14,800	13,317	1,450	33	—	—
Other	12,918	7,783	172	4,743	—	220
Total revenues	1,386,794	937,506	178,340	213,604	—	57,344
Operating expenses	517,958	329,198	61,500	86,022	—	41,238
Depreciation and amortization	197,704	142,124	14,957	26,716	—	13,907
General and administrative	100,035	33,319	7,640	20,382	—	38,694
Amortization of officer’s deferred compensation expense	27,500	—	—	—	—	27,500
Costs of acquisitions and development not consummated	6,874	—	—	—	—	6,874
Total expenses	850,071	504,641	84,097	133,120	—	128,213
Operating income (loss)	536,723	432,865	94,243	80,484	—	(70,869)
Income applicable to Alexander’s	29,653	—	598	—	—	29,055
Income (loss) from partially-owned entities	44,458	1,966	(687)	(339)	9,707	33,811
Interest and other investment income	31,678	6,465	323	507	—	24,383
Interest and debt expense	(232,891)	(137,509)	(56,643)	(22,948)	—	(15,791)
Net gain (loss) disposition of wholly-owned and partially-owned assets other than depreciable real estate	(17,471)	—	—	2,156	—	(19,627)
Minority interest	(140,933)	(3,526)	—	(2,249)	—	(135,158)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	251,217	300,261	37,834	57,611	9,707	(154,196)
Income (loss) from discontinued operations	11,815	17,841	723	—	—	(6,749)
Cumulative effect of change in accounting principle	(30,129)	—	—	—	(15,490)	(14,639)
Net income (loss)	232,903	318,102	38,557	57,611	(5,783)	(175,584)
Cumulative effect of change in accounting principle	30,129	—	—	—	15,490	14,639
Interest and debt expense(2)	305,920	143,068	58,409	23,461	25,617	55,365
Depreciation and amortization(2)	257,707	149,361	17,532	27,006	34,474	29,334
EBITDA(1)	$826,659	$610,531	$114,498	$108,078	$69,798	$(76,246)
Percentage of EBITDA(1) by segment	100%	73.9%	13.9%	13.1%	8.4%	(9.3)%

See Notes on the following page.

Notes to the preceding tabular information:

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

(3)          Operating results for the year ended December 31, 2004, reflect the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004.  Previously, this investment was accounted for on the equity method.  See page 92 for condensed pro forma operating results of Americold Realty Trust for the years ended December 31, 2004 and 2003, giving effect to the acquisition of its tenant, Americold Logistics, as if it had occurred on January 1, 2003.

(4)          Other EBITDA is comprised of:

	For the Year Ended December 31,
(Amounts in thousands)	2004	2003	2002
Newkirk Master Limited Partnership:
Equity in income (A)	$52,331	$68,341	$60,756
Interest and other income (B)	18,186	8,532	8,795
Alexander’s (C)	25,909	22,361	38,838
Industrial warehouses	5,309	6,208	6,223
Hotel Pennsylvania	15,643	4,573	7,636
GMH Communities L.P. (D)	—	—	—
Student Housing	1,440	2,000	2,340
	118,818	112,015	124,588
Minority interest expense	(157,150)	(177,556)	(135,158)
Corporate general and administrative expenses	(62,854)	(51,461)	(34,743)
Investment income and other (E)	215,639	28,350	22,907
Discontinued Operations:
Palisades	3,792	5,006	161
400 North LaSalle	1,541	(680)	—
Gain on sale of Palisades	65,905	—	—
Net gain on sale of marketable securities	—	2,950	12,346
Primestone foreclosure and impairment loss	—	(1,388)	(35,757)
Amortization of Officer’s deferred compensation expense	—	—	(27,500)
Write-off of 20 Times Square pre-development costs	—	—	(6,874)
Gain on transfer of mortgages	—	—	2,096
Net gain on sale of air rights	—	—	1,688
	$185,691	$(82,764)	$(76,246)

(A)                  EBITDA for the year ended December 31, 2004, includes the Company’s $2,901 share of impairment losses recorded by Newkirk MLP, partially offset by the Company’s $2,705 share of gains on sale of real estate.  EBITDA for the year ended December 31, 2003, includes the Company’s $9,900 share of gains on sale of real estate and early extinguishment of debt, partially offset by a charge of $1,210 for an impairment loss and a litigation settlement.  The remaining decrease in EBITDA from 2003 to 2004 is due primarily to the sale of properties (primarily Stater Brothers Supermarkets).

(B)                    Interest and other income for the year ended December 31, 2004, includes a gain of $7,494, resulting from the exercise of an option by the Company’s joint venture partner to acquire certain MLP units held by the Company.  The MLP units subject to this option had been issued to the Company on behalf of the Company’s joint venture partner in exchange for the Company’s operating partnership units as part of the tender offers to acquire certain of the units of the MLP in 1998 and 1999.

(C)                    Includes Alexander’s stock appreciation rights compensation expense, of which the Company’s share was $25,340, $14,868 and $0 for the year ended December 31, 2004, 2003 and 2002, respectively.  The year ended December 31, 2004, also includes the Company’s $1,274 share of a gain on sale of land parcel and the Company’s $1,010 share of Alexander’s loss on early extinguishment of debt.

(D)                   The Company’s share of EBITDA for the period from November 3, 2004 to December 31, 2004, will be recognized in the quarter ended March 31, 2005, as the investee has not published its earnings for the year ended December 31, 2004 prior to the filing of the Company’s annual report on Form 10-K.

(E)                     See page 74 for details.

Results Of Operations - Years Ended December 31, 2004 and December 31, 2003

Revenues

The Company’s revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $1,707,262,000 for the year ended December 31, 2004, compared to $1,497,983,000 in the prior year, an increase of $209,279,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total		Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Other
Property rentals:
Increase (decrease) due to:
Acquisitions:
Bergen Mall	December 2003	$10,156		$—		$10,156	$—		$—	$—
2101 L Street	August 2003	7,197		7,197		—	—		—	—
So. California supermarkets	July 2004	2,217		—		2,217	—		—	—
Marriot Hotel	July 2004	1,890		1,890		—	—		—	—
25 W. 14th Street	March 2004	2,212		—		2,212	—		—	—
Forest Plaza Shopping Center	February 2004	2,581		—		2,581	—		—	—
99-01 Queens Boulevard	August 2004	491		—		491	—		—	—
Lodi Shopping Center	November 2004	267		—		267	—		—	—
Burnside Plaza Shopping Center	December 2004	166		—		166	—		—	—
Development placed into service:
4 Union Square South		6,989		—		6,989	—		—	—
Amortization of acquired below market leases, net		5,806		1,973		3,833	—		—	—
Operations:
Hotel activity		13,075	(1)	—		—	—		—	13,075 (1)
Trade shows activity		3,033		—		—	3,033		—	—
Leasing activity		32,659		20,721	(2)	6,433	8,111		—	(2,606)
Total increase in property rentals		88,739		31,781		35,345	11,144		—	10,469

Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions		7,561		1,157		6,404	—		—	—
Operations		4,383		5,371	(3)	1,170	(2,357	)(4)	—	199
Total increase (decrease) in tenant expense reimbursements		11,944		6,528		7,574	(2,357)		—	199
Temperature Controlled Logistics (effect of consolidating Americold from November 18, 2004 vs. equity method prior)		87,428		—		—	—		87,428	—
Fee and other income:
Increase (decrease) in:
Acquisitions (Kaempfer Management Company)		3,695		3,695		—	—		—	—
Lease cancellation fee income		8,505		9,829	(5)	(1,291)	(33)		—	—
BMS Cleaning fees		2,231		2,231		—	—		—	—
Management and leasing fees		328		379		(206)	155		—	—
Other		6,409		6,892	(6)	(1,786)	1,351		—	(48)
Total increase (decrease) in fee and other income		21,168		23,026		(3,283)	1,473		—	(48)
Total increase in revenues		$209,279		$61,335		$39,636	$10,260		$87,428	$10,620

See notes on following page.

See Leasing Activity on page 58 for further details and corresponding changes in occupancy.

Notes to preceding tabular information:

(1)                      Average occupancy and REVPAR were 78.9% and $77.56 for the year ended December 31, 2004 compared to 63.7% and $58.00 for the prior year.

(2)                      Reflects increases of $19,845 from New York City Office primarily from higher rents for space relet.

(3)                      Reflects higher reimbursements from tenants resulting primarily from increases in New York City Office real estate taxes and utilities.

(4)                      Reflects lower reimbursements from tenants resulting primarily from a decrease in accrued real estate taxes based on the finalization of 2003 real estate taxes in September of 2004.

(5)                      The increase relates to early lease terminations at the Company’s 888 Seventh Avenue and 909 Third Avenue office properties for approximately 175 square feet, a substantial portion of which has been re-leased at equal or higher rents (see page 58).

(6)                      Reflects an increase of $4,541 from New York Office, which primarily relates to an increase in Penn Plaza signage income.

Expenses

The Company’s expenses were $1,069,397,000 for the year ended December 31, 2004, compared to $917,086,000 in the prior year, an increase of $152,311,000.

Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total		Office		Retail		Merchandise Mart		Temperature Controlled Logistics	Other
Operating:
Increase (decrease) due to:
Acquisitions:
Bergen Mall	December 2003	$6,015		$—		$6,015		$—		$—	$—
2101 L Street	August 2003	2,431		2,431		—		—		—	—
25 W. 14th Street	March 2004	254		—		254		—		—	—
Forest Plaza Shopping Center	February 2004	986		—		986		—		—	—
99-01 Queens Boulevard	August 2004	109		—		109		—		—	—
Lodi Shopping Center	November 2004	36		—		36		—		—	—
Burnside Plaza Shopping Center	December 2004	66		—		66		—		—	—
Development placed into service:
4 Union Square South		1,139		—		1,139		—		—	—
Americold – effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		67,989		—		—		—		67,989	—
Hotel activity		1,862		—		—		—		—	1,862
Trade shows activity		1,946		—		—		1,946		—	—
Operations		15,407		18,255	(1)	(1,790	)(2)	(343	)(3)	—	(715)

Total increase in operating expenses		98,240		20,686		6,815		1,603		67,989	1,147

Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development		10,214		2,249		7,965		—		—	—
Americold – effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		7,968		—		—		—		7,968	—
Operations		11,053	(4)	8,082		(473)		3,900		—	(456)
Total increase (decrease) in depreciation and amortization		29,235		10,331		7,492		3,900		7,968	(456)

General and administrative:
Increase due to:
Americold – effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		4,264		—		—		—		4,264	—
Operations		19,097	(5)	1,217		3,404		2,272		—	12,204
Total increase in general and administrative		23,361		1,217		3,404		2,272		4,264	12,204

Cost of acquisitions and development not consummated		1,475	(6)	—		—		—		—	1,475 (6)

Total increase in expenses		$152,311		$32,234		$17,711		$7,775		$80,221	$14,370

See notes on following page.

(1)                      Results primarily from (i) a $8,134 increase in real estate taxes, of which $6,700 relates to the New York Office portfolio, (ii) a $5,452 increase in utility costs, of which $2,816 and $2,636 relate to the New York Office and CESCR portfolios, respectively and (iii) a $1,192 increase due to higher of repairs and maintenance (primarily New York Office).

(2)                      Results primarily from a net decrease in the allowance for bad debts due to recoveries in 2004.

(3)                      Results primarily from (i) reversal of overaccrual of 2003 real estate taxes of $3,928, based on finalization of 2003 taxes in September 2004, offset by (ii) increase in the allowance for straight-lined rent receivables in 2004 of $3,585.

(4)                      Primarily due to additions to buildings and improvements during 2003 and 2004.

(5)                      The increase in general and administrative expenses results from:

Bonuses to four executive vice presidents in connection with the successful leasing, development and financing of Alexander’s	$6,500
Costs of Vornado Operating Company litigation in 2004 (see page 95 for further details)	4,643
Legal fees in 2004 in connection with Sears investment	1,004
Increase in payroll and fringe benefits	6,555
Severance payments and the non-cash charge related to the accelerated vesting of severed employees’ restricted stock in 2003 in excess of 2004 amounts	(2,319)
Costs in 2003 in connection with the relocation of CESCR’s accounting operations to the Company’s administrative headquarters in New Jersey	(1,123)
Other, net	3,837
$19,097

(6)                      Results from the write-off of costs associated with the Mervyn’s Department Stores acquisition not consummated.

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $33,920,000 before $25,340,000 of Alexander’s stock appreciation rights compensation (“SAR”) expense or $8,580,000 net, in the year ended December 31, 2004, compared to income of $30,442,000 before $14,868,000 of SAR expense or $15,574,000 net, in the year ended December 31, 2003, a decrease after SAR expense of $6,994,000.  This decrease resulted primarily from (i) an increase in the Company’s share of Alexander’s SAR expense of $10,472,000, (ii) the Company’s $1,434,000 share of Alexander’s loss on early extinguishment of debt in 2004, partially offset by, (iii) income in 2004 from the commencement of leases with Bloomberg on November 15, 2003 and other tenants in second half of 2004 at Alexander’s 731 Lexington Avenue property and (iv) the Company’s $1,274 share of gain on sale of a land parcel in the quarter ended September 30, 2004.

Income from Partially-Owned Entities

Below are the condensed statements of operations of the Company’s unconsolidated subsidiaries as well as the increase (decrease) in income from these partially-owned entities for the years ended December 31, 2004 and 2003:

(Amounts in thousands) For the year ended:	Total	Newkirk MLP	Temperature Controlled Logistics(2)		Monmouth Mall	Partially-Owned Office Buildings	Starwood Ceruzzi Joint Venture		Other
December 31, 2004:
Revenues		$239,496	$131,053		$24,936	$118,660	$1,649
Expenses:
Operating, general and administrative		(23,495)	(29,351)		(9,915)	(48,329)	(3,207)
Depreciation		(45,134)	(50,211)		(6,573)	(19,167)	(634)
Interest expense		(80,174)	(45,504)		(6,390)	(32,659)	—
Other, net		45,344	(5,387)		(3,208)	975	(4,791)
Net income (loss)		$136,037	$600		$(1,150)	$19,480	$(6,983)

Vornado’s interest		22.4%	47.6%		50%	17%	80%
Equity in net income (loss)	$22,860	$24,041 (1)	$360		$(576)	$2,935	$(5,586	)(5)	$1,686
Interest and other income	14,459	11,396 (4)	(20)		3,290	(207)	—		—
Fee income	6,062	—	5,035		1,027	—	—		—
Income (loss) from partially-owned entities	$43,381	$35,437	$5,375		$3,741	$2,728	$(5,586)		$1,686
December 31, 2003:
Revenues		$273,500	$119,605		$24,121	$99,590	$4,394
Expenses:
Operating, general and administrative		(15,357)	(6,905)		(10,520)	(39,724)	(3,381)
Depreciation		(51,777)	(56,778)		(4,018)	(18,491)	(998)
Interest expense		(97,944)	(41,117)		(6,088)	(27,548)	—
Other, net		43,083	5,710		(3,220)	2,516	(866)
Net income (loss)		$151,505	$20,515		$275	$16,343	$(851)

Vornado’s interest		22.6%	60%		50%	15%	80%
Equity in net income (loss)	$51,057	$33,243 (3)	$12,869		$138	$2,426	$(681	)(5)	$3,062	(6)
Interest and other income	10,292	7,002	—		3,290	—	—		—
Fee income	6,552	—	5,547		1,005	—	—		—
Income (loss) from partially-owned entities	$67,901	$40,245	$18,416		$4,433	$2,426	$(681)		$3,062

Increase (decrease) in income from partially-owned entities	$(24,520)	$(4,808)	$(13,041	)(2)	$(692)	$302	$(4,905	)(5)	$(1,376	)(6)

See footnotes on following page.

Notes to preceding tabular information:

(1)                                  Includes the Company’s $2,479 share of gains on sale of real estate and the Company’s $2,901 share of impairment losses recorded by Newkirk MLP.  Excludes the Company’s $7,119 schare of the gain recognized by Newkirk MLP on the sale of its Stater Brothers real estate portfolio to the Company on July 29, 2004, which was reflected as an adjustment to the basis of the Company’s investment.

(2)                                  On November 4, 2004, Americold purchased its tenant, AmeriCold Logistics, for $47,700 in cash.  In addition, on November 18, 2004 the Company and its 40% partner, CEI collectively sold 20.7% of Americold’s common shares to Yucaipa for $145,000, which resulted in a gain, of which the Company’s share was $18,789.  Beginning on November 18, 2004, the Company is deemed to exercise control over Americold and, accordingly, began to consolidate the operations and financial position of Americold into its accounts and ceased accounting for the investment on the equity method.  See page 92 for further details.

(3)                                  Includes the Company’s $9,900 share of gains on sale of real estate and early extinguishment of debt.

(4)                                  Includes a gain of $7,494, resulting from the exercise of an option by the Company’s joint venture partner to acquire certain MLP units held by the Company.

(5)                                  Equity in income for the year ended December 31, 2004 includes the Company’s $3,833 share of an impairment loss.  Equity in income for the year ended December 31, 2003 includes the Company’s $2,271 share of income from the settlement of a tenant bankruptcy claim, partially offset by the Company’s $876 share of a net loss on disposition of leasehold improvements.

(6)                                  Includes $5,583 for the Company’s share of Prime Group Realty L.P.’s equity in net income of which $4,413 was for the Company’s share of Prime Group’s lease termination fee income.  On May 23, 2003, the Company exchanged the units it owned for common shares and no longer accounts for its investment in the partnership on the equity method.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $203,995,000 for the year ended December 31, 2004, compared to $25,397,000 in the year ended December 31, 2003, an increase of $178,598,000.  This increase results from:

(Amounts in thousands)

Income from the mark-to-market of Sears’ option position (see page 56 for details)	$82,734
Investment in GMH Communities L.P. (see page 55 for details):
Net gain on exercise of warrants for 6.7 million GMH limited partnership units	29,452
Net gain from the mark-to-market of 5.6 million warrants at December 31, 2004	24,190
Distributions received on $159,000 commitment	16,581
Increase in interest income on $275,000 GM building mezzanine loans(1)	22,187
Interest income recognized on the repayment of the Company’s loan to Vornado Operating Company in November 2004	4,771
Increase in interest income from mezzanine loans in 2004	5,495
Other, net – primarily $5,655 of contingent interest income in 2003 from the Dearborn Center loan	(6,812)
$178,598

(1)                                  On January 7, 2005, the Company was repaid $275,000 of loans secured by partnership interests in the General Motors Building.  Vornado also received a prepayment penalty of $4,500 together with interest through January 14, 2005 on $225,000 of these loans.  The $4,500 and an additional $879 of unamortized fees will be included in income in the first quarter of 2005.

Interest and Debt Expense

Interest and debt expense was $241,968,000 for the year ended December 31, 2004, compared to $228,860,000 in the year ended December 31, 2003, an increase of $13,108,000.  This increase is primarily due to (i) $6,379,000 resulting from the consolidation of the Company’s investment in Americold Realty Trust from November 18, 2004 vs. equity method accounting prior, (ii) $7,411,000 from an increase in average outstanding debt balances, primarily due to the issuance of $250,000,000 and $200,000,000 of senior unsecured notes in August 2004 and November 2003, respectively, and (iii) $1,206,000 from an increase in the weighted average interest rate on total debt of three basis points.

Net Gain on Disposition of Wholly-owned and Partially-owned Assets other than Depreciable Real Estate

The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the years ended December 31, 2004 and 2003:

(Amounts in thousands)	For the Year Ended December 31,
	2004	2003
Wholly-owned Assets:
Gain on sale of residential condominiums units	$776	$282
Net (loss) gain on sale of marketable securities	(159)	2,950
Loss on settlement of Primestone guarantees	—	(1,388)
Gain on sale of land parcels	—	499
Partially-owned Assets:
Net gain on sale of a portion of investment in Americold to Yucaipa	18,789	—
Other	369	—
	$19,775	$2,343

Minority Interest

Minority interest was $157,308,000 for the year ended December 31, 2004, compared to $178,937,000 for the prior year, a decrease of $21,629,000.  The decrease is primarily due to lower distributions and allocations to preferred unit holders as a result of the Company’s redemptions of the Series D-2 preferred units in January 2004 and Series C-1 and D-1 preferred units in the fourth quarter of 2003.

Discontinued Operations

Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation.  The following table set forth the balances of the assets related to discontinued operations as of December 31, 2004 and 2003.

	December 31,
(Amounts in thousands)	2004	2003
400 North LaSalle	$82,624	$80,685
Arlington Plaza	35,127	36,109
Palisades (sold on June 29, 2004)	—	138,629
Baltimore (Dundalk) (sold on August 12, 2004)	—	2,167
Vineland	908	908
	$118,659	$258,498

The following table sets forth the balances of the liabilities related to discontinued operations (primarily mortgage notes payable) as of December 31, 2004 and 2003.

	December 31,
(Amounts in thousands)	2004	2003
Arlington Plaza	$15,867	$16,487
400 North LaSalle	5,187	3,038
Palisades (sold on June 29, 2004)	—	120,000
	$21,054	$139,525

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2004 and 2003 are as follows:

	December 31,
(Amounts in thousands)	2004	2003
Total Revenues	$19,799	$47,770
Total Expenses	16,957	33,171
Net income	2,842	14,599
Gains on sale of real estate	75,755	161,789
Income from discontinued operations	$78,597	$176,388

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain after closing costs of $2,644,000.

On October 10, 2003, the Company sold Two Park Avenue, a 965,000 square foot office building, for $292,000,000, which resulted in a net gain on the sale after closing costs of $156,433,000.

On November 3, 2003, the Company sold its Hagerstown, Maryland shopping center for $3,100,000, which resulted in a net gain on sale after closing costs of $1,945,000.

In anticipation of selling the Palisades Residential Complex, on February 27, 2004, the Company acquired the remaining 25% interest in the Palisades venture it did not previously own for approximately $17,000,000 in cash.  On June 29, 2004, the Company sold the Palisades for $222,500,000, which resulted in a net gain on sale after closing costs of $65,905,000.

On August 12, 2004, the Company sold its Dundalk, Maryland shopping center for $12,900,000, which resulted in a net gain on sale after closing costs of $9,850,000.

EBITDA

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics		Other

Year ended December 31, 2003	$1,037,896	$780,689		$144,119	$117,887		$77,965		$(82,764)
2004 Operations:
Same store operations(1)		18,793		7,333	10,144		—
Acquisitions, dispositions and non-same store income and expenses		(151,861)		23,062	(2,521)		(6,451)
Year ended December 31, 2004	$1,204,850	$647,621		$174,514	$125,510		$71,514		$185,691
% increase in same store operations		3.1	%(2)	5.5%	8.9	%(3)	N/A	(4)

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses which are included in acquisitions, dispositions and non-same store income and expenses above.

(2)          EBITDA and the same store percentage increase were $343,421 and 4.4% for the New York office portfolio and $304,200 and 1.7% for the CESCR portfolio.

(3)          EBITDA and the same store percentage increase reflect the commencement of the WPP Group leases (228 square feet) in the third quarter of 2004 and the Chicago Sun Times lease (127 square feet) in the second quarter of 2004.  EBITDA for the year ended December 31, 2004, exclusive of the incremental impact of these leases was $121,876 or a 5.6% same store increase over the prior year.

(4)          Not comparable because prior to November 4, 2004, (date the operations of AmeriCold Logistics were combined with Americold Realty Trust), the Company reflected its equity in the rent Americold received from AmeriCold Logistics.  Subsequent thereto, the Company reflects its equity in the operations of the combined company.  See page 92 for condensed proforma operating results of Americold for the years ended December 31, 2004 and 2003, giving effect to the acquisition of its tenant, AmeriCold Logistics, as if it had occurred on January 1, 2003.

Results of Operations - Years Ended December 31, 2003 and December 31, 2002

Revenues

The Company’s revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $1,497,983,000 for the year ended December 31, 2003, compared to $1,386,794,000 in the prior year, an increase of $111,189,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total		Office		Retail		Merchandise Mart		Other
Property rentals:
Acquisitions:
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	September 2002	$8,546		$—		$8,546		$—		$—
Crystal Gateway One	July 2002	5,851		5,851		—		—		—
435 Seventh Avenue (placed in service)	August 2002	4,528		—		4,528		—		—
2101 L Street	August 2003	4,958		4,958		—		—		—
Bergen Mall	December 2003	602		—		602		—		—
424 Sixth Avenue	July 2002	557		—		557		—		—
(Decrease) increase in amortization of acquired below market leases, net		(3,461)		(4,336)		875		—		—
Operations:
Hotel activity		73	(1)	—		—		—		73 (1)
Trade Shows activity		3,807	(2)	—		—		3,807	(2)	—
Leasing activity		26,263		16,366	(3)	5,210	(4)	5,799	(5)	(1,112)
Total increase (decrease) in property rentals		51,724		22,839		20,318		9,606		(1,039)

Tenant expense reimbursements:
Acquisitions		4,290		238		4,052		—		—
Operations		20,098		17,108	(6)	1,840		1,648		(498)
Total increase (decrease) in tenant expense reimbursements		24,388		17,346		5,892		1,648		(498)
Fee and other income
Acquisitions:
BMS Tenant cleaning fees		28,968		28,968		—		—		—
Kaempfer management and leasing fees		2,441		2,441		—		—		—
Increase (decrease) in:
Lease cancellation fee income		4,429		514		2,056		1,859		—
Management and leasing fees		(3,844)		(3,667	)(7)	(160)		(17)		—
Other		3,083		(15)		2,466		726		(94)
Total increase (decrease) in fee and other income		35,077		28,241		4,362		2,568		(94)
Total increase (decrease) in revenues		$111,189		$68,426		$30,572		$13,822		$(1,631)

See notes on following page.

See Leasing Activity on page 58 for further details and corresponding changes in occupancy.

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

(3)          Reflects increases of $12,953 from New York City Office leasing activity and $3,413 from CESCR’s leasing activity.  These increases resulted primarily from higher rents for space relet in 2003 and 2002 (full year impact in 2003 as compared to a partial year in 2002) and an increase in CESCR occupancy of .3% this year, partially offset by a decrease in NYC office occupancy of .6%.  Initial rent for the 677 square feet of space relet in New York City was $44.41 per square foot in 2003, a 15.3% increase over prior escalated rent.  Initial rent for the 2,510 square feet of space relet in CESCR portfolio was $30.62 per square foot a 2.5% increase over prior escalated rents.  For further details of NYC and CESCR office leasing activity see page 58.

(4)          Resulted primarily from (i) an increase in the occupancy rate from 88.3% at December 31, 2002 to 93.0% at December 31, 2003 as a result of leasing space previously vacated by Bradlees and Kmart and (ii) higher rents for space relet in 2003 and 2002 (full year impact in 2003 as compared to a partial year in 2002).  Initial rent for the 1,046 square feet of space relet in 2003 was $15.56 per square foot, a 13.2% increase over prior rent.  For further details of Retail leasing activity see page 58.

(5)          Reflects an increase in occupancy of Merchandise Mart office space of 0.9% from 2002, higher rents for 1,157 square feet of showroom space relet in 2003 and 911 square feet relet in 2002 (full year impact in 2003 as compared to partial year impact in 2002), partially offset by a decrease in Merchandise Mart showroom occupancy of .1% from 2002 and lower rents for 270 square feet of office space relet in 2003.  Initial rents for the 1,157 square feet of showroom space relet in 2003 was $23.43, a 0.6% increase over prior escalated rent.  Initial rents for the 270 square feet of office space relet in 2003 was $21.24, a 5.3% decrease over prior escalated rent.  For further details of Merchandise Mart leasing activity see page 58.

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

Expenses

The Company’s expenses were $917,086,000 for the year ended December 31, 2003, compared to $850,071,000 in the prior year, an increase of $67,015,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total		Office		Retail		Merchandise Mart		Other
Operating:
Acquisitions:
BMS	$19,789		$19,789		$—		$—		$—
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	3,007		—		3,007		—		—
Crystal Gateway One	1,742		1,742		—		—		—
Bergen Mall	399		—		399		—		—
2101 L Street	1,531		1,531		—		—		—
435 Seventh Avenue	503		—		503		—		—
424 Sixth Avenue	98		—		98		—		—
Hotel activity	2,769		—		—		—		2,769 (1)
Trade Shows activity	1,487		—		—		1,487	(2)	—
Operations	32,267	(3)	23,752	(3)	4,955	(3)	3,524	(3)	36 (3)
	63,592		46,814		8,962		5,011		2,805
Depreciation and amortization:
Acquisitions	5,966		4,026		1,940		—		—
Operations	10,009		4,900	(4)	1,938		3,409	(4)	(238)
	15,975		8,926		3,878		3,409		(238)
General and administrative:
Acquisitions	4,915		4,274		641		—		—
Operations	16,907	(5)	(364)		1,502		(167)		15,936
	21,822		3,910		2,143		(167)		15,936
Costs of acquisitions and development not consummated	(6,874)		—		—		—		(6,874)

Amortization of officer’s deferred compensation expense	(27,500)		—		—		—		(27,500)

Total increase (decrease) in expenses	$67,015		$59,650		$14,983		$8,253		$(15,871)

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

(3)          Below are the details of the increases (decreases) in operating expenses by segment:

	Total	Office	Retail	Merchandise Mart	Other
Real estate taxes	$26,935	$20,904 (a)	$1,245	$4,724	$62
Utilities	(946)	(906)	364	(483)	79
Maintenance	5,286	2,997	2,302	(33)	20
Ground rent	950	1,005	(55)	—	—
Bad debt expense	(29)	(1,541)	1,238	274	—
Other	71	1,293	(139)	(958)	(125)
	$32,267	$23,752	$4,955	$3,524	$36

(a) Relates primarily to an increase in New York Office.

(4)          Increases in depreciation and amortization for the Office and Merchandise Mart segments are primarily due to additions to buildings and improvements.

(5)          The increase in general and administrative expenses results from:

Increase in professional fees in connection with information technology, corporate governance, insurance, and other projects	$4,675
Severance payments in 2003 to two senior executives ($3,211) and the non-cash charge related to the accelerated vesting of their restricted stock ($1,626)	4,837
Other severance	860
Increase in corporate payroll and fringe benefits of which $755 is due to a decrease in capitalized development payroll and $407 is due to the Company’s deferred compensation plan (offset by an equal amount of investment income)	2,872
Costs in connection with the relocation of CESCR’s back office operations to the Company’s administrative headquarters in New Jersey	1,123
Stock compensation expense (see below)	1,898
Other	642
$16,907

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

Income from Partially-Owned Entities

Below are the condensed statements of operations of the Company’s unconsolidated subsidiaries as well as the increase (decrease) in income from these partially-owned entities for the years ended December 31, 2003 and 2002:

(Amounts in thousands)

For the year ended:	Total	Newkirk MLP	Temperature Controlled Logistics	Monmouth Mall	Partially-Owned Office Buildings	Starwood Ceruzzi Joint Venture	Las Catalinas Mall	Other
December 31, 2003:
Revenues		$273,500	$119,605	$24,121	$99,590	$4,394
Expenses:
Operating, general and administrative		(15,357)	(6,905)	(10,520)	(39,724)	(3,381)
Depreciation		(51,777)	(56,778)	(4,018)	(18,491)	(998)
Interest expense		(97,944)	(41,117)	(6,088)	(27,548)	—
Other, net		43,083	5,710	(3,220)	2,516	(866)
Net income (loss)		$151,505	$20,515	$275	$16,343	$(851)

Vornado’s interest		22.6%	60%	50%	15%	80%
Equity in net income (loss)	$51,057	$33,243 (1)	$12,869 (2)	$138	$2,426	$(681)		$3,062
Interest and other income	10,292	7,002	—	3,290 (3)	—	—		—
Fee income	6,552	—	5,547	1,005	—	—		—
Income (loss) from partially-owned entities	$67,901	$40,245	$18,416	$4,433	$2,426	$(681)	N/A (4)	$3,062

December 31, 2002:
Revenues		$295,369	$117,663	$5,760	$50,205	$695	$10,671
Expenses:
Operating, general and administrative		(8,490)	(7,904)	(2,510)	(21,827)	(2,265)	(3,102)
Depreciation		(34,010)	(59,328)	(943)	(9,094)	(1,430)	(1,482)
Interest expense		(121,219)	(42,695)	(1,520)	(11,354)	—	(3,643)
Other, net		(9,790)	(2,150)	48	389	(200)	(802)
Net income (loss)		$121,860	$5,586	$835	$8,319	$(3,200)	$1,642

Vornado’s interest		21.7%	60%	50%	24%	80%	50%
Equity in net income (loss)	$30,664	$26,500	$4,144	$791 (3)	$1,966	$(2,560)	$851	$(1,028)
Interest and other income	8,000	8,000	—	—	—	—	—	—
Fee income	5,794	—	5,563	231	—	—	—	—
Income (loss) from partially-owned entities	$44,458	$34,500	$9,707	$1,022	$1,966	$(2,560)	$851	$(1,028)

Increase (decrease) in income from partially-owned entities	$23,443	$5,745 (1)	$8,709 (2)	$3,411 (3)	$460	$1,879	$(851 (4)	$4,090

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

(2)           The Company reflects its 60% share of Vornado Crescent Portland Partnership’s (the “Landlord”) rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business.  The Company’s joint venture does not recognize rental income unless earned and collection is assured or cash is received.  The Company did not recognize $25,087 of rent it was due for the year ended December 31, 2003, which together with previously deferred rent was $49,436 at December 31, 2003.  The following summarizes the increase in income for the year ended December 31, 2003 over the prior year:

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

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $25,397,000 for the year ended December 31, 2003, compared to $31,678,000 in the year ended December 31, 2002, a decrease of $6,281,000.  This decrease resulted primarily from (i) lower average investments at lower yields, partially offset by (ii) $5,655,000 of contingent interest income recognized in connection with the repayment of the Dearborn Center loan and (iii) $5,028,000 of interest income recognized on the $225,000,000 GM Building mezzanine loans, for the period from October 20, 2003 through December 31, 2003.

Interest and Debt Expense

Interest and debt expense was $228,860,000 for the year ended December 31, 2003, compared to $232,891,000 in the year ended December 31, 2002, a decrease of $4,031,000.  This decrease was primarily comprised of a $11,285,000 savings from a 77 basis point reduction in weighted average interest rates of the Company’s variable rate debt, partially offset by (i) the consolidation as of September 2002 of the Las Catalinas operations which were previously included in income from partially-owned entities, (ii) a full year of interest expense on the Company’s $500,000,000 Senior Unsecured Notes due 2007 which were issued in June 2002 and (iii) a reduction in interest capitalized in connection with development projects.

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

Net Gains on Sale of Residential Condominium Units

The Company recognized net gains of $282,000 and $2,156,000 during 2003 and 2002, from the sale of residential condominiums.

Minority Interest

Minority interest was $178,937,000 for the year ended December 31, 2003, compared to $140,933,000 for the prior year, an increase of $38,040,000.  The increase is primarily due to higher income in 2003, primarily as a result of net gains on sale of real estate of $161,789,000, and an increase in preferred unit distributions of $2,187,000, representing the original issuance costs on the redemption of the Series D-1 preferred units.

Discontinued Operations

Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation.  The following table sets forth the balances of the assets related to discontinued operations as of December 31, 2003 and 2002.

	December 31,
(Amounts in thousands)	2003	2002
Palisades (sold on June 29, 2004)	$138,629	$142,333
400 North LaSalle	80,685	27,600
Arlington Plaza	36,109	36,666
Baltimore (Dundalk) (sold on August 12, 2004)	2,167	2,050
Vineland	908	978
Two Park Avenue (sold on October 10, 2003)	—	123,076
Baltimore (sold on January 9, 2003)	—	2,218
Hagerstown (sold on November 3, 2003)	—	1,013
	$258,498	$335,934

The following table sets forth the balances of the liabilities related to discontinued operations (primarily mortgage notes payable) as of December 31, 2003 and 2002.

	December 31,
(Amounts in thousands)	2003	2002
Palisades (sold on June 29, 2004)	$120,000	$100,000
Arlington Plaza	16,487	17,054
400 North LaSalle	3,038	—
	$139,525	$117,054

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2003 and 2002 are as follows:

	December 31,
(Amounts in thousands)	2003	2002
Total Revenues	$47,770	$48,283
Total Expenses	33,171	36,468
Net income	14,599	11,815
Net gains on sales of real estate	161,789	—
Income from discontinued operations	$176,388	$11,815

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain after closing costs of $2,644,000.

On October 10, 2003, the Company sold Two Park Avenue, a 965,000 square foot office building, for $292,000,000, which resulted in a net gain on the sale after closing costs of $156,433,000.

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

EBITDA

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics		Other

Year ended December 31, 2002	$826,659	$610,531		$114,498	$108,078	$69,798		$(76,246)
2003 Operations:
Same store operations(1)		5,670		5,086	4,445	3,517	(3)
Acquisitions, dispositions and non-same store income and expenses		164,488		24,535	5,364	4,650
Year ended December 31, 2003	$1,037,896	$780,689		$144,119	$117,887	$77,965		$(82,764)
% increase in same store operations		1.0	%(2)	4.5%	4.1%	4.8	%(3)

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

Supplemental Information

Three Months Ended December 31, 2004 and December 31, 2003

Below is a summary of Net Income and EBITDA(1) by segment for the three months ended December 31, 2004 and 2003.

	For The Three Months Ended December 31, 2004
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics (3)	Other (4)
Property rentals	$326,684	$208,933	$45,025	$54,787	$—	$17,939
Straight-line rents:
Contractual rent increases	9,795	7,332	1,280	1,092	—	91
Amortization of free rent	7,507	3,312	2,366	1,828	—	1
Amortization of acquired below market leases, net	3,268	1,928	1,340	—	—	—
Total rentals	347,254	221,505	50,011	57,707	—	18,031
Expense reimbursements	49,381	28,545	18,488	1,434	—	914
Temperature Controlled Logistics	87,428	—	—	—	87,428	—
Fee and other income:
Tenant cleaning fees	8,606	8,606	—	—	—	—
Management and leasing fees	3,560	3,278	296	5	—	(19)
Other	8,485	4,814	50	3,607	—	14
Total revenues	504,714	266,748	68,845	62,753	87,428	18,940
Operating expenses	223,575	102,016	20,561	23,094	67,989	9,915
Depreciation and amortization	70,521	42,300	7,410	9,898	7,968	2,945
General and administrative	55,062	9,863	3,681	6,744	4,264	30,510
Total expenses	349,158	154,179	31,652	39,736	80,221	43,370
Operating income (loss)	155,556	112,569	37,193	23,017	7,207	(24,430)
Income applicable to Alexander’s	4,203	88	174	—	—	3,941
Income from partially-owned entities	9,739	749	556	64	37	8,333
Interest and other investment income	167,331	361	180	22	220	166,548
Interest and debt expense	(65,883)	(31,212)	(14,144)	(2,799)	(6,379)	(11,349)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciablereal estate	18,999	369	—	—	—	18,630
Minority interest	(50,192)	—	—	—	(158)	(50,034)
Income from continuing operations	239,753	82,924	23,959	20,304	927	111,639
Income (loss) from discontinued operations	201	252	(189)	—	—	138
Net income	239,954	83,176	23,770	20,304	927	111,777
Interest and debt expense(2)	78,474	32,473	15,022	3,025	7,326	20,628
Depreciation and amortization(2)	78,378	43,409	8,690	10,031	8,601	7,647
Income taxes	829	113	—	573	79	64
EBITDA(1)	$397,635	$159,171	$47,482	$33,933	$16,933	$140,116

See notes on page 89.

	For The Three Months Ended December 31, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics (3)	Other (4)
Property rentals	$309,598	$205,493	$35,442	$51,906	$—	$16,757
Straight-line rents:
Contractual rent increases	7,740	5,102	173	2,504	—	(39)
Amortization of free rent	2,423	237	1,415	780	—	(9)
Amortization of acquired below market leases, net	2,189	1,640	549	—	—	—
Total rentals	321,950	212,472	37,579	55,190	—	16,709
Expense reimbursements	45,476	27,893	14,275	2,949	—	359
Fee and other income:
Tenant cleaning fees	7,300	7,300	—	—	—	—
Management and leasing fees	3,031	2,620	347	—	—	64
Other	7,592	2,292	326	5,026	—	(52)
Total revenues	385,349	252,577	52,527	63,165	—	17,080
Operating expenses	147,766	92,839	17,153	26,391	—	11,383
Depreciation and amortization	58,892	39,969	6,322	8,924	—	3,677
General and administrative	35,324	10,426	2,177	5,872	—	16,849
Total expenses	241,982	143,234	25,652	41,187	—	31,909
Operating income (loss)	143,367	109,343	26,875	21,978	—	(14,829)
Income applicable to Alexander’s	3,233	—	161	—	—	3,072
Income (loss) from partially-owned entities	13,736	358	847	(253)	7,213	5,571
Interest and other investment income	9,176	1,066	211	10	—	7,889
Interest and debt expense	(58,575)	(33,288)	(14,780)	(3,637)	—	(6,870)
Net loss on disposition of wholly-owned and partially-owned assets other than depreciable real estate	2,950	—	—	—	—	2,950
Minority interest	(67,284)	—	—	—	—	(67,284)
Income (loss) from continuing operations	46,603	77,479	13,314	18,098	7,213	(69,501)
Income (loss) from discontinued operations	158,541	157,468	1,998	—	—	(925)
Net income (loss)	205,144	234,947	15,312	18,098	7,213	(70,426)
Interest and debt expense(2)	72,841	34,555	15,583	3,854	6,158	12,691
Depreciation and amortization(2)	78,270	40,871	6,796	9,282	8,722	12,599
Income taxes	1,627	45	—	—	—	1,582
EBITDA(1)	$357,882	$310,418	$37,691	$31,234	$22,093	$(43,554)

See notes on following page.

Notes to preceding tabular information:

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

(3)   Operating results for the year ended December 31, 2004, reflect the consolidation of the Company’s investment in Americold beginning on November 18, 2004.  Previously, this investment was accounted for on the equity method.  See page 92 for condensed proforma operating results of Americold for the three months ended December 31, 2004 and 2003, giving effect to the acquisition of its tenant, AmeriCold Logistics, as if it had occurred on January 1, 2003.

(4)   Other EBITDA is comprised of:

	For the Three Months Ended December 31,
(Amounts in thousands)	2004	2003
Newkirk:
Equity in income of MLP	$13,746	$15,119
Interest and other income	2,540	2,311
Alexander’s	8,839	5,896
Hotel Pennsylvania	7,680	4,023
Industrial warehouses	1,506	1,365
Student Housing	186	494
	34,497	29,208
Minority interest expense	(50,034)	(67,284)
Corporate general and administrative expenses	(29,488)	(16,758)
Investment income and other (a)	184,311	7,069
Discontinued Operations:
Palisades	(7)	1,697
400 North LaSalle	837	(436)
Gains on sale of marketable securities	—	2,950
	$140,116	$(43,554)

(a)   The three months ended December 31, 2004 includes (i) $81,730 of income from the mark-to-market of the Sears’ option position, (ii) $29,452 of net gain on exercise of GMH warrants for limited partnership units, (iii) $24,190 of income from the mark-to-market of the remaining GMH warrants, (iv) $11,081 of interest income on $159,000 GMH commitment, (v) $22,187 of interest income on the GM building mezzanine loans and (vi) $4,771 of interest income on the repayment of the Company’s loan to Vornado Operating.

In comparing the financial results of the Company’s segments on a sequential quarterly basis, the following should be noted:

•      The third quarter of the Office and Merchandise Mart segments have historically been impacted by higher net utility costs than in each other quarter of the year;

•      The fourth quarter of the Retail segment has historically been higher than each of the first three quarters due to the recognition of percentage rental income; and

•      The second and fourth quarter of the Merchandise Mart segment have historically been higher than the first and third quarters due to major trade shows occurring in those quarters.

Below are the details of the changes by segment in EBITDA for the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics		Other
Three months ended December 31, 2003	$357,882	$310,418		$37,691	$31,234		$22,093		$(43,554)
2004 Operations:
Same store operations(1)		2,872		2,223	2,829	(3)	—
Acquisitions, dispositions and non-recurring income and expenses		(154,119)		7,568	(130)		(5,160)
Three months ended December 31, 2004	$397,635	$159,171		$47,482	$33,933		$16,933		$140,116
% increase in same store operations		1.9	%(2)	6.2%	9.7	%(3)	N/A	%(4)

(1)   Represents operations, which were owned for the same period in each year.

(2)   EBITDA and same store percentage increase (decrease) was $87,445 and 4.8% for the New York City office portfolio and $71,726 and (1.2%) for the CESCR portfolio.

(3)   EBITDA and the same store percentage increase reflect the commencement of leases with WPP Group (228,000 square feet) in the third quarter of 2004 and the Chicago Sun Times (127,000 square feet) in the second quarter of 2004.  EBITDA for the year ended December 31, 2004, exclusive of the incremental impact of these leases was $31,844, representing a 2.5% same store percentage increase.

(4)   Not comparable because prior to November 4, 2004, (date the operations of AmeriCold Logistics were combined with Americold), the Company reflected its equity in the rent Americold received from AmeriCold Logistics.  Subsequent thereto, the Company reflects its equity in the operations of the combined company.  See page 92 for condensed proforma operating results of Americold for the three months ended December 31, 2004 and 2003, giving effect to the acquisition of its tenant, AmeriCold Logistics, as if it had occurred on January 1, 2003.

Below are the details of the changes by segment in EBITDA for the three months ended December 31, 2004 compared to the three months ended September 30, 2004:

(Amounts in thousands)	Total	Office		Retail		Merchandise Mart		Temperature Controlled Logistics		Other
Three months ended September 30, 2004	$263,759	$165,704		$52,148		$30,591		$19,191		$(3,875)
2004 Operations:
Same store operations(1)		1,948		3,721		1,998	(4)	—
Acquisitions, dispositions and non-recurring income and expenses		(8,481)		(8,387	)(3)	1,344		(2,258)
Three months ended December 31, 2004	$397,635	$159,171		$47,482		$33,933		$16,933		$140,116
% increase in same store operations		1.3	%(2)	9.0%		6.7	%(4)	N/A	(5)

(1)   Represents operations, which were owned for the same period in each year.

(2)   EBITDA and same store percentage increase (decrease) was $ 87,282 and 4.7% for the New York City office portfolio and $70,766 and (2.4%) for the CESCR portfolio.

(3)   EBITDA for the three months ended September 30, 2004 includes a gain on the sale of the Company’s Dundalk Shopping Center of $9,850.

(4)   Primarily due to seasonality of trade shows operations.

(5)   Not comparable because prior to November 4, 2004, (date the operations of AmeriCold Logistics were combined with Americold), the Company reflected its equity in the rent Americold received from AmeriCold Logistics.  Subsequent thereto, the Company reflects its equity in the operations of the combined company.  See page 92 for condensed proforma operating results of Americold for the three months ended December 31, 2004 and 2003, giving effect to the acquisition of its tenant, AmeriCold Logistics, as if it had occurred on January 1, 2003.

Below is a reconciliation of net income and EBITDA for the three months ended September 30, 2004.

(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Net income (loss) for the three months ended September 30, 2004	$108,523	$88,666	$29,648	$19,299	$2,781	$(31,871)
Interest and debt expense	80,335	34,092	15,720	3,013	7,796	19,714
Depreciation and amortization	74,294	42,673	6,780	8,000	8,614	8,227
Income Taxes	607	273	—	279	—	55
EBITDA for the three months ended September 30, 2004	$263,759	$165,704	$52,148	$30,591	$19,191	$(3,875)

Investment in Americold Realty Trust

Prior to November 18, 2004, the Company owned a 60% interest in Vornado Crescent Portland Partnership (“VCPP”) which owned Americold Realty Trust (“Americold”).  Americold owns 88 temperature controlled warehouses, all of which were leased to AmeriCold Logistics.  On November 4, 2004, Americold purchased its tenant, AmeriCold Logistics, for $47,700,000 in cash.  On November 18, 2004, the Company and its 40% partner, Crescent Real Estate Equities Company (“CEI”) collectively sold 20.7% of Americold’s common shares to The Yucaipa Companies (“Yucaipa”) for $145,000,000, which resulted in a gain, of which the Company’s share was $18,789,000. The sale price was based on a $1.450 billion valuation for Americold before debt and other obligations.  Yucaipa is a private equity firm with significant expertise in the food distribution, logistics and retail industries.  Upon closing of the sale to Yucaipa on November 18, 2004, Americold is owned 47.6% by the Company, 31.7% by CEI and 20.7% by Yucaipa. Pursuant to the sales agreement: (i) Yucaipa may earn a promote of 20% of the increase in the value of Americold through December 31, 2007, limited to 10% of the Company’s and CEI’s remaining interest in Americold; (ii) the annual asset management fee payable by CEI to the Company has been reduced from approximately $5,500,000 to $4,548,000, payable quarterly through October 30, 2027.  CEI, at its option, may terminate the payment of this fee at any time after November 2009, by paying the Company a termination fee equal to the present value of the remaining payments through October 30, 2007, discounted at 10%.  In addition, CEI is obligated to pay a pro rata portion of the termination fee to the extent it sells a portion of its equity interest in Americold; and (iii) VCPP was dissolved.  The Company has the right to appoint three of the five members to Americold’s Board of Trustees.  Consequently, the Company is deemed to exercise control over Americold and, on November 18, 2004, the Company began to consolidate the operations and financial position of Americold into its accounts and no longer accounts for its investment on the equity method.

The following is a pro forma presentation of the results of operations of Americold for the three months and years ended December 31, 2004 and 2003, giving effect to the acquisition of AmeriCold Logistics as if it had occurred on January 1, 2003.

	For the Year Ended December 31,		For the Three Months Ended December 31,
(Amounts in thousands)	2004	2003	2004	2003
Revenue	$701,707	$655,286	$191,595	$176,610
Cost of operations	545,971	482,284	146,694	128,390
Gross margin	155,736	173,002	44,901	48,220
Depreciation, depletion and amortization	72,059	71,860	17,666	17,950
Interest expense	52,285	41,634	13,799	10,440
General and administrative expense	32,940	35,355	6,946	10,426
Other expense (income), net	11,137	(601)	5,879	(1,778)
Net (loss) income	(12,685)	24,754	611	11,182
Depreciation and amortization	71,622	71,386	17,567	17,836
Interest expense	52,285	41,634	13,799	10,440
Income taxes	4,640	1,989	775	(1,344)
EBITDA	$115,867	$139,763	$32,752	$38,114
Same store % increase (decrease)	(5.3)%		.8%

Revenue was $701,707,000 for the year ended December 31, 2004, compared to $655,286,000 for the year ended December 31, 2003, an increase of $46,421,000.  The increase in revenue for the year ended December 31, 2004 was primarily due to (i) $36,406,000 from Americold’s transportation management services business from both new and existing customers, (ii) $6,692,000 from new managed warehouse contracts, net of a contract termination in the fourth quarter of 2004 and (iii) an increase in handling and accessorial services.

Gross margin from owned warehouses was $150,515,000 or 34.4%, for the year ended December 31, 2004, compared to $159,909,000, or 36.9%, for the year ended December 31, 2003, a decrease of $9,394,000.  This decrease was primarily attributable to (i) lower productivity related to new business at the Atlanta warehouses, (ii) lower average occupancy at the Carthage warehouse and (iii) a change in revenue mix as higher margin storage revenues declined and lower margin handling revenues increased.

Gross margin from other operations (i.e., transportation, management services and managed warehouses) was $5,221,000 for the year ended December 31, 2004, compared to $13,093,000 for the year ended for the year ended December 31, 2003, a decrease of $7,872,000.  This decrease was primarily the result of (i) a $5,062,000 change in the estimate of unbilled transportation revenue, (ii) lower margins in the transportation management services business due to tightened truck supply in 2004 as a result of new legislation reducing the hours that drivers are permitted to drive in a day, partially offset by (iii) an increase in gross margin from new and existing managed warehouse customers.

Interest expense was $52,285,000 for the year ended December 31, 2004, compared to $41,634,000 for the year ended December 31, 2003, an increase of $10,651,000.  The increase was primarily due to higher average debt outstanding as Americold obtained a mortgage financing on 28 of its unencumbered properties in February 2004.

General and administrative expense was $32,940,000 for the year ended December 31, 2004, compared to $35,355,000 for the prior year, a decrease of $2,415,000.  This decrease resulted primarily from a lower bonus provision.

Other expense, net, was $11,137,000 for the year ended December 31, 2004, compared to other income, net, of $601,000 for the year ended December 31, 2003, a decrease of $11,738,000.  This decrease resulted primarily from (i) $7,569,000 for the write-off of the remaining net book value of two vacant warehouse facilities and assets related to a managed warehouse contract that was terminated 2004, (ii) $2,241,000 of income in 2003 resulting from a tax refund, and (iii) a gain of $850,000 in 2003 resulting from a sale of warehouse.

Related Party Transactions

Loan and Compensation Agreements

In accordance with the terms of the employment arrangement with Steven Roth, the Company’s Chief Executive Officer, and subject to a letter agreement dated November 1999, Mr. Roth may draw up to $15,000,000 of loans on a revolving basis.  Each loan bears interest, payable quarterly, at the applicable Federal rate on the date the loan is made and matures on the sixth anniversary of such loan.  Loans are collateralized by assets with a value of not less than two times the amount outstanding.  At December 31, 2004, the outstanding balance under this arrangement was $13,122,500 (of which $4,704,500 is shown as a reduction in shareholders’ equity).  The amount outstanding matures in January 2006 and bears interest at a weighted average rate of 4.49% per annum.

At December 31, 2004, the balance of the loan due from Michael Fascitelli, the Company’s President, in accordance with his employment agreement was $8,600,000.  The loan matures in December 2006 and bears interest, payable quarterly, at a weighted average rate of 3.97% (based on the applicable Federal rate).

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

Pursuant to the Company’s annual compensation review in February 2002 with Joseph Macnow, the Company’s Chief Financial Officer, the Compensation Committee approved a $2,000,000 loan to Mr. Macnow, bearing interest at the applicable federal rate of 4.65% per annum and due in June 2007.  The loan was funded on July 23, 2002 and is collateralized by assets with a value of not less than two times the loan amount.

On March 11, 2004, the Company loaned $2,000,000 to Melvyn Blum, an executive officer of the Company, pursuant to the revolving credit facility contained in his January 2000 employment agreement.  The loan bears interest at 1.57% per annum (the Federal rate) and is due in March 2007.

On February 22, 2005, the Company and Sandeep Mathrani, Executive Vice President – Retail Division, entered into a new employment agreement.  Pursuant to the agreement, the Company granted Mr. Mathrani (i) 16,836 restricted shares of the Company’s stock, (ii) stock options to acquire 300,000 of the Company’s common shares at an exercise price of $71.275 per share and (iii) the right to receive 200,000 stock options over the next two years at the then prevailing market price.  In addition, Mr. Mathrani repaid the $500,000 loan the Company provided him under his prior employment agreement.

Transactions with Affiliates and Officers and Trustees of the Company

Alexander’s

The Company owns 33% of Alexander’s.  Mr. Roth and Mr. Fascitelli are Officers and Directors of Alexander’s, the Company provides various services to Alexander’s in accordance with management, development and leasing agreements and the Company has made loans to Alexander’s aggregating $124,000,000 at December 31, 2004.  These agreements and the loans are described in Note 5 - Investments in Partially-Owned Entities to the Company’s consolidated financial statements in this annual report on Form 10-K.  In addition, in 2002, the Company sold air rights to Alexander’s, details of which are provided in Note 3 – Acquisitions and Dispositions to the Company’s consolidated financial statements in this annual report on Form 10-K.

Interstate Properties

As of December 31, 2004, Interstate Properties and its partners beneficially owned approximately 10.8% of the common shares of beneficial interest of the Company and 27.4% of Alexander’s common stock.  Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners.  Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the managing general partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander’s.  Messrs. Mandelbaum and Wight are trustees of the Company and also directors of Alexander’s.

The Company manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives an annual fee equal to 4% of base rent and percentage rent.  The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. The Company believes based upon comparable fees charged by other real estate companies that its terms are fair to the Company.  The Company earned $726,000, $703,000 and $747,000 of management fees under the management agreement for the years ended December 31, 2004, 2003 and 2002.  In addition, during fiscal years 2003 and 2002, as a result of a previously existing leasing arrangement with Alexander’s, Alexander’s paid to Interstate $587,000 and $703,000, respectively, for the leasing and other services actually rendered by the Company.  Upon receipt of these payments, Interstate promptly paid them over to the Company without retaining any interest therein.  This arrangement was terminated at the end of 2003 and all payments by Alexander’s thereafter for these leasing and other services are made directly to the Company.

Vornado Operating Company (“Vornado Operating”)

In October 1998, Vornado Operating was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct.  Vornado Operating’s primary asset was its 60% investment in AmeriCold Logistics, which leased 88 refrigerated warehouses from Americold, owned 60% by the Company.  The Company granted Vornado Operating a $75,000,000 unsecured revolving credit facility that was to expire on December 31, 2004.  Borrowings under the revolving credit facility bore interest at LIBOR plus 3%.  The Company received a commitment fee equal to 1% per annum on the average daily unused portion of the facility.  At the time of its dissolution referred to below, Vornado Operating had outstanding 4,068,924 shares and its operating partnership had outstanding 447,017 units.  At such time, trustees and officers of the Company held approximately 24.3% of the common shares and units of Vornado Operating.  In addition, Messrs. Roth, Fascitelli, Macnow, Wight and West each served as an officer and/or director of Vornado Operating.

On December 31, 2002, the Company and Crescent Real Estate Equities formed a joint venture to acquire the Carthage, Missouri and Kansas City, Kansas quarries from AmeriCold Logistics for $20,000,000 in cash (appraised value).  The Company contributed cash of $8,800,000 to the joint venture representing its 44% interest.  AmeriCold Logistics used the proceeds from the sale to repay a portion of a loan to Vornado Operating.  Vornado Operating then repaid $9,500,000 of the amount outstanding under the Company’s revolving credit facility.   In addition, during 2004 and 2003, this joint venture acquired $21,930,000 and $5,720,000 of trade receivables from AmeriCold Logistics for $21,500,000 and $5,606,000, respectively.  These receivables were subsequently collected in full.

On November 4, 2004, Americold purchased its tenant, AmeriCold Logistics, for $47,700,000 in cash.  As part of this transaction, Vornado Operating repaid the $21,989,000 balance of the loan to the Company as well as $4,771,000 of unpaid interest.  Because the Company fully reserved for the interest income on this loan beginning in January 2002, it recognized $4,771,000 of income upon collection in the fourth quarter 2004.

In November 2004, a class action shareholder derivative lawsuit was brought in the Delaware Court of Chancery against Vornado Operating Company (“Vornado Operating”), its directors and the Company.  The lawsuit sought to enjoin the dissolution of Vornado Operating, rescind the previously completed sale of AmeriCold Logistics (owned 60% by Vornado Operating) to Americold Realty Trust (owned 60% by the Company) and damages.  In addition, the plaintiffs claimed that the Vornado Operating directors breached their fiduciary duties.  On November 24, 2004, a stipulation of settlement was entered into under which the Company agreed to settle the lawsuit with a payment of approximately $4.5 million or about $1 per Vornado Operating share or partnership unit before litigation expenses. The proposed settlement payment would be in addition to the liquidation distribution of $2 per Vornado Operating share or unit that Vornado Operating made to its equity-holders when it dissolved on December 29, 2004.  On January 20, 2005, the Delaware Court of Chancery postponed deciding upon the proposed settlement and requested further but limited information before holding an additional hearing regarding the settlement, which has been scheduled for March 2005.  The Company has accrued the proposed settlement payment and related legal costs as part of “general and administrative expense” in the fourth quarter of 2004.  The Company believes that the ultimate outcome of this matter will not have a material effect on the Company’s consolidated financial statements.

Other

On January 1, 2003, the Company acquired BMS, a company which provides cleaning and related services principally to the Company’s Manhattan office properties, for $13,000,000 in cash from the estate of Bernard Mendik and certain other individuals including David R. Greenbaum, an executive officer of the Company.  The Company paid BMS $53,024,000, for the year ended December 31, 2002 for services rendered to the Company’s Manhattan office properties.  Although the terms and conditions of the contracts pursuant to which these services were provided were not negotiated at arms length, the Company believes based upon comparable amounts charged to other real estate companies that the terms and conditions of the contracts were fair to the Company.

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

On October 1, 2004, the Company increased its ownership interest in the Investment Building in Washington, D.C. to 5% by acquiring an additional 2.8% interest for $2,240,000 in cash.  The Company’s original interest in the property was acquired in connection with the acquisition of the Kaempfer Company in April 2003.  Mitchell N. Schear, President of the Company’s CESCR division and other former members of Kaempfer management were also partners in the Investment Building partnership.

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

As at December 31, 2004, the Company has an effective shelf registration under which the Company can offer an aggregate of approximately $397,990,000 of equity securities and Vornado Realty L.P. can offer an aggregate of $1,550,770,000 of debt securities.  On January 26, 2005, the Company filed a registration statement to increase the amount of equity and debt securities that can be offered to up to $2.5 billion and $5.0 billion, respectively.  On February 3, 2005, the registration statement was declared effective.

Certain Future Cash Requirements

For 2005 the Company has budgeted approximately $180,000,000 for capital expenditures excluding acquisitions as follows:

(Amounts in millions except square foot data)	Total	New York Office	CESCR Office	Retail	Merchandise Mart	Other(1)
Expenditures to maintain assets	$57.5	$16.0	$21.0	$4.0	$10.0	$6.5
Tenant improvements	101.5	22.0	60.5	6.0	13.0	—
Leasing commissions	24.5	7.0	13.0	1.5	3.0	—
Total Tenant Improvements and Leasing Commissions	126.0	29.0	73.5	7.5	16.0	—
Per square foot		$40.00	$28.25	$9.10	$13.60	$—
Per square foot per annum		$4.20	$5.65	$0.90	$2.25	$—
Total Capital Expenditures and Leasing Commissions	$183.5	$45.0	$94.5	$11.5	$26.0	$6.5

Square feet budgeted to be leased (in thousands)		725	2,600	825	1,175
Weighted average lease term		9.5	5.0	10.0	6.0

(1)   Hotel Pennsylvania, Paramus Office and Warehouses.

During the year ended December 31, 2004, actual cash basis capital expenditures and leasing commissions were $186,850,000, as compared to a budget of $194,200,000.

In addition to the capital expenditures reflected above, the Company is currently engaged in certain development and redevelopment projects for which it has budgeted approximately $470,000,000.  Of this amount $310,000,000 is estimated to be expended in 2005.

The table above excludes Americold’s 2005 budget of $23,000,000 for capital expenditures as Americold is expected to fund these expenditures without contributions from the Company.  In addition, no cash requirements have been budgeted for the capital expenditures of Alexander’s, Newkirk MLP, or any other entity that is partially owned by the Company.  These investees are also expected to fund their own cash requirements.

Financing Activities and Contractual Obligations

Below is a schedule of the Company’s contractual obligations and commitments at December 31, 2004.

(Amounts in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Contractual Cash Obligations:
Mortgages and Notes Payable (principal and interest)	$5,464,579	$402,556	$1,302,976	$1,405,875	$2,353,172
Senior Unsecured Notes due 2007	544,916	12,850	532,066	—	—
Senior Unsecured Notes due 2009	302,026	11,250	22,500	268,276	—
Senior Unsecured Notes due 2010	256,779	9,500	19,000	19,000	209,279
Operating leases	1,030,448	20,427	40,902	40,900	928,219
Purchase obligations, primarily construction commitments	49,200	49,200	—	—	—
Capital lease obligations	69,658	17,722	18,288	13,741	19,907
Total Contractual Cash Obligations	$7,717,606	$523,505	$1,935,732	$1,747,792	$3,510,577

Commitments:
Capital commitments to partially-owned entities	$9,696	$9,696	$—	$—	$—
Standby Letters of Credit	32,306	31,986	320	—	—
Other Guarantees	—	—	—	—	—
Total Commitments	$42,002	$41,682	$320	$—	$—

At December 31, 2004, the Company has $567,851,000 available under its $600,000,000 revolving credit facility ($32,149,000 was utilized for letters of credit), which matures in July 2006.  Further, the Company has a number of properties that are unencumbered.

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

The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002 which expires in 2005 and (v) rental loss insurance) with respect to its assets.  In April 2004, the Company reviewed its all risk policies and increased its coverage for Acts of Terrorism for each of its New York Office, CESCR Office, Retail and Merchandise Mart divisions.  Below is a summary of the all risk property insurance and terrorism risk insurance for each of the Company’s business segments:

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

The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007, 2009 and 2010 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. Although the Company believes that it has adequate insurance coverage under these agreements, the Company may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  Further if lenders insist on greater coverage than the Company is able to obtain, or if the Terrorism Risk Insurance Act of 2002 is not extended; it could adversely affect the Company’s ability to finance and/or refinance its properties and expand its portfolio.

In conjunction with the closing of Alexander’s Lexington Avenue construction loan on July 3, 2002, the Company agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the project and funding of all project costs in excess of a stated budget, as defined in the loan agreement, if not funded by Alexander’s.

Cash Flows for the Year Ended December 31, 2004

Cash and cash equivalents were $599,282,000 at December 31, 2004, as compared to $320,542,000 at December 31, 2003, an increase of $278,740,000.

Cash flows provided by operating activities of $664,693,000 was primarily comprised of (i) net income of $592,917,000, (ii) adjustments for non-cash items of $53,699,000, and (iii) a net change in operating assets and liabilities of $18,077,000.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $253,822,000 (ii) minority interest of $156,608,000, partially offset by (iii) net gains on mark-to-market of derivatives of $135,372,000 (Sears option shares and GMH warrants), (iv) net gains on sale of real estate of $75,755,000, (v) net gains on dispositions of wholly-owned and partially-owned assets other than real estate of $19,775,000, (vi) the effect of straight-lining of rental income of $61,473,000, (vii) equity in net income of partially-owned entities and income applicable to Alexander’s of $51,961,000, and (viii) amortization of below market leases, net of $14,570,000.

Net cash used in investing activities of $350,729,000 was primarily comprised of (i) capital expenditures of $117,942,000, (ii) development and redevelopment expenditures of $139,669,000, (iii) investment in notes and mortgages receivable of $330,101,000, (iv) investments in partially-owned entities of $158,467,000, (v) acquisitions of real estate and other of $286,310,000, (vi) purchases of marketable securities of $59,714,000 partially offset by, (vii) proceeds from the sale of real estate of $233,005,000 (viii) distributions from partially-owned entities of $303,745,000, (ix) repayments on notes receivable of $174,276,000, (x) cash received upon consolidation of Americold Realty Trust of $21,694,000 and (xi) cash restricted primarily for mortgage escrows of $8,754,000.

Net cash used in financing activities of $35,224,000 was primarily comprised of (i) dividends paid on common shares of $379,488,000, (ii) dividends paid on preferred shares of $21,920,000, (iii) distributions to minority partners of $131,142,000, (iv) repayments of borrowings of $702,823,000, (v) redemption of perpetual preferred shares and units of $112,467,000, partially offset by, proceeds from (vi) borrowings of $745,255,000, (vii) proceeds from the issuance of preferred shares and units of $510,739,000 and (viii) the exercise of employee share options of $61,935,000.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2004.  See page 58 for per square foot data.

(Amounts in thousands)	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$50,963	$11,673	$16,272	$2,344	$18,881	$1,793
Non-recurring	—	—	—	—	—	—
	50,963	11,673	16,272	2,344	18,881	1,793
Tenant improvements:
Recurring	101,026	41,007	22,112	3,346	34,561	—
Non-recurring	7,548	—	7,548	—	—	—
Total	108,574	41,007	29,660	3,346	34,561	—

Leasing Commissions:
Recurring	33,118	18,013	6,157	671	8,277	—
Non-recurring	1,706		1,706	—	—	—
	34,824	18,013	7,863	671	8,277	—
Total Capital Expenditures and Leasing Commissions (accrual basis)	194,361	70,693	53,795	6,361	61,719	1,793
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	61,137	29,660	26,463	1,518	3,496	—
Expenditures to be made in future periods for the current period	(68,648)	(27,562)	(22,186)	(2,172)	(16,728)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$186,850	$72,791	$58,072	$5,707	$48,487	$1,793

(Amounts in thousands)	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
Development and Redevelopment:
Expenditures:
Crystal Plazas (PTO)	$10,993	$—	$10,993	$—	$—	$—
640 Fifth Avenue	15,067	15,067	—	—	—	—
4 Union Square South	28,536	—	—	28,536	—	—
Crystal Drive Retail	25,465	—	25,465	—	—	—
Other	59,608	4,027	220	33,851	21,262	248
	$139,669	$19,094	$36,678	$62,387	$21,262	$248

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

Cash flow provided by operating activities of $528,951,000 was primarily comprised of (i) net income of $460,703,000, (ii) adjustments for non-cash items of $99,985,000, partially offset by (iii) the net change in operating assets and liabilities of $31,737,000.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $219,911,000, (ii) minority interest of $178,675,000, partially offset by, (iii) gains on sale of real estate of $161,789,000, (iv) the effect of straight-lining of rental income of $41,947,000, (v) equity in net income of partially-owned entities and Alexander’s of $83,475,000 and (vi) amortization of below market leases, net of $9,047,000.

Net cash used in investing activities of $130,292,000 was comprised of (i) investment in notes and mortgages receivable of $230,375,000, (ii) acquisitions of real estate of $216,361,000, (iii) development and redevelopment expenditures of $123,436,000, (iv) capital expenditures of $120,593,000, (v) investments in partially-owned entities of $15,331,000, (vi) purchases of marketable securities of $17,356,000, partially offset by, (vii) proceeds received from the sale of real estate of $299,852,000, (viii) distributions from partially-owned entities of $154,643,000, (ix) restricted cash, primarily mortgage escrows of $101,292,000, (x) repayments on notes receivable of $29,421,000 and (xi) proceeds from the sale of marketable securities of $7,952,000.

Net cash used in financing activities of $286,317,000 was primarily comprised of (i) repayments of borrowings of $752,422,000, (ii) dividends paid on common shares of $327,877,000, (iii) distributions to minority partners of $158,066,000, (iv) redemption of perpetual preferred shares and units of $103,243,000, (v) dividends paid on preferred shares of $20,815,000, partially offset by (vi) proceeds from borrowings of $812,487,000, (vi) proceeds from the issuance of preferred shares and units of $119,967,000, and (viii) proceeds from the exercise of employee share options of $145,152,000.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures for the year ended December 31, 2003.

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

(1)          Includes reimbursements from tenants for expenditures incurred in the prior year.

(Amounts in thousands)	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
Development and Redevelopment:
Expenditures:
400 North LaSalle	$42,433	$—	$—	$—	$—	$42,433
640 Fifth Avenue	29,138	29,138	—	—	—	—
4 Union Square South	14,009	—	—	14,009	—	—
Crystal Drive Retail	12,495	—	12,495	—	—	—
Other	25,361	5,988	—	18,851	143	379
	$123,436	$35,126	$12,495	$32,860	$143	$42,812

Cash Flows for the Year Ended December 31, 2002

Cash flow provided by operating activities of $499,825,000 was primarily comprised of (i) net income of $232,903,000, (ii) adjustments for non-cash items of $266,922,000, partially offset by, (iii) the net change in operating assets and liabilities of $36,947,000.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $205,826,000, (ii) minority interest of $140,933,000, (iii) net loss on dispositions of wholly-owned and partially-owned assets other than depreciable real estate of $17,471,000, (iv) a cumulative effect of change in accounting principle of $30,129,000, (v) amortization of officer’s deferred compensation of $27,500,000, (vi) costs of acquisitions not consummated of $6,874,000, partially offset by (vii) the effect of straight-lining of rental income of $38,119,000, and (vii) equity in net income of partially-owned entities and Alexander’s of $74,111,000, (viii) amortization of below market leases, net of $12,634,000.

Net cash used in investing activities of $24,117,000 was primarily comprised of (i) capital expenditures of $96,018,000, (ii) development and redevelopment expenditures of $91,199,000, (iii) investment in notes and mortgages receivable of $56,935,000, (v) investments in partially-owned entities of $73,242,000, (vi) acquisitions of real estate of $23,665,000, (v) restricted cash, primarily mortgage escrows of $21,471,00, partially offset by, (vii) proceeds from the repayment of notes and mortgage loans receivable of $124,500,000, (viii) distributions from partially-owned entities of $126,077,000, and (ix) proceeds from sales of marketable securities of $87,836,000.

Net cash used in financing activities of $533,092,000 was primarily comprised of (i) repayments on borrowings of $731,238,000, (ii) dividends paid on common shares of $314,419,000, (iii) distributions to minority partners of $146,358,000, (iv) redemptions of perpetual preferred shares and units of $25,000,000, (v) dividends paid on preferred shares of $23,167,000, partially offset by, (vi) proceeds from borrowings of $628,335,000, (vii) proceeds from the issuance of common shares of $56,453,000 and (viii) proceeds from employee share option exercises of $26,272,000.

Below are the details of 2002 capital expenditures, leasing commissions and development and redevelopment expenditures.

(Amounts in thousands)	Total	New York City Office	CESCR	Retail	Merchandise Mart	Other
Capital Expenditures:
Expenditures to maintain the assets:
Recurring	$27,881	$9,316	$13,686	$1,306	$2,669	$904
Non-recurring	35,270	6,840	16,455	—	11,975	—
	$63,151	$16,156	$30,141	$1,306	$14,644	$904
Tenant improvements:
Recurring	$24,847	$12,017	$5,842	$2,309	$4,679	—
Non-recurring	6,957	2,293	4,664	—	—	—
	$31,804	$14,310	$10,506	$2,309	$4,679	—
Leasing Commissions:
Recurring	$14,345	$8,854	$4,416	$353	$614	$108
Non-recurring	4,205	2,067	2,138	—	—	—
	$18,550	$10,921	$6,554	$353	$614	$108
Total Capital Expenditures and Leasing Commissions:
Recurring	$67,073	$30,187	$23,944	$3,968	$7,962	$1,012
Non-recurring	46,432	11,200	23,257	—	11,975	—
	$113,505	$41,387	$47,201	$3,968	$19,937	$1,012
Development and Redevelopment Expenditures:
400 North LaSalle	$27,600	$—	$—	$—	$—	$27,600
Palisades-Fort Lee, NJ	16,750	—	—	—	—	16,750
640 Fifth Avenue	16,749	16,749	—	—	—	—
435 7th Avenue	12,353	—	—	12,353	—	—
4 Union Square South	2,410	—	—	2,410	—	—
Other	15,337	10,234	1,496	(596)	1,529	2,674
	$91,199	$26,983	$1,496	$14,167	$1,529	$47,024

Funds From Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  FFO and FFO per diluted share are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs.  FFO and FFO per diluted share should be evaluated along with GAAP net income and income per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs.  Management believes that FFO and FFO per diluted share are helpful to investors as supplemental performance measures because these measures exclude the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs.  FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in the Company’s Statements of Cash Flows.  FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity.   The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 16 - Income per Share, in the Company’s notes to consolidated financial statements on page 153 of this Annual Report on Form 10-K.

FFO applicable to common shares plus assumed conversions was $750,043,000, or $5.63 per diluted share for the year ended December 31, 2004, compared to $518,242,000, or $4.44 per diluted share for the year ended December 31, 2003, an increase of $231,801,000 or $1.19 per share.  FFO applicable to common shares plus assumed conversions was $299,441,000 or $2.22 per diluted share for the three months ended December 31, 2004, compared to $130,729,000, or $1.08 per diluted share for the three months ended December 31, 2003, an increase of $168,712,000 or $1.14 per share.

	For The Year Ended December 31,		For The Three Months Ended December 31,
(Amounts in thousands except per share amounts)	2004	2003	2004	2003
Reconciliation of Net Income to FFO:
Net income	$592,917	$460,703	$239,954	$205,144
Depreciation and amortization of real property	228,298	208,624	63,367	58,125
Net gains on sale of real estate	(75,755)	(161,789)	—	(158,378)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	49,440	54,762	9,817	14,455
Net gains (loss) on sale of real estate	(3,048)	(6,733)	(226)	219
Minority interests’ share of above adjustments	(27,991)	(20,080)	(9,159)	15,742
FFO	763,861	535,487	303,753	135,307
Preferred dividends	(21,920)	(20,815)	(6,351)	(4,885)
FFO applicable to common shares	741,941	514,672	297,402	130,422
Series B-1 and B-2 convertible preferred unit distributions	4,710	—	1,522	—
Series E-1 convertible preferred unit distributions	1,581	—	—	—
Series A convertible preferred dividends	1,068	3,570	263	307
Series F-1 convertible preferred unit distributions	743	—	254	—
FFO applicable to common shares plus assumed conversions	$750,043	$518,242	$299,441	$130,729

Reconciliation of Weighted Average Shares:
Weighted average common shares outstanding	125,241	112,343	127,071	115,685
Effect of dilutive securities:
Employee stock options and restricted share awards	5,515	2,786	6,604	4,686
Series A convertible preferred shares	457	1,522	448	524
Series B-1 and B-2 convertible preferred units	1,102	—	873	—
Series E-1 convertible preferred units	637	—	—	—
Series F-1 convertible preferred units	183	—	146	—
Denominator for diluted FFO per share	133,135	116,651	135,142	120,895

Diluted FFO per share	$5.63	$4.44	$2.22	$1.08

Included in FFO are certain items that affect comparability as detailed below.  Before these items, the year ended December 31, 2004 is 5.3% higher than the prior year on a per share basis and the three months ended December 31, 2004 is 8.8% higher than the prior year’s quarter on a per share basis.

(Amounts in thousands, except per share amounts)	For The Year Ended December 31,				For The Three Months Ended,
	2004		2003		2004		2003
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
FFO applicable to common shares plus assumed conversions	$750,043	$5.63	$518,242	$4.44	$299,441	$2.22	$130,729	$1.08

Items that affect comparability:
Net gain on mark-to-market of Sears option shares	$(81,730)		$—		$(81,730)		$—
Net gain on exercise of GMH warrants	(29,452)		—		(29,452)		—
Net gain on mark-to-market of remaining GMH warrants	(24,190)		—		(24,190)		—
Net gain on sale of a portion of investment in Americold to Yucaipa	(18,789)		—		(18,789)		—
Distributions received from GMH on the portion of the $159 million commitment funded for a shorter period of time or not funded at all	(7,809)		—		(7,809)		—
Net gain on sale of Newkirk MLP option units	(7,494)		—		—		—
Interest income recognized upon collection of loan to Vornado Operating Company	(4,771)		—		(4,771)		—
Net gain on sale of land parcel – Alexander’s	(1,274)		—		—		—
Net gains on sale of condominiums	(776)		(282)		—		—
Alexander’s stock appreciation rights compensation expense	25,340		14,868		4,460		5,391
Bonuses to four executive vice presidents in connection with Alexander’s	6,500		—		6,500		—
Accrued expenses in connection with Vornado Operating Company litigation	4,516		—		4,516		—
Write-off of perpetual Company preferred share and unit issuance costs	3,895		2,187		—		2,187
Impairment loss – Starwood Ceruzzi	3,833		—		—		—
Impairment losses – Newkirk MLP	2,901		—		—		—
Costs of acquisition not consummated	1,475		—		—		—
Loss (gain) on early extinguishment of debt of partially-owned entities	1,434		(1,600)		—		—
Loss on settlement of Primestone guarantees	—		1,388		—		—
Minority interests’ share of above adjustments	15,404		(3,115)		17,523		(1,369)

	$(110,987)	$(.83)	$13,446	$.12	$(133,742)	$(.99)	$6,209	$.05

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

As of December 31, 2004, the Company has an interest rate swap as described in footnote 1 to the table below.  In addition, during 2003 the Company purchased two interest rate caps with notional amounts aggregating $295,000,000, and simultaneously sold two interest rate caps with the same aggregate notional amount on substantially the same terms as the caps purchased.  As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to substantially offset one another.  Management may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

The Company’s exposure to a change in interest rates on its consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

	2004			2003
($ in thousands, except per share amounts)	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate

Consolidated debt:
Variable rate(1)	$1,114,981	3.45%	$11,150	$1,270,899	2.22%
Fixed rate	3,841,530	6.68%	—	2,906,566	7.19%
	$4,956,511	5.95%	11,150	$4,177,465	5.68%

Debt of non-consolidated entities:
Variable rate	$122,007	4.67%	1,220	$153,140	3.64%
Fixed rate	547,935	6.73%	—	777,427	7.07%
	$669,942	6.36%	1,220	$930,567	6.51%

Minority interest			(1,583)

Total change in the Company’s annual net income			$10,787
Per share-diluted			$.08

(1)          Includes $512,791 and $525,279, respectively, for the Company’s senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.57% at December 31, 2004).  In accordance with SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities, as amended, accounting for these swaps requires the Company to fair value the debt at each reporting period.  At December 31, 2004 and 2003, the fair value adjustment was $13,148 and $25,780, and is included in the balance of the senior unsecured notes above.

The fair value of the Company’s debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $256,518,000 at December 31, 2004.

As of December 31, 2004, the Company has mezzanine loans receivable of $440,186,000.  The Company receives interest on these loans based on a floating rate (a fixed spread plus 30, 60 or 90 day LIBOR).  The Company believes that a portion of its exposure to a change in interest rates on its floating rate debt, as illustrated above, is mitigated by the outstanding balances of these loans receivable.

Derivative Instruments

As of December 31, 2004, the Company has the following derivative instruments that do not qualify for hedge accounting treatment:

The Company has an economic interest in 7,916,900 Sears common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on Sears common shares.  These call and put options have an initial weighted-average strike price of  $39.82 per share, or an aggregate of $315,250,000, expire in April 2006 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points and is credited for the dividends received on the shares.  The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  During the year ended December 31, 2004, the Company recorded net income of $81,730,000, comprised of (i) $88,782,000 from the mark-to-market of the options on December 31, 2004, based on Sears’ closing stock price of $51.03 per share and (ii) $2,295,000 for accrued dividends, partially offset by (i) $5,972,000 for a performance-based participation, (ii) $2,371,000 for the increase in strike price resulting from the LIBOR charge and (iii) $1,004,000 of professional fees.

Under a warrant agreement with GMH Communities L.P., the Company’s holds 5.6 million warrants to purchase partnership units of GMH at an adjusted exercise price of $8.99 per share.  Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  In the quarter ended December 31, 2004, the Company recognized income of $24,190,000 from the mark-to-market of these warrants based on GCT’s closing stock price on the NYSE of $14.10 per share on December 31, 2004.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedules included in Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company applied the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 24, 2005

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share amounts)	2004	2003
ASSETS
Real estate, at cost:
Land	$1,681,792	$1,488,255
Buildings and improvements	7,548,425	5,936,786
Development costs and construction in progress	180,968	132,668
Leasehold improvements and equipment	307,660	72,027
Total	9,718,845	7,629,736
Less accumulated depreciation and amortization	(1,404,441)	(867,177)
Real estate, net	8,314,404	6,762,559
Cash and cash equivalents, including U.S. government obligations under repurchase agreements of $23,110 and $30,310	599,282	320,542
Escrow deposits and restricted cash	229,193	161,833
Marketable securities	185,394	81,491
Investments and advances to partially-owned entities, including Alexander’s of $204,762 and $207,872	605,300	900,600
Due from officers	21,735	19,628
Accounts receivable, net of allowance for doubtful accounts of $17,339 and $15,246	164,524	83,913
Notes and mortgage loans receivable	440,186	285,965
Receivable arising from the straight-lining of rents, net of allowance of $6,787 and $2,830	324,266	267,269
Other assets	577,574	376,630
Assets related to discontinued operations	118,659	258,498
	$11,580,517	$9,518,928
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$3,974,537	$3,314,522
Senior unsecured notes	962,096	725,020
Accounts payable and accrued expenses	413,923	226,023
Officers compensation payable	32,506	23,349
Deferred credit	102,387	72,728
Other liabilities	113,402	18,902
Liabilities related to discontinued operations	21,054	139,525
Total liabilities	5,619,905	4,520,069
Minority interest, including unitholders in the Operating Partnership	1,947,871	1,921,286
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest:
no par value per share; authorized 70,000,000 shares;
Series A: liquidation preference $50.00 per share; issued and outstanding 320,604 and 5,520,435 shares	16,034	18,039
Series B: liquidation preference $25.00 per share; issued and outstanding 0 and 3,400,000 shares	—	81,805
Series C: liquidation preference $25.00 per share; issued and outstanding 4,600,000 shares	111,148	111,148
Series D-10: liquidation preference $25.00 per share; issued and outstanding 1,600,000 shares	40,000	40,000
Series E: liquidation preference $25.00 per share; issued and outstanding 3,000,000 and 0 shares	72,248	—
Series F: liquidation preference $25.00 per share; issued and outstanding 6,000,000 and 0 shares	144,771	—
Series G: liquidation preference $25.00 per share; issued and outstanding 8,000,000 and 0 shares	193,253	—
Common shares of beneficial interest: $.04 par value per share; authorized, 200,000,000 shares; issued and outstanding 127,478,903 and 118,247,944 shares	5,128	4,739
Additional capital	3,257,731	2,883,078
Earnings in excess (less than) distributions	133,899	(57,618)
	3,974,212	3,081,191
Common shares issued to officer’s trust	(65,753)	(65,753)
Deferred compensation shares earned but not yet delivered	70,727	70,610
Deferred compensation shares issued but not yet earned	(9,523)	(7,295)
Accumulated other comprehensive income	47,782	3,524
Due from officers for purchase of common shares of beneficial interest	(4,704)	(4,704)
Total shareholders’ equity	4,012,741	3,077,573
	$11,580,517	$9,518,928

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2004	2003	2002

Revenues:
Property rentals	$1,344,812	$1,256,073	$1,204,349
Tenant expense reimbursements	191,059	179,115	154,727
Temperature Controlled Logistics	87,428	—	—
Fee and other income	83,963	62,795	27,718
Total revenues	1,707,262	1,497,983	1,386,794
Expenses:
Operating	679,790	581,550	517,958
Depreciation and amortization	242,914	213,679	197,704
General and administrative	145,218	121,857	100,035
Amortization of officer’s deferred compensation expense	—	—	27,500
Costs of acquisitions and development not consummated	1,475	—	6,874
Total expenses	1,069,397	917,086	850,071
Operating income	637,865	580,897	536,723
Income applicable to Alexander’s	8,580	15,574	29,653
Income from partially-owned entities	43,381	67,901	44,458
Interest and other investment income	203,995	25,397	31,678
Interest and debt expense (including amortization of deferred financing costs of $7,072, $5,893 and $8,339)	(241,968)	(228,860)	(232,891)
Net gain (loss) on disposition of wholly-owned and partially-owned assets other than depreciable real estate	19,775	2,343	(17,471)
Minority interest:
Perpetual preferred unit distributions	(69,108)	(72,716)	(72,500)
Minority limited partnership earnings	(88,091)	(105,132)	(64,899)
Partially-owned entities	(109)	(1,089)	(3,534)
Income from continuing operations	514,320	284,315	251,217
Income from discontinued operations	78,597	176,388	11,815
Cumulative effect of change in accounting principle	—	—	(30,129)
Net income	592,917	460,703	232,903
Preferred share dividends	(21,920)	(20,815)	(23,167)
NET INCOME applicable to common shares	$570,997	$439,888	$209,736

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$3.93	$2.35	$2.15
Income from discontinued operations	.63	1.57	.11
Cumulative effect of change in accounting principle	—	—	(.28)
Net income per common share	$4.56	$3.92	$1.98

INCOME PER COMMON SHARE – DILUTED
Income from continuing operations	$3.75	$2.29	$2.07
Income from discontinued operations	.60	1.51	.11
Cumulative effect of change in accounting principle	—	—	(.27)
Net income per common share	$4.35	$3.80	$1.91

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share amounts)	Preferred Shares	Common Shares	Additional Capital	Earnings in Excess (less than) Distributions	Accumulated Other Comprehensive Income (Loss)	Other	Shareholders’ Equity	Comprehensive Income (Loss)

Balance, January 1, 2002	$468,977	$3,961	$2,190,301	$(95,647)	$7,484	$(4,704)	$2,570,372	$281,184
Net Income	—	—	—	232,903	—	—	232,903	$232,903
Dividends paid on Preferred Shares
Series A Preferred Shares ($3.25 per share)	—	—	—	(6,167)	—	—	(6,167)	—
Series B Preferred Shares ($2.125 per share)	—	—	—	(7,225)	—	—	(7,225)	—
Series C Preferred Shares ($2.125 per share)	—	—	—	(9,775)	—	—	(9,775)	—
Net proceeds from issuance of common shares	—	56	56,397	—	—	—	56,453	—
Conversion of Series A Preferred shares to common shares	(203,489)	225	203,264	—	—	—	—	—
Deferred compensation shares	—	2	30,127	—	—	(1,722)	28,407	—
Dividends paid on common shares ($2.97 per share, including $.31 for 2001)	—	—	—	(314,419)	—	—	(314,419)	—
Reversal of dividends payable on common shares in 2001 ($.31 per share)	—	—	—	30,701	—	—	30,701	—
Common shares issued under employees’ share option plan	—	36	24,349	—	—	—	24,385	—
Redemption of Class A partnership units for common shares	—	38	30,380	—	—	—	30,418	—
Common shares issued in connection with dividend reinvestment plan	—	2	1,885	—	—	—	1,887	—
Change in unrealized net loss on securities available for sale	—	—	—	—	(8,936)	—	(8,936)	(8,936)
Other non-cash changes, primarily pension obligations	—	—	—	—	(1,648)	—	(1,648)	(1,648)
Balance, December 31, 2002	$265,488	$4,320	$2,536,703	$(169,629)	$(3,100)	$(6,426)	$2,627,356	$222,319
Net Income	—	—	—	460,703	—	—	460,703	$460,703
Dividends paid on Preferred Shares
Series A Preferred Shares ($3.25 per share)	—	—	—	(3,473)	—	—	(3,473)	—
Series B Preferred Shares ($2.125 per share)	—	—	—	(7,225)	—	—	(7,225)	—
Series C Preferred Shares ($2.125 per share)	—	—	—	(9,775)	—	—	(9,775)	—
Series D-10 preferred shares ($1.75 per share)	—	—	—	(342)	—	—	(342)	—
Proceeds from issuance of Series D-10 Preferred Shares	40,000	—	—	—	—	—	40,000	—
Conversion of Series A Preferred shares to common shares	(54,496)	86	54,410	—	—	—	—	—
Deferred compensation shares	—	8	5,392	—	—	—	5,400
Dividends paid on common shares ($2.91 per share, including $.16 special cash dividend)	—	—	—	(327,877)	—	—	(327,877)	—
Common shares issued under employees’ share option plan	—	183	141,036	—	—	—	141,219	—
Redemption of Class A partnership units for common shares	—	140	144,291	—	—	—	144,431	—
Common shares issued in connection with dividend reinvestment plan	—	2	1,996	—	—	—	1,998	—
Change in unrealized net gain on securities available for sale	—	—	—	—	5,517	—	5,517	5,517
Shelf registration costs	—	—	(750)	—	—	—	(750)	—
Other – primarily changes in deferred compensation plan	—	—	—	—	1,107	(716)	391	1,107
Balance, December 31, 2003	$250,992	$4,739	$2,883,078	$(57,618)	$3,524	$(7,142)	$3,077,573	$467,327

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - continued

(Amounts in thousands, except per share amounts)	Preferred Shares	Common Shares	Additional Capital	Earnings in Excess (less than) Distributions	Accumulated Other Comprehensive Income (Loss)	Other	Shareholders’ Equity	Comprehensive Income (Loss)

Balance, December 31, 2003	$250,992	$4,739	$2,883,078	$(57,618)	$3,524	$(7,142)	$3,077,573	$467,327
Net Income	—	—	—	592,917	—	—	592,917	$592,917
Dividends paid on Preferred Shares
Series A Preferred Shares ($3.25 per share)	—	—	—	(1,066)	—	—	(1,066)	—
Series B Preferred Shares ($2.125 per share)	—	—	—	(1,525)	—	—	(1,525)	—
Series C Preferred Shares ($2.125 per share)	—	—	—	(9,775)	—	—	(9,775)	—
Series D-10 preferred shares ($1.75 per share)	—	—	—	(2,800)	—	—	(2,800)	—
Series E Preferred Shares ($1.75 per share)	—	—	—	(1,925)	—	—	(1,925)	—
Series F Preferred Shares ($1.6875 per share)	—	—	—	(1,266)	—	—	(1,266)	—
Series G Preferred Shares ($1.65625 per share)	—	—	—	(368)	—	—	(368)	—
Redemption of Series B Preferred Shares	(81,805)	—	—	(3,195)	—	—	(85,000)	—
Proceeds from issuance of Series E, F and G Preferred Shares	410,272	—	—	—	—	—	410,272	—
Conversion of Series A Preferred shares to common shares	(2,005)	2	2,003	—	—	—	—	—
Deferred compensation shares	—	24	6,835	—	—	—	6,859	—
Dividends paid on common shares ($3.05 per share, including $.16 special cash dividend)	—	—	—	(379,480)	—	—	(379,480)	—
Common shares issued under employees’ share option plan	—	67	55,042	—	—	—	55,109	—
Redemption of Class A partnership units for common shares	—	294	308,038	—	—	—	308,332	—
Common shares issued in connection with dividend reinvestment plan	—	2	2,109	—	—	—	2,111	—
Change in unrealized net gain on securities available for sale	—	—	—	—	43,643	—	45,003	45,003
Shelf registration costs	—	—	626	—	—	—	626	—
Other – changes in deferred compensation plan	—	—	—	—	615	(2,111)	(2,856)	(745)
Balance, December 31, 2004	$577,454	$5,128	$3,257,731	$133,899	$47,782	$(9,253)	$4,012,741	$637,175

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2004	2003	2002

Cash Flows from Operating Activities:
Net income	$592,917	$460,703	$232,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including debt issuance costs)	253,822	219,911	205,826
Minority interest	156,608	178,675	140,933
Net gains on mark-to-market of derivatives (Sears option shares and GMH Communities L.P. warrants)	(105,920)	—	—
Net gains on sale of real estate	(75,755)	(161,789)	—
Straight-lining of rental income	(61,473)	(41,947)	(38,119)
Equity in income of partially-owned entities, including Alexander’s	(51,961)	(83,475)	(74,111)
Net gain on exercise of GMH Communities L.P. warrants	(29,452)	—	—
Net (gain) loss on dispositions of wholly-owned and partially-owned assets other than real estate	(19,775)	(2,343)	17,471
Amortization of below market leases, net	(14,570)	(9,047)	(12,634)
Costs of acquisitions and development not consummated	1,475	—	6,874
Write-off preferred unit issuance costs	700	—	—
Cumulative effect of change in accounting principle	—	—	30,129
Amortization of officer’s deferred compensation	—	—	27,500
Changes in operating assets and liabilities	18,077	(31,737)	(36,947)
Net cash provided by operating activities	664,693	528,951	499,825
Cash Flows from Investing Activities:
Investments in notes and mortgage loans receivable	(330,101)	(230,375)	(56,935)
Distributions from partially-owned entities	303,745	154,643	126,077
Acquisitions of real estate and other	(286,310)	(216,361)	(23,665)
Proceeds from sale of real estate	233,005	299,852	—
Repayment of notes and mortgage loans receivable	174,276	29,421	124,500
Investments in partially-owned entities	(158,467)	(15,331)	(73,242)
Development costs and construction in progress	(139,669)	(123,436)	(91,199)
Additions to real estate	(117,942)	(120,593)	(96,018)
Purchases of marketable securities	(59,714)	(17,356)	—
Cash received upon consolidation of Americold Realty Trust	21,694	—	—
Cash restricted, primarily mortgage escrows	8,754	101,292	(21,471)
Proceeds from sale of securities available for sale	—	7,952	87,836
Net cash used in investing activities	(350,729)	(130,292)	(24,117)
Cash Flows from Financing Activities:
Proceeds from borrowings	745,255	812,487	628,335
Repayments of borrowings	(702,823)	(752,422)	(731,238)
Proceeds from issuance of preferred shares and units	510,439	119,967	—
Dividends paid on common shares	(379,480)	(327,877)	(314,419)
Distributions to minority partners	(131,142)	(158,066)	(146,358)
Redemption of perpetual preferred shares and units	(112,467)	(103,243)	(25,000)
Exercise of share options	61,935	145,152	26,272
Dividends paid on preferred shares	(21,920)	(20,815)	(23,167)
Costs of refinancing debt	(5,021)	(1,500)	(3,970)
Proceeds from issuance of common shares	—	—	56,453
Net cash used in financing activities	(35,224)	(286,317)	(533,092)
Net increase (decrease) in cash and cash equivalents	278,740	112,342	(57,384)
Cash and cash equivalents at beginning of year	320,542	208,200	265,584
Cash and cash equivalents at end of year	$599,282	$320,542	$208,200

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended December 31,
(Amounts in thousands)	2004	2003	2002
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $8,718, $5,407, and $6,677)	$253,791	$245,668	$247,048

Non-Cash Transactions:
Increases in assets and liabilities on November 18, 2004 resulting from the consolidation of the Company’s investment in Americold Realty Trust:
Real estate, net	$1,177,160	$—	$—
Accounts receivable, net	74,657	—	—
Other assets	68,735	—	—
Notes and mortgages payable	733,740	—	—
Accounts payable and accrued expenses	100,554	—	—
Other liabilities	47,362	—	—
Minority interest	284,764	—	—
Conversion of Class A operating partnership units to common shares	308,038	144,431	30,418
Financing assumed in acquisitions	34,100	29,056	1,596,903
Class A units issued in connection with acquisitions	—	53,589	625,234
Unrealized gain on securities available for sale	45,003	5,517	860

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Organization and Business

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  All references to the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.  Vornado is the sole general partner of, and owned approximately 87% of the common limited partnership interest in, the Operating Partnership at December 31, 2004.

The Company currently owns directly or indirectly:

Office Properties (“Office”):

(i)                       all or portions of 86 office properties aggregating approximately 27.6 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

Retail Properties (“Retail”):

(ii)                    94 retail properties in seven states and Puerto Rico aggregating approximately 14.2 million square feet, including 2.8 million square feet built by tenants on land leased from the Company;

Merchandise Mart Properties:

(iii)                 8.6 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

(iv)                a 47.6% interest in Americold Realty Trust which owns and operates 88 cold storage warehouses nationwide;

Other Real Estate Investments:

(v)                   33% of the outstanding common stock of Alexander’s, Inc. (“Alexander’s”) which has six properties in the greater New York metropolitan area;

(vi)                the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing 0.4 million square feet of retail and office space;

(vii)             a 22.4% interest in The Newkirk Master Limited Partnership (“Newkirk MLP”) which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

(viii)          seven dry warehouse/industrial properties in New Jersey containing approximately 1.7 million square feet;

(ix)                  mezzanine loans to real estate related companies; and

(x)                     interests in other real estate including a 12.25% interest in GMH Communities L.P. (which owns and manages student and military housing properties throughout the United States), other investments and marketable securities.

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

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Reclassifications:  Certain prior year balances have been reclassified in order to conform to current year presentation.  The Company has also adjusted certain prior year balances to separately present common shares issued to officer’s trust.

Real Estate:  Real estate is carried at cost, net of accumulated depreciation and amortization.  Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized.  Maintenance and repairs are charged to operations as incurred.  For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete.  If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense.  Depreciation is provided on a straight-line basis over the assets’ estimated useful lives which range from 7 to 40 years.  Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximates the useful lives of the assets.  Additions to real estate include interest expense capitalized during construction of $8,718,000 and $5,407,000, for the years ended December 31, 2004 and 2003, respectively.

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141: Business Combinations and SFAS No. 142: Goodwill and Other Intangible Assets, and allocates purchase price based on these assessments.  The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.  The Company’s properties, including any related intangible assets, are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable.

Partially-Owned Entities:  The Company considers APB 18: The Equity Method of Accounting for Investments in Common Stock, SOP 78-9: Accounting for Investments in Real Estate Ventures, Emerging Issues Task Force (“EITF”) 96-16: Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights and FASB Interpretation No. 46 (Revised 2003): Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (“FIN 46R”), to determine the method of accounting for each of its partially-owned entities.  In determining whether the Company has a controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, it considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.  The Company has concluded that it does not control a partially-owned entity, despite an ownership interest of 50% or greater, if the entity is not considered a variable interest entity and the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture.  This is the case with respect to the Company’s 80% interest in Starwood Ceruzzi Venture, and 50% interests in Monmouth Mall, MartParc Wells, MartParc Orleans, and 825 Seventh Avenue.

2.                                      Summary of Significant Accounting Policies - continued

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

As of December 31, 2004 and 2003, the carrying amounts of the Company’s identified intangible assets are $176,314,000 and $130,875,000 and the carrying amounts of goodwill are $10,425,000 and $4,345,000, respectively.  Such amounts are included in “other assets” on the Company’s consolidated balance sheets.  In addition, the Company has $71,272,000 and $47,359,000 of identified intangible liabilities as of December 31, 2004 and 2003, which are included in “deferred credit” on the Company’s consolidated balance sheets.

Upon adoption of SFAS No. 142 on January 1, 2002, the Company tested the goodwill related to the Hotel Pennsylvania acquisition and the Temperature Controlled Logistics business for impairment.  As the carrying amounts of the respective goodwill exceeded the fair values, the Company wrote-off all of the goodwill as an impairment loss totaling $30,129,000 and has reflected the write-off as a cumulative effect of change in accounting principle on the Company’s consolidated statement of income for the year ended December 31, 2002.

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

Marketable Securities:  The Company has classified debt and equity securities which it intends to hold for an indefinite period of time as securities available-for-sale; equity securities it intends to buy and sell on a short term basis as trading securities; and mandatory redeemable preferred stock investments as securities held to maturity.  Unrealized gains and losses on trading securities are included in earnings.  Unrealized gains and losses on securities available-for-sale are included as a component of shareholders’ equity and other comprehensive income.  Realized gains or losses on the sale of securities are recorded based on specific identification.  A portion of the Company’s preferred stock investments are accounted for in accordance with EITF 99-20: Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.  Income is recognized by applying the prospective method of adjusting the yield to maturity based on an estimate of future cash flows.  If the value of the investment based on the present value of the future cash flows is less than the Company’s carrying amount, the investments will be written-down to fair value through earnings.  Investments in securities of non-publicly traded companies are reported at cost, as they are not considered marketable under SFAS No. 115: Accounting For Certain Investments in Debt and Equity Securities.

At December 31, 2004 and 2003, marketable securities had an aggregate cost of $135,382,000 and $75,114,000 and an aggregate fair value of $185,394,000 and $81,491,000 (of which $0 represents trading securities; $178,999,000 and $43,527,000 represents securities available for sale; and $6,395,000 and $37,964,000 represent securities held to maturity).  Unrealized gains and losses were $50,012,000 and $0 at December 31, 2004 and $6,377,000 and $0 at December 31, 2003.

2.                                      Summary of Significant Accounting Policies - continued

Notes and Mortgage Loans Receivable: The Company’s policy is to record notes and mortgage loans receivable at the stated principal amount less any discount or premium.  The Company accretes or amortizes any discounts or premiums over the life of the related loan receivable utilizing the straight-line method which approximates the effective interest method.  The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.

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

Fair Value of Financial Instruments: The Company has estimated the fair value of all financial instruments reflected in the accompanying consolidated balance sheets at amounts which are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt).  The fair value of the Company’s debt is approximately $256,518,000 and $94,953,000 in excess of the aggregate carrying amounts at December 31, 2004 and 2003, respectively.  Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company’s financial instruments.

Derivative Instruments And Hedging Activities:  SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

2.                                      Summary of Significant Accounting Policies - continued

Revenue Recognition:  The Company has the following revenue sources and revenue recognition policies:

Base Rents — income arising from tenant leases.  These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases.

Percentage Rents — income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold.  These rents are recognized in accordance with Staff Accounting Bulletin No. 104: Revenue Recognition, which states that this income is to be recognized only after the contingency has been removed (i.e. sales thresholds have been achieved).

Hotel Revenues — income arising from the operation of the Hotel Pennsylvania which consists of rooms revenue, food and beverage revenue, and banquet revenue.  Income is recognized when rooms are occupied.  Food and beverage and banquet revenue is recognized when the services have been rendered.

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

Temperature Controlled Logistics revenue — income arising from the Company’s investment in Americold.  Storage and handling revenue is recognized as services are provided.  Transportation fees are recognized upon delivery to customers.

Management, Leasing and Other Fees — income arising from contractual agreements with third parties or with partially-owned entities.  This revenue is recognized as the related services are performed under the respective agreements.

Income Taxes: The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.  The Company will distribute to its shareholders 100% of its taxable income and therefore, no provision for Federal income taxes is required. Dividend distributions for the year ended December 31, 2004 were characterized for Federal income tax purposes as 94.8% ordinary income and 5.2% long-term capital gain income.  Dividend distributions for the year ended December 31, 2003, were characterized for Federal income tax purposes as 94.5% ordinary income and 5.5% long-term capital gain income.  Dividend distributions for the year ended December 31, 2002 were characterized as ordinary income.

The Company owns stock in corporations that have elected to be treated for Federal income tax purposes, as taxable REIT subsidiaries (“TRS”).  The value of the combined TRS stock cannot and does not exceed 20% of the value of the Company’s total assets.  A TRS is taxable on its net income at regular corporate tax rates.  The total income tax paid for the 2004, 2003 and 2002 tax years was $1,867,000, $2,048,000 and $1,430,000.

The following table reconciles net income to estimated taxable income for the year ended December 31, 2004.

(Amounts in thousands)	2004
Net income applicable to common shares	$570,997
Book to tax differences:
Depreciation and amortization	85,153
Derivatives	(126,724)
Straight-line rent adjustments	(53,553)
Earnings of partially-owned entities	47,998
Net gains on sale of real estate	(54,143)
Net gain on sale of a portion of investment in Americold to Yucaipa	(26,459)
Stock option expense	(20,845)
Amortization of acquired below market leases, net of above market leases	(12,692)
Other	4,191
Estimated taxable income	$413,923

The net basis of the Company’s assets and liabilities for tax purposes is approximately $3,189,273,000 lower than the amount reported for financial statement purposes.

2.                                      Summary of Significant Accounting Policies - continued

Income Per Share:  Basic income per share is computed based on weighted average shares outstanding.  Diluted income per share considers the effect of outstanding options, restricted shares, warrants and convertible or redeemable securities.

Stock-Based Compensation:  In 2002 and prior years, the Company accounted for employee stock options using the intrinsic value method. Under the intrinsic value method compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to 100% of the market price of the Company’s stock on the grant date. Accordingly, no compensation cost has been recognized for the Company’s stock option grants.  Effective January 1, 2003, the Company adopted SFAS No. 123: Accounting for Stock-Based Compensation, as amended by SFAS No. 148: Accounting for Stock-Based Compensation - Transition and Disclosure.  The Company adopted SFAS No. 123 prospectively by valuing and accounting for employee stock options granted in 2003 and thereafter.  The Company utilizes a binomial valuation model and appropriate market assumptions to determine the value of each grant.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period for all grants subsequent to 2002.  See Note 10. Stock-Based Compensation, for pro forma net income and pro forma net income per share for the years ended December 31, 2004, 2003 and 2002, assuming compensation costs for grants prior to 2003 were recognized as compensation expense based on the fair value at the grant dates.

In addition to employee stock option grants, the Company has also granted restricted shares to certain of its employees that vest over a three to five year period.  The Company records the value of each restricted share award as stock-based compensation expense based on the Company’s closing stock price on the NYSE on the date of grant on a straight-line basis over the vesting period.  As of December 31, 2004, the Company has 290,478 restricted shares or rights to receive restricted shares outstanding to employees of the Company, excluding 626,566 shares issued to the Company’s President in connection with his employment agreement.  The Company recognized $4,200,000, $3,239,000 and $914,000 of stock-based compensation expense in the years ended December 31, 2004, 2003 and 2002 for the portion of these shares that vested during each year.  Dividends on both vested and unvested shares are charged to retained earnings and amounted to $938,700, $777,700 and $210,100 for the years ended December 31, 2004, 2003 and 2002, respectively.  Dividends on shares that are canceled or terminated prior to vesting are charged to compensation expense in the period they are cancelled or terminated.

Recently Issued Accounting Literature

On December 16, 2004, the FASB issued SFAS No. 153: Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123: (Revised 2004) - Share-Based Payment (“SFAS No. 123R”).  SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005.  The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.

3.                                      Acquisitions and Dispositions

Acquisitions:

The Company completed approximately $328,600,000 of real estate acquisitions and investments in 2004 and $530,400,000 in 2003.  In addition, the Company made $183,400,000 of mezzanine loans during 2004 (see Note 6. Notes and Mortgage Loans Receivable).  These acquisitions were consummated through subsidiaries of the Company.  The related assets, liabilities and results of operations are included in the Company’s consolidated financial statements from their respective dates of acquisition.  The pro forma effect of the individual acquisitions and in the aggregate were not material to the Company’s historical results of operations.

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

3.             Acquisitions and Dispositions - continued

2101 L Street

On August 4, 2003, the Company completed the acquisition of 2101 L Street, a 370,000 square foot office building located in Washington D.C.  The consideration for the acquisition consisted of approximately 1.1 million newly issued Operating Partnership units (valued at approximately $49,517,000) and the assumption of existing mortgage debt and transaction costs totaling approximately $32,000,000.  Robert H. Smith and Robert P. Kogod, trustees of the Company, together with family members owned approximately 24 percent of the limited partnership that sold the building and Mr. Smith was a general partner.  On August 5, 2003, the Company repaid the mortgage of $29,056,000.

Crystal City Marriott

On July 1, 2004, the Company acquired the Marriott hotel located in its Crystal City office complex from a limited partnership in which Robert H. Smith and Robert P. Kogod, trustees of the Company, together with family members own approximately 67 percent.  The purchase price of $21,500,000 was paid in cash as part of a Section 1031 tax-free, “like-kind” exchange with a portion of the proceeds from the Company’s sale of the Palisades Residential Complex (see Dispositions).  The hotel contains 343 rooms and is leased to an affiliate of Marriott International, Inc. until July 31, 2015, with one 10-year extension option.  The land under the hotel was acquired in 1999.

Retail:

Bergen Mall

On December 12, 2003, the Company acquired the Bergen Mall for approximately $145,000,000 in cash as part of a Section 1031 tax-free “like-kind” exchange with a portion of the proceeds from the sale of the Company’s Two Park Avenue property (see Dispositions).  The Bergen Mall is a 903,000 square foot shopping center located on Route 4 East in Paramus, New Jersey.  The Company intends to expand, re-tenant and redevelop the center in order to reposition the asset.  On January 27, 2004, the Company entered into an agreement to modify the Value City lease to give the Company a one-year option to terminate the lease no earlier than one year after notification and upon payment of $12,000,000 to the tenant.  The present value of this option is reflected in the acquisition price and is included in other liabilities in the Company’s consolidated balance sheets.

Forest Plaza Shopping Center

On February 3, 2004, the Company acquired the Forest Plaza Shopping Center for approximately $32,500,000, of which $14,000,000 was paid in cash, and $18,500,000 was debt assumed.  The purchase was funded as part of Section 1031 tax-free “like kind” exchange with the remaining portion of the proceeds from the sale of the Company’s Two Park Avenue property (see Dispositions).  Forest Plaza is a 165,000 square foot shopping center located in Staten Island, New York.

25 W. 14th Street

On March 19, 2004, the Company acquired a 62,000 square foot free-standing retail building located at 25 W. 14th Street in Manhattan for $40,000,000 in cash.  This acquisition was paid in cash as part of a Section 1031 tax-free, “like-kind” exchange with a portion of the proceeds from the Company’s sale of the Palisades Residential Complex (see Dispositions).

Southern California Supermarkets

On July 29, 2004, the Company acquired a real estate portfolio containing 25 supermarkets for $65,000,000.  These properties, all of which are all located in Southern California and contain an aggregate of approximately 766,000 square feet, were purchased from the Newkirk MLP, in which the Company currently owns a 22.4% interest.  The supermarkets are net leased to Stater Brothers for an initial term expiring in 2008, with six 5-year extension options.  Stater Brothers is a Southern California regional grocery chain that operates 158 supermarkets and has been in business since 1936.  This acquisition was paid in cash as part of a Section 1031 tax-free, “like-kind” exchange with a portion of the proceeds from the Company’s sale of the Palisades Residential Complex (see Dispositions).  The Company’s share of gain recognized by Newkirk MLP on this transaction was $7,119,000 and was reflected as an adjustment to the Company’s basis in its investment in Newkirk MLP and not recognized as income.

3.             Acquisitions and Dispositions - continued

Queens Boulevard

On August 30, 2004, the Company acquired 99-01 Queens Boulevard, a 68,000 square foot free-standing building in Forest Hills, New York for $26,500,000 in cash as part of a Section 1031 tax-free, “like-kind” exchange with a portion of the proceeds from the Company’s sale of the Palisades Residential Complex (see Dispositions).

Broome Street and Broadway

On November 2, 2004, the Company acquired a 50% joint venture interest in a 92,500 square foot property located at Broome Street and Broadway in New York City.  The Company contributed $4,462,000 of equity and provided a $24,000,000 bridge loan with interest at 10% per annum.  Upon the refinancing of the bridge loan, which is expected to close in the second quarter of 2005, the Company will be repaid $15,106,000 and the balance of $8,894,000 will remain in the venture as additional equity.

Lodi and Burnside Shopping Centers

On November 12, 2004 and December 1, 2004, the Company acquired two shopping centers aggregating 185,000 square feet, in Lodi, New Jersey and Long Island (Inwood), New York, for a total purchase of $36,600,000 in cash plus $10,900,000 of assumed debt as part of a Section 1031 tax-free, “like-kind” exchange with a portion of the proceeds from the Company’s sale of the Palisades Residential Complex (see Dispositions).

Other Retail

In December 2004, the Company acquired two retail condominiums aggregating 12,000 square feet, located at 386 and 387 West Broadway in New York City for $16,900,000 in cash plus $4,700,000 of assumed debt.

Other Investments:

Investment in GMH Communities L.P.

On July 20, 2004, the Company committed to make up to a $159,000,000 convertible preferred investment in GMH Communities L.P. (“GMH”), a partnership focused on the student and military housing sectors.  Distributions accrued on the full committed balance of the investment, whether or not drawn, from July 20, 2004, at a rate of 16.27%.  In connection with this commitment, the Company received a placement fee of $3,200,000.  The Company also purchased for $1,000,000, warrants to acquire GMH common equity.  These warrants entitle the Company to acquire (i) 6,666,667 limited partnership units in GMH at an exercise price of $7.50 per unit and (ii) 5,496,724 limited partnership units, through May 6, 2006, at an exercise price of $9.10 per unit.  As of November 3, 2004, the Company had funded a total of $113,777,000 of the commitment.

On November 3, 2004, GMH Communities Trust (“GCT”) closed its initial public offering (“IPO”)  at a price of $12.00 per share.  GCT is a real estate investment trust that conducts its business through GMH, of which it is the sole general partner.  In connection with the IPO, the $113,777,000 previously funded by the Company under the $159,000,000 commitment was repaid, together with accrued distributions of $13,381,000.  The Company also exercised warrants to purchase 6,666,667 limited partnership units at a price of $7.50 per unit, or $50,000,000 in total, which resulted in a gain of $29,500,000.  The Company accounts for its interest in the partnership units on the equity method based on its 12.25% ownership interest and right to appoint one of its executive officers to GCT’s Board of Trustees.  The Company records its pro-rata share of GMH’s net income or loss on a one-quarter lag basis as the Company files its financial statements on Form 10-K or 10-Q prior to the time GMH files its financial statements.

Under the warrant agreement, the number of GMH partnership units or GCT common shares underlying the warrants is adjusted for dividends declared by GCT.  On December 16, 2004, GCT declared a dividend of $.16 per common share, which increased the number of shares underlying the warrants from 5,496,724 to 5,563,417 and the exercise price was decreased from $9.10 to $8.99 per share.   Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains and losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  In the quarter ended December 31, 2004, the Company recognized income of $24,190,000 from the mark-to-market of these warrants, which were valued using a trinomial option pricing model based on GCT’s closing stock price on the NYSE of $14.10 per share on December 31, 2004.

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

Investment in Sears, Roebuck and Co.

In July and August 2004, the Company acquired an aggregate of 1,176,600 common shares of Sears, Roebuck and Co. (“Sears”) for $41,945,000, an average price of $35.65 per share. Included in the cost is $1,361,000 for a performance-based participation.  These shares are recorded as marketable securities on the Company’s consolidated balance sheet and are classified as “available for sale.”  Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of the Company’s consolidated balance sheet and not recognized in income.  At December 31, 2004, based on Sears’ closing stock price of $51.03 per share, $18,105,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

In August and September 2004, the Company acquired an economic interest in an additional 7,916,900 Sears common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on Sears common shares.  These call and put options have an initial weighted-average strike price of  $39.82 per share, or an aggregate of $315,250,000, expire in April 2006 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points and is credited for the dividends received on the shares.  The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  During the year ended December 31, 2004, the Company recorded net income of $81,730,000, comprised of (i) $88,782,000 from the mark-to-market of the options on December 31, 2004, based on Sears’ closing stock price of $51.03 per share and (ii) $2,295,000 for accrued dividends, partially offset by (i) $5,972,000 for a performance-based participation, (ii) $2,371,000 for the increase in strike price resulting from the LIBOR charge and (iii) $1,004,000 of professional fees.

On November 16, 2004, Kmart Holding Corporation (“Kmart”) and Sears entered into an Agreement and Plan of Merger.  Upon the effective date of the merger, each share of Sears common stock will be converted into the right to receive, at the election of the holder, (i) $50.00 in cash or (ii) 0.50 shares of common stock of the merged company, subject to proration so that 55% of the Sears shares are exchanged for shares of the merged company.

Based on Sears’ most recent filing with the Securities and Exchange Commission, the Company’s aggregate investment in Sears represents 4.2% of Sears’ outstanding common shares.

3.             Acquisitions and Dispositions - continued

Dispositions:

The following sets forth the details of sales, dispositions, write-offs and other similar transactions for the years ended December 31, 2004, 2003 and 2002:

Net Gains on Sales of Real Estate:

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain on the sale after closing costs of $2,644,000.

On October 10, 2003, the Company sold Two Park Avenue, a 965,000 square foot office building, for $292,000,000, which resulted in a net gain on the sale after closing costs of $156,433,000.  Substantially all of the proceeds from the sale have been reinvested in tax-free “like-kind” exchange investments pursuant to Section 1031 of the Internal Revenue Code (“Section 1031”).

On November 3, 2003, the Company sold its Hagerstown, Maryland shopping center property for $3,100,000, which resulted in a net gain on sale after closing costs of $1,945,000.

On June 29, 2004, the Company sold its Palisades Residential Complex for $222,500,000, which resulted in a net gain on sale after closing costs of $65,905,000.  Substantially all of the proceeds from the sale were reinvested in tax-free “like kind” exchange investments pursuant to Section 1031.  On February 27, 2004, the Company had acquired the remaining 25% interest in the Palisades venture it did not previously own for approximately $17,000,000 in cash.

On August 12, 2004, the Company sold its Dundalk, Maryland shopping center for $12,900,000, which resulted in a net gain on sale after closing costs of $9,850,000.  Substantially all of the proceeds from the sale have been reinvested in tax-free “like-kind” exchange investments pursuant to Section 1031.

Net gains (losses) on disposition of wholly-owned and partially-owned assets other than depreciable real estate:

	For the Years Ended December 31,
(Amounts in thousands)	2004	2003	2002
Wholly-owned:
Gain on sale of residential condominium units	$776	$282	$2,156
Net (loss) gain on sale of marketable securities	(159)	2,950	12,346
Primestone loss on settlement of guarantees (2003) and foreclosure and impairment losses (2002)	—	(1,388)	(35,757)
Gains on sale of land parcels	—	499	—
Gain on transfer of mortgages	—	—	2,096
Net gain on sale of air rights	—	—	1,688
Partially-owned:
Net gain on sale of a portion of investment in Americold to Yucaipa	18,789	—	—
Other	369	—	—
Net gain (loss) on disposition of wholly-owned and partially-owned assets other than depreciable real estate	$19,775	$2,343	$(17,471)

3.             Acquisitions and Dispositions - continued

Primestone Settlement of Guarantees (2003) and Foreclosure and Impairment Losses (2002)

On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. (“Primestone”).  The loan bore interest at 16% per annum.  Primestone defaulted on the repayment of this loan on October 25, 2001.  The loan was subordinate to $37,957,000 of other debt of the borrower that liened the Company’s collateral.  On October 31, 2001, the Company purchased the other debt for its face amount.  The loans were secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and the partnership units were exchangeable for the same number of common shares of PGE.  The loans were also guaranteed by affiliates of Primestone.

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

On June 11, 2003, the Company exercised its right to exchange the 3,972,447 units it owned in Prime Group Realty L.P. for 3,972,447 common shares in Prime Group Realty Trust (NYSE:PGE).  Prior to the exchange, the Company accounted for its investment in the partnership on the equity method.  Subsequent to the exchange, the Company is accounting for its investment in PGE as a marketable equity security-available for sale, as the Company’s shares represent less than a 20% ownership interest in PGE (which is not a partnership), the Company does not have significant influence and the common shares have a readily determinable fair value.  Accordingly, the carrying amount previously included in Investments and Advances to Partially-Owned Entities was reclassified to Marketable Securities on the Company’s consolidated balance sheet.  The Company is also required to mark these securities to market based on the closing price of the PGE shares on the NYSE at the end of each reporting period.  For the period from June 11, 2003 through December 31, 2003, the Company recorded a $6,623,000 unrealized gain, which is not included in the Company’s net income, but is reflected as a component of Accumulated Other Comprehensive Income (Loss) in the Shareholders’ Equity section of the consolidated balance sheet.  From the date of exchange, income recognition is limited to dividends received on the PGE shares.

On June 13, 2003, the Company received its $5,000,000 share of a settlement with affiliates of Primestone Investment Partners of the amounts due under the guarantees of the Primestone loans.  In connection therewith, the Company recognized a $1,388,000 loss on settlement of the guarantees.

3.             Acquisitions and Dispositions - continued

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

Net Gain on Sale of Air Rights

In 2002, the Company constructed a $16.3 million community facility and low-income residential housing development (the “30th Street Venture”), in order to receive 163,728 square feet of transferable development rights, generally referred to as “air rights”.  The Company donated the building to a charitable organization.  The Company sold 106,796 square feet of these air rights to third parties at an average price of $120 per square foot.  An additional 28,821 square feet of air rights was sold to Alexander’s at a price of $120 per square foot for use at Alexander’s 731 Lexington Avenue project.  In each case, the Company received cash in exchange for air rights.  The Company identified third party buyers for the remaining 28,111 square feet of air rights of the 30th Street Venture.  These third party buyers wanted to use the air rights for the development of two projects located in the general area of 86th Street which was not within the required geographical radius of the construction site nor in the same Community Board as the low-income housing and community facility project.  The 30th Street Venture asked Alexander’s to sell 28,111 square feet of the air rights it already owned to the third party buyers (who could use them) and the 30th Street Venture would replace them with 28,111 square feet of air rights.  In October 2002, the Company sold 28,111 square feet of air rights to Alexander’s for an aggregate sales price of $3,059,000 (an average of $109 per square foot).   Alexander’s then sold an equal amount of air rights to the third party buyers for an aggregate sales price of $3,339,000 (an average of $119 per square foot).

Net Gains on Sale of Residential Condominium Units

The Company recognized net gains of $776,000, $282,000 and $2,156,000 during 2004, 2003 and 2002, respectively, from the sale of residential condominiums.

4.             Discontinued Operations

SFAS No. 144 requires discontinued operations presentation for disposals of a “component” of an entity.  In accordance with SFAS No. 144, for all periods presented, the Company reclassified its consolidated statements of income to reflect income and expenses for properties which became held for sale subsequent to December 31, 2001, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets related to discontinued operations and liabilities related to discontinued operations.

Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation.  The following table sets forth the balances of the assets related to discontinued operations as of December 31, 2004 and 2003:

	December 31,
(Amounts in thousands)	2004	2003
400 North LaSalle	$82,624	$80,685
Arlington Plaza	35,127	36,109
Vineland	908	908
Palisades (sold on June 29, 2004)	—	138,629
Baltimore (Dundalk) (sold on August 12, 2004)	—	2,167
	$118,659	$258,498

The following table sets forth the balances of the liabilities related to discontinued operations (primarily mortgage notes payable) as of December 31, 2004 and 2003.

	December 31,
(Amounts in thousands)	2004	2003
Arlington Plaza	$15,867	$16,487
400 North LaSalle	5,187	3,038
Palisades (sold on June 29, 2004)	—	120,000
	$21,054	$139,525

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2004, 2003 and 2002 are as follows:

	December 31,
(Amounts in thousands)	2004	2003	2002
Total revenues	$19,799	$47,770	$48,283
Total expenses	16,957	33,171	36,468
Net income	2,842	14,599	11,815
Gains on sale of real estate	75,755	161,789	—
Income from discontinued operations	$78,597	$176,388	$11,815

See Note 3. – Acquisition and Dispositions for details of gains on sale of real estate related to discontinued operations in the years ended December 31, 2004 and 2003.

5.             Investments in Partially-Owned Entities

The Company’s investments in partially-owned entities and income recognized from such investments are as follows:

Balance Sheet Data:

	Percentage Ownership			100% of These Entities
		Company’s Investment		Total Assets		Total Liabilities		Total Equity
(Amounts in thousands)		2004	2003	2004	2003	2004	2003	2004	2003
Investments:
Temperature Controlled Logistics(1)	47.6%	$—	$436,225		$1,264,390		$557,017		$707,373
Alexander’s	33%	204,762	207,872	$1,244,801	$920,996	$1,226,433	$870,073	$18,368	$50,923
Newkirk MLP	22%	158,656	138,762	$1,240,129	$1,384,094	$1,030,755	$1,276,905	$209,374	$107,189
GMH Communities L.P.(2)	12.25%	84,782	—
Partially – Owned Office Buildings	0.1% - 50%	48,682	44,645
Monmouth Mall	50%	29,351	30,612
478-486 Broadway	50%	29,170	—
Starwood Ceruzzi Joint Venture	80%	19,106	23,821
Other		30,791	18,663
		$605,300	$900,600

(1)          See page 133 for details.

(2)          As of December 31, 2004, the Company owns 7.3 million limited partnership units, or 12.25% of the limited partnership interest of GMH, a partnership focused on the student and military housing sectors.  Details of this investment are provided on page 123.  The Company accounts for its interest in the partnership units on the equity-method based on its 12.25% ownership interest and right to appoint one of its executive officers to GCT’s Board of Trustees.  The Company records its prorata share of GMH’s net income or loss on a one-quarter lag basis as the Company files its financial statements on Form 10-K or 10-Q prior to the time GMH files its financial statements.  GMH’s properties were 94.2% occupied as of December 31, 2004.  GMH’s outstanding indebtedness was $359,000 as of December 31, 2004, of which the Company’s share was $44,000.

In addition, the Company holds warrants to purchase an additional 5.6 million limited partnership units of GMH or common shares of GCT at a price of $8.99 per unit or share through May 6, 2006. Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income. In the quarter ended December 31, 2004, the Company recognized $24,190 from the mark-to-market of these warrants, which were valued using trinomial option pricing model based on GCT’s closing stock price on the NYSE of $14.10 per share on December 31, 2004.

5.             Investments in Partially-Owned Entities - continued

Below is a summary of the debt of partially owned entities as of December 31, 2004 and 2003, none of which is guaranteed by the Company.

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	December 31, 2004	December 31, 2003
Alexander’s (33% interest):
Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33%	$400,000	$—
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	213,699	216,586
Due to Vornado on January 3, 2006 with interest at 9.0% (one-year treasuries plus 6.0% with a 3.0% floor for treasuries) (prepayable without penalty)	124,000	124,000
Rego Park mortgage note payable, due in June 2009, with interest at 7.25%	81,661	82,000
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
Lexington Avenue construction loan payable, due in January 2006, plus two one-year extensions, with interest at 4.92% (LIBOR plus 2.50%)	65,168	240,899

Newkirk MLP (22.4% interest):
Portion of first mortgages collateralized by the partnership’s real estate, due from 2005 to 2024, with a weighted average interest rate of 7.28% at December 31, 2004 (various prepayment terms)	859,674	1,069,545

GMH Communities L.P. (12.25% interest):
Mortgage notes payable, collateralized by 27 properties, due from 2005 to 2014, with a weighted average interest rate of 5.28% at December 31, 2004	359,276	—

Monmouth Mall (50% interest):
Mortgage note payable, due in November 2005, with interest at LIBOR plus 2.05% and two one-year extension options (4.53% at December 31, 2004)	135,000	135,000

Partially-Owned Office Buildings:
Kaempfer Properties (2.1% to 10% interests in five partnerships) Mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2031, with a weighted average interest rate of 6.96% at December 31, 2004 (various prepayment terms)	491,867	361,263
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	67,215	68,051
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	23,104	23,060

Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	15,334	15,606

Orleans Hubbard (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,626	9,799

Temperature Controlled Logistics (47.6% interest)(1):
Mortgage notes payable	—	509,456
Other notes payable	—	39,365

(1)   Beginning on November 18, 2004, the Company’s investment in Americold is consolidated into the accounts of the Company.

Based on the Company’s ownership interest in the partially-owned entities above, the Company’s share of the debt of these partially-owned entities was $669,942,000 and $930,567,000 as of December 31, 2004 and 2003, respectively.

5.             Investments in Partially-Owned Entities - continued

Income Statement Data:

	Company’s Equity in Income (Loss) from Partially Owned Entities			100% of These Entities
				Total Revenues			Net Income (loss)
(Amounts in thousands)	2004	2003	2002	2004	2003	2002	2004	2003	2002

Alexander’s:
33% share of equity in income before stock appreciation rights compensation expense	$13,701	$8,614	$7,556
33% share of stock appreciation rights compensation expense	(25,340)	(14,868)	—
33% share of equity in (loss) income(1)	(11,639)	(6,254)	7,556	$148,895	$87,162	$76,800	$(33,469)	$(17,742)	$23,584
Interest income(2)	8,642	10,554	10,401
Development and guarantee fees(2)	3,777	6,935	6,915
Management and leasing fee income(1)	7,800	4,339	4,781
	$8,580	$15,574	$29,653
Temperature Controlled Logistics(3):
Equity in net income	$606	$12,869	$4,144		$119,605	$117,663		$20,515	$5,586
Management fees	5,035	5,547	5,563
	5,641	18,416	9,707
Newkirk MLP:
Equity in income	24,041	33,243	26,500	$239,496	$273,500	$295,369	$136,037	$151,505	$121,860
Interest and other income	11,396	7,002	8,000
	35,437	40,245	34,500
Partially-Owned Office Buildings(4)	2,728	2,426	1,966
Monmouth Mall	3,741	4,433	1,022
Prime Group Realty LP(5)	—	—	(1,005)
Other	(4,166)	2,381	(1,732)
	$43,381	$67,901	$44,458

(1)     2002 includes the Company’s $3,431 share of Alexander’s gain on sale of its Third Avenue property.

(2)     Alexander’s capitalizes the fees and interest charged by the Company.  Because the Company owns 33% of Alexander’s, the Company recognizes 67% of such amounts as income and the remainder is reflected as a reduction of the Company’s carrying amount of the investment in Alexander’s.

(3)     Beginning on November 18, 2004, the Company’s investment in Americold is consolidated into the accounts of the Company.

(4)     Represents the Company’s interests in 330 Madison Avenue (24.8%), 825 Seventh Avenue (50%), Fairfax Square (20%) and Kaempfer equity interests in six office buildings (.1% to 10%).

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

5.             Investments in Partially-Owned Entities - continued

Alexander’s

The Company owns 33% of the outstanding common stock of Alexander’s at December 31, 2004 and 2003.   The Company manages, leases and develops Alexander’s properties pursuant to agreements (see below) which expire in March of each year and are automatically renewable, except for the 731 Lexington Avenue development agreement which provides for a term lasting until substantial completion of the development of the property.

Management and Leasing Agreements

The Company receives an annual fee for managing all of Alexander’s properties equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Mall, and (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum.

The Company generally receives a fee of (i) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the 11th through the 20th years of a lease term and 1% of lease rent for the 21st through 30th years of a lease term, subject to the payment of rents by Alexander’s tenants and (ii) 3% of asset sales proceeds.  Such amounts are payable to the Company annually in an amount not to exceed an aggregate of $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid at the time the transactions which gave rise to the commissions occurred.

The Company recognized $7,800,000, $4,339,000 and $4,781,000 of fee income under these agreements during the years ended December 31, 2004, 2003 and 2002, respectively.  At December 31, 2004, and 2003, $23,744,000 and $14,450,000 was due to the Company under these agreements.

731 Lexington Avenue and Other Fees

The Company is entitled to a development fee for the construction of Alexander’s 731 Lexington Avenue property of approximately $26,300,000, based on 6% of construction costs, as defined, payable on the earlier of January 3, 2006, or the date of payment in full of the construction loan encumbering the property.  The Company guaranteed to Alexander’s 731 Lexington Avenue construction lender, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated budget, if not funded by Alexander’s for which the Company is entitled to a $6,300,000 estimated fee based on 1 % of construction costs, as defined, payable upon the completion of construction.  Based upon the current status of construction, management does not anticipate the need to fund pursuant to this completion guarantee.  The Company has recognized $3,777,000, $6,935,000 and $6,915,000 as development and guarantee fee income during the years ended December 31, 2004, 2003 and 2002, respectively.  At December 31, 2004 and 2003, $24,086,000 and $19,265,000 was due under the development and guarantee agreements.

Building Maintenance Services (“BMS”), a wholly-owned subsidiary of the Company, supervises the cleaning, engineering and security at Alexander’s 731 Lexington Avenue property for an annual fee of 6% of costs for such services.  In October 2004, Alexander’s also contracted with BMS to provide the same services at the Kings Plaza Regional Shopping Center on the same terms.  On May 27, 2004, the Company entered into an agreement with Alexander’s under which it provides property management services at 731 Lexington Avenue for an annual fee of $0.50 per square foot of the tenant-occupied office and retail space.  These agreements were negotiated and approved by a special committee of directors of Alexander’s that were not affiliated with the Company.  The Company recognized $1,384,000 of fee income under these agreements during the year ended December 31, 2004.

5.             Investments in Partially-Owned Entities - continued

Debt Agreements

At December 31, 2004 and 2003, the Company has loans receivable from Alexander’s of $124,000,000, including $29,000,000 drawn under a $50,000,000 line of credit.  The maturity date of the loans is the earlier of January 3, 2006 or the date the Alexander’s Lexington Avenue construction loan is finally repaid.  Effective April 1, 2004, based on Alexander’s improved liquidity, the Company modified its term loan and line of credit to Alexander’s to reduce the spread on the interest rate it charges from 9.48% to 6%.  Accordingly, the current interest rate was reduced from 12.48% to 9%.

On February 13, 2004, Alexander’s completed a $400,000,000 mortgage financing on the office space of its Lexington Avenue development project.  The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid.  Of the loan proceeds, $253,529,000 was used to repay the entire amount outstanding under the construction loan.  The construction loan was modified so that the remaining availability is $237,000,000, which was approximately the amount estimated to complete the Lexington Avenue development project.  The interest rate on the construction loan is LIBOR plus 2.5% (4.92% at December 31, 2004) and matures in January 2006, with two one-year extensions.  The collateral for the construction loan is the same, except that the office space has been removed from the lien.  Further, the construction loan permits the release of the retail space for a payment of $15,000,000 and requires all proceeds from the sale of the residential condominium units to be applied to the construction loan balance until it is finally repaid.

Temperature Controlled Logistics

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

Prior to November 18, 2004, the Company owned a 60% interest in Vornado Crescent Portland Partnership (“VCPP”) which owned Americold.  Americold owns 88 temperature controlled warehouses, all of which were leased to AmeriCold Logistics.  On November 4, 2004, Americold purchased its tenant, AmeriCold Logistics, for $47,700,000 in cash.  On November 18, 2004, the Company and its 40% partner, Crescent Real Estate Equities Company (“CEI”) collectively sold 20.7% of Americold’s common shares to The Yucaipa Companies (“Yucaipa”) for $145,000,000, which resulted in a gain, of which the Company’s share was $18,789,000. The sale price was based on a $1.450 billion valuation for Americold before debt and other obligations.  Yucaipa is a private equity firm with significant expertise in the food distribution, logistics and retail industries.  Upon closing of the sale to Yucaipa on November 18, 2004, Americold is owned 47.6% by the Company, 31.7% by CEI and 20.7% by Yucaipa. Pursuant to the sales agreement: (i) Yucaipa may earn a promote of 20% of the increase in the value of Americold through December 31, 2007, limited to 10% of the Company’s and CEI’s remaining interest in Americold; (ii) the annual asset management fee payable by CEI to the Company has been reduced from approximately $5,500,000 to $4,548,000, payable quarterly through October 30, 2027.  CEI, at its option, may terminate the payment of this fee at any time after November 2009, by paying the Company a termination fee equal to the present value of the remaining payments through October 30, 2027, discounted at 10%.  In addition, CEI is obligated to pay a pro rata portion of the termination fee to the extent it sells a portion of its equity interest in Americold; and (iii) VCPP was dissolved.  The Company has the right to appoint three of the five members to Americold’s Board of Trustees.  Consequently, the Company is deemed to exercise control over Americold and, on November 18, 2004, the Company began to consolidate the operations and financial position of Americold into its accounts and no longer accounts for its investment on the equity method.

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

On January 7, 2005, all of the outstanding General Motors Building loans aggregating $275,000,000 were repaid.  In connection therewith, the Company received a $4,500,000 prepayment premium and $1,996,000 of accrued interest and fees through January 14, 2005, which will be recognized in the first quarter of 2005.

Loan to Commonwealth Atlantic Properties (“CAPI”)

On March 4, 1999, the Company made an additional $242,000,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries.  The Company acquired these assets from CAPI, an affiliate of Lazard Freres Real Estate Investors L.L.C., for $242,000,000, immediately prior to the contribution to CESCR. In addition, the Company acquired from CAPI for $8,000,000 the land under a Marriott Hotel located in Crystal City.  The Company paid the $250,000,000 purchase price to CAPI by issuing 4,998,000 of the Company’s Series E-1 convertible preferred units.  In connection with these transactions, the Company agreed to make a five-year $41,200,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term.  On March 1, 2004, the balance of the loan of $38,500,000 was repaid.

Loan to Vornado Operating Company (“Vornado Operating”)

At December 31, 2003, the amount outstanding under the revolving credit agreement with Vornado Operating was $21,989,000.  Beginning January 1, 2002, the Company had fully reserved for the interest income on the debt under this facility.  On November 4, 2004, in connection with the sale of AmeriCold Logistics to Americold Realty Trust, Vornado Operating repaid the outstanding balance of the loan together with all unpaid interest totaling $4,771,000.  In connection with the above, the revolving credit agreement was terminated.

Dearborn Center Mezzanine Construction Loan

On March 19, 2003, the outstanding amount of $29,401,000 was received from Dearborn Center representing the full satisfaction of the mezzanine construction loan.  The loan bore interest at 12% per annum plus additional interest of $5,655,000 which was received upon repayment.

Extended Stay America Mezzanine Loan

On May 12, 2004, the Company made an $83,000,000 mezzanine loan secured by ownership interests in a subsidiary of Extended Stay America, Inc., which was recently acquired for approximately $3.1 billion by an affiliate of the Blackstone Group. The loan is part of a $166,000,000 facility, the balance of which was funded by Soros Credit LP, and is subordinate to $2.3 billion of other debt. The loan bears interest at LIBOR plus 5.50% (7.90% at December 31, 2004) and matures in May 2007, with two one-year extensions.  Extended Stay America owns and operates 485 hotels in 42 states.

Charles Square Mezzanine Loan

On November 17, 2004, the Company made a $43,500,000 mezzanine loan secured by Charles Square in Howard Square in Cambridge, Massachusetts.  The property consists of a 293–room hotel, 140,000 square feet of office and retail space and a 568-car parking facility.  This loan is subordinate to $82,500,000 of other debt, bears interest 7.56% and matures in September 2009.

6.             Notes and Mortgage Loans Receivable - continued

Other

On June 1, 2004 and September 24, 2004, the Company acquired Verde Group LLC (“Verde”) convertible subordinated debentures for $14,350,000 and $8,150,000, in cash, increasing the Company’s investment in Verde at December 31, 2004 to $25,000,000.  Verde invests, operates and develops residential communities, among others, primarily on the Texas-Mexico border.  The debentures yield a fixed rate of 4.75% per annum and matures on December 31, 2018.

On June 1, 2004, the Company invested $5,000,000 in a senior mezzanine loan, and $3,050,000 in senior preferred equity of 3700 Associates, LLC which owns 3700 Las Vegas Boulevard, a development land parcel located in Las Vegas, Nevada.  The loan bears interest at 12% and matures on March 31, 2007.  The preferred equity yields a 10% per annum cumulative preferred return.

On December 10, 2004, the Company acquired a $6,776,000 mezzanine loan which is subordinate to $61,200,000 of other loans, and secured by The Gallery at Military Circle, a 943,000 square foot mall in Norfolk, Virginia.  The loan bears interest at 8.4% per annum and matures in August 2014 .

7.             Identified Intangible Assets and Goodwill

The following summarizes the Company’s identified intangible assets, intangible liabilities (deferred credit) and goodwill as of December 31, 2004 and December 31, 2003.

(Amounts in thousands)	December 31, 2004	December 31, 2003
Identified intangible assets (included in other assets):
Gross amount	$238,428	$171,842
Accumulated amortization	(62,114)	(40,967)
Net	$176,314	$130,875
Goodwill (included in other assets):
Gross amount	$10,425	$4,345
Identified intangible liabilities (included in deferred credit):
Gross amount	$123,241	$79,146
Accumulated amortization	(51,969)	(31,787)
Net	$71,272	$47,359

Amortization of acquired below market leases net of acquired above market leases resulted in an increase to rental income of $38,616,000 for the year ended December 31, 2004, and $23,639,000 for the year ended December 31, 2003.  The estimated annual amortization of acquired below market leases net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2005	$8,932
2006	6,314
2007	5,806
2008	4,770
2009	4,066

         The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2005	$15,592
2006	13,777
2007	12,780
2008	12,240
2009	11,920

8.             Debt

Following is a summary of the Company’s debt:

(Amounts in thousands)	Maturity	Interest Rate as at December 31, 2004
			Balance as of
			December 31, 2004	December 31, 2003
Notes and Mortgages Payable:
Fixed Interest:
Office:
NYC Office:
Two Penn Plaza(1)	02/11	4.97%	$300,000	$151,420
888 Seventh Avenue	02/06	6.63%	105,000	105,000
Eleven Penn Plaza(1)	12/14	5.20%	219,777	49,304
866 UN Plaza	05/07	8.39%	48,130	33,000
CESCR Office:
Crystal Park 1-5	07/06-08/13	6.66%-7.08%	253,802	258,733
Crystal Gateway 1-4 Crystal Square 5	07/12-01/25	6.75%-7.09%	212,643	214,323
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	141,502	143,854
Skyline Place	08/06-12/09	6.60%-6.93%	132,427	135,955
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	94,409	95,860
Courthouse Plaza 1 and 2	01/08	7.05%	77,427	78,848
Reston Executive I, II and III	01/06	6.75%	71,645	72,769
Crystal Gateway N and 1919 S. Eads	11/07	6.77%	55,524	56,623
Crystal Plaza 1-6	(2)	(2)	—	68,654
One Skyline Tower	06/08	7.12%	63,814	64,818
Crystal Malls 1-4	12/11	6.91%	55,228	60,764
1750 Pennsylvania Avenue	06/12	7.26%	48,876	49,346
One Democracy Plaza	02/05	6.75%	26,121	26,900
Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	476,063	481,902
Green Acres Mall	02/08	6.75%	145,920	148,386
Las Catalinas Mall	11/13	6.97%	65,696	66,729
Montehiedra Town Center	05/07	8.23%	57,941	58,855
Forest Plaza	05/09	4.00%	20,924	—
Lodi Shopping Center	06/14	5.12%	12,228	—
386 West Broadway	05/13	5.09%	5,083	—
Merchandise Mart:
Washington Design Center	11/11	6.95%	47,496	48,012
Market Square Complex	07/11	7.95%	45,287	46,816
Furniture Plaza	02/13	5.23%	44,497	45,775
Washington Office Center	(2)	(2)	—	43,166
Other	10/10-06/28	7.52%-7.71%	18,156	18,434
Temperature Controlled Logistics:
Cross collateralized mortgages payable on 57 properties(5)	05/08	6.89%	483,533	—
Other:
Industrial Warehouses	10/11	6.95%	48,385	48,917
Student Housing Complex	(2)	(2)	—	18,777
Total Fixed Interest Notes and Mortgages Payable		6.95%	3,377,534	2,691,940

See notes on page 138.

8.             Debt - continued

		Spread over LIBOR	Interest Rate as at December 31, 2004
				Balance as of
(Amounts in thousands)	Maturity			December 31, 2004	December 31, 2003
Notes and Mortgages Payable:
Variable Interest:
Office:
NYC Office:
One Penn Plaza(1)				$—	$275,000
770 Broadway(3)	06/06	L+105	3.55%	170,000	170,000
909 Third Avenue(4)	08/06	L+70	3.14%	125,000	125,000
CESCR Office:
Commerce Executive III, IV and V	07/05	L+150	3.78%	41,796	42,582
Commerce Executive III, IV and V B	07/05	L+85	3.13%	10,000	10,000

Temperature Controlled Logistics:
Cross collateralized mortgages payable on 28 properties(5)	04/09	L+295	5.35%	250,207	—

Total Variable Interest Notes and Mortgages Payable			4.23%	597,003	622,582
Total Notes and Mortgages Payable			6.54%	$3,974,537	$3,314,522

Senior Unsecured Notes:
Senior unsecured notes due 2007 at fair value (accreted carrying amount of $499,643 and $499,499)(6)	06/07	L+77	2.57%	$512,791	$525,279
Senior unsecured notes due 2009(7)	08/09		4.50%	249,526	—
Senior unsecured notes due 2010(8)	12/10		4.75%	199,779	199,741
Total senior unsecured notes			3.52%	$962,096	$725,020

Unsecured revolving credit facility(9)	07/06	L+65	N/A	$—	$—

Mortgage Notes Payable related to discontinued operations:
Arlington Plaza	11/07		6.77%	$14,691	$14,885
400 North LaSalle	08/05	L+250	4.75%	5,187	3,038
Palisades construction loan				—	120,000
				$19,878	$137,923

See notes on the following page.

8.             Debt - continued

(1)          On February 5, 2004, the Company completed a $300,000 refinancing of Two Penn Plaza.  The loan bears interest at 4.97% and matures in February 2011.  The Company retained net proceeds of $39,000 after repaying the existing $151,000 loan, $75,000 of the $275,000 mortgage loan on its One Penn Plaza property and the $33,000 mortgage loan on 866 U.N. Plaza.  On November 15, 2004, the Company completed a $220,000,000 refinancing of Eleven Penn Plaza.  This loan bears interest at 5.20% and matures on December 1, 2014.  Of the loan proceeds, $200,000,000 was used to repay the remainder of the loan on One Penn Plaza.

(2)          Repaid at maturity or upon sale of the related real estate during 2004.

(3)          On June 9, 2003, the Company completed a $170,000 financing of its 770 Broadway property.  The loan bears interest at LIBOR plus 1.05% is pre-payable after one year without penalty and matures in June 2006 with two-one year extension options.  The proceeds of the new loan were used primarily to repay (i) a $18,926 mortgage loan on 33 North Dearborn, (ii) a $69,507 mortgage loan on Tysons Dulles Plaza, and (iii) $40,000 of borrowing under the Company’s unsecured revolving credit facility.  In connection with the closing of the 770 Broadway loan, the Company purchased an interest rate cap, and simultaneously sold an interest rate cap with the same terms.  Since these instruments do not reduce the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings.  As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments is expected to substantially offset one another.  Simultaneously with the completion of the 770 Broadway loan, the Company used cash from its mortgage escrow account to repay $133,659 of the $153,659 of debt previously cross-collateralized by its 770 Broadway and 595 Madison Avenue properties.

(4)          On August 4, 2003, the Company completed a refinancing of its 909 Third Avenue mortgage loan.  The new $125,000 mortgage loan is for a term of three years and bears interest at LIBOR plus .70% and has two one-year extension options.  Simultaneously with the completion of the 909 Third Avenue loan, the Company used cash from its mortgage escrow account to repay the balance of $20,000 of debt previously cross-collateralized by its 770 Broadway and 595 Madison Avenue properties.  In connection with the closing of the 909 Third Avenue loan, the Company purchased an interest rate cap and simultaneously sold an interest rate cap with the same terms.  Since these instruments do not reduce the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings.  As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments is expected to substantially offset one another.

(5)          Beginning on November 18, 2004, the Company’s investment in Americold is consolidated into the accounts of the Company.

(6)          On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.57% if set on December 31, 2004).  The swaps were designated and effective as fair value hedges with a fair value of $13,148 and $25,780 at December 31, 2004 and 2003, respectively, and included in “Other Assets” on the Company’s consolidated balance sheet.  Accounting for these swaps requires the Company to recognize the changes in the fair value of the debt during each period.  At December 31, 2004 and 2003, the fair value adjustment to the principal amount of the debt was $13,148 and $25,780, based on the fair value of the swap assets, and is included in the balance of the Senior Unsecured Notes.  Because the hedging relationship qualifies for the “short-cut” method, no hedge ineffectiveness on these fair value hedges was recognized in 2004 and 2003.

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

(8)          On November 25, 2003, the Company completed an offering of $200,000, aggregate principal amount of 4.75% senior unsecured notes due December 1, 2010.  Interest on the notes is payable semi-annually on June 1st and December 1st, commencing in 2004.  The notes were priced at 99.869% of their face amount to yield 4.772%. The notes contain the same financial covenants that are in the Company’s notes issued in June 2002, except the maximum ratio of secured debt to total assets is now 50% (previously 55%).  The net proceeds of approximately $198,500 were used primarily to repay existing mortgage debt.

(9)          On July 3, 2003, the Company entered into a new $600,000 unsecured revolving credit facility which has replaced its $1 billion unsecured revolving credit facility which was to mature in July 2003.  The new facility has a three-year term, a one-year extension option and bears interest at LIBOR plus .65%.  The Company also has the ability under the new facility to seek up to $800,000 of commitments during the facility’s term.  The new facility contains financial covenants similar to the prior facility.

8.             Debt - continued

The net carrying amount of properties collateralizing the notes and mortgages amounted to $4,918,302,000 at December 31, 2004.  As at December 31, 2004, the principal repayments required for the next five years and thereafter are as follows:

(Amounts in thousands) Year Ending December 31,	Amount
2005	$157,393
2006	614,141
2007	759,806
2008	929,190
2009	398,054
Thereafter	2,097,927

9.             Shareholders’ Equity

Series A Convertible Preferred Shares of Beneficial Interest

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

Series B Cumulative Redeemable Preferred Shares of Beneficial Interest

Holders of Series B Preferred Shares of beneficial interest were entitled to receive dividends at an annual rate of 8.5% of the liquidation preference of $25.00 per share, or $2.125 per Series B Preferred Share per annum.  On March 17, 2004, the Company redeemed of all of the outstanding Series B Preferred Shares.  At the redemption price of $25.00 per share, aggregating $85,000,000 plus accrued dividends.  The redemption amount exceeded the carrying amount by $3,195,000, representing original issuance costs.  These costs were recorded as a reduction to earnings in arriving at net income applicable to common shares, in accordance with the July 2003 EITF clarification of Topic D-42.

Series C Cumulative Redeemable Preferred Shares of Beneficial Interest

Holders of Series C Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 8.5% of the liquidation preference of $25.00 per share, or $2.125 per Series C Preferred Share per annum.  These dividends are cumulative and payable quarterly in arrears.  The Series C Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders.  On January 19, 2005, the Company redeemed all of its 8.5% Series C Cumulative Redeemable Preferred Shares at the stated redemption price of $25.00 per share plus accrued distributions.

Series D-10 Cumulative Redeemable Preferred Shares of Beneficial Interest

Holders of Series D-10 Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 7.0% of the liquidation preference of $25.00 per share, or $1.75 per Series D-10 Preferred Share per annum.  These dividends are cumulative and payable quarterly in arrears.  The Series D-10 Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders.  On or after November 17, 2008 (or sooner under limited circumstances), the Company, at its option, may redeem Series D-10 Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption.  The Series D-10 Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

9.             Shareholders’ Equity - continued

Series E Cumulative Redeemable Preferred Shares of Beneficial Interest

On August 17, 2004, the Company sold $75,000,000 of Series E Cumulative Redeemable Preferred Shares in a public offering pursuant to an effective registration statement.  Holders of Series E Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 7.0% of the liquidation preference of $25.00 per share, or $1.75 per Series E Preferred Share per annum.  These dividends are cumulative and payable quarterly in arrears.  The Series E Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders.  On or after August 20, 2009 (or sooner under limited circumstances), the Company, at its option, may redeem Series E Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption.  The Series E Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

Series F Cumulative Redeemable Preferred Shares of Beneficial Interest

On November 10, 2004, the Company sold $150,000,000 of Series F Cumulative Redeemable Preferred Shares in a public offering pursuant to an effective registration statement.  Holders of Series F Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 6.75% of the liquidation preference of $25.00 per share, or $1.6875 per Series F Preferred Share per annum.  These dividends are cumulative and payable quarterly in arrears.  The Series F Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders.  On or after November 17, 2009 (or sooner under limited circumstances), the Company, at its option, may redeem Series F Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption.  The Series F Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

Series G Cumulative Redeemable Preferred Shares of Beneficial Interest

On December 16, 2004, the Company sold $200,000,000 of Series G Cumulative Redeemable Preferred Shares in a public offering pursuant to an effective registration statement.  Holders of Series G Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 6.625% of the liquidation preference of $25.00 per share, or $1.656 per Series G Preferred Share per annum.  These dividends are cumulative and payable quarterly in arrears.  The Series G Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders.  On or after December 22, 2009 (or sooner under limited circumstances), the Company, at its option, may redeem Series G Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption.  The Series G Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

10.          Stock-based Compensation

The Company’s Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights and performance shares to certain employees and officers of the Company.

Restricted stock awards are granted at the market price on the date of grant and vest over a three to five year period.  The Company recognizes the value of restricted stock as compensation expense based on the Company’s closing stock price on the NYSE on the date of grant on a straight-line basis over the vesting period.  As of December 31, 2004, there are 290,478 restricted shares outstanding, excluding 626,566 shares issued to the Company’s President in connection with his employment agreement.  The Company recognized $4,200,000, $3,239,000 and $914,000 of compensation expense in 2004, 2003 and 2002, respectively, for the portion of these shares that vested during each year.  Dividends paid on both vested and unvested shares are charged directly to retained earnings and amounted to $938,700, $777,700 and $210,100 for 2004, 2003 and 2002, respectively.  Dividends on shares that are cancelled or terminated prior to vesting are charged to compensation expense in the period of the cancellation or termination.

Stock options are granted at an exercise price equal to 100% of the market price of the Company’s stock on the date of grant, generally vest pro-rata over three to five years and expire 10 years from the date of grant.  As of December 31, 2004 there are 12,882,014 options outstanding.  On January 1, 2003, the Company adopted SFAS 123: Accounting for Stock-Based Compensation, as amended by SFAS No. 148: Accounting for Stock-Based Compensation – Transition and Disclosure, on a prospective basis covering all grants subsequent to 2002.  Under SFAS No. 123, the Company recognizes compensation expense for the fair value of options granted on a straight-line basis over the vesting period.  For the year ended December 31, 2004, and 2003, the Company recognized $102,900 and $77,200 of compensation expense related to the options granted during 2004 and 2003, respectively.  Grants prior to 2003 are accounted for under the intrinsic value method under which compensation expense is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted.  As the Company’s policy is to grant options with an exercise price equal to 100% of the quoted market price on the grant date, no compensation expense has been recognized for options granted prior to 2003.  If compensation cost for grants prior to 2003 were recognized as compensation expense based on the fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below:

	December 31,
(Amounts in thousands, except share and per share amounts)	2004	2003	2002

Net income applicable to common shares:
As reported	$570,997	$439,888	$209,736
Stock-based compensation cost, net of minority interest	(3,952)	(4,460)	(8,171)
Pro-forma	$567,045	$435,428	$201,565
Net income per share applicable to common shares:
Basic:
As reported	$4.56	$3.92	$1.98
Pro-forma	4.53	3.88	1.90
Diluted:
As reported	$4.35	$3.80	$1.91
Pro forma	4.32	3.76	1.84

10.          Stock-based Compensation – continued

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 2004, 2003 and 2002.  There were no stock option grants during 2004.  In February 2005, as part of the Company’s annual compensation review for 2004, 1,038,800 stock options and 73,216 restricted shares were granted to certain employees.  The stock options were granted at an exercise price equal to 100% of the market price on the date of grant.

	December 31
	2003	2002
Expected volatility	17%	17%
Expected life	5 years	5 years
Risk-free interest rate	2.9%	3.0%
Expected dividend yield	6.0%	6.0%

A summary of the Plan’s status and changes during the years then ended, is presented below:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at January 1	14,153,587	$35.84	18,796,366	$34.60	15,453,100	$32.25
Granted	—	—	125,000	36.46	3,655,500	42.14
Exercised	(1,228,641)	40.43	(4,613,579)	30.53	(114,181)	28.17
Cancelled	(42,932)	41.39	(154,200)	42.57	(198,053)	39.64
Outstanding at December 31	12,882,014	35.17	14,153,587	35.85	18,796,366	34.60
Options exercisable at December 31	11,745,973		11,821,382		13,674,177
Weighted-average fair value of options granted during the year ended December 31 (per option)	$ N/A		$2.50		$3.06

The following table summarizes information about options outstanding under the Plan at December 31, 2004:

		Options Outstanding			Options Exercisable
Range of Exercise Price		Number Outstanding at December 31, 2004	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2004	Weighted-Average Exercise Price

$12-	$19	3,817	1.0	$18.18	3,817	$18.18
$19-	$24	2,146,327	1.9	$23.33	2,146,327	$23.33
$24-	$27	42,163	2.1	$26.13	42,163	$26.13
$27-	$32	3,162,793	5.1	$30.60	3,162,793	$30.60
$32-	$36	2,143,337	4.2	$33.39	2,143,337	$33.39
$36-	$40	101,519	7.6	$36.78	16,496	$38.48
$40-	$44	2,866,774	6.8	$42.05	1,822,378	$42.04
$44-	$46	2,324,473	3.0	$45.05	2,317,851	$45.05
$46-	$49	90,811	3.0	$48.13	90,811	$48.13
$ 0-	$49	12,882,014	4.4	$35.17	11,745,973	$34.54

Shares available for future grant under the plan at december 31, 2004 were 9,955,734, of which 2,500,000 are subject to shareholder approval.

11.          Retirement Plans

The Company has two defined benefit pension plans, a Vornado Realty Trust Retirement Plan (“Vornado Plan”) and a Merchandise Mart Properties Pension Plan (“Mart Plan”).  In addition, Americold Realty Trust, which is consolidated into the accounts of the Company beginning November 18, 2004, has two defined benefit pension plans (the “AmeriCold Plans” and together with the Vornado Plan and the Mart Plan “the Plans”).  The benefits under the Vornado Plan and the Mart Plan were frozen in December 1997 and June 1999, respectively.  Effective April 2005, Americold will amend its Americold Retirement Income Plan to freeze benefits for non-union participants.  Benefits under the Plans are or were primarily based on years of service and compensation during employment or on years of credited service and established monthly benefits.  Funding policy for the Plans is based on contributions at the minimal amounts required by law.  The financial results of the Plans are consolidated in the information provided below.

The Company uses a December 31 measurement date for the Vornado Plan, the Mart Plan and the Americold plans.

Obligations and Funded Status

The following table sets forth the Plans’ funded status and amounts recognized in the Company’s balance sheets:

	Pension Benefits
	Year Ended December 31,
(Amounts in thousands)	2004	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$20,244	$19,853	$18,585
Consolidation of Americold plans	62,234	—	—
Service cost	314	—	—
Interest cost	1,708	1,244	1,260
Plan amendments(1)	(1,193)	—	—
Actuarial loss	1,255	229	1,482
Benefits paid	(2,226)	(1,082)	(1,474)
Benefit obligation at end of year	82,336	20,244	19,853
Change in plan assets:
Fair value of plan assets at beginning of year	18,527	16,909	17,667
Consolidation of Americold plans	48,014	—	—
Employer contribution	1,787	1,361	667
Benefit payments	(2,225)	(1,082)	(1,474)
Actual return on assets	1,411	1,339	49
Fair value of plan assets at end of year	67,514	18,527	16,909
Funded status	(14,822)	(1,717)	(2,944)
Unrecognized net actuarial loss	2,184	3,455	3,653
Unrecognized prior service cost (benefit)	—	—	—
Net Amount Recognized	$(12,638)	$1,738	$709

Amounts recognized in the consolidated balance sheets consist of:
Pre-paid benefit cost	$305	$633	$86
Accrued benefit liability	(17,111)	(2,350)	(3,030)
Intangible assets	—	—	—
Accumulated other comprehensive loss	4,138	3,861	3,517
Net amount recognized	$(12,668)	$2,144	$573

(1)                Reflects an amendment to freeze benefits for non-union participants of Americold Retirement Income Plan effective April 2005.

11.          Retirement Plans – continued

	Pension Benefits
	Year Ended December 31,
(Amounts in thousands)	2004	2003	2002
Information for the Company’s plans with an accumulated benefit obligation in excess of plans assets:
Projected benefit obligation	$70,943	$9,186	$9,018
Accumulated benefit obligation	70,040	9,186	9,018
Fair value of plan assets	55,562	6,836	5,988

Components of Net Periodic Benefit Cost:
Service cost	$314	$—	$—
Interest cost	1,708	1,244	1,260
Expected return on plan assets	(1,515)	(1,115)	(1,142)
Amortization of prior service cost	11	—	—
Amortization of net (gain) loss	402	203	114
Net periodic benefit cost	$920	$332	$232

Assumptions:
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.75%-6.50%	6.00%-6.50%	6.25%-6.50%
Rate of compensation increase Americold Plan	3.50%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%-6.50%	6.25%-6.50%	6.50%-7.25%
Expected long-term return on plan assets	5.00%-8.50%	6.50%-7.00%	6.50%-7.00%
Rate of compensation increase Americold Plan	3.50%	N/A	N/A

The Company periodically reviews its assumptions for the rate of return on each Plan’s assets.  The assumptions are based primarily on the long-term historical performance of the assets of the Plans, future expectations for returns for each asset class as well as target asset allocation of Plan assets.  Differences in the rates of return in the near term are recognized as gains or losses in the periods that they occur.

Plan Assets

The Company has consistently applied what it believes to be a conservative investment strategy for the Vornado Plan, investing primarily in cash and cash equivalents and fixed income funds, including money market funds, United States treasury bills, government bonds and mortgage back securities.  Vornado Plan’s weighted-average asset allocations by asset category are as follows:

	Year Ended December 31,
	2004	2003	2002
U.S. Treasury Bills	84%	81%	—%
US Government Securities	13	14	17
Money Market Funds	3	4	81
Mortgage backed-pass through securities	—	1	2
Total	100%	100%	100%

11.          Retirement Plans – continued

The Company has consistently applied what it believes to be an appropriate investment strategy for the Mart Plan, by investing in mutual funds and funds held by insurance companies.  Mart Plan’s weighted average asset allocations by asset category are as follows:

	Year Ended December 31,
	2004	2003	2002
Asset Category
Mutual Funds	50%	57%	56%
Funds Held By Insurance Companies	50	42	43
Other	—	1	1
Total	100%	100%	100%

The Americold Plans are invested to maximize return on the Plans’ assets while minimizing risk by diversifying across a broad range of asset classes.  In accordance with the Plans’ investment strategies, assets are invested domestic equities, hedge funds, and fixed income securities.

The allocations of Americold Plan investments by fair value for the year ended December 31, 2004, are as follows:

Domestic equities	54%
International equities	5
Fixed income securities	14
Real Estate	8
Hedge Funds	19
100%

Cash Flows

The Company expects to contribute $8,448,000 to the Plans in 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2005	4,802,000
2006	5,440,000
2007	5,469,000
2008	6,490,000
2009	6,784,000
2010-2014	37,421,000

12.          Leases

As lessor:

The Company leases space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. As of December 31, 2004, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

(Amounts in thousands)
Year Ending December 31:
2005	$1,107,865
2006	993,780
2007	923,145
2008	833,848
2009	723,702
Thereafter	3,631,818

These amounts do not include rentals based on tenants’ sales.  These percentage rents approximated $5,563,000, $3,662,000, and $1,832,000, for the years ended December 31, 2004, 2003, and 2002.

Except for the U.S. Government, which accounted for 12.5% of the Company’s revenue, none of the Company’s tenants represented more than 10% of total revenues for the year ended December 31, 2004.

Former Bradlees Locations

Pursuant to the Master Agreement and Guaranty, dated May 1, 1992, the Company is due $5,000,000 per annum of additional rent from Stop & Shop which was allocated to certain of Bradlees former locations.  In December 31, 2002, prior to the expiration of the leases to which the additional rent was allocated, the Company reallocated this rent to other former Bradlees leases also guaranteed by Stop & Shop.  Stop & Shop is contesting the Company’s right to reallocate and claims the Company is no longer entitled to the additional rent.  At December 31, 2004, the Company is due an aggregate of $10,497,000.  The Company believes the additional rent provision of the guaranty expires at the earliest in 2012 and is vigorously contesting Stop & Shop’s position.

12.          Leases – continued

As lessee:

The Company is a tenant under operating leases for certain properties. These leases have terms that expire during the next thirty years.  Future minimum lease payments under operating leases at December 31, 2004, are as follows:

(Amounts in thousands)
2005	$20,427
2006	20,474
2007	20,429
2008	20,447
2009	20,454
Thereafter	928,219

Rent expense was $21,334,000, $15,593,000, and $17,157,000 for the years ended December 31, 2004, 2003, and 2002.

The Company is also a lessee under capital leases for equipment and real estate (primarily Americold).  Lease terms generally range from 5-20 years with renewal or purchase options.  Capitalized leases are recorded at the present value of future minimum lease payments or the fair market value of the property.  Capitalized leases are depreciated on a straight-line basis over the estimated life of the asset or life of the related lease, whichever is shorter.  Amortization expense on capital leases is included in “depreciation and amortization” on the Company’s consolidated statements of income.  As of December 31, 2004, future minimum lease payments under capital leases are as follows:

(Amounts in thousands)
2005	$11,517
2006	10,738
2007	8,951
2008	7,786
2009	7,368
Thereafter	53,114
Total minimum obligations	99,474
Interest portion	(45,213)
Present value of net minimum payments	$54,261

At December 31, 2004 and 2003, $54,261,000 and $6,920,000 representing the present value of net minimum payments is included in “Other Liabilities” on the Company’s consolidated balance sheets.  At December 31, 2004 and 2003, property leased under capital leases had a total cost of $64,974,000 and $6,184,000 and related accumulated depreciation of $11,495,000 and $940,000, respectively.

13.          Commitments and Contingencies

At December 31, 2004, the Company has $567,851,000 available under its $600,000,000 revolving credit facility ($32,149,000 was utilized for letters of credit), which matures in July 2006.

In conjunction with the closing of Alexander’s Lexington Avenue construction loan on July 3, 2002, the Company agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the project and funding of all project costs in excess of a stated budget, as defined in the loan agreement, if not funded by Alexander’s (see Note 5 – Investments in Partially-Owned Entities).

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

The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002 which expires in 2005 and (v) rental loss insurance) with respect to its assets.  In April 2004, the Company renewed its all risk policies and increased its coverage for Acts of Terrorism for each of its New York Office, CESCR Office, Retail and Merchandise Mart divisions.  Below is a summary of the current all risk property insurance and terrorism risk insurance for each of the Company’s business segments:

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

The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007, 2009 and 2010 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance.  Although the Company believes that it has adequate insurance coverage under these agreements, the Company may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  Further, if lenders insist on greater coverage than the Company is able to obtain, or if the Terrorism Risk Insurance Act of 2002 is not extended, it could adversely affect the Company’s ability to finance and/or refinance its properties and expand its portfolio.

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

The Company enters into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in the name of the Company by various money center banks. The Company has the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon.  The Company had $23,110,000 and $30,310,000 of cash invested in these agreements at December 31, 2004 and 2003.

14.          Related Party Transactions

Loan and Compensation Agreements

In accordance with the terms of the employment arrangement with Steven Roth, the Company’s Chief Executive Officer, and subject to a letter agreement dated November 1999, Mr. Roth may draw up to $15,000,000 of loans on a revolving basis.  Each loan bears interest, payable quarterly, at the applicable Federal rate on the date the loan is made and matures on the sixth anniversary of such loan.  Loans are collateralized by assets with a value of not less than two times the amount outstanding.  At December 31, 2004, the outstanding balance under this arrangement was $13,122,500 (of which $4,704,500 is shown as a reduction in shareholders’ equity).  The amount outstanding matures in January 2006 and bears interest at a weighted average rate of 4.49% per annum.

At December 31, 2004, the balance of the loan due from Michael Fascitelli, the Company’s President, in accordance with his employment agreement was $8,600,000.  The loan matures in December 2006 and bears interest, payable quarterly, at a weighted average rate of 3.97% (based on the applicable Federal rate).

Effective January 1, 2002, the Company extended its employment agreement with Mr. Fascitelli for a five-year period through December 31, 2006.  Pursuant to the extended employment agreement, Mr. Fascitelli is entitled to receive a deferred payment on December 31, 2006 of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000 (the value of the shares on March 8, 2002, the date the extended employment agreement was executed).  The shares are held in a rabbi trust for the benefit of Mr. Fascitelli and vested 100% on December 31, 2002.  The extended employment agreement does not permit diversification, allows settlement of the deferred compensation obligation by delivery of these shares only, and permits the deferred delivery of these shares.  The value of these shares was amortized ratably over the one-year vesting period as compensation expense.  The assets of the rabbi trust are consolidated with those of the Company and the Company’s common shares held in the trust are classified in shareholders’ equity and accounted for in a manner similar to treasury stock.

Pursuant to the Company’s annual compensation review in February 2002 with Joseph Macnow, the Company’s Chief Financial Officer, the Compensation Committee approved a $2,000,000 loan to Mr. Macnow, bearing interest at the applicable federal rate of 4.65% per annum and due in June 2007.  The loan was funded on July 23, 2002 and is collateralized by assets with a value of not less than two times the loan amount.

On March 11, 2004, the Company loaned $2,000,000 to Melvyn Blum, an executive officer of the Company, pursuant to the revolving credit facility contained in his January 2000 employment agreement.  The loan bears interest at 1.57% per annum (the Federal rate) and is due in March 2007.

On February 22, 2005, the Company and Sandeep Mathrani, Executive Vice President – Retail Division, entered into a new employment agreement.  Pursuant to the agreement, the Company granted Mr. Mathrani (i) 16,836 restricted shares of the Company’s stock, (ii) stock options to acquire 300,000 of the Company’s common shares at an exercise price of $71.275 per share and (iii) the right to receive 200,000 stock options over the next two years at the then prevailing market price.  In addition, Mr. Mathrani repaid the $500,000 loan the Company provided him under his prior employment agreement.

14.          Related Party Transactions – continued

Transactions with Affiliates and Officers and Trustees of the Company

Alexander’s

The Company owns 33% of Alexander’s.  Mr. Roth and Mr. Fascitelli are Officers and Directors of Alexander’s.  The Company provides various services to Alexander’s in accordance with management, development and leasing agreements and the Company has made loans to Alexander’s aggregating $124,000,000 at December 31, 2004.  See Note – 5 Investments in Partially-Owned Entities for details of these agreements.  In addition, in 2002, the Company sold air rights to Alexander’s, details of which are provided in Note 3 – Acquisitions and Dispositions.

Interstate Properties

As of December 31, 2004, Interstate Properties and its partners owned approximately 10.8% of the common shares of beneficial interest of the Company and 27.4% of Alexander’s common stock.  Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners.  Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the managing general partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander’s.  Messrs. Mandelbaum and Wight are trustees of the Company and also directors of Alexander’s.

The Company manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives an annual fee equal to 4% of base rent and percentage rent.  The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. Although the management agreement was not negotiated at arm’s length, the Company believes based upon comparable fees charged by other real estate companies that its terms are fair to the Company. The Company earned $726,000, $703,000 and $747,000 of management fees under the management agreement for the years ended December 31, 2004, 2003, and 2002.  In addition, during fiscal years 2003 and 2002, as a result of a previously existing leasing arrangement with Alexander’s, Alexander’s paid to Interstate $587,000 and $703,000, respectively, for the leasing an other services actually rendered by the Company.  Upon receipt of these payments, Interstate promptly paid them over to the Company without retaining any interest therein.  This arrangement was terminated at the end of 2003 and all payments by Alexander’s thereafter for these leasing and other services are made directly to the Company.

Vornado Operating Company (“ Vornado Operating”)

In October 1998, Vornado Operating was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct.  Vornado Operating’s primary asset was its 60% investment in AmeriCold Logistics, which leased 88 refrigerated warehouses from Americold, owned 60% by the Company.  The Company granted Vornado Operating a $75,000,000 unsecured revolving credit facility that was to expire on December 31, 2004.  Borrowings under the revolving credit facility bore interest at LIBOR plus 3%.  The Company received a commitment fee equal to 1% per annum on the average daily unused portion of the facility.  At the time of its dissolution referred to below, Vornado Operating had outstanding 4,068,924 shares and its operating partnership had outstanding 447,017 units.  At such time, trustees and officers of the Company held approximately 24.3% of the common shares and units of Vornado Operating.  In addition, Messrs. Roth, Fascitelli, Macnow, Wight and West each served as an officer and/or director of Vornado Operating.

On December 31, 2002, the Company and Crescent Real Estate Equities formed a joint venture to acquire the Carthage, Missouri and Kansas City, Kansas quarries from AmeriCold Logistics for $20,000,000 in cash (appraised value).  The Company contributed cash of $8,800,000 to the joint venture representing its 44% interest.  AmeriCold Logistics used the proceeds from the sale to repay a portion of a loan to Vornado Operating.  Vornado Operating then repaid $9,500,000 of the amount outstanding under the Company’s revolving credit facility.   In addition, during 2004 and 2003, this joint venture acquired $21,930,000 and $5,720,000 of trade receivables from AmeriCold Logistics for $21,500,000 and $5,606,000, respectively.  These receivables were subsequently collected in full.

On November 4, 2004, Americold purchased its tenant, AmeriCold Logistics, for $47,700,000 in cash.  As part of this transaction, Vornado Operating repaid the $21,989,000 balance of the loan to the Company as well as $4,771,000 of unpaid interest.  Because the Company fully reserved for the interest income on this loan beginning in January 2002, it recognized $4,771,000 of income upon collection in the fourth quarter 2004.

14.          Related Party Transactions – continued

In November 2004, a class action shareholder derivative lawsuit was brought in the Delaware Court of Chancery against Vornado Operating Company (“Vornado Operating”), its directors and the Company.  The lawsuit sought to enjoin the dissolution of Vornado Operating, rescind the previously completed sale of AmeriCold Logistics (owned 60% by Vornado Operating) to Americold Realty Trust (owned 60% by the Company) and damages.  In addition, the plaintiffs claimed that the Vornado Operating directors breached their fiduciary duties.  On November 24, 2004, a stipulation of settlement was entered into under which the Company agreed to settle the lawsuit with a payment of approximately $4.5 million or about $1 per Vornado Operating share or partnership unit before litigation expenses. The proposed settlement payment would be in addition to the liquidation distribution of $2 per Vornado Operating share or unit that Vornado Operating made to its equity-holders when it dissolved on December 29, 2004.  On January 20, 2005, the Delaware Court of Chancery postponed deciding upon the proposed settlement and requested further but limited information before holding an additional hearing regarding the settlement, which has been scheduled for March 2005.  The Company has accrued the proposed settlement payment and related legal costs as part of “general and administrative expense” in the fourth quarter of 2004.  The Company believes that the ultimate outcome of this matter will not have a material effect on the Company’s consolidated financial statements.

Other

On January 1, 2003, the Company acquired BMS, a company which provides cleaning and related services principally to the Company’s Manhattan office properties, for $13,000,000 in cash from the estate of Bernard Mendik and certain other individuals including David R. Greenbaum, an executive officer of the Company.  The Company paid BMS $53,024,000, for the year ended December 31, 2002 for services rendered to the Company’s Manhattan office properties.  Although the terms and conditions of the contracts pursuant to which these services were provided were not negotiated at arms length, the Company believes based upon comparable amounts charged to other real estate companies that the terms and conditions of the contracts were fair to the Company.

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

On October 7, 2003, the Company acquired a 2.5% interest in the planned redevelopment of Waterfront (described in Note 3 – Acquisitions and Dispositions) for $2,171,000, of which the Company paid $1,545,000 in cash and issued 12,500 Operating Partnership units valued at $626,000.  The partnership units were issued to Mitchell N. Schear, one of the partners in the Waterfront interest, and the President of the Company’s CESCR division.

On July 1, 2004, the Company acquired the Marriott hotel located in its Crystal City office complex from a limited partnership in which Robert H. Smith and Robert P. Kogod, trustees of the Company, together with family members own approximately 67 percent.  The purchase price was $21,500,000.

On October 1, 2004, the Company increased its ownership interest in the Investment Building in Washington, D.C. to 5% by acquiring an additional 2.8% interest for $2,240,000 in cash.  The Company’s original interest in the property was acquired in connection with the acquisition of the Kaempfer Company in April 2003.  Mitchell N. Schear, President of the Company’s CESCR division and other former members of Kaempfer management were also partners in the Investment Building partnership.

During 2002, the Company paid $147,000 for legal services to a firm in which one of the Company’s trustees is a member.

15.          Minority Interest

The minority interest represents limited partners’, other than the Company, interests in the Operating Partnership and are comprised of:

Units Series			Per Unit Liquidation Preference	Preferred or Annual Distribution Rate	Conversion Rate Into Class A Units
	Outstanding Units at
	December 31, 2004	December 31, 2003
Common:
Class A(1)	17,927,696	19,223,465	—	$2.72	N/A
Convertible Preferred:
5.0% B-1 Convertible Preferred	563,263	844,894	$50.00	$2.50	.914
8.0% B-2 Convertible Preferred	304,761	445,576	$50.00	$4.00	.914
6.5% E-1 Convertible Preferred(2)	—	4,998,000	$50.00	$3.25	1.1364
9.00% F-1 Preferred(3)	400,000	400,000	$25.00	$2.25	(3)
Perpetual Preferred:(4)
8.375% D-2 Cumulative Redeemable Preferred(5)	—	549,336	$50.00	$4.1875	N/A
8.25% D-3 Cumulative Redeemable Preferred	8,000,000	8,000,000	$25.00	$2.0625	N/A
8.25% D-4 Cumulative Redeemable Preferred	5,000,000	5,000,000	$25.00	$2.0625	N/A
8.25% D-5 Cumulative Redeemable Preferred	6,480,000	6,480,000	$25.00	$2.0625	N/A
8.25% D-6 Cumulative Redeemable Preferred	840,000	840,000	$25.00	$2.0625	N/A
8.25% D-7 Cumulative Redeemable Preferred	7,200,000	7,200,000	$25.00	$2.0625	N/A
8.25% D-8 Cumulative Redeemable Preferred	360,000	360,000	$25.00	$2.0625	N/A
8.25% D-9 Cumulative Redeemable Preferred	1,800,000	1,800,000	$25.00	$2.0625	N/A
7.00% D-10 Cumulative Redeemable Preferred	3,200,000	3,200,000	$25.00	$1.75	N/A
7.20% D-11 Cumulative Redeemable Preferred	1,400,000	—	$25.00	$1.80	N/A
6.55% D-12 Cumulative Redeemable Preferred	800,000	—	$25.00	$1.637	N/A
3.00% D-13 Cumulative Redeemable Preferred(6)	1,867,311	—	$25.00	$0.750	N/A

(1)    The Class A units are redeemable at the option of the holder for common shares of Vornado Realty Trust on a one-for-one basis, or at the Company’s option for cash.

(2)    In February 2004, all of the Series E-1 units were converted into 5,679,727 Vornado common shares.

(3)    The holders of the Series F-1 preferred units have the right to require the Company to redeem the units for cash equal to the liquidation preference or, at the Company’s option, by issuing a variable number of Vornado common shares with a value equal to the liquidation value.  On July 1, 2003, upon the adoption of SFAS No. 150: Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company was required to include the liquidation value of these F-1 preferred units as a liability on the consolidated balance sheet as opposed to their prior classification as minority interest because of the possible settlement of this obligation by issuing a variable number of the Company’s common shares.  In addition, after July 1, 2003, distributions to the holders of the   F-1 preferred units are included as a component of interest expense as opposed to their prior classification as minority interest expense.

(4)    Convertible at the option of the holder for an equivalent amount of the Company’s preferred shares and redeemable at the Company’s option after the 5th anniversary of the date of issuance (ranging from September 2004 to December 2009).

(5)    The Company redeemed all of its 8.375% Series D-2 Cumulative Redeemable Preferred Units on January 6, 2004 at a redemption price equal to $50 per unit or an aggregate of $27.5 million.

(6)    On December 30, 2004, the Company sold $46.7 million of 3.0% Series D-13 Cumulative Redeemable Preferred Units. The Series D-13 units may be called without penalty at the option of the Company commencing in December 2011 or redeemed at the option of the holder commencing in December 2006 for cash equal to the liquidation preference of $25 per unit, or at the Company’s option by issuing a variable number of Vornado’s common shares.  Under SFAS No. 150, the Company classifies the Series D-13 units as a liability, and related distributions as interest expense, because of the possible settlement of this obligation by issuing a variable number of the Company’s common shares.

16.          Income Per Share

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

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2004	2003	2002

Numerator:
Income from continuing operations	$514,320	$284,315	$251,217
Income from discontinued operations	78,597	176,388	11,815
Cumulative effect of change in accounting principle	—	—	(30,129)
Net income	592,917	460,703	232,903
Preferred share dividends	(21,920)	(20,815)	(23,167)

Numerator for basic income per share – net income applicable to common shares	570,997	439,888	209,736
Impact of assumed conversions:
Series B-1 and B-2 convertible preferred unit distributions	4,710	—	—
Series E-1 convertible preferred unit distributions	1,581	—	—
Series A convertible preferred share dividends	1,068	3,570	—
Series F-1 convertible preferred unit distributions	743	—	—
Numerator for diluted income per share – net income applicable to common shares	$579,099	$443,458	$209,736
Denominator:
Denominator for basic income per share – weighted average shares	125,241	112,343	105,889
Effect of dilutive securities:
Employee stock options and restricted share awards	5,515	2,786	3,780
Series B-1 and B-2 convertible preferred units	1,102	—	—
Series E-1 convertible preferred units	637	—	—
Series F-1 convertible preferred units	183	—	—
Series A convertible preferred shares	457	1,522	—

Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	133,135	116,651	109,669

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$3.93	$2.35	$2.15
Income from discontinued operations	.63	1.57	.11
Cumulative effect of change in accounting principle	—	—	(.28)
Net income per common share	$4.56	$3.92	$1.98

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$3.75	$2.29	$2.07
Income from discontinued operations	.60	1.51	.11
Cumulative effect of change in accounting principle	—	—	(.27)
Net income per common share	$4.35	$3.80	$1.91

17.          Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2004, 2003 and 2002:

		Net Income
		Applicable to Common		Income Per
				Common Share(1)
(Amounts in thousands, except share amounts)	Revenue	Shares		Basic	Diluted

2004
March 31	$391,368	$74,457		$0.61	$0.59
June 30	397,756	158,436	(3)	1.26	1.21
September 30	413,424	104,501		0.83	0.79
December 31	504,714	233,603	(2)	1.84	1.74

2003
March 31	$363,776	$86,317		$0.79	$0.77
June 30	369,916	82,331		0.74	0.71
September 30	378,942	70,981		0.63	0.60
December 31	385,349	200,259	(3)	1.73	1.66

2002
March 31	$347,974	$45,396		$0.44	$0.42
June 30	343,480	64,553		0.61	0.58
September 30	351,422	59,247		0.55	0.54
December 31	343,918	39,434		0.37	0.36

(1)          The total for the year may differ from the sum of the quarters as a result of weighting.

(2)          Includes (i) a net gain on mark-to-market of Sears option shares of $81,730, (ii) net gains on exercise and mark-to-market of GMH warrants of $53,642 and (iii) a net gain on sale of a portion of its investment in Americold to Yucaipa of $18,789.

(3)          Includes net gains on sale of real estate of $75,755 in 2004 and $161,789 in 2003.

18.          Costs of Acquisitions and Development Not Consummated

In the third quarter of 2004, the Company wrote-off $1,475,000 of costs associated with the Mervyn’s Department Stores acquisition not consummated.

In 2002, the Company had a 70% interest in a joint venture to develop an office tower over the Port Authority Bus Terminal in New York City.  Market conditions existing in 2002 resulted in the joint venture writing off $9,700,000, representing all pre-development costs capitalized to date, of which the Company’s share is $6,874,000.

19.          Segment Information

The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.  In 2004, the Company revised how it presents EBITDA, a measure of performance of its segments, and has revised the disclosure for all periods presented.  EBITDA as disclosed represents “Earnings before Interest, Taxes, Depreciation and Amortization.”  This change is consistent with the Securities and Exchange Commission’s Regulation G.

	December 31, 2004
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics(3)	Other(4)
Property rentals	$1,268,764	$838,665	$160,620	$206,668	$—	$62,811
Straight-line rents:
Contractual rent increases	35,214	27,165	4,882	3,002	—	165
Amortization of free rent	26,264	10,118	10,998	5,154	—	(6)
Amortization of acquired below market leases, net	14,570	9,697	4,873	—	—	—
Total rentals	1,344,812	885,645	181,373	214,824	—	62,970
Expense reimbursements	191,059	109,255	64,474	14,045	—	3,285
Temperature Controlled Logistics	87,428	—	—	—	87,428	—
Fee and other income:
Tenant cleaning fees	31,293	31,293	—	—	—	—
Management and leasing fees	16,754	15,501	1,084	155	—	14
Other	35,916	25,573	1,617	8,662	—	64
Total revenues	1,707,262	1,067,267	248,548	237,686	87,428	66,333
Operating expenses	679,790	396,698	77,277	92,636	67,989	45,190
Depreciation and amortization	242,914	161,381	26,327	34,025	7,968	13,213
General and administrative	145,218	38,446	13,187	22,487	4,264	66,834
Costs of acquisitions not consummated	1,475	—	—	—	—	1,475
Total expenses	1,069,397	596,525	116,791	149,148	80,221	126,712
Operating income (loss)	637,865	470,742	131,757	88,538	7,207	(60,379)
Income applicable to Alexander’s	8,580	433	668	—	—	7,479
Income (loss) from partially-owned entities	43,381	2,728	(1,678)	545	5,641	36,145
Interest and other investment income	203,995	994	397	105	220	202,279
Interest and debt expense	(241,968)	(128,729)	(58,625)	(11,255)	(6,379)	(36,980)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	19,775	369	—	—	—	19,406
Minority interest	(157,308)	—	—	—	(158)	(157,150)
Income from continuing operations	514,320	346,537	72,519	77,933	6,531	10,800
Income from discontinued operations	78,597	1,584	10,054	—	—	66,959
Net income	592,917	348,121	82,573	77,933	6,531	77,759
Interest and debt expense(2)	313,289	133,602	61,820	12,166	30,337	75,364
Depreciation and amortization(2)	296,980	165,492	30,121	34,559	34,567	32,241
Income taxes	1,664	406	—	852	79	327
EBITDA(1)	$1,204,850	$647,621	$174,514	$125,510	$71,514	$185,691
Balance sheet data:
Real estate, net	$8,314,404	$4,899,944	$1,109,049	$963,053	$1,177,190	$165,168
Investments and advances to partially-owned entities	605,300	48,682	82,294	6,207	12,933	455,184
Capital expenditures:
Acquisitions	288,379	55,191	233,188	—	—	—
Other	290,000	160,086	67,508	60,365	—	2,041

See notes on page 158.

19.          Segment Information – continued

	December 31, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics(3)	Other(4)
Property rentals	$1,205,822	$819,277	$136,490	$197,554	$—	$52,501
Straight-line rents:
Contractual rent increases	34,288	27,296	3,108	3,875	—	9
Amortization of free rent	7,071	(561)	5,390	2,251	—	(9)
Amortization of acquired below market leases, net	8,892	7,852	1,040	—	—	—
Total rentals	1,256,073	853,864	146,028	203,680	—	52,501
Expense reimbursements	179,115	102,727	56,900	16,402	—	3,086
Fee and other income:
Tenant cleaning fees	29,062	29,062	—	—	—	—
Management and leasing fees	12,812	11,427	1,290	—	—	95
Other	20,921	8,852	4,694	7,344	—	31
Total revenues	1,497,983	1,005,932	208,912	227,426	—	55,713
Operating expenses	581,550	376,012	70,462	91,033	—	44,043
Depreciation and amortization	213,679	151,050	18,835	30,125	—	13,669
General and administrative	121,857	37,229	9,783	20,215	—	54,630
Total expenses	917,086	564,291	99,080	141,373	—	112,342
Operating income (loss)	580,897	441,641	109,832	86,053	—	(56,629)
Income applicable to Alexander’s	15,574	—	640	—	—	14,934
Income (loss) from partially-owned entities	67,901	2,426	3,752	(108)	18,416	43,415
Interest and other investment income	25,397	2,956	359	93	—	21,989
Interest and debt expense	(228,860)	(133,511)	(59,674)	(14,788)	—	(20,887)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	2,343	180	—	188	—	1,975
Minority interest	(178,937)	(1,119)	—	—	—	(177,818)
Income (loss) from continuing operations	284,315	312,573	54,909	71,438	18,416	(173,021)
Income (loss) from discontinued operations	176,388	173,949	4,850	—	—	(2,411)
Net income (loss)	460,703	486,522	59,759	71,438	18,416	(175,432)
Interest and debt expense(2)	296,059	138,379	62,718	15,700	24,670	54,592
Depreciation and amortization(2)	279,507	155,743	21,642	30,749	34,879	36,494
Income taxes(2)	1,627	45	—	—	—	1,582
EBITDA(1)	$1,037,896	$780,689	$144,119	$117,887	$77,965	$(82,764)

Balance sheet data:
Real estate, net	$6,762,559	$4,930,715	$730,443	$904,546	$—	$196,855
Investments and advances to partially-owned entities	900,600	44,645	57,317	6,063	426,773	365,802
Capital expenditures:
Acquisitions	249,954	95,420	154,534	—	—	—
Other	239,222	108,230	45,707	36,341	5,700	43,244

See notes on page 158.

19.          Segment Information – continued

	December 31, 2002
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics(3)	Other(4)
Property rentals	$1,154,206	$789,194	$120,451	$191,197	$—	$53,364
Straight-line rents:
Contractual rent increases	30,994	27,269	1,777	1,772	—	176
Amortization of free rent	6,796	2,374	3,317	1,105	—	—
Amortization of acquired below market leases, net	12,353	12,188	165	—	—	—
Total rentals	1,204,349	831,025	125,710	194,074	—	53,540
Expense reimbursements	154,727	85,381	51,008	14,754	—	3,584
Fee and other income:
Tenant cleaning fees	—	—	—	—	—	—
Management and leasing fees	14,800	13,317	1,450	33	—	—
Other	12,918	7,783	172	4,743	—	220
Total revenues	1,386,794	937,506	178,340	213,604	—	57,344
Operating expenses	517,958	329,198	61,500	86,022	—	41,238
Depreciation and amortization	197,704	142,124	14,957	26,716	—	13,907
General and administrative	100,035	33,319	7,640	20,382	—	38,694
Amortization of officer’s deferred compensation expense	27,500	—	—	—	—	27,500
Costs of acquisitions and development not consummated	6,874	—	—	—	—	6,874
Total expenses	850,071	504,641	84,097	133,120	—	128,213
Operating income (loss)	536,723	432,865	94,243	80,484	—	(70,869)
Income applicable to Alexander’s	29,653	—	598	—	—	29,055
Income (loss) from partially-owned entities	44,458	1,966	(687)	(339)	9,707	33,811
Interest and other investment income	31,678	6,465	323	507	—	24,383
Interest and debt expense	(232,891)	(137,509)	(56,643)	(22,948)	—	(15,791)
Net (loss) gain disposition of wholly-owned and partially-owned assets other than depreciable real estate	(17,471)	—	—	2,156	—	(19,627)
Minority interest	(140,933)	(3,526)	—	(2,249)	—	(135,158)
Income (loss) from continuing operations	251,217	300,261	37,834	57,611	9,707	(154,196)
Income (loss) from discontinued operations	11,815	17,841	723	—	—	(6,749)
Cumulative effect of change in accounting principle	(30,129)	—	—	—	(15,490)	(14,639)
Net income	232,903	318,102	38,557	57,611	(5,783)	(175,584)
Cumulative effect of change in accounting principle	30,129	—	—	—	15,490	14,639
Interest and debt expense(2)	305,920	143,068	58,409	23,461	25,617	55,365
Depreciation and amortization(2)	257,707	149,361	17,532	27,006	34,474	29,334
EBITDA(1)	$826,659	$610,531	$114,498	$108,078	$69,798	$(76,246)

Balance sheet data:
Real estate, net	$6,579,965	$4,880,885	$569,015	$891,701	$—	$238,364
Investments and advances to partially-owned entities	961,126	29,421	56,375	5,912	448,295	421,123
Capital expenditures:
Acquisitions	2,739,746	2,650,298	89,448	—	—	—
Other	164,162	114,375	3,019	20,852	5,588	20,328

See notes on following page.

19.          Segment Information – continued

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

(3)          Operating results for the year ended December 31, 2004, reflect the consolidation of the Company’s investment in Americold beginning on November 18, 2004.  Previously, this investment was accounted for on the equity method.

(4)          Other EBITDA is comprised of:

	For the Year Ended December 31,
(Amounts in thousands)	2004	2003	2002
Newkirk:
Equity in income of MLP	$52,331	$68,341	$60,756
Interest and other income	18,186	8,532	8,795
Alexander’s	25,909	22,361	38,838
Industrial warehouses	5,309	6,208	6,223
Hotel Pennsylvania	15,643	4,573	7,636
Student housing	1,440	2,000	2,340
	118,818	112,015	124,588
Minority interest expense	(157,150)	(177,556)	(135,158)
Corporate general and administrative expenses	(62,854)	(51,461)	(34,743)
Investment income and other	215,639	28,350	22,907
Discontinued operations:
Palisades	3,792	5,006	161
400 North LaSalle	1,541	(680)	—
Gain on sale of Palisades	65,905	—	—
Net gain on sale of marketable securities	—	2,950	12,346
Primestone foreclosure and impairment loss	—	(1,388)	(35,757)
Amortization of Officer’s deferred compensation expense	—	—	(27,500)
Write-off of 20 Times Square pre-development costs	—	—	(6,874)
Gain on transfer of mortgages	—	—	2,096
Net gain on sale of air rights.	—	—	1,688
	$185,691	$(82,764)	$(76,246)

20.          Subsequent Events

On February 3, 2005, the Company supplied $135,000,000 of financing to Riley Holdco Corp, an entity formed to complete the acquisition of LNR Property Corporation (NYSE:LNR).  Riley Holdco Corp. is a wholly owned subsidiary of LNR Property Holdings, Ltd., which is 75% owned by funds and accounts managed by Cerberus Capital Management, L.P. and its real estate affiliate Blackacre Institutional Capital Management, LLC.  The terms of the financings are as follows:  (i) $60,000,000 of a $325,000,000 mezzanine tranche of a $2.4 billion credit facility which is secured by certain equity interests.  This tranche is junior to $1.9 billion of the credit facility, bears interest at LIBOR plus 5.25%, and matures in February 2008 with two one-year extensions; and (ii) $75,000,000 of $400,000,000 of unsecured notes which are subordinate to the $2.4 billion credit facility and senior to over $700,000,000 of equity contributed to finance the acquisition.  These notes mature in February 2015, provide for a 1.5% placement fee, and bear interest at 10% for the first five years and 11% for years six through ten.

On February 4, 2005, the Company acquired from JER Investors Trust a $17,000,000 participation in a $34,000,000 mezzanine loan secured by Roney Palace Phase II, in Miami Beach, Florida, a 593-room hotel to be converted to residential condominiums.  The loan, which is subordinate to $141,000,000 of other debt, bears interest at LIBOR plus 9.53%, until 25% of the loan is repaid and LIBOR plus 7.48% thereafter until maturity in October 2006.  The loan has a one-year extension option.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting:  There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our assessment excluded the internal control over financial reporting at Americold Realty Trust, which acquired AmeriCold Logistics on November 4, 2004 and which the Company began to consolidate on November 18, 2004 and whose financial statements reflect total assets and revenues constituting 10.2 and 5.1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the trustees of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 161 which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited management’s assessment, included within this December 31, 2004 Form 10-K of Vornado Realty Trust at Item 9A. under the heading “Management’s Report on Internal Control Over Financial Reporting,” that Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in “Management’s Report on Internal Control Over Financial Reporting,” management excluded from their assessment the internal control over financial reporting at Americold Realty Trust, which acquired AmeriCold Logistics on November 4, 2004 and which the Company began to consolidate on November 18, 2004 and whose financial statements reflect total assets and revenues constituting 10.2 and 5.1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.  Accordingly, our audit did not include the internal control over financial reporting at Americold Realty Trust.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trustees, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2004 and the related financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated February 24, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 24, 2005

ITEM 9B.   OTHER INFORMATION

As of February 8, 2005, the Company's Compensation Committee approved a grant, pursuant to the Company's 2002 Omnibus Share Plan, of 1,038,800 stock options and 73,081 shares of restricted stock to executive officers and certain employees of the Company.  The stock options have an exercise price of $71.275 per share and vest over three to five years.  The shares of restricted stock vest over five years.  Included with this annual report on Form 10-K as exhibits 10.77 and 10.78, respectively, are the form of stock option and restricted stock agreements and such forms are incorporated in this Item 9B.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to trustees of the Registrant, including its audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of trustees under the caption “Election of Trustees” which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2004, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant, appears at page 49 of this Annual Report on Form 10-K.  Also incorporated herein by reference is the information under the caption “Other Matters – 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The Registrant has adopted a Code of Business Conduct and Ethics that applies to, among others, Steven Roth, its principal executive officer, and Joseph Macnow, its principal financial and accounting officer.  This Code is available on the Company’s website at www.vno.com.

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

Equity compensation plan information

The following table provides information as of December 31, 2004, regarding the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	13,172,492	(1)	$34.39	6,920,465	(2)
Equity compensation awards not approved by security holders(3)	—		—	—
Total	13,172,492		$34.39	6,920,465

(1)          Includes 290,478 restricted shares which do not have an option exercise price.

(2)          All of the shares available for future issuance under plans approved by the security holders may be issued as restricted stock units or performance shares.

(3)          Does not include common shares issuable in exchange for deferred stock units pursuant to the compensation agreements described below under the heading “Material Features of Equity Compensation Arrangements Not Approved by Shareholders.”

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

We awarded Melvyn Blum 148,148 deferred stock units pursuant to an agreement dated as of December 29, 2000.  In addition, Mr. Blum’s agreement requires the Company to provide an effective registration statement covering any common shares distributed to Mr. Blum.  Pursuant to an amendment to this agreement dated as of February 13, 2003, we agreed to pay Mr. Blum an amount in cash equal to the market value of 88,889 common shares in respect of the deferred units that had vested under his agreement as of such date.  On January 2, 2005, all of Mr. Blum’s remaining unvested deferred stock units vested and he received the remaining shares attributable to the units.  Pursuant to a requirement under his employment agreement, all of Mr. Blum’s shares received with respect to deferred stock units were registered for sale pursuant to a registration statement filed with the Securities and Exchange Commission for which the prospectus was filed April 12, 2004.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

1.               The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

II—Valuation and Qualifying Accounts—years ended December 31, 2004, 2003 and 2002	165
III—Real Estate and Accumulated Depreciation as of December 31, 2004	166

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

Exhibit No.
10.75	Registration Rights Agreement, dated as of May 27, 2004, between Vornado Realty Trust and GSEP 2004 Realty Corp.
10.76	Registration Rights Agreement, dated as of December 17, 2004, between Vornado Realty Trust and Montebello Realty Corp. 2002
10.77	Form of Stock Option Agreement between Vornado Realty Trust and certain employees, dated as of February 8, 2005
10.78	Form of Restricted Stock Agreement between Vornado Realty Trust and certain employees, dated as of February 8, 2005
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14 (a) Certification of the Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VORNADO REALTY TRUST

By:	/s/Joseph Macnow
Joseph Macnow, Executive Vice President-
Finance and Administration and
Chief Financial Officer

Date: February 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature			Title	Date

By:	/s/	Steven Roth	Chairman of the Board of	February 25, 2005
		(Steven Roth)	Trustees (Principal Executive
Officer)

By:	/s/	Michael Fascitelli	President and Trustee	February 25, 2005
(Michael D. Fascitelli)

By:	/s/	Robert P. Kogod	Trustee	February 25, 2005
(Robert P. Kogod)

By:	/s/	David Mandelbaum	Trustee	February 25, 2005
(David Mandelbaum)

By:	/s/	Stanley Simon	Trustee	February 25, 2005
(Stanley Simon)

By:	/s/	Robert H. Smith	Trustee	February 25, 2005
(Robert H. Smith)

By:	/s/	Ronald G. Targan	Trustee	February 25, 2005
(Ronald G. Targan)

By:	/s/	Richard R. West	Trustee	February 25, 2005
(Richard R. West)

By:	/s/	Russell B. Wight	Trustee	February 25, 2005
(Russell B. Wight, Jr.)

By:	/s/	Joseph Macnow	Executive Vice President - Finance and	February 25, 2005
		(Joseph Macnow)	Administration and Chief Financial
Officer (Principal Financial and
Accounting Officer)

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
December 31, 2004

	Column A	Column B		Column C	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations		Uncollectible Accounts Written-off	Balance at End of Year

Year Ended December 31, 2004:
Allowance for doubtful accounts	$18,076	$16,771	(1)	$(10,350)	$24,125

Year Ended December 31, 2003
Allowance for doubtful accounts	$17,958	$12,248		$(12,130)	$18,076

Year Ended December 31, 2002:
Allowance for doubtful accounts	$9,922	$11,634		$(3,514)	$17,958

(1)                                  Beginning on November 18, 2004, the Company consolidates its investment in Americold Realty Trust.  Accordingly, additions charged against operations includes $3,106, which represents Americold’s allowance for doubtful accounts on such date.

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
											Life on which
				Costs	Gross amount at which						depreciation
				capitalized	carried at close of period			Accumulated			in latest
		Initial cost to company(1)		subsequent		Buildings		depreciation			income
			Buildings and	to		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(2)	amortization	construction(3)	acquired	is computed
Office Buildings
New York
Manhattan
One Penn Plaza	$—	$—	$412,169	$96,063	$—	$508,232	$508,232	$87,751	1972	1998	7 - 39 Years
Two Penn Plaza	300,000	53,615	164,903	61,513	52,689	227,342	280,031	49,610	1968	1997	7 - 39 Years
909 Third Avenue	125,000	—	120,723	22,341	—	143,064	143,064	21,604	1969	1999	7 - 39 Years
770 Broadway	170,000	52,898	95,686	76,022	52,898	171,708	224,606	30,820	1907	1998	7 - 39 Years
Eleven Penn Plaza	219,777	40,333	85,259	27,155	40,333	112,414	152,747	26,514	1923	1997	7 - 39 Years
90 Park Avenue	—	8,000	175,890	25,960	8,000	201,850	209,850	37,879	1964	1997	7 - 39 Years
888 Seventh Avenue	105,000	—	117,269	45,007	—	162,276	162,276	25,723	1980	1998	7 - 39 Years
330 West 34th Street	—	—	8,599	8,648	—	17,247	17,247	2,660	1925	1998	7 - 39 Years
1740 Broadway	—	26,971	102,890	9,338	26,971	112,228	139,199	23,537	1950	1997	7 - 39 Years
150 East 58th Street	—	39,303	80,216	17,699	39,303	97,915	137,218	16,551	1969	1998	7 - 39 Years
866 United Nations Plaza	48,130	32,196	37,534	8,266	32,196	45,800	77,996	11,058	1966	1997	7 - 39 Years
595 Madison (Fuller Building)	—	62,731	62,888	11,092	62,731	73,980	136,711	9,421	1968	1999	7 - 39 Years
640 Fifth Avenue	—	38,224	25,992	94,987	38,224	120,979	159,203	14,771	1950	1997	7 - 39 Years
40 Fulton Street	—	15,732	26,388	3,807	15,732	30,195	45,927	6,125	1987	1998	7 - 39 Years
689 Fifth Avenue	—	19,721	13,446	8,166	19,721	21,612	41,333	2,631	1925	1998	39 Years
20 Broad Street	—	—	28,760	18,743	—	47,503	47,503	6,334	1956	1998	7 - 39 Years
7 West 34th Street	—	34,595	93,703	1,012	34,614	94,696	129,310	9,968	1901	2000	7 - 40 Years
Other	—	—	5,548	10,560	—	16,108	16,108	381

Total New York	967,907	424,319	1,657,863	546,379	423,412	2,205,149	2,628,561	383,338

Washington, DC
Crystal Mall (4 buildings)	$48,618	$49,664	$156,654	$9,656	$49,545	$166,429	$215,974	$15,556	1968	2002	10 - 40 Years
Crystal Plaza (6 buildings)	—	57,213	131,206	22,348	57,070	153,697	210,767	9,625	1964-1969	2002	10 - 40 Years
Crystal Square (4 buildings)	185,276	64,817	218,330	26,200	64,652	244,695	309,347	22,708	1974 - 1980	2002	10 - 40 Years
Crystal City Hotel	—	8,000	47,191	—	8,000	47,191	55,191	578	1968	2004	10 - 40 Years
Crystal City Shops	—	—	20,465	—	—	20,465	20,465	470	2004	2004	10 - 40 Years
Crystal Gateway (4 buildings)	146,825	47,594	177,373	(58,759)	32,736	133,472	166,208	13,322	1983 - 1987	2002	10 - 40 Years
Crystal Park (5 buildings)	253,238	100,935	409,920	19,708	100,228	430,335	530,563	45,470	1984 - 1989	2002	10 - 40 Years
1919 S. Eads Street	11,932	3,979	18,610	69,322	18,696	73,215	91,911	7,454	1990	2002	10 - 40 Years
Skyline Place (6 buildings)	131,106	41,986	221,869	8,487	41,862	230,480	272,342	23,593	1973 - 1984	2002	10 - 40 Years
Seven Skyline Place	—	10,292	58,351	(4,294)	10,262	54,087	64,349	5,284	2001	2002	10 - 40 Years
One Skyline Tower	63,791	12,266	75,343	8,176	12,231	83,554	95,785	8,116	1988	2002	10 - 40 Years
Courthouse Plaza (2 buildings)	77,153	—	105,475	7,918	—	113,393	113,393	11,303	1988 - 1989	2002	10 - 40 Years
1101 17th Street	25,537	20,666	20,112	2,500	20,609	22,669	43,278	3,046	1963	2002	10 - 40 Years
1730 M. Street	15,944	10,095	17,541	3,264	10,066	20,834	30,900	2,842	1963	2002	10 - 40 Years
1140 Connecticut Avenue	18,888	19,017	13,184	3,857	18,968	17,090	36,058	2,481	1966	2002	10 -40 Years
1150 17th Street	30,838	23,359	24,876	5,237	23,296	30,176	53,472	3,464	1970	2002	10 - 40 Years
1750 Penn Avenue	48,876	20,020	30,032	(622)	19,948	29,482	49,430	2,932	1964	2002	10 - 40 Years

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
												Life on which
					Costs	Gross amount at which						depreciation
					capitalized	carried at close of period			Accumulated			in latest
			Initial cost to company(1)		subsequent		Buildings		depreciation			income
				Buildings and	to		and		and	Date of	Date	statement
Description	Encumbrances		Land	improvements	acquisition	Land	improvements	Total(2)	amortization	construction(3)	acquired	is computed
2101 L Street	—		32,815	51,642	(164)	32,815	51,478	84,293	1,820	1975	2003	10 - 40 Years
Democracy Plaza I	26,095		—	33,628	(1,465)	—	32,163	32,163	4,535	1987	2002	10 - 40 Years
Tysons Dulles (3 buildings)	—		19,146	79,095	1,427	19,096	80,572	99,668	7,710	1986 - 1990	2002	10 - 40 Years
Commerce Executive (3 buildings)	51,796		13,401	58,705	5,795	13,363	64,538	77,901	6,162	1985 - 1989	2002	10 - 40 Years
Reston Executive (3 buildings)	71,197		15,424	85,722	367	15,380	86,133	101,513	7,971	1987 - 1989	2002	10 - 40 Years
Crystal Gateway 1	57,083		15,826	53,894	4,058	15,826	57,952	73,778	3,617	1981	2002	10 - 40 Years
Other	21,021		—	51,768	(42,279)	—	9,489	9,489	—
Total Washington, DC Office Buildings	1,285,214		586,515	2,160,986	90,737	584,649	2,253,589	2,838,238	210,059

New Jersey
Bergen	—		—	8,345	12,189	1,092	19,442	20,534	7,712	1967	1987	26 - 40 Years
Total New Jersey	—		—	8,345	12,189	1,092	19,442	20,534	7,712

Total Office Buildings	2,253,121		1,010,834	3,827,194	649,305	1,009,153	4,478,180	5,487,333	601,109

Shopping Centers
New Jersey
Bordentown	7,893	*	498	3,176	1,011	713	3,972	4,685	3,972	1958	1958	7 - 40 Years
Bricktown	15,951	*	929	2,175	9,463	952	11,615	12,567	6,848	1968	1968	22 -40 Years
Cherry Hill(4)	14,670	*	915	3,926	4,924	915	8,850	9,765	3,071	1964	1964	12 - 40 Years
Delran	6,288	*	756	3,184	2,116	756	5,300	6,056	3,883	1972	1972	16 - 40 Years
Dover	7,190	*	224	2,330	2,947	559	4,942	5,501	3,794	1964	1964	16 - 40 Years
East Brunswick	22,273	*	319	3,236	8,428	319	11,664	11,983	7,585	1957	1957	8 - 33 Years
East Brunswick (former Whse)	8,129		—	4,772	4,180	—	8,952	8,952	5,472	1972	1972	18 -40 Years
East Hanover I	26,703	*	376	3,063	9,950	476	12,913	13,389	6,500	1962	1962	9 -40 Years
East Hanover II(4)	—		1,756	8,706	465	2,195	8,732	10,927	1,298	1979	1998	40 Years
Hackensack	24,470	*	536	3,293	7,317	536	10,610	11,146	6,769	1963	1963	15 - 40 Years
Jersey City(4)	18,733	*	652	2,962	4,275	652	7,237	7,889	1,302	1965	1965	11 - 40 Years
Kearny(4)	3,657	*	279	4,429	(208)	309	4,191	4,500	1,819	1938	1959	23 - 29 Years
Lawnside	10,366	*	851	2,222	1,419	851	3,641	4,492	2,835	1969	1969	17 - 40 Years
Lodi I	9,186	*	245	9,339	107	245	9,446	9,691	1,238	1999	1975	40 Years
Lodi II	12,228		7,606	13,124	—	7,606	13,124	20,730	41		2004	40 Years
Manalapan	12,260	*	725	2,447	8,523	725	10,970	11,695	5,618	1971	1971	14 - 40 Years
Marlton	11,921	*	1,514	4,671	985	1,611	5,559	7,170	4,301	1973	1973	16 - 40 Years
Middletown	16,092	*	283	1,508	4,420	283	5,928	6,211	3,702	1963	1963	19 - 40 Years
Montclair	1,881	*	66	470	330	66	800	866	594	1972	1972	4 - 15 Years
Morris Plains	11,780	*	1,254	3,140	3,490	1,104	6,780	7,884	6,411	1961	1985	7 - 19 Years
North Bergen(4)	3,878	*	510	3,390	(922)	2,308	670	2,978	230	1993	1959	30 Years
North Plainfield	10,649	*	500	13,340	679	500	14,019	14,519	7,167	1955	1989	21 - 30 Years
Paramus (Bergen Mall)	—		28,312	125,130	3,229	28,692	127,979	156,671	3,157	1957	2003	5 –40 Years
Totowa	28,898	*	1,097	5,359	11,132	1,099	16,489	17,588	8,357	1957/1999	1957	19 - 40 Years
Turnersville	3,998	*	900	2,132	66	900	2,198	3,098	1,881	1974	1974	23 - 40 Years

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
												Life on which
					Costs	Gross amount at which						depreciation
					capitalized	carried at close of period			Accumulated			in latest
			Initial cost to company(1)		subsequent		Buildings		depreciation			income
				Buildings and	to		and		and	Date of	Date	statement
Description	Encumbrances		Land	improvements	acquisition	Land	improvements	Total(2)	amortization	construction(3)	acquired	is computed
Union(4)	32,818	*	1,014	4,527	4,793	1,329	9,005	10,334	3,103	1962	1962	6 - 40 Years
Watchung(4)	13,241	*	451	2,347	6,866	4,178	5,486	9,664	1,852	1994	1959	27 - 30 Years
Woodbridge	21,631	*	190	3,047	5,405	220	8,422	8,642	1,607	1959	1959	11 - 40 Years
Total New Jersey	356,784		52,758	241,445	105,390	60,099	339,494	399,593	104,407

New York
Albany (Menands)	6,083	*	460	1,677	2,536	461	4,212	4,673	2,699	1965	1965	22 - 40 Years
Buffalo (Amherst)	6,855	*	402	2,019	2,227	636	4,012	4,648	3,367	1968	1968	13 - 40 Years
Freeport	14,480	*	1,231	3,273	2,846	1,231	6,119	7,350	3,787	1981	1981	15 - 40 Years
Inwood	—		12,415	19,096	—	12,415	19,096	31,511	40	N/A	2004	40 Years
New Hyde Park	7,309	*	—	—	4	—	4	4	3	1970	1976	6 - 10 Years
North Syracuse	—		—	—	—	—	—	—	—	1967	1976	11 - 12 Years
Rochester (Henrietta)	—		—	2,124	1,194	—	3,318	3,318	2,599	1971	1971	15 - 40 Years
Rochester(4)	—		443	2,870	(928)	2,172	213	2,385	213	1966	1966	10 - 40 Years
Valley Stream (Green Acres)	152,819		140,069	99,586	8,516	139,910	108,261	248,171	19,635	1956	1997	39 - 40 Years
715 Lexington Avenue	—		—	11,574	6,580	—	18,154	18,154	534	1923	2001	40 Years
14th Street and Union Square, Manhattan	—		12,566	4,044	62,006	24,080	54,536	78,616	628	1965	1993	40 Years
424 6th Avenue	—		5,900	5,675	239	5,900	5,914	11,814	387	1983	2002	40 Years
Riese	—		19,135	7,294	19,338	25,232	20,535	45,767	1,418	1923-1987	1997	39 Years
Staten Island	20,923		11,446	21,261	—	11,446	21,261	32,707	489	N/A	2004	40 Years
25W. 14th Street	—		29,169	17,878	—	29,169	17,878	47,047	335	N/A	2004	40 Years
99-01 Queens Blvd	—		7,839	20,047	9	7,839	20,056	27,895	167	N/A	2004	40 Years
386 West Broadway	5,084		2,331	5,471	—	2,331	5,471	7,802	3	N/A	2004	40 Years
387 West Broadway	—		5,843	7,642	—	5,843	7,642	13,485	16	N/A	2004	40 Years
1135 Third Avenue	—		7,844	7,844	—	7,844	7,844	15,688	1,373	N/A	1997	39 Years
Total New York	213,553		257,093	239,375	104,567	276,509	324,526	601,035	37,693

Pennsylvania
Allentown	22,741	*	70	3,446	11,758	334	14,940	15,274	7,733	1957	1957	20 - 42 Years
Bensalem(4)	6,284	*	1,198	3,717	3,217	2,727	5,405	8,132	1,465	1972/1999	1972	40 Years
Bethlehem	3,977	*	278	1,806	3,873	278	5,679	5,957	5,070	1966	1966	9 - 40 Years
Broomall	9,563	*	734	1,675	1,332	850	2,891	3,741	2,582	1966	1966	9 - 40 Years
Glenolden	7,172	*	850	1,295	997	850	2,292	3,142	1,390	1975	1975	18 - 40 Years
Lancaster(4)	—		606	2,312	1,113	3,043	988	4,031	370	1966	1966	12 - 40 Years
Levittown	3,213	*	193	1,231	131	183	1,372	1,555	1,363	1964	1964	7 - 40 Years
10th and Market Streets, Philadelphia	8,760	*	933	3,230	12,920	933	16,150	17,083	2,733	1977	1994	27 - 30 Years
Upper Moreland	6,799	*	683	2,497	271	683	2,768	3,451	2,272	1974	1974	15 - 40 Years
York	4,021	*	421	1,700	1,718	409	3,430	3,839	2,231	1970	1970	15 - 40 Years
Total Pennsylvania	72,530		5,966	22,909	37,330	10,290	55,915	66,205	27,209

Maryland

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
												Life on which
					Costs	Gross amount at which						depreciation
					capitalized	carried at close of period			Accumulated			in latest
			Initial cost to company(1)		subsequent		Buildings		depreciation			income
				Buildings and	to		and		and	Date of	Date	statement
Description	Encumbrances		Land	improvements	acquisition	Land	improvements	Total(2)	amortization	construction(3)	acquired	is computed
Baltimore (Towson)	11,144	*	581	2,756	666	581	3,422	4,003	2,800	1968	1968	13 - 40 Years
Glen Burnie	5,735	*	462	1,741	1,422	462	3,163	3,625	2,199	1958	1958	16 - 33 Years
Total Maryland	16,879		1,043	4,497	2,088	1,043	6,585	7,628	4,999

California
Anaheim	—		1,093	1,093	—	1,093	1,093	2,186	11	N/A	2004	40 Years
Barstow	—		849	1,356	—	849	1,356	2,205	14	N/A	2004	40 Years
Beaumont	—		206	1,321	—	206	1,321	1,527	14	N/A	2004	40 Years
Calimesa	—		504	1,463	—	504	1,463	1,967	15	N/A	2004	40 Years
Colton	—		1,239	954	—	1,239	954	2,193	10	N/A	2004	40 Years
Colton	—		1,158	332	—	1,158	332	1,490	3	N/A	2004	40 Years
Corona	—		—	3,073	—	—	3,073	3,073	32	N/A	2004	40 Years
Costa Mesa	—		1,399	635	—	1,399	635	2,034	7	N/A	2004	40 Years
Costa Mesa	—		2,239	308	—	2,239	308	2,547	3	N/A	2004	40 Years
Desert Hot Springs	—		197	1,355	—	197	1,355	1,552	14	N/A	2004	40 Years
Fontana	—		518	1,100	—	518	1,100	1,618	11	N/A	2004	40 Years
Garden Grove	—		795	1,254	—	795	1,254	2,049	13	N/A	2004	40 Years
Mojave	—		—	2,250	—	—	2,250	2,250	23	N/A	2004	40 Years
Moreno Valley	—		639	1,156	—	639	1,156	1,795	12	N/A	2004	40 Years
Ontario	—		713	1,522	—	713	1,522	2,235	16	N/A	2004	40 Years
Orange	—		1,487	1,746	—	1,487	1,746	3,233	18	N/A	2004	40 Years
Rancho Cucamonga	—		1,052	1,051	—	1,052	1,051	2,103	11	N/A	2004	40 Years
Rialto	—		434	1,173	—	434	1,173	1,607	12	N/A	2004	40 Years
Riverside	—		209	704	—	209	704	913	7	N/A	2004	40 Years
Riverside	—		251	783	—	251	783	1,034	8	N/A	2004	40 Years
San Bernadino	—		1,598	1,119	—	1,598	1,119	2,717	12	N/A	2004	40 Years
San Bernadino	—		1,651	1,810	—	1,651	1,810	3,461	19	N/A	2004	40 Years
Santa Ana	—		1,565	377	—	1,565	377	1,942	4	N/A	2004	40 Years
Westminister	—		1,673	1,192	—	1,673	1,192	2,865	12	N/A	2004	40 Years
Yucaipa	—		663	426	—	663	426	1,089	4	N/A	2004	40 Years
Total California	—		22,132	29,553	—	22,132	29,553	51,685	305

Connecticut
Newington(4)	6,405	*	502	1,581	1,925	2,421	1,587	4,008	320	1965	1965	9 - 40 Years
Waterbury	6,038	*	—	2,103	8,188	667	9,624	10,291	2,685	1969	1969	21 - 40 Years
Total Connecticut	12,443	*	502	3,684	10,113	3,088	11,211	14,299	3,005

Massachusetts
Chicopee(4)	—		510	2,031	(936)	895	710	1,605	710	1969	1969	13 - 40 Years
Springfield(4)	3,057	*	505	1,657	895	2,586	471	3,057	140	1993	1966	28 - 30 Years
Total Massachusetts	3,057		1,015	3,688	(41)	3,481	1,181	4,662	850

Puerto Rico (San Juan)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
											Life on which
				Costs	Gross amount at which						depreciation
				capitalized	carried at close of period			Accumulated			in latest
		Initial cost to company(1)		subsequent		Buildings		depreciation			income
			Buildings and	to		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(2)	amortization	construction(3)	acquired	is computed
Las Catalinas	65,696	15,280	71,754	(203)	15,280	71,551	86,831	9,891	1996	2002	15 - 39 Years
Montehiedra	57,941	9,182	66,701	2,304	9,182	69,005	78,187	13,216	1996	1997	40 Years
Total Puerto Rico	123,637	24,462	138,455	2,101	24,462	140,556	165,018	23,107

Total Retail Properties	798,883	364,971	683,606	261,548	401,104	909,021	1,310,125	201,575

Merchandise Mart Properties
Illinois
Merchandise Mart, Chicago	—	64,528	319,146	96,626	64,535	415,765	480,300	62,951	1930	1998	40 Years
350 West Mart Center, Chicago	—	14,238	67,008	68,637	14,246	135,637	149,883	19,841	1977	1998	40 Years
33 North Dearborn, Chicago	—	6,624	30,680	5,448	6,624	36,128	42,752	4,201		2000	40 Years
527W. Kinzie, Chicago	—	5,166	—	—	5,166	—	5,166	—

Washington D.C.
Washington Office Center	—	10,719	69,658	5,164	10,719	74,822	85,541	12,934	1990	1998	40 Years
Washington Design Center	47,496	12,274	40,662	10,210	12,274	50,872	63,146	9,859	1919	1998	40 Years
Other	—	4,009	6,273	49	4,009	6,322	10,331	1,064		1998	40 Years

North Carolina
Market Square Complex,
High Point	107,940	13,038	102,239	74,606	15,047	174,836	189,883	23,305	1902 - 1989	1998	40 Years

California
L.A. Mart,
Los Angeles	—	10,141	43,422	16,630	10,141	60,054	70,195	6,849		2000	40 Years

Total Merchandise Mart	155,436	140,737	679,088	277,370	142,761	954,436	1,097,197	141,004

Temperature Controlled Logistics:
Alabama
Birmingham	2,705	861	4,376	294	874	4,657	5,531	1,029		1997
Montgomery	3,413	13	5,814	5,316	31	11,112	11,143	3,283		1997
Gadsden	10,241	11	306	57	11	363	374	92		1997
Albertville	5,147	540	6,106	195	540	6,301	6,841	1,218		1997
Total Alabama	21,506	1,425	16,602	5,862	1,456	22,433	23,889	5,622

Arizona
Phoenix	3,738	590	12,087	275	590	12,362	12,952	4,160		1998
Total Arizona	3,738	590	12,087	275	590	12,362	12,952	4,160

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
											Life on which
				Costs	Gross amount at which						depreciation
				capitalized	carried at close of period			Accumulated			in latest
		Initial cost to company(1)		subsequent		Buildings		depreciation			income
			Buildings and	to		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(2)	amortization	construction(3)	acquired	is computed

Arkansas
Fort Smith	1,786	255	3,957	252	255	4,209	4,464	786		1997
West Memphis	10,031	1,278	13,434	695	1,278	14,129	15,407	2,840		1997
Texarkana	9,541	537	7,922	179	568	8,070	8,638	3,479		1998
Russellville	8,115	906	13,754	72	907	13,825	14,732	3,553		1998
Russellville	13,967	1,522	14,552	21	1,522	14,573	16,095	4,213		1998
Springdale	8,803	864	16,312	362	891	16,647	17,538	3,801		1998
Total Arkansas	52,243	5,362	69,931	1,581	5,421	71,453	76,874	18,672

California
Ontario	7,082	1,006	20,683	5,251	1,006	25,935	26,941	4,831		1997
Fullerton	—	94	565	508	144	1,023	1,167	52		1997
Pajaro	—	—	—	—	—	—	—	—		1997
Turlock	6,144	353	9,906	419	364	10,314	10,678	2,015		1997
Turlock	9,127	662	16,496	74	662	16,570	17,232	3,860		1997
Watsonville	4,564	1,097	7,415	124	1,097	7,539	8,636	1,749		1997
Ontario	3,661	—	—	—	—	—	—	—
Total California	30,578	3,212	55,065	6,376	3,273	61,381	64,654	12,507

Colorado
Denver	3,110	541	6,164	1,536	541	7,700	8,241	2,414		1997
Total Colorado	3,110	541	6,164	1,536	541	7,700	8,241	2,414

Florida
Tampa	225	423	369	17	423	386	809	442		1997
Tampa	6,762	283	2,212	1,353	283	3,565	3,848	868		1997
Tampa	—	32	5,612	361	32	5,973	6,005	1,660		1997
Plant City	1,204	108	7,332	707	108	8,039	8,147	1,860		1997
Bartow	—	9	267	117	9	384	393	110		1997
Total Florida	8,191	855	15,792	2,555	855	18,347	19,202	4,940

Georgia
Atlanta	17,857	4,442	18,373	1,218	4,506	19,527	24,033	4,379		1997
Atlanta	29,009	3,490	38,488	1,082	3,500	39,560	43,060	7,687		1997
Augusta	2,363	260	3,307	1,129	260	4,436	4,696	1,113		1997
Atlanta	16,967	—	—	10,195	1,227	8,968	10,195	872	2001
Atlanta	3,256	700	3,754	114	711	3,857	4,568	809		1997
Montezuma	5,619	66	6,079	688	66	6,767	6,833	1,276		1997
Atlanta	5,366	2,201	6,767	7,777	2,201	14,544	16,745	3,527		1997
Atlanta – Corporate Office	—	—	—	847	—	847	847	216		1997
Thomasville	1,967	763	21,504	47	810	21,504	22,314	3,909		1998
Total Georgia	82,404	11,922	98,272	23,097	13,281	120,010	133,291	23,788

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
											Life on which
				Costs	Gross amount at which						depreciation
				capitalized	carried at close of period			Accumulated			in latest
		Initial cost to company(1)		subsequent		Buildings		depreciation			income
			Buildings and	to		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(2)	amortization	construction(3)	acquired	is computed
Idaho
Burley	17,602	409	36,098	640	472	36,675	37,147	8,626		1997
Nampa	10,230	1,986	15,675	105	2,016	15,750	17,766	2,869		1997
Total Idaho	27,832	2,395	51,773	745	2,488	52,425	54,913	11,495

Illinois
Rochelle	12,337	2,449	19,315	2,200	2,449	21,515	23,964	5,685		1997
East Dubuque	10,918	506	8,792	8	506	8,800	9,306	3,254		1998
Total Illinois	23,255	2,955	28,107	2,208	2,955	30,315	33,270	8,939

Indiana
Indianapolis	20,218	2,021	26,569	2,704	2,071	29,223	31,294	5,730		1997
Total Indiana	20,218	2,021	26,569	2,704	2,071	29,223	31,294	5,730

Iowa
Fort Dodge	2,382	1,488	3,205	488	1,619	3,562	5,181	1,995		1997
Bettendorf	7,222	1,275	12,203	1,558	1,405	13,631	15,036	2,875		1997
Total Iowa	9,604	2,763	15,408	2,046	3,024	17,193	20,217	4,870

Kansas
Wichita	4,359	423	5,216	894	802	5,731	6,533	1,124		1997
Garden City	5,213	159	15,740	148	227	15,820	16,047	2,828		1998
Total Kansas	9,572	582	20,956	1,042	1,029	21,551	22,580	3,952

Kentucky
Sebree	4,967	42	10,401	109	42	10,510	10,552	1,424		1998
Total Kentucky	4,967	42	10,401	109	42	10,510	10,552	1,424

Maine
Portland	2,941	1	4,812	337	2	5,148	5,150	1,207		1997
Total Maine	2,941	1	4,812	337	2	5,148	5,150	1,207

Massachusetts
Gloucester	1,154	765	1,821	—	765	1,821	2,586	550		1997
Gloucester	4,162	2,274	8,327	593	2,274	8,920	11,194	3,863		1997
Gloucester	6,118	1,629	10,541	247	1,629	10,788	12,417	2,527		1997
Gloucester	7,172	1,826	12,271	475	1,826	12,746	14,572	3,285		1997
Boston	3,711	1,464	7,770	374	1,529	8,079	9,608	2,932		1997
Total Massachusetts	22,317	7,958	40,730	1,689	8,023	42,354	50,377	13,157

Missouri
Marshall	7,983	580	9,839	288	588	10,119	10,707	2,054		1997
Cathage	60,640	1,417	68,698	18,450	1,672	86,893	88,565	20,306		1998

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
											Life on which
				Costs	Gross amount at which						depreciation
				capitalized	carried at close of period			Accumulated			in latest
		Initial cost to company(1)		subsequent		Buildings		depreciation			income
			Buildings and	to		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(2)	amortization	construction(3)	acquired	is computed
Total Missouri	68,623	1,997	78,537	18,738	2,260	97,012	99,272	22,360

Mississippi
West Point	11,705	69	11,495	383	69	11,878	11,947	3,823		1998
Total Mississippi	11,705	69	11,495	383	69	11,878	11,947	3,823

Nebraska
Fremont	8,730	13	12,817	431	13	13,248	13,261	2,392		1998
Grand Island	—	31	582	5,391	76	5,928	6,004	993		1997
Total Nebraska	8,730	44	13,399	5,822	89	19,176	19,265	3,385

New York
Syracuse	20,218	1,930	31,749	1,006	1,999	32,686	34,685	6,961		1997
Total New York	20,218	1,930	31,749	1,006	1,999	32,686	34,685	6,961

North Carolina
Charlotte	1,575	80	—	—	80	—	80	—		1997
Charlotte	8,771	1,068	12,296	551	1,178	12,737	13,915	2,704		1997
Tarboro	5,079	—	2,160	18,787	—	20,947	20,947	2,570		1997
Total North Carolina	15,425	1,148	14,456	19,338	1,258	33,684	34,942	5,274

Ohio
Massillon	16,279	—	—	11,772	—	11,772	11,772	1,314	2000
Total Ohio	16,279	—	—	11,772	—	11,772	11,772	1,314

Oklahoma
Oklahoma City	1,481	280	2,173	162	280	2,335	2,615	512		1997
Oklahoma City	1,943	244	2,450	279	263	2,710	2,973	586		1997
Total Oklahoma	3,424	524	4,623	441	543	5,045	5,588	1,098

Oregon
Hermiston	11,786	1,063	23,105	77	1,084	23,161	24,245	5,330		1997
Milwaukee	9,479	1,776	16,546	439	1,799	16,962	18,761	3,905		1997
Salem	16,349	2,721	27,089	515	2,854	27,471	30,325	4,997		1997
Woodburn	12,337	1,084	28,130	421	1,084	28,551	29,635	9,310		1997
Brooks	—	4	1,280	383	4	1,663	1,667	1,667		1997
Ontario	—	1,031	21,896	1,596	1,064	23,459	24,523	4,950		1997
Total Oregon	49,951	7,679	118,046	3,431	7,889	121,267	129,156	30,159

Pennsylvania
Leesport	15,388	2,823	20,698	1,032	3,165	21,388	24,553	4,534		1997
Fogelsville	28,887	9,757	43,633	2,756	9,850	46,296	56,146	12,246		1997
Total Pennsylvania	44,275	12,580	64,331	3,788	13,015	67,684	80,699	16,780

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
											Life on which
				Costs	Gross amount at which						depreciation
				capitalized	carried at close of period			Accumulated			in latest
		Initial cost to company(1)		subsequent		Buildings		depreciation			income
			Buildings and	to		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(2)	amortization	construction(3)	acquired	is computed

South Carolina
Columbia	2,941	360	4,518	33	360	4,551	4,911	960		1997
Total South Carolina	2,941	360	4,518	33	360	4,551	4,911	960

South Dakota
Sioux Falls	10,721	59	14,132	939	59	15,071	15,130	2,558		1998
Total South Dakota	10,721	59	14,132	939	59	15,071	15,130	2,558

Tennessee
Memphis	2,258	80	—	(80)	—	—	—	—		1997
Memphis	7,510	699	11,484	841	1,111	11,913	13,024	2,305		1997
Murfreesboro	8,087	937	12,568	4,726	947	17,284	18,231	3,304		1997
Total Tennessee	17,855	1,716	24,052	5,487	2,058	29,197	31,255	5,609

Texas
Amarillo	14,213	106	18,549	539	127	19,067	19,194	4,690		1998
Ft. Worth	9,417	—	208	9,393	2,174	7,427	9,601	985		1998
Total Texas	23,630	106	18,757	9,932	2,301	26,494	28,795	5,675

Utah
Clearfield	13,941	1,348	24,605	616	1,348	25,221	26,569	4,672		1997
Total Utah	13,941	1,348	24,605	616	1,348	25,221	26,569	4,672

Virginia
Norfolk	4,254	1,033	5,731	442	1,033	6,173	7,206	1,168		1997
Strasburg	9,295	—	—	16,949	1,204	15,745	16,949	1,960		1999
Total Virginia	13,549	1,033	5,731	17,391	2,237	21,918	24,155	3,128

Washington
Burlington	7,923	756	13,092	248	756	13,340	14,096	1,281		1997
Moses Lake	17,151	659	32,910	242	659	33,152	33,811	4,979		1997
Walla Walla	5,015	954	10,992	(225)	712	11,009	11,721	3,634		1997
Connell	11,484	357	20,825	191	357	21,016	21,373	3,078		1997
Wallula	3,410	125	7,705	88	125	7,793	7,918	2,184		1997
Pasco	—	9	690	9,257	9	9,947	9,956	1,455		1997
Total Washington	44,983	2,860	86,214	9,801	2,618	96,257	98,875	16,611

Wisconsin
Tomah	9,822	219	16,990	105	222	17,092	17,314	3,352		1997
Babcock	11,164	—	—	5,875	341	5,534	5,875	811		1999
Plover	23,975	865	44,544	775	919	45,265	46,184	7,719		1997
Total Wisconsin	44,961	1,084	61,534	6,755	1,482	67,891	69,373	11,882

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
											Life on which
				Costs	Gross amount at which						depreciation
				capitalized	carried at close of period			Accumulated			in latest
		Initial cost to company(1)		subsequent		Buildings		depreciation			income
			Buildings and	to		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(2)	amortization	construction(3)	acquired	is computed
Total Temperature Controlled Logistics	733,687	77,161	1,048,848	167,835	84,636	1,209,209	1,293,845	265,126

Warehouse/Industrial
New Jersey
East Hanover	26,660	576	7,752	7,830	691	15,467	16,158	13,232	1963 - 1967	1963	7 - 40 Years
Edison	5,322	705	2,839	1,713	704	4,553	5,257	3,293	1954	1982	12 - 25 Years
Garfield	8,274	96	8,068	5,259	45	13,378	13,423	11,293	1942	1959	11 - 33 Years

Total Warehouse/Industrial	40,256	1,377	18,659	14,802	1,440	33,398	34,838	27,818

Other Properties
New York
Hotel Pennsylvania	—	29,904	121,712	20,614	29,904	142,326	172,230	28,666	1919	1997	39 Years
Total New York	—	29,904	121,712	20,614	29,904	142,326	172,230	28,666

Total Other Properties	—	29,904	121,712	20,614	29,904	142,326	172,230	28,666

Leasehold Improvements Equipment and Other	50	12,734	2,414	308,130	12,794	310,483	323,277	139,143			3 - 20 Years

TOTAL
DECEMBER 31, 2004	$3,981,436	$1,637,718	$6,381,521	$1,699,606	$1,681,792	$8,037,053	$9,718,845	$1,404,441

*  These encumbrances, are cross collateralized under a blanket mortgage in the amount of $476,603 as December 31, 2004.

Notes:

(1)   Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date – see Column H.

(2)   The net basis of the company’s assets and liabilities for tax purposes is approximately $3,139,148,000 lower than the amount reported for financial statement purposes.

(3)   Date of original construction – many properties have had substantial renovation or additional construction – see Column D.

(4)   Buildings on these properties were demolished.  As a result, the cost of the buildings and improvements, net of accumulated depreciation, were either transferred to land or written-off.

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Real Estate
Balance at beginning of period	$7,629,736	$7,217,515	$4,426,560
Consolidation of investment in Americold	1,535,344	—	—
Additions during the period:
Land	100,558	69,819	595,977
Buildings & improvements	510,548	419,746	2,276,371
	9,776,186	7,707,080	7,298,908
Less: Assets sold and written-off	57,341	77,344	81,393
Balance at end of period	$9,718,845	$7,629,736	$7,217,515

Accumulated Depreciation
Balance at beginning of period	$867,177	$701,327	$485,447
Consolidation of investment in Americold	353,119	—	—
Additions charged to operating expenses	207,086	183,893	170,888
Additions due to acquisitions	—	855	63,178
	1,427,382	886,075	719,513

Less: Accumulated depreciation on assets sold and written-off	22,941	18,898	18,186
Balance at end of period	$1,404,441	$867,177	$701,327

EXHIBIT INDEX

Exhibit No.
3.1	—

Amended and Restated Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 16, 1993 - Incorporated by reference to Exhibit 3(a) to Vornado Realty Trust’s Registration Statement on Form S-4 (File No. 33-60286), filed on April 15, 1993.

*

3.2	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on May 23, 1996 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

*

3.3	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 3, 1997 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

*

3.4	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.5	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998 - Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.6	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on November 24, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.7	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 20, 2000 - Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.8	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on September 14, 2000 - Incorporated by reference to Exhibit 4.6 to Vornado’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

3.9	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust dated May 31, 2002, as filed with the State Department of Assessments and Taxation of Maryland on June 13, 2002 - Incorporated by reference to Exhibit 3.9 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

*                                         Incorporated by reference.

3.10	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust dated June 6, 2002, as filed with the State Department of Assessments and Taxation of Maryland on June 13, 2002 - Incorporated by reference to Exhibit 3.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

3.11	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust dated December 16, 2004, as filed with the State Department of Assessments and Taxation of Maryland on December 16, 2004 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K, dated December 16, 2004 (File No. 001-11954), filed on December 21, 2004

*

3.12	—

Articles Supplementary Classifying Vornado’s $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 3.11 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.13	—

Articles Supplementary Classifying Vornado Realty Trust’s $3.25 Series A Convertible Preferred Shares of Beneficial Interest, as filed with the State Department of Assessments and Taxation of Maryland on December 15, 1997- Incorporated by reference to Exhibit 3.10 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 31, 2002

*

3.14	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-1 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, no par value - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998

*

3.15	—

Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on February 9, 1999

*

3.16	—

Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999

*

3.17	—

Articles Supplementary Classifying Vornado Realty Trust’s Series C 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.7 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on May 19, 1999

*

3.18	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-2 8.375% Cumulative Redeemable Preferred Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.19	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-3 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

*                                         Incorporated by reference.

3.20	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-4 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

3.21	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-5 8.25% Cumulative Redeemable Preferred Shares - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999

*

3.22	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-6 8.25% Cumulative Redeemable Preferred Shares, dated May 1, 2000, as filed with the State Department of Assessments and Taxation of Maryland on May 1, 2000 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed May 19, 2000

*

3.23	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-7 8.25% Cumulative Redeemable Preferred Shares, dated May 25, 2000, as filed with the State Department of Assessments and Taxation of Maryland on June 1, 2000 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000

*

3.24	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-8 8.25% Cumulative Redeemable Preferred Shares - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000

*

3.25	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-9 8.75% Preferred Shares, dated September 21, 2001, as filed with the State Department of Assessments and Taxation of Maryland on September 25, 2001 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.26	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-10 7.00% Cumulative Redeemable Preferred Shares, dated November 17, 2003, as filed with the State Department of Assessments and Taxation of Maryland on November 17, 2003 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 18, 2003

*

3.27	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-11 7.20% Cumulative Redeemable Preferred Shares, dated May 27, 2004, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 2004 - Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004

*

*                                         Incorporated by reference.

3.28	—

Articles Supplementary Classifying Vornado Realty Trust’s 7.00% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share - Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Registration Statement on Form 8-A, dated August 17, 2004 (File No. 001-11954), filed on August 20, 2004

*

3.29	—

Articles Supplementary Classifying Vornado Realty Trust’s 6.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share - Incorporated by reference to Exhibit 3.28 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on November 17, 2004

*

3.30	—

Articles Supplementary Classifying Vornado Realty Trust’s 6.55% Series D-12 Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K, dated December 16, 2004 (File No. 001-11954), filed on December 21, 2004

*

3.31	—

Articles Supplementary Classifying Vornado Realty Trust’s 6.625% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K, dated December 16, 2004 (File No. 001-11954), filed on December 21, 2004

*

3.32	—

Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 - Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

3.33	—

Amendment to the Partnership Agreement, dated as of December 16, 1997 - Incorporated by reference to Exhibit 3.27 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.34	—

Second Amendment to the Partnership Agreement, dated as April 1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998

*

3.35	—

Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust’s Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998

*

3.36	—

Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado Realty Trust’s Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999

*

3.37	—

Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado Realty Trust’s Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999

*

3.38	—

Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.39	—

Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado Realty Trust’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.40	—

Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.41	—

Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999

*

3.42	—

Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

3.43	—

Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust’s Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999

*

3.44	—

Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust’s Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000

*

*                                         Incorporated by reference.

3.45	—

Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust’s Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000

*

3.46	—

Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust’s Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000

*

3.47	—

Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

3.48	—

Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.49	—

Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.50	—

Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on March 18, 2002

*

3.51	—

Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954)

*

3.52	—

Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.27 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.53	—

Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 10.5 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

*

3.54	—

Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 - Incorporated by reference to Exhibit 3.49 of Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File no 001-11954), filed on March 3, 2004

*

3.55	—

Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 - Incorporated by reference to Exhibit 99.2 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004

*

3.56	—

Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 - Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005

*

3.57	—

Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 - Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005

*

*                                         Incorporated by reference.

3.58	—

Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 - Incorporated by reference to Exhibit 3.1 of Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

*

3.59	—

Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 - Incorporated by reference to Exhibit 3.2 of Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

*

3.60	—

Twenty-Eight Amendment to the Partnership Agreement, dated December 30, 2004 - Incorporated by reference to Exhibit 3.1 of Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on January 4, 2005

*

4.1	—	Instruments defining the rights of security holders (see Exhibits 3.1 through 3.32 of this Annual Report on Form 10-K)	*

4.2	—

Specimen certificate representing Vornado Realty Trust’s Common Shares of Beneficial Interest, par value $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995

*

4.3	—

Specimen certificate representing Vornado Realty Trust’s $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share, no par value - Incorporated by reference to Exhibit 4.3 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

4.4	—

Specimen certificate evidencing Vornado Realty Trust’s Series B 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on March 15, 1999

*

4.5	—

Specimen certificate evidencing Vornado Realty Trust’s 8.5% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed May 19, 1999

*

4.6	—

Specimen certificate evidencing Vornado Realty Trust’s 7.00% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.5 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed August 20, 2004

*

4.7	—

Specimen certificate evidencing Vornado Realty Trust’s 6.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.6 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed November 17, 2004

*

4.8	—

Specimen certificate evidencing Vornado Realty Trust’s 6.625% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.7 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed December 21, 2004

*

4.9	—

Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, LaSalle Bank National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc. - Incorporated by reference to Exhibit 10.48 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

4.10	—

Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.’s Current Report on Form 8-K dated June 19, 2002 (File No. 000-22685), filed on June 24, 2002

*

4.11	—

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

Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002- Incorporated by reference to Exhibit 10.60 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

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

Registration Rights Agreement between Vornado and Bel Holdings LLC dated as of November 17, 2003 - Incorporated by reference to Exhibit 10.68 of Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004

*

10.69	—

Registration Rights Agreement, dated as of April 9, 2003, by and between Vornado Realty Trust and the unit holders named therein – Incorporated by reference to Exhibit 10 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-114807), filed on April 23, 2004

*

10.70**	—

Employment Agreement by and between Vornado Realty Trust and Sandeep Mathrani, dated as of February 4, 2002 – Incorporated by reference to Exhibit 10.70 of Vornado Realty Trust’s Quarterly Report on Form  10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004

*

10.71**	—

First Amendment to the Employment Agreement by and between Vornado Realty Trust and Sandeep Mathrani, dated as of December 12, 2003 – Incorporated by reference to Exhibit 10.71 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004

*

10.72**	—

Deferred Stock Agreement by and between Vornado Realty Trust and Sandeep Mathrani, dated as of March 4, 2002 – Incorporated by reference to Exhibit 10.72 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004

*

10.73**	—

Promissory Note from Melvyn Blum to Vornado Realty Trust, dated March 11, 2004 – Incorporated by reference to Exhibit 10.73 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004

*

10.74	—

Registration Rights Agreement, dated as of October 7, 2003, between Vornado and the Unit Holder named therein – Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-120384), filed on December 2, 2004

*

10.75	—	Registration Rights Agreement, dated as of May 27, 2004, between Vornado Realty Trust and GSEP 2004 Realty Corp.

10.76	—	Registration Rights Agreement, dated as of December 17, 2004, between Vornado Realty Trust and Montebello Realty Corp. 2002

10.77	—	Form of Stock Option Agreement between Vornado Realty Trust and certain employees, dated as of February 8, 2005

10.78	—	Form of Restricted Stock Agreement between Vornado Realty Trust and certain employees, dated as of February 8, 2005

21	—	Subsidiaries of Registrant

23	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	—	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	—	Section 1350 Certification of the Chief Executive Officer

32.2	—	Section 1350 Certification of the Chief Financial Officer