Form 10-K/A
period 2004-12-31
VORNADO REALTY TRUST
filed 2005-06-10
CIK 899689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES    ☒      NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES   ☒      NO   ☐

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust as reflected in the table in Item 12 of this Form 10-K/A at June 30, 2004 was $5,790,469,000.

As of February 1, 2005, there were 127,819,849 of the registrant’s common shares of beneficial interest outstanding.

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 18, 2005.

EXPLANATORY PARAGRAPH

This Form 10-K/A is being filed for the purpose of restating the Company’s consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 to reclassify $16,740,000, $6,666,000 and $65,197,000, respectively, from “net cash used in investing activities” to “net cash provided by operating activities” as they relate to distributions of income received from investments in partially-owned entities accounted for on the equity method.  The restatement does not affect the total net change in cash and cash equivalents for each of the three years in the period ended December 31, 2004, and has no impact on the Company’s consolidated balance sheets, consolidated statements of income or the related income per share amounts.  It also has no impact on the non-GAAP measure of funds from operations which is described on page 103. Conforming changes have been made to management’s discussion and analysis of financial condition and results of operations included in this Form 10-K/A.  See footnote 21 in the notes to the consolidated financial statements for further information relating to the restatement.  In connection with the restatement, management has revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.  This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K except in connection with the foregoing.  Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the original Form 10-K.

(1)               The Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of trustees with the Securities and Exchange Commission not later than 120 days after December 31, 2004, portions of which are incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 49 of this Annual Report on Form 10-K/A.

FORWARD LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are not guarantees of performance.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.   You can find many of these statements by looking for words such as “plans,” “intends,” “estimates,” “anticipates,” “expects,” “believes” or similar expressions in this annual report on Form 10-K/A.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  For further discussion of these factors see “Item 1. Business – Certain Factors That May Adversely Affect Our Business and Operations” in this annual report on Form 10-K/A.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this annual report on Form 10-K/A or the date of any document incorporated by reference.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this annual report on Form 10-K/A.

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

2004 ACQUISITIONS AND INVESTMENTS

During the year ended December 31, 2004, the Company has completed $328,600,000 of acquisitions and investments in real estate, of which $246,600,000 related to the retail segment.  In addition, the Company made $183,400,000 of mezzanine loans during 2004 which increased the outstanding balance of Notes and Mortgage Loans Receivable to $440,186,000 at December 31, 2004.  Details of these transactions are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K/A.

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

Further details regarding the Company’s dispositions are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements in this annual report on Form 10-K/A.

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

FINANCING ACTIVITIES

During 2004, the Company issued (i) $425,000,000 of Cumulative Redeemable Preferred Shares at a weighted average rate of 6.74%, (ii) $55,000,000 Cumulative Redeemable Preferred Units of the Operating Partnership at a weighted average rate of 6.96%, (iii) $46,700,000 of 3.0% Series D-13 preferred units and (iv) redeemed $85,000,000 and $27,500,000 of outstanding Cumulative Redeemable Preferred Shares and Units with a weighted average rate of 8.50% and 8.38%, respectively.  In addition, the Company completed property level financings of $520,000,000 and issued $250,000,000 of senior unsecured notes.  Details of these transactions as well as other financing activities are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K/A.

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

SEGMENT DATA

The Company operates in four business segments: Office Properties, Retail Properties, Merchandise Mart Properties and Temperature Controlled Logistics.  The Merchandise Mart segment has trade show operations in Canada.  The Temperature Controlled Logistics segment operates one managed warehouse in Canada.  Information related to the Company’s business segments for the years 2004, 2003 and 2002 is set forth in Note 19. Segment Information to the Company’s consolidated financial statements in this annual report on Form 10-K/A.

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

For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the consolidated financial statements in this annual report on Form 10-K/A.

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

Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth under Part III, Item 12 of this annual report on Form 10-K/A and such information is incorporated herein by reference.

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

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion of cash flows in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2004, 2003 and 2002 reflects a restatement of $16,740,000, $6,666,000 and $65,197,000  in the Company’s consolidated statements of cash flows, respectively, to reclassify these amounts from “net cash used in investing activities” to “net cash provided by operating activities” as they relate to distributions of income received from investments in partially-owned entities accounted for on the equity method.  The restatement does not affect the total net change in cash and cash equivalents for each of the three years in the period ended December 31, 2004 and has no impact on the Company’s consolidated balance sheets, consolidated statements of income or the related income per share amounts.  It also has no impact on the non-GAAP measure of funds from operations which is described on page 103.

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

Critical Accounting Policies

In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  The summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K/A.

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

(a)   The three months ended December 31, 2004 includes (i) $81,730 of income from the mark-to-market of the Sears’ option position, (ii) $29,452 of net gain on exercise of GMH warrants for limited partnership units, (iii) $24,190 of income from the mark-to-market of the remaining GMH warrants, (iv) $11,081 of interest income on $159,000 GMH commitment, (v) $8,861 of interest income on the GM building mezzanine loans and (vi) $4,771 of interest income on the repayment of the Company’s loan to Vornado Operating.

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

Transactions with Affiliates and Officers and Trustees of the Company

Alexander’s

The Company owns 33% of Alexander’s.  Mr. Roth and Mr. Fascitelli are Officers and Directors of Alexander’s, the Company provides various services to Alexander’s in accordance with management, development and leasing agreements and the Company has made loans to Alexander’s aggregating $124,000,000 at December 31, 2004.  These agreements and the loans are described in Note 5 - Investments in Partially-Owned Entities to the Company’s consolidated financial statements in this annual report on Form 10-K/A.  In addition, in 2002, the Company sold air rights to Alexander’s, details of which are provided in Note 3 – Acquisitions and Dispositions to the Company’s consolidated financial statements in this annual report on Form 10-K/A.

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

Cash flows provided by operating activities of $681,433,000 was primarily comprised of (i) net income of $592,917,000, (ii) adjustments for non-cash items of $53,699,000, (iii) distributions of income from partially-owned entities of $16,740,000, and (iv) a net change in operating assets and liabilities of $18,077,000.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $253,822,000 (ii) minority interest of $156,608,000, partially offset by (iii) net gains on mark-to-market of derivatives of $135,372,000 (Sears option shares and GMH warrants), (iv) net gains on sale of real estate of $75,755,000, (v) net gains on dispositions of wholly-owned and partially-owned assets other than real estate of $19,775,000, (vi) the effect of straight-lining of rental income of $61,473,000, (vii) equity in net income of partially-owned entities and income applicable to Alexander’s of $51,961,000, and (viii) amortization of below market leases, net of $14,570,000.

Net cash used in investing activities of $367,469,000 was primarily comprised of (i) capital expenditures of $117,942,000, (ii) development and redevelopment expenditures of $139,669,000, (iii) investment in notes and mortgages receivable of $330,101,000, (iv) investments in partially-owned entities of $158,467,000, (v) acquisitions of real estate and other of $286,310,000, (vi) purchases of marketable securities of $59,714,000 partially offset by, (vii) proceeds from the sale of real estate of $233,005,000 (viii) distributions of capital from partially-owned entities of $287,005,000, (ix) repayments on notes receivable of $174,276,000, (x) cash received upon consolidation of Americold Realty Trust of $21,694,000 and (xi) cash restricted primarily for mortgage escrows of $8,754,000.

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

Cash flow provided by operating activities of $535,617,000 was primarily comprised of (i) net income of $460,703,000, (ii) adjustments for non-cash items of $99,985,000, (iii) distributions of income from partially-owned entities of $6,666,000, partially offset by (iv) the net change in operating assets and liabilities of $31,737,000.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $219,911,000, (ii) minority interest of $178,675,000, partially offset by, (iii) gains on sale of real estate of $161,789,000, (iv) the effect of straight-lining of rental income of $41,947,000, (v) equity in net income of partially-owned entities and Alexander’s of $83,475,000 and (vi) amortization of below market leases, net of $9,047,000.

Net cash used in investing activities of $136,958,000 was comprised of (i) investment in notes and mortgages receivable of $230,375,000, (ii) acquisitions of real estate of $216,361,000, (iii) development and redevelopment expenditures of $123,436,000, (iv) capital expenditures of $120,593,000, (v) investments in partially-owned entities of $15,331,000, (vi) purchases of marketable securities of $17,356,000, partially offset by, (vii) proceeds received from the sale of real estate of $299,852,000, (viii) distributions of capital from partially-owned entities of $147,977,000, (ix) restricted cash, primarily mortgage escrows of $101,292,000, (x) repayments on notes receivable of $29,421,000 and (xi) proceeds from the sale of marketable securities of $7,952,000.

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

Cash Flows for the Year Ended December 31, 2002

Cash flow provided by operating activities of $565,022,000 was primarily comprised of (i) net income of $232,903,000, (ii) adjustments for non-cash items of $303,869,000, (iii) distributions of income from partially-owned entities of $65,197,000, partially offset by, (iv) the net change in operating assets and liabilities of $36,947,000.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $205,826,000, (ii) minority interest of $140,933,000, (iii) net loss on dispositions of wholly-owned and partially-owned assets other than depreciable real estate of $17,471,000, (iv) a cumulative effect of change in accounting principle of $30,129,000, (v) amortization of officer’s deferred compensation of $27,500,000, (vi) costs of acquisitions not consummated of $6,874,000, partially offset by (vii) the effect of straight-lining of rental income of $38,119,000, and (vii) equity in net income of partially-owned entities and Alexander’s of $74,111,000, (viii) amortization of below market leases, net of $12,634,000.

Net cash used in investing activities of $89,314,000 was primarily comprised of (i) capital expenditures of $96,018,000, (ii) development and redevelopment expenditures of $91,199,000, (iii) investment in notes and mortgages receivable of $56,935,000, (v) investments in partially-owned entities of $73,242,000, (vi) acquisitions of real estate of $23,665,000, (v) restricted cash, primarily mortgage escrows of $21,471,00, partially offset by, (vii) proceeds from the repayment of notes and mortgage loans receivable of $124,500,000, (viii) distributions of capital from partially-owned entities of $60,880,000, and (ix) proceeds from sales of marketable securities of $87,836,000.

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

Funds From Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  FFO and FFO per diluted share are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs.  FFO and FFO per diluted share should be evaluated along with GAAP net income and income per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs.  Management believes that FFO and FFO per diluted share are helpful to investors as supplemental performance measures because these measures exclude the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs.  FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in the Company’s Statements of Cash Flows.  FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity.   The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 16 - Income per Share, in the Company’s notes to consolidated financial statements on page 153 of this Annual Report on Form 10-K/A.

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

As discussed in Note 21, the accompanying consolidated statements of cash flows for each of the three years in the period ended December 31, 2004 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 (June 8, 2005 as to the effects of the material weakness described in Management's Report on Internal Control Over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 24, 2005

(June 8, 2005 as to the effects
of the restatement discussed in Note 21)

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

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2004	2003	2002
	(as restated - See Note 21)

Cash Flows from Operating Activities:
Net income	$592,917	$460,703	$232,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including debt issuance costs)	253,822	219,911	205,826
Minority interest	156,608	178,675	140,933
Net gains on mark-to-market of derivatives (Sears option shares and GMH Communities L.P. warrants)	(105,920)	—	—
Net gains on sale of real estate	(75,755)	(161,789)	—
Straight-lining of rental income	(61,473)	(41,947)	(38,119)
Equity in income of partially-owned entities, including Alexander’s	(51,961)	(83,475)	(74,111)
Distributions of income from partially-owned entities	16,740	6,666	65,197
Net gain on exercise of GMH Communities L.P. warrants	(29,452)	—	—
Net (gain) loss on dispositions of wholly-owned and partially-owned assets other than real estate	(19,775)	(2,343)	17,471
Amortization of below market leases, net	(14,570)	(9,047)	(12,634)
Costs of acquisitions and development not consummated	1,475	—	6,874
Write-off preferred unit issuance costs	700	—	—
Cumulative effect of change in accounting principle	—	—	30,129
Amortization of officer’s deferred compensation	—	—	27,500
Changes in operating assets and liabilities	18,077	(31,737)	(36,947)
Net cash provided by operating activities	681,433	535,617	565,022
Cash Flows from Investing Activities:
Investments in notes and mortgage loans receivable	(330,101)	(230,375)	(56,935)
Distributions of capital from partially-owned entities	287,005	147,977	60,880
Acquisitions of real estate and other	(286,310)	(216,361)	(23,665)
Proceeds from sale of real estate	233,005	299,852	—
Repayment of notes and mortgage loans receivable	174,276	29,421	124,500
Investments in partially-owned entities	(158,467)	(15,331)	(73,242)
Development costs and construction in progress	(139,669)	(123,436)	(91,199)
Additions to real estate	(117,942)	(120,593)	(96,018)
Purchases of marketable securities	(59,714)	(17,356)	—
Cash received upon consolidation of Americold Realty Trust	21,694	—	—
Cash restricted, primarily mortgage escrows	8,754	101,292	(21,471)
Proceeds from sale of securities available for sale	—	7,952	87,836
Net cash used in investing activities	(367,469)	(136,958)	(89,314)
Cash Flows from Financing Activities:
Proceeds from borrowings	745,255	812,487	628,335
Repayments of borrowings	(702,823)	(752,422)	(731,238)
Proceeds from issuance of preferred shares and units	510,439	119,967	—
Dividends paid on common shares	(379,480)	(327,877)	(314,419)
Distributions to minority partners	(131,142)	(158,066)	(146,358)
Redemption of perpetual preferred shares and units	(112,467)	(103,243)	(25,000)
Exercise of share options	61,935	145,152	26,272
Dividends paid on preferred shares	(21,920)	(20,815)	(23,167)
Costs of refinancing debt	(5,021)	(1,500)	(3,970)
Proceeds from issuance of common shares	—	—	56,453
Net cash used in financing activities	(35,224)	(286,317)	(533,092)
Net increase (decrease) in cash and cash equivalents	278,740	112,342	(57,384)
Cash and cash equivalents at beginning of year	320,542	208,200	265,584
Cash and cash equivalents at end of year	$599,282	$320,542	$208,200

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended December 31,
(Amounts in thousands)	2004	2003	2002
	(as restated — See Note 21)
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

21.          Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2004, management determined that the Company’s consolidated statements of cash flows for each of the three years in the period ended December 31, 2004 should be restated to reclassify $16,740,000, $6,666,000 and $65,197,000, respectively, from “net cash used in investing activities” to “net cash provided by operating activities” as they relate to distributions of income received from investments in partially-owned entities accounted for on the equity method.  The restatement does not affect the total net change in cash and cash equivalents for each of the three years ended December 31, 2004, and has no impact on the Company’s consolidated balance sheets, consolidated statements of income or the related income per share amounts.

	For The Year Ended December 31, 2004
(Amounts in thousands)	As Reported	As Restated
Cash Flows from Operating Activities:
Distributions of income from partially-owned entities	$—	$16,740
Net cash provided by operating activities	664,693	681,433
Cash Flows from Investing Activities:
Distributions of capital from partially-owned entities	303,745	287,005
Net cash used in investing activities	(350,729)	(367,469)

	For The Year Ended December 31, 2003
(Amounts in thousands)	As Reported	As Restated
Cash Flows from Operating Activities:
Distributions of income from partially-owned entities	$—	$6,666
Net cash provided by operating activities	528,951	535,617
Cash Flows from Investing Activities:
Distributions of capital from partially-owned entities	154,643	147,977
Net cash used in investing activities	(130,292)	(136,958)

	For The Year Ended December 31, 2002
(Amounts in thousands)	As Reported	As Restated
Cash Flows from Operating Activities:
Distributions of income from partially-owned entities	$—	$65,197
Net cash provided by operating activities	499,825	565,022
Cash Flows from Investing Activities:
Distributions of capital from partially-owned entities	126,077	60,880
Net cash used in investing activities	(24,117)	(89,314)

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES (as restated)

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K/A.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective solely because of the material weakness described below.

Internal Control Over Financial Reporting:  Subsequent to the issuance of the original Form 10-K for the year ended December 31, 2004, we determined that the Company’s consolidated statements of cash flows for each of the three years in the period ended December 31, 2004 included in the original Form 10-K should be restated to reclassify $16,740,000, $6,666,000 and $65,197,000 from “net cash used in investing activities” to “net cash provided by operating activities,” and accordingly, we restated our consolidated statements of cash flows on Form 10-K/A.  This restatement was the result of a material weakness in internal control over financial reporting as the control over the proper classification of the cash received from partially-owned entities did not operate effectively.  Subsequent to the filing of the original Form 10-K and in connection with the preparation of this Form 10-K/A we have involved additional personnel in the preparation and review of the consolidated cash flow statements and believe as of the date hereof, that we have remediated this weakness and that our disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, subsequent to the date of filing our original Form 10-K we took the remedial action described above.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (as revised)

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

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our assessment excluded the internal control over financial reporting at Americold Realty Trust, which acquired AmeriCold Logistics on November 4, 2004 and which the Company began to consolidate on November 18, 2004 and whose financial statements reflect total assets and revenues constituting 10.2 and 5.1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.  In the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed on February 28, 2005, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.  Subsequent to the issuance of the original Form 10-K, management identified a material weakness in our control over the proper classification on our consolidated statements of cash flows of cash received from partially-owned entities and restated our consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002.  Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company's internal control over financial reporting was not effective as of December 31, 2004.

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

Management’s revised assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 161.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited management’s assessment, included within this December 31, 2004 Form 10-K/A of Vornado Realty Trust at Item 9A. under the heading “Management’s Report on Internal Control Over Financial Reporting (as revised),” that Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in “Management’s Report on Internal Control Over Financial Reporting (as revised),” management excluded from their assessment the internal control over financial reporting at Americold Realty Trust, which acquired AmeriCold Logistics on November 4, 2004 and which the Company began to consolidate on November 18, 2004 and whose financial statements reflect total assets and revenues constituting 10.2 and 5.1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.  Accordingly, our audit did not include the internal control over financial reporting at Americold Realty Trust.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated February 24, 2005, we expressed an unqualified opinion on management's assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.  As described in the following paragraph, the Company subsequently identified material misstatements in its 2002, 2003, and 2004 annual financial statements and 2003 and 2004 interim financial statements, which caused such annual financial statements to be restated.  Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement.  Accordingly, our opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management's revised assessment:  The Company’s controls over the proper classification of cash flows relating to the distributions from partially-owned entities did not operate effectively as of December 31, 2004.  This material weakness resulted in the restatement of the Company's previously issued annual financial statements as described more fully in Note 21 to the consolidated financial statements.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 (as restated), of the Company and this report does not affect our report on such restated financial statements.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2004 (as restated) and the related financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated February 24, 2005 (June 8, 2005 as to the effects of the restatement described in Note 21 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 24, 2005

(June 8, 2005, as to the effects of the material weakness described in
Management's Report on Internal Control Over Financial Reporting (as revised))

ITEM 9B.   OTHER INFORMATION

As of February 8, 2005, the Company's Compensation Committee approved a grant, pursuant to the Company's 2002 Omnibus Share Plan, of 1,038,800 stock options and 73,081 shares of restricted stock to executive officers and certain employees of the Company.  The stock options have an exercise price of $71.275 per share and vest over three to five years.  The shares of restricted stock vest over five years.  Included with this annual report on Form 10-K/A as exhibits 10.77 and 10.78, respectively, are the form of stock option and restricted stock agreements and such forms are incorporated in this Item 9B.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to trustees of the Registrant, including its audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of trustees under the caption “Election of Trustees” which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2004, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant, appears at page 49 of this Annual Report on Form 10-K/A.  Also incorporated herein by reference is the information under the caption “Other Matters – 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

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

Page
II—Valuation and Qualifying Accounts—years ended December 31, 2004, 2003 and 2002	166
III—Real Estate and Accumulated Depreciation as of December 31, 2004	167

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

Date: June 10, 2005

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

177

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

Registration Rights Agreement, dated as of May 27, 2004, between Vornado Realty Trust and GSEP 2004 Realty Corp. – Incorporated by reference to Exhibit 10.75 of Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954) filed on February 25, 2005.

*

10.76	—

Registration Rights Agreement, dated as of December 17, 2004, between Vornado Realty Trust and Montebello Realty Corp. 2002 – Incorporated by reference to Exhibit 10.76 of Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954) filed on February 25, 2005.

*

10.77	—

Form of Stock Option Agreement between Vornado Realty Trust and certain employees, dated as of February 8, 2005 – Incorporated by reference to Exhibit 10.77 of Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954) filed on February 25, 2005.

*

10.78	—

Form of Restricted Stock Agreement between Vornado Realty Trust and certain employees, dated as of February 8, 2005 – Incorporated by reference to Exhibit 10.78 of Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954) filed on February 25, 2005.

*

21	—	Subsidiaries of Registrant

23	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	—	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	—	Section 1350 Certification of the Chief Executive Officer

32.2	—	Section 1350 Certification of the Chief Financial Officer