Form 10-Q/A
period 2005-03-31
VORNADO REALTY TRUST
filed 2005-06-10
CIK 899689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY PARAGRAPH

This Form 10-Q/A for the quarterly period ended March 31, 2005 is being filed for the purpose of restating the Company’s consolidated statements of cash flows for the three months ended March 31, 2005 and 2004.  In the three months ended March 31, 2005, an amount of $21,797,000 was previously included in “net cash provided by operating activities” and should have been included in “net cash (used in) provided by investing activities” as it relates to $21,797,000 of cash received upon the exchange of Sears common shares owned by the Company for cash and common shares of Sears Holdings Corporation.  In addition, in the three months ended March 31, 2005 and 2004, $6,201,000 and $4,226,000 of distributions received from partially-owned entities were previously included in “net cash (used in) provided by investing activities” and should have been included in “net cash provided by operating activities” as they relate to distributions of income received from partially-owned entities accounted for on the equity method.  These restatements do not affect the total net change in cash and cash equivalents for the three months ended March 31, 2005 and 2004 and have no impact on the Company’s consolidated balance sheets, consolidated statements of income or the related income per share amounts.  These restatements also have no impact on the non-GAAP measure of funds from operations which is described on page 48. Conforming changes have been made to management’s discussion and analysis of financial condition and results of operations included in the accompanying Form 10-Q/A.  See footnote 17 in the notes to the consolidated financial statements for further information relating to these restatements.  In connection with the restatements, management has revised its assessment of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q.

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

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(As restated - See Note 17)

	For The Three Months Ended March 31,
(Amounts in thousands)	2005	2004

Cash Flows from Operating Activities:
Net income	$199,819	$82,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	81,410	58,465
Minority interest of partially-owned entities	(603)	(3)
Allocation of income to limited partners of the Operating Partnership	27,195	14,457
Perpetual preferred unit distributions of the Operating Partnership	16,341	17,298
Net gain on conversion of Sears common shares and derivative position to Sears Holding common shares and derivative position	(86,094)	—
Net gain on mark-to-market of Sears Holding derivative position	(7,899)	—
Net loss on mark-to-market of GMH Communities L.P. warrants	10,178	—
Straight-lining of rental income	(11,405)	(10,376)
Equity in income of partially-owned entities, including Alexander’s	(34,608)	(10,585)
Distributions of income from partially-owned entities	6,201	4,226
Net gains on dispositions of wholly-owned and partially-owned assets other than real estate	(3,488)	(776)
Amortization of below market leases, net	(2,229)	(3,650)
Write-off preferred unit issuance costs	2,200	3,895
Changes in operating assets and liabilities	(62,995)	2,157
Net cash provided by operating activities	134,023	157,547
Cash Flows from Investing Activities:
Investments in notes and mortgage loans receivable	(152,000)	—
Distributions of capital from partially-owned entities	3,406	143,168
Acquisitions of real estate and other	(8,135)	(54,422)
Proceeds from sale of real estate	1,980	—
Proceeds received upon repayment of notes and mortgage loans receivable	274,711	38,500
Investments in partially-owned entities	(112,066)	(5,102)
Development costs and construction in progress	(32,404)	(24,068)
Additions to real estate	(1,744)	(29,744)
Purchases of marketable securities	(52,322)	—
Cash restricted, primarily mortgage escrows	42,257	(3,944)
Proceeds from sale of securities available for sale	29,468	—
Net cash (used in) provided by investing activities	(6,849)	64,388
Cash Flows from Financing Activities:
Proceeds from borrowings	715,000	150,427
Repayments of borrowings	(139,345)	(160,183)
Dividends paid on common shares	(103,747)	(103,692)
Distributions to minority partners	(32,473)	(38,937)
Redemption of perpetual preferred shares and units	(195,000)	(112,467)
Exercise of share options	8,645	20,007
Dividends paid on preferred shares	(5,206)	(6,614)
Net cash provided by (used in) financing activities	247,874	(251,459)
Net increase (decrease) in cash and cash equivalents	375,048	(29,524)
Cash and cash equivalents at beginning of year	599,282	320,542
Cash and cash equivalents at end of year	$974,330	$291,018

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

(As restated - See Note 17)

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

(Amounts in thousands)

2005	$8,848
2006	6,150
2007	5,082
2008	4,494
2009	3,893

The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)

2005	$15,990
2006	13,741
2007	12,910
2008	12,859
2009	12,258

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

17.          Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the quarterly period ended March 31, 2005, management determined that the Company’s consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 should be restated.  In the three months ended March 31, 2005, an amount of $21,797,000 was previously included in “net cash provided by operating activities” and should have been included in “net cash (used in) provided by investing activities” as it relates to $21,797,000 of cash received upon the exchange of Sears common shares owned by the Company for cash and common shares of Sears Holdings Corporation.  In addition, in the three months ended March 31, 2005 and 2004, $6,201,000 and $4,226,000 of distributions received from partially-owned entities were previously included in “net cash (used in) provided by investing activities” and should have been included in “net cash provided by operating activities” as they relate to distributions of income received from partially-owned entities accounted for on the equity method.  These restatements do not affect the total net change in cash and cash equivalents for the three months ended March 31, 2005 and 2004 and have no impact on the Company’s consolidated balance sheets, consolidated statements of income or the related income per share amounts.

	For The Three Months Ended March 31, 2005
(Amounts in thousands)	As Reported	As Restated
Cash Flows from Operating Activities:
Distributions of income from partially-owned entities	$—	$6,201
Changes in operating assets and liabilities	(41,198)	(62,995)
Net cash provided by operating activities	149,619	134,023
Cash Flows from Investing Activities:
Distributions of capital from partially-owned entities	9,607	3,406
Proceeds from sale of securities available for sale	7,671	29,468
Net cash used in investing activities	(22,445)	(6,849)

	For The Three Months Ended March 31, 2004
(Amounts in thousands)	As Reported	As Restated
Cash Flows from Operating Activities:
Distributions of income from partially-owned entities	$—	$4,226
Net cash provided by operating activities	153,321	157,547
Cash Flows from Investing Activities:
Distributions of capital from partially-owned entities	147,394	143,168
Net cash provided by investing activities	68,614	64,388

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(UNAUDITED)

18.          Segment Information

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

18.          Segment Information - continued

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

18.          Segment Information - continued

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
New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust as of March 31, 2005, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17, the accompanying consolidated statements of cash flows for the three month periods ended March 31, 2005 and 2004 have been restated.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2005 (June 8, 2005 as to the effects of the restatement discussed in Note 21), we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s application of the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.”  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 28, 2005
(June 8, 2005 as to the effects of the restatement discussed in Note 17)

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

The discussion of cash flows in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the quarterly periods ended March 31, 2005 and 2004 have been restated. In the three months ended March 31, 2005, an amount of $21,797,000 was previously included in “net cash provided by operating activities” and should have been included in “net cash (used in) provided by investing activities” as it relates to $21,797,000 of cash received upon the exchange of Sears common shares owned by the Company for cash and common shares of Sears Holdings Corporation.  In addition, in the three months ended March 31, 2005 and 2004, $6,201,000 and $4,226,000 of distributions received from partially-owned entities were previously included in “net cash (used in) provided by investing activities” and should have been included in “net cash provided by operating activities” as they relate to distributions of income received from partially-owned entities accounted for on the equity method.  These restatements do not affect the total net change in cash and cash equivalents for the three months ended March 31, 2005 and 2004 and have no impact on the Company’s consolidated balance sheets, consolidated statements of income or the related income per share amounts.  These restatements also have no impact on the non-GAAP measure of funds from operations which is described on page 48.

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

Liquidity And Capital Resources

Three Months Ended March 31, 2005

Cash flows provided by operating activities of $134,023,000 was primarily comprised of (i) net income of $199,819,000, (ii) distributions of income from partially-owned entities of $6,201,000, partially offset by (iii) adjustments for non-cash items of $9,002,000 and (iv) the net change in operating assets and liabilities of $62,995,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $81,410,000, (ii) allocation of income to limited partners of the Operating Partnership of $27,195,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $16,341,000, (iv) net loss on mark-to-market of GMH Communities L.P. warrants of $10,178,000, (v) the write-off of preferred unit issuance costs of $2,200,000, partially offset by, (vi) net gains on conversion of Sears common shares and derivative position to Sears Holding common shares and derivative position of $86,094,000, (vii) net gain on mark-to-market of Sears Holding derivative position of $7,899,000, (viii) net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate $3,488,000, (ix) the effect of straight-lining of rental income of $11,405,000, (x) equity in net income of partially-owned entities and Alexander’s of $34,608,000 and (xi) amortization of acquired below market leases net of above market leases of $2,229,000.

Net cash used in investing activities of $6,849,000 was primarily comprised of (i) investments in notes and mortgage loans receivable of $152,000,000, (ii) capital expenditures of $1,744,000, (iii) development and redevelopment expenditures of $32,404,000, (iv) investments in partially-owned entities of $112,066,000, (v) acquisitions of real estate of $8,135,000, (vi) investments in marketable securities of $52,322,000, partially offset by (vii) proceeds from the sale of real estate of $1,980,000, (viii) distributions of capital from partially-owned entities of $3,406,000, (ix) repayments on notes and mortgages receivable of $274,711,000, (x) restricted cash of $42,257,000 and (xi) proceeds from the sale of marketable securities of $29,468,000.

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

Three Months Ended March 31, 2004

Cash flows provided by operating activities of $157,547,000 was primarily comprised of (i) income of $82,439,000, (ii) distributions of income from partially-owned entities of $4,226,000, (iii) adjustments for non-cash items of $68,725,000, and (iv) the net change in operating assets and liabilities of $2,157,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $58,465,000, (ii) allocation of income to limited partners of the Operating Partnership of $14,457,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $17,298,000, and (iv) write-off of preferred share and unit issuance costs of $3,895,000, partially offset by, (v) the effect of straight-lining of rental income of $10,376,000, (vi) equity in net income of partially-owned entities and Alexander’s of $10,585,000 and (vii) amortization of acquired below market leases net of above market leases of $3,650,000.

Net cash provided by investing activities of $64,388,000 was primarily comprised of (i) distributions of capital from partially-owned entities of $143,168,000, (ii) repayments on notes and mortgages receivable of $38,500,000, partially offset by, (iii) capital expenditures of $29,744,000, (iv) development and redevelopment expenditures of $24,068,000, (v) investments in partially-owned entities of $5,102,000, and (vi) acquisitions of real estate of $54,422,000.

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

The calculations of both the numerator and denominator used in the computation of income per share are disclosed in footnote 11 - Income Per Share, in the Company’s notes to consolidated financial statements on page 19 of this Quarterly Report on Form 10-Q/A.

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

Item 4.           Controls and Procedures (as restated)

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective solely because of the material weakness described below.  However, as of the date hereof, management believes that as a result of the remedial actions described herein, we have remediated the material weakness in internal control over financial reporting described below, and that as of the date hereof, our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting:  Subsequent to the issuance of the original Form 10-Q for the quarter ended March 31, 2005, we determined that the Company’s consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 should be restated.  In the three months ended March 31, 2005, an amount of $21,797,000 was previously included in “net cash provided by operating activities” and should have been included in “net cash (used in) provided by investing activities” as it relates to $21,797,000 of cash received upon the exchange of Sears common shares owned by the Company for cash and common shares of Sears Holdings Corporation.  In addition, in the three months ended March 31, 2005 and 2004 $6,201,000 and $4,226,000, of distributions received from partially-owned entities were previously included in “net cash (used in) provided by investing activities” and should have been included in “net cash provided by operating activities” as they relate to distributions of income received from partially-owned entities accounted for on the equity method.  These restatements were the result of a material weakness in our controls as we did not appropriately evaluate the classification of the cash received upon (i) the exchange of Sears common shares owned by the Company for common shares of Sears Holdings Corporation and (ii) the receipt of cash from partially-owned entities to determine whether it related to a return of capital or income.  Subsequent to the filing of the original Form 10-Q and in connection with the preparation of this Form 10-Q/A we have involved additional personnel in the preparation and review of the consolidated statement of cash flows and believe, as of the date hereof, we have remediated this weakness.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, subsequent to March 31, 2005, we took the remedial actions described above.

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

VORNADO REALTY TRUST
(Registrant)

Date: June 10, 2005	By:	/s/ Joseph Macnow
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

Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*

Certain instruments defining the rights of holders of long-term debt securities of Vornado Realty Trust and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Vornado Realty Trust hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

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

Employment Agreement between Vornado Realty Trust and Sandeep Mathrani, dated February 22, 2005 and effective as of January 1, 2005 - Incorporated by reference to Exhibit 10.76 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*

10.77	—

Equity Commitment Letter, dated March 17, 2005, from Vornado Realty L.P. to Global Toys Acquisition, LLC - Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

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