Form 10-Q
period 2005-06-30
VORNADO REALTY TRUST
filed 2005-07-29
CIK 899689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

☒ Yes      ☐ No

As of June 30, 2005, 130,808,565 of the registrant’s common shares of beneficial interest are outstanding.

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

ASSETS	(UNAUDITED) June 30, 2005	December 31, 2004

Real estate, at cost:
Land	$1,840,413	$1,688,002
Buildings and improvements	7,797,929	7,578,683
Development costs and construction in progress	196,760	181,891
Leasehold improvements and equipment	317,096	307,665
Total	10,152,198	9,756,241
Less accumulated depreciation and amortization	(1,534,700)	(1,407,644)
Real estate, net	8,617,498	8,348,597

Cash and cash equivalents, including U.S. government obligations under repurchase agreements of $99,300 and $23,110	842,098	599,282
Escrow deposits and restricted cash	193,938	229,193
Marketable securities	347,977	185,394
Investments and advances to partially-owned entities, including Alexander’s of $241,361 and $204,762	817,891	605,300
Due from officers	21,154	21,735
Accounts receivable, net of allowance for doubtful accounts of $18,395 and $17,339	159,991	164,524
Notes and mortgage loans receivable	356,175	440,186
Receivable arising from the straight-lining of rents, net of allowance of $5,969 and $6,787	347,830	324,848
Other assets	734,245	577,926
Assets related to discontinued operations	908	83,532

TOTAL ASSETS	$12,439,705	$11,580,517

LIABILITIES AND SHAREHOLDERS’ EQUITY	(UNAUDITED) June 30, 2005	December 31, 2004

Notes and mortgages payable	$4,188,565	$3,989,228
Senior unsecured notes	956,316	962,096
Exchangeable senior debentures	490,250	—
Accounts payable and accrued expenses	402,064	413,962
Officers’ compensation payable	47,719	32,506
Deferred credit	126,671	103,524
Other liabilities	109,877	113,402
Liabilities related to discontinued operations	—	5,187
Total liabilities	6,321,462	5,619,905
Minority interest, including unitholders in the Operating Partnership	1,789,777	1,947,871
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized, 110,000,000 shares; issued and outstanding 23,387,662 and 23,520,604	573,428	577,454
Common shares of beneficial interest: $.04 par value per share; authorized, 200,000,000 shares; issued and outstanding 130,808,565 and 127,478,903 shares	5,261	5,128
Additional capital	3,404,376	3,257,731
Earnings in excess of distributions	291,424	133,899
	4,274,489	3,974,212
Common shares issued to officer’s trust	(65,753)	(65,753)
Deferred compensation shares earned but not yet delivered	67,951	70,727
Deferred compensation shares issued but not yet earned	(13,025)	(9,523)
Accumulated other comprehensive income	69,508	47,782
Due from officers for purchase of common shares of beneficial interest	(4,704)	(4,704)
Total shareholders’ equity	4,328,466	4,012,741

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,439,705	$11,580,517

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004

Revenues:
Property rentals	$343,953	$335,308	$681,282	$661,471
Temperature Controlled Logistics	178,891	—	360,116	—
Tenant expense reimbursements	50,365	44,698	100,651	93,022
Fee and other income	21,576	18,990	51,405	36,948
Total revenues	594,785	398,996	1,193,454	791,441
Expenses:
Operating	283,886	143,429	581,146	297,135
Depreciation and amortization	83,664	57,757	161,804	113,800
General and administrative	45,805	29,942	86,507	60,514
Total expenses	413,355	231,128	829,457	471,449
Operating income	181,430	167,868	363,997	319,992
Income applicable to Alexander’s	13,030	5,778	38,416	3,250
Income from partially-owned entities	6,598	10,703	15,820	23,816
Interest and other investment income	69,923	9,607	171,121	18,852
Interest and debt expense	(83,615)	(57,061)	(161,314)	(115,726)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	—	—	3,488	776
Minority interest of partially-owned entities	1,127	12	1,730	15
Income from continuing operations	188,493	136,907	433,258	250,975
Income from discontinued operations	31,716	67,053	32,506	67,179
Income before allocation to limited partners	220,209	203,960	465,764	318,154
Limited partners’ interest in the Operating Partnership	(23,975)	(25,011)	(51,170)	(39,468)
Perpetual preferred unit distributions of the Operating Partnership	(15,152)	(16,948)	(33,693)	(34,246)
Net income	181,082	162,001	380,901	244,440
Preferred share dividends	(8,385)	(3,565)	(20,771)	(11,547)
NET INCOME applicable to common shares	$172,697	$158,436	$360,130	$232,893

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$1.09	$.73	$2.54	$1.35
Income from discontinued operations	.24	.53	.25	.54
Net income per common share	$1.33	$1.26	$2.79	$1.89

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$1.03	$.70	$2.40	$1.29
Income from discontinued operations	.22	.51	.23	.52
Net income per common share	$1.25	$1.21	$2.63	$1.81

DIVIDENDS PER COMMON SHARE	$.76	$.71	$1.52	$1.42

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
(Amounts in thousands)	2005	2004
		(As restated – see Note 2)
Cash Flows from Operating Activities:
Net income	$380,901	$244,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	167,431	118,527
Minority interest of partially-owned entities	(1,730)	(125)
Allocation of income to limited partners of the Operating Partnership	51,170	39,468
Perpetual preferred unit distributions of the Operating Partnership	31,493	34,246
Net gain on the conversion of Sears common shares and derivative position to Sears Holdings common shares and derivative position	(86,094)	—
Income from mark-to-market of Sears Holdings derivative position	(45,759)	—
Income from mark-to-market of GMH Communities L.P. warrants	(2,563)	—
Straight-lining of rental income	(22,059)	(27,849)
Equity in income of partially-owned entities, including Alexander’s	(54,236)	(27,066)
Distributions of income from partially-owned entities	14,895	7,722
Net gain on sale of real estate	(31,614)	(65,905)
Net gain on dispositions of wholly-owned and partially-owned assets other than depreciable real estate	(3,488)	(776)
Amortization of below market leases, net	(5,656)	(6,762)
Write-off preferred unit issuance costs	2,200	3,895
Changes in operating assets and liabilities	(74,438)	(25,198)
Net cash provided by operating activities	320,453	294,617
Cash Flows from Investing Activities:
Investments in notes and mortgage loans receivable	(275,000)	(105,552)
Distributions of capital from partially-owned entities	8,246	156,033
Acquisitions of real estate and other	(217,266)	(69,957)
Proceeds from sale of real estate	126,584	220,447
Proceeds received upon repayment of notes and mortgage loans receivable	358,000	38,500
Investments in partially-owned entities	(182,657)	(5,396)
Development costs and construction in progress	(62,707)	(54,542)
Additions to real estate	(26,868)	(55,421)
Purchases of marketable securities	(154,509)	—
Cash restricted, primarily mortgage escrows	35,255	(108,103)
Proceeds from sale of securities available for sale	29,468	—
Net cash (used in) provided by investing activities	(361,454)	16,009
Cash Flows from Financing Activities:
Proceeds from borrowings	795,000	225,597
Repayments of borrowings	(185,681)	(313,955)
Debt issuance costs	(4,797)	—
Dividends paid on common shares	(202,591)	(192,952)
Distributions to minority partners	(57,984)	(69,979)
Proceeds from the issuance of preferred shares and units	108,956	34,125
Redemption of perpetual preferred shares and units	(195,000)	(112,467)
Exercise of share options	40,798	34,082
Dividends paid on preferred shares	(14,884)	(10,184)
Net cash provided by (used in) financing activities	283,817	(405,733)
Net increase (decrease) in cash and cash equivalents	242,816	(95,107)
Cash and cash equivalents at beginning of period	599,282	320,542
Cash and cash equivalents at end of period	$842,098	$225,435

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
(Amounts in thousands)	2005	2004
		(As restated – see Note 2)
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $7,200 and $3,762)	$157,337	$115,457

Non-Cash Transactions:
Conversion of Class A Operating Partnership units to common shares	$98,783	$280,925
Financing assumed in acquisitions	71,500	18,500
Unrealized gain on securities available for sale	42,354	1,071

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             Organization

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  All references to the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.  Vornado is the sole general partner of, and owned approximately 88.4% of the common limited partnership interest in, the Operating Partnership at June 30, 2005.

2.             Basis of Presentation

The accompanying consolidated financial statements are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of Vornado and its majority-owned subsidiary, the Operating Partnership, as well as certain partially-owned entities in which the Company owns (i) more than 50% unless a partner has shared board and management representation and authority and substantive participation rights on all significant business decisions or (ii) 50% or less when the Company is considered the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) – Consolidation of Variable Interest Entities (“FIN 46R”).  All significant intercompany amounts have been eliminated.  Equity interests in partially-owned corporate entities are accounted for under the equity method of accounting when the Company’s ownership interest is more than 20% but less than 50%.  When partially-owned investments are in partnership form, the 20% threshold for equity method accounting is generally reduced to 3% to 5%, based on the Company’s ability to influence the investees operating and financial policies.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company’s share of the net income or loss and cash contributions and distributions to or from these entities.  For all other investments, the Company uses the cost method.

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

Subsequent to the issuance of the Company’s consolidated financial statements for the quarterly period ended March 31, 2005, management determined that the Company’s consolidated statements of cash flows for the six months ended June 30, 2004 should be restated to reclassify $7,722,000 of “net cash provided by investing activities” to “net cash provided by operating activities” as they relate to distributions of income received from partially-owned entities accounted for on the equity method.  The restatement does not affect the total net change in cash and cash equivalents for the six months ended June 30, 2004 and has no impact on the Company’s consolidated balance sheet, consolidated statement of income or the related income per share amounts.

	For The Six Months Ended June 30, 2004
(Amounts in thousands)	As Reported	As Restated
Cash Flows from Operating Activities:
Distributions of income from partially-owned entities	$—	$7,722
Net cash provided by operating activities	286,895	294,617
Cash Flows from Investing Activities:
Distributions of capital from partially-owned entities	163,755	156,033
Net cash provided by investing activities	23,731	16,099

3.             Recently Issued Accounting Literature

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that the adoption of SFAS No. 153 will not have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123: (Revised 2004) - Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first annual reporting period beginning after June 15, 2005.  The Company believes that the adoption of SFAS No. 123R will not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so.  SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company believes that the adoption of SFAS No. 154 will not have a material effect on the Company’s consolidated financial statements.

4.             Acquisitions, Dispositions and Financings

Acquisitions:

Rockville Town Center

On March 3, 2005, the Company acquired a 94,078 square foot property located in Rockville, Maryland for $24,785,000, of which $9,350,000 was paid in cash and $15,435,000 was debt assumed.  The operations of Rockville Town Center are consolidated into the accounts of the Company from the date of acquisition.

Beverly Connection

On March 5, 2005, the Company acquired a 50% interest in a venture that owns Beverly Connection, a two-level urban shopping center, containing 322,000 square feet, located in Los Angeles, California for $10,700,000 in cash.  In addition, the Company provided the venture with $35,000,000 of preferred equity yielding 13.5% for up to a three-year term and a $59,500,000 first mortgage loan due February 2006 bearing interest at 8.1%.  The Company will also provide up to an additional $35,000,000 of preferred equity, if requested by the venture.  The shopping center is anchored by a Ralph’s Supermarket, Old Navy and Sports Chalet.  The venture plans to redevelop the property and add retail, residential condominiums and assisted living facilities.  The redevelopment is subject to government approvals.  This investment is accounted for under the equity method of accounting.  The Company records its prorata share of net income or loss in Beverly Connection on a one-month lag basis as the Company files its consolidated financial statements on Form 10-K and 10-Q prior to the time the venture reports its earnings (see Note 5 – Investments in Partially-Owned Entities).

Westbury Retail Condominium

On May 20, 2005, the Company acquired the retail condominium of the former Westbury Hotel in Manhattan for $113,000,000 in cash.  Simultaneously with the closing, the Company placed an $80,000,000 mortgage loan on the property bearing interest at 5.292% and maturing in 2018.  The remaining portion of the purchase price was funded as part of a Section 1031 tax-free “like-kind” exchange with a portion of the proceeds from the sale of 400 North LaSalle Residential Tower in April 2005.  This Manhattan property occupies the entire Madison Avenue block-front between 69th and 70th Streets, contains approximately 17,000 square feet and is fully occupied by luxury retailers, Cartier, Chloe and Gucci under leases that expire in 2018.  The operations of Westbury Retail Condominium are consolidated into the accounts of the Company from the date of acquisition.

Dune Capital

On May 31, 2005, the Company contributed $50,000,000 in cash to Dune Capital L.P., a limited partnership involved in corporate, real estate and asset-based investments.  The Company’s investment represents a 3.5% limited partnership interest as at June 30, 2005.  The Company accounts for this investment on the cost method.

Gun Hill Road

On June 7, 2005, the Company acquired a 66,765 square foot retail center located in the Bronx, New York for approximately $18,000,000 in cash.  The purchase price was funded as part of a Section 1031 tax-free “like-kind” exchange with a portion of the proceeds from the sale of 400 North LaSalle Residential Tower in April 2005.  The operations of Gun Hill Road are consolidated into the accounts of the Company from the date of acquisition.

Bowen Building

On June 13, 2005, the Company acquired the 90% that it did not already own of the Bowen Building, a 231,000 square foot class A office building located at 875 15th Street N.W. in the Central Business District of Washington D.C.  The purchase price was $119,000,000, consisting of $63,000,000 in cash and an existing mortgage of $56,000,000 bearing interest at LIBOR plus 1.5%, due in February 2007.  The building is 83% occupied by two tenants under leases that expire in 2015 and 2020.  The operations of the Bowen Building are consolidated into the accounts of the Company from the date of this acquisition.

H Street Building Corporation (“H Street”)

On July 20, 2005, the Company acquired H Street, which owns directly or indirectly through stock ownership in corporations, a 50% interest in real estate assets located in Pentagon City, Virginia including 34 acres of land leased to various residential and retail operators; a 1,670 unit apartment complex; 10 acres of land, as well as two office buildings located in Washington, DC containing 577,000 square feet. The purchase price was approximately $246,600,000, of which $194,500,000 was paid in cash and $52,100,000 for the Company’s pro-rata share of existing mortgage debt. On July 22, 2005, two of the corporations, now owned 50% by the Company, filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court for the District of Columbia alleging that the Company (i) encouraged H Street to breach its fiduciary duties to these corporations and (ii) interfered with prospective business and contractual relationships.  The complaint seeks an unspecified amount of damages and a rescission of the Company’s acquisition of H Street.  The Company believes that the complaint is without merit and that it will be successful in defending against this action.

Toys “R” Us

On July 21, 2005, a joint venture owned equally by the Company, Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys “R” Us, Inc. (NYSE: TOY) for $26.75 per share in cash or approximately $6.6 billion.  In connection therewith, the Company provided $428,000,000 of the $1.3 billion of equity to the venture, consisting of $407,000,000 in cash and $21,000,000 in Toys “R” Us common shares held by the Company.  This investment will be accounted for under the equity method of accounting.  Because Toys “R” Us prepares its financial statements based on a January 31 fiscal year-end, the Company will record its pro-rata share of Toys “R” Us net income or loss on a one-quarter lag basis.  Accordingly, the Company will record its pro-rata share of Toys “R” Us financial results for the third quarter ended October 29, 2005 in the Company’s quarter ended December 31, 2005.

East 66th Street

On July 25, 2005, the Company acquired a property located at Madison Avenue and East 66th Street in Manhattan for $158,000,000 in cash.  The property contains 37 rental apartments with an aggregate of 85,000 square feet, and 9,100 square feet of retail space.  The operations of East 66th Street will be consolidated into the accounts of the Company from the date of acquisition.

Investment in Sears, Roebuck and Co.(“Sears”)

As a result of the merger between Sears and Kmart on March 30, 2005, in exchange for 1,176,600 Sears common shares owned, the Company received 370,330 common shares of Sears Holdings Corporation (Nasdaq:  SHLD) (“Sears Holdings”) valued at $48,143,000 based on the $130.00 closing share price that day and $21,797,000 of cash.  The Company recognized a net gain of $27,651,000 in the first quarter of 2005, which was the difference between the aggregate cost basis in the Sears shares of $42,289,000 and the market value of the total consideration received on March 30, 2005 of $69,940,000.  On April 4, 2005, 99,393 of the Company’s Sears Holdings common shares were utilized to satisfy the third-party participation discussed below.  The remaining 270,937 Sears Holdings shares are recorded as marketable equity securities on the Company’s consolidated balance sheet and are classified as “available-for-sale.”  At June 30, 2005, based on Sears Holdings’ closing stock price of $149.87 per share, $5,383,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income” in the shareholders’ equity section of the balance sheet.

Pursuant to the terms of the contract, the Company’s derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings valued at $323,936,000 based on the $130.00 per share closing price on March 30, 2005, the date of the merger, and $146,663,000 of cash.  As a result, the Company recognized a net gain of approximately $58,443,000 based on the fair value of the Company’s derivative position.  In addition, the Company recorded additional income of $37,860,000 and $45,759,000, for the three and six months ended June 30, 2005, respectively, from the mark-to-market of the derivative position based on Sears Holdings’ June 30, 2005 closing share price of $149.87.

The Company’s aggregate net gain recognized on the owned shares and the derivative position from inception to June 30, 2005 was $213,583,000, which is after deducting $13,975,000 for a third-party performance-based participation.  On April 4, 2005, the Company satisfied the performance-based participation through the transfer of 99,393 of its Sears Holdings shares.  As a result of these transactions, the Company owns 270,937 common shares of Sears Holdings and has an economic interest in an additional 2,491,819 common shares through its derivative position.

Other

On April 5, 2005, the $24,000,000 bridge loan the Company provided to its 478-486 Broadway joint venture (50% owned by the Company) was replaced with a $20,000,000 loan and $2,000,000 of cash contributed by each of the venture partners.  The new loan bears annual interest at 90-day LIBOR plus 3.15% (6.49% as of June 30, 2005), matures in October 2007 and is prepayable at any time.

On July 19, 2005, a joint venture, owned equally by the Company and The Related Companies, entered into a Memorandum of Understanding and has been conditionally designated as the developer to convert the Farley Post Office in Manhattan into the new Moynihan Train Station.  The Moynihan Station project involves 300,000 square feet for a new transportation facility to be financed with public funding, as well as 850,000 square feet of commercial space and up to 1,000,000 square feet of air rights intended to be transferred to an adjacent site. The commercial space is currently anticipated to include a variety of retail uses, restaurants, a boutique hotel and merchandise mart space.

Dispositions:

On April 21, 2005, the Company, through its 85% owned joint venture, sold 400 North LaSalle, a 452-unit high-rise residential tower in Chicago, Illinois, for $126,000,000, which resulted in a net gain on sale after closing costs of $31,614,000.  Substantially all of the proceeds from the sale will be reinvested in tax-free “like-kind” exchange investments pursuant to Section 1031 of the Internal Revenue Code.

As of June 30, 2005, the Company owned 3,972,447 common shares of Prime Group Realty Trust (“Prime”) with a carrying amount of $4.98 per share or an aggregate of $19,783,000.  The investment is classified as marketable equity securities-available for sale on the Company’s consolidated balance sheet.  On July 1, 2005, The Lightstone Group, LLC completed its acquisition of Prime by acquiring all of Prime’s outstanding common shares and limited partnership units for $7.25 per share or unit.  In connection therewith, the Company recognized a gain on July 1, 2005 of $9,017,000, representing the difference between the purchase price and the Company’s carrying amount, which will be reflected as a component of “net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate” in the quarter ended September 30, 2005.

Net gain on dispositions of wholly-owned and partially-owned assets other than depreciable real estate for the six months ended June 30, 2005 includes gains on sale of marketable equity securities and land parcels of $2,019,000 and $1,469,000, respectively.  Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the six months ended June 30, 2004 includes $776,000, representing a gain on sale of residential condominiums.

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

On March 29, 2005, the Company completed a public offering of $500,000,000 aggregate principal amount of 3.875% exchangeable senior debentures due 2025 pursuant to an effective registration statement.  The notes were sold at 98.0% of their aggregate principal amount.  The aggregate net proceeds from this offering, after the underwriters’ discount were approximately $490,000,000.  The debentures are exchangeable, under certain circumstances, for common shares of the Company at an initial exchange rate of 10.9589 common shares per $1,000 of principal amount of debentures.  The initial exchange price of $91.25 represented a premium of 30% to the closing price for the Company’s common shares on March 22, 2005 of $70.25.  The Company may elect to settle any exchange right in cash.  The debentures permit the Company to increase its common dividend 5% per annum, cumulatively, without an increase to the exchange rate.  The debentures are redeemable at the Company’s option beginning in 2012 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require the issuer to repurchase their debentures in 2012, 2015 and 2020 and in the event of a change in control.  The net proceeds from the offering were used for working capital and to fund the commitment with respect to the acquisition of Toys “R” Us, Inc.

On March 31, 2005, the Company completed a $225,000,000 refinancing of its 1.4 million square foot New York City office building located at 909 Third Avenue.  The loan bears interest at a fixed rate of 5.64% and matures in April 2015.  The Company realized net proceeds of approximately $100,000,000 after repaying the existing floating rate loan on the property and closing costs.

On June 13, 2005, the Company completed a public offering of 4,000,000 perpetual 6.75% Series H Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement.  The Company may redeem the Series H Preferred Shares at a price of $25.00 per share after June 17, 2010.  In addition, on June 17, 2005, the underwriters exercised their option and purchased an additional 500,000 Preferred Shares to cover over-allotments.  The Company used the net proceeds of the offering of $108,956,000, together with existing cash balances, to redeem the remaining $120,000,000 8.25% Series D-3 Perpetual Preferred Units and the $125,000,000 8.25% Series D-4 Perpetual Preferred Units on July 14, 2005 at a redemption price equal to $25.00 per unit plus accrued dividends.  In conjunction with the redemptions, the Company wrote-off approximately $6,400,000 of issuance costs in the third quarter of 2005.

5.             Investments in Partially-Owned Entities

The Company’s investments in partially-owned entities and income recognized from such investments are as follows:

Investments:

(Amounts in thousands)	June 30, 2005	December 31, 2004
Alexander’s	$241,361	$204,762
Newkirk MLP	162,872	158,656
Beverly Connection (see page 8)	104,897	—
GMH Communities L.P.	82,438	84,782
Dune Capital L.P.	50,000	—
Partially-Owned Office Buildings	43,877	48,682
Monmouth Mall Joint Venture	28,642	29,351
478-486 Broadway	36,548	29,170
Starwood Ceruzzi Joint Venture	19,484	19,106
Other	47,772	30,791
	$817,891	$605,300

Equity in Net Income (Loss):

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
(Amounts in thousands)	2005	2004		2005	2004

Income applicable to Alexander’s:
33% share of:
Equity in net income before net gain on sale of condominiums and stock appreciation rights compensation expense	$3,455	$2,868		$8,229	$5,029	(1)
Net gain on sale of condominiums	5,541	—		26,174	—
Stock appreciation rights compensation expense	(2,034)	(2,171)		(9,467)	(12,084)
Equity in net income (loss)	6,962	697		24,936	(7,055)
Interest income	3,047	1,926		5,421	4,598
Development and guarantee fees	975	992		4,236	2,066
Management and leasing fees	2,046	2,163		3,823	3,641
	$13,030	$5,778		$38,416	$3,250
Temperature Controlled Logistics (2):
60% share of equity in net loss	$—	$(1,205)		$—	$(131)
Management fees	—	1,377		—	2,755
Other	—	110		—	199
	—	282		—	2,823
GMH Communities L.P.:
12.22% share of equity in net income	439	—		500	—

Beverly Connection (see page 8):
50% share of equity in net loss	(1,132)	—		(1,491)	—
Interest and fee income	2,305	—		3,022	—
	1,173	—		1,531	—
Newkirk MLP:
22.5% share of equity in net income	2,333 (3)	4,332	(3)	8,144 (4)	12,145	(4)
Interest and other income	600	8,488	(5)	1,257	9,754	(5)
	2,933	12,820		9,401	21,899
Partially-Owned Office Buildings	875	764		1,596	1,287
Other	1,178	(3,163	)(6)	2,792	(2,193	)(6)
	$6,598	$10,703		$15,820	$23,816

See following page for footnotes.

Notes to preceding tabular information:

(1)           Includes the Company’s $1,010 share of Alexander’s loss on early extinguishment of debt.

(2)           Beginning on November 18, 2004, the Company consolidates its investment in Americold and no longer accounts for it on the equity method.

(3)           The three months ended June 30, 2005 includes the Company’s $3,520 share of Newkirk MLP’s impairment loss.  The three months ended June 30, 2004 includes the Company’s $2,142 share of Newkirk MLP’s impairment losses and $519 for the Company’s share of net gains on sale of real estate.

(4)           Includes the Company’s $4,016 and $2,142 share of Newkirk MLP’s impairment losses for the six months ended June 30, 2005 and 2004, respectively.  The six months ended June 30, 2004 also includes $2,436 for the Company’s share of net gains on sale of real estate.

(5)           Interest and other income for the three and six months ended June 30, 2004 includes a gain of $7,494 resulting from the exercise of an option by the Company’s joint venture partner to acquire certain MLP units held by the Company.  The MLP units subject to this option had been issued to the Company on behalf of the Company’s joint venture partner.

(6)           Includes the Company’s $3,833 share of an impairment loss on one of the Starwood Ceruzzi Joint Venture’s properties.

Below is a summary of the debt of partially owned entities as of June 30, 2005 and December 31, 2004, none of which is guaranteed by the Company.

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	June 30, 2005	December 31, 2004
Alexander’s (33% interest):
Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33%	$400,000	$400,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	212,127	213,699
Due to Vornado in January 2006, with interest at 9.3% (one-year treasuries plus 6.0% with a 3.0% floor for treasuries) (prepayable without penalty)	124,000	124,000
Rego Park mortgage note payable, due in June 2009, with interest at 7.25%	81,291	81,661
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
Lexington Avenue construction loan payable, due in January 2006, plus two one-year extensions, with interest at 5.84% (LIBOR plus 2.50%)	90,000	65,168

Newkirk MLP (22.5% interest):
Portion of first mortgages collateralized by the partnership’s real estate, due from 2005 to 2024, with a weighted average interest rate of 8.22% at June 30, 2005 (various prepayment terms)	859,748	859,674

GMH Communities L.P. (12.22% interest):
Mortgage notes payable, collateralized by 27 properties, due from 2005 to 2014, with a weighted average interest rate of 5.41% at June 30, 2005	622,100	359,276

Monmouth Mall (50% interest):
Mortgage note payable, due in November 2005, with interest at LIBOR plus 2.05% and two one-year extension options 5.39% at June 30, 2005	135,000	135,000

Beverly Connection (50% interest):
Mezzanine loans payable, due in February 2006, with a weighted average interest rate of 9.93%, $94,500 of which is due to Vornado (prepayable with yield maintenance)	133,570	—

Partially-Owned Office Buildings:
Kaempfer Properties (2.5% to 7.5% interests in four partnerships) Mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2031, with a weighted average interest rate of 6.99% at June 30, 2005 (various prepayment terms)	312,481	346,869
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	66,815	67,215
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	22,638	23,104

478-486 Broadway (50% interest):
Mortgage note payable, due October 2007, with interest at 6.49% (LIBOR plus 3.15%) (prepayable at any time)	20,000	—

Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	15,190	15,334

Orleans Hubbard (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,534	9,626

Based on the Company’s ownership interest in the partially-owned entities above, the Company’s pro rata share of the debt of these partially-owned entities was $791,514,000 and $669,942,000 as of June 30, 2005 and December 31, 2004, respectively.

Alexander’s

The Company owns 33% of the outstanding common stock of Alexander’s at June 30, 2005.  The Company manages, leases and develops Alexander’s properties pursuant to agreements, which expire in March of each year and are automatically renewable, except for the 731 Lexington Avenue development agreement which provides for a term lasting until substantial completion of the development of the property.

As of June 30, 2005, the Company had a receivable from Alexander’s of $60,034,000 under the agreements discussed above.  In addition, in the six months ended June 30, 2005, Alexander’s paid $1,475,000 to Building Management Services, a wholly-owned subsidiary of the Company, for cleaning and engineering services at Alexander’s Lexington Avenue property.

The residential space at Alexander’s 731 Lexington Avenue property is comprised of 105 condominium units.  At June 30, 2005, 77 of the condominium units have been sold and closed and 22 were under sales contract.  In connection therewith, the Company recognized income of $26,174,000, in the six months ended June 30, 2005, comprised of (i) the Company’s $17,538,000 share of Alexander’s after-tax net gain, using the percentage-of-completion method and (ii) $8,636,000 of income the Company had previously deferred.

Equity in net income from Alexander’s also includes Alexander’s stock appreciation rights compensation expense of which the Company’s share was $2,034,000 and $9,467,000 for the three and six months ended June 30, 2005, based on Alexander’s closing stock price of $248.75 on June 30, 2005.  The three and six months ended June 30, 2004 includes the Company’s $2,171,000 and $12,084,000 share of Alexander’s stock appreciation rights compensation expense based on a closing Alexander’s stock price of $167.74 on June 30, 2004.

On July 6, 2005, Alexander’s completed a $320,000,000 mortgage financing on the retail space at the Company’s 731 Lexington Avenue property.  The loan is interest only at a fixed rate of 4.93% and matures in July 2015.  Of the net proceeds of approximately $312,000,000 (net of mortgage recording tax and closing costs), $90,000,000 was used to pay off the construction loan on the property and $124,000,000 was used to repay the Company’s loan to Alexander’s.

GMH Communities L.P.

As of June 30, 2005, the Company owns 7.3 million limited partnership units, or 12.22% of the limited partnership interest of GMH Communities L.P. (“GMH”), a partnership focused on the student and military housing sectors.  The Company accounts for its interest in the partnership units on the equity-method based on its ownership interest and right to appoint one of its executive officers to GMH Communities Trust’s (“GCT”) Board of Trustees.  GCT is a real estate investment trust that conducts its business through GMH, of which it is the sole general partner.

The Company records its pro rata share of GMH’s net income or loss on a one-quarter lag basis as the Company files its consolidated financial statements on Form 10-K or 10-Q prior to the time GCT files its financial statements.  Equity in net income from GMH for the three months ended June 30, 2005 was $439,000, representing the Company’s share of GMH’s net income from January 1, 2005 to March 31, 2005.  Equity in net income from GMH for the six months ended June 30, 2005 was $500,000, representing the Company’s share of GMH’s net income from November 3, 2004 to March 31, 2005.

In addition to the above, the Company holds warrants to purchase an additional 5.7 million limited partnership units of GMH or common shares of GCT at a price of $8.82 per unit or share through May 6, 2006.  Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  In the three months ended June 30, 2005, the Company recognized income of $12,741,000 from the mark-to-market of these warrants, which were valued using a trinomial option pricing model based on GCT’s closing stock price on the NYSE of $13.85 per share on June 30, 2005.  For the six months ended June 30, 2005, total income recognized from the mark-to-market of these warrants was $2,563,000.

6.             Notes, Mortgage Loans Receivable and Other Investments

On January 7, 2005, all of the outstanding General Motors Building loans aggregating $275,000,000 were repaid.  In connection therewith, the Company received a $4,500,000 prepayment premium and $1,996,000 of accrued interest and fees through January 14, 2005, which is included in “interest and other investment income” on the Company’s consolidated statement of income for the six months ended June 30, 2005.

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

On February 4, 2005, the Company made a $17,000,000 mezzanine loan secured by Roney Palace Phase II, in Miami Beach, Florida, a 593-room hotel to be converted to residential condominiums.  The loan, which was subordinate to $141,000,000 of other debt and bore interest at LIBOR plus 9.53% (12.87% as of June 30, 2005), was repaid on July 20, 2005.

On April 7, 2005, the Company made a $108,000,000 mezzanine loan secured by The Sheffield, a mixed-use residential property in Manhattan, containing 845 apartments, 109,000 square feet of office space and 6,900 square feet of retail space.  The loan is subordinate to $378,500,000 of other debt, matures in April 2007 with a one-year extension, provides for a 1% placement fee, and bears interest at LIBOR plus 7.75% (11.09% as of June 30, 2005).

On May 11, 2005, the Company’s $83,000,000 loan to Extended Stay America was repaid.  In connection therewith, the Company received an $830,000 prepayment premium, which is included in “interest and other investment income” on the Company’s consolidated statement of income for the three and six months ended June 30, 2005.

7.             Identified Intangible Assets, Intangible Liabilities and Goodwill

The following summarizes the Company’s identified intangible assets, intangible liabilities (deferred credit) and goodwill as of June 30, 2005 and December 31, 2004.

(Amounts in thousands)	June 30, 2005	December 31, 2004

Identified intangible assets (included in other assets):
Gross amount	$238,250	$238,064
Accumulated amortization	(63,855)	(61,942)
Net	$174,395	$176,122

Goodwill (included in other assets):
Gross amount	$11,227	$10,425

Identified intangible liabilities (included in deferred credit):
Gross amount	$150,733	$121,202
Accumulated amortization	(58,990)	(50,938)
Net	$91,743	$70,264

Amortization of acquired below market leases, net of acquired above market leases (a component of rental income) was $3,427,000 and $5,656,000 for the three and six months ended June 30, 2005 and $3,112,000 and $6,762,000 for the three and six months ended June 30, 2004.  The estimated annual amortization of acquired below market leases, net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2006	$6,558
2007	6,137
2008	5,730
2009	4,891
2010	4,331

The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2006	$15,033
2007	13,793
2008	13,263
2009	13,045
2010	12,302

8.             Debt

Following is a summary of the Company’s debt:

		Interest Rate as at	Balance as of
		June 30,	June 30,	December 31,
(Amounts in thousands)	Maturity	2005	2005	2004
Notes and Mortgages Payable:
Fixed Interest:
Office:
NYC Office:
Two Penn Plaza	02/11	4.97%	$300,000	$300,000
888 Seventh Avenue	02/06	6.63%	105,000	105,000
Eleven Penn Plaza	12/14	5.20%	218,258	219,777
866 UN Plaza	05/07	8.39%	47,505	48,130
909 Third Avenue (1)	04/15	5.64%	224,555	—
Washington DC Office:
Crystal Park 1-5	07/06-08/13	6.66%-8.39%	251,832	253,802
Crystal Gateway 1-4 Crystal Square 5	07/12-01/25	6.75%-7.09%	211,831	212,643
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	140,417	141,502
Skyline Place	08/06-12/09	6.60%-6.93%	130,838	132,427
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	93,704	94,409
Courthouse Plaza 1 and 2	01/08	7.05%	76,825	77,427
Reston Executive I, II and III	01/06	6.75%	71,122	71,645
Crystal Gateway N., Arlington Plaza and 1919 S. Eads	11/07	6.77%	69,536	70,215
One Skyline Tower	06/08	7.12%	63,273	63,814
Crystal Malls 1-4	12/11	6.91%	52,284	55,228
1750 Pennsylvania Avenue	06/12	7.26%	48,617	48,876
One Democracy Plaza (2)	N/A	N/A	—	26,121
Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	473,011	476,063
Green Acres Mall	02/08	6.75%	144,594	145,920
Las Catalinas Mall	11/13	6.97%	65,152	65,696
Montehiedra Town Center	05/07	8.23%	57,560	57,941
Forest Plaza	05/09	4.00%	20,497	20,924
Lodi Shopping Center	06/14	5.12%	12,050	12,228
386 West Broadway	05/13	5.09%	5,018	5,083
Rockville Town Center	12/10	5.52%	15,334	—
Westbury Retail Condominium	05/18	5.29%	80,000	—
Merchandise Mart:
Washington Design Center	11/11	6.95%	47,214	47,496
Market Square Complex	07/11	7.95%	44,608	45,287
Furniture Plaza	02/13	5.23%	43,768	44,497
Other	10/10-06/28	7.52%-7.71%	17,987	18,156
Temperature Controlled Logistics:
Cross collateralized mortgages payable on 57 properties	05/08	6.89%	476,788	483,533
Other:
Industrial Warehouses	10/11	6.95%	48,086	48,385
Total Fixed Interest Notes and Mortgages Payable		6.86%	3,657,264	3,392,225

			Interest Rate
		Spread	as at	Balance as of
		over	June 30,	June 30,	December 31,
(Amounts in thousands)	Maturity	LIBOR	2005	2005	2004
Notes and Mortgages Payable:
Variable Interest:
Office:
NYC Office:
770 Broadway	06/06	L+105	4.39%	$170,000	$170,000
909 Third Avenue	(1)	(1)	(1)	—	125,000
Washington DC Office:
Bowen Building	02/07	L+150	4.84%	62,099	—
Commerce Executive III, IV and V	07/05	L+150	4.84%	41,493	41,796
Commerce Executive III, IV and V B	07/05	L+85	4.19%	10,000	10,000

Temperature Controlled Logistics:
Cross collateralized mortgages payable on 27 properties	04/09	L+295	6.29%	247,709	250,207

Total Variable Interest Notes and Mortgages Payable			5.36%	531,301	597,003
Total Notes and Mortgages Payable			6.67%	$4,188,565	$3,989,228

Senior Unsecured Notes:
Senior unsecured notes due 2007 at fair value (accreted carrying amount of $499,715 and $499,643)	06/07	L+77	4.11%	$506,942	$512,791
Senior unsecured notes due 2009	08/09		4.50%	249,577	249,526
Senior unsecured notes due 2010	12/10		4.75%	199,797	199,779
Total senior unsecured notes			4.35%	$956,316	$962,096

Exchangeable senior debentures due 2025 (3)	03/25		3.875%	$490,250	$—

Unsecured revolving credit facility	07/06	L+65	N/A	$—	$—

Mortgage Notes Payable related to discontinued operations:
400 North LaSalle				$—	$5,187

(1)           On March 31, 2005, the Company completed a $225,000 refinancing of 909 Third Avenue.  The loan bears interest at a fixed rate of 5.64% and matures in April 2015.  The Company retained net proceeds of approximately $100,000 after repaying the existing floating rate loan on the property and closing costs.

(2)           Repaid in May 2005.

(3)           On March 29, 2005, the Company completed a public offering of $500,000 aggregate principal amount of 3.875% exchangeable senior debentures due 2025 pursuant to an effective registration statement.  The notes were sold at 98.0% of their aggregate principal amount.  The aggregate net proceeds from this offering, after the underwriters’ discount, were approximately $490,000.  The debentures are exchangeable, under certain circumstances, for common shares of the Company at an initial exchange rate of 10.9589 common shares per $1,000 of principal amount of debentures.  The initial exchange price of $91.25 represented a premium of 30% to the closing price for the Company’s common shares on March 22, 2005 of $70.25.  The Company may elect to settle any exchange right in cash.  The debentures permit the Company to increase its common dividend 5% per annum, cumulatively, without an increase to the exchange rate.  The debentures are redeemable at the Company’s option beginning in 2012 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require the issuer to repurchase their debentures in 2012, 2015 and 2020 and in the event of a change in control.

9.             Fee and Other Income

The following table sets forth the details of fee and other income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands)	2005	2004	2005	2004
Tenant cleaning fees	$7,605	$7,327	$15,222	$14,711
Management and leasing fees	4,265	3,903	8,081	9,955
Lease termination fees	3,878	1,282	18,179	3,888
Other income	5,828	6,478	9,923	8,394
	$21,576	$18,990	$51,405	$36,948

Fee and other income above includes management fee income from Interstate Properties, a related party, of $199,000 and $183,000 in the three months ended June 30, 2005 and 2004, respectively and $382,000 and $396,000 in the six months ended June 30, 2005 and 2004, respectively.  The above table excludes fee income from partially-owned entities which is included in income from partially-owned entities (see Note 5 – Investments in Partially-Owned Entities).

10.          Discontinued Operations

In 2004, the Company classified Arlington Plaza, an office property located in Arlington, Virginia as a discontinued operation and reported revenues and expenses related to the property as discontinued operations and classified the related assets and liabilities as assets and liabilities held for sale for all periods presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as subsequently amended by Form 10-K/A.  On June 30, 2005, the Company made a decision not to sell Arlington Plaza and, accordingly, reclassified the related assets and liabilities and revenues and expenses back into continuing operations for all periods presented in its quarterly report on Form 10-Q for the quarter ended June 30, 2005.

Assets related to discontinued operations at June 30, 2005 and December 31, 2004, consist primarily of the net book value of real estate and represents a retail property located in Vineland, New Jersey and the 400 North LaSalle Residential Complex which was sold on April 21, 2005.

The combined results of operations of the assets related to discontinued operations for the three and six months ended June 30, 2005 and 2004 include the operating results of the assets related to discontinued operations above, as well as the Company’s Palisades Residential Complex sold on June 29, 2004, and Dundalk, Maryland retail property sold on August 12, 2004.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands)	2005	2004	2005	2004
Total revenues	$443	$6,049	$2,443	$10,772
Total expenses	341	4,901	1,551	9,498
Net income	102	1,148	892	1,274
Gain on sale of 400 N. LaSalle	31,614	—	31,614	—
Gain on sale of Palisades	—	65,905	—	65,905
Income from discontinued operations	$31,716	$67,053	$32,506	$67,179

11.          Income Per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of (i) basic income per common share - which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income per common share - which includes the weighted average common shares and potentially dilutive share equivalents.  Potentially dilutive share equivalents include the Company’s Series A convertible preferred shares, employee stock options and restricted share awards, exchangeable senior debentures due 2005 as well as Vornado Realty L.P.’s convertible preferred units.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004

Numerator:
Income from continuing operations (applicable to common shares)	$149,366	$94,948	$348,395	$177,261
Income from discontinued operations	31,716	67,053	32,506	67,179
Net income	181,082	162,001	380,901	244,440
Preferred share dividends	(8,385)	(3,565)	(20,771)	(11,547)

Numerator for basic income per share – net income applicable to common shares	172,697	158,436	360,130	232,893
Impact of assumed conversions:
Interest on 3.875% exchangeable senior debentures	5,094	—	5,578	—
Series A convertible preferred share dividends	240	267	495	539
Numerator for diluted income per share – net income applicable to common shares	$178,031	$158,703	$366,203	$233,432

Denominator:
Denominator for basic income per share – weighted average shares	130,178	125,468	129,254	123,539
Effect of dilutive securities:
Employee stock options and restricted share awards	6,747	4,821	6,511	5,084
3.875% exchangeable senior debentures	5,479	—	2,816	—
Series A convertible preferred shares	409	455	422	464

Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	142,813	130,744	139,003	129,087

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$1.09	$.73	$2.54	$1.35
Income from discontinued operations	.24	.53	.25	.54
Net income per common share	$1.33	$1.26	$2.79	$1.89

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$1.03	$.70	$2.40	$1.29
Income from discontinued operations	.22	.51	.23	.52
Net income per common share	$1.25	$1.21	$2.63	$1.81

12.          Comprehensive Income

The following table sets forth the Company’s comprehensive income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands)	2005	2004	2005	2004
Net income	$181,082	$162,001	$380,901	$244,440
Other comprehensive income (loss)	27,616	(4,130)	21,726	(824)
Comprehensive income	$208,698	$157,871	$402,627	$243,616

Accumulated other comprehensive income amounted to $69,508,000 as at June 30, 2005, substantially all of which relates to income from the mark-to-market of marketable equity securities classified as available-for-sale.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004
Net income applicable to common shares:
As reported	$172,697	$158,436	$360,130	$232,893
Stock-based compensation cost, net of minority interest	(84)	(910)	(167)	(1,821)
Pro forma	$172,613	$157,526	$359,963	$231,072
Net income per share applicable to common shares:
Basic:
As reported	$1.33	$1.26	$2.79	$1.89
Pro forma	1.33	1.26	2.78	1.87
Diluted:
As reported	$1.25	$1.21	$2.63	$1.81
Pro forma	1.25	1.21	2.63	1.80

14.          Commitments and Contingencies

At June 30, 2005, the Company utilized $29,659,000 of availability under its revolving credit facility for letters of credit and guarantees.

On March 5, 2005, as part of the Company’s investment in a joint venture that owns Beverly Connection (see Note 4), the Company committed to provide up to an additional $35,000,000 of preferred equity to the venture, if requested by the venture.

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

The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002 which expires in 2005 and (v) rental loss insurance) with respect to its assets.  In April 2004, the Company renewed its all risk policies through December 31, 2005 and increased its coverage for Acts of Terrorism for each of its New York Office, Washington DC Office, Retail and Merchandise Mart divisions.  Below is a summary of the current all risk property insurance and terrorism risk insurance for each of the Company’s business segments:

	Coverage Per Occurrence
	All Risk (1)	Sub-Limits for Acts of Terrorism
New York Office	$1,400,000,000	$750,000,000
Washington DC Office	1,400,000,000	750,000,000
Retail	500,000,000	500,000,000
Merchandise Mart	1,400,000,000	750,000,000
Temperature Controlled Logistics	225,000,000	225,000,000

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming the Company has no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty.  On May 17, 2005, the Company served a motion for summary judgment.  On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment.  The hearing date for the motions has not yet been set.  The Company intends to pursue its claims against Stop & Shop vigorously.

15.          Retirement Plans

The following table sets forth the components of net periodic benefit costs:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands)	2005	2004	2005	2004
Service cost	$(402)	$—	$650	$—
Interest cost	859	304	2,476	608
Expected return on plan assets	(1,054)	(267)	(2,692)	(535)
Amortization of net (gain) loss	19	53	103	107
Net periodic benefit cost	$(578)	$90	$537	$180

Employer Contributions

The Company made contributions of $2,578,000 and $510,000 to the plans during the six months ended June 30, 2005 and 2004, respectively.  The Company anticipates additional contributions of $4,962,000 to the plans during the remainder of 2005.

16.          Related Party Transactions

Melvyn H. Blum, Executive Vice President – Development, resigned from the Company effective July 15, 2005.  In accordance with the terms of his employment agreement, his $2,000,000 outstanding loan as of June 30, 2005 is due on August 14, 2005.

17.          Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA (1) by segment for the three months ended June 30, 2005 and 2004.

	For the Three Months Ended June 30, 2005
(Amounts in thousands)	Total	Office (3)	Retail (3)	Merchandise Mart (3)	Temperature Controlled Logistics (4)	Other (5)
Property rentals	$329,881	$206,572	$49,068	$56,330	$—	$17,911
Straight-line rents:
Contractual rent increases	6,107	3,409	1,355	1,374	—	(31)
Amortization of free rent	4,538	1,557	345	2,636	—	—
Amortization of acquired below-market leases, net	3,427	2,043	1,384	—	—	—
Total rentals	343,953	213,581	52,152	60,340	—	17,880
Temperature Controlled Logistics	178,891	—	—	—	178,891	—
Tenant expense reimbursements	50,365	26,105	18,871	4,611	—	778
Fee and other income:
Tenant cleaning fees	7,605	7,605	—	—	—	—
Management and leasing fees	4,265	3,940	307	18	—	—
Lease termination fees	3,878	3,175	—	703	—	—
Other	5,828	4,583	74	1,171	—	—
Total revenues	594,785	258,989	71,404	66,843	178,891	18,658
Operating expenses	283,886	93,596	20,657	21,594	136,720	11,319
Depreciation and amortization	83,664	43,050	8,554	9,885	19,006	3,169
General and administrative	45,805	9,170	3,689	7,187	9,972	15,787
Total expenses	413,355	145,816	32,900	38,666	165,698	30,275
Operating income (loss)	181,430	113,173	38,504	28,177	13,193	(11,617)
Income applicable to Alexander’s	13,030	101	53	—	—	12,876
Income from partially-owned entities	6,598	876	1,760	286	194	3,482
Interest and other investment income	69,923	425	64	71	669	68,694
Interest and debt expense	(83,615)	(34,558)	(14,292)	(2,680)	(13,955)	(18,130)
Minority interest of partially-owned entities	1,127	—	—	42	1,085	—
Income from continuing operations	188,493	80,017	26,089	25,896	1,186	55,305
Income (loss) from discontinued operations	31,716	—	(33)	—	—	31,749
Income before allocation to limited partners	220,209	80,017	26,056	25,896	1,186	87,054
Limited partners’ interest in the Operating Partnership	(23,975)	—	—	—	—	(23,975)
Perpetual preferred unit distributions of the Operating Partnership	(15,152)	—	—	—	—	(15,152)
Net income	181,082	80,017	26,056	25,896	1,186	47,927
Interest and debt expense (2)	91,875	35,598	16,857	2,905	6,640	29,875
Depreciation and amortization(2)	80,788	43,874	9,515	10,052	9,070	8,277
Income taxes	1,242	58	—	540	359	285
EBITDA(1)	$354,987	$159,547	$52,428	$39,393	$17,255	$86,364

EBITDA includes a net gain on sale of real estate of $31,614, which relates to the Other segment.

See footnotes on page 30.

	For the Three Months Ended June 30, 2004
(Amounts in thousands)	Total	Office (3)	Retail (3)	Merchandise Mart (3)	Temperature Controlled Logistics (4)	Other (5)
Property rentals	$317,218	$206,364	$39,588	$55,066	$—	$16,200
Straight-line rents:
Contractual rent increases	8,075	6,273	1,359	457	—	(14)
Amortization of free rent	6,903	3,104	2,873	928	—	(2)
Amortization of acquired below-market leases, net	3,112	1,699	1,413	—	—	—
Total rentals	335,308	217,440	45,233	56,451	—	16,184
Tenant expense reimbursements	44,698	23,146	15,882	5,042	—	628
Fee and other income:
Tenant cleaning fees	7,327	7,327	—	—	—	—
Management and leasing fees	3,903	3,627	252	8	—	16
Lease termination fees	1,282	204	—	1,078	—	—
Other	6,478	4,368	669	1,428	—	13
Total revenues	398,996	256,112	62,036	64,007	—	16,841
Operating expenses	143,429	89,177	19,830	22,753	—	11,669
Depreciation and amortization	57,757	38,130	6,905	9,323	—	3,399
General and administrative	29,942	8,254	3,127	5,503	—	13,058
Total expenses	231,128	135,561	29,862	37,579	—	28,126
Operating income (loss)	167,868	120,551	32,174	26,428	—	(11,285)
Income applicable to Alexander’s	5,778	242	151	—	—	5,385
Income (loss) from partially-owned entities	10,703	764	(3,643)	249	282	13,051
Interest and other investment income	9,607	160	66	21	—	9,360
Interest and debt expense	(57,061)	(32,038)	(14,579)	(2,770)	—	(7,674)
Minority interest of partially-owned entities	12	—	—	—	—	12
Income from continuing operations	136,907	89,679	14,169	23,928	282	8,849
Income from discontinued operations	67,053	—	176	—	—	66,877
Income before allocation to limited partners	203,960	89,679	14,345	23,928	282	75,726
Limited partners’ interest in the Operating Partnership	(25,011)	—	—	—	—	(25,011)
Perpetual preferred unit distributions of the Operating Partnership	(16,948)	—	—	—	—	(16,948)
Net income	162,001	89,679	14,345	23,928	282	33,767
Interest and debt expense (2)	76,499	32,991	15,334	3,000	7,708	17,466
Depreciation and amortization (2)	73,012	38,829	8,035	9,456	8,664	8,028
Income taxes	147	9	—	—	—	138
EBITDA (1)	$311,659	$161,508	$37,714	$36,384	$16,654	$59,399

EBITDA includes a net gain on sale of real estate of $65,905, which relates to the Other segment.

See footnotes on page 30.

Below is a summary of net income and a reconciliation of net income to EBITDA (1) by segment for the six months ended June 30, 2005 and 2004.

	For the Six Months Ended June 30, 2005
(Amounts in thousands)	Total	Office (3)	Retail (3)	Merchandise Mart (3)		Temperature Controlled Logistics (4)	Other (5)
Property rentals	$653,567	$417,096	$96,564	$108,670		$—	$31,237
Straight-line rents:
Contractual rent increases	10,700	7,920	2,664	80		—	36
Amortization of free rent	11,359	5,609	973	4,777		—	—
Amortization of acquired below-market leases, net	5,656	3,527	2,129	—		—	—
Total rentals	681,282	434,152	102,330	113,527		—	31,273
Temperature Controlled Logistics	360,116	—	—	—		360,116	—
Tenant expense reimbursements	100,651	53,607	37,124	8,507		—	1,413
Fee and other income:
Tenant cleaning fees	15,222	15,222	—	—		—	—
Management and leasing fees	8,081	7,554	497	30		—	—
Lease termination fees	18,179	3,505	583	14,091	(3)	—	—
Other	9,923	7,359	111	2,453		—	—
Total revenues	1,193,454	521,399	140,645	138,608		360,116	32,686
Operating expenses	581,146	193,200	43,224	45,949		276,278	22,495
Depreciation and amortization	161,804	83,339	15,558	19,288		37,377	6,242
General and administrative	86,507	17,779	7,488	12,465		18,769	30,006
Total expenses	829,457	294,318	66,270	77,702		332,424	58,743
Operating income (loss)	363,997	227,081	74,375	60,906		27,692	(26,057)
Income applicable to Alexander’s	38,416	189	346	—		—	37,881
Income from partially-owned entities	15,820	1,596	3,296	430		426	10,072
Interest and other investment income	171,121	661	280	119		700	169,361
Interest and debt expense	(161,314)	(68,195)	(29,178)	(5,357)		(27,600)	(30,984)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	3,488	573	896	—		—	2,019
Minority interest of partially-owned entities	1,730	—	—	94		1,636	—
Income from continuing operations	433,258	161,905	50,015	56,192		2,854	162,292
Income (loss) from discontinued operations	32,506	—	(97)	—		—	32,603
Income before allocation to limited partners	465,764	161,905	49,918	56,192		2,854	194,895
Limited partners’ interest in the Operating Partnership	(51,170)	—	—	—		—	(51,170)
Perpetual preferred unit distributions of the Operating Partnership	(33,693)	—	—	—		—	(33,693)
Net income	380,901	161,905	49,918	56,192		2,854	110,032
Interest and debt expense (2)	174,966	70,237	33,299	5,807		13,132	52,491
Depreciation and amortization(2)	155,752	85,123	17,298	19,588		17,837	15,906
Income taxes	1,929	312	—	618		619	380
EBITDA(1)	$713,548	$317,577	$100,515	$82,205		$34,442	$178,809

EBITDA includes a net gain on sale of real estate of $31,614, which relates to the Other segment.

See footnotes on page 30.

	For the Six Months Ended June 30, 2004
(Amounts in thousands)	Total	Office (3)	Retail (3)	Merchandise Mart (3)	Temperature Controlled Logistics (4)	Other (5)
Property rentals	$626,860	$413,347	$77,430	$107,507	$—	$28,576
Straight-line rents:
Contractual rent increases	15,731	12,240	2,219	1,245	—	27
Amortization of free rent	12,118	4,905	5,208	2,009	—	(4)
Amortization of acquired below-market leases, net	6,762	4,360	2,402	—	—	—
Total rentals	661,471	434,852	87,259	110,761	—	28,599
Tenant expense reimbursements	93,022	49,991	31,303	10,362	—	1,366
Fee and other income:
Tenant cleaning fees	14,711	14,711	—	—	—	—
Management and leasing fees	9,955	9,355	545	22	—	33
Lease termination fee	3,888	2,666	124	1,098	—	—
Other	8,394	5,236	706	2,431	—	21
Total revenues	791,441	516,811	119,937	124,674	—	30,019
Operating expenses	297,135	185,874	38,500	49,734	—	23,027
Depreciation and amortization	113,800	76,666	13,088	17,292	—	6,754
General and administrative	60,514	19,794	6,082	10,550	—	24,088
Total expenses	471,449	282,334	57,670	77,576	—	53,869
Operating income (loss)	319,992	234,477	62,267	47,098	—	(23,850)
Income applicable to Alexander’s	3,250	242	324	—	—	2,684
Income (loss) from partially-owned entities	23,816	1,287	(2,896)	369	2,823	22,233
Interest and other investment income	18,852	404	105	57	—	18,286
Interest and debt expense	(115,726)	(65,128)	(29,570)	(5,670)	—	(15,358)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	776	—	—	—	—	776
Minority interest of partially-owned entities	15	—	—	—	—	15
Income from continuing operations	250,975	171,282	30,230	41,854	2,823	4,786
Income from discontinued operations	67,179	—	398	—	—	66,781
Income before allocation to limited partners	318,154	171,282	30,628	41,854	2,823	71,567
Limited partners’ interest in the Operating Partnership	(39,468)	—	—	—	—	(39,468)
Perpetual preferred unit distributions of the Operating Partnership	(34,246)	—	—	—	—	(34,246)
Net income (loss)	244,440	171,282	30,628	41,854	2,823	(2,147)
Interest and debt expense (2)	154,480	67,037	31,078	6,128	15,215	35,022
Depreciation and amortization (2)	144,308	78,148	14,882	17,559	17,352	16,367
Income taxes	228	20	—	—	—	208
EBITDA (1)	$543,456	$316,487	$76,588	$65,541	$35,390	$49,450

EBITDA includes a net gain on sale of real estate of $65,905, which relates to the Other segment.

See footnotes on the following page.

Notes to preceding tabular information

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

In the first quarter of 2005, the Company began redevelopment of a portion of this property into a permanent showroom building for the giftware industry.  As of January 1, 2005, the Company transferred the operations and financial results related to the office component of this asset from the New York Office division to the Merchandise Mart division for both the current and prior periods presented.  The operations and financial results related to the retail component of this asset were transferred to the Retail division for both current and prior periods presented.

(4)           Operating results for the three and six months ended June 30, 2005, reflect the consolidation of the Company’s investment in Americold on November 18, 2004.  Previously, this investment was accounted for on the equity method.

(5)           Other EBITDA is comprised of:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands)	2005	2004	2005	2004
Newkirk:
Equity in income of MLP	$8,957	$11,345	$21,177	$26,613
Interest and other income	2,469	10,216	4,895	13,140
Alexander’s	19,933	10,044	50,202	11,470
Industrial warehouses	1,545	1,129	2,683	2,394
Hotel Pennsylvania	6,281	4,026	8,535	4,320
GMH Communities L.P.	2,023	—	2,993	—
Student housing	—	489	—	1,028
	41,208	37,249	90,485	58,965
Limited partners’ interest in the Operating Partnership	(23,975)	(25,011)	(51,170)	(39,468)
Perpetual preferred unit distributions of the Operating Partnership	(15,152)	(16,948)	(33,693)	(34,246)
Corporate general and administrative expenses	(14,757)	(12,102)	(27,911)	(22,124)
Investment income and other	16,686	8,175	34,004	16,697
Net gain on conversion of Sears common shares and derivative position to Sears Holdings common shares and derivative position	—	—	86,094	—
Income from mark-to-market of Sears Holdings derivative position	37,860	—	45,759	—
Income from on mark-to-market of GMH Communities L.P. warrants	12,741	—	2,563	—
Discontinued operations:
Palisades (including $65,905 net gain on sale)	—	68,030	—	69,704
400 North LaSalle (including $31,614 net gain on sale)	31,753	6	32,678	(78)
	$86,364	$59,399	$178,809	$49,450

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust as of June 30, 2005, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2, the accompanying consolidated statement of cash flows for the six month period ended June 30, 2004 has been restated.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2005, (June 8, 2005 as to the effects of the restatements discussed in Note 17), we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s application of the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.”  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
July 29, 2005

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 under “Forward Looking Statements” and “Item 1. Business – Certain Factors That May Adversely Affect Our Business and Operations.”  For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three and six months ended June 30, 2005.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

As discussed in Note 2 to the consolidated financial statements, subsequent to the issuance of the Company’s consolidated financial statements for the quarterly period ended March 31, 2005, management determined that the Company’s consolidated statements of cash flows for the six months ended June 30, 2004 should be restated to reclassify $7,722,000 of “net cash provided by investing activities” to “net cash provided by operating activities” as it relates to distributions of income received from partially-owned entities accounted for on the equity method.  The restatement does not affect the total net change in cash and cash equivalents for the six months ended June 30, 2004 and has no impact on the Company’s consolidated balance sheet, consolidated statement of income or the related income per share amounts.  The Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the six month period ended June 30, 2004 has been updated to reflect this restatement.

Overview

The Company owns and operates office, retail and showroom properties with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area.  In addition, the Company has a 47.6% interest in an entity that owns and operates 85 cold storage warehouses nationwide.

The Company’s business objective is to maximize shareholder value.  The Company measures its success in meeting this objective by the total return to its shareholders.  Below is a table comparing the Company’s performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending June 30, 2005:

	Total Return (1)
	Vornado	RMS
Three-months	17.2%	14.9%
One-year	47.2%	32.9%
Three-years	105.8%	74.5%
Five-years	209.1%	150.3%
Ten-years	698.7%	294.0	%(2)

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

2005 Acquisitions

Rockville Town Center

On March 3, 2005, the Company acquired a 94,078 square foot property located in Rockville, Maryland for $24,785,000, of which $9,350,000 was paid in cash and $15,435,000 was debt assumed.

Beverly Connection

On March 5, 2005, the Company acquired a 50% interest in a venture that owns Beverly Connection, a two-level urban shopping center, containing 322,000 square feet, located in Los Angeles, California for $10,700,000 in cash.  In addition, the Company provided the venture with $35,000,000 of preferred equity yielding 13.5% for up to a three-year term and a $59,500,000 first mortgage loan due February 2006 bearing interest at 8.1%.  The Company will also provide up to an additional $35,000,000 of preferred equity, if requested by the venture.  The shopping center is anchored by a Ralph’s Supermarket, Old Navy and Sports Chalet.  The venture plans to redevelop the property and add retail, residential condominiums and assisted living facilities.  The redevelopment is subject to government approvals.  This investment is accounted for under the equity method of accounting.  The Company records its prorata share of net income or loss in Beverly Connection on a one-month lag basis as the Company files its consolidated financial statements on Form 10-K and 10-Q prior to the time the venture reports its earnings.

Westbury Retail Condominium

On May 20, 2005, the Company acquired the retail condominium of the former Westbury Hotel in Manhattan for $113,000,000 in cash.  Simultaneously with the closing, the Company placed an $80,000,000 mortgage loan on the property bearing interest at 5.292% and maturing in 2018.  This Manhattan property occupies the entire Madison Avenue block-front between 69th and 70th Streets, contains approximately 17,000 square feet and is fully occupied by luxury retailers, Cartier, Chloe and Gucci under leases that expire in 2018.

Dune Capital

On May 31, 2005 the Company contributed $50,000,000 in cash to Dune Capital L.P., a limited partnership involved in corporate, real estate and asset-based investments.  The Company’s investment represents a 3.5% limited partnership interest as at June 30, 2005.  Accordingly, the Company accounts for this investment on the cost method.

Gun Hill Road

On June 7, 2005, the Company acquired a 66,765 square foot retail center located in the Bronx, New York for approximately $18,000,000 in cash.

Bowen Building

On June 13, 2005, the Company acquired the 90% that it did not already own of the Bowen Building, a 231,000 square foot class A office building located at 875 15th Street N.W. in the Central Business District of Washington D.C.  The purchase price was $119,000,000, consisting of $63,000,000 in cash and an existing mortgage of $56,000,000 bearing interest at LIBOR plus 1.5%, due in February 2007.  The building is 83% occupied by two tenants under leases that expire in 2015 and 2020.

H Street Building Corporation (“H Street”)

On July 20, 2005, the Company acquired H Street, which owns directly or indirectly through stock ownership in corporations, a 50% interest in real estate assets located in Pentagon City, Virginia including 34 acres of land leased to various residential and retail operators; a 1,670 unit apartment complex; 10 acres of land, as well as two office buildings located in Washington, DC containing 577,000 square feet. The purchase price was approximately $246,600,000, of which $194,500,000 was paid in cash and $52,100,000 for the Company’s pro-rata share of existing mortgage debt.  On July 22, 2005, two of the corporations, now owned 50% by the Company, filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court for the District of Columbia alleging that the Company (i) encouraged H Street to breach its fiduciary duties to these corporations and (ii) interfered with prospective business and contractual relationships.  The complaint seeks an unspecified amount of damages and a rescission of the Company’s acquisition of H Street.  The Company believes that the complaint is without merit and that it will be successful in defending against this action.

Toys “R” Us

On July 21, 2005, a joint venture owned equally by the Company, Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys “R” Us, Inc. (NYSE: TOY) for $26.75 per share in cash or approximately $6.6 billion.  In connection therewith, the Company provided $428,000,000 of the $1.3 billion of equity to the venture, consisting of $407,000,000 in cash and $21,000,000 in Toys “R” Us common shares held by the Company.  This investment will be accounted for under the equity method of accounting.  Because Toys “R” Us prepares its financial statements based on a January 31 fiscal year-end, the Company will record its pro-rata share of Toys “R” Us net income or loss on a one-quarter lag basis.  Accordingly, the Company will record its pro-rata share of Toys “R” Us financial results for the quarter ended October 29, 2005 in the Company’s quarter ended December 31, 2005.

East 66th Street

On July 25, 2005, the Company acquired a property located at Madison Avenue and East 66th Street in Manhattan for $158,000,000 in cash.  The property contains 37 rental apartments with an aggregate of 85,000 square feet, and 9,100 square feet of retail space.

Investment in Sears, Roebuck and Co.(“Sears”)

As a result of the merger between Sears and Kmart on March 30, 2005, in exchange for 1,176,600 Sears common shares owned, the Company received 370,330 common shares of Sears Holdings Corporation (Nasdaq:  SHLD) (“Sears Holdings”) valued at $48,143,000 based on the $130.00 closing share price that day and $21,797,000 of cash.  The Company recognized a net gain of $27,651,000 in the first quarter of 2005, which was the difference between the aggregate cost basis in the Sears shares of $42,289,000 and the market value of the total consideration received on March 30, 2005 of $69,940,000.  On April 4, 2005, 99,393 of the Company’s Sears Holdings common shares were utilized to satisfy the third-party participation discussed below.  The remaining 270,937 Sears Holdings shares are recorded as marketable equity securities on the Company’s consolidated balance sheet and are classified as “available-for-sale.”  At June 30, 2005, based on Sears Holdings’ closing stock price of $149.87 per share, $5,383,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income” in the shareholders’ equity section of the balance sheet.

In addition, as a result of the merger, pursuant to the terms of the contract the Company’s derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings valued at $323,936,000 based on the $130.00 per share closing price on March 30, 2005, the date of the merger, and $146,663,000 of cash.  As a result, the Company recognized a net gain of approximately $58,443,000 based on the fair value of the Company’s derivative position.  In addition, the Company recorded additional income of $37,860,000 and $45,759,000, for the three and six months ended June 30, 2005, respectively, from the mark-to-market of the derivative position based on Sears Holdings’ June 30, 2005 closing share price of $149.87.

The Company’s aggregate net gain recognized on the owned shares and the derivative position from inception to June 30, 2005 was $213,583,000, which is after deducting $13,975,000 for a third-party performance-based participation.  On April 4, 2005, the Company satisfied the performance-based participation through the transfer of 99,393 of its Sears Holdings shares.  As a result of these transactions, the Company owns 270,937 common shares of Sears Holdings and has an economic interest in an additional 2,491,819 common shares through its derivative position.

Other

On April 5, 2005, the $24,000,000 bridge loan the Company provided to its 478-486 Broadway joint venture (50% owned by the Company) was replaced with a $20,000,000 loan and $2,000,000 of cash contributed by each of the venture partners.  The new loan bears annual interest at 90-day LIBOR plus 3.15% (6.49% as of June 30, 2005), matures in October 2007 and is prepayable at any time.

On July 19, 2005, a joint venture, owned equally by the Company and The Related Companies, entered into a Memorandum of Understanding and has been conditionally designated as the developer to convert the Farley Post Office in Manhattan into the new Moynihan Train Station.  The Moynihan Station project involves 300,000 square feet for a new transportation facility to be financed with public funding, as well as 850,000 square feet of commercial space and up to 1,000,000 square feet of air rights intended to be transferred to an adjacent site. The commercial space is currently anticipated to include a variety of retail uses, restaurants, a boutique hotel and merchandise mart space.

2005 Mezzanine Loan Activity:

On January 7, 2005, all of the outstanding General Motors Building loans aggregating $275,000,000 were repaid.  In connection therewith, the Company received a $4,500,000 prepayment premium and $1,996,000 of accrued interest and fees through January 14, 2005, which is included in “interest and other income” on the Company’s consolidated statement of income for the six months ended June 30, 2005.

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

On February 4, 2005, the Company made a $17,000,000 mezzanine loan secured by Roney Palace Phase II, in Miami Beach, Florida, a 593 room hotel to be converted to residential condominiums.  The loan, which was subordinate to $141,000,000 of other debt and bore interest at LIBOR plus 9.53% (12.87% as of June 30, 2005), was repaid on July 20, 2005.

On April 7, 2005, the Company made a $108,000,000 mezzanine loan secured by The Sheffield, a mixed-use residential property in Manhattan, containing 845 apartments, 109,000 square feet of office space and 6,900 square feet of retail space.  The loan is subordinate to $378,500,000 of other debt, matures in April 2007 with a one-year extension, provides for a 1% placement fee, and bears interest at LIBOR plus 7.75% (11.09% as of June 30, 2005).

On May 11, 2005, the Company’s $83,000,000 loan to Extended Stay America was repaid.  In connection therewith, the Company received an $830,000 prepayment premium, which is included in “interest and other investment income” on the Company’s consolidated statement of income for the three and six months ended June 30, 2005.

2005 Dispositions:

On April 21, 2005, the Company, through its 85% owned joint venture, sold 400 North LaSalle, a 452-unit high-rise residential tower in Chicago, Illinois, for $126,000,000, which resulted in a net gain on sale after closing costs of $31,614,000.

As of June 30, 2005, the Company owned 3,972,447 common shares of Prime Group Realty Trust (“Prime”) with a carrying amount of $4.98 per share or an aggregate of $19,783,000.  The investment is classified as marketable securities-available for sale on the Company’s consolidated balance sheet.  On July 1, 2005, The Lightstone Group, LLC completed its acquisition of Prime by acquiring all of Prime’s outstanding common shares and limited partnership units for $7.25 per share or unit.  In connection therewith, the Company recognized a gain on July 1, 2005 of $9,017,000, representing the difference between the purchase price and the Company’s carrying amount, which will be reflected as a component of “net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate” in the quarter ended September 30, 2005.

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

On March 29, 2005, the Company completed a public offering of $500,000,000 aggregate principal amount of 3.875% exchangeable senior debentures due 2025 pursuant to an effective registration statement.  The notes were sold at 98.0% of their aggregate principal amount.  The aggregate net proceeds from this offering, after the underwriters’ discount were approximately $490,000,000.  The debentures are exchangeable, under certain circumstances, for common shares of the Company at an initial exchange rate of 10.9589 common shares per $1,000 of principal amount of debentures.  The initial exchange price of $91.25 represented a premium of 30% to the closing price for the Company’s common shares on March 22, 2005 of $70.25.  The Company may elect to settle any exchange right in cash.  The debentures permit the Company to increase its common dividend 5% per annum, cumulatively, without an increase to the exchange rate.  The debentures are redeemable at the Company’s option beginning in 2012 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require the issuer to repurchase their debentures in 2012, 2015 and 2020 and in the event of a change in control.  The net proceeds from the offering were used for working capital and to fund the commitment with respect to the acquisition of Toys “R” Us, Inc.

On March 31, 2005, the Company completed a $225,000,000 refinancing of its 1.4 million square foot New York City office building located at 909 Third Avenue.  The loan bears interest at a fixed rate of 5.64% and matures in April 2015.  The Company realized net proceeds of approximately $100,000,000 after repaying the existing floating rate loan on the property and closing costs.

On June 13, 2005, the Company completed a public offering of 4,000,000 perpetual 6.75% Series H Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement.  The Company may redeem the Series H Preferred Shares at a price of $25.00 per share after June 17, 2010.  In addition, on June 17, 2005, the underwriters exercised their option and purchased an additional 500,000 Preferred Shares to cover over-allotments.  The Company used the net proceeds of the offering of $108,956,000, together with existing cash balances, to redeem the remaining $120,000,000 8.25% Series D-3 Perpetual Preferred Units and the $125,000,000 8.25% Series D-4 Perpetual Preferred Units on July 14, 2005 at a redemption price equal to $25.00 per unit plus accrued dividends.  In conjunction with the redemptions, the Company wrote-off approximately $6,400,000 of issuance costs in the third quarter of 2005.

Leasing Activity

The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity.  Tenant improvements and leasing commissions are presented below based on square feet leased during the period and on a per annum basis based on the weighted average term of the leases.

	Office				Merchandise Mart		Temperature
(Square feet and cubic feet in thousands)	New York City	Washington DC		Retail	Office	Showroom	Controlled Logistics
As of June 30, 2005:
Square feet	12,926	14,622		14,049	3,027	5,810	17,311
Cubic feet	—	—		—	—	—	437,200
Number of properties	19	67		98	9	9	85
Occupancy rate	94.6%	87.7	% (3)	94.5%	95.8%	95.7%	75.2%
Leasing Activity:
Quarter ended June 30, 2005:
Square feet	394	820		163	50	392
Initial rent (1)	$46.89	$30.70		$22.24	$28.49	$27.04
Weighted average lease term (years)	6.6	5.2		7.0	4.0	6.0

Rent per square foot on relet space:
Square feet	272	679		84	50	392
Initial rent (1) – cash basis	$44.78	$30.68		$30.24	$28.49	$27.04
Prior escalated rent – cash basis	$41.40	$29.62		$25.45	$31.65	$26.31
Percentage increase (decrease):
• Cash basis	8.2%	3.6%		18.8%	(10.0)%	2.8%
• GAAP basis	11.3%	6.3%		22.0%	(4.6)%	9.2%
Rent per square foot on space previously vacant:
Square feet	122	141		79	—	—
Initial rent (1)	$51.59	$30.80		$13.33	$—	$—

Tenant improvements and leasing commissions per square foot	$29.59	$9.22		$9.13	$9.51	$10.71
Tenant improvements and leasing commissions per square foot per annum (2)	$4.76	$1.77		$1.30	$2.40	$1.78

Six months ended June 30, 2005:
Square feet	660	1,178		373	134	764
Initial rent (1)	$45.80	$29.94		$21.29	$25.22	$27.07
Weighted average lease term (years)	7.0	5.3		8.3	7.2	5.7

Rent per square foot on relet space:
Square feet	473	927		238	134	764
Initial rent (1) – cash basis	$44.43	$30.26		$24.85	$25.22	$27.07
Prior escalated rent – cash basis	$42.24	$30.13		$21.72	$30.81	$26.09
Percentage increase (decrease):
• Cash basis	5.2%	0.4%		14.4%	(18.1)%	3.7%
• GAAP basis	10.6%	7.7%		19.5%	(9.7)%	12.0%
Rent per square foot on space previously vacant:
Square feet	187	251		135	—	—
Initial rent (1)	$49.27	$28.75		$14.04	$—	$—

Tenant improvements and leasing commissions per square foot	$33.08	$11.44		$9.77	$35.19	$9.09
Tenant improvements and leasing commissions per square foot per annum (2)	$4.93	$2.16		$1.17	$4.88	$1.61

(1)          Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)          May not be indicative of the amounts for the full year.

(3)          Excludes Crystal Plaza 3 and 4 taken out of service for redevelopment in the fourth quarter of 2004 and Crystal Plaza 2 taken out of service in the first quarter of 2005.

	Office			Merchandise Mart		Temperature
(Square feet and cubic feet in thousands)	New York City	Washington DC	Retail	Office	Showroom	Controlled Logistics
As of March 31, 2005:
Square feet/cubic feet	12,910	14,224	14,395	3,022	5,812	17,378/438,900
Number of properties	19	67	96	9	9	87
Occupancy rate	94.8%	90.3%	94.0%	95.6%	95.9%	71.4%

As of December 31, 2004:
Square feet/cubic feet	12,989	14,216	14,210	3,306	5,587	17,563/443,700
Number of properties	19	67	94	9	9	88
Occupancy rate	95.5%	91.5%	93.9%	96.5%	97.6%	76.9%

As of June 30, 2004:
Square feet/cubic feet	12,845	13,993	13,116	3,368	5,479	17,476/440,700
Number of properties	19	63	62	9	9	87
Occupancy rate	96.1%	93.2%	92.9%	97.0%	96.8%	72.0%

Square feet leased in the six months ended June 30, 2005 does not include 9,761 square feet of retail space included in the NYC office properties which was leased at an initial rent of 104.29 per square foot, respectively.

Critical Accounting Policies

A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 in Management’s Discussion and Analysis of Financial Condition.  There have been no significant changes to those policies during 2005.

Reconciliation of Net Income and EBITDA

Below is a summary of net income and a reconciliation of net income to EBITDA (1) by segment for the three months ended June 30, 2005 and 2004.

	For the Three Months Ended June 30, 2005
(Amounts in thousands)	Total	Office (3)	Retail (3)	Merchandise Mart (3)	Temperature Controlled Logistics (4)	Other (5)
Property rentals	$329,881	$206,572	$49,068	$56,330	$—	$17,911
Straight-line rents:
Contractual rent increases	6,107	3,409	1,355	1,374	—	(31)
Amortization of free rent	4,538	1,557	345	2,636	—	—
Amortization of acquired below-market leases, net	3,427	2,043	1,384	—	—	—
Total rentals	343,953	213,581	52,152	60,340	—	17,880
Temperature Controlled Logistics	178,891	—	—	—	178,891	—
Tenant expense reimbursements	50,365	26,105	18,871	4,611	—	778
Fee and other income:
Tenant cleaning fees	7,605	7,605	—	—	—	—
Management and leasing fees	4,265	3,940	307	18	—	—
Lease termination fees	3,878	3,175	—	703	—	—
Other	5,828	4,583	74	1,171	—	—
Total revenues	594,785	258,989	71,404	66,843	178,891	18,658
Operating expenses	283,886	93,596	20,657	21,594	136,720	11,319
Depreciation and amortization	83,664	43,050	8,554	9,885	19,006	3,169
General and administrative	45,805	9,170	3,689	7,187	9,972	15,787
Total expenses	413,355	145,816	32,900	38,666	165,698	30,275
Operating income (loss)	181,430	113,173	38,504	28,177	13,193	(11,617)
Income applicable to Alexander’s	13,030	101	53	—	—	12,876
Income from partially-owned entities	6,598	876	1,760	286	194	3,482
Interest and other investment income	69,923	425	64	71	669	68,694
Interest and debt expense	(83,615)	(34,558)	(14,292)	(2,680)	(13,955)	(18,130)
Minority interest of partially-owned entities	1,127	—	—	42	1,085	—
Income from continuing operations	188,493	80,017	26,089	25,896	1,186	55,305
Income (loss) from discontinued operations	31,716	—	(33)	—	—	31,749
Income before allocation to limited partners	220,209	80,017	26,056	25,896	1,186	87,054
Limited partners’ interest in the Operating Partnership	(23,975)	—	—	—	—	(23,975)
Perpetual preferred unit distributions of the Operating Partnership	(15,152)	—	—	—	—	(15,152)
Net income	181,082	80,017	26,056	25,896	1,186	47,927
Interest and debt expense (2)	91,875	35,598	16,857	2,905	6,640	29,875
Depreciation and amortization(2)	80,788	43,874	9,515	10,052	9,070	8,277
Income taxes	1,242	58	—	540	359	285
EBITDA(1)	$354,987	$159,547	$52,428	$39,393	$17,255	$86,364

EBITDA includes a net gain on sale of real estate of $31,614, which relates to the Other segment.

See footnotes on page 42.

	For the Three Months Ended June 30, 2004
(Amounts in thousands)	Total	Office (3)	Retail (3)	Merchandise Mart (3)	Temperature Controlled Logistics (4)	Other (5)
Property rentals	$317,218	$206,364	$39,588	$55,066	$—	$16,200
Straight-line rents:
Contractual rent increases	8,075	6,273	1,359	457	—	(14)
Amortization of free rent	6,903	3,104	2,873	928	—	(2)
Amortization of acquired below-market leases, net	3,112	1,699	1,413	—	—	—
Total rentals	335,308	217,440	45,233	56,451	—	16,184
Tenant expense reimbursements	44,698	23,146	15,882	5,042	—	628
Fee and other income:
Tenant cleaning fees	7,327	7,327	—	—	—	—
Management and leasing fees	3,903	3,627	252	8	—	16
Lease termination fees	1,282	204	—	1,078	—	—
Other	6,478	4,368	669	1,428	—	13
Total revenues	398,996	256,112	62,036	64,007	—	16,841
Operating expenses	143,429	89,177	19,830	22,753	—	11,669
Depreciation and amortization	57,757	38,130	6,905	9,323	—	3,399
General and administrative	29,942	8,254	3,127	5,503	—	13,058
Total expenses	231,128	135,561	29,862	37,579	—	28,126
Operating income (loss)	167,868	120,551	32,174	26,428	—	(11,285)
Income applicable to Alexander’s	5,778	242	151	—	—	5,385
Income (loss) from partially-owned entities	10,703	764	(3,643)	249	282	13,051
Interest and other investment income	9,607	160	66	21	—	9,360
Interest and debt expense	(57,061)	(32,038)	(14,579)	(2,770)	—	(7,674)
Minority interest of partially-owned entities	12	—	—	—	—	12
Income from continuing operations	136,907	89,679	14,169	23,928	282	8,849
Income from discontinued operations	67,053	—	176	—	—	66,877
Income before allocation to limited partners	203,960	89,679	14,345	23,928	282	75,726
Limited partners’ interest in the Operating Partnership	(25,011)	—	—	—	—	(25,011)
Perpetual preferred unit distributions of the Operating Partnership	(16,948)	—	—	—	—	(16,948)
Net income	162,001	89,679	14,345	23,928	282	33,767
Interest and debt expense (2)	76,499	32,991	15,334	3,000	7,708	17,466
Depreciation and amortization (2)	73,012	38,829	8,035	9,456	8,664	8,028
Income taxes	147	9	—	—	—	138
EBITDA (1)	$311,659	$161,508	$37,714	$36,384	$16,654	$59,399

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

In the first quarter of 2005, the Company began redevelopment of a portion of this property into a permanent showroom building for the giftware industry.  As of January 1, 2005, the Company transferred the operations and financial results related to the office component of this asset from the New York Office division to the Merchandise Mart division for both the current and prior periods presented.  The operations and financial results related to the retail component of this asset were transferred to the Retail division for both current and prior periods presented.

(4)          Operating results for the three months ended June 30, 2005, reflects the consolidation of the Company’s investment in Americold on November 18, 2004.  Previously this investment was accounted for under the equity method.  See page 65 for further details.

(5)          Other EBITDA is comprised of:

	For the Three Months Ended June 30,
(Amounts in thousands)	2005	2004
Newkirk:
Equity in income of MLP (A)	$8,957	$11,345
Interest and other income (B)	2,469	10,216
Alexander’s (C)	19,933	10,044
Industrial warehouses	1,545	1,129
Hotel Pennsylvania (D)	6,281	4,026
GMH Communities L.P.	2,023	—
Student housing	—	489
	41,208	37,249
Limited partners’ interest in the Operating Partnership	(23,975)	(25,011)
Perpetual preferred unit distributions of the Operating Partnership	(15,152)	(16,948)
Corporate general and administrative expenses	(14,757)	(12,102)
Investment income and other	16,686	8,175
Income from mark-to-market of Sears Holdings derivative position	37,860	—
Income from mark-to-market of GMH Communities L.P. warrants	12,741	—
Discontinued operations:
Palisades (including $65,905 net gain on sale)	—	68,030
400 North LaSalle (including $31,614 net gain on sale)	31,753	6
	$86,364	$59,399

(A)            The three months ended June 30, 2005 includes the Company’s $3,520 share of an impairment loss.  The three months ended June 30, 2004 includes the Company’s $2,142 share of an impairment loss and $519 for the Company’s share of net gains on sale of real estate.

(B)              The three months ended June 30, 2004 includes income of $7,494, resulting from the exercise of an option by the Company’s joint venture partner to acquire certain MLP units held by the Company.  These MLP units were issued to the Company on behalf of its joint venture partner in exchange for the Company’s operating partnership units as part of the tender offers to acquire certain of the units of the MLP in 1998 and 1999.

(C)              The three months ended June 30, 2005 includes (i) $5,541 for the Company’s share of Alexander’s net gains on sale of condominiums and income previously deferred in connection therewith and (ii) the Company’s $2,034 share of Alexander’s stock appreciation rights compensation expense.  The three months ended June 30, 2004 includes the Company’s $2,171 share of Alexander’s stock appreciation rights compensation expense.

(D)             Average occupancy and revenue per available room (“REVPAR”) were 86.7% and $99.84 for the three months ended June 30, 2005 compared to 83.7% and $79.78 for the prior year’s quarter.

Results of Operations

Revenues

The Company’s revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $594,785,000 for the quarter ended June 30, 2005, compared to $398,996,000 in the prior year’s quarter, an increase of $195,789,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Other
Property rentals:
Increase (decrease) due to:
Acquisitions:
Marriot Hotel	July 2004	$1,413	$1,413		$—	$—		$—	$—
So. California supermarkets	July 2004	1,305	—		1,305	—		—	—
Westbury Retail Condominium	May 2005	634	—		634	—		—	—
Rockville Town Center	March 2005	515	—		515	—		—	—
Burnside Plaza Shopping Center	December 2004	506	—		506	—		—	—
386 and 387 W. Broadway	December 2004	447	—		447	—		—	—
Lodi Shopping Center	November 2004	434	—		434	—		—	—
99-01 Queens Boulevard	August 2004	417	—		417	—		—	—
Bowen Building	June 2005	406	406		—	—		—	—
Gun Hill Road	June 2005	86	—		86	—		—	—
Development/Redevelopment:
Crystal Plaza 2 ,3 and 4 – taken out of service		(4,869)	(4,869)		—	—		—	—
Bergen Mall – taken out of service		(393)	—		(393)	—		—	—
4 Union Square South - placed into service		1,315	—		1,315	—		—	—
Amortization of acquired below market leases, net		268	297		(29)	—		—	—
Operations:
Hotel activity		2,812	—		—	—		—	2,812 (1)
Trade shows activity		1,375	—		—	1,375	(2)	—	—
Leasing activity		1,974	(1,106	)(3)	1,682	2,514		—	(1,116)
Total increase (decrease) in property rentals		8,645	(3,859)		6,919	3,889		—	1,696

Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions		222	(72)		294	—		—	—
Operations		5,445	3,031		2,695 (4)	(431	)(5)	—	150
Total increase (decrease) in tenant expense reimbursements		5,667	2,959		2,989	(431)		—	150
Temperature Controlled Logistics (effect of consolidating Americold from November 18, 2004 vs. equity method prior)		178,891	—		—	—		178,891	—
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income		2,598	2,972	(6)	—	(374)		—	—
BMS Cleaning fees		278	278		—	—		—	—
Management and leasing fees		345	313		55	10		—	(33)
Other		(635)	214		(595)	(258)		—	4
Total increase (decrease) in fee and other income		2,586	3,777		(540)	(622)		—	(29)
Total increase in revenues		$195,789	$2,877		$9,368	$2,836		$178,891	$1,817

See notes on following page.

See “Overview - Leasing Activity” on page 38 for further details and corresponding changes in occupancy.

Notes to preceding tabular information:

(1)                      Average occupancy and REVPAR were 86.7% and $99.84 for the three months ended June 30, 2005 compared to 83.7% and $79.78 for the prior year’s quarter.

(2)                      Primarily due to higher revenues from the June NeoCon trade show in Chicago and the April Furniture Market in High Point, North Carolina.

(3)                      Primarily from a $4,670 decrease in Washington DC rental income due to Patent and Trade Office leases expiring, partially offset by a $3,564 increase in New York office rental income.

(4)                      Of this increase, $1,845 relates to the true-up of estimated 2004 real estate tax and CAM expense reimbursement billings in June 2005.

(5)                      Primarily from a decrease in operating expenses due to lower real estate assessments.

(6)                      Primarily due to $3,088 of termination fee income received from MONY Life Insurance at 1740 Broadway.

Expenses

The Company’s expenses were $413,355,000 for the quarter ended June 30, 2005, compared to $231,128,000 in the prior year’s quarter, an increase of $182,227,000.

Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Other
Operating:
Increase (decrease) due to:
Acquisitions:
Burnside Plaza Shopping Center	December 2004	$240	$—		$240	$—		$—	$—
Bowen Building	June 2005	149	149		—	—		—	—
Lodi Shopping Center	November 2004	135	—		135	—		—	—
Westbury Retail Condominium	May 2005	135	—		135	—		—	—
386 and 387 W. Broadway	December 2004	115	—		115	—		—	—
99-01 Queens Boulevard	August 2004	108	—		108	—		—	—
So. California supermarkets	July 2004	104	—		104	—		—	—
Rockville Town Center	March 2005	83	—		83	—		—	—
Gun Hill Road	June 2005	36	—		36	—		—	—
Development/Redevelopment:
Crystal Plaza 2, 3 and 4 – taken out of service		(908)	(908)		—	—		—	—
Bergen Mall – taken out of service		(930)	—		(930)	—		—	—
4 Union Square South placed into service		550	—		550	—		—	—
Americold – effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		136,720	—		—	—		136,720	—
Hotel activity		494	—		—	—		—	494
Trade shows activity		158	—		—	158		—	—
Operations		3,268	5,178	(1)	251	(1,317	)(2)	—	(844)

Total increase (decrease) in operating expenses		140,457	4,419		827	(1,159)		136,720	(350)

Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development		1,927	325		1,602	—		—	—
Americold – effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		19,006	—		—	—		19,006	—
Operations		4,974	4,595	(3)	47	562		—	(230)
Total increase (decrease) in depreciation and amortization		25,907	4,920		1,649	562		19,006	(230)

General and administrative:
Increase due to:
Americold – effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		9,972	—		—	—		9,972	—
Operations		5,891	916	(4)	562	1,684	(5)	—	2,729 (6)
Total increase in general and administrative		15,863	916		562	1,684		9,972	2,729

Total increase in expenses		$182,227	$10,255		$3,038	$1,087		$165,698	$2,149

See notes on following page.

Notes to preceding tabular information:

(1)                      Of this increase, $4,953 relates to the New York office portfolio, of which $1,134 relates to real estate taxes, $1,889 relates to utilities costs and $421 relates to repairs and maintenance expense.

(2)                      Primarily due to lower real estate taxes based on the finalization of 2003 taxes in September 2004.

(3)                      Primarily results from additions to buildings and improvements during 2004 and the first half of 2005.

(4)                      Primarily due to a $260 increase in Washington DC payroll and benefits and a $269 increase in professional fees.

(5)                      Primarily due to (i) a $608 increase in professional fees, (ii) a $401 write-off of costs of acquisitions not consummated and (iii) a $276 increase in income tax expense.

(6)                      Primarily due to a $2,125 increase in payroll and benefits.

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $9,523,000 before the Company’s $5,541,000 share of net gain on sale of condominiums and its $2,034,000 share of Alexander’s stock appreciation rights compensation (“SAR”) expense or $13,030,000, net in the quarter ended June 30, 2005, compared to income of $7,949,000 before the Company’s $2,171,000 share of SAR expense or $5,778,000, net in the prior year’s quarter.  This net increase of $7,252,000 resulted primarily from (i) a net gain of $5,541,000 related to the sale of condominiums at Alexander’s 731 Lexington Avenue property and (ii) income from Alexander’s 731 Lexington Avenue property which was placed into service subsequent to the second quarter of 2004.

Income from Partially-Owned Entities

Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the three months ended June 30, 2005 and 2004:

(Amounts in thousands)	Total	Monmouth Mall	Temperature Controlled Logistics (1)	Newkirk MLP	Beverly Connection (2)	Starwood Ceruzzi Joint Venture	Partially-Owned Office Buildings	Other
June 30, 2005:
Revenues	$6,094	$58,101	$2,687	$573	$31,741
Expenses:
Operating, general and administrative	(2,580)	(1,768)	(1,887)	(925)	(12,049)
Depreciation	(1,157)	(8,685)	(333)	(182)	(4,852)
Interest expense	(2,053)	(17,941)	(2,731)	—	(8,544)
Other, net	(760)	(19,350)	—	—	(1,945)
Net (loss) income	$(456)	$10,357	$(2,264)	$(534)	$4,351

Company’s interest	50%	22.5%	50%	80%	21%
Equity in net income (loss)	$2,430	$(228)	$2,333	$(1,132)	$(428)	$909	$976
Interest and other income	3,608	823	600	2,005	—	(34)	214
Fee income	560	260	—	300	—	—	—
Income (loss) from partially-owned entities	$6,598	$855	N/A	(1)	$2,933	(3)	$1,173	$(428)	$875	$1,190

June 30, 2004:
Revenues	$6,067	$25,394	$59,831	$333	$27,150
Expenses:
Operating, general and administrative	(2,378)	(1,683)	(2,657)	(883)	(11,718)
Depreciation	(1,977)	(14,079)	(10,749)	(176)	(4,805)
Interest expense	(1,509)	(12,846)	(20,087)	—	(8,443)
Other, net	(814)	1,205	(6,919)	(4,791)	4,563
Net income (loss)	$(611)	$(2,009)	$19,419	$(5,517)	$6,747

Company’s interest	50%	60%	22.3%	80%	12%
Equity in net income (loss)	$(320)	$(306)	$(1,205)	$4,332	$(4,414)	$793	$480
Interest and other income	9,392	823	110	8,488	—	(29)	—
Fee income	1,631	254	1,377	—	—	—	—
Income (loss) from partially-owned entities	$10,703	$771	$282	(1)	$12,820	(3)	$	N/A	$(4,414	)(4)	$764	$480

(Decrease) increase in income of partially-owned entities	$(4,105)	$84	$(282)	$(9,887	)(3)	$1,173	$3,986	(4)	$111	$710

(1)           On November 18, 2004, the Company’s investment in Americold was consolidated into the accounts of the Company.  See page 65 for further details.

(2)           See page 34 for details of this investment.

(3)           The three months ended June 30, 2005 includes the Company’s $3,520 share of Newkirk MLP’s impairment losses.  The three months ended June 30, 2004 includes (i) a gain of $7,494 resulting from the exercise of an option by the Company’s joint venture partner to acquire certain MLP units held by the Company, (ii) $519 for the Company’s share of net gains on sales of real estate, partially offset by, (iii) the Company’s $2,142 share of Newkirk MLP’s impairment losses.

(4)           The three months ended June 30, 2004 includes the Company’s $3,833 share of an impairment loss on one of the Starwood Ceruzzi Joint Venture’s properties.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $69,923,000 for the three months ended June 30, 2005, compared to $9,607,000 in the prior year’s quarter, an increase of $60,316,000.  This increase resulted primarily from:

(Amounts in thousands)

Income from the mark-to-market of Sears Holdings derivative position at June 30, 2005	$37,860
Income from the mark-to-market of 5.7 million GMH warrants at June 30, 2005	12,741
Interest income on the Company’s mezzanine loans to Charles Square in November 2004, Riley Holdco Corp. in February 2005, Roney Palace in February 2005 and The Sheffield in April 2005	7,408
Interest income on the Company’s General Motors Building Mezzanine loans in 2004 which were repaid in January 2005	(6,051)
Interest income including an $830 prepayment premium recognized on repayment of the mezzanine loan to Extended Stay America in May 2005	1,806
Other, net - primarily due to interest earned on higher average cash balances	6,552
$60,316

Interest and Debt Expense

Interest and debt expense was $83,615,000 for the three months ended June 30, 2005, compared to $57,061,000 in the prior year’s quarter, an increase of $26,554,000.  This increase resulted primarily from (i) $13,955,000 resulting from the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004 versus accounting for the investment on the equity method prior (ii) $6,357,000 from an increase in the weighted average interest rate on variable rate of debt of 228 basis points and (iii) $5,094,000 of interest expense on the Company’s $500,000,000 senior exchangeable debentures issued in March 2005.

Minority Interest of Partially-Owned Entities

Minority interest was $1,127,000 of income for the three months ended June 30, 2005, compared to $12,000 of income for the prior year’s quarter, an increase of $1,115,000.  This increase resulted primarily from the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004 versus accounting for the investment on the equity method in the prior year.

Income From Discontinued Operations

In 2004, the Company classified Arlington Plaza, an office property located in Arlington, Virginia as a discontinued operation and reported revenues and expenses related to the property as discontinued operations and classified the related assets and liabilities as assets and liabilities held for sale for all periods presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as subsequently amended by Form 10-K/A.  On June 30, 2005, the Company made a decision not to sell Arlington Plaza and, accordingly, reclassified the related assets and liabilities and revenues and expenses back into continuing operations for all periods presented in its quarterly report on Form 10-Q for the quarter ended June 30, 2005.

The combined results of operations of the assets related to discontinued operations for the three months ended June 30, 2005 and 2004 include the operating results of the assets related to discontinued operations (Vineland and 400 North LaSalle, which was sold on April 21, 2005), as well as the Company’s Palisades Residential Complex sold on June 29, 2004, and Dundalk, Maryland retail property sold on August 12, 2004.

	For The Three Months Ended June 30,
(Amounts in thousands)	2005	2004
Total revenues	$443	$6,049
Total expenses	341	4,901
Net Income	102	1,148
Gain on sale of 400 N. LaSalle	31,614	—
Gain on sale of Palisades	—	65,905
Income from discontinued operations	$31,716	$67,053

Limited Partners’ Interest in the Operating Partnership

Limited partners’ interest in the Operating Partnership was $23,975,000 for the three months ended June 30, 2005 compared to $25,011,000 for the prior year’s quarter, a decrease of $1,036,000.  This decrease results primarily from the conversion of operating partnership Class A units into common shares of the Company subsequent to the second quarter of 2004.

Perpetual Preferred Unit Distributions of the Operating Partnership

Perpetual preferred unit distributions of the Operating Partnership were $15,152,000 for the three months ended June 30, 2005, compared to $16,948,000 for the prior year’s quarter, a decrease of $1,796,000.  This decrease resulted primarily from the redemption of $80,000,000 of the Company’s 8.25% Series D-3 preferred units in January 2005, partially offset by distributions to holders of the 7.20% Series D-11 and 6.55% D-12 preferred units issued in May and December 2004.

Changes in EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the three months ended June 30, 2005 from the three months ended June 30, 2004.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics		Other
Three months ended June 30, 2004	$311,659	$161,508		$37,714	$36,384		$16,654		$59,399
2005 Operations:
Same store operations(1)		(1,110)		1,810	1,618	(3)	—	(4)
Acquisitions, dispositions and non-same store income and expenses		(851)		12,904	1,391		601
Three months ended June 30, 2005	$354,987	$159,547		$52,428	$39,393		$17,255		$86,364
% (decrease) increase in same store operations		(.1	)%(2)	4.9%	4.5	%(3)	N/A	(4)

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)          EBITDA and the same store percentage increase (decrease) were $87,128 and 4.2% for the New York portfolio and $72,419 and (6.1%) for the Washington DC portfolio.

(3)          EBITDA and the same store percentage increase reflect the commencement of leases with WPP Group (228,000 square feet) in the third quarter of 2004.  These leases accounted for all of the increase in same store EBITDA.

(4)          Not comparable because prior to November 4, 2004, (date the operations of AmeriCold Logistics were combined with Americold), the Company reflected its equity in the rent Americold received from AmeriCold Logistics.  Subsequent thereto, the Company reflects its equity in the operations of the combined company.  See page 65 for condensed pro forma operating results of Americold for the three months ended June 30, 2005 and 2004, giving effect to the acquisition of its tenant, AmeriCold Logistics, as if it had occurred on January 1, 2004.

Reconciliation of Net Income and EBITDA

Below is a summary of net income and a reconciliation of net income to EBITDA (1) by segment for the six months ended June 30, 2005 and 2004.

	For the Six Months Ended June 30, 2005
(Amounts in thousands)	Total	Office (3)	Retail (3)	Merchandise Mart (3)		Temperature Controlled Logistics (4)	Other (5)
Property rentals	$653,567	$417,096	$96,564	$108,670		$—	$31,237
Straight-line rents:
Contractual rent increases	10,700	7,920	2,664	80		—	36
Amortization of free rent	11,359	5,609	973	4,777		—	—
Amortization of acquired below-market leases, net	5,656	3,527	2,129	—		—	—
Total rentals	681,282	434,152	102,330	113,527		—	31,273
Temperature Controlled Logistics	360,116	—	—	—		360,116	—
Tenant expense reimbursements	100,651	53,607	37,124	8,507		—	1,413
Fee and other income:
Tenant cleaning fees	15,222	15,222	—	—		—	—
Management and leasing fees	8,081	7,554	497	30		—	—
Lease termination fees	18,179	3,505	583	14,091	(3)	—	—
Other	9,923	7,359	111	2,453		—	—
Total revenues	1,193,454	521,399	140,645	138,608		360,116	32,686
Operating expenses	581,146	193,200	43,224	45,949		276,278	22,495
Depreciation and amortization	161,804	83,339	15,558	19,288		37,377	6,242
General and administrative	86,507	17,779	7,488	12,465		18,769	30,006
Total expenses	829,457	294,318	66,270	77,702		332,424	58,743
Operating income (loss)	363,997	227,081	74,375	60,906		27,692	(26,057)
Income applicable to Alexander’s	38,416	189	346	—		—	37,881
Income from partially-owned entities	15,820	1,596	3,296	430		426	10,072
Interest and other investment income	171,121	661	280	119		700	169,361
Interest and debt expense	(161,314)	(68,195)	(29,178)	(5,357)		(27,600)	(30,984)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	3,488	573	896	—		—	2,019
Minority interest of partially-owned entities	1,730	—	—	94		1,636	—
Income from continuing operations	433,258	161,905	50,015	56,192		2,854	162,292
Income (loss) from discontinued operations	32,506	—	(97)	—		—	32,603
Income before allocation to limited partners	465,764	161,905	49,918	56,192		2,854	194,895
Limited partners’ interest in the Operating Partnership	(51,170)	—	—	—		—	(51,170)
Perpetual preferred unit distributions of the Operating Partnership	(33,693)	—	—	—		—	(33,693)
Net income	380,901	161,905	49,918	56,192		2,854	110,032
Interest and debt expense (2)	174,966	70,237	33,299	5,807		13,132	52,491
Depreciation and amortization(2)	155,752	85,123	17,298	19,588		17,837	15,906
Income taxes	1,929	312	—	618		619	380
EBITDA(1)	$713,548	$317,577	$100,515	$82,205		$34,442	$178,809

EBITDA includes a net gain on sale of real estate of $31,614, which relates to the Other segment.

See footnotes on page 52.

	For the Six Months Ended June 30, 2004
(Amounts in thousands)	Total	Office (3)	Retail (3)	Merchandise Mart (3)	Temperature Controlled Logistics (4)	Other (5)
Property rentals	$626,860	$413,347	$77,430	$107,507	$—	$28,576
Straight-line rents:
Contractual rent increases	15,731	12,240	2,219	1,245	—	27
Amortization of free rent	12,118	4,905	5,208	2,009	—	(4)
Amortization of acquired below-market leases, net	6,762	4,360	2,402	—	—	—
Total rentals	661,471	434,852	87,259	110,761	—	28,599
Tenant expense reimbursements	93,022	49,991	31,303	10,362	—	1,366
Fee and other income:
Tenant cleaning fees	14,711	14,711	—	—	—	—
Management and leasing fees	9,955	9,355	545	22	—	33
Lease termination fees	3,888	2,666	124	1,098	—	—
Other	8,394	5,236	706	2,431	—	21
Total revenues	791,441	516,811	119,937	124,674	—	30,019
Operating expenses	297,135	185,874	38,500	49,734	—	23,027
Depreciation and amortization	113,800	76,666	13,088	17,292	—	6,754
General and administrative	60,514	19,794	6,082	10,550	—	24,088
Total expenses	471,449	282,334	57,670	77,576	—	53,869
Operating income (loss)	319,992	234,477	62,267	47,098	—	(23,850)
Income applicable to Alexander’s	3,250	242	324	—	—	2,684
Income (loss) from partially-owned entities	23,816	1,287	(2,896)	369	2,823	22,233
Interest and other investment income	18,852	404	105	57	—	18,286
Interest and debt expense	(115,726)	(65,128)	(29,570)	(5,670)	—	(15,358)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	776	—	—	—	—	776
Minority interest of partially-owned entities	15	—	—	—	—	15
Income from continuing operations	250,975	171,282	30,230	41,854	2,823	4,786
Income from discontinued operations	67,179	—	398	—	—	66,781
Income before allocation to limited partners	318,154	171,282	30,628	41,854	2,823	71,567
Limited partners’ interest in the Operating Partnership	(39,468)	—	—	—	—	(39,468)
Perpetual preferred unit distributions of the Operating Partnership	(34,246)	—	—	—	—	(34,246)
Net income (loss)	244,440	171,282	30,628	41,854	2,823	(2,147)
Interest and debt expense (2)	154,480	67,037	31,078	6,128	15,215	35,022
Depreciation and amortization (2)	144,308	78,148	14,882	17,559	17,352	16,367
Income taxes	228	20	—	—	—	208
EBITDA (1)	$543,456	$316,487	$76,588	$65,541	$35,390	$49,450

EBITDA includes a net gain on sale of real estate of $65,905, which relates to the Other segment.

See footnotes on the following page.

Notes:

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

In the first quarter of 2005, the Company began redevelopment of a portion of this property into a permanent showroom building for the giftware industry.  As of January 1, 2005, the Company transferred the operations and financial results related to the office component of this asset from the New York Office division to the Merchandise Mart division for both the current and prior periods presented.  The operations and financial results related to the retail component of this asset were transferred to the Retail division for both current and prior periods presented.

(4)                                  Operating results for the six months ended June 30, 2005 reflect the consolidation of the Company’s investment in Americold on November 18, 2004.  Previously this investment was accounted for under the equity method.  See page 65 for further details.

(5)                                  Other EBITDA is comprised of:

	For the Six Months Ended June 30,
(Amounts in thousands)	2005	2004
Newkirk:
Equity in income of MLP (A)	$21,177	$26,613
Interest and other income (B)	4,895	13,140
Alexander’s (C)	50,202	11,470
Industrial warehouses	2,683	2,394
Hotel Pennsylvania (D)	8,535	4,320
GMH Communities L.P.	2,993	—
Student housing	—	1,028
	90,485	58,965
Limited partners’ interest in the operating partnership	(51,170)	(39,468)
Perpetual preferred unit distributions of the operating partnership	(33,693)	(34,246)
Corporate general and administrative expenses	(27,911)	(22,124)
Investment income and other	34,004	16,697
Net gain on conversion of Sears common shares and derivative position to Sears Holdings common shares and derivative position	86,094	—
Income from mark-to-market of Sears Holdings derivative position	45,759	—
Income from mark-to-market of GMH Communities L.P. warrants	2,563	—
Discontinued operations:
Palisades (including $65,905 net gain on sale)	—	69,704
400 North LaSalle (including $31,614 net gain on sale)	32,678	(78)
	$178,809	$49,450

(A)      The six months ended June 30, 2005 and 2004 includes the Company’s $4,016 and $2,142  share of an impairment loss.  The six months ended June 30, 2004 also includes the Company’s $2,436 share of net gain on sale of real estate.

(B)        The six months ended June 30, 2004 includes income of $7,494, resulting from the exercise of an option by the Company’s joint venture partner to acquire certain MLP units held by the Company.  These MLP units were issued to the Company on behalf of its joint venture partner in exchange for the Company’s operating partnership units as part of the tender offers to acquire certain of the units of the MLP in 1998 and 1999.

(C)        The six months ended June 30, 2005 includes (i) $26,174 for the Company’s share of Alexander’s net gains on sale of condominiums and income previously deferred in connection therewith and (ii) the Company’s $9,467 share of Alexander’s stock appreciation rights compensation expense.  The six months ended June 30, 2004 includes (i) the Company’s $12,084 share of Alexander’s stock appreciation rights compensation expense and (ii) the Company’s $1,010 share of Alexander’s loss on early extinguishment of debt.

(D)       Average occupancy and REVPAR were 81.0% and $85.90 for the six months ended June 30, 2005 compared to 73.9% and $67.54 for the prior year’s six months.

Results of Operations

Revenues

The Company’s revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $1,193,454,000 for the six months ended June 30, 2005, compared to $791,441,000 in the prior year’s six months, an increase of $402,013,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total	Office	Retail	Merchandise Mart		Temperature Controlled Logistics	Other
Property rentals:
Increase (decrease) due to:
Acquisitions:
So. California supermarkets	July 2004	$2,609	$—	$2,609	$—		$—	$—
Marriot Hotel	July 2004	2,386	2,386	—	—		—	—
Burnside Plaza Shopping Center	December 2004	1,015	—	1,015	—		—	—
Lodi Shopping Center	November 2004	916	—	916	—		—	—
386 and 387 W. Broadway	December 2004	876	—	876	—		—	—
99-01 Queens Boulevard	August 2004	810	—	810	—		—	—
Rockville Town Center	March 2005	696	—	696	—		—	—
Westbury Retail Condominium	May 2005	634	—	634	—		—	—
25 W. 14th Street	March 2004	632	—	632	—		—	—
Bowen Building	June 2005	406	406	—	—		—	—
Forest Plaza Shopping Center	February 2004	254	—	254	—		—	—
Gun Hill Road	June 2005	86	—	86	—		—	—
Development/Redevelopment:
Crystal Plaza 2, 3 and 4– taken out of service		(8,441)	(8,441)	—	—		—	—
Bergen Mall – taken out of service		(393)	—	(393)	—		—	—
4 Union Square South – placed into service		4,189	—	4,189	—		—	—
Amortization of acquired below market leases, net		(1,106)	(833)	(273)	—		—	—
Operations:
Hotel activity		5,153	—	—	—		—	5,153 (1)
Trade shows activity		570	—	—	570		—	—
Leasing activity		8,519	5,782 (2)	3,020	2,196	(3)	—	(2,479)
Total increase (decrease) in property rentals		19,811	(700)	15,071	2,766		—	2,674

Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions		1,125	(72)	1,197	—		—	—
Operations		6,504	3,688	4,624 (4)	(1,855	)(5)	—	47
Total increase (decrease) in tenant expense reimbursements		7,629	3,616	5,821	(1,855)		—	47
Temperature Controlled Logistics (effect of consolidating Americold from November 18, 2004 vs. equity method prior)		360,116	—	—	—		360,116	—
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income		14,291	839	459	12,993	(6)	—	—
BMS Cleaning fees		511	511	—	—		—	—
Management and leasing fees		(1,874)	(1,801)	(48)	8		—	(33)
Other		1,529	2,123 (7)	(595)	22		—	(21)
Total increase (decrease) in fee and other income		14,457	1,672	(184)	13,023		—	(54)
Total increase in revenues		$402,013	$4,588	$20,708	$13,934		$360,116	$2,667

See notes on following page.

See “Overview - Leasing Activity” on page 38 for further details and corresponding changes in occupancy.

Notes to preceding tabular information:

(1)                      Average occupancy and REVPAR were 81.0% and $85.90 for the six months ended June 30, 2005 compared to 73.9% and $67.54 for the prior year’s six months.

(2)                      Reflects a $9,846 increase in New York office leasing activity partially offset by a $4,064 decrease in Washington DC leasing activity due to PTO leases expiring during the first half of 2005.

(3)                      Reflects a $2,462 write-off of HIP’s receivable arising from the straight-lining of rent upon termination of the lease during the six months ended June 30, 2005 offset by higher rents on space relet during 2004, including leases with WPP Group (228,000 square feet) in the third quarter of 2004 and the Chicago Sun Times (127,000 square feet) in the second quarter of 2004.

(4)                      Of this increase, $1,845 relates to the true-up of estimated 2004 real estate tax and CAM expense reimbursement billings in June 2005.

(5)                      Primarily due to lower real estate tax reimbursements from tenants based on the finalization of 2003 real estate taxes in September 2004.

(6)                      Reflects lease termination income of $13,362 received from HIP at 7 West 34th Street in January 2005.

(7)                      Primarily due to $1,250 of income received during the first quarter of 2005 to terminate a Washington DC construction agreement.

Expenses

The Company’s expenses were $829,457,000 for the six months ended June 30, 2005, compared to $471,449,000 in the prior year’s six months, an increase of $358,008,000.

Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total	Office		Retail		Merchandise Mart		Temperature Controlled Logistics	Other
Operating:
Increase (decrease) due to:
Acquisitions:
Burnside Plaza Shopping Center	December 2004	$510	$—		$510		$—		$—	$—
Lodi Shopping Center	November 2004	275	—		275		—		—	—
99-01 Queens Boulevard	August 2004	199	—		199		—		—	—
386 and 387 W. Broadway	December 2004	160	—		160		—		—	—
Bowen Building	June 2005	149	149		—		—		—	—
Westbury Retail Condominium	May 2005	135	—		135		—		—	—
Forest Plaza Shopping Center	February 2004	122	—		122		—		—	—
So. California supermarkets	July 2004	104	—		104		—		—	—
Rockville Town Center	March 2005	99	—		99		—		—	—
25 W. 14th Street	March 2004	87	—		87		—		—	—
Gun Hill Road	June 2005	36	—		36		—		—	—
Development/Redevelopment:
Crystal Plaza 2, 3 and 4 – taken out of service		(1,585)	(1,585)		—		—		—	—
Bergen Mall – taken out of service		(930)	—		(930)		—		—	—
4 Union Square South – placed into service		1,322	—		1,322		—		—	—
Americold – effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		276,278	—		—		—		276,278	—
Hotel activity		818	—		—		—		—	818
Trade shows activity		(815)	—		—		(815)		—	—
Operations		7,047	8,762	(1)	2,605	(2)	(2,970	)(3)	—	(1,350)

Total increase (decrease) in operating expenses		284,011	7,326		4,724		(3,785)		276,278	(532)

Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development		2,487	(293)		2,780		—		—	—
Americold – effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		37,377	—		—		—		37,377	—
Operations		8,140	6,966	(4)	(310)		1,996	(4)	—	(512)
Total increase (decrease) in depreciation and amortization		48,004	6,673		2,470		1,996		37,377	(512)

General and administrative:
Increase (decrease) due to:
Americold – effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		18,769	—		—		—		18,769	—
Operations		7,224	(2,015	)(5)	1,406	(6)	1,915		—	5,918 (7)
Total increase (decrease) in general and administrative		25,993	(2,015)		1,406		1,915		18,769	5,918

Total increase in expenses		$358,008	$11,984		$8,600		$126		$332,424	$4,874

See notes on following page.

Notes to preceding tabular information:

(1)                      Results primarily from increases in New York Office operating expenses, including (i) $3,020 in real estate taxes, (ii)  $1,656 in utility costs, (iii) $1,474 in bad debt expense and (iv) $1,295 due to higher repairs and maintenance expenses.

(2)                      This increase is partially due to a bad debt recovery in 2004 of $840 related to former Bradlees’ leases.

(3)                      Primarily due to lower real estate taxes based on the finalization of 2003 taxes in September 2004.

(4)                      Primarily due to additions to buildings and improvements during 2004.

(5)                      Primarily due to (i) a $1,117 savings in payroll and benefits over the prior year’s six months as a result of exiting the CESCR third party representation business, of which $616 relates to 2004 severance, and (ii) a $1,031 decrease in New York office professional fees and administrative expenses.

(6)                      Primarily relates to an increase in payroll and benefits.

(7)                      The increase in general and administrative expenses results primarily from a $4,106 increase in payroll and benefits.

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $21,709,000 before the Company’s $26,174,000 share of net gain on sale of condominiums and its $9,467,000 share of Alexander’s SAR expense or $38,416,000, net in the six months ended June 30, 2005, compared to income of $15,334,000 before the Company’s $12,084,000 share of SAR expense or $3,250,000, net in the prior year’s six months.  This net increase of $35,166,000 resulted primarily from (i) a net gain of $26,174,000 related to the sale of condominiums at Alexander’s 731 Lexington Avenue property (ii) income from Alexander’s 731 Lexington Avenue property which was placed into service subsequent to the second quarter of 2004 and (iii) a decrease of $2,617,000 for the Company’s share of Alexander’s SAR expense.

Income from Partially-Owned Entities

Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the six months ended June 30, 2005 and 2004:

(Amounts in thousands) For the six months ended:	Total	Monmouth Mall	Temperature Controlled Logistics (1)	Newkirk MLP		Beverly Connection (2)	Starwood Ceruzzi Joint Venture		Partially- Owned Office Buildings	Other
June 30, 2005:
Revenues		$12,356		$117,740		$2,687	$1,044		$63,392
Expenses:
Operating, general and administrative		(5,247)		(3,317)		(1,887)	(1,659)		(25,703)
Depreciation		(2,319)		(17,302)		(333)	(282)		(10,415)
Interest expense		(3,899)		(36,064)		(3,448)	—		(16,668)
Other, net		(1,551)		(23,508)		—	—		(137)
Net (loss) income		$(660)		$37,549		$(2,981)	$(897)		$10,469

Company’s interest		50%		22.5%		50%	80%		16%
Equity in net Income (loss)	$8,672	$(330)		$8,144		$(1,491)	$(717)		$1,662	$1,405
Interest and other income	6,323	1,645		1,257		2,722	—		(66)	764
Fee income	825	525		—		300	—		—	—
Income (loss) from partially-owned entities	$15,820	$1,840	N/A (1)	$9,401	(3)	$1,531	$(717)		$1,596	$2,169

June 30, 2004:
Revenues		$11,997	$55,025	$120,340			$661		$56,776
Expenses:
Operating, general and administrative		(4,544)	(3,635)	(5,049)			(1,693)		(23,790)
Depreciation		(3,024)	(28,200)	(23,094)			(352)		(9,598)
Interest expense		(3,015)	(25,358)	(40,812)			—		(16,584)
Other, net		(1,624)	1,949	1,089			(4,791)		2,679
Net income (loss)		$(210)	$(219)	$52,474			$(6,175)		$9,483

Company’s interest		50%	60%	22.3%			80%		15%
Equity in net income (loss)	$9,103	$(105)	$(131)	$12,145			$(4,940)		$1,431	$703
Interest and other income	11,454	1,645	199	9,754			—		(144)	—
Fee income	3,259	504	2,755	—			—		—	—
Income (loss) from partially-owned entities	$23,816	$2,044	$2,823 (1)	$21,899	(3)	$ N/A	$(4,940	)(4)	$1,287	$703

(Decrease) increase in income of partially-owned entities	$(7,996)	$(204)	$(2,823)	$(12,498	)(3)	$1,531	$4,223	(4)	$309	$1,466

(1)                                  On November 18, 2004, the Company’s investment in Americold was consolidated into the accounts of the Company.  See page 65 for further details.

(2)                                  See page 34 for details of this investment.

(3)                                  The six months ended June 30, 2005 includes the Company’s $4,016 share of Newkirk MLP’s impairment losses.  The six months ended June 30, 2004 includes (i) a gain of $7,494 resulting from the exercise of an option by the Company’s joint venture partner to acquire certain MLP units held by the Company, (ii) $2,436 for the Company’s share of net gains on sale of real estate, partially offset by (iii) $2,142 for the Company’s share of impairment losses.

(4)                                  The six months ended June 30, 2005 includes the Company’s $3,833 share of an impairment loss on one of the Starwood Ceruzzi Joint Venture’s properties.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $171,121,000 for the six months ended June 30, 2005, compared to $18,852,000 in the prior year’s six months, an increase of $152,269,000.  This increase resulted primarily from:

(Amounts in thousands)
Net gain on conversion of Sears common shares and derivative position to Sears Holding common shares and derivative position, after a $7,265 third-party performance based participation	$86,094
Income from the mark-to-market of Sears Holding derivative position	45,759
Interest income on the Company’s mezzanine loans to Charles Square in November 2004, Riley Holdco Corp. in February 2005, Roney Palace in February 2005 and The Sheffield in April 2005	10,374
Income from the mark-to-market of 5.7 million GMH warrants at June 30, 2005	2,563
Interest income on the Company’s General Motors Building Mezzanine loans in 2004 which were repaid in January 2005	(5,607)
Interest income including an $830 premium recognized on repayment of the mezzanine loan to Extended Stay America in May 2005	2,739
Other, net – primarily due to interest earned on higher cash balances	10,347
$152,269

Interest and Debt Expense

Interest and debt expense was $161,314,000 for the six months ended June 30, 2005, compared to $115,726,000 in the prior year’s six months, an increase of $45,588,000.  This increase resulted primarily from (i) $27,600,000 from the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004 versus accounting for the investment on the equity method prior, (ii) $11,548,000 from an increase in the weighted average interest rate on variable rate of debt of 193 basis points and (iii) $5,578,000 of interest expense on the Company’s $500,000,000 senior exchangeable debentures issued in March 2005.

Net gains on Disposition of Wholly-Owned and Partially-Owned Assets Other than Depreciable Real Estate

Net gain on dispositions of wholly-owned and partially-owned assets other than depreciable real estate of $3,488,000 for the six months ended June 30, 2005 includes gains on sale of marketable securities and land parcels of $2,019,000 and $1,469,000, respectively.  Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the six months ended June 30, 2004 represents a $776,000 gain on sale of residential condominiums.

Minority Interest of Partially-Owned Entities

Minority interest was $1,730,000 of income for the six months ended June 30, 2005, compared to $15,000 of income for the prior year’s six months, a change of $1,715,000.  This change resulted primarily from the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004 versus accounting for the investment on the equity method in the prior year.

Income From Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the six months ended June 30, 2005 and 2004 include the operating results of the assets related to discontinued operations (Vineland and 400 North LaSalle, which was sold on April 21, 2005), as well as the Company’s Palisades Residential Complex sold on June 29, 2004, and Dundalk, Maryland retail property sold on August 12, 2004.

	For The Six Months Ended June 30,
(Amounts in thousands)	2005	2004
Total revenues	$2,443	$10,772
Total expenses	1,551	9,498
Net income	892	1,274
Gain on sale of 400 N. LaSalle	31,614	—
Gain on sale of Palisades	—	65,905
Income from discontinued operations	$32,506	$67,179

Limited Partners’ Interest in the Operating Partnership

Limited partners’ interest in the Operating Partnership was $51,170,000 for the six months ended June 30, 2005 compared to $39,468,000 for the prior year’s six months, an increase of $11,702,000.  This increase results primarily from higher net income subject to allocation to the minority limited partners partially offset by a lower minority limited partnership ownership interest due to the conversion of operating partnership Class A units into common shares of the Company subsequent to June 30, 2004.

Perpetual Preferred Unit Distributions of the Operating Partnership

Perpetual preferred unit distributions of the Operating Partnership were $33,693,000 for the six months ended June 30, 2005, compared to $34,246,000 for the prior year’s six months, a decrease of $553,000.  This decrease resulted primarily from the redemption of $80,000,000 of the Company’s 8.25% Series D-3 preferred units in January 2005, partially offset by (i) distributions to holders of the 7.20% Series D-11 and 6.55% D-12 units issued in May and December 2004 and (ii) a $2,200,000 write-off of the Series D-3 issuance costs upon their redemption.

Changes in EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the six months ended June 30, 2005 from the six months ended June 30, 2004.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics		Other
Six months ended June 30, 2004	$543,456	$316,487		$76,588	$65,541		$35,390		$49,450
2005 Operations:
Same store operations(1)		(199)		2,981	5,032	(3)	—	(5)
Acquisitions, dispositions and non-same store income and expenses		1,289		20,946	11,632	(4)	(948)
Six months ended June 30, 2005	$713,548	$317,577		$100,515	$82,205		$34,442		$178,809
% increase in same store operations		—	%(2)	4.0%	7.8	% (3)	N/A	(5)

(1)                      Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)                      EBITDA and the same store percentage increase (decrease) were $170,518 and 4.7% for the New York portfolio and $147,059 and (5.0%) for the Washington DC portfolio.

(3)                      EBITDA and the same store percentage increase reflect the commencement of leases with WPP Group (228,000 square feet) in the third quarter of 2004 and the Chicago Sun Times (127,000 square feet) in the second quarter of 2004.  The same store percentage increase exclusive of these leases was 2.1%.

(4)                      Primarily represents $13,362 of lease termination fee income received from a tenant at 7 West 34th Street, partially offset by $2,462 for the write-off of the tenant’s receivable arising from the straight-lining of rent.  See page 52 for details.

(5)                      Not comparable because prior to November 4, 2004, (date the operations of AmeriCold Logistics were combined with Americold), the Company reflected its equity in the rent Americold received from AmeriCold Logistics.  Subsequent thereto, the Company reflects its equity in the operations of the combined company.  See page 65 for condensed pro forma operating results of Americold for the six months ended June 30, 2005 and 2004, giving effect to the acquisition of its tenant, AmeriCold Logistics, as if it had occurred on January 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months Ended June 30, 2005

Cash flows provided by operating activities of $320,453,000 was primarily comprised of (i) net income of $380,901,000, (ii) distributions of income from partially-owned entities of $14,895,000, partially offset by (iii) the net change in operating assets and liabilities of $74,438,000 and (iv) adjustments for non-cash items of $905,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $167,431,000, (ii) allocation of income to limited partners of the Operating Partnership of $51,170,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $31,493,000, (iv) the write-off of preferred unit issuance costs of $2,200,000, partially offset by, (v) net gains on conversion of Sears common shares and derivative position to Sears Holdings common shares and derivative position of $86,094,000, (vi) income from mark-to-market of Sears Holdings derivative position of $45,759,000, (vii) income from mark-to-market of GMH Communities L.P. warrants of $2,563,000, (viii) net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $3,488,000, (ix) the effect of straight-lining of rental income of $22,059,000, (x) equity in net income of partially-owned entities and Alexander’s of $54,236,000 (xi) net gains on sale of real estate of $31,614,000 and (x) amortization of acquired below market leases net of above market leases of $5,656,000.

Net cash used in investing activities of $361,454,000 was primarily comprised of (i) investments in notes and mortgage loans receivable of $275,000,000, (ii) capital expenditures of $26,868,000, (iii) development and redevelopment expenditures of $62,707,000, (iv) investments in partially-owned entities of $182,657,000, (v) acquisitions of real estate of $217,266,000, (vi) investments in marketable securities of $154,509,000, partially offset by (vii) proceeds from the sale of real estate of $126,584,000, (viii) distributions of capital from partially-owned entities of $8,246,000, (ix) repayments on notes and mortgages receivable of $358,000,000, (x) restricted cash of $35,255,000 and (xi) proceeds from the sale of marketable securities of $29,468,000.

Net cash provided by financing activities of $283,817,000 was primarily comprised of (i) proceeds from borrowings of $795,000,000, (ii) proceeds from the issuance of preferred shares and units of $108,956,000, (iii) proceeds of $40,798,000 from the exercise by employees of share options, partially offset by (iv) dividends paid on common shares of $202,591,000, (v) repayments of borrowings of $185,681,000, (vi) redemption of preferred shares and units of $195,000,000, (vii) dividends paid on preferred shares of $14,884,000, and (viii) distributions to minority partners of $57,984,000.

During 2005 and 2006, approximately $51,493,000 and $423,247,000 of the Company’s notes and mortgages payable mature, respectively.  The Company may refinance such loans or choose to repay all or a portion of such loans using existing cash balances or its revolving credit facility.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2005.

(Amounts in thousands)	Total	New York Office	Washington DC	Retail		Merchandise Mart	Other
Capital Expenditures – Accrual basis:
Expenditures to maintain the assets:
Recurring	$13,634	$6,005	$2,343	$(1,213	)(1)	$6,392	$107
Non-recurring	—	—	—	—		—	—
	13,634	6,005	2,343	(1,213)		6,392	107
Tenant improvements:
Recurring	40,131	17,384	9,193	3,483		10,071	—
Non-recurring	1,938	—	1,938	—		—	—
	42,069	17,384	11,131	3,483		10,071	—
Total	$55,703	$23,389	$13,474	$2,270		$16,463	$107

Leasing Commissions:
Recurring	$7,892	$3,972	$2,048	$288		$1,584	$—
Non-recurring	294	—	294	—		—	—
	$8,186	$3,972	$2,342	$288		$1,584	$—

Square feet leased	3,109	660	1,178	373		898	—

Total Capital Expenditures and Leasing Commissions - Accrual basis	$63,889	$27,361	$15,816	$2,558		$18,047	$107
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	30,613	11,245	9,313	1,672		8,383	—
Expenditures to be made in future periods for the current period	(36,050)	(18,315)	(9,224)	(3,071)		(5,440)	—
Total Capital Expenditures and Leasing Commissions - Cash basis	$58,452	$20,291	$15,905	$1,159		$20,990	$107

Development and Redevelopment Expenditures:
7 West 34th Street	$12,425	$—	$—	$—		$12,425	$—
Crystal Plazas (PTO)	16,543	—	16,543	—		—	—
640 Fifth Avenue	5,435	5,435	—	—		—	—
Crystal Drive – retail	1,212	—	1,212	—		—	—
Other	27,092	1,478	328	16,664		8,140	482
	$62,707	$6,913	$18,083	$16,664		$20,565	$482

(1)                                  Reflects reimbursements from tenants for expenditures incurred in the prior year.

Cash Flows for the Six Months Ended June 30, 2004

Cash flows provided by operating activities of $294,617,000 was primarily comprised of (i) income of $244,440,000, (ii) adjustments for non-cash items of $67,653,000, (iii) distributions of income from partially-owned entities of $7,722,000, partially offset by (iv) the net change in operating assets and liabilities of $25,198,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $118,527,000, (ii) allocation of income to limited partners of the Operating Partnership of $39,468,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $34,246,000, and (iv) write-off of preferred unit issuance costs of $3,895,000, partially offset by, (v) a net gain on sale of real estate of $65,905,000, (vi) the effect of straight-lining of rental income of $27,849,000, (vii) equity in net income of partially-owned entities and Alexander’s of $27,066,000 and (viii) amortization of acquired below market leases net of above market leases of $6,762,000.

Net cash provided by investing activities of $16,009,000 was primarily comprised of (i) proceeds from the sale of real estate of $220,447,000, (ii) distributions of capital from partially-owned entities of $156,033,000, (iii) repayments on notes and mortgages receivable of $38,500,000, partially offset by, (iv) restricted cash, primarily mortgage escrows of $108,103,000, (v) investments in mortgage notes receivable of $105,552,000, (vi) capital expenditures of $55,421,000, (vii) development and redevelopment expenditures of $54,542,000, (viii) investments in partially-owned entities of $5,396,000, and (ix) acquisitions of real estate of $69,957,000.

Net cash used in financing activities of $405,733,000 was primarily comprised of (i) dividends paid on common shares of $192,952,000, (ii) repayments of borrowings of $313,955,000, (iii) redemption of preferred shares and units of $112,467,000, (iv) dividends paid on preferred shares of $10,184,000, and (v) distributions to minority partners of $69,979,000, partially offset by, (vi) proceeds from borrowings of $225,597,000, (vii) proceeds of $34,082,000 from the exercise by employees of share options and (viii) proceeds of $34,125,000 from the issuance of preferred shares and units.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2004.

(Amounts in thousands)	Total		New York Office	Washington DC		Retail	Merchandise Mart	Other
Capital Expenditures - Accrual basis:
Expenditures to maintain the assets:
Recurring	$14,637		$3,013	$1,575		$(157)	$6,601	$3,605
Non-recurring	764		—	764		—	—	—
	15,401		3,013	2,339		(157)	6,601	3,605
Tenant improvements:
Recurring	65,123		24,754	9,449		2,459	28,461	—
Non-recurring	2,107		—	2,107		—	—	—
	67,230		24,754	11,556		2,459	28,461	—
Total	$82,631		$27,767	$13,895		$2,302	$35,062	$3,605

Leasing Commissions:
Recurring	$23,986		$13,341	$2,929		$355	$7,361	$—
Non-recurring	386		—	386		—	—	—
	$24,372		$13,341	$3,315		$355	$7,361	$—

Square feet leased	4,004	(1)	913	1,366	(1)	724	1,001	—

Total Capital Expenditures and Leasing Commissions - Accrual basis	$107,003		$41,108	$17,210		$2,657	$42,423	$3,605
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	41,441		17,863	20,168		1,311	2,099	—
Expenditures to be made in future periods for the current period	(75,039)		(31,529)	(10,300)		(2,678)	(30,532)	—
Total Capital Expenditures and Leasing Commissions - Cash basis	$73,405		$27,442	$27,078		$1,290	$13,990	$3,605

Development and Redevelopment Expenditures:
640 Fifth Avenue	$8,987		$8,987	$—		$—	$—	$—
4 Union Square South	13,571		—	—		13,571	—	—
Crystal Drive – retail	11,279		—	11,279		—	—	—
Other	20,705		492	—		12,328	7,302	583
	$54,542		$9,479	$11,279		$25,899	$7,302	$583

(1)                                  Excludes 261 square feet of development space leased during the period.

SUPPLEMENTAL INFORMATION

Three Months Ended June 30, 2005 vs. Three Months Ended March 31, 2005

Below are the details of the changes in EBITDA by segment for the three months ended June 30, 2005 from the three months ended March 31, 2005.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Other
EBITDA for the three months ended March 31, 2005	$358,561	$158,030		$48,087	$42,812		$17,187	$92,445
2005 Operations:
Same store operations(1)		5,027		1,113	5,399	(3)	68
Acquisitions, dispositions and other non-same store income and expenses		(3,510)		3,228	(8,818	)(4)	—
EBITDA for the three months ended June 30, 2005	$354,987	$159,547		$52,428	$39,393		$17,255	$86,364
% increase in same store operations		3.3	%(2)	2.4%	16.8	%(3)	0.3%

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)          Same store percentage increase was 5.8% for the New York portfolio and 0.5% for the Washington DC portfolio.

(3)          Primarily due to seasonality of operations as the second and fourth quarters include major trade shows and, therefore have historically been higher than the first and third quarters.

(4)          Primarily represents $13,362 of lease termination fee income received from a tenant at 7 West 34th Street, partially offset by $2,462 for the write-off of the tenant’s receivable arising from the straight-lining of rent.  See page 42 for details.

Below is a reconciliation of net income and EBITDA for the three months ended March 31, 2005.

(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Net income for the three months ended March 31, 2005	$199,819	$81,888	$23,862	$30,296	$1,668	$62,105
Interest and debt expense	83,091	34,639	16,442	2,902	6,492	22,616
Depreciation and amortization	74,964	41,249	7,783	9,536	8,767	7,629
Income taxes	687	254	—	78	260	95
EBITDA for the three months ended March 31, 2005	$358,561	$158,030	$48,087	$42,812	$17,187	$92,445

Investment in Americold Realty Trust

Prior to November 18, 2004, the Company owned a 60% interest in the Vornado Crescent Portland Partnership, which owned Americold, and accounted for its interest under the equity method.  On November 18, 2004 the Company’s investment in Americold was consolidated into the accounts of the Company.  The following is a pro forma presentation of the results of operations of Americold for the three months and six months ended June 30, 2005 and 2004, giving effect to the acquisition of AmeriCold Logistics as if it had occurred on January 1, 2004.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2005	2004	2005	2004
Revenue	$178,891	$166,011	$360,116	$336,357
Cost applicable to revenue	136,720	128,950	276,278	259,330
Gross margin	42,171	37,061	83,838	77,027
General and administrative expense	9,972	9,121	18,769	18,847
Depreciation and amortization	19,006	18,187	37,377	36,475
Interest expense	13,955	12,902	27,600	25,495
Other income	(1,948)	(2,774)	(2,762)	(4,354)
Net income	1,186	(375)	2,854	564
Taxes	359	305	619	608
Depreciation and amortization	9,070	8,600	17,837	17,261
Interest expense	6,640	6,141	13,132	12,136
EBITDA	$17,255	$14,671	$34,442	$30,569
Same store percentage increase	16.9%		12.3%

Revenue increased by $12,880,000 from the prior year’s quarter and $23,759,000 from the prior year’s six months.  These increases were primarily due to (i) an increase in Americold’s transportation management services business from both new and existing customers, of which $4,019,000 relates to the quarter and $10,415,000 relates to the six months, (ii) an increase in new managed warehouse contracts, net of a contract termination in the fourth quarter of 2004, of which $4,318,000 relates to the quarter and $5,361,000 relates to the six months and (iii) an increase in handling, storage and accessorial services.

Gross margin from owned warehouses was $38,258,000, or 34.7%, for the quarter ended June 30, 2005, compared to $34,483,000, or 32.4%, for the quarter ended June 30, 2004, an increase of $3,775,000.  Gross margin from owned warehouses was $76,265,000, or 34.4%, for the six months ended June 30, 2005, compared to $71,522,000, or 33.3%, for the six months ended June 30, 2004, an increase of $4,743,000.  These increases were primarily attributable to higher occupancy, lower operating costs and improved productivity at the Atlanta and Allentown facilities.

Gross margin from other operations (i.e., transportation, management services and managed warehouses) was $3,913,000 for the quarter ended June 30, 2005, compared to $2,578,000 for the quarter ended June 30, 2004, an increase of $1,335,000. Gross margin from other operations was $7,573,000 for the six months ended June 30, 2005, compared to $5,505,000 for the six months ended June 30, 2004, an increase of $2,068,000.   These increases were primarily the result of an increase in business in transportation management services from both new and existing customers and an increase in margin from new and existing managed warehouse customers.

Interest expense increased by $1,053,000 from the prior year’s quarter and $2,105,000 from the prior year’s six months.  These increases were primarily due to higher average debt outstanding as Americold obtained mortgage financing on 28 of its unencumbered properties in February 2004 and higher interest rates.

General and administrative expense increased by $851,000 from the prior year’s quarter and decreased by $78,000 from the prior year’s six months.  The increase from the prior year’s quarter resulted primarily from an increase in tax and bonus provisions, partially offset by a decrease in other benefits and travel and entertainment expenses.

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

The calculations of both the numerator and denominator used in the computation of income per share are disclosed in footnote 11 - Income Per Share, in the Company’s notes to consolidated financial statements on page 22 of this Quarterly Report on Form 10-Q.

FFO for the Three and Six Months Ended June 30, 2005, and 2004

FFO applicable to common shares plus assumed conversions was $215,802,000, or $1.51 per diluted share for the three months ended June 30, 2005, compared to $159,674,000 or $1.22 per diluted share for the prior year’s quarter, an increase of $56,128,000 or $.29 per share.  FFO applicable to common shares plus assumed conversions was $465,011,000 or $3.35 per diluted share for the six months ended June 30, 2005, compared to $288,649,000 or $2.24 per diluted share for the prior year’s six months, an increase of $176,362,000 or $1.11 per share.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004
Reconciliation of Net Income to FFO:
Net income	$181,082	$162,001	$380,901	$244,440
Depreciation and amortization of real property	68,418	54,492	132,294	108,132
Net gain on sale of real estate	(31,614)	(65,905)	(31,614)	(65,905)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	6,290	13,442	12,587	26,546
Net gain on sale of real estate	(79)	(862)	(214)	(2,779)
Limited partners’ share of above adjustments	(5,244)	(196)	(14,245)	(10,782)
FFO	218,853	162,972	479,709	299,652
Preferred share dividends	(8,385)	(3,565)	(20,771)	(11,547)
FFO applicable to common shares	210,468	159,407	458,938	288,105
Interest on 3.875% exchangeable senior debentures	5,094	—	5,578	—
Series A convertible preferred share dividends	240	267	495	544
FFO applicable to common shares plus assumed conversions	$215,802	$159,674	$465,011	$288,649

Reconciliation of Weighted Average Shares:
Weighted average common shares outstanding	130,178	125,468	129,254	123,539
Effect of dilutive securities:
Employee stock options and restricted share awards	6,747	4,821	6,511	5,084
3.875% exchangeable senior debentures	5,479	—	2,816	—
Series A convertible preferred shares	409	455	422	464
Denominator for diluted FFO per share	142,813	130,744	139,003	129,087

Diluted FFO per share	$1.51	$1.22	$3.35	$2.24

Included in FFO are certain items that affect comparability as detailed below.  Before these items, the three months ended June 30, 2005 is 3.3% lower than the prior year’s three months on a per share basis and the six months ended June 30, 2005 is 4.3% higher than the prior year’s six months on a per share basis.

	For the Three Months Ended
	June 30, 2005		June 30, 2004
(Amounts in thousands, except per share amounts)	Amount	Per Share	Amount	Per Share
FFO applicable to common shares plus assumed conversions	$215,802	$1.51	$159,674	$1.22

Items that affect comparability:
Income from mark-to-market of Sears Holdings derivative position	$(37,860)		$—
Income from mark-to-market of GMH warrants	(12,741)		—
Net gain on sale of Alexander’s 731 Lexington Avenue condominiums	(5,541)		—
Impairment losses of partially-owned entities	3,520		5,975
Alexander’s stock appreciation rights compensation expense	2,034		2,171
Net gain on sale of Newkirk MLP options	—		(7,494)
Limited partners’ share of above adjustments	5,694		(86)
	$(44,894)	$(.31)	$566	$.01

	For the Six Months Ended
	June 30, 2005		June 30, 2004
(Amounts in thousands, except per share amounts)	Amount	Per Share	Amount	Per Share
FFO applicable to common shares plus assumed conversions	$465,011	$3.35	$288,649	$2.24

Items that affect comparability:
Net gain on conversion of Sears common shares and derivative position to Sears Holdings common shares and derivative position	$(86,094)		$—
Income from mark-to-market of Sears Holdings derivative position	(45,759)		—
Net gain on sale of Alexander’s 731 Lexington Avenue condominiums	(26,174)		—
Income from mark-to-market of GMH warrants	(2,563)		—
Net gain on sale of residential condominiums	(1,469)		(776)
Alexander’s stock appreciation rights compensation expense	9,467		12,084
Impairment losses of partially-owned entities	4,016		5,975
Write-off of perpetual preferred share and unit issuance costs	6,052		3,895
Net gain on sale of Newkirk MLP options	—		(7,494)
Net loss on early extinguishment of debt of a partially-owned entity	—		1,434
Limited partners’ share of above adjustments	16,748		(2,176)
	$(125,776)	$(.91)	$12,942	$.10

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

As of June 30, 2005, the Company has an interest rate swap as described in footnote 1 to the table below.  In addition, during 2003 the Company purchased two interest rate caps with notional amounts aggregating $295,000,000, and simultaneously sold two interest rate caps with the same aggregate notional amount on substantially the same terms as the caps purchased.  As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to substantially offset one another.  Management may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

The Company’s exposure to a change in interest rates on its consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

	As at June 30, 2005				As at December 31, 2004
(Amounts in thousands, except per share amounts)	Balance		Weighted Average Interest Rate	Effect of 1% Increase In Base Rates	Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$1,038,243	(1)	4.75%	$10,383	$1,114,981	3.45%
Fixed rate	4,596,888		6.29%	—	3,841,530	6.68%
	$5,635,131		6.00%	10,383	$4,956,511	5.95%

Debt of non-consolidated entities:
Variable rate	$132,497		5.59%	1,325	$122,007	4.67%
Fixed rate	659,017		7.29%	—	547,935	6.73%
	$791,514		7.01%	1,325	$669,942	6.36%

Limited partners’ interest in the Operating Partnership				(1,358)

Total change in the Company’s annual net income				$10,350
Per share-diluted				$(.07)

(1)           Includes $506,942 for the Company’s senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing three month LIBOR rate (4.11% if set on June 30, 2005).  In accordance with SFAS No. 133, as amended, the Company is required to fair value the debt at each reporting period.  At June 30, 2005, the fair value adjustment was $7,227, and is included in the balance of the senior unsecured notes above.

The fair value of the Company’s debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $14,912,000 at June 30, 2005.

Derivative Instruments

The Company has the following derivative instruments that do not qualify for hedge accounting treatment:

As a result of the merger between Sears and Kmart on March 30, 2005, the Company’s derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holding valued at $323,936,000 based on the $130.00 per share closing price on March 30, 2005, the date of the merger, and $146,663,000 of cash.  As a result, the Company recognized a net gain of approximately $58,443,000 based on the fair value of the Company’s derivative position after the exchange of these underlying assets.  Because this derivative position does not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  In the three and six months ended June 30, 2005, the Company recorded $37,860,000 and $45,759,000 of income, respectively from the mark-to-market of this derivative position based on Sears Holding’s closing share price of $149.87 on June 30, 2005.

Under a warrant agreement with GMH Communities L.P., the Company holds 5.7 million warrants to purchase partnership units of GMH at an adjusted exercise price of $8.82 per share.  Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  In the three and six months ended June 30, 2005, the Company recorded $12,741,000 and $2,563,000 of income, respectively, from the mark-to-market of these warrants based on GCT’s closing stock price on the NYSE of $13.85 per share on June 30, 2005.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, such disclosure controls and procedures were effective.

Internal Control Over Financial Reporting:  Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, the Company determined that the Company’s consolidated statement of cash flows for the period ended June 30, 2004 included in its Quarterly Report on Form 10-Q for the period ended June 30, 2004 should be restated.  The restatement, which has been made in this Quarterly Report on Form 10-Q, was a result of a material weakness in internal control over financial reporting as the control over the proper classification of the cash distributions received from partially-owned entities to determine whether they related to a return of capital or income did not operate effectively.  Subsequent to the filing of our Form 10-Q for the quarter ended March 31, 2005, we have involved additional personnel in the preparation and review of the consolidated statement of cash flows.  We believe that as of June 30, 2005 we have remediated this weakness.

There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following updates the discussion set forth under “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Stop & Shop

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated.  Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze the Company’s right to re-allocate which effectively terminated the Company’s right to collect the additional rent from Stop & Shop.  On March 3, 2003, after the Company moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint.  On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint.  The Company removed the action to the United States District Court for the Southern District of New York.  In January 2005 that court remanded the action to the New York Supreme Court.  On February 14, 2005, the Company served an answer in which it asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.  On May 17, 2005, the Company served a motion for summary judgment.  On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment.  The hearing date for the motions has not been set as of the date of this filing.  The Company intends to pursue its claims against Stop & Shop vigorously.

H Street Building Corporation (“H Street”)

On July 21, 2005, the Company acquired H Street Building Corporation (“H Street”), which owns 50% of the stock, directly or indirectly, in certain corporations that own real estate assets located in Virginia and Washington DC.  On July 22, 2005, two of the corporations, now owned 50% by the Company, filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court for the District of Columbia alleging that the Company (i) encouraged H Street to breach its fiduciary duties to these corporations and (ii) interfered with prospective business and contractual relationships.  The complaint seeks an unspecified amount of damages and a rescission of the Company’s acquisition of H Street.  The Company believes that the complaint is without merit and that it will be successful in defending against this action.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 18, 2005, the Company held its annual meeting of shareholders.  The shareholders voted, in person or by proxy, for (i) the election of four nominees to serve on the Board of Trustees for the terms described below and until their respective successors are duly elected and qualified and (ii) the ratification of the selection of independent auditors with regard to the current fiscal year.  The results of the voting are shown below:

Election of Trustees:

Trustee	Term	Votes Cast for	Votes Cast Against or Withheld
Ronald Targan	3 years	107,942,143	2,866,786
Robert H. Smith	3 years	103,926,207	6,882,722
Anthony W. Deering	3 years	108,534,087	2,274,842
Michael Lynne	3 years	104,914,590	5,894,339

In addition to the four Trustees elected or re-elected above, David Mandelbaum, Richard R. West, Robert P. Kogod, Russell B Wight, Jr., Michael D. Fascitelli and Steven Roth continued to serve as Trustees after the meeting.

Because of the nature of the election of Trustees, there were no abstentions or broker non-votes.

	Votes Cast for	Votes Cast Against or Withheld
Ratification of selection of independent auditors for the current fiscal year	109,778,835	1,030,094

Because of the nature of the ratification of the Company’s independent auditors, there were no abstentions or broker non-votes.

Item 6.    Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: July 29, 2005	By:	/s/ Joseph Macnow
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

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on May 23, 1996 – Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

*

3.3	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 3, 1997 – Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

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

Articles of Amendment of Declaration of Trust of Vornado Realty Trust dated December 16, 2004, as filed with the State Department of Assessments and Taxation of Maryland on December 16, 2004 – Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K, dated December 16, 2004 (File No. 001-11954), filed on December 21, 2004

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

Articles Supplementary Classifying Vornado Realty Trust’s Series D-1 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, no par value – Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998

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

Articles Supplementary Classifying Vornado Realty Trust’s Series D-9 8.75% Preferred Shares, dated September 21, 2001, as filed with the State Department of Assessments and Taxation of Maryland on September 25, 2001 – Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.26	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-10 7.00% Cumulative Redeemable Preferred Shares, dated November 17, 2003, as filed with the State Department of Assessments and Taxation of Maryland on November 17, 2003 – Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 18, 2003

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

*              Incorporated by reference.

3.31	—

Articles Supplementary Classifying Vornado Realty Trust’s 6.625% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K, dated December 16, 2004 (File No. 001-11954), filed on December 21, 2004

*

3.32	—

Articles Supplementary Classifying Vornado Realty Trust’s 6.750% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.32 to Vornado Realty Trust’s Registration Statement on
Form 8-A (File No. 001-11954), filed June 16, 2005

*

3.33	—

Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 - Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

3.34	—

Second Amendment and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.35	—

Amendment to the Partnership Agreement, dated as of December 16, 1997 - Incorporated by reference to Exhibit 3.27 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.36	—

Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated by reference to Exhibit 3.5 of Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998

*

3.37	—

Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust’s Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998

*

3.38	—

Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado Realty Trust’s Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999

*

3.39	—

Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado Realty Trust’s Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999

*

3.40	—

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

*

3.43	—

Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999

*

*              Incorporated by reference.

3.44	—

Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

3.45	—

Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust’s Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999

*

3.46	—

Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust’s Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000

*

3.47	—

Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust’s Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000

*

3.48	—

Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust’s Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000

*

3.49	—

Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

3.50	—

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

*

3.52	—

Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on March 18, 2002

*

3.53	—

Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954)

*

3.54	—

Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.27 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.55	—

Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 10.5 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

*

3.56	—

Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 – Incorporated by reference to Exhibit 3.49 of Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No 001-11954), filed on March 3, 2004

*

3.57	—

Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated by reference to Exhibit 99.2 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004

*

*              Incorporated by reference.

3.58	—

Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 – Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005

*

3.59	—

Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 – Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005

*

3.60	—

Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 – Incorporated by reference to Exhibit 3.1 of Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

*

3.61	—

Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 – Incorporated by reference to Exhibit 3.2 of Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

*

3.62	—

Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 - Incorporated by reference to Exhibit 3.1 of Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on January 4, 2005

*

4.1	—	Instruments defining the rights of security holders (see Exhibits 3.1 through 3.33 of this Quarterly Report on Form 10-Q)	*

4.2	—

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

Specimen certificate evidencing Vornado Realty Trust’s 6.750% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 4.8 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed June 16, 2005

*

*              Incorporated by reference.

4.8		—

Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, LaSalle Bank National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc. - Incorporated by reference to Exhibit 10.48 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

4.9		—

Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.’s Current Report on Form 8-K dated June 19, 2002 (File No. 000-22685), filed on June 24, 2002

*

4.10		—

Officer’s Certificate pursuant to Sections 102 and 301 of the Indenture, dated June 24, 2002 - Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

4.11		—

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

10.1	**	—

Vornado Realty Trust’s 1993 Omnibus Share Plan, as amended - Incorporated by reference to Exhibit 4.1 of Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 331-09159), filed on July 30, 1996

*

10.2	**	—

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

*

10.5	**	—

Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 1998 - Incorporated by reference to Exhibit 10.7 of Vornado’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998

*

10.6	**	—

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

*

10.22	**	—

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

*

10.31	**	—

Employment Agreement, dated January 22, 2000, between Vornado Realty Trust and Melvyn Blum - Incorporated by reference to Exhibit 10.49 of Vornado’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.32	**	—

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

*

10.40	**	—

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 001-11954), filed on May 1, 2002

*

10.41	**	—

First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.42	**	—

First Amendment, dated June 7, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.3 to Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.43	**	—

Second Amendment, dated October 31, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.4 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.44	**	—

2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.7 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.45	**	—

First Amendment, dated October 31, 2002, to the 2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.8 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.46	**	—

First Amendment, dated October 31, 2002, to the Registration Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.9 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.47	**	—

Trust Agreement between Vornado Realty Trust and Chase Manhattan Bank, dated December 2, 1996 - Incorporated by reference to Exhibit 99.10 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.48	**	—

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

*

10.58	**	—	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2 to Vornado’s Registration Statement on Form S-3 (File No. 333-102216) filed December 26, 2002	*

10.59	**	—

First Amended and Restated Promissory Note from Michael D. Fascitelli to Vornado Realty Trust, dated December 17, 2001 – Incorporated by reference to Exhibit 10.59 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.60	**	—

Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002- Incorporated by reference to Exhibit 10.60 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.61	**	—

Amendment to Employment Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003 – Incorporated by reference to Exhibit 10.61 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.62	**	—

Amendment No. 1 to Deferred Stock Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003 – Incorporated by reference to Exhibit 10.62 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.63	**	—

Employment Agreement between Vornado Realty Trust and Mitchell Schear, dated April 7, 2003 – Incorporated by reference to Exhibit 10.1 of Vornado Realty Trust’s Quarterly Report on form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003

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

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

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

*

10.70	**	—

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

*

10.74	**	—

Form of Stock Option Agreement between the Company and certain employees dated as of February 8, 2005 – Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 28, 2005

*

10.75	**	—

Form of Restricted Stock Option Agreement between the Company and certain employees dated as of February 8, 2005 – Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 28, 2005

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.76	**	—

Employment Agreement between Vornado Realty Trust and Sandeep Mathrani, dated February 22, 2005 and effective as of January 1, 2005 – Incorporated by reference to Exhibit 10.76 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*

10.77		—

Equity Commitment Letter, dated March 17, 2005, from Vornado Realty L.P. to Global Toys Acquisition, LLC – Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

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