Form 10-Q
period 2005-09-30
VORNADO REALTY TRUST
filed 2005-11-01
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                  to

Commission File Number:  001-11954

VORNADO REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

As of September 30, 2005, 140,544,221 of the registrant’s common shares of beneficial interest are outstanding.

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)	(UNAUDITED) September 30, 2005	December 31, 2004
ASSETS
Real estate, at cost:
Land	$2,068,381	$1,688,002
Buildings and improvements	8,127,044	7,578,683
Development costs and construction in progress	203,841	181,891
Leasehold improvements and equipment	322,160	307,665
Total	10,721,426	9,756,241
Less accumulated depreciation and amortization	(1,596,233)	(1,407,644)
Real estate, net	9,125,193	8,348,597

Cash and cash equivalents, including U.S. government obligations under repurchase agreements of $52,750 and $23,110	394,461	599,282
Escrow deposits and restricted cash	182,702	229,193
Marketable securities	407,564	185,394
Investments and advances to partially-owned entities, including Alexander’s of $91,175 and $204,762	1,378,075	605,300
Due from officers	19,153	21,735
Accounts receivable, net of allowance for doubtful accounts of $17,631 and $17,339	214,625	164,524
Notes and mortgage loans receivable	344,372	440,186
Receivable arising from the straight-lining of rents, net of allowance of $5,693 and $6,787	361,414	324,848
Other assets	726,278	577,926
Assets related to discontinued operations	908	83,532

TOTAL ASSETS	$13,154,745	$11,580,517

	(UNAUDITED) September 30, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$4,274,768	$3,989,228
Senior unsecured notes	950,667	962,096
Exchangeable senior debentures	490,500	—
Accounts payable and accrued expenses	452,744	413,962
Officers’ compensation payable	50,037	32,506
Deferred credit	159,697	103,524
Other liabilities	143,203	113,402
Liabilities related to discontinued operations	—	5,187
Total liabilities	6,521,616	5,619,905
Minority interest, including unitholders in the Operating Partnership	1,269,676	1,947,871
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized, 110,000,000 shares; issued and outstanding 34,175,472 and 23,520,604	835,561	577,454
Common shares of beneficial interest: $.04 par value per share; authorized, 200,000,000 shares; issued and outstanding 140,544,221 and 127,478,903 shares	5,650	5,128
Additional capital	4,216,803	3,257,731
Earnings in excess of distributions	218,804	133,899
	5,276,818	3,974,212
Common shares issued to officer’s trust	(65,753)	(65,753)
Deferred compensation shares earned but not yet delivered	68,644	70,727
Deferred compensation shares issued but not yet earned	(11,400)	(9,523)
Accumulated other comprehensive income	99,848	47,782
Due from officers for purchase of common shares of beneficial interest	(4,704)	(4,704)
Total shareholders’ equity	5,363,453	4,012,741
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,154,745	$11,580,517

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004

Revenues:
Property rentals	$349,524	$339,624	$1,030,806	$1,001,095
Temperature Controlled Logistics	232,778	—	592,894	—
Tenant expense reimbursements	53,861	48,793	154,512	141,815
Fee and other income	20,792	26,878	72,197	63,826
Total revenues	656,955	415,295	1,850,409	1,206,736
Expenses:
Operating	353,376	160,430	934,522	457,565
Depreciation and amortization	82,651	59,351	244,455	173,151
General and administrative	48,107	29,649	134,614	90,163
Costs of acquisition not consummated	—	1,475	—	1,475
Total expenses	484,134	250,905	1,313,591	722,354
Operating income	172,821	164,390	536,818	484,382
Income applicable to Alexander’s	3,699	1,127	42,115	4,377
Income from partially-owned entities	4,172	9,826	19,992	33,642
Interest and other investment (expense) income	(35,660)	17,813	135,461	36,665
Interest and debt expense	(88,391)	(61,101)	(249,705)	(176,827)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	13,448	—	16,936	776
Minority interest of partially-owned entities	(768)	33	962	48
Income from continuing operations	69,321	132,088	502,579	383,063
(Loss) income from discontinued operations	(22)	9,885	32,484	77,064
Income before allocation to limited partners	69,299	141,973	535,063	460,127
Limited partners’ interest in the Operating Partnership	(3,342)	(16,116)	(54,512)	(55,584)
Perpetual preferred unit distributions of the Operating Partnership	(27,215)	(17,334)	(60,908)	(51,580)
Net income	38,742	108,523	419,643	352,963
Preferred share dividends	(11,519)	(4,022)	(32,290)	(15,569)
NET INCOME applicable to common shares	$27,223	$104,501	$387,353	$337,394

INCOME PER COMMON SHARE—BASIC:
Income from continuing operations	$.20	$.75	$2.69	$2.09
Income from discontinued operations	—	.08	.25	.62
Net income per common share	$.20	$.83	$2.94	$2.71

INCOME PER COMMON SHARE—DILUTED:
Income from continuing operations	$.19	$.71	$2.56	$2.00
Income from discontinued operations	—	.08	.23	.59
Net income per common share	$.19	$.79	$2.79	$2.59

DIVIDENDS PER COMMON SHARE	$.76	$.71	$2.28	$2.13

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
(Amounts in thousands)	2005	2004
		(As restated— see Note 2)
Cash Flows from Operating Activities:
Net income	$419,643	$352,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	252,555	180,226
Net gain on the conversion of Sears common shares and derivative position to Sears Holdings common shares and derivative position	(86,094)	—
Equity in income of partially-owned entities, including Alexander’s	(62,107)	(38,019)
Allocation of income to limited partners of the Operating Partnership	54,512	55,584
Perpetual preferred unit distributions of the Operating Partnership	42,641	51,580
Straight-lining of rental income	(35,313)	(44,826)
Net gain on sale of real estate	(31,614)	(75,755)
Expense from mark-to-market of Sears Holdings derivative position	20,868	—
Write-off of issuance costs of preferred units redeemed and acquisition not consummated	18,267	2,175
Distributions of income from partially-owned entities	31,045	11,421
Net gain on dispositions of wholly-owned and partially-owned assets other than depreciable real estate	(16,936)	(776)
Income from mark-to-market of McDonalds derivative position	(9,859)	—
Income from mark-to-market of GMH Communities L.P. warrants	(7,813)	—
Amortization of below market leases, net	(9,118)	(11,492)
Minority interest of partially-owned entities	(962)	(48)
Changes in operating assets and liabilities:
Accounts receivable, net	(49,692)	(4,536)
Accounts payable and accrued expenses	37,980	15,649
Other assets	(74,426)	(26,673)
Other liabilities	9,273	11,199
Net cash provided by operating activities	502,850	478,672
Cash Flows from Investing Activities:
Investments in partially-owned entities	(944,653)	(6,220)
Acquisitions of real estate and other	(634,933)	(194,399)
Proceeds received upon repayment of notes and mortgage loans receivable	375,000	38,500
Investments in notes and mortgage loans receivable	(280,000)	(246,005)
Purchases of marketable securities	(225,647)	(45,509)
Distributions of capital from partially-owned entities	179,483	161,944
Proceeds from sale of real estate	126,584	233,347
Development costs and construction in progress	(106,814)	(87,798)
Proceeds from sale of securities available for sale	66,820	—
Additions to real estate	(71,332)	(81,413)
Cash restricted, primarily mortgage escrows	46,491	(44,649)
Deposits in connection with real estate acquisitions	(15,058)	—
Net cash used in investing activities	(1,484,059)	(272,202)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For The Nine Months Ended September 30,
	2005	2004
(Amounts in thousands)		(As restated - see Note 2)
Cash Flows from Financing Activities:
Proceeds from borrowings	890,000	575,158
Redemption of perpetual preferred shares and units	(782,000)	(112,467)
Proceeds from the issuance of common shares	780,750	—
Proceeds from the issuance of preferred shares and units	471,673	106,655
Dividends paid on common shares	(302,435)	(282,731)
Repayments of borrowings	(202,563)	(542,297)
Distributions to minority partners	(93,691)	(99,861)
Exercise of share options	46,123	54,199
Dividends paid on preferred shares	(22,974)	(13,594)
Debt issuance costs	(8,495)	—
Net cash provided by (used in) financing activities	776,388	(314,938)
Net decrease in cash and cash equivalents	(204,821)	(108,468)
Cash and cash equivalents at beginning of period	599,282	320,542
Cash and cash equivalents at end of period	$394,461	$212,074

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $11,613 and $5,003)	$242,238	$113,382

Non-Cash Transactions:
Conversion of Class A Operating Partnership units to common shares	$127,440	$291,000
Financing assumed in acquisitions	81,000	18,500
Unrealized net gain on securities available for sale	89,752	20,544

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Organization

         Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  All references to the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.  Vornado is the sole general partner of, and owned approximately 89.5% of the common limited partnership interest in, the Operating Partnership at September 30, 2005.

2.     Basis of Presentation

         The accompanying consolidated financial statements are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and the Company’s Current Report on Form 8-K dated August 19, 2005, as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the operating results for the full year.

         The accompanying consolidated financial statements include the accounts of Vornado and its majority-owned subsidiary, the Operating Partnership, as well as certain partially-owned entities in which the Company owns (i) more than 50% unless a partner has shared board and management representation and authority and substantive participation rights on all significant business decisions or (ii) 50% or less when the Company is considered the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) — Consolidation of Variable Interest Entities (“FIN 46R”).  All significant intercompany amounts have been eliminated.  Equity interests in partially-owned corporate entities are accounted for under the equity method of accounting when the Company’s ownership interest is more than 20% but less than 50%.  When partially-owned investments are in partnership form, the 20% threshold for equity method accounting is generally reduced to 3% to 5%, based on the Company’s ability to influence the operating and financial policies of the partnership.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company’s share of the net income or loss and cash contributions and distributions to or from these entities.  For all other investments, the Company uses the cost method.

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

         Subsequent to the issuance of the Company’s consolidated financial statements for the quarterly period ended March 31, 2005, management determined that the Company’s consolidated statements of cash flows for the nine months ended September 30, 2004 should be restated to reclassify $11,421,000 of “net cash used in investing activities” to “net cash provided by operating activities” as they relate to distributions of income received from partially-owned entities accounted for on the equity method.  The restatement did not affect the total net change in cash and cash equivalents for the nine months ended September 30, 2004 and had no impact on the Company’s consolidated balance sheet, consolidated statement of income or the related income per share amounts.

	For The Nine Months Ended September 30, 2004
(Amounts in thousands)	As Reported	As Restated
Cash Flows from Operating Activities:
Distributions of income from partially-owned entities	$—	$11,421
Net cash provided by operating activities	467,251	478,672
Cash Flows from Investing Activities:
Distributions of capital from partially-owned entities	173,365	161,944
Net cash used in investing activities	(260,781)	(272,202)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

3.       Recently Issued Accounting Literature

          On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on the Company’s consolidated financial statements.

         On December 16, 2004, the FASB issued SFAS No. 123: (Revised 2004) - Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first annual reporting period beginning after December 31, 2005.  The Company believes that the adoption of SFAS No. 123R on its effective date will not have a material effect on it’s consolidated financial statements.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so.  SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company believes that the adoption of SFAS No. 154 will not have a material effect on the Company’s consolidated financial statements.

4.       Acquisitions, Dispositions and Financings

          Acquisitions:

Beverly Connection

         On March 5, 2005, the Company acquired a 50% interest in a venture that owns Beverly Connection, a two-level urban shopping center, containing 322,000 square feet, located in Los Angeles, California for $10,700,000 in cash.  In addition, the Company provided the venture with $35,000,000 of preferred equity yielding 13.5% for up to a three-year term and a $59,500,000 first mortgage loan due February 2006 bearing interest at 13.5%.  The Company will also provide up to an additional $35,000,000 of preferred equity, if requested by the venture.  The shopping center is anchored by CompUSA, Old Navy and Sports Chalet.  The venture plans to redevelop the property and add retail, residential condominiums and assisted living facilities.  The redevelopment is subject to government approvals.  This investment is accounted for under the equity method of accounting.  The Company records its pro rata share of net income or loss in Beverly Connection on a one-month lag basis as the Company files its consolidated financial statements on Form 10-K and 10-Q prior to the time the venture reports its earnings (see Note 5 — Investments in Partially-Owned Entities).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

4.             Acquisitions, Dispositions and Financings - continued

        Westbury Retail Condominium

         On May 20, 2005, the Company acquired the retail condominium of the former Westbury Hotel in Manhattan for $113,000,000 in cash.  Simultaneously with the closing, the Company placed an $80,000,000 mortgage loan on the property bearing interest at 5.292% and maturing in 2018.  The remaining portion of the purchase price was funded as part of a Section 1031 tax-free “like-kind” exchange with a portion of the proceeds from the sale of 400 North LaSalle Residential Tower in April 2005.  The property contains approximately 17,000 square feet and is fully occupied by luxury retailers, Cartier, Chloe and Gucci under leases that expire in 2018.  The operations of Westbury Retail Condominium are consolidated into the accounts of the Company from the date of acquisition.

        Dune Capital L.P.

         On May 31, 2005, the Company contributed $50,000,000 in cash to Dune Capital L.P., a limited partnership involved in corporate, real estate and asset-based investments.  The Company’s investment represents a 3.5% limited partnership interest as at September 30, 2005.  The Company accounts for this investment on the cost method.

          Bowen Building

         On June 13, 2005, the Company acquired the 90% that it did not already own of the Bowen Building, a 231,000 square foot class A office building located at 875 15th Street N.W. in the Central Business District of Washington, D.C.  The purchase price was $119,000,000, consisting of $63,000,000 in cash and an existing mortgage of $56,000,000, bearing interest at LIBOR plus 1.5%, due in February 2007.  At September 30, 2005, the building was 83% occupied by two tenants under leases that expire in 2015 and 2020.  The operations of the Bowen Building are consolidated into the accounts of the Company from the date of this acquisition.

          H Street Building Corporation (“H Street”)

         On July 20, 2005, the Company acquired H Street, which owns directly or indirectly through stock ownership in corporations, a 50% interest in real estate assets located in Pentagon City, Virginia, including 34 acres of land leased to various residential and retail operators, a 1,670 unit apartment complex, 10 acres of land and two office buildings located in Washington, DC containing 577,000 square feet. The purchase price was approximately $246,600,000, consisting of $194,500,000 in cash and $52,100,000 for the Company’s pro rata share of existing mortgage debt.  The operations of H Street are consolidated into the accounts of the Company from the date of acquisition.

         On July 22, 2005, these two corporations filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that the Company encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships.  The complaint seeks an unspecified amount of damages and a rescission of the Company’s acquisition of H Street.   In addition, on July 29, 2005, a tenant under a ground lease with one of these corporations brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the Company’s acquisition of H Street violated a provision giving them a right of first offer and on that basis seeks a rescission of the Company’s acquisition and the right to acquire H Street for the price paid by the Company.  On September 12, 2005, the Company filed a complaint against each of these corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages.   The Company believes that the actions filed against the Company are without merit and that it will ultimately be successful in defending against them.

         Because of the legal actions described above, the Company has not been granted access to the financial information of two corporations 50% owned by H Street and accordingly has not recorded its share of their net income or loss or disclosed its pro rata share of their outstanding debt in the accompanying consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

4.             Acquisitions, Dispositions and Financings - continued

Toys “R” Us, Inc. (“Toys”)

         On July 21, 2005, a joint venture owned equally by the Company, Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys (NYSE: TOY) for $26.75 per share in cash or approximately $6.6 billion.  In connection therewith, the Company provided $428,000,000 of the $1.3 billion of equity to the venture, consisting of $407,000,000 in cash and $21,000,000 in Toys common shares held by the Company.  This investment is accounted for under the equity method of accounting.

         Because Toys’ fiscal year ends on the Saturday nearest January 31, the Company will record its 32.95% share of Toys’ net income or loss on a one-quarter lag basis.  Equity in net loss from Toys for the three months ended September 30, 2005 was $530,000, which consisted of (i) $1,977,000, representing the Company’s share of Toys’ net loss in Toys’ second quarter ended July 30, 2005 for the period from July 21, 2005 (the date of the Toys acquisition) to July 30, 2005, partially offset by (ii) $1,333,000 of interest income on the Company’s $150,000,000 share of the $1.9 billion senior unsecured bridge loan described below and (iii) $114,000 of management fees.

         On August 29, 2005, the Company acquired $150,000,000 of the senior unsecured bridge loan financing provided to Toys.  The loan is senior to the acquisition equity of $1.3 billion and $1.6 billion of existing debt.  The loan bears interest at LIBOR plus 5.25% (8.88% as of September 30, 2005) not to exceed 11% and provides for an initial .375% placement fee and additional fees of .375% at the end of three and six months if the loan has not been repaid.  The loan is prepayable at any time without penalty.

         The unaudited pro forma information set forth below presents the condensed consolidated statements of income for the Company for the three and nine months ended September 30, 2005 and 2004 (including Toys’ results for the three and nine months ended July 30, 2005 and July 31, 2004, respectively) as if the above transactions had occurred on January 1, 2004.   The unaudited pro forma information below is not necessarily indicative of what the Company’s actual results would have been had these transactions been consummated on January 1, 2004, nor does it represent the results of operations for any future periods.  In management’s opinion, all adjustments necessary to reflect these transactions have been made.

Pro Forma Condensed Consolidated Statements of Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
(in thousands, except per share amounts)	2005	2004	2005	2004
Revenues	$656,955	$415,295	$1,850,409	$1,206,736
Income before allocation to limited partners	$21,938	$134,474	$518,509	$456,803
Limited partners’ interest in the Operating Partnership	1,833	(15,179)	(52,443)	(55,168)
Perpetual preferred unit distributions of the Operating Partnership	(27,215)	(17,334)	(60,908)	(51,580)
Net (loss) income	(3,444)	101,961	405,158	350,055
Preferred share dividends	(11,519)	(4,022)	(32,290)	(15,569)
Net (loss) income applicable to common shares	$(14,963)	$97,939	$372,868	$334,486
Net (loss) income per common share—basic	$(.11)	$0.77	$2.83	$2.68
Net (loss) income per common share—diluted	$(.11)	$0.74	$2.68	$2.57

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

4.             Acquisitions, Dispositions and Financings - continued

East 66th Street

         On July 25, 2005, the Company acquired a property located at Madison Avenue and East 66th Street in Manhattan for $158,000,000 in cash.  The property contains 37 rental apartments with an aggregate of 85,000 square feet, and 10,000 square feet of retail space.  The operations of East 66th Street are consolidated into the accounts of the Company from the date of acquisition.  The rental apartment operations are included in the Company’s Other segment and the retail operations are included in the Retail segment.

        220 Central Park South

         On August 26, 2005, a joint venture in which the Company has a 90% interest, acquired a property located at 220 Central Park South in Manhattan for $136,550,000, including closing costs.  The Company and its partner contributed cash of $43,400,000 and $4,800,000, respectively, to the venture to acquire the property.  The venture also obtained a $95,000,000 mortgage loan which bears interest at LIBOR plus 3.50% (7.02% as of September 30, 2005) and is due in August 2006, with two six-month extensions.  The property contains 122 rental apartments with an aggregate of 133,000 square feet and 5,700 square feet of commercial space.  The operations of 220 Central Park South are consolidated into the accounts of the Company from the date of acquisition and are included in the Company’s Other segment.

        Boston Design Center

         On September 26, 2005, the Company entered into an agreement to acquire the Boston Design Center which contains 552,500 square feet, is located in South Boston and will be operated by the Merchandise Mart division.  The purchase price is approximately $96,000,000, consisting of $24,000,000 in cash and the assumption of an existing $72,000,000 mortgage.  The sale, which is expected to close by the second quarter of 2006, is subject to customary closing conditions.

        Investment in Sears, Roebuck and Co. (“Sears”)

         As a result of the merger between Sears and Kmart on March 30, 2005, in exchange for 1,176,600 Sears common shares owned, the Company received 370,330 common shares of Sears Holdings Corporation (Nasdaq:  SHLD) (“Sears Holdings”) valued at $48,143,000 based on the $130.00 closing share price that day and $21,797,000 of cash.  The Company recognized a net gain of $27,651,000 in the first quarter of 2005, which was the difference between the aggregate cost basis in the Sears shares of $42,289,000 and the market value of the total consideration received on March 30, 2005 of $69,940,000.  On April 4, 2005, 99,393 of the Company’s Sears Holdings common shares were utilized to satisfy the third-party participation discussed below.  The remaining 270,937 Sears Holdings shares are recorded as marketable equity securities on the Company’s consolidated balance sheet and are classified as “available-for-sale.”  At September 30, 2005, based on Sears Holdings’ closing stock price of $124.43 per share, the Company reversed $5,383,000 of previously recorded appreciation and recorded $1,510,000 of depreciation to “accumulated other comprehensive income” in the shareholders’ equity section of the Company’s consolidated balance sheet.

         Pursuant to the terms of the contract, the Company’s derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings valued at $323,936,000 based on the $130.00 per share closing price on March 30, 2005, the date of the merger, and $146,663,000 of cash.  As a result, the Company recognized a net gain of approximately $58,443,000 based on the fair value of the Company’s derivative position.  In the three months ended September 30, 2005, the Company recorded a charge of $66,627,000 from the mark-to-market of this derivative position based on Sears Holdings’ September 30, 2005 closing share price of $124.43.  For the nine months ended September 30, 2005, the Company’s net income from this derivative position was $37,575,000.

         As a result of these transactions, on September 30, 2005, the Company owns 270,937 common shares of Sears Holdings and has an economic interest in an additional 2,491,819 common shares through its derivative position.  The Company’s aggregate net gain recognized on the owned shares and the derivative position from inception to September 30, 2005 was $146,955,000, based on Sears Holdings’ September 30, 2005 closing share price of $124.43 and after deducting $13,975,000 for a third-party performance-based participation.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

4.             Acquisitions, Dispositions and Financings - continued

          Investment in McDonald’s Corporation (“McDonalds”)

         In July 2005, the Company acquired an aggregate of 858,000 common shares of McDonalds for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on the Company’s consolidated balance sheet and are classified as “available for sale.”  Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of the Company’s consolidated balance sheet and not recognized in income.  At September 30, 2005, based on McDonalds’ closing stock price of $33.49 per share, $3,388,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

         During the three months ended September 30, 2005, the Company acquired an economic interest in an additional 14,565,000 McDonalds common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares.  These call and put options have an initial weighted-average strike price of  $32.66 per share, or an aggregate of $475,692,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares.  The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  During the quarter ended September 30, 2005, the Company recorded net income of $9,859,000, comprised of $12,090,000 from the mark-to-market of the options on September 30, 2005, based on McDonalds’ closing stock price of $33.49 per share, partially offset by $2,231,000 for the increase in strike price resulting from the LIBOR charge.

         Based on McDonalds’ most recent filing with the Securities and Exchange Commission, the Company’s aggregate investment in McDonalds represents 1.2% of its outstanding common shares.

          Moynihan Station Project

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

          Springfield Mall

         On October 31, 2005, the Company entered into an option agreement to purchase the 1.4 million square foot Springfield Mall which is located on 79 acres of land at the intersection of Interstate 95 and Fraconia Road in Springfield, Fairfax County, Virginia, and is anchored by Macy’s, J.C. Penney and Target.  The option becomes exerciseable upon the passing of one of the existing principals of the selling entity and may be deferred at the Company’s election through November 2012.  The Company paid $36,000,000 for the option and upon exercise will pay $80,000,000 and acquire the Mall, subject to the existing mortgage which is presently $181,000,000 and will be amortized to $149,000,000 in 2013 when it matures.  During the option period the Company will manage the Mall and receive the Mall’s net cash flow.  The Company has a 2.5% partner in this transaction.  The Company intends to redevelop, reposition and retenant the Mall.  The acquisition of the option, which is expected to close by the end of 2005, is subject to lender approval and customary closing conditions.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

4.             Acquisitions, Dispositions and Financings - continued

          Broadway Mall

         On October 31, 2005, the Company entered into an agreement to acquire the 1.2 million square foot Broadway Mall for approximately $153,000,000, including $95,800,000 of existing debt.  The Broadway Mall is located on Route 106 in Hicksville, Long Island, New York and is anchored by Macy’s, Ikea, Target and Multiplex Cinemas.  The purchase, which is expected to close in the fourth quarter of 2005, is subject to lender approval and customary closing conditions.

          Other

         In addition to the acquisitions and investments described above, the Company made $216,300,000 of other acquisitions and investments during 2005, which are summarized below:

(Amounts in thousands)	Amount	Segment
Wasserman Joint Ventures (95% interest)	$34,200	Other
692 Broadway, New York, NY	28,500	Retail
South Hill Mall, Poughkeepsie, NY	25,000	Retail
Rockville Town Center, Rockville, MD	24,800	Retail
211-217 Columbus Avenue, New York, NY	24,500	Retail
1750-1780 Gun Hill Road, Bronx, NY	18,000	Retail
TCG Urban Infrastructure Holdings Limited, India	16,700	Other
42 Thompson Street, New York, NY	16,500	Office
Verde Group LLC (5% interest)	15,000	Other
Other	13,100	Other
	$216,300

          Dispositions:

         On April 21, 2005, the Company, through its 85% owned joint venture, sold 400 North LaSalle, a 452-unit high-rise residential tower in Chicago, Illinois, for $126,000,000, which resulted in a net gain on sale after closing costs of $31,614,000.  All of the proceeds from the sale were reinvested in tax-free “like-kind” exchange investments pursuant to Section 1031 of the Internal Revenue Code.

         At June 30, 2005, the Company owned 3,972,447 common shares of Prime Group Realty Trust (“Prime”) with a carrying amount of $4.98 per share or an aggregate of $19,783,000.  The investment was recorded as marketable equity securities on the Company’s consolidated balance sheet and classified as “available-for-sale”.  On July 1, 2005, The Lightstone Group, LLC completed its acquisition of Prime by acquiring all of Prime’s outstanding common shares and limited partnership units for $7.25 per share or unit.  In connection therewith, the Company recognized a gain of $9,017,000, representing the difference between the purchase price and the Company’s carrying amount, which is reflected as a component of “net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate” in the Company’s consolidated statement of income for the three and nine months ended September 30, 2005.

         Net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $13,448,000 and $16,936,000 for the three and nine months ended September 30, 2005 primarily represent net gains on sales of marketable equity securities, including a $9,017,000 net gain on sale of Prime Group Realty Trust common shares.  Net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the nine months ended September 30, 2004 of $776,000 represent a net gain on sale of residential condominiums.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

4.             Acquisitions, Dispositions and Financings - continued

         On March 29, 2005, the Company completed a public offering of $500,000,000 aggregate principal amount of 3.875% exchangeable senior debentures due 2025 pursuant to an effective registration statement.  The notes were sold at 98.0% of their aggregate principal amount.  The aggregate net proceeds from this offering, after the underwriters’ discount were approximately $490,000,000.  The debentures are exchangeable, under certain circumstances, for common shares of the Company at an initial exchange rate of 10.9589 common shares per $1,000 of principal amount of debentures.  The initial exchange price of $91.25 represented a premium of 30% to the closing price for the Company’s common shares on March 22, 2005 of $70.25.  The Company may elect to settle any exchange right in cash.  The debentures permit the Company to increase its common dividend 5% per annum, cumulatively, without an increase to the exchange rate.  The debentures are redeemable at the Company’s option beginning in 2012 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require the issuer to repurchase their debentures in 2012, 2015 and 2020 and in the event of a change in control.  The net proceeds from the offering were used for working capital and to fund the commitment with respect to the acquisition of Toys.

         On March 31, 2005, the Company completed a $225,000,000 refinancing of its 1.4 million square foot New York City office building located at 909 Third Avenue.  The loan bears interest at a fixed rate of 5.64% and matures in April 2015.  The Company realized net proceeds of approximately $100,000,000 after repaying the existing floating rate loan on the property and closing costs.

         On June 13, 2005, the Company sold 4,000,000 perpetual 6.75% Series H Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement.  The Company may redeem the Series H Preferred Shares at a price of $25.00 per share after June 17, 2010.  In addition, on June 17, 2005, the underwriters exercised their option and purchased an additional 500,000 Preferred Shares to cover over-allotments.  The Company used the net proceeds of the offering of $108,956,000, together with existing cash balances, to redeem the remaining $120,000,000 8.25% Series D-3 Perpetual Preferred Units and the $125,000,000 8.25% Series D-4 Perpetual Preferred Units on July 14, 2005 at a redemption price equal to $25.00 per unit plus accrued dividends.  In conjunction with the redemptions, the Company wrote-off approximately $6,400,000 of issuance costs in the third quarter of 2005.

         On August 10, 2005, the Company sold 9,000,000 common shares at a price of $86.75 per share in a public offering pursuant to an effective registration statement.  The net proceeds after closing costs of $780,750,000 were used to fund acquisitions and investments and for working capital.

         On August 23, 2005, the Company sold 7,000,000 perpetual 6.625% Series I Cumulative Redeemable Preferred Shares at a price of $25.00 per share, in a public offering pursuant to an effective registration statement.  The Company may redeem the Series I preferred shares at a price of $25.00 per share after August 31, 2010.  In addition, on August 31, 2005, the underwriters exercised their option and purchased an additional 400,000 Series I preferred shares to cover over-allotments.  On September 12, 2005, the Company sold an additional 3,400,000 Series I preferred shares at a price of $25.00 per share, pursuant to an effective registration statement.  Combined with the earlier sale, the Company sold a total of 10,800,000 Series I preferred shares for net proceeds of $262,898,000.  The net proceeds were used primarily to redeem outstanding perpetual preferred units.

         On September 12, 2005, the Company sold $100,000,000 of 6.75% Series D-14 Cumulative Redeemable Preferred Units to an institutional investor in a private placement.  The perpetual preferred units may be called without penalty at the Company’s option commencing in September 2010.  The net proceeds were used primarily to redeem outstanding perpetual preferred units.

         On September 19, 2005, the Company redeemed all of its 8.25% Series D-5 and D-7 Cumulative Redeemable Preferred Units at a redemption price of $25.00 per unit for an aggregate of $342,000,000 plus accrued distributions.  In conjunction with the redemptions, the Company wrote-off $9,642,000 of issuance costs in the current quarter.  In addition, on December 20, 2005, the Company will redeem the 8.25% Series D-6 and D-8 Cumulative Redeemable Preferred Units at a redemption price of $25.00 per unit for an aggregate of $30,000,000 plus accrued distributions.  In conjunction with these redemptions, the Company will write-off $750,000 of issuance costs in the fourth quarter.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

5.       Investments in Partially-Owned Entities

         The Company’s investments in partially-owned entities and income recognized from such investments are as follows:

          Investments:

(Amounts in thousands)	September 30, 2005	December 31, 2004

Toys (see page 10)	$544,026	$—
H Street non-consolidated subsidiaries (see page 9)	197,619	—
Newkirk MLP (see page 19)	158,822	158,656
Beverly Connection (see page 8)	104,335	—
Alexander’s	91,175	204,762
GMH Communities L.P.	81,264	84,782
Dune Capital L.P (see page 9)	50,000	—
Partially-Owned Office Buildings	44,514	48,682
478-486 Broadway	35,943	29,170
Monmouth Mall Joint Venture(1)	4,360	29,351
Starwood Ceruzzi Joint Venture(2)	—	19,106
Other	66,017	30,791
	$1,378,075	$605,300

          Equity in Net Income (Loss):

(Amounts in thousands)	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2005		2004		2005	2004

Income applicable to Alexander’s:
33% share of:
Equity in net income before net gain on sale of condominiums and stock appreciation rights compensation expense	$3,129		$4,788	(3)	$10,823	$9,817	(3)
Net gain on sale of condominiums	1,960		—		28,134	—
Stock appreciation rights compensation expense	(5,961)		(8,796)		(15,428)	(20,880)
Equity in net (loss) income	(872)		(4,008)		23,529	(11,063)
Interest income	601		2,039		6,022	6,637
Development and guarantee fees	1,615		925		5,851	2,991
Management and leasing fees	2,355		2,171		6,713	5,812
	$3,699		$1,127		$42,115	$4,377
Temperature Controlled Logistics(4):
60% share of equity in net income	$—		$1,298		$—	$1,167
Management fees	—		1,393		—	4,148
Other	—		90		—	289
	—		2,781		—	5,604
GMH Communities L.P.:
11.84% share of equity in net income	495		—		995	—

Toys:
32.95% share of equity in net loss(5)	(1,977)		—		(1,977)	—
Interest and other income	1,447		—		1,447	—
	(530)				(530)
Beverly Connection:
50% share of equity in net loss	(1,120)		—		(2,611)	—
Interest and fee income	1,855		—		4,877	—
	735		—		2,266	—
Newkirk MLP:
22.5% share of equity in net (loss) income	(970	)(6)	4,904	(6)	7,174 (7)	17,049	(7)
Interest and other (expense) income	(334)		803		923	10,557	(8)
	(1,304)		5,707		8,097	27,606
Partially-Owned Office Buildings	1,166		692		2,762	1,979
Other	3,610	(1)	646		6,402 (1)	(1,547	)(9)
	$4,172		$9,826		$19,992	$33,642

See following page for footnotes.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

5.             Investments in Partially-Owned Entities - continued

Notes to preceding tabular information:

(Amounts in thousands)

(1)          On August 11, 2005, the Monmouth Mall joint venture completed a $165,000 refinancing.  The loan bears interest at 5.44% and matures in September 2015.  The joint venture retained net proceeds of approximately $29,300 after repaying the existing floating rate loan and closing costs.  In addition, the Company’s $23,500 preferred equity investment to the Monmouth Mall with a yield of 14% was replaced with $10,000 of new preferred equity with a yield of 9.5%.  In connection with this transaction the venture paid to the Company a prepayment penalty of $4,346, of which $2,173 (after the Company’s 50% share of the venture’s expense) was recognized as income from partially-owned entities in the three and nine months ended September 30, 2005.

(2)          On August 8, 2005 the Company acquired the remaining 20% of Starwood Ceruzzi Joint Venture that it did not already own for $940 in cash.  As of that date the Company consolidates this investment and no longer accounts for it on the equity method.

(3)          The three and nine months ended September 30, 2004 includes the Company’s $1,274 share of Alexander’s gain on sale of a land parcel.  The nine months ended September 30, 2004, also includes the Company’s $1,010 share of Alexander’s loss on early extinguishment of debt.

(4)          Beginning on November 18, 2004, the Company consolidates its investment in Americold and no longer accounts for it on the equity method.

(5)          Represents the Company’s share of Toys’ net loss in Toys’ second quarter ended July 30, 2005 for the period from July 21, 2005 (the date of the Toys acquisition by the Company) to July 30, 2005.

(6)          The three months ended September 30, 2005 includes (i) $7,992 for the Company’s share of losses on the early extinguishment of debt and write-off of related deferred financing costs, (ii) $2,586 for the Company’s share of impairment losses, partially offset by (iii) $3,509 for the Company’s share of net gains on sale of real estate.  The three months ended September 30, 2004 includes $759 for the Company’s share of impairment losses.

(7)          The nine months ended September 30 2005, includes (i) $7,992 for the Company’s share of losses on the early extinguishment of debt and write-off of related deferred financing costs, (ii) $6,602 for the Company’s share of impairment losses, partially offset by (iii) $3,723 for the Company’s share of net gains on sale of real estate.  The nine months ended September 30, 2004 includes $2,901 for the Company’s share of impairment losses, partially offset by $2,479 for the Company’s share of net gains on sale of real estate.

(8)          Interest and other income for the nine months ended September 30, 2004 includes a gain of $7,494 resulting from the exercise of an option by the Company’s joint venture partner to acquire certain MLP units held by the Company.  The MLP units subject to this option had been issued to the Company on behalf of the Company’s joint venture partner.

(9)          Includes the Company’s $3,833 share of an impairment loss on one of the Starwood Ceruzzi Joint Venture’s properties.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

5.             Investments in Partially-Owned Entities - continued

         Below is a summary of the debt of partially-owned entities as of September 30, 2005 and December 31, 2004, none of which is guaranteed by the Company.

(Amounts in thousands)	100% of Partially-Owned Entities Debt
	September 30, 2005	December 31, 2004

Toys (32.95% interest):
$1.9 billion bridge loan, due 2012, LIBOR plus 5.25%(2) (8.88% at September 30, 2005)	$1,900,000	$—
$1.0 billion senior facility, due 2006-2011, LIBOR plus 1.50% (5.22% at September 30, 2005)	1,004,000	—
$2.0 billion credit facility, due 2010, LIBOR plus 1.75%-3.75% (5.83% at September 30, 2005)	700,000	—
Mortgage loan, due 2007, LIBOR plus 1.30%, (4.74% at September 30, 2005)	800,000	—
7.625% bonds, due 2011 (Face value—$251,000)	458,000	—
7.875% senior notes, due 2013 (Face value—$389,000)	357,000	—
7.375% senior notes, due 2018 (Face value—$409,000)	334,000	—
6.875% bonds, due 2006 (Face value—$251,000)	250,000	—
8.750% debentures, due 2021 (Face value—$199,000)	196,000	—
Note at an effective cost of 2.23% due in semi-annual installments through 2008	93,000	—
Other	20,000	—

Alexander’s (33% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33%	400,000	400,000
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93%	320,000	—
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	211,362	213,699
Due to Vornado(1)	—-	124,000
Rego Park mortgage note payable, due in June 2009, with interest at 7.25%	81,119	81,661
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
731 Lexington Avenue construction loan payable(1)	—	65,168

Newkirk MLP (22.53% interest):
Portion of first mortgages collateralized by the partnership’s real estate, due from 2005 to 2024, with a weighted average interest rate of 5.99% at September 30, 2005 (various prepayment terms) (see page 19)	902,372	859,674

GMH Communities L.P. (11.84% interest):
Mortgage notes payable, collateralized by 46 properties, due from 2005 to 2014, with a weighted average interest rate of 5.44% at September 30, 2005 (various prepayment terms)	766,142	359,276

Monmouth Mall (50% interest):
Mortgage note payable, due in September 2015, with interest at 5.44%(3)	165,000	135,000

Beverly Connection (50% interest):
Mezzanine loans payable, due in February 2006, with a weighted average interest rate of 13.5%, $94,500 of which is due to Vornado (prepayable with yield maintenance)	159,070	—

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

5.             Investments in Partially-Owned Entities - continued

(Amounts in thousands)	100% of Partially-Owned Entities Debt
	September 30, 2005	December 31, 2004

Partially-Owned Office Buildings:
Kaempfer Properties (2.5% to 7.5% interests in four partnerships) Mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2031, with a weighted average interest rate of 7.00% at June 30, 2005 (various prepayment terms)	$312,376	$346,869
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	66,486	67,215
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	22,561	23,104

478-486 Broadway (50% interest):
Mortgage note payable, due October 2007, with interest at 6.75% (LIBOR plus 3.15%) (prepayable at any time)	20,000	—

Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	15,117	15,334

H Street (debt of non-consolidated entities—50% interest)(4)
Mortgage notes payable, collateralized by the partnerships’ real estate due from 2006 to 2011, with a weighted average interest rate of 6.62%	227,926	—

Orleans Hubbard Garage (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,519	9,626

Other	24,618	—

         Based on the Company’s ownership interest in the partially-owned entities above, the Company’s pro rata share of the debt of these partially-owned entities was $2,936,413 and $669,942 as of September 30, 2005 and December 31, 2004, respectively.

(1)    Repaid on July 6, 2005.  See page 19 for further details.

(2)    On August 29, 2005, the Company acquired $150,000 of the $1.9 billion senior unsecured bridge loan financing provided to Toys.  See page 10 for details.

(3)    On August 11, 2005, the Monmouth Mall joint venture completed a $165,000 refinancing.  The loan bears interest at 5.44% and matures in September 2015.  The joint venture retained net proceeds of approximately $29,300 after repaying the existing floating rate loan and closing costs.

(4)    Represents outstanding debt of partially-owned, non-consolidated entities of H Street, except for the debt of two 50% owned corporations which have commenced legal actions against the Company and denied the Company access to their financial information.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

5.             Investments in Partially-Owned Entities - continued

Alexander’s

         The Company owns 33% of the outstanding common stock of Alexander’s at September 30, 2005.  The Company manages, leases and develops Alexander’s properties pursuant to agreements, which expire in March of each year and are automatically renewable, except for the 731 Lexington Avenue development agreement which provides for a term lasting until substantial completion of the development of the property.

         In the three and nine months ended September 30, 2005, Alexander’s paid Building Management Services, a wholly-owned subsidiary of the Company, $1,028,000 and $2,680,000 for cleaning and engineering services at Alexander’s 731 Lexington Avenue and Kings Plaza properties.

         The residential space at Alexander’s 731 Lexington Avenue property is comprised of 105 condominium units.  At September 30, 2005, 98 of the condominium units have been sold and closed and 1 unit was under sales contract.  In connection therewith, the Company recognized income of $28,134,000, in the nine months ended September 30, 2005, comprised of (i) the Company’s $17,991,000 share of Alexander’s after-tax net gain, using the percentage-of-completion method and (ii) $10,143,000 of income the Company had previously deferred.

         On July 6, 2005, Alexander’s completed a $320,000,000 mortgage financing on the retail space at the Company’s 731 Lexington Avenue property.  The loan is interest only at a fixed rate of 4.93% and matures in July 2015.  Of the net proceeds of approximately $312,000,000 (net of mortgage recording tax and closing costs), $90,000,000 was used to pay off the construction loan on the property and $124,000,000 was used to repay the Company’s loan to Alexander’s.  Alexander’s paid the Company the remaining $20,624,000 of the $26,300,000   731 Lexington Avenue development fee and the $6,300,000 completion guarantee fee, representing 1% of construction costs as defined.

         At September 30, 2005, Alexander’s owed the Company $32,434,000 for leasing fees and $1,778,000 for management fees and property management and cleaning fees.

Newkirk MLP

        On August 8, 2005, Newkirk Realty Trust, Inc. (“Newkirk REIT”) filed a registration statement on Form S-11 with the Securities and Exchange Commission that describes a proposed initial public offering.  If the initial public offering is completed, Newkirk REIT will acquire a controlling interest in Newkirk MLP and become its sole general partner.  The Company will not sell any of its ownership interest in Newkirk MLP for one year as part of the public offering and subsequent to the offering would own approximately 16% of Newkirk REIT on a fully diluted basis, treating all of the outstanding Newkirk MLP units as Newkirk REIT common share equivalents.

        On August 11, 2005 the MLP completed a $750,000,000 mortgage financing comprised of two separate loans.  One loan, in the initial principal amount of $272,200,000 (the “T-2 loan”) is collateralized by contract right notes encumbering certain of the MLP’s properties.  The other loan, in the initial principal amount of $477,800,000 is collateralized by the MLP’s properties, subject to the existing first and certain second mortgage loans on those properties.  The new loans bear interest at LIBOR plus 2.0% (reducing to 1.75% if the offering is consummated) and mature in August 2008, with two one-year extension options.  The loans are prepayable without penalty after August 2006.  The proceeds of the new loans were used to repay approximately $708,737,000 of existing debt and accrued interest and $34,500,000 of prepayment penalties and closing costs.  The Company’s $7,992,000 share of the losses on the early extinguishment of debt and write-off of the related deferred financing costs are included in the equity in net loss of Newkirk MLP in the three months ended September 30, 2005.

         If the initial public offering is completed, Newkirk MLP will acquire the contract right notes and assume the obligations under the T-2 loan, which will result in a net gain of approximately $14,700,000 to the Company.  In addition, the Company will transfer Newkirk MLP units with a value of approximately $12,000,000 to its partner to satisfy a promoted obligation, of which approximately $9,900,000 will be expensed based on the midpoint price of $20 per share disclosed in the Form S-11.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

5.             Investments in Partially-Owned Entities - continued

GMH Communities L.P.

         As of September 30, 2005, the Company owns 7.3 million limited partnership units, or 11.84% of the limited partnership interest of GMH Communities L.P. (“GMH”), a partnership focused on the student and military housing sectors.  The Company accounts for its interest in the partnership units on the equity-method based on its ownership interest and right to appoint one of its executive officers to GMH Communities Trust’s (“GCT”) Board of Trustees.  GCT is a real estate investment trust that conducts its business through GMH, of which it is the sole general partner.

         The Company records its pro rata share of GMH’s net income or loss on a one-quarter lag basis as the Company files its consolidated financial statements on Form 10-K or 10-Q prior to the time GCT files its financial statements.  Equity in net income from GMH for the three months ended September 30, 2005 was $495,000, representing the Company’s share of GMH’s net income from April 1, 2005 to June 30, 2005.  Equity in net income from GMH for the nine months ended September 30, 2005 was $995,000, representing the Company’s share of GMH’s net income from November 3, 2004 to June 30, 2005.

         In addition to the above, the Company holds warrants to purchase an additional 5.8 million limited partnership units of GMH or common shares of GCT at a price of $8.68 per unit or share through May 6, 2006.  Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  In the three months ended September 30, 2005, the Company recognized income of $5,250,000 from the mark-to-market of these warrants, which were valued using a trinomial option pricing model based on GCT’s closing stock price on the NYSE of $14.67 per share on September 30, 2005.  For the nine months ended September 30, 2005, the Company recognized income of $7,813,000 from the mark-to-market of these warrants.

         On August 10, 2005, Michael D. Fascitelli, President of the Company, was appointed to the Board of Trustees of GCT pursuant to the terms of the warrants held by the Company.  In conjunction therewith, Mr. Fascitelli received 4,034 restricted common shares of GCT at a price of $14.33 per share.  These shares vest in equal installments over three years and are held by Mr. Fascitelli for the Company’s benefit.

         On October 4, 2005, the Company acquired 700,000 GCT common shares for an aggregate price of $9,975,000, in a public offering in which GCT sold a total of 9,315,000 common shares at a price of $14.25 per share.  Subsequent to the offering, the Company owns 7,337,857 GMH limited partnership units and 700,000 GCT common shares which equates to a 11.3% ownership interest in GMH.  The Company’s ownership interest would be increased to approximately 18.0% upon exercising the warrants described above.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

6.       Notes, Mortgage Loans Receivable and Other Investments

         On January 7, 2005, all of the outstanding General Motors Building loans aggregating $275,000,000 were repaid.  In connection therewith, the Company received a $4,500,000 prepayment premium and $1,996,000 of accrued interest and fees through January 14, 2005, which is included in “interest and other investment income” on the Company’s consolidated statement of income for the nine months ended September 30, 2005.

         On February 3, 2005, the Company made a $135,000,000 mezzanine loan to Riley Holdco Corp., an entity formed to complete the acquisition of LNR Property Corporation (NYSE: LNR).  Riley Holdco Corp. is a wholly-owned subsidiary of LNR Property Holdings, Ltd., which is 75% owned by funds and accounts managed by Cerberus Capital Management, L.P. and its real estate affiliate Blackacre Institutional Capital Management, LLC.  The terms of the financings are as follows: (i) $60,000,000 of a $325,000,000 mezzanine tranche of a $2,400,000,000 credit facility secured by certain equity interests and which is junior to $1,900,000,000 of the credit facility, bears interest at LIBOR plus 5.25% (8.88% as of September 30, 2005), and matures in February 2008 with two one-year extensions; and (ii) $75,000,000 of $400,000,000 of unsecured notes which are subordinate to the $2,400,000,000 credit facility and senior to over $700,000,000 of equity contributed to finance the acquisition.  These notes mature in February 2015, provide for a 1.5% placement fee, and bear interest at 10% for the first five years and 11% for years six through ten.

         On April 7, 2005, the Company made a $108,000,000 mezzanine loan secured by The Sheffield, a mixed-use residential property in Manhattan, containing 845 apartments, 109,000 square feet of office space and 6,900 square feet of retail space.  The loan is subordinate to $378,500,000 of other debt, matures in April 2007 with a one-year extension, provides for a 1% placement fee, and bears interest at LIBOR plus 7.75% (11.61% as at September 30, 2005).

         On May 11, 2005, the Company’s $83,000,000 loan to Extended Stay America was repaid.  In connection therewith, the Company received an $830,000 prepayment premium, which is included in “interest and other investment income” on the Company’s consolidated statement of income for the nine months ended September 30, 2005.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

7.       Identified Intangible Assets, Intangible Liabilities and Goodwill

         The following summarizes the Company’s identified intangible assets, intangible liabilities (deferred credit) and goodwill as of September 30, 2005 and December 31, 2004.

(Amounts in thousands)	September 30, 2005	December 31, 2004

Identified intangible assets (included in other assets):
Gross amount	$243,396	$238,064
Accumulated amortization	(68,334)	(61,942)
Net	$175,062	$176,122

Goodwill (included in other assets):
Gross amount	$13,624	$10,425

Identified intangible liabilities (included in deferred credit):
Gross amount	$186,672	$121,202
Accumulated amortization	(63,011)	(50,938)
Net	$123,661	$70,264

         Amortization of acquired below market leases, net of acquired above market leases (a component of rental income) was $3,462,000 and $9,118,000 for the three and nine months ended September 30, 2005 and $4,730,000 and $11,492,000 for the three and nine months ended September 30, 2004.  The estimated annual amortization of acquired below market leases, net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)

2006	$11,729
2007	9,401
2008	8,429
2009	6,586
2010	5,613

         The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)

2006	$15,309
2007	14,163
2008	13,529
2009	13,107
2010	12,592

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

8.       Debt

         The following is a summary of the Company’s debt:

		Interest Rate as of	Balance as of
(Amounts in thousands)	Maturity	September 30, 2005	September 30, 2005	December 31, 2004

Notes and Mortgages Payable:
Fixed Interest:
Office:
NYC Office:
Two Penn Plaza	02/11	4.97%	$300,000	$300,000
888 Seventh Avenue	02/06	6.63%	105,000	105,000
Eleven Penn Plaza	12/14	5.20%	217,531	219,777
866 UN Plaza	05/07	8.39%	47,183	48,130
909 Third Avenue(1)	04/15	5.64%	223,896	—
Washington DC Office:
Crystal Park 1-5	07/06-08/13	6.51-8.39%	250,390	253,802
Crystal Gateway 1-4 Crystal Square 5	07/12-01/25	6.75-7.09%	211,310	212,643
Crystal Square 2, 3 and 4	10/10-11/14	6.82-7.08%	139,623	141,502
Skyline Place	08/06-12/09	6.60-6.93%	129,677	132,427
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	93,241	94,409
Courthouse Plaza 1 and 2	01/08	7.05%	76,344	77,427
Reston Executive I, II and III	01/06	6.75%	70,765	71,645
Crystal Gateway N., Arlington Plaza and 1919 S. Eads	11/07	6.77%	69,188	70,215
One Skyline Tower	06/08	7.12%	63,007	63,814
Crystal Malls 1-4	12/11	6.91%	50,765	55,228
1750 Pennsylvania Avenue	06/12	7.26%	48,494	48,876
One Democracy Plaza(2)	N/A	N/A	—	26,121
Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	471,441	476,063
Green Acres Mall	02/08	6.75%	143,941	145,920
Las Catalinas Mall	11/13	6.97%	64,873	65,696
Montehiedra Town Center	05/07	8.23%	57,336	57,941
Forest Plaza	05/09	4.00%	20,288	20,924
Lodi Shopping Center	06/14	5.12%	11,962	12,228
386 West Broadway	05/13	5.09%	4,985	5,083
Rockville Town Center	12/10	5.52%	15,258	—
Westbury Retail Condominium	06/18	5.29%	80,000	—
Merchandise Mart:
Washington Design Center	11/11	6.95%	47,079	47,496
Market Square Complex	07/11	7.95%	44,204	45,287
Furniture Plaza	02/13	5.23%	43,403	44,497
Other	10/10-06/28	7.52-7.71%	17,911	18,156
Temperature Controlled Logistics:
Cross collateralized mortgages payable on 57 properties	05/08	6.89%	473,419	483,533
Other:
Industrial Warehouses	10/11	6.95%	47,968	48,385
Total Fixed Interest Notes and Mortgages Payable		6.66%	3,640,482	3,392,225

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

8.             Debt - continued

			Interest Rate as of	Balance as of
(Amounts in thousands)	Maturity	Spread over LIBOR	September 30, 2005	September 30, 2005	December 31, 2004

Notes and Mortgages Payable:
Variable Interest:
Office:
NYC Office:
770 Broadway	06/06	L+105	4.91%	$170,000	$170,000
909 Third Avenue(1)	(1)	(1)	(1)	—	125,000
Washington DC Office:
Bowen Building	03/07	L+150	5.36%	62,099	—
Commerce Executive III, IV and V(4)	07/06	L+150	5.19%	32,839	41,796
Commerce Executive III, IV and V B(4)	07/06	L+85	4.54%	18,433	10,000

Temperature Controlled Logistics:
Cross collateralized mortgages payable on 27 properties	04/09	L+295	7.81%	246,458	250,207

Other:
220 Central Park South	08/06	L+350	7.02%	95,000	—
Other		L+190	6.31%	9,457	—

Total Variable Interest Notes and Mortgages Payable			6.41%	634,286	597,003
Total Notes and Mortgages Payable			6.62%	$4,274,768	$3,989,228

Senior Unsecured Notes:
Senior unsecured notes due 2007 at fair value (accreted carrying amount of $499,751 and $499,643)	06/07	L+77	4.46%	$501,258	$512,791
Senior unsecured notes due 2009	08/09		4.50%	249,602	249,526
Senior unsecured notes due 2010	12/10		4.75%	199,807	199,779
Total senior unsecured notes			4.53%	$950,667	$962,096

Exchangeable senior debentures due 2025(3)	03/25		3.875%	$490,500	$—

$600 million unsecured revolving credit facility ($39,066 reserved for outstanding letters of credit)	07/06	L+65	N/A	$—	$—

Mortgage Notes Payable related to discontinued operations:
400 North LaSalle				$—	$5,187

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

(4)    On July 29, 2005, the Company completed a one year extension of its Commerce Executive III, IV, and V mortgage note payable.  The Commerce Executive III, IV and V mortgage note payable was reduced to $33,000 and the Commerce Executive III, IV and V B mortgage note payable increased to $18,433.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

9.       Fee and Other Income

         The following table sets forth the details of fee and other income:

(Amounts in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Tenant cleaning fees	$7,998	$7,976	$23,220	$22,687
Management and leasing fees	2,532	3,239	10,613	13,194
Lease termination fees	6,553	9,400	24,732	13,246
Other income	3,709	6,263	13,632	14,699
	$20,792	$26,878	$72,197	$63,826

         Fee and other income above includes management fee income from Interstate Properties, a related party, of $212,000 and $172,000 in the three months ended September 30, 2005 and 2004, respectively, and $594,000 and $568,000 in the nine months ended September 30, 2005 and 2004, respectively.  The above table excludes fee income from partially-owned entities which is included in income from partially-owned entities (see Note 5—Investments in Partially-Owned Entities).

10.    Discontinued Operations

         In 2004, the Company classified Arlington Plaza, an office property located in Arlington, Virginia as a discontinued operation and reported the revenues and expenses related to the property as discontinued operations and classified the related assets and liabilities as assets and liabilities held for sale for all periods presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.  On June 30, 2005, the Company made a decision not to sell Arlington Plaza and accordingly, reclassified the related assets and liabilities and revenues and expenses back into continuing operations for all periods presented.

         Assets related to discontinued operations at September 30, 2005 and December 31, 2004, consist primarily of the net book value of real estate and represent a retail property located in Vineland, New Jersey and the 400 North LaSalle Residential Complex, which was sold on April 21, 2005.

         The combined results of operations of the assets related to discontinued operations for the three and nine months ended September 30, 2005 and 2004 include the operating results of the assets related to discontinued operations above, as well as the Company’s Palisades Residential Complex sold on June 29, 2004, and Dundalk, Maryland retail property sold on August 12, 2004.

(Amounts in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues	$—	$1,787	$2,443	$12,669
Total expenses	22	1,752	1,573	11,360
Net (loss) income	(22)	35	870	1,309
Gain on sale of Palisades	—	—	—	65,905
Gain on sale of 400 N. LaSalle	—	—	31,614	—
Gain on sale of Dundalk	—	9,850	—	9,850
(Loss) income from discontinued operations	$(22)	$9,885	$32,484	$77,064

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

11.    Income Per Share

         The following table provides a reconciliation of both net income and the number of common shares used in the computation of (i) basic income per common share—which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income per common share—which includes the weighted average common shares and potentially dilutive share equivalents.  Potentially dilutive share equivalents include the Company’s Series A convertible preferred shares, employee stock options and restricted share awards, exchangeable senior debentures due 2025 as well as Vornado Realty L.P.’s convertible preferred units.

(Amounts in thousands, except per share amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations (applicable to common shares)	$38,764	$98,638	$387,159	$275,899
(Loss) income from discontinued operations	(22)	9,885	32,484	77,064
Net income	38,742	108,523	419,643	352,963
Preferred share dividends	(11,519)	(4,022)	(32,290)	(15,569)

Numerator for basic income per share—net income applicable to common shares	27,223	104,501	387,353	337,394
Impact of assumed conversions:
Series A convertible preferred share dividends	—	266	721	805
Series E-1 convertible preferred unit distributions	—	—	—	1,581
Numerator for diluted income per share—net income applicable to common shares	$27,223	$104,767	$388,074	$339,780

Denominator:
Denominator for basic income per share—weighted average shares	136,452	126,397	131,682	124,624
Effect of dilutive securities:
Employee stock options and restricted share awards	7,359	5,626	6,784	5,107
Series A convertible preferred shares	—	454	410	461
Series E-1 convertible preferred units	—	—	—	851

Denominator for diluted income per share—adjusted weighted average shares and assumed conversions	143,811	132,477	138,876	131,043

INCOME PER COMMON SHARE—BASIC:
Income from continuing operations	$.20	$.75	$2.69	$2.09
Income from discontinued operations	—	.08	.25	.62
Net income per common share	$.20	$.83	$2.94	$2.71

INCOME PER COMMON SHARE—DILUTED:
Income from continuing operations	$.19	$.71	$2.56	$2.00
Income from discontinued operations	—	.08	.23	.59
Net income per common share	$.19	$.79	$2.79	$2.59

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

12.    Comprehensive Income

         The following table sets forth the Company’s comprehensive income:

(Amounts in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$38,742	$108,523	$419,643	$352,963
Other comprehensive income	30,340	21,672	52,066	20,846
Comprehensive income	$69,082	$130,195	$471,709	$373,809

         Accumulated other comprehensive income amounted to $99,848,000 as at September 30, 2005, substantially all of which relates to income from the mark-to-market of marketable equity securities classified as available-for-sale.

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

(Amounts in thousands, except per share amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Net income applicable to common shares:
As reported	$27,223	$104,501	$387,353	$337,394
Stock-based compensation cost, net of minority interest	(84)	(988)	(253)	(2,964)
Pro forma	$27,139	$103,513	$387,100	$334,430
Net income per share applicable to common shares:
Basic:
As reported	$.20	$.83	$2.94	$2.71
Pro forma	.20	.82	2.94	2.68
Diluted:
As reported	$.19	$.79	$2.79	$2.59
Pro forma	.19	.78	2.79	2.57

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

14.    Commitments and Contingencies

         At September 30, 2005, the Company utilized $39,066,000 of availability under its revolving credit facility for letters of credit and guarantees.

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

         The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002 and (v) rental loss insurance) with respect to its assets.  In September 2005, the Company renewed $500,000,000 of its all risk insurance policies through September 2006 for each of its New York Office, Washington DC Office, Retail and Merchandise Mart divisions.  The Company plans to renew the remaining amounts of all risk coverage above $500,000,000 for each division prior to expiration in December 2005.  Below is a summary of the current all risk property insurance and terrorism risk insurance for each of the Company’s business segments:

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

         On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming the Company has no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty.  On May 17, 2005, the Company filed a motion for summary judgment.  On July 15, 2005, Stop & Shop opposed the Company’s motion and filed a cross-motion for summary judgment.  On September 29, 2005, the Court stayed discovery pending its decision.  The Company intends to pursue its claims against Stop & Shop vigorously.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

15.    Retirement Plans

         The following table sets forth the components of net periodic benefit costs:

(Amounts in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$325	$—	$975	$—
Interest cost	1,238	304	3,714	912
Expected return on plan assets	(1,346)	(267)	(4,037)	(802)
Amortization of net (gain) loss	52	53	155	160
Net periodic benefit cost	$269	$90	$807	$270

          Employer Contributions

         The Company made contributions of $3,701,000 and $750,000 to the plans during the nine months ended September 30, 2005 and 2004, respectively.  The Company anticipates additional contributions of $1,678,000 to the plans during the remainder of 2005.

16.    Related Party Transactions

         Melvyn H. Blum, Executive Vice President—Development, resigned from the Company effective July 15, 2005.  In accordance with the terms of his employment agreement, his $2,000,000 outstanding loan as of June 30, 2005 was repaid on August 14, 2005.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

17.          Segment Information

         Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2005 and 2004.

(Amounts in thousands)	For the Three Months Ended September 30, 2005
	Total	Office(3)	Retail(3)	Merchandise Mart(3)	Temperature Controlled Logistics(4)	Toys(5)		Other(6)
Property rentals	$332,808	$207,616	$51,238	$55,188	$—	$—		$18,766
Straight-line rents:
Contractual rent increases	3,844	1,295	1,736	796	—	—		17
Amortization of free rent	9,410	6,039	872	2,499	—	—		—
Amortization of acquired below-market leases, net	3,462	1,820	1,556	—	—	—		86
Total rentals	349,524	216,770	55,402	58,483	—	—		18,869
Temperature Controlled Logistics	232,778	—	—	—	232,778	—		—
Tenant expense reimbursements	53,861	31,163	17,760	4,305	—-	—		633
Fee and other income:
Tenant cleaning fees	7,998	7,998	—	—	—	—		—
Management and leasing fees	2,532	2,294	220	18	—	—		—
Lease termination fees	6,553	3,437	1,816	1,300	—	—		—
Other	3,709	2,427	93	1,188	—	—		1
Total revenues	656,955	264,089	75,291	65,294	232,778	—		19,503
Operating expenses	353,376	107,206	21,405	27,177	185,106	—		12,482
Depreciation and amortization	82,651	42,551	8,403	9,529	18,274	—		3,894
General and administrative	48,107	10,419	3,707	5,958	12,289	—		15,734
Total expenses	484,134	160,176	33,515	42,664	215,669	—		32,110
Operating income (loss)	172,821	103,913	41,776	22,630	17,109	—		(12,607)
Income applicable to Alexander’s	3,699	190	176	—	—	—		3,333
Income (loss) from partially-owned entities	4,172	1,167	3,654	46	251	(530	)(5)	(416)
Interest and other investment (expense)income	(35,660)	437	129	22	592	—		(36,840)
Interest and debt expense	(88,391)	(36,063)	(15,470)	(2,694)	(14,161)	—		(20,003)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	13,448	33	—	—	—	—		13,415
Minority interest of partially-owned entities	(768)	—	—-	12	(850)	—		70
Income (loss) from continuing operations	69,321	69,677	30,265	20,016	2,941	(530)		(53,048)
Loss from discontinued operations	(22)	—	(22)	—	—	—		—
Income (loss) before allocation to limited partners	69,299	69,677	30,243	20,016	2,941	(530)		(53,048)
Limited partners’ interest in the Operating Partnership	(3,342)	—	—-	—	—	—		(3,342)
Perpetual preferred unit distributions of the Operating Partnership	(27,215)	—	—	—	—	—		(27,215)
Net income (loss)	38,742	69,677	30,243	20,016	2,941	(530)		(83,605)
Interest and debt expense(2)	100,355	37,178	17,178	2,917	6,738	4,613		31,731
Depreciation and amortization(2)	87,455	43,455	9,370	9,670	8,722	3,295		12,943
Income taxes	1,040	634	—	439	847	(989)		109
EBITDA(1)	$227,592	$150,944	$56,791	$33,042	$19,248	$6,389		$(38,822)

See footnotes on page 34.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

17.          Segment Information - continued

(Amounts in thousands)	For the Three Months Ended September 30, 2004
	Total	Office(3)	Retail(3)	Merchandise Mart(3)	Temperature Controlled Logistics(4)	Other(6)
Property rentals	$318,472	$209,220	$40,806	$52,150	$—	$16,296
Straight-line rents:
Contractual rent increases	9,783	7,318	1,505	913	—	47
Amortization of free rent	6,639	1,422	3,742	1,478	—	(3)
Amortization of acquired below-market leases, net	4,730	3,599	1,131	—	—	—
Total rentals	339,624	221,559	47,184	54,541	—	16,340
Tenant expense reimbursements	48,793	27,170	14,781	5,837	—	1,005
Fee and other income:
Tenant cleaning fees	7,976	7,976	—	—	—	—
Management and leasing fees	3,239	2,868	243	128	—	—
Lease termination fees	9,400	8,754	585	61	—	—
Other	6,263	4,615	152	1,467	—	29
Total revenues	415,295	272,942	62,945	62,034	—-	17,374
Operating expenses	160,430	104,626	18,889	24,667	—	12,248
Depreciation and amortization	59,351	41,294	6,191	8,352	—	3,514
General and administrative	29,649	8,742	3,424	5,247	—	12,236
Cost of acquisition not consummated	1,475	—	—	—	—	1,475
Total expenses	250,905	154,662	28,504	38,266	—-	29,473
Operating income (loss)	164,390	118,280	34,441	23,768	—	(12,099)
Income applicable to Alexander’s	1,127	103	170	—	—	854
Income from partially-owned entities	9,826	692	662	112	2,781	5,579
Interest and other investment income	17,813	230	112	26	—	17,445
Interest and debt expense	(61,101)	(33,131)	(14,911)	(2,786)	—	(10,273)
Minority interest of partially-owned entities	33	—	—-	—-	—-	33
Income from continuing operations	132,088	86,174	20,474	21,120	2,781	1,539
Income from discontinued operations	9,885	—	9,845	—	—	40
Income before allocation to limited partners	141,973	86,174	30,319	21,120	2,781	1,579
Limited partners’ interest in the Operating Partnership	(16,116)	—	—	—	—	(16,116)
Perpetual preferred unit distributions of the Operating Partnership	(17,334)	—	—	—	—	(17,334)
Net income (loss)	108,523	86,174	30,319	21,120	2,781	(31,871)
Interest and debt expense(2)	80,335	34,092	15,720	3,013	7,796	19,714
Depreciation and amortization(2)	74,294	42,056	6,911	8,486	8,614	8,227
Income taxes	607	273	—	279	—	55
EBITDA(1)	$263,759	$162,595	$52,950	$32,898	$19,191	$(3,875)

EBITDA includes a net gain on sale of real estate of $9,850, which relates to the Retail segment.

See footnotes on page 34.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

17.          Segment Information - continued

         Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the nine months ended September 30, 2005 and 2004.

(Amounts in thousands)	For the Nine Months Ended September 30, 2005
	Total	Office(3)	Retail(3)	Merchandise Mart(3)		Temperature Controlled Logistics(4)	Toys(5)		Other(6)
Property rentals	$986,375	$624,712	$147,802	$163,858		$—	$—		$50,003
Straight-line rents:
Contractual rent increases	13,945	8,616	4,400	876		—	—		53
Amortization of free rent	21,368	12,247	1,845	7,276		—	—		—
Amortization of acquired below-market leases, net	9,118	5,347	3,685	—		—	—		86
Total rentals	1,030,806	650,922	157,732	172,010		—	—		50,142
Temperature Controlled Logistics	592,894	—	—	—		592,894	—		—
Tenant expense reimbursements	154,512	84,770	54,884	12,812		—	—		2,046
Fee and other income:
Tenant cleaning fees	23,220	23,220	—	—		—	—		—
Management and leasing fees	10,613	9,848	717	48		—	—		—
Lease termination fees	24,732	6,942	2,399	15,391	(3)	—	—		—
Other	13,632	9,786	204	3,641		—	—		1
Total revenues	1,850,409	785,488	215,936	203,902		592,894	—		52,189
Operating expenses	934,522	300,406	64,629	73,126		461,384	—		34,977
Depreciation and amortization	244,455	125,890	23,961	28,817		55,651	—		10,136
General and administrative	134,614	28,198	11,195	18,423		31,058	—		45,740
Total expenses	1,313,591	454,494	99,785	120,366		548,093	—		90,853
Operating income (loss)	536,818	330,994	116,151	83,536		44,801	—		(38,664)
Income applicable to Alexander’s	42,115	379	522	—		—	—		41,214
Income (loss) from partially-owned entities	19,992	2,763	6,950	476		677	(530	)(5)	9,656
Interest and other investment income	135,461	1,098	409	141		1,292	—		132,521
Interest and debt expense	(249,705)	(104,258)	(44,648)	(8,051)		(41,761)	—		(50,987)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	16,936	606	896	—		—	—		15,434
Minority interest of partially- owned entities	962	—	—-	106		786	—		70
Income (loss) from continuing operations	502,579	231,582	80,280	76,208		5,795	(530)		109,244
Income (loss) from discontinued operations	32,484	—	(119)	—		—	—		32,603
Income (loss) before allocation to limited partners	535,063	231,582	80,161	76,208		5,795	(530)		141,847
Limited partners’ interest in the Operating Partnership	(54,512)	—	—	—		—	—		(54,512)
Perpetual preferred unit distributions of the Operating Partnership	(60,908)	—	—	—		—	—		(60,908)
Net income (loss)	419,643	231,582	80,161	76,208		5,795	(530)		26,427
Interest and debt expense(2)	275,321	107,415	50,477	8,724		19,870	4,613		84,222
Depreciation and amortization(2)	243,207	128,578	26,668	29,258		26,559	3,295		28,849
Income taxes	2,969	946	—	1,057		1,466	(989)		489
EBITDA(1)	$941,140	$468,521	$157,306	$115,247		$53,690	$6,389		$139,987

EBITDA includes a net gain on sale of real estate of $31,614, which relates to the Other segment.

See footnotes on page 34.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

17.          Segment Information - continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2004
	Total	Office(3)	Retail(3)	Merchandise Mart(3)		Temperature Controlled Logistics(4)	Other(6)
Property rentals	$945,332	$622,567	$118,236	$159,657		$—	$44,872
Straight-line rents:
Contractual rent increases	25,514	19,558	3,724	2,158		—	74
Amortization of free rent	18,757	6,327	8,950	3,487		—	(7)
Amortization of acquired below-market leases, net	11,492	7,959	3,533	—		—	—
Total rentals	1,001,095	656,411	134,443	165,302		—	44,939
Tenant expense reimbursements	141,815	77,161	46,084	16,199		—	2,371
Fee and other income:
Tenant cleaning fees	22,687	22,687	—	—		—	—
Management and leasing fees	13,194	12,223	788	150		—	33
Lease termination fees	13,246	11,419	709	1,118	(3)	—	—
Other	14,699	9,852	858	3,939		—	50
Total revenues	1,206,736	789,753	182,882	186,708		—-	47,393
Operating expenses	457,565	290,500	57,389	74,401		—	35,275
Depreciation and amortization	173,151	117,960	19,279	25,644		—	10,268
General and administrative	90,163	28,536	9,506	15,797		—	36,324
Cost of acquisition not consummated	1,475	—	—	—		—	1,475
Total expenses	722,354	436,996	86,174	115,842		—-	83,342
Operating income (loss)	484,382	352,757	96,708	70,866		—	(35,949)
Income applicable to Alexander’s	4,377	345	494	—		—	3,538
Income (loss) from partially-owned entities	33,642	1,979	(2,234)	481		5,604	27,812
Interest and other investment income	36,665	634	217	83		—	35,731
Interest and debt expense	(176,827)	(98,259)	(44,481)	(8,456)		—	(25,631)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	776	—	—	—		—	776
Minority interest of partially- owned entities	48	—	—-	—-		—-	48
Income from continuing operations	383,063	257,456	50,704	62,974		5,604	6,325
Income from discontinued operations	77,064	—	10,243	—		—	66,821
Income before allocation to limited partners	460,127	257,456	60,947	62,974		5,604	73,146
Limited partners’ interest in the Operating Partnership	(55,584)	—	—	—		—	(55,584)
Perpetual preferred unit distributions of the Operating Partnership	(51,580)	—	—	—		—	(51,580)
Net income (loss)	352,963	257,456	60,947	62,974		5,604	(34,018)
Interest and debt expense(2)	234,815	101,129	46,798	9,141		23,011	54,736
Depreciation and amortization(2)	218,602	120,204	21,793	26,045		25,966	24,594
Income taxes	835	293	—	279		—	263
EBITDA(1)	$807,215	$479,082	$129,538	$98,439		$54,581	$45,575

EBITDA includes net gains on sale of real estate of $75,755, of which $65,905 relates to the Other segment and $9,850 relates to the Retail segment.

See footnotes on the following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

17.          Segment Information - continued

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

(4)                Operating results for the three and nine months ended September 30, 2005, reflect the consolidation of the Company’s investment in Americold on November 18, 2004.  Previously, this investment was accounted for on the equity method.

(5)                Equity in net loss from Toys for the three and nine months ended September 30, 2005 is comprised of (i) $1,977 for the Company’s share of Toys net loss in Toys’ second quarter ended July 30, 2005 for the period from July 21, 2005 (the date of Toys acquisition by the Company) to July 30, 2005 partially offset by (ii) $1,333 of interest income for the Company’s share of Toys’ bridge loan and (iii) $114 of management fees.

(6)                Other EBITDA is comprised of:

(Amounts in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Newkirk:
Equity in income of MLP	$8,066	$11,972	$29,243	$38,585
Interest and other income	2,245	2,506	7,140	15,646
Alexander’s	10,763	5,600	60,965	17,070
Hotel Pennsylvania	5,615	3,643	14,150	7,963
GMH Communities L.P.	2,336	—	5,329	—
Industrial warehouses	1,354	1,409	4,037	3,803
Student housing	—	274	—	1,302
Other investments	698	—	698	—
	31,077	25,404	121,562	84,369
Investment income and other	17,865	14,631	51,869	31,328
Corporate general and administrative expenses	(14,706)	(11,242)	(42,617)	(33,366)
Perpetual preferred unit distributions of the Operating Partnership	(27,215)	(17,334)	(60,908)	(51,580)
Limited partners’ interest in the Operating Partnership	(3,342)	(16,116)	(54,512)	(55,584)
Net gain on conversion of Sears common shares and derivative position to Sears Holdings common shares and derivative position	—	—	86,094	—
Expense from mark-to-market of Sears Holdings derivative position	(66,627)	—	(20,868)	—
Income from the mark-to-market of McDonalds derivative position	9,859	—	9,859	—
Net gain on disposition of Prime Group common shares	9,017	—	9,017	—
Income from mark-to-market of GMH Communities L.P. warrants	5,250	—	7,813	—
Discontinued operations:
Palisades (including $65,905 net gain on sale)	—	—	—	69,704
400 North LaSalle (including $31,614 net gain on sale)	—	782	32,678	704
	$(38,822)	$(3,875)	$139,987	$45,575

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust as of September 30, 2005, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine-month periods ended September 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2, the accompanying consolidated statement of cash flows for the nine month period ended September 30, 2004 has been restated.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2005, (June 8, 2005 as to the effects of the restatements discussed in Note 17 and August 19, 2005 as to the effects of the reclassifications discussed in Note 4), we expressed an unqualified opinion on those consolidated financial statements and include explanatory paragraphs relating to the Company’s application of the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” as discussed in Note 2, the restatement of the consolidated statements of cash flows, as discussed in Note 21, and the reclassifications of certain property as continuing operations, as discussed in Note 4.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  DELOITTE & TOUCHE LLP

Parsippany, New Jersey

November 1, 2005

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 under “Forward Looking Statements” and “Item 1. Business — Certain Factors That May Adversely Affect Our Business and Operations.”  For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

         Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three and nine months ended September 30, 2005.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

         As discussed in Note 2 to the consolidated financial statements, subsequent to the issuance of the Company’s consolidated financial statements for the quarterly period ended March 31, 2005, management determined that the Company’s consolidated statements of cash flows for the nine months ended September 30, 2004 should be restated to reclassify $11,421,000 of “net cash used in investing activities” to “net cash provided by operating activities” as it relates to distributions of income received from partially-owned entities accounted for on the equity method.  The restatement does not affect the total net change in cash and cash equivalents for the nine months ended September 30, 2004 and has no impact on the Company’s consolidated balance sheet, consolidated statement of income or the related income per share amounts.  The Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the nine month period ended September 30, 2004 has been updated to reflect this restatement.

Overview

          The Company owns and operates office, retail and showroom properties with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area.  In addition, the Company has a 47.6% interest in an entity that owns and operates 85 cold storage warehouses nationwide and a 32.95% interest in Toys “R” Us, Inc. (“Toys”) which has 1,517 stores worldwide, including 676 toy stores and 220 Babies “R” Us stores in the United States and 621 international toy stores.

          The Company’s business objective is to maximize shareholder value.  The Company measures its success in meeting this objective by the total return to its shareholders.  Below is a table comparing the Company’s performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending September 30, 2005:

	Total Return(1)
	Vornado	RMS
Three-months	8.7%	3.6%
One-year	43.9%	27.1%
Three-years	160.2%	98.5%
Five-years	214.6%	140.6%
Ten-years	695.6%	292.2	%(2)

(1) Past performance is not necessarily indicative of how the Company will perform in the future.

(2)    From inception on July 25, 1995.

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

          The Company competes with a large number of real estate property owners and developers.  Principal factors of competition are rent charged, attractiveness of location and quality and breadth of services provided.  The Company’s success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  Economic growth has been fostered, in part, by low interest rates, Federal tax cuts, and increases in government spending.  To the extent economic growth stalls, the Company may experience lower occupancy rates which may lead to lower initial rental rates, higher leasing costs and a corresponding decrease in net income, funds from operations and cash flow.  Alternatively, if economic growth is sustained, the Company may experience higher occupancy rates leading to higher initial rents and higher interest rates causing an increase in the Company’s weighted average cost of capital and a corresponding effect on net income, funds from operations and cash flow.  The Company’s net income and funds from operations will also be affected by the seasonality of the Toys’ business and competition from discount and mass merchandisers.

Overview - continued

2005 Acquisitions

Beverly Connection

         On March 5, 2005, the Company acquired a 50% interest in a venture that owns Beverly Connection, a two-level urban shopping center, containing 322,000 square feet, located in Los Angeles, California for $10,700,000 in cash.  In addition, the Company provided the venture with $35,000,000 of preferred equity yielding 13.5% for up to a three-year term and a $59,500,000 first mortgage loan due February 2006 bearing interest at 13.5%.  The Company will also provide up to an additional $35,000,000 of preferred equity, if requested by the venture.  The shopping center is anchored by CompUSA, Old Navy and Sports Chalet.  The venture plans to redevelop the property and add retail, residential condominiums and assisted living facilities.  The redevelopment is subject to government approvals.  This investment is accounted for under the equity method of accounting.  The Company records its pro rata share of net income or loss in Beverly Connection on a one-month lag basis as the Company files its consolidated financial statements on Form 10-K and 10-Q prior to the time the venture reports its earnings.

    Westbury Retail Condominium

         On May 20, 2005, the Company acquired the retail condominium of the former Westbury Hotel in Manhattan for $113,000,000 in cash.  Simultaneously with the closing, the Company placed an $80,000,000 mortgage loan on the property bearing interest at 5.292% and maturing in 2018.  The property contains approximately 17,000 square feet and is fully occupied by luxury retailers, Cartier, Chloe and Gucci under leases that expire in 2018.

        Dune Capital L.P.

         On May 31, 2005, the Company contributed $50,000,000 in cash to Dune Capital L.P., a limited partnership involved in corporate, real estate and asset-based investments.  The Company’s investment represents a 3.5% limited partnership interest as at September 30, 2005.

          Bowen Building

         On June 13, 2005, the Company acquired the 90% that it did not already own of the Bowen Building, a 231,000 square foot class A office building located at 875 15th Street N.W. in the Central Business District of Washington, D.C.  The purchase price was $119,000,000, consisting of $63,000,000 in cash and an existing mortgage of $56,000,000, bearing interest at LIBOR plus 1.5%, due in February 2007.  At September 30, 2005, the building was 83% occupied by two tenants under leases that expire in 2015 and 2020.

          H Street Building Corporation (“H Street”)

         On July 20, 2005, the Company acquired H Street, which owns directly or indirectly through stock ownership in corporations, a 50% interest in real estate assets located in Pentagon City, Virginia, including 34 acres of land leased to various residential and retail operators, a 1,670 unit apartment complex, 10 acres of land and two office buildings located in Washington, DC containing 577,000 square feet. The purchase price was approximately $246,600,000, consisting of $194,500,000 in cash and $52,100,000 for the Company’s pro rata share of existing mortgage debt.  The operations of H Street are consolidated into the accounts of the Company from the date of acquisition.

         On July 22, 2005, these two corporations filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that the Company encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships.  The complaint seeks an unspecified amount of damages and a rescission of the Company’s acquisition of H Street.   In addition, on July 29, 2005, a tenant under a ground lease with one of these corporations brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the Company’s acquisition of H Street violated a provision giving them a right of first offer and on that basis seeks a rescission of the Company’s acquisition and the right to acquire H Street for the price paid by the Company.  On September 12, 2005, the Company filed a complaint against each of these corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages.   The Company believes that the actions filed against the Company are without merit and that it will ultimately be successful in defending against them.

         Because of the legal actions described above, the Company has not been granted access to the financial information of two corporations 50% owned by H Street and accordingly has not recorded its share of their net income or loss or disclosed its pro rata share of their outstanding debt in the accompanying consolidated financial statements.

Overview - continued

Toys “R” Us, Inc. (“Toys”)

         On July 21, 2005, a joint venture owned equally by the Company, Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys (NYSE: TOY) for $26.75 per share in cash or approximately $6.6 billion.  In connection therewith, the Company provided $428,000,000 of the $1.3 billion of equity to the venture, consisting of $407,000,000 in cash and $21,000,000 in Toys common shares held by the Company.  This investment is accounted for under the equity method of accounting.

         Because Toys’ fiscal year ends on the Saturday nearest January 31, the Company will record its 32.95% share of Toys net income or loss on a one-quarter lag basis.  Equity in net loss from Toys for the three and nine months ended September 30, 2005 was $530,000 which consisted of (i) the Company’s $1,977,000 share of Toys net loss in Toys’ second quarter ended July 30, 2005 for the period from July 21, 2005 (the date of the Toys acquisition) to July 30, 2005, partially offset by (ii) $1,333,000 of interest income on the $150,000,000 senior unsecured bridge loan described below and (iii) $114,000 of management fees.

         On August 29, 2005, the Company acquired $150,000,000 of the $1.9 billion one-year senior unsecured bridge loan financing provided to Toys.  The loan is senior to the acquisition equity of $1.3 billion and $1.6 billion of existing debt.  The loan bears interest at LIBOR plus 5.25% (8.88% as of September 30, 2005) not to exceed 11% and provides for an initial .375% placement fee and additional fees of .375% at the end of three and six months if the loan has not been repaid.  The loan is prepayable at any time without penalty.

East 66th Street

         On July 25, 2005, the Company acquired a property located at Madison Avenue and East 66th Street in Manhattan for $158,000,000 in cash.  The property contains 37 rental apartments with an aggregate of 85,000 square feet, and 10,000 square feet of retail space.  The operations of East 66th Street are consolidated into the accounts of the Company from the date of acquisition.  The rental apartment operations are included in the Company’s Other segment and the retail operations are included in the Retail segment.

        220 Central Park South

         On August 26, 2005, a joint venture in which the Company has a 90% interest, acquired a property located at 220 Central Park South in Manhattan for $136,550,000, including closing costs.  The Company and its partner contributed cash of $43,400,000 and $4,800,000, respectively, to the venture to acquire the property.  The venture also obtained a $95,000,000 mortgage loan which bears interest at LIBOR plus 3.50% (7.02% as of September 30, 2005) and is due in August 2006, with two six-month extensions.  The property contains 122 rental apartments with an aggregate of 133,000 square feet and 5,700 square feet of commercial space.  The operations of 220 Central Park South are consolidated into the accounts of the Company from the date of acquisition and are included in the Company’s Other segment.

        Boston Design Center

         On September 26, 2005, the Company entered into an agreement to acquire the Boston Design Center which contains 552,500 square feet, is located in South Boston and will be operated by the Merchandise Mart division.  The purchase price is approximately $96,000,000, consisting of $24,000,000 in cash and the assumption of an existing $72,000,000 mortgage.  The sale, which is expected to close by the second quarter of 2006, is subject to customary closing conditions.

          Springfield Mall

         On October 31, 2005, the Company entered into an option agreement to purchase the 1.4 million square foot Springfield Mall which is located on 79 acres of land at the intersection of Interstate 95 and Fraconia Road in Springfield, Fairfax County, Virginia, and is anchored by Macy’s, J.C. Penney and Target.  The option becomes exercisable upon the passing of one of the existing principals of the selling entity and may be deferred at the Company’s election through November 2012.  The Company paid $36,000,000 for the option and upon exercise will pay $80,000,000 and acquire the Mall, subject to the existing mortgage which is presently $181,000,000 and will be amortized to $149,000,000 in 2013 when it matures.  During the option period the Company will manage the Mall and receive the Mall’s net cash flow.  The Company has a 2.5% partner in this transaction.  The Company intends to redevelop, reposition and retenant the Mall.  The acquisition of the option, which is expected to close by the end of 2005, is subject to lender approval and customary closing conditions.

Overview - continued

        Investment in Sears, Roebuck and Co. (“Sears”)

         As a result of the merger between Sears and Kmart on March 30, 2005, in exchange for 1,176,600 Sears common shares owned, the Company received 370,330 common shares of Sears Holdings Corporation (Nasdaq:  SHLD) (“Sears Holdings”) valued at $48,143,000 based on the $130.00 closing share price that day and $21,797,000 of cash.  The Company recognized a net gain of $27,651,000 in the first quarter of 2005, which was the difference between the aggregate cost basis in the Sears shares of $42,289,000 and the market value of the total consideration received on March 30, 2005 of $69,940,000.  On April 4, 2005, 99,393 of the Company’s Sears Holdings common shares were utilized to satisfy the third-party participation discussed below.  The remaining 270,937 Sears Holdings shares are recorded as marketable equity securities on the Company’s consolidated balance sheet and are classified as “available-for-sale.”  At September 30, 2005, based on Sears Holdings’ closing stock price of $124.43 per share, the Company reversed $5,383,000 of previously recorded appreciation and recorded $1,510,000 of depreciation to “accumulated other comprehensive income” in the shareholders’ equity section of the Company’s consolidated balance sheet.

         Pursuant to the terms of the contract, the Company’s derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings valued at $323,936,000 based on the $130.00 per share closing price on March 30, 2005, the date of the merger, and $146,663,000 of cash.  As a result, the Company recognized a net gain of approximately $58,443,000 based on the fair value of the Company’s derivative position.  In the three months ended September 30, 2005, the Company recorded a charge of $66,627,000 from the mark-to-market of this derivative position based on Sears Holdings’ September 30, 2005 closing share price of $124.43.  For the nine months ended September 30, 2005, the Company’s net income from this derivative position was $37,575,000.

         As a result of these transactions, on September 30, 2005, the Company owns 270,937 common shares of Sears Holdings and has an economic interest in an additional 2,491,819 common shares through its derivative position.  The Company’s aggregate net gain recognized on the owned shares and the derivative position from inception to September 30, 2005 was $146,955,000, based on Sears Holdings’ September 30, 2005 closing share price of $124.43 and after deducting $13,975,000 for a third-party performance-based participation.

          Investment in McDonald’s Corporation (“McDonalds”)

          In July 2005, the Company acquired an aggregate of 858,000 common shares of McDonalds for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on the Company’s consolidated balance sheet and are classified as “available for sale.”  Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of the Company’s consolidated balance sheet and not recognized in income.  At September 30, 2005, based on McDonalds’ closing stock price of $33.49 per share, $3,388,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

          During the three months ended September 30, 2005, the Company acquired an economic interest in an additional 14,565,000 McDonalds common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on McDonald’s common shares.  These call and put options have an initial weighted-average strike price of  $32.66 per share, or an aggregate of $475,692,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares.  The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  During the quarter ended September 30, 2005, the Company recorded net income of $9,859,000, comprised of $12,090,000 from the mark-to-market of the options on September 30, 2005, based on McDonalds’ closing stock price of $33.49 per share, partially offset by $2,231,000 for the increase in strike price resulting from the LIBOR charge.

         Based on McDonalds’ most recent filing with the Securities and Exchange Commission, the Company’s aggregate investment in McDonalds represents 1.2% of its outstanding common shares.

Overview - continued

Broadway Mall

On October 31, 2005, the Company entered into an agreement to acquire the 1.2 million square foot Broadway Mall for approximately $153,000,000, including $95,800,000 of existing debt.  The Broadway Mall is located on Route 106 in Hicksville, Long Island, New York and is anchored by Macy’s, Ikea, Target and Multiplex Cinemas.  The purchase, which is expected to close in the fourth quarter of 2005, is subject to lender approval and customary closing conditions.

          Other

         In addition to the acquisitions and investments described above, the Company made $216,300,000 of other acquisitions and investments during 2005, which are summarized below:

(Amounts in thousands)	Amount	Segment
Wasserman Joint Ventures (95% interest)	$34,200	Other
692 Broadway, New York, NY	28,500	Retail
South Hill Mall, Poughkeepsie, NY	25,000	Retail
Rockville Town Center, Rockville, MD	24,800	Retail
211-217 Columbus Avenue, New York, NY	24,500	Retail
1750-1780 Gun Hill Road, Bronx, NY	18,000	Retail
TCG Urban Infrastructure Holdings Limited, India	16,700	Other
42 Thompson Street, New York, NY	16,500	Office
Verde Group LLC (5% interest)	15,000	Other
Other	13,100	Other
	$216,300

2005 Mezzanine Loan Activity:

         On January 7, 2005, all of the outstanding General Motors Building loans aggregating $275,000,000 were repaid.  In connection therewith, the Company received a $4,500,000 prepayment premium and $1,996,000 of accrued interest and fees through January 14, 2005, which is included in “interest and other income” on the Company’s consolidated statement of income for the nine months ended September 30, 2005.

         On February 3, 2005, the Company made a $135,000,000 mezzanine loan to Riley Holdco Corp., an entity formed to complete the acquisition of LNR Property Corporation (NYSE: LNR).  Riley Holdco Corp. is a wholly-owned subsidiary of LNR Property Holdings, Ltd., which is 75% owned by funds and accounts managed by Cerberus Capital Management, L.P. and its real estate affiliate Blackacre Institutional Capital Management, LLC.  The terms of the financings are as follows: (i) $60,000,000 of a $325,000,000 mezzanine tranche of a $2,400,000,000 credit facility secured by certain equity interests and which is junior to $1,900,000,000 of the credit facility, bears interest at LIBOR plus 5.25% (9.11% as of September 30, 2005) and matures in February 2008 with two one-year extensions; and (ii) $75,000,000 of $400,000,000 of unsecured notes which are subordinate to the $2,400,000,000 credit facility and senior to over $700,000,000 of equity contributed to finance the acquisition.  These notes mature in February 2015, provide for a 1.5% placement fee, and bear interest at 10% for the first five years and 11% for years six through ten.

         On April 7, 2005, the Company made a $108,000,000 mezzanine loan secured by The Sheffield, a mixed-use residential property in Manhattan, containing 845 apartments, 109,000 square feet of office space and 6,900 square feet of retail space.  The loan is subordinate to $378,500,000 of other debt, matures in April 2007 with a one-year extension, provides for a 1% placement fee, and bears interest at LIBOR plus 7.75% (11.61% at September 30, 2005).

         On May 11, 2005, the Company’s $83,000,000 loan to Extended Stay America was repaid.  In connection therewith, the Company received an $830,000 prepayment premium, which is included in “interest and other investment income” in the Company’s consolidated statement of income for the nine months ended September 30, 2005.

2005 Dispositions:

         On April 21, 2005, the Company, through its 85% owned joint venture, sold 400 North LaSalle, a 452-unit high-rise residential tower in Chicago, Illinois, for $126,000,000, which resulted in a net gain on sale after closing costs of $31,614,000.

Overview - continued

         At June 30, 2005, the Company owned 3,972,447 common shares of Prime Group Realty Trust (“Prime”) with a carrying amount of $4.98 per share or an aggregate of $19,783,000.  The investment was recorded as marketable securities on the Company’s consolidated balance sheet and classified as “available-for-sale”.  On July 1, 2005, The Lightstone Group, LLC completed its acquisition of Prime by acquiring all of Prime’s outstanding common shares and limited partnership units for $7.25 per share or unit.  In connection therewith, the Company recognized a gain of $9,017,000, representing the difference between the purchase price and the Company’s carrying amount, which is reflected as a component of “net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate” in the Company’s consolidated statement of income for the three and nine months ended September 30, 2005.

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

         On March 29, 2005, the Company completed a public offering of $500,000,000 aggregate principal amount of 3.875% exchangeable senior debentures due 2025 pursuant to an effective registration statement.  The notes were sold at 98.0% of their aggregate principal amount.  The aggregate net proceeds from this offering, after the underwriters’ discount were approximately $490,000,000.  The debentures are exchangeable, under certain circumstances, for common shares of the Company at an initial exchange rate of 10.9589 common shares per $1,000 of principal amount of debentures.  The initial exchange price of $91.25 represented a premium of 30% to the closing price for the Company’s common shares on March 22, 2005 of $70.25.  The Company may elect to settle any exchange right in cash.  The debentures permit the Company to increase its common dividend 5% per annum, cumulatively, without an increase to the exchange rate.  The debentures are redeemable at the Company’s option beginning in 2012 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require the issuer to repurchase their debentures in 2012, 2015 and 2020 and in the event of a change in control.  The net proceeds from the offering were used for working capital and to fund the commitment with respect to the acquisition of Toys.

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

         On August 10, 2005, the Company sold 9,000,000 common shares at a price of $86.75 per share in a public offering pursuant to an effective registration statement.  The net proceeds after closing costs of $780,750,000 were used to fund acquisitions and investments and for working capital.

         On August 23, 2005, the Company sold 7,000,000 perpetual 6.625% Series I Cumulative Redeemable Preferred Shares at a price of $25.00 per share, in a public offering pursuant to an effective registration statement.  The Company may redeem the Series I preferred shares at a price of $25.00 per share after August 31, 2010.  In addition, on August 31, 2005, the underwriters exercised their option and purchased an additional 400,000 Series I preferred shares to cover over-allotments.  On September 12, 2005, the Company sold an additional 3,400,000 Series I preferred shares at a price of $25.00 per share, pursuant to an effective registration statement.  Combined with the earlier sale, the Company sold a total of 10,800,000 Series I preferred shares for net proceeds of $262,898,000.  The net proceeds were used primarily to redeem outstanding perpetual preferred units.

         On September 12, 2005, the Company sold $100,000,000 of 6.75% Series D-14 Cumulative Redeemable Preferred Units to an institutional investor in a private placement.  The perpetual preferred units may be called without penalty at the Company’s option commencing in September 2010.  The net proceeds were used primarily to redeem outstanding perpetual preferred units.

         On September 19, 2005, the Company redeemed all of its 8.25% Series D-5 and D-7 Cumulative Redeemable Preferred Units at a redemption price of $25.00 per unit for an aggregate of $342,000,000 plus accrued distributions.  In conjunction with the redemptions, the Company wrote-off $9,642,000 of issuance costs in the current quarter.  In addition, on December 20, 2005, the Company will redeem the 8.25% Series D-6 and D-8 Cumulative Redeemable Preferred Units at a redemption price of $25.00 per unit for an aggregate of $30,000,000 plus accrued distributions.  In conjunction with these redemptions, the Company will write-off $750,000 of issuance costs in the fourth quarter.

2005 Recent Developments:

Moynihan Station Project

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

Newkirk MLP

        On August 8, 2005, Newkirk Realty Trust, Inc. (“Newkirk REIT”) filed a registration statement on Form S-11 with the Securities and Exchange Commission that describes a proposed initial public offering.  If the initial public offering is completed, Newkirk REIT will acquire a controlling interest in Newkirk MLP and become its sole general partner.  The Company will not sell any of its ownership interest in Newkirk MLP for one year as part of the public offering and subsequent to the offering would own approximately 16% of Newkirk REIT on a fully diluted basis, treating all of the outstanding Newkirk MLP units as Newkirk REIT common share equivalents.

        On August 11, 2005 the MLP completed a $750,000,000 mortgage financing comprised of two separate loans.  One loan, in the initial principal amount of $272,200,000 (the “T-2 loan”) is collateralized by contract right notes encumbering certain of the MLP’s properties.  The other loan, in the initial principal amount of $477,800,000 is collateralized by the MLP’s properties, subject to the existing first and certain second mortgage loans on those properties.  The new loans bear interest at LIBOR plus 2.0% (reducing to 1.75% if the offering is consummated) and mature in August 2008, with two one-year extension options.  The loans are prepayable without penalty after August 2006.  The proceeds of the new loans were used to repay approximately $708,737,000 of existing debt and accrued interest and $34,500,000 of prepayment penalties and closing costs.  The Company’s $7,992,000 share of the losses on the early extinguishment of debt and write-off of the related deferred financing costs are included in the equity in net loss of Newkirk MLP in the three months ended September 30, 2005.

         If the initial public offering is completed, Newkirk MLP will acquire the contract right notes and assume the obligations under the T-2 loan, which will result in a net gain of approximately $14,700,000 to the Company.  In addition, the Company will transfer Newkirk MLP units with a value of approximately $12,000,000 to its partner to satisfy a promoted obligation, of which approximately $9,900,000 will be expensed based on the midpoint price of $20 per share disclosed in the Form S-11.

US Airways

         On September 12, 2004, US Airways filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  On September 16, 2005, US Airways confirmed a plan of reorganization.  In connection therewith, the Company amended its lease with US Airways for 208,800 square feet in Crystal City, Virginia.  Under this amendment, the lease termination date was changed from December 31, 2008 to April 30, 2006.  There were no modifications to the rent due under the original lease.

Overview (continued) - Leasing Activity

         The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity.  Tenant improvements and leasing commissions are presented below based on square feet leased during the period and on a per annum basis based on the weighted average term of the leases.

(Square feet and cubic feet in thousands)	Office			Merchandise Mart
As of September 30, 2005:	New York City	Washington DC(3)	Retail	Office	Showroom	Temperature Controlled Logistics
Square feet	12,984	15,552	15,101	3,027	5,809	17,311
Cubic feet	—	—	—	—	—	437,200
Number of properties	20	76	110	9	9	85
Occupancy rate	94.9%	90.2%	94.4%	97.5%	95.9%	77.5%
Leasing Activity:
Quarter ended September 30, 2005:
Square feet	335	852	100	103	192
Initial rent(1)	$48.34	$30.80	$18.27	$22.45	$28.40
Weighted average lease term (years)	9.0	5.9	10.0	9.6	4.9

Rent per square foot on relet space:
Square feet	227	316	41	29	192
Initial rent(1)—cash basis	$45.88	$31.14	$21.64	$22.25	$28.40
Prior escalated rent—cash basis	$43.37	$31.27	$19.21	$27.31	$26.97
Percentage increase (decrease):
— Cash basis	5.8%	(0.4)%	12.6%	(18.5)%	5.3%
— GAAP basis	14.5%	0.7%	16.4%	6.0%	12.7%
Rent per square foot on space previously vacant:
Square feet	108	536	59	74	—
Initial rent(1)	$53.51	$30.60	$15.93	$22.53	$—

Tenant improvements and leasing commissions per square foot	$23.69	$7.34	$4.40	$76.69	$7.82
Tenant improvements and leasing commissions per square foot per annum(2)	$2.66	$1.24	$0.44	$8.02	$1.60

Nine months ended September 30, 2005:
Square feet	996	2,030	473	237	956
Initial rent(1)	$46.65	$30.30	$20.37	$24.27	$27.20
Weighted average lease term (years)	7.7	5.5	8.7	8.2	5.4

Rent per square foot on relet space:
Square feet	700	1,243	279	163	956
Initial rent(1)—cash basis	$44.90	$30.48	$24.43	$25.05	$27.20
Prior escalated rent—cash basis	$42.60	$30.42	$21.29	$30.18	$26.18
Percentage increase (decrease):
— Cash basis	5.4%	0.2%	14.7%	(17.0)%	3.9%
— GAAP basis	10.6%	6.0%	19.6%	(5.4)%	12.1%
Rent per square foot on space previously vacant:
Square feet	296	787	194	74	—
Initial rent(1)	$50.79	$30.01	$14.30	$22.53	$—

Tenant improvements and leasing commissions per square foot	$29.82	$9.72	$8.63	$52.91	$8.77
Tenant improvements and leasing commissions per square foot per annum(2)	$3.99	$1.77	$1.00	$6.43	$1.63

(1)                                  Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)                                  May not be indicative of the amounts for the full year.

(3)                                  Washington DC statistics exclude Crystal Plaza 3 and 4 which were taken out of service for redevelopment in the fourth quarter of 2004 and Crystal Plaza 2 which was taken out of service in the first quarter of 2005.

Overview (continued) - Leasing Activity

	Office				Merchandise Mart
(Square feet and cubic feet in thousands)	New York City	Washington DC		Retail	Office	Showroom	Temperature Controlled Logistics
As of June 30, 2005:
Square feet/cubic feet	12,926	14,622		14,049	3,027	5,810	17,311/437,200
Number of properties	19	67		98	9	9	85
Occupancy rate	94.6%	87.7	%(3)	94.5%	95.8%	95.7%	75.2%

As of December 31, 2004:
Square feet/cubic feet	12,989	14,216		14,210	3,306	5,587	17,563/443,700
Number of properties	19	67		94	9	9	88
Occupancy rate	95.5%	91.5%		93.9%	96.5%	97.6%	76.9%

As of September 30, 2004:
Square feet/cubic feet	12,891	14,330		13,965	3,454	5,385	17,476/440,700
Number of properties	19	64		88	9	9	87
Occupancy rate	96.3%	94.1%		93.5%	96.7%	97.2%	76.0%

         Square feet leased in the nine months ended September 30, 2005 does not include 6,189 square feet of retail space included in the NYC office properties which was leased at an initial rent of $231.71 per square foot, respectively.

          Critical Accounting Policies

         A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and the Company’s Current Report on Form 8-K dated August 19, 2005 in Management’s Discussion and Analysis of Financial Condition.  There have been no significant changes to those policies during 2005.

         Reconciliation of Net Income and EBITDA

         Below is a summary of net income and a reconciliation of net income to EBITDA (1) by segment for the three months ended September 30, 2005 and 2004.

(Amounts in thousands)	For the Three Months Ended September 30, 2005
	Total	Office(3)	Retail(3)	Merchandise Mart(3)	Temperature Controlled Logistics(4)	Toys(5)	Other(6)
Property rentals	$332,808	$207,616	$51,238	$55,188	$—	$—	$18,766
Straight-line rents:
Contractual rent increases	3,844	1,295	1,736	796	—	—	17
Amortization of free rent	9,410	6,039	872	2,499	—	—	—
Amortization of acquired below-market leases, net	3,462	1,820	1,556	—	—	—	86
Total rentals	349,524	216,770	55,402	58,483	—	—	18,869
Temperature Controlled Logistics	232,778	—	—	—	232,778	—	—
Tenant expense reimbursements	53,861	31,163	17,760	4,305	—	—	633
Fee and other income:
Tenant cleaning fees	7,998	7,998	—	—	—	—	—
Management and leasing fees	2,532	2,294	220	18	—	—	—
Lease termination fees	6,553	3,437	1,816	1,300	—	—	—
Other	3,709	2,427	93	1,188	—	—	1
Total revenues	656,955	264,089	75,291	65,294	232,778	—	19,503
Operating expenses	353,376	107,206	21,405	27,177	185,106	—	12,482
Depreciation and amortization	82,651	42,551	8,403	9,529	18,274	—	3,894
General and administrative	48,107	10,419	3,707	5,958	12,289	—	15,734
Total expenses	484,134	160,176	33,515	42,664	215,669	—	32,110
Operating income (loss)	172,821	103,913	41,776	22,630	17,109	—	(12,607)
Income applicable to Alexander’s	3,699	190	176	—	—	—	3,333
Income (loss) from partially-owned entities	4,172	1,167	3,654	46	251	(530) (5)	(416)
Interest and other investment (expense) income	(35,660)	437	129	22	592	—	(36,840)
Interest and debt expense	(88,391)	(36,063)	(15,470)	(2,694)	(14,161)	—	(20,003)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	13,448	33	—	—	—	—	13,415
Minority interest of partially-owned entities	(768)	—	—-	12	(850)	—	70
Income (loss) from continuing operations	69,321	69,677	30,265	20,016	2,941	(530)	(53,048)
Loss from discontinued operations	(22)	—	(22)	—	—	—	—
Income (loss) before allocation to limited partners	69,299	69,677	30,243	20,016	2,941	(530)	(53,048)
Limited partners’ interest in the Operating Partnership	(3,342)	—	—	—	—	—	(3,342)
Perpetual preferred unit distributions of the Operating Partnership	(27,215)	—	—	—	—	—	(27,215)
Net income (loss)	38,742	69,677	30,243	20,016	2,941	(530)	(83,605)
Interest and debt expense(2)	100,355	37,178	17,178	2,917	6,738	4,613	31,731
Depreciation and amortization(2)	87,455	43,455	9,370	9,670	8,722	3,295	12,943
Income taxes	1,040	634	—	439	847	(989)	109
EBITDA(1)	$227,592	$150,944	$56,791	$33,042	$19,248	$6,389	$(38,822)

See footnotes on page 48.

(Amounts in thousands)	For the Three Months Ended September 30, 2004
	Total	Office(3)	Retail(3)	Merchandise Mart(3)	Temperature Controlled Logistics(4)	Other(6)
Property rentals	$318,472	$209,220	$40,806	$52,150	$—	$16,296
Straight-line rents:
Contractual rent increases	9,783	7,318	1,505	913	—	47
Amortization of free rent	6,639	1,422	3,742	1,478	—	(3)
Amortization of acquired below-market leases, net	4,730	3,599	1,131	—	—	—
Total rentals	339,624	221,559	47,184	54,541	—	16,340
Tenant expense reimbursements	48,793	27,170	14,781	5,837	—	1,005
Fee and other income:
Tenant cleaning fees	7,976	7,976	—	—	—	—
Management and leasing fees	3,239	2,868	243	128	—	—
Lease termination fees	9,400	8,754	585	61	—	—
Other	6,263	4,615	152	1,467	—	29
Total revenues	415,295	272,942	62,945	62,034	—	17,374
Operating expenses	160,430	104,626	18,889	24,667	—	12,248
Depreciation and amortization	59,351	41,294	6,191	8,352	—	3,514
General and administrative	29,649	8,742	3,424	5,247	—	12,236
Cost of acquisition not consummated	1,475	—	—	—	—	1,475
Total expenses	250,905	154,662	28,504	38,266	—	29,473
Operating income (loss)	164,390	118,280	34,441	23,768	—	(12,099)
Income applicable to Alexander’s	1,127	103	170	—	—	854
Income from partially-owned entities	9,826	692	662	112	2,781	5,579
Interest and other investment income	17,813	230	112	26	—	17,445
Interest and debt expense	(61,101)	(33,131)	(14,911)	(2,786)	—	(10,273)
Minority interest of partially-owned entities	33	—	—	—	—	33
Income from continuing operations	132,088	86,174	20,474	21,120	2,781	1,539
Income from discontinued operations	9,885	—	9,845	—	—	40
Income before allocation to limited partners	141,973	86,174	30,319	21,120	2,781	1,579
Limited partners’ interest in the Operating Partnership	(16,116)	—	—	—	—	(16,116)
Perpetual preferred unit distributions of the Operating Partnership	(17,334)	—	—	—	—	(17,334)
Net income (loss)	108,523	86,174	30,319	21,120	2,781	(31,871)
Interest and debt expense(2)	80,335	34,092	15,720	3,013	7,796	19,714
Depreciation and amortization(2)	74,294	42,056	6,911	8,486	8,614	8,227
Income taxes	607	273	—	279	—	55
EBITDA(1)	$263,759	$162,595	$52,950	$32,898	$19,191	$(3,875)

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

(4)                                  Operating results for the three months ended September 30, 2005, reflects the consolidation of the Company’s investment in Americold on November 18, 2004.  Previously this investment was accounted for under the equity method.  See page 74 for further details.

(5)                                  Equity in net loss from Toys for the three months ended September 30, 2005 represents (i) $1,977 for the Company’s share of Toys net loss for Toys’ second quarter ended July 30, 2005 for the period from July 21, 2005 (the date of Toys acquisition by the Company) to July 30, 2005 partially offset by (ii) $1,333 of interest income for the Company’s share of Toys’ bridge loan and (iii) $114 of management fees.

(6)                                  Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended September 30,
	2005	2004
Newkirk:
Equity in income of MLP (A)	$8,066	$11,972
Interest and other income	2,245	2,506
Alexander’s (B)	10,763	5,600
Hotel Pennsylvania (C)	5,615	3,643
GMH Communities L.P.	2,336	—
Industrial warehouses	1,354	1,409
Student housing	—	274
Other investments	698	—
	31,077	25,404
Investment income and other	17,865	14,631
Corporate general and administrative expenses	(14,706)	(11,242)
Perpetual preferred unit distributions of the Operating Partnership	(27,215)	(17,334)
Limited partners’ interest in the Operating Partnership	(3,342)	(16,116)
Expense from mark-to-market of Sears Holdings derivative position	(66,627)	—
Income from the mark-to-market of McDonalds derivative position	9,859	—
Net gain on disposition of Prime Group common shares	9,017	—
Income from mark-to-market of GMH Communities L.P. warrants	5,250	—
Discontinued operations:
400 North LaSalle	—	782
	$(38,822)	$(3,875)

(A)                              The three months ended September 30 2005, includes (i) $7,992 for the Company’s share of losses on the early extinguishment of debt and write-off of related deferred financing costs, (ii) $2,586 for the Company’s share of impairment losses, partially offset by (iii) $3,509 for the Company’s share of net gains on sale of real estate.  The three months ended September 30, 2004 includes $759 for the Company’s share of impairment losses.

(B)                                The three months ended September 30, 2005 includes (i) $1,960 for the Company’s share of Alexander’s net gains on sale of condominiums and income previously deferred in connection therewith and (ii) the Company’s $5,961 share of Alexander’s stock appreciation rights compensation expense.  The three months ended September 30, 2004 includes the Company’s $8,796 share of Alexander’s stock appreciation rights compensation expense.

(C)                                Average occupancy and revenue per available room (“REVPAR”) were 86.6% and $99.48 for the three months ended September 30, 2005 compared to 82.9% and $80.35 for the prior year’s quarter.

Results of Operations

Revenues

         The Company’s revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $656,955,000 for the quarter ended September 30, 2005, compared to $415,295,000 in the prior year’s quarter, an increase of $241,660,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands) Property rentals:	Date of Acquisition	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Other
Increase (decrease) due to:
Acquisitions:
Bowen Building	June 2005	$1,976	$1,976		$—	$—		$—	$—
Westbury Retail Condominium	May 2005	1,975	—		1,975	—		—	—
East 66th Street	July 2005	1,302	—		798	—		—	504
Rockville Town Center	March 2005	575	—		575	—		—	—
H Street	July 2005	497	497		—	—		—	—
Burnside Plaza Shopping Center	December 2004	491	—		491	—		—	—
Lodi Shopping Center	November 2004	478	—		478	—		—	—
So. California Supermarkets	July 2004	435	—		435	—		—	—
386 and 387 W. Broadway	December 2004	319	—		319	—		—	—
99-01 Queens Boulevard	August 2004	235	—		235	—		—	—
Other		1,193	—		1,193	—		—	—
Development/Redevelopment:
Crystal Plaza 2,3 and 4-taken out of service		(2,227)	(2,227)		—	—		—	—
Crystal Drive Retail-placed into service		814	814		—	—		—	—
Bergen Mall-taken out of service		(674)	—		(674)	—		—	—
4 Union Square South-placed into service		(147)	—		(147)	—		—	—
715 Lexington Avenue-placed into service		130	—		130	—		—	—
Amortization of acquired below market leases, net		(1,268)	(1,779)		425	—		—	86
Operations:
Hotel activity		2,845	—		—	—		—	2,845 (1)
Trade shows activity		2,794	—		—	2,794	(2)	—	—
Leasing activity (see page 44 for details)		(1,843)	(4,070	)(3)	1,985	1,148		—	(906)
Total increase (decrease) in property rentals		9,900	(4,789)		8,218	3,942		—	2,529

Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development		2,123	1,170		1,432	(479)		—	—
Operations		2,945	2,823		1,547	(1,053	)(4)	—	(372)
Total increase (decrease) in tenant expense reimbursements		5,068	3,993		2,979	(1,532)		—	(372)
Temperature Controlled Logistics (effect of consolidating Americold from November 18, 2004 vs. equity method prior)		232,778	—		—	—		232,778	—
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income		(3,934)	(6,445	)(5)	1,231	1,280		—	—
BMS Cleaning fees		22	22		—	—		—	—
Management and leasing fees		(699)	(574)		(48)	(110)		—	33
Other		(1,475)	(1,060	)(6)	(34)	(320)		—	(61)
Total increase (decrease) in fee and other income		(6,086)	(8,057)		1,149	850		—	(28)
Total increase (decrease) in revenues		$241,660	$(8,853)		$ 12,346	$3,260		$232,778	$2,129

See notes on following page.

Notes to preceding tabular information:

(1)                      Average occupancy and REVPAR were 86.6% and $99.48 for the three months ended September 30, 2005 compared to 82.9% and $80.35 for the prior year’s quarter.

(2)                      Results primarily from the timing of revenue recognized for a major tradeshow (NeoCon East), which was held in the third quarter of 2005 versus the fourth quarter of 2004.

(3)                      Results primarily from a $7,086 decrease in Washington, DC Office rental income due to the Patent and Trade Office leases expiring, partially-offset by a $3,016 increase in New York Office rental income from 2004 and 2005 leasing activity. See page 44 for details of New York and Washington, DC leasing activity.

(4)                      Results primarily from the true-up of 2004 estimated real estate tax and CAM expense reimbursement billings and the loss of the Chicago Transit Authority at the Merchandise Mart in November 2004.

(5)                      Results primarily from lease termination income of $9,324 at the Company’s 888 Seventh Avenue and 909 Third Avenue office properties in last year’s quarter, partially offset by $3,088 of termination fee income received from MONY Life Insurance at 1740 Broadway in this year’s quarter.

(6)                      Results primarily from a decrease in Washington, DC construction revenue, due primarily to income in the prior year’s quarter related to the redevelopment of the Bowen Building, which was subsequently acquired by the Company.

Expenses

         The Company’s expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $484,134,000 for the quarter ended September 30, 2005, compared to $250,905,000 in the prior year’s quarter, an increase of $233,229,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands) Operating:	Date of Acquisition	Total	Office	Retail	Merchandise Mart		Temperature Controlled Logistics	Other
Increase (decrease) due to:
Americold — effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		$185,106	$—	$—	$—		$185,106	$—
Acquisitions:
Bowen Building	June 2005	757	757	—	—		—	—
Westbury Retail Condominium	May 2005	391	—	391	—		—	—
H Street	July 2005	315	315	—	—		—	—
Burnside Plaza Shopping Center	December 2004	249	—	249	—		—	—
Rockville Town Center	March 2005	181	—	181	—		—	—
Lodi Shopping Center	November 2004	126	—	126	—		—	—
East 66th Street	July 2005	381	—	107	—		—	274
99-01 Queens Boulevard	August 2004	88	—	88	—		—	—
386 and 387 W. Broadway	December 2004	68	—	68	—		—	—
So. California supermarkets	July 2004	17	—	17	—		—	—
Other		712	—	712	—		—	—
Development/Redevelopment:
7 West 34th Street-conversion from office space to showroom space		900	—	—	900		—	—
Crystal Plaza 2, 3 and 4-taken out of service		(729)	(729)	—	—		—	—
Crystal Drive Retail-placed into service		306	306	—	—		—	—
715 Lexington Avenue-placed into service		298	—	298	—		—	—
Bergen Mall-taken out of service		(275)	—	(275)	—		—	—
4 Union Square South-placed into service		22	—	22	—		—	—
Hotel activity		658	—	—	—		—	658
Trade shows activity		1,820	—	—	1,820	(1)	—	—
Operations		1,555	1,931	532	(210)		—	(698)
Total increase in operating expenses		192,946	2,580	2,516	2,510		185,106	234

Depreciation and amortization:
Increase due to:
Americold-effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		18,274	—	—	—		18,274	—
Acquisitions/Development		2,999	835	2,003	161		—	—
Operations		2,027	422	209	1,016		—	380
Total increase in depreciation and amortization		23,300	1,257	2,212	1,177		18,274	380

General and administrative:
Increase due to:
Americold-effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		12,289	—	—	—-		12,289	—
Acquisitions		408	386	—	22		—	—
Operations		5,761	1,291	283	689		—	3,498	(2)
Total increase in general and administrative		18,458	1,677	283	711		12,289	3,498

Costs of acquisition not consummated		(1,475)	—-	—	—		—	(1,475	)(3)

Total increase in expenses		$233,229	$5,514	$5,011	$4,398		$215,669	$2,637

See notes on following page.

Notes to preceding tabular information:

(1)                      Results primarily from the timing of expenses incurred for a major tradeshow (NeoCon East), which was held in the third quarter of 2005 versus the fourth quarter of 2004.

(2)                      Results primarily from (i) a $1,539 increase in payroll and fringe benefits, (ii) $967 of charitable contributions and (iii) a $577 increase in professional fees.

(3)                      Costs expensed in the prior year’s quarter as a result of an acquisition not consummated.

Income Applicable to Alexander’s

         Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $3,699,000 for the three months ended September 30, 2005, compared to $1,127,000 for the prior year’s quarter, an increase of $2,572,000.  The increase is primarily due to (i) $2,835,000 for the Company’s share of the decrease in Alexander’s stock appreciation rights compensation expense (“SAR”), (ii) $1,960,000 for the Company’s share of Alexander’s after-tax net gain on sale of condominiums in the current quarter, (iii) a $690,000 increase in development and guarantee fees, partially offset by (iv) a $1,438,000 decrease in interest income on the Company’s loans to Alexander’s which were repaid in July 2005 and (v) $1,274,000 for the Company share of a gain on the sale of a land parcel in the prior year’s quarter.

Income from Partially-Owned Entities

         Below are the details of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the three months ended September 30, 2005 and 2004:

(Amounts in thousands)	Total	Monmouth Mall	Toys(1)	Newkirk MLP		GMH	Beverly Connection (2)	Starwood Ceruzzi Joint Venture (3)	Partially Owned Office Buildings	Temperature Controlled Logistics (4)		Other
September 30, 2005:
Revenues		$6,333	$238,000	$58,223		$50,621	$1,300	$268	$43,704
Expenses:
Operating, general and administrative and costs of good sold		(2,592)	(223,000)	(2,015)		(31,657)	(1,344)	(361)	(16,065)
Depreciation		(1,165)	(10,000)	(26,826)		(8,070)	(321)	(188)	(6,815)
Interest expense		(2,633)	(14,000)	(16,278)		(6,840)	(440)	—	(10,970)
Other, net		(4,910)	3,000	(17,234)		—	(1,435)	(8)	(195)
Net (loss) income		$(4,967)	$(6,000)	$(4,130)		$4,054	$(2,240)	$(289)	$9,659

Company’s interest		50%	32.95%	22.5%		12.22%	50%	80%	12.4%
Equity in net (loss) income	$(4,369)	$(2,483)	$(1,977)	$(970)		495	$(1,120)	$(232)	$1,199			$719
Interest and other income	7,859	4,987	1,333	(334)		—	1,555	—	(33)			351
Fee income	682	268	114	—		—	300	—	—			—
Income (loss) from partially-owned entities	$4,172	$2,772 (5)	$(530)	$(1,304	)(6)	$495	$735	$(232)	$1,166	N/A	(4)	$1,070

September 30, 2004:
Revenues		$5,961		$58,461				$451	$31,038	$29,603
Expenses:
Operating, general and administrative and costs of good sold		(2,429)		(5,972)				(698)	(12,902)	(1,564)
Depreciation		(1,214)		(11,454)				(141)	(4,972)	(13,996)
Interest expense		(1,619)		(19,954)				—	(7,752)	(12,993)
Other, net		(805)		32,758				—	(760)	1,114
Net (loss) income		$(106)		$53,839				$(388)	$4,652	$2,164

Company’s interest		50%		22.3%				80%	15.5%	60%
Equity in net income (loss)	$6,507	$(53)		$4,904				$(310)	$720	$1,298		$(52)
Interest and other income	1,688	823		803				—	(28)	90		—
Fee income	1,631	238		—				—	—	1,393		—
Income (loss) from partially-owned entities	$9,826	$1,008	$ N/A	$5,707	(6)	$ N/A	$ N/A	$(310)	$692	$2,781	(4)	$(52)

(Decrease) increase in income of partially-owned entities	$(5,654)	$1,764 (5)	$(530)	$(7,011	)(6)	$495	$735	$78	$474	$(2,781	)(4)	$1,122

See Notes on following page.

Notes to preceding tabular information:

(1)                                  See page 39 for details.

(2)                                  See page 38 for details.

(3)                                  On August 8, 2005, the Company acquired the remaining 20% of Starwood Ceruzzi it did not already own for $940 in cash.  The operations of Starwood Ceruzzi are consolidated into the accounts of the Company from the date of acquisition.

(4)                                  On November 18, 2004, the Company’s investment in Americold was consolidated into the accounts of the Company.  See page 74 for further details.

(5)                                  On August 11, 2005, the Company’s $23,500 preferred equity investment to the Monmouth Mall with a yield of 14% was replaced with $10,000 of new preferred equity with a yield of 9.5%.  In connection with this transaction the venture paid to the Company a prepayment penalty of $4,346, of which $2,173 (after the Company’s 50% share of the venture’s expense) was recognized as income from partially-owned entities in the three months ended September 30, 2005.

(6)                                  The three months ended September 30 2005 includes (i) $7,992 for the Company’s share of losses on the early extinguishment of debt and write-off of related deferred financing costs, (ii) $2,586 for the Company’s share of impairment losses, partially offset by (iii) $3,509 for the Company’s share of net gains on sale of real estate.  The three months ended September 30, 2004 includes $759 for the Company’s share of impairment losses.

Interest and Other Investment (Expense) Income

         Interest and other investment (expense) income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was a net expense of $35,660,000 for the three months ended September 30, 2005, compared to income of $17,813,000 in the prior year’s quarter, a decrease of $53,473,000.  This decrease resulted primarily from:

(Amounts in thousands)

Expense from the mark-to-market of Sears Holdings derivative position at September 30, 2005	$66,627
Income from the mark-to-market of 5.7 million GMH warrants at September 30, 2005	(5,250)
Income from the mark-to-market of McDonalds derivative position at September 30, 2005	(9,859)
Interest income on the Company’s mezzanine loans to Charles Square in November 2004, Riley Holdco Corp. in February 2005, Roney Palace in February 2005 and The Sheffield in April 2005	(8,123)
Interest income on the Company’s General Motors Building Mezzanine loans in 2004 which were repaid in January 2005	6,781
Interest income on $159,000 commitment to GMH in 2004, which was satisfied in November 2004	5,527
Interest income on the mezzanine loan to Extended Stay America, which was repaid in May 2005	1,481
Other, net — primarily due to interest earned on higher average cash balances	(3,711)
$53,473

Interest and Debt Expense

         Interest and debt expense was $88,391,000 for the three months ended September 30, 2005, compared to $61,101,000 in the prior year’s quarter, an increase of $27,290,000.  This increase resulted primarily from (i) $14,161,000 resulting from the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004 versus accounting for the investment on the equity method prior, (ii) $7,625,000 from an increase in the weighted average interest rate on variable rate of debt of 274 basis points and (iii) $5,094,000 of interest expense on the Company’s $500,000,000 exchangeable senior debentures issued in March 2005.

Net Gains on Disposition of Wholly-Owned and Partially-Owned Assets Other than Depreciable Real Estate

         Net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $13,448,000 for the three months ended September 30, 2005 are net gains on sales of marketable equity securities, including a $9,017,000 net gain on sale of Prime Group Realty Trust common shares.

Minority Interest of Partially-Owned Entities

         Minority interest was $768,000 of expense for the three months ended September 30, 2005, compared to $33,000 of income for the prior year’s quarter, a change of $801,000.  This change resulted primarily from the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004 versus accounting for the investment on the equity method in the prior year.

(Loss) Income From Discontinued Operations

         In 2004, the Company classified Arlington Plaza, an office property located in Arlington, Virginia as a discontinued operation and reported revenues and expenses related to the property as discontinued operations and classified the related assets and liabilities as assets and liabilities held for sale for all periods presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as subsequently amended by Form 10-K/A.  On June 30, 2005, the Company made a decision not to sell Arlington Plaza and, accordingly, reclassified the related assets and liabilities and revenues and expenses back into continuing operations for all periods presented.

         The combined results of operations of the assets related to discontinued operations for the three months ended September 30, 2005 and 2004 include the operating results of the assets related to discontinued operations (Vineland and 400 North LaSalle, which was sold on April 21, 2005), as well as the Company’s Dundalk, Maryland retail property sold on August 12, 2004.

(Amounts in thousands)	For The Three Months Ended September 30,
	2005	2004
Total revenues	$—	$1,787
Total expenses	22	1,752
Net (loss) income	(22)	35
Gain on sale of Dundalk	—	9,850
(Loss) income from discontinued operations	$(22)	$9,885

Limited Partners’ Interest in the Operating Partnership

         Limited partners’ interest in the Operating Partnership was $3,342,000 for the three months ended September 30, 2005 compared to $16,116,000 for the prior year’s quarter, a decrease of $12,774,000.  This decrease results primarily from lower net income subject to allocation to the minority limited partners, partially offset by a lower minority ownership interest due to the conversion of Class A operating partnership units into common shares of the Company subsequent to September 30, 2004.

Perpetual Preferred Unit Distributions of the Operating Partnership

         Perpetual preferred unit distributions of the Operating Partnership were $27,215,000 for the three months ended September 30, 2005, compared to $17,334,000 for the prior year’s quarter, an increase of $9,881,000.  This increase resulted primarily from (i) a $16,067,000 write-off of the issuance costs of the preferred units redeemed in the third quarter of 2005, (ii) distributions to holders of the 7.20% Series D-11 and 6.55% D-12 preferred units issued in May and December 2004, partially offset by the redemption of (i) $80,000,000 of the Company’s 8.25% Series D-3 preferred units in January 2005, (ii) $245,000,000 of the Company’s 8.25% Series D-3 and D-4 preferred units in July 2005 and (iii) $342,000,000 of the Company’s 8.25% Series D-5 and D-7 preferred units in September 2005.

EBITDA by Segment

         Below are the details of the changes in EBITDA by segment for the three months ended September 30, 2005 from the three months ended September 30, 2004.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics		Toys	Other

Three months ended September 30, 2004	$263,759	$162,595		$52,950	$32,898		$19,191		$—	$(3,875)
2005 Operations:
Same store operations(1)		(3,104)		1,895	(480)		—		—
Acquisitions, dispositions and non-same store income and expenses		(8,547)		1,946	624		57		6,389
Three months ended September 30, 2005	$227,592	$150,944		$56,791	$33,042		$19,248		$6,389	$(38,822)
% (decrease) increase in same store operations		(2.1	)%(2)	5.0%	(1.6	)%(3)	N/A	(4)	N/A

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)          EBITDA and the same store percentage increase (decrease) were $80,615 and 2.8% for the New York portfolio and $70,329 and (7.4%) for the Washington DC portfolio.

(3)          EBITDA and the same store percentage decrease reflect an $800 decrease in EBITDA from the July Chicago Gift show.

(4)          Not comparable because prior to November 4, 2004 (date the operations of AmeriCold Logistics were combined with Americold), the Company reflected its equity in the rent Americold received from AmeriCold Logistics.  Subsequent thereto, the Company reflects its equity in the operations of the combined company.  See page 74 for condensed pro forma operating results of Americold for the three months ended September 30, 2005 and 2004, giving effect to the acquisition of its tenant, AmeriCold Logistics, as if it had occurred on January 1, 2004.

          Reconciliation of Net Income and EBITDA

         Below is a summary of net income and a reconciliation of net income to EBITDA (1) by segment for the nine months ended September 30, 2005 and 2004.

(Amounts in thousands)	For the Nine Months Ended September 30, 2005
	Total	Office (3)	Retail (3)	Merchandise Mart (3)		Temperature Controlled Logistics (4)	Toys(5)	Other (6)
Property rentals	$986,375	$624,712	$147,802	$163,858		$—	$—	$50,003
Straight-line rents:
Contractual rent increases	13,945	8,616	4,400	876		—	—	53
Amortization of free rent	21,368	12,247	1,845	7,276		—	—	—
Amortization of acquired below-market leases, net	9,118	5,347	3,685	—		—	—	86
Total rentals	1,030,806	650,922	157,732	172,010		—	—	50,142
Temperature Controlled Logistics	592,894	—	—	—		592,894	—	—
Tenant expense reimbursements	154,512	84,770	54,884	12,812		—	—	2,046
Fee and other income:
Tenant cleaning fees	23,220	23,220	—	—		—	—	—
Management and leasing fees	10,613	9,848	717	48		—	—	—
Lease termination fees	24,732	6,942	2,399	15,391	(3)	—	—	—
Other	13,632	9,786	204	3,641		—	—	1
Total revenues	1,850,409	785,488	215,936	203,902		592,894	—	52,189
Operating expenses	934,522	300,406	64,629	73,126		461,384	—	34,977
Depreciation and amortization	244,455	125,890	23,961	28,817		55,651	—	10,136
General and administrative	134,614	28,198	11,195	18,423		31,058	—	45,740
Total expenses	1,313,591	454,494	99,785	120,366		548,093	—	90,853
Operating income (loss)	536,818	330,994	116,151	83,536		44,801	—	(38,664)
Income applicable to Alexander’s	42,115	379	522	—		—	—	41,214
Income (loss) from partially-owned entities	19,992	2,763	6,950	476		677	(530) (5)	9,656
Interest and other investment income	135,461	1,098	409	141		1,292	—	132,521
Interest and debt expense	(249,705)	(104,258)	(44,648)	(8,051)		(41,761)	—	(50,987)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	16,936	606	896	—		—	—	15,434
Minority interest of partially- owned entities	962	—	—-	106		786	—	70
Income (loss) from continuing operations	502,579	231,582	80,280	76,208		5,795	(530)	109,244
Income (loss) from discontinued operations	32,484	—	(119)	—		—	—	32,603
Income (loss) before allocation to limited partners	535,063	231,582	80,161	76,208		5,795	(530)	141,847
Limited partners’ interest in the Operating Partnership	(54,512)	—	—	—		—	—	(54,512)
Perpetual preferred unit distributions of the Operating Partnership	(60,908)	—	—	—		—	—	(60,908)
Net income (loss)	419,643	231,582	80,161	76,208		5,795	(530)	26,427
Interest and debt expense(2)	275,321	107,415	50,477	8,724		19,870	4,613	84,222
Depreciation and amortization(2)	243,207	128,578	26,668	29,258		26,559	3,295	28,849
Income taxes	2,969	946	—	1,057		1,466	(989)	489
EBITDA(1)	$941,140	$468,521	$157,306	$115,247		$53,690	$6,389	$139,987

EBITDA includes a net gain on sale of real estate of $31,614, which relates to the Other segment.

See footnotes on page 60.

(Amounts in thousands)	For the Nine Months Ended September 30, 2004
	Total	Office(3)	Retail(3)	Merchandise Mart(3)		Temperature Controlled Logistics(4)	Other(6)
Property rentals	$945,332	$622,567	$118,236	$159,657		$—	$44,872
Straight-line rents:
Contractual rent increases	25,514	19,558	3,724	2,158		—	74
Amortization of free rent	18,757	6,327	8,950	3,487		—	(7)
Amortization of acquired below-market leases, net	11,492	7,959	3,533	—		—	—
Total rentals	1,001,095	656,411	134,443	165,302		—	44,939
Tenant expense reimbursements	141,815	77,161	46,084	16,199		—	2,371
Fee and other income:
Tenant cleaning fees	22,687	22,687	—	—		—	—
Management and leasing fees	13,194	12,223	788	150		—	33
Lease termination fees	13,246	11,419	709	1,118	(3)	—	—
Other	14,699	9,852	858	3,939		—	50
Total revenues	1,206,736	789,753	182,882	186,708		—-	47,393
Operating expenses	457,565	290,500	57,389	74,401		—	35,275
Depreciation and amortization	173,151	117,960	19,279	25,644		—	10,268
General and administrative	90,163	28,536	9,506	15,797		—	36,324
Cost of acquisition not consummated	1,475	—	—	—		—	1,475
Total expenses	722,354	436,996	86,174	115,842		—-	83,342
Operating income (loss)	484,382	352,757	96,708	70,866		—	(35,949)
Income applicable to Alexander’s	4,377	345	494	—		—	3,538
Income (loss) from partially-owned entities	33,642	1,979	(2,234)	481		5,604	27,812
Interest and other investment income	36,665	634	217	83		—	35,731
Interest and debt expense	(176,827)	(98,259)	(44,481)	(8,456)		—	(25,631)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	776	—	—	—		—	776
Minority interest of partially- owned entities	48	—	—-	—-		—-	48
Income from continuing operations	383,063	257,456	50,704	62,974		5,604	6,325
Income from discontinued operations	77,064	—	10,243	—		—	66,821
Income before allocation to limited partners	460,127	257,456	60,947	62,974		5,604	73,146
Limited partners’ interest in the Operating Partnership	(55,584)	—	—	—		—	(55,584)
Perpetual preferred unit distributions of the Operating Partnership	(51,580)	—	—	—		—	(51,580)
Net income (loss)	352,963	257,456	60,947	62,974		5,604	(34,018)
Interest and debt expense(2)	234,815	101,129	46,798	9,141		23,011	54,736
Depreciation and amortization(2)	218,602	120,204	21,793	26,045		25,966	24,594
Income taxes	835	293	—	279		—	263
EBITDA(1)	$807,215	$479,082	$129,538	$98,439		$54,581	$45,575

EBITDA includes net gain on sale of real estate of $75,755, of which $65,905 relates to the Other segment and $9,850 relates to the Retail segment.

See footnotes on the following page.

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

(4)          Operating results for the nine months ended September 30, 2005 reflect the consolidation of the Company’s investment in Americold on November 18, 2004.  Previously this investment was accounted for under the equity method.  See page 74 for further details.

(5)          Equity in net loss from Toys for the nine months ended September 30, 2005 represents (i) $1,977 for the Company’s share of Toys net loss for Toys’ second quarter ended July 30, 2005 for the period from July 21, 2005 (the date of Toys acquisition by the Company) to July 30, 2005 partially offset by (ii) $1,333 of interest income for the Company’s $150 million share of Toys’ bridge loan and (iii) $114 of management fees.

(6)          Other EBITDA is comprised of:

(Amounts in thousands)	For the Nine Months Ended September 30,
	2005	2004
Newkirk:
Equity in income of MLP(A)	$29,243	$38,585
Interest and other income(B)	7,140	15,646
Alexander’s(C)	60,965	17,070
Hotel Pennsylvania(D)	14,150	7,963
GMH Communities L.P.	5,329	—
Industrial warehouses	4,037	3,803
Student housing	—	1,302
Other investments	698	—
	121,562	84,369
Investment income and other	51,869	31,328
Perpetual preferred unit distributions of the Operating Partnership	(60,908)	(51,580)
Limited partners’ interest in the Operating Partnership	(54,512)	(55,584)
Corporate general and administrative expenses	(42,617)	(33,366)
Net gain on conversion of Sears common shares and derivative position to Sears Holdings common shares and derivative position	86,094	—
Expense from mark-to-market of Sears Holdings derivative position	(20,868)	—
Income from the mark-to-market of McDonalds derivative position	9,859	—
Net gain on disposition of Prime Group common shares	9,017	—
Income from mark-to-market of GMH Communities L.P. warrants	7,813	—
Discontinued operations:
Palisades (including $65,905 net gain on sale)	—	69,704
400 North LaSalle (including $31,614 net gain on sale)	32,678	704
	$139,987	$45,575

(A)            The nine months ended September 30 2005, includes (i) $7,992 for the Company’s share of losses on the early extinguishment of debt and write-off of related deferred financing costs, (ii) $6,602 for the Company’s share of impairment losses, partially offset by (iii) $3,723 for the Company’s share of net gains on sale of real estate.  The nine months ended September 30, 2004 includes $2,901 for the Company’s share of impairment losses partially offset by $2,479 for the Company’s share of net gains on sale of real estate.

(B)              The nine months ended September 30 2004 includes income of $7,494, resulting from the exercise of an option by the Company’s joint venture partner to acquire certain MLP units held by the Company.  These MLP units were issued to the Company on behalf of its joint venture partner in exchange for the Company’s operating partnership units as part of the tender offers to acquire certain of the units of the MLP in 1998 and 1999.

(C)              The nine months ended September 30, 2005 includes (i) $28,134 for the Company’s share of Alexander’s net gains on sale of condominiums and income previously deferred in connection therewith and (ii) the Company’s $15,428 share of Alexander’s stock appreciation rights compensation expense.  The nine months ended September 30, 2004 includes (i) the Company’s $20,880 share of Alexander’s stock appreciation rights compensation expense, (ii) the Company’s $1,010 share of Alexander’s loss on early extinguishment of debt and (iii) the Company’s $1,274 share of a gain on sale of land parcel.

(D)             Average occupancy and REVPAR were 82.9% and $99.31 for the nine months ended September 30, 2005 compared to 76.9% and $71.80 for the prior year’s nine months.

Results of Operations

Revenues

         The Company’s revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $1,850,409,000 for the nine months ended September 30, 2005, compared to $1,206,736,000 in the prior year’s nine months, an increase of $643,673,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Other
Property rentals:
Increase (decrease) due to:
Acquisitions:
So. California supermarkets	July 2004	$3,044	$—		$3,044	$—		$—	$—
Westbury Retail Condominium	May 2005	2,609	—		2,609	—		—	—
Marriot Hotel	July 2004	2,386	2,386		—	—		—	—
Bowen Building	June 2005	2,382	2,382		—	—		—	—
Burnside Plaza Shopping Center	December 2004	1,506	—		1,506	—		—	—
Lodi Shopping Center	November 2004	1,394	—		1,394	—		—	—
Rockville Town Center	March 2005	1,271	—		1,271	—		—	—
386 and 387 W. Broadway	December 2004	1,195	—		1,195	—		—	—
99-01 Queens Boulevard	August 2004	1,045	—		1,045	—		—	—
East 66th Street	July 2005	1,302	—		798	—		—	504
25 W. 14th Street	March 2004	632	—		632	—		—	—
H Street	July 2005	497	497		—	—		—	—
Forest Plaza Shopping Center	February 2004	254	—		254	—		—	—
Other		1,279	—		1,279	—		—	—
Development/Redevelopment:
Crystal Plaza 2, 3 and 4 — taken out of service		(10,668)	(10,668)		—	—		—	—
4 Union Square South — placed into service		4,042	—		4,042	—		—	—
7 West 34th Street — conversion from office space to showroom space		(2,066)	—		—	(2,066)		—	—
Bergen Mall — taken out of service		(1,067)	—		(1,067)	—		—	—
Crystal Drive Retail — placed into service		814	814		—	—		—	—
715 Lexington Avenue — placed into service		130	—		130	—		—	—
Amortization of acquired below market leases, net		(2,374)	(2,612)		152	—		—	86
Operations:
Hotel activity		7,998	—		—	—		—	7,998 (1)
Trade shows activity		3,364	—		—	3,364	(2)	—	—
Leasing activity - see page 44 for details		8,742	1,712	(3)	5,005	5,410		—	(3,385)
Total increase (decrease) in property rentals		29,711	(5,489)		23,289	6,708		—	5,203
Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development		2,223	1,098		2,629	(1,504)		—	—
Operations		10,474	6,511		6,171	(1,883	)(4)	—	(325)
Total increase (decrease) in tenant expense reimbursements		12,697	7,609		8,800	(3,387)		—	(325)
Temperature Controlled Logistics (effect of consolidating Americold from November 18, 2004 vs. equity method prior)		592,894	—		—	—		592,894	—
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income		11,486	(4,477	)(5)	1,690	14,273	(6)	—	—
Management and leasing fees		(2,573)	(2,375	)(7)	(96)	(102)		—	—
BMS Cleaning fees		533	533		—	—		—	—
Other		(1,075)	(66)		(629)	(298)		—	(82)
Total increase (decrease) in fee and other income		8,371	(6,385)		965	13,873		—	(82)
Total increase (decrease) in revenues		$643,673	$(4,265)		$33,054	$17,194		$592,894	$4,796

See notes on following page.

Notes to preceding tabular information:

(1)                      Average occupancy and REVPAR were 82.9% and $99.31 for the nine months ended September 30, 2005 compared to 76.9% and $71.80 for the prior year’s nine months.

(2)                      Results primarily from the timing of revenue recognized for a major tradeshow (NeoCon East), which was held in the third quarter of 2005 versus the fourth quarter of 2004.

(3)                      Results primarily from a $15,688 increase in New York Office rental income resulting from 2004 and 2005 leasing activity, partially offset by a $2,826 write off of straight-line rent in connection with the MONY lease termination at 1740 Broadway this year and an $11,150 decrease in Washington, DC Office rental income due to the Patent and Trade Office leases expiring.

(4)                      Results primarily from the true-up of 2004 estimated real estate tax and CAM expense reimbursement billings and the loss of Chicago Transit Authority at the Merchandise Mart in November 2004.

(5)                      Results primarily from lease termination income of $9,324 from the Company’s 888 Seventh Avenue and 909 Third Avenue office properties in last year’s nine months, partially offset by $6,176 of termination fee income received from MONY Life Insurance at 1740 Broadway this year.

(6)                      Results primarily from lease termination income of $13,362 received from HIP at 7 West 34th Street in January 2005.

(7)                      Results primarily from exiting the Washington, DC third party representation business in 2004.

Expenses

The Company’s expenses, which include operating, depreciation and amortization and general and administrative expenses, were $1,313,591,000 for the nine months ended September 30, 2005, compared to $722,354,000 in the prior year’s nine months, an increase of $591,237,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total	Office	Retail		Merchandise Mart		Temperature Controlled Logistics	Other
Operating:
Increase (decrease) due to:
Americold—effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		$461,384	$—	$—		$—		$461,384	$—
Acquisitions:
Bowen Building	June 2005	908	908	—		—		—	—
Burnside Plaza Shopping Center	December 2004	759	—	759		—		—	—
Westbury Retail Condominium	May 2005	526	—	526		—		—	—
Lodi Shopping Center	November 2004	401	—	401		—		—	—
H Street	July 2005	315	315	—		—		—	—
99-01 Queens Boulevard	August 2004	287	—	287		—		—	—
Rockville Town Center	March 2005	280	—	280		—		—	—
386 and 387 W. Broadway	December 2004	228	—	228		—		—	—
Forest Plaza Shopping Center	February 2004	122	—	122		—		—	—
So. California supermarkets	July 2004	121	—	121		—		—	—
40 East 66th Street	July 2005	381	—	107		—		—	274
25 W. 14th Street	March 2004	87	—	87		—		—	—
Other		748	—	748		—		—	—
Development/Redevelopment:
Crystal Plaza 2, 3 and 4—taken out of service		(2,265)	(2,265)	—		—		—	—
4 Union Square South - placed into service		1,344	—	1,344		—		—	—
Bergen Mall—taken out of service		(1,205)	—	(1,205)		—		—	—
7 West 34th Street—conversion from office space to showroom space		1,105	—	—		1,105		—	—
Crystal Drive Retail - placed into service		306	306	—		—		—	—
715 Lexington Avenue - placed into service		298	—	298		—		—	—
Hotel activity		1,476	—	—		—		—	1,476
Trade shows activity		1,005	—	—		1,005		—	—
Operations		8,346	10,642 (1)	3,137	(2)	(3,385	(3)	—	(2,048)

Total increase (decrease) in operating expenses		476,957	9,906	7,240		(1,275)		461,384	(298)

Depreciation and amortization:
Increase (decrease) due to:
Americold—effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		55,651	—	—		—		55,651	—
Acquisitions/development		6,961	1,279	4,783		899		—	—
Operations		8,692	6,651	(101)		2,274	(4)	—	(132)
Total increase (decrease) in depreciation and amortization		71,304	7,930	4,682		3,173		55,651	(132)

General and administrative:
Increase (decrease) due to:
Americold—effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		31,058	—	—		—		31,058	—
Acquisitions/development		603	386	—		217		—	—
Operations		12,790	(724)	1,689	(5)	2,409	(6)	—	9,416	(7)
Total increase (decrease) in general and administrative		44,451	(338)	1,689		2,626		31,058	9,416
Costs of acquisitions not consummated		(1,475)	—-	—		—		—	(1,475	)(8)
Total increase in expenses		$591,237	$17,498	$13,611		$4,524		$548,093	$7,511

See notes on following page.

Notes to preceding tabular information:

(1)                      Results from increases in New York Office operating expenses, including $5,407 in real estate taxes and $5,506 in utility costs.

(2)                      This increase is partially due to a bad debt recovery in 2004 of $1,171 related to former K-Mart leases.

(3)                      Results primarily from lower real estate taxes based on the finalization of 2004 taxes in September 2005.

(4)                      Results primarily from additions to buildings and improvements during 2004.

(5)                      Results primarily from an increase in payroll and benefits.

(6)                      Results primarily from (i) $779 of higher income tax expense, (ii) $401 for a write-off of pre-acquisition costs, (iii) $359 for costs incurred in connection with a tenant escalation dispute settled in favor of the Company and (iv) $330 of an increase in payroll and benefits.

(7)                      Results primarily from a $5,645 increase in payroll and benefits and a $978 increase in charitable contributions.

(8)                      Costs expensed in the prior year as a result of an acquisition not consummated.

Income Applicable to Alexander’s

         Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $42,115,000 for the nine months ended September 30, 2005, compared to $4,377,000 for the prior year’s quarter, an increase of $37,738,000.  The increase is primarily due to (i) $28,134,000 for the Company’s share of Alexander’s after-tax net gain on sale of condominiums in the current year, (ii) $5,452,000 for the Company’s share of the decrease in Alexander’s stock appreciation rights compensation (“SAR”), (iii) a $2,860,000 increase in development and guarantee fees, (iv) income from Alexander’s 731 Lexington Avenue property which was placed into service subsequent to the third quarter of 2004, partially offset by (iv) $1,274,000 for the Company’s share of a gain on sale of land parcel in the prior year’s quarter and (v) a $615,000 decrease in interest income on the Company’s loans to Alexander’s which were repaid in July 2005.

Income from Partially-Owned Entities

         Below are the details of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the nine months ended September 30, 2005 and 2004:

(Amounts in thousands)	Total	Monmouth Mall	Toys (1)	Newkirk MLP	GMH	Beverly Connection (2)	Starwood Ceruzzi Joint Venture (3)	Partially Owned Office Buildings	Temperature Controlled Logistics (4)	Other
For the nine months ended:
September 30, 2005 :
Revenues		$18,689	$238,000	$175,963	$127,404	$3,986	$1,312	$107,096
Expenses:
Operating, general and administrative and costs of good sold		(7,839)	(223,000)	(5,332)	(85,060)	(3,231)	(2,020)	(41,768)
Depreciation		(3,484)	(10,000)	(44,128)	(18,734)	(653)	(470)	(17,230)
Interest expense		(6,532)	(14,000)	(52,342)	(15,469)	(3,888)	—	(27,638)
Other, net		(6,461)	3,000	(40,742)	—	(1,435)	(8)	(332)
Net (loss) income		$(5,627)	$(6,000)	$33,419	$8,141	$(5,221)	$(1,186)	$20,128

Company’s interest		50%	32.95%	22.53%	12.22%	50%	80%	14.2%
Equity in net income (loss)	$4,306	$(2,813)	$(1,977)	$7,174	$995	$(2,611)	$(949)	$2,861		$1,626
Interest and other income	14,180	6,632	1,333	923	—	4,277	—	(99)		1,114
Fee income	1,506	792	114	—	—	600	—	—		—
Income (loss) from partially-owned entities	$19,992	$4,611 (5)	$(530)	$8,097 (6)	$995	$2,266	$(949)	$2,762	N/A (4)	$2,740

September 30, 2004:
Revenues		$17,958		$178,801			$1,112	$87,814	$84,628
Expenses:
Operating, general and administrative and costs of good sold		(6,972)		(20,621)			(2,391)	(36,692)	(5,199)
Depreciation		(4,238)		(34,548)			(494)	(14,570)	(42,196)
Interest expense		(4,635)		(60,766)			—	(24,336)	(38,351)
Other, net		(2,429)		43,447			(4,791)	1,919	3,063
Net income (loss)		$(316)		$106,313			$(6,564)	$14,135	$1,945

Company’s interest		50%		22.3%			80%	15.2%	60%
Equity in net income (loss)	$15,610	$(158)		$17,049			$(5,251)	$2,151	$1,167	$652
Interest and other income	13,142	2,468		10,557			—	(172)	289	—
Fee income	4,890	742		—			—	—	4,148	—
Income (loss) from partially-owned entities	$33,642	$3,052	$ N/A	$27,606 (6)	$ N/A	$ N/A	$(5,251 (7)	$1,979	$5,604 (4)	$652
(Decrease) increase in income of partially-owned entities	$(13,650)	$1,559 (5)	$(530)	$(19,509 (6)	$995	$2,266	$4,302 (7)	$783	$(5,604 (4)	$2,088

See notes on following page.

Notes to preceding tabular information:

(1)                      See page 39 for details.

(2)                      See page 38 for details.

(3)                      On August 8, 2005, the Company acquired the remaining 20% of Starwood Ceruzzi it did not already own for $940 in cash.

(4)                      On November 18, 2004, the Company’s investment in Americold was consolidated into the accounts of the Company.  See page 74 for further details.

(5)                      On August 11, 2005, the Company’s $23,500 preferred equity investment to the Monmouth Mall with a yield of 14% was replaced with $10,000 of new preferred equity with a yield of 9.5%.  In connection with this transaction the venture paid to the Company a prepayment penalty of $4,346, of which $2,173 (after the Company’s 50% share of the venture’s expense) was recognized as income from partially-owned entities in the nine months ended September 30, 2005.

(6)                      The nine months ended September 30, 2005 includes (i) $7,992 for the Company’s share of losses on the early extinguishment of debt and write-off of related deferred financing costs, (ii) $6,602 for the Company’s share of impairment losses, partially offset by (iii) $3,723 for the Company’s share of net gains on sale of real estate.  The nine months ended September 30, 2004 includes (i) a net gain of $7,494 resulting from the exercise of an option by the Company’s joint venture partner to acquire certain MLP units held by the Company, (ii) $2,479 for the Company’s share of net gains on sale of real estate, partially offset by (iii) $2,901 for the Company’s share of impairment losses.

(7)                      The nine months ended September 30, 2004 includes the Company’s $3,833 share of an impairment loss on one of the Starwood Ceruzzi Joint Venture’s properties.

Interest and Other Investment Income

         Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $135,461,000 for the nine months ended September 30, 2005, compared to $36,665,000 in the prior year’s nine months, an increase of $98,796,000.  This increase resulted primarily from:

(Amounts in thousands)

Net gain on conversion of Sears common shares and derivative position to Sears Holding common shares and derivative position, after a $7,265 third-party performance based participation	$86,094
Expense from the mark-to-market of Sears Holding derivative position at September 30, 2005	(20,868)
Income from the mark-to-market of McDonalds derivative position at September 30, 2005	9,859
Interest income on the Company’s mezzanine loans to Charles Square in November 2004, Riley Holdco Corp. in February 2005, Roney Palace in February 2005 and The Sheffield in April 2005	18,787
Income from the mark-to-market of 5.7 million GMH warrants at September 30, 2005	7,813
Interest income on the Company’s General Motors Building Mezzanine loans in 2004 which were repaid in January 2005	(12,388)
Interest income on $159,000 commitment to GMH in 2004, which was satisfied in November 2004	(5,527)
Interest income, including an $830 premium, recognized on repayment of the mezzanine loan to Extended Stay America in May 2005	1,258
Other, net—primarily due to interest earned on higher cash balances at higher average rates	13,768
$98,796

Interest and Debt Expense

         Interest and debt expense was $249,705,000 for the nine months ended September 30, 2005, compared to $176,827,000 in the prior year’s nine months, an increase of $72,878,000.  This increase resulted primarily from (i) $41,761,000 from the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004 versus accounting for the investment on the equity method prior, (ii) $19,269,000 from an increase in the weighted average interest rate on variable rate of debt of 221 basis points and (iii) $10,672,000 of interest expense on the Company’s $500,000,000 exchangeable senior debentures issued in March 2005.

Net gains on Disposition of Wholly-Owned and Partially-Owned Assets Other than Depreciable Real Estate

         Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate was $16,936,000 for the nine months ended September 30, 2005 and consists of $15,467,000 of net gains on sales of marketable equity securities, of which $9,017,000 relates to the disposition of the Prime Group common shares, and $1,469,000 relates to net gains on sale of land parcels.  Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the nine months ended September 30, 2004 represents a $776,000 gain on sale of residential condominiums.

Minority Interest of Partially-Owned Entities

         Minority interest was $962,000 of income for the nine months ended September 30, 2005, compared to $48,000 of income for the prior year’s nine months, a change of $914,000.  This change resulted primarily from the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004 versus accounting for the investment on the equity method in the prior year.

Income From Discontinued Operations

         The combined results of operations of the assets related to discontinued operations for the nine months ended September 30, 2005 and 2004 include the operating results of the assets related to discontinued operations (Vineland and 400 North LaSalle, which was sold on April 21, 2005), as well as the Company’s Palisades Residential Complex sold on June 29, 2004, and Dundalk, Maryland retail property sold on August 12, 2004.

(Amounts in thousands)	For The Nine Months Ended September 30,
	2005	2004
Total revenues	$2,443	$12,669
Total expenses	1,573	11,360
Net income	870	1,309
Gain on sale of Palisades	—	65,905
Gain on sale of 400 N. LaSalle	31,614	—
Gain on sale of Dundalk	—	9,850
Income from discontinued operations	$32,484	$77,064

Limited Partners’ Interest in the Operating Partnership

         Limited partners’ interest in the Operating Partnership was $54,512,000 for the nine months ended September 30, 2005 compared to $55,584,000 for the prior year’s nine months, a decrease of $1,072,000.  This decrease results primarily from a lower minority limited partnership ownership interest due to the conversion of Class A operating partnership units into common shares of the Company subsequent to September 30, 2004, partially offset by higher net income subject to allocation to the minority limited partners.

Perpetual Preferred Unit Distributions of the Operating Partnership

         Perpetual preferred unit distributions of the Operating Partnership were $60,908,000 for the nine months ended September 30, 2005, compared to $51,580,000 for the prior year’s nine months, an increase of $9,328,000.  This increase resulted primarily from (i) a $18,267,000 write-off of the issuance costs of the preferred units redeemed in 2005, (ii) distributions to holders of the 7.20% Series D-11 and 6.55% D-12 units issued in May and December 2004, partially offset by the redemption of (i) $80,000,000 of the Company’s 8.25% Series D-3 preferred units in January 2005, (ii) $245,000,000 of the Company’s 8.25% Series D-3 and D-4 preferred units in July 2005 and (iii) $342,000,000 of the Company’s 8.25% Series D-5 and D-7 preferred units in September 2005.

Changes in EBITDA by Segment

         Below are the details of the changes in EBITDA by segment for the nine months ended September 30, 2005 from the nine months ended September 30, 2004.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics		Toys	Other

Nine months ended September 30, 2004	$807,215	$479,082		$129,538	$98,439		$54,581		$—	$45,575
2005 Operations:
Same store operations(1)		(3,068)		4,786	5,631		—		—
Acquisitions, dispositions and non-same store income and expenses		(7,493)		22,982	11,177	(3)	(891	)(5)	6,389
Nine months ended September 30, 2005	$941,140	$468,521		$157,306	$115,247		$53,690		$6,389	$139,987
% (decrease) increase in same store operations		(0.7	)%(2)	4.4%	6.2	%(4)	N/A	(5)	N/A

(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2) EBITDA and the same store percentage increase (decrease) were $251,133 and 4.1% for the New York portfolio and $217,388 and (5.8%) for the Washington DC portfolio.

(3)    Primarily represents $13,362 of lease termination fee income received from a tenant at 7 West 34th Street, partially offset by $2,462 for the write-off of the tenant’s receivable arising from the straight-lining of rent.  See page 48 for details.

(4)    EBITDA and the same store percentage increase reflect the commencement of leases with WPP Group (228,000 square feet) in the third quarter of 2004 and the Chicago Sun Times (127,000 square feet) in the second quarter of 2004.  The same store percentage increase exclusive of these leases was 1.0%.

(5)    Not comparable because prior to November 4, 2004 (date the operations of AmeriCold Logistics were combined with Americold), the Company reflected its equity in the rent Americold received from AmeriCold Logistics.  Subsequent thereto, the Company reflects its equity in the operations of the combined company.  See page 74 for condensed pro forma operating results of Americold for the nine months ended September 30, 2005 and 2004, giving effect to the acquisition of its tenant, AmeriCold Logistics, as if it had occurred on January 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flows for the Nine Months Ended September 30, 2005

         Cash flows provided by operating activities of $502,850,000 was primarily comprised of (i) net income of $419,643,000, (ii) adjustments for non-cash items of $129,027,000, (iii) distributions of income from partially-owned entities of $31,045,000, partially offset by (iv) the net change in operating assets and liabilities of $76,865,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $252,555,000, (ii) allocation of income to limited partners of the Operating Partnership of $54,512,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $42,641,000, (iv) the write-off of preferred unit issuance costs of $18,267,000, (v) expense from mark-to-market of Sears Holdings derivative position of $20,868,000, partially offset by, (vi) the net gain on conversion of Sears common shares and derivative position to Sears Holdings common shares and derivative position of $86,094,000, (vii) income from mark-to-market of McDonalds derivative position of $9,859,000, (viii) income from mark-to-market of GMH Communities L.P. warrants of $7,813,000, (ix) net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $16,936,000, (x) the effect of straight-lining of rental income of $35,313,000, (xi) equity in net income of partially-owned entities and Alexander’s of $62,107,000 (xii) net gains on sale of real estate of $31,614,000 and (xiii) amortization of acquired below market leases net of above market leases of $9,118,000.

         Net cash used in investing activities of $1,484,059,000 was primarily comprised of (i) investments in notes and mortgage loans receivable of $280,000,000, (ii) capital expenditures of $71,332,000, (iii) development and redevelopment expenditures of $106,814,000, (iv) investments in partially-owned entities of $944,653,000, (v) acquisitions of real estate of $634,933,000, (vi) investments in marketable securities of $225,647,000, (vii) deposits in connection with real estate acquisitions of $15,058,000 partially offset by (viii) proceeds from the sale of real estate of $126,584,000, (ix) distributions of capital from partially-owned entities of $179,483,000, of which $124,000,000 relates to the repayment of the Company’s loan to Alexander’s, (x) repayments on notes and mortgages receivable of $375,000,000, (xi) restricted cash of $46,491,000 and (xii) proceeds from the sale of marketable securities of $66,820,000.

         Net cash provided by financing activities of $776,388,000 was primarily comprised of (i) proceeds from borrowings of $890,000,000, (ii) proceeds from the issuance of common shares of $780,750,000, (iii) proceeds from the issuance of preferred shares and units of $471,673,000, (iv) proceeds of $46,123,000 from the exercise by employees of share options, partially offset by (v) dividends paid on common shares of $302,435,000, (vi) repayments of borrowings of $202,563,000, (vii) redemption of preferred shares and units of $782,000,000, (viii) dividends paid on preferred shares of $22,974,000, and (ix) distributions to minority partners of $93,691,000.

         During 2005 and 2006, $0 and $578,151,000 of the Company’s notes and mortgages payable mature, respectively.  The Company may refinance such loans or choose to repay all or a portion of such loans using existing cash balances or its revolving credit facility.

         Capital expenditures are categorized as follows:

•                  Recurring—capital improvements expended to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases.

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

         Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2005.

(Amounts in thousands)	Total	New York Office	Washington DC	Retail		Merchandise Mart	Other
Capital Expenditures—Accrual basis:
Expenditures to maintain the assets:
Recurring	$21,948	$8,457	$3,905	$(108	)(1)	$9,536	$158
Non-recurring	—	—	—	—		—	—
	21,948	8,457	3,905	(108)		9,536	158
Tenant improvements:
Recurring	59,111	24,037	13,908	3,754		17,412	—
Non-recurring	1,938	—	1,938	—		—	—
	61,049	24,037	15,846	3,754		17,412	—
Total	$82,997	$32,494	$19,751	$3,646		$26,948	$158

Leasing Commissions:
Recurring	$13,547	$6,273	$3,467	$320		$3,487	$—
Non-recurring	294	—	294	—		—	—
	$13,841	$6,273	$3,761	$320		$3,487	$—

Square feet leased	4,692	996	2,030	473		1,193	—

Total Capital Expenditures and Leasing Commissions - Accrual basis	$96,838	$38,767	$23,512	$3,966		$30,435	$158
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	43,963	19,247	17,441	1,818		5,457	—
Expenditures to be made in future periods for the current period	(45,872)	(22,646)	(12,584)	(3,401)		(7,241)	—
Total Capital Expenditures and Leasing Commissions - Cash basis	$94,929	$35,368	$28,369	$2,383		$28,651	$158

Development and Redevelopment Expenditures:
Crystal Plazas (PTO)	$34,412	$—	$34,412	$—		$—	$—
7 West 34th Street	15,894	—	—	—		15,894	—
715 Lexington Avenue	8,267	—	—	8,267		—	—
640 Fifth Avenue	7,004	7,004	—	—		—	—
Bergen Mall	6,255	—	—	6,255		—	—
Farley Building	6,200	6,200	—	—		—	—
Other	28,782	902	1,419	16,620		9,195	646
	$106,814	$14,106	$35,831	$31,142		$25,089	$646

(1)                                  Reflects reimbursements from tenants for expenditures incurred in the prior year.

         Cash Flows for the Nine Months Ended September 30, 2004

                Cash flows provided by operating activities of $478,672,000 was primarily comprised of (i) net income of $352,963,000, (ii) adjustments for non-cash items of $118,649,000, (iii) distributions of income from partially-owned entities of $11,421,000, partially offset by (iv) the net change in operating assets and liabilities of $4,361,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $180,226,000, (ii) allocation of income to limited partners of the Operating Partnership of $55,584,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $51,580,000, partially offset by, (iv) a net gain on sale of real estate of $75,755,000, (v) the effect of straight-lining of rental income of $44,826,000, (vi) equity in net income of partially-owned entities and Alexander’s of $38,019,000 and (vii) amortization of acquired below market leases net of above market leases of $11,492,000.

         Net cash provided by investing activities of $272,202,000 was primarily comprised of (i) investments in mortgage notes receivable of $246,005,000, (ii) capital expenditures of $81,413,000, (iii) development and redevelopment expenditures of $87,798,000, (iv) investments in partially-owned entities of $6,220,000, (v) acquisitions of real estate of $194,399,000 (vi) restricted cash, primarily mortgage escrows of $44,649,000, (vii) investments in marketable securities of $45,509,000 partially offset by, (viii) proceeds from the sale of real estate of $233,347,000, (ix) distributions of capital from partially-owned entities of $161,944,000 and, (x) repayments on notes and mortgages receivable of $38,500,000.

         Net cash used in financing activities of $314,938,000 was primarily comprised of (i) dividends paid on common shares of $282,731,000, (ii) repayments of borrowings of $542,297,000, (iii) redemption of preferred shares and units of $112,467,000, (iv) dividends paid on preferred shares of $13,594,000, and (v) distributions to minority partners of $99,861,000, partially offset by, (vi) proceeds from borrowings of $575,158,000, (vii) proceeds of $106,655,000 from the issuance of preferred shares and units and (viii) proceeds of $54,199,000 from the exercise by employees of share options.

         Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2004.

(Amounts in thousands)	Total		New York Office	Washington DC		Retail	Merchandise Mart	Other
Capital Expenditures—Accrual basis:
Expenditures to maintain the assets:
Recurring	$29,977		$6,529	$7,290		$1,227	$11,267	$3,664
Non-recurring	—		—	—		—	—	—
	29,977		6,529	7,290		1,227	11,267	3,664
Tenant improvements:
Recurring	84,196		32,370	19,470		3,107	29,249	—
Non-recurring	4,140		—	4,140		—	—	—
	88,336		32,370	23,610		3,107	29,249	—
Total	$118,313		$38,899	$30,900		$4,334	$40,516	$3,664

Leasing Commissions:
Recurring	$29,348		$15,390	$5,351		$447	$8,160	$—
Non-recurring	749		—	749		—	—	—
	$30,097		$15,390	$6,100		$447	$8,160	$—

Square feet leased	5,320	(1)	1,239	1,995	(1)	840	1,246	—

Total Capital Expenditures and Leasing Commissions—Accrual basis	$148,410		$54,289	$37,000		$4,781	$48,676	$3,664
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	46,373		19,345	21,990		1,542	3,496	—
Expenditures to be made in future periods for the current period	(78,930)		(35,819)	(20,298)		(3,221)	(19,592)	—
Total Capital Expenditures and Leasing Commissions—Cash basis	$115,853		$37,815	$38,692		$3,102	$32,580	$3,664

Development and Redevelopment Expenditures:
640 Fifth Avenue	$13,114		$13,114	$—		$—	$—	$—
4 Union Square South	21,495		—	—		21,495	—	—
Crystal Drive—retail	17,596		—	17,596		—	—	—
Other	35,593		599	1,394		18,747	14,156	697
	$87,798		$13,713	$18,990		$40,242	$14,156	$697

(1)                                  Excludes 261 square feet of development space leased during the period.

SUPPLEMENTAL INFORMATION

Three Months Ended September 30, 2005 vs. Three Months Ended June 30, 2005

Below are the details of the changes in EBITDA by segment for the three months ended September 30, 2005 from the three months ended June 30, 2005.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Toys “R” US	Other
EBITDA for the three months ended June 30, 2005	$354,987	$159,547		$52,428	$39,393		$17,255	$ N/A	$86,364
2005 Operations:
Same store operations(1)		(9,931)		160	(6,987)		—	—
Acquisitions, dispositions and other non-same store income and expenses		1,328		4,203	636		1,993	6,389
EBITDA for the three months ended September 30, 2005	$227,592	$150,944		$56,791	$33,042		$19,248	$6,389	$(38,822)
% increase in same store operations		(6.4	)%(2)	0.3%	(18,8	)%(3)	N/A	N/A

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)          Same store percentage decrease was 5.6% for the New York portfolio and 7.3% for the Washington DC portfolio.  These decreases reflect seasonally higher operating expenses, primarily utility costs, in the third quarter, of which $6,206 relates to the New York portfolio and $3,651 relates to the Washington DC portfolio.  The same store operations exclusive of the seasonal increases in utilities increased by 1.8% for the New York portfolio and decreased by 2.2% for the Washington, DC portfolio.

(3)          Primarily due to seasonality of operations as the second and fourth quarters include major trade shows and, therefore have historically been higher than the first and third quarters.

                Below is a reconciliation of net income and EBITDA for the three months ended June 30, 2005.

(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Net income for the three months ended June 30, 2005	$181,082	$80,017	$26,056	$25,896	$1,186	$47,927
Interest and debt expense	91,875	35,598	16,857	2,905	6,640	29,875
Depreciation and amortization	80,788	43,874	9,515	10,052	9,070	8,277
Income taxes	1,242	58	—	540	359	285
EBITDA for the three months ended June 30, 2005	$354,987	$159,547	$52,428	$39,393	$17,255	$86,364

Investment in Americold Realty Trust

         Prior to November 18, 2004, the Company owned a 60% interest in the Vornado Crescent Portland Partnership, which owned Americold, and accounted for its interest under the equity method.  On November 18, 2004 the Company’s investment in Americold was consolidated into the accounts of the Company.  The following is a pro forma presentation of the results of operations of Americold for the three months and nine months ended September 30, 2005 and 2004, giving effect to the acquisition of AmeriCold Logistics as if it had occurred on January 1, 2004.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2005	2004	2005	2004

Revenue	$232,778	$173,756	$592,894	$510,113
Cost applicable to revenue	185,106	139,955	461,384	399,285
Gross margin	47,672	33,801	131,510	110,828
General and administrative expense	12,289	8,039	31,058	26,885
Depreciation and amortization	18,274	17,963	55,651	54,437
Interest expense	14,161	13,054	41,761	38,549
Other (income) expense, net	(843)	1,794	(1,969)	1,924
Net income (loss)	3,791	(7,049)	5,009	(10,697)
Taxes	1,780	(464)	3,082	815
Depreciation and amortization	18,274	17,963	55,651	54,437
Interest expense	14,161	13,054	41,761	38,549
EBITDA	$38,006	$23,504	$105,503	$82,834
Same store percentage increase	24.6%		12.2%

         The Company’s actual share of net income and EBITDA for 2005 and pro forma share for 2004 are as follows.

(Amounts in thousands)
Net income (loss)	$1,804	$(3,354)	$2,383	$(5,090)
EBITDA	$18,083	$11,183	$50,198	$39,412

         Revenue increased by $59,021,000 from the prior year’s quarter and $82,780,000 from the prior year’s nine months.  These increases were primarily due to (i) an increase in Americold’s transportation management services business, of which $43,322,000 relates to the quarter and $55,747,000 relates to the nine months, resulting from both new and existing customers, (ii) an increase in new managed warehouse contracts, net of a contract termination in the fourth quarter of 2004, of which $8,776,000 relates to the quarter and $14,137,000 relates to the nine months and (iii) an increase in handling, storage and accessorial services.

         Gross margin from owned warehouses was $37,682,000, or 31.1%, for the quarter ended September 30, 2005, compared to $37,507,000, or 32.3%, for the quarter ended September 30, 2004, an increase of $175,000.  Gross margin from owned warehouses was $113,947,000, or 33.3%, for the nine months ended September 30, 2005, compared to $109,029,000, or 33.0%, for the nine months ended September 30, 2004, an increase of $4,918,000.  These increases were primarily attributable to higher occupancy and lower operating costs.

         Gross margin from other operations (i.e., transportation, management services and managed warehouses) was $9,990,000 for the quarter ended September 30, 2005, compared to a negative $3,706,000 for the quarter ended September 30, 2004, an increase of $13,696,000. Gross margin from other operations was $17,563,000 for the nine months ended September 30, 2005, compared to $1,799,000 for the nine months ended September 30, 2004, an increase of $15,764,000.  These increases were primarily the result of (i) one-time charges of $7,523,000 in 2004 primarily related to a change in estimate of unbilled transportation revenue, (ii) an increase in business in transportation management services from both new and existing customers and (iii) an increase in margin from new and existing managed warehouse customers.

General and administrative expense increased by $4,251,000 from the prior year’s quarter and $4,174,000 from the prior year’s nine months.  The increase from the prior year’s quarter resulted primarily from an increase in tax and bonus provisions, partially offset by a decrease in other benefits and travel and entertainment expenses.

          Interest expense increased by $1,107,000 from the prior year’s quarter and $3,212,000 from the prior year’s nine months.  These increases were primarily due to higher average debt outstanding as Americold obtained mortgage financing on 28 of its unencumbered properties in February 2004 and higher interest rates.

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

         The calculations of both the numerator and denominator used in the computation of income per share are disclosed in footnote 11—Income Per Share, in the Company’s notes to consolidated financial statements on page 26 of this Quarterly Report on
Form 10-Q.

FFO for the Three and Nine Months Ended September 30, 2005, and 2004

         FFO applicable to common shares plus assumed conversions was $93,272,000, or $.65 per diluted share for the three months ended September 30, 2005, compared to $156,703,000 or $1.18 per diluted share for the prior year’s quarter, a decrease of $63,431,000 or $.53 per share.  FFO applicable to common shares plus assumed conversions was $563,377,000 or $3.95 per diluted share for the nine months ended September 30, 2005, compared to $446,925,000 or $3.41 per diluted share for the prior year’s nine months, an increase of $116,452,000 or $.54 per share.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004

Reconciliation of Net Income to FFO:
Net income	$38,742	$108,523	$419,643	$352,963
Depreciation and amortization of real property	68,164	56,799	200,458	164,931
Net gain on sale of real estate	—	(9,850)	(31,614)	(75,755)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	9,250	13,080	21,837	39,623
Net gain on sale of real estate	(3,509)	(43)	(3,723)	(2,822)
Limited partners’ share of above adjustments	(8,082)	(8,050)	(22,327)	(18,832)
FFO	104,565	160,459	584,274	460,108
Preferred share dividends	(11,519)	(4,022)	(32,290)	(15,569)
FFO applicable to common shares	93,046	156,437	551,984	444,539
Interest on 3.875% exchangeable senior debentures	—	—	10,672	—
Series A convertible preferred share dividends	226	266	721	805
Series E-1 convertible preferred units	—	—	—	1,581
FFO applicable to common shares plus assumed conversions	$93,272	$156,703	$563,377	$446,925

Reconciliation of Weighted Average Shares:
Weighted average common shares outstanding	136,452	126,397	131,682	124,624
Effect of dilutive securities:
Employee stock options and restricted share awards	7,359	5,626	6,784	5,107
3.875% exchangeable senior debentures	—	—	3,713	—
Series A convertible preferred shares	386	454	410	461
Series E-1 convertible preferred units	—	—	—	851
Denominator for diluted FFO per share	144,197	132,477	142,589	131,043

Diluted FFO per share	$.65	$1.18	$3.95	$3.41

                Included in FFO are certain items that affect comparability as detailed below.  Before these items, the three months ended September 30, 2005 is 12.9% lower than the prior year’s three months on a per share basis and the nine months ended September 30, 2005 is 2.0% lower than the prior year’s nine months on a per share basis.

	For the Three Months Ended
	September 30, 2005		September 30, 2004
(Amounts in thousands, except per share amounts)	Amount	Per Share	Amount	Per Share
FFO applicable to common shares plus assumed conversions	$93,272	$.65	$156,703	$1.18

Items that affect comparability:
Expense from mark-to-market of Sears Holdings derivative position	$66,627		$—
Write-off of perpetual preferred share and unit issuances costs	16,067		—
Loss on early extinguishment of debt of partially-owned entities—Newkirk MLP	7,992		—
Alexander’s stock appreciation rights compensation expense	5,961		8,796
Impairment losses of partially-owned entities—Newkirk MLP	2,586		759
Income from mark-to-market of McDonalds derivative position	(9,859)		—
Net gain on disposition of Prime Group common shares	(9,017)		—
Income from mark-to-market of GMH warrants	(5,250)		—
Net gain on sale of Alexander’s condominiums	(1,960)		—
Income from Monmouth Mall prepayment penalty	(2,173)		—
Costs of acquisition not consummated	—		1,475
Gain on sale of land parcels—Alexander’s	—		(1,274)
Limited partners’ share of above adjustments	(9,495)		(1,250)
	$61,479	$.43	$8,506	$.06

	For the Nine Months Ended
	September 30, 2005		September 30, 2004
(Amounts in thousands, except per share amounts)	Amount	Per Share	Amount	Per Share
FFO applicable to common shares plus assumed conversions	$563,377	$3.95	$446,925	$3.41

Items that affect comparability:
Net gain on conversion of Sears common shares and derivative position to Sears Holdings common shares and derivative position	$(86,094)		$—
Net gain on sale of Alexander’s 731 Lexington Avenue condominiums	(28,134)
Income from mark-to-market of McDonalds derivative position	(9,859)		—
Net gain on disposition of Prime Group common shares	(9,017)		—
Income from mark-to-market of GMH warrants	(7,813)
Income from Monmouth Mall prepayment penalty	(2,173)		—
Net gain on sales of land parcels and condominiums	(1,469)		(2,050)
Write-off of perpetual preferred share and unit issuance costs	22,119		3,895
Expense from mark-to-market of Sears Holdings derivative position	20,868		—
Alexander’s stock appreciation rights compensation expense	15,428		20,880
Loss on early extinguishment of debt of partially-owned entities	7,992		1,434
Impairment losses of partially-owned entities	6,602		6,734
Net gain on sale of Newkirk MLP options	—		(7,494)
Costs of acquisition not consummated	—		1,475
Limited partners’ share of above adjustments	7,896		(3,449)
	$(63,654)	$(.45)	$21,425	$.16

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

         As of September 30, 2005, the Company has an interest rate swap as described in footnote 1 to the table below.  In addition, during 2003 the Company purchased two interest rate caps with notional amounts aggregating $295,000,000, and simultaneously sold two interest rate caps with the same aggregate notional amount on substantially the same terms as the caps purchased.  As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to substantially offset one another.  Management may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

         The Company’s exposure to a change in interest rates on its consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

	As at September 30, 2005				As at December 31, 2004
(Amounts in thousands, except per share amounts)	Balance		Weighted Average Interest Rate	Effect of 1% Change In Base Rates	Balance	Weighted Average Interest Rate

Consolidated debt:
Variable rate	$1,135,544	(1)	5.55%	$11,355	$1,114,981	3.45%
Fixed rate	4,580,391		6.16%	—	3,841,530	6.68%
	$5,715,935		6.04%	11,355	$4,956,511	5.95%

Debt of non-consolidated entities:
Variable rate	$1,772,257		6.54%	17,723	$122,007	4.67%
Fixed rate	1,164,156		7.40%	—	547,935	6.73%
	$2,936,413		6.88%	17,723	$669,942	6.36%

Limited partners’ interest in the Operating Partnership				(3,053)

Total change in the Company’s annual net income				$26,025
Per share-diluted				$.18

(1)          Includes $501,258 for the Company’s senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing three month LIBOR rate (4.83% if set on September 30, 2005).  In accordance with SFAS No. 133, as amended, the Company is required to fair value the debt at each reporting period.  At September 30, 2005, the fair value adjustment was $1,507, and is included in the balance of the senior unsecured notes above.

         The fair value of the Company’s debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $13,840,000 at September 30, 2005.

Derivative Instruments

          The Company has the following derivative instruments that do not qualify for hedge accounting treatment:

          As a result of the merger between Sears and Kmart on March 30, 2005, the Company’s derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holding valued at $323,936,000 based on the $130.00 per share closing price on March 30, 2005, the date of the merger, and $146,663,000 of cash.  As a result, the Company recognized a net gain of approximately $58,443,000 based on the fair value of the Company’s derivative position after the exchange of these underlying assets.  Because this derivative position does not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  In the three months ended September 30, 2005, the Company recorded a charge of $66,627,000 from the mark-to-market of this derivative position based on Sears Holding’s September 30, 2005 closing share price of $124.43.  The Company’s net income from the derivative position for the nine months ended September 30, 2005 was $37,575,000.

         During the three months ended September 30, 2005, the Company entered into the McDonalds derivative position.  Because this derivative does not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the position at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  During the quarter ended September 30, 2005, the Company recorded net income of $9,859,000, comprised of $12,090,000 from the mark-to-market of the options on September 30, 2005, based on McDonalds’ closing stock price of $33.49 per share and $2,231,000 for the increase in strike price resulting from the LIBOR charge.

         Under a warrant agreement with GMH Communities L.P., the Company holds 5.8 million warrants to purchase partnership units of GMH at an adjusted exercise price of $8.68 per unit.  Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  In the three and nine months ended September 30, 2005, the Company recorded $5,250,000 and $7,813,000 of income, respectively, from the mark-to-market of these warrants based on GCT’s closing stock price on the NYSE of $14.67 per share on September 30, 2005.

Item 4.   Controls and Procedures

         Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, such disclosure controls and procedures were effective.

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

Stop & Shop

         On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated.  Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze the Company’s right to re-allocate which effectively terminated the Company’s right to collect the additional rent from Stop & Shop.  On March 3, 2003, after the Company moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint.  On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint.  The Company removed the action to the United States District Court for the Southern District of New York.  In January 2005 that court remanded the action to the New York Supreme Court.  On February 14, 2005, the Company served an answer in which it asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.  On May 17, 2005, the Company filed a motion for summary judgment.  On July 15, 2005, Stop & Shop opposed the Company’s motion and filed a cross-motion for summary judgment.  On September 29, 2005, the Court stayed discovery pending its decision.  The Company intends to pursue its claims against Stop & Shop vigorously.

H Street Building Corporation (“H Street”)

         On July 22, 2005, these two corporations filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that the Company encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships.  The complaint seeks an unspecified amount of damages and a rescission of the Company’s acquisition of H Street.   In addition, on July 29, 2005, a tenant under a ground lease with one of these corporations brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the Company’s acquisition of H Street violated a provision giving them a right of first offer and on that basis seeks a rescission of the Company’s acquisition and the right to acquire H Street for the price paid by the Company.   On September 12, 2005, the Company commenced filed a complaint against each of these corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages.   The Company believes that the actions filed against the Company are without merit and that it will ultimately be successful in defending against them.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 5.    Other Information

         On October 27, 2005, the Board of Trustees of the Company approved an increase in the annual Trustee fees, effective January 1, 2006, to the following amounts:

Members of the Board of Trustees, other than officers of the Company:
Cash	$60,000
Value of restricted stock or deferred compensation units	30,000
Audit committee chairperson	50,000
Audit committee member	25,000
Chairperson of any other committee, except the Executive Committee	10,000
Member of any other committee, except the Executive Committee	5,000
Meeting fee	1,000

Item 6.    Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: November 1, 2005	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President -Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Exhibit No.		EXHIBIT INDEX
3.1	—

Amended and Restated Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 16, 1993—Incorporated by reference to Exhibit 3(a) to Vornado Realty Trust’s Registration Statement on Form S-4/A (File No. 33-60286), filed on April 15, 1993

*
3.2	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on May 23, 1996—Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

*
3.3	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 3, 1997—Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

*
3.4	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997—Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*
3.5	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998—Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*
3.6	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on November 24, 1999—Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*
3.7	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 20, 2000—Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*
3.8	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on September 14, 2000—Incorporated by reference to Exhibit 4.6 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*
3.9	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, dated May 31, 2002, as filed with the State Department of Assessments and Taxation of Maryland on June 13, 2002—Incorporated by reference to Exhibit 3.9 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*
3.10	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, dated June 6, 2002, as filed with the State Department of Assessments and Taxation of Maryland on June 13, 2002—Incorporated by reference to Exhibit 3.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

*              Incorporated by reference.

3.11	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, dated December 16, 2004, as filed with the State Department of Assessments and Taxation of Maryland on December 16, 2004—Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 21, 2004

*
3.12	—

Articles Supplementary Classifying Vornado Realty Trust’s $3.25 Series A Convertible Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share—Incorporated by reference to Exhibit 3.11 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*
3.13	—

Articles Supplementary Classifying Vornado Realty Trust’s $3.25 Series A Convertible Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, as filed with the State Department of Assessments and Taxation of Maryland on December 15, 1997—Incorporated by reference to Exhibit 3.10 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

*
3.14	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-6 8.25% Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, as filed with the State Department of Assessments and Taxation of Maryland on May 1, 2000—Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed May 19, 2000

*
3.15	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-8 8.25% Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share—Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 28, 2000

*
3.16	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-9 8.75% Preferred Shares, liquidation preference $25.00 per share, as filed with the State Department of Assessments and Taxation of Maryland on September 25, 2001—Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*
3.17	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-10 7.00% Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, as filed with the State Department of Assessments and Taxation of Maryland on November 17, 2003—Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 18, 2003

*
3.18	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-11 7.20% Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 2004—Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004

*
3.19	—

Articles Supplementary Classifying Vornado Realty Trust’s 7.00% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share—Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on August 20, 2004

*
3.20	—

Articles Supplementary Classifying Vornado Realty Trust’s 6.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share—Incorporated by reference to Exhibit 3.28 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on November 17, 2004

*

*              Incorporated by reference.

3.21	—

Articles Supplementary Classifying Vornado Realty Trust’s 6.55% Series D-12 Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share—Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 21, 2004

*
3.22	—

Articles Supplementary Classifying Vornado Realty Trust’s 6.625% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share—Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 21, 2004

*
3.23	—

Articles Supplementary Classifying Vornado Realty Trust’s 6.750% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value—Incorporated by reference to Exhibit 3.32 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on June 16, 2005

*
3.24	—

Articles Supplementary Classifying Vornado Realty Trust’s 6.625% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value—Incorporated by reference to Exhibit 3.33 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on August 30, 2005

*
3.25	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-14 6.75% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share—Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on September 14, 2005

*
3.26	—

Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000—Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*
3.27	—

Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of October 20, 1997 (the “Partnership Agreement”)—Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*
3.28	—

Amendment to the Partnership Agreement, dated as of December 16, 1997—Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*
3.29	—

Second Amendment to the Partnership Agreement, dated as of April 1, 1998—Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998

*
3.30	—

Third Amendment to the Partnership Agreement, dated as of November 12, 1998—Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 30, 1998

*
3.31	—

Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998—Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on February 9, 1999

*
3.32	—

Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999—Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on March 17, 1999

*

*              Incorporated by reference.

3.33	—

Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999—Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999

*
3.34	—

Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999—Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999

*
3.35	—

Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999—Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999

*
3.36	—

Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999—Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999

*
3.37	—

Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999—Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999

*
3.38	—

Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999—Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 23, 1999

*
3.39	—

Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000—Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on May 19, 2000

*
3.40	—

Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000—Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 16, 2000

*
3.41	—

Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000—Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 28, 2000

*
3.42	—

Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000—Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*
3.43	—

Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001—Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*
3.44	—

Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001—Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*
3.45	—

Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002—Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 001-11954), filed on March 18, 2002

*

*              Incorporated by reference.

3.46	—

Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002—Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*
3.47	—

Twentieth Amendment to the Partnership Agreement, dated April 9, 2003—Incorporated by reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*
3.48	—

Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003—Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

*
3.49	—

Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003—Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No 001-11954), filed on March 3, 2004

*
3.50	—

Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004—Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004

*
3.51	—

Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004—Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005

*
3.52	—

Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004—Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005

*
3.53	—

Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004—Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

*
3.54	—

Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004—Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

*
3.55	—

Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004—Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on January 4, 2005

*
3.56	—

Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005—Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 21, 2005

*
3.57	—

Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005—Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 1, 2005

*
3.58	—

Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005—Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 14, 2005

*

*              Incorporated by reference.

4.1	—

Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, LaSalle Bank National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc.—Incorporated by reference to Exhibit 10.48 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*
4.2	—

Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New York, as Trustee—Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 24, 2002

*
4.3	—

Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of New York, as Trustee—Incorporated by reference to Exhibit 4.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*

Certain instruments defining the rights of holders of long-term debt securities of Vornado Realty Trust and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Vornado Realty Trust hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

10.1**	—	Vornado Realty Trust’s 1993 Omnibus Share Plan—Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 331-09159), filed on July 30, 1996	*
10.2**	—

Vornado Realty Trust’s 1993 Omnibus Share Plan, as amended—Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-29011), filed on June 12, 1997

*
10.3	—

Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of May 1, 1992—Incorporated by reference to Vornado, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992

*
10.4**	—	Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 2001, as Amended
10.5**	—

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996—Incorporated by reference to Exhibit 10(C)(3) to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11954), filed March 13, 1997

*
10.6	—

Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992—Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*
10.7	—

Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992—Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*
10.8	—

Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992—Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.9	—

Real Estate Retention Agreement between Vornado, Inc., Keen Realty Consultants, Inc. and Alexander’s, Inc., dated as of July 20, 1992—Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*
10.10	—

Amendment to Real Estate Retention Agreement between Vornado, Inc., Keen Realty Consultants, Inc. and Alexander’s, Inc., dated February 6, 1995—Incorporated by reference to Exhibit 10(F)(2) to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed March 23, 1995

*
10.11	—

Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re: Alexander’s Retention Agreement—Incorporated by reference to Exhibit 10(F)(2) to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-11954), filed March 24, 1994

*
10.12	—

Management and Development Agreement among Alexander’s Inc. and Vornado Realty Trust, dated as of February 6, 1995—Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed February 21, 1995

*
10.13**	—

Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik Company, L.P. and David R. Greenbaum—Incorporated by reference to Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997

*
10.14	—

Agreement, dated September 28, 1997, between Atlanta Parent Incorporated, Portland Parent Incorporated and Crescent Real Estate Equities, Limited Partnership—Incorporated by reference to Exhibit 99.6 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 8, 1997

*
10.15	—

Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado (as Mortgagee)—Incorporated by reference to Exhibit 10.47 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*
10.16**	—

First Amended and Restated Promissory Note of Steven Roth, dated November 16, 1999—Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*
10.17**	—

Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust—Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*
10.18	—

Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty Trust, Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E. Smith Commercial Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc.—Incorporated by reference to Exhibit 2.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on January 16, 2002

*
10.19	—

Registration Rights Agreement, dated January 1, 2002, between Vornado Realty Trust and the holders of the Units listed on Schedule A thereto—Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.20	—

Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado, Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith Commercial Realty L.L.C.—Incorporated by reference to Exhibit 10.3 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

*
10.21**	—

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002—Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 001-11954), filed on May 1, 2002

*
10.22**	—

First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002—Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*
10.23**	—

Convertible Units Agreement, dated December 2, 1996, between Vornado Realty Trust and Michael D. Fascitelli—Incorporated by reference to Exhibit E of the Employment Agreement, dated December 2, 1996, between Vornado Realty Trust and Michael D. Fascitelli, filed as Exhibit 10(C)(3) to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11954), filed on March 13, 1997

*
10.24**	—

First Amendment, dated June 7, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996—Incorporated by reference to Exhibit 99.3 to Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*
10.25**	—

Second Amendment, dated October 31, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996—Incorporated by reference to Exhibit 99.4 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*
10.26**	—

2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002—Incorporated by reference to Exhibit 99.7 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*
10.27**	—

First Amendment, dated October 31, 2002, to the 2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002—Incorporated by reference to Exhibit 99.8 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*
10.28**	—

First Amendment, dated October 31, 2002, to the Registration Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996—Incorporated by reference to Exhibit 99.9 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*
10.29**	—

Trust Agreement between Vornado Realty Trust and Chase Manhattan Bank, dated December 2, 1996—Incorporated by reference to Exhibit 99.10 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*
10.30**	—

First Amendment, dated September 17, 2002, to the Trust Agreement between Vornado Realty Trust and The Chase Manhattan Bank, dated December 2, 1996—Incorporated by reference to Exhibit 99.11 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*
10.31	—

Registration Rights Agreement, dated as of July 23, 1998, by and between Vornado Realty Trust and Gould Investors, L.P.—Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-102217), filed on December 26, 2002

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.32	—

Registration Rights Agreement, dated as of July 21, 1999, by and between Vornado Realty Trust and the holders of Units listed on Schedule A thereto—Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-102217), filed on December 26, 2002

*
10.33	—

Form of Registration Rights Agreement between Vornado Realty Trust and the holders of Units listed on Schedule A thereto—Incorporated by reference to Exhibit 10.3 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-102217), filed on December 26, 2002

*
10.34	—

Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty L.P.—Incorporated by reference to Exhibit 10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*
10.35	—

59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC—Incorporated by reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*
10.36	—

Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.—Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*
10.37	—

59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Residential LLC, 731 Commercial LLC and Vornado Management Corp.—Incorporated by reference to Exhibit 10(i)(F)(2) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*
10.38	—

Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty Trust and Steven Roth dated December 29, 1992—Incorporated by reference to Exhibit 5 of Interstate Properties’ Schedule 13D/A dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002

*
10.39**	—	Vornado Realty Trust’s 2002 Omnibus Share Plan—Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-102216) filed December 26, 2002	*
10.40**	—

First Amended and Restated Promissory Note from Michael D. Fascitelli to Vornado Realty Trust, dated December 17, 2001—Incorporated by reference to Exhibit 10.59 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*
10.41**	—

Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002—Incorporated by reference to Exhibit 10.60 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.42**	—

Employment Agreement between Vornado Realty Trust and Mitchell Schear, dated April 9, 2003—Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Quarterly Report on form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003

*
10.43	—

Revolving Credit Agreement, dated as of July 2, 2003 among Vornado Realty L.P., as Borrower, Vornado Realty Trust, as General Partner, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents, Deutsche Bank Trust Company Americas and Fleet National Bank, as Documentation Agents, and JPMorgan Securities Inc. and Bank of America Securities, L.L.C., as Lead Arrangers and Bookrunners—Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003

*
10.44	—

Guaranty of Payment, made as of July 2, 2003, by Vornado Realty Trust, for the benefit of JPMorgan Chase Bank—Incorporated by reference to Exhibit 10.3 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003

*
10.45	—

Registration Rights Agreement, dated as of July 31, 2003, by and between Vornado Realty Trust and the Holders named therein—Incorporated by reference to Exhibit 10.4 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

*
10.46	—

Second Amendment to Registration Rights Agreement, dated as of July 31, 2003, between Vornado Realty Trust and the Holders named therein—Incorporated by reference to Exhibit 10.5 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

*
10.47	—

Registration Rights Agreement by and between Vornado Realty Trust and Bel Holdings LLC dated as of November 17, 2003 — Incorporated by reference to Exhibit 10.68 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004

*
10.48	—

Registration Rights Agreement, dated as of October 7, 2003, by and between Vornado Realty Trust and the Holders named therein — Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Registration Statement on Form S-3/A (File No. 333-120384), filed on December 2, 2004

*
10.49	—

Registration Rights Agreement, dated as of May 27, 2004, by and between Vornado Realty Trust and 2004 Realty Corp. — Incorporated by reference to Exhibit 10.75 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*
10.50	—

Registration Rights Agreement, dated as of December 17, 2004, by and between Vornado Realty Trust and Montebello Realty Corp. 2002 — Incorporated by reference to Exhibit 10.76 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*
10.51**	—

Form of Stock Option Agreement between the Company and certain employees dated as of February 8, 2005 — Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.52**	—

Form of Restricted Stock Agreement between the Company and certain employees — Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*
10.53**	—

Employment Agreement between Vornado Realty Trust and Sandeep Mathrani, dated February 22, 2005 and effective as of January 1, 2005 — Incorporated by reference to Exhibit 10.76 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*
10.54	—

Equity Commitment Letter, dated March 17, 2005, from Vornado Realty, L.P. to Global Toys Acquisition, LLC — Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

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