Form 10-K
period 2005-12-31
VORNADO REALTY TRUST
filed 2006-02-28
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:                             December 31, 2005

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number:                            1-11954

VORNADO REALTY TRUST

(Exact name of Registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:                 (212) 894-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares of beneficial interest, $.04 par value per share	New York Stock Exchange

Series A Convertible Preferred Shares of beneficial interest, no par value	New York Stock Exchange

Cumulative Redeemable Preferred Shares of beneficial interest, no par value:

8.5% Series B	New York Stock Exchange

8.5% Series C	New York Stock Exchange

7.0% Series E	New York Stock Exchange

6.75% Series F	New York Stock Exchange

6.625% Series G	New York Stock Exchange

6.75% Series H	New York Stock Exchange

6.625% Series I	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:          NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. YES  ☒ NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES  ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☐  NO ☒

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust as reflected in the table in Item 12 of this Form 10-K at June 30, 2005 was $8,564,660,000.

As of February 1, 2006, there were 141,265,318 of the registrant’s common shares of beneficial interest outstanding.

Documents Incorporated by Reference

Part III: Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 18, 2006.

(1)                These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2005, portions of which are incorporated by reference herein. See “Executive Officers of the Registrant” on page 52 of this Annual Report on Form 10-K for information relating to executive officers.

FORWARD LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. In addition, references to our budgeted amounts are forward looking statements. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see “Item 1A. Risk Factors” in this annual report on Form 10-K.

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

PART I

ITEM 1.                             BUSINESS

THE COMPANY

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). All references to “We,” “Us,” “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership. Vornado is the sole general partner of, and owned approximately 89.4% of the common limited partnership interest in, the Operating Partnership at December 31, 2005.

The Company currently owns directly or indirectly:

Office Properties:

(i)            all or portions of 111 office properties aggregating approximately 30.7 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

Retail Properties:

(ii)           111 retail properties in nine states and Puerto Rico aggregating approximately 16.2 million square feet, including 3.1 million square feet owned by tenants on land leased from the Company;

Merchandise Mart Properties:

(iii)          10 properties in six states aggregating approximately 9.5 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

(iv)          a 47.6% interest in Americold Realty Trust which owns and operates 85 cold storage warehouses nationwide;

Toys “R” Us, Inc.:

(v)         a 32.95% interest in Toys “R” Us, Inc. which owns and/or operates 1,204 stores worldwide, including 587 toys stores and 242 Babies “R” Us stores in the United States and 306 toy stores internationally;

Other Real Estate Investments:

(vi)          33% of the outstanding common stock of Alexander’s, Inc. (NYSE: ALX) which has six properties in the greater New York metropolitan area;

(vii)         the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space;

(viii)        a 15.8% interest in The Newkirk Master Limited Partnership (the limited partnership units are exchangeable on a one-for-one basis into common shares of Newkirk Realty Trust (NYSE: NKT) after an IPO blackout period that expires on November 7, 2006) which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

(ix)           mezzanine loans to real estate related companies; and

(x)            interests in other real estate including an 11.3% interest in GMH Communities L.P. (the limited partnership units are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (NYSE: GCT)) which owns and manages student and military housing properties throughout the United States; seven dry warehouse/industrial properties in New Jersey containing approximately 1.5 million square feet; other investments and marketable securities.

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

•                  Investing in fully-integrated operating companies that have a significant real estate component;

•                  Developing and redeveloping our existing properties to increase returns and maximize value; and

•                  Providing specialty financing to real estate related companies.

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

2005 ACQUISITIONS AND INVESTMENTS

Beverly Connection

On March 5, 2005, the Company acquired a 50% interest in a venture that owns Beverly Connection, a two-level urban shopping center, containing 322,000 square feet, located in Los Angeles, California for $10,700,000 in cash. The Company also provided the venture with a $59,500,000 first mortgage loan which bore interest at 10% through its scheduled maturity in February 2006 and $35,000,000 of preferred equity yielding 13.5% for up to a three-year term, which is subordinate to $37,200,000 of other preferred equity and debt. On February 11, 2006, $35,000,000 of the Company’s loan to the venture was converted to additional preferred equity on the same terms as the Company’s existing preferred equity. The balance of the loan of $24,500,000 was extended to April 11, 2006 and bears interest at 10%. The shopping center is anchored by CompUSA, Old Navy and Sports Chalet. The venture is redeveloping the existing retail and plans, subject to governmental approvals, to develop residential condominiums and assisted living facilities.

Westbury Retail Condominium

On May 20, 2005, the Company acquired the retail condominium of the former Westbury Hotel in Manhattan, consisting of the entire block front on Madison Avenue between 69th Street and 70th Street, for $113,000,000 in cash. Simultaneously with the closing, the Company placed an $80,000,000 mortgage loan on the property bearing interest at 5.292% and maturing in 2018. The remaining portion of the purchase price was funded as part of a Section 1031 tax-free “like-kind” exchange with a portion of the proceeds from the sale of the 400 North LaSalle Residential Tower in April 2005. The property contains approximately 17,000 square feet and is fully occupied by luxury retailers, Cartier, Chloe and Gucci under leases that expire in 2018.

Bowen Building

On June 13, 2005, the Company acquired the 90% that it did not already own of the Bowen Building, a 231,000 square foot class A office building located at 875 15th Street N.W. in the Central Business District of Washington, D.C. The purchase price was $119,000,000, consisting of $63,000,000 in cash and $56,000,000 of existing mortgage debt, which bears interest at LIBOR plus 1.5%, (5.66% as of December 31, 2005) and is due in February 2007.

H Street Building Corporation (“H Street”)

On July 20, 2005, the Company acquired H Street, which owns directly or indirectly through stock ownership in corporations, a 50% interest in real estate assets located in Pentagon City, Virginia, including 34 acres of land leased to various residential and retail operators, a 1,670 unit apartment complex, 10 acres of land and two office buildings located in Washington, D.C. containing 577,000 square feet. The purchase price was approximately $246,600,000, consisting of $194,500,000 in cash and $52,100,000 for the Company’s pro rata share of existing mortgage debt.

On July 22, 2005, two corporations 50% owned by H Street filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that the Company encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships. The complaint seeks an unspecified amount of damages and a rescission of the Company’s acquisition of H Street. In addition, on July 29, 2005, a tenant under a ground lease with one of these corporations brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the Company’s acquisition of H Street violated a provision giving them a right of first offer and on that basis seeks a rescission of the Company’s acquisition and the right to acquire H Street for the price paid by the Company. On September 12, 2005, the Company filed a complaint against each of these corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages. These legal actions are currently in the discovery stage. The Company believes that the actions filed against the Company are without merit and that it will ultimately be successful in defending against them.

Toys “R” Us, Inc. (“Toys”)

On July 21, 2005, a joint venture owned equally by the Company, Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys for $26.75 per share in cash or approximately $6.6 billion. In connection therewith, the Company invested $428,000,000 of the $1.3 billion of equity in the venture, consisting of $407,000,000 in cash and $21,000,000 in Toys common shares held by the Company.

On August 29, 2005, the Company acquired $150,000,000 of the $1.9 billion one-year senior unsecured bridge loan financing provided to Toys. The loan is senior to the acquisition equity of $1.3 billion and $1.6 billion of existing debt. The loan bears interest at LIBOR plus 5.25% (9.43% as of December 31, 2005) not to exceed 11% and provides for an initial .375% placement fee and additional fees of .375% at the end of three and six months if the loan has not been repaid. The loan is prepayable at any time without penalty. On December 9, 2005, $73,184,000 of this loan was repaid to the Company.

On January 9, 2006, Toys announced plans and is in the process of closing 87 Toys “R” Us stores in the United States, of which twelve stores will be converted into Babies “R” Us stores, five leased properties are expiring and one has been sold. Vornado is handling the leasing and disposition of the real estate of the remaining 69 stores. As a result of the store-closing program, Toys will incur restructuring and other charges aggregating approximately $155,000,000 before tax, which includes $45,000,000 for the cost of liquidating inventory. Of this amount, approximately $99,000,000 will be recorded in Toys’ fourth quarter ending January 28, 2006 and $56,000,000 will be recorded in the first quarter of their next fiscal year. These estimated amounts are preliminary and remain subject to change. The Company’s 32.95% share of the $155,000,000 charge is $51,000,000, of which $36,000,000 will have no income statement effect as a result of purchase price accounting and the remaining portion relating to the cost of liquidating the inventory of approximately $9,000,000 after-tax, will be recorded as an expense in the first quarter of 2006.

40 East 66th Street

On July 25, 2005, the Company acquired a property located at Madison Avenue and East 66th Street in Manhattan for $158,000,000 in cash. The property contains 37 rental apartments with an aggregate of 85,000 square feet, and 10,000 square feet of retail space.

220 Central Park South

On August 26, 2005, a joint venture in which the Company has a 90% interest acquired a property located at 220 Central Park South in Manhattan for $136,550,000. The Company and its partner invested cash of $43,400,000 and $4,800,000, respectively, in the venture to acquire the property. The venture obtained a $95,000,000 mortgage loan that bears interest at LIBOR plus 3.50% (8.04% as of December 31, 2005) and matures in August 2006, with two six-month extensions. The property contains 122 rental apartments with an aggregate of 133,000 square feet and 5,700 square feet of commercial space.

Investment in Sears, Roebuck and Co. (“Sears”)

In July and August 2004, the Company acquired an aggregate of 1,176,600 common shares of Sears, Roebuck and Co. (“Sears”) for $41,945,000, an average price of $35.65 per share. On March 30, 2005, upon consummation of the merger between Sears and Kmart, the Company received 370,330 common shares of Sears Holdings Corporation (Nasdaq: SHLD) (“Sears Holdings”) and $21,797,000 of cash in exchange for its 1,176,600 Sears common shares. The Sears Holdings common shares were valued at $48,143,000, based on the March 30, 2005 closing share price of $130.00. As a result the Company recognized a net gain of $27,651,000, the difference between the aggregate cost basis in the Sears shares and the market value of the total consideration received of $69,940,000. On April 4, 2005, 99,393 of the Company’s Sears Holdings common shares with a value of $13,975,000 were utilized to satisfy a third-party participation. The remaining 270,937 Sears Holdings shares were sold in the fourth quarter of 2005 at a weighted average sales price of $125.83 per share, which resulted in a net loss on disposition of $1,137,000, based on the March 30, 2005 adjusted cost basis of $130.00 per share. The Company’s net gain on its investment in these Sears shares was $26,514,000.

In August and September 2004, the Company acquired an economic interest in an additional 7,916,900 Sears common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on Sears common shares. These call and put options had an initial weighted-average strike price of $39.82 per share, or an aggregate of $315,250,000, expire in April 2006 and provide for net cash settlement. Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points and is credited for the dividends received on the shares. The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points. Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.

On March 30, 2005, as a result of the merger between Sears and Kmart and pursuant to the terms of the contract, the Company’s derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings valued at $323,936,000 based on the then closing share price of $130.00 and $146,663,000 of cash. As a result, the Company recognized a net gain of $58,443,000 based on the fair value of the derivative position on March 30, 2005. During the fourth quarter of 2005, 402,660 of the common shares were sold at a weighted average sales price of $123.77 per share. In accordance with the derivative agreements, the proceeds from these sales will remain in the derivative position until the entire position is settled or until expiration in April 2006. Based on Sears Holdings’ closing share price on December 31, 2005 of $115.53, the remaining shares in the derivative position have a market value of $241,361,000, which together with cash of $196,499,000 aggregates $437,860,000. In the period from March 31, 2005 through December 31, 2005, the Company recorded an expense of $43,475,000 from the derivative position, which consists of (i) $30,230,000 from the mark-to-market of the remaining shares in the derivative based on Sears Holdings $115.53 closing share price on December 31, 2005, (ii) $2,509,000 for the net loss on the shares sold based on a weighted average sales price of $123.77 and (iii) $10,736,000 resulting primarily from the increase in the strike price at an annual rate of LIBOR plus 45 basis points.

The Company’s aggregate net income recognized on the owned shares and the derivative position from inception to December 31, 2005 was $124,266,000.

Investment in Sears Canada Inc. (“Sears Canada”)

In connection with the Company’s investment in Sears Holdings Corporation, the Company acquired 7,500,000 common shares of Sears Canada between February and September of 2005 for an aggregate cost of $143,737,000, or $19.16 per share. On December 16, 2005, Sears Canada paid a special dividend, of which Vornado’s share was $120,500,000. As a result, the Company recognized $22,885,000 of income in the fourth quarter of 2005 (in addition to the unrecognized gain of $53,870,000 discussed below) and paid a $.77 special cash dividend on December 30, 2005 to shareholders of record on December 27, 2005. The Company accounts for its investment in Sears Canada as a marketable equity security classified as available-for-sale. Accordingly, the common shares are marked-to-market on a quarterly basis through “Accumulated Other Comprehensive Income” on the balance sheet. At December 31, 2005, based on a closing share price of $15.47, the unrecognized gain in Accumulated Other Comprehensive Income is $53,870,000.

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

In July 2005, the Company acquired an aggregate of 858,000 common shares of McDonalds for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on the Company’s consolidated balance sheet and are classified as “available for sale.” Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of the Company’s consolidated balance sheet and not recognized in income. At December 31, 2005, based on McDonalds’ closing stock price of $33.72 per share, $3,585,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

During the three months ended September 30, 2005, the Company acquired an economic interest in an additional 14,565,000 McDonalds common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. These call and put options have an initial weighted-average strike price of $32.66 per share, or an aggregate of $475,692,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement. Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares. The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points. Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income. During the year ended December 31, 2005, the Company recorded net income of $17,254,000, comprised of (i) $15,239,000 from the mark-to-market of the options on December 31, 2005, based on McDonalds’ closing stock price of $33.72 per share, (ii) $9,759,000 of dividend income, partially offset by (iii) $7,744,000 for the increase in strike price resulting from the LIBOR charge.

Based on McDonalds’ most recent filing with the Securities and Exchange Commission, the Company’s aggregate investment in McDonalds represents 1.2% of McDonalds’ outstanding common shares.

Broadway Mall

On December 27, 2005, the Company acquired the Broadway Mall, located on Route 106 in Hicksville, Long Island, New York, for $152,500,000, consisting of $57,600,000 in cash and $94,900,000 of existing mortgage debt. The mall contains 1.2 million square feet, of which 1.0 million is owned by the Company, and is anchored by Macy’s, Ikea, Multiplex Cinemas and Target.

Warner Building

On December 27, 2005, the Company acquired the 95% interest that it did not already own in the Warner Building, a 560,000 square foot class A office building located at 1299 Pennsylvania Avenue three blocks from the White House. The purchase price was approximately $319,000,000, consisting of $170,000,000 in cash and $149,000,000 of existing mortgage and other debt.

Rosslyn Plaza

On December 20, 2005, the Company acquired a 46% partnership interest in, and became co-general partner of, partnerships that own a complex in Rosslyn, Virginia, containing four office buildings with an aggregate of 714,000 square feet and two apartment buildings containing 195 rental units. The consideration for the acquisition consisted of 734,486 newly issued Vornado Realty L.P. partnership units (valued at $61,814,000) and $27,300,000 of its pro-rata share of existing debt. Of the partnership interest acquired, 19% was from Robert H. Smith and Robert P. Kogod, trustees of Vornado, and their family members, representing all of their interest in the partnership.

Boston Design Center

On December 28, 2005, the Company acquired the Boston Design Center, which contains 552,500 square feet and is located in South Boston, for $96,000,000, consisting of $24,000,000 in cash and $72,000,000 of existing mortgage debt. The Boston Design Center is operated by the Company’s Merchandise Mart division.

Springfield Mall

On January 31, 2006, the Company closed on an option to purchase the 1.4 million square foot Springfield Mall which is located on 79 acres at the intersection of Interstate 95 and Franconia Road in Springfield, Fairfax County, Virginia, and is anchored by Macy’s, and J.C. Penney and Target, who own their stores aggregating 389,000 square feet. The purchase price for the option was $35,600,000, of which the Company paid $14,000,000 in cash at closing and the remainder of $21,600,000 will be paid in installments over four years. The Company intends to redevelop, reposition and re-tenant the mall and has committed to spend $25,000,000 in capital expenditures over a six-year period from the closing of the option agreement. The option becomes exercisable upon the passing of one of the existing principals of the selling entity and may be deferred at the Company’s election through November 2012. Upon exercise of the option, the Company will pay $80,000,000 to acquire the mall, subject to the existing mortgage of $180,000,000, which will be amortized to $149,000,000 at maturity in 2013. Upon closing of the option on January 31, 2006, the Company acquired effective control of the mall, including management of the mall and right to the mall’s net cash flow. Accordingly, the Company will consolidate the accounts of the mall into its financial position and results of operations pursuant to the provisions of FIN 46R. The Company has a 2.5% minority partner in this transaction.

Other

In addition to the acquisitions and investments described above, the Company made $281,500,000 of other acquisitions and investments during 2005, which are summarized below:

(Amounts in thousands)	Amount	Segment
Dune Capital L.P. (5.4% interest)	$50,000	Other
Wasserman Joint Venture (95% interest)	49,400	Other
692 Broadway, New York, NY	28,500	Retail
South Hills Mall, Poughkeepsie, NY	25,000	Retail
Rockville Town Center, Rockville, MD	24,800	Retail
211-217 Columbus Avenue, New York, NY	24,500	Retail
1750-1780 Gun Hill Road, Bronx, NY	18,000	Retail
TCG Urban Infrastructure Holdings Limited, India (25% interest)	16,700	Other
42 Thompson Street, New York, NY	16,500	Office
Verde Group LLC (5% interest)	15,000	Other
Other	13,100	Other
	$281,500

2005 DISPOSITIONS

400 North LaSalle

On April 21, 2005, the Company, through its 85% owned joint venture, sold 400 North LaSalle, a 452-unit high-rise residential tower in Chicago, Illinois, for $126,000,000, which resulted in a net gain on sale of $31,614,000. All of the proceeds from the sale were reinvested in tax-free “like-kind” exchange investments pursuant to Section 1031 of the Internal Revenue Code.

3700 Las Vegas Boulevard

On December 30, 2005, the Company sold its $3,050,000 senior preferred equity in 3700 Associates LLC, which owns 3700 Las Vegas Boulevard, a development land parcel, and recognized a net gain of $12,110,000. In addition, the purchaser repaid the Company’s $5,000,000 senior mezzanine loan to the venture.

2005 MEZZANINE LOAN ACTIVITY

On January 7, 2005, all of the outstanding General Motors Building loans aggregating $275,000,000 were repaid. In connection therewith, the Company received a $4,500,000 prepayment premium and $1,996,000 of accrued interest and fees through January 14, 2005, which is included in “interest and other income” on the Company’s consolidated statement of income for the year ended December 31, 2005.

On February 3, 2005, the Company made a $135,000,000 mezzanine loan to Riley Holdco Corp., an entity formed to complete the acquisition of LNR Property Corporation (NYSE: LNR). The terms of the financings are as follows: (i) $60,000,000 of a $325,000,000 mezzanine tranche of a $2,400,000,000 credit facility secured by certain equity interests and which is junior to $1,900,000,000 of the credit facility, bears interest at LIBOR plus 5.25% (9.64% as of December 31, 2005) and matures in February 2008 with two one-year extensions; and (ii) $75,000,000 of $400,000,000 of unsecured notes which are subordinate to the $2,400,000,000 credit facility and senior to over $700,000,000 of equity contributed to finance the acquisition. These notes mature in February 2015, provide for a 1.5% placement fee, and bear interest at 10% for the first five years and 11% for years six through ten.

On April 7, 2005, the Company made a $108,000,000 mezzanine loan secured by The Sheffield, a 684,500 square foot mixed-use residential property in Manhattan, containing 845 apartments, 109,000 square feet of office space and 6,900 square feet of retail space. The loan is subordinate to $378,500,000 of other debt, matures in April 2007 with a one-year extension, provides for a 1% placement fee, and bears interest at LIBOR plus 7.75% (12.14% at December 31, 2005).

On May 11, 2005, the Company’s $83,000,000 loan to Extended Stay America was repaid.

On December 7, 2005, the Company made a $42,000,000 mezzanine loan secured by The Manhattan House, a 780,000 square foot mixed-use residential property in Manhattan containing 583 apartments, 45,000 square feet of retail space and an underground parking garage. The loan is subordinate to $630,000,000 of other debt, matures in November 2007 with two one-year extensions and bears interest at LIBOR plus 6.25% (10.64% at December 31, 2005).

DEVELOPMENT AND REDEVELOPMENT PROJECTS

The Company is currently engaged in various development/redevelopment projects for which it has budgeted approximately $718.5 million. Of this amount, $10.0 million was expended prior to 2005, $117.5 million was expended in 2005 and $228.0 million is estimated to be expended in 2006. Below is a description of these projects.

	The Company’s Share of
($ in millions)	Estimated Completion Date	Estimated Project Cost	Costs Expended in Year Ended December 31, 2005	Estimated Costs to Complete

In Progress:
New York City Office:
1740 Broadway and 888 7th Avenue – lobby renovations	2007	$22.5	$1.6	$20.9
Washington, D.C. Office:
Crystal City - U.S. Government Patent and Trade Office (“PTO”) (see details below):
(i) Renovation of buildings	2006-2007	67.0	35.3	31.3
(ii) Cost to retenant	2006-2007	69.0	14.7	55.0
(iii) Redevelopment of Crystal Plaza Two office space to residential (subject to governmental approvals)	2009	92.0	2.9	88.5
2101 L Street office building – complete rehabilitation of existing building including curtain wall, mechanical systems and lobbies	2007	71.0	0.2	70.8
Retail:
Green Acres Mall – interior and exterior renovation, construction of an additional 100,000 square feet of free-standing retail space, parking decks and site-work and tenant improvements for B.J.’s Wholesale who will construct its own store	2007	84.0	11.0	73.0
Bergen Mall – interior and exterior renovation of existing space, demolition of 300,000 square feet and construction of 580,000 square feet of retail space and a parking deck (subject to governmental approvals)	2008	171.0	11.7	157.6
Strip shopping centers and malls – redevelopment of fifteen properties	2006-2007	85.0	13.5	63.5
Beverly Connection (50% interest) – interior and exterior renovations to existing retail space	2007	24.0	6.1	17.9
Merchandise Mart:
Redevelopment of 7 West 34th Street office space to permanent showroom space for Gift industry manufacturers and wholesalers	2006	33.0	20.5	12.5
		$718.5	$117.5	$591.0

During 2004 and 2005, the PTO vacated approximately 1,864,000 square feet in the Company’s Crystal City office buildings and will vacate an additional 75,000 square feet in the first quarter of 2006. The Company plans to redevelop certain of these buildings, including Crystal Plaza Two, Three and Four, which have been taken out of service. Crystal Plaza Two, subject to governmental approvals, will be converted from a 13-story office building, containing 181,000 square feet, to a 19-story, 256 unit, residential tower containing 265,000 rentable/saleable square feet, at an estimated cost of $85,000,000 to $92,000,000. Renovations to Crystal Plaza Three and Four include new mechanical systems, restrooms, lobbies and corridors. The renovations to Crystal Plaza Three and Four are expected to be completed by the end of 2006 at an approximate cost of $65,900,000. Renovations to the remaining office buildings not taken out of service include common area and exterior renovations. See Item II — Properties for details of the lease up of the PTO space.

In addition, to the projects noted above, on July 19, 2005 a joint venture, owned 50% by the Company, entered into a Memorandum of Understanding and has been conditionally designated as the developer to convert a portion of the Farley Post Office in Manhattan into the new Moynihan Train Station. The plans for the Moynihan Station project involve 300,000 square feet for a new transportation facility to be financed with public funding, as well as 850,000 square feet of commercial space and up to 1,000,000 square feet of air rights intended to be transferred to an adjacent site. The commercial space is currently anticipated to include a variety of retail uses, restaurants, a boutique hotel and merchandise mart space. The joint venture is also considering alternate variations of this project, which may include a sports arena, which would give rise to a much larger scale redevelopment opportunity.

The Company is also in the pre-development phase of other real estate projects for which final plans and budgeted costs have yet to be determined. Such projects include: (i) redeveloping certain shopping malls, including the South Hills and Springfield Malls, (ii) redeveloping and expanding retail space in the Penn Plaza area, (iii) converting an industrial warehouse in Garfield, New Jersey to 500,000 square feet of retail space, (iv) converting residential apartment buildings to condominiums, including 220 Central Park South and 40 East 66th Street, (v) redeveloping certain assets in the SoHo area of Manhattan, and (vi) redeveloping and expanding the Beverly Connection shopping center in Los Angeles, California to include residential condominium units and assisted living facilities.

There can be no assurance that any of the above projects will commence or be completed on schedule or on budget.

FINANCING ACTIVITIES

On August 10, 2005, the Company sold 9,000,000 common shares at a price of $86.75 per share for gross proceeds of $780,750,000 in a public offering pursuant to an effective registration statement.  During 2005, the Company issued $382,500,000 of Cumulative Redeemable Preferred Shares at a weighted average rate of 6.66% and $100,000,000 Cumulative Redeemable Preferred Units of the Operating Partnership at a weighted average rate of 6.75% and redeemed $115,000,000 and $697,000,000 of outstanding Cumulative Redeemable Preferred Shares and Units with a weighted average rate of 8.50% and 8.25%, respectively. The Company also completed property level financings of $543,600,000 and issued $500,000,000 of 3.875% exchangeable senior debentures due 2025.

On February 16, 2006, the Company completed a public offering of $250,000,000 principal amount of 5.60% senior unsecured notes due 2011 pursuant to an effective registration statement. The net proceeds from this offering, after underwriters’ discount, were $248,265,000.

The Company may seek to obtain additional capital through equity offerings, debt financings or asset sales, although there is no express policy with respect thereto. The Company may also offer its shares or Operating Partnership units in exchange for property and may repurchase or otherwise re-acquire its shares or any other securities in the future.

SEASONALITY

The Company’s revenues and expenses are subject to seasonality during the year which impacts quarter-by-quarter net earnings, cash flows and funds from operations. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income, which the Company records on a one-quarter lag basis in its first quarter, accounts for more than 80% of Toys’ fiscal year net income. The Office and Merchandise Mart segments have historically experienced higher utility costs in the third quarter of the year. The Merchandise Mart segment also has experienced higher earnings in the second and fourth quarters of the year due to major trade shows in those quarters. The Retail segment revenue in the fourth quarter is typically higher due to the recognition of percentage rental income. The Temperature Controlled Logistics segment has experienced higher earnings in the fourth quarter due to higher activity and occupancy in its warehouse operations due to the holiday season’s impact on the food industry.

TENANTS ACCOUNTING FOR OVER 10% OF REVENUES

None of the Company’s tenants represented more than 10% of total revenues for the year ended December 31, 2005.

ENVIRONMENTAL REGULATIONS

The Company’s operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. Under certain of these environmental laws a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair the Company’s ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) and underground storage tanks are also regulated by federal and state laws. The Company is also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. The Company could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure at or from the Company’s properties.

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

COMPETITION

The Company’s business segments – Office, Retail, Merchandise Mart Properties, Temperature Controlled Logistics, and Toys “R” Us, as well as its other investments, operate in highly competitive environments. The Company has a large concentration of properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area. The Company competes with a large number of real estate property owners and developers. Principal factors of competition are rent charged, attractiveness of location, the quality of the property and breadth and quality of services provided. The Company’s success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends. The Company’s interest in Toys “R” Us will also be affected by competition from discount and mass merchandisers.

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

EMPLOYEES

As of December 31, 2005, the Company and its majority-owned subsidiaries had approximately 3,015 employees, of which 269 were corporate staff. The Office segment had 107 employees and 1,286 employees of Building Maintenance Services, a wholly-owned subsidiary. The Retail segment, the Merchandise Mart segment, the Washington D.C. Office segment and the Hotel Pennsylvania had 71, 511, 190 and 524 employees, respectively. The forgoing does not include employees of partially-owned entities, including 6,459 Americold Realty Trust employees and 79,872 Toys “R” Us, Inc. employees.

SEGMENT DATA

The Company operates in five business segments: Office Properties, Retail Properties, Merchandise Mart Properties, Temperature Controlled Logistics and Toys “R” Us.

The Merchandise Mart segment has trade show operations in Canada. The Temperature Controlled Logistics segment manages one warehouse in Canada. The Toys segment operates in 306 locations internationally. In addition, the Company has a 25% equity investment in TCG Urban Infrastructure Holdings in India, which is included in the Other segment. Information related to the Company’s business segments for the years 2005, 2004 and 2003 is set forth in Note 19 - Segment Information to the Company’s consolidated financial statements in this annual report on Form 10-K.

PRINCIPAL EXECUTIVE OFFICES

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

ITEM 1A.       RISK FACTORS

Set forth below are material factors that may adversely affect our business and operations.

Real Estate Investments’ Value and Income Fluctuate Due to Various Factors.

The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also limit our revenues and available cash.

The factors that affect the value of our real estate include, among other things:

•      national, regional and local economic conditions;

•      consequences of any armed conflict involving, or terrorist attack against, the United States;

•      our ability to secure adequate insurance;

•      local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•      competition from other available space;

•      whether tenants and users such as customers and shoppers consider a property attractive;

•      the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•      whether we are able to pass some or all of any increased operating costs through to tenants;

•      how well we manage our properties;

•      fluctuations in interest rates;

•      changes in real estate taxes and other expenses;

•      changes in market rental rates;

•      the timing and costs associated with property improvements and rentals;

•      changes in taxation or zoning laws;

•      government regulation;

•      Vornado Realty Trust’s failure to continue to qualify as a real estate investment trust;

•      availability of financing on acceptable terms or at all;

•      potential liability under environmental or other laws or regulations; and

•      general competitive factors.

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

Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms. In addition, because a substantial majority of our income comes from renting of real property, our income, funds available to pay indebtedness and funds available for distribution to our shareholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain our levels of occupancy on favorable terms. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal costs.

Bankruptcy or insolvency of tenants may decrease our revenues and available cash.

From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. If a major tenant declares bankruptcy or becomes insolvent, the rental property at which it leases space may have lower revenues and operational difficulties. In the case of our shopping centers, the bankruptcy or insolvency of a major tenant could cause us to have difficulty leasing the remainder of the affected property. Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of net income and funds available for distribution to our shareholders or the payment of our indebtedness.

Real estate is a competitive business.

Our business segments – Office, Retail, Merchandise Mart Properties, Temperature Controlled Logistics, Toys “R” Us and Other – operate in highly competitive environments. We have a large concentration of properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rent charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

We may incur costs to comply with environmental laws.

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release.  The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral.  Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air.  The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) and underground storage tanks are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure at or from our properties.

Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not, as of this date, reveal any environmental condition material to our business.  However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to us.

Some of our potential losses may not be covered by insurance.

We carry comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) ”acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005, which expires in 2007 and (v) rental loss insurance) with respect to our assets.  Below is a summary of the current all risk property insurance and terrorism risk insurance in effect though September 2006 for each of the following business segments:

	Coverage Per Occurrence
	All Risk (1)	Sub-Limits for Acts of Terrorism

New York City Office	$1,400,000,000	$750,000,000

Washington, D.C. Office	1,400,000,000	750,000,000

Retail	500,000,000	500,000,000

Merchandise Mart	1,400,000,000	750,000,000

Temperature Controlled Logistics	225,000,000	225,000,000

(1)                   Limited as to terrorism insurance by the sub-limit shown in the adjacent column.

In addition to the coverage above, we carry lesser amounts of coverage for terrorist acts not covered by the Terrorism Risk Insurance Extension Act of 2005.  To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), Vornado Realty L.P.’s senior unsecured notes due 2007, 2009 and 2010, exchangeable senior debentures due 2025 and our revolving credit agreement, contain customary covenants requiring us to maintain insurance.  Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  Further, if lenders insist on greater coverage than we are able to obtain, or if the Terrorism Risk Insurance Extension of 2005 is not extended past 2007, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Because we operate one hotel property, we face the risks associated with the hospitality industry.

We own the Hotel Pennsylvania in New York City. If the hotel does not generate sufficient receipts, our cash flow would be decreased, which could reduce the amount of cash available for distribution to our shareholders. The following factors, among others, are common to the hotel industry, and may reduce the revenues generated by our hotel property:

•                  our hotel competes for guests with other hotels, a number of which have greater marketing and financial resources;

•                  if there is an increase in operating costs resulting from inflation and other factors, we may not be able to offset such increase by increasing room rates;

•                  our hotel is subject to the fluctuating and seasonal demands of business travelers and tourism;

•                  our hotel is subject to general and local economic and social conditions that may affect demand for travel in general, including war and terrorism; and

•                  physical condition, which may require substantial additional capital.

Because of the ownership structure of our hotel, we face potential adverse effects from changes to the applicable tax laws.

Under the Internal Revenue Code, REITs like us are not allowed to operate hotels directly or indirectly. Accordingly, we lease The Hotel Pennsylvania to our taxable REIT subsidiary, or TRS. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotel at the federal and state level. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to TRS’s are modified, we may be forced to modify the structure for owning the hotel, and such changes may adversely affect the cash flows from the hotel. In addition, the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from the hotel.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

The Americans with Disabilities Act generally requires that public buildings, including our properties, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. From time to time persons have asserted claims against us with respect to some of our properties under this Act, but to date such claims have not resulted in any material expense or liability. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our shareholders.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

Our Investments Are Concentrated in the New York and Washington D.C. Metropolitan Areas.  Circumstances Affecting These Areas Generally Could Adversely Affect Our Business.

A significant portion of our properties are in the New York City/New Jersey and Washington, D.C. metropolitan areas and are affected by the economic cycles and risks inherent to those areas.

During 2005, approximately 73% of our EBITDA excluding items that affect comparability, came from properties located in New Jersey and the New York City and Washington, D.C. metropolitan areas.  In addition, we may continue to concentrate a significant portion of our future acquisitions in New Jersey and the New York City and Washington, D.C. metropolitan areas.  Like other real estate markets, the real estate markets in these areas have experienced economic downturns in the past, and we cannot predict how economic conditions will impact these markets in both the short and long term.  Declines in the economy or a decline in the real estate markets in these areas could hurt our financial performance and the value of our properties.  The factors affecting economic conditions in these regions include:

•                space needs of the United States Government, including the effect of base closures and repositioning under the Defense Base Closure and Realignment Act of 1990, as amended;

•      business layoffs or downsizing;

•      industry slowdowns;

•      relocations of businesses;

•      changing demographics;

•      increased telecommuting and use of alternative work places;

•                financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;

•      infrastructure quality; and

•      any oversupply of, or reduced demand for, real estate.

It is impossible for us to assess the future effects of the current uncertain trends in the economic and investment climates of the New York City/New Jersey and Washington, D.C. regions, and more generally of the United States, or the real estate markets in these areas.  If these conditions persist or if there is any local, national or global economic downturn, our businesses and future profitability may be adversely affected.

Terrorist attacks, such as those of September 11, 2001 in New York City and the Washington, D.C. area, may adversely affect the value of our properties and our ability to generate cash flow.

We have significant investments in large metropolitan areas, including the New York, Washington, D.C. and Chicago metropolitan areas.  In the aftermath of any terrorist attacks, tenants in these areas may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in these areas.  This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms.  As a result, the value of our properties and the level of our revenues could decline materially.

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

We have experienced rapid growth in recent years, increasing our total assets from approximately $565 million at December 31, 1996 to approximately $13.6 billion at December 31, 2005.  We may not be able to maintain a similar rate of growth in the future or manage our growth effectively.  Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to pay dividends to our shareholders.

We may acquire or develop properties or acquire other real estate related companies and this may create risks.

We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies.  We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs. When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover their costs of acquisition or development and operations.  Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware at the time of acquisition. In addition, development of our existing properties presents similar risks.

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

As part of an acquisition of a property, including our January 1, 2002, acquisition of Charles E. Smith Commercial Realty L.P.’s 13.0 million square foot portfolio, we may agree, and in the case of Charles E. Smith Commercial Realty L.P. did agree, with the seller that we will not dispose of the acquired properties or reduce the mortgage indebtedness on them for significant periods of time unless we pay certain of the resulting tax costs of the seller.  These agreements could result in our holding on to properties that we would otherwise sell and not pay down or refinance indebtedness that we would otherwise pay down or refinance.

On January 1, 2002, we completed the acquisition of the 66% interest in Charles E. Smith Commercial Realty L.P. that we did not previously own.  The terms of the merger restrict our ability to sell or otherwise dispose of, or to finance or refinance, the properties formerly owned by Charles E. Smith Commercial Realty L.P., which could result in our inability to sell these properties at an opportune time and increased costs to us.

Subject to limited exceptions, we are restricted from selling or otherwise transferring or disposing of certain properties located in the Crystal City area of Arlington, Virginia or an interest in our division that manages the majority of our office properties in the Washington, D.C. metropolitan area, which we refer to as the Washington D.C. Office Division, for a period of 12 years with respect to certain properties located in the Crystal City area of Arlington, Virginia or six years with respect to an interest in the Washington D.C. Office Division.  These restrictions, which currently cover approximately 13.0 million square feet of space, could result in our inability to sell these properties or an interest in the Washington D.C. Office Division at an opportune time and increase costs to us.

From time to time we make investments in companies over which we do not have sole control. Some of these companies operate in industries that differ from our current operations, with different risks than investing in real estate.

From time to time we make debt or equity investments in other companies that we may not control or over which we may not have sole control.  These investments include but are not limited to:  a 33% interest in Alexander’s, Inc.; a 15.8% interest in The Newkirk Master Limited Partnership; a 11.3% interest in GMH Communities L.P.; a 1.3% common equity interest in Sears Holdings Corporation; a 1.2% common equity interest in McDonalds Corporation; a 7.0% common equity interest in Sears Canada, Inc.; and equity and mezzanine investments in other real estate related companies.  In addition, on July 21, 2005, a joint venture that we own equally with Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys “R” Us, Inc.  Although they generally have a significant real estate component, several of these entities operate in businesses that are different from our line of business including, without limitation, operating or managing toy stores, department stores, fast food restaurants, refrigerated warehouses and student and military housing facilities. Consequently, our investment in these businesses, among other risks, subjects us to the operating and financial risks of industries other than real estate and to the risk that we do not have sole control over the operations of these businesses.  From time to time we may (or may seek to) make additional investments in or acquire other entities that may subject us to additional similar risks. Our investments in entities over which we do not have sole control, including joint ventures, present additional risks such as our having differing objectives than our partners or the entities in which we invest or our becoming involved in disputes or competing with those persons. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to comply with applicable standards may adversely affect us.

We are subject to risks that affect the general retail environment.

A substantial proportion of our properties are in the retail shopping center real estate market and we have a significant investment in retailers such as Toys “R” Us, Inc. See “Our investment in Toys “R” Us, Inc. subjects us to risks different from our other lines of business and may result in increased seasonality and volatility in our reported earnings” below. This means that we are subject to factors that affect the retail environment generally, including the level of consumer spending and consumer confidence, the threat of terrorism and increasing competition from discount retailers, outlet malls, retail websites and catalog companies. These factors could adversely affect the financial condition of our retail tenants and the retailers in which we hold an investment and the willingness of retailers to lease space in our shopping centers.

We depend upon our anchor tenants to attract shoppers.

We own several regional malls and other shopping centers that are typically anchored by well-known department stores and other tenants who generate shopping traffic at the mall or shopping center. The value of our properties would be adversely affected if tenants or anchors failed to meet their contractual obligations, sought concessions in order to continue operations or ceased their operations. If the sales of stores operating in our properties were to decline significantly due to economic conditions, closing of anchors or for other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of a default by a tenant or anchor, we may experience delays and costs in enforcing our rights as landlord.

Our investment in Toys “R” Us, Inc. subjects us to risks different from our other lines of business and may result in increased seasonality and volatility in our reported earnings.

On July 21, 2005, a joint venture that we own equally with Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys “R” Us, Inc. (“Toys”). Because Toys is a retailer, its operations subject us to the risks of a retail company that are different than those presented by our other lines of business. The business of Toys is highly seasonal. Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income. In addition, our fiscal year ends on December 31 whereas, as is common for retailers, Toys’ fiscal year ends on the Saturday nearest to January 31. Therefore, we record our pro-rata share of Toys’ net income (loss) on a one quarter-lag basis.  For example, our financial results for the fourth quarter ended December 31, 2005 include Toys’ financial results for their third quarter ended October 29, 2005, and our financial results for the year ended December 31, 2006 will include Toys’ financial results for its first, second and third quarters ended October 28, 2006, as well as Toys’ fourth quarter results of 2005. Because of the seasonality of Toys, our reported net income will likely show increased volatility.

Our Organizational and Financial Structure Gives Rise to Operational and Financial Risks.

We May Not Be Able to Obtain Capital to Make Investments.

We depend primarily on external financing to fund the growth of our business.  This is because one of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof.  Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally.  We and other companies in the real estate industry have experienced limited availability of financing from time to time.  Although we believe that we will be able to finance any investments we may wish to make in the foreseeable future, new financing may not be available on acceptable terms.

For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the consolidated financial statements in this annual report on Form 10-K.

Vornado Realty Trust depends on dividends and distributions from its direct and indirect subsidiaries. The creditors and preferred security holders of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to Vornado Realty Trust.

Substantially all of Vornado Realty Trust’s assets are held through its Operating Partnership that holds substantially all of its properties and assets through subsidiaries.  The Operating Partnership depends for substantially all of its cash flow on cash distributions to it by its subsidiaries, and Vornado Realty Trust in turn depends for substantially all of its cash flow on cash distributions to it by the Operating Partnership.  The creditors of each of Vornado Realty Trust’s direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders.  Thus, the Operating Partnership’s ability to make distributions to holders of its units depends on its subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to the Operating Partnership.  Likewise, Vornado Realty Trust’s ability to pay dividends to holders of common and preferred shares depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to Vornado Realty Trust.

Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to holders of common units of the Operating Partnership, including Vornado Realty Trust.  Thus, Vornado Realty Trust’s ability to pay dividends to holders of its shares and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to Vornado Realty Trust.  As of December 31, 2005, there were nine series of preferred units of the Operating Partnership not held by Vornado Realty Trust that have preference over Vornado Realty Trust common shares with a total liquidation value of $402,405,000.

In addition, Vornado Realty Trust’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the applicable direct or indirect subsidiaries are satisfied.

We have indebtedness, and this indebtedness, and its cost, may increase.

As of December 31, 2005, we had approximately $6.3 billion in total debt outstanding.  Our ratio of total debt to total enterprise value was approximately 35.6%.  When we say “enterprise value” in the preceding sentence, we mean market equity value of Vornado Realty Trust’s common and preferred shares plus total debt outstanding, including our pro rata share of the debt of partially-owned entities.  In the future, we may incur additional debt, and thus increase our ratio of total debt to total enterprise value, to finance acquisitions or property developments. If our level of indebtedness increases, there may be an increased risk of default on our obligations that could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of our floating rate debt and any new debt or other market rate security or instrument may increase.

Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured credit facility, unsecured debt securities and other loans that we may obtain in the future contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense, and fixed charges, and that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow under our credit facilities is subject to compliance with certain financial and other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

We rely on debt financing, including borrowings under our unsecured credit facility, issuances of unsecured debt securities and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan.

Vornado Realty Trust might fail to qualify or remain qualified as a REIT and may be required to pay income taxes at corporate rates.

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

If, with respect to any taxable year, Vornado Realty Trust fails to maintain its qualification as a REIT and does not qualify under statutory relief provisions, it could not deduct distributions to shareholders in computing its taxable income and would have to pay federal income tax on its taxable income at regular corporate rates.  The federal income tax payable would include any applicable alternative minimum tax.  If Vornado Realty Trust had to pay federal income tax, the amount of money available to distribute to shareholders and pay its indebtedness would be reduced for the year or years involved, and Vornado Realty Trust would no longer be required to distribute money to shareholders.  In addition, Vornado Realty Trust would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless it was entitled to relief under the relevant statutory provisions.  Although Vornado Realty Trust currently intends to operate in a manner designed to allow it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to revoke the REIT election or fail to qualify as a REIT.

We face possible adverse changes in tax laws.

From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for payment of dividends.

Loss of our key personnel could harm our operations and adversely affect the value of our common shares.

We are dependent on the efforts of Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado Realty Trust, and Michael D. Fascitelli, the President of Vornado Realty Trust. While we believe that we could find replacements for these key personnel, the loss of their services could harm our operations and adversely affect the value of our common shares.

Vornado Realty Trust’s charter documents and applicable law may hinder any attempt to acquire us.

Our Amended and Restated Declaration of Trust sets limits on the ownership of our shares.

Generally, for Vornado Realty Trust to maintain its qualification as a REIT under the Internal Revenue Code, not more than 50% in value of the outstanding shares of beneficial interest of Vornado Realty Trust may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of Vornado Realty Trust’s taxable year.  The Internal Revenue Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities.  Under Vornado Realty Trust’s Amended and Restated Declaration of Trust, as amended, no person may own more than 6.7% of the outstanding common shares of any class, or 9.9% of the outstanding preferred shares of any class, with some exceptions for persons who held common shares in excess of the 6.7% limit before Vornado Realty Trust adopted the limit and other persons approved by Vornado Realty Trust’s Board of Trustees.  These restrictions on transferability and ownership may delay, deter or prevent a change in control of Vornado Realty Trust or other transaction that might involve a premium price or otherwise be in the best interest of the shareholders.  We refer to Vornado Realty Trust’s Amended and Restated Declaration of Trust, as amended, as the “declaration of trust.”

We have a classified Board of Trustees and that may reduce the likelihood of certain takeover transactions.

Vornado Realty Trust’s Board of Trustees is divided into three classes of trustees.  Trustees of each class are chosen for three-year staggered terms. Staggered terms of trustees may reduce the possibility of a tender offer or an attempt to change control of Vornado Realty Trust, even though a tender offer or change in control might be in the best interest of Vornado Realty Trust’s shareholders.

We may issue additional shares in a manner that could adversely affect the likelihood of certain takeover transactions.

Vornado Realty Trust’s declaration of trust authorizes the Board of Trustees to:

•      cause Vornado Realty Trust to issue additional authorized but unissued common shares or preferred shares;

•      classify or reclassify, in one or more series, any unissued preferred shares;

•      set the preferences, rights and other terms of any classified or reclassified shares that Vornado Realty Trust issues; and

•      increase, without shareholder approval, the number of shares of beneficial interest that Vornado Realty Trust may issue.

The Board of Trustees could establish a series of preferred shares whose terms could delay, deter or prevent a change in control of Vornado Realty Trust or other transaction that might involve a premium price or otherwise be in the best interest of Vornado Realty Trust’s shareholders, although the Board of Trustees does not now intend to establish a series of preferred shares of this kind. Vornado Realty Trust’s declaration of trust and bylaws contain other provisions that may delay, deter or prevent a change in control of Vornado Realty Trust or other transaction that might involve a premium price or otherwise be in the best interest of our shareholders.

The Maryland General Corporation Law contains provisions that may reduce the likelihood of certain takeover transactions.

Under the Maryland General Corporation Law, as amended, which we refer to as the “MGCL,” as applicable to real estate investment trusts, certain “business combinations,” including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities, between a Maryland real estate investment trust and any person who beneficially owns ten percent or more of the voting power of the trust’s shares or an affiliate or an associate, as defined in the MGCL, of the trust who, at any time within the two-year period before the date in question, was the beneficial owner of ten percent or more of the voting power of the then outstanding voting shares of beneficial interest of the trust, which we refer to as an “interested shareholder,” or an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder.  After that five-year period, any business combination of these kinds must be recommended by the board of trustees of the trust and approved by the affirmative vote of at least (a) 80% of the votes entitled to be cast by holders of outstanding shares of beneficial interest of the trust and (b) two-thirds of the votes entitled to be cast by holders of voting shares of the trust other than shares held by the interested shareholder with whom, or with whose affiliate, the business combination is to be effected, unless, among other conditions, the trust’s common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares.  The provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the board of trustees of the applicable trust before the interested shareholder becomes an interested shareholder, and a person is not an interested shareholder if the board of trustees approved in advance the transaction by which the person otherwise would have become an interested shareholder.

In approving a transaction, the board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.  Vornado Realty Trust’s Board has adopted a resolution exempting any business combination between any trustee or officer of Vornado Realty Trust, or their affiliates, and Vornado Realty Trust.  As a result, the trustees and officers of Vornado Realty Trust and their affiliates may be able to enter into business combinations with Vornado Realty Trust that may not be in the best interest of shareholders.  With respect to business combinations with other persons, the business combination provisions of the MGCL may have the effect of delaying, deferring or preventing a change in control of Vornado Realty Trust or other transaction that might involve a premium price or otherwise be in the best interest of the shareholders.  The business combination statute may discourage others from trying to acquire control of Vornado Realty Trust and increase the difficulty of consummating any offer.

We may change our policies without obtaining the approval of our shareholders.

Our operating and financial policies, including our policies with respect to acquisitions of real estate or other companies, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by our Board of Trustees. Accordingly, our shareholders do not control these policies.

Our Ownership Structure and Related-Party Transactions May Give Rise to Conflicts of Interest.

Steven Roth and Interstate Properties may exercise substantial influence over us.  They and some of our other trustees and officers have interests or positions in other entities that may compete with us.

As of December 31, 2005, Interstate Properties, a New Jersey general partnership, and its partners owned approximately 9.2% of the common shares of Vornado Realty Trust and approximately 27.7% of the common stock of Alexander’s, Inc.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties.  Mr. Roth is the Chairman of the Board and Chief Executive Officer of Vornado Realty Trust, the managing general partner of Interstate Properties and the Chairman of the Board and Chief Executive Officer of Alexander’s.  Messrs. Wight and Mandelbaum are trustees of Vornado Realty Trust and also directors of Alexander’s.

As of December 31, 2005, the Operating Partnership owned 33% of the outstanding common stock of Alexander’s.  Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992.  Alexander’s has six properties, which are located in the New York City metropolitan area.  Mr. Roth and Mr. Fascitelli, the President and a trustee of Vornado Realty Trust, are directors of Alexander’s. Messrs. Mandelbaum, West and Wight are trustees of Vornado Realty Trust and are directors of Alexander’s.

Because of these overlapping interests, Mr. Roth and Interstate Properties and its partners may have substantial influence over Vornado Realty Trust and Alexander’s and on the outcome of any matters submitted to Vornado Realty Trust or Alexander’s shareholders for approval.  In addition, certain decisions concerning our operations or financial structure may present conflicts of interest among Messrs. Roth, Mandelbaum and Wight and Interstate Properties and our other equity or debt holders.  In addition, Mr. Roth and Interstate Properties and its partners currently and may in the future engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting us or Alexander’s, such as which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, by us, Interstate Properties and Alexander’s, competition for properties and tenants, possible corporate transactions such as acquisitions and other strategic decisions affecting the future of these entities.

Vornado Realty Trust currently manages and leases the real estate assets of Interstate Properties under a management agreement for which it receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions.  The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term.  Vornado Realty Trust earned $791,000, $726,000, and $703,000 of management fees under the management agreement for the years ended December 31, 2005, 2004 and 2003.  Because of the relationship among Vornado Realty Trust, Interstate Properties and Messrs. Roth, Mandelbaum and Wight, as described above, the terms of the management agreement and any future agreements between Vornado Realty Trust and Interstate Properties may not be comparable to those Vornado Realty Trust could have negotiated with an unaffiliated third party.

There may be conflicts of interest between Alexander’s and us.

As of December 31, 2005, the Operating Partnership owned 33% of the outstanding common stock of Alexander’s.  Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992.  Alexander’s has six properties.  Interstate Properties, which is described above, and its partners owned an additional 27.7% of the outstanding common stock of Alexander’s, as of December 31, 2005.  Mr. Roth, Chairman of the Board and Chief Executive Officer of Vornado Realty Trust, is Chief Executive Officer, a director of Alexander’s and managing general partner of Interstate, and Mr. Fascitelli, President and a trustee of Vornado Realty Trust, is President and a director of Alexander’s.  Messrs. Mandelbaum, West and Wight, trustees of the Company, are also directors of Alexander’s and general partners of Interstate.  Alexander’s common stock is listed on the New York Stock Exchange under the symbol “ALX.”

The Operating Partnership manages, develops and leases the Alexander’s properties under management and development agreements and leasing agreements under which the Operating Partnership receives annual fees from Alexander’s.  These agreements have a one-year term expiring in March of each year, except that the Lexington Avenue management and development agreements have a term lasting until substantial completion of development of the Lexington Avenue property, and are all automatically renewable.  Because Vornado Realty Trust and Alexander’s share common senior management and because a majority of the trustees of Vornado Realty Trust also constitute the majority of the directors of Alexander’s, the terms of the foregoing agreements and any future agreements between us and Alexander’s may not be comparable to those we could have negotiated with an unaffiliated third party.

For a description of Interstate Properties’ ownership of Vornado Realty Trust and Alexander’s, see “Steven Roth and Interstate Properties may exercise substantial influence over us.  They and some of our other trustees and officers have interests or positions in other entities that may compete with us” above.

The Number of Shares of Vornado Realty Trust and the Market for Those Shares Give Rise to Various Risks.

Vornado Realty Trust has many shares available for future sale, which could hurt the market price of its shares.

As of December 31, 2005, we had authorized but unissued, 58,846,570 common shares of beneficial interest, $.04 par value, and 70,310,600 preferred shares of beneficial interest, no par value, of which 25,381,264 preferred shares have not been reserved and remain available for issuance as a newly-designated class of preferred.  We may issue these authorized but unissued shares from time to time in public or private offerings or in connection with acquisitions.

In addition, as of December 31, 2005, 15,333,673 Vornado Realty Trust common shares were reserved for issuance upon redemption of Operating Partnership common units.  Some of these shares may be sold in the public market after registration under the Securities Act under registration rights agreements between Vornado Realty Trust and some holders of common units of the Operating Partnership.  These shares may also be sold in the public market under Rule 144 under the Securities Act or other available exemptions from registration.  In addition, Vornado Realty Trust has reserved a number of common shares for issuance under its employee benefit plans, and these common shares will be available for sale from time to time.  Vornado Realty Trust has awarded shares of restricted stock and granted options to purchase additional common shares to some of its executive officers and employees. Of the authorized but unissued common and preferred shares above, 43,694,714 common and 44,929,336 preferred shares, in the aggregate, were reserved for issuance of shares upon the redemption of Operating Partnership units, conversion of outstanding convertible securities, under benefit plans or for other activity not directly under our control.

We cannot predict the effect that future sales of our common shares, preferred shares or Operating Partnership common units, or the perception that sales of common shares, preferred or Operating Partnership common units could occur, will have on the market prices for Vornado Realty Trust’s shares.

Changes in market conditions could hurt the market price of Vornado Realty Trust’s shares.

The value of Vornado Realty Trust’s shares depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of Vornado Realty Trust’s shares are the following:

•    the extent of institutional investor interest in us;

•            the reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•    our financial condition and performance; and

•    general financial market conditions.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.          PROPERTIES

The Company owns Office, Retail and Merchandise Mart properties and Temperature Controlled Logistics refrigerated warehouses. The Company also has investments in Toys “R” Us, Alexander’s, The Newkirk Master Limited Partnership, GMH Communities L.P., Hotel Pennsylvania, and industrial buildings. Below are the details of the Company’s properties by operating segment.

OFFICE SEGMENT

The Company currently owns all or a portion of 111 properties containing approximately 30.7 million square feet. Of these properties, 20 containing 13.0 million square feet are located in the New York City metropolitan area (primarily Manhattan) (the “New York City Office Properties”) and 100 containing 17.7 million square feet are located in the Washington, D.C. and Northern Virginia area (the “Washington, D.C. Office Properties”).

New York City Office Properties:

The New York City Office Properties contain 12,972,000 square feet of office space, including 745,000 square feet of retail space. In addition, the New York City Office Properties contain five garages totaling 331,000 square feet (1,600 spaces) which are managed by or leased to third parties. The garage space is excluded from the statistics provided in this section.

Occupancy and average annual escalated rent per square foot, excluding garage space:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot (excluding retail space)
2005	12,972,000	96.0%	$43.67
2004	12,989,000	95.5%	42.22
2003	12,829,000	95.1%	40.68
2002	13,546,000	95.7%	37.62
2001	13,528,000	97.2%	35.66

2005 New York City Office Properties revenue by tenants’ industry:

Industry	Percentage
Retail	14%
Publishing	10%
Government	8%
Legal	7%
Banking	6%
Technology	5%
Pharmaceuticals	5%
Finance	5%
Communications	4%
Real Estate	4%
Service Contractors	3%
Engineering	3%
Insurance	3%
Advertising	2%
Not-for-Profit	2%
Health Services	1%
Other	18%
100%

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

Tenants accounting for 2% or more of 2005 New York City Office Properties revenues:

Tenant	Square Feet Leased	2005 Revenues	Percentage of New York City Office Revenues	Percentage of Company Revenues
The McGraw-Hill Companies, Inc.	536,000	$21,541,000	3.4%	0.8%
VNU Inc.	515,000	20,185,000	3.2%	0.8%
Sterling Winthrop, Inc.	429,000	19,479,000	3.1%	0.8%
Federated Department Stores	375,000	15,275,000	2.4%	0.6%
U.S. Government	639,000	14,988,000	2.4%	0.6%
New York Stock Exchange, Inc.	348,000	14,416,000	2.3%	0.6%
Cablevision/Madison Square Garden L.P./ Rainbow Media Holdings, Inc.	269,000	13,691,000	2.2%	0.5%

2005 Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot(1)

One Penn Plaza	467,000	$39.57
150 East 58th Street	123,000	45.71
595 Madison	113,000	53.83
1740 Broadway	98,000	54.42
330 Madison Avenue (25% interest)	88,000	46.02
Two Penn Plaza	76,000	38.12
640 Fifth Avenue	75,000	69.79
888 Seventh Avenue	70,000	47.74
909 Third Avenue	59,000	49.37
866 U.N. Plaza	56,000	42.23
90 Park Avenue	56,000	49.53
Eleven Penn Plaza	36,000	36.02
40 Fulton Street	10,000	23.80
689 Fifth Avenue	7,000	63.20
20 Broad Street	1,000	30.00
Total	1,335,000	45.75
Vornado’s Ownership Interest	1,270,000	45.75

(1)          Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

In addition to the office space noted above, the Company leased 40,000 square feet of retail space in 2005 at a weighted average initial rent of $149.77 per square foot.

Lease expirations as of December 31, 2005 assuming none of the tenants exercise renewal options:

Office Space:

				Percentage of	Annual Escalated
	Number of	Square Feet of		New York City	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Office Square Feet	Total	Per Square Foot
Month to month	61	107,000		1.0%	$4,249,000	$39.71
2006	85	337,000		3.0%	15,120,000	44.87
2007	83	844,000		7.5%	34,249,000	40.58
2008	78	1,127,000	(1)	10.0%	48,897,000	43.39
2009	102	774,000		6.9%	33,799,000	43.67
2010	83	1,158,000		10.3%	49,558,000	42.80
2011	40	745,000		6.6%	37,702,000	50.61
2012	38	920,000		8.2%	34,704,000	37.72
2013	20	493,000		4.4%	18,507,000	37.54
2014	37	399,000		3.6%	18,406,000	46.13
2015	43	2,025,000		18.0%	93,881,000	46.36

(1)          Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office through 2038 (including six five-year renewal options) for which the annual escalated rent is $9.80 per square foot.

Retail Space (contained in office buildings):

				Annual Escalated
	Number of	Square Feet of	Percentage of	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Retail Square Feet	Total	Per Square Foot
Month to month	6	6,000	0.8%	$395,000	$65.83
2006	8	47,000	6.4%	2,560,000	54.47
2007	3	4,000	0.5%	792,000	198.00
2008	8	25,000	3.4%	1,441,000	57.64
2009	4	18,000	2.4%	2,962,000	164.56
2010	4	6,000	0.9%	546,000	91.00
2011	4	19,000	2.6%	872,000	45.89
2012	3	45,000	6.1%	1,433,000	31.84
2013	10	36,000	5.0%	3,884,000	107.89
2014	11	76,000	10.3%	13,451,000	176.99
2015	6	27,000	3.6%	5,822,000	215.63

New York City Office Properties owned by the Company as of December 31, 2005:

Location	Approximate Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
NEW YORK (Manhattan)
One Penn Plaza (ground leased through 2098)	2,385,000	96.9%	$—
Two Penn Plaza	1,548,000	93.2%	300,000
909 Third Avenue (ground leased through 2063)	1,310,000	99.7%	223,193
770 Broadway	1,047,000	99.8%	170,000
Eleven Penn Plaza	1,030,000	94.9%	216,795
90 Park Avenue	889,000	99.3%	—
888 Seventh Avenue (ground leased through 2067)	833,000	98.9%	318,554
330 Madison Avenue (25% interest)	787,000	98.4%	60,000
330 West 34th Street (ground leased through 2148)	637,000	94.7%	—
1740 Broadway	567,000	96.1%	—
150 East 58th Street (1)	525,000	90.7%	—
20 Broad Street (ground leased through 2081)	468,000	84.4%	—
866 United Nations Plaza	347,000	95.1%	46,854
640 Fifth Avenue	316,000	93.2%	—
595 Madison (Fuller Building)	309,000	98.5%	—
40 Fulton Street	240,000	88.2%	—
825 Seventh Avenue (50% interest)	165,000	100.0%	22,484
689 Fifth Avenue	87,000	98.9%	—
40-42 Thompson Street	28,000	100.0%	—

NEW JERSEY
Paramus	128,000	89.9%	—

Total Office Buildings	13,646,000	96.1%	$1,357,880

Vornado’s Ownership Interest	12,972,000	96.0%	$1,301,638

(1)          Less than 10% of this property is ground leased.

Washington, D.C. Office Properties:

The Company owns 91 properties aggregating 17.7 million square feet in the Washington, D.C. and Northern Virginia area, consisting of 70 office buildings, 2 residential properties and a hotel property, and a 50% interest in 18 properties through its acquisition of H Street Building Corporation on July 20, 2005. Three buildings have been taken out of service for redevelopment in 2005. The Company manages an additional 7.0 million square feet of office and other commercial properties. In addition, the Washington, D.C. Office Properties portfolio includes 21 garages totaling approximately 7.5 million square feet (26,000 spaces) which are managed by or leased to third parties. The garage space is excluded from the statistics provided in this section.

As of December 31, 2005, 28 percent of the space in the Washington, D.C. Office Properties portfolio is leased to various agencies of the U.S. government.

Occupancy and average annual escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2005	17,727,400	91.2%	$31.49
2004	14,216,000	91.5%	30.06
2003	13,963,000	93.9%	29.64
2002	13,395,000	93.6%	29.38
2001	12,889,000	94.8%	28.59

2005 revenue by tenants’ industry:

Industry	Percentage
U.S. Government	35%
Governmental Contractors	26%
Legal Services	11%
Communication	4%
Manufacturing	3%
Real Estate	2%
Membership Organizations	2%
Transportation by Air	2%
Computer and Data Processing	2%
Health Services	1%
Business Services	1%
Television Services	1%
Other	10%
100%

Washington, D.C. Office Properties leases are typically for four to seven year terms, and may provide for extension options at either pre-negotiated or market rates. Most leases provide for annual rental escalations throughout the lease term, plus recovery of increases in real estate taxes and certain property operating expenses over a base year. Annual rental escalations are typically based upon either fixed percentage increases or the consumer price index. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

Tenants accounting for 2% or more of Washington, D.C. Office Properties revenues:

Tenant	Square Feet Leased	2005 Revenues	Percentage of Washington, D.C. Office Revenues	Percentage of Company Revenues
U.S. Government (130 separate leases)	4,666,000	$139,020,000	31.9%	5.5%
Science Applications International Corp	495,000	13,941,000	3.2%	0.5%
TKC Communications	309,000	11,627,000	2.7%	0.5%
The Boeing Company	300,000	10,321,000	2.4%	0.4%

2005 Washington, D.C. Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot(1)
Crystal City:
Crystal Mall	618,000	$31.19
Crystal Park	491,000	32.68
Crystal Gateway	204,000	27.27
Crystal Plaza	209,000	31.98
Crystal Square	143,000	32.73
Total Crystal City	1,665,000	31.36
Skylines	298,000	26.96
Reston Executive	164,000	26.33
Commerce Executive	125,000	20.14
Tysons Dulles	96,000	26.51
1150 17th Street	56,000	33.85
Courthouse Plaza	55,000	31.41
1101 17th Street	49,000	34.35
1140 Connecticut Avenue	44,000	34.43
1750 Pennsylvania	34,000	37.49
Democracy Plaza	25,000	33.01
1730 M Street	21,000	32.54
Bowen Building	11,000	45.12
Fairfax square (20% interest)	8,000	29.91
Arlington Plaza	5,000	30.33
Warner Building	3,000	39.50
	2,659,000	30.18

(1)          Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

Lease expirations as of December 31, 2005 assuming none of the tenants exercise renewal options:

			Percentage of	Annual Escalated
	Number of	Square Feet of	Washington, D.C.	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Office Square Feet	Total	Per Square Foot
Month to month	112	759,000	5.3%	$21,852,000	$28.80
2006	247	2,136,000	14.8%	70,250,000	32.90
2007	203	1,427,000	9.9%	42,271,000	29.63
2008	178	1,544,000	10.7%	48,112,000	31.15
2009	143	1,388,000	9.6%	41,119,000	29.62
2010	141	1,245,000	8.6%	37,241,000	29.92
2011	72	1,486,000	10.3%	45,333,000	30.51
2012	34	738,000	5.1%	24,833,000	33.63
2013	29	456,000	3.2%	16,706,000	36.64
2014	22	492,000	3.4%	13,260,000	26.93
2015	30	721,000	5.0%	17,899,000	24.82

U.S. Patent and Trademark Office (“PTO”) Space

The following table sets forth the Company’s original plan to re-lease the PTO space and the space leased through February 1, 2006.

	Square Feet (in thousands)
Period in which Rent Commences	Original Plan	Leasing Activity
4Q 05	247	247
Q1 06 (as of February 1, 2006)	612	689
	859	936
To be leased:
Q2 2006	404
Q3 2006	252
Q4 2006	98
Q1 2007	145
	899

To be redeveloped (1)	181

Total	1,939

(1)   Crystal Plaza Two, a 13-story office building, was taken out of service to be converted to a 19-story residential tower containing 265 rentable/saleable square feet and 256 apartments. The original plan assumed that this building would remain an office building to be re-leased in Q1 06.

Of the square feet leased to larger tenants, 261,000 square feet was leased to the Federal Supply Service (which will relocate from 240,000 square feet in other Crystal City buildings); 144,000 square feet was leased to KBR, a defense contractor; and 126,000 square feet was leased to the Public Broadcasting Service.  Straight-line rent per square foot for the square feet leased is $33.50, which is equal to the estimate in the original plan.  Tenant improvements and leasing commissions per square foot are $43.50 as compared to the original plan of $45.28.

Washington, D.C. Office Properties owned by the Company as of December 31, 2005:

Location/Complex	Number of Buildings		Approximate Leasable Building Square Feet	Percent Leased		Encumbrances (in thousands)
Crystal City:
Crystal Park	5		2,206,000	67.3%		$249,212
Crystal Gateway	5		1,478,000	94.6%		203,889
Crystal Square	4		1,426,000	96.0%		188,633
Crystal Plaza	7	(1)	1,266,000	88.5%		—
Crystal Mall	4		1,080,000	100.0%		49,214
Crystal City Hotel	1		266,000	100.0%		—
1919 S. Eads Street	1		96,000	57.4%		11,757
Crystal Drive Retail	1		56,000	82.5%		—
Total Crystal City	28		7,874,000	86.4%		702,705
Skyline	7		2,080,000	94.7%		128,732
Courthouse Plaza (ground leased through 2062)	2		622,000	97.9%		75,971
Warner Building	1		603,000	91.4%		149,953
Reston Executive	3		486,000	87.5%		93,000
One Skyline Tower	1		479,000	95.8%		62,725
Tysons Dulles	3		478,000	95.1%		—
Commerce Executive	3		384,000	90.7%		51,122
2101 L Street	1		354,000	99.5%		—
1750 Pennsylvania Avenue	1		260,000	97.9%		48,359
1150 17th Street	1		230,000	91.9%		31,397
Bowen Building	1		230,000	100.0	%(2)	62,099
Democracy Plaza I (ground leased through 2084)	1		210,000	97.4%		—
1101 17th Street	1		209,000	99.3%		26,001
1730 M Street (ground leased through 2061)	1		194,000	89.8%		16,233
1140 Connecticut Avenue	1		183,000	95.1%		19,231
Arlington Plaza	1		179,000	94.0%		14,393
South Capitol	3		58,000	96.9%		—
Partially-owned:
H Street equity interests (4% to 50% interests)	18		2,018,400	N/A	(3)	N/A	(3)
Rosslyn Plaza (46% interest)	6		431,000	96.0%		27,280
Fairfax Square (20% interest)	3		105,000	95.7%		13,247
Kaempfer equity interests (2.5% to 7.5%)	4		60,000	95.3%		7,733
Total Washington D.C.	91		17,727,400	91.2%		$1,530,181

(1)          Includes Crystal Plaza Two, Three and Four containing an aggregate of 574,000 square feet which have been taken out of service for redevelopment and not included in Percent Leased.

(2)          Based on 189,000 square feet placed into service as of December 31, 2005.

(3)          Due to ongoing litigation, access to occupancy percentage and encumbrances are not available.

RETAIL PROPERTIES SEGMENT

The Company owns 111 retail properties, of which 61 are strip shopping centers located in the Northeast and Mid-Atlantic; 25 are supermarkets in Southern California; 7 are regional malls located in New York, New Jersey and San Juan, Puerto Rico; and 18 are retail properties located in New York City. The Company’s strip shopping centers and malls are generally located on major regional highways in mature, densely populated areas. The Company believes these properties attract consumers from a regional, rather than a neighborhood market place because of their location on regional highways.

Strip Shopping Centers:

The Company’s strip shopping centers contain an aggregate of 10.8 million square feet and are substantially (over 80%) leased to large stores (over 20,000 square feet). Tenants include destination retailers such as discount department stores, supermarkets, home improvement stores, discount apparel stores and membership warehouse clubs. Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price and location.

Regional Malls:

The Green Acres Mall in Long Island, New York contains 1.6 million square feet, and is anchored by four major department stores: Sears, J.C. Penney, Federated Department Stores, doing business as Macy’s and Macy’s Men’s Furniture Gallery. The complex also includes The Plaza at Green Acres, a 175,000 square foot strip shopping center which is anchored by Wal-Mart and National Wholesale Liquidators. The Company plans to renovate the interior and exterior of the mall and construct 100,000 square feet of free-standing retail space and parking decks in the complex, subject to governmental approvals. In addition, the Company has entered into a ground lease with B.J.’s Wholesale Club who will construct its own free-standing store in the mall complex. The expansion and renovation are expected to be completed in 2007.

The Monmouth Mall in Eatontown, New Jersey, owned 50% by the Company, contains 1.4 million square feet and is anchored by four department stores; Macy’s, Lord & Taylor, J.C. Penney and Boscovs, three of which own their stores aggregating 719,000 square feet. The joint venture plans to construct 80,000 square feet of free-standing retail space in the mall complex, subject to governmental approvals. The expansion is expected to be completed in 2007.

The Broadway Mall in Hicksville, Long Island, New York, contains 1.2 million square feet and is anchored by Macy’s, Ikea, Multiplex Cinema and Target, which owns its store containing 141,000 square feet.

The Bergen Mall in Paramus, New Jersey, as currently exists, contains 900,000 square feet. The Company plans to demolish approximately 300,000 square feet and construct approximately 580,000 square feet of retail space, which will bring the total square footage of the mall to approximately 1,360,000, including 180,000 square feet to be built by Target on land leased from the Company. As of December 31, 2005, the Company has taken 480,000 square feet out of service for redevelopment and leased 236,000 square feet to Century 21 and Whole Foods. All of the foregoing is subject to governmental approvals. The expansion and renovations, as planned, are expected to be completed in 2008.

The Montehiedra Mall in San Juan, Puerto Rico, contains 563,000 square feet and is anchored by Home Depot, Kmart, and Marshalls.

The South Hills Mall in Poughkeepsie, New York, contains 668,000 square feet and is anchored by Kmart and Burlington Coat Factory. The Company plans to redevelop and retenant the mall, subject to governmental approvals.

The Las Catalinas Mall in San Juan, Puerto Rico, contains 495,000 square feet and is anchored by Kmart and Sears, which owns its 140,000 square foot store.

Occupancy and average annual base rent per square foot:

At December 31, 2005, the aggregate occupancy rate for the 16,169,000 square feet of Retail Properties was 95.6%.

Strip Shopping Centers:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Base Rent Per Square Foot
2005	10,750,000	95.5%	$12.07
2004	9,931,000	94.5%	12.00
2003	8,798,000	92.3%	11.91
2002	9,295,000	85.7%	11.11
2001	9,008,000	89.0%	10.60

Regional Malls:

	Rentable		Average Annual Base Rent Per Square Foot
As of December 31,	Square Feet	Occupancy Rate	Mall Tenants	Total
2005	4,817,000	96.2%	$31.83	$18.24
2004	3,766,000	93.1%	33.05	17.32
2003	3,766,000	94.1%	31.08	16.41
2002	2,875,000	95.4%	27.79	17.15
2001	2,293,000	98.7%	34.04	15.31

Manhattan Retail:

Manhattan retail is comprised of 18 properties containing 602,000 square feet, which were 90.9% occupied at December 31, 2005.

2005 revenue by type of retailer:

Industry	Percentage
Department Stores	17%
Family Apparel	15%
Supermarkets	13%
Home Improvement	8%
Restaurants	6%
Women’s Apparel	6%
Home Entertainment and Electronics	5%
Banking and Other Business Services	3%
Home Furnishings	2%
Sporting Goods	2%
Other	23%
100%

Shopping center lease terms range from five years or less in some instances for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for additional rents based on a percentage of tenants’ sales and pass through to tenants of the tenants’ share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant’s direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 1% of total shopping center revenues in 2005. None of the tenants in the Retail segment accounted for more than 10% of the Company’s 2005 total revenues.

Tenants accounting for 2% or more of 2005 Retail Properties revenues:

Tenant	Square Feet	2005 Revenues	Percentage of Retail Revenues	Percentage of Company Revenues

Wal-Mart/Sam’s Wholesale	1,599,000	$14,526,000	5.0%	0.6%
The Home Depot, Inc	758,000	11,540,000	3.9%	0.5%
Stop & Shop Companies, Inc. (Stop & Shop)	320,000	9,825,000	3.4%	0.4%
Kohl’s	716,000	7,719,000	2.6%	0.3%
Hennes & Mauritz	60,000	7,242,000	2.5%	0.3%
The TJX Companies, Inc.	455,000	7,345,000	2.5%	0.3%

Lease expirations as of December 31, 2005 assuming none of the tenants exercise renewal options:

			Percentage of	Annual Rent of
	Number of	Square Feet	Retail	Expiring Leases
Year	Expiring Leases	of Expiring Leases	Properties Square Feet	Total	Per Square Foot

Month to month	61	135,000	0.9%	$2,578,000	$19.16
2006	96	497,000	3.3%	6,702,000	13.48
2007	149	706,000	4.7%	12,787,000	18.12
2008	183	1,410,000	9.3%	18,087,000	12.83
2009	123	792,000	5.2%	16,058,000	20.28
2010	93	762,000	5.0%	12,810,000	16.81
2011	82	1,121,000	7.4%	15,487,000	13.81
2012	47	481,000	3.2%	7,399,000	15.39
2013	78	999,000	6.6%	16,306,000	16.32
2014	75	994,000	6.6%	17,008,000	17.12
2015	84	727,000	4.8%	14,999,000	20.64

2005 Retail Properties Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot (1)

North Plainfield, NJ	143,000	$6.12
Norfolk, VA	113,000	5.85
Dover, NJ	87,000	13.20
Montehiedra, Puerto Rico	65,000	26.21
Wyomissing, PA	47,000	15.50
Green Acres Mall, Valley Stream, NY	38,000	35.86
Monmouth Mall, Eatontown, NJ (50%)	33,000	34.45
Woodbridge, NJ	32,000	19.83
Lawnside, NJ	31,000	14.00
Allentown, PA	29,000	19.44
Newington, CT	29,000	15.96
Cherry Hill, NJ	27,000	12.34
Towson, MD	23,000	14.00
Broomall, PA	23,000	12.00
Bricktown, NJ	20,000	17.22
Jersey City, NJ	15,000	25.00
Bensalem, PA	15,000	19.73
Middletown, NJ	14,000	20.48
Waterbury, CT	11,000	12.00
Delran, NJ	10,000	12.00
Bethlehem, PA	10,000	9.46
Bordentown, PA	9,000	11.00
East Hanover, NJ	9,000	23.77
Morris Plains, NJ	8,000	32.55
Las Catalinas, Puerto Rico	7,000	51.07
Hackensack, NJ	4,000	32.64
North Bergen, NJ	4,000	28.00
484 Eighth Avenue, Manhattan, NY	4,000	135.38
Bergen Mall, Paramus, NJ	3,000	32.52
Staten Island, NY	1,000	30.25
	864,000	16.30

(1)          Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Retail Properties owned by the Company as of December 31, 2005:

	Approximate Leasable Building Square Footage
Location	Owned/ Leased by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
REGIONAL MALLS:
Green Acres Mall, Valley Stream, NY (1) (excludes 200,000 square feet in development)	1,520,000	79,000	93.2%	$143,250
Broadway Mall, Hicksville, NY	789,000	235,000	97.4%	94,783
Monmouth Mall, Eatontown, NJ (50% ownership)	718,000	—	95.4%	165,000
Montehiedra, Puerto Rico	563,000	—	97.1%	57,095
South Hills Mall, Poughkeepsie, NY (excludes 176,000 square feet in development)	492,000	—	100.0%	—
Bergen Mall, Paramus, NJ (excludes 893,000 square feet in development)	425,000	—	100.0%	—
Las Catalinas, Puerto Rico	355,000	—	96.4%	64,589
Total Regional Malls	4,862,000	314,000	96.1%	$524,717
Vornado’s ownership interest	4,503,000	314,000	96.2%	$442,217
STRIP SHOPPING CENTERS:
NEW JERSEY
East Hanover I and II	347,000	6,000	99.0%	$26,354	(2)
Bricktown	260,000	3,000	100.0%	15,743	(2)
East Brunswick I	221,000	10,000	100.0%	21,982	(2)
Hackensack	209,000	66,000	93.7%	24,150	(2)
North Plainfield (ground leased through 2060)	219,000	—	80.6%	10,509	(2)
Manalapan	196,000	2,000	100.0%	12,099	(2)
Middletown	180,000	52,000	99.1%	15,882	(2)
Bordentown	179,000	—	100.0%	7,791	(2)
Totowa	177,000	140,000	100.0%	28,520	(2)
Morris Plains	176,000	1,000	97.9%	11,626	(2)
Marlton	174,000	7,000	95.0%	11,765	(2)
Dover	173,000	—	91.9%	7,096	(2)
Lodi	171,000	—	100.0%	9,066	(2)
Delran	168,000	3,000	95.5%	6,206	(2)
Lawnside	142,000	3,000	100.0%	10,230	(2)
Union	120,000	159,000	98.4%	32,389	(2)
Turnersville	89,000	7,000	100.0%	3,946	(2)
Woodbridge	88,000	140,000	98.0%	21,349	(2)
Lodi II	85,000	—	100.0%	11,889
Jersey City	66,000	170,000	100.0%	18,488	(2)
Cherry Hill	58,000	206,000	100.0%	14,479	(2)
Watchung	50,000	116,000	98.3%	13,068	(2)
Eatontown	32,000	—	25.0%	—
Kearny	32,000	72,000	100.0%	3,609	(2)
Montclair	18,000	—	100.0%	1,858	(2)
North Bergen	7,000	55,000	100.0%	3,827	(2)
East Brunswick II (excludes 167,000 square feet in development)	—	—	—%	8,031
Total New Jersey	3,637,000	1,218,000	97.3%	351,952
NEW YORK
Buffalo (Amherst) (ground leased through 2017)	184,000	112,000	81.5%	6,766	(2)
Freeport	167,000	—	100.0%	14,291	(2)
Staten Island	165,000	—	95.5%	20,095
Rochester (Henrietta) (ground leased through 2056)	158,000	—	67.1%	—
Albany (Menands)	140,000	—	74.0%	6,004	(2)
New Hyde Park (ground and building leased through 2029)	101,000	—	100.0%	7,213	(2)
Inwood	100,000	—	91.6%	—
Bronx (excludes 56,000 square feet in development)	11,000	—	100.0%	—

	Approximate Leasable Building Square Footage
Location	Owned/ Leased by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
North Syracuse (ground and building leased through 2014)	—	98,000	100.0%	—
Rochester	—	205,000	100.0%	—
Total New York	1,026,000	415,000	89.0%	54,369
PENNSYLVANIA
Allentown	269,000	357,000	100.0%	22,443	(2)
10th and Market Streets, Philadelphia	221,000	—	93.4%	8,645	(2)
Bensalem	170,000	8,000	98.9%	6,202	(2)
Bethlehem	159,000	—	98.9%	3,925	(2)
Broomall	147,000	22,000	100.0%	9,438	(2)
Upper Moreland	122,000	—	100.0%	6,710	(2)
York	111,000	—	66.1%	3,968	(2)
Levittown	105,000	—	100.0%	3,171	(2)
Wyomissing (ground and building leased through 2065)	82,000	—	82.5%	—
Wilkes-Barre (ground and building leased through 2040)	81,000	—	50.1%	—
Lancaster	58,000	170,000	100.0%	—
Glenolden	10,000	92,000	100.0%	7,079	(2)
Total Pennsylvania	1,535,000	649,000	94.9%	71,581
MARYLAND
Baltimore (Towson)	152,000	—	52.2%	10,998	(2)
Annapolis (ground and building leased through 2042)	128,000	—	100.0%	—
Rockville	94,000	—	100.0%	15,207
Glen Burnie	65,000	56,000	100.0%	5,660	(2)
Total Maryland	439,000	56,000	85.3%	31,865
CONNECTICUT
Waterbury	143,000	5,000	100.0%	5,959	(2)
Newington	43,000	145,000	100.0%	6,321	(2)
Total Connecticut	186,000	150,000	100.0%	12,280
MASSACHUSETTS
Milford (ground and building leased through 2019)	83,000	—	100.0%	—
Springfield	8,000	117,000	93.6%	3,017	(2)
Chicopee	—	156,000	100.0%	—
Total Massachusetts	91,000	273,000	97.8%	3,017
CALIFORNIA
Beverly Connection, Los Angeles (50% ownership) (excludes 50,000 square feet in development)	188,000	—	100.0%	69,003
Supermarkets:
Colton	73,000	—	100.0%	—
Riverside	42,000	—	100.0%	—
San Bernadino	40,000	—	100.0%	—
Riverside	39,000	—	100.0%	—
Mojave (ground leased through 2079)	34,000	—	100.0%	—
Corona (ground leased through 2079)	33,000	—	100.0%	—
Yucaipa	31,000	—	100.0%	—
Moreno Valley	30,000	—	100.0%	—
Barstow	30,000	—	100.0%	—
San Bernadino	30,000	—	100.0%	—
Beaumont	29,000	—	100.0%	—
Calimesa	29,000	—	100.0%	—
Desert Hot Springs	29,000	—	100.0%	—
Rialto	29,000	—	100.0%	—

	Approximate Leasable Building Square Footage
Location	Owned/ Leased by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
Anaheim	26,000	—	100.0%	—
Colton	26,000	—	100.0%	—
Fontana	26,000	—	100.0%	—
Garden Grove	26,000	—	100.0%	—
Orange	26,000	—	100.0%	—
Santa Ana	26,000	—	100.0%	—
Westminister	26,000	—	100.0%	—
Ontario	24,000	—	100.0%	—
Rancho Cucamonga	24,000	—	100.0%	—
Costa Mesa	18,000	—	100.0%	—
Costa Mesa	17,000	—	100.0%	—
Total California	951,000	—	100.0%	69,003
OTHER STATES:
Norfolk. VA (ground and building leased through 2069)	114,000	—	100.0%	—
Roseville, MI	104,000	—	100.0%	—
Total Other States	218,000	—	100.0%	$—
Total Strip Centers	8,083,000	2,761,000	95.5%	$594,067
Vornado’s ownership interest	7,989,000	2,761,000	95.5%	$559,565

OTHER RETAIL:
NEW YORK (Manhattan)
4 Union Square South	204,000	—	97.3%	$—
478-486 Broadway (50%)	81,000	—	75.8%	20,000
25 West 14th Street	62,000	—	89.5%	—
435 Seventh Avenue	43,000	—	100.0%	—
692 Broadway	36,000	—	100.0%	—
1135 Third Avenue	25,000	—	100.0%	—
7 West 34th Street	23,000	—	100.0%	—
715 Lexington Avenue (ground leased thru 2041)	23,000	—	100.0%	—
828-850 Madison Avenue	18,000	—	100.0%	—
484 Eighth Avenue	14,000	—	100.0%	80,000
40 East 66th Street	10,000	—	75.3%	—
424 Sixth Avenue	10,000	—	100.0%	—
387 West Broadway	9,000	—	100.0%	—
968 Third Avenue (50%)	6,000	—	100.0%	—
211-217 Columbus Avenue	6,000	—	100.0%	—
825 Seventh Avenue	4,000	—	100.0%	—
386 West Broadway	4,000	—	100.0%	4,951
NEW YORK (Queens)
99-01 Queens Boulevard	68,000	—	55.0%	—
Total Other Retail	646,000	—	90.0%	$104,951
Vornado’s ownership interest	602,000	—	90.9%	$94,951

Total Retail Properties	13,591,000	3,075,000	95.5%	$1,223,735
Vornado’s Ownership Interest	13,094,000	3,075,000	95.6%	$1,096,733

ASSETS HELD FOR SALE:
Vineland, New Jersey	143,000	—	—	—

(1)          Approximately 10% ground and building leased through 2039.

(2)          These encumbrances are cross-collateralized under a blanket mortgage in the amount of $469,842,000 as of December 31, 2005.

MERCHANDISE MART PROPERTIES SEGMENT

The Merchandise Mart Properties are a portfolio of 10 properties containing an aggregate of 9.5 million square feet. The Merchandise Mart Properties also contain eight parking garages totaling 1,191,000 square feet (3,700 spaces). The garage space is excluded from the statistics provided in this section.

Square feet by location and use as of December 31, 2005.

			Showroom
(Amounts in thousands)	Total	Office	Total	Permanent	Temporary Trade Show	Retail
Chicago, Illinois
Merchandise Mart	3,447	1,028	2,348	1,962	386	71
350 West Mart Center	1,206	1,078	128	128	—	—
33 North Dearborn	336	322	—	—	—	14
Other	19	—	—	—	—	19
Total Chicago, Illinois	5,008	2,428	2,476	2,090	386	104

HighPoint, North Carolina
Market Square Complex	1,753	—	1,738	1,178	560	15
National Furniture Mart	259	—	259	259	—	—
Total HighPoint, North Carolina	2,012	—	1,997	1,437	560	15

Washington, D.C.
Washington Design Center	392	72	320	320	—	—
Washington Office Center	397	365	—	—	—	32
Total Washington, D.C.	789	437	320	320	—	32

Los Angeles, California
L.A. Mart	778	—	778	724	54	—

Boston, Massachusetts
Boston Design Center	553	129	417	417	—	7

New York, New York
7 West 34th Street	408	106	302	302	—	—

Total Merchandise Mart Properties	9,548	3,100	6,290	5,290	1,000	158

Occupancy rate	95.5%	97.0%	94.7%			98.7%

Office Space

Occupancy and average annual escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2005	3,100,000	97.0%	$26.42
2004	3,261,000	96.5%	27.59
2003	3,249,000	93.6%	27.73
2002	3,262,000	92.8%	26.32
2001	3,320,000	90.8%	25.09

Merchandise Mart Properties 2005 office revenues by tenants’ industry:

Industry	Percentage
Service	33%
Government	21%
Banking	13%
Telecommunications	11%
Publications	7%
Education	6%
Pharmaceutical	4%
Insurance	3%
Other	2%
100%

Office lease terms generally range from three to seven years for smaller tenants to as long as 15 years for large tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenants’ share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a sub-metered basis or included in rent and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction of its premises.

Office tenants accounting for 2% or more of Merchandise Mart Properties’ 2005 revenues:

Tenant	Square Feet Leased	2005 Revenues	Percentage of Segment Revenues	Percentage of Company Revenues
U.S. Government	359,000	$12,703,000	4.7%	0.5%
SBC Ameritech	234,000	7,080,000	2.6%	0.3%
WPP Group	228,000	5,938,000	2.2%	0.2%
Bank of America	205,000	5,523,000	2.0%	0.2%

2005 leasing activity – Merchandise Mart Properties office space:

	Square Feet	Average Initial Rent Per Square Foot (1)
Merchandise Mart	180,000	$22.45
33 North Dearborn	73,000	23.11
Washington Office Center	18,000	43.89
350 West Mart Center	2,000	44.12
Total	273,000	24.17

(1)          Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Lease expirations for Merchandise Mart Properties office space as of December 31, 2005 assuming none of the tenants exercise renewal options:

			Percentage of	Annual Escalated
			Merchandise Mart	Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases	Office Square Feet	Total	Per Square Foot
Month to month	11	14,000	0.5%	$86,000	$6.30
2006	24	225,000	7.5%	5,660,000	25.16
2007	20	241,000	8.0%	5,885,000	24.41
2008	27	248,000	8.2%	6,715,000	27.10
2009	14	333,000	11.1%	8,619,000	25.88
2010	15	396,000	13.2%	12,980,000	32.78
2011	14	267,000	8.9%	8,475,000	31.77
2012	11	117,000	3.9%	2,643,000	22.55
2013	13	139,000	4.6%	3,937,000	28.26
2014	14	133,000	4.4%	5,785,000	43.45
2015	9	135,000	4.5%	2,842,000	21.06

Showroom Space

The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, gift, carpet, residential furnishings, building products, crafts, apparel and design industries. Merchandise Mart Properties own and operate five of the leading furniture and gift trade shows including the contract furniture industry’s largest trade show, NeoCon, which attracts over 46,000 attendees each June and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry’s semi-annual (April and October) market weeks which occupy over 12,000,000 square feet in the High Point, North Carolina region.

Occupancy and average escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2005	6,290,000	94.7%	$24.04
2004	5,589,000	97.6%	23.08
2003	5,640,000	95.1%	22.35
2002	5,528,000	95.2%	21.46
2001	5,532,000	95.5%	22.26

2005 showroom revenues by tenants’ industry:

Industry	Percentage
Residential Furnishings	24%
Gift	24%
Residential Design	22%
Contract Furnishings	16%
Apparel	6%
Casual Furniture	5%
Building Products	3%
100%

2005 Leasing Activity:

	Square Feet	Average Initial Rent Per Square Foot(1)
Merchandise Mart	384,000	$32.84
Market Square Complex	337,000	17.91
7 West 34th Street	186,000	42.20
L.A. Mart	173,000	17.58
Washington Design Center	46,000	34.38
350 West Mart Center	24,000	24.70
Total	1,150,000	27.58

(1)          Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

Lease expirations for the Merchandise Mart Properties showroom space as of December 31, 2005 assuming none of the tenants exercise renewal options:

			Percentage of	Annual Escalated
			Merchandise Mart	Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases	Showroom Square Feet	Total	Per Square Foot
Month to month	6	5,000	0.1%	$46,000	$9.65
2006	227	541,000	9.1%	14,178,000	26.19
2007	234	893,000	15.0%	20,076,000	22.48
2008	223	606,000	10.2%	15,854,000	26.18
2009	149	602,000	10.1%	14,727,000	24.44
2010	152	777,000	13.1%	19,432,000	24.99
2011	53	291,000	4.9%	7,216,000	24.81
2012	28	135,000	2.3%	3,795,000	28.06
2013	48	294,000	4.9%	8,265,000	28.11
2014	29	212,000	3.6%	4,820,000	22.78
2015	25	151,000	2.5%	3,463,000	22.93

Retail Space

The Merchandise Mart Properties portfolio also contains approximately 158,000 square feet of retail space which was 98.7% occupied at December 31, 2005.

Merchandise Mart Properties owned by the Company as of December 31, 2005:

Location	Approximate Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
ILLINOIS
Merchandise Mart, Chicago	3,447,000	96.4%	$—
350 West Mart Center, Chicago	1,206,000	96.3%	—
33 North Dearborn Street, Chicago	336,000	95.3%	—
Other (50% interest)	19,000	95.6%	12,261
Total Illinois	5,008,000	96.3%	12,261

HIGH POINT, NORTH CAROLINA
Market Square Complex	1,753,000	97.6%	92,235
National Furniture Mart	259,000	98.3%	12,404
Total High Point, North Carolina	2,012,000	97.6%	104,639

WASHINGTON, D.C.
Washington Office Center	397,000	99.2%	46,932
Washington Design Center	392,000	99.5%	—
Total Washington, D.C.	789,000	99.3%	46,932

CALIFORNIA
L.A. Mart	778,000	92.3%	—

MASSACHUSETTS
Boston Design Center (ground leased through 2060)	553,000	96.4%	72,000

NEW YORK
7 West 34th Street	408,000	72.6%	—

Total Merchandise Mart Properties	9,548,000	95.5%	$235,832

TEMPERATURE CONTROLLED LOGISTICS SEGMENT

The Company owns a 47.6% interest in AmeriCold Logistics.   AmeriCold Logistics, headquartered in Atlanta, Georgia, provides the food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production, distribution and public facilities. In addition, AmeriCold Logistics manages facilities owned by its customers for which it earns fixed and incentive fees. Production facilities typically serve one or a small number of customers, generally food processors that are located nearby. Customers store large quantities of processed or partially processed products in these facilities until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers’ finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. Public facilities generally serve the needs of local and regional customers under short-term agreements. Food manufacturers and processors use these facilities to store capacity overflow from their production facilities or warehouses. AmeriCold Logistics’ transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics’ temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

AmeriCold Logistics’ customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations, such as H.J. Heinz, Con-Agra Foods, Altria Group (Kraft Foods), Sara Lee, Tyson Foods, and General Mills. H.J. Heinz and Con-Agra Foods accounted for 15.3% and 11.0% of this segment’s total revenue, respectively. No other customer in this segment accounts for more than 10% of this segment’s revenue.

As of December 31, 2005, AmeriCold Logistics had $724,187,000 of outstanding debt which is consolidated into the accounts of the Company.

Temperature Controlled Logistics Properties as of December 31, 2005:

Property	Cubic Feet (in millions)	Square Feet (in thousands)	Property	Cubic Feet (in millions)	Square Feet (in thousands)

ALABAMA			ILLINOIS
Birmingham	2.0	85.6	Rochelle	6.0	179.7
Montgomery	2.5	142.0	East Dubuque	5.6	215.4
Gadsden (1)	4.0	119.0		11.6	395.1
Albertville	2.2	64.5
	10.7	411.1	INDIANA
ARIZONA			Indianapolis	9.1	311.7
Phoenix	2.9	111.5
			IOWA
ARKANSAS			Fort Dodge	3.7	155.8
Fort Smith	1.4	78.2	Bettendorf	8.8	336.0
West Memphis	5.3	166.4		12.5	491.8
Texarkana	4.7	137.3	KANSAS
Russellville	5.6	164.7	Wichita	2.8	126.3
Russellville	9.5	279.4	Garden City	2.2	84.6
Springdale	6.6	194.1		5.0	210.9
	33.1	1,020.1	KENTUCKY
CALIFORNIA			Sebree	2.7	79.4
Ontario (1)	8.1	279.6
Fullerton (1)	2.8	107.7	MAINE
Turlock	2.5	108.4	Portland	1.8	151.6
Watsonville (1)	5.4	186.0
Turlock	3.0	138.9	MASSACHUSETTS
Ontario	1.9	55.9	Gloucester	1.9	95.5
	23.7	876.5	Gloucester	2.8	95.2
COLORADO			Gloucester	2.4	126.4
Denver	2.8	116.3	Boston	3.1	218.0
				10.2	535.1
FLORIDA			MINNESOTA
Tampa	0.4	22.2	Park Rapids (50% interest)
Plant City	0.8	30.8		3.0	86.8
Bartow	1.4	56.8
Tampa	2.9	106.0	MISSOURI
Tampa (1)	1.0	38.5	Marshall	4.8	160.8
	6.5	254.3	Carthage	42.0	2,564.7
				46.8	2,725.5
GEORGIA			MISSISSIPPI
Atlanta	11.1	476.7	West Point	4.7	180.8
Atlanta	2.9	157.1
Augusta	1.1	48.3	NEBRASKA
Atlanta	11.4	334.7	Fremont	2.2	84.6
Atlanta	5.0	125.7	Grand Island	2.2	105.0
Montezuma	4.2	175.8		4.4	189.6
Atlanta	6.9	201.6	NEW YORK
Thomasville	6.9	202.9	Syracuse	11.8	447.2
	49.5	1,722.8
IDAHO			NORTH CAROLINA
Burley	10.7	407.2	Charlotte	1.0	58.9
Nampa	8.0	364.0	Charlotte	4.1	164.8
	18.7	771.2	Tarboro	4.9	147.4
				10.0	371.1

Property	Cubic Feet (in millions)	Square Feet (in thousands)

OHIO
Massillon	5.5	163.2

OKLAHOMA
Oklahoma City	0.7	64.1
Oklahoma City	1.4	74.1
	2.1	138.2
OREGON
Hermiston	4.0	283.2
Milwaukee	4.7	196.6
Salem	12.5	498.4
Woodburn	6.3	277.4
Ontario	8.1	238.2
	35.6	1,493.8
PENNSYLVANIA
Leesport	5.8	168.9
Fogelsville	21.6	683.9
	27.4	852.8

SOUTH CAROLINA
Columbia	1.6	83.7

SOUTH DAKOTA
Sioux Falls	2.9	111.5

TENNESSEE
Memphis	5.6	246.2
Memphis	0.5	36.8
Murfreesboro	4.5	106.4
	10.6	389.4
TEXAS
Amarillo	3.2	123.1
Fort Worth	3.4	102.0
	6.6	225.1
UTAH
Clearfield	8.6	358.4

VIRGINIA
Norfolk	1.9	83.0
Strasburg	6.8	200.0
	8.7	283.0
WASHINGTON
Burlington	4.7	194.0
Moses Lake	7.3	302.4
Walla Walla	3.1	140.0
Connell	5.7	235.2
Wallula	1.2	40.0
Pasco	6.7	209.0
	28.7	1,120.6
WISCONSIN
Tomah	4.6	161.0
Babcock	3.4	111.1
Plover	9.4	358.4
	17.4	630.5

Total Temperature Controlled Logistics Properties	437.2	17,310.6

(1)    Leasehold interest.

TOYS “R” US, INC. (“TOYS”) SEGMENT

On July 21, 2005, a joint venture owned equally by the Company, Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys for $26.75 per share in cash or approximately $6.6 billion. In connection therewith, the Company invested $428,000,000 of the $1.3 billion of equity in the venture, consisting of $407,000,000 in cash and $21,000,000 in Toys common shares held by the Company. Toys “R” Us (“Toys”) is a worldwide specialty retailer of toys and baby products with a significant real estate component. On January 9, 2006, Toys announced plans and is in the process of closing 87 Toys “R” Us stores in the United States, of which twelve stores will be converted into Babies “R” Us stores, five leased properties are expiring and one has been sold. Vornado is handling the leasing and disposition of the remaining 69 stores.

The following table sets forth the number of stores, after giving effect to the store closings announced in January 2006:

	Total	Owned	Building Owned on Leased Ground	Leased
Toys – Domestic	587	273	139	175
Toys – International	306	80	22	204
Babies “R” Us	242	36	88	118
Subtotal	1,135	389	249	497

Stores to be leased or sold	36	19	3	14
Stores leased to third parties as of February 28, 2006	25	10	7	8
Stores under sales contract	8	6	—	2
January 2006 store closings	69	35	10	24

Total Owned and Leased	1,204	424	259	521
Franchised	336
Total Owned, Leased and Franchised	1,540

At December 31, 2005, Toys “R” Us had $6,620,000,000 of outstanding debt, of which the Company’s 32.95% share is $2,181,000,000. This debt is non-recourse to Vornado.

OTHER INVESTMENTS

Alexander’s Inc. (“Alexander’s”)

The Company owns 33% of Alexander’s outstanding common shares.

Properties owned by Alexander’s as of December 31, 2005.

Location	Land Area in Square Feet or Acreage	Building Area/ Number of Floors		Percent Leased	Significant Tenants	Encumbrances (in thousands)
Operating Properties
New York:
731 Lexington Avenue—Manhattan: Office and Retail	84,420 SF	1,059,000	(1)/31	99%	Bloomberg Citibank The Home Depot The Container Store Hennes & Mauritz	$720,000

Kings Plaza Regional Shopping Center—Brooklyn	24.3 acres	759,000	/2 (2)(3)	99.0%	Sears 123 Mall Tenants	210,539

Rego Park I—Queens	4.8 acres	351,000	/3 (2)	100.0%	Sears Circuit City Bed, Bath & Beyond Marshalls	80,926

Flushing—Queens (4)	44,975 SF	177,000	/4(2)	0%		—

New Jersey:
Paramus—New Jersey	30.3 acres	—		100.0%	IKEA	68,000
		2,346,000				$1,079,465
Development Property
Rego Park II—Queens	10.0 acres

(1)          Excludes 248,000 net saleable square feet of residential space consisting of 105 condominium units.

(2)          Excludes parking garages.

(3)          Excludes 339,000 square foot Macy’s store, owned and operated by Federated Department Stores, Inc.

(4)          Leased by Alexander’s through January 2027.

731 Lexington Avenue

731 Lexington Avenue is a 1.1 million square foot multi-use building. The building contains approximately 885,000 net rentable square feet of office space, 174,000 net rentable square feet of retail space. 731 Lexington Avenue also contains approximately 248,000 net saleable square feet of residential space consisting of 105 condominium units (through a taxable REIT subsidiary (“TRS”)).

As of December 31, 2005, (i) 100% of the property’s 885,000 square feet of office space has been leased, of which 697,000 square feet is leased to Bloomberg L.P. and 176,000 square feet is leased to Citibank N.A; (ii) 169,000 square feet of retail space is leased as of December 31, 2005 to, among others, The Home Depot, Hennes & Mauritz and The Container Store; and (iii) 100 of the 105 condominium units have been sold and closed.

Newkirk Master Limited Partnership and Affiliates (“Newkirk MLP”)

Newkirk MLP is controlled by its general partner Newkirk Realty Trust, a real estate investment trust (NYSE: NKT). At December 31, 2005, the Company owns 10,186,991 limited partnership units (representing a 15.8% interest) of Newkirk MLP, which are exchangeable on a one-for-one basis into common shares of Newkirk Realty Trust after an IPO blackout period that expires on November 7, 2006. Newkirk MLP owns 16,775,000 square feet of real estate across 35 states. In addition to its ownership interest in Newkirk MLP, the Company has a 20.0% interest in NKT Advisor LLC, which is the real estate advisor to Newkirk MLP and Newkirk Realty Trust.

Real estate owned by Newkirk MLP throughout the United States as of December 31, 2005:

	Number of Properties	Square Feet
Office	36	6,909,000
Retail	148	5,274,000
Other	19	4,592,000
	203	16,775,000

As of December 31, 2005, the occupancy rate of Newkirk MLP’s properties is 96.5%. Newkirk MLP has $742,879,000 of debt outstanding at December 31, 2005, of which the Company’s pro-rata share is $117,375,000, none of which is recourse to the Company.

Tenants accounting for 2% or more of Newkirk MLP’s revenues in 2005:

Tenant	Square Feet Leased	2005 Revenues	Percentage
Raytheon	2,286,000	$40,421,000	16.3%
The Saint Paul Co.	530,000	25,532,000	10.3%
Albertson’s Inc.	2,843,000	25,378,000	10.3%
Honeywell	728,000	19,799,000	8.0%
Federal Express	592,000	14,812,000	6.0%
Owens-Illinois	707,000	13,363,000	5.4%
Entergy Gulf States	489,000	12,147,000	4.9%
Safeway Inc.	736,000	8,543,000	3.5%
Hibernia Bank	403,000	8,196,000	3.3%
Nevada Power Company	282,000	7,189,000	2.9%
The Kroger Company	474,000	6,920,000	2.8%
Xerox	379,000	5,940,000	2.4%
Cheeseborough/Ragu	485,000	5,602,000	2.3%

Primary lease terms range from 20 to 25 years from their original commencement dates with rents, typically above market, which fully amortize the first mortgage debt during the original lease terms. In addition, tenants generally have multiple renewal options, with rents, on average, below market.

Lease expirations as of December 31, 2005 assuming none of the tenants exercise renewal options:

	Number of		Percentage of	Annual Escalated
	Expiring	Square Feet of	Newkirk MLP	Rent of Expiring Leases
Year	Leases	Expiring Leases	Square Feet	Total	Per Square Foot
2006	14	1,344,000	8.0%	$18,413,000	$13.70
2007	32	3,005,000	17.9%	37,460,000	12.46
2008	63	5,756,000	34.3%	98,236,000	17.07
2009	44	2,685,000	16.0%	56,249,000	20.95
2010	12	1,295,000	7.7%	5,911,000	4.56
2011	16	1,158,000	6.9%	10,461,000	9.03
2012	9	395,000	2.4%	4,796,000	12.14
2013	1	40,000	0.2%	870,000	21.96
2014	1	282,000	1.7%	7,189,000	25.49
2015	—	—	—	—	—

Hotel Pennsylvania

The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Rental information:
Hotel:

Average occupancy rate	83.7%	78.9%	63.7%	64.7%	63.0%
Average daily rate	$115.74	$97.36	$89.12	$89.44	$110.00
Revenue per available room	$96.85	$77.56	$58.00	$58.00	$70.00

Commercial:
Office space:
Average occupancy rate	38.7%	39.7%	39.7%	47.8%	51.3%
Annual rent per square feet	$10.70	$10.04	$9.92	$13.36	$16.39

Retail space:
Average occupancy rate	79.8%	90.7%	89.8%	92.6%	56.2%
Annual rent per square feet	$26.02	$29.67	$28.11	$28.06	$41.00

GMH Communities L.P.

GMH Communities L.P. (“GMH”) is a partnership through which GMH Communities Trust (“GCT”), a real estate investment trust (NYSE: GCT), conducts its operations which are focused on the student and military housing segments. As of December 31, 2005, GMH owns 56 student housing properties aggregating 13.3 million square feet and manages an additional 18 properties that serve colleges and universities throughout the United States. In addition, GMH manages 18 military housing projects in the U.S. under long-term agreements with the U.S. Government.

As of December 31, 2005, the Company owns (i) 7,337,857 GMH limited partnership units, which are exchangeable on a one-for-one basis into common shares of GCT, (ii) 700,000 GCT common shares and (iii) warrants to purchase 5,884,727 GMH limited partnership units or GCT common shares at a price of $8.50 per unit or share through May 6, 2006. The Company’s aggregate ownership interest in GMH is 11.3% at December 31, 2005.

GMH has $688,412,000 of debt outstanding at December 31, 2005, of which the Company’s pro-rata share is $77,791,000, none of which is recourse to the Company.

Industrial Properties

The Company’s dry warehouse/industrial properties consist of seven buildings in New Jersey containing approximately 1.5 million square feet. The properties are encumbered by two cross-collateralized mortgage loans aggregating $47,803,000 as of December 31, 2005. Average lease terms range from three to five years. The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past five years.

As of December 31,	Occupancy Rate	Average Annual Rent Per Square Foot
2005	100.0%	$4.19
2004	88.0%	3.96
2003	88.0%	3.86
2002	100.0%	3.89
2001	100.0%	3.69

220 Central Park South

On August 26, 2005, a joint venture in which the Company has a 90% interest, acquired a property located at 220 Central Park South in Manhattan for $136,550,000. The Company and its partner invested cash of $43,400,000 and $4,800,000, respectively, in the venture to acquire the property. The venture obtained a $95,000,000 mortgage loan which bears interest at LIBOR plus 3.50% (8.04% as of December 31, 2005) which is due in August 2006, with two six-month extensions. The property contains 122 rental apartments with an aggregate of 133,000 square feet and 5,700 square feet of commercial space.

40 East 66th Street

On July 25, 2005, the Company acquired a property located at Madison Avenue and East 66th Street in Manhattan for $158,000,000 in cash. The property contains 37 rental apartments with an aggregate of 85,000 square feet, and 10,000 square feet of retail space. The rental apartment operations are included in the Company’s Other segment and the retail operations are included in the Retail segment.

ITEM 3.                             LEGAL PROCEEDINGS

The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters, including in respect of the matter referred to below, is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Stop & Shop

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze the Company’s right to re-allocate which effectively terminated the Company’s right to collect the additional rent from Stop & Shop. On March 3, 2003, after the Company moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. The Company removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York Supreme Court. On February 14, 2005, the Company served an answer in which it asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, the Company filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed the Company’s motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. The Company intends to pursue its claims against Stop & Shop vigorously.

H Street Building Corporation (“H Street”)

On July 22, 2005, two corporations owned 50% by H Street filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that the Company encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships. The complaint seeks an unspecified amount of damages and a rescission of the Company’s acquisition of H Street. In addition, on July 29, 2005, a tenant under a ground lease with one of these corporations brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the Company’s acquisition of H Street violated a provision giving them a right of first offer and on that basis seeks a rescission of the Company’s acquisition and the right to acquire H Street for the price paid by the Company. On September 12, 2005, the Company filed a complaint against each of these corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages. These legal actions are currently in the discovery stage. The Company believes that the actions filed against the Company are without merit and that it will ultimately be successful in defending against them.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

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

Name	Age	PRINCIPAL OCCUPATION, POSITION AND OFFICE (current and during past five years with Vornado unless otherwise stated)
Steven Roth	64

Chairman of the Board, Chief Executive Officer and Chairman of the Executive Committee of the Board; the Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman since May 2004.

Michael D. Fascitelli	49

President and a Trustee since December 1996; President of Alexander’s Inc. since August 2000 and Director since December 1996; Partner at Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to December 1996; and Vice President at Goldman, Sachs & Co., prior to December 1992.

Michelle Felman	43

Executive Vice President—Acquisitions since September 2000; Independent Consultant to Vornado from October 1997 to September 2000; Managing Director-Global Acquisitions and Business Development of GE Capital from 1991 to July 1997.

David R. Greenbaum	54

President of the New York City Office Division since April 1997 (date of the Company’s acquisition); President of Mendik Realty (the predecessor to the New York City Office Properties Division) from 1990 until April 1997.

Christopher Kennedy	42

President of the Merchandise Mart Division since September 2000; Executive Vice President of the Merchandise Mart Division from April 1998 to September 2000; Executive Vice President of Merchandise Mart Properties, Inc. from 1994 to April 1998.

Joseph Macnow	60

Executive Vice President—Finance and Administration since January 1998 and Chief Financial Officer since March 2001; Vice President and Chief Financial Officer of the Company from 1985 to January 1998; Executive Vice President and Chief Financial Officer of Alexander’s, Inc. since August 1995.

Sandeep Mathrani	43	Executive Vice President—Retail Real Estate since March 2002; Executive Vice President, Forest City Ratner from 1994 to February 2002.

Mitchell N. Schear	47	President of Charles E. Smith Commercial Realty since April 2003; President of Kaempfer Company from 1998 to April 2003 (date acquired by the Company).

Wendy Silverstein	45	Executive Vice President—Capital Markets since April 1998; Senior Credit Officer of Citicorp Real Estate and Citibank, N.A. from 1986 to 1998.

Robert H. Smith	77

Chairman of Charles E. Smith Commercial Realty since January 2002 (date acquired by the Company); Co-Chief Executive Officer and Co-Chairman of the Board of Charles E. Smith Commercial Realty L.P. (the predecessor to Charles E. Smith Commercial Realty) prior to January 2002.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY. RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Vornado’s common shares are traded on the New York Stock Exchange under the symbol “VNO.”

Quarterly closing price ranges of the common shares and dividends paid per share for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31, 2005				Year Ended December 31, 2004
Quarter	High	Low	Dividends		High	Low	Dividends

1st	$76.00	$68.70	$.81	(1)	$60.48	$53.16	$.87	(3)
2nd	81.25	69.43	.76		60.87	48.09	.71
3rd	88.64	81.48	.76		65.30	57.06	.71
4th	87.75	78.17	1.57	(2)	76.40	64.05	.76

(1)          Comprised of a regular quarterly dividend of $.76 per share and a special capital gain dividend of $.05 per share.

(2)          Comprised of a regular quarterly dividend of $.80 per share and a special capital gain dividend of $.77 per share.

(3)          Comprised of a regular quarterly dividend of $.71 per share and a special capital gain dividend of $.16 per share.

On February 1, 2006, there were 1,582 holders of record of the Company’s common shares.

Recent Sales of Unregistered Securities

During 2005 the Company issued 127,991 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units in private placements in earlier periods in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth under Part III, Item 12 of this annual report on Form 10-K and such information is incorporated herein by reference.

Recent Purchases of Equity Securities

During the fourth quarter of 2005, the Company did not repurchase any of its equity securities.

ITEM 6.                             SELECTED FINANCIAL DATA:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2005 (1)	2004 (1)	2003	2002 (2)	2001

Operating Data:
Revenues:
Property rentals	$1,396,776	$1,349,563	$1,260,841	$1,209,755	$813,089
Tenant expense reimbursements	209,036	191,245	179,214	154,766	129,013
Temperature Controlled Logistics	846,881	87,428	—	—	—
Fee and other income	94,935	84,477	62,795	27,718	10,059

Total Revenues	2,547,628	1,712,713	1,502,850	1,392,239	952,161
Expenses:
Operating	1,305,027	681,556	583,038	519,345	385,449
Depreciation and amortization	334,961	244,020	214,623	198,601	120,614
General and administrative	183,001	145,229	121,879	100,050	71,716
Amortization of officer’s deferred compensation expense	—	—	—	27,500	—
Costs of acquisitions and development not consummated	—	1,475	—	6,874	5,223
Total Expenses	1,822,989	1,072,280	919,540	852,370	583,002
Operating Income	724,639	640,433	583,310	539,869	369,159
Income applicable to Alexander’s	59,022	8,580	15,574	29,653	25,718
Loss applicable to Toys ‘R’ Us	(40,496)	—	—	—	—
Income from partially-owned entities	36,165	43,381	67,901	44,458	80,612
Interest and other investment income	167,225	203,998	25,401	31,685	54,385
Interest and debt expense	(340,751)	(242,955)	(230,064)	(234,113)	(167,430)
Net gain (loss) on disposition of wholly-owned and partially-owned assets other than depreciable real estate	39,042	19,775	2,343	(17,471)	(8,070)
Minority interest of partially-owned entities	(3,808)	(109)	(1,089)	(3,534)	(2,520)
Income from continuing operations	641,038	673,103	463,376	390,547	351,854
Income from discontinued operations	32,440	77,013	175,175	9,884	25,837
Cumulative effect of change in accounting principle	—	—	—	(30,129)	(4,110)
Income before allocation to limited partners’	673,478	750,116	638,551	370,302	373,581
Perpetual preferred unit distributions of the Operating Partnership	(67,119)	(69,108)	(72,716)	(72,500)	(70,705)
Minority limited partners’ interest in the Operating Partnership	(66,755)	(88,091)	(105,132)	(64,899)	(39,138)
Net income	539,604	592,917	460,703	232,903	263,738
Preferred share dividends	(46,501)	(21,920)	(20,815)	(23,167)	(36,505)

Net income applicable to common shares	$493,103	$570,997	$439,888	$209,736	$227,233

Income from continuing operations - basic	$3.45	$3.95	$2.36	$2.17	$2.31
Income from continuing operations - diluted	$3.27	$3.77	$2.30	$2.09	$2.23
Income per share–basic	$3.69	$4.56	$3.92	$1.98	$2.55
Income per share–diluted	$3.50	$4.35	$3.80	$1.91	$2.47
Cash dividends declared for common shares	$3.85	$3.05	$2.91	$2.66	$2.63

Balance Sheet Data:
Total assets	$13,637,163	$11,580,517	$9,518,928	$9,018,179	$6,777,343
Real estate, at cost	11,448,566	9,756,241	7,667,358	7,255,051	4,426,560
Accumulated depreciation	1,672,548	1,407,644	869,440	702,686	485,447
Debt	6,254,883	4,951,323	4,054,427	4,088,374	2,477,173
Shareholders’ equity	5,263,510	4,012,741	3,077,573	2,627,356	2,570,372

See notes on the following page.

	Year Ended December 31,
(Amounts in thousands)	2005 (1)	2004 (1)	2003	2002 (2)	2001
Other Data:
Funds From Operations (“FFO”) (3):
Net income	$539,604	$592,917	$460,703	$232,903	$263,738
Cumulative effect of change in accounting principle	—	—	—	30,129	4,110
Depreciation and amortization of real property	276,921	228,298	208,624	195,808	119,568
Net gains on sale of real estate	(31,614)	(75,755)	(161,789)	—	(12,445)
Net gain from insurance settlement and condemnation proceedings	—	—	—	—	(3,050)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	42,052	49,440	54,762	51,881	65,588
Net gains on sale of real estate	(2,918)	(3,048)	(6,733)	(3,431)	(6,298)
Income tax effect of Toys “R” Us adjustments included above	(4,613)	—	—	—	—
Minority limited partner’s share of above adjustments	(31,990)	(27,991)	(20,080)	(50,498)	(19,679)
FFO	787,442	763,861	535,487	456,792	411,532
Preferred dividends	(46,501)	(21,920)	(20,815)	(23,167)	(36,505)
FFO applicable to common shares	740,941	741,941	514,672	433,625	375,027
Interest on exchangeable senior debentures	15,335	—	—	—	—
Series A convertible preferred dividends	943	1,068	3,570	6,150	19,505
Series B-1 and B-2 convertible preferred unit distributions	—	4,710	—	—	—
Series E-1 convertible preferred unit distributions	—	1,581	—	—	—
Series F-1 convertible preferred unit distributions	—	743	—	—	—
FFO applicable to common shares plus assumed conversions (1)	$757,219	$750,043	$518,242	$439,775	$394,532

(1)        Operating results for the years ended December 31, 2005 and 2004 reflect the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004. Previously, this investment was accounted for on the equity method.

(2)        Operating results for the year ended December 31, 2002, reflect the Company’s January 1, 2002 acquisition of the remaining 66% of Charles E. Smith Commercial Realty L.P. (“CESCR”) and the resulting consolidation of CESCR’s operations.

(3)        FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is used by management, investors and industry analysts as a supplemental measure of operating performance of equity REITs. FFO should be evaluated along with GAAP net income (the most directly comparable GAAP measure), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs. Management believes that FFO is helpful to investors as a supplemental performance measure because this measure excludes the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, this non-GAAP measure can facilitate comparisons of operating performance between periods and among other equity REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in the Company’s Statements of Cash Flows. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company owns and operates office, retail and showroom properties with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area. In addition, the Company has a 47.6% interest in an entity that owns and operates 85 cold storage warehouses nationwide and a 32.95% interest in Toys “R” Us, Inc. (“Toys”) which has a significant real estate component, as well as other real estate and related investments.

The Company’s business objective is to maximize shareholder value. The Company measures its success in meeting this objective by the total return to its shareholders. Below is a table comparing the Company’s performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending December 31, 2005:

	Total Return (1)
	Vornado	RMS
One-year	14.8%	12.1%
Three-years	157.3%	101.6%
Five-years	184.6%	135.8%
Ten-years	638.2%	282.1	%(2)

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

•                  Investing in fully-integrated operating companies that have a significant real estate component;

•                  Developing and redeveloping our existing properties to increase returns and maximize value; and

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

2005 Acquisitions and Investments

On March 5, 2005, the Company acquired a 50% interest in a venture that owns Beverly Connection, a two-level urban shopping center, containing 322,000 square feet, located in Los Angeles, California for $10,700,000 in cash. The Company also provided the venture with a $59,500,000 first mortgage loan which bore interest at 10% through its scheduled maturity in February 2006 and $35,000,000 of preferred equity yielding 13.5% for up to a three-year term, which is subordinate to $37,200,000 of other preferred equity and debt. On February 11, 2006, $35,000,000 of the Company’s loan to the venture was converted to additional preferred equity on the same terms as the Company’s existing preferred equity. The balance of the loan of $24,500,000 was extended to April 11, 2006 and bears interest at 10%. The shopping center is anchored by CompUSA, Old Navy and Sports Chalet. The venture is redeveloping the existing retail and plans, subject to governmental approvals, to develop residential condominiums and assisted living facilities. This investment is accounted for under the equity method of accounting. The Company records its pro rata share of net income or loss in Beverly Connection on a one-month lag basis as the Company files its consolidated financial statements on Form 10-K and 10-Q prior to the time the venture reports its earnings.

Overview - continued

On May 20, 2005, the Company acquired the retail condominium of the former Westbury Hotel in Manhattan, consisting of the entire block front on Madison Avenue between 69th Street and 70th Street, for $113,000,000 in cash. Simultaneously with the closing, the Company placed an $80,000,000 mortgage loan on the property bearing interest at 5.292% and maturing in 2018. The property contains approximately 17,000 square feet and is fully occupied by luxury retailers, Cartier, Chloe and Gucci under leases that expire in 2018.    The operations of this asset are consolidated into the accounts of the Company from the date of acquisition.

On June 13, 2005, the Company acquired the 90% that it did not already own of the Bowen Building, a 231,000 square foot class A office building located at 875 15th Street N.W. in the Central Business District of Washington, D.C. The purchase price was $119,000,000, consisting of $63,000,000 in cash and $56,000,000 of existing mortgage debt, which bears interest at LIBOR plus 1.5%, (5.66% as of December 31, 2005) and is due in February 2007. The operations of the Bowen Building are consolidated into the accounts of the Company from the date of acquisition.

On July 25, 2005, the Company acquired a property located at Madison Avenue and East 66th Street in Manhattan for $158,000,000 in cash. The property contains 37 rental apartments with an aggregate of 85,000 square feet, and 10,000 square feet of retail space. The operations of East 66th Street are consolidated into the accounts of the Company from the date of acquisition. The rental apartment operations are included in the Company’s Other segment and the retail operations are included in the Retail Properties segment.

On August 26, 2005, a joint venture in which the Company has a 90% interest acquired a property located at 220 Central Park South in Manhattan for $136,550,000. The Company and its partner invested cash of $43,400,000 and $4,800,000, respectively, in the venture to acquire the property. The venture obtained a $95,000,000 mortgage loan which bears interest at LIBOR plus 3.50% (8.04% as of December 31, 2005) and matures in August 2006, with two six-month extensions. The property contains 122 rental apartments with an aggregate of 133,000 square feet and 5,700 square feet of commercial space. The operations of 220 Central Park South are consolidated into the accounts of the Company from the date of acquisition.

On December 20, 2005, the Company acquired a 46% partnership interest in, and became co-general partner of, partnerships that own a complex in Rosslyn, Virginia, containing four office buildings with an aggregate of 714,000 square feet and two apartment buildings containing 195 rental units. The consideration for the acquisition consisted of 734,486 newly issued Vornado Realty L.P. partnership units (valued at $61,814,000) and $27,300,000 of its pro-rata share of existing debt. Of the partnership interest acquired, 19% was from Robert H. Smith and Robert P. Kogod, trustees of Vornado, and their family members, representing all of their interest in the partnership. This investment is accounted for under the equity method of accounting.

On December 27, 2005, the Company acquired the Broadway Mall, located on Route 106 in Hicksville, Long Island, New York, for $152,500,000, consisting of $57,600,000 in cash and $94,900,000 of existing mortgage debt. The mall contains 1.2 million square feet, of which 1.0 million is owned by the Company, and is anchored by Macy’s, Ikea, Multiplex Cinemas and Target. The operations of the Broadway Mall are consolidated into the accounts of the Company from the date of acquisition.

On December 27, 2005, the Company acquired the 95% interest that it did not already own in the Warner Building, a 560,000 square foot class A office building located at 1299 Pennsylvania Avenue three blocks from the White House. The purchase price was approximately $319,000,000, consisting of $170,000,000 in cash and $149,000,000 of existing mortgage and other debt. The operations of the Warner Building are consolidated into the accounts of the Company from the date of acquisition.

Overview – continued

On December 28, 2005, the Company acquired the Boston Design Center, which contains 552,500 square feet and is located in South Boston for $96,000,000, consisting of $24,000,000 in cash and $72,000,000 of existing mortgage debt. The operations of the Boston Design Center are consolidated into the accounts of the Company from the date of acquisition.

On January 31, 2006, the Company closed on an option to purchase the 1.4 million square foot Springfield Mall which is located on 79 acres at the intersection of Interstate 95 and Franconia Road in Springfield, Fairfax County, Virginia, and is anchored by Macy’s, and J.C. Penney and Target, who own their stores aggregating 389,000 square feet. The purchase price for the option was $35,600,000, of which the Company paid $14,000,000 in cash at closing and the remainder of $21,600,000 will be paid in installments over four years. The Company intends to redevelop, reposition and re-tenant the mall and has committed to spend $25,000,000 in capital expenditures over a six-year period from the closing of the option agreement. The option becomes exercisable upon the passing of one of the existing principals of the selling entity and may be deferred at the Company’s election through November 2012. Upon exercise of the option, the Company will pay $80,000,000 to acquire the mall, subject to the existing mortgage of $180,000,000, which will be amortized to $149,000,000 at maturity in 2013. Upon closing of the option on January 31, 2006, the Company acquired effective control of the mall, including management of the mall and right to the mall’s net cash flow. Accordingly, the Company will consolidate the accounts of the mall into its financial position and results of operations pursuant to the provisions of FIN 46R. The Company has a 2.5% minority partner in this transaction.

Investment in H Street Building Corporation (“H Street”)

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

On July 22, 2005, two corporations owned 50% by H Street filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that the Company encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships. The complaint seeks an unspecified amount of damages and a rescission of the Company’s acquisition of H Street. In addition, on July 29, 2005, a tenant under a ground lease with one of these corporations brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the Company’s acquisition of H Street violated a provision giving them a right of first offer and on that basis seeks a rescission of the Company’s acquisition and the right to acquire H Street for the price paid by the Company. On September 12, 2005, the Company filed a complaint against each of these corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages. These legal actions are currently in the discovery stage. In connection with these legal actions, the Company has accrued legal fees of $2,134,000 in the fourth quarter of 2005, which are included in general and administrative expenses on the consolidated statement of income. The Company believes that the actions filed against the Company are without merit and that it will ultimately be successful in defending against them.

Because of the legal actions described above, the Company has not been granted access to the financial information of these two corporations and accordingly has not recorded its share of their net income or loss or disclosed its pro rata share of their outstanding debt in the accompanying consolidated financial statements.

Investment in Toys “R” Us (“Toys”)

On July 21, 2005, a joint venture owned equally by the Company, Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys for $26.75 per share in cash or approximately $6.6 billion. In connection therewith, the Company invested $428,000,000 of the $1.3 billion of equity in the venture, consisting of $407,000,000 in cash and $21,000,000 in Toys common shares held by the Company. This investment is accounted for under the equity method of accounting.

The business of Toys is highly seasonal. Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, the Company records its 32.95% share of Toys net income or loss on a one-quarter lag basis. Accordingly, the Company will record its share of Toys fourth quarter net income in its first quarter of 2006. Equity in net loss from Toys for the period from July 21, 2005 (date of acquisition) through December 31, 2005 was $40,496,000, which consisted of (i) the Company’s $1,977,000 share of Toys net loss in Toys’ second quarter ended July 30, 2005 for the period from July 21, 2005 (date of acquisition) through July 30, 2005, (ii) the Company’s $44,812,000 share of Toys net loss in Toys’ third quarter ended October 29, 2005, partially offset by, (iii) $5,043,000 of interest income on the Company’s senior unsecured bridge loan described below and (iv) $1,250,000 of management fees.

On August 29, 2005, the Company acquired $150,000,000 of the $1.9 billion one-year senior unsecured bridge loan financing provided to Toys. The loan is senior to the acquisition equity of $1.3 billion and $1.6 billion of existing debt. The loan bears interest at LIBOR plus 5.25% (9.43% as of December 31, 2005) not to exceed 11% and provides for an initial .375% placement fee and additional fees of .375% at the end of three and six months if the loan has not been repaid. The loan is prepayable at any time without penalty. On December 9, 2005, $73,184,000 of this loan was repaid to the Company.

On January 9, 2006, Toys announced plans and is in the process of closing 87 Toys “R” Us stores in the United States, of which twelve stores will be converted into Babies “R” Us stores, five leased properties are expiring and one has been sold. Vornado is handling the leasing and disposition of the real estate of the remaining 69 stores. As a result of the store-closing program, Toys will incur restructuring and other charges aggregating approximately $155,000,000 before tax, which includes $45,000,000 for the cost of liquidating the inventory. Of this amount, approximately $99,000,000 will be recorded in Toys’ fourth quarter ending January 28, 2006 and $56,000,000 will be recorded in the first quarter of their next fiscal year. These estimated amounts are preliminary and remain subject to change. The Company’s 32.95% share of the $155,000,000 charge is $51,000,000, of which $36,000,000 will have no income statement effect as a result of purchase price accounting and the remaining portion relating to the cost of liquidating the inventory of approximately $9,000,000 after-tax, will be recorded as an expense in the first quarter of 2006.

The unaudited pro forma information set forth below presents the condensed consolidated statements of income for the Company for the three months and years ended December 31, 2005 and 2004 (including Toys’ results for the three and twelve months ended October 29, 2005 and October 30, 2004, respectively) as if the above transactions had occurred on November 1, 2003.        The unaudited pro forma information below is not necessarily indicative of what the Company’s actual results would have been had the Toys transactions been consummated on November 1, 2003, nor does it represent the results of operations for any future periods. In management’s opinion, all adjustments necessary to reflect these transactions have been made.

Pro Forma Condensed Consolidated	For the Year Ended December 31,		For The Three Months Ended December 31,
Statements of Income	Pro Forma	Pro Forma	Actual	Pro Forma
(in thousands, except per share amounts)	2005	2004	2005	2004
Revenues	$2,547,628	$1,712,713	$697,219	$505,977
Income before allocation to limited partners	$620,759	$717,891	$138,415	$262,255
Minority limited partners’ interest in the Operating Partnership	(64,686)	(84,063)	(12,243)	(29,180)
Perpetual preferred unit distributions of the Operating Partnership	(67,119)	(69,108)	(6,211)	(17,388)
Net income	488,954	564,720	119,961	215,687
Preferred share dividends	(46,501)	(21,920)	(14,211)	(6,351)
Net income applicable to common shares	$442,453	$542,800	$105,750	$209,336
Net income per common share – basic	$3.31	$4.33	$0.75	$1.65
Net income per common share – diluted	$3.14	$4.08	$0.71	$1.55

Overview – continued

Investment in Sears, Roebuck and Co. (“Sears”)

In July and August 2004, the Company acquired an aggregate of 1,176,600 common shares of Sears, Roebuck and Co. (“Sears”) for $41,945,000, an average price of $35.65 per share. On March 30, 2005, upon consummation of the merger between Sears and Kmart, the Company received 370,330 common shares of Sears Holdings Corporation (Nasdaq: SHLD) (“Sears Holdings”) and $21,797,000 of cash in exchange for its 1,176,600 Sears common shares. The Sears Holdings common shares were valued at $48,143,000, based on the March 30, 2005 closing share price of $130.00. As a result the Company recognized a net gain of $27,651,000, the difference between the aggregate cost basis in the Sears shares and the market value of the total consideration received of $69,940,000. On April 4, 2005, 99,393 of the Company’s Sears Holdings common shares with a value of $13,975,000 were utilized to satisfy a third-party participation. The remaining 270,937 Sears Holdings shares were sold in the fourth quarter of 2005 at a weighted average sales price of $125.83 per share, which resulted in a net loss on disposition of $1,137,000, based on the March 30, 2005 adjusted cost basis of $130.00 per share. The Company’s net gain on its investment in these Sears shares was $26,514,000.

In August and September 2004, the Company acquired an economic interest in an additional 7,916,900 Sears common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on Sears common shares. These call and put options had an initial weighted-average strike price of $39.82 per share, or an aggregate of $315,250,000, expire in April 2006 and provide for net cash settlement. Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points and is credited for the dividends received on the shares. The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points. Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.

On March 30, 2005, as a result of the merger between Sears and Kmart and pursuant to the terms of the contract, the Company’s derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings valued at $323,936,000 based on the then closing share price of $130.00 and $146,663,000 of cash. As a result, the Company recognized a net gain of $58,443,000 based on the fair value of the derivative position on March 30, 2005. During the fourth quarter of 2005, 402,660 of the common shares were sold at a weighted average sales price of $123.77 per share. In accordance with the derivative agreements, the proceeds from these sales will remain in the derivative position until the entire position is settled or until expiration in April 2006. Based on Sears Holdings’ closing share price on December 31, 2005 of $115.53, the remaining shares in the derivative position have a market value of $241,361,000, which together with cash of $196,499,000 aggregates $437,860,000. In the period from March 31, 2005 through December 31, 2005, the Company recorded an expense of $43,475,000 from the derivative position, which consists of (i) $30,230,000 from the mark-to-market of the remaining shares in the derivative based on Sears Holdings $115.53 closing share price on December 31, 2005, (ii) $2,509,000 for the net loss on the shares sold based on a weighted average sales price of $123.77 and (iii) $10,736,000 resulting primarily from the increase in the strike price at an annual rate of LIBOR plus 45 basis points.

The Company’s aggregate net income recognized on the owned shares and the derivative position from inception to December 31, 2005 was $124,266,000.

Investment in Sears Canada Inc. (“Sears Canada”)

In connection with the Company’s investment in Sears Holdings Corporation, the Company acquired 7,500,000 common shares of Sears Canada between February and September of 2005 for an aggregate cost of $143,737,000, or $19.16 per share. On December 16, 2005, Sears Canada paid a special dividend, of which Vornado’s share was $120,500,000. As a result, the Company recognized $22,885,000 of income in the fourth quarter of 2005 (in addition to the unrecognized gain of $53,870,000 discussed below) and paid a $.77 special cash dividend on December 30, 2005 to shareholders of record on December 27, 2005. The Company accounts for its investment in Sears Canada as a marketable equity security classified as available-for-sale. Accordingly, the common shares are marked-to-market on a quarterly basis through “Accumulated Other Comprehensive Income” on the balance sheet. At December 31, 2005, based on a closing share price of $15.47, the unrecognized gain in Accumulated Other Comprehensive Income is $53,870,000.

Overview – continued

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

In July 2005, the Company acquired an aggregate of 858,000 common shares of McDonalds for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on the Company’s consolidated balance sheet and are classified as “available for sale.” Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of the Company’s consolidated balance sheet and not recognized in income. At December 31, 2005, based on McDonalds’ closing stock price of $33.72 per share, $3,585,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

During the three months ended September 30, 2005, the Company acquired an economic interest in an additional 14,565,000 McDonalds common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. These call and put options have an initial weighted-average strike price of $32.66 per share, or an aggregate of $475,692,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement. Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares. The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points. Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income. During the year ended December 31, 2005, the Company recorded net income of $17,254,000, comprised of (i) $15,239,000 from the mark-to-market of the options on December 31, 2005, based on McDonalds’ closing stock price of $33.72 per share, (ii) $9,759,000 of dividend income, partially offset by (iii) $7,744,000 for the increase in strike price resulting from the LIBOR charge.

Based on McDonalds’ most recent filing with the Securities and Exchange Commission, the Company’s aggregate investment in McDonalds represents 1.2% of McDonalds’ outstanding common shares.

Other 2005 Acquisitions

In addition to the acquisitions and investments described above, the Company made $281,500,000 of other acquisitions and investments during 2005, which are summarized below:

(Amounts in thousands)	Amount	Segment
Dune Capital L.P. (5.4% interest) (1)	$50,000	Other
Wasserman Joint Venture (95% interest)	49,400	Other
692 Broadway, New York, NY	28,500	Retail
South Hills Mall, Poughkeepsie, NY	25,000	Retail
Rockville Town Center, Rockville, MD	24,800	Retail
211-217 Columbus Avenue, New York, NY	24,500	Retail
1750-1780 Gun Hill Road, Bronx, NY	18,000	Retail
TCG Urban Infrastructure Holdings Limited, India (25% interest)	16,700	Other
42 Thompson Street, New York, NY	16,500	Office
Verde Group LLC (5% interest)	15,000	Other
Other	13,100	Other
	$281,500

(1)          On May 31, 2005, the Company contributed $50,000 in cash to Dune Capital L.P., a limited partnership involved in corporate, real estate and asset-based investments. The Company’s investment represented a 3.5% limited partnership interest for the period from May 31, 2005 through September 30, 2005. On October 1, 2005, Dune Capital made a return of capital to one of its investors and the Company’s ownership interest was effectively increased to 5.4%. The Company initially accounted for this investment on the cost method based on its ownership interest on May 31, 2005. Subsequent to October 1, 2005, the Company accounts for its investment on the equity method on a one-quarter lag basis. Dune Capital’s financial statements are prepared on a market value basis and changes in value from one reporting period to the next are recognized in income. Accordingly, the Company’s share of Dune Capital’s net income or loss will reflect such changes in market value.

Overview – continued

2005 Dispositions

On April 21, 2005, the Company, through its 85% owned joint venture, sold 400 North LaSalle, a 452-unit high-rise residential tower in Chicago, Illinois, for $126,000,000, which resulted in a net gain on sale after closing costs of $31,614,000.

At June 30, 2005, the Company owned 3,972,447 common shares of Prime Group Realty Trust (“Prime”) with a carrying amount of $4.98 per share or an aggregate of $19,783,000. The investment was recorded as marketable securities on the Company’s consolidated balance sheet and classified as “available-for-sale”. On July 1, 2005, a third party completed its acquisition of Prime by acquiring all of Prime’s outstanding common shares and limited partnership units for $7.25 per share or unit. In connection therewith, the Company recognized a gain of $9,017,000, representing the difference between the purchase price and the Company’s carrying amount, which is reflected as a component of “net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate” in the Company’s consolidated statement of income for the year ended December 31, 2005.

On December 30, 2005, the Company sold its $3,050,000 senior preferred equity in 3700 Associates LLC, which owns 3700 Las Vegas Boulevard, a development land parcel, and recognized a net gain of $12,110,000. In addition, the purchaser repaid the Company’s $5,000,000 senior mezzanine loan to the venture.

2005 Mezzanine Loan Activity

On January 7, 2005, all of the outstanding General Motors Building loans aggregating $275,000,000 were repaid. In connection therewith, the Company received a $4,500,000 prepayment premium and $1,996,000 of accrued interest and fees through January 14, 2005, which is included in “interest and other income” on the Company’s consolidated statement of income for the year ended December 31, 2005.

On February 3, 2005, the Company made a $135,000,000 mezzanine loan to Riley Holdco Corp., an entity formed to complete the acquisition of LNR Property Corporation (NYSE: LNR). The terms of the financings are as follows: (i) $60,000,000 of a $325,000,000 mezzanine tranche of a $2,400,000,000 credit facility secured by certain equity interests and which is junior to $1,900,000,000 of the credit facility, bears interest at LIBOR plus 5.25% (9.64% as of December 31, 2005) and matures in February 2008 with two one-year extensions; and (ii) $75,000,000 of $400,000,000 of unsecured notes which are subordinate to the $2,400,000,000 credit facility and senior to over $700,000,000 of equity contributed to finance the acquisition. These notes mature in February 2015, provide for a 1.5% placement fee, and bear interest at 10% for the first five years and 11% for years six through ten.

On April 7, 2005, the Company made a $108,000,000 mezzanine loan secured by The Sheffield, a 684,500 square foot mixed-use residential property in Manhattan, containing 845 apartments, 109,000 square feet of office space and 6,900 square feet of retail space. The loan is subordinate to $378,500,000 of other debt, matures in April 2007 with a one-year extension, provides for a 1% placement fee, and bears interest at LIBOR plus 7.75% (12.14% at December 31, 2005).

On May 11, 2005, the Company’s $83,000,000 loan to Extended Stay America was repaid. In connection therewith, the Company received an $830,000 prepayment premium, which is included in “interest and other investment income” in the Company’s consolidated statement of income for the year ended December 31, 2005.

On December 7, 2005, the Company made a $42,000,000 mezzanine loan secured by The Manhattan House, a 780,000 square foot mixed-use residential property in Manhattan containing 583 apartments, 45,000 square feet of retail space and an underground parking garage. The loan is subordinate to $630,000,000 of other debt, matures in November 2007 with two one-year extensions and bears interest at LIBOR plus 6.25% (10.64% at December 31, 2005).

Overview – continued

2005 Financings

On January 19, 2005, the Company redeemed all of its 8.5% Series C Cumulative Redeemable Preferred Shares at their stated liquidation preference of $25.00 per share or $115,000,000. In addition, the Company redeemed a portion of the Series D-3 Perpetual Preferred Units of the Operating Partnership at their stated liquidation preference of $25.00 per unit or $80,000,000. The redemption amounts exceeded the carrying amounts by $6,052,000, representing the original issuance costs. Upon redemption, the Company wrote-off these issuance costs as a reduction to earnings.

On March 29, 2005, the Company completed a public offering of $500,000,000 principal amount of 3.875% exchangeable senior debentures due 2025 pursuant to an effective registration statement. The notes were sold at 98.0% of their principal amount. The net proceeds from this offering, after the underwriters’ discount were approximately $490,000,000. The debentures are exchangeable, under certain circumstances, for common shares of the Company at a current exchange rate of 11.062199 (initial exchange rate of 10.9589) common shares per $1,000 of principal amount of debentures. The initial exchange price of $91.25 represented a premium of 30% to the closing price for the Company’s common shares on March 22, 2005 of $70.25. The Company may elect to settle any exchange right in cash. The debentures permit the Company to increase its common dividend 5% per annum, cumulatively, without an increase to the exchange rate. The debentures are redeemable at the Company’s option beginning in 2012 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require the issuer to repurchase their debentures in 2012, 2015 and 2020 and in the event of a change in control. The net proceeds from the offering were used for working capital and to fund the acquisition of Toys.

On March 31, 2005, the Company completed a $225,000,000 refinancing of its 909 Third Avenue office building. The loan bears interest at a fixed rate of 5.64% and matures in April 2015. After repaying the existing floating rate loan and closing costs, the Company retained net proceeds of approximately $100,000,000, which were used for working capital.

On June 17, 2005, the Company completed a public offering of $112,500,000 6.75% Series H Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement. The Company may redeem the Series H Preferred Shares at their stated liquidation preference of $25.00 per share after June 17, 2010. The Company used the net proceeds of the offering of $108,956,000, together with existing cash balances, to redeem the remaining $120,000,000 8.25% Series D-3 Perpetual Preferred Units and the $125,000,000 8.25% Series D-4 Perpetual Preferred Units on July 14, 2005 at stated their stated liquidation preference of $25.00 per unit. In conjunction with the redemptions, the Company wrote-off approximately $6,400,000 of issuance costs as a reduction to earnings in the third quarter of 2005.

On August 10, 2005, the Company completed a public offering of 9,000,000 common shares at a price of $86.75 per share, pursuant to an effective registration statement. The net proceeds after closing costs of $780,750,000 were used to fund acquisitions and investments and for working capital.

On August 23, 2005, the Company completed a public offering of $175,000,000 6.625% Series I Cumulative Redeemable Preferred Shares at a price of $25.00 per share, pursuant to an effective registration statement. The Company may redeem the Series I preferred shares at their stated liquidation preference of $25.00 per share after August 31, 2010. In addition, on August 31, 2005, the underwriters exercised their option and purchased $10,000,000 Series I preferred shares to cover over-allotments. On September 12, 2005, the Company sold an additional $85,000,000 Series I preferred shares at a price of $25.00 per share, in a public offering pursuant to an effective registration statement. Combined with the earlier sales, the Company sold a total of 10,800,000 Series I preferred shares for net proceeds of $262,898,000. The net proceeds were used primarily to redeem outstanding perpetual preferred units.

On September 12, 2005, the Company sold $100,000,000 of 6.75% Series D-14 Cumulative Redeemable Preferred Units to an institutional investor in a private placement. The perpetual preferred units may be called without penalty at the Company’s option commencing in September 2010. The proceeds were used primarily to redeem outstanding perpetual preferred units.

On September 19, 2005, the Company redeemed all of its 8.25% Series D-5 and D-7 Cumulative Redeemable Preferred Units at their stated liquidation preference of $25.00 per unit for an aggregate of $342,000,000. In conjunction with the redemptions, the Company wrote-off $9,642,000 of issuance costs as a reduction to earnings in the third quarter.

On December 12, 2005, the Company completed a $318,554,000 refinancing of its 888 Seventh Avenue office building. This interest only loan is at a fixed rate of 5.71% and matures on January 11, 2016. The Company realized net proceeds of approximately $204,448,000 after repaying the existing loan on the property and closing costs. The net proceeds were used primarily for working capital.

Overview – continued

On December 21, 2005, the Company completed a $93,000,000 refinancing of Reston Executive I, II and III. The loan bears interest at 5.57% and matures in 2012. The Company retained net proceeds of $22,050,000 after repaying the existing loan and closing costs.

On December 30, 2005, the Company redeemed the 8.25% Series D-6 and D-8 Cumulative Redeemable Preferred Units at their stated liquidation preference of $25.00 per unit for an aggregate of $30,000,000. In conjunction with these redemptions, the Company wrote-off $750,000 of issuance costs as a reduction to earnings in the fourth quarter.

On February 16, 2006, the Company completed a public offering of $250,000,000 principal amount of 5.60% senior unsecured notes due 2011 pursuant to an effective registration statement. The net proceeds from this offering, after underwriters’ discount, were $248,265,000 and will be used primarily for working capital.

Temperature Controlled Logistics

Prior to November 18, 2004, the Company owned a 60% interest in Vornado Crescent Portland Partnership (“VCPP”) which owned Americold Realty Trust (“Americold”). Americold owned 88 temperature controlled warehouses, all of which were leased to AmeriCold Logistics. On November 4, 2004, Americold purchased its tenant, AmeriCold Logistics, for $47,700,000 in cash. On November 18, 2004, the Company and its 40% partner, Crescent Real Estate Equities Company (“CEI”) collectively sold 20.7% of Americold’s common shares to The Yucaipa Companies (“Yucaipa”) for $145,000,000, which resulted in a gain, of which the Company’s share was $18,789,000. The sale price was based on a $1.450 billion valuation for Americold before debt and other obligations. Yucaipa is a private equity firm with significant expertise in the food distribution, logistics and retail industries. Upon closing of the sale to Yucaipa on November 18, 2004, Americold is owned 47.6% by the Company, 31.7% by CEI and 20.7% by Yucaipa.

 Pursuant to the sales agreement: (i) Yucaipa may be entitled to receive up to 20% of the increase in the value of Americold, realized through the sale of a portion of the Company’s and CEI’s interests in Americold subject to limitations, provided that Americold’s Threshold EBITDA, as defined, exceeds $133,500,000 at December 31, 2007; (ii) the annual asset management fee payable by CEI to the Company has been reduced from approximately $5,500,000 to $4,548,000, payable quarterly through October 30, 2027. CEI, at its option, may terminate the payment of this fee at any time after November 2009, by paying the Company a termination fee equal to the present value of the remaining payments through October 30, 2027, discounted at 10%. In addition, CEI is obligated to pay a pro rata portion of the termination fee to the extent it sells a portion of its equity interest in Americold; and (iii) VCPP was dissolved. The Company has the right to appoint three of the five members to Americold’s Board of Trustees. Consequently, the Company is deemed to exercise control over Americold and, on November 18, 2004, the Company began to consolidate the operations and financial position of Americold into its accounts and no longer accounts for its investment on the equity method.

Newkirk Master Limited Partnership and affiliates (“Newkirk MLP”)

On August 11, 2005 Newkirk MLP completed a $750,000,000 mortgage financing comprised of two separate loans. One loan, in the initial principal amount of $272,200,000 (the “T-2 loan”) is collateralized by contract right notes encumbering certain of Newkirk MLP’s properties. The other loan, in the initial principal amount of $477,800,000 is collateralized by Newkirk MLP’s properties, subject to the existing first and certain second mortgage loans on those properties. The new loans bear interest at LIBOR plus 1.75% (5.87% as of December 31, 2005) and mature in August 2008, with two one-year extension options. The loans are prepayable without penalty after August 2006. The proceeds of the new loans were used to repay approximately $708,737,000 of existing debt and accrued interest and $34,500,000 of prepayment penalties and closing costs. The Company’s $7,992,000 share of the losses on the early extinguishment of debt and write-off of the related deferred financing costs are included in the equity in net loss of Newkirk MLP in the year ended December 31, 2005.

On November 2, 2005, Newkirk Realty Trust, Inc. (NYSE: NKT) (“Newkirk REIT”) completed an initial public offering and in conjunction therewith acquired a controlling interest in Newkirk MLP and became its sole general partner. Prior to the public offering, the Company owned a 22.4% interest in Newkirk MLP. Subsequent to the offering, the Company owns approximately 15.8% of Newkirk MLP. The Company’s 10,186,991 partnership units in Newkirk MLP are exchangeable on a one-for-one basis into common shares of Newkirk REIT after an IPO blackout period that expires on November 7, 2006.

Upon completion of the initial public offering on November 2, 2005, Newkirk MLP acquired the contract right notes and assumed the obligations under the T-2 loan, which resulted in a net gain of $16,053,000 to the Company. In addition, on November 7, 2005, the Company transferred Newkirk MLP units to its partner to satisfy a promoted obligation, which resulted in an expense of $8,470,000 representing the book value of the units transferred.

Overview – continued

Investment in GMH Communities L.P.

On July 20, 2004, the Company committed to make up to a $159,000,000 convertible preferred investment in GMH Communities L.P. (“GMH”), a partnership focused on the student and military housing sectors. Distributions accrued on the full committed balance of the investment, whether or not drawn, from July 20, 2004, at a rate of 16.27%. In connection with this commitment, the Company received a placement fee of $3,200,000. The Company also purchased for $1,000,000, warrants to acquire GMH common equity. The warrants entitled the Company to acquire (i) 6,666,667 limited partnership units in GMH at an exercise price of $7.50 per unit and (ii) 5,496,724 limited partnership units at an exercise price of $9.10 per unit, through May 6, 2006 and are adjusted for dividends declared by GCT. The Company funded a total of $113,777,000 of the commitment as of November 3, 2004.

On November 3, 2004, GMH Communities Trust (NYSE: GCT) (“GCT”) closed its initial public offering (“IPO”) at a price of $12.00 per share. GCT is a real estate investment trust that conducts its business through GMH, of which it is the sole general partner. In connection with the IPO, (i) the $113,777,000 previously funded by the Company under the $159,000,000 commitment was repaid, together with accrued distributions of $13,381,000, (ii) the Company contributed its 90% interest in Campus Club Gainesville, which it acquired in 2000, in exchange for an additional 671,190 GMH limited partnership units and (iii) the Company exercised its first tranche of warrants to acquire 6,666,667 limited partnership units at a price of $7.50 per unit, or an aggregate of $50,000,000, which resulted in a gain of $29,500,000.

As of December 31, 2005, the Company owns 7,337,857 GMH partnership units (which are exchangeable on a one-for-one basis into common shares of GCT) and 700,000 common shares of GCT, which were acquired from GCT in October 2005 for $14.25 per share, and holds warrants to purchase 5,884,727 GMH limited partnership units or GCT common shares at a price of $8.50 per unit or share. The Company’s aggregate investment represents 11.3% of the limited partnership interest in GMH.

The Company accounts for its investment in the GMH partnership units and GCT common shares on the equity-method based on its percentage ownership interest and because Michael D. Fascitelli, the Company’s President, is a member of the Board of Trustees of GCT, effective August 10, 2005. The Company records its pro-rata share of GMH’s net income or loss on a one-quarter lag basis as the Company files its financial statements on Form 10-K and 10-Q prior to the time GMH files its financial statements.

The Company accounts for the warrants as derivative instruments that do not qualify for hedge accounting treatment. Accordingly, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statements of income. In the years ended December 31, 2005 and 2004, the Company recognized income of $14,079,000 and $24,190,000, respectively, from the mark-to-market of these warrants which were valued using a trinomial option pricing model based on GCT’s closing stock price on the NYSE of $15.51 and $14.10 per share on December 31, 2005 and 2004, respectively.

For Mr. Fascitelli’s service as a Director, on August 10, 2005 he received 4,034 restricted common shares of GCT at a price of $14.33 per share. These shares vest in equal installments over three years and are held by Mr. Fascitelli for the Company’s benefit.

Overview – continued

Leasing Activity

The following table summarizes, by business segment, the leasing statistics which the Company views as key performance indicators.

(Square feet and cubic feet in thousands)

	Office			Merchandise Mart		Temperature
As of December 31, 2005:	New York City	Washington D.C. (2)	Retail	Office	Showroom	Controlled Logistics
Square feet/cubic feet	12,972	16,569	17,727	3,100	6,290	17,311/437,200
Number of properties	20	91	111	10	10	85
Occupancy rate	96.0%	91.2%	95.6%	97.0%	94.7%	81.7%

Leasing Activity:
Year Ended December 31, 2005:
Square feet	1,270	2,659	864	273	1,150	—
Initial rent (1)	$45.75	$30.18	$16.30	$24.17	$27.58	—
Weighted average lease terms (years)	7.9	5.6	9.2	8.1	5.4	—
Rent per square foot on relet space:
Square feet	947	1,639	463	199	1,150	—
Initial Rent (1)	$44.26	$30.07	$19.42	$24.78	$27.58	—
Prior escalated rent	42.42	30.53	$16.86	$29.28	$26.72	—
Percentage increase (decrease):
Cash basis	4.3%	(1.5)%	15.2%	(15.4)%	3.2%	—
Straight-line basis	8.2%	4.1%	20.0%	(0.8)%	13.1%	—
Rent per square foot on space previously vacant:
Square feet	323	1,020	401	74	—	—
Initial rent (1)	$50.12	$30.34	$12.69	$22.53	—	—

Tenant improvements and leasing commissions:
Per square foot	$30.98	$9.17	$8.04	$50.41	$8.30	—
Per square foot per annum	$4.01	$1.64	$0.88	$6.19	$1.53	—

Quarter ended December 31, 2005:
Square feet	274	629	390	36	194	—
Initial rent (1)	$42.49	$29.78	$11.36	$23.57	$29.12	—
Weighted average lease terms (years)	8.6	5.8	9.8	7.6	5.2	—
Rent per square foot on relet space:
Square feet	247	396	184	36	194	—
Initial rent (1)	$42.43	$28.78	$11.56	$23.57	$29.45	—
Prior escalated rent	$41.90	$30.87	$9.93	$25.26	$29.38	—
Percentage increase (decrease):
Cash basis	1.3%	(6.8)%	16.4%	(6.7)%	0.2%	—
Straight-line basis	4.5%	(2.4)%	21.3%	37.3%	7.0%	—
Rent per square foot on space previously vacant:
Square feet	27	234	206	—	—	—
Initial rent (1)	$43.04	$31.47	$11.18	—	—	—

Tenant improvements and leasing commissions:
Per square foot	$34.95	$7.39	$7.31	$28.49	$5.58	—
Per square foot per annum	$4.06	$1.27	$0.75	$3.77	$1.07	—

In addition to the above, the New York City Office division leased the following retail space during the year ended December 31, 2005:

Square feet	40
Initial rent (1)	$149.77
Percentage increase over prior escalated rent for space relet	183%

See Notes on following page.

Overview – continued

	Office			Merchandise Mart		Temperature
(Square feet and cubic feet in thousands)	New York City	Washington D.C.	Retail	Office	Showroom	Controlled Logistics
As of December 31, 2004:
Square feet/cubic feet	12,989	14,216	14,210	3,261	5,589	17,563/443,700
Number of properties	19	67	94	9	9	88
Occupancy rate	95.5%	91.5%	93.9%	96.5%	97.6%	76.9%

Leasing Activity:
Year Ended December 31, 2004:
Square feet	1,502	2,824	1,021	569	1,038	—
Initial rent (1)	$43.34	$28.93	$16.33	$22.85	$22.65	—
Weighted average lease terms (years)	9.4	6.1	8.0	12.1	5.2	—
Rent per square foot on relet space:
Square feet	1,074	2,030	682	323	1,038	—
Initial Rent (1)	$42.54	$29.38	$16.64	$22.92	$22.65	—
Prior escalated rent	$40.02	$29.98	$13.99	$24.80	$22.92	—
Percentage increase	6.3%	(2.0)%	18.9%	(7.6)%	(1.2)%	—
Rent per square foot on space previously vacant:
Square feet	428	793	339	246	—	—
Initial rent (1)	$45.35	$27.77	$15.71	$22.76	—	—

Tenant improvements and leasing commissions:
Per square foot	$38.63	$20.03	$4.89	$65.50	$5.38	—
Per square foot per annum	$4.10	$3.28	$0.61	$5.42	$1.04	—

(1)          Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)          Includes 574,000 square feet for Crystal Plazas Two, Three and Four which were taken out of service for redevelopment. Excludes the occupancy and leasing activity for these properties. See discussion of Crystal City PTO space below.

Overview – continued

U.S. Patent and Trademark Office (“PTO”) Space

The following table sets forth the Company’s original plan to re-lease the PTO space and the space leased through February 1, 2006.

	Square Feet (in thousands)
Period in which Rent Commences	Original Plan	Leasing Activity
4Q 05	247	247
Q1 06 (as of February 1, 2006)	612	689
	859	936
To be leased:
Q2 2006	404
Q3 2006	252
Q4 2006	98
Q1 2007	145
	899

To be redeveloped (1)	181

Total	1,939

(1)   Crystal Plaza Two, a 13-story office building, was taken out of service to be converted to a 19-story residential tower containing 265 rentable/saleable square feet and 256 apartments.  The original plan assumed that this building would remain an office building to be re-leased in Q1 06.

Of the square feet leased to larger tenants, 261,000 square feet was leased to the Federal Supply Service (which will relocate from 240,000 square feet in other Crystal City buildings); 144,000 square feet was leased to KBR, a defense contractor; and 126,000 square feet was leased to the Public Broadcasting Service.  Straight-line rent per square foot for the square feet leased is $33.50, which is equal to the estimate in the original plan.  Tenant improvements and leasing commissions per square foot are $43.50 as compared to the original plan of $45.28.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. As of December 31, 2005 and 2004, the carrying amounts of real estate, net of accumulated depreciation, were $9.8 billion and $8.3 billion, respectively. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

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

As of December 31, 2005 and 2004, the carrying amounts of identified intangible assets were $197,014,000 and $176,122,000, respectively. Such amounts are included in “other assets” on the Company’s consolidated balance sheets. In addition, the Company had $146,325,000 and $70,264,000, of identified intangible liabilities as of December 31, 2005 and 2004, which are included in “deferred credit” on the Company’s consolidated balance sheets. If these assets are deemed to be impaired, or the estimated useful lives of finite-life intangibles assets or liabilities change, the impact to the Company’s consolidated financial statements could be material.

Notes and Mortgage Loans Receivable

The Company’s policy is to record mortgages and notes receivable at the stated principal amount net of any discount or premium. As of December 31, 2005 and 2004, the carrying amounts of Notes and Mortgage Loans Receivable were $363,565,000 and $440,186,000, respectively. The Company accretes or amortizes any discounts or premiums over the life of the related loan receivable utilizing the effective interest method. The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. The impact of the Company’s estimates in connection with the collectibility of both interest and principal of its loans could be material to the Company’s consolidated financial statements.

Partially-Owned Entities

As of December 31, 2005 and 2004, the carrying amounts of investments and advances to partially-owned entities, including Alexander’s and Toys “R” Us, were $1,369,853,000 and $605,300,000, respectively. In determining whether the Company has a controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, it considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. The Company accounts for investments on the equity method when the requirements for consolidation are not met, and the Company has significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for the Company’s share of net income or loss and cash contributions and distributions. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

The Company’s investments in partially-owned entities are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. The ultimate realization of the Company’s investments in partially-owned entities is dependent on a number of factors, including the performance of each investment and market conditions. The Company will record an impairment charge if it determines that a decline in the value of an investment is other than temporary.

Allowance For Doubtful Accounts

The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts ($16,907,000 and $17,339,000 as of December 31, 2005 and 2004) for estimated losses resulting from the inability of tenants to make required payments under their lease agreements. The Company also maintains an allowance for receivables arising from the straight-lining of rents ($6,051,000 and $6,787,000 as of December 31, 2005 and 2004). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to the Company’s consolidated financial statements.

Revenue Recognition

The Company has the following revenue sources and revenue recognition policies:

•            Base Rents — income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases.

•            Percentage Rents — income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with Staff Accounting Bulletin No. 104: Revenue Recognition, which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved).

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

•            Temperature Controlled Logistics revenue — income arising from the Company’s investment in Americold Logistics. Storage and handling revenue are recognized as services are provided. Transportation fees are recognized upon delivery to customers.

•            Management, Leasing and Other Fees — income arising from contractual agreements with third parties or with partially-owned entities. This revenue is recognized as the related services are performed under the respective agreements.

Before the Company recognizes revenue, it assesses, among other things, its collectibility. If the Company’s assessment of the collectibility of its revenue changes, the impact on the Company’s consolidated financial statements could be material.

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

On December 16, 2004, the FASB issued SFAS No. 123: (Revised 2004) - Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first annual reporting period beginning after December 31, 2005. The Company has adopted SFAS No. 123R on a modified prospective method, effective January 1, 2006 and believes that the adoption will not have a material effect on its consolidated financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations. FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective in the Company’s fiscal quarter ended December 31, 2005. Certain of the Company’s real estate assets contain asbestos. Although the asbestos is appropriately contained, in accordance with current environmental regulations, the Company’s practice is to remediate the asbestos upon the renovation or redevelopment of its properties. Accordingly, the Company has determined that these assets meet the criteria for recording a liability and has recorded an asset retirement obligation aggregating approximately $8,400,000, which is included in “Other Liabilities” on the consolidated balance sheet as of December 31, 2005. The cumulative effect of adopting this standard was approximately $2,500,000, and is included in “Depreciation and Amortization” on the consolidated statement of income for the year ended December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior periods’ financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and corrections of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS No. 154 will not have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The Company believes that the adoption of this standard will not have a material effect on its consolidated financial statements.

Net income and EBITDA by Segment for the years ended December 31, 2005, 2004 and 2003.

EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.” Management considers EBITDA a supplemental measure for making decisions and assessing the un-levered performance of its segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, management utilizes this measure to make investment decisions as well as to compare the performance of its assets to that of its peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

	For the Year Ended December 31, 2005
(Amounts in thousands)	Total	Office (2)	Retail (2)	Merchandise Mart (2)	Temperature Controlled Logistics (3)	Toys	Other (4)
Property rentals	$1,332,915	$838,270	$200,618	$221,924	$—	$—	$72,103
Straight-line rents:
Contractual rent increases	22,779	13,122	6,019	3,578	—	—	60
Amortization of free rent	27,285	16,586	4,030	6,669	—	—	—
Amortization of acquired below-market leases, net	13,797	7,388	5,596	—	—	—	813
Total rentals	1,396,776	875,366	216,263	232,171	—	—	72,976
Temperature Controlled Logistics	846,881	—	—	—	846,881	—	—
Tenant expense reimbursements	209,036	115,895	73,454	16,953	—	—	2,734
Fee and other income:
Tenant cleaning fees	30,350	30,350	—	—	—	—	—
Management and leasing fees	15,433	14,432	941	60	—	—	—
Lease termination fees	30,117	10,746	2,399	16,972	—	—	—
Other	19,035	13,823	271	4,940	—	—	1
Total revenues	2,547,628	1,060,612	293,328	271,096	846,881	—	75,711
Operating expenses	1,305,027	404,281	88,952	100,733	662,703	—	48,358
Depreciation and amortization	334,961	171,610	33,168	41,100	73,776	—	15,307
General and administrative	183,001	40,051	15,823	24,784	40,925	—	61,418
Total expenses	1,822,989	615,942	137,943	166,617	777,404	—	125,083
Operating income (loss)	724,639	444,670	155,385	104,479	69,477	—	(49,372)
Income applicable to Alexander’s	59,022	694	695	—	—	—	57,633
Loss applicable to Toys ‘R’ Us	(40,496)	—	—	—	—	(40,496)	—
Income from partially-owned entities	36,165	3,639	9,094	588	1,248	—	21,596
Interest and other investment income	167,225	1,824	583	187	2,273	—	162,358
Interest and debt expense	(340,751)	(141,292)	(60,018)	(10,769)	(56,272)	—	(72,400)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	39,042	690	896	—	—	—	37,456
Minority interest of partially-owned entities	(3,808)	—	—	120	(4,221)	—	293
Income (loss) from continuing operations	641,038	310,225	106,635	94,605	12,505	(40,496)	157,564
Income (loss) from discontinued operations	32,440	—	(163)	—	—	—	32,603
Income (loss) before allocation to limited partners	673,478	310,225	106,472	94,605	12,505	(40,496)	190,167
Minority limited partners’ interest in the Operating Partnership	(66,755)	—	—	—	—	—	(66,755)
Perpetual preferred unit distributions of the Operating Partnership	(67,119)	—	—	—	—	—	(67,119)
Net income (loss)	539,604	310,225	106,472	94,605	12,505	(40,496)	56,293
Interest and debt expense (1)	415,826	145,734	68,274	11,592	26,775	46,789	116,662
Depreciation and amortization(1)	367,260	175,220	37,954	41,757	35,211	33,939	43,179
Income tax (benefit) expense (1)	(21,062)	1,199	—	1,138	1,275	(25,372)	698
EBITDA	$1,301,628	$632,378	$212,700	$149,092	$75,766	$14,860	$216,832
Percentage of EBITDA by segment	100%	48.6%	16.3%	11.5%	5.8%	1.1%	16.7%

Other EBITDA includes a net gain on sale of real estate of $31,614, income from the mark-to-market and conversion of derivative instruments of $72,816 and certain other gains and losses that affect comparability. Excluding these items the percentages of EBITDA by segment are 54.9% for Office, 18.2% for Retail, 12.9% for Merchandise Mart, 6.6% for Temperature Controlled Logistics, 1.3% for Toys and 6.2% for Other.

See Notes on page 77.

	For the Year Ended December 31, 2004
(Amounts in thousands)	Total	Office (2)	Retail (2)	Merchandise Mart (2)	Temperature Controlled Logistics (3)	Other (4)
Property rentals	$1,273,133	$829,015	$164,273	$217,034	$—	$62,811
Straight-line rents:
Contractual rent increases	35,217	26,675	5,044	3,333	—	165
Amortization of free rent	26,264	9,665	11,290	5,315	—	(6)
Amortization of acquired below market leases, net	14,949	10,076	4,873	—	—	—
Total rentals	1,349,563	875,431	185,480	225,682	—	62,970
Temperature Controlled Logistics	87,428	—	—	—	87,428	—
Expense reimbursements	191,245	104,446	64,610	18,904	—	3,285
Fee and other income:
Tenant cleaning fees	31,293	31,293	—	—	—	—
Management and leasing fees	16,754	15,501	1,084	155	—	14
Lease termination fees	16,989	12,696	709	3,584	—	—
Other	19,441	13,390	908	5,079	—	64
Total revenues	1,712,713	1,052,757	252,791	253,404	87,428	66,333
Operating expenses	681,556	391,336	78,208	98,833	67,989	45,190
Depreciation and amortization	244,020	159,970	26,825	36,044	7,968	13,213
General and administrative	145,229	38,356	13,187	22,588	4,264	66,834
Costs of acquisitions not consummated	1,475	—	—	—	—	1,475
Total expenses	1,072,280	589,662	118,220	157,465	80,221	126,712
Operating income (loss)	640,433	463,095	134,571	95,939	7,207	(60,379)
Income applicable to Alexander’s	8,580	433	668	—	—	7,479
Income (loss) from partially-owned entities	43,381	2,728	(1,678)	545	5,641	36,145
Interest and other investment income	203,998	997	397	105	220	202,279
Interest and debt expense	(242,955)	(129,716)	(58,625)	(11,255)	(6,379)	(36,980)
Net gain on disposition of wholly-owned and partially-owned assets other than real estate	19,775	369	—	—	—	19,406
Minority interest of partially-owned entities	(109)	—	—	—	(158)	49
Income from continuing operations	673,103	337,906	75,333	85,334	6,531	167,999
Income from discontinued operations	77,013	—	10,054	—	—	66,959
Income before allocation to minority limited partners	750,116	337,906	85,387	85,334	6,531	234,958
Minority limited partners’ interest in the operating partnership	(88,091)	—	—	—	—	(88,091)
Perpetual preferred unit distributions of the operating partnership	(69,108)	—	—		—	(69,108)
Net income	592,917	337,906	85,387	85,334	6,531	77,759
Interest and debt expense(1)	313,289	133,602	61,820	12,166	30,337	75,364
Depreciation and amortization(1)	296,980	162,975	30,619	36,578	34,567	32,241
Income taxes(1)	1,664	406	—	852	79	327
EBITDA	$1,204,850	$634,889	$177,826	$134,930	$71,514	$185,691
Percentage of EBITDA by segment	100%	52.7%	14.8%	11.2%	5.9%	15.4%

Included in EBITDA are (i) net gains on sale of real estate of $75,755, of which and $9,850 and $65,905 are in the Retail and Other segments, respectively, and (ii) net gains from the mark-to-market and conversion of derivative instruments of $135,372 and certain other gains and losses that affect comparability which are in the Other segment. Excluding these items, the percentages of EBITDA by segment are 62.4% for Office, 16.9% for Retail, 13.3% for Merchandise Mart, 7.0% for Temperature Controlled Logistics and 0.4% for Other.

See Notes on page 77.

	For the Year Ended December 31, 2003
(Amounts in thousands)	Total	Office(2)	Retail(2)	Merchandise Mart(2)	Temperature Controlled Logistics (3)	Other (4)
Property rentals	$1,210,185	$809,506	$140,249	$207,929	$—	$52,501
Straight-line rents:
Contractual rent increases	34,538	27,363	3,087	4,079	—	9
Amortization of free rent	7,071	(562)	5,552	2,090	—	(9)
Amortization of acquired below market leases, net	9,047	8,007	1,040	—	—	—
Total rentals	1,260,841	844,314	149,928	214,098	—	52,501
Expense reimbursements	179,214	98,184	56,995	20,949	—	3,086
Fee and other income:
Tenant cleaning fees	29,062	29,062	—	—	—	—
Management and leasing fees	12,812	11,427	1,290	—	—	95
Lease termination fees	8,581	2,866	2,056	3,659	—	—
Other	12,340	5,986	2,638	3,685	—	31
Total revenues	1,502,850	991,839	212,907	242,391	—	55,713
Operating expenses	583,038	370,545	71,377	97,073	—	44,043
Depreciation and amortization	214,623	149,524	19,343	32,087	—	13,669
General and administrative	121,879	37,143	9,783	20,323	—	54,630
Total expenses	919,540	557,212	100,503	149,483	—	112,342
Operating income (loss)	583,310	434,627	112,404	92,908	—	(56,629)
Income applicable to Alexander’s	15,574	—	640	—	—	14,934
Income (loss) from partially-owned entities	67,901	2,426	3,752	(108)	18,416	43,415
Interest and other investment income	25,401	2,960	359	93	—	21,989
Interest and debt expense	(230,064)	(134,715)	(59,674)	(14,788)	—	(20,887)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	2,343	180	—	188	—	1,975
Minority interest of partially-owned entities	(1,089)	(1,119)	—	—	—	30
Income from continuing operations	463,376	304,359	57,481	78,293	18,416	4,827
Income (loss) from discontinued operations	175,175	172,736	4,850	—	—	(2,411)
Income before allocation to minority limited partners	638,551	477,095	62,331	78,293	18,416	2,416
Minority limited partners’ interest in the operating partnership	(105,132)	—	—	—	—	(105,132)
Perpetual preferred unit distributions of the operating partnership	(72,716)	—	—	—	—	(72,716)
Net income (loss)	460,703	477,095	62,331	78,293	18,416	(175,432)
Interest and debt expense (1)	296,059	138,379	62,718	15,700	24,670	54,592
Depreciation and amortization (1)	279,507	153,273	22,150	32,711	34,879	36,494
Income taxes(1)	1,627	45	—	—	—	1,582
EBITDA	$1,037,896	$768,792	$147,199	$126,704	$77,965	$(82,764)
Percentage of EBITDA by segment	100%	74.1%	14.2%	12.2%	7.5%	(8.0)%

Included in EBITDA are gains on sale of real estate of $161,789, of which $157,200 and $4,589 are in the Office and Retail segments, respectively. Excluding these items, the percentages of EBITDA by segment are 69.8% for Office, 16.3% for Retail, 14.5% for Merchandise Mart, 8.9% for Temperature Controlled Logistics and (9.5)% for Other.

See Notes on the following page.

Notes to the preceding tabular information:

(1)          Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA includes the Company’s share of the interest and debt expense and depreciation and amortization of its partially-owned entities.

(2)          At December 31, 2004, 7 West 34th Street, a 440,000 square foot New York office building, was 100% occupied by four tenants, of which Health Insurance Plan of New York (“HIP”) and Fairchild Publications occupied 255,000 and 146,000 square feet, respectively. Effective January 4, 2005, the Company entered into a lease termination agreement with HIP under which HIP made an initial payment of $13,362 and is anticipated to make annual payments ranging from $1,000 to $2,000 over the remaining six years of the HIP lease contingent upon the level of operating expenses of the building in each year. In connection with the termination of the HIP lease, the Company wrote off the $2,462 balance of the HIP receivable arising from the straight-lining of rent. In the first quarter of 2005, the Company began redevelopment of a portion of this property into a permanent showroom building for the giftware industry. As of January 1, 2005, the Company transferred the operations and financial results related to the office component of this asset from the New York City Office division to the Merchandise Mart division for both the current and prior periods presented. The operations and financial results related to the retail component of this asset were transferred to the Retail division for both current and prior periods presented.

(3)          Operating results for the years ended December 31, 2005 and 2004 reflect the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004. Previously, this investment was accounted for on the equity method.

(4)          Other EBITDA is comprised of:

	For the Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Alexander’s (see page 81)	$84,874	$25,909	$22,361
Newkirk Master Limited Partnership (see page 82)	55,126	70,517	76,873
Hotel Pennsylvania (see page 78 and 80)	22,522	15,643	4,573
GMH Communities L.P in 2005 and Student Housing in 2004 and 2003 (see page 82).	7,955	1,440	2,000
Industrial warehouses	5,666	5,309	6,208
Other investments	5,319	—	—
	181,462	118,818	112,015
Minority limited partners’ interest in the Operating Partnership	(66,755)	(88,091)	(105,132)
Perpetual preferred unit distributions of the Operating Partnership	(67,119)	(69,108)	(72,716)
Corporate general and administrative expenses (see page 80)	(57,221)	(62,854)	(51,461)
Investment income and other (see page 84)	156,331	215,688	27,254
Net gains on sale of marketable equity securities (including $9,017 for Prime Group in 2005)	25,346	—	2,950
Net gain on disposition of investment in 3700 Las Vegas Boulevard	12,110	—	—
Discontinued operations:
Palisades (including $65,905 net gain on sale in 2004)	—	69,697	5,006
400 North LaSalle (including $31,614 net gain on sale in 2005)	32,678	1,541	(680)
	$216,832	$185,691	$(82,764)

Results Of Operations - Years Ended December 31, 2005 and December 31, 2004

Revenues

The Company’s revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $2,547,628,000 for the year ended December 31, 2005, compared to $1,712,713,000 in the prior year, an increase of $834,915,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Property rentals:
Increase (decrease) due to:
Acquisitions:
Bowen Building	June 2005	$4,985	$4,985	$—	$—	$—	$—
Westbury Retail Condominium	May 2005	4,181	—	4,181	—	—	—
So. California Supermarkets	July 2004	3,044	—	3,044	—	—	—
40 East 66th Street	July 2005	2,481	—	1,246	—	—	1,235
Crystal City Marriott	August 2004	2,386	2,386	—	—	—	—
Burnside Plaza Shopping Center	December 2004	1,819	—	1,819	—	—	—
Rockville Town Center	March 2005	1,811	—	1,811	—	—	—
386 and 387 W. Broadway	December 2004	1,623	—	1,623	—	—	—
Lodi Shopping Center	November 2004	1,603	—	1,603	—	—	—
220 Central Park South	August 2005	1,248	—	—	—	—	1,248
H Street	July 2005	1,180	1,180	—	—	—	—
South Hills Mall	August 2005	1,146	—	1,146	—	—	—
Starwood Ceruzzi Venture – effect of consolidating from August 8, 2005 vs. equity method prior	August 2005	919	—	919	—	—	—
Other		4,632	918	3,555	159	—	—
Development/Redevelopment:
Crystal Plaza 2, 3 and 4 – taken out of service		(10,415)	(10,415)	—	—	—	—
4 Union Square South - placed into service		4,042	—	4,042	—	—	—
7 West 34th Street – conversion from office space to showroom space		(2,234)	—	—	(2,234)	—	—
715 Lexington Avenue - placed into service		1,484	—	1,484	—	—	—
Bergen Mall – taken out of service		(1,300)	—	(1,300)	—	—	—
East Brunswick - placed into service		820	—	820	—	—	—
Crystal Drive Retail - placed into service		814	814	—	—	—	—
Amortization of acquired below market leases, net		(1,152)	(2,688)	723	—	—	813
Operations:
Hotel activity		11,309	—	—	—	—	11,309	(1)
Trade shows activity		3,204	—	—	3,204 (2)	—	—
Leasing activity (see page 67)		7,583	2,755 (3)	4,067	5,360	—	(4,599	)(4)
Total increase (decrease) in property rentals		47,213	(65)	30,783	6,489	—	10,006

Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development		1,755	1,589	2,332	(2,166)	—	—
Operations		16,036	9,860	6,512	215	—	(551)
Total increase (decrease) in tenant expense reimbursements		17,791	11,449	8,844	(1,951)	—	(551)
Temperature Controlled Logistics (effect of consolidating from November 18, 2004 vs. equity method prior)		759,453	—	—	—	759,453	—
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income		13,128	(1,950)	1,690	13,388 (5)	—	—
Management and leasing fees		(1,321)	(1,067)	(143)	(95)	—	(16)
BMS Cleaning fees		(943)	(943)	—	—	—	—
Other		(406)	431	(637)	(139)	—	(61)
Total increase (decrease) in fee and other income		10,458	(3,529)	910	13,154	—	(77)
Total increase in revenues		$834,915	$7,855	$40,537	$17,692	$759,453	$9,378

See notes on following page.

Notes to preceding tabular information:

(1)                      Average occupancy and revenue per available room (“REVPAR”) were 83.7% and $96.85 for the year ended December 31, 2005, as compared to 78.9% and $77.56 in the prior year.

(2)                      Results primarily from an increase in booth sales at several of the trade shows held in 2005.

(3)                      Results primarily from a $16,746 increase in New York City Office rental income from 2004 and 2005 leasing activity, partially offset by a $13,566 decrease in Washington, D.C. Office rental income due to the Patent and Trade Office leases expiring. See Overview – Leasing Activity for further details.

(4)                      Results primarily from the contribution, in November 2004, of the Company’s 90% interest in Student Housing (Campus Club Gainsville LLC) in exchange for limited partnership units in GMH Communities L.P.  The investment in Student Housing was consolidated into the accounts of the Company whereas the investment in GMH Communities L.P. is accounted for on the equity method.

(5)                      Results primarily from lease termination income of $13,362 received from HIP at 7 West 34th Street in January 2005.

Expenses

The Company’s expenses were $1,822,989,000 for the year ended December 31, 2005, compared to $1,072,280,000 in the prior year, an increase of 750,709,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total	Office	Retail	Merchandise Mart		Temperature Controlled Logistics	Other
Operating:
Increase (decrease) due to:
Americold — effect of consolidating from November 18, 2004 vs. equity method prior		$594,714	$—	$—	$—		$594,714	$—
Acquisitions:
Bowen Building	June 2005	1,769	1,769	—	—		—	—
Starwood Ceruzzi Venture — effect of consolidating from August 8, 2005 vs. equity method prior	August 2005	1,314	—	1,314	—		—	—
40 East 66th Street	July 2005	1,229	—	376	—		—	853
220 Central Park South	August 2005	1,152	—	—	—		—	1,152
South Hills Mall	August 2005	979	—	979	—		—	—
Burnside Plaza Shopping Center	December 2004	931	—	931	—		—	—
Westbury Retail Condominium	May 2005	928	—	928	—		—	—
H Street	July 2005	717	717	—	—		—	—
Rockville Town Center	March 2005	518	—	518	—		—	—
Lodi Shopping Center	November 2004	469	—	469	—		—	—
Other		1,745	398	1,283	64		—	—
Development/Redevelopment:
Bergen Mall — taken out of service		(2,785)	—	(2,785)	—		—	—
Crystal Plaza 2, 3 and 4 — taken out of service		(2,536)	(2,536)	—	—		—	—
7 West 34th Street — conversion from office space to showroom space		1,898	—	—	1,898		—	—
4 Union Square South - placed into service		1,344	—	1,344	—		—	—
715 Lexington Avenue - placed into service		609	—	609	—		—	—
Crystal Drive Retail - placed into service		559	559	—	—		—	—
East Brunswick - placed into service		(189)	—	(189)	—		—	—
Hotel activity		3,843	—	—	—		—	3,843
Trade shows activity		1,254	—	—	1,254	(1)	—	—
Operations		13,009	12,038 (2)	4,967	(1,316	)(3)	—	(2,680)
Total increase in operating expenses		623,471	12,945	10,744	1,900		594,714	3,168

Depreciation and amortization:
Increase due to:
Americold — effect of consolidating from November 18, 2004 vs. equity method prior		65,808	—	—	—		65,808	—
Acquisitions/Development		9,626	1,857	6,620	1,149		—	—-
Operations (due to additions to buildings and improvements)		15,507	9,783	(277)	3,907		—	2,094
Total increase in depreciation and amortization		90,941	11,640	6,343	5,056		65,808	2,094

General and administrative:
Increase due to:
Americold — effect of consolidating from November 18, 2004 vs. equity method prior		36,661	—	—	—		36,661	—
Acquisitions		3,240	2,617	400	223		—
Operations		(2,129)	(922)	2,236 (4)	1,973	(5)	—	(5,416	)(6)
Total increase (decrease) in general and administrative		37,772	1,695	2,636	2,196		36,661	(5,416)

Costs of acquisition not consummated		(1,475)	—-	—	—		—	(1,475	)(7)

Total increase (decrease) in expenses		$750,709	$26,280	$19,723	$9,152		$697,183	$(1,629)

See notes on following page.

Notes to preceding tabular information:

(1)                      Results primarily from an increase in trade show marketing expenses.

(2)                      Results from increases in New York City Office operating expenses, including $7,588 in real estate taxes and $10,155 in utility costs, net of a $5,376 reduction in bad debt expense and other expenses.

(3)                      Primarily due to a $3,000 reduction in bad debt expense, partially offset by an increase in utilities expense of $904.

(4)                      Results primarily from the increase in payroll and benefits resulting from the growth in this segment.

(5)                      Results primarily from (i) a $547 increase in payroll and benefits, (ii) a $401 write-off of pre-acquisition costs, (iii) $354 for costs incurred in connection with a tenant escalation dispute settled in favor of the Company and (iv) a $286 increase in income tax expense.

(6)                      The decrease in general and administrative expenses results from:

Bonuses to four executive vice presidents in connection with the successful leasing, development and financing of Alexander’s in 2004	$(6,500)
Cost of Vornado Operating Company litigation in 2004	(4,643)
Increase in payroll and fringes in 2005	3,244
Charitable contributions in 2005	1,119
Other, net	1,364
$(5,416)

(7)                      Costs expensed in 2004 as a result of an acquisition not consummated.

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $59,022,000 for the year ended December 31, 2005, compared to $8,580,000 for the prior year, an increase of $50,442,000.  The increase is primarily due to (i) $30,895,000 for the Company’s share of Alexander’s after-tax net gain on sale of condominiums in the current year, (ii) a $16,236,000 decrease in the Company’s share of Alexander’s stock appreciation rights compensation (“SAR”) expense, (iii) income from Alexander’s 731 Lexington Avenue property which was placed into service subsequent to the third quarter of 2004, (iv) a $2,465,000 increase in development and guarantee fees, (v) a $1,399,000 increase in management and leasing fees, partially offset by, (vi) a $2,520,000 decrease in interest income on the Company’s loans to Alexander’s which were repaid in July 2005 and (vii) $1,274,000 for the Company’s share of a gain on sale of land parcel in the prior year.

Loss Applicable to Toys ‘R’ Us

The business of Toys is highly seasonal.  Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income.  Because Toys’ fiscal year ends on the Saturday nearest January 31, the Company records its 32.95% share of Toys net income or loss on a one-quarter lag basis.  Accordingly, the Company will record its share of Toys’ fourth quarter net income in its first quarter of 2006.  Equity in net loss from Toys for the period from July 21, 2005 (date of acquisition) through December 31, 2005 was $40,496,000 which consisted of (i) the Company’s $1,977,000 share of Toys net loss in Toys’ second quarter ended July 30, 2005 for the period from July 21, 2005 (date of acquisition) through July 30, 2005, (ii) the Company’s $44,812,000 share of Toys net loss in Toys’ third quarter ended October 29, 2005, partially offset by, (iii) $5,043,000 of interest income on the Company’s senior unsecured bridge loan and (iv) $1,250,000 of management fees.

Income from Partially-Owned Entities

Below are the condensed statements of operations of the Company’s unconsolidated investments, as well as the increase (decrease) in income from these partially-owned entities for the years ended December 31, 2005 and 2004:

(Amounts in thousands)	Total	Monmouth Mall	Newkirk MLP		GMH (1)	Beverly Connection (2)	Starwood Ceruzzi Joint Venture (3)		Partially-Owned Office Buildings	Temperature Controlled Logistics (4)	Other

December 31, 2005:
Revenues		$24,804	$233,430		$195,340	$5,813	$1,312		$155,014
Expenses:
Operating, general and administrative and costs of good sold		(10,126)	(13,882)		(131,796)	(3,724)	(2,020)		(59,235)
Depreciation		(4,648)	(45,974)		(26,453)	(3,436)	(470)		(24,532)
Interest expense		(8,843)	(66,152)		(24,448)	(6,088)	—		(41,554)
Other, net		(6,574)	(58,640)		—	(2,145)	(8)		(274)
Net (loss) income		$(5,387)	$48,782		$12,643	$(9,580)	$(1,186)		$29,419

Company’s interest		50%	15.82%		12.08%	50%	80%		12.8%
Equity in net (loss) income	$9,077	$(2,694)	$10,196		1,528	$(4,790)	$(949)		$3,771		$2,015
Interest and other income	24,766	6,875	9,154		—	7,403	—		(132)		1,466
Fee income	2,322	1,065			—	900	—		—		357
Income (loss) from partially-owned entities	$36,165	$5,246 (5)	$19,350	(6)	$1,528	$3,513	$(949)		$3,639	N/A	$3,838	(8)

December 31, 2004:
Revenues		$24,936	$239,496				$1,649		$118,660	$131,053
Expenses:
Operating, general and administrative and costs of good sold		(9,915)	(23,495)				(3,207)		(48,329)	(29,351)
Depreciation		(6,573)	(45,134)				(634)		(19,167)	(50,211)
Interest expense		(6,390)	(80,174)				—		(32,659)	(45,504)
Other, net		(3,208)	45,344				(4,791)		975	(5,387)
Net (loss) income		$(1,150)	$136,037				$(6,983)		$19,480	$600

Company’s interest		50%	22.4%				80%		17%	47.6%
Equity in net income (loss)	$22,860	$(576)	$24,041				$(5,586)		$2,935	$360	$1,686
Interest and other income	14,459	3,290	11,396				—		(207)	(20)	—
Fee income	6,062	1,027	—				—		—	5,035	—
Income (loss) from partially-owned entities	$43,381	$3,741	$35,437	(6)	$ N/A	$ N/A	$(5,586	)(7)	$2,728	$5,375	$1,686	(8)

(Decrease) increase in income of partially-owned entities	$(7,216)	$1,505 (5)	$(16,087	)(6)	$1,528	$3,513	$4,637	(7)	$911	$(5,375)	$2,152	(8)

See footnotes on following page.

Notes to preceding tabular information:

(1)                      See page 66 for details.

(2)                      See page 57 for details.

(3)                      On August 8, 2005, the Company acquired the remaining 20% of Starwood Ceruzzi it did not already own for $940 in cash.

(4)                      On November 18, 2004, the Company’s investment in Americold was consolidated into the accounts of the Company.  See page 65 for details.

(5)                      On August 11, 2005, the Company’s $23,500 preferred equity investment in the Monmouth Mall with a yield of 14% was replaced with $10,000 of new preferred equity with a yield of 9.5%.  In connection with this transaction the venture paid to the Company a prepayment penalty of $4,346, of which $2,173 was recognized as income from partially-owned entities in 2005.

(6)                      Included in the Company’s share of net income from Newkirk MLP are the following:

(Amounts in thousands)	For the Years Ended December 31,
	2005	2004
Net gain on disposition of T-2 assets	$16,053	$—
Net losses on early extinguishment of debt and related write-off of deferred financing costs	(9,455)	—
Expense from payment of promoted obligation to partner	(8,470)	—
Impairment losses	(6,602)	(2,901)
Net gains on sale of real estate	4,236	2,705
Net gain on sale of Newkirk MLP option units	—	7,494
Total (expense) income	$(4,238)	$7,298

In addition, the Company has excluded its $7,119 share of the gain recognized by Newkirk MLP on the sale of its Stater Brothers real estate portfolio to the Company on July 29, 2004, which was reflected as an adjustment to the basis of the Company’s investment in Newkirk MLP.

(7)                      2004 includes the Company’s $3,833 share of Starwood Ceruzzi’s impairment loss.

(8)                      2005 includes $1,351 of income recognized from Dune Capital L.P.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $167,225,000 for the year ended December 31, 2005, compared to $203,998,000 in the year ended December 31, 2004, a decrease of $36,773,000.  This decrease resulted from the following:

(Amounts in thousands)
Increase (decrease) due to:
Income of $81,730 from the mark-to-market of Sears derivative position in 2004, partially offset by income of $14,968 in 2005 from the net gain on conversion of Sears derivative position to Sears Holdings derivative position on March 30, 2005 and mark-to-market adjustments though 2005	$(66,762)
Net gain on exercise of GMH warrants in 2004	(29,452)
Net gain on conversion of Sears common shares to Sears Holdings common shares and sale in 2005	26,514
Income recognized as a result of Sears Canada special dividend in 2005	22,885
Income from the mark-to-market of McDonalds derivative position in 2005	17,254
Interest on $159,000 commitment to GMH in 2004, which was satisfied in November 2004	(16,581)
Income of $24,190 from the mark-to-market of GMH warrants in 2004, partially offset by income of $14,080 from the mark-to-market of the warrants in through 2005	(10,110)
Other, net – primarily due to higher yields on higher average amounts invested	19,479
$(36,773)

Interest and Debt Expense

Interest and debt expense was $340,751,000 for the year ended December 31, 2005, compared to $242,955,000 in the year ended December 31, 2004, an increase of $97,796,000.  This increase is primarily due to (i) $49,893,000 resulting from the consolidation of the Company’s investment in Americold from November 18, 2004 versus accounting for the investment on the equity method previously, (ii) $26,199,000 from a 2.27% increase in the weighted average interest rate on variable rate debt, (iii) $15,335,000 of interest expense on the $500,000,000 exchangeable senior debentures issued in March 2005 and (iv) $6,881,000 of additional interest expense on the $250,000,000 senior unsecured notes due 2009, which were issued in August 2004.

Net Gain on Disposition of Wholly-owned and Partially-owned Assets other than Depreciable Real Estate

Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $39,042,000 for the year ended December 31, 2005 is comprised of (i) $25,346,000 of net gains on sales of marketable equity securities, of which $9,017,000 relates to the disposition of the Prime Group common shares, (ii) $12,110,000 for the net gain on disposition of the Company’s senior preferred equity investment in 3700 Las Vegas Boulevard and (iii) $1,586,000 relates to net gains on sale of land parcels.  Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $19,775,000 for the year ended December 31, 2004 primarily represents a $18,789,000 net gain on sale of a portion of the investment in Americold to Yucaipa.

Minority Interest of Partially-Owned Entities

Minority interest expense of partially-owned entities was $3,808,000 for the year ended December 31, 2005, compared to $109,000 in the prior year, an increase of $3,699,000.  This increase resulted primarily from the consolidation of the Company’s investment in Americold beginning on November 18, 2004 versus accounting for the investment on the equity method in the prior year.

Discontinued Operations

Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation.  The following table sets forth the balances of the assets related to discontinued operations as of December 31, 2005 and 2004.

(Amounts in thousands)	December 31,
	2005	2004
400 North LaSalle	$—	$82,624
Vineland	908	908
	$908	$83,532

Liabilities related to discontinued operations as of December 31, 2004 represents the 400 North LaSalle mortgage payable of $5,187,000.

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2005 and 2004 are as follows:

(Amounts in thousands)	December 31,
	2005	2004
Total Revenues	$2,443	$14,345
Total Expenses	1,617	13,087
Net income	826	1,258
Gains on sale of real estate	31,614	75,755
Income from discontinued operations	$32,440	$77,013

On April 21, 2005, the Company, through its 85% joint venture, sold 400 North LaSalle, a 452-unit high-rise residential tower in Chicago, Illinois, for $126,000,000, which resulted in a net gain on sale after closing costs of $31,614,000.  All of the proceeds from the sale were reinvested in tax-free “like-kind” exchange investments pursuant to Section 1031 of the Internal Revenue Code.

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

Perpetual Preferred Unit Distributions of the Operating Partnership

Perpetual preferred unit distributions of the Operating Partnership were $67,119,000 for the year ended December 31, 2005, compared to $69,108,000 for the prior year, a decrease of $1,989,000.  This decrease resulted primarily from the redemption of (i) $80,000,000 of the 8.25% Series D-3 preferred units in January 2005, (ii) $245,000,000 of the remaining 8.25% Series D-3 and D-4 preferred units in July 2005, (iii) $342,000,000 of the 8.25% Series D-5 and D-7 preferred units in September 2005 and (iv) $30,000,000 of the 8.25% Series D-6 and D-8 preferred units in December 2005, partially offset by, (v) a $19,017,000 write-off of the issuance costs of the preferred units redeemed in 2005, and (vi) distributions to holders of the 7.20% Series D-11 and 6.55% Series D-12 units issued in May and December 2004.

Minority Limited Partners’ Interest in the Operating Partnership

Minority limited partners’ interest in the Operating Partnership was $66,755,000 for the year ended December 31, 2005 compared to $88,091,000 for the prior year, a decrease of $21,336,000.  This decrease results primarily from a lower minority limited partnership ownership interest due to the conversion of Class A operating partnership units into common shares of the Company during 2004 and 2005, and lower net income subject to allocation to the minority limited partners.

EBITDA

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics		Toys		Other

Year ended December 31, 2004	$1,204,850	$634,889		$177,826	$134,930		$71,514		$—		$185,691
2005 Operations:
Same store operations(1)		290		4,977	5,788		—		—
Acquisitions, dispositions and non-same store income and expenses		(2,801)		29,897	8,374		4,252		14,860	(5)
Year ended December 31, 2005	$1,301,628	$632,378		$212,700	$149,092		$75,766		$14,860		$216,832
% increase in same store operations		—	%(2)	3.2%	4.7%	(3)	N/A	(4)	N/A

(1)                      Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses which are included in “acquisitions, dispositions and non-same store income and expenses” above.

(2)                      EBITDA and the same store percentage increase (decrease) were $341,601 and 4.3% for the New York City Office portfolio and $290,777 and (4.7%) for the Washington, D.C. Office portfolio.

(3)                      EBITDA and the same store percentage increase reflect the commencement of the WPP Group leases (228 square feet) in the third quarter of 2004 and the Chicago Sun Times lease (127 square feet) in the second quarter of 2004.  The same store percentage increase in EBITDA exclusive of these leases was 0.9%.

(4)                      Not comparable because prior to November 4, 2004, (date the operations of AmeriCold Logistics were combined with Americold Realty Trust), the Company reflected its equity in the rent Americold received from AmeriCold Logistics.  Subsequent thereto, the Company consolidates the operations of the combined company.  See page 101 for condensed pro forma operating results of Americold for the years ended December 31, 2005 and 2004, giving effect to the acquisition of its tenant, AmeriCold Logistics, as if it had occurred on January 1, 2004.  The same store percentage increase on a pro forma basis for the combined company is 14.2%.

(5)                      The business of Toys is highly seasonal.  Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income.  Because Toys’ fiscal year ends on the Saturday nearest January 31, the Company records its 32.95% share of Toys net income or loss on a one-quarter lag basis.  Accordingly, the Company will record its share of Toys fourth quarter net income in its first quarter of 2006.  Toys EBITDA above includes (i) the Company’s share of Toy’s EBITDA for the period from July 21, 2005 (date of acquisition) through October 29, 2005, (ii) $5,043,000 of interest income on the Company’s senior unsecured bridge loan and (iii) $1,250,000 of management fees.

Results of Operations - Years Ended December 31, 2004 and December 31, 2003

Revenues

The Company’s revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $1,712,713,000 for the year ended December 31, 2004, compared to $1,502,850,000 in the prior year, an increase of $209,863,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Other

Property rentals:
Increase (decrease) due to:
Acquisitions:
Bergen Mall	December 2003	$10,156	$—		$10,156	$—		$—	$—
2101 L Street	August 2003	7,197	7,197		—	—		—	—
So. California supermarkets	July 2004	2,217	—		2,217	—		—	—
Marriot Hotel	July 2004	1,890	1,890		—	—		—	—
25 W. 14th Street	March 2004	2,212	—		2,212	—		—	—
Forest Plaza Shopping Center	February 2004	2,581	—		2,581	—		—	—
99-01 Queens Boulevard	August 2004	491	—		491	—		—	—
Lodi Shopping Center	November 2004	267	—		267	—		—	—
Burnside Plaza Shopping Center	December 2004	166	—		166	—		—	—
Development placed into service:
4 Union Square South		6,989	—		6,989	—		—	—
Amortization of acquired below market leases, net		5,806	1,973		3,833	—		—	—
Operations:
Hotel activity		13,075	—		—	—		—	13,075 (1)
Trade shows activity		3,033	—		—	3,033		—	—
Leasing activity (see page 68)		32,642	20,057	(2)	6,640	8,551		—	(2,606)
Total increase in property rentals		88,722	31,117		35,552	11,584		—	10,469

Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions		7,561	1,157		6,404	—		—	—
Operations		4,470	5,105	(3)	1,211	(2,045	)(4)	—	199
Total increase (decrease) in tenant expense reimbursements		12,031	6,262		7,615	(2,045)		—	199
Temperature Controlled Logistics (effect of consolidating from November 18, 2004 vs. equity method prior)		87,428	—		—	—		87,428	—
Fee and other income:
Increase (decrease) in:
Acquisitions (Kaempfer Management Company)		3,695	3,695		—	—		—	—
Lease cancellation fee income		8,505	9,829	(5)	(1,291)	(33)		—	—
BMS Cleaning fees		2,231	2,231		—	—		—	—
Management and leasing fees		328	379		(206)	155		—	—
Other		6,923	7,405	(6)	(1,786)	1,352		—	(48)
Total increase (decrease) in fee and other income		21,682	23,539		(3,283)	1,474		—	(48)
Total increase in revenues		$209,863	$60,918		$39,884	$11,013		$87,428	$10,620

See notes on following page.

Notes to preceding tabular information:

(1)                Average occupancy and REVPAR were 78.9% and $77.56 for the year ended December 31, 2004, as compared to 63.7% and $58.00 in the prior year.

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

(5)                The increase relates to early lease terminations at the Company’s 888 Seventh Avenue and 909 Third Avenue office properties for approximately 175 square feet, a substantial portion of which has been re-leased at equal or higher rents.

(6)                Reflects an increase of $4,541 from New York City Office, which primarily relates to an increase in Penn Plaza signage income.

Expenses

The Company’s expenses were $1,072,280,000 for the year ended December 31, 2004, compared to $919,540,000 in the prior year, an increase of $152,740,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total		Office		Retail		Merchandise Mart		Temperature Controlled Logistics	Other

Operating:
Increase (decrease) due to:
Acquisitions:
Bergen Mall	December 2003	$6,015		$—		$6,015		$—		$—	$—
2101 L Street	August 2003	2,431		2,431		—		—		—	—
25 W. 14th Street	March 2004	254		—		254		—		—	—
Forest Plaza Shopping Center	February 2004	986		—		986		—		—	—
99-01 Queens Boulevard	August 2004	109		—		109		—		—	—
Lodi Shopping Center	November 2004	36		—		36		—		—	—
Burnside Plaza Shopping Center	December 2004	66		—		66		—		—	—
Development placed into service:
4 Union Square South		1,139		—		1,139		—		—	—
Americold — effect of consolidating from November 18, 2004 vs. equity method prior		67,989		—		—		—		67,989	—
Hotel activity		1,862		—		—		—		—	1,862
Trade shows activity		1,946		—		—		1,946		—	—
Operations		15,685		18,360	(1)	(1,774	)(2)	(186	)(3)	—	(715)
Total increase in operating expenses		98,518		20,791		6,831		1,760		67,989	1,147

Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development		10,214		2,249		7,965		—		—	—
Americold – effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		7,968		—		—		—		7,968	—
Operations		11,215	(4)	8,197		(483)		3,957		—	(456)
Total increase (decrease) in depreciation and amortization		29,397		10,446		7,482		3,957		7,968	(456)

General and administrative:
Increase due to:
Americold — effect of consolidating from November 18, 2004 vs. equity method prior		4,264		—		—		—		4,264	—
Operations		19,086	(5)	1,213		3,404		2,265		—	12,204
Total increase in general and administrative		23,350		1,213		3,404		2,265		4,264	12,204

Cost of acquisitions and development not consummated		1,475	(6)	—		—		—		—	1,475 (6)

Total increase in expenses		$152,740		$32,450		$17,717		$7,982		$80,221	$14,370

See notes on following page.

Notes to preceding tabular information:

(1)          Results primarily from (i) a $8,134 increase in real estate taxes, of which $6,700 relates to the New York City Office portfolio, (ii) a $5,452 increase in utility costs, of which $2,816 and $2,636 relate to the New York City Office and Washington, D.C. Office portfolios, respectively and (iii) a $1,192 increase due to higher repairs and maintenance (primarily New York City Office).

(2)          Results primarily from a net decrease in the allowance for bad debts due to recoveries in 2004.

(3)          Results primarily from (i) reversal of overaccrual of 2003 real estate taxes of $3,928, based on finalization of 2003 taxes in September 2004, offset by (ii) increase in the allowance for straight-lined rent receivables in 2004 of $3,585.

(4)          Primarily due to additions to buildings and improvements during 2003 and 2004.

(5)          The increase in general and administrative expenses results from:

Bonuses to four executive vice presidents in connection with the successful leasing, development and financing of Alexander’s	$6,500
Costs of Vornado Operating Company litigation in 2004	4,643
Legal fees in 2004 in connection with Sears investment	1,004
Increase in payroll and fringe benefits	6,555
Severance payments and the non-cash charge related to the accelerated vesting of severed employees’ restricted stock in 2003 in excess of 2004 amounts	(2,319)
Costs in 2003 in connection with the relocation of Washington, D.C. Office accounting operations to the Company’s administrative headquarters in New Jersey	(1,123)
Other, net	3,826
$19,086

(6)          Results from the write-off of costs associated with an acquisition not consummated.

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $33,920,000 before $25,340,000 of Alexander’s stock appreciation rights compensation (“SAR”) expense or $8,580,000 net, in the year ended December 31, 2004, compared to income of $30,442,000 before $14,868,000 of SAR expense or $15,574,000 net, in the year ended December 31, 2003, a decrease after SAR expense of $6,994,000.  This decrease resulted primarily from (i) an increase in the Company’s share of Alexander’s SAR expense of $10,472,000, (ii) the Company’s $1,434,000 share of Alexander’s loss on early extinguishment of debt in 2004, partially offset by, (iii) income in 2004 from the commencement of leases with Bloomberg on November 15, 2003 and other tenants in the second half of 2004 at Alexander’s 731 Lexington Avenue property and (iv) the Company’s $1,274,000 share of gain on sale of a land parcel in the quarter ended September 30, 2004.

Income from Partially-Owned Entities

Below are the condensed statements of operations of the Company’s unconsolidated subsidiaries, as well as the increase (decrease) in income from these partially-owned entities for the years ended December 31, 2004 and 2003:

(Amounts in thousands) For the year ended:	Total	Newkirk MLP	Temperature Controlled Logistics (1)		Monmouth Mall	Partially-Owned Office Buildings	Starwood Ceruzzi Joint Venture		Other

December 31, 2004:
Revenues		$239,496	$131,053		$24,936	$118,660	$1,649
Expenses:
Operating, general and administrative		(23,495)	(29,351)		(9,915)	(48,329)	(3,207)
Depreciation		(45,134)	(50,211)		(6,573)	(19,167)	(634)
Interest expense		(80,174)	(45,504)		(6,390)	(32,659)	—
Other, net		45,344	(5,387)		(3,208)	975	(4,791)
Net income (loss)		$136,037	$600		$(1,150)	$19,480	$(6,983)

Vornado’s interest		22.4%	47.6%		50%	17%	80%
Equity in net income (loss)	$22,860	$24,041 (2)	$360		$(576)	$2,935	$(5,586	)(5)	$1,686
Interest and other income	14,459	11,396 (3)	(20)		3,290	(207)	—		—
Fee income	6,062	—	5,035		1,027	—	—		—
Income (loss) from partially-owned entities	$43,381	$35,437	$5,375		$3,741	$2,728	$(5,586)		$1,686
December 31, 2003:
Revenues		$273,500	$119,605		$24,121	$99,590	$4,394
Expenses:
Operating, general and administrative		(15,357)	(6,905)		(10,520)	(39,724)	(3,381)
Depreciation		(51,777)	(56,778)		(4,018)	(18,491)	(998)
Interest expense		(97,944)	(41,117)		(6,088)	(27,548)	—
Other, net		43,083	5,710		(3,220)	2,516	(866)
Net income (loss)		$151,505	$20,515		$275	$16,343	$(851)

Vornado’s interest		22.6%	60%		50%	15%	80%
Equity in net income (loss)	$51,057	$33,243 (4)	$12,869		$138	$2,426	$(681	)(5)	$3,062	(6)
Interest and other income	10,292	7,002	—		3,290	—	—		—
Fee income	6,552	—	5,547		1,005	—	—		—
Income (loss) from partially-owned entities	$67,901	$40,245	$18,416		$4,433	$2,426	$(681)		$3,062

Increase (decrease) in income from partially-owned entities	$(24,520)	$(4,808)	$(13,041	)(2)	$(692)	$302	$(4,905	)(5)	$(1,376	)(6)

See footnotes on following page.

Notes to preceding tabular information:

(1)                      On November 18, 2004, the Company’s investment in Americold was consolidated into the accounts of the Company and ceased accounting for the investment on the equity method.

(2)                      Includes the Company’s $2,479 share of gains on sale of real estate and the Company’s $2,901 share of impairment losses recorded by Newkirk MLP.

(3)                      Includes a gain of $7,494, resulting from the exercise of an option by the Company’s joint venture partner to acquire certain Newkirk MLP units held by the Company.

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

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $203,998,000 for the year ended December 31, 2004, compared to $25,401,000 in the year ended December 31, 2003, an increase of $178,597,000.  This increase results from:

(Amounts in thousands)
Income from the mark-to-market of Sears’ option position	$82,734
Investment in GMH Communities L.P.:
Net gain on exercise of warrants for 6.7 million GMH limited partnership units	29,452
Net gain from the mark-to-market of 5.6 million warrants at December 31, 2004	24,190
Distributions received on $159,000 commitment	16,581
Increase in interest income on $275,000 GM building mezzanine loans	22,187
Interest income recognized on the repayment of the Company’s loan to Vornado Operating Company in November 2004	4,771
Increase in interest income from mezzanine loans in 2004	5,495
Other, net – primarily $5,655 of contingent interest income in 2003 from the Dearborn Center loan	(6,813)
$178,597

Interest and Debt Expense

Interest and debt expense was $242,955,000 for the year ended December 31, 2004, compared to $230,064,000 in the year ended December 31, 2003, an increase of $12,891,000.  This increase is primarily due to (i) $6,379,000 resulting from the consolidation of the Company’s investment in Americold from November 18, 2004 versus equity method accounting prior, (ii) $7,411,000 from an increase in average outstanding debt balances, primarily due to the issuance of $250,000,000 and $200,000,000 of senior unsecured notes in August 2004 and November 2003, respectively, and (iii) $1,206,000 from an increase in the weighted average interest rate on total debt of three basis points.

Net Gain on Disposition of Wholly-owned and Partially-owned Assets other than Depreciable Real Estate

The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the years ended December 31, 2004 and 2003:

	For the Year Ended December 31,
(Amounts in thousands)	2004	2003
Wholly-owned Assets:
Gain on sale of residential condominiums units	$776	$282
Net (loss) gain on sale of marketable securities	(159)	2,950
Loss on settlement of Primestone guarantees	—	(1,388)
Gain on sale of land parcels	—	499
Partially-owned Assets:
Net gain on sale of a portion of investment in Americold to Yucaipa	18,789	—
Other	369	—
	$19,775	$2,343

Perpetual Preferred Unit Distributions of the Operating Partnership

Perpetual preferred unit distributions of the Operating Partnership were $69,108,000 for the year ended December 31, 2004, compared to $72,716,000 for the prior year, a decrease of $3,608,000.  This decrease resulted primarily from the redemptions of the Series D-2 preferred units in January 2004 and Series C-1 and D-1 preferred units in the fourth quarter of 2003.

Minority Limited Partners’ Interest in the Operating Partnership

Minority limited partners’ interest in the Operating Partnership was $88,091,000 for the year ended December 31, 2004 compared to $105,132,000 for the prior year, a decrease of $17,041,000.  This decrease results primarily from a lower minority limited partnership ownership interest due to the conversion of Class A operating partnership units into common shares of the Company during 2003 and 2004, partially offset by higher net income subject to allocation to the minority limited partners.

Discontinued Operations

Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation.  The following table sets forth the balances of the assets related to discontinued operations as of December 31, 2004 and 2003.

	December 31,
(Amounts in thousands)	2004	2003
400 North LaSalle	$82,624	$80,685
Palisades (sold on June 29, 2004)	—	138,629
Baltimore (Dundalk) (sold on August 12, 2004)	—	2,167
Vineland	908	908
	$83,532	$222,389

The following table sets forth the balances of the liabilities related to discontinued operations (primarily mortgage notes payable) as of December 31, 2004 and 2003.

	December 31,
(Amounts in thousands)	2004	2003
400 North LaSalle	$5,187	$3,038
Palisades (sold on June 29, 2004)	—	120,000
	$5,187	$123,038

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2004 and 2003 are as follows:

	December 31,
(Amounts in thousands)	2004	2003
Total Revenues	$14,345	$42,899
Total Expenses	13,087	29,513
Net income	1,258	13,386
Gains on sale of real estate	75,755	161,789
Income from discontinued operations	$77,013	$175,175

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

EBITDA

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics		Other

Year ended December 31, 2003	$1,037,896	$768,792		$147,199	$126,704		$77,965		$(82,764)
2004 Operations:
Same store operations(1)		18,793		7,333	10,144		—
Acquisitions, dispositions and non-same store income and expenses		(152,696)		23,294	(1,918)		(6,451)
Year ended December 31, 2004	$1,204,850	$634,889		$177,826	$134,930		$71,514		$185,691
% increase in same store operations		3.1	%(2)	5.5%	8.9	%(3)	N/A	(4)

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses which are included in “acquisitions, dispositions and non-same store income and expenses” above.

(2)          EBITDA and the same store percentage increase were $330,689 and 4.4% for the New York City Office portfolio and $304,200 and 1.7% for the Washington, D.C. Office portfolio.

(3)          EBITDA and the same store percentage increase reflect the commencement of the WPP Group leases (228 square feet) in the third quarter of 2004 and the Chicago Sun Times lease (127 square feet) in the second quarter of 2004. EBITDA for the year ended December 31, 2004, exclusive of the incremental impact of these leases was $131,296 or a 5.6% same store increase over the prior year.

(4)          Not comparable because prior to November 4, 2004, (date the operations of AmeriCold Logistics were combined with Americold Realty Trust), the Company reflected its equity in the rent Americold received from AmeriCold Logistics. Subsequent thereto, the Company reflects its equity in the operations of the combined company.

Supplemental Information

Three Months Ended December 31, 2005 and December 31, 2004

Below is a summary of Net Income and EBITDA by segment for the three months ended December 31, 2005 and 2004.

	For the Three Months Ended December 31, 2005
(Amounts in thousands)	Total	Office (2)	Retail (2)	Merchandise Mart (2)	Temperature Controlled Logistics (3)	Toys(4)	Other (5)
Property rentals	$346,540	$213,558	$52,816	$58,066	$—	$—	$22,100
Straight-line rents:
Contractual rent increases	8,834	4,506	1,619	2,702	—	—	7
Amortization of free rent	5,917	4,339	2,185	(607)	—	—	—
Amortization of acquired below-market leases, net	4,679	2,041	1,911	—	—	—	727
Total rentals	365,970	224,444	58,531	60,161	—	—	22,834
Temperature Controlled Logistics	253,987	—	—	—	253,987	—	—
Tenant expense reimbursements	54,524	31,125	18,570	4,141	—	—	688
Fee and other income:
Tenant cleaning fees	7,130	7,130	—	—	—	—	—
Management and leasing fees	4,820	4,584	224	12	—	—	—
Lease termination fees	5,385	3,804	—	1,581	—	—	—
Other	5,403	4,037	67	1,299	—	—	—
Total revenues	697,219	275,124	77,392	67,194	253,987	—	23,522
Operating expenses	370,505	103,875	24,323	27,607	201,319	—	13,381
Depreciation and amortization	90,506	45,720	9,207	12,283	18,125	—	5,171
General and administrative	48,387	11,853	4,628	6,361	9,867	—	15,678
Total expenses	509,398	161,448	38,158	46,251	229,311	—	34,230
Operating income (loss)	187,821	113,676	39,234	20,943	24,676	—	(10,708)
Income applicable to Alexander’s	16,907	315	173	—	—	—	16,419
Loss applicable to Toys “R” Us	(39,966)	—	—	—	—	(39,966)	—
Income from partially-owned entities	15,643	876	2,144	112	571	—	11,940
Interest and other investment income	31,764	726	174	46	981	—	29,837
Interest and debt expense	(91,046)	(37,034)	(15,370)	(2,718)	(14,511)	—	(21,413)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	22,106	84	—	—	—	—	22,022
Minority interest of partially-owned entities	(4,770)	—	—	14	(5,007)	—	223
Income (loss) from continuing operations	138,459	78,643	26,355	18,397	6,710	(39,966)	48,320
Loss from discontinued operations	(44)	—	(44)	—	—	—	—
Income (loss) before allocation to limited partners	138,415	78,643	26,311	18,397	6,710	(39,966)	48,320
Minority limited partners’ interest in the Operating Partnership	(12,243)	—	—	—	—	—	(12,243)
Perpetual preferred unit distributions of the Operating Partnership	(6,211)	—	—	—	—	—	(6,211)
Net income (loss)	119,961	78,643	26,311	18,397	6,710	(39,966)	29,866
Interest and debt expense (1)	140,505	38,319	17,797	2,868	6,905	42,176	32,440
Depreciation and amortization(1)	124,053	46,642	11,286	12,499	8,652	30,644	14,330
Income tax (benefit) expense	(24,031)	253	—	81	(191)	(24,383)	209
EBITDA	$360,488	$163,857	$55,394	$33,845	$22,076	$8,471	$76,845

See notes on page 98.

	For The Three Months Ended December 31, 2004
(Amounts in thousands)	Total	Office (2)	Retail (2)	Merchandise Mart (2)	Temperature Controlled Logistics (3)	Other (4)
Property rentals	$327,801	$206,448	$46,038	$57,376	$—	$17,939
Straight-line rents:
Contractual rent increases	9,703	7,117	1,320	1,175	—	91
Amortization of free rent	7,507	3,338	2,340	1,828	—	1
Amortization of acquired below market leases, net	3,457	2,117	1,340	—	—	—
Total rentals	348,468	219,020	51,038	60,379	—	18,031
Temperature Controlled Logistics	87,428	—	—	—	87,428	—
Expense reimbursements	49,430	27,285	18,525	2,706	—	914
Fee and other income:
Tenant cleaning fees	8,606	8,606	—	—	—	—
Management and leasing fees	3,560	3,278	296	5	—	(19)
Lease termination fees	2,613	147	—	2,466	—	—
Other	5,872	4,667	50	1,141	—	14
Total revenues	505,977	263,003	69,909	66,697	87,428	18,940
Operating expenses	223,991	100,836	20,819	24,432	67,989	9,915
Depreciation and amortization	70,869	42,010	7,546	10,400	7,968	2,945
General and administrative	55,066	9,820	3,681	6,791	4,264	30,510
Total expenses	349,926	152,666	32,046	41,623	80,221	43,370
Operating income (loss)	156,051	110,337	37,863	25,074	7,207	(24,430)
Income applicable to Alexander’s	4,203	88	174	—	—	3,941
Income from partially-owned entities	9,739	749	556	64	37	8,333
Interest and other investment income	167,333	363	180	22	220	166,548
Interest and debt expense	(66,128)	(31,457)	(14,144)	(2,799)	(6,379)	(11,349)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	18,999	369	—	—	—	18,630
Minority interest of partially-owned entities	(157)	—	—	—	(158)	1
Income from continuing operations	290,040	80,449	24,629	22,361	927	161,674
Income (loss) from discontinued operations	(51)	—	(189)	—	—	138
Income before allocation to minority limited partners’	289,989	80,449	24,440	22,361	927	161,812
Minority limited partners’ interest in the Operating Partnership	(32,647)	—	—	—	—	(32,647)
Perpetual preferred unit distributions of the Operating Partnership	(17,388)	—	—	—	—	(17,388)
Net income	239,954	80,449	24,440	22,361	927	111,777
Interest and debt expense (1)	78,474	32,473	15,022	3,025	7,326	20,628
Depreciation and amortization(1)	78,378	42,771	8,826	10,533	8,601	7,647
Income taxes	829	113	—	573	79	64
EBITDA	$397,635	$155,806	$48,288	$36,492	$16,933	$140,116

See notes on following page.

Notes to preceding tabular information:

(1)          Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(2)          In the first quarter of 2005, the Company began redevelopment of a portion of 7 West 34th Street into a permanent showroom building for the giftware industry. As of January 1, 2005, the Company transferred the operations and financial results related to the office component of this asset from the New York City Office division to the Merchandise Mart division for both the current and prior periods presented. The operations and financial results related to the retail component of this asset were transferred to the Retail division for both current and prior periods presented.

(3)          Operating results for the three months ended December 31, 2005 and 2004, reflect the consolidation of the Company’s investment in Americold beginning on November 18, 2004. Previously, this investment was accounted for on the equity method.

(4)          Equity in net loss from Toys for the three months ended December 31, 2005 represents (i) $44,812,000 for the Company’s share of Toys net loss for Toys’ third quarter ended October 29, partially offset by (ii) $3,710,000 of interest income for the Company’s share of Toys’ bridge loan and (iii) $1,136,000 of management fees.

(5)          Other EBITDA is comprised of:

	For the Three Months Ended December 31,
(Amounts in thousands)	2005	2004
Alexander’s	$23,909	$8,839
Newkirk MLP	18,743	16,286
Hotel Pennsylvania	8,372	7,680
GMH Communities L.P. in 2005 and Student Housing in 2004	2,626	186
Industrial warehouses	1,629	1,506
Other investments	4,621	—
	59,900	34,497
Minority limited partners’ interest in the Operating Partnership	(12,243)	(32,647)
Perpetual preferred unit distributions of the Operating Partnership	(6,211)	(17,388)
Corporate general and administrative expenses	(14,604)	(29,488)
Investment income and other	27,981	184,312
Net gain on disposition of investment in 3700 Las Vegas Boulevard	12,110	—
Net gains on sale of marketable securities	9,912	—
Discontinued operations	—	830
	$76,845	$140,116

Below are the details of the changes by segment in EBITDA for the three months ended December 31, 2005 compared to the three months ended December 31, 2004.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics		Toys	Other

For the three months ended December 31, 2004	$397,635	$155,806		$48,288	$36,492	$16,933		$—	$140,116
2005 Operations:
Same store operations(1)		3,349		479	1,432	—		—
Acquisitions, dispositions and non-same store income and expenses		4,702		6,627	(4,079)	5,143		8,471
For the three months ended December 31, 2005	$360,488	$163,857		$55,394	$33,845	$22,076		$8,471	$76,845
% increase in same store operations		2.2	%(2)	1.1%	4.6%	N/A	(3)	N/A

(1)

Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses which are included in “acquisitions, dispositions and non same store income and expenses” above.

(2)	EBITDA and same store percentage increase (decrease) was $90,468 and 5.0% for the New York City Office portfolio and $73,389 and (1.2%) for the Washington, D.C. Office portfolio.

(3)

Not comparable because prior to November 4, 2004, (date the operations of AmeriCold Logistics were combined with Americold), the Company reflected its equity in the rent Americold received from AmeriCold Logistics. Subsequent thereto, the Company reflects its equity in the operations of the combined company.

The Company’s revenues and expenses are subject to seasonality during the year which impacts quarter-by-quarter net earnings, cash flows and funds from operations. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income, which the Company records on a one-quarter lag basis in its first quarter, accounts for more than 80% of Toys’ fiscal year net income. The Office and Merchandise Mart segments have historically experienced higher utility costs in the third quarter of the year. The Merchandise Mart segment also has experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail segment revenue in the fourth quarter is typically higher due to the recognition of percentage rental income. The Temperature Controlled Logistics segment has experienced higher earnings in the fourth quarter due to higher activity and occupancy in its warehouse operations due to the holiday season’s impact on the food industry.

Below are the details of the changes by segment in EBITDA for the three months ended December 31, 2005 compared to the three months ended September 30, 2005:

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Toys	Other

For the three months ended September 30, 2005	$227,592	$150,944		$56,791	$33,042		$19,248	$6,389	$(38,822)
2005 Operations:
Same store operations(1)		10,734		649	2,641		2,828	—
Acquisitions, dispositions and non-same store income and expenses		2,179		(2,046)	(1,838)		—	2,082
For the three months ended December 31, 2005	$360,488	$163,857		$55,394	$33,845		$22,076	$8,471	$76,845
% increase in same store operations		7.2	%(2)	1.3%	8.7	%(3)	14.7%	N/A

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses which are included in “acquisitions, dispositions and non-same store income and expenses” above.

(2)          EBITDA and same store percentage increase was $90,468 and 7.8% for the New York City Office portfolio and $73,389 and 6.5% for the Washington, D.C. Office portfolio. The same store percentage changes reflect seasonally lower utility costs in the fourth quarter than the third quarter, of which $4,584 relates to the New York City Office portfolio and $2,871 relates to the Washington D.C. Office portfolio. The same store operations exclusive of the seasonal change in utilities increased by 2.1% for the New York City Office portfolio and increased by 2.3% for the Washington, D.C. Office portfolio.

(3)          Primarily due to seasonality of trade show operations.

Below is a reconciliation of net income and EBITDA for the three months ended September 30, 2005.

(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Toys	Other
Net income (loss) for the three months ended September 30, 2005	$38,742	$69,677	$30,243	$20,016	$2,941	$(530)	$(83,605)
Interest and debt expense	100,355	37,178	17,178	2,917	6,738	4,613	31,731
Depreciation and amortization	87,455	43,455	9,370	9,670	8,722	3,295	12,943
Income tax expense (benefit)	1,040	634	—	439	847	(989)	109
EBITDA for the three months ended September 30, 2005	$227,592	$150,944	$56,791	$33,042	$19,248	$6,389	$(38,822)

Investment in Americold Realty Trust

Prior to November 18, 2004, the Company owned a 60% interest in Vornado Crescent Portland Partnership (“VCPP”) which owned Americold Realty Trust (“Americold”). Americold owned 88 temperature controlled warehouses, all of which were leased to AmeriCold Logistics. On November 4, 2004, Americold purchased its tenant, AmeriCold Logistics, for $47,700,000 in cash. On November 18, 2004, the Company and its 40% partner, Crescent Real Estate Equities Company (“CEI”) collectively sold 20.7% of Americold’s common shares to The Yucaipa Companies (“Yucaipa”) for $145,000,000, which resulted in a gain, of which the Company’s share was $18,789,000. The sale price was based on a $1.450 billion valuation for Americold before debt and other obligations. Yucaipa is a private equity firm with significant expertise in the food distribution, logistics and retail industries. Upon closing of the sale to Yucaipa on November 18, 2004, Americold is owned 47.6% by the Company, 31.7% by CEI and 20.7% by Yucaipa.

Pursuant to the sales agreement: (i) Yucaipa may be entitled to receive up to 20% of the increase in the value of Americold, realized through the sale of a portion of the Company’s and CEI’s interests in Americold subject to limitations, provided that Americold’s Threshold EBITDA, as defined, exceeds $133,500,000 at December 31, 2007; (ii) the annual asset management fee payable by CEI to the Company has been reduced from approximately $5,500,000 to $4,548,000, payable quarterly through October 30, 2027. CEI, at its option, may terminate the payment of this fee at any time after November 2009, by paying the Company a termination fee equal to the present value of the remaining payments through October 30, 2027, discounted at 10%. In addition, CEI is obligated to pay a pro rata portion of the termination fee to the extent it sells a portion of its equity interest in Americold; and (iii) VCPP was dissolved. The Company has the right to appoint three of the five members to Americold’s Board of Trustees. Consequently, the Company is deemed to exercise control over Americold and, on November 18, 2004, the Company began to consolidate the operations and financial position of Americold into its accounts and no longer accounts for its investment on the equity method.

The following is a pro forma presentation of the results of operations of Americold for the three months and year ended December 31, 2004, giving effect to the acquisition of AmeriCold Logistics as if it had occurred on January 1, 2004 as compared to the actual results for the comparable periods in the current year.

	For the Year Ended December 31,		For the Three Months Ended December 31,
(Amounts in thousands)	2005	2004	2005	2004
Revenue	$846,881	$701,707	$253,987	$191,595
Cost of operations	662,341	545,971	200,957	146,686
Gross margin	184,540	155,736	53,030	44,909
Depreciation, depletion and amortization	73,776	72,059	18,125	17,622
Interest expense	56,272	52,443	14,511	13,894
General and administrative expense	40,925	33,815	9,867	6,930
Other (income) expense, net	(2,792)	6,497	(824)	4,573
Net income (loss)	16,359	(9,078)	11,351	1,890
Depreciation and amortization	73,776	72,059	18,125	17,622
Interest expense	56,272	52,443	14,511	13,894
Income tax expense (benefit)	2,679	875	(403)	60
EBITDA	$149,086	$116,299	$43,584	$33,466
Same store % increase	14.2%		9.1%

The Company’s actual share of net income and EBITDA for 2005 and pro forma share for 2004 are as follows:

The Company’s pro rata share:
Net income (loss)	$7,784	(1)	$(4,319	)(2)	$5,401	(1)	$899	(2)
EBITDA	$70,935	(1)	$55,335	(2)	$20,737	(1)	$15,923	(2)

(1)	Amounts reported by the Company for the three months and year ended December 31, 2005 include asset management fees of $1,010 and $4,832, respectively, which are not included in the above table.
(2)

Actual results reported by the Company for these periods was based on a 60% ownership interest through November 18, 2004, as compared to the pro forma ownership interest of 47.6% used in the above table. In addition, the Company earned asset management fees for the three months and year ended December 31, 2004 of $1,310 and $5,824, which are not included in the above table.

Related Party Transactions

Loan and Compensation Agreements

On December 22, 2005, Steven Roth, the Company’s Chief Executive Officer, repaid to the Company his $13,122,500 outstanding loan which was scheduled to mature in January 2006. Pursuant to a credit agreement dated November 1999, Mr. Roth may draw up to $15,000,000 of loans from the Company on a revolving basis. Each loan bears interest, payable quarterly, at the applicable Federal rate on the date the loan is made and matures on the sixth anniversary of such loan. Loans are collateralized by assets with a value of not less than two times the amount outstanding. On December 23, 2005, Mr. Roth borrowed $13,122,500 under this facility, which bears interest at 4.45% per annum and matures on December 23, 2011.

At December 31, 2005, the balance of the loan due from Michael Fascitelli, the Company’s President, in accordance with his employment agreement was $8,600,000. The loan matures in December 2006 and bears interest, payable quarterly, at a weighted average rate of 3.97% (based on the applicable Federal rate).

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

On March 11, 2004, the Company loaned $2,000,000 to Melvyn Blum, an executive officer of the Company, pursuant to the revolving credit facility contained in his January 2000 employment agreement. Melvyn Blum resigned effective July 15, 2005. In accordance with the terms of his employment agreement, his $2,000,000 outstanding loan as of June 30, 2005 was repaid on August 14, 2005.

Transactions with Affiliates and Officers and Trustees of the Company

Alexander’s

The Company owns 33% of Alexander’s. Mr. Roth and Mr. Fascitelli are officers and directors of Alexander’s, the Company provides various services to Alexander’s in accordance with management, development and leasing agreements. These agreements are described in Note 5 - Investments in Partially-Owned Entities to the Company’s consolidated financial statements in this annual report on Form 10-K.

On December 29, 2005, Michael Fascitelli, the Company’s President and President of Alexander’s, exercised 350,000 of his Alexander’s stock appreciation rights (“SARs”) which were scheduled to expire in December 2006 and received $173.82 for each SAR exercised, representing the difference between Alexander’s stock price of $247.70 (the average of the high and low market price) on the date of exercise and the exercise price of $73.88. This exercise was consistent with Alexander’s tax planning.

On January 10, 2006, the Omnibus Stock Plan Committee of the Board of Directors of Alexander’s granted Mr. Fascitelli a SAR covering 350,000 shares of Alexander’s common stock. The exercise price of the SAR is $243.83 per share of common stock, which was the average of the high and low trading price of Alexander’s common stock on date of grant. The SAR will become exercisable on July 10, 2006, provided Mr. Fascitelli is employed with Alexander’s on such date, and will expire on March 14, 2007. Mr. Fascitelli’s early exercise and Alexander’s related tax consequences were factors in Alexander’s decision to make the new grant to him.

Interstate Properties

As of December 31, 2005, Interstate Properties and its partners beneficially owned approximately 9.2% of the common shares of beneficial interest of the Company and 27.7% of Alexander’s common stock. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the managing general partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander’s. Messrs. Mandelbaum and Wight are trustees of the Company and also directors of Alexander’s.

The Company manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. The Company believes based upon comparable fees charged by other real estate companies that its terms are fair to the Company. The Company earned $791,000, $726,000 and $703,000 of management fees under the management agreement for the years ended December 31, 2005, 2004 and 2003. In addition, during fiscal year 2003, as a result of a previously existing leasing arrangement with Alexander’s, Alexander’s paid to Interstate $587,000, for the leasing and other services actually rendered by the Company. Upon receipt of these payments, Interstate promptly paid them over to the Company without retaining any interest therein. This arrangement was terminated at the end of 2003 and all payments by Alexander’s thereafter for these leasing and other services are made directly to the Company.

Vornado Operating Company (“Vornado Operating”)

In October 1998, Vornado Operating was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct. Vornado Operating’s primary asset was its 60% investment in AmeriCold Logistics, which leased 88 refrigerated warehouses from Americold, owned 60% by the Company. On November 4, 2004, Americold purchased its tenant, AmeriCold Logistics, for $47,700,000 in cash. As part of this transaction, Vornado Operating repaid the $21,989,000 balance of its loan to the Company as well as $4,771,000 of unpaid interest. Because the Company fully reserved for the interest income on this loan beginning in January 2002, it recognized $4,771,000 of income upon collection in the fourth quarter 2004.

In November 2004, a class action shareholder derivative lawsuit was brought in the Delaware Court of Chancery against Vornado Operating, its directors and the Company. The lawsuit sought to enjoin the dissolution of Vornado Operating, rescind the previously completed sale of AmeriCold Logistics (owned 60% by Vornado Operating) to Americold (owned 60% by the Company) and damages. In addition, the plaintiffs claimed that the Vornado Operating directors breached their fiduciary duties. On November 24, 2004, a stipulation of settlement was entered into under which the Company agreed to settle the lawsuit with a payment of approximately $4,500,000 or about $1 per Vornado Operating share or partnership unit before litigation expenses. The Company accrued the proposed settlement payment and related legal costs as part of “general and administrative expense” in the fourth quarter of 2004. On March 22, 2005, the Court approved the settlement.

Other

On January 1, 2003, the Company acquired BMS, a company which provides cleaning and related services principally to the Company’s Manhattan office properties, for $13,000,000 in cash from the estate of Bernard Mendik and certain other individuals including David R. Greenbaum, an executive officer of the Company. The Company paid BMS $53,024,000, for the year ended December 31, 2002, for services rendered to the Company’s Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services were provided were not negotiated at arms length, the Company believes based upon comparable amounts charged to other real estate companies that the terms and conditions of the contracts were fair to the Company.

On August 4, 2003, the Company completed the acquisition of 2101 L Street, a 370,000 square foot office building located in Washington D.C. The consideration for the acquisition consisted of approximately 1.1 million newly issued Operating Partnership units (valued at approximately $49,517,000) and the assumption of existing mortgage debt and transaction costs totaling approximately $32,000,000. Robert H. Smith and Robert P. Kogod, trustees of Vornado, together with family members, owned approximately 24 percent of the limited partnership that sold the building and Mr. Smith was a general partner. On August 5, 2003, the Company repaid the mortgage of $29,056,000.

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

On July 1, 2004, the Company acquired the Marriott hotel located in its Crystal City office complex from a limited partnership in which Robert H. Smith and Robert P. Kogod, trustees of the Company, together with family members, own approximately 67 percent. The purchase price of $21,500,000 was paid in cash. The hotel contains 343 rooms and is leased to an affiliate of Marriott International, Inc. until July 31, 2015, with one 10-year extension option. The land under the hotel was acquired in 1999.

On October 1, 2004, the Company increased its ownership interest in the Investment Building in Washington, D.C. to 5% by acquiring an additional 2.8% interest for $2,240,000 in cash. The Company’s original interest in the property was acquired in connection with the acquisition of the Kaempfer Company in April 2003. Mitchell N. Schear, President of the Company’s Washington, D.C. Office division and other former members of Kaempfer management were also partners in the Investment Building partnership.

On December 20, 2005, the Company acquired a 46% partnership interest in, and became co-general partner of, partnerships that own a complex in Rosslyn, Virginia, containing four office buildings with an aggregate of 714,000 square feet and two apartment buildings containing 195 rental units. The consideration for the acquisition consisted of 734,486 newly issued Vornado Realty L.P. partnership units (valued at $61,814,000) and $27,300,000 of its pro-rata share of existing debt. Of the partnership interest acquired, 19% was from Robert H. Smith and Robert P. Kogod, trustees of Vornado, and their family members, representing all of their interest in the partnership.

Liquidity and Capital Resources

The Company anticipates that cash from continuing operations over the next twelve months will be adequate to fund its business operations, dividends to shareholders and distributions to unitholders of the Operating Partnership and recurring capital expenditures, and together with existing cash balances, will be greater than its anticipated cash requirements, including development and redevelopment expenditures and debt amortization. Capital requirements for significant acquisitions may require funding from borrowings or equity offerings.

The Company’s believes that it has complied with the financial covenants required by its revolving credit facility and its senior unsecured notes due 2007, 2009, 2010 and 2025, and that as of December 31, 2005, it has the ability to incur a substantial amount of additional indebtedness. As at December 31, 2005, the Company has an effective shelf registration under which the Company can offer an aggregate of approximately $836,750,000 of equity securities and Vornado Realty L.P. can offer an aggregate of $4,510,000,000 of debt securities.

Certain Future Cash Requirements

For 2006 the Company has budgeted approximately $173,500,000 for capital expenditures excluding acquisitions as follows:

(Amounts in millions except square foot data)	Total	New York City Office	Washington DC Office	Retail	Merchandise Mart		Other (1)
Expenditures to maintain assets	$70.0	$18.0	$17.0	$2.0	$13.0		$20.0
Tenant improvements	76.0	16.0	40.5	4.6	14.9
Leasing commissions	27.5	6.0	14.5	2.4	4.6		—
Total Tenant Improvements and Leasing Commissions	103.5	22.0	55.0	7.0	19.5		—
Per square foot		$35.00	$16.20	$15.40	$15.00	(2)	$—
Per square foot per annum		$3.60	$2.70	$1.40	$3.00	(2)	$—
Total Capital Expenditures and Leasing Commissions	$173.5	$40.0	$72.0	$9.0	$32.5		$20.0

Square feet budgeted to be leased (in thousands)		650	2,650	450	1,300
Weighted average lease term		9.5	6.0	11.0	5.0

(1)	Americold, Hotel Pennsylvania, Paramus Office and Warehouses.

(2)

Tenant improvements and leasing commissions per square foot budgeted for 2006 leasing activity are $33.75 ($5.80 per annum) and $10.00 ($1.90 per annum) for Merchandise Mart office and showroom space, respectively.

In addition to the capital expenditures reflected above, the Company is currently engaged in certain development and redevelopment projects for which it has budgeted approximately $718,500,000. Of this amount, $228,000,000 is estimated to be expended in 2006.

The table above excludes the anticipated 2006 capital expenditures of Alexander’s, Newkirk MLP, Toys “R” Us or any other partially-owned entity that is not consolidated by the Company, as these entities are expected to fund their own cash requirements without additional equity contributions from the Company.

Financing Activities and Contractual Obligations

Below is a schedule of the Company’s contractual obligations and commitments at December 31, 2005.

(Amounts in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Contractual Cash Obligations:
Mortgages and Notes Payable (principal and interest)	$6,703,189	$669,796	$1,563,391	$1,614,495	$2,855,507
Senior Unsecured Notes due 2007	539,750	26,500	513,250	—	—
Senior Unsecured Notes due 2009	288,438	11,250	22,500	254,688	—
Senior Unsecured Notes due 2010	244,333	9,500	19,000	215,833	—
Exchangeable Senior Debentures due 2025	872,969	19,375	38,750	38,750	776,094
Americold Revolving Credit Facility	9,151	9,151	—	—	—
Operating leases	1,066,912	26,913	50,339	45,880	943,780
Purchase obligations, primarily construction commitments	26,658	26,658	—	—	—
Capital lease obligations	64,225	10,004	15,308	12,412	26,501
Total Contractual Cash Obligations	$9,815,625	$809,147	$2,222,538	$2,182,058	$4,601,882

Commitments:
Capital commitments to partially-owned entities	$40,800	$20,800	$10,000	$10,000	$—
Standby letters of credit	40,962	40,962	—	—	—
Mezzanine loan commitments	30,530	30,530	—	—	—
Other Guarantees	—	—	—	—	—
Total Commitments	$112,292	$92,292	$10,000	$10,000	$—

At December 31, 2005, the Company’s $600,000,000 revolving credit facility, which expires in July 2006, had a zero outstanding balance and $22,311,000 was reserved for outstanding letters of credit. This facility contains financial covenants, which require the Company to maintain minimum interest coverage and maximum debt to market capitalization, and provides for higher interest rates in the event of a decline in the Company’s ratings below Baa3/BBB. At December 31, 2005, Americold’s $30,000,000 revolving credit facility had a $9,076,000 outstanding balance and $17,000,000 was reserved for outstanding letters of credit. This facility requires Americold to maintain, on a trailing four-quarter basis, a minimum of $30,000,000 of free cash flow, as defined. Both of these facilities contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

On March 29, 2005, the Company completed a public offering of $500,000,000 principal amount of 3.875% exchangeable senior debentures due 2025 pursuant to an effective registration statement. The notes were sold at 98.0% of their principal amount. The net proceeds from this offering, after the underwriters’ discount were approximately $490,000,000. The debentures are exchangeable, under certain circumstances, for common shares of the Company at a current exchange rate of 11.062199 (initial exchange rate of 10.9589) common shares per $1,000 of principal amount of debentures. The Company may elect to settle any exchange right in cash. The debentures permit the Company to increase its common dividend 5% per annum, cumulatively, without an increase to the exchange rate. The debentures are redeemable at the Company’s option beginning in 2012 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require the issuer to repurchase their debentures in 2012, 2015 and 2020 and in the event of a change in control.

The Company has made acquisitions and investments in partially-owned entities for which it is committed to fund additional capital aggregating $40,800,000. Of this amount, $25,000,000 relates to capital expenditures to be funded over the next six years at the Springfield Mall, in which it has a 97.5% interest.

In addition to the above, on November 10, 2005, the Company committed to fund up to $30,530,000 of the junior portion of a $173,000,000 construction loan to an entity developing a mix-use building complex in Boston, Massachusetts, at the north end of the Boston Harbor. The Company will earn current-pay interest at 30-day LIBOR plus 11%. The loan will mature in November 2008, with a one-year extension option. The Company anticipates funding all or portions of the loan beginning in 2006.

The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005 which expires in 2007 and (v) rental loss insurance) with respect to its assets. Below is a summary of the current all risk property insurance and terrorism risk insurance in effect through September 2006 for each of the following business segments:

	Coverage Per Occurrence
	All Risk (1)	Sub-Limits for Acts of Terrorism
New York City Office	$1,400,000,000	$750,000,000
Washington, D.C. Office	1,400,000,000	750,000,000
Retail	500,000,000	500,000,000
Merchandise Mart	1,400,000,000	750,000,000
Temperature Controlled Logistics	225,000,000	225,000,000

(1)                      Limited as to terrorism insurance by the sub-limit shown in the adjacent column.

In addition to the coverage above, the Company carries lesser amounts of coverage for terrorist acts not covered by the Terrorism Risk Insurance Extension Act of 2005.

The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007, 2009 and 2010, its exchangeable senior debentures due 2025 and its revolving credit agreements, contain customary covenants requiring the Company to maintain insurance. Although the Company believes that it has adequate insurance coverage under these agreements, the Company may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than the Company is able to obtain, or if the Terrorism Risk Insurance Extension Act of 2005 is not extended past 2007, it could adversely affect the Company’s ability to finance and/or refinance its properties and expand its portfolio.

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming the Company has no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty. On May 17, 2005, the Company filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed the Company’s motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. The Company intends to pursue its claims against Stop & Shop vigorously. There are various other legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company’s financial condition, results of operations or cash flow.

The Company enters into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in the name of the Company by various money center banks. The Company has the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. The Company had $177,650,000 and $23,110,000 of cash invested in these agreements at December 31, 2005 and 2004, respectively.

From time to time, the Company has disposed of substantial amounts of real estate to third parties for which, as to certain properties, it remains contingently liable for rent payments or mortgage indebtedness that cannot be quantified by the Company.

Cash Flows for the Year Ended December 31, 2005

Cash and cash equivalents were $294,504,000 at December 31, 2005, as compared to $599,282,000 at December 31, 2004, a decrease of $304,778,000.

Cash flows provided by operating activities of $762,678,000 was primarily comprised of (i) net income of $539,604,000, (ii) adjustments for non-cash items of $221,296,000, (iii) distributions of income from partially-owned entities of $40,152,000, partially offset by (iv) a net change in operating assets and liabilities of $32,374,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $346,775,000, (ii) minority limited partners’ interest in the Operating Partnership of $66,755,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $48,102,000, which includes the write-off of perpetual preferred unit issuance costs upon their redemption of $19,017,000, partially offset by (iv) net gains on mark-to-market of derivatives of $73,953,000 (Sears, McDonald’s and GMH warrants), (v) equity in net income of partially-owned entities, including Alexander’s and Toys, of $54,691,000, (vi) the effect of straight-lining of rental income of $50,064,000, (vii) net gains on sale of real estate of $31,614,000, (viii) net gains on dispositions of wholly-owned and partially-owned assets other than real estate of $39,042,000, and (ix) amortization of below market leases, net of above market leases of $13,797,000.

Net cash used in investing activities of $1,751,284,000 was primarily comprised of (i) investments in partially-owned entities of $971,358,000, (ii) acquisitions of real estate and other of $889,369,000, (iii) investment in notes and mortgages receivable of $307,050,000, (iv) purchases of marketable securities, including McDonalds derivative position, of $242,617,000, (v) development and redevelopment expenditures of $176,486,000 (see details below), (vi) capital expenditures of $68,443,000, partially offset by, (vii) repayments received on notes receivable of $383,050,000, (viii) distributions of capital from partially-owned entities of $260,764,000, including a $124,000,000 repayment of loan to Alexander’s and a $73,184,000 repayment of a bridge loan to Toys “R” Us, (ix) proceeds from the sale of marketable securities of $115,974,000, and (x) proceeds from the sale of real estate of $126,584,000.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2005.

(Amounts in thousands)	Total	New York City Office	Washington, D.C. Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$53,613	$13,090	$13,688	$500	$10,961	$14,953	$421
Non-recurring	—	—	—	—	—	—	—
	53,613	13,090	13,688	500	10,961	14,953	421
Tenant improvements:
Recurring	70,194	32,843	17,129	6,735	13,487	—	—
Non-recurring	1,938	—	1,938	—	—	—	—
Total	72,132	32,843	19,067	6,735	13,487	—	—

Leasing Commissions:
Recurring	17,259	7,611	5,014	902	3,732	—	—
Non-recurring	294	—	294	—	—	—	—
	17,553	7,611	5,308	902	3,732	—	—
Tenant improvements and leasing commissions:
Per square foot		$30.98	$9.17	$8.04	$16.38	$—	$—
Per square foot per annum		$4.01	$1.64	$0.88	$2.42	$—	$—

Total Capital Expenditures and Leasing Commissions (accrual basis)	143,298	53,544	38,063	8,137	28,180	14,953	421
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	63,258	23,725	19,394	2,094	18,045	—	—
Expenditures to be made in future periods for the current period	(42,203)	(22,389)	(8,221)	(4,815)	(6,778)	—	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$164,353	$54,880	$49,236	$5,416	$39,447	$14,953	$421

Development and Redevelopment:
Expenditures:
Crystal Plazas (PTO)	$48,748	$—	$48,748	$—	$—	$—	$—
7 W. 34th Street	19,529	—	—	—	19,529	—	—
Bergen Mall	11,727	—	—	11,727	—	—	—
640 Fifth Avenue	9,244	9,244	—	—	—	—	—
Green Acres Mall	8,735	—	—	8,735	—	—	—
715 Lexington Avenue	8,180	—	—	8,180	—	—	—
Farley Post Office	7,176	7,176	—	—	—	—	—
Other	63,147	2,768	2,711	26,026	11,841	—	19,801
	$176,486	$19,188	$51,459	$54,668	$31,370	$—	$19,801

Capital expenditures in the table above are categorized as follows:

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

Net cash provided by financing activities of $683,828,000 was primarily comprised of (i) proceeds from borrowings of $1,310,630,000, (ii) proceeds from the issuance of common shares of $780,750,000, (iii) proceeds from the issuance of preferred shares and units of $470,934,000, (iv) proceeds from the exercise of employee share options of $52,760,000, partially offset by, (v) redemption of perpetual preferred shares and units of $812,000,000, (vi) dividends paid on common shares of $524,163,000, (vii) distributions to minority partners of $121,730,000, (viii) repayments of borrowings of $398,957,000, (ix) dividends paid on preferred shares of $34,553,000 and (x) dividends paid to the minority partners of Americold Realty Trust of $24,409,000.

Cash Flows for the Year Ended December 31, 2004

Cash and cash equivalents were $599,282,000 at December 31, 2004, as compared to $320,542,000 at December 31, 2003, an increase of $278,740,000.

Cash flows provided by operating activities of $681,433,000 was primarily comprised of (i) net income of $592,917,000, (ii) adjustments for non-cash items of $53,699,000, (iii) distributions of income from partially-owned entities of $16,740,000, and (iv) a net change in operating assets and liabilities of $18,077,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $253,822,000, (ii) minority interest of $156,608,000, partially offset by (iii) net gains on mark-to-market of derivatives of $135,372,000 (Sears option shares and GMH warrants), (iv) net gains on sale of real estate of $75,755,000, (v) net gains on dispositions of wholly-owned and partially-owned assets other than real estate of $19,775,000, (vi) the effect of straight-lining of rental income of $61,473,000, (vii) equity in net income of partially-owned entities and income applicable to Alexander’s of $51,961,000, and (viii) amortization of below market leases, net of $14,570,000.

Net cash used in investing activities of $367,469,000 was primarily comprised of (i) capital expenditures of $117,942,000, (ii) development and redevelopment expenditures of $139,669,000, (iii) investment in notes and mortgages receivable of $330,101,000, (iv) investments in partially-owned entities of $158,467,000, (v) acquisitions of real estate and other of $286,310,000, (vi) purchases of marketable securities of $59,714,000 partially offset by, (vii) proceeds from the sale of real estate of $233,005,000, (viii) distributions of capital from partially-owned entities of $287,005,000, (ix) repayments on notes receivable of $174,276,000, (x) cash received upon consolidation of Americold of $21,694,000 and (xi) cash restricted primarily for mortgage escrows of $8,754,000.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2004. See page 68 for per square foot data.

(Amounts in thousands)	Total	New York City Office	Washington D.C. Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$50,963	$11,673	$16,272	$2,344	$18,881	$1,793
Non-recurring	—	—	—	—	—	—
	50,963	11,673	16,272	2,344	18,881	1,793
Tenant improvements:
Recurring	101,026	41,007	22,112	3,346	34,561	—
Non-recurring	7,548	—	7,548	—	—	—
Total	108,574	41,007	29,660	3,346	34,561	—

Leasing Commissions:
Recurring	33,118	18,013	6,157	671	8,277	—
Non-recurring	1,706	—	1,706	—	—	—
	34,824	18,013	7,863	671	8,277	—
Total Capital Expenditures and Leasing Commissions (accrual basis)	194,361	70,693	53,795	6,361	61,719	1,793
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	61,137	29,660	26,463	1,518	3,496	—
Expenditures to be made in future periods for the current period	(68,648)	(27,562)	(22,186)	(2,172)	(16,728)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$186,850	$72,791	$58,072	$5,707	$48,487	$1,793

Development and Redevelopment:
Expenditures:
Crystal Plazas (PTO)	$10,993	$—	$10,993	$—	$—	$—
640 Fifth Avenue	15,067	15,067	—	—	—	—
4 Union Square South	28,536	—	—	28,536	—	—
Crystal Drive Retail	25,465	—	25,465	—	—	—
Other	59,608	4,027	220	33,851	21,262	248
	$139,669	$19,094	$36,678	$62,387	$21,262	$248

Net cash used in financing activities of $35,224,000 was primarily comprised of (i) dividends paid on common shares of $379,480,000, (ii) dividends paid on preferred shares of $21,920,000, (iii) distributions to minority partners of $131,142,000, (iv) repayments of borrowings of $702,823,000, (v) redemption of perpetual preferred shares and units of $112,467,000, partially offset by, proceeds from (vi) borrowings of $745,255,000, (vii) proceeds from the issuance of preferred shares and units of $510,439,000 and (viii) the exercise of employee share options of $61,935,000.

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

Below are the details of 2003 capital expenditures, leasing commissions and development and redevelopment expenditures.

(Amounts in thousands)	Total	New York City Office	Washington D.C. Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$31,421	$14,201	$6,125	$592	$10,071	$432
Non-recurring	13,829	—	4,907	—	8,922	—
	45,250	14,201	11,032	592	18,993	432
Tenant improvements:
Recurring	67,436	23,415	23,850	3,360	16,811	—
Non-recurring	7,150	—	7,150	—	—	—
	74,586	23,415	31,000	3,360	16,811	—

Leasing Commissions:
Recurring	19,931	10,453	6,054	273	3,151	—
Non-recurring	1,496	—	1,496	—	—	—
	21,427	10,453	7,550	273	3,151	—
Total Capital Expenditures and Leasing Commissions (accrual basis):
Recurring	118,788	48,069	36,029	4,225	30,033	432
Nonrecurring	22,475	—	13,553	—	8,922	—
Total	141,263	48,069	49,582	4,225	38,955	432
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	47,174	10,061	17,886	11,539	7,688	—
Expenditures to be made in future periods for the current period	(56,465)	(21,172)	(26,950)	(1,830)	(6,513)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$131,972	$36,958	$40,518	$13,934	$40,130	$432

Development and Redevelopment:
Expenditures:
400 North LaSalle	$42,433	$—	$—	$—	$—	$42,433
640 Fifth Avenue	29,138	29,138	—	—	—	—
4 Union Square South	14,009	—	—	14,009	—	—
Crystal Drive Retail	12,495	—	12,495	—	—	—
Other	25,361	5,988	—	18,851	143	379
	$123,436	$35,126	$12,495	$32,860	$143	$42,812

Funds From Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO and FFO per diluted share are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO and FFO per diluted share should be evaluated along with GAAP net income and income per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs. Management believes that FFO and FFO per diluted share are helpful to investors as supplemental performance measures because these measures exclude the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in the Company’s Statements of Cash Flows. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 16 - Income per Share, in the Company’s notes to consolidated financial statements on page 173 of this Annual Report on Form 10-K.

FFO applicable to common shares plus assumed conversions was $757,219,000, or $5.21 per diluted share for the year ended December 31, 2005, compared to $750,043,000, or $5.63 per diluted share for the year ended December 31, 2004. FFO applicable to common shares plus assumed conversions was $194,101,000 or $1.26 per diluted share for the three months ended December 31, 2005, compared to $299,441,000, or $2.22 per diluted share for the three months ended December 31, 2004.

	For The Year Ended December 31,		For The Three Months EndedDecember 31,
(Amounts in thousands except per share amounts)	2005	2004	2005	2004
Reconciliation of Net Income to FFO:
Net income	$539,604	$592,917	$119,961	$239,954
Depreciation and amortization of real property	276,921	228,298	76,463	63,367
Net gains on sale of real estate	(31,614)	(75,755)	—	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	42,052	49,440	20,474	9,817
Net (gains) losses on sale of real estate	(2,918)	(3,048)	476	(226)
Income tax effect of Toys adjustments included above	(4,613)	—	(4,284)	—
Minority limited partners’ share of above adjustments	(31,990)	(27,991)	(9,663)	(9,159)
FFO	787,442	763,861	203,427	303,753
Preferred dividends	(46,501)	(21,920)	(14,211)	(6,351)
FFO applicable to common shares	740,941	741,941	189,216	297,402
Interest on 3.875% exchangeable senior debentures	15,335	—	4,663	—
Series A convertible preferred dividends	943	1,068	222	263
Series B-1 and B-2 convertible preferred unit distributions	—	4,710	—	1,522
Series E-1 convertible preferred unit distributions	—	1,581	—	—
Series F-1 convertible preferred unit distributions	—	743	—	254
FFO applicable to common shares plus assumed conversions	$757,219	$750,043	$194,101	$299,441
Reconciliation of Weighted Average Shares:
Weighted average common shares outstanding	133,768	125,241	140,695	127,071
Effect of dilutive securities:
Employee stock options and restricted share awards	6,842	5,515	7,158	6,604
3.875% exchangeable senior debentures	4,198	—	5,531	—
Series A convertible preferred shares	402	457	379	448
Series B-1 and B-2 convertible preferred units	—	1,102	—	873
Series E-1 convertible preferred units	—	637	—	—
Series F-1 convertible preferred units	—	183	—	146
Denominator for diluted FFO per share	145,210	133,135	153,763	135,142

Diluted FFO per share	$5.21	$5.63	$1.26	$2.22

The Company records its 32.95% share of Toys FFO or negative FFO on a one-quarter lag basis. FFO for the three months and year ended December 31, 2005, includes the Company’s 32.95% share of Toys’ negative FFO of $33,376,000 or $0.20 per share and $32,918,000 or $0.20 per share, respectively, and certain items that affect comparability as detailed in the table below. Before these items and the Company’s share of Toys results, FFO per share is 1.0% lower than the prior year and is 0.8% higher than the prior year’s quarter.

	For the Year Ended December 31,		For the Three Months Ended December 31,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004
FFO applicable to common shares plus assumed conversions	$757,219	$750,043	$194,101	$299,441
Per Share	$5.21	$5.63	$1.26	$2.22

Items that affect comparability (income)/expense:
Sears and Sears Canada:
Net gain on conversion of Sears common shares to Sears Holding common shares and subsequent sale	$(26,514)	$—	$1,137	$—
Net gain on conversion of Sears derivative to Sears Holdings derivative and mark-to-market adjustments	(14,968)	(81,730)	22,607	(81,730)
Income from Sears Canada special dividend	(22,885)	—	(22,885)	—
McDonalds:
Income from mark-to-market of McDonalds derivative at December 31, 2005	(17,254)	—	(7,395)	—
GMH Communities L.P.:
Income from mark-to-market of GMH warrants	(14,080)	(24,190)	(6,267)	(24,190)
Net gain on exercise of warrants in 2004	—	(29,452)	—	(29,452)
Excess distributions received on loan	—	(7,809)	—	(7,809)
Alexander’s:
Net gain on sale of 731 Lexington Avenue condominiums	(30,895)	—	(2,761)	—
Stock appreciation rights	9,104	25,340	(6,324)	4,460
Bonuses to four executive Vice Presidents in connection with 731 Lexington Avenue development and leasing	—	6,500	—	6,500
Newkirk:
Net gain on disposition of T-2 assets	(16,053)	—	(16,053)	—
Net losses on early extinguishment of debt and related write-off of deferred financing costs	9,455	—	1,463	—
Expense from payment of promoted obligation to partner	8,470	—	8,470	—
Impairment losses	6,602	2,901	—	—
Net gain on sale of Newkirk MLP option units	—	(7,494)	—	—
Other:
Write-off of perpetual preferred share and unit issuance costs upon their redemption	22,869	3,895	750	—
Net gain on disposition of preferred investment in 3700 Las Vegas Boulevard	(12,110)	—	(12,110)	—
Net gain on disposition of Prime Group common shares	(9,017)	—	—	—
Net gain on sale of a portion of investment in AmeriCold	—	(18,789)	—	(18,789)
Impairment loss – Starwood Ceruzzi joint venture	—	3,833	—	—
Other, net	(1,508)	604	2,134	(255)
	(108,784)	(126,391)	(37,234)	(151,265)
Minority limited partners’ share of above adjustments	11,612	15,404	3,572	17,523
Total items that affect comparability	$(97,172)	$(110,987)	$(33,662)	$(133,742)
Per share	$(0.67)	$(0.83)	$(0.22)	$(0.99)

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond the control of the Company. Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on the Company’s cash flows and earnings.

As of December 31, 2005, the Company has an interest rate swap as described in footnote 1 to the table below. Management may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

The Company’s exposure to a change in interest rates on its consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

($ in thousands, except per share amounts)

	2005			2004
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate

Consolidated debt:
Variable rate (1)	$1,150,333	5.98%	$11,503	$1,114,981	3.45%
Fixed rate	5,104,550	6.06%	—	3,841,529	6.68%
	$6,254,883	6.04%	11,503	$4,956,510	5.95%

Pro-rata share of debt of non-consolidated entities(non-recourse to the Company):
Variable rate before Toys “R” Us	$199,273	5.64%	1,993	$122,007	4.67%
Variable rate of Toys “R” Us	1,623,447	7.02%	16,234	—	—%
Fixed rate (including $557,844 of Toys debt in 2005)	1,179,626	7.23%	—	547,935	6.73%
	$3,002,346	7.01%	18,227	$669,942	6.36%

Minority limited partners’ share of above			(2,859)

Total pro forma change in the Company’s annual net income			$26,871
Per share-diluted			$0.17

(1)                        Includes $499,445 and $512,791, respectively, for the Company’s senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (4.53% at December 31, 2005). In accordance with SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities, as amended, accounting for these swaps requires the Company to fair value the debt at each reporting period. At December 31, 2005 and 2004, the fair value adjustment was ($341) and $13,148, and is included in the balance of the senior unsecured notes above.

The fair value of the Company’s debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $50,058,000 at December 31, 2005.

As of December 31, 2005, the Company has mezzanine loans receivable of $209,248,000 on which the Company receives interest based on a variable rate (a fixed spread plus 30, 60 or 90 day LIBOR). The Company believes that a portion of its exposure to a change in interest rates on its floating rate debt, as illustrated above, is partially mitigated by the outstanding amounts of these loans receivable.

Derivative Instruments

The Company has the following derivative instruments that do not qualify for hedge accounting treatment:

Upon consummation of the merger between Sears and Kmart on March 30, 2005, the Company’s derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holding valued at $323,936,000 based on the $130.00 per share closing price on March 30, 2005, the date of the merger, and $146,663,000 of cash. As a result, the Company recognized a net gain of approximately $58,443,000 based on the fair value of the Company’s derivative position after the exchange of these underlying assets. Because this derivative position does not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income. For the period from March 31, 2005 through December 31, 2005, the Company recorded an expense of $43,475,000 from the derivative position, which consists of (i) $30,230,000 from the mark-to-market of the remaining shares in the derivative based on Sears Holdings $115.53 closing share price on December 31, 2005, (ii) $2,509,000 for the net loss on the shares sold based on a weighted average sales price of $123.77 and (iii) $10,736,000 resulting primarily from the increase in the strike price at an annual rate of LIBOR plus 45 basis points.

During the three months ended September 30, 2005, the Company acquired an economic interest in 14,565,000 McDonalds common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. These call and put options have an initial weighted-average strike price of $32.66 per share, or an aggregate of $475,692,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement. Under the agreement, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares. The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points. Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income. During the year ended December 31, 2005, the Company recorded net income of $17,254,000, comprised of (i) $15,239,000 from the mark-to-market of the options on December 31, 2005, based on McDonalds’ closing stock price of $33.72 per share, (ii) $9,759,000 of dividend income, partially offset by (iii) $7,744,000 for the increase in strike price resulting from the LIBOR charge.

Under a warrant agreement with GMH Communities L.P., the Company holds 5.9 million warrants to purchase partnership units of GMH or GCT common shares at an adjusted exercise price of $8.50 per unit or share. Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income. In the year ended December 31, 2005, the Company recorded $14,079,000 of income from the mark-to-market of these warrants based on GCT’s closing stock price on the NYSE of $15.51 per share on December 31, 2005.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedules included in Item 15 of the Annual Report on Form 10-K.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 28, 2006

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share amounts)	2005	2004
ASSETS
Real estate, at cost:
Land	$2,354,369	$1,688,002
Buildings and improvements	8,532,167	7,578,683
Development costs and construction in progress	235,409	181,891
Leasehold improvements and equipment	326,621	307,665
Total	11,448,566	9,756,241
Less accumulated depreciation and amortization	(1,672,548)	(1,407,644)
Real estate, net	9,776,018	8,348,597
Cash and cash equivalents	294,504	599,282
Escrow deposits and restricted cash	192,619	229,193
Marketable securities	276,146	185,394
Investments and advances to partially-owned entities, including Alexander’s of $105,241 and $204,762	944,023	605,300
Investment in Toys “R” Us, including $76,816 due under senior unsecured bridge loan	425,830	—
Due from officers (of which $4,704 is shown as a reduction of shareholders’ equity in 2004)	23,790	21,735
Accounts receivable, net of allowance for doubtful accounts of $16,907 and $17,339	238,351	164,524
Notes and mortgage loans receivable	363,565	440,186
Receivable arising from the straight-lining of rents, net of allowance of $6,051 and $6,787	377,372	324,848
Other assets	724,037	577,926
Assets related to discontinued operations	908	83,532
	$13,637,163	$11,580,517

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes and mortgages payable	$4,806,168	$3,989,227
Senior unsecured notes	948,889	962,096
Exchangeable senior debentures	490,750	—
Americold Realty Trust revolving credit facility	9,076	—
Accounts payable and accrued expenses	476,523	413,963
Deferred credit	184,230	103,524
Other liabilities	149,556	113,402
Officers compensation payable	52,020	32,506
Liabilities related to discontinued operations	—	5,187
Total liabilities	7,117,212	5,619,905
Minority interest, including unitholders in the Operating Partnership	1,256,441	1,947,871
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 34,169,572 and 23,520,604 shares	834,527	577,454
Common shares of beneficial interest: $.04 par value per share; authorized, 200,000,000 shares; issued and outstanding 141,153,430 and 127,478,903 shares	5,675	5,128
Additional capital	4,243,465	3,257,731
Earnings in excess of distributions	103,061	133,899
	5,186,728	3,974,212
Common shares issued to officer’s trust	(65,753)	(65,753)
Deferred compensation shares earned but not yet delivered	69,547	70,727
Deferred compensation shares issued but not yet earned	(10,418)	(9,523)
Accumulated other comprehensive income	83,406	47,782
Due from officers for purchase of common shares of beneficial interest	—	(4,704)
Total shareholders’ equity	5,263,510	4,012,741
	$13,637,163	$11,580,517

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2005	2004	2003

Revenues:
Property rentals	$1,396,776	$1,349,563	$1,260,841
Tenant expense reimbursements	209,036	191,245	179,214
Temperature Controlled Logistics	846,881	87,428	—
Fee and other income	94,935	84,477	62,795
Total revenues	2,547,628	1,712,713	1,502,850
Expenses:
Operating	1,305,027	681,556	583,038
Depreciation and amortization	334,961	244,020	214,623
General and administrative	183,001	145,229	121,879
Costs of acquisitions and development not consummated	—	1,475	—
Total expenses	1,822,989	1,072,280	919,540
Operating income	724,639	640,433	583,310
Income applicable to Alexander’s	59,022	8,580	15,574
Loss applicable to Toys “R” Us	(40,496)	—	—
Income from partially-owned entities	36,165	43,381	67,901
Interest and other investment income	167,225	203,998	25,401
Interest and debt expense (including amortization of deferred financing costs of $11,814, $7,072 and $5,893)	(340,751)	(242,955)	(230,064)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	39,042	19,775	2,343
Minority interest of partially-owned entities	(3,808)	(109)	(1,089)
Income from continuing operations	641,038	673,103	463,376
Income from discontinued operations	32,440	77,013	175,175
Income before allocation to limited partners’	673,478	750,116	638,551
Perpetual preferred unit distributions of the Operating Partnership	(67,119)	(69,108)	(72,716)
Minority limited partners’ interest in the Operating Partnership	(66,755)	(88,091)	(105,132)
Net income	539,604	592,917	460,703
Preferred share dividends	(46,501)	(21,920)	(20,815)
NET INCOME applicable to common shares	$493,103	$570,997	$439,888

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$3.45	$3.95	$2.36
Income from discontinued operations	.24	.61	1.56
Net income per common share	$3.69	$4.56	$3.92

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$3.27	$3.77	$2.30
Income from discontinued operations	.23	.58	1.50
Net income per common share	$3.50	$4.35	$3.80

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share amounts)	Preferred Shares	Common Shares	Additional Capital	Earnings in Excess of (less than) Distributions	Accumulated Other Comprehensive Income (Loss)	Other	Shareholders’ Equity	Comprehensive Income (Loss)

Balance, January 1, 2003	$265,488	$4,320	$2,536,703	$(169,629)	$(3,100)	$(6,426)	$2,627,356
Net Income	—	—	—	460,703	—	—	460,703	$460,703
Dividends paid on Preferred Shares:
Series A Preferred Shares ($3.25 per share)	—	—	—	(3,473)	—	—	(3,473)	—
Series B Preferred Shares ($2.125 per share)	—	—	—	(7,225)	—	—	(7,225)	—
Series C Preferred Shares ($2.125 per share)	—	—	—	(9,775)	—	—	(9,775)	—
Series D-10 preferred shares ($1.75 per share)	—	—	—	(342)	—	—	(342)	—
Proceeds from issuance of Series D-10 Preferred Shares	40,000	—	—	—	—	—	40,000	—
Conversion of Series A Preferred shares to common shares	(54,496)	86	54,410	—	—	—	—	—
Deferred compensation shares	—	8	5,392	—	—	—	5,400
Dividends paid on common shares ($2.91 per share, including $.16 special cash dividend)	—	—	—	(327,877)	—	—	(327,877)	—
Common shares issued under employees’ share option plan	—	183	141,036	—	—	—	141,219	—
Redemption of Class A partnership units for common shares	—	140	144,291	—	—	—	144,431	—
Common shares issued in connection with dividend reinvestment plan	—	2	1,996	—	—	—	1,998	—
Change in unrealized net gain on securities available for sale	—	—	—	—	5,517	—	5,517	5,517
Shelf registration costs	—	—	(750)	—	—	—	(750)	—
Other – primarily changes in deferred compensation plan	—	—	—	—	1,107	(716)	391	1,107
Balance, December 31, 2003	250,992	4,739	2,883,078	(57,618)	3,524	(7,142)	3,077,573	$467,327
Net Income	—	—	—	592,917	—	—	592,917	$592,917
Dividends paid on Preferred Shares:
Series A Preferred Shares ($3.25 per share)	—	—	—	(1,066)	—	—	(1,066)	—
Series B Preferred Shares ($2.125 per share)	—	—	—	(1,525)	—	—	(1,525)	—
Series C Preferred Shares ($2.125 per share)	—	—	—	(9,775)	—	—	(9,775)	—
Series D-10 preferred shares ($1.75 per share)	—	—	—	(2,800)	—	—	(2,800)	—
Series E Preferred Shares ($1.75 per share)	—	—	—	(1,925)	—	—	(1,925)	—
Series F Preferred Shares ($1.6875 per share)	—	—	—	(1,266)	—	—	(1,266)	—
Series G Preferred Shares ($1.65625 per share)	—	—	—	(368)	—	—	(368)	—
Redemption of Series B Preferred Shares	(81,805)	—	—	(3,195)	—	—	(85,000)	—
Proceeds from issuance of Series E, F and G Preferred Shares	410,272	—	—	—	—	—	410,272	—
Proceeds from issuance of Series D-10 Preferred Shares	(2,005)	2	2,003	—	—	—	—	—
Deferred compensation shares	—	24	6,835	—	—	—	6,859	—
Dividends paid on common shares ($3.05 per share, including $.16 special cash dividend)	—	—	—	(379,480)	—	—	(379,480)	—
Common shares issued under employees’ share option plan	—	67	55,042	—	—	—	55,109	—
Redemption of Class A partnership units for common shares	—	294	308,038	—	—	—	308,332	—
Common shares issued in connection with dividend reinvestment plan	—	2	2,109	—	—	—	2,111	—
Change in unrealized net gain on securities available for sale	—	—	—	—	45,003	—	45,003	45,003
Shelf registration costs reclassified to other assets	—	—	626	—	—	—	626	—
Other – primarily changes in deferred compensation plan	—	—	—	—	(745)	(2,111)	(2,856)	(745)
Balance, December 31, 2004	$577,454	$5,128	$3,257,731	$133,899	$47,782	$(9,253)	$4,012,741	$637,175

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - CONTINUED

(Amounts in thousands, except per share amounts)	Preferred Shares	Common Shares	Additional Capital	Earnings in Excess of (less than) Distributions	Accumulated Other Comprehensive Income (Loss)	Other	Shareholders’ Equity	Comprehensive Income (Loss)

Balance, December 31, 2004	$577,454	$5,128	$3,257,731	$133,899	$47,782	$(9,253)	$4,012,741
Net Income	—	—	—	539,604	—	—	539,604	$539,604
Dividends paid on Preferred Shares:
Series A Preferred Shares ($3.25 per share)	—	—	—	(930)	—	—	(930)	—
Series C Preferred Shares ($2.125 per share)	—	—	—	(489)	—	—	(489)	—
Series D-10 preferred shares ($1.75 per share)	—	—	—	(2,800)	—	—	(2,800)	—
Series E Preferred Shares ($1.75 per share)	—	—	—	(5,250)	—	—	(5,250)	—
Series F Preferred Shares ($1.6875 per share)	—	—	—	(10,097)	—	—	(10,097)	—
Series G Preferred Shares ($1.65625 per share)	—	—	—	(13,213)	—	—	(13,213)	—
Series H Preferred Shares ($1.6875 per share)	—	—	—	(4,092)	—	—	(4,092)	—
Series I Preferred Shares ($1.65625 per share)	—	—	—	(5,778)	—	—	(5,778)	—
Redemption of Series C Preferred Shares	(111,148)	—	—	(3,852)	—	—	(115,000)	—
Proceeds from issuance of Series H and I Preferred Shares	370,960	—	—	—	—	—	370,960	—
Proceeds from the issuance of common shares	—	360	780,390	—	—	—	780,750	—
Conversion of Series A Preferred shares to common shares	(2,552)	3	2,549	—	—	—	—	—
Deferred compensation shares and options	—	7	6,618	—	—	—	6,625	—
Dividends paid on common shares ($3.90 per share, including $.82 in special cash dividends)	—	—	—	(523,941)	—	—	(523,941)	—
Common shares issued under employees’ share option plan	—	42	45,404	—	—	—	45,446	—
Redemption of Class A partnership units for common shares	—	133	149,008	—	—	—	149,141	—
Common shares issued in connection with dividend reinvestment plan	—	2	2,710	—	—	—	2,712	—
Change in unrealized net gain on securities available for sale	—	—	—	—	36,654	—	36,654	36,654
Common share offering costs	—	—	(945)	—	—	—	(945)	—
Change in deferred compensation plan	—	—	—	—	2,172	—	2,172	2,172
Change in pension plans	—	—	—	—	(2,697)	—	(2,697)	(2,697)
Other	(187)	—	—	—	(505)	2,629	1,937	(505)
Balance, December 31, 2005	$834,527	$5,675	$4,243,465	$103,061	$83,406	$(6,624)	$5,263,510	$575,228

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$539,604	$592,917	$460,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including debt issuance costs)	346,775	253,822	219,911
Perpetual preferred unit distributions of the Operating Partnership	48,102	68,408	72,716
Minority limited partners’ interest in the Operating Partnership	66,755	88,091	105,132
Net gain on mark-to-market of derivatives (Sears Holdings and McDonalds option shares and GMH Communities L.P. warrants)	(73,953)	(105,920)	—
Net gain on sale of real estate	(31,614)	(75,755)	(161,789)
Net gain on dispositions of wholly-owned and partially-owned assets other than real estate	(39,042)	(19,775)	(2,343)
Equity in income of partially-owned entities, including Alexander’s and Toys “R” Us	(54,691)	(51,961)	(83,475)
Straight-lining of rental income	(50,064)	(61,473)	(41,947)
Amortization of below market leases, net	(13,797)	(14,570)	(9,047)
Distributions of income from partially-owned entities	40,152	16,740	6,666
Write-off preferred unit issuance costs	19,017	700	—
Minority interest of partially-owned entities	3,808	109	827
Net gain on exercise of GMH Communities L.P. warrants	—	(29,452)	—
Costs of acquisitions and development not consummated	—	1,475	—
Changes in operating assets and liabilities:
Accounts receivable, net	(45,023)	(5,954)	(18,159)
Accounts payable and accrued expenses	54,808	87,346	19,175
Other assets	(44,934)	(77,974)	(63,137)
Other liabilities	(3,225)	14,659	30,384
Net cash provided by operating activities	762,678	681,433	535,617
Cash Flows from Investing Activities:
Investments in partially-owned entities	(971,358)	(158,467)	(15,331)
Acquisitions of real estate	(889,369)	(286,310)	(216,361)
Repayment of notes and mortgage loans receivable	383,050	174,276	29,421
Investments in notes and mortgage loans receivable	(307,050)	(330,101)	(230,375)
Purchases of marketable securities	(242,617)	(59,714)	(17,356)
Development costs and construction in progress	(176,486)	(139,669)	(123,436)
Proceeds from sale of real estate	126,584	233,005	299,852
Proceeds from Alexander’s loan repayment	124,000	—	—
Proceeds from sale of marketable securities (available for sale)	115,974	—	7,952
Proceeds from Toys “R” Us loan repayment	73,184	—	—
Additions to real estate	(68,443)	(117,942)	(120,593)
Distributions of capital from partially-owned entities	63,580	287,005	147,977
Cash restricted, primarily mortgage escrows	36,658	8,754	101,292
Deposits made in connection with real estate acquisitions	(18,991)	—	—
Cash recorded upon consolidation of Americold Realty Trust	—	21,694	—
Net cash used in investing activities	(1,751,284)	(367,469)	(136,958)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Cash Flows from Financing Activities:
Proceeds from borrowings	1,310,630	745,255	812,487
Redemption of perpetual preferred shares and units	(812,000)	(112,467)	(103,243)
Proceeds from issuance of common shares	780,750	—	—
Dividends paid on common shares	(524,163)	(379,480)	(327,877)
Proceeds from issuance of preferred shares and units	470,934	510,439	119,967
Repayments of borrowings	(398,957)	(702,823)	(752,422)
Distributions to minority limited partners	(121,730)	(131,142)	(158,066)
Proceeds received from exercise of employee share options	52,760	61,935	145,152
Dividends paid on preferred shares	(34,553)	(21,920)	(20,815)
Dividends paid by Americold Realty Trust	(24,409)	—	—
Costs of refinancing debt	(15,434)	(5,021)	(1,500)
Net cash provided by (used in) financing activities	683,828	(35,224)	(286,317)
Net (decrease) increase in cash and cash equivalents	(304,778)	278,740	112,342
Cash and cash equivalents at beginning of year	599,282	320,542	208,200
Cash and cash equivalents at end of year	$294,504	$599,282	$320,542

Supplemental Disclosure of Cash Flow Information:

Cash payments for interest (including capitalized interest of $15,582, $8,718, and $5,407)	$349,331	$253,791	$245,668

Non-Cash Transactions:
Financing assumed in acquisitions	$402,865	$34,100	$29,056
Conversion of Class A operating partnership units to common shares	149,141	308,332	144,431
Unrealized gain on securities available for sale	85,444	45,003	5,517
Class A units issued in connection with acquisitions	62,418	—	53,589
Increases in assets and liabilities on November 18, 2004 resulting from the consolidation of the Company’s investment in Americold Realty Trust:
Real estate, net	—	1,177,160	—
Accounts receivable, net	—	74,657	—
Other assets	—	68,735	—
Notes and mortgages payable	—	733,740	—
Accounts payable and accrued expenses	—	100,554	—
Other liabilities	—	47,362	—
Minority interest	—	284,764	—

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  All references to the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.  Vornado is the sole general partner of, and owned approximately 89.4% of the common limited partnership interest in, the Operating Partnership at December 31, 2005.

The Company currently owns directly or indirectly:

Office Properties:

(i)            all or portions of 111 office properties aggregating approximately 30.7 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

Retail Properties:

(ii)           111 retail properties in nine states and Puerto Rico aggregating approximately 16.2 million square feet, including 3.1 million square feet owned by tenants on land leased from the Company;

Merchandise Mart Properties:

(iii)          10 properties in six states aggregating approximately 9.5 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

(iv)          a 47.6% interest in Americold Realty Trust which owns and operates 85 cold storage warehouses nationwide;

Toys “R” Us, Inc.:

(v)         a 32.95% interest in Toys “R” Us, Inc. which owns and/or operates 1,204 stores worldwide, including 587 toys stores and 242 Babies “R” Us stores in the United States and 306 toy stores internationally;

Other Real Estate Investments:

(vi)          33% of the outstanding common stock of Alexander’s, Inc. (NYSE: ALX) which has six properties in the greater New York metropolitan area;

(vii)         the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space;

(viii)        a 15.8% interest in The Newkirk Master Limited Partnership (the limited partnership units are exchangeable on a one-for-one basis into common shares of Newkirk Realty Trust (NYSE: NKT) after an IPO blackout period that expires on November 7, 2006) which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

(ix)           mezzanine loans to real estate related companies; and

(x)            interests in other real estate including an 11.3% interest in GMH Communities L.P. (the limited partnership units are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (NYSE: GCT)) which owns and manages student and military housing properties throughout the United States; seven dry warehouse/industrial properties in New Jersey containing approximately 1.5 million square feet; other investments and marketable securities.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Basis of Presentation

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

Significant Accounting Policies

Real Estate:  Real estate is carried at cost, net of accumulated depreciation and amortization.  Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized.  Maintenance and repairs are charged to operations as incurred.  For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete.  If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense.  Depreciation is provided on a straight-line basis over the assets’ estimated useful lives which range from 7 to 40 years.  Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximates the useful lives of the assets.  Additions to real estate include interest expense capitalized during construction of $15,582,000 and $8,718,000, for the years ended December 31, 2005 and 2004, respectively.

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

Partially-Owned Entities:  The Company considers APB 18: The Equity Method of Accounting for Investments in Common Stock, SOP 78-9: Accounting for Investments in Real Estate Ventures, Emerging Issues Task Force (“EITF”) 96-16: Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights and FASB Interpretation No. 46 (Revised 2003): Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46R”), to determine the method of accounting for each of its partially-owned entities.  In determining whether the Company has a controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, it considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.  The Company has concluded that it does not control a partially-owned entity, despite an ownership interest of 50% or greater, if the entity is not considered a variable interest entity and the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture.  This is the case with respect to the Company’s 50% interests in Monmouth Mall, MartParc Wells, MartParc Orleans, H Street, Beverly Connection, 478-486 Broadway, 968 Third Avenue and 825 Seventh Avenue.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

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

As of December 31, 2005 and 2004, the carrying amounts of the Company’s identified intangible assets are $197,014,000 and $176,122,000 and the carrying amounts of goodwill are $11,122,000 and $10,425,000, respectively.  Such amounts are included in “other assets” on the Company’s consolidated balance sheets.  In addition, the Company has $146,325,000 and $70,264,000 of identified intangible liabilities as of December 31, 2005 and 2004, which are included in “deferred credit” on the Company’s consolidated balance sheets.

Cash and Cash Equivalents:  Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents do not include cash escrowed under loan agreements and cash restricted in connection with an officer’s deferred compensation payable.  Cash and cash equivalents include repurchase agreements collateralized by U.S. government obligations totaling $177,650,000 and $23,110,000 as of December 31, 2005 and 2004, respectively. The majority of the Company’s cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit of $100,000.  The Company has not experienced any losses to date on its invested cash.

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

Marketable Securities:  The Company classifies debt and equity securities which it intends to hold for an indefinite period of time as securities available-for-sale; equity securities it intends to buy and sell on a short term basis as trading securities; and mandatory redeemable preferred stock investments as securities held to maturity.  Unrealized gains and losses on trading securities are included in earnings.  Unrealized gains and losses on securities available-for-sale are included as a component of shareholders’ equity and other comprehensive income.  Realized gains or losses on the sale of securities are recorded based on specific identification.  A portion of the Company’s preferred stock investments are accounted for in accordance with EITF 99-20: Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.  Income is recognized by applying the prospective method of adjusting the yield to maturity based on an estimate of future cash flows.  If the value of the investment based on the present value of the future cash flows is less than the Company’s carrying amount, the investments will be written-down to fair value through earnings.  Investments in non-publicly traded securities are reported at cost, as they are not considered marketable under SFAS No. 115: Accounting For Certain Investments in Debt and Equity Securities.

At December 31, 2005 and 2004, marketable securities had an aggregate cost of $132,536,000 and $135,382,000 and an aggregate fair value of $276,146,000 and $185,394,000, of which $272,949,000 and $178,999,000 represents securities available for sale; and $3,197,000 and $6,395,000 represent securities held to maturity.  Unrealized gains and losses were $90,210,000 and $1,046,000 at December 31, 2005 and $50,012,000 and $0 at December 31, 2004.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

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

Fair Value of Financial Instruments: The Company has estimated the fair value of all financial instruments reflected in the accompanying consolidated balance sheets at amounts which are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt).  The fair value of the Company’s debt is approximately $50,058,000 and $256,518,000 in excess of the aggregate carrying amounts at December 31, 2005 and 2004, respectively.  Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company’s financial instruments.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Revenue Recognition:  The Company has the following revenue sources and revenue recognition policies:

Base Rents — income arising from tenant leases.  These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases.

Percentage Rents — income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold.  These rents are recognized in accordance with Staff Accounting Bulletin No. 104: Revenue Recognition, which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved).

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

Temperature Controlled Logistics revenue – income arising from the Company’s investment in Americold.  Storage and handling revenue are recognized as services are provided.  Transportation fees are recognized upon delivery to customers.

Management, Leasing and Other Fees – income arising from contractual agreements with third parties or with partially-owned entities.  This revenue is recognized as the related services are performed under the respective agreements.

Income Taxes: The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.  The Company will distribute to its shareholders 100% of its taxable income and therefore, no provision for Federal income taxes is required. Dividend distributions for the year ended December 31, 2005 were characterized for Federal income tax purposes as 93.6% ordinary income and 6.4% long-term capital gain income.  Dividend distributions for the year ended December 31, 2004 were characterized for Federal income tax purposes as 94.8% ordinary income and 5.2% long-term capital gain income.  Dividend distributions for the year ended December 31, 2003 were characterized for Federal income tax purposes as 94.5% ordinary income and 5.5% long-term capital gain income.

The Company owns stock in corporations that have elected to be treated for Federal income tax purposes, as taxable REIT subsidiaries (“TRS”).  The value of the combined TRS stock cannot and does not exceed 20% of the value of the Company’s total assets.  A TRS is taxable on its net income at regular corporate tax rates.  The total income tax paid in the years ended December 31, 2005, 2004 and 2003 was $8,672,000, $1,867,000 and $2,048,000, respectively.

The following table reconciles net income to estimated taxable income for the years ended December 31, 2005, 2004 and 2003.

(Amounts in thousands)	2005	2004	2003
Net income applicable to common shares	$493,103	$570,997	$439,888
Book to tax differences:
Depreciation and amortization	93,301	85,153	59,015
Derivatives	(31,144)	(126,724)	—
Straight-line rent adjustments	(44,787)	(53,553)	(35,856)
Earnings of partially-owned entities	31,591	47,998	41,198
Net gains on sale of real estate	(28,282)	(54,143)	(88,155)
Net gain on sale of a portion of investment in Americold to Yucaipa	—	(26,459)	—
Stock options expense	(35,088)	(20,845)	(78,125)
Amortization of acquired below market leases, net of above market leases	(12,343)	(12,692)	(7,733)
Sears Canada dividend	75,201	—	—
Other	28,612	4,191	(1,727)
Estimated taxable income	$570,164	$413,923	$328,505

The net basis of the Company’s assets and liabilities for tax purposes is approximately $3,231,076,000 lower than the amount reported for financial statement purposes.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Income Per Share:  Basic income per share is computed based on weighted average shares outstanding.  Diluted income per share considers the effect of outstanding options, restricted shares, warrants and convertible or redeemable securities.

Stock-Based Compensation:  In 2002 and prior years, the Company accounted for employee stock options using the intrinsic value method. Under the intrinsic value method compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to 100% of the market price of the Company’s stock on the grant date. Accordingly, no compensation cost has been recognized for the Company’s stock option grants.  Effective January 1, 2003, the Company adopted SFAS No. 123: Accounting for Stock-Based Compensation, as amended by SFAS No. 148: Accounting for Stock-Based Compensation - Transition and Disclosure and as revised by SFAS No. 123R: Share-Based Payment.  The Company adopted SFAS No. 123 prospectively by valuing and accounting for employee stock options granted in 2003 and thereafter.  The Company utilizes a binomial valuation model and appropriate market assumptions to determine the value of each grant.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period for all grants subsequent to 2002.  See Note 10. Stock-Based Compensation, for pro forma net income and pro forma net income per share for the years ended December 31, 2005, 2004 and 2003, assuming compensation costs for grants prior to 2003 were recognized as compensation expense based on the fair value at the grant dates.

In addition to employee stock option grants, the Company has also granted restricted shares to certain of its employees that vest over a three to five year period.  The Company records the value of each restricted share award as stock-based compensation expense based on the Company’s closing stock price on the NYSE on the date of grant on a straight-line basis over the vesting period.  As of December 31, 2005, the Company has 260,267 restricted shares or rights to receive restricted shares outstanding to employees of the Company, excluding 626,566 shares issued to the Company’s President in connection with his employment agreement.  The Company recognized $3,559,000, $4,200,000 and $3,239,000 of stock-based compensation expense in the years ended December 31, 2005, 2004 and 2003 for the portion of these shares that vested during each year.  Dividends paid on unvested shares are charged to retained earnings and amounted to $1,038,000, $938,700 and $777,700 for the years ended December 31, 2005, 2004 and 2003, respectively.  Dividends on shares that are canceled or terminated prior to vesting are charged to compensation expense in the period they are cancelled or terminated.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

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

On December 16, 2004, the FASB issued SFAS No. 123: (Revised 2004) - Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first annual reporting period beginning after December 31, 2005.  The Company has adopted SFAS No. 123R on a modified prospective method, effective January 1, 2006 and believes that the adoption will not have a material effect on its consolidated financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations.  FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company.  Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 became effective in the Company’s fiscal quarter ended December 31, 2005.  Certain of the Company’s real estate assets contain asbestos.  Although the asbestos is appropriately contained, in accordance with current environmental regulations, the Company’s practice is to remediate the asbestos upon the renovation or redevelopment of its properties.  Accordingly, the Company has determined that these assets meet the criteria for recording a liability and has recorded an asset retirement obligation aggregating approximately $8,400,000, which is included in “Other Liabilities” on the consolidated balance sheet as of December 31, 2005.  The cumulative effect of adopting this standard was approximately $2,500,000, and is included in “Depreciation and Amortization” on the consolidated statement of income for the year ended December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior periods’ financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and corrections of errors in previously issued financial statements should be termed a “restatement”.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company believes that the adoption of SFAS No. 154 will not have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”).  EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity.  EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements.  The Company believes that the adoption of this standard will not have a material effect on its consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.    Acquisitions and Dispositions

Acquisitions:

The Company completed approximately $2,379,750,000 of real estate acquisitions and investments in 2005 and $328,600,000 in 2004.  In addition, the Company made $308,534,000 of mezzanine loans during 2005 and $183,400,000 in 2004 (see Note 6. Notes and Mortgage Loans Receivable).  These acquisitions were consummated through subsidiaries of the Company.  The related assets, liabilities and results of operations are included in the Company’s consolidated financial statements from their respective dates of acquisition.  The pro forma effect of the individual acquisitions and in the aggregate were not material to the Company’s historical results of operations.

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

Office:

Crystal City Marriott

On July 1, 2004, the Company acquired the Marriott hotel located in its Crystal City office complex from a limited partnership in which Robert H. Smith and Robert P. Kogod, trustees of the Company, together with family members, own approximately 67 percent.  The purchase price of $21,500,000 was paid in cash as part of a Section 1031 tax-free, “like-kind” exchange with a portion of the proceeds from the Company’s sale of the Palisades Residential Complex (see Dispositions).  The hotel contains 343 rooms and is leased to an affiliate of Marriott International, Inc. until July 31, 2015, with one 10-year extension option.  The land under the hotel was acquired in 1999.  This property is consolidated into the accounts of the Company from the date of acquisition.

Bowen Building

On June 13, 2005, the Company acquired the 90% that it did not already own of the Bowen Building, a 231,000 square foot class A office building located at 875 15th Street N.W. in the Central Business District of Washington, D.C.  The purchase price was $119,000,000, consisting of $63,000,000 in cash and $56,000,000 of existing mortgage debt, which bears interest at LIBOR plus 1.5% (5.66% as of December 31, 2005) and is due in February 2007.  The operations of the Bowen Building are consolidated into the accounts of the Company from the date of this acquisition.

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

On July 22, 2005, two corporations owned 50% by H Street filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that the Company encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships.  The complaint seeks an unspecified amount of damages and a rescission of the Company’s acquisition of H Street.   In addition, on July 29, 2005, a tenant under a ground lease with one of these corporations brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the Company’s acquisition of H Street violated a provision giving them a right of first offer and on that basis seeks a rescission of the Company’s acquisition and the right to acquire H Street for the price paid by the Company.  On September 12, 2005, the Company filed a complaint against each of these corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages.  These legal actions are currently in the discovery stage.  In connection with these legal actions, the Company has accrued legal fees of $2,134,000 in the fourth quarter of 2005, which are included in general and administrative expenses on the consolidated statement of income.  The Company believes that the actions filed against the Company are without merit and that it will ultimately be successful in defending against them.

Because of the legal actions described above, the Company has not been granted access to the financial information of these two corporations and accordingly has not recorded its share of their net income or loss or disclosed its pro rata share of their outstanding debt in the accompanying consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.    Acquisitions and Dispositions - continued

Rosslyn Plaza

On December 20, 2005, the Company acquired a 46% partnership interest in, and became co-general partner of, partnerships that own a complex in Rosslyn, Virginia, containing four office buildings with an aggregate of 714,000 square feet and two apartment buildings containing 195 rental units.  The consideration for the acquisition consisted of 734,486 newly issued Vornado Realty L.P. partnership units (valued at $61,814,000) and $27,300,000 of its pro-rata share of existing debt. Of the partnership interest acquired, 19% was from Robert H. Smith and Robert P. Kogod, trustees of Vornado, and their family members, representing all of their interest in the partnership.  The Company accounts for its investment in Rosslyn Plaza under the equity method of accounting.

Warner Building

On December 27, 2005, the Company acquired the 95% interest that it did not already own in the Warner Building, a 560,000 square foot class A office building located at 1299 Pennsylvania Avenue three blocks from the White House.  The purchase price was approximately $319,000,000, consisting of $170,000,000 in cash and $149,000,000 of existing mortgage and other debt.   The operations of the Warner Building are consolidated into the accounts of the Company from the date of acquisition.

BNA Complex

On February 17, 2006, the Company entered into an agreement to sell its 277,000 square foot Crystal Mall Two office building, located in Arlington, Virginia, to The Bureau of National Affairs, Inc. (“BNA”), for its corporate headquarters.  Simultaneously, the Company agreed to acquire a three building complex from BNA containing approximately 300,000 square feet, which is located in Washington D.C.’s West End between Georgetown and the Central Business District.  The Company will receive sales proceeds of approximately $100,000,000 for Crystal Mall Two and recognize a net gain on sale of approximately $23,000,000.   The Company will pay BNA $111,000,000 for the complex it is acquiring.  One of the buildings, containing 130,000 square feet, will remain an office building, while the other two buildings will be redeveloped into residential condominiums.  These transactions are expected to close in the second half of 2007.

Retail:

Forest Plaza Shopping Center

On February 3, 2004, the Company acquired the Forest Plaza Shopping Center for approximately $32,500,000, consisting of $14,000,000 in cash, and $18,500,000 of existing mortgage debt.  The purchase was funded as part of Section 1031 tax-free “like kind” exchange with the remaining portion of the proceeds from the sale of the Company’s Two Park Avenue property (see Dispositions).  Forest Plaza is a 165,000 square foot shopping center located in Staten Island, New York.  The operations of Forest Plaza are consolidated into the accounts of the Company from the date of acquisition.

25 W. 14th Street

On March 19, 2004, the Company acquired a 62,000 square foot free-standing retail building located at 25 W. 14th Street in Manhattan for $40,000,000 in cash.  This acquisition was paid in cash as part of a Section 1031 tax-free, “like-kind” exchange with a portion of the proceeds from the Company’s sale of the Palisades Residential Complex (see Dispositions).  This asset is consolidated into the accounts of the Company from the date of acquisition.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.    Acquisitions and Dispositions - continued

Southern California Supermarkets

On July 29, 2004, the Company acquired a real estate portfolio containing 25 supermarkets for $65,000,000.  These properties, all of which are all located in Southern California and contain an aggregate of approximately 766,000 square feet, were purchased from the Newkirk MLP, in which the Company currently owns a 15.8% interest.  The supermarkets are net leased to Stater Brothers for an initial term expiring in 2008, with six 5-year extension options.  Stater Brothers is a Southern California regional grocery chain that operates 158 supermarkets and has been in business since 1936.  This acquisition was paid in cash as part of a Section 1031 tax-free, “like-kind” exchange with a portion of the proceeds from the Company’s sale of the Palisades Residential Complex (see Dispositions).  The Company’s share of gain recognized by Newkirk MLP on this transaction was $7,119,000 and was reflected as an adjustment to the Company’s basis in its investment in Newkirk MLP and not recognized as income.  These assets are consolidated into the accounts of the Company from the date of acquisition.

Queens Boulevard

On August 30, 2004, the Company acquired 99-01 Queens Boulevard, a 68,000 square foot free-standing building in Forest Hills, New York for $26,500,000 in cash as part of a Section 1031 tax-free, “like-kind” exchange with a portion of the proceeds from the Company’s sale of the Palisades Residential Complex (see Dispositions).  This asset is consolidated into the accounts of the Company from the date of acquisition.

Broome Street and Broadway

On November 2, 2004, the Company acquired a 50% joint venture interest in a 92,500 square foot property located at Broome Street and Broadway in New York City.  The Company contributed $4,462,000 of equity and provided a $24,000,000 bridge loan with interest at 10% per annum.  On April 5, 2005, the $24,000,000 bridge loan was replaced with a $20,000,000 loan and $2,000,000 of cash contributed by each of the venture partners.  The new loan bears annual interest at 90-day LIBOR plus 3.15% (7.38% as of December 31, 2005), matures in October 2007 and is prepayable at any time.  This investment is accounted for under the equity method.

Lodi and Burnside Shopping Centers

On November 12, 2004 and December 1, 2004, the Company acquired two shopping centers aggregating 185,000 square feet, in Lodi, New Jersey and Long Island (Inwood), New York, for a total purchase of $36,600,000 in cash, and $10,900,000 of existing mortgage debt, as part of a Section 1031 tax-free, “like-kind” exchange with a portion of the proceeds from the Company’s sale of the Palisades Residential Complex (see Dispositions).  These assets are consolidated into the accounts of the Company from the date of acquisition.

Beverly Connection

On March 5, 2005, the Company acquired a 50% interest in a venture that owns Beverly Connection, a two-level urban shopping center, containing 322,000 square feet, located in Los Angeles, California for $10,700,000 in cash.  The Company also provided the venture with a $59,500,000 first mortgage loan which bore interest at 10% through its scheduled maturity in February 2006 and $35,000,000 of preferred equity yielding 13.5% for up to a three-year term, which is subordinate to $37,200,000 of other preferred equity.  On February 11, 2006, $35,000,000 of the Company’s loan to the venture was converted to additional preferred equity on the same terms as the Company’s existing preferred equity and debt.  The balance of the loan of $24,500,000 was extended to April 11, 2006 and bears interest at 10%. The shopping center is anchored by CompUSA, Old Navy and Sports Chalet.  The venture is redeveloping the existing retail and plans, subject to governmental approvals, to develop residential condominiums and assisted living facilities.  This investment is accounted for under the equity method of accounting.  The Company records its pro rata share of net income or loss in Beverly Connection on a one-month lag basis as the Company files its consolidated financial statements on Form 10-K and 10-Q prior to the time the venture reports its earnings (see Note 5 – Investments in Partially-Owned Entities).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.    Acquisitions and Dispositions - continued

Westbury Retail Condominium

On May 20, 2005, the Company acquired the retail condominium of the former Westbury Hotel in Manhattan for $113,000,000 in cash.  Simultaneously with the closing, the Company placed an $80,000,000 mortgage loan on the property bearing interest at 5.292% and maturing in 2018.  The remaining portion of the purchase price was funded as part of a Section 1031 tax-free “like-kind” exchange with a portion of the proceeds from the sale of the 400 North LaSalle Residential Tower in April 2005.  The property contains approximately 17,000 square feet and is fully occupied by luxury retailers, Cartier, Chloe and Gucci under leases that expire in 2018.  The operations of Westbury Retail Condominium are consolidated into the accounts of the Company from the date of acquisition.

40 East 66th Street

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

Broadway Mall

On December 27, 2005, the Company acquired the Broadway Mall, located on Route 106 in Hicksville, Long Island, New York, for $152,500,000, consisting of $57,600,000 in cash and a $94,900,000 existing mortgage.  The mall contains 1.2 million square feet, of which 1.0 million is owned by the Company, and is anchored by Macy’s, Ikea, Multiplex Cinemas and Target.  The operations of the Broadway Mall are consolidated into the accounts of the Company from the date of acquisition.

Springfield Mall

On January 31, 2006, the Company closed on an option to purchase the 1.4 million square foot Springfield Mall which is located on 79 acres at the intersection of Interstate 95 and Franconia Road in Springfield, Fairfax County, Virginia, and is anchored by Macy’s, and J.C. Penney and Target, who own their stores aggregating 389,000 square feet.  The purchase price for the option was $35,600,000, of which the Company paid $14,000,000 in cash at closing and the remainder of $21,600,000 will be paid in installments over four years. The Company intends to redevelop, reposition and re-tenant the mall and has committed to spend $25,000,000 in capital expenditures over a six-year period from the closing of the option agreement.  The option becomes exercisable upon the passing of one of the existing principals of the selling entity and may be deferred at the Company’s election through November 2012.  Upon exercise of the option, the Company will pay $80,000,000 to acquire the mall, subject to the existing mortgage of $180,000,000, which will be amortized to $149,000,000 at maturity in 2013.  Upon closing of the option on January 31, 2006, the Company acquired effective control of the mall, including management of the mall and right to the mall’s net cash flow.  Accordingly, the Company will consolidate the accounts of the mall into its financial position and results of operations pursuant to the provisions of FIN 46R.  The Company has a 2.5% minority partner in this transaction.

Other Retail

In December 2004, the Company acquired two retail condominiums aggregating 12,000 square feet, located at 386 and 387 West Broadway in New York City for $16,900,000 in cash plus $4,700,000 of existing mortgage debt.  The operations of these assets are consolidated into the accounts of the Company from the date of acquisition.

Merchandise Mart:

Boston Design Center

On December 28, 2005, the Company acquired the Boston Design Center, which contains 552,500 square feet and is located in South Boston, for $96,000,000, consisting of $24,000,000 in cash and $72,000,000 of existing mortgage debt.  The operations of the Boston Design Center are consolidated into the accounts of the Company from the date of acquisition.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.    Acquisitions and Dispositions - continued

Toys “R” Us, Inc. (“Toys”)

On July 21, 2005, a joint venture owned equally by the Company, Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys for $26.75 per share in cash or approximately $6.6 billion.  In connection therewith, the Company invested $428,000,000 of the $1.3 billion of equity in the venture, consisting of $407,000,000 in cash and $21,000,000 in Toys common shares held by the Company.  This investment is accounted for under the equity method of accounting.

The business of Toys is highly seasonal.  Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income.  Because Toys’ fiscal year ends on the Saturday nearest January 31, the Company records its 32.95% share of Toys net income or loss on a one-quarter lag basis.  Accordingly, the Company will record its share of Toys fourth quarter net income in its first quarter of 2006.  Equity in net loss from Toys for the period from July 21, 2005 (date of acquisition) through December 31, 2005 was $40,496,000 which consisted of (i) the Company’s $1,977,000 share of Toys net loss in Toys’ second quarter ended July 30, 2005 for the period from July 21, 2005 (date of acquisition) through July 30, 2005, (ii) the Company’s $44,812,000 share of Toys net loss in Toys’ third quarter ended October 29, 2005, partially offset by, (iii) $5,043,000 of interest income on the Company’s senior unsecured bridge loan described below and (iv) $1,250,000 of management fees.

On August 29, 2005, the Company acquired $150,000,000 of the $1.9 billion one-year senior unsecured bridge loan financing provided to Toys.  The loan is senior to the acquisition equity of $1.3 billion and $1.6 billion of existing debt.  The loan bears interest at LIBOR plus 5.25% (9.43% as of December 31, 2005) not to exceed 11% and provides for an initial ..375% placement fee and additional fees of .375% at the end of three and six months if the loan has not been repaid.  The loan is prepayable at any time without penalty.  On December 9, 2005, $73,184,000 of this loan was repaid to the Company.

On January 9, 2006, Toys announced plans and is in the process of closing 87 Toys “R” Us stores in the United States, of which twelve stores will be converted into Babies “R” Us stores, five leased properties are expiring and one has been sold.  Vornado is handling the leasing and disposition of the real estate of the remaining 69 stores. As a result of the store-closing program, Toys will incur restructuring and other charges aggregating approximately $155,000,000 before tax, which includes $45,000,000 for the cost of liquidating inventory.  Of this amount, approximately $99,000,000 will be recorded in Toys’ fourth quarter ending January 28, 2006 and $56,000,000 will be recorded in the first quarter of their next fiscal year.  These estimated amounts are preliminary and remain subject to change.  The Company’s 32.95% share of the $155,000,000 charge is $51,000,000, of which $36,000,000 will have no income statement effect as a result of purchase price accounting and the remaining portion relating to the cost of liquidating the inventory of approximately $9,000,000 after-tax, will be recorded as an expense in the first quarter of 2006.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.    Acquisitions and Dispositions - continued

The unaudited pro forma information set forth below presents the condensed consolidated statements of income for the Company for the three months and years ended December 31, 2005 and 2004 (including Toys’ results for the three and twelve months ended October 29, 2005 and October 30, 2004, respectively) as if the above transactions had occurred on November 1, 2003.   The unaudited pro forma information below is not necessarily indicative of what the Company’s actual results would have been had the Toys transactions been consummated on November 1, 2003, nor does it represent the results of operations for any future periods.  In management’s opinion, all adjustments necessary to reflect these transactions have been made.

Pro Forma Condensed Consolidated Statements of Income

  (in thousands, except per share amounts)

	For the Year Ended December 31,		For the Three Months Ended December 31,
	Pro Forma	Pro Forma	Actual	Pro Forma
	2005	2004	2005	2004
Revenues	$2,547,628	$1,712,713	$697,219	$505,977
Income before allocation to limited partners	$620,759	$717,891	$138,415	$262,255
Minority limited partners’ interest in the Operating Partnership	(64,686)	(84,063)	(12,243)	(29,180)
Perpetual preferred unit distributions of the Operating Partnership	(67,119)	(69,108)	(6,211)	(17,388)
Net income	488,954	564,720	119,961	215,687
Preferred share dividends	(46,501)	(21,920)	(14,211)	(6,351)
Net income applicable to common shares	$442,453	$542,800	$105,750	$209,336
Net income per common share – basic	$3.31	$4.33	$0.75	$1.65
Net income per common share – diluted	$3.14	$4.08	$0.71	$1.55

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.    Acquisitions and Dispositions - continued

Other:

220 Central Park South

On August 26, 2005, a joint venture in which the Company has a 90% interest, acquired a property located at 220 Central Park South in Manhattan for $136,550,000.  The Company and its partner invested cash of $43,400,000 and $4,800,000, respectively, in the venture to acquire the property.  The venture obtained a $95,000,000 mortgage loan which bears interest at LIBOR plus 3.50% (8.04% as of December 31, 2005) which is due in August 2006, with two six-month extensions.  The property contains 122 rental apartments with an aggregate of 133,000 square feet and 5,700 square feet of commercial space.  The operations of 220 Central Park South are consolidated into the accounts of the Company from the date of acquisition.

Other

In addition to the acquisitions and investments described above, the Company made $281,500,000 of other acquisitions and investments during 2005, which are summarized below:

(Amounts in thousands)	Amount
Dune Capital L.P. (5.4% interest) (1)	$50,000
Wasserman Ventures (95% interest)	49,400
692 Broadway, New York, NY	28,500
South Hills Mall, Poughkeepsie, NY	25,000
Rockville Town Center, Rockville, MD	24,800
211-217 Columbus Avenue, New York, NY	24,500
1750-1780 Gun Hill Road, Bronx, NY	18,000
TCG Urban Infrastructure Holdings Limited, India (25% interest)	16,700
42 Thompson Street, New York, NY	16,500
Verde Group LLC (5% interest)	15,000
Other	13,100
$281,500

(1)   On May 31, 2005, the Company contributed $50,000 in cash to Dune Capital L.P., a limited partnership involved in corporate, real estate and asset-based investments.  The Company’s investment represented a 3.5% limited partnership interest for the period from May 31, 2005 through September 30, 2005.  On October 1, 2005, Dune Capital made a return of capital to one of its investors and the Company’s ownership interest was effectively increased to 5.4%.  The Company initially accounted for this investment on the cost method based on its ownership interest on May 31, 2005.  Subsequent to October 1, 2005, the Company accounts for its investment on the equity method on a one-quarter lag basis.  Dune Capital’s financial statements are prepared on a market value basis and changes in value from one reporting period to the next are recognized in income.  Accordingly, the Company’s share of Dune Capital’s net income or loss will reflect such changes in market value.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.    Acquisitions and Dispositions - continued

Other Investments:

Investment in Sears, Roebuck and Co. (“Sears”)

In July and August 2004, the Company acquired an aggregate of 1,176,600 common shares of Sears, Roebuck and Co. (“Sears”) for $41,945,000, an average price of $35.65 per share. On March 30, 2005, upon consummation of the merger between Sears and Kmart, the Company received 370,330 common shares of Sears Holdings Corporation (Nasdaq:  SHLD) (“Sears Holdings”) and $21,797,000 of cash in exchange for its 1,176,600 Sears common shares.  The Sears Holdings common shares were valued at $48,143,000, based on the March 30, 2005 closing share price of $130.00.  As a result the Company recognized a net gain of $27,651,000, the difference between the aggregate cost basis in the Sears shares and the market value of the total consideration received of $69,940,000.  On April 4, 2005, 99,393 of the Company’s Sears Holdings common shares with a value of $13,975,000 were utilized to satisfy a third-party participation.  The remaining 270,937 Sears Holdings shares were sold in the fourth quarter of 2005 at a weighted average sales price of $125.83 per share, which resulted in a net loss on disposition of $1,137,000, based on the March 30, 2005 adjusted cost basis of $130.00 per share.   The Company’s net gain on its investment in these Sears shares was $26,514,000.

In August and September 2004, the Company acquired an economic interest in an additional 7,916,900 Sears common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on Sears common shares.  These call and put options had an initial weighted-average strike price of  $39.82 per share, or an aggregate of $315,250,000, expire in April 2006 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points and is credited for the dividends received on the shares.  The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.

On March 30, 2005, as a result of the merger between Sears and Kmart and pursuant to the terms of the contract, the Company’s derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings valued at $323,936,000 based on the then closing share price of $130.00 and $146,663,000 of cash.  As a result, the Company recognized a net gain of $58,443,000 based on the fair value of the derivative position on March 30, 2005.  During the fourth quarter of 2005, 402,660 of the common shares were sold at a weighted average sales price of $123.77 per share.  In accordance with the derivative agreements, the proceeds from these sales will remain in the derivative position until the entire position is settled or until expiration in April 2006.  Based on Sears Holdings’ closing share price on December 31, 2005 of $115.53, the remaining shares in the derivative position have a market value of $241,361,000, which together with cash of $196,499,000 aggregates $437,860,000.  In the period from March 31, 2005 through December 31, 2005, the Company recorded an expense of $43,475,000 from the derivative position, which consists of (i) $30,230,000 from the mark-to-market of the remaining shares in the derivative based on Sears Holdings $115.53 closing share price on December 31, 2005, (ii) $2,509,000 for the net loss on the shares sold based on a weighted average sales price of $123.77 and (iii) $10,736,000 resulting primarily from the increase in the strike price at an annual rate of LIBOR plus 45 basis points.

The Company’s aggregate net income recognized on the owned shares and the derivative position from inception to December 31, 2005 was $124,266,000.

Investment in Sears Canada, Inc. (“Sears Canada”)

In connection with the Company’s investment in Sears Holdings Corporation, the Company acquired 7,500,000 common shares of Sears Canada between February and September of 2005 for an aggregate cost of $143,737,000, or $19.16 per share.  On December 16, 2005, Sears Canada paid a special dividend, of which Vornado’s share was $120,500,000.  As a result, the Company recognized $22,885,000 of income in the fourth quarter of 2005 (in addition to the unrecognized gain of $53,870,000 discussed below) and paid a $.77 special cash dividend on December 30, 2005 to shareholders of record on December 27, 2005.  The Company accounts for its investment in Sears Canada as a marketable equity security classified as available-for-sale.  Accordingly, the common shares are marked-to-market on a quarterly basis through “Accumulated Other Comprehensive Income” on the balance sheet.  At December 31, 2005, based on a closing share price of $15.47, the unrecognized gain in Accumulated Other Comprehensive Income is $53,870,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.    Acquisitions and Dispositions - continued

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

In July 2005, the Company acquired an aggregate of 858,000 common shares of McDonalds for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on the Company’s consolidated balance sheet and are classified as “available for sale.”  Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of the Company’s consolidated balance sheet and not recognized in income.  At December 31, 2005, based on McDonalds’ closing stock price of $33.72 per share, $3,585,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

During the three months ended September 30, 2005, the Company acquired an economic interest in an additional 14,565,000 McDonalds common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares.  These call and put options have an initial weighted-average strike price of  $32.66 per share, or an aggregate of $475,692,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares.  The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  During the year ended December 31, 2005, the Company recorded net income of $17,254,000, comprised of (i) $15,239,000 from the mark-to-market of the options on December 31, 2005, based on McDonalds’ closing stock price of $33.72 per share, (ii) $9,759,000 of dividend income, partially offset by (iii) $7,744,000 for the increase in strike price resulting from the LIBOR charge.

Based on McDonalds’ most recent filing with the Securities and Exchange Commission, the Company’s aggregate investment in McDonalds represents 1.2% of its outstanding common shares.

Dispositions:

Temperature Controlled Logistics

Prior to November 18, 2004, the Company owned a 60% interest in Vornado Crescent Portland Partnership (“VCPP”) which owned Americold Realty Trust (“Americold”).  Americold owned 88 temperature controlled warehouses, all of which were leased to AmeriCold Logistics.  On November 4, 2004, Americold purchased its tenant, AmeriCold Logistics, for $47,700,000 in cash.  On November 18, 2004, the Company and its 40% partner, Crescent Real Estate Equities Company (“CEI”) collectively sold 20.7% of Americold’s common shares to The Yucaipa Companies (“Yucaipa”) for $145,000,000, which resulted in a gain, of which the Company’s share was $18,789,000. The sale price was based on a $1.450 billion valuation for Americold before debt and other obligations.  Yucaipa is a private equity firm with significant expertise in the food distribution, logistics and retail industries.  Upon closing of the sale to Yucaipa on November 18, 2004, Americold is owned 47.6% by the Company, 31.7% by CEI and 20.7% by Yucaipa.

Pursuant to the sales agreement: (i) Yucaipa may be entitled to received up to 20% of the increase in the value of Americold, realized through the sale of a portion of the Company’s and CEI’s interests in Americold subject to limitations, provided that Americold’s Threshold EBITDA, as defined, exceeds $133,500,000 at December 31, 2007; (ii) the annual asset management fee payable by CEI to the Company has been reduced from approximately $5,500,000 to $4,548,000, payable quarterly through October 30, 2027.  CEI, at its option, may terminate the payment of this fee at any time after November 2009, by paying the Company a termination fee equal to the present value of the remaining payments through October 30, 2027, discounted at 10%.  In addition, CEI is obligated to pay a pro rata portion of the termination fee to the extent it sells a portion of its equity interest in Americold; and (iii) VCPP was dissolved.  The Company has the right to appoint three of the five members to Americold’s Board of Trustees.  Consequently, the Company is deemed to exercise control over Americold and, on November 18, 2004, the Company began to consolidate the operations and financial position of Americold into its accounts and no longer accounts for its investment on the equity method.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.    Acquisitions and Dispositions - continued

Net Gains on Sales of Real Estate:

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain on sale of $2,644,000.

On October 10, 2003, the Company sold Two Park Avenue, a 965,000 square foot office building, for $292,000,000, which resulted in a net gain on sale of $156,433,000.  Substantially all of the proceeds from the sale have been reinvested in tax-free “like-kind” exchange investments pursuant to Section 1031 of the Internal Revenue Code (“Section 1031”).

On November 3, 2003, the Company sold its Hagerstown, Maryland shopping center property for $3,100,000, which resulted in a net gain on sale of $1,945,000.

On June 29, 2004, the Company sold its Palisades Residential Complex for $222,500,000, which resulted in a net gain on sale of $65,905,000.  Substantially all of the proceeds from the sale were reinvested in tax-free “like kind” exchange investments pursuant to Section 1031.  On February 27, 2004, the Company had acquired the remaining 25% interest in the Palisades venture it did not previously own for approximately $17,000,000 in cash.

On August 12, 2004, the Company sold its Dundalk, Maryland shopping center for $12,900,000, which resulted in a net gain on sale of $9,850,000.  Substantially all of the proceeds from the sale have been reinvested in tax-free “like-kind” exchange investments pursuant to Section 1031.

On April 21, 2005, the Company, through its 85% owned joint venture, sold 400 North LaSalle, a 452-unit high-rise residential tower in Chicago, Illinois, for $126,000,000, which resulted in a net gain on sale of $31,614,000.  All of the proceeds from the sale were reinvested in tax-free “like-kind” exchange investments pursuant to Section 1031.

Net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate:

	For the Years Ended December 31,
(Amounts in thousands)	2005	2004	2003
Wholly-owned:
Net gain (loss) on sales of marketable securities (including Prime Group Realty Trust)	$25,346	$(159)	$2,950
Net gain on disposition of senior preferred investment in 3700 Las Vegas Boulevard	12,110	—	—
Net gain (loss) on sales of land parcels, condominiums and other	1,586	776	(607)
Partially-owned:
Net gain on sale of a portion of investment in Americold to Yucaipa	—	18,789	—
Other	—	369	—
	$39,042	$19,775	$2,343

3700 Las Vegas Boulevard

On December 30, 2005, the Company sold its $3,050,000 senior preferred equity in 3700 Associates LLC, which owns 3700 Las Vegas Boulevard, a development land parcel, and recognized a net gain of $12,110,000.  In addition, the purchaser repaid the Company’s $5,000,000 senior mezzanine loan to the venture.

Prime Group Realty Trust

On June 11, 2003, the Company exercised its right to exchange the 3,972,447 units it owned in Prime Group Realty L.P. for 3,972,447 common shares in Prime Group Realty Trust (NYSE:PGE).  Prior to the exchange, the Company accounted for its investment in the partnership on the equity method.  Subsequent to the exchange, the Company accounted for its investment in PGE as a marketable equity security-available for sale, as the Company’s shares represent less than a 20% ownership interest in PGE (which is not a partnership), the Company did not have significant influence and the common shares had a readily determinable fair value.  On July 1, 2005, a third party acquired all of Prime’s outstanding common shares and limited partnership units for $7.25 per share or unit.  In connection therewith, the Company recognized a gain of $9,017,000, representing the difference between the purchase price and the Company’s carrying amount.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.     Discontinued Operations

During 2004, the Company classified Arlington Plaza, an office property located in Arlington, Virginia as a discontinued operation in accordance with the provisions of SFAS No. 144 and reported revenues and expenses related to the property as discontinued operations and classified the related assets and liabilities as assets and liabilities held for sale for all periods presented in the accompanying consolidated financial statements.  On June 30, 2005, the Company made a decision not to sell Arlington Plaza and, accordingly, reclassified the related assets and liabilities and revenues and expenses as continuing operations for all periods presented in the accompanying consolidated financial statements.

Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation.  The following table sets forth the balances of the assets related to discontinued operations as of December 31, 2005 and 2004:

	December 31,
(Amounts in thousands)	2005	2004
400 North LaSalle	$—	$82,624
Vineland	908	908
	$908	$83,532

Liabilities related to discontinued operations as of December 31, 2004 represent the 400 North LaSalle mortgage payable of $5,187,000.

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	December 31,
(Amounts in thousands)	2005	2004	2003
Total revenues	$2,443	$14,345	$42,899
Total expenses	1,617	13,087	29,513
Net income	826	1,258	13,386
Net gains on sale of real estate	31,614	75,755	161,789
Income from discontinued operations	$32,440	$77,013	$175,175

See Note 3. – Acquisition and Dispositions for details of net gains on sale of real estate related to discontinued operations in the years ended December 31, 2005, 2004 and 2003.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.    Investments and advances to Partially-Owned Entities

The Company’s investments and advances to partially-owned entities as of December 31, 2005 and 2004 and income recognized from such investments for the years ended December 31, 2005, 2004 and 2003 are as follows:

Balance Sheet Data:

	Percentage	Company’s Investment		100% of These Entities
	Ownership	As of December 31,		Total Assets				Total Liabilities				Total Equity
(Amounts in thousands)	As of December 31, 2005	2005	2004	2005			2004	2005			2004	2005			2004
Investments:
Toys “R” Us (1)	32.95%	$425,830	$—		$12,050,000				$10,885,000				$1,165,000

H Street non-consolidated subsidiaries (1)	50%	$196,563	$—	$	N/A	(2)		$	N/A	(2)		$	N/A	(2)

Newkirk Master Limited Partnership and affiliates (“Newkirk MLP”)	15.8%	172,488	158,656		$1,306,049		$1,240,129		$822,879		$1,030,755		$483,170		$209,374

Alexander’s	33%	105,241	204,762		$1,401,199		$1,244,801		$1,299,575		$1,226,433		$101,624		$18,368

Beverly Connection (1)	50%	103,251	—

GMH Communities L.P.	11.3%	90,103	84,782

Rosslyn Plaza (1)	46.9%	63,414	—

Dune Capital L.P. (1)	5.4%	51,351	—

Partially – Owned Office Buildings (3)	0.1% - 50%	36,691	48,682

478-486 Broadway	50%	36,084	29,170

Monmouth Mall	50%	4,463	29,351

Starwood Ceruzzi Joint Venture (4)		—	19,106

Other		84,374	30,791
		$944,023	$605,300

(1)   See Note 3 – Acquisitions and Dispositions for detail of these investments.

(2)   No information is presented because the Company has been denied access to the financial information of these entities due to on-going litigation.

(3)   Represents the Company’s interests in 330 Madison Avenue (24.8%), 825 Seventh Avenue (50%), Fairfax Square (20%), Kaempfer equity interests in four office buildings (2.5% to 7.5%), H Street partially-owned entities (3.8%) and Rosslyn Plaza (46%).

(4)   On August 8, 2005, the Company acquired the remaining 20% of Starwood Ceruzzi Joint Venture that it did not already own for $940 in cash.  As of that date the Company consolidates this investment and no longer accounts for it on the equity method.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.    Investments in Partially-Owned Entities - continued

Below is a summary of the debt of partially owned entities as of December 31, 2005 and 2004, none of which is guaranteed by the Company.

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	December 31, 2005	December 31, 2004

Toys (32.95% interest):
$ 1.9 billion bridge loan, due 2012, LIBOR plus 5.25% (9.43% at December 31, 2005)	$1,900,000	$—
$ 1.0 billion senior facility, due 2006-2011, LIBOR plus 1.50% (5.46% at December 31, 2005)	1,035,000	—
$ 2.0 billion credit facility, due 2010, LIBOR plus 1.75%-3.75% (5.95% at December 31, 2005)	1,160,000	—
Mortgage loan, due 2007, LIBOR plus 1.30%, (5.27% at December 31, 2005)	800,000	—
7.625% bonds, due 2011 (Face value – $500,000)	475,000	—
7.875% senior notes, due 2013 (Face value – $400,000)	366,000	—
7.375% senior notes, due 2018 (Face value – $400,000)	324,000	—
6.875% bonds, due 2006 (Face value – $250,000)	253,000	—
8.750% debentures, due 2021 (Face value – $200,000)	193,000	—
Note at an effective cost of 2.23% due in semi-annual installments through 2008	82,000	—
Other	32,000	—

Alexander’s (33% interest in 2005 and 2004):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33%	400,000	400,000
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93%	320,000	—
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	210,539	213,699
Loans to Vornado (repaid in July 2005)	—	124,000
Rego Park mortgage note payable, due in June 2009, with interest at 7.25%	80,926	81,661
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
731 Lexington Avenue construction loan payable	—	65,168

Newkirk MLP (15.8% interest in 2005 and 22.4% in 2004):
Portion of first mortgages collateralized by the partnership’s real estate, due from 2006 to 2024, with a weighted average interest rate of 6.20% at December 31, 2005 (various prepayment terms)	742,879	859,674

GMH Communities L.P. (11.3% interest in 2005 and 12.25% in 2004):
Mortgage notes payable, collateralized by 47 properties, due from 2007 to 2015, with a weighted average interest rate of 5.01% at December 31, 2005 (various prepayment terms)	688,412	359,276

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.    Investments in Partially-Owned Entities - continued

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	December 31, 2005	December 31, 2004
Partially-Owned Office Buildings:
Kaempfer Properties (2.5% to 7.5% interests in four partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2031, with a weighted average interest rate of 7.00% at December 31, 2005 (various prepayment terms)	166,460	491,867
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	66,235	67,215
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	22,484	23,104
Rosslyn Plaza (46% interest):
Mortgage notes payable, due in November 2007, with a weighted average interest rate of 7.28%	58,120	—

Verde LLC & Verde Realty Master Limited Partnership (6.4% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2006 to 2029, with a weighted average interest rate of 5.50% at December 31, 2005 (various prepayment terms)	176,345	—

Monmouth Mall (50% interest):
Mortgage note payable, due in September 2015, with interest at 5.44%	165,000	135,000

Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2006 to 2015, with a weighted average interest rate of 5.08% at December 31, 2005 (various prepayment terms)	159,573	—

Beverly Connection (50% interest):
Mezzanine loans payable, due in April 2006 and February 2008, with a weighted average interest rate of 12.9%, $59,503 of which is due to Vornado (prepayable with yield maintenance)	69,003	—

TCG Urban Infrastructure Holdings (25% interest):
Mortgage notes payable, collateralized by the partnerships’ real estate, due from 2008 to 2012, with a weighted average interest rate of 8.39% at December 31, 2005 (various prepayment terms)	40,239	—

478-486 Broadway (50% interest):
Mortgage note payable, due October 2007, with interest at 7.38% (LIBOR plus 3.15%) (prepayable with yield maintenance)	20,000	24,000

Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	15,067	15,334

Orleans Hubbard Garage (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,455	9,626

Other	24,426	—

Based on the Company’s ownership interest in the partially-owned entities above, the Company’s pro rata share of the debt of these partially-owned entities was $3,002,346 and $669,942 as of December 31, 2005 and 2004, respectively.  Due to ongoing litigation, access to the amounts of outstanding debt of H Street is not available and is not included above.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.    Investments in Partially-Owned Entities - continued

Income Statement Data:

	Company’s Equity in Income (Loss)					100% of These Entities
	from Partially Owned Entities					Total Revenues			Net Income (loss)
	For the Years Ended December 31,
(Amounts in thousands)	2005		2004		2003	2005	2004	2003	2005	2004	2003

Alexander’s:
33% share of:
Equity in net income before net gain on sale of condominiums and stock appreciation rights compensation expense	$15,668		$13,701		$8,614
Net gain on sale of condominiums	30,895		—		—
Stock appreciation rights compensation expense	(9,104)		(25,340)		(14,868)	$187,121	$148,895	$87,162	$82,650	$(33,469)	$(17,742)
Equity in net (loss) income	37,459		(11,639)		(6,254)
Interest income	6,122		8,642		10,554
Development and guarantee fees	6,242		3,777		6,935
Management and leasing fee income	9,199		7,800		4,339
	$59,022		$8,580		$15,574
Toys:
32.95% share of equity in net loss (1)	$(46,789)		$—		$—	$2,395,000			$(132,000)
Interest and other income	6,293		—		—
	$(40,496)		$—		$—
Newkirk MLP:
Equity in net income	$10,196	(2)	$24,041	(2)	$33,243	$233,430	$239,496	$273,500	$48,782	$136,037	$151,505
Interest and other income	9,154	(2)	11,396	(2)	7,002
	19,350		35,437		40,245

Monmouth Mall:
Equity in net income	5,246	(3)	3,741		4,433

Beverly Connection:
50% share of equity in net loss	(4,790)		—		—
Interest and other income	8,303		—		—
	3,513		—		—

GMH Communities L.P.:
11.3% share of equity in net income	1,528		—		—

Partially-Owned Office Buildings: Equity in net income	3,639		2,728		2,426

Temperature Controlled Logistics (4):
60% share of equity in net income	—		606		12,869
Management fees	—		5,035		5,547
	—		5,641		18,416

Other	2,889	(5)	(4,166	)(6)	2,381
	$36,165		$43,381		$67,901

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.    Investments in Partially-Owned Entities - continued

(1)       Represents the Company’s share of Toys’ net loss for the period from July 21, 2005 (the date of the Toys acquisition by the Company) through Toys’ third quarter ended October 29, 2005, as the Company records its share of Toys net income or loss on a one-quarter lag basis.

(2)       Includes the following items of income (expense):

	For the Years Ended December 31,
(Amounts in thousands)	2005	2004
Included in equity in net income:
Net losses on early extinguishment of debt and related write-off of deferred financing costs	$(9,455)	$—
Impairment losses	(6,602)	(2,901)
Net gains on sale of real estate	4,236	2,705
	$(11,821)	$(196)

Included in interest and other income:
Net gain on disposition of T-2 assets	$16,053	$—
Expense from payment of promoted obligation to partner	(8,470)	—
Net gain on exercise of an option by the Company’s partner to acquire certain Newkirk MLP units held by the Company	—	7,494
	$7,583	$7,494

(3)       On August 11, 2005, in connection with the repayment of the Company’s preferred equity investment, the Monmouth Mall joint venture paid the Company a prepayment penalty of $4,346, of which $2,173 was recognized as income from partially-owned entities in the year ended December 31, 2005.

(4)       Beginning on November 18, 2004, the Company consolidates its investment in Americold and no longer accounts for it on the equity method.

(5)       Equity in net income for the year ended December 31, 2005 includes $1,351 of income recognized for the period from May 31, 2005 (date of investment) through October 1, 2005, from the Company’s investment in Dune Capital L.P.  The recognition of income retroactive to May 31, 2005 resulted from a change in accounting for this investment from the cost method to the equity method on October 1, 2005, because Dune Capital L.P. made a return of capital to one of its investors, effectively increasing the Company’s ownership interest to 5.4% from 3.5%.

(6)       Includes the Company’s $3,833 share of an impairment loss on one of the Starwood Ceruzzi Joint Venture’s properties.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.    Investments in Partially-Owned Entities - continued

Alexander’s

The Company owns 33% of the outstanding common stock of Alexander’s at December 31, 2005 and 2004.   The Company manages, leases and develops Alexander’s properties pursuant to agreements (see below) which expire in March of each year and are automatically renewable, except for the 731 Lexington Avenue development agreement which provides for a term lasting until substantial completion of the development of the property.

Management and Leasing Agreements

The Company receives an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Mall, and (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum.

In addition, the Company generally receives a fee of (i) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the 11th through the 20th years of a lease term and 1% of lease rent for the 21st through 30th years of a lease term, subject to the payment of rents by Alexander’s tenants and (ii) 3% of asset sales proceeds.  Such amounts are payable to the Company annually in an amount not to exceed an aggregate of $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid at the time the transactions which gave rise to the commissions occurred.

The Company recognized $15,255,000, $11,577,000 and $11,274,000 of fee income under these agreements during the years ended December 31, 2005, 2004 and 2003, respectively.  At December 31, 2005, and 2004, $33,451,000 and $48,633,000 was due to the Company under these agreements.

731 Lexington Avenue and Other Fees

The Company received a development fee for the construction of Alexander’s 731 Lexington Avenue property of  $26,300,000, based on 6% of construction costs, as defined, and a fee of $6,300,000 for guaranteeing the lien-free, timely completion of the construction of the project and funding of project costs in excess of a stated budget. The Company recognized $6,242,000, $3,777,000 and $6,935,000 as development and guarantee fee income during the years ended December 31, 2005, 2004 and 2003, respectively.  At December 31, 2005 and 2004, $0 and $24,086,000 was due under the development and guarantee agreements.

On May 27, 2004, the Company entered into an agreement with Alexander’s under which it provides property management services at 731 Lexington Avenue for an annual fee of $0.50 per square foot of the tenant-occupied office and retail space.  Further, Building Maintenance Services (“BMS”), a wholly-owned subsidiary of the Company, entered into an agreement with Alexander’s to supervise the cleaning, engineering and security at Alexander’s 731 Lexington Avenue property for an annual fee of the costs for such services plus 6%.  In October 2004, BMS also contracted with Alexander’s to provide the same services at the Kings Plaza Regional Shopping Center on the same terms.  These agreements were negotiated and approved by a special committee of directors of Alexander’s that were not affiliated with the Company.  The Company recognized $4,047,000 and $1,817,000 of income under these agreements during the year ended December 31, 2005 and 2004, respectively.

The residential space at Alexander’s 731 Lexington Avenue property is comprised of 105 condominium units.  At December 31, 2005, 100 of the condominium units have been sold and closed.  In connection therewith, the Company recognized income of $30,895,000 in the year ended December 31, 2005, comprised of (i) the Company’s $20,111,000 share of Alexander’s after-tax net gain, using the percentage-of-completion method and (ii) $10,784,000 of income the Company had previously deferred.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.    Investments in Partially-Owned Entities - continued

Debt Agreements

On February 13, 2004, Alexander’s completed a $400,000,000 mortgage financing on the office space of its Lexington Avenue development project.  The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid.  Of the loan proceeds, $253,529,000 was used to repay the entire amount outstanding under the construction loan.  The construction loan was modified so that the remaining availability was $237,000,000, the estimated amount required to complete the Lexington Avenue development project.

On July 6, 2005, Alexander’s completed a $320,000,000 mortgage financing on the retail space at the Company’s 731 Lexington Avenue property.  The loan is interest only at a fixed rate of 4.93% and matures in July 2015.  Of the net proceeds of approximately $312,000,000 (net of mortgage recording tax and closing costs), $90,000,000 was used to pay off the construction loan and $124,000,000 was used to repay the Company’s loan to Alexander’s.  In addition, Alexander’s paid the Company the remaining $20,624,000, of the $26,300,000 731 Lexington Avenue development fee and the $6,300,000 completion guarantee fee, representing 1% of construction costs, as defined.

Newkirk MLP

On August 11, 2005 Newkirk MLP completed a $750,000,000 mortgage financing comprised of two separate loans.  One loan, in the initial principal amount of $272,200,000 (the “T-2 loan”) is collateralized by contract right notes encumbering certain of Newkirk MLP’s properties.  The other loan, in the initial principal amount of $477,800,000 is collateralized by Newkirk MLP’s properties, subject to the existing first and certain second mortgage loans on those properties.  The new loans bear interest at LIBOR plus 1.75% (5.87% as of December 31, 2005) and mature in August 2008, with two one-year extension options.  The loans are prepayable without penalty after August 2006.  The proceeds of the new loans were used to repay approximately $708,737,000 of existing debt and accrued interest and $34,500,000 of prepayment penalties and closing costs.  The Company’s $7,992,000 share of the losses on the early extinguishment of debt and write-off of the related deferred financing costs are included in the equity in net loss of Newkirk MLP in the year ended December 31, 2005.

On November 2, 2005, Newkirk Realty Trust, Inc. (NYSE: NKT) (“Newkirk REIT”) completed an initial public offering and in conjunction therewith acquired a controlling interest in Newkirk MLP and became its sole general partner.  Prior to the public offering, the Company owned a 22.4% interest in Newkirk MLP.  Subsequent to the offering, the Company owns approximately 15.8% of Newkirk MLP.  The Company’s 10,186,991 partnership units in Newkirk MLP are exchangeable on a one-for-one basis into common shares of Newkirk REIT after an IPO blackout that expires on November 7, 2006.

Upon completion of the initial public offering on November 2, 2005, Newkirk MLP acquired the contract right notes and assumed the obligations under the T-2 loan, which resulted in a net gain of $16,053,000 to the Company.  In addition, on November 7, 2005, the Company transferred Newkirk MLP units to its partner to satisfy a promoted obligation, which resulted in an expense of  $8,470,000 representing the book value of the units transferred.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.    Investments in Partially-Owned Entities - continued

GMH Communities L.P.

On July 20, 2004, the Company committed to make up to a $159,000,000 convertible preferred investment in GMH Communities L.P. (“GMH”), a partnership focused on the student and military housing sectors.  Distributions accrued on the full committed balance of the investment, whether or not drawn, from July 20, 2004, at a rate of 16.27%.  In connection with this commitment, the Company received a placement fee of $3,200,000.  The Company also purchased for $1,000,000, warrants to acquire GMH common equity.  The warrants entitled the Company to acquire (i) 6,666,667 limited partnership units in GMH at an exercise price of $7.50 per unit and (ii) 5,496,724 limited partnership units at an exercise price of $9.10 per unit, through May 6, 2006 and are adjusted for dividends declared by GCT.  The Company funded a total of $113,777,000 of the commitment as of November 3, 2004.

On November 3, 2004, GMH Communities Trust (NYSE: GCT) (“GCT”) closed its initial public offering (“IPO”) at a price of $12.00 per share.  GCT is a real estate investment trust that conducts its business through GMH, of which it is the sole general partner.  In connection with the IPO, (i) the $113,777,000 previously funded by the Company under the $159,000,000 commitment was repaid, together with accrued distributions of $13,381,000, (ii) the Company contributed its 90% interest in Campus Club Gainesville, which it acquired in 2000, in exchange for an additional 671,190 GMH limited partnership units and (iii) the Company exercised its first tranche of warrants to acquire 6,666,667 limited partnership units at a price of $7.50 per unit, or an aggregate of $50,000,000, which resulted in a gain of $29,500,000.

As of December 31, 2005, the Company owns 7,337,857 GMH partnership units (which are exchangeable on a one-for-one basis into common shares of GCT) and 700,000 common shares of GCT which were acquired from GCT in October 2005 for $14.25 per share, and holds warrants to purchase 5,884,727 GMH limited partnership units or GCT common shares at a price of $8.50 per unit or share.  The Company’s aggregate investment represents 11.3% of the limited partnership interest in GMH.

The Company accounts for its investment in the GMH partnership units and GCT common shares on the equity-method based on its percentage ownership interest and because Michael D. Fascitelli, the Company’s President, is a member of the Board of Trustees of GCT, effective August 10, 2005.  The Company records its pro-rata share of GMH’s net income or loss on a one-quarter lag basis as the Company files its financial statements on Form 10-K and 10-Q prior to the time GMH files its financial statements.

The Company accounts for the warrants as derivative instruments that do not qualify for hedge accounting treatment.  Accordingly, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statements of income.  In the years ended December 31, 2005 and 2004, the Company recognized income of $14,079,000 and $24,190,000, respectively, from the mark-to-market of these warrants which were valued using a trinomial option pricing model based on GCT’s closing stock price on the NYSE of $15.51 and $14.10 per share on December 31, 2005 and 2004, respectively.

For Mr. Fascitelli’s service as a Director, on August 10, 2005 he received 4,034 restricted common shares of GCT at a price of $14.33 per share.  These shares vest in equal installments over three years and are held by Mr. Fascitelli for the Company’s benefit.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6.    Notes and Mortgage Loans Receivable

On May 12, 2004, the Company made an $83,000,000 mezzanine loan secured by ownership interests in a subsidiary of Extended Stay America, Inc.  The loan, which bore interest at LIBOR plus 5.50, was repaid on May 11, 2005.  In connection therewith, the Company received an $830,000 prepayment premium, which is included in “interest and other investment income” on the Company’s consolidated statement of income for the year ended December 31, 2005.

On June 1, 2004 and September 24, 2004, the Company acquired Verde Group LLC (“Verde”) convertible subordinated debentures for $14,350,000 and $8,150,000, in cash, for an aggregate investment of $25,000,000.  Verde invests, operates and develops residential communities, among others, primarily on the Texas-Mexico border.  The debentures yield a fixed rate of 4.75% per annum and mature on December 31, 2018.

On November 4, 2004, in connection with the sale of AmeriCold Logistics to Americold Realty Trust, Vornado Operating Company repaid the outstanding balance of its loan to the Company of $21,989,000, together with all unpaid interest totaling $4,771,000.  Because the Company had fully reserved for the interest income due under this facility, it recognized the $4,771,000 of interest income upon payment in 2004.

On November 17, 2004, the Company made a $43,500,000 mezzanine loan secured by Charles Square in Harvard Square in Cambridge, Massachusetts.  The property consists of a 293—room hotel, 140,000 square feet of office and retail space and a 568-car parking facility.  This loan is subordinate to $82,500,000 of other debt, bears interest at 7.56% and matures in September 2009.

On December 10, 2004, the Company acquired a $6,776,000 mezzanine loan which is subordinate to $61,200,000 of other loans, and secured by The Gallery at Military Circle, a 943,000 square foot mall in Norfolk, Virginia.  The loan bears interest at 8.4% per annum and matures in August 2014.

On January 7, 2005, all of the outstanding General Motors Building loans made by the Company aggregating $275,000,000 were repaid.  In connection therewith, the Company received a $4,500,000 prepayment premium and $1,996,000 of accrued interest and fees through January 14, 2005, which was recognized in the first quarter of 2005.

On February 3, 2005, the Company made a $135,000,000 mezzanine loan to Riley Holdco Corp., an entity formed to complete the acquisition of LNR Property Corporation (NYSE: LNR).  The terms of the financings are as follows: (i) $60,000,000 of a $325,000,000 mezzanine tranche of a $2,400,000,000 credit facility secured by certain equity interests and which is junior to $1,900,000,000 of the credit facility, bears interest at LIBOR plus 5.25% (9.64% as of December 31, 2005), and matures in February 2008 with two one-year extensions; and (ii) $75,000,000 of $400,000,000 of unsecured notes which are subordinate to the $2,400,000,000 credit facility and senior to over $700,000,000 of equity contributed to finance the acquisition.  These notes mature in February 2015, provide for a 1.5% placement fee, and bear interest at 10% for the first five years and 11% for years six through ten.

On April 7, 2005, the Company made a $108,000,000 mezzanine loan secured by The Sheffield, a 684,500 square foot mixed-use residential property in Manhattan, containing 845 apartments, 109,000 square feet of office space and 6,900 square feet of retail space.  The loan is subordinate to $378,500,000 of other debt, matures in April 2007 with a one-year extension, provides for a 1% placement fee, and bears interest at LIBOR plus 7.75% (12.14% as of December 31, 2005).

On December 7, 2005, the Company made a $42,000,000 mezzanine loan secured by The Manhattan House, a 780,000 square foot mixed-use residential property in Manhattan containing 583 apartments, 45,000 square feet of retail space and an underground parking garage.  The loan is subordinate to $630,000,000 of other debt, matures in November 2007 with two-one year extensions, and bears interest at LIBOR plus 6.25% (10.64% at December 31, 2005).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.     Identified Intangible Assets and Goodwill

The following summarizes the Company’s identified intangible assets, intangible liabilities (deferred credit) and goodwill as of December 31, 2005 and December 31, 2004.

(Amounts in thousands)	December 31, 2005	December 31, 2004

Identified intangible assets (included in other assets):
Gross amount	$280,561	$238,064
Accumulated amortization	(83,547)	(61,942)
Net	$197,014	$176,122
Goodwill (included in other assets):
Gross amount	$11,122	$10,425
Identified intangible liabilities (included in deferred credit):
Gross amount	$204,211	$121,202
Accumulated amortization	(57,886)	(50,938)
Net	$146,325	$70,264

Amortization of acquired below market leases net of acquired above market leases resulted in an increase to rental income of $13,797,000 for the year ended December 31, 2005, and $14,949,000 for the year ended December 31, 2004.  The estimated annual amortization of acquired below market leases net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)

2006	$13,349
2007	11,831
2008	11,085
2009	9,597
2010	7,166

The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)

2006	$18,477
2007	16,641
2008	15,657
2009	15,094
2010	14,535

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.     Debt

The following is a summary of the Company’s debt:

		Interest Rate
		as of	Balance as of
(Amounts in thousands)	Maturity	December 31, 2005	December 31, 2005	December 31, 2004
Notes and Mortgages Payable:
Fixed Interest:
Office:
NYC Office:
888 Seventh Avenue (1)	01/16	5.71%	$318,554	$105,000
Two Penn Plaza (2)	02/11	4.97%	300,000	300,000
909 Third Avenue (3)	04/15	5.64%	223,193	—
Eleven Penn Plaza (2)	12/14	5.20%	216,795	219,777
866 UN Plaza	05/07	8.39%	46,854	48,130
Washington DC Office:
Crystal Park 1-5	07/06-08/13	6.66%-7.08%	249,212	253,802
Crystal Gateway 1-4 Crystal Square 5	07/12-01/25	6.75%-7.09%	210,849	212,643
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	138,990	141,502
Warner Building	05/10	5.08%	137,236	—
Skyline Place	08/06-12/09	6.60%-6.87%	128,732	132,427
Reston Executive I, II and III (4)	01/13	5.57%	93,000	71,645
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	92,862	94,409
Courthouse Plaza 1 and 2	01/08	7.05%	75,970	77,427
Crystal Gateway N., Arlington Plaza and 1919 S. Eads	11/07	6.77%	68,835	70,214
One Skyline Tower	06/08	7.12%	62,724	63,814
Crystal Malls 1-4	12/11	6.91%	49,214	55,228
1750 Pennsylvania Avenue	06/12	7.26%	48,358	48,876
One Democracy Plaza (5)	N/A	N/A	—	26,121
Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	469,842	476,063
Green Acres Mall	02/08	6.75%	143,250	145,920
Broadway Mall	06/13	6.42%	94,783	—
Westbury Retail Condominium	06/18	5.29%	80,000	—
Las Catalinas Mall	11/13	6.97%	64,589	65,696
Montehiedra Town Center	05/07	8.23%	57,095	57,941
Forest Plaza	05/09	4.00%	20,094	20,924
Rockville Town Center	12/10	5.52%	15,207	—
Lodi Shopping Center	06/14	5.12%	11,890	12,228
386 West Broadway	05/13	5.09%	4,951	5,083
Merchandise Mart:
Boston Design Center	09/15	5.02%	72,000	—
Washington Design Center	11/11	6.95%	46,932	47,496
Market Square	07/11	7.95%	43,781	45,287
Furniture Plaza	02/13	5.23%	43,027	44,497
Other	10/10-06/13	7.52%-7.71%	17,831	18,156
Temperature Controlled Logistics:
Cross collateralized mortgages payable on 57 properties (6)	05/08	6.89%	469,903	483,533
Other:
Industrial Warehouses	10/11	6.95%	47,803	48,385
Total Fixed Interest Notes and Mortgages Payable		6.47%	4,164,356	3,392,224

See notes on page 155.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8.       Debt - continued

			Interest Rate
			as of	Balance as of
(Amounts in thousands)	Maturity	Spread over LIBOR	December 31, 2005	December 31, 2005	December 31, 2004
Notes and Mortgages Payable:
Variable Interest:
Office:
NYC Office:
770 Broadway (7)	06/06	L+105	5.18%	$170,000	$170,000
909 Third Avenue (3)	(3)	(3)	(3)	—	125,000
Washington DC Office:
Bowen Building	03/07	L+150	5.66%	62,099	—
Commerce Executive III, IV and V (8)	07/06	L+150	5.79%	32,690	41,796
Commerce Executive III, IV and V B (8)	07/06	L+85	5.14%	18,433	10,000
Warner Building $32 million Line of Credit	05/10	L+75	5.04%	12,717	—

Temperature Controlled Logistics:
Cross collateralized mortgages payable on 27 properties (6)	04/09	L+295	7.32%	245,208	250,207

Other:
220 Central Park South	08/06	L+350	8.04%	90,732	—
Other		L+190	6.72%	9,933	—

Total Variable Interest Notes and Mortgages Payable			6.50%	641,812	597,003
Total Notes and Mortgages Payable			6.47%	$4,806,168	$3,989,227

Senior Unsecured Notes:
Senior unsecured notes due 2007 at fair value (accreted carrying amount of $499,786 and $499,643) (9)	06/07	L+77	5.30%	$499,445	$512,791
Senior unsecured notes due 2009 (10)	08/09		4.50%	249,628	249,526
Senior unsecured notes due 2010	12/10		4.75%	199,816	199,779
Total senior unsecured notes			4.90%	$948,889	$962,096

Exchangeable senior debentures due 2025 (11)	03/25		3.88%	$490,750	$—

$600 million unsecured revolving credit facility ($22,311 reserved for outstanding letters of credit) (12)	07/06	L+65	N/A	$—	$—

Americold $30 million secured revolving credit facility ($17,000 reserved for outstanding letters of credit) (13)	10/08	Prime + 175	7.25%	$9,076	$—

Mortgage Notes Payable related to discontinued operations:
400 North LaSalle				$—	$5,187

See notes on the following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.       Debt - continued

(1)       On December 12, 2005, the Company completed a $318,554 refinancing of 888 7th Avenue.  The loan bears interest at a fixed rate of 5.71% and matures in January 2016.  The Company retained net proceeds of approximately $204,448 after repaying the existing loan on the property and closing costs.

(2)       On February 5, 2004, the Company completed a $300,000 refinancing of Two Penn Plaza.  The loan bears interest at 4.97% and matures in February 2011.  The Company retained net proceeds of $39,000 after repaying the existing $151,000 loan, $75,000 of the $275,000 mortgage loan on its One Penn Plaza property and the $33,000 mortgage loan on 866 U.N. Plaza.

On November 15, 2004, the Company completed a $220,000 refinancing of Eleven Penn Plaza.  This loan bears interest at 5.20% and matures on December 1, 2014.  Of the loan proceeds, $200,000 was used to repay the remainder of the loan on One Penn Plaza.

(3)       On March 31, 2005, the Company completed a $225,000 refinancing of 909 Third Avenue.  The loan bears interest at a fixed rate of 5.64% and matures in April 2015.  The Company retained net proceeds of approximately $100,000 after repaying the existing floating rate loan on the property and closing costs.

(4)       On December 21, 2005, the Company completed a $93,000 refinancing of Reston Executive I, II, III.  The loan bears interest at a fixed rate of 5.57% and matures in January 2013.  The Company retained the net proceeds of approximately $22,050 after repaying the existing loan and closing costs.

(5)       Repaid in May 2005.

(6)       Beginning on November 18, 2004, the Company’s investment in Americold is consolidated into the accounts of the Company.

(7)       On February 9, 2006, the Company completed a $353,000 refinancing of 770 Broadway.  The loan bears interest at 5.7% and matures in March 2016.  The Company retained net proceeds of $176,300 after repaying the existing floating rate on the property and closing costs.

(8)       On July 29, 2005, the Company completed a one-year extension of its Commerce Executive III, IV, and V mortgage note payable.  The Commerce Executive III, IV and V mortgage note payable was reduced to $33,000 and the Commerce Executive III, IV and V B mortgage note payable increased to $18,433.

(9)       On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (4.53% if set on December 30, 2005).  The swaps were designated and effective as fair value hedges with a fair value of ($341) and $13,148 at December 31, 2005 and 2004, respectively, and included in “Other Assets” on the Company’s consolidated balance sheet.  Accounting for these swaps requires the Company to recognize the changes in the fair value of the debt during each period.  At December 31, 2005 and 2004, the fair value adjustment to the principal amount of the debt was ($341) and $13,148, based on the fair value of the swap assets, and is included in the balance of the Senior Unsecured Notes.  Because the hedging relationship qualifies for the “short-cut” method, no hedge ineffectiveness on these fair value hedges was recognized in 2005 and 2004.

(10)     On August 16, 2004, the Company completed a public offering of $250,000 principal amount of 4.50% senior unsecured notes due August 15, 2009.  Interest on the notes is payable semi-annually on February 15 and August 15 commencing, February 15, 2005.  The notes were priced at 99.797% of their face amount to yield 4.546%. The notes are subject to the same financial covenants as the Company’s previously issued senior unsecured notes.  The net proceeds of approximately $247,700 were used for general corporate purposes.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8.       Debt - continued

(11)     On March 29, 2005, the Company completed a public offering of $500,000 principal amount of 3.875% exchangeable senior debentures due 2025 pursuant to an effective registration statement.  The notes were sold at 98.0% of their principal amount.  The net proceeds from this offering, after the underwriters’ discount, were approximately $490,000.  The debentures are exchangeable, under certain circumstances, for common shares of the Company at an initial exchange rate of 10.9589 (current exchange rate of 11.062199, as adjusted for excess dividends paid in 2005) common shares per $1,000 of principal amount of debentures.  The initial exchange price of $91.25 represented a premium of 30% to the closing price for the Company’s common shares on March 22, 2005 of $70.25.  The Company may elect to settle any exchange right in cash.  The debentures permit the Company to increase its common dividend 5% per annum, cumulatively, without an increase to the exchange rate.  The debentures are redeemable at the Company’s option beginning in 2012 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require the issuer to repurchase their debentures in 2012, 2015 and 2020 and in the event of a change in control.

(12)     Upon maturity of the Company’s $600,000 unsecured revolving credit facility in July 2006, the Company anticipates entering into a new unsecured facility.

(13)     On October 13, 2005, Americold completed a $30,000 revolving credit facility which bears interest at Prime plus 1.75%, an unused facility fee of 0.25% and matures in October, 2008, with a one-year extension.  Amounts drawn under the facility are collateralized by Americold’s transportation and managed contracts receivables and unencumbered property, plant and equipment.  The facility has a sub-limit for letters of credit of $20,000, which have a fee of 1.5%.

The Company’s revolving credit facility and senior unsecured notes contain financial covenants which require the Company to maintain minimum interest coverage and maximum debt to market capitalization.  The Company believes that it has complied with all of its financial covenants as of December 31, 2005.

The net carrying amount of properties collateralizing the notes and mortgages amounted to $5,965,252,000 at December 31, 2005.  As at December 31, 2005, the principal repayments required for the next five years and thereafter are as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2006	$398,111
2007	815,732
2008	838,442
2009	600,328
2010	1,020,982
Thereafter	2,581,288

On February 16, 2006, the Company completed a public offering of $250,000,000 principal amount of 5.60% senior unsecured notes due 2011 pursuant to an effective registration statement.  The net proceeds from this offering, after underwriters’ discount, were $248,265,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9.    Shareholders’ Equity

Common Shares

On August 10, 2005, the Company sold 9,000,000 common shares at a price of $86.75 per share or gross proceeds of $780,750,000 in a public offering pursuant to an effective registration statement.

Preferred Shares

The following table sets forth the details of the Company’s preferred shares of beneficial interest as of December 31, 2005 and 2004.

	December 31,
(Amounts in thousands, except share and per share amounts)	2005	2004

6.5% Series A: liquidation preference $50.00 per share; authorized 5,750,000 shares; issued and outstanding 269,572 and 320,604 shares	$13,482	$16,034
8.5% Series C: liquidation preference $25.00 per share; authorized 4,600,000 shares; issued and outstanding 0 and 4,600,000 shares	—	111,148
7.0% Series D-10: liquidation preference $25.00 per share; authorized 4,800,000 shares; issued and outstanding 1,600,000 shares	39,982	40,000
7.0% Series E: liquidation preference $25.00 per share; authorized 3,540,000 shares; issued and outstanding 3,000,000 shares	72,248	72,248
6.75% Series F: liquidation preference $25.00 per share; authorized 6,000,000 shares; issued and outstanding 6,000,000 shares	144,720	144,771
6.625% Series G: liquidation preference $25.00 per share; authorized 9,200,000 shares; issued and outstanding 8,000,000 shares	193,135	193,253
6.75% Series H: liquidation preference $25.00 per share; authorized 4,600,000 shares; issued and outstanding 4,500,000 and 0 shares	108,559	—
6.625% Series I: liquidation preference $25.00 per share; authorized 12,050,000 shares; issued and outstanding 10,800,000 and 0 shares	262,401	—
	$834,527	$577,454

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

Series B Cumulative Redeemable Preferred Shares of Beneficial Interest

Holders of Series B Preferred Shares of beneficial interest were entitled to receive dividends at an annual rate of 8.5% of the liquidation preference of $25.00 per share, or $2.125 per Series B Preferred Share per annum.  On March 17, 2004, the Company redeemed all of the outstanding Series B Preferred Shares at the redemption price of $25.00 per share, aggregating $85,000,000 plus accrued dividends.  The redemption amount exceeded the carrying amount by $3,195,000, representing original issuance costs.  These costs were recorded as a reduction to earnings in arriving at net income applicable to common shares, in accordance with the July 2003 EITF clarification of Topic D-42.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9.    Shareholders’ Equity - continued

Series C Cumulative Redeemable Preferred Shares of Beneficial Interest

Holders of Series C Preferred Shares of beneficial interest were entitled to receive dividends at an annual rate of 8.5% of the liquidation preference of $25.00 per share, or $2.125 per Series C Preferred Share per annum.  On January 19, 2005, the Company redeemed all of its 8.5% Series C Cumulative Redeemable Preferred Shares at the redemption price of $25.00 per share, aggregating $115,000,000 plus accrued distributions.  The redemption amount exceeded the carrying amount by $3,852,000, representing original issuance costs.  These costs were recorded as a reduction to earnings in arriving at net income applicable to common shares in accordance with the July 2003 EITF clarification of Topic D-42.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9.    Shareholders’ Equity - continued

Series G Cumulative Redeemable Preferred Shares of Beneficial Interest

On December 16, 2004, the Company sold $200,000,000 of Series G Cumulative Redeemable Preferred Shares in a public offering, pursuant to an effective registration statement, for net proceeds of $193,135,000.  Holders of Series G Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 6.625% of the liquidation preference of $25.00 per share, or $1.656 per Series G Preferred Share per annum.  These dividends are cumulative and payable quarterly in arrears.  The Series G Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders.  On or after December 22, 2009 (or sooner under limited circumstances), the Company, at its option, may redeem Series G Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption.  The Series G Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

Series H Cumulative Redeemable Preferred Shares of Beneficial Interest

On June 17, 2005, the Company sold $112,500,000 Series H Cumulative Redeemable Preferred Shares in a public offering, pursuant to an effective registration statement, for net proceeds of $108,956,000.  Holders of the Series H Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 6.75% of the liquidation preference of $25.00 per share or $1.6875 per Series H Preferred Share per annum.  The dividends are cumulative and payable quarterly in arrears.  The Series H Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders.  On or after June 17, 2010 (or sooner under limited circumstances), the Company, at its option, may redeem Series H Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption.  The Series H Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

Series I Cumulative Redeemable Preferred Shares of Beneficial Interest

On August 23, 2005, the Company sold $175,000,000 Series I Cumulative Redeemable Preferred Shares in a public offering pursuant to an effective registration statement.  In addition, on August 31, 2005, the underwriters exercised their option and purchased $10,000,000 Series I Preferred Shares to cover over-allotments.  On September 12, 2005, the Company sold an additional $85,000,000 Series I Preferred Shares in a public offering, pursuant to an effective registration statement.  Combined with the earlier sales, the Company sold a total of 10,800,000 Series I preferred shares for net proceeds of $262,898,000.  Holders of the Series I Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 6.625% of the liquidation preference of $25.00 per share or $1.656 per Series I Preferred Share per annum.  The dividends are cumulative and payable quarterly in arrears.  The Series I Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders.  On or after August 31, 2010 (or sooner under limited circumstances), the Company, at its option, may redeem Series I Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption.  The Series I Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10.  Stock-based Compensation

The Company’s Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights and performance shares to certain employees and officers of the Company.

Restricted stock awards are granted at the market price on the date of grant and vest over a three to five year period.  The Company recognizes the value of restricted stock as compensation expense based on the Company’s closing stock price on the NYSE on the date of grant on a straight-line basis over the vesting period.  As of December 31, 2005, there are 260,267 restricted shares outstanding (excluding 626,566 shares issued to the Company’s President in connection with his employment agreement).  The Company recognized $3,559,000, $4,200,000 and $3,239,000 of compensation expense in 2005, 2004 and 2003, respectively, for the portion of these shares that vested during each year.  Dividends paid on unvested shares are charged directly to retained earnings and amounted to $1,038,000, $938,700 and $777,700 for 2005, 2004 and 2003, respectively.  Dividends on shares that are cancelled or terminated prior to vesting are charged to compensation expense in the period of the cancellation or termination.

Stock options are granted at an exercise price equal to 100% of the market price of the Company’s stock on the date of grant, generally vest pro-rata over three to five years and expire 10 years from the date of grant.  As of December 31, 2005 there are 12,671,000 options outstanding.  On January 1, 2003, the Company adopted SFAS 123: Accounting for Stock-Based Compensation, as amended by SFAS No. 148: Accounting for Stock-Based Compensation – Transition and Disclosure, on a prospective basis covering all grants subsequent to 2002.  Under SFAS No. 123, the Company recognizes compensation expense for the fair value of options granted on a straight-line basis over the vesting period.  For the year ended December 31, 2005, and 2004, the Company recognized $1,042,000 and $102,900 of compensation expense related to the options granted during 2005 and 2003.  Grants prior to 2003 are accounted for under the intrinsic value method under which compensation expense is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted.  As the Company’s policy is to grant options with an exercise price equal to 100% of the quoted market price on the grant date, no compensation expense has been recognized for options granted prior to 2003.  If compensation cost for grants prior to 2003 were recognized as compensation expense based on the fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below:

	December 31,
(Amounts in thousands, except share and per share amounts)	2005	2004	2003

Net income applicable to common shares:
As reported	$493,103	$570,997	$439,888
Stock-based compensation cost, net of minority interest	(337)	(3,952)	(4,460)
Pro-forma	$492,766	$567,045	$435,428
Net income per share applicable to common shares:
Basic:
As reported	$3.69	$4.56	$3.92
Pro-forma	3.68	4.53	3.88
Diluted:
As reported	$3.50	$4.35	$3.80
Pro forma	3.50	4.32	3.76

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10.  Stock-based Compensation - continued

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 2005, 2004 and 2003.  There were no stock option grants during 2004.  In 2005, 933,471 stock options and 73,411 restricted shares were granted to certain employees.  The stock options were granted at an exercise price equal to 100% of the market price on the date of grant.

	December 31
	2005	2004	2003
Expected volatility	17%	N/A	17%
Expected life	5 years	N/A	5 years
Risk-free interest rate	3.5%	N/A	2.9%
Expected dividend yield	6.0%	N/A	6.0%

A summary of the Plan’s status and changes during the years then ended, is presented below:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at January 1	12,882,014	$35.17	14,153,587	$35.85	18,796,366	$34.60
Granted	933,471	71.26	—	—	125,000	36.46
Exercised	(1,118,162)	40.19	(1,228,641)	40.43	(4,613,579)	30.53
Cancelled	(26,375)	66.65	(42,932)	41.39	(154,200)	42.57
Outstanding at December 31	12,670,948	37.26	12,882,014	35.17	14,153,587	35.85
Options exercisable at December 31	11,728,810	34.66	11,745,973		11,821,382
Weighted-average fair value of options granted during the year ended December 31 (per option)	$5.40		$ N/A		$2.50

The following table summarizes information about options outstanding under the Plan at December 31, 2005:

		Options Outstanding			Options Exercisable
Range of Exercise Price		Number Outstanding at December 31, 2005	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2005	Weighted-Average Exercise Price

$ 10-	$ 20	3,797	0.0	$18.16	3,797	$18.16
$ 20-	$ 30	2,169,034	0.9	$23.34	2,169,034	$23.34
$ 30-	$ 35	5,127,399	3.7	$31.73	5,127,399	$31.73
$ 35-	$ 40	52,578	6.9	$36.62	10,890	$37.29
$ 40-	$ 45	2,120,735	5.8	$41.97	2,120,735	$41.97
$ 45-	$ 50	2,296,955	2.0	$45.14	2,296,955	$45.14
$ 50-	$ 72	900,450	9.1	$71.27	—	$—
$ 0-	$ 72	12,670,948	3.7	$37.26	11,728,810	$34.66

Shares available for future grant under the Plan at December 31, 2005 were 6,492,251, of which 200,000 are reserved for issuance to an officer of the Company.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.  Retirement Plans

The Company has two defined benefit pension plans, a Vornado Realty Trust Retirement Plan (“Vornado Plan”) and a Merchandise Mart Properties Pension Plan (“Mart Plan”).  In addition, Americold Realty Trust, which is consolidated into the accounts of the Company beginning November 18, 2004, has two defined benefit pension plans (the “AmeriCold Plans” and together with the Vornado Plan and the Mart Plan “the Plans”).  The benefits under the Vornado Plan and the Mart Plan were frozen in December 1997 and June 1999, respectively.  In April 2005, Americold amended its Americold Retirement Income Plan to freeze benefits for non-union participants.  Benefits under the Plans are or were primarily based on years of service and compensation during employment or on years of credited service and established monthly benefits.  Funding policy for the Plans is based on contributions at the minimum amounts required by law.  The financial results of the Plans are consolidated in the information provided below.

The Company uses a December 31 measurement date for the Plans.

Obligations and Funded Status

The following table sets forth the Plans’ funded status and amounts recognized in the Company’s balance sheets:

	Pension Benefits
	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$82,323	$20,244	$19,853
Consolidation of Americold plans	—	62,234	—
Service cost	1,665	314	—
Interest cost	4,875	1,708	1,244
Plan amendments (1)	—	(1,193)	—
Actuarial loss	6,121	1,242	229
Benefits paid	(8,684)	(2,226)	(1,082)
Settlements	(95)	—	—
Benefit obligation at end of year	86,205	82,323	20,244
Change in plan assets:
Fair value of plan assets at beginning of year	67,514	18,527	16,909
Consolidation of Americold plans	—	48,014	—
Employer contribution	9,010	1,787	1,361
Benefit payments	(8,592)	(2,225)	(1,082)
Actual return on assets	5,999	1,411	1,339
Fair value of plan assets at end of year	73,931	67,514	18,527
Funded status	(12,274)	(14,809)	(1,717)
Unrecognized net actuarial loss	7,602	2,184	3,455
Unrecognized prior service cost (benefit)	—	—	—
Net Amount Recognized	$(4,672)	$(12,625)	$1,738

Amounts recognized in the consolidated balance sheets consist of:
Pre-paid benefit cost	$741	$305	$633
Accrued benefit liability	(12,180)	(17,111)	(2,350)
Accumulated other comprehensive loss	6,844	4,138	3,861
Net amount recognized	$(4,595)	$(12,668)	$2,144

(1)   Reflects an amendment to freeze benefits for non-union participants of Americold Retirement Income Plan effective April 2005.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.  Retirement Plan - continued

	Pension Benefits
	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Information for the Company’s plans with an accumulated benefit obligation in excess of plans assets:
Projected benefit obligation	$73,871	$70,943	$9,186
Accumulated benefit obligation	73,550	70,040	9,186
Fair value of plan assets	61,362	55,562	6,836

Components of Net Periodic Benefit Cost:
Service cost	$1,665	$314	$—
Interest cost	4,875	1,708	1,244
Expected return on plan assets	(5,356)	(1,515)	(1,115)
Amortization of prior service cost	—	11	—
Amortization of net (gain) loss	(206)	402	203
Recognized settlement loss	253	—	—
Net periodic benefit cost	$1,231	$920	$332

Assumptions:
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.75%-6.00%	5.75%-6.50%	6.00%-6.50%
Rate of compensation increase Americold Plan	3.50%	3.50%	N/A

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%-6.00%	5.75%-6.50%	6.25%-6.50%
Expected long-term return on plan assets	5.00%-8.50%	5.00%-8.50%	6.50%-7.00%
Rate of compensation increase Americold Plan	3.50%	3.50%	N/A

The Company periodically reviews its assumptions for the rate of return on each Plan’s assets.  The assumptions are based primarily on the long-term historical performance of the assets of the Plans, future expectations for returns for each asset class as well as target asset allocation of Plan assets.  Differences in the rates of return in the short term are recognized as gains or losses in the periods that they occur.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.  Retirement Plan - continued

Plan Assets

The Company has consistently applied what it believes to be a conservative investment strategy for the Plans, investing in United States government obligations, cash and cash equivalents, fixed income funds, other diversified equities and mutual funds.  Below are the weighted-average asset allocations by asset category:

	Year Ended December 31,
	2005	2004	2003
Vornado Plan:
US Government obligations	96%	97%	95%
Money Market Funds	4	3	5
Total	100%	100%	100%

Merchandise Mart Plan:
Mutual funds	49%	50%	57%
Insurance Company Annuities	51	50	43
Total	100%	100%	100%

Americold Plan:
Domestic equities	31%
International equities	24
Fixed income securities	15
Real estate	12
Hedge funds	18
	100%

Cash Flows

The Company expects to contribute $8,952,000 to the Plans in 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2006	$5,290,000
2007	5,561,000
2008	6,047,000
2009	7,449,000
2010	6,670,000
2011-2015	39,803,000

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12.  Leases

As lessor:

The Company leases space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. As of December 31, 2005, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

(Amounts in thousands)
Year Ending December 31:
2006	$1,177,048
2007	1,100,191
2008	1,007,859
2009	898,969
2010	789,496
Thereafter	4,127,928

These amounts do not include rentals based on tenants’ sales.  These percentage rents approximated $6,571,000, $5,563,000, and $3,662,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

None of the Company’s tenants represented more than 10% of total revenues for the year ended December 31, 2005.

Former Bradlees Locations

Pursuant to the Master Agreement and Guaranty, dated May 1, 1992, the Company is due $5,000,000 per annum of additional rent from Stop & Shop which was allocated to certain of Bradlees former locations.  On December 31, 2002, prior to the expiration of the leases to which the additional rent was allocated, the Company reallocated this rent to other former Bradlees leases also guaranteed by Stop & Shop.  Stop & Shop is contesting the Company’s right to reallocate and claims the Company is no longer entitled to the additional rent.  At December 31, 2005, the Company is due an aggregate of $15,300,000.  The Company believes the additional rent provision of the guaranty expires at the earliest in 2012 and is vigorously contesting Stop & Shop’s position.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12.  Leases - continued

As lessee:

The Company is a tenant under operating leases for certain properties. These leases have terms that expire during the next thirty years.  Future minimum lease payments under operating leases at December 31, 2005, are as follows:

(Amounts in thousands)
2006	$22,893
2007	22,933
2008	22,666
2009	22,663
2010	22,699
Thereafter	940,737

Rent expense was $22,146,000, $21,334,000, and $15,593,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company is also a lessee under capital leases for equipment and real estate (primarily Americold).  Lease terms generally range from 5-20 years with renewal or purchase options.  Capitalized leases are recorded at the present value of future minimum lease payments or the fair market value of the property.  Capitalized leases are depreciated on a straight-line basis over the estimated life of the asset or life of the related lease, whichever is shorter.  Amortization expense on capital leases is included in “depreciation and amortization” on the Company’s consolidated statements of income.  As of December 31, 2005, future minimum lease payments under capital leases are as follows:

(Amounts in thousands)
2006	$10,711
2007	8,939
2008	7,783
2009	7,372
2010	6,453
Thereafter	46,646
Total minimum obligations	87,904
Interest portion	(39,575)
Present value of net minimum payments	$48,329

At December 31, 2005 and 2004, $48,329,000 and $54,261,000 representing the present value of net minimum payments is included in “Other Liabilities” on the Company’s consolidated balance sheets.  At December 31, 2005 and 2004, property leased under capital leases had a total cost of $66,483,000 and $64,974,000 and related accumulated depreciation of $17,066,000 and $11,495,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13.  Commitments and Contingencies

At December 31, 2005, the Company’s $600,000,000 revolving credit facility, which expires in July 2006, had a zero outstanding balance and $22,311,000 was reserved for outstanding letters of credit. This facility contains financial covenants, which require the Company to maintain minimum interest coverage and maximum debt to market capitalization, and provides for higher interest rates in the event of a decline in the Company’s ratings below Baa3/BBB.  At December 31, 2005, Americold’s $30,000,000 revolving credit facility had a $9,076,000 outstanding balance and $17,000,000 was reserved for outstanding letters of credit.  This facility requires Americold to maintain, on a trailing four-quarter basis, a minimum of $30,000,000 of free cash flow, as defined.  Both of these facilities contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

The Company has made acquisitions and investments in partially-owned entities for which it is committed to fund additional capital aggregating $40,800,000.  Of this amount, $25,000,000 relates to capital expenditures to be funded over the next six years at the Springfield Mall, in which it has a 97.5% interest.

In addition to the above, on November 10, 2005, the Company committed to fund the junior portion of up to $30,530,000 of a $173,000,000 construction loan to an entity developing a mix-use building complex in Boston, Massachusetts, at the north end of the Boston Harbor.  The Company will earn current-pay interest at 30-day LIBOR plus 11%.  The loan will mature in November 2008, with a one-year extension option.  The Company anticipates funding all or portions of the loan beginning in 2006.

The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005 which expires in 2007 and (v) rental loss insurance) with respect to its assets.  Below is a summary of the current all risk property insurance and terrorism risk insurance in effect through September 2006 for each of the following business segments:

	Coverage Per Occurrence
	All Risk (1)	Sub-Limits for Acts of Terrorism
New York City Office	$1,400,000,000	$750,000,000
Washington, D.C. Office	1,400,000,000	750,000,000
Retail	500,000,000	500,000,000
Merchandise Mart	1,400,000,000	750,000,000
Temperature Controlled Logistics	225,000,000	225,000,000

(1)     Limited as to terrorism insurance by the sub-limit shown in the adjacent column.

In addition to the coverage above, the Company carries lesser amounts of coverage for terrorist acts not covered by the Terrorism Risk Insurance Extension Act of 2005.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13.  Commitments and Contingencies – continued

The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007, 2009 and 2010, its exchangeable senior debentures due 2025 and its revolving credit agreements, contain customary covenants requiring the Company to maintain insurance.  Although the Company believes that it has adequate insurance coverage under these agreements, the Company may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  Further, if lenders insist on greater coverage than the Company is able to obtain, or if the Terrorism Risk Insurance Extension Act of 2005 is not extended past 2007, it could adversely affect the Company’s ability to finance and/or refinance its properties and expand its portfolio.

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming the Company has no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty.  On May 17, 2005, the Company filed a motion for summary judgment.  On July 15, 2005, Stop & Shop opposed the Company’s motion and filed a cross-motion for summary judgment.  On December 13, 2005, the Court issued its decision denying the motions for summary judgment.  The Company intends to pursue its claims against Stop & Shop vigorously.  There are various other legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company’s financial condition, results of operations or cash flow.

The Company enters into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in the name of the Company by various money center banks. The Company has the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon.  The Company had $177,650,000 and $23,110,000 of cash invested in these agreements at December 31, 2005 and 2004.

From time to time, the Company has disposed of substantial amounts of real estate to third parties for which, as to certain properties, it remains contingently liable for rent payments or mortgage indebtedness that cannot be quantified by the Company.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14.  Related Party Transactions

Loan and Compensation Agreements

On December 22, 2005, Steven Roth, the Company’s Chief Executive Officer, repaid to the Company his $13,122,500 outstanding loan which was scheduled to mature in January 2006.  Pursuant to a credit agreement dated November 1999, Mr. Roth may draw up to $15,000,000 of loans from the Company on a revolving basis.  Each loan bears interest, payable quarterly, at the applicable Federal rate on the date the loan is made and matures on the sixth anniversary of such loan.  Loans are collateralized by assets with a value of not less than two times the amount outstanding.  On December 23, 2005, Mr. Roth borrowed $13,122,500 under this facility, which bears interest at 4.45% per annum and matures on December 23, 2011.

At December 31, 2005, the balance of the loan due from Michael Fascitelli, the Company’s President, in accordance with his employment agreement was $8,600,000.  The loan matures in December 2006 and bears interest, payable quarterly, at a weighted average rate of 3.97% (based on the applicable Federal rate).

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

On March 11, 2004, the Company loaned $2,000,000 to Melvyn Blum, an executive officer of the Company, pursuant to the revolving credit facility contained in his January 2000 employment agreement.  Melvyn Blum resigned effective July 15, 2005.  In accordance with the terms of his employment agreement, his $2,000,000 outstanding loan as of June 30, 2005 was repaid on August 14, 2005.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14.  Related Party Transactions -continued

Transactions with Affiliates and Officers and Trustees of the Company

Alexander’s

The Company owns 33% of Alexander’s.  Mr. Roth and Mr. Fascitelli are officers and directors of Alexander’s.  The Company provides various services to Alexander’s in accordance with management, development and leasing agreements.  See Note – 5 Investments in Partially-Owned Entities for details of these agreements.

On December 29, 2005, Michael Fascitelli, the Company’s President and President of Alexander’s, exercised 350,000 of his Alexander’s stock appreciation rights (“SARs”) which were scheduled to expire in December 2006 and received $173.82 for each SAR exercised, representing the difference between Alexander’s stock price of $247.70 (the average of the high and low market price) on the date of exercise and the exercise price of $73.88.  This exercise was consistent with Alexander’s tax planning.

On January 10, 2006, the Omnibus Stock Plan Committee of the Board of Directors of Alexander’s granted Mr. Fascitelli a SAR covering 350,000 shares of Alexander’s common stock.  The exercise price of the SAR is $243.83 per share of common stock, which was the average of the high and low trading price of Alexander’s common stock on date of grant and will become exercisable on July 10, 2006, provided Mr. Fascitelli is employed with Alexander’s on such date, and will expire on March 14, 2007.  Mr. Fascitelli’s early exercise and Alexander’s related tax consequences were factors in Alexander’s decision to make the new grant to him.

Interstate Properties

As of December 31, 2005, Interstate Properties and its partners owned approximately 9.2% of the common shares of beneficial interest of the Company and 27.7% of Alexander’s common stock.  Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners.  Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the managing general partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander’s.  Messrs. Mandelbaum and Wight are trustees of the Company and also directors of Alexander’s.

The Company manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives an annual fee equal to 4% of annual base rent and percentage rent.  The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. Although the management agreement was not negotiated at arm’s length, the Company believes based upon comparable fees charged by other real estate companies that its terms are fair to the Company. The Company earned $791,000, $726,000 and $703,000 of management fees under the management agreement for the years ended December 31, 2005, 2004, and 2003.  In addition, during the fiscal year ended 2003, as a result of a previously existing leasing arrangement with Alexander’s, Alexander’s paid to Interstate $587,000, for leasing and other services actually rendered by the Company.  Upon receipt of these payments, Interstate promptly paid them over to the Company without retaining any interest therein.  This arrangement was terminated at the end of 2003 and all payments by Alexander’s thereafter for these leasing and other services are made directly to the Company.

Vornado Operating Company (“ Vornado Operating”)

In October 1998, Vornado Operating was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct.  Vornado Operating’s primary asset was its 60% investment in AmeriCold Logistics, which leased 88 refrigerated warehouses from Americold, owned 60% by the Company.  On November 4, 2004, Americold purchased its tenant, AmeriCold Logistics, for $47,700,000 in cash.  As part of this transaction, Vornado Operating repaid the $21,989,000 balance of its loan to the Company as well as $4,771,000 of unpaid interest.  Because the Company fully reserved for the interest income on this loan beginning in January 2002, it recognized $4,771,000 of income upon collection in the fourth quarter 2004.

In November 2004, a class action shareholder derivative lawsuit was brought in the Delaware Court of Chancery against Vornado Operating, its directors and the Company.  The lawsuit sought to enjoin the dissolution of Vornado Operating, rescind the previously completed sale of AmeriCold Logistics (owned 60% by Vornado Operating) to Americold (owned 60% by the Company) and damages.  In addition, the plaintiffs claimed that the Vornado Operating directors breached their fiduciary duties.  On November 24, 2004, a stipulation of settlement was entered into under which the Company agreed to settle the lawsuit with a payment of approximately $4,500,000 or about $1 per Vornado Operating share or partnership unit before litigation expenses. The Company accrued the proposed settlement payment and related legal costs as part of “general and administrative expense” in the fourth quarter of 2004.  On March 22, 2005, the Court approved the settlement.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14.  Related Party Transactions -continued

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

On August 4, 2003, the Company completed the acquisition of 2101 L Street, a 370,000 square foot office building located in Washington D.C.  The consideration for the acquisition consisted of approximately 1.1 million newly issued Operating Partnership units (valued at approximately $49,517,000) and the assumption of existing mortgage debt and transaction costs totaling approximately $32,000,000.  Robert H. Smith and Robert P. Kogod, trustees of Vornado, together with family members, owned approximately 24 percent of the limited partnership that sold the building and Mr. Smith was a general partner.  On August 5, 2003, the Company repaid the mortgage of $29,056,000.

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

On July 1, 2004, the Company acquired the Marriott hotel located in its Crystal City office complex from a limited partnership in which Robert H. Smith and Robert P. Kogod, trustees of the Company, together with family members, own approximately 67 percent.  The purchase price was $21,500,000.

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

On December 20, 2005, the Company acquired a 46% partnership interest in, and became co-general partner of, partnerships that own a complex in Rosslyn, Virginia, containing four office buildings with an aggregate of 714,000 square feet and two apartment buildings containing 195 rental units.  The consideration for the acquisition consisted of 734,486 newly issued Vornado Realty L.P. partnership units (valued at $61,814,000) and $27,300,000 of its pro-rata share of existing debt. Of the partnership interest acquired, 19% was from Robert H. Smith and Robert P. Kogod, trustees of Vornado, and their family members, representing all of their interest in the partnership.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15.  Minority Interest

The minority interest represents limited partners’, other than the Company, interests in the Operating Partnership and are comprised of:

				Preferred or
	Outstanding Units at		Per Unit	Annual	Conversion
Units Series	December 31, 2005	December 31, 2004	Liquidation Preference	Distribution Rate	Rate Into Class A Units
Common:
Class A (1)	15,333,673	17,927,696	—	$2.72	N/A
Convertible Preferred:
5.0% B-1 Convertible Preferred	563,263	563,263	$50.00	$2.50	.914
8.0% B-2 Convertible Preferred	304,761	304,761	$50.00	$4.00	.914
9.00% F-1 Preferred (2)	400,000	400,000	$25.00	$2.25	(3)
Perpetual Preferred: (3)
8.25% D-3 Cumulative Redeemable (4) (5)	—	8,000,000	$25.00	$2.0625	N/A
8.25% D-4 Cumulative Redeemable (5)	—	5,000,000	$25.00	$2.0625	N/A
8.25% D-5 Cumulative Redeemable (6)	—	6,480,000	$25.00	$2.0625	N/A
8.25% D-6 Cumulative Redeemable (7)	—	840,000	$25.00	$2.0625	N/A
8.25% D-7 Cumulative Redeemable (6)	—	7,200,000	$25.00	$2.0625	N/A
8.25% D-8 Cumulative Redeemable (7)	—	360,000	$25.00	$2.0625	N/A
8.25% D-9 Cumulative Redeemable	1,800,000	1,800,000	$25.00	$2.0625	N/A
7.00% D-10 Cumulative Redeemable	3,200,000	3,200,000	$25.00	$1.75	N/A
7.20% D-11 Cumulative Redeemable	1,400,000	1,400,000	$25.00	$1.80	N/A
6.55% D-12 Cumulative Redeemable	800,000	800,000	$25.00	$1.637	N/A
3.00% D-13 Cumulative Redeemable (8)	1,867,311	1,867,311	$25.00	$0.750	N/A
6.75% D-14 Cumulative Redeemable (9)	4,000,000	—	$25.00	$1.6815	N/A

(1)   The Class A units are redeemable at the option of the holder for common shares of Vornado Realty Trust on a one-for-one basis, or at the Company’s option for cash.

(2)   The holders of the Series F-1 preferred units have the right to require the Company to redeem the units for cash equal to the liquidation preference or, at the Company’s option, by issuing a variable number of Vornado common shares with a value equal to the liquidation amount.  In accordance with SFAS No. 150: Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the liquidation amount of the F-1 preferred units are classified as a liability, and the related distributions as interest expense, because of the possible settlement of this obligation by issuing a variable number of the Company’s common shares.

(3)   Convertible at the option of the holder for an equivalent amount of the Company’s preferred shares and redeemable at the Company’s option after the 5th anniversary of the date of issuance (ranging from September 2006 to December 2011).

(4)   On January 19, 2005 the Company redeemed $80.0 million of its 8.25% Series D-3 Cumulative Redeemable Preferred Units at a redemption price equal to $25.00 per unit plus accrued dividends.

(5)   The Company redeemed the remaining $120.0 million 8.25% Series D-3 Cumulative Redeemable Preferred Units and the $125.0 million 8.25% Series D-4 Cumulative Redeemable Preferred Units on July 14, 2005 at a redemption price equal to $25.00 per unit plus accrued dividends.

(6)   On September 19, 2005, the Company redeemed all of its 8.25% Series D-5 and D-7 Cumulative Redeemable Preferred Units at a redemption price of $25.00 per unit for an aggregate of $342.0 million plus accrued dividends.

(7)   On December 30, 2005, the Company redeemed the 8.25% Series D-6 and D-8 Cumulative Redeemable Preferred Units at a redemption price of $25.00 per unit for an aggregate of $30.0 million plus accrued dividends.

(8)   The Series D-13 units may be called without penalty at the option of the Company commencing in December 2011 or redeemed at the option of the holder commencing in December 2006 for cash equal to the liquidation preference of $25.00 per unit, or at the Company’s option, by issuing a variable number of Vornado’s common shares.  In accordance with SFAS No. 150, the liquidation amount of the D-13 units are classified as a liability, and related distributions as interest expense, because of the possible settlement of this obligation by issuing a variable number of the Company’s common shares.

(9)   On September 12, 2005, the Company sold $100 million of 6.75% Series D-14 Cumulative Redeemable Preferred Units to an institutional investor in a private placement.  The perpetual preferred units may be called without penalty at the Company’s option commencing in September 2010.  The proceeds were used primarily to redeem outstanding perpetual preferred units.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2005	2004	2003

Numerator:
Income from continuing operations after minority interest in the Operating Partnership	$507,164	$515,904	$285,528
Income from discontinued operations	32,440	77,013	175,175
Net income	539,604	592,917	460,703
Preferred share dividends	(46,501)	(21,920)	(20,815)

Numerator for basic income per share – net income applicable to common shares	493,103	570,997	439,888
Impact of assumed conversions:
Series A convertible preferred share dividends	943	1,068	3,570
Series B-1 and B-2 convertible preferred unit distributions	—	4,710	—
Series E-1 convertible preferred unit distributions	—	1,581	—
Series F-1 convertible preferred unit distributions	—	743	—
Numerator for diluted income per share – net income applicable to common shares	$494,046	$579,099	$443,458
Denominator:
Denominator for basic income per share – weighted average shares	133,768	125,241	112,343
Effect of dilutive securities:
Employee stock options and restricted share awards	6,842	5,515	2,786
Series A convertible preferred shares	402	457	1,522
Series B-1 and B-2 convertible preferred units	—	1,102	—
Series E-1 convertible preferred units	—	637	—
Series F-1 convertible preferred units	—	183	—

Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	141,012	133,135	116,651

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$3.45	$3.95	$2.36
Income from discontinued operations	.24	.61	1.56
Net income per common share	$3.69	$4.56	$3.92

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$3.27	$3.77	$2.30
Income from discontinued operations	.23	.58	1.50
Net income per common share	$3.50	$4.35	$3.80

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

17.  Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2005, 2004 and 2003:

		Net Income Applicable to Common	Income Per Common Share (2)
(Amounts in thousands, except share amounts)	Revenue	Shares (1)	Basic	Diluted

2005
December 31	$697,219	$105,750	$.75	$.71
September 30	656,955	27,223.20		.19
June 30	594,785	172,697	1.33	1.25
March 31	598,669	187,433	1.46	1.39

2004
December 31	$505,977	$233,603	$1.84	$1.73
September 30	415,295	104,501	0.83	0.79
June 30	398,996	158,436	1.26	1.21
March 31	392,445	74,457	0.61	0.59

2003
December 31	$386,570	$200,259	$1.73	$1.66
September 30	380,204	70,981	0.63	0.60
June 30	371,118	82,331	0.74	0.71
March 31	364,958	86,317	0.79	0.77

(1)   Fluctuations among quarters results primarily from the mark-to-market of derivative instruments (Sears and McDonalds option shares, and GMH warrants), net gains on sale of real estate and from seasonality of operations.

(2)   The total for the year may differ from the sum of the quarters as a result of weighting.

18.  Costs of Acquisitions and Development Not Consummated

In the third quarter of 2004, the Company wrote-off $1,475,000 of costs associated with the Mervyn’s Department Stores acquisition not consummated.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

19.  Segment Information

The Company has five business segments: Office, Retail, Merchandise Mart Properties, Temperature Controlled Logistics and Toys “R” Us.  EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.”  Management considers EBITDA a supplemental measure for making decisions and assessing the un-levered performance of its segments as it relates to the total return on assets as opposed to the levered return on equity.  As properties are bought and sold based on a multiple of EBITDA, management utilizes this measure to make investment decisions as well as to compare the performance of its assets to that of its peers.  EBITDA should not be considered a substitute for net income.  EBITDA may not be comparable to similarly titled measures employed by other companies.

	For the Year Ended December 31, 2005
(Amounts in thousands)	Total	Office (2)	Retail (2)	Merchandise Mart (2)	Temperature Controlled Logistics (3)	Toys	Other (4)
Property rentals	$1,332,915	$838,270	$200,618	$221,924	$—	$—	$72,103
Straight-line rents:
Contractual rent increases	22,779	13,122	6,019	3,578	—	—	60
Amortization of free rent	27,285	16,586	4,030	6,669	—	—	—
Amortization of acquired below-market leases, net	13,797	7,388	5,596	—	—	—	813
Total rentals	1,396,776	875,366	216,263	232,171	—	—	72,976
Temperature Controlled Logistics	846,881	—	—	—	846,881	—	—
Tenant expense reimbursements	209,036	115,895	73,454	16,953	—	—	2,734
Fee and other income:
Tenant cleaning fees	30,350	30,350	—	—	—	—	—
Management and leasing fees	15,433	14,432	941	60	—	—	—
Lease termination fees	30,117	10,746	2,399	16,972	—	—	—
Other	19,035	13,823	271	4,940	—	—	1
Total revenues	2,547,628	1,060,612	293,328	271,096	846,881	—	75,711
Operating expenses	1,305,027	404,281	88,952	100,733	662,703	—	48,358
Depreciation and amortization	334,961	171,610	33,168	41,100	73,776	—	15,307
General and administrative	183,001	40,051	15,823	24,784	40,925	—	61,418
Total expenses	1,822,989	615,942	137,943	166,617	777,404	—	125,083
Operating income (loss)	724,639	444,670	155,385	104,479	69,477	—	(49,372)
Income applicable to Alexander’s	59,022	694	695	—	—	—	57,633
Loss applicable to Toys ‘R’ Us	(40,496)	—	—	—	—	(40,496)	—
Income from partially-owned entities	36,165	3,639	9,094	588	1,248	—	21,596
Interest and other investment income	167,225	1,824	583	187	2,273	—	162,358
Interest and debt expense	(340,751)	(141,292)	(60,018)	(10,769)	(56,272)	—	(72,400)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	39,042	690	896	—	—	—	37,456
Minority interest of partially-owned entities	(3,808)	—	—	120	(4,221)	—	293
Income (loss) from continuing operations	641,038	310,225	106,635	94,605	12,505	(40,496)	157,564
Income (loss) from discontinued operations	32,440	—	(163)	—	—	—	32,603
Income (loss) before allocation to limited partners	673,478	310,225	106,472	94,605	12,505	(40,496)	190,167
Minority limited partners’ interest in the Operating Partnership	(66,755)	—	—	—	—	—	(66,755)
Perpetual preferred unit distributions of the Operating Partnership	(67,119)	—	—	—	—	—	(67,119)
Net income (loss)	539,604	310,225	106,472	94,605	12,505	(40,496)	56,293
Interest and debt expense (1)	415,826	145,734	68,274	11,592	26,775	46,789	116,662
Depreciation and amortization(1)	367,260	175,220	37,954	41,757	35,211	33,939	43,179
Income tax (benefit) expense (1)	(21,062)	1,199	—	1,138	1,275	(25,372)	698
EBITDA	$1,301,628	$632,378	$212,700	$149,092	$75,766	$14,860	$216,832
Percent of EBITDA by Segment	100%	48.6%	16.3%	11.5%	5.8%	1.1%	16.7%
Balance sheet data:
Real estate, net	$9,776,018	$5,356,918	$1,632,258	$1,183,959	$1,121,510	$—	$481,373
Investments and advances to partially-owned entities	944,023	296,668	149,870	6,046	12,706	—	478,733
Investment in Toys “R” Us	425,830	—	—	—	—	425,830	—
Capital expenditures:
Acquisitions	1,353,218	490,123	466,967	93,915	—	—	302,213
Other	316,754	158,085	59,091	64,403	14,953	—	20,222

See notes on page 178.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

19.  Segment Information - continued

	For the Year Ended December 31, 2004
(Amounts in thousands)	Total	Office (2)	Retail (2)	Merchandise Mart (2)	Temperature Controlled Logistics (3)	Other (4)
Property rentals	$1,273,133	$829,015	$164,273	$217,034	$—	$62,811
Straight-line rents:
Contractual rent increases	35,217	26,675	5,044	3,333	—	165
Amortization of free rent	26,264	9,665	11,290	5,315	—	(6)
Amortization of acquired below market leases, net	14,949	10,076	4,873	—	—	—
Total rentals	1,349,563	875,431	185,480	225,682	—	62,970
Temperature Controlled Logistics	87,428	—	—	—	87,428	—
Expense reimbursements	191,245	104,446	64,610	18,904	—	3,285
Fee and other income:
Tenant cleaning fees	31,293	31,293	—	—	—	—
Management and leasing fees	16,754	15,501	1,084	155	—	14
Lease termination fees	16,989	12,696	709	3,584	—	—
Other	19,441	13,390	908	5,079	—	64
Total revenues	1,712,713	1,052,757	252,791	253,404	87,428	66,333
Operating expenses	681,556	391,336	78,208	98,833	67,989	45,190
Depreciation and amortization	244,020	159,970	26,825	36,044	7,968	13,213
General and administrative	145,229	38,356	13,187	22,588	4,264	66,834
Costs of acquisitions not consummated	1,475	—	—	—	—	1,475
Total expenses	1,072,280	589,662	118,220	157,465	80,221	126,712
Operating income (loss)	640,433	463,095	134,571	95,939	7,207	(60,379)
Income applicable to Alexander’s	8,580	433	668	—	—	7,479
Income (loss) from partially-owned entities	43,381	2,728	(1,678)	545	5,641	36,145
Interest and other investment income	203,998	997	397	105	220	202,279
Interest and debt expense	(242,955)	(129,716)	(58,625)	(11,255)	(6,379)	(36,980)
Net gain on disposition of wholly-owned and partially-owned assets other than real estate	19,775	369	—	—	—	19,406
Minority interest of partially-owned entities	(109)	—	—	—-	(158)	49
Income from continuing operations	673,103	337,906	75,333	85,334	6,531	167,999
Income from discontinued operations	77,013	—	10,054	—	—	66,959
Income before allocation to minority limited partners	750,116	337,906	85,387	85,334	6,531	234,958
Minority limited partners’ interest in the operating partnership	(88,091)	—	—	—	—	(88,091)
Perpetual preferred unit distributions of the operating partnership	(69,108)	—	—	—	—	(69,108)
Net income	592,917	337,906	85,387	85,334	6,531	77,759
Interest and debt expense(1)	313,289	133,602	61,820	12,166	30,337	75,364
Depreciation and amortization(1)	296,980	162,975	30,619	36,578	34,567	32,241
Income taxes	1,664	406	—	852	79	327
EBITDA	$1,204,850	$634,889	$177,826	$134,930	$71,514	$185,691
Percentage of EBITDA by segment	100%	52.7%	14.8%	11.2%	5.9%	15.4%
Balance sheet data:
Real estate, net	$8,348,597	$4,934,137	$1,109,049	$963,053	$1,177,190	$165,168
Investments and advances to partially-owned entities	605,300	48,682	82,294	6,207	12,933	455,184
Capital expenditures:
Acquisitions	288,379	55,191	233,188	—	—	—
Other	290,000	160,086	67,508	60,365	—	2,041

See notes on page 178.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

19.  Segment Information - continued

	For the Year Ended December 31, 2003
(Amounts in thousands)	Total	Office (2)	Retail (2)	Merchandise Mart (2)	Temperature Controlled Logistics (3)	Other (4)
Property rentals	$1,210,185	$809,506	$140,249	$207,929	$—	$52,501
Straight-line rents:
Contractual rent increases	34,538	27,363	3,087	4,079	—	9
Amortization of free rent	7,071	(562)	5,552	2,090	—	(9)
Amortization of acquired below market leases, net	9,047	8,007	1,040	—	—	—
Total rentals	1,260,841	844,314	149,928	214,098	—	52,501
Expense reimbursements	179,214	98,184	56,995	20,949	—	3,086
Fee and other income:
Tenant cleaning fees	29,062	29,062	—	—	—	—
Management and leasing fees	12,812	11,427	1,290	—	—	95
Lease termination fees	8,581	2,866	2,056	3,659	—	—
Other	12,340	5,986	2,638	3,685	—	31
Total revenues	1,502,850	991,839	212,907	242,391	—	55,713
Operating expenses	583,038	370,545	71,377	97,073	—	44,043
Depreciation and amortization	214,623	149,524	19,343	32,087	—	13,669
General and administrative	121,879	37,143	9,783	20,323	—	54,630
Total expenses	919,540	557,212	100,503	149,483	—-	112,342
Operating income (loss)	583,310	434,627	112,404	92,908	—	(56,629)
Income applicable to Alexander’s	15,574	—	640	—	—	14,934
Income (loss) from partially-owned entities	67,901	2,426	3,752	(108)	18,416	43,415
Interest and other investment income	25,401	2,960	359	93	—	21,989
Interest and debt expense	(230,064)	(134,715)	(59,674)	(14,788)	—	(20,887)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	2,343	180	—	188	—	1,975
Minority interest of partially-owned entities	(1,089)	(1,119)	—-	—-	—-	30
Income from continuing operations	463,376	304,359	57,481	78,293	18,416	4,827
Income (loss) from discontinued operations	175,175	172,736	4,850	—	—	(2,411)
Income before allocation to minority limited partners	638,551	477,095	62,331	78,293	18,416	2,416
Minority limited partners’ interest in the operating partnership	(105,132)	—	—	—	—	(105,132)
Perpetual preferred unit distributions of the operating partnership	(72,716)	—	—	—	—	(72,716)
Net income (loss)	460,703	477,095	62,331	78,293	18,416	(175,432)
Interest and debt expense (1)	296,059	138,379	62,718	15,700	24,670	54,592
Depreciation and amortization (1)	279,507	153,273	22,150	32,711	34,879	36,494
Income taxes	1,627	45	—	—	—	1,582
EBITDA	$1,037,896	$768,792	$147,199	$126,704	$77,965	$(82,764)
Percentage of EBITDA by segment	100%	74.1%	14.2%	12.2%	7.5%	(8.0)%
Balance sheet data:
Real estate, net	$6,797,918	$4,966,074	$730,443	$904,546	$—	$196,855
Investments and advances to partially-owned entities	900,600	44,645	57,317	6,063	426,773	365,802
Capital expenditures:
Acquisitions	249,954	95,420	154,534	—	—	—
Other	239,222	108,230	45,707	36,341	5,700	43,244

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

19.  Segment Information - continued

Notes to preceding tabular information:

(1)          Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA includes the Company’s share of the interest and debt expense and depreciation and amortization of its partially-owned entities.

(2)          At December 31, 2004, 7 West 34th Street, a 440,000 square foot New York office building, was 100% occupied by four tenants, of which Health Insurance Plan of New York (“HIP”) and Fairchild Publications occupied 255,000 and 146,000 square feet, respectively.  Effective January 4, 2005, the Company entered into a lease termination agreement with HIP under which HIP made an initial payment of $13,362 and is anticipated to make annual payments ranging from $1,000 to $2,000 over the remaining six years of the HIP lease contingent upon the level of operating expenses of the building in each year. In connection with the termination of the HIP lease, the Company wrote off the $2,462 balance of the HIP receivable arising from the straight-lining of rent.  In the first quarter of 2005, the Company began redevelopment of a portion of this property into a permanent showroom building for the giftware industry.  As of January 1, 2005, the Company transferred the operations and financial results related to the office component of this asset from the New York City Office division to the Merchandise Mart division for both the current and prior periods presented.  The operations and financial results related to the retail component of this asset were transferred to the Retail division for both current and prior periods presented.

(3)          Operating results for the year ended December 31, 2004 reflect the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004.  Previously, this investment was accounted for on the equity method.

(4)          Other EBITDA is comprised of:

	For the Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Alexander’s	$84,874	$25,909	$22,361
Newkirk Master Limited Partnership	55,126	70,517	76,873
Hotel Pennsylvania	22,522	15,643	4,573
GMH Communities L.P in 2005 and Student Housing in 2004 and 2003.	7,955	1,440	2,000
Industrial warehouses	5,666	5,309	6,208
Other investments	5,319	—	—
	181,462	118,818	112,015
Minority limited partners’ interest in the Operating Partnership	(66,755)	(88,091)	(105,132)
Perpetual preferred unit distributions of the Operating Partnership	(67,119)	(69,108)	(72,716)
Corporate general and administrative expenses	(57,221)	(62,854)	(51,461)
Investment income and other	156,331	215,688	27,254
Net gain on sales of marketable equity securities (including $9,017 for Prime Group in 2005)	25,346	—	2,950
Net gain on disposition of investment in 3700 Las Vegas Boulevard	12,110	—	—
Discontinued operations:
Palisades (including $65,905 net gain on sale in 2004)	—	69,697	5,006
400 North LaSalle (including $31,614 net gain on sale in 2005)	32,678	1,541	(680)
	$216,832	$185,691	$(82,764)

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 180, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited management’s assessment, included within this December 31, 2005 Form 10-K of Vornado Realty Trust at Item 9A in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated February 28, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 28, 2006

Item 9B.     Other Information

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Information relating to trustees of the Registrant, including its audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of trustees under the caption “Election of Trustees” which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2005, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant, appears at page 52 of this Annual Report on Form 10-K.  Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in Item 10, “Directors and Executive Officers of the Registrant,” under the caption “Principal Security Holders” and such information is incorporated herein by reference.

Equity compensation plan information

The following table provides information as of December 31, 2005, regarding the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	12,931,215	(1)	$37.38	6,492,251	(2)
Equity compensation awards not approved by security holders (3)	—		—	—
Total	12,931,215		$37.38	6,492,251

(1)          Includes 260,267 restricted shares which do not have an option exercise price.

(2)          All of the shares available for future issuance under plans approved by the security holders may be issued as restricted stock units or performance shares.

(3)          Does not include common shares issuable in exchange for deferred stock units pursuant to the compensation agreements described below under the heading “Material Features of Equity Compensation Arrangements Not Approved by Shareholders”.

Material Features of Equity Compensation Arrangements Not Approved by Shareholders

We have awarded deferred stock units under an individual arrangement with an officer of the Company.  Shareholder approval was not required for this award under the current or then-existing rules of the New York Stock Exchange because the award was made as part of an employment contract with us.

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

Item 14.     Principal Accountant Fees and Services

Information relating to Principal Accountant fees and services will be contained in the Proxy Statement referred to in Item 10, “Directors and Executive Officers of the Registrant” under the caption “Ratification of Selection of Independent Auditors” and such information is incorporated herein by reference.

PART IV

Item 15.     Exhibit and Financial Statement Schedules

(a)     The following documents are filed as part of this report:

1.               The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Pages in this Annual Report on Form 10-K

II—Valuation and Qualifying Accounts—years ended December 31, 2005, 2004 and 2003	184
III—Real Estate and Accumulated Depreciation as of December 31, 2005	185

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

Exhibit No.
10.15	Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2005
10.49	Contribution Agreement, dated May 12, 2005, by and among Robert Kogod, Vornado Realty L.P. and certain Vornado Realty Trust affiliates
12	Computation of Ratios
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VORNADO REALTY TRUST

By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President-
Finance and Administration and
Chief Financial Officer

Date:February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ Steven Roth	Chairman of the Board of	February 28, 2006
	(Steven Roth)	Trustees (Principal Executive
Officer)

By:	/s/ Michael Fascitelli	President and Trustee	February 28, 2006
(Michael D. Fascitelli)

By:	/s/ Anthony W. Deering	Trustee	February 28, 2006
(Anthony W. Deering)

By:	/s/ Robert P. Kogod	Trustee	February 28, 2006
(Robert P. Kogod)

By:	/s/ Michael Lynne	Trustee	February 28, 2006
(Michael Lynne)

By:	/s/ David Mandelbaum	Trustee	February 28, 2006
(David Mandelbaum)

By:	/s/ Robert H. Smith	Trustee	February 28, 2006
(Robert H. Smith)

By:	/s/ Ronald G. Targan	Trustee	February 28, 2006
(Ronald G. Targan)

By:	/s/ Richard R. West	Trustee	February 28, 2006
(Richard R. West)

By:	/s/ Russell B. Wight	Trustee	February 28, 2006
(Russell B. Wight, Jr.)

By:	/s/ Joseph Macnow	Executive Vice President - Finance and	February 28, 2006
	(Joseph Macnow)	Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
December 31, 2005

(Amounts in Thousands)

	Column A	Column B		Column C	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations		Uncollectible Accounts Written-off	Balance at End of Year

Year Ended December 31, 2005: Allowance for doubtful accounts	$24,126	$5,072		$(6,240)	$22,958

Year Ended December 31, 2004 Allowance for doubtful accounts	$18,076	$16,771	(1)	$(10,721)	$24,126

Year Ended December 31, 2003: Allowance for doubtful accounts	$17,958	$12,248		$(12,130)	$18,076

(1)                      Beginning on November 18, 2004, the Company consolidates its investment in Americold Realty Trust.  Accordingly, additions charged against operations includes $3,106, which represents Americold’s allowance for doubtful accounts on such date.

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
											Life on which
				Costs	Gross amount at which						depreciation
		Initial cost to company (1)		capitalized	carried at close of period			Accumulated			in latest
				subsequent		Buildings		depreciation	Date of		income
			Buildings and	to		and		and	construction	Date	statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (2)	amortization	(3)	acquired	is computed
Office Buildings
New York
Manhattan
One Penn Plaza	$—	$—	$412,169	$109,639	$—	$521,808	$521,808	$98,703	1972	1998	7 - 39 Years
Two Penn Plaza	300,000	53,615	164,903	63,142	52,689	228,971	281,660	55,394	1968	1997	7 - 39 Years
909 Third Avenue	223,193	—	120,723	21,397	—	142,120	142,120	23,446	1969	1999	7 - 39 Years
770 Broadway	170,000	52,898	95,686	75,999	52,898	171,685	224,583	36,929	1907	1998	7 - 39 Years
Eleven Penn Plaza	216,795	40,333	85,259	28,519	40,333	113,778	154,111	27,766	1923	1997	7 - 39 Years
90 Park Avenue	—	8,000	175,890	25,835	8,000	201,725	209,725	42,620	1964	1997	7 - 39 Years
888 Seventh Avenue	318,554	—	117,269	54,559	—	171,828	171,828	32,609	1980	1998	7 - 39 Years
330 West 34th Street	—	—	8,599	8,839	—	17,438	17,438	3,460	1925	1998	7 - 39 Years
1740 Broadway	—	26,971	102,890	10,838	26,971	113,728	140,699	26,765	1950	1997	7 - 39 Years
150 East 58th Street	—	39,303	80,216	18,836	39,303	99,052	138,355	19,470	1969	1998	7 - 39 Years
866 United Nations Plaza	46,854	32,196	37,534	9,728	32,196	47,262	79,458	12,402	1966	1997	7 - 39 Years
595 Madison (Fuller Building)	—	62,731	62,888	13,951	62,731	76,839	139,570	11,493	1968	1999	7 - 39 Years
640 Fifth Avenue	—	38,224	25,992	102,801	38,224	128,793	167,017	19,554	1950	1997	7 - 39 Years
40 Fulton Street	—	15,732	26,388	3,553	15,732	29,941	45,673	6,615	1987	1998	7 - 39 Years
689 Fifth Avenue	—	19,721	13,446	9,601	19,721	23,047	42,768	3,669	1925	1998	39 Years
20 Broad Street	—	—	28,760	18,709	—	47,469	47,469	7,678	1956	1998	7 - 39 Years
40 Thompson		6,530	10,057	19	6,503	10,103	16,606	81	1928	2005	7 - 39 Years
Other	—	—	5,548	17,942	—	23,490	23,490	771

Total New York	1,275,396	396,254	1,574,217	593,907	395,301	2,169,077	2,564,378	429,425

Washington, DC
Crystal Mall (4 buildings)	$49,214	$49,664	$156,654	$13,357	$49,545	$170,130	$219,675	$20,364	1968	2002	10 - 40 Years
Crystal Plaza (6 buildings)	—	57,213	131,206	68,428	57,070	199,777	256,847	9,184	1964-1969	2002	10 - 40 Years
Crystal Square (4 buildings)	188,633	64,817	218,330	26,946	64,652	245,441	310,093	30,703	1974 - 1980	2002	10 - 40 Years
Crystal City Hotel	—	8,000	47,191	496	8,000	47,687	55,687	1,741	1968	2004	10 - 40 Years
Crystal City Shops	—	—	20,465	4,638	—	25,103	25,103	1,405	2004	2004	10 - 40 Years
Crystal Gateway (4 buildings)	147,473	47,594	177,373	12,549	47,465	190,051	237,516	23,879	1983 - 1987	2002	10 - 40 Years
Crystal Park (5 buildings)	249,213	100,935	409,920	27,725	100,228	438,352	538,580	55,509	1984 - 1989	2002	10 - 40 Years
Arlington Plaza	14,393	6,227	28,590	2,620	6,210	31,227	37,437	4,707	1985	2002	10 - 40 Years
1919 S. Eads Street	11,757	3,979	18,610	439	3,967	19,061	23,028	2,722	1990	2002	10 - 40 Years
Skyline Place (6 buildings)	128,732	41,986	221,869	12,942	41,862	234,935	276,797	29,360	1973 - 1984	2002	10 - 40 Years
Seven Skyline Place	—	10,292	58,351	(4,309)	10,262	54,072	64,334	6,966	2001	2002	10 - 40 Years
One Skyline Tower	62,725	12,266	75,343	11,091	12,231	86,469	98,700	10,057	1988	2002	10 - 40 Years
Courthouse Plaza (2 buildings)	75,970	—	105,475	11,815	—	117,290	117,290	14,485	1988 - 1989	2002	10 - 40 Years
1101 17th Street	26,001	20,666	20,112	3,304	20,609	23,473	44,082	3,681	1963	2002	10 - 40 Years

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Costs	Gross amount at which						Life on which depreciation
			Initial cost to company (1)		capitalized	carried at close of period			Accumulated			in latest
				Buildings and	subsequent to		Buildings and		depreciation and	Date of construction	Date	income statement
Description	Encumbrances		Land	improvements	acquisition	Land	improvements	Total (2)	amortization	(3)	acquired	is computed
1730 M. Street	16,233		10,095	17,541	3,812	10,066	21,382	31,448	3,491	1963	2002	10 - 40 Years
1140 Connecticut Avenue	19,231		19,017	13,184	4,536	18,968	17,769	36,737	3,072	1966	2002	10 -40 Years
1150 17th Street	31,397		23,359	24,876	6,974	23,296	31,913	55,209	4,414	1970	2002	10 - 40 Years
1750 Penn Avenue	48,359		20,020	30,032	(456)	19,948	29,648	49,596	3,856	1964	2002	10 - 40 Years
2101 L Street	—		32,815	51,642	539	32,815	52,181	84,996	3,146	1975	2003	10 - 40 Years
Democracy Plaza I	—		—	33,628	(1,439)	—	32,189	32,189	5,855	1987	2002	10 - 40 Years
Tysons Dulles (3 buildings)	—		19,146	79,095	2,842	19,096	81,987	101,083	10,202	1986 - 1990	2002	10 - 40 Years
Commerce Executive (3 buildings)	51,122		13,401	58,705	6,901	13,363	65,644	79,007	8,326	1985 - 1989	2002	10 - 40 Years
Reston Executive (3 buildings)	93,000		15,424	85,722	1,360	15,380	87,126	102,506	10,439	1987 - 1989	2002	10 - 40 Years
Crystal Gateway 1	56,416		15,826	53,894	4,615	15,826	58,509	74,335	5,150	1981	2002	10 - 40 Years
South Capitol	—		4,009	6,273	67	4,009	6,340	10,349	1,216		2005	10 - 40 Years
Bowen Building	62,099		30,077	98,962	601	30,077	99,563	129,640	1,162	2004	2005	10 - 40 Years
H Street	—		57,451	641	—	57,451	641	58,092	8		2005	10 - 40 Years
Warner Building	149,953		70,853	246,169	(1)	70,852	246,169	317,021	1,654	1992	2005	10 - 40 Years
Other	—		—	51,767	(45,725)	—	6,042	6,042	—
Total Washington, DC Office Buildings	1,481,921		755,132	2,541,620	176,667	753,248	2,720,171	3,473,419	276,754

New Jersey
Bergen	—		—	8,345	13,150	1,034	20,461	21,495	8,600	1967	1987	26 - 40 Years
Total New Jersey	—		—	8,345	13,150	1,034	20,461	21,495	8,600

Total Office Buildings	2,757,317		1,151,386	4,124,182	783,724	1,149,583	4,909,709	6,059,292	714,779

Shopping Centers
New Jersey
Bordentown	7,790	*	498	3,176	1,030	713	3,991	4,704	3,973	1958	1958	7 - 40 Years
Bricktown I	15,743	*	929	2,175	10,858	952	13,010	13,962	7,216	1968	1968	22 -40 Years
Bricktown II	—		440	—	—	440	—	440	—	N/A	2005	N/A
Cherry Hill (4)	14,479	*	915	3,926	5,135	5,864	4,112	9,976	3,139	1964	1964	12 - 40 Years
Delran	6,206	*	756	3,184	2,012	756	5,196	5,952	4,047	1972	1972	16 - 40 Years
Dover	7,096	*	224	2,330	6,863	559	8,858	9,417	3,906	1964	1964	16 - 40 Years
East Brunswick I	21,982	*	319	3,236	7,922	319	11,158	11,477	8,081	1957	1957	8 - 33 Years
East Brunswick II (former Whse)	8,031		—	4,772	10,753	48	15,477	15,525	5,688	1972	1972	18 -40 Years
East Hanover I	26,354	*	376	3,063	9,999	476	12,962	13,438	6,977	1962	1962	9 -40 Years
East Hanover II (4)	—	*	1,756	8,706	428	2,195	8,695	10,890	1,629	1979	1998	40 Years
Eatontown	—		4,653	3,659	—	4,653	3,659	8,312	30	N/A	2005	40 Years
Hackensack	24,150	*	536	3,293	7,688	536	10,981	11,517	7,070	1963	1963	15 - 40 Years
Jersey City (4)	18,488	*	652	2,962	4,857	652	7,819	8,471	1,254	1965	1965	11 - 40 Years
Kearny (4)	3,609	*	279	4,429	(59)	309	4,340	4,649	2,083	1938	1959	23 - 29 Years

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial cost to company (1)		Costs capitalized	Gross amount at which carried at close of period			Accumulated			Life on which depreciation in latest
				Buildings and	subsequent to		Buildings and		depreciation and	Date of construction	Date	income statement
Description	Encumbrances		Land	improvements	acquisition	Land	improvements	Total (2)	amortization	(3)	acquired	is computed
Lawnside	10,230	*	851	2,222	1,821	851	4,043	4,894	2,956	1969	1969	17 - 40 Years
Lodi I	9,066	*	245	9,339	100	238	9,446	9,684	1,474	1999	1975	40 Years
Lodi II	11,890		7,606	13,124	1	7,606	13,125	20,731	369	N/A	2004	40 Years
Manalapan	12,099	*	725	2,447	8,663	725	11,110	11,835	6,144	1971	1971	14 - 40 Years
Marlton	11,765	*	1,514	4,671	1,098	1,611	5,672	7,283	4,400	1973	1973	16 - 40 Years
Middletown	15,882	*	283	1,508	4,489	283	5,997	6,280	3,861	1963	1963	19 - 40 Years
Montclair	1,858	*	66	470	330	66	800	866	604	1972	1972	4 - 15 Years
Morris Plains	11,626	*	1,254	3,140	3,483	1,104	6,773	7,877	6,566	1961	1985	7 - 19 Years
North Bergen (4)	3,827	*	510	3,390	(922)	2,308	670	2,978	255	1993	1959	30 Years
North Plainfield	10,509	*	500	13,340	641	500	13,981	14,481	7,632	1955	1989	21 - 30 Years
Paramus (Bergen Mall)	—		28,312	125,130	15,956	28,692	140,706	169,398	6,335	1957	2003	5 —40 Years
Totowa	28,520	*	1,097	5,359	11,132	1,099	16,489	17,588	8,853	1957/1999	1957	19 - 40 Years
Turnersville	3,946	*	900	2,132	129	900	2,261	3,161	1,916	1974	1974	23 - 40 Years
Union (4)	32,389	*	1,014	4,527	5,355	1,329	9,567	10,896	3,205	1962	1962	6 - 40 Years
Watchung (4)	13,068	*	451	2,347	6,866	4,178	5,486	9,664	2,037	1994	1959	27 - 30 Years
Woodbridge (4)	21,349	*	190	3,047	2,922	220	5,939	6,159	1,642	1959	1959	11 - 40 Years
Total New Jersey	351,952		57,851	245,104	129,550	70,182	362,323	432,505	113,342

New York
Albany (Menands)	6,004	*	460	1,677	2,507	461	4,183	4,644	2,820	1965	1965	22 - 40 Years
Buffalo (Amherst)	6,766	*	402	2,019	2,230	636	4,015	4,651	3,498	1968	1968	13 - 40 Years
Freeport	14,291	*	1,231	3,273	2,846	1,231	6,119	7,350	3,942	1981	1981	15 - 40 Years
Inwood	—		12,415	19,096	97	12,419	19,189	31,608	517	N/A	2004	40 Years
New Hyde Park	7,213	*	—	—	4	—	4	4	3	1970	1976	6 - 10 Years
North Syracuse	—		—	—	—	—	—	—	—	1967	1976	11 - 12 Years
Rochester (Henrietta)	—		—	2,124	1,158	—	3,282	3,282	2,704	1971	1971	15 - 40 Years
Rochester (4)	—		443	2,870	(928)	2,172	213	2,385	213	1966	1966	10 - 40 Years
Valley Stream (Green Acres Mall)	143,249		140,069	99,586	17,735	139,910	117,480	257,390	22,787	1956	1997	39 - 40 Years
715 Lexington Avenue	—		—	11,574	14,759	—	26,333	26,333	825	1923	2001	40 Years
14th Street and Union Square, Manhattan	—		12,566	4,044	62,805	24,080	55,335	79,415	2,067	1965/2004	1993	40 Years
424 6th Avenue	—		5,900	5,675	301	5,900	5,976	11,876	565	1983	2002	40 Years
Riese	—		19,135	7,294	19,390	25,232	20,587	45,819	1,922	1923-1987	1997	39 Years
Staten Island	20,096		11,446	21,261	1	11,446	21,262	32,708	1,023	N/A	2004	40 Years
25W. 14th Street	—		29,169	17,878	—	29,169	17,878	47,047	782	N/A	2004	40 Years
99-01 Queens Blvd	—		7,839	20,047	53	7,839	20,100	27,939	669	N/A	2004	40 Years
386 West Broadway	4,951		2,453	5,349	982	2,624	6,160	8,784	158	N/A	2004	40 Years
387 West Broadway	—		5,843	7,642	288	5,858	7,915	13,773	225	N/A	2004	40 Years
1135 Third Avenue	—		7,844	7,844	—	7,844	7,844	15,688	1,569	N/A	1997	39 Years
211-17 Columbus Avenue	—		18,907	7,262	—	18,907	7,262	26,169	56	N/A	2005	40 Years
692 Broadway	—		6,053	22,896	—	6,053	22,896	28,949	238	N/A	2005	40 Years
40 East 66th Street	—		30,942	17,309	—	30,942	17,309	48,251	180	N/A	2005	40 Years

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial cost to company (1)		Costs capitalized	Gross amount at which carried at close of period			Accumulated			Life on which depreciation in latest
				Buildings and	subsequent to		Buildings and		depreciation and	Date of construction	Date	income statement
Description	Encumbrances		Land	improvements	acquisition	Land	improvements	Total (2)	amortization	(3)	acquired	is computed
Bronx (Gun Hill Road)	—		6,428	11,885	366	6,427	12,252	18,679	149	N/A	2005	40 Years
828-850 Madison Avenue	80,000		107,923	28,257	(1)	107,922	28,257	136,179	412	N/A	2005	40 Years
Hicksville (Broadway Mall)	94,783		109,687	42,466	—	109,687	42,466	152,153	—	N/A	2005	40 Years
Poughkeepsie (South Hills Mall)	—		12,755	12,047	685	12,754	12,733	25,487	100	N/A	2005	40 Years
Total New York	377,353		549,910	381,375	125,278	569,513	487,050	1,056,563	47,424

Pennsylvania
Allentown	22,443	*	70	3,446	11,880	334	15,062	15,396	8,279	1957	1957	20 - 42 Years
Bensalem (4)	6,202	*	1,198	3,717	5,553	2,727	7,741	10,468	1,514	1972/1999	1972	40 Years
Bethlehem	3,925	*	278	1,806	3,999	278	5,805	6,083	5,366	1966	1966	9 - 40 Years
Broomall	9,438	*	734	1,675	1,338	850	2,897	3,747	2,689	1966	1966	9 - 40 Years
Glenolden	7,079	*	850	1,295	997	850	2,292	3,142	1,452	1975	1975	18 - 40 Years
Lancaster (4)	—		606	2,312	649	3,043	524	3,567	373	1966	1966	12 - 40 Years
Levittown	3,171	*	193	1,231	131	183	1,372	1,555	1,364	1964	1964	7 - 40 Years
10th and Market Streets, Philadelphia	8,645	*	933	3,230	23,941	933	27,171	28,104	3,050	1977	1994	27 - 30 Years
Upper Moreland	6,710	*	683	2,497	271	683	2,768	3,451	2,328	1974	1974	15 - 40 Years
York	3,968	*	421	1,700	2,082	409	3,794	4,203	2,386	1970	1970	15 - 40 Years
Wyomissing	—		—	3,066	—	—	3,066	3,066	734	N/A	2005	10 - 20 Years
Wilkes Barre	—		—	301	—	—	301	301	50	N/A	2005	5 Years
Total Pennsylvania	71,581		5,966	26,276	50,841	10,290	72,793	83,083	29,585

Maryland
Baltimore (Towson)	10,998	*	581	2,756	679	581	3,435	4,016	2,916	1968	1968	13 - 40 Years
Glen Burnie	5,660	*	462	1,741	1,392	462	3,133	3,595	2,266	1958	1958	16 - 33 Years
Rockville	15,207		3,374	20,026	—	3,374	20,026	23,400	417	N/A	2005	40 Years
Annapolis	—		—-	9,652	—	—	9,652	9,652	810	N/A	2005	40 Years
Total Maryland	31,865		4,417	34,175	2,071	4,417	36,246	40,663	6,409

California
Anaheim	—		1,093	1,093	—	1,093	1,093	2,186	39	N/A	2004	40 Years
Barstow	—		849	1,356	18	856	1,367	2,223	48	N/A	2004	40 Years
Beaumont	—		206	1,321	—	206	1,321	1,527	47	N/A	2004	40 Years
Calimesa	—		504	1,463	—	504	1,463	1,967	52	N/A	2004	40 Years
Colton	—		1,239	954	—	1,239	954	2,193	34	N/A	2004	40 Years
Colton	—		1,158	332	—	1,158	332	1,490	12	N/A	2004	40 Years
Corona	—		—	3,073	—	—	3,073	3,073	109	N/A	2004	40 Years
Costa Mesa	—		1,399	635	—	1,399	635	2,034	22	N/A	2004	40 Years
Costa Mesa	—		2,239	308	—	2,239	308	2,547	11	N/A	2004	40 Years
Desert Hot Springs	—		197	1,355	—	197	1,355	1,552	48	N/A	2004	40 Years
Fontana	—		518	1,100	—	518	1,100	1,618	39	N/A	2004	40 Years
Garden Grove	—		795	1,254	—	795	1,254	2,049	44	N/A	2004	40 Years

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial cost to company (1)		Costs capitalized	Gross amount at which carried at close of period			Accumulated			Life on which depreciation in latest
				Buildings and	subsequent to		Buildings and		depreciation and	Date of construction	Date	income statement
Description	Encumbrances		Land	improvements	acquisition	Land	improvements	Total (2)	amortization	(3)	acquired	is computed
Mojave	—		—	2,250	—	—	2,250	2,250	80	N/A	2004	40 Years
Moreno Valley	—		639	1,156	—	639	1,156	1,795	41	N/A	2004	40 Years
Ontario	—		713	1,522	—	713	1,522	2,235	54	N/A	2004	40 Years
Orange	—		1,487	1,746	—	1,487	1,746	3,233	62	N/A	2004	40 Years
Rancho Cucamonga	—		1,052	1,051	—	1,052	1,051	2,103	37	N/A	2004	40 Years
Rialto	—		434	1,173	—	434	1,173	1,607	42	N/A	2004	40 Years
Riverside	—		209	704	—	209	704	913	25	N/A	2004	40 Years
Riverside	—		251	783	—	251	783	1,034	28	N/A	2004	40 Years
San Bernadino	—		1,598	1,119	—	1,598	1,119	2,717	40	N/A	2004	40 Years
San Bernadino	—		1,651	1,810	—	1,651	1,810	3,461	64	N/A	2004	40 Years
Santa Ana	—		1,565	377	—	1,565	377	1,942	13	N/A	2004	40 Years
Westminister	—		1,673	1,192	—	1,673	1,192	2,865	42	N/A	2004	40 Years
Yucaipa	—		663	426	—	663	426	1,089	15	N/A	2004	40 Years
Total California	—		22,132	29,553	18	22,139	29,564	51,703	1,048

Connecticut
Newington (4)	6,321	*	502	1,581	2,046	2,421	1,708	4,129	366	1965	1965	9 - 40 Years
Waterbury	5,959	*	—	2,103	8,004	667	9,440	10,107	3,123	1969	1969	21 - 40 Years
Total Connecticut	12,280		502	3,684	10,050	3,088	11,148	14,236	3,489

Massachusetts
Chicopee (4)	—		510	2,031	(936)	895	710	1,605	710	1969	1969	13 - 40 Years
Springfield (4)	3,017	*	505	1,657	3,379	2,586	2,955	5,541	153	1993	1966	28 - 30 Years
Total Massachusetts	3,017		1,015	3,688	2,443	3,481	3,665	7,146	863

Virginia
Norfolk	—		—	3,942	—	—	3,942	3,942	1,015	N/A	2005	14 - 19 Years
Total Virginia	—		—	3,942	—	—	3,942	3,942	1,015

Michigan
Roseville	—		30	6,370	—	30	6,370	6,400	614	N/A	2005	20 - 39 Years
Total Michigan	—		30	6,370	—	30	6,370	6,400	614

Puerto Rico (San Juan)
Las Catalinas	64,589		15,280	71,754	(203)	15,280	71,551	86,831	11,967	1996	2002	15 - 39 Years
Montehiedra	57,095		9,182	66,701	2,983	9,182	69,684	78,866	15,025	1996	1997	40 Years
Total Puerto Rico	121,684		24,462	138,455	2,780	24,462	141,235	165,697	26,992

Other	—		—	—	240	—	240	240	—	N/A
Total Other	—		—	—	240	—	240	240	—

Total Retail Properties	969,732		666,285	872,622	323,271	707,602	1,154,576	1,862,178	230,781

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)		Costs capitalized	Gross amount at which carried at close of period			Accumulated			Life on which depreciation in latest
			Buildings and	subsequent to		Buildings and		depreciation and	Date of construction	Date	income statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (2)	amortization	(3)	acquired	is computed
Merchandise Mart Properties
Illinois
Merchandise Mart,
Chicago	—	64,528	319,146	108,685	64,535	427,824	492,359	75,619	1930	1998	40 Years
350 West Mart Center,
Chicago	—	14,238	67,008	70,954	14,246	137,954	152,200	25,130	1977	1998	40 Years
33 North Dearborn,
Chicago	—	6,624	30,680	8,539	6,624	39,219	45,843	5,484	1967	2000	40 Years
527 W. Kinzie,
Chicago	—	5,166	—	—	5,166	—	5,166	—

Washington D.C.
Washington Office Center	—	10,719	69,658	5,732	10,719	75,390	86,109	15,086	1990	1998	40 Years
Washington Design Center	46,932	12,274	40,662	11,267	12,274	51,929	64,203	11,625	1919	1998	40 Years

North Carolina
Market Square Complex,
High Point	104,639	13,038	102,239	76,089	15,047	176,319	191,366	28,395	1902 - 1989	1998	40 Years

New York
7 West 34th Street	—	34,614	94,167	23,754	34,614	117,921	152,535	12,660	1901	2000	7-40 Years

Massachusetts
Boston Design Center	72,000	—	93,915	144	—	94,059	94,059	19	1918	2005	40 Years

California
L.A. Mart,
Los Angeles	—	10,141	43,422	20,608	10,141	64,030	74,171	9,180	1958	2000	40 Years

Total Merchandise Mart	223,571	171,342	860,897	325,772	173,366	1,184,645	1,358,011	183,198

Temperature Controlled Logistics:
Alabama
Birmingham	2,632	861	4,376	294	874	4,657	5,531	1,194		1997
Montgomery	3,322	13	5,814	6,321	31	12,117	12,148	3,712		1997
Gadsden	9,967	11	306	63	11	369	380	106		1997
Albertville	5,010	540	6,106	199	540	6,305	6,845	1,385		1997
Total Alabama	20,931	1,425	16,602	6,877	1,456	23,448	24,904	6,397

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)		Costs capitalized	Gross amount at which carried at close of period			Accumulated			Life on which depreciation in latest
			Buildings and	subsequent to		Buildings and		depreciation and	Date of construction	Date	income statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (2)	amortization	(3)	acquired	is computed
Arizona
Phoenix	3,663	590	12,087	287	601	12,363	12,964	4,752		1998
Total Arizona	3,663	590	12,087	287	601	12,363	12,964	4,752

Arkansas
Fort Smith	1,738	255	3,957	252	255	4,209	4,464	905		1997
West Memphis	9,763	1,278	13,434	695	1,278	14,129	15,407	3,395		1997
Texarkana	9,350	537	7,922	201	568	8,092	8,660	3,810		1998
Russellville	7,953	906	13,754	72	907	13,825	14,732	3,992		1998
Russellville	13,688	1,522	14,552	24	1,522	14,576	16,098	4,710		1998
Springdale	8,627	864	16,312	356	891	16,641	17,532	4,320		1998
Total Arkansas	51,119	5,362	69,931	1,600	5,421	71,472	76,893	21,132

California
Ontario	6,941	1,006	20,683	5,359	1,006	26,042	27,048	5,523		1997
Fullerton	—	94	565	581	144	1,096	1,240	117		1997
Pajaro	—	—	—	—	—	—	—	—		1997
Turlock	5,980	353	9,906	440	364	10,335	10,699	2,419		1997
Turlock	8,884	662	16,496	74	662	16,570	17,232	4,429		1997
Watsonville	4,442	1,097	7,415	124	1,097	7,539	8,636	2,051		1997
Ontario	3,563	—	—	—	—	—	—-	—
Total California	29,810	3,212	55,065	6,578	3,273	61,582	64,855	14,539

Colorado
Denver	2,319	541	6,164	1,544	541	7,708	8,249	2,913		1997
Total Colorado	2,319	541	6,164	1,544	541	7,708	8,249	2,913

Florida
Tampa	220	423	369	17	423	386	809	462		1997
Tampa	1,171	283	2,212	1,353	283	3,565	3,848	998		1997
Tampa	—	32	5,612	361	32	5,973	6,005	1,831		1997
Plant City	6,627	108	7,332	792	108	8,124	8,232	2,244		1997
Bartow	—	9	267	122	9	389	398	131		1997
Total Florida	8,018	855	15,792	2,645	855	18,437	19,292	5,666

Georgia
Atlanta	17,378	4,442	18,373	1,831	4,506	20,140	24,646	4,920		1997
Atlanta	28,232	3,490	38,488	1,353	3,500	39,831	43,331	8,771		1997
Augusta	2,300	260	3,307	1,136	260	4,443	4,703	1,350		1997
Atlanta	16,628	—	—	10,195	1,227	8,968	10,195	1,136	2001
Atlanta	3,169	700	3,754	114	711	3,857	4,568	923		1997
Montezuma	5,469	66	6,079	688	66	6,767	6,833	1,465		1997
Atlanta	5,223	2,201	6,767	7,777	2,201	14,544	16,745	4,108		1997

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)		Costs capitalized	Gross amount at which carried at close of period			Accumulated			Life on which depreciation in latest
			Buildings and	subsequent to		Buildings and		depreciation and	Date of construction	Date	income statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (2)	amortization	(3)	acquired	is computed
Atlanta – Corporate Office	—	—	—	847	—	847	847	258		1997
Thomasville	1,929	763	21,504	47	810	21,504	22,314	4,596		1998
Total Georgia	80,328	11,922	98,272	23,988	13,281	120,901	134,182	27,527

Idaho
Burley	17,133	409	36,098	640	472	36,675	37,147	9,687		1997
Nampa	9,957	1,986	15,675	105	2,016	15,750	17,766	3,575		1997
Total Idaho	27,090	2,395	51,773	745	2,488	52,425	54,913	13,262

Illinois
Rochelle	12,008	2,449	19,315	2,234	2,449	21,549	23,998	6,417		1997
East Dubuque	10,700	506	8,792	8	506	8,800	9,306	3,864		1998
Total Illinois	22,708	2,955	28,107	2,242	2,955	30,349	33,304	10,281

Indiana
Indianapolis	19,677	2,021	26,569	2,942	2,254	29,278	31,532	6,241		1997
Total Indiana	19,677	2,021	26,569	2,942	2,254	29,278	31,532	6,241

Iowa
Fort Dodge	2,319	1,488	3,205	543	1,674	3,562	5,236	2,225		1997
Bettendorf	7,028	1,275	12,203	1,557	1,405	13,630	15,035	3,401		1997
Total Iowa	9,347	2,763	15,408	2,100	3,079	17,192	20,271	5,626

Kansas
Wichita	4,242	423	5,216	894	802	5,731	6,533	1,295		1997
Garden City	5,109	159	15,740	154	227	15,826	16,053	3,380		1998
Total Kansas	9,351	582	20,956	1,048	1,029	21,557	22,586	4,675

Kentucky
Sebree	4,868	42	10,401	109	42	10,510	10,552	1,706		1998
Total Kentucky	4,868	42	10,401	109	42	10,510	10,552	1,706

Maine
Portland	2,862	1	4,812	360	2	5,171	5,173	1,410		1997
Total Maine	2,862	1	4,812	360	2	5,171	5,173	1,410

Massachusetts
Gloucester	1,123	765	1,821	(2,586)	—	—	—	—		1997
Gloucester	4,051	2,274	8,327	594	2,274	8,921	11,195	4,155		1997
Gloucester	5,955	1,629	10,541	1,601	1,629	12,142	13,771	2,906		1997
Gloucester	6,980	1,826	12,271	518	1,826	12,789	14,615	3,790		1997
Boston	3,612	1,464	7,770	390	1,476	8,148	9,624	3,245		1997
Total Massachusetts	21,721	7,958	40,730	517	7,205	42,000	49,205	14,096

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)		Costs capitalized	Gross amount at which carried at close of period			Accumulated			Life on which depreciation in latest
			Buildings and	subsequent to		Buildings and		depreciation and	Date of construction	Date	income statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (2)	amortization	(3)	acquired	is computed
Missouri
Marshall	7,769	580	9,839	308	611	10,116	10,727	2,336		1997
Cathage	59,429	1,417	68,698	18,500	1,677	86,938	88,615	23,158		1998
Total Missouri	67,198	1,997	78,537	18,808	2,288	97,054	99,342	25,494

Mississippi
West Point	11,471	69	11,495	386	69	11,881	11,950	4,559		1998
Total Mississippi	11,471	69	11,495	386	69	11,881	11,950	4,559

Nebraska
Fremont	8,555	13	12,817	538	13	13,355	13,368	2,759		1998
Grand Island	—	31	582	5,391	76	5,928	6,004	1,163		1997
Total Nebraska	8,555	44	13,399	5,929	89	19,283	19,372	3,922

New York
Syracuse	19,677	1,930	31,749	1,006	1,999	32,686	34,685	7,915		1997
Total New York	19,677	1,930	31,749	1,006	1,999	32,686	34,685	7,915

North Carolina
Charlotte	1,533	80	—	(80)	—	—	—	—		1997
Charlotte	8,536	1,068	12,296	1,006	1,223	13,147	14,370	3,100		1997
Tarboro	4,943	—	2,160	18,736	—	20,896	20,896	3,071		1997
Total North Carolina	15,012	1,148	14,456	19,662	1,223	34,043	35,266	6,171

Ohio
Massillon	15,954	—	—	11,772	—	11,772	11,772	1,599	2000
Total Ohio	15,954	—	—	11,772	—	11,772	11,772	1,599

Oklahoma
Oklahoma City	1,441	280	2,173	162	280	2,335	2,615	634		1997
Oklahoma City	1,892	244	2,450	279	263	2,710	2,973	639		1997
Total Oklahoma	3,333	524	4,623	441	543	5,045	5,588	1,273

Oregon
Hermiston	11,471	1,063	23,105	77	1,084	23,161	24,245	6,055		1997
Milwaukee	9,225	1,776	16,546	439	1,799	16,962	18,761	4,531		1997
Salem	15,913	2,721	27,089	524	2,854	27,480	30,334	6,023		1997
Woodburn	12,007	1,084	28,130	429	1,084	28,559	29,643	10,118		1997
Brooks	—	4	1,280	(1,284)	—	—	—	1,670		1997
Ontario	—	1,031	21,896	1,596	1,064	23,459	24,523	5,867		1997
Total Oregon	48,616	7,679	118,046	1,781	7,885	119,621	127,506	34,264

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)		Costs capitalized	Gross amount at which carried at close of period			Accumulated			Life on which depreciation in latest
			Buildings and	subsequent to		Buildings and		depreciation and	Date of construction	Date	income statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (2)	amortization	(3)	acquired	is computed
Pennsylvania
Leesport	14,976	2,823	20,698	1,080	3,213	21,388	24,601	5,163		1997
Fogelsville	28,116	9,757	43,633	2,860	9,926	46,324	56,250	14,104		1997
Total Pennsylvania	43,092	12,580	64,331	3,940	13,139	67,712	80,851	19,267

South Carolina
Columbia	2,862	360	4,518	35	360	4,553	4,913	1,095		1997
Total South Carolina	2,862	360	4,518	35	360	4,553	4,913	1,095

South Dakota
Sioux Falls	10,507	59	14,132	947	59	15,079	15,138	3,080		1998
Total South Dakota	10,507	59	14,132	947	59	15,079	15,138	3,080

Tennessee
Memphis	2,198	80	—	—	80	—	80	—		1997
Memphis	7,309	699	11,484	854	1,111	11,926	13,037	2,848		1997
Murfreesboro	7,871	937	12,568	4,726	947	17,284	18,231	3,818		1997
Total Tennessee	17,378	1,716	24,052	5,580	2,138	29,210	31,348	6,666

Texas
Amarillo	13,929	106	18,549	548	127	19,076	19,203	5,141		1998
Ft. Worth	9,229	—	208	9,458	2,239	7,427	9,666	1,202		1998
Total Texas	23,158	106	18,757	10,006	2,366	26,503	28,869	6,343

Utah
Clearfield	13,570	1,348	24,605	616	1,348	25,221	26,569	5,420		1997
Total Utah	13,570	1,348	24,605	616	1,348	25,221	26,569	5,420

Virginia
Norfolk	4,140	1,033	5,731	446	1,033	6,177	7,210	1,363		1997
Strasburg	9,110	—	—	16,949	1,204	15,745	16,949	2,560		1999
Total Virginia	13,250	1,033	5,731	17,395	2,237	21,922	24,159	3,923

Washington
Burlington	7,712	756	13,092	248	756	13,340	14,096	1,765		1997
Moses Lake	16,694	659	32,910	256	659	33,166	33,825	6,049		1997
Walla Walla	4,881	954	10,992	(220)	712	11,014	11,726	3,958		1997
Connell	11,178	357	20,825	191	357	21,016	21,373	3,831		1997
Wallula	3,319	125	7,705	129	125	7,834	7,959	2,403		1997
Pasco	—	9	690	9,263	9	9,953	9,962	1,695		1997
Total Washington	43,784	2,860	86,214	9,867	2,618	96,323	98,941	19,701

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)		Costs capitalized	Gross amount at which carried at close of period			Accumulated			Life on which depreciation in latest
				subsequent		Buildings		depreciation	Date of		income
			Buildings and	to		and		and	construction	Date	statement
Description	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (2)	amortization	(3)	acquired	is computed
Wisconsin
Tomah	9,558	219	16,990	104	220	17,093	17,313	3,861		1997
Babcock	10,941	—	—	5,875	341	5,534	5,875	973		1999
Plover	23,333	865	44,544	794	919	45,284	46,203	9,184		1997
Total Wisconsin	43,832	1,084	61,534	6,773	1,480	67,911	69,391	14,018

Total Temperature Controlled Logistics	715,061	77,161	1,048,848	168,526	84,323	1,210,212	1,294,535	304,933

Warehouse/Industrial
New Jersey
East Hanover	26,340	576	7,752	7,645	691	15,282	15,973	13,781	1963 - 1967	1963	7 - 40 Years
Edison	5,258	705	2,839	1,610	704	4,450	5,154	3,490	1954	1982	12 - 25 Years
Garfield	8,174	96	8,068	8,200	45	16,319	16,364	13,366	1942	1959	11 - 33 Years
Total Warehouse/Industrial	39,772	1,377	18,659	17,455	1,440	36,051	37,491	30,637

Other Properties
Hotel Pennsylvania	—	29,904	121,712	21,294	29,904	143,006	172,910	33,298	1919	1997	39 Years
40 East 66th Residential	—	73,312	41,685	23,831	88,221	50,607	138,828	518		2005
220 Central Park South	90,732	78,900	53,240	6,057	78,900	59,297	138,197	500		2005
Other	9,933	28,052	—	15,256	28,052	15,256	43,308	—
Total Other Properties	100,665	210,168	216,637	66,438	225,077	268,166	493,243	34,316

Leasehold Improvements
Equipment and Other	50	12,978	2,414	328,424	12,978	330,838	343,816	173,904			3 - 20 Years

TOTAL
DECEMBER 31, 2005	$4,806,168	$2,290,697	$7,144,259	$2,013,610	$2,354,369	$9,094,197	$11,448,566	$1,672,548

*  These encumbrances are cross-collateralized under a blanket mortgage in the amount of $469,842 as of December 31, 2005.

Notes:

(1)   Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date — see Column H.

(2)   The net basis of the company’s assets and liabilities for tax purposes is approximately $3,139,148,000 lower than the amount reported for financial statement purposes.

(3)   Date of original construction — many properties have had substantial renovation or additional construction — see Column D.

(4)   Buildings on these properties were demolished.  As a result, the cost of the buildings and improvements, net of accumulated depreciation, were either transferred to land or written-off.

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Real Estate
Balance at beginning of period	$9,756,241	$7,667,358	$7,255,051
Consolidation of investment in Americold	—	1,535,344	—
Additions during the period:
Land	589,148	100,558	69,819
Buildings & improvements	1,103,363	510,548	419,746
	11,448,752	9,813,808	7,744,616
Less: Assets sold and written-off	186	57,567	77,258
Balance at end of period	$11,448,566	$9,756,241	$7,667,358

Accumulated Depreciation
Balance at beginning of period	$1,407,644	$869,440	$702,686
Consolidation of investment in Americold	—	353,119	—
Additions charged to operating expenses	296,633	207,086	183,893
Additions due to acquisitions	—	—	855
	1,704,277	1,429,645	887,434

Less: Accumulated depreciation on assets sold and written-off	31,729	22,001	17,994
Balance at end of period	$1,672,548	$1,407,644	$869,440

EXHIBIT INDEX

Exhibit No.
3.1	-

Amended and Restated Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 16, 1993 - Incorporated by reference to Exhibit 3(a) to Vornado Realty Trust’s Registration Statement on Form S-4/A (File No. 33-60286), filed on April 15, 1993

*

3.2	-

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on May 23, 1996 – Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

*

3.3	-

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 3, 1997 – Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

*

3.4	-

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.5	-

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998 - Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.6	-

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on November 24, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.7	-

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 20, 2000 - Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.8	-

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on September 14, 2000 - Incorporated by reference to Exhibit 4.6 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

3.9	-

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, dated May 31, 2002, as filed with the State Department of Assessments and Taxation of Maryland on June 13, 2002 - Incorporated by reference to Exhibit 3.9 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

3.10	-

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, dated June 6, 2002, as filed with the State Department of Assessments and Taxation of Maryland on June 13, 2002 - Incorporated by reference to Exhibit 3.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

*              Incorporated by reference.

3.11	-

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, dated December 16, 2004, as filed with the State Department of Assessments and Taxation of Maryland on December 16, 2004 – Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 21, 2004

*

3.12	-

Articles Supplementary Classifying Vornado Realty Trust’s $3.25 Series A Convertible Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 3.11 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.13	-

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

*

3.14	-

Articles Supplementary Classifying Vornado Realty Trust’s Series D-6 8.25% Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, as filed with the State Department of Assessments and Taxation of Maryland on May 1, 2000 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed May 19, 2000

*

3.15	-

Articles Supplementary Classifying Vornado Realty Trust’s Series D-8 8.25% Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 28, 2000

*

3.16	-

Articles Supplementary Classifying Vornado Realty Trust’s Series D-9 8.75% Preferred Shares, liquidation preference $25.00 per share, as filed with the State Department of Assessments and Taxation of Maryland on September 25, 2001 – Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.17	-

Articles Supplementary Classifying Vornado Realty Trust’s Series D-10 7.00% Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, as filed with the State Department of Assessments and Taxation of Maryland on November 17, 2003 – Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 18, 2003

*

3.18	-

Articles Supplementary Classifying Vornado Realty Trust’s Series D-11 7.20% Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 2004 - Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004

*

3.19	-

Articles Supplementary Classifying Vornado Realty Trust’s 7.00% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share - Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on August 20, 2004

*

3.20	-

Articles Supplementary Classifying Vornado Realty Trust’s 6.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share - Incorporated by reference to Exhibit 3.28 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on November 17, 2004

*

*              Incorporated by reference.

3.21	-

Articles Supplementary Classifying Vornado Realty Trust’s 6.55% Series D-12 Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 21, 2004

*

3.22	-

Articles Supplementary Classifying Vornado Realty Trust’s 6.625% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 21, 2004

*

3.23	-

Articles Supplementary Classifying Vornado Realty Trust’s 6.750% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.32 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on June 16, 2005

*

3.24	-

Articles Supplementary Classifying Vornado Realty Trust’s 6.625% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.33 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on August 30, 2005

*

3.25	-

Articles Supplementary Classifying Vornado Realty Trust’s Series D-14 6.75% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on September 14, 2005

*

3.26	-

Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 - Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

3.27	-

Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.28	-

Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.29	-

Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998

*

3.30	-

Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 30, 1998

*

3.31	-

Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on February 9, 1999

*

3.32	-

Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on March 17, 1999

*

*              Incorporated by reference.

3.33	-

Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999

*

3.34	-

Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999

*

3.35	-

Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999

*

3.36	-

Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999

*

3.37	-

Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999

*

3.38	-

Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 23, 1999

*

3.39	-

Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on May 19, 2000

*

3.40	-

Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 16, 2000

*

3.41	-

Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 28, 2000

*

3.42	-

Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

3.43	-

Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.44	-

Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.45	-

Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 001-11954), filed on March 18, 2002

*

3.46	-

Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

*              Incorporated by reference.

3.47	-

Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.48	-

Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

*

3.49	-

Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 – Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004

*

3.50	-

Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004

*

3.51	-

Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 – Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005

*

3.52	-

Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 – Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005

*

3.53	-

Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

*

3.54	-

Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 – Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

*

3.55	-

Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on January 4, 2005

*

3.56	-

Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 21, 2005

*

3.57	-

Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 1, 2005

*

3.58	-

Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 14, 2005

*

4.1	-

Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado Finance LLC, LaSalle Bank National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc. - Incorporated by reference to Exhibit 10.48 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

*              Incorporated by reference.

4.2	-

Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 24, 2002

*

4.3	-

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

10.1**	-	Vornado Realty Trust’s 1993 Omnibus Share Plan - Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 331-09159), filed on July 30, 1996	*

10.2**	-

Vornado Realty Trust’s 1993 Omnibus Share Plan, as amended - Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-29011), filed on June 12, 1997

*

10.3	-

Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of May 1, 1992 - Incorporated by reference to Vornado, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992

*

10.4**	-

Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 2001, as Amended — Incorporated by reference to Exhibit 10.4 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 001-11954), filed on November 1, 2005

*

10.5**	-

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 10(C)(3) to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11954), filed March 13, 1997

*

10.6	-

Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

10.7	-

Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 - Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

10.8	-

Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992 - Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

10.9	-

Real Estate Retention Agreement between Vornado, Inc., Keen Realty Consultants, Inc. and Alexander’s, Inc., dated as of July 20, 1992 - Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.10	-

Amendment to Real Estate Retention Agreement between Vornado, Inc., Keen Realty Consultants, Inc. and Alexander’s Inc., dated February 6, 1995 - Incorporated by reference to Exhibit 10(F)(2) to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed March 23, 1995

*

10.11	-

Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re: Alexander’s Retention Agreement - Incorporated by reference to Exhibit 10(F)(2) to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-11954), filed March 24, 1994

*

10.12	-

Management and Development Agreement among Alexander’s Inc. and Vornado Realty Trust, dated as of February 6, 1995 - Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed February 21, 1995

*

10.13**	-

Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997

*

10.14	-

Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado (as Mortgagee) - Incorporated by reference to Exhibit 10.47 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

10.15**	-	Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2005

10.16**	-

Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust - Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

10.17	-

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

*

10.18	-

Registration Rights Agreement, dated January 1, 2002, between Vornado Realty Trust and the holders of the Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

*

10.19	-

Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado, Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

*

10.20**	-

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 001-11954), filed on May 1, 2002

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.21**	-

First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.22**	-

Convertible Units Agreement, dated December 2, 1996, between Vornado Realty Trust and Michael D. Fascitelli – Incorporated by reference to Exhibit E of the Employment Agreement, dated December 2, 1996, between Vornado Realty Trust and Michael D. Fascitelli, filed as Exhibit 10(C)(3) to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11954), filed on March 13, 1997

*

10.23**	-

First Amendment, dated June 7, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.3 to Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.24**	-

Second Amendment, dated October 31, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.4 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.25**	-

2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.7 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.26**	-

First Amendment, dated October 31, 2002, to the 2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.8 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.27**	-

First Amendment, dated October 31, 2002, to the Registration Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.9 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.28**	-

Trust Agreement between Vornado Realty Trust and Chase Manhattan Bank, dated December 2, 1996 - Incorporated by reference to Exhibit 99.10 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.29**	-

First Amendment, dated September 17, 2002, to the Trust Agreement between Vornado Realty Trust and The Chase Manhattan Bank, dated December 2, 1996 - Incorporated by reference to Exhibit 99.11 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.30	-

Registration Rights Agreement, dated as of July 21, 1999, by and between Vornado Realty Trust and the holders of Units listed on Schedule A thereto  – Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-102217), filed on December 26, 2002

*

10.31	-

Form of Registration Rights Agreement between Vornado Realty Trust and the holders of Units listed on Schedule A thereto  – Incorporated by reference to Exhibit 10.3 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-102217), filed on December 26, 2002

*

10.32	-

Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.33	-

59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.34	-

Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.35	-

59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Residential LLC, 731 Commercial LLC and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(2) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.36	-

Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty Trust and Steven Roth dated December 29, 1992 - Incorporated by reference to Exhibit 5 of Interstate Properties’ Schedule 13D/A dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002

*

10.37**	-	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-102216) filed December 26, 2002	*

10.38**	-

First Amended and Restated Promissory Note from Michael D. Fascitelli to Vornado Realty Trust, dated December 17, 2001 – Incorporated by reference to Exhibit 10.59 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.39**	-

Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002– Incorporated by reference to Exhibit 10.60 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.40**	-

Employment Agreement between Vornado Realty Trust and Mitchell Schear, dated April 9, 2003 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003

*

10.41	-

Revolving Credit Agreement, dated as of July 2, 2003 among Vornado Realty L.P., as Borrower, Vornado Realty Trust, as General Partner, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents, Deutsche Bank Trust Company Americas and Fleet National Bank, as Documentation Agents, and JPMorgan Securities Inc. and Bank of America Securities, L.L.C., as Lead Arrangers and Bookrunners - Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003

*

10.42	-

Guaranty of Payment, made as of July 2, 2003, by Vornado Realty Trust, for the benefit of JPMorgan Chase Bank - Incorporated by reference to Exhibit 10.3 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.43	-

Registration Rights Agreement by and between Vornado Realty Trust and Bel Holdings LLC dated as of November 17, 2003 – Incorporated by reference to Exhibit 10.68 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004

*

10.44	-

Registration Rights Agreement, dated as of May 27, 2004, by and between Vornado Realty Trust and 2004 Realty Corp. – Incorporated by reference to Exhibit 10.75 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.45	-

Registration Rights Agreement, dated as of December 17, 2004, by and between Vornado Realty Trust and Montebello Realty Corp. 2002 – Incorporated by reference to Exhibit 10.76 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.46**	-

Form of Stock Option Agreement between the Company and certain employees dated as of February 8, 2005 – Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.47**	-

Form of Restricted Stock Agreement between the Company and certain employees – Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.48**	-

Employment Agreement between Vornado Realty Trust and Sandeep Mathrani, dated February 22, 2005 and effective as of January 1, 2005 – Incorporated by reference to Exhibit 10.76 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*

10.49	-	Contribution Agreement, dated May 12, 2005, by and among Robert Kogod, Vornado Realty L.P. and certain Vornado Realty Trust affiliates.

12	-	Computation of Ratios

21	-	Subsidiaries of Registrant

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

*              Incorporated by reference.

**           Management contract or compensatory agreement.