Form 10-Q
period 2006-03-31
VORNADO REALTY TRUST
filed 2006-05-02
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSON

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer.  See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☒ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

As of March 31, 2006, 141,579,377 of the registrant’s common shares of beneficial interest are outstanding.

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	March 31, 2006	December 31, 2005
ASSETS
Real estate, at cost:
Land	$2,410,650	$2,341,845
Buildings and improvements	8,908,133	8,487,034
Development costs and construction in progress	241,830	235,347
Leasehold improvements and equipment	333,362	326,615
Total	11,893,975	11,390,841
Less accumulated depreciation and amortization	(1,741,996)	(1,666,499)
Real estate, net	10,151,979	9,724,342
Cash and cash equivalents	579,930	294,504
Escrow deposits and restricted cash	203,669	192,619
Marketable securities	331,208	276,146
Investments and advances to partially-owned entities, including Alexander’s of $99,398 and $105,241	968,934	944,023
Investment in Toys “R” Us, including a $76,816 participation in a senior unsecured bank loan bridge facility in each period	474,388	425,830
Due from officers	23,866	23,790
Accounts receivable, net of allowance for doubtful accounts of $16,654 and $16,907	189,821	238,351
Notes and mortgage loans receivable	415,126	363,565
Receivable arising from the straight-lining of rents, net of allowance of $6,732 and $6,051	387,136	375,626
Other assets	603,218	722,441
Assets related to discontinued operations	908	55,926
	$14,330,183	$13,637,163

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes and mortgages payable	$5,241,296	$4,806,168
Senior unsecured notes	1,196,220	948,889
Exchangeable senior debentures	491,000	490,750
Americold Realty Trust revolving credit facility	35	9,076
Accounts payable and accrued expenses	426,467	476,523
Deferred credit	190,238	184,230
Other liabilities	163,175	148,506
Officers compensation payable	53,494	52,020
Liabilities related to discontinued operations	—	1,050
Total liabilities	7,761,925	7,117,212
Minority interest, including unitholders in the Operating Partnership	1,252,323	1,256,441
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 34,122,269 and 34,169,572 shares	832,161	834,527
Common shares of beneficial interest: $.04 par value per share; authorized, 200,000,000 shares; issued and outstanding 141,579,377 and 141,153,430 shares	5,703	5,675
Additional capital	4,264,303	4,243,465
Earnings in excess of distributions	124,845	103,061
	5,227,012	5,186,728
Common shares issued to officer’s trust	(65,753)	(65,753)
Deferred compensation shares earned but not yet delivered	67,564	69,547
Deferred compensation shares issued but not yet earned	(11,478)	(10,418)
Accumulated other comprehensive income	98,590	83,406
Total shareholders’ equity	5,315,935	5,263,510
	$14,330,183	$13,637,163

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For The Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2006	2005

REVENUES:
Property rentals	$368,361	$335,324
Temperature Controlled Logistics	195,850	181,225
Tenant expense reimbursements	61,733	49,806
Fee and other income	21,657	29,829
Total revenues	647,601	596,184
EXPENSES:
Operating	332,129	296,083
Depreciation and amortization	90,606	77,718
General and administrative	45,867	40,661
Total expenses	468,602	414,462
Operating income	178,999	181,722
(Loss) income applicable to Alexander’s	(3,595)	25,386
Income applicable to Toys “R” Us	52,760	—
Income from partially-owned entities	6,051	9,222
Interest and other investment income	22,476	101,198
Interest and debt expense	(104,092)	(77,699)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	548	3,488
Minority interest (expense) income of partially-owned entities	(274)	603
Income from continuing operations	152,873	243,920
Income from discontinued operations	17,186	1,635
Income before allocation to limited partners	170,059	245,555
Minority limited partners’ interest in the Operating Partnership	(15,874)	(27,195)
Perpetual preferred unit distributions of the Operating Partnership	(4,973)	(18,541)
Net income	149,212	199,819
Preferred share dividends	(14,407)	(12,386)
NET INCOME applicable to common shares	$134,805	$187,433

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$0.84	$1.45
Income from discontinued operations	0.12	0.01
Net income per common share	$0.96	$1.46

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$0.79	$1.38
Income from discontinued operations	0.12	0.01
Net income per common share	$0.91	$1.39

DIVIDENDS PER COMMON SHARE	$0.80	$0.76

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Three Months Ended March 31,
(Amounts in thousands)	2006	2005

Cash Flows from Operating Activities:
Net income	$149,212	$199,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	94,181	81,410
Equity in income of partially-owned entities, including Alexander’s and Toys “R” Us	(55,216)	(34,608)
Net gain on sale of real estate	(16,160)	—
Minority limited partners’ interest in the Operating Partnership	15,874	27,195
Straight-lining of rental income	(12,564)	(11,405)
Perpetual preferred unit distributions of the Operating Partnership	4,973	16,341
Net gain from derivative positions, including Sears Holdings, McDonalds and GMH	(3,953)	(83,815)
Amortization of below market leases, net	(4,808)	(2,229)
Net gain on dispositions of wholly-owned and partially-owned assets other than depreciable real estate	(548)	(3,488)
Minority interest of partially-owned entities	274	(603)
Write-off of issuance costs of preferred units redeemed	—	2,200
Distributions of income from partially-owned entities	8,286	6,201
Changes in operating assets and liabilities:
Accounts receivable, net	48,530	10,179
Accounts payable and accrued expenses	(44,238)	(18,064)
Other assets	(5,935)	(66,428)
Other liabilities	12,561	11,318
Net cash provided by operating activities	190,469	134,023
Cash Flows from Investing Activities:
Acquisitions of real estate and other	(148,330)	(8,135)
Proceeds received on settlement of derivatives (primarily Sears Holdings)	135,028	—
Proceeds from sale of real estate	71,887	1,980
Investments in notes and mortgage loans receivable	(57,535)	(152,000)
Development costs and construction in progress	(58,033)	(32,404)
Purchases of marketable securities	(46,475)	(52,322)
Additions to real estate	(41,574)	(1,744)
Investments in partially-owned entities	(22,879)	(112,066)
Cash restricted, primarily mortgage escrows	(11,050)	42,257
Proceeds received upon repayment of notes and mortgage loans receivable	5,632	274,711
Proceeds from sale of securities available for sale	5,392	29,468
Distributions of capital from partially-owned entities	2,542	3,406
Deposits in connection with real estate acquisitions	327	—
Net cash used in investing activities	(165,068)	(6,849)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(unaudited)

	For The Three Months Ended March 31,
(Amounts in thousands)	2006	2005

Cash Flows from Financing Activities:
Proceeds from borrowings	605,298	715,000
Repayments of borrowings	(195,845)	(139,345)
Dividends paid on common shares	(113,024)	(103,747)
Distributions to minority partners	(17,725)	(32,473)
Dividends paid on preferred shares	(14,446)	(5,206)
Debt issuance costs	(7,542)	—
Exercise of share options	3,309	8,645
Redemption of perpetual preferred shares and units	—	(195,000)
Net cash provided by financing activities	260,025	247,874
Net increase in cash and cash equivalents	285,426	375,048
Cash and cash equivalents at beginning of period	294,504	599,282
Cash and cash equivalents at end of period	$579,930	$974,330

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $3,698 and $3,048)	$90,404	$69,682

Non-Cash Transactions:
Financing assumed in acquisitions	$253,172	$15,600
Conversion of Class A Operating Partnership units to common shares	12,172	83,966
Unrealized net gain on securities available for sale	12,312	14,914

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Organization

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  All references to “our,” “we,” “us,” “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries.  We are the sole general partner of, and owned approximately 89.6% of the common limited partnership interest in, the Operating Partnership at March 31, 2006.

2.     Basis of Presentation

The accompanying consolidated financial statements are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of Vornado and its majority-owned subsidiary, the Operating Partnership, as well as certain partially-owned entities in which we own (i) more than 50% unless a partner has shared board and management representation and authority and substantive participation rights on all significant business decisions or (ii) 50% or less when we are considered the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) – Consolidation of Variable Interest Entities (“FIN 46R”).  In addition, we consider Emerging Issues Task Force (“EITF”) Issue No. 04-05 in determining whether our investments in limited partnerships, in which the Company is a general partner, should be consolidated.  All significant intercompany amounts have been eliminated.  Equity interests in partially-owned entities are accounted for under the equity method of accounting when they do not meet the criteria for consolidation and our ownership interest is greater than 20%.  When partially-owned investments are in partnership form, the 20% threshold for equity method accounting is generally reduced to 3% to 5%, based on our ability to influence the operating and financial policies of the partnership.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities.  Investments in partially-owned entities that do not meet the criteria for consolidation or for equity method accounting are accounted for on the cost method.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain prior year balances related to discontinued operations have been reclassified in order to conform to current year presentation.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

3.       Recently Issued Accounting Literature

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R replaces SFAS No. 123 and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued.  We adopted SFAS No. 123R on the modified prospective method on January 1, 2006.  This adoption did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so.  SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We adopted SFAS No. 154 on January 1, 2006.  This adoption had no effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB No. 133 and 140.  The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140.   SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract.  This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period.  This statement is effective in fiscal years beginning after September 15, 2006.  We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

4.       Acquisitions and Dispositions

Acquisitions:

San Francisco Bay Area Properties

On January 10, 2006, we acquired four properties consisting of 189,000 square feet of retail and office space in the San Francisco Bay area for approximately $72,000,000 in cash, including closing costs.  We consolidate the accounts of these properties into our financial position and results of operations from the date of acquisition.

Springfield Mall

On January 31, 2006, we closed on an option to purchase the 1.4 million square foot Springfield Mall which is located on 79 acres at the intersection of Interstate 95 and Franconia Road in Springfield, Fairfax County, Virginia, and is anchored by Macy’s, and J.C. Penney and Target, who own their stores aggregating 389,000 square feet.  The purchase price for the option was $35,600,000, of which we paid $14,000,000 in cash at closing and the remainder of $21,600,000 will be paid in installments over four years. We intend to redevelop, reposition and re-tenant the mall and have committed to spend $25,000,000 in capital expenditures over a six-year period from the closing of the option agreement.  The option becomes exercisable upon the passing of one of the existing principals of the selling entity and may be deferred at our election through November 2012.  Upon exercise of the option, we will pay $80,000,000 to acquire the mall, subject to the existing mortgage of $180,000,000, which will be amortized to $149,000,000 at maturity in 2013.  Upon closing of the option on January 31, 2006, we acquired effective control of the mall, including management of the mall and right to the mall’s net cash flow.  Accordingly, we consolidate the accounts of the mall into our financial position and results of operations pursuant to the provisions of FIN 46R.  We have a 2.5% minority partner in this transaction.

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

San Jose, California Ground-up Development

On March 29, 2006, a joint venture, in which we have a 45% equity interest and are a co-managing partner, acquired 55 acres of land in San Jose, California for approximately $59,600,000, including closing costs.  The purchase price was funded with $20,643,000 of cash contributed by the partners, of which our share was $9,289,000, and $38,957,000 drawn on a $117,000,000 acquisition/construction loan.  The remainder of the loan will be used to fund the development of a 635,000 square foot retail center on the site.  As of March 31, 2006, $42,656,000 was outstanding under the loan, which bears interest at LIBOR plus 1.75% (7.08% at March 31, 2006) and matures in March 2009 with a one-year extension option.  We account for this investment on the equity method.

1925 K Street

On April 13, 2006, we acquired the 92.65% interest that we did not already own of 1925 K Street, a 150,000 square foot office building located in the Central Business District of Washington, DC.  The purchase price for the 92.65% interest was $52,800,000, consisting of $34,600,000 in cash and $18,200,000 of existing mortgage debt.   Mitchell N. Schear, President of our Washington, DC Office division, received $3,675,000 for his share of the proceeds as a partner of the selling entity.  We plan to redevelop this property into a 225,000 square foot Class A office building at a cost of approximately $80,000,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

4.    Acquisitions and Dispositions - continued

Other

In addition to the acquisitions described above, during 2006 we completed $98,250,000 of other real estate acquisitions, comprised of $83,750,000 in cash and $14,500,000 of existing mortgage debt as follows:

(Amounts in thousands)	Amount	Segment
West 57th Street, New York, NY (50% interest)	$26,250	Office
3040 M Street, Washington, DC	36,400	Retail
Tonnelle Avenue Land (40 acres), North Bergen, New Jersey	24,500	Retail
122-124 Spring Street, New York, NY	11,100	Retail
	$98,250

Dispositions:

33 North Dearborn Street

On March 14, 2006, we sold 33 North Dearborn Street, a 336,000 square foot office building located in Chicago, Illinois, for $46,000,000, which resulted in a net gain on sale of $4,835,000.  All of the proceeds from the sale were used to fund a portion of the purchase price of the San Francisco Bay area properties (see Acquisitions above) pursuant to Section 1031.

424 Sixth Avenue

On March 13, 2006, we sold 424 Sixth Avenue, a 10,000 square foot retail property located in New York City, for $22,000,000, which resulted in a net gain on sale of $9,218,000.

5.       Derivative Instruments and Marketable Securities

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

In July 2005, we acquired an aggregate of 858,000 common shares of McDonalds for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on our consolidated balance sheet and are classified as “available for sale.”  Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of our consolidated balance sheet and not recognized in income.  At March 31, 2006, based on McDonalds’ closing stock price of $34.36 per share, $4,134,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

During 2005, we acquired an economic interest in an additional 14,565,000 McDonalds common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares.  These call and put options have an initial weighted-average strike price of $32.66 per share, or an aggregate of $475,692,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares.  The options provide us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statement of income.  In the first quarter of 2006, we sold 2,119,500 of the option shares in the derivative position at a weighted average sales price of $35.49.  During the three months ended March 31, 2006, we recognized a net gain of $6,300,000, comprised of (i) $7,965,000 from the mark-to-market of the remaining options, based on McDonalds’ March 31, 2006 closing share price of $34.36 and the December 31, 2005 closing share price of $33.72, (ii) $3,754,000 from the option shares sold and settled during the quarter, partially offset by, (iii) $5,419,000 of expense resulting from the increase in strike price for the LIBOR charge.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

5.       Derivative Instruments and Marketable Securities - continued

Investment in Sears, Roebuck and Co. (“Sears”)

In August and September 2004, we acquired an economic interest in 7,916,900 Sears common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on Sears common shares.  These call and put options had an initial weighted-average strike price of $39.82 per share, or an aggregate of $315,250,000, expire in April 2006 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points and is credited for the dividends received on the shares.  The options provide us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statement of income.

On March 30, 2005, as a result of the merger between Sears and Kmart and pursuant to the terms of the contract, our derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings, Inc. (“Sears Holdings”) (NYSE: SHLD) valued at $323,936,000 based on the then closing share price of $130.00 and $146,663,000 of cash.  As a result, we recognized a net gain of $58,443,000 based on the fair value of the derivative position on March 30, 2005.  In 2005 we sold 402,660 of the option shares at a weighted average sales price of $124.44 per share.  In the first quarter of 2006, we sold the remaining 2,089,159 option shares at a weighted average sales price of $125.43 and the entire derivative position was settled.  In the three months ended March 31, 2006, we recognized a net gain of $18,611,000, comprised of $20,673,000 from the remaining option shares sold, partially offset by, $2,062,000 of expense resulting from the increase in strike price for the LIBOR charge.

Our aggregate net gain realized from inception of this investment through March 31, 2006 was $142,877,000.

Sears Canada, Inc. (“Sears Canada”)

As of March 31, 2006, we owned 7,500,000 common shares of Sears Canada with an adjusted cost basis of $62,178,000, or $8.29 per share. At March 31, 2006, based on Sears Canada’s closing share price of $15.49, $53,987,000 of unrealized appreciation was included in “accumulated other comprehensive income” on our consolidated balance sheet.

On April 3, 2006, we tendered all of our Sears Canada shares to Sears Holdings, at the tender price of $15.68 per share, which resulted in a net gain of $55,438,000 in the second quarter of 2006.  Together with income recognized in the fourth quarter of 2005 that resulted from a Sears Canada special dividend, the aggregate net gain on our investment was $78,323,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.       Investments in Partially-Owned Entities

The carrying amount of our investments in partially-owned entities and income recognized from such investments are as follows:

Investments:

(Amounts in thousands)	March 31, 2006	December 31, 2005
Toys “R” Us, Inc. (“Toys”) (see page 16)	$474,388	$425,830

H Street Building Corporation (“H Street”) non-consolidated subsidiaries (1)	$196,554	$196,563
Newkirk Master Limited Partnership (“Newkirk MLP”)	173,928	172,488
Beverly Connection (2)	101,542	103,251
Alexander’s Inc. (“Alexander’s”) (see page 17)	99,398	105,241
GMH Communities L.P (“GMH”) (3).	88,274	90,103
Rosslyn Plaza	64,058	63,414
Dune Capital L.P	51,377	51,351
Partially-Owned Office Buildings	57,195	36,691
478-486 Broadway	36,562	36,084
Other	100,046	88,837
	$968,934	$944,023

Equity in Net Income (Loss):

	For The Three Months Ended March 31,
(Amounts in thousands)	2006	2005
Toys:
32.9% share of equity in net income	$49,275	$—
Interest and other income	3,485	—
	$52,760	$—
Alexander’s:
33% share of:
Equity in net income before net gain on sale of condominiums and stock appreciation rights compensation expense	$4,143	$4,774
Net gain on sale of condominiums	1,858	20,633
Stock appreciation rights compensation expense	(12,395)	(7,433)
Equity in net (loss) income	(6,394)	17,974
Management and leasing fees	2,588	1,777
Development and guarantee fees	211	3,261
Interest income	—	2,374
	$(3,595)	$25,386
Beverly Connection:
50% share of equity in net loss	$(3,967)	$—
Interest and fee income	2,932	—
	(1,035)	—
Newkirk MLP:
15.8% share of equity in net income	4,158	5,810
Interest and other income	45	658
	4,203	6,468

Partially-Owned Office Buildings	1,310	720

Other	1,573	2,034
	$6,051	$9,222

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.       Investments in Partially-Owned Entities - continued

Notes to preceding tabular information:

(Amounts in thousands)

(1)          Two entities contesting our acquisition of H Street have impeded access to their financial information and accordingly, we cannot record our pro rata share of their earnings or disclose our pro rata share of their outstanding debt in the accompanying consolidated financial statements.

(2)          On March 5, 2005, we acquired a 50% interest in a venture that owns Beverly Connection, a two-level urban shopping center, containing 322,000 square feet, located in Los Angeles, California for $10,700,000 in cash.  We also provided the venture with a $59,500,000 first mortgage loan which bore interest at 10% through its scheduled maturity in February 2006 and $35,000,000 of preferred equity yielding 13.5% for up to a three-year term, which is subordinate to $37,200,000 of other preferred equity and debt.  On February 11, 2006, $35,000,000 of our loan to the venture was converted to additional preferred equity on the same terms as our existing preferred equity.  The balance of the loan of $24,500,000 was extended to June 12, 2006 and bears interest at 10%.  The venture is redeveloping the existing retail and plans, subject to governmental approvals, to develop residential condominiums and assisted living facilities.

(3)          We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K or 10-Q prior to the time that GCT files its financial statements.  On March 31, 2006, GMH disclosed that it expects to restate its prior period earnings and delay the filing of its annual report on Form 10-K for the year ended December 31, 2005 until May 15, 2006.  Accordingly, we have not recognized any income or loss related to GMH’s fourth quarter of 2005 in our income from partially-owned entities for the quarter ended March 31, 2006.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.             Investments in Partially-Owned Entities - continued

Below is a summary of the debt of partially-owned entities as of March 31, 2006 and December 31, 2005, none of which is guaranteed by us.

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	March 31, 2006	December 31, 2005

Toys (32.9% interest):
$1.3 billion senior credit facility, due 2008, LIBOR plus 3.00% (7.39% at March 31, 2006)	$1,300,000	$—
$1.0 billion senior facility, due 2006-2011, LIBOR plus 1.50% (5.72% at March 31, 2006)	1,008,000	1,035,000
$1.9 billion bridge loan, due 2012, LIBOR plus 5.25% (9.86% at March 31, 2006)	973,000	1,900,000
$2.0 billion credit facility, due 2010, LIBOR plus 1.75%-3.75%	—	1,160,000
Mortgage loan, due 2007, LIBOR plus 1.30%, (5.77% at March 31, 2006)	800,000	800,000
7.625% bonds, due 2011 (Face value – $500,000)	474,000	475,000
7.875% senior notes, due 2013 (Face value – $400,000)	367,000	366,000
7.375% senior notes, due 2018 (Face value – $400,000)	326,000	324,000
6.875% bonds, due 2006 (Face value – $250,000)	251,000	253,000
8.750% debentures, due 2021 (Face value – $200,000)	193,000	193,000
Note at an effective cost of 2.23% due in semi-annual installments through 2008	81,000	82,000
Other	12,000	32,000

Alexander’s (33% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable without penalty)	400,000	400,000
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty)	320,000	320,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	209,657	210,539
Rego Park mortgage note payable, due in June 2009, with interest at 7.25% (prepayable without penalty after March 2009)	80,714	80,926
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000

Newkirk MLP (15.8% interest):
Portion of first mortgages collateralized by the partnership’s real estate, due from 2006 to 2024, with a weighted average interest rate of 6.41% at March 31, 2006 (various prepayment terms)	779,499	742,879

GMH Communities L.P. (11.3% interest):
Mortgage notes payable, collateralized by 47 properties, due from 2007 to 2015, with a weighted average interest rate of 5.01% at December 31, 2005 (various prepayment terms) (see page 17)	688,412	688,412

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.             Investments in Partially-Owned Entities - continued

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	March 31, 2006	December 31, 2005
Partially-Owned Office Buildings:
Kaempfer Properties (2.5% to 7.5 % interests in four partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2031, with a weighted average interest rate of 6.66% at March 31, 2006 (various prepayment terms)	166,111	166,460
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	65,978	66,235
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	22,405	22,484
Rosslyn Plaza (46% interest) mortgage note payable, due in November 2007, with interest at 7.28% (prepayable without penalty)	57,940	58,120
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	—

Verde LLC & Verde Realty Master Limited Partnership (5.8% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2006 to 2029, with a weighted average interest rate of 5.86% at March 31, 2006 (various prepayment terms)	248,262	176,345

Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable with yield maintenance)	165,000	165,000

Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2006 to 2015, with a weighted average interest rate of 5.08% at March 31, 2006 (various prepayment terms)	159,573	159,573

San Jose, California Ground-up Development (45% interest) construction loan, due in March 2009, with a one-year extension option and interest at 7.08% (LIBOR plus 1.75%)	42,656	—

Beverly Connection (50% interest) mezzanine loans payable, due in June 2006 and February 2008, with a weighted average interest rate of 12.3%, $24,503 of which is due to Vornado (prepayable with yield maintenance)	104,004	69,003

TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2008 to 2012, with a weighted average interest rate of 8.50% at March 31, 2006 (various prepayment terms)	42,604	40,239

478-486 Broadway (50% interest) mortgage note payable, due October 2007, with interest at 7.75% (LIBOR plus 3.15%) (prepayable with yield maintenance)	20,000	20,000

Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	14,991	15,067

Orleans Hubbard Garage (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,407	9,455

Other	24,233	24,426

Based on our ownership interest in the partially-owned entities above, our pro rata share of the debt of these partially-owned entities was $2,764,785,000 and $3,002,346,000 as of March 31, 2006 and December 31, 2005, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.       Investments in Partially-Owned Entities - continued

Toys

On July 21, 2005, a joint venture owned equally by us, Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys for $26.75 per share in cash or approximately $6.6 billion.  In connection therewith, we invested $428,000,000 of the $1.3 billion of equity in the venture, consisting of $407,000,000 in cash and $21,000,000 in Toys common shares held by us.  This investment is accounted for under the equity method of accounting.

On January 9, 2006, Toys announced plans and is in the process of closing 87 Toys “R” Us stores in the United States, of which twelve stores will be converted into Babies “R” Us stores, five leased properties are expiring and one has been sold.  We are handling the leasing and disposition of the real estate of the remaining 69 stores.

As a result of the store-closing program, Toys will incur restructuring and other charges aggregating approximately $149,000,000 before tax, which includes $43,000,000 for the cost of liquidating the inventory.  Of this amount, $94,000,000 was recognized in Toys’ fourth quarter ending January 28, 2006 and $55,000,000 will be recorded in Toys’ first quarter ending April 29, 2006.  Our 32.9% share of the $149,000,000 charge is $49,000,000, of which $33,000,000 had no income statement effect as a result of purchase price accounting and the remaining portion relating to the cost of liquidating inventory of approximately $10,000,000 after-tax, was recognized as an expense as part of our equity in Toys’ net income in the first quarter of 2006 discussed below.

The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.9% share of Toys net income or loss on a one-quarter lag basis.  Accordingly, we recognized $49,275,000 for our share of Toys’ fourth quarter net income in our first quarter of 2006.  In addition, we recognized $2,656,000 of interest income for our share of Toys’ senior unsecured bridge loan and $829,000 of management fees, which together with our share of Toys’ fourth quarter net income aggregated $52,760,000.

The unaudited information set forth below presents our pro forma condensed consolidated statement of income for the three months ended March 31, 2005 (including Toys’ results for the three months ended January 29, 2005) as if the above transaction occurred on February 1, 2004.   The unaudited pro forma information below is not necessarily indicative of what our actual results would have been had the Toys transaction been consummated on February 1, 2004, nor does it represent the results of operations for any future periods.  In our opinion, all adjustments necessary to reflect this transaction have been made.

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	Actual	Pro Forma
	2006	2005
Revenues	$647,601	$596,184
Income before allocation to limited partners	$170,059	$310,632
Minority limited partners’ interest in the Operating Partnership	(15,874)	(35,330)
Perpetual preferred unit distributions of the Operating Partnership	(4,973)	(18,541)
Net income	149,212	256,761
Preferred share dividends	(14,407)	(12,386)
Net income applicable to common shares	$134,805	$244,375
Net income per common share – basic	$0.96	$1.90
Net income per common share – diluted	$0.91	$1.81

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.       Investments in Partially-Owned Entities - continued

Alexander’s

We own 33% of the outstanding common stock of Alexander’s at March 31, 2006.  We manage, lease and develop Alexander’s properties pursuant to agreements, which expire in March of each year and are automatically renewable.  In addition, we provide property management services for the common area of 731 Lexington Avenue for an annual fee of $214,000, escalating at 3% per annum.

The residential space at Alexander’s 731 Lexington Avenue property is comprised of 105 condominium units.  As of March 31, 2006, 102 of the condominium units have been sold and closed.  In connection therewith, we recognized income of $1,858,000 in the three months ended March 31, 2006, comprised of (i) our $1,653,000 share of Alexander’s after-tax net gain, using the percentage-of-completion method and (ii) $205,000 of income we had previously deferred.

At March 31, 2006, Alexander’s owed to us $33,374,000 for fees under the above agreements.

GMH

As of March 31, 2006, we own 7,337,857 limited partnership units (which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), a real estate investment trust that conducts its business through GMH and of which it is the sole general partner), or 11.3% of the limited partnership interest of GMH.  We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K or 10-Q prior to the time that GCT files its financial statements.  On March 31, 2006, GMH disclosed that it expects to restate its prior period earnings and delay the filing of its annual report on Form 10-K for the year ended December 31, 2005 until May 15, 2006.  Accordingly, we have not recognized any income or loss related to GMH’s fourth quarter of 2005 in our income from partially-owned entities for the quarter ended March 31, 2006.

In addition to the above, we hold warrants to purchase an additional 6,085,180 limited partnership units of GMH or common shares of GCT at a price of $8.22 per unit or share through May 2, 2006.  Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statement of income.  In the three months ended March 31, 2006, we recognized a loss of $20,475,000 from the mark-to-market of these warrants, which we valued using a trinomial option pricing model, based on GCT’s March 31, 2006 closing share price of $11.64 and the December 31, 2005 closing share price of $15.51.

On May 2, 2006, the date the warrants expire, we will receive GCT common shares equal to the excess of GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006 and the $8.22 exercise price, divided by GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006, then multiplied by 6,085,180 warrants.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.       Notes and Mortgage Loans Receivable

Equinox Loan

On February 10, 2006 we acquired a 50% interest in a $115,000,000 note issued by Related Equinox Holdings II, LLC (the “Note”), for $57,500,000 in cash.  The Note is secured by a pledge of the stock of Related Equinox Holdings II.  Related Equinox Holdings II owns Equinox Holdings which in turn owns all of the assets and obligations, including the clubs, operated under the Equinox brand.  The Note is junior to a $50,000,000 (undrawn) revolving loan and $280,000,000 of senior unsecured obligations.  The Note is senior to $125,000,000 of cash equity contributed by third parties for their acquisition of the Equinox fitness club business.  The Note matures on February 15, 2013 and bears interest at 14% through February 15, 2011, increasing by 3% per annum through maturity.  The Note is prepayable at any time after February 15, 2009.

8.       Identified Intangible Assets, Intangible Liabilities and Goodwill

The following summarizes our identified intangible assets, intangible liabilities (deferred credit) and goodwill as of March 31, 2006 and December 31, 2005.

(Amounts in thousands)	March 31, 2006	December 31, 2005

Identified intangible assets (included in other assets):
Gross amount	$273,137	$266,965
Accumulated amortization	(77,095)	(74,541)
Net	$196,042	$192,424

Goodwill (included in other assets):
Gross amount	$10,384	$11,122

Identified intangible liabilities (included in deferred credit):
Gross amount	$228,771	$217,807
Accumulated amortization	(71,611)	(66,892)
Net	$157,160	$150,915

Amortization of acquired below market leases, net of acquired above market leases (a component of rental income) was $4,808,000 and $2,229,000 for the three months ended March 31, 2006 and 2005, respectively.  The estimated annual amortization of acquired below market leases, net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)

2007	$11,061
2008	10,315
2009	8,841
2010	7,101
2011	7,356

The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)

2007	$17,312
2008	16,337
2009	15,782
2010	15,249
2011	13,983

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9.       Debt

The following is a summary of our debt:

		Interest Rate
		as of	Balance as of
(Amounts in thousands)	Maturity	March 31, 2006	March 31, 2006	December 31, 2005
Notes and Mortgages Payable:
Fixed Interest:
Office:
New York:
888 Seventh Avenue	01/16	5.71%	$318,554	$318,554
770 Broadway (1)	03/16	5.65%	353,000	--
Two Penn Plaza	02/11	4.97%	299,554	300,000
909 Third Avenue	04/15	5.64%	222,446	223,193
Eleven Penn Plaza	12/14	5.20%	215,985	216,795
866 UN Plaza	05/07	8.39%	46,518	46,854
Washington, DC:
Crystal Park 1-5 (2)	04/06-08/13	6.66-7.08%	248,053	249,212
Crystal Gateway 1-4, Crystal Square 5	07/12-01/25	6.75-7.09%	209,993	210,849
Crystal Square 2, 3 and 4	10/10-11/14	6.82-7.08%	138,325	138,990
Warner Building (3)	05/10	5.08%	136,094	137,236
Skyline Place	8/06-12/09	6.60-6.87%	127,767	128,732
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th, 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	92,437	92,862
Courthouse Plaza 1 and 2	01/08	7.05%	75,591	75,970
Crystal Gateway N., Arlington Plaza and 1919 S. Eads	11/07	6.77%	68,475	68,835
One Skyline Tower	06/08	7.12%	62,425	62,724
Crystal Malls 1-4	12/11	6.91%	47,631	49,214
1750 Pennsylvania Avenue	06/12	7.26%	48,212	48,358
Retail:
Cross-collateralized mortgages payable on 42 shopping centers	03/10	7.93%	468,212	469,842
Green Acres Mall	02/08	6.75%	142,520	143,250
Broadway Mall	06/13	6.42%	94,472	94,783
Westbury Retail Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	64,300	64,589
Montehiedra Town Center	05/07	8.23%	56,836	57,095
Forest Plaza	05/09	4.00%	19,876	20,094
Rockville Town Center	12/10	5.52%	15,126	15,207
Lodi Shopping Center	06/14	5.12%	11,799	11,890
386 West Broadway	05/13	5.09%	4,916	4,951
Springfield Mall	04/13	5.45%	198,018	—
Springfield Mall (present value of purchase option)	11/12	5.45%	73,924	—
Merchandise Mart:
Boston Design Center	09/15	5.02%	72,000	72,000
Washington Design Center	11/11	6.95%	46,774	46,932
Market Square	07/11	7.95%	43,201	43,781
Furniture Plaza	02/13	5.23%	42,639	43,027
Other	10/10-06/13	7.52-7.71%	17,751	17,831
Temperature Controlled Logistics:
Cross-collateralized mortgages payable on 56 properties	05/08	6.89%	464,424	469,903
Other:
Industrial Warehouses	10/11	6.95%	47,639	47,803
Total Fixed Interest Notes and Mortgages Payable		6.35%	4,768,487	4,164,356

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9.       Debt - continued

			Interest Rate
			as of	Balance as of
(Amounts in thousands)	Maturity	Spread over LIBOR	March 31, 2006	March 31, 2006	December 31, 2005
Notes and Mortgages Payable:
Variable Interest:
Office:
New York:
770 Broadway (1)	N/A	N/A	N/A	$—	$170,000
Washington, DC:
Bowen Building	03/07	L+150	6.25%	62,099	62,099
Commerce Executive III, IV and V	07/06	L+150	6.13%	32,589	32,690
Commerce Executive III, IV and V B	07/06	L+85	5.48%	18,433	18,433
Warner Building $32 million line of credit (3)	05/10	L+75	5.38%	12,768	12,717

Temperature Controlled Logistics:
Cross-collateralized mortgages payable on 27 properties	04/09	L+295	7.70%	243,958	245,208

Other:
220 Central Park South	08/06	L+350	8.33%	92,567	90,732
Other	09/06		6.73%	10,395	9,933

Total Variable Interest Notes and Mortgages Payable			7.31%	472,809	641,812
Total Notes and Mortgages Payable			6.44%	$5,241,296	$4,806,168

Senior Unsecured Notes:
Senior unsecured notes due 2007 at fair value (accreted carrying amount of $499,786 and $499,643)	06/07	L+77	5.76%	$496,969	$499,445
Senior unsecured notes due 2009	08/09		4.50%	249,653	249,628
Senior unsecured notes due 2010	12/10		4.75%	199,825	199,816
Senior unsecured notes due 2011 (4)	02/11		5.60%	249,773	—
Total senior unsecured notes			5.29%	$1,196,220	$948,889

Exchangeable senior debentures due 2025	04/25		3.88%	$491,000	$490,750

$600 million unsecured revolving credit facility ($18,955 reserved for outstanding letters of credit) (5)	07/06			$—	$—

Americold $30 million secured revolving credit facility ($17,000 reserved for outstanding letters of credit)	10/08	Prime	7.75%	$35	$9,076

(1) On February 9, 2006, we completed a $353,000 refinancing of our 770 Broadway property.  The loan bears interest at 5.65% and matures in March 2016.  We retained net proceeds of $173,000 after repaying the existing floating rate loan on the property and closing costs.

(2) On April 3, 2006 we repaid the $43,496 balance of the Crystal Park 5 mortgage.

(3) On April 20, 2006, we committed to repay the existing debt on the Warner Building of $148,862 in anticipation of a 10-year refinancing of approximately $295,000, which we expect to complete in May 2006. We will incur a prepayment penalty of approximately $10,000, which under “purchase accounting” has been capitalized as part of the purchase price of the building, and accordingly, will not result in an expense on our consolidated statement of income.

(4) On February 16, 2006, we completed a public offering of $250,000 aggregate principal amount of 5.6% senior unsecured notes due February 15, 2011.  Interest on the notes is payable semi-annually on February 15 and August 15, commencing August 16, 2006.  The notes were priced at 99.906% of their face amount to yield 5.622%.

(5) We are in the process of negotiating a new $1.0 billion unsecured revolving credit facility to replace the Company’s existing $600 million facility, which expires in July 2006.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

10.    Fee and Other Income

The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For The Three Months Ended March 31,
	2006	2005
Tenant cleaning fees	$8,142	$7,617
Management and leasing fees	2,648	3,816
Lease termination fees	4,482	14,301
Other income	6,385	4,095
	$21,657	$29,829

Fee and other income above include management fee income from Interstate Properties, a related party, of $188,000 and $183,000 in the three months ended March 31, 2006 and 2005.  The above table excludes fee income from partially-owned entities, which is included in income from partially-owned entities (see Note 6 – Investments in Partially-Owned Entities).

11.    Discontinued Operations

Assets and liabilities related to discontinued operations at March 31, 2006 and December 31, 2005, consist primarily of the net book value of real estate of properties available for sale.  Such properties include our retail property in Vineland, New Jersey, 33 North Dearborn Street in Chicago, Illinois and 424 Sixth Avenue in New York City.

The combined results of operations of the assets related to discontinued operations for the three months ended March 31, 2006 and 2005 include the operating results of Vineland, New Jersey; 33 North Dearborn Street in Chicago, Illinois, which was sold on March 14, 2006; and 424 Sixth Avenue in New York City, which was sold on March 13, 2006.

(Amounts in thousands)	For The Three Months Ended March 31,
	2006	2005
Revenues	$1,863	$4,485
Expenses	837	2,850
Net income	1,026	1,635
Net gain on sale of 33 North Dearborn Street	4,835	—
Net gain on sale of 424 Sixth Avenue	9,218	—
Net gain on disposition of other real estate	2,107	—
Income from discontinued operations	$17,186	$1,635

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

12.    Income Per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of (i) basic income per common share - which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income per common share - which includes the weighted average common shares and potentially dilutive share equivalents.  Potentially dilutive share equivalents include our Series A convertible preferred shares, employee stock options and restricted share awards, exchangeable senior debentures due 2025 as well as Operating Partnership convertible preferred units.

(Amounts in thousands, except per share amounts)	For The Three Months Ended March 31,
	2006	2005

Numerator:
Income from continuing operations after minority interest in the Operating Partnership	$132,026	$198,184
Income from discontinued operations	17,186	1,635
Net income	149,212	199,819
Preferred share dividends	(14,407)	(12,386)

Numerator for basic income per share – net income applicable to common shares	134,805	187,433
Impact of assumed conversions:
Series A convertible preferred share dividends	191	255
Numerator for diluted income per share – net income applicable to common shares	$134,996	$187,688

Denominator:
Denominator for basic income per share – weighted average shares	141,150	128,313
Effect of dilutive securities:
Employee stock options and restricted share awards	7,488	6,571
Series A convertible preferred shares	326	435
Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	148,964	135,319

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$0.84	$1.45
Income from discontinued operations	0.12	0.01
Net income per common share	$0.96	$1.46

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$0.79	$1.38
Income from discontinued operations	0.12	0.01
Net income per common share	$0.91	$1.39

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

13.       Comprehensive Income

	For The Three Months Ended March 31,
(Amounts in thousands)	2006	2005
Net income	$149,212	$199,819
Other comprehensive income (loss)	15,184	(5,890)
Comprehensive income	$164,396	$193,929

Accumulated other comprehensive income as of March 31, 2006 and December 31, 2005 substantially all relates to income from the mark-to-market of marketable equity securities classified as available-for-sale.

14.       Stock-based Compensation

On January 1, 2003, we began to expense the fair value of stock-based compensation awards granted subsequent to January 1 2003, over the applicable vesting period as a component of general and administrative expenses on our consolidated statements of income.  In the three months ended March 31, 2006 and 2005, we recognized $1,363,000 and $1,477,000 of stock-based compensation expense, respectively.

For stock-based compensation awards granted prior to 2003, we used the intrinsic value method of accounting.  Under this method, no stock-based compensation expense was recognized, as the exercise price equaled the closing share price of our stock on the date of each grant.  Because stock option awards granted prior to 2003 vested over a three-year term, the resulting compensation cost based on the fair value of the awards on the date of grant, on a pro forma basis would have been expensed during 2003, 2004 and 2005.  Accordingly, our net income applicable to common shares would remain the same on a pro forma basis for the quarter ended March 31, 2006, and would have been reduced by $76,000 for the quarter ended March 31, 2005, with no change in basic or diluted net income per share.

Amendment to 2002 Omnibus Share Plan

On March 17, 2006, our Board of Trustees (the “Board”) approved an amendment to our 2002 Omnibus Share Plan (the “Plan”) to permit the Compensation Committee of the Board (the “Compensation Committee”) to grant awards in the form of limited partnership units (“OP Units”) of the Operating Partnership. OP Units can be granted either as free-standing awards or in tandem with other awards under the Plan.

2006 Out-Performance Plan

On March 17, 2006, the Board approved the terms of the Vornado Realty Trust 2006 Out-Performance Plan (the “2006 Out-Performance Plan”), a long-term incentive compensation program. The purpose of the 2006 Out-Performance Plan is to further align the interests of our shareholders and management by encouraging our senior officers and employees to create shareholder value in a “pay-for-performance” structure.

Under the 2006 Out-Performance Plan, award recipients will share in a performance pool if our total return to shareholders over the three-year period from March 15, 2006 through March 14, 2009 exceeds a cumulative 30%, including both share appreciation and dividends paid, from a price per share of $89.17 (the average closing price per common share for the 30 trading days prior to March 15, 2006).  The size of the pool will be 10% of the out-performance return amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $100,000,000.   A portion of the performance pool can be earned after the first and second years, up to a cumulative maximum of $20,000,000 and $40,000,000, respectively, based on a minimum total return to shareholders benchmark of 10% and 20%, respectively.  In the event the potential performance pool reaches the $20,000,000 dilution cap before March 14, 2007, the $40,000,000 dilution cap before March 14, 2008, or the $100,000,000 dilution cap before March 14, 2009, and remains at the applicable level or higher for 30 consecutive days, the applicable performance period will end early and the applicable pool will be established on the last day of such 30-day period.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

14.       Stock-based Compensation - continued

On April 25, 2006, our Compensation Committee approved the 2006 Out-Performance Plan awards to a total of 54 officers of the Company.  Each award was designated as a specified percentage of the potential performance pool.  Awards will be made in the form of a new class of Operating Partnership units (“OPP Units”) that, subject to performance, time vesting and other conditions, are convertible by the holder into an equivalent number of the Operating Partnership’s Class A units, which are redeemable by the holder for common shares of the Company on a one-for-one basis or the cash value of such shares, at our election.  OPP Units will be issued prior to the determination of the performance pool, subject to forfeiture to the extent that less than the total award is earned.  All awards earned will vest 33.3% on each of March 15, 2009, 2010 and 2011 based on continued employment.

The awards issued under the 2006 Out-Performance Plan are accounted for in accordance with FASB No. 123R.  The fair value of the awards on the date of grant was approximately $25,000,000 and will be amortized into expense ratably over the five-year period beginning on the date of grant assuming 100% of the awards are earned.

15.       Commitments and Contingencies

At March 31, 2006, our $600,000,000 revolving credit facility, which expires in July 2006, had a zero outstanding balance and $18,955,000 was reserved for outstanding letters of credit. This facility contains financial covenants, which require us to maintain minimum interest coverage and maximum debt to market capitalization, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB.  At March 31, 2006, Americold’s $30,000,000 revolving credit facility had a $35,000 outstanding balance and $17,000,000 was reserved for outstanding letters of credit.  This facility requires Americold to maintain, on a trailing four-quarter basis, a minimum of $30,000,000 of free cash flow, as defined.  Both of these facilities contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

We have made acquisitions and investments in partially-owned entities for which we are committed to fund additional capital aggregating $40,800,000.  Of this amount, $25,000,000 relates to Springfield Mall capital expenditures to be funded over the next six years.

In addition to the above, on November 10, 2005, we committed to fund the junior portion of up to $30,530,000 of a $173,000,000 construction loan to an entity developing a mix-use building complex in Boston, Massachusetts, at the north end of the Boston Harbor.  We will earn current-pay interest at 30-day LIBOR plus 11%.  The loan will mature in November 2008, with a one-year extension option.  We anticipate funding all or portions of the loan beginning in 2006.

Our debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to us), our senior unsecured notes due 2007, 2009, 2010 and 2011, our exchangeable senior debentures due 2025 and our revolving credit agreements, contain customary covenants requiring us to maintain insurance.  Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  Further, if lenders insist on greater coverage than we are able to obtain, or if the Terrorism Risk Insurance Extension Act of 2005 is not extended past 2007, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

15.       Commitments and Contingencies - continued

We enter into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in our name by various money center banks. We have the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon.  We had $96,450,000 and $177,650,000 of cash invested in these agreements at March 31, 2006 and December 31, 2005, respectively.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that cannot be quantified.

Litigation

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey claiming we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty.  On May 17, 2005, we filed a motion for summary judgment.  On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment.  On December 13, 2005, the Court issued its decision denying the motions for summary judgment.  We intend to pursue our claims against Stop & Shop vigorously.

On July 22, 2005, two corporations owned 50% by H Street filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that we encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships.  The complaint seeks an unspecified amount of damages and a rescission of our acquisition of H Street.   In addition, on July 29, 2005, a tenant under a ground lease with one of these corporations brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that our acquisition of H Street violated a provision giving them a right of first offer and on that basis seeks a rescission of our acquisition and the right to acquire H Street for the price paid by us.   On September 12, 2005, we filed a complaint against each of these corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages.  These legal actions are currently in the discovery stage.  The Company believes that the actions filed against the Company are without merit and that it will ultimately be successful in defending against them.

There are various other legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flow.

16.       Retirement Plans

The following table sets forth the components of net periodic benefit costs:

	For The Three Months Ended March 31,
(Amounts in thousands)	2006	2005
Service cost	$168	$1,052
Interest cost	1,206	1,617
Expected return on plan assets	(1,474)	(1,637)
Amortization of net (gain) loss	73	84
Net periodic benefit cost	$(27)	$1,116

Employer Contributions

We made contributions of $265,000 and $1,877,000 to the plans during the three months ended March 31, 2006 and 2005, respectively.  We anticipate additional contributions of $6,986,000 to the plans during the remainder of 2006.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

17.       Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31, 2006
						Temperature
		Office				Controlled
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Logistics	Toys	Other
Property rentals	$350,989	$119,702	$100,118	$60,984	$53,960	$—	$—	$16,225
Straight-line rents:
Contractual rent increases	5,254	160	1,543	1,984	1,595	—	—	(28)
Amortization of free rent	7,310	1,867	3,534	1,358	551	—	—	—
Amortization of acquired below-market leases, net	4,808	(11)	1,193	2,209	115	—	—	1,302
Total rentals	368,361	121,718	106,388	66,535	56,221	—	—	17,499
Temperature Controlled Logistics	195,850	—	—	—	—	195,850	—	—
Tenant expense reimbursements	61,733	24,547	7,851	23,551	4,954	—	—	830
Fee and other income:
Tenant cleaning fees	8,142	10,011	—	—	—	—	—	(1,869)
Management and leasing fees	2,648	230	2,045	360	13	—	—	—
Lease termination fees	4,482	3,771	61	371	279	—	—	—
Other	6,385	2,550	1,125	871	1,838	—	—	1
Total revenues	647,601	162,827	117,470	91,688	63,305	195,850	—	16,461
Operating expenses	332,129	74,087	35,225	28,476	28,405	154,332	—	11,604
Depreciation and amortization	90,606	22,761	25,413	10,407	11,095	17,069	—	3,861
General and administrative	45,867	3,873	8,153	4,923	6,021	10,260	—	12,637
Total expenses	468,602	100,721	68,791	43,806	45,521	181,661	—	28,102
Operating income (loss)	178,999	62,106	48,679	47,882	17,784	14,189	—	(11,641)
(Loss) income applicable to Alexander’s	(3,595)	213	—	180	—	—	—	(3,988)
Income applicable to Toys “R” Us	52,760	—	—	—	—	—	52,760	—
Income from partially-owned entities	6,051	644	666	42	334	395	—	3,970
Interest and other investment income	22,476	188	316	120	60	632	—	21,160
Interest and debt expense	(104,092)	(20,274)	(23,048)	(19,661)	(3,527)	(14,262)	—	(23,320)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	548	—	—	—	—	—	—	548
Minority interest of partially-owned entities	(274)	—	—	—	3	(468)	—	191
Income (loss) from continuing operations	152,873	42,877	26,613	28,563	14,654	486	52,760	(13,080)
Income from discontinued operations	17,186	—	—	9,340	5,739	2,107	—	—
Income (loss) before allocation to limited partners	170,059	42,877	26,613	37,903	20,393	2,593	52,760	(13,080)
Minority limited partners’ interest in the Operating Partnership	(15,874)	—	—	—	—	—	—	(15,874)
Perpetual preferred unit distributions of the Operating Partnership	(4,973)	—	—	—	—	—	—	(4,973)
Net income (loss)	149,212	42,877	26,613	37,903	20,393	2,593	52,760	(33,927)
Interest and debt expense (1)	170,461	20,911	24,084	22,338	3,749	6,786	61,101	31,492
Depreciation and amortization(1)	125,431	23,364	26,661	13,246	11,236	8,148	34,164	8,612
Income tax expense (1)	25,738	—	233	—	41	408	24,966	90
EBITDA	$470,842	$87,152	$77,591	$73,487	$35,419	$17,935	$172,991	$6,267
Percentage of EBITDA by segment	100%	18.5%	16.5%	15.6%	7.5%	3.8%	36.7%	1.4%

EBITDA includes net gains on sale of real estate of $16,160, of which $9,218 is included in the Retail segment, $4,835 is included in the Merchandise Mart segment and $2,107 is included in the Temperature Controlled Logistics segment.  In addition, EBITDA of the Washington, DC Office segment and the Other segment include $1,468 and $5,553 of expense, net, that affect comparability.  Excluding these items, the percentages of EBITDA by segment are 18.9% for New York Office, 17.1% for Washington, DC Office, 13.9% for Retail, 6.4% for Merchandise Mart, 3.7% for Temperature Controlled Logistics, 37.4% for Toys and 2.6% for Other.

See notes on page 28.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

17.       Segment Information – continued

	For the Three Months Ended March 31, 2005
						Temperature
		Office				Controlled
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Logistics	Other
Property rentals	$321,809	$112,138	$98,386	$47,221	$50,738	$—	$13,326
Straight-line rents:
Contractual rent increases	4,550	3,175	1,336	1,300	(1,328)	—	67
Amortization of free rent	6,736	4,052	—	628	2,056	—	—
Amortization of acquired below-market leases, net	2,229	—	1,484	745	—	—	—
Total rentals	335,324	119,365	101,206	49,894	51,466	—	13,393
Temperature Controlled Logistics	181,225	—	—	—	—	181,225	—
Tenant expense reimbursements	49,806	23,565	3,937	18,215	3,454	—	635
Fee and other income:
Tenant cleaning fees	7,617	7,617	—	—	—	—	—
Management and leasing fees	3,816	234	3,380	190	12	—	—
Lease termination fees	14,301	308	22	583	13,388	—	—
Other	4,095	1,567	1,209	37	1,282	—	—
Total revenues	596,184	152,656	109,754	68,919	69,602	181,225	14,028
Operating expenses	296,083	68,232	31,372	22,504	23,241	139,558	11,176
Depreciation and amortization	77,718	20,467	19,822	6,953	9,032	18,371	3,073
General and administrative	40,661	3,337	5,272	3,795	5,241	8,797	14,219
Total expenses	414,462	92,036	56,466	33,252	37,514	166,726	28,468
Operating income (loss)	181,722	60,620	53,288	35,667	32,088	14,499	(14,440)
Income applicable to Alexander’s	25,386	88	—	293	—-	—	25,005
Income from partially-owned entities	9,222	539	181	1,536	144	232	6,590
Interest and other investment income	101,198	93	143	216	48	31	100,667
Interest and debt expense	(77,699)	(12,947)	(20,690)	(14,886)	(2,677)	(13,645)	(12,854)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	3,488	573	—	896	—	—	2,019
Minority interest of partially-owned entities	603	—	—	—	52	551	—-
Income from continuing operations	243,920	48,966	32,922	23,722	29,655	1,668	106,987
Income from discontinued operations	1,635	—	—	140	641	—	854
Income before allocation to limited partners	245,555	48,966	32,922	23,862	30,296	1,668	107,841
Minority limited partners’ interest in the Operating Partnership	(27,195)	—	—	—	—	—	(27,195)
Perpetual preferred unit distributions of the Operating Partnership	(18,541)	—	—	—	—	—	(18,541)
Net income	199,819	48,966	32,922	23,862	30,296	1,668	62,105
Interest and debt expense (1)	83,091	13,442	21,197	16,442	2,902	6,492	22,616
Depreciation and amortization(1)	74,964	20,982	20,267	7,783	9,536	8,767	7,629
Income tax expense (1)	687	—	254	—	78	260	95
EBITDA	$358,561	$83,390	$74,640	$48,087	$42,812	$17,187	$92,445
Percentage of EBITDA by segment	100%	23.3%	20.8%	13.4%	11.9%	4.8%	25.8%

EBITDA of the Other segment includes $56,164 of income from the mark-to-market of derivative instruments and $38,155 of income, net, that affect comparability.  Excluding these items, the percentages of EBITDA by segment are 31.8% for New York Office, 28.6% for Washington, DC Office, 18.0% for Retail, 16.1% for Merchandise Mart, 6.6% for Temperature Controlled Logistics and (1.1%) for Other.

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

17.       Segment Information – continued

Notes to preceding tabular information

(1)                                  EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.”  We consider EBITDA a supplemental measure for making decisions and assessing the un-levered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity.  As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers.  EBITDA should not be considered a substitute for net income.  EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)                                  Other EBITDA is comprised of:

	For the Three Months Ended March 31,
(Amounts in thousands)	2006	2005
Alexander’s	$3,536	$30,269
Newkirk Master Limited Partnership	8,270	14,646
Hotel Pennsylvania	2,687	2,254
GMH Communities L.P	—	970
Industrial warehouses	1,512	1,138
Other investments	2,614	—
	18,619	49,277
Minority limited partners’ interest in the Operating Partnership	(15,874)	(27,195)
Perpetual preferred unit distributions of the Operating Partnership	(4,973)	(18,541)
Corporate general and administrative expenses	(11,512)	(13,154)
Investment income and other	19,459	99,114
Net gains on sale of marketable equity securities	548	2,019
Discontinued operations:
400 North LaSalle	—	925
	$6,267	$92,445

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust as of March 31, 2006, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended prior to the reclassification for the discontinued operations described in Note 11 to the accompanying financial statements (not presented herein); and in our report dated February 28, 2006, we expressed an unqualified opinion on those consolidated financial statements.  We also audited the adjustments described in Note 11 that were applied to reclassify the December 31, 2005 consolidated balance sheet of Vornado Realty Trust (not presented herein) for discontinued operations.  In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the reclassified consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 2, 2006

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under “Forward Looking Statements” and “Item 1. Business – Certain Factors That May Adversely Affect Our Business and Operations.”  For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three months ended March 31, 2006.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2005 in Management’s Discussion and Analysis of Financial Condition.  There have been no significant changes to our policies during 2006.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value.  We measure our success in meeting this objective by our total return to shareholders.  Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending March 31, 2006:

	Total Return (1)
	Vornado	RMS
One-year	45.0%	39.5%
Three-years	211.5%	129.7%
Five-years	255.9%	172.8%
Ten-years	766.6%	331.4%

(1)    Past performance is not necessarily indicative of how we will perform in the future.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•                  Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;

•                  Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation;

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

Competition

We compete with a large number of real estate property owners and developers.  Principal factors of competition are rent charged, attractiveness of location and quality and breadth of services provided.  Our success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  Economic growth has been fostered, in part, by low interest rates, Federal tax cuts, and increases in government spending.  To the extent economic growth stalls, we may experience lower occupancy rates, which may lead to lower initial rental rates, higher leasing costs and a corresponding decrease in our net income, funds from operations and cash flow.  Alternatively, if economic growth is sustained, we may experience higher occupancy rates leading to higher initial rents and higher interest rates causing an increase in our weighted average cost of capital and a corresponding effect on our net income, funds from operations and cash flow.  Our net income and funds from operations will also be affected by the seasonality of Toys’ business and competition from discount and mass merchandisers.

Overview – continued

Quarter Ended March 31, 2006 Financial Results Summary

Net income applicable to common shares for the quarter ended March 31, 2006 was $134,805,000, or $0.91 per diluted share, versus $187,433,000, or $1.39 per diluted share, for the quarter ended March 31, 2005.  Net income for the quarter ended March 31, 2006 includes $52,760,000 of earnings from our investment in Toys “R” Us, including our share of Toys net income for their fourth quarter ended January 28, 2006 which is recorded on a one quarter lag basis, and $16,160,000 of net gains on sales of real estate.  Net income for the quarters ended March 31, 2006 and 2005 also includes certain other items that affect comparability which are listed in the table on the following page.  The aggregate of these items and our share of Toys net income, net of minority interest, increased net income applicable to common shares for the quarter ended March 31, 2006 by $54,387,000 or $0.35 per diluted share and increased net income for the quarter ended March 31, 2005 by $80,676,000 or $0.60 per diluted share.

Funds from operations applicable to common shares plus assumed conversions (“FFO”) for the quarter ended March 31, 2006 was $211,916,000, or $1.37 per diluted share, compared to $248,725,000, or $1.84 per diluted share, for the prior year’s quarter.  FFO for the quarter ended March 31, 2006 includes our $62,287,000 share of Toys’ FFO for their fourth quarter ended January 28, 2006. FFO for the quarters ended March 31, 2006 and 2005 also includes certain other items that affect comparability which are listed in the table on the following page.  The aggregate of these items and our share of Toys’ FFO, net of minority interest, increased FFO for the quarter ended March 31, 2006 by $49,395,000 or $0.32 per diluted share and increased FFO for the quarter ended March 31, 2005 by $80,676,000 or $0.60 per diluted share.

Net income per diluted share and FFO per diluted share for the quarter ended March 31, 2006 were negatively impacted by an increase in weighted average common shares outstanding over the prior year’s quarter of 13,645,000 and 19,176,000, respectively.  These increases resulted primarily from the public offering of 9.0 million common shares in August 2005 and the issuance of exchangeable senior debentures on March 29, 2005 (treated as 5.5 million common share equivalents in the calculation of FFO per diluted share).  In addition, lease termination fee income for the current quarter was $9,819,000, or $0.06 per share, lower than the prior year’s first quarter, which included $13,362,000 from a tenant at our 7 West 34th Street property.

We did not recognize income on certain assets with an aggregate carrying amount of $705,435,000 during the quarter ended March 31, 2006, because they were out of service for redevelopment or because financial information of investments that we do not control was not available. Assets under development include the Bergen Mall, Crystal Plaza Two, 220 Central Park South, 40 East 66th Street, and investments in development joint ventures including our Beverly Connection and Wasserman ventures. Financial information was not available for our 11.3% interest in GMH Communities L.P., which disclosed that it has delayed the filing of its financial results, and for our 50% interest in two partially-owned entities of H Street Building Corporation as a result of litigation.

The percentage increase (decrease) in the same-store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended March 31, 2006 over the quarter ended March 31, 2005 and the trailing quarter ended December 31, 2005 are summarized below.

	Office
	New York City	Washington, DC	Retail	Merchandise Mart	Temperature Controlled Logistics
Quarter Ended:
March 31, 2006 vs. March 31, 2005	5.5%	(3.9)%	4.5%	(1.7)%	(0.7)%
March 31, 2006 vs. December 31, 2005	0.1%	(3.5)%	2.3%	(13.4)%	(11.0)%

The decreases in Washington, DC same store EBITDA from the prior year’s first quarter and trailing quarter resulted primarily from space vacated by the Patent Trade Office in the second half of 2005 at our Crystal Park One and Two office properties.  The decrease in Merchandise Mart same store EBITDA from the prior year’s first quarter resulted from a decrease in EBITDA from the Chicago Gift and Los Angeles Furniture trade shows as a result of lower booth sales, and the decrease over the trailing quarter ended December 31, 2005 results from seasonality, as major trade shows are held in the second and fourth quarters of the year.  The decrease in Temperature Controlled Logistics EBITDA from the trailing quarter ended December 31, 2005 results from seasonality, resulting from higher activity and occupancy in warehouse operations due to the holiday season’s impact on the food industry.

Overview – continued

	For the Three Months Ended
	March 31, 2006		March 31, 2005
(Amounts in thousands, except per share amounts)	Amount	Per Share	Amount	Per Share
FFO applicable to common shares plus assumed conversions	$211,916	$1.37	$248,725	$1.84

Items that affect comparability:
(Income) expense from:
Derivatives:
GMH stock purchase warrants	$20,475		$10,178
Sears Holdings common shares	(18,611)		(93,993)
McDonalds common shares	(6,300)		—
Alexander’s (33% share):
Stock appreciation rights expense	12,395		7,433
Net gain on sale of 731 Lexington Avenue condominiums	(1,858)		(20,633)
Other:
H Street litigation costs	1,468		—
Write-off of perpetual preferred share and unit issuance costs upon their redemption	—		6,052
Net gain on sale of land parcels	—		(1,469)
Impairment loss — Newkirk MLP	—		496
	7,569		(91,936)
Minority limited partners’ share of above adjustments	(576)		11,260
Total items that affect comparability	$6,993	$0.05	$(80,676)	$(0.60)

Reconciliations of net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

2006 Acquisitions and Significant Investments

San Francisco Bay Area Properties

On January 10, 2006, we acquired four properties consisting of 189,000 square feet of retail and office space in the San Francisco Bay area for approximately $72,000,000 in cash, including closing costs.  We consolidate the accounts of these properties into our financial position and results of operations from the date of acquisition.

Springfield Mall

On January 31, 2006, we closed on an option to purchase the 1.4 million square foot Springfield Mall which is located on 79 acres at the intersection of Interstate 95 and Franconia Road in Springfield, Fairfax County, Virginia, and is anchored by Macy’s, and J.C. Penney and Target, who own their stores aggregating 389,000 square feet.  The purchase price for the option was $35,600,000, of which we paid $14,000,000 in cash at closing and the remainder of $21,600,000 will be paid in installments over four years. We intend to redevelop, reposition and re-tenant the mall and have committed to spend $25,000,000 in capital expenditures over a six-year period from the closing of the option agreement.  The option becomes exercisable upon the passing of one of the existing principals of the selling entity and may be deferred at our election through November 2012.  Upon exercise of the option, we will pay $80,000,000 to acquire the mall, subject to the existing mortgage of $180,000,000, which will be amortized to $149,000,000 at maturity in 2013.  Upon closing of the option on January 31, 2006, we acquired effective control of the mall, including management of the mall and right to the mall’s net cash flow.  Accordingly, we consolidate the accounts of the mall into our financial position and results of operations pursuant to the provisions of FIN 46R.  We have a 2.5% minority partner in this transaction.

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

San Jose, California Ground-up Development

On March 29, 2006, a joint venture, in which we have a 45% equity interest and are a co-managing partner, acquired 55 acres of land in San Jose, California for approximately $59,600,000, including closing costs.  The purchase price was funded with $20,643,000 of cash contributed by the partners, of which our share was $9,289,000, and $38,957,000 drawn on a $117,000,000 acquisition/construction loan.  The remainder of the loan will be used to fund the development of a 635,000 square foot retail center on the site.  As of March 31, 2006, $42,656,000 was outstanding under the loan, which bears interest at LIBOR plus 1.75% (7.08% at March 31, 2006) and matures in March 2009 with a one-year extension option.  We account for this investment on the equity method.

1925 K Street

On April 13, 2006, we acquired the 92.65% interest that we did not already own of 1925 K Street, a 150,000 square foot office building located in the Central Business District of Washington, DC.  The purchase price for the 92.65% interest was $52,800,000, consisting of $34,600,000 in cash and $18,200,000 of existing mortgage debt.   Mitchell N. Schear, President of our Washington, DC Office division, received $3,675,000 for his share of the proceeds as a partner of the selling entity.  We plan to redevelop this property into a 225,000 square foot Class A office building at a cost of approximately $80,000,000.

Overview – continued

Other

In addition to the acquisitions described above, during 2006 we completed $98,250,000 of other real estate acquisitions, comprised of $83,750,000 in cash and $14,500,000 of existing mortgage debt as follows:

(Amounts in thousands)	Amount	Segment
West 57th Street, New York, NY (50% interest)	$26,250	Office
3040 M Street, Washington, DC	36,400	Retail
Tonnelle Avenue Land (40 acres), North Bergen, New Jersey	24,500	Retail
122-124 Spring Street, New York, NY	11,100	Retail
	$98,250

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

In July 2005, we acquired an aggregate of 858,000 common shares of McDonalds for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on our consolidated balance sheet and are classified as “available for sale.”  Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of our consolidated balance sheet and not recognized in income.  At March 31, 2006, based on McDonalds’ closing stock price of $34.36 per share, $4,134,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

During 2005, we acquired an economic interest in an additional 14,565,000 McDonalds common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares.  These call and put options have an initial weighted-average strike price of $32.66 per share, or an aggregate of $475,692,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares.  The options provide us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statement of income.  In the first quarter of 2006, we sold 2,119,500 of the option shares in the derivative position at a weighted average sales price of $35.49.  During the three months ended March 31, 2006, we recognized a net gain of $6,300,000, comprised of (i) $7,965,000 from the mark-to-market of the remaining options, based on McDonalds’ March 31, 2006 closing share price of $34.36 and the December 31, 2005 closing share price of $33.72, (ii) $3,754,000 from the option shares sold and settled during the quarter, partially offset by, (iii) $5,419,000 of expense resulting from the increase in strike price for the LIBOR charge.

Investment in Sears, Roebuck and Co. (“Sears”)

In August and September 2004, we acquired an economic interest in 7,916,900 Sears common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on Sears common shares.  These call and put options had an initial weighted-average strike price of $39.82 per share, or an aggregate of $315,250,000, expire in April 2006 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points and is credited for the dividends received on the shares.  The options provide us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statement of income.

Overview – continued

On March 30, 2005, as a result of the merger between Sears and Kmart and pursuant to the terms of the contract, our derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings, Inc. (“Sears Holdings”) (NYSE: SHLD) valued at $323,936,000 based on the then closing share price of $130.00 and $146,663,000 of cash.  As a result, we recognized a net gain of $58,443,000 based on the fair value of the derivative position on March 30, 2005.  In 2005 we sold 402,660 of the option shares at a weighted average sales price of $124.44 per share.  In the first quarter of 2006, we sold the remaining 2,089,159 option shares at a weighted average sales price of $125.43 and the entire derivative position was settled.  In the three months ended March 31, 2006, we recognized a net gain of $18,611,000, comprised of $20,673,000 from the remaining option shares sold, partially offset by, $2,062,000 of expense resulting from the increase in strike price for the LIBOR charge.

Our aggregate net gain realized from inception of this investment through March 31, 2006 was $142,877,000.

Sears Canada, Inc. (“Sears Canada”)

As of March 31, 2006, we owned 7,500,000 common shares of Sears Canada with an adjusted cost basis of $62,178,000, or $8.29 per share.  At March 31, 2006, based on Sears Canada’s closing share price of $15.49, $53,987,000 of unrealized appreciation was included in “accumulated other comprehensive income” on our consolidated balance sheet.

On April 3, 2006, we tendered all of our Sears Canada shares to Sears Holdings, at the tender price of $15.68 per share, which resulted in a net gain of $55,438,000 in the second quarter of 2006.  Together with income recognized in the fourth quarter of 2005 that resulted from a Sears Canada special dividend, the aggregate net gain on our investment was $78,323,000.

2006 Mezzanine Loan Activity:

On February 10, 2006 we acquired a 50% interest in a $115,000,000 note issued by Related Equinox Holdings II, LLC (the “Note”), for $57,500,000 in cash.  The Note is secured by a pledge of the stock of Related Equinox Holdings II.  Related Equinox Holdings II owns Equinox Holdings which in turn owns all of the assets and obligations, including the clubs, operated under the Equinox brand.  The Note is junior to a $50,000,000 (undrawn) revolving loan and $280,000,000 of senior unsecured obligations.  The Note is senior to $125,000,000 of cash equity contributed by third parties for their acquisition of the Equinox fitness club business.  The Note matures on February 15, 2013 and bears interest at 14% through February 15, 2011, increasing by 3% per annum through maturity.  The Note is prepayable at any time after February 15, 2009.

2006 Dispositions:

On March 14, 2006, we sold 33 North Dearborn Street, a 336,000 square foot office building located in Chicago, Illinois, for $46,000,000, which resulted in a net gain on sale of $4,835,000.  All of the proceeds from the sale were used to fund a portion of the purchase price of the San Francisco Bay area properties (see Acquisitions above) pursuant to Section 1031.

On March 13, 2006, we sold 424 Sixth Avenue, a 10,000 square foot retail property located in New York City, for $22,000,000, which resulted in a net gain on sale of $9,218,000.

2006 Financings:

On February 9, 2006, we completed a $353,000,000 refinancing of 770 Broadway.  The loan bears interest at 5.65% and matures in March 2016.  We retained net proceeds of $173,000,000 after repaying the existing floating rate loan on the property and closing costs.

On February 16, 2006, we completed a public offering of $250,000,000 aggregate principal amount of 5.6% senior unsecured notes due February 15, 2011.  Interest on the notes is payable semi-annually on February 15 and August 15, commencing August 16, 2006.  The notes were priced at 99.906% of their face amount to yield 5.622%.  The net proceeds of approximately $248,000,000 were used for general corporate purposes.

Overview - continued

The following table sets forth certain information for the properties we own directly or indirectly, including leasing activity.  Tenant improvements and leasing commissions are presented below based on square feet leased during the period and on a per annum basis based on the weighted average term of the leases.

	Office							Temperature
	New York		Washington,			Merchandise Mart		Controlled
(Square feet and cubic feet in thousands)	City		DC (2)	Retail		Office	Showroom	Logistics
As of March 31, 2006:
Square feet/ cubic feet	13,021		17,765	17,470		2,703	6,361	17,212/436,800
Number of properties	21		91	119		9	9	84
Occupancy rate	96.1%		91.0%	94.5%	(4)	97.4%	93.0%	77.0%
Leasing Activity:
Quarter ended March 31, 2006:
Square feet	458	(3)	500	173		68	260
Initial rent (1)	$44.28		$31.82	$32.33		$18.59	$26.92
Weighted average lease terms (years)	8.1		6.2	7.3		7.7	5.7
Rent per square foot on relet space:
Square feet	235		196	102		68	260
Initial Rent (1)	$44.77		$30.44	$43.21		$18.59	$26.92
Prior escalated rent	$43.09		$30.47	$33.83		$21.91	$27.79
Percentage increase (decrease):
Cash basis	3.9%		(0.1)%	27.7%		(15.2)%	(3.1)%
Straight-line basis	10.3%		3.9%	37.7%		0.7%	8.2%
Rent per square foot on space previously vacant:
Square feet	223		304	71		—	—
Initial rent (1)	$43.76		$32.71	$16.83		$—	$—

Tenant improvements and leasing commissions:
Per square foot	$27.83		$13.32	$11.94		$23.10	$6.43
Per square foot per annum	$3.45		$2.14	$1.64		$3.00	$1.13

As of December 31, 2005:
Square feet/cubic feet	12,972		17,727	16,169		3,100	6,290	17,275/437,500
Number of properties	20		91	111		10	10	85
Occupancy rate	96.0%		91.2%	95.6%		97.0%	94.7%	78.2%

As of March 31, 2005:
Square feet/cubic feet	12,910		14,224	14,395		3,022	5,812	17,378/438,900
Number of properties	19		66	96		9	9	87
Occupancy rate	94.8%		90.3%	94.0%		95.6%	95.9%	71.4%

(1)   Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)   Crystal Plaza Two, Three and Four (aggregating 712 square feet) were taken out of service for redevelopment in 2004.  In February 2006, Crystal Plaza Four (278 square feet) was substantially completed and placed into service and 100% leased to the Federal Supply Service.  In addition, a portion of Crystal Plaza Three (225 square feet of the total of 253 square feet) was substantially completed and also placed into service during the first quarter.  Occupancy statistics above exclude these properties for the periods they were out of service.

(3)   Excludes 13 square feet of retail space leased in New York Office buildings at an initial rent of $169.25 per square foot, a 48.7% increase over the prior escalated rent.

(4)   Retail segment occupancy at March 31, 2006 was 95.0%, excluding the recently acquired Springfield Mall.

Overview - continued

2006 Other Developments

GMH Communities L.P. (“GMH”)

As of March 31, 2006, we own 7,337,857 limited partnership units (which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), a real estate investment trust that conducts its business through GMH and of which it is the sole general partner), or 11.3% of the limited partnership interest of GMH.  We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K or 10-Q prior to the time that GCT files its financial statements.  On March 31, 2006, GMH disclosed that it expects to restate its prior period earnings and delay the filing of its annual report on Form 10-K for the year ended December 31, 2005 until May 15, 2006.  Accordingly, we have not recognized any income or loss related to GMH’s fourth quarter of 2005 in our income from partially-owned entities for the quarter ended March 31, 2006.

In addition to the above, we hold warrants to purchase an additional 6,085,180 limited partnership units of GMH or common shares of GCT at a price of $8.22 per unit or share through May 2, 2006.  Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statement of income.  In the three months ended March 31, 2006, we recognized a loss of $20,475,000 from the mark-to-market of these warrants, which we valued using a trinomial option pricing model based on GCT’s March 31, 2006 closing share price of $11.64 and the December 31, 2005 closing share price of $15.51.

On May 2, 2006, the date the warrants expire, we will receive GCT common shares equal to the excess of GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006 and the $8.22 exercise price, divided by GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006, then multiplied by 6,085,180 warrants.

Reconciliation of Net Income and EBITDA

Below is a summary of net income and a reconciliation of net income to EBITDA (1) by segment for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31, 2006
						Temperature
		Office			Merchandise	Controlled
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Mart	Logistics	Toys	Other
Property rentals	$350,989	$119,702	$100,118	$60,984	$53,960	$—	$—	$16,225
Straight-line rents:
Contractual rent increases	5,254	160	1,543	1,984	1,595	—	—	(28)
Amortization of free rent	7,310	1,867	3,534	1,358	551	—	—	—
Amortization of acquired below-market leases, net	4,808	(11)	1,193	2,209	115	—	—	1,302
Total rentals	368,361	121,718	106,388	66,535	56,221	—	—	17,499
Temperature Controlled Logistics	195,850	—	—	—	—	195,850	—	—
Tenant expense reimbursements	61,733	24,547	7,851	23,551	4,954	—	—	830
Fee and other income:
Tenant cleaning fees	8,142	10,011	—	—	—	—	—	(1,869)
Management and leasing fees	2,648	230	2,045	360	13	—	—	—
Lease termination fees	4,482	3,771	61	371	279	—	—	—
Other	6,385	2,550	1,125	871	1,838	—	—	1
Total revenues	647,601	162,827	117,470	91,688	63,305	195,850	—	16,461
Operating expenses	332,129	74,087	35,225	28,476	28,405	154,332	—	11,604
Depreciation and amortization	90,606	22,761	25,413	10,407	11,095	17,069	—	3,861
General and administrative	45,867	3,873	8,153	4,923	6,021	10,260	—	12,637
Total expenses	468,602	100,721	68,791	43,806	45,521	181,661	—	28,102
Operating income (loss)	178,999	62,106	48,679	47,882	17,784	14,189	—	(11,641)
(Loss) income applicable to Alexander’s	(3,595)	213	—	180	—	—	—	(3,988)
Income applicable to Toys “R” Us	52,760	—	—	—	—	—	52,760	—
Income from partially-owned entities	6,051	644	666	42	334	395	—	3,970
Interest and other investment income	22,476	188	316	120	60	632	—	21,160
Interest and debt expense	(104,092)	(20,274)	(23,048)	(19,661)	(3,527)	(14,262)	—	(23,320)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	548	—	—	—	—	—	—	548
Minority interest of partially-owned entities	(274)	—	—	—	3	(468)	—	191
Income (loss) from continuing operations	152,873	42,877	26,613	28,563	14,654	486	52,760	(13,080)
Income from discontinued operations	17,186	—	—	9,340	5,739	2,107	—	—
Income (loss) before allocation to limited partners	170,059	42,877	26,613	37,903	20,393	2,593	52,760	(13,080)
Minority limited partners’ interest in the Operating Partnership	(15,874)	—	—	—	—	—	—	(15,874)
Perpetual preferred unit distributions of the Operating Partnership	(4,973)	—	—	—	—	—	—	(4,973)
Net income (loss)	149,212	42,877	26,613	37,903	20,393	2,593	52,760	(33,927)
Interest and debt expense (1)	170,461	20,911	24,084	22,338	3,749	6,786	61,101	31,492
Depreciation and amortization(1)	125,431	23,364	26,661	13,246	11,236	8,148	34,164	8,612
Income tax expense (1)	25,738	—	233	—	41	408	24,966	90
EBITDA	$470,842	$87,152	$77,591	$73,487	$35,419	$17,935	$172,991	$6,267
Percentage of EBITDA by segment	100%	18.5%	16.5%	15.6%	7.5%	3.8%	36.7%	1.4%

EBITDA includes net gains on sale of real estate of $16,160, of which $9,218 is included in the Retail segment, $4,835 is included in the Merchandise Mart segment and $2,107 is included in the Temperature Controlled Logistics segment.  In addition, EBITDA of the Washington, DC Office segment and the Other segment include $1,468 and $5,553 of expense, net, that affect comparability.  Excluding these items, the percentages of EBITDA by segment are 18.9% for New York Office, 17.1% for Washington, DC Office, 13.9% for Retail, 6.4% for Merchandise Mart, 3.7% for Temperature Controlled Logistics, 37.4% for Toys and 2.6% for Other.

See notes on page 41.

	For the Three Months Ended March 31, 2005
						Temperature
		Office				Controlled
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Logistics	Other
Property rentals	$321,809	$112,138	$98,386	$47,221	$50,738	$—	$13,326
Straight-line rents:
Contractual rent increases	4,550	3,175	1,336	1,300	(1,328)	—	67
Amortization of free rent	6,736	4,052	—	628	2,056	—	—
Amortization of acquired below-market leases, net	2,229	—	1,484	745	—	—	—
Total rentals	335,324	119,365	101,206	49,894	51,466	—	13,393
Temperature Controlled Logistics	181,225	—	—	—	—	181,225	—
Tenant expense reimbursements	49,806	23,565	3,937	18,215	3,454	—	635
Fee and other income:
Tenant cleaning fees	7,617	7,617	—	—	—	—	—
Management and leasing fees	3,816	234	3,380	190	12	—	—
Lease termination fees	14,301	308	22	583	13,388	—	—
Other	4,095	1,567	1,209	37	1,282	—	—
Total revenues	596,184	152,656	109,754	68,919	69,602	181,225	14,028
Operating expenses	296,083	68,232	31,372	22,504	23,241	139,558	11,176
Depreciation and amortization	77,718	20,467	19,822	6,953	9,032	18,371	3,073
General and administrative	40,661	3,337	5,272	3,795	5,241	8,797	14,219
Total expenses	414,462	92,036	56,466	33,252	37,514	166,726	28,468
Operating income (loss)	181,722	60,620	53,288	35,667	32,088	14,499	(14,440)
Income applicable to Alexander’s	25,386	88	—	293	—	—	25,005
Income from partially-owned entities	9,222	539	181	1,536	144	232	6,590
Interest and other investment income	101,198	93	143	216	48	31	100,667
Interest and debt expense	(77,699)	(12,947)	(20,690)	(14,886)	(2,677)	(13,645)	(12,854)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	3,488	573	—	896	—	—	2,019
Minority interest of partially-owned entities	603	—	—	—	52	551	—
Income from continuing operations	243,920	48,966	32,922	23,722	29,655	1,668	106,987
Income from discontinued operations	1,635	—	—	140	641	—	854
Income before allocation to limited partners	245,555	48,966	32,922	23,862	30,296	1,668	107,841
Minority limited partners’ interest in the Operating Partnership	(27,195)	—	—	—	—	—	(27,195)
Perpetual preferred unit distributions of the Operating Partnership	(18,541)	—	—	—	—	—	(18,541)
Net income	199,819	48,966	32,922	23,862	30,296	1,668	62,105
Interest and debt expense (1)	83,091	13,442	21,197	16,442	2,902	6,492	22,616
Depreciation and amortization(1)	74,964	20,982	20,267	7,783	9,536	8,767	7,629
Income tax expense (1)	687	—	254	—	78	260	95
EBITDA	$358,561	$83,390	$74,640	$48,087	$42,812	$17,187	$92,445
Percentage of EBITDA by segment	100%	23.3%	20.8%	13.4%	11.9%	4.8%	25.8%

EBITDA of the Other segment includes $56,164 of income from the mark-to-market of derivative instruments and $38,155 of income, net, that affect comparability.  Excluding these items, the percentages of EBITDA by segment are 31.8% for New York Office, 28.6% for Washington, DC Office, 18.0% for Retail, 16.1% for Merchandise Mart, 6.6% for Temperature Controlled Logistics and (1.1%) for Other.

See notes on the following page.

Notes:

(1)          EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.”  We consider EBITDA a supplemental measure for making decisions and assessing the un-levered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity.  As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers.  EBITDA should not be considered a substitute for net income.  EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)          Other EBITDA is comprised of:

	For the Three Months Ended March 31,
(Amounts in thousands)	2006	2005
Alexander’s	$3,536	$30,269
Newkirk Master Limited Partnership	8,270	14,646
Hotel Pennsylvania	2,687	2,254
GMH Communities L.P	—	970
Industrial warehouses	1,512	1,138
Other investments	2,614	—
	18,619	49,277
Minority limited partners’ interest in the Operating Partnership	(15,874)	(27,195)
Perpetual preferred unit distributions of the Operating Partnership	(4,973)	(18,541)
Corporate general and administrative expenses	(11,512)	(13,154)
Investment income and other	19,459	99,114
Net gains on sale of marketable equity securities	548	2,019
Discontinued operations:
400 North LaSalle	—	925
	$6,267	$92,445

Results of Operations

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $647,601,000 for the three months ended March 31, 2006, compared to $596,184,000 in the prior year’s first quarter, an increase of $51,417,000.  Below are the details of the increase (decrease) by segment:

			Office						Temperature
(Amounts in thousands)	Date of Acquisition	Total	New York	Washington, DC		Retail	Merchandise Mart		Controlled Logistics	Other
Property rentals:
Increase (decrease) due to:
Acquisitions:
Warner Building	December 2005	$5,740	$—	$5,740		$—	$—		$—	$—
Broadway Mall	December 2005	3,739	—	—		3,739	—		—	—
Springfield Mall	January 2006	2,998	—	—		2,998	—		—	—
Boston Design Center	December 2005	2,624	—	—		—	2,624		—	—
Bowen Building	June 2005	1,764	—	1,764		—	—		—	—
Westbury Retail Condominium	May 2005	1,599	—	—		1,599	—		—	—
San Francisco properties	January 2006	1,369	—	—		1,369	—		—	—
40 East 66th Street	July 2005	940	—	—		940	—		—	—
South Hills Mall	August 2005	849	—	—		849	—		—	—
Other		2,796	—	633		2,163	—		—	—
Development/Redevelopment:
715 Lexington Avenue - placed into service		895	—	—		895	—		—	—
7 West 34th Street – conversion from office space to showroom space		808	—	—		—	808		—	—
Crystal Plaza 3 and 4 - placed into service		280	—	280		—	—		—	—
Bergen Mall – taken out of service		(277)	—	—		(277)	—		—	—
Other properties - placed into service		603	—	—		603	—		—	—
Amortization of acquired below market leases, net		2,579	(11)	(291)		1,464	115		—	1,302
Operations:
Hotel activity		1,657	—	—		—	—		—	1,657	(1)
Trade shows activity		191	—	—		—	191		—	—
Leasing activity (see page 38)		1,883	2,364	(2,944)		299	1,017		—	1,147
Total increase in property rentals		33,037	2,353	5,182		16,641	4,755		—	4,106

Temperature Controlled Logistics:
Increase due to operations		14,625	—	—		—	—		14,625 (2)	—

Tenant expense reimbursements:
Increase due to:
Acquisitions/development		9,522	—	3,911		4,380	1,231		—	—
Operations		2,405	982	3		956	269		—	195
Total increase in tenant expense reimbursements		11,927	982	3,914		5,336	1,500		—	195
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income		(9,819)	3,463	39		(212)	(13,109	)(3)	—	—
Management and leasing fees		(1,168)	(4)	(1,335	)(4)	170	1		—	—
BMS Cleaning fees		525	2,394	—		—	—		—	(1,869	)(5)
Other		2,290	983	(84)		834	556		—	1
Total (decrease) increase in fee and other income		(8,172)	6,836	(1,380)		792	(12,552)		—	(1,868)
Total increase (decrease) in revenues		$51,417	$10,171	$7,716		$22,769	$(6,297)		$14,625	$2,433

See notes on following page.

Notes to preceding tabular information:

(1)                      Average occupancy and revenue per available room (“REVPAR”) were 75.1% and $82.02 for the three months ended March 31, 2006 compared to 75.3% and $71.81 for the prior year’s first quarter.

(2)                      Results primarily from (i) a $5,954 increase in Americold’s storage, handling and accessorial services, (ii) a $4,981 increase in transportation management services, resulting from both new and existing customers and (iii) a $3,223 increase in managed warehouse contracts.  See note 1 on page 44 for a discussion of Americold’s gross margin.

(3)                      Reflects lease termination income of $13,362 received from HIP at 7 West 34th Street in January 2005.

(4)                      Results primarily from a reduction in our Washington, DC third party leasing business.

(5)                      Represents the elimination of inter-company cleaning fees charged by the New York Office division to certain properties included in the Washington, DC Office, Retail and Merchandise Mart divisions.

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $468,602,000 for the three months ended March 31, 2006, compared to $414,462,000 in the prior year’s quarter, an increase of $54,140,000.  Below are the details of the increase (decrease) by segment:

			Office				Temperature
	Date of			Washington,		Merchandise	Controlled
(Amounts in thousands)	Acquisition	Total	New York	DC	Retail	Mart	Logistics	Other
Operating:
Increase (decrease) due to:
Acquisitions:
Broadway Mall	December 2005	$2,924	$—	$—	$2,924	$—	$—	$—
Warner Building	December 2005	2,478	—	2,478	—	—	—	—
Boston Design Center	December 2005	1,912	—	—	—	1,912	—	—
Springfield Mall	January 2006	1,365	—	—	1,365	—	—	—
Bowen Building	June 2005	1,118	—	1,118	—	—	—	—
San Francisco properties	January 2006	445	—	—	445	—	—	—
South Hills Mall	August 2005	416	—	—	416	—	—	—
Other		1,915	—	250	1,665	—	—	—
Development/Redevelopment:
Bergen Mall – taken out of service		(799)	—	—	(799)	—	—	—
715 Lexington Avenue - placed into service		339	—	—	339	—	—	—
7 West 34th Street – conversion from office space to showroom space		277	—	—	—	277	—	—
Crystal Plaza 3 and 4 – placed into service		186	—	186	—	—	—	—
East Brunswick - placed into service		80	—	—	80	—	—	—
Hotel activity		1,083	—	—	—	—	—	1,083
Trade shows activity		1,476	—	—	—	1,476	—	—
Operations		20,831	5,855	(179)	(463)	1,499	14,774 (1)	(655	)(2)
Total increase in operating expenses		36,046	5,855	3,853	5,972	5,164	14,774	428

Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development		7,226	—	4,053	2,980	193	—	—
Operations (due to additions to buildings and improvements)		5,662	2,294	1,538	474	1,870	(1,302)	788
Total increase (decrease) in depreciation and amortization		12,888	2,294	5,591	3,454	2,063	(1,302)	788

General and administrative:
Increase due to:
Acquisitions/ Development		2,152	—	1,516	315	321	—	—
Operations		3,054	536	1,365	813	459	1,463	(1,582	)(3)
Total increase (decrease) in general and administrative		5,206	536	2,881	1,128	780	1,463	(1,582)

Total increase (decrease) in expenses		$54,140	$8,685	$12,325	$10,554	$8,007	$14,935	$(366)

(1)                      Results primarily from (i) a $5,130 increase in Americold’s transportation management services, (ii) a $2,656 increase in managed warehouse contracts and (iii) an increase in warehouse operating expenses associated with higher revenue.  Americold’s gross margin from owned warehouses was $37,476 or 31.9%, for the quarter ended March 31, 2006, compared to $38,007 or 34.2%, for the quarter ended March 31, 2005, a decrease of $531, primarily due to an increase in utilities due to rate increases, workers compensation claims and severance costs.  Gross margin from other operations (i.e., transportation management services and managed warehouses) was $4,437 for the quarter ended March 31, 2006, compared to $3,660 for the quarter ended March 31, 2005, an increase of $777, primarily due to an increase in margin on managed warehouse customers.

(2)                      Results primarily from a $1,869 elimination of inter-company cleaning fees charged by the New York Office division to certain properties included in the Washington, DC Office, Retail and Merchandise Mart divisions.

(3)                      Results from a $3,730 reduction in the amount accrued for 2005 cash bonuses to executives, which were substantially replaced with restricted operating partnership unit awards issued in April 2006 that vest over a 5-year period.  Excluding this item, unallocated general and administrative expenses increased by $2,148 over the prior year’s quarter, primarily due to a $754 increase in payroll and benefits and a $588 increase in deferred compensation expense, for which there is an equivalent increase in investment income.

(Loss) Income Applicable to Alexander’s

Our 33% share of Alexander’s net loss (including equity in net income or loss, management, leasing, development and commitment fees) was $3,595,000 for the three months ended March 31, 2006, compared to our share of Alexander’s net income of $25,386,000 for the prior year’s first quarter, a decrease of $28,981,000. This decrease was primarily due to a reduction in our share of Alexander’s net gain on sale of 731 Lexington Avenue condominiums from $20,633,000 in the prior year’s quarter to $1,858,000 in the current year’s quarter. In addition, our share of Alexander’s stock appreciation rights compensation expense in the current quarter was $4,962,000 higher than the prior year’s quarter.

Income Applicable to Toys ‘R’ Us

On January 9, 2006, Toys announced plans and is in the process of closing 87 Toys “R” Us stores in the United States, of which twelve stores will be converted into Babies “R” Us stores, five leased properties are expiring and one has been sold. We are handling the leasing and disposition of the real estate of the remaining 69 stores.

As a result of the store-closing program, Toys will incur restructuring and other charges aggregating approximately $149,000,000 before tax, which includes $43,000,000 for the cost of liquidating the inventory. Of this amount, $94,000,000 was recognized in Toys’ fourth quarter ending January 28, 2006 and $55,000,000 will be recorded in Toys’ first quarter ending April 29, 2006. Our 32.9% share of the $149,000,000 charge is $49,000,000, of which $33,000,000 had no income statement effect as a result of purchase price accounting and the remaining portion relating to the cost of liquidating inventory of approximately $10,000,000 after-tax, was recognized as an expense as part of our equity in Toys’ net income in the first quarter of 2006 discussed below.

The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.9% share of Toys net income or loss on a one-quarter lag basis. Accordingly, we recognized $49,275,000 for our share of Toys fourth quarter net income in our first quarter of 2006. In addition, we recognized $2,656,000 of interest income for our share of Toys’ senior unsecured bridge loan and $829,000 of management fees, which together with our share of Toys fourth quarter net income aggregated $52,760,000.

The unaudited information set forth below presents our pro forma condensed consolidated statement of income for the three months ended March 31, 2005 (including Toys’ results for the three months ended January 29, 2005) as if our 32.9% investment in Toy’s was made on February 1, 2004. The unaudited pro forma information below is not necessarily indicative of what our actual results would have been had the Toys transaction been consummated on February 1, 2004, nor does it represent the results of operations for any future periods. In our opinion, all adjustments necessary to reflect this transaction have been made.

Condensed Consolidated Statements of Income (in thousands, except per share amounts)	For the Three Months Ended March 31,
	Actual 2006	Pro Forma 2005
Revenues	$647,601	$596,184
Income before allocation to limited partners	$170,059	$310,632
Minority limited partners’ interest in the Operating Partnership	(15,874)	(35,330)
Perpetual preferred unit distributions of the Operating Partnership	(4,973)	(18,541)
Net income	149,212	256,761
Preferred share dividends	(14,407)	(12,386)
Net income applicable to common shares	$134,805	$244,375
Net income per common share – basic	$0.96	$1.90
Net income per common share – diluted	$0.91	$1.81

Income from Partially-Owned Entities

Below are the details of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the three months ended March 31, 2006 and 2005:

(Amounts in thousands)

	Total	Newkirk MLP	Monmouth Mall	Beverly Connection		Partially- Owned Office Buildings	Other
March 31, 2006:
Revenues		$58,060	$6,531	$1,237		$45,210
Expenses:
Operating, general and administrative and costs of goods sold		(6,637)	(2,431)	(1,448)		(17,247)
Depreciation		(12,170)	(1,167)	(4,309)		(7,428)
Interest expense		(12,971)	(2,262)	(2,704)		(15,078)
Other, net		—	(161)	(709)		130
Net income (loss)		$26,282	$510	$(7,933)		$5,587

Company’s interest		15.8%	50%	50%		31.4%
Equity in net income (loss)	$2,510	$4,158	$255	$(3,967)		$1,757	$307
Interest and other income	2,864	45	238	2,632		(447)	396
Fee income	677	—	264	300		—	113
Income (loss) from partially-owned entities	$6,051	$4,203	$757	$(1,035	)(1)	$1,310	$816

March 31, 2005:
Revenues		$59,639	$6,262			$31,651
Expenses:
Operating, general and administrative and costs of goods sold		(1,549)	(2,667)			(13,654)
Depreciation		(8,617)	(1,162)			(5,563)
Interest expense		(18,123)	(1,846)			(8,124)
Other, net		(4,158)	(791)			1,809
Net income (loss)		$27,192	$(204)			$6,119

Company’s interest		22.5%	50%			12.3%
Equity in net income (loss)	$6,241	$5,810	$(102)			$753	$(220)
Interest and other income	2,716	658	823			(33)	1,268
Fee income	265	—	265			—	—
Income from partially-owned entities	$9,222	$6,468	$986	$ N/A		$720	$1,048

(Decrease) increase in income of partially-owned entities	$(3,171)	$(2,265)	$(229)	$(1,035	)(1)	$590	$(232)

(1)                                  Includes our $2,062 share of accelerated depreciation expense upon the write-off of one of the venture’s assets in the three months ended March 31, 2006.

Two entities contesting our acquisition of H Street have impeded access to their financial information and accordingly, we cannot record our pro rata share of their earnings or disclose our pro rata share of their outstanding debt in the accompanying consolidated financial statements.

On March 31, 2006, GMH disclosed that it expects to restate its prior period earnings and delay the filing of its annual report on Form 10-K for the year ended December 31, 2005 until May 15, 2006. Accordingly, we have not recognized any income or loss related to GMH’s fourth quarter of 2005 in our income from partially-owned entities for the quarter ended March 31, 2006.

Interest and Other Investment Income

Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $22,476,000 for the three months ended March 31, 2006, compared to $101,198,000 in the prior year’s first quarter, a decrease of $78,722,000. This decrease resulted primarily from:

(Amounts in thousands)
Sears Holdings derivative position – net gain of $18,611 this quarter compared to $93,993 in the prior year’s quarter	$75,382
McDonalds derivative position – net gain this quarter (investment made subsequent to the prior year’s first quarter)	(6,300)
GMH warrants derivative position – net loss of $20,475 this quarter compared to $10,178 in the prior year’s quarter	10,297
Other, net	(657)
$78,722

Interest and Debt Expense

Interest and debt expense was $104,092,000 for the three months ended March 31, 2006, compared to $77,699,000 in the prior year’s quarter, an increase of $26,393,000. Of this increase, (i) approximately $13,900,000 resulted from a $1.1 billion increase in outstanding debt due to property acquisitions and refinancings, (ii) $5,626,000 resulted from a 232 basis point increase in the weighted average interest rate on variable rate of debt, (iii) $4,600,000 resulted from the March 29, 2005 issuance of $500,000,000 exchangeable senior debentures and (iv) $1,700,000 resulted from the February 16, 2006 issuance of $250,000,000 unsecured notes due 2011.

Net Gain on Disposition of Wholly-Owned and Partially-Owned Assets Other than Depreciable Real Estate

Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate was $548,000 and $3,488,000 for the three months ended March 31, 2006 and 2005, respectively, and consists primarily of net gains on sales of marketable equity securities. In addition, the three months ended March 31, 2005 includes a $1,469,000 net gain on sale of a land parcel.

Minority Interest (Expense) Income of Partially-Owned Entities

We recognized minority interest expense of $274,000 for the three months ended March 31, 2006, compared to $603,000 of income for the prior year’s first quarter, a change of $877,000. This change resulted primarily from a $1,019,000 increase in Americold’s minority interest expense.

Income From Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the three months ended March 31, 2006 and 2005 include the operating results of Vineland, New Jersey; 33 North Dearborn Street in Chicago, Illinois, which was sold on March 14, 2006; and 424 Sixth Avenue in New York City, which was sold on March 13, 2006.

	For The Three Months Ended March 31,
(Amounts in thousands)	2006	2005
Revenues	$1,863	$4,485
Expenses	837	2,850
Net income	1,026	1,635
Net gain on sale of 33 North Dearborn Street	4,835	—
Net gain on sale of 424 Sixth Avenue	9,218	—
Net gain on disposition of other real estate	2,107	—
Income from discontinued operations	$17,186	$1,635

Minority Limited Partners’ Interest in the Operating Partnership

Minority limited partners’ interest in the Operating Partnership was $15,874,000 for the three months ended March 31, 2006 compared to $27,195,000 for the prior year’s first quarter, a decrease of $11,321,000. This decrease results primarily from lower net income subject to allocation to the minority limited partners.

Perpetual Preferred Unit Distributions of the Operating Partnership

Perpetual preferred unit distributions of the Operating Partnership were $4,973,000 for the three months ended March 31, 2006, compared to $18,541,000 for the prior year’s first quarter, a decrease of $13,568,000. This decrease resulted primarily from the redemption of the D-3, D-4, D-5, D-6, D-7, and D-8 perpetual preferred units in 2005.

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the three months ended March 31, 2006 from the three months ended March 31, 2005.

		Office					Temperature
(Amounts in thousands)	Total	New York	Washington, DC		Retail	Merchandise Mart	Controlled Logistics	Toys	Other

Three months ended March 31, 2005	$358,561	$83,390	$74,640		$48,087	$42,812	$17,187	$—	$92,445
2006 Operations:
Same store operations(1)		4,600	(2,946)		2,159	(574)	(107)
Acquisitions, dispositions and non-operating items that affect comparability, including divisional general and administrative expenses		(838)	5,897		23,241	(6,819)	855
Three months ended March 31, 2006	$470,842	$87,152	$77,591		$73,487	$35,419	$17,935	$172,991	$6,267
% increase (decrease) in same store operations		5.5%	(3.9%)	(2)	4.5%	(1.7%) (3)	(0.7%)

(1)               Represents the increase (decrease) in property-level operations which were owned for the entire period in each quarter and excludes the effect of property acquisitions, dispositions and other non-operating items that affect comparability, including divisional general and administrative expenses.  Beginning on January 1, 2006, we have revised our definition of same store operations to exclude divisional general and administrative expenses. We utilize this measure to make decisions on whether to buy or sell properties as well as to compare the performance of our properties to that of our peers.  Same store operations may not be comparable to similarly titled measures employed by other companies.

(2)               Results from space vacated in the second half of 2005 by the Patent Trade Office at our Crystal Park One and Two office properties.

(3)               Results from a decrease in EBITDA from the Chicago Gift and Los Angeles Furniture trade shows as a result of lower booth sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2006

Cash flows provided by operating activities of $190,469,000 was primarily comprised of (i) net income of $149,212,000, (ii) adjustments for non-cash items of $22,053,000, (iii) distributions of income from partially-owned entities of $8,286,000, and (iii) the net change in operating assets and liabilities of $10,918,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $94,181,000, (ii) allocation of income to minority limited partners of the Operating Partnership of $15,874,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $4,973,000, partially offset by, (iv) net gains from derivative positions of $3,953,000, (v) equity in net income of partially-owned entities (including Toys and Alexander’s) of $55,216,000, (vi) net gains on sale of real estate of $16,160,000, (vii) amortization of acquired below market leases net of above market leases of $4,808,000 (viii) the effect of straight-lining of rental income of $12,564,000 and (ix) net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $548,000.

Net cash used in investing activities of $165,068,000 was primarily comprised of (i) investments in notes and mortgage loans receivable of $57,535,000, (ii) capital expenditures of $41,574,000, (iii) development and redevelopment expenditures of $58,033,000, (iv) investments in partially-owned entities of $22,879,000, (v) acquisitions of real estate of $148,330,000, (vi) investments in marketable securities of $46,475,000, partially offset by, (vii) proceeds received on the settlement of derivatives (primarily Sears Holdings) of $135,028,000, (viii) proceeds from the sale of real estate of $71,887,000, (ix) restricted cash of $11,050,000, (x) distributions of capital from partially-owned entities of $2,542,000, (xi) proceeds from the sale of marketable securities of $5,392,000, and (xii) repayments on notes and mortgages receivable of $5,632,000.

Net cash provided by financing activities of $260,025,000 was primarily comprised of (i) proceeds from borrowings of $605,298,000, (ii) proceeds of $3,309,000 from the exercise by employees of share options, partially offset by, (iii) dividends paid on common shares of $113,024,000, (iv) repayments of borrowings of $195,845,000, (v) dividends paid on preferred shares of $14,446,000, (vi) distributions to minority partners of $17,725,000 and (vii) debt issuance costs of $7,542,000.

During 2006 and 2007, $229,867,000 and $811,940,000 of the Company’s notes and mortgages payable mature, respectively. The Company may refinance such loans or choose to repay all or a portion of such loans using existing cash balances or its revolving credit facility.

Capital Expenditures

We classify our capital expenditures, comprised of expenditures to maintain assets, tenant improvements and leasing commissions, as follows:

•                  Recurring — capital improvements expended to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases.

•                  Non-recurring — capital improvements completed in the year of acquisition and the following two years which were planned at the time of acquisition as well as tenant improvements and leasing commissions for space which was vacant at the time of acquisition of a property.

Our development and redevelopment expenditures include all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the property is substantially complete and ready for its intended use.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2006.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Capital Expenditures – Accrual basis:
Expenditures to maintain the assets:
Recurring	$12,059	$2,290	$2,187	$335	$2,764	$1,870	$2,613
Non-recurring	—	—	—	—	—	—	—
	12,059	2,290	2,187	335	2,764	1,870	2,613
Tenant improvements:
Recurring	18,847	9,241	5,375	1,278	2,953	—	—
Non-recurring	89	—	89	—	—	—	—
	18,936	9,241	5,464	1,278	2,953	—	—
Total	$30,995	$11,531	$7,651	$1,613	$5,717	$1,870	$2,613

Leasing Commissions:
Recurring	$5,708	$3,432	$1,227	$764	$285	$—	$—
Non-recurring	32	—	32	—	—	—	—
	$5,740	$3,432	$1,259	$764	$285	$—	$—

Tenant improvements and leasing commissions:
Per square foot	$16.94	$27.83	$13.32	$11.94	$9.89	$—	$—
Per square foot per annum	$2.35	$3.45	$2.14	$1.64	$1.52	$—	$—

Square feet leased	1,459	458	500	173	328	N/A	N/A

Total Capital Expenditures and Leasing Commissions - Accrual basis	$36,735	$14,963	$8,910	$2,377	$6,002	$1,870	$2,613
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	21,117	6,595	10,522	203	3,797	—	—
Expenditures to be made in future periods for the current period	(22,196)	(12,942)	(6,137)	(1,867)	(1,250)	—	—
Total Capital Expenditures and Leasing Commissions - Cash basis	$35,656	$8,616	$13,295	$713	$8,549	$1,870	$2,613

Development and Redevelopment Expenditures:
Tonnelle Avenue (acquisition of land)	$25,039	$—	$—	$25,039	$—	$—	$—
Bergen Mall	5,443	—	—	5,443	—	—	—
7 West 34th Street	4,148	—	—	—	4,148	—	—
Crystal Plazas (PTO)	4,049	—	4,049	—	—	—	—
1740 Broadway	1,817	1,817	—	—	—	—	—
Green Acres Mall	1,697	—	—	1,697	—	—	—
640 Fifth Avenue	867	867	—	—	—	—	—
715 Lexington Avenue	505	—	—	505	—	—	—
Other	17,785	311	1,875	3,947	—	—	11,652
	$61,350	$2,995	$5,924	$36,631	$4,148	$—	$11,652

Cash Flows for the Three Months Ended March 31, 2005

Cash flows provided by operating activities of $134,023,000 was primarily comprised of (i) net income of $199,819,000, (ii) distributions of income from partially-owned entities of $6,201,000, partially offset by (iii) adjustments for non-cash items of $9,002,000 and (iv) the net change in operating assets and liabilities of $62,995,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $81,410,000, (ii) allocation of income to limited partners of the Operating Partnership of $27,195,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $16,341,000, (iv) net loss on mark-to-market of GMH Communities L.P. warrants of $10,178,000, (v) the write-off of preferred unit issuance costs of $2,200,000, partially offset by, (vi) net gains on conversion of Sears common shares and derivative position to Sears Holding common shares and derivative position of $86,094,000, (vii) net gain on mark-to-market of Sears Holding derivative position of $7,899,000, (viii) net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $3,488,000, (ix) the effect of straight-lining of rental income of $11,405,000, (x) equity in net income of partially-owned entities and Alexander’s of $34,608,000 and (xi) amortization of acquired below market leases net of above market leases of $2,229,000.

Net cash used in investing activities of $6,849,000 was primarily comprised of (i) investments in notes and mortgage loans receivable of $152,000,000, (ii) capital expenditures of $1,744,000, (iii) development and redevelopment expenditures of $32,404,000, (iv) investments in partially-owned entities of $112,066,000, (v) acquisitions of real estate of $8,135,000, (vi) investments in marketable securities of $52,322,000, partially offset by (vii) proceeds from the sale of real estate of $1,980,000, (viii) distributions from partially-owned entities of $3,406,000, (ix) repayments on notes and mortgages receivable of $274,711,000, (x) restricted cash of $42,257,000 and (xi) proceeds from the sale of marketable securities of $29,468,000.

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

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures – Accrual basis:
Expenditures to maintain the assets:
Recurring	$7,010	$2,045	$1,223	$(674)	$4,416	$—
Non-recurring	—	—	—	—	—	—
	7,010	2,045	1,223	(674)	4,416	—
Tenant improvements:
Recurring	17,725	8,106	1,848	1,920	5,851	—
Non-recurring	1,938	—	1,938	—	—	—
	19,663	8,106	3,786	1,920	5,851	—
Total	$26,673	$10,151	$5,009	$1,246	$10,267	$—

Leasing Commissions:
Recurring	$4,052	$2,241	$496	$232	$1,083	$—
Non-recurring	294	—	294	—	—	—
	$4,346	$2,241	$790	$232	$1,083	$—
Tenant improvements and leasing commissions:
Per square foot	$19.43	$38.02	$16.51	$10.27	$15.02	$—
Per square foot per annum	$2.82	$5.11	$3.00	$1.10	$2.12	$—

Square feet leased	1,298	269	358	210	461	—

Total Capital Expenditures and Leasing Commissions - Accrual basis	$31,019	$12,392	$5,799	$1,478	$11,350	$—
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	9,421	4,137	4,003	663	618	—
Expenditures to be made in future periods for the current period	(18,410)	(10,366)	(3,890)	(2,152)	(2,002)	—
Total Capital Expenditures and Leasing Commissions - Cash basis	$22,030	$6,163	$5,912	$(11)	$9,966	$—

Development and Redevelopment Expenditures:
7 West 34th Street	$8,276	$—	$—	$—	$8,276	$—
Crystal Plaza (PTO)	7,394	—	7,394	—	—	—
640 Fifth Avenue	2,398	2,398	—	—	—	—
Crystal Drive – retail	905	—	905	—	—	—
Other	13,431	651	—	5,264	7,145	371
	$32,404	$3,049	$8,299	$5,264	$15,421	$371

SUPPLEMENTAL INFORMATION

Three Months Ended March 31, 2006 vs. Three Months Ended December 31, 2005

Below are the details of the changes in EBITDA by segment for the three months ended March 31, 2006 from the three months ended December 31, 2005.

		Office
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart		Temperature Controlled Logistics	Toys	Other

EBITDA for the three months ended December 31, 2005	$360,488	$90,468	$73,389	$55,394	$33,845		$22,076	$8,471	$76,845
2006 Operations:		67	(2,786)	1,338	(5,083)		(1,945)
Same store operations(1)
Acquisitions, dispositions and non-operating items that affect comparability, including divisional general and administrative expenses		(3,383)	6,988	16,755	6,657		(2,196)
EBITDA for the three months ended March 31, 2006	$470,842	$87,152	$77,591	$73,487	$35,419		$17,935	$172,991	$6,267
% (decrease) increase in same store operations		0.1%	(3.5%)	2.3%	(13.4%)	(2)	(11.0%) (2)

(1)                                  Represents the increase (decrease) in property-level operations which were owned for the entire period in each quarter and excludes the effect of property acquisitions, dispositions and other non-operating items that affect comparability, including divisional general and administrative expenses.  Beginning on January 1, 2006, we have revised our definition of same store operations to exclude divisional general and administrative expenses. We utilize this measure to make decisions on whether to buy or sell properties as well as to compare the performance of our properties to that of our peers.  Same store operations may not be comparable to similarly titled measures employed by other companies.

(2)           Results primarily from seasonality of operations.

The following table reconciles Net income to EBITDA for the quarter ended December 31, 2005.

		Office
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Temperature Controlled Logistics	Toys	Other

Net income for the three months ended December 31, 2005	$119,961	$50,867	$27,776	$26,311	$18,397	$6,710	$(39,966)	$29,866
Interest and debt expense	140,505	16,399	21,920	17,797	2,868	6,905	42,176	32,440
Depreciation and amortization	124,053	23,202	23,440	11,286	12,499	8,652	30,644	14,330
Income tax (benefit) expense	(24,031)	—	253	—	81	(191)	(24,383)	209
EBITDA for the three months ended December 31, 2005	$360,488	$90,468	$73,389	$55,394	$33,845	$22,076	$8,471	$76,845

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

FFO and FFO per diluted share are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO and FFO per diluted share should be evaluated along with GAAP net income and income per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs. We believe that FFO and FFO per diluted share are helpful to investors as supplemental performance measures because these measures exclude the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs.

FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in our Consolidated Statements of Cash Flows. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity.

The calculations of both the numerator and denominator used in the computation of income per share are disclosed in footnote 12 - Income Per Share, in the notes to our consolidated financial statements on page 22 of this Quarterly Report on Form 10-Q.

FFO for the Three Months Ended March 31, 2006, and 2005

FFO applicable to common shares plus assumed conversions was $211,916,000, or $1.37 per diluted share for the three months ended March 31, 2006, compared to $248,725,000 or $1.84 per diluted share for the prior year’s quarter, a decrease of $36,809,000 or $0.47 per share. Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

	For The Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2006	2005
Reconciliation of Net Income to FFO:
Net income	$149,212	$199,819
Depreciation and amortization of real property	76,443	63,876
Net gain on sale of real estate	(16,160)	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	25,009	6,297
Net gain on sale of real estate	(329)	(135)
Income tax effect of Toys adjustments included above	(5,913)	—
Minority limited partners’ share of above adjustments	(7,224)	(9,001)
FFO	221,038	260,856
Preferred share dividends	(14,407)	(12,386)
FFO applicable to common shares	206,631	248,470
Interest on 3.875% exchangeable senior debentures	5,094	—
Series A convertible preferred share dividends	191	255
FFO applicable to common shares plus assumed conversions	$211,916	$248,725

Reconciliation of Weighted Average Shares:
Weighted average common shares outstanding	141,150	128,313
Effect of dilutive securities:
Employee stock options and restricted share awards	7,488	6,571
3.875% exchangeable senior debentures	5,531	—
Series A convertible preferred shares	326	435
Denominator for diluted FFO per share	154,495	135,319

Diluted FFO per share	$1.37	$1.84

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

	As at March 31, 2006			As at December 31, 2005
(Amounts in thousands, except per share amounts)	Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate (1)	$969,813	6.54%	$9,698	$1,150,333	5.98%
Fixed rate	5,958,738	5.99%	—	5,104,550	6.06%
	$6,928,551	6.06%	9,698	$6,254,883	6.04%
Pro-rata share of debt of non-consolidated entities (non-recourse):
Variable rate – excluding Toys	$225,385	6.18%	2,254	$199,273	5.64%
Variable rate – Toys	1,344,551	7.23%	13,446	1,623,447	7.02%
Fixed rate (including $555,822, and $557,844 of Toys debt in 2006 and 2005)	1,194,849	7.39%	—	1,179,626	7.23%
	$2,764,785	7.21%	15,700	$3,002,346	7.01%
Minority limited partners’ share of above			(3,266)
Total change in annual net income			$22,132
Per share-diluted			$0.15

(1)          Includes $496,969 for our senior unsecured notes due 2007, as we entered into an interest rate swap that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus 0.7725%, based upon the trailing three month LIBOR rate (4.99% if set on March 31, 2006). In accordance with SFAS No. 133, as amended, we are required to record the fair value of this derivative instrument at each reporting period. At March 31, 2006, the fair value adjustment was a reduction of $2,854, and is included in the balance of the senior unsecured notes above.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, we have notes and mortgage loans receivables aggregating $209,393,000, as of March 31, 2006, which are based on variable rates, and partially mitigates our exposure to a change in interest rates.

Fair Value of Our Debt

The aggregate fair value of our debt exceeds its carrying amount, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, by approximately $13,620,000 at March 31, 2006.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including an economic interest in McDonalds common shares and warrants to purchase common shares of GMH Communities Trust, or operating partnership units of GMH Communities L.P. In addition, during the quarter ended March 31, 2006, we settled our derivative position in the common shares of Sears Holdings. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income and expense. During the quarter ended March 31, 2006, we recognized net income aggregating approximately $4,436,000 from these positions, after all expenses and LIBOR charges.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, such disclosure controls and procedures were effective.

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

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

The following updates the discussion set forth under “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date May 2, 2006	By:	/s/ Joseph Macnow
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

*

3.59	-

Thirty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

*

*              Incorporated by reference.

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

10.1	**	-	Vornado Realty Trust’s 1993 Omnibus Share Plan - Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 331-09159), filed on July 30, 1996	*

10.2	**	-

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

*

10.4	**	-

Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 2001, as Amended – Incorporated by reference to Exhibit 10.4 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 001-11954), filed on November 1, 2005

*

10.5	**	-

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

Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992 -Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

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

Amendment to Real Estate Retention Agreement between Vornado, Inc., Keen Realty Consultants, Inc. and Alexander’s, Inc., dated February 6, 1995 - Incorporated by reference to Exhibit 10(F)(2) to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed March 23, 1995

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

*

10.13	**	-

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

*

10.15	**	-

Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2005 – Incorporated by reference to Exhibit 10.15 to Vornado Realty Trust Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-11954), filed on February 28, 2006

*

10.16	**	-

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

*

*        Incorporated by reference.
**      Management contract or compensatory agreement.

10.20	**	-

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 001-11954), filed on May 1, 2002

*

10.21	**	-

First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.22	**	-

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

*

10.23	**	-

First Amendment, dated June 7, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.3 to Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.24	**	-

Second Amendment, dated October 31, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.4 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.25	**	-

2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.7 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.26	**	-

First Amendment, dated October 31, 2002, to the 2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.8 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.27	**	-

First Amendment, dated October 31, 2002, to the Registration Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.9 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.28	**	-

Trust Agreement between Vornado Realty Trust and Chase Manhattan Bank, dated December 2, 1996 - Incorporated by reference to Exhibit 99.10 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.29	**	-

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

Form of Registration Rights Agreement between Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.3 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-102217), filed on December 26, 2002

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

*

10.37	**	-	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-102216) filed December 26, 2002	*

10.38	**	-

First Amended and Restated Promissory Note from Michael D. Fascitelli to Vornado Realty Trust, dated December 17, 2001 – Incorporated by reference to Exhibit 10.59 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.39	**	-

Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002– Incorporated by reference to Exhibit 10.60 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.40	**	-

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

*

10.46	**	-

Form of Stock Option Agreement between the Company and certain employees dated as of February 8, 2005 – Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.47	**	-

Form of Restricted Stock Agreement between the Company and certain employees – Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.48	**	-

Employment Agreement between Vornado Realty Trust and Sandeep Mathrani, dated February 22, 2005 and effective as of January 1, 2005 – Incorporated by reference to Exhibit 10.76 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*

10.49		-

Contribution Agreement, dated May 12, 2005, by and among Robert Kogod, Vornado Realty L.P. and certain Vornado Realty Trust’s affiliates – Incorporated by reference to Exhibit 10.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-11954), filed in February 28, 2006

*

10.50	**		Amendment, dated March 17, 2006, to the Vornado Realty Trust Omnibus Share Plan

10.51	**	-

Form of Vornado Realty Trust 2006 Out-Performance Plan Award Agreement, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

*

10.52	**	-

Form of Vornado Realty Trust 2002 Omnibus Share Plan Restricted LTIP Unit Agreement – Incorporated by reference to Exhibit 10.3 to Vornado Realty Trust’s Form 8-K (Filed No. 001-11954), filed on May 1, 2006

*

15.1		-	Letter Regarding Unaudited Interim Financial Information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer
31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer
32.1		-	Section 1350 Certification of the Chief Executive Officer
32.2		-	Section 1350 Certification of the Chief Financial Officer

*         Incorporated by reference.

**       Management contract or compensatory agreement.