Form 10-Q
period 2006-06-30
VORNADO REALTY TRUST
filed 2006-08-01
CIK 899689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

☐   Yes             ☒   No

As of June 30, 2006, 141,722,352 of the registrant’s common shares of beneficial interest are outstanding.

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	June 30, 2006	December 31, 2005
ASSETS
Real estate, at cost:
Land	$2,474,745	$2,337,878
Buildings and improvements	9,061,052	8,467,973
Development costs and construction in progress	222,770	235,347
Leasehold improvements and equipment	341,754	326,614
Total	12,100,321	11,367,812
Less accumulated depreciation and amortization	(1,813,894)	(1,663,777)
Real estate, net	10,286,427	9,704,035
Cash and cash equivalents	494,390	294,504
Escrow deposits and restricted cash	206,553	192,619
Marketable securities	218,332	276,146
Investments and advances to partially-owned entities, including Alexander’s of $111,793 and $105,241	1,029,820	944,023
Investment in Toys “R” Us, including a $76,816 participation in a senior unsecured bank loan bridge facility in each period	463,701	425,830
Due from officers	23,845	23,790
Accounts receivable, net of allowance for doubtful accounts of $15,531 and $16,907	193,992	238,351
Notes and mortgage loans receivable	603,198	363,565
Receivable arising from the straight-lining of rents, net of allowance of $2,595 and $6,051	409,211	375,547
Other assets	625,945	722,392
Assets related to discontinued operations	908	76,361
	$14,556,322	$13,637,163

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes and mortgages payable	$5,464,511	$4,794,411
Senior unsecured notes	1,193,183	948,889
Exchangeable senior debentures	491,250	490,750
Americold Realty Trust revolving credit facility	3,936	9,076
Accounts payable and accrued expenses	390,420	476,523
Deferred credit	190,382	184,206
Other liabilities	165,883	148,506
Officers compensation payable	58,543	52,020
Liabilities related to discontinued operations	—	12,831
Total liabilities	7,958,108	7,117,212
Minority interest, including unitholders in the Operating Partnership	1,292,063	1,256,441
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 34,117,667 and 34,169,572 shares	831,931	834,527
Common shares of beneficial interest: $.04 par value per share; authorized, 200,000,000 shares; issued and outstanding 141,722,352 and 141,153,430 shares	5,709	5,675
Additional capital	4,270,822	4,243,465
Earnings in excess of distributions	160,320	103,061
	5,268,782	5,186,728
Common shares issued to officer’s trust	(65,753)	(65,753)
Deferred compensation shares earned but not yet delivered	68,285	69,547
Deferred compensation shares issued but not yet earned	(10,309)	(10,418)
Accumulated other comprehensive income	45,146	83,406
Total shareholders’ equity	5,306,151	5,263,510
	$14,556,322	$13,637,163

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2006	2005	2006	2005
REVENUES:
Property rentals	$393,476	$341,091	$761,579	$675,477
Temperature Controlled Logistics	187,047	178,891	382,897	360,116
Tenant expense reimbursements	60,920	49,917	122,647	99,726
Fee and other income	21,589	21,576	43,246	51,405
Total revenues	663,032	591,475	1,310,369	1,186,724
EXPENSES:
Operating	319,851	282,430	651,766	578,256
Depreciation and amortization	98,880	83,234	189,185	160,522
General and administrative	52,563	45,796	98,427	86,455
Total expenses	471,294	411,460	939,378	825,233
Operating income	191,738	180,015	370,991	361,491
Income applicable to Alexander’s	14,750	13,030	11,155	38,416
(Loss) income applicable to Toys “R” Us	(7,884)	—	44,876	—
Income from partially-owned entities	14,635	6,598	20,686	15,820
Interest and other investment income	16,623	69,923	39,098	171,121
Interest and debt expense	(120,822)	(83,414)	(224,716)	(160,918)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	56,947	—	57,495	3,488
Minority interest of partially-owned entities	3,118	1,127	2,844	1,730
Income from continuing operations	169,105	187,279	322,429	431,148
Income from discontinued operations	16,762	32,930	33,497	34,616
Income before allocation to limited partners	185,867	220,209	355,926	465,764
Minority limited partners’ interest in the Operating Partnership	(17,324)	(23,975)	(33,198)	(51,170)
Perpetual preferred unit distributions of the Operating Partnership	(5,374)	(15,152)	(10,347)	(33,693)
Net income	163,169	181,082	312,381	380,901
Preferred share dividends	(14,404)	(8,385)	(28,811)	(20,771)
NET INCOME applicable to common shares	$148,765	$172,697	$283,570	$360,130

INCOME PER COMMON SHARE — BASIC:
Income from continuing operations	$0.93	$1.08	$1.77	$2.52
Income from discontinued operations	0.12	0.25	0.24	0.27
Net income per common share	$1.05	$1.33	$2.01	$2.79

INCOME PER COMMON SHARE — DILUTED:
Income from continuing operations	$0.88	$1.02	$1.68	$2.38
Income from discontinued operations	0.11	0.23	0.22	0.25
Net income per common share	$0.99	$1.25	$1.90	$2.63

DIVIDENDS PER COMMON SHARE	$0.80	$0.76	$1.60	$1.52

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
(Amounts in thousands)	2006	2005
Cash Flows from Operating Activities:
Net income	$312,381	$380,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	200,353	167,431
Equity in income of partially-owned entities, including Alexander’s and Toys “R” Us	(76,717)	(54,236)
Net gain on dispositions of wholly-owned and partially-owned assets other than depreciable real estate	(57,495)	(3,488)
Net gain on sale of real estate	(33,769)	(31,614)
Minority limited partners’ interest in the Operating Partnership	33,198	51,170
Straight-lining of rental income	(30,182)	(22,059)
Perpetual preferred unit distributions of the Operating Partnership	10,347	31,493
Amortization of below market leases, net	(8,471)	(5,656)
Net loss (gain) from derivative positions, including Sears Holdings, McDonalds and GMH	5,076	(134,416)
Minority interest of partially-owned entities	(2,844)	(1,730)
Write-off of issuance costs of preferred units redeemed	—	2,200
Distributions of income from partially-owned entities	19,318	14,895
Changes in operating assets and liabilities:
Accounts receivable, net	44,364	4,533
Accounts payable and accrued expenses	(69,495)	(11,948)
Other assets	(13,545)	(74,857)
Other liabilities	26,722	7,834
Net cash provided by operating activities	359,241	320,453
Cash Flows from Investing Activities:
Investments in notes and mortgage loans receivable	(260,667)	(275,000)
Acquisitions of real estate and other	(244,938)	(217,266)
Proceeds received on settlement of derivatives (primarily Sears Holdings)	135,028	—
Proceeds from sale of, and return of investment in, marketable securities	132,898	29,468
Additions to real estate	(90,443)	(26,868)
Development costs and construction in progress	(112,650)	(62,707)
Proceeds from sale of real estate	110,388	126,584
Investments in partially-owned entities	(89,584)	(182,657)
Purchases of marketable securities	(57,992)	(154,509)
Distributions of capital from partially-owned entities	29,703	8,246
Proceeds received upon repayment of notes and mortgage loans receivable	20,248	358,000
Cash restricted, including mortgage escrows	(40,752)	35,255
Deposits in connection with real estate acquisitions, including pre-acquisition costs	(44,163)	—
Net cash used in investing activities	(512,924)	(361,454)

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2006	2005
Cash Flows from Financing Activities:
Proceeds from borrowings	1,401,291	795,000
Repayments of borrowings	(786,519)	(185,681)
Dividends paid on common shares	(226,310)	(202,591)
Distributions to minority partners	(41,265)	(57,984)
Dividends paid on preferred shares	(28,853)	(14,884)
Debt issuance costs	(8,077)	(4,797)
Exercise of share options	9,157	40,798
Redemption of perpetual preferred shares and units	—	(195,000)
Proceeds from issuance of preferred shares and units	34,145	108,956
Net cash provided by financing activities	353,569	283,817
Net increase in cash and cash equivalents	199,886	242,816
Cash and cash equivalents at beginning of period	294,504	599,282
Cash and cash equivalents at end of period	$494,390	$842,098

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $6,094 and $7,200)	$216,824	$157,337

Non-Cash Transactions:
Financing assumed in acquisitions	$272,846	$98,783
Conversion of Class A Operating Partnership units to common shares	3,560	71,500
Unrealized net gain on securities available for sale	15,173	42,354

See notes to consolidated financial statements.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  All references to “our,” “we,” “us,” “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries.  We are the sole general partner of, and owned approximately 89.7% of the common limited partnership interest in, the Operating Partnership at June 30, 2006.

Substantially all of Vornado Realty Trust’s assets are held through subsidiaries of the Operating Partnership.  Accordingly, Vornado Realty Trust’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.

2.     Basis of Presentation

The accompanying consolidated financial statements are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of Vornado and its majority-owned subsidiaries, including the Operating Partnership, as well as certain partially-owned entities in which we own (i) more than 50% unless a partner has shared board and management representation and authority and substantive participation rights on all significant business decisions or (ii) 50% or less when we are considered the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) — Consolidation of Variable Interest Entities (“FIN 46R”).  In addition, we consider Emerging Issues Task Force (“EITF”) Issue No. 04-05 in determining whether our investments in limited partnerships, in which the Company is a general partner, should be consolidated.  All significant inter-company amounts have been eliminated.  Equity interests in partially-owned entities are accounted for under the equity method of accounting when they do not meet the criteria for consolidation and our ownership interest is greater than 20%.  When partially-owned investments are in partnership form, the 20% threshold for equity method accounting is generally reduced to 3% to 5%, based on our ability to influence the operating and financial policies of the partnership.  Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities.  Investments in partially-owned entities that do not meet the criteria for consolidation or for equity method accounting are accounted for on the cost method.

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

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB No. 133 and 140.  The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 becomes effective on January 1, 2007.  We are currently evaluating the impact of adopting this Interpretation.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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

BNA Complex

On February 17, 2006, we entered into an agreement to sell our 277,000 square foot Crystal Mall Two office building, located in Arlington, Virginia, to The Bureau of National Affairs, Inc. (“BNA”) for its corporate headquarters.  Simultaneously, we agreed to acquire a three building complex from BNA containing approximately 300,000 square feet, which is located in Washington D.C.’s West End between Georgetown and the Central Business District.  We will receive sales proceeds of approximately $100,000,000 for Crystal Mall Two and recognize a net gain on sale of approximately $23,000,000.  We will pay BNA $111,000,000 for the three building complex.  One of the buildings, containing 130,000 square feet, will remain an office building, while the other two buildings will be redeveloped into residential condominiums.  These transactions are expected to close in the second half of 2007.

San Jose, California Ground-up Development

On March 29, 2006, a joint venture, in which we have a 45% equity interest and are a co-managing partner, acquired 55 acres of land in San Jose, California for approximately $59,600,000, including closing costs.  The purchase price was funded with $20,643,000 of cash contributed by the partners, of which our share was $9,289,000, and $38,957,000 drawn on a $117,000,000 acquisition/construction loan.  The remainder of the loan will be used to fund the development of a 635,000 square foot retail center on the site.  As of June 30, 2006, $44,599,000 was outstanding under the loan, which bears interest at LIBOR plus 1.75% (6.94% at June 30, 2006) and matures in March 2009 with a one-year extension option.  Upon completion of the development we have an option to acquire our partner’s 55% equity interest at a 7% unlevered yield. We account for this investment on the equity method.

1925 K Street

On April 13, 2006, we acquired the 92.65% interest that we did not already own of 1925 K Street, a 150,000 square foot office building located in the Central Business District of Washington, DC.  The purchase price for the 92.65% interest was $52,800,000, consisting of $34,600,000 in cash and $18,200,000 of existing mortgage debt.   Mitchell N. Schear, President of our Washington, DC Office division, received $3,675,000 for his share of the proceeds as a partner of the selling entity.  We plan to redevelop this property into a 225,000 square foot Class A office building at a cost of approximately $80,000,000.  We consolidate the accounts of this property into our financial position and results of operations from the date of acquisition.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

4.    Acquisitions and Dispositions - continued

1540 Broadway

On July 11, 2006, we acquired the retail, signage and parking components of 1540 Broadway located in Manhattan’s Times Square between 45th and 46th Street.  The purchase price was approximately $260,000,000 in cash.  The property contains 152,000 square feet of retail space which is 60% occupied.  The principal tenants are Virgin Records and Planet Hollywood.  We consolidate the accounts of this property into our financial position and results of operations from the date of acquisition.

Filene’s, Boston, Massachusetts

On July 10, 2006, we entered into an agreement to purchase the 656,000 square foot Filene’s property located in the Downtown Crossing district of Boston from Federated Department Stores, Inc.  The purchase price is approximately $100,000,000 in cash.  We plan to redevelop and expand the property for office and retail use, subject to governmental approvals.  The purchase is expected to close in the fourth quarter of 2006, subject to customary closing conditions.

Other

In addition to the acquisitions described above, during 2006 we completed $205,950,000 of other real estate acquisitions and investments, comprised of $191,450,000 in cash and $14,500,000 of existing mortgage debt as follows:

(Amounts in thousands)	Amount	Segment
West 57th Street properties (50% interest)	$68,450	Office
Wasserman Joint Venture - additional investment (95% interest)	53,000	Other
3040 M Street, Washington, DC	36,400	Retail
Tonnelle Avenue Land (40 acres), North Bergen, New Jersey	24,500	Retail
Verde Group - additional investment (8% interest)	12,500	Other
122-124 Spring Street, New York, NY	11,100	Retail
	$205,950

Dispositions:

33 North Dearborn Street

On March 14, 2006, we sold 33 North Dearborn Street, a 336,000 square foot office building located in Chicago, Illinois, for $46,000,000, which resulted in a net gain of $4,835,000.  All of the proceeds from the sale were used to fund a portion of the purchase price of the San Francisco Bay area properties (see Acquisitions above) pursuant to Section 1031 of the Internal Revenue Code.

424 Sixth Avenue

On March 13, 2006, we sold 424 Sixth Avenue, a 10,000 square foot retail property located in New York City, for $22,000,000, which resulted in a net gain of $9,218,000.

1919 South Eads Street

On June 22, 2006, we sold 1919 South Eads Street, a 96,000 square foot office building located in Arlington, Virginia, for $38,400,000, which resulted in a net gain of $17,609,000.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

5.       Derivative Instruments and Marketable Securities

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

In July 2005, we acquired an aggregate of 858,000 common shares of McDonalds for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on our consolidated balance sheet and are classified as “available for sale.”  Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of our consolidated balance sheet and not recognized in income.  At June 30, 2006, based on McDonalds’ closing stock price of $33.60 per share, $3,482,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

During the second half of 2005, we acquired an economic interest in an additional 14,565,500 McDonalds common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares.  These call and put options had an initial weighted-average strike price of  $32.66 per share, or an aggregate of $475,692,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares.  The options provide us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate purchase price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statement of income.

In the three months ended March 31, 2006, we sold 2,119,500 of the option shares in the derivative position at a weighted average sales price of $35.49.  In the three months ended June 30, 2006, we acquired an additional 1,250,000 option shares at a weighted average purchase price of $33.08.  As of June 30, 2006, there are 13,696,000 option shares in the derivative position with an adjusted weighted average strike price of $32.70 per share or an aggregate of $447,822,000.  For the three and six months ended June 30, 2006, we recognized a net loss of $14,515,000 and $8,215,000, respectively, representing the mark-to-market of the shares in the derivative and the expense resulting from the LIBOR charges.

Our aggregate net gain realized from inception of this investment through June 30, 2006 is $9,039,000.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

5.       Derivative Instruments and Marketable Securities

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

On March 30, 2005, as a result of the merger between Sears and Kmart and pursuant to the terms of the contract, our derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings, Inc. (“Sears Holdings”) (NYSE: SHLD) valued at $323,936,000 based on the then closing share price of $130.00 and $146,663,000 of cash.  As a result, we recognized a net gain of $58,443,000 based on the fair value of the derivative position on March 30, 2005.  In 2005 we sold 402,660 of the option shares at a weighted average sales price of $124.44 per share.  In the first quarter of 2006, we settled the entire derivative position by selling the remaining 2,089,159 option shares at a weighted average sales price of $125.43, which resulted in a net gain of $18,611,000, comprised of $20,673,000 from the remaining option shares sold, partially offset by, $2,062,000 of expense resulting from the increase in strike price for the LIBOR charge.

Our aggregate net gain realized from inception of this investment through settlement was $142,877,000.

Sears Canada, Inc. (“Sears Canada”)

On April 3, 2006, we tendered the 7,500,000 Sears Canada shares we owned to Sears Holdings at the increased tender price of $15.68 per share, which resulted in a net gain of $55,438,000 representing the difference between the tender price and our carrying amount of $8.29 per share.  The net gain is reflected as a component of “net gains on dispositions of wholly-owned assets other than depreciable real estate” on our consolidated statement of income.  Together with income recognized in the fourth quarter of 2005 that resulted from a Sears Canada special dividend, the aggregate net gain from inception on our $143,737,000 investment was $78,323,000.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

6.       Investments in Partially-Owned Entities

The carrying amount of our investments in partially-owned entities and income recognized from such investments are as follows:

Investments:

(Amounts in thousands)	June 30, 2006	December 31, 2005
Toys “R” Us, Inc. (“Toys”) (see page 17)	$463,701	$425,830

H Street Building Corporation (“H Street”) non-consolidated subsidiaries (1)	$200,868	$196,563
Newkirk Master Limited Partnership (“Newkirk MLP”)	174,193	172,488
Alexander’s Inc. (“Alexander’s”) (see page 18)	111,793	105,241
GMH Communities L.P. (“GMH”) (see page 18)	108,798	90,103
Beverly Connection (2)	80,256	103,251
Other	353,912	276,377

	$1,029,820	$944,023

Equity in Net Income (Loss):	For The Three Months Ended June 30,			For The Six Months Ended June 30,
(Amounts in thousands)	2006	2005		2006	2005

Toys:
32.9% share of equity in net (loss) income	$(11,169)	$—		$38,106	$—
Interest and other income	3,285	—		6,770	—
	$(7,884)	$—		$44,876	$—
Alexander’s:
33% share of:
Equity in net income before net gain on sale of condominiums and stock appreciation rights compensation expense	$4,453	$3,455		$8,596	$8,229
Net gain on sale of condominiums	2,722	5,541		4,580	26,174
Stock appreciation rights compensation income (expense)	4,836	(2,034)		(7,559)	(9,467)
Equity in net income	12,011	6,962		5,617	24,936
Management and leasing fees	2,545	2,046		5,133	5,421
Development and guarantee fees	194	975		405	4,236
Interest income	—	3,047		—	3,823
	$14,750	$13,030		$11,155	$38,416
Beverly Connection:
50% share of equity in net loss	$(2,056)	$(1,132)		$(6,023)	$(1,491)
Interest and fee income	3,405	2,305		6,337	3,022
	1,349	1,173		314	1,531
Newkirk MLP:
15.8% in 2006 and 22.5% in 2005 share of equity in net income	4,357	2,333	(3)	8,515	8,144	(3)
Interest and other income	13	600		58	1,257
	4,370	2,933		8,573	9,401
GMH (see page 18):
13.5% in 2006 and 12.22% in 2005 share of equity in net income	—	439		—	500

H Street:
50% share of equity in income (1)	4,311	—		4,311	—

Other	4,605	2,053		7,488	4,388
	$14,635	$6,598		$20,686	$15,820

See notes on following page.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

6.       Investments in Partially-Owned Entities - continued

Notes to preceding tabular information:

(Amounts in thousands)

(1)          We account for our investment in H Street partially owned entities on the equity method on a one-quarter lag basis.  Prior to the quarter ended June 30, 2006, two 50% owned entities that are contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their earnings.  During the quarter ended June 30, 2006, based on the financial information provided to us, we recognized equity in net income of $4,387 from these entities, of which $2,807 was for the period from July 20, 2005 (date of acquisition) to December 31, 2005 and $1,580 was for the quarter ended March 31, 2006.

(2)          In connection with our preferred equity investment to this venture, we provided the venture with a $59,500 first mortgage loan, which bore interest at 10% through its scheduled maturity in February 2006.  On February 11, 2006, $35,000 of our loan to the venture was converted to additional preferred equity on the same terms as our existing preferred equity and the maturity date of the loan was extended.  On June 30, 2006, the venture completed a $100,000 refinancing and repaid to us the remaining $24,500 balance of the loan.  The venture’s new loan bears interest at LIBOR (capped at 5.5%) plus 2.20% (7.55% as of June 30, 2006) and matures in July 2008 with 3 one-year extension options.

(3)          Includes our share of impairment losses of $3,520 and $4,016 for the three and six months ended June 30, 2005, respectively.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

6.             Investments in Partially-Owned Entities - continued

Below is a summary of the debt of partially-owned entities as of June 30, 2006 and December 31, 2005, none of which is guaranteed by us.

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	June 30, 2006	December 31, 2005

Toys (32.9% interest):
$1.3 billion senior credit facility, due 2008, LIBOR plus 3.00% (8.11% at June 30, 2006)	$1,300,000	$—
$1.9 billion bridge loan, due 2012, LIBOR plus 5.25% (10.34% at June 30, 2006)	973,000	1,900,000
Mortgage loan, due 2007, LIBOR plus 1.30% (6.50% at June 30, 2006)	800,000	800,000
Senior U.K. real estate facility, due 2013, 4.56% plus 0.28% to 1.50% (5.02% at June 30, 2006)	650,000	—
7.625% bonds, due 2011 (Face value — $500,000)	475,000	475,000
7.875% senior notes, due 2013 (Face value — $400,000)	368,000	366,000
7.375% senior notes, due 2018 (Face value — $400,000)	326,000	324,000
Toys “R” Us - Japan short-term borrowings, 2006, tiered rates (weighted-average rate 0.31% at June 30, 2006)	253,000	—
6.875% bonds, due 2006 (Face value — $250,000)	250,000	253,000
8.750% debentures, due 2021 (Face value — $200,000)	193,000	193,000
Spanish real estate facility, due 2013, 1.50% plus EURIBOR (4.51% at June 30, 2006)	170,000	—
Toys “R” Us - Japan bank loans, due 2011-2014, 1.20%-2.80%	155,000	—
$1.0 billion senior facility, due 2006-2011, LIBOR plus 1.50% (5.76% at June 30, 2006)	126,000	1,035,000
Junior U.K. real estate facility, due 2013, LIBOR plus 2.25% (6.81% at June 30, 2006)	114,000	—
French real estate facility, due 2013, 1.50% plus EURIBOR (4.51% at June 30, 2006)	82,000	—
Note at an effective cost of 2.23% due in semi-annual installments through 2008	65,000	82,000
$2.0 billion credit facility, due 2010, LIBOR plus 1.75%-3.75%	5,000	1,160,000
Other	39,000	32,000
	6,344,000	6,620,000
Alexander’s (33% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable without penalty)	397,794	400,000
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty)	320,000	320,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	208,845	210,539
Rego Park mortgage note payable, due in June 2009, with interest at 7.25% (prepayable without penalty after March 2009)	80,530	80,926
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,075,169	1,079,465
Newkirk MLP (15.8% interest in 2006 and 22.5% interest in 2005):
Portion of first mortgages collateralized by the partnership’s real estate, due from 2006 to 2024, with a weighted average interest rate of 6.74% at June 30, 2006 (various prepayment terms)	830,501	742,879

GMH (13.5% interest in 2006 and 12.22% interest in 2005):
Mortgage notes payable, collateralized by 47 properties, due from 2007 to 2015, with a weighted average interest rate of 5.01% (various prepayment terms)	688,412	688,412

H Street (50% interest):
Mortgage notes payable, collateralized by 6 properties, due from 2006 to 2029 with a weighted average interest rate of 6.77% at June 30, 2006	320,233	—

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

6.             Investments in Partially-Owned Entities - continued

	100% of Partially Owned Entities Debt
(Amounts in thousands)	June 30, 2006	December 31, 2005

Partially-Owned Office Buildings:
Kaempfer Properties (2.5% to 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2011 to 2031, with a weighted average interest rate of 6.43% at June 30, 2006 (various prepayment terms)	$146,160	$166,460
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	65,715	66,235
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	22,325	22,484
Rosslyn Plaza (46% interest) mortgage note payable, due in November 2007, with interest at 7.28% (prepayable without penalty)	57,758	58,120
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	—

Verde LLC & Verde Realty Master Limited Partnership (8.33% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2006 to 2029, with a weighted average interest rate of 6.05% at June 30, 2006 (various prepayment terms)	139,921	176,345

Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable with yield maintenance)	165,000	165,000

Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2006 to 2015, with a weighted average interest rate of 5.62% at June 30, 2006 (various prepayment terms)	188,227	159,573

San Jose, California Ground-up Development (45% interest) construction loan, due in March 2009, with a one-year extension option and interest at 6.94% (LIBOR plus 1.75%)	44,599	—

Beverly Connection (50% interest) mortgage and mezzanine loans payable, due in March 2008 and July 2008, with a weighted average interest rate of 10.00%, $70,000 of which is due to Vornado (prepayable with yield maintenance)	170,000	69,003

TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2008 to 2012, with a weighted average interest rate of 9.00% at June 30, 2006 (various prepayment terms)	41,569	40,239

478-486 Broadway (50% interest) mortgage note payable, due October 2007, with interest at 8.02% (LIBOR plus 3.15%) (prepayable with yield maintenance)	20,000	20,000

Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	14,914	15,067

Orleans Hubbard Garage (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,358	9,455

Other	24,041	24,426

Based on our ownership interest in the partially-owned entities above, our pro rata share of the debt of these partially-owned entities was $3,062,067,000 and $3,002,346,000 as of June 30, 2006 and December 31, 2005, respectively.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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

On January 9, 2006, Toys announced plans and is in the process of closing 87 Toys “R” Us stores in the United States, of which twelve stores will be converted into Babies “R” Us stores, the leases on five stores are expiring and one store has been sold.  We are handling the leasing and disposition of the real estate of the remaining 69 stores.

As a result of the store-closing program, Toys incurred restructuring and other charges aggregating approximately $149,000,000 before tax, which includes $43,000,000 for the cost of liquidating the inventory.  Of this amount, $94,000,000 was recognized in Toys’ fourth quarter ending January 28, 2006 and $55,000,000 was recorded in Toys’ first quarter ending April 29, 2006.  Our 32.9% share of the $149,000,000 charge is $49,000,000, of which $33,000,000 had no income statement effect as a result of purchase price accounting and the remaining portion relating to the cost of liquidating inventory of approximately $10,000,000 after-tax, was recognized as an expense as part of our equity in Toys’ net income in the first quarter of 2006.

The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.9% share of Toys’ net income or loss on a one-quarter lag basis.  Equity in net loss from Toys for the three months ended June 30, 2006 was $7,884,000 which consisted of (i) our $11,169,000 share of Toys’ net loss for their quarter ended April 29, 2006, partially offset by (ii) $2,209,000 of interest income for our share of Toys’ senior unsecured bridge loan and (iii) $1,076,000 of management fees.  Equity in net income from Toys for the six months ended June 30, 2006 was $44,876,000, which consisted of (i) our $38,106,000 share of Toys’ net income for the period from October 30, 2005 to April 29, 2006, (ii) $4,865,000 of interest income from our share of Toys’ senior unsecured bridge loan and (iii) $1,905,000 of management fees.

On July 19, 2006, Toys completed a financing, consisting of an $804,000,000, six-year term loan bearing interest at LIBOR plus 4.25% and a $200,000,000, two-year term loan bearing interest at an initial rate of LIBOR plus 3.00% for the first three months (increasing to 3.50% for the next three months and then to 4.00% for the remainder of the term).  The proceeds from these loans were used to repay Toys’ $973,000,000 bridge loan, including the $76,816,000 balance due to us.

The unaudited information set forth below presents our pro forma condensed consolidated statement of income for the three and six months ended June 30, 2005 (including Toys’ results for the three and six months ended April 29, 2005) as if the above transaction occurred on February 1, 2004.   The unaudited pro forma information below is not necessarily indicative of what our actual results would have been had the Toys transaction been consummated on February 1, 2004, nor does it represent the results of operations for any future periods.  In our opinion, all adjustments necessary to reflect this transaction have been made.

Condensed Consolidated Statements of Income (in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Actual	Pro Forma	Actual	Pro Forma
	2006	2005	2006	2005
Revenues	$663,032	$591,475	$1,310,369	$1,186,724
Income before allocation to limited partners	$185,867	$185,989	$355,926	$496,588
Minority limited partners’ interest in the Operating Partnership	(17,324)	(19,698)	(33,198)	(55,023)
Perpetual preferred unit distributions of the Operating Partnership	(5,374)	(15,152)	(10,347)	(33,693)
Net income	163,169	151,139	312,381	407,872
Preferred share dividends	(14,404)	(8,385)	(28,811)	(20,771)
Net income applicable to common shares	$148,765	$142,754	$283,570	$387,101
Net income per common share — basic	$1.05	$1.10	$2.01	$2.99
Net income per common share — diluted	$0.99	$1.04	$1.90	$2.82

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

6.       Investments in Partially-Owned Entities - continued

Alexander’s (NYSE: ALX):

We own 33% of the outstanding common stock of Alexander’s at June 30, 2006.  As of June 30, 2006, the market value of our investment in Alexander’s was $450,646,000, based on Alexander’s June 30, 2006 closing share price of $271.76.  We manage, lease and develop Alexander’s properties pursuant to agreements, which expire in March of each year and are automatically renewable.  In addition, we provide property management services for the common area of 731 Lexington Avenue for an annual fee of $220,000, escalating at 3% per annum.

As of June 30, 2006, Alexander’s owed to us $34,401,000 for fees under the above agreements.

GMH Communities L.P. (“GMH”)

As of June 30, 2006, we own 7,337,857 limited partnership units (which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), a real estate investment trust that conducts its business through GMH and of which it is the sole general partner, and 2,517,247 common shares of GCT (1,817,247 shares were received upon exercise of our warrants discussed below), or 13.5% of the limited partnership interest of GMH.  As of June 30, 2006, the market value of our investment in GMH and GCT was $129,890,000, based on GCT’s June 30, 2006 closing share price of $13.18.

We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements.  On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005.  Because GMH’s earnings for the year ended December 31, 2005 were not available in time to be recorded in our consolidated financial statements, our earnings for the three and six months ended June 30, 2006 do not include a $94,000 net loss representing our share of GMH’s fourth quarter results, net of adjustments to restate its first three quarters of 2005.   In addition, as of the date of this filing, GCT has not filed its quarterly report on Form 10-Q for the quarter ended March 31, 2006 and accordingly, our earnings for the three and six months ended June 30, 2006 do not include our share of GMH’s first quarter 2006 earnings.

On May 2, 2006, the date our GMH warrants were to expire, we received 1,817,247 GCT common shares through an automatic cashless exercise.  The amount of the shares received was equal to the excess of GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006 and the $8.22 exercise price, divided by GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006, then multiplied by 6,085,180 warrants.  Accordingly, in the three months ended June 30, 2006, we recognized a net gain of $4,105,000, the difference between the value of the GCT common shares received on May 2, 2006 and GCT’s closing share price on March 31, 2006.  For the six months ended June 30, 2006, we recognized a net loss of $16,370,000, the difference between the value of the GCT common shares received on May 2, 2006 and GCT’s closing share price on December 31, 2005.  From inception of our investment in the warrants, including the first tranche of warrants exercised on November 3, 2004, the aggregate net gain recognized was $51,352,000.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

7.       Notes and Mortgage Loans Receivable

Equinox Loan

On February 10, 2006 we acquired a 50% interest in a $115,000,000 note issued by Related Equinox Holdings II, LLC (the “Note”), for $57,500,000 in cash.  The Note is secured by a pledge of the stock of Related Equinox Holdings II.  Related Equinox Holdings II owns Equinox Holdings, which in turn owns all of the assets and obligations, including the fitness clubs, operated under the Equinox brand.  The Note is junior to a $50,000,000 (undrawn) revolving loan and $280,000,000 of senior unsecured obligations.  The Note is senior to $125,000,000 of cash equity contributed by third parties for their acquisition of the Equinox fitness club business.  The Note matures on February 15, 2013 and bears interest at 14% through February 15, 2011, increasing by 3% per annum through maturity.  The Note is prepayable at any time after February 15, 2009.

LNR Loans

In 2005 we made a $135,000,000 loan to Riley HoldCo Corp., consisting of a $60,000,000 mezzanine loan and a $75,000,000 fixed rate unsecured loan.  We received principal payments on the mezzanine loan of $5,557,000 and $13,901,000, on February 6, 2006 and June 2, 2006, respectively.  On July 12, 2006, the remaining $40,541,000 balance of the mezzanine loan was repaid with a pre-payment premium of $972,000, which will be recognized as “interest and other investment income” in the three months ended September 30, 2006.

Tharaldson Lodging Companies Loan

On June 16, 2006, we acquired an 81.5% interest in a $95,968,000 mezzanine loan to Tharaldson Lodging Companies for $78,166,000 in cash.  The loan is secured by a 107 hotel property portfolio with brands including Fairfield Inn, Residence Inn, Comfort Inn, and Courtyard by Marriott.  The loan is subordinate to $671,778,000 of debt and is senior to approximately $192,000,000 of other debt and equity.  The loan matures in April 2008, with three one-year extensions, provides for a 0.75% placement fee and bears interest at LIBOR plus 4.30% (9.63% at June 30, 2006).

280 Park Avenue Loan

On June 30, 2006, we made a $74,000,000 mezzanine loan secured by the equity interests in 280 Park Avenue, a 1.2 million square foot office building, located between 48th and 49th Street in Manhattan.  The loan bears interest at 10.25% and matures in June 2016.  The loan is subordinate to $1.036 billion of other debt and is senior to approximately $270,000,000 of equity and interest reserves.

Sheffield Loan

On July 7, 2006, we were repaid the $108,000,000 outstanding balance of the Sheffield mezzanine loan, together with accrued interest of $1,165,000 and a prepayment premium of $2,288,000, which will be recognized as “interest and other investment income” in the three months ended September 30, 2006.

Mervyn’s Loans

On April 12, 2006, we acquired a 23.6% interest in two mezzanine loans totaling $138,136,000, for $32,560,000 in cash.  The loans mature in January 2008 with two one-year extension options and bear interest at LIBOR plus 3.84% (9.19% at June 30, 2006).

Drake Hotel Loan

On June 19, 2006, we acquired a 49% interest in a $37,789,000 mezzanine loan for $18,517,000 in cash.  The loan matures in April 2007, with a six month extension option and bears interest at LIBOR plus 10% (15.35% at June 30, 2006).

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

8.       Identified Intangible Assets, Intangible Liabilities and Goodwill

The following summarizes our identified intangible assets, intangible liabilities (deferred credit) and goodwill as of June  30, 2006 and December 31, 2005.

(Amounts in thousands)	June 30, 2006	December 31, 2005

Identified intangible assets (included in other assets):
Gross amount	$276,313	$266,268
Accumulated amortization	(86,925)	(73,893)
Net	$189,388	$192,375

Goodwill (included in other assets):
Gross amount	$10,384	$11,122

Identified intangible liabilities (included in deferred credit):
Gross amount	$232,173	$217,640
Accumulated amortization	(76,839)	(66,748)
Net	$155,334	$150,892

Amortization of acquired below market leases, net of acquired above market leases (a component of rental income) was $3,672,000 and $8,471,000 for the three and six months ended June 30, 2006 and $3,436,000 and $5,674,000 for the three and six months ended June 30, 2005.  The estimated annual amortization of acquired below market leases, net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)

2007	$13,343
2008	12,620
2009	10,942
2010	8,276
2011	8,484

The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)

2007	$17,802
2008	16,827
2009	16,272
2010	15,739
2011	14,476

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

9.                                    Debt

The following is a summary of our debt:

		Interest Rate as of	Balance as of
(Amounts in thousands)	Maturity	June 30, 2006	June 30, 2006	December 31, 2005
Notes and Mortgages Payable:
Fixed Interest:
Office:
New York:
888 Seventh Avenue	01/16	5.71%	$318,554	$318,554
770 Broadway (1)	03/16	5.65%	353,000	—
Two Penn Plaza	02/11	4.97%	298,539	300,000
909 Third Avenue	04/15	5.64%	221,793	223,193
Eleven Penn Plaza	12/14	5.20%	215,197	216,795
866 UN Plaza	05/07	8.39%	46,175	46,854
Washington, DC:
Crystal Park 1-5 (2)	08/07-08/13	6.66%-7.08%	203,370	249,212
Crystal Gateway 1-4, Crystal Square 5	07/12-01/25	6.75%-7.09%	209,143	210,849
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	137,658	138,990
Warner Building (3)	05/16	6.26%	292,700	137,236
Bowen Building (4)	06/16	6.14%	115,022	—
Skyline Place	08/06-12/09	6.60%-6.87%	126,794	128,732
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	92,028	92,862
Courthouse Plaza 1 and 2	01/08	7.05%	75,204	75,970
Crystal Gateway N. and Arlington Plaza	11/07	6.77%	53,191	57,078
One Skyline Tower	06/08	7.12%	62,144	62,724
Crystal Malls 1-4	12/11	6.91%	46,013	49,214
1750 Pennsylvania Avenue	06/12	7.26%	48,081	48,358
Retail:
Cross-collateralized mortgages payable on 42 shopping centers	03/10	7.93%	466,551	469,842
Green Acres Mall	02/08	6.75%	141,832	143,250
Broadway Mall	06/13	6.42%	94,279	94,783
Westbury Retail Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	64,006	64,589
Montehiedra Town Center (5)	06/16	6.04%	120,000	57,095
Forest Plaza	05/09	4.00%	19,642	20,094
Rockville Town Center	12/10	5.52%	15,018	15,207
Lodi Shopping Center	06/14	5.12%	11,689	11,890
386 West Broadway	05/13	5.09%	4,882	4,951
Springfield Mall	04/13	5.45%	196,542	—
Springfield Mall - present value of purchase option (see page 9)	11/12	5.45%	74,911	—
Merchandise Mart:
Boston Design Center	09/15	5.02%	72,000	72,000
Washington Design Center	11/11	6.95%	46,631	46,932
Market Square	07/11	7.95%	42,758	43,781
Furniture Plaza	02/13	5.23%	42,259	43,027
Other	10/10-06/13	7.52%-7.71%	17,669	17,831
Temperature Controlled Logistics:
Cross-collateralized mortgages payable on 55 properties	05/08	6.89%	460,883	469,903
Other:
Industrial Warehouses	10/11	6.95%	47,483	47,803
Total Fixed Interest Notes and Mortgages Payable		6.34%	5,026,641	4,152,599

See notes on page 23.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

9.                                    Debt - continued

			Interest Rate as of	Balance as of
(Amounts in thousands)	Maturity	Spread over LIBOR	June 30, 2006	June 30, 2006	December 31, 2005
Notes and Mortgages Payable:
Variable Interest:
Office:
New York:
770 Broadway (1)	N/A	N/A	N/A	$—	$170,000
Washington, DC:
Bowen Building (4)	N/A	N/A	N/A	—	62,099
Commerce Executive III, IV and V	07/07	L+70	5.96%	32,390	32,690
Commerce Executive III, IV and V B	07/07	L+70	5.96%	18,433	18,433
1925 K Street	07/07	L+145	6.56%	19,590	—
Warner Building $32 million line of credit (3)	N/A	N/A	N/A	—	12,717

Temperature Controlled Logistics:
Cross-collateralized mortgages payable on 27 properties (6)	06/07	L+60	5.80%	243,124	245,208

Other:
220 Central Park South	08/06	L+350	8.50%	94,570	90,732
Other	09/06			29,763	9,933

Total Variable Interest Notes and Mortgages Payable			6.54%	437,870	641,812
Total Notes and Mortgages Payable			6.36%	$5,464,511	$4,794,411

Senior Unsecured Notes:
Senior unsecured notes due 2007 at fair value (accreted carrying amount of $499,343 and $499,786)	06/07	L+77	6.28%	$495,453	$499,445
Senior unsecured notes due 2009	08/09		4.50%	248,794	249,628
Senior unsecured notes due 2010	12/10		4.75%	199,152	199,816
Senior unsecured notes due 2011 (7)	02/11		5.60%	249,784	—
Total senior unsecured notes			5.51%	$1,193,183	$948,889

Exchangeable senior debentures due 2025	04/25		3.88%	$491,250	$490,750

$1 billion unsecured revolving credit facility ($27,371 reserved for outstanding letters of credit)(8)	06/10	L+55		$—	$—

AmeriCold $30 million secured revolving credit facility ($17,100 reserved for outstanding letters of credit)	10/08	Prime	8.25%	$3,936	$9,076

Mortgage Note Payable related to discontinued operations:
1919 South Eads Street				$—	$11,757

See notes on following page.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

9.       Debt - continued

Notes to preceding tabular information:
(Amounts in thousands)

(1)             On February 9, 2006, we completed a $353,000 refinancing of our 770 Broadway property.  The loan bears interest at 5.65% and matures in March 2016.  We retained net proceeds of $173,000 after repaying the existing floating rate loan and closing costs.

(2)             On April 3, 2006 we repaid the $43,496 balance of the Crystal Park 5 mortgage.

(3)             On May 5, 2006, we repaid the existing debt on the Warner Building and completed a 10-year interest-only refinancing of $292,700.  The loan bears interest at 6.26% and matures in May 2016.  We retained net proceeds of $133,000 after repaying the existing loan, closing costs and a prepayment penalty of $9,818.  As part of the purchase price accounting for the December 27, 2005 acquisition of the Warner Building, we accrued a liability for the unfavorable terms of the debt assumed in the acquisition.  Accordingly, the prepayment penalty did not result in an expense on our consolidated statement of income.

(4)             On May 23, 2006 we completed a $115,000 refinancing of the Bowen Building.  This interest-only loan bears interest at 6.14% and matures in June 2016.  We retained net proceeds of $51,600 after repaying the existing floating rate loan and closing costs.

(5)             On June 9, 2006, we completed a $120,000 refinancing of the Montehiedra Town Center.  The loan bears interest at 6.04% and matures in June 2016.  We retained net proceeds of $59,000 after repaying the existing loan and closing costs.  We incurred a prepayment penalty of approximately $2,498, which is included in “interest and debt expense” in the three and six months ended June 30, 2006.

(6)             On June 30, 2006, AmeriCold completed a $400,000, one-year, interest-only financing, collateralized by 21 owned and six leased temperature-controlled warehouses.  Of this loan, $243,000 was drawn to repay the existing mortgage on the same facilities.  The remaining $157,000 of the loan can be drawn at any time prior to October 7, 2006.  The initial interest rate on the loan is LIBOR plus 0.60% and increases to LIBOR plus 1.10% if the remaining balance is drawn.  In connection with the refinancing, AmeriCold wrote off $4,000 of deferred financing costs associated with the old loan, of which our share is $1,920, and is included in “interest and debt expense” in the three and six months ended June 30, 2006.

(7)             On February 16, 2006, we completed a public offering of $250,000 aggregate principal amount of 5.6% senior unsecured notes due February 15, 2011.  Interest on the notes is payable semi-annually on February 15 and August 15, commencing August 16, 2006.  The notes were priced at 99.906% of their face amount to yield 5.622%.

(8)             On June 28, 2006, we entered into a $1 billion unsecured revolving credit facility, which replaced our previous $600,000 unsecured revolving credit facility, which was due to mature in July 2006.  The new facility has a four-year term, with a one-year extension option and bears interest at LIBOR plus 0.55% (5.90% as of June 30, 2006).

Unsecured Notes Consent Solicitation

On May 9, 2006 we executed supplemental indentures with respect to our senior unsecured notes due 2007, 2009 and 2010 (collectively, the “Notes”), pursuant to our consent solicitation statement dated April 18, 2006, as amended.  Holders of approximately 96.7% of the aggregate principal amount of the Notes consented to the solicitation. The supplemental indentures contain modifications of certain covenants and related defined terms governing the terms of the Notes to make them consistent with corresponding provisions of the covenants and defined terms included in the senior unsecured notes due 2011 issued on February 16, 2006. The supplemental indentures also include a new covenant that provides for an increase in the interest rate of the Notes upon certain decreases in the ratings assigned by rating agencies to the Notes.  In connection with the consent solicitation we paid an aggregate fee of $2,241,000 to the consenting note holders, which will be amortized into expense over the remaining term of the Notes.  In addition, we incurred advisory and professional fees aggregating $1,415,000, which were expensed in the second quarter of 2006.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

10.                             Fee and Other Income

The following table sets forth the details of our fee and other income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands)	2006	2005	2006	2005
Tenant cleaning fees	$7,511	$7,605	$15,653	$15,222
Management and leasing fees	2,534	4,265	5,182	8,081
Lease termination fees	5,907	3,878	10,389	18,179
Other income	5,637	5,828	12,022	9,923
	$21,589	$21,576	$43,246	$51,405

Fee and other income above includes management fee income from Interstate Properties, a related party, of $194,000 and $199,000 in the three months ended June 30, 2006 and 2005, respectively, and $382,000 in each six month period ended June 30, 2006 and 2005.  The above table excludes fee income from partially-owned entities, which is included in income from partially-owned entities (see Note 6 — Investments in Partially-Owned Entities).

11.                               Discontinued Operations

Assets and liabilities related to discontinued operations at June 30, 2006 and December 31, 2005, consist primarily of the net book value of real estate of properties available for sale.  Such properties include our retail property in Vineland, New Jersey, 33 North Dearborn Street in Chicago, Illinois, 424 Sixth Avenue in New York City and 1919 South Eads Street in Arlington, Virginia.

The combined results of operations of the assets related to discontinued operations for the three and six months ended June 30, 2006 and 2005 include the operating results of Vineland, New Jersey; 33 North Dearborn Street in Chicago, Illinois, which was sold on March 14, 2006; 424 Sixth Avenue in New York City, which was sold on March 13, 2006 and 1919 South Eads Street in Arlington, Virginia, which was sold on June 22, 2006.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands)	2006	2005	2006	2005
Revenues	$266	$3,753	$2,393	$9,173
Expenses	1,113	2,437	2,665	6,171
Net (loss) income	(847)	1,316	(272)	3,002
Net gain on sale of 1919 South Eads Street	17,609	—	17,609	—
Net gain on sale of 424 Sixth Avenue	—	—	9,218	—
Net gain on sale of 33 North Dearborn Street	—	—	4,835	—
Net gain on sale of 400 North LaSalle	—	31,614	—	31,614
Net gain on disposition of other real estate	—	—	2,107	—
Income from discontinued operations	$16,762	$32,930	$33,497	$34,616

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Income from continuing operations after minority interest in the Operating Partnership	$146,407	$148,152	$278,884	$346,285
Income from discontinued operations	16,762	32,930	33,497	34,616
Net income	163,169	181,082	312,381	380,901
Preferred share dividends	(14,404)	(8,385)	(28,811)	(20,771)

Numerator for basic income per share — net income applicable to common shares	148,765	172,697	283,570	360,130
Impact of assumed conversions:
Interest on 3.875% exchangeable senior debentures	5,094	5,094	10,188	5,578
Series A convertible preferred share dividends	179	240	370	495
Numerator for diluted income per share — net income applicable to common shares	$154,038	$178,031	$294,128	$366,203

Denominator:
Denominator for basic income per share — weighted average shares	141,418	130,178	141,275	129,254
Effect of dilutive securities:
Employee stock options and restricted share awards	7,640	6,747	7,529	6,511
3.875% exchangeable senior debentures	5,531	5,479	5,531	2,816
Series A convertible preferred shares	304	409	315	422

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	154,893	142,813	154,650	139,003

INCOME PER COMMON SHARE — BASIC:
Income from continuing operations	$0.93	$1.08	$1.77	$2.52
Income from discontinued operations	0.12	0.25	0.24	0.27
Net income per common share	$1.05	$1.33	$2.01	$2.79

INCOME PER COMMON SHARE — DILUTED:
Income from continuing operations	$0.88	$1.02	$1.68	$2.38
Income from discontinued operations	0.11	0.23	0.22	0.25
Net income per common share	$0.99	$1.25	$1.90	$2.63

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

13.           Comprehensive Income

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands)	2006	2005	2006	2005
Net income	$163,169	$181,082	$312,381	$380,901
Other comprehensive (loss) income	(53,446)	27,616	(38,260)	21,726
Comprehensive income	$109,723	$208,698	$274,121	$402,627

Substantially all of other comprehensive (loss) income for the three and six months ended June 30, 2006 and 2005 relates to income from the mark-to-market of marketable equity securities classified as available-for-sale. Included in other comprehensive loss for the three and six months ended June 30, 2006 is the reversal into earnings of previously recorded appreciation of $55,490,000 on the Sears Canada common shares which were sold on April 3, 2006.

14.    Stock-based Compensation

On January 1, 2003, we began to expense the fair value of stock-based compensation awards granted subsequent to January 1 2003, over the applicable vesting period as a component of general and administrative expenses on our consolidated statements of income.  In the three months ended June 30, 2006 and 2005, we recognized $2,873,000 and $1,255,000 of stock-based compensation expense, respectively and in the six months ended June 30, 2006 and 2005 we recognized $4,236,000 and $2,732,000 of stock-based compensation expense, respectively.

For stock-based compensation awards granted prior to 2003, we used the intrinsic value method of accounting.  Under this method, no stock-based compensation expense was recognized, as the exercise price equaled the closing share price of our stock on the date of each grant.  Because stock option awards granted prior to 2003 vested over a three-year term, the resulting compensation cost based on the fair value of the awards on the date of grant, on a pro forma basis would have been expensed during 2003, 2004 and 2005.  Accordingly, our net income applicable to common shares would remain the same on a pro forma basis for the three and six months ended June 30, 2006, and would have been reduced by $84,000 and $167,000 for the three and six months ended June 30, 2005, respectively, with no change in basic or diluted net income per share.

Amendment to 2002 Omnibus Share Plan

On March 17, 2006, our Board of Trustees (the “Board”) approved an amendment to our 2002 Omnibus Share Plan (the “Plan”) to permit the Compensation Committee of the Board (the “Compensation Committee”) to grant awards in the form of limited partnership units (“OP Units”) of the Operating Partnership. OP Units can be granted either as free-standing awards or in tandem with other awards under the Plan.  OP Units may be converted into the Operating Partnership’s Class A common units and, consequently, become convertible by the holder on a one-for-one basis for our common shares or the cash value of such shares at our election.  On April 25, 2006, the Compensation Committee granted a total of 49,851 restricted OP Units to certain officers of the Company.  These awards vest ratably over five years.  The fair value of these awards on the date of grant was approximately $3,100,000 and will be amortized into expense ratably over the five-year vesting period.

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

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

14.    Stock-based Compensation - continued

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

On April 25, 2006, our Compensation Committee approved the 2006 Out-Performance Plan awards to a total of 54 officers of the Company.  Each award was designated as a specified percentage of the potential performance pool.  Awards were made in the form of a new class of Operating Partnership units (“OPP Units”) that, subject to performance, time vesting and other conditions, are convertible by the holder into an equivalent number of the Operating Partnership’s Class A units, which are redeemable by the holder for common shares of the Company on a one-for-one basis or the cash value of such shares, at our election.  The OPP Units were issued prior to the determination of the performance pool and are subject to forfeiture to the extent that less than the total award is earned.  All awards earned will vest 33.3% on each of March 15, 2009, 2010 and 2011 based on continued employment.

The awards issued under the 2006 Out-Performance Plan are accounted for in accordance with FASB No. 123R.  The fair value of the awards on the date of grant was approximately $25,000,000 and will be amortized into expense ratably over the five-year period beginning on the date of grant assuming 100% of the awards are earned.

15.    Commitments and Contingencies

At June 30, 2006, our $1 billion revolving credit facility, which expires in June 2010, had a zero outstanding balance and $27,371,000 was reserved for outstanding letters of credit. This facility contains financial covenants, which require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB.  At June 30, 2006, Americold’s $30,000,000 revolving credit facility had a $3,936,000 outstanding balance and $17,000,000 was reserved for outstanding letters of credit.  This facility requires Americold to maintain, on a trailing four-quarter basis, a minimum of $30,000,000 of free cash flow, as defined.  Both of these facilities contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

We have made acquisitions and investments in partially-owned entities for which we are committed to fund additional capital aggregating $77,800,000.  Of this amount, $25,000,000 relates to Springfield Mall capital expenditures to be funded over the next six years.

On November 10, 2005, we committed to fund the junior portion of up to $30,530,000 of a $173,000,000 construction loan to an entity developing a mix-use building complex in Boston, Massachusetts, at the north end of the Boston Harbor.  We will earn current-pay interest at 30-day LIBOR plus 11%.  The loan will mature in November 2008, with a one-year extension option.  Currently, the borrower does not meet the required conditions for us to fund under the loan agreement.

On July 28, 2006 we called for redemption of the 8.25% Series D-9 Cumulative Redeemable Preferred Units.  The Preferred Units will be redeemed on September 21, 2006 at a redemption price equal to $25.00 per unit or an aggregate of $45,000,000 plus accrued distributions.  In conjunction with the redemption, we will write-off $1,125,000 of issuance costs in the third quarter.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

15.    Commitments and Contingencies - continued

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), our senior unsecured notes due 2007, 2009, 2010 and 2011, our exchangeable senior debentures due 2025 and our revolving credit agreements, contain customary covenants requiring us to maintain insurance.  Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  Further, if lenders insist on greater coverage than we are able to obtain, or if the Terrorism Risk Insurance Extension Act of 2005 is not extended past 2007, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

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

We enter into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in our name by various money center banks. We have the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon.  We had $66,050,000 and $177,650,000 of cash invested in these agreements at June 30, 2006 and December 31, 2005, respectively.

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

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

16.    Retirement Plans

The following table sets forth the components of net periodic benefit costs:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands)	2006	2005	2006	2005
Service cost	$75	$(402)	$243	$650
Interest cost	1,254	859	2,460	2,476
Expected return on plan assets	(1,474)	(1,054)	(2,948)	(2,692)
Amortization of net (gain) loss	108	19	181	103
Net periodic benefit cost	$(37)	$(578)	$(64)	$537

Employer Contributions

We made contributions of $4,272,000 and $2,578,000 to the plans during the six months ended June 30, 2006 and 2005, respectively.  We anticipate additional contributions of $3,807,000 to the plans during the remainder of 2006.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

17.          Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30, 2006
		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
Property rentals	$372,192	$120,115	$103,010	$64,541	$61,885	$—	$—	$22,641
Straight-line rents:
Contractual rent increases	7,991	1,994	2,320	2,101	1,597	—	—	(21)
Amortization of free rent	9,621	1,927	6,089	1,263	342	—	—	—
Amortization of acquired below-market leases, net	3,672	(11)	946	2,338	(93)	—	—	492
Total rentals	393,476	124,025	112,365	70,243	63,731	—	—	23,112
Temperature Controlled Logistics	187,047	—	—	—	—	187,047	—	—
Tenant expense reimbursements	60,920	23,805	6,511	25,059	4,915	—	—	630
Fee and other income:
Tenant cleaning fees	7,511	9,819	—	—	—	—	—	(2,308)
Management and leasing fees	2,534	258	1,885	360	31	—	—	—
Lease termination fees	5,907	5,388	5	—	514	—	—	—
Other	5,637	2,296	1,920	80	1,341	—	—	—
Total revenues	663,032	165,591	122,686	95,742	70,532	187,047	—	21,434
Operating expenses	319,851	72,046	36,494	31,688	22,514	145,896	—	11,213
Depreciation and amortization	98,880	22,917	29,902	12,407	11,104	17,921	—	4,629
General and administrative	52,563	4,140	8,448	5,294	7,123	9,774	—	17,784
Total expenses	471,294	99,103	74,844	49,389	40,741	173,591	—	33,626
Operating income (loss)	191,738	66,488	47,842	46,353	29,791	13,456	—	(12,192)
Income applicable to Alexander’s	14,750	186	—	178	—	—	—	14,386
Loss applicable to Toys “R” Us	(7,884)	—	—	—	—	—	(7,884)	—
Income from partially-owned entities	14,635	1,166	5,058	2,188	445	369	—	5,409
Interest and other investment income	16,623	180	378	353	66	1,364	—	14,282
Interest and debt expense	(120,822)	(20,848)	(26,187)	(24,131)	(3,542)	(18,452)	—	(27,662)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	56,947	—	—	—	—	—	—	56,947
Minority interest of partially-owned entities	3,118	—	—	29	1	2,847	—	241
Income (loss) from continuing operations	169,105	47,172	27,091	24,970	26,761	(416)	(7,884)	51,411
Income (loss) from discontinued operations	16,762	—	16,807	(42)	(3)	—	—	—
Income (loss) before allocation to limited partners	185,867	47,172	43,898	24,928	26,758	(416)	(7,884)	51,411
Minority limited partners’ interest in the Operating Partnership	(17,324)	—	—	—	—	—	—	(17,324)
Perpetual preferred unit distributions of the Operating Partnership	(5,374)	—	—	—	—	—	—	(5,374)
Net income (loss)	163,169	47,172	43,898	24,928	26,758	(416)	(7,884)	28,713
Interest and debt expense (1)	171,778	21,523	30,315	27,118	3,762	8,779	44,348	35,933
Depreciation and amortization(1)	133,377	23,850	34,724	13,320	11,245	8,553	32,522	9,163
Income tax (benefit) expense (1)	(28,642)	—	3,620	—	78	81	(32,522)	101
EBITDA	$439,682	$92,545	$112,557	$65,366	$41,843	$16,997	$36,464	$73,910
Percentage of EBITDA by segment	100.0%	21.0%	25.6%	14.9%	9.5%	3.9%	8.3%	16.8%

Washington, DC office EBITDA includes a net gain on sale of real estate of $17,609.  In addition, Other segment EBITDA includes a $55,438 net gain on sale of marketable equity securities and a $10,410 net loss on mark-to-market of derivative instruments.

See notes on page 34.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

17.                               Segment Information - continued

	For the Three Months Ended June 30, 2005
		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Other
Property rentals	$327,078	$114,584	$91,109	$48,793	$54,681	$—	$17,911
Straight-line rents:
Contractual rent increases	5,489	1,951	889	1,346	1,334	—	(31)
Amortization of free rent	5,088	1,557	599	345	2,587	—	—
Amortization of acquired below-market leases, net	3,436	—	2,052	1,384	—	—	—
Total rentals	341,091	118,092	94,649	51,868	58,602	—	17,880
Temperature Controlled Logistics	178,891	—	—	—	—	178,891	—
Tenant expense reimbursements	49,917	22,771	3,329	18,816	4,223	—	778
Fee and other income:
Tenant cleaning fees	7,605	7,605	—	—	—	—	—
Management and leasing fees	4,265	219	3,721	307	18	—	—
Lease termination fees	3,878	3,094	81	—	703	—	—
Other	5,828	2,012	2,571	74	1,171	—	—
Total revenues	591,475	153,793	104,351	71,065	64,717	178,891	18,658
Operating expenses	282,430	65,275	28,066	20,538	20,512	136,720	11,319
Depreciation and amortization	83,234	21,489	21,570	8,503	9,497	19,006	3,169
General and administrative	45,796	3,310	5,856	3,684	7,187	9,972	15,787
Total expenses	411,460	90,074	55,492	32,725	37,196	165,698	30,275
Operating income (loss)	180,015	63,719	48,859	38,340	27,521	13,193	(11,617)
Income applicable to Alexander’s	13,030	101	—	53	—	—	12,876
Income from partially-owned entities	6,598	754	122	1,760	286	194	3,482
Interest and other investment income	69,923	171	254	64	71	669	68,694
Interest and debt expense	(83,414)	(14,134)	(20,223)	(14,292)	(2,680)	(13,955)	(18,130)
Minority interest of partially-owned entities	1,127	—	—	—	42	1,085	—-
Income from continuing operations	187,279	50,611	29,012	25,925	25,240	1,186	55,305
Income from discontinued operations	32,930	—	394	131	656	—	31,749
Income before allocation to limited partners	220,209	50,611	29,406	26,056	25,896	1,186	87,054
Minority limited partners’ interest in the Operating Partnership	(23,975)	—	—	—	—	—	(23,975)
Perpetual preferred unit distributions of the Operating Partnership	(15,152)	—	—	—	—	—	(15,152)
Net income	181,082	50,611	29,406	26,056	25,896	1,186	47,927
Interest and debt expense (1)	91,875	14,632	20,966	16,857	2,905	6,640	29,875
Depreciation and amortization(1)	80,788	21,885	21,989	9,515	10,052	9,070	8,277
Income tax expense (1)	1,242	—	58	—	540	359	285
EBITDA	$354,987	$87,128	$72,419	$52,428	$39,393	$17,255	$86,364
Percentage of EBITDA by segment	100%	24.5%	20.4%	14.8%	11.1%	4.9%	24.3%

EBITDA of the Other segment includes $50,601 of income from the mark-to-market of derivative instruments and $31,614 for a net gain on sale of real estate.

See notes on page 34.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

17.       Segment Information - continued

	For the Six Months Ended June 30, 2006
						Temperature
		Office			Merchandise	Controlled
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Mart	Logistics	Toys	Other
Property rentals	$722,926	$239,817	$202,873	$125,525	$115,845	$—	$—	$38,866
Straight-line rents:
Contractual rent increases	13,251	2,154	3,869	4,085	3,192	—	—	(49)
Amortization of free rent	16,931	3,794	9,623	2,621	893	—	—	—
Amortization of acquired below-market leases, net	8,471	(22)	2,130	4,547	22	—	—	1,794
Total rentals	761,579	245,743	218,495	136,778	119,952	—	—	40,611
Temperature Controlled Logistics	382,897	—	—	—	—	382,897	—	—
Tenant expense reimbursements	122,647	48,352	14,356	48,610	9,869	—	—	1,460
Fee and other income:	—	—
Tenant cleaning fees	15,653	19,830	—	—	—	—	—	(4,177)
Management and leasing fees	5,182	488	3,930	720	44	—	—	—
Lease termination fees	10,389	9,159	66	371	793	—	—	—
Other	12,022	4,846	3,045	951	3,179	—	—	1
Total revenues	1,310,369	328,418	239,892	187,430	133,837	382,897	—	37,895
Operating expenses	651,766	146,133	71,505	60,164	50,919	300,228	—	22,817
Depreciation and amortization	189,185	45,678	55,014	22,814	22,199	34,990	—	8,490
General and administrative	98,427	8,013	16,598	10,217	13,144	20,034	—	30,421
Total expenses	939,378	199,824	143,117	93,195	86,262	355,252	—	61,728
Operating income (loss)	370,991	128,594	96,775	94,235	47,575	27,645	—	(23,833)
Income applicable to Alexander’s	11,155	399	—	358	—	—	—	10,398
Income applicable to Toys “R” Us	44,876	—	—	—	—	—	44,876	—
Income from partially-owned entities	20,686	1,810	5,724	2,230	779	764	—	9,379
Interest and other investment income	39,098	368	693	473	126	1,996	—	35,442
Interest and debt expense	(224,716)	(41,122)	(49,037)	(43,792)	(7,069)	(32,714)	—	(50,982)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	57,495	—	—	—	—	—	—	57,495
Minority interest of partially-owned entities	2,844	—	—	29	4	2,379	—	432
Income from continuing operations	322,429	90,049	54,155	53,533	41,415	70	44,876	38,331
Income from discontinued operations	33,497	—	16,356	9,298	5,736	2,107	—	—
Income before allocation to limited partners	355,926	90,049	70,511	62,831	47,151	2,177	44,876	38,331
Minority limited partners’ interest in the Operating Partnership	(33,198)	—	—	—	—	—	—	(33,198)
Perpetual preferred unit distributions of the Operating Partnership	(10,347)	—	—	—	—	—	—	(10,347)
Net income (loss)	312,381	90,049	70,511	62,831	47,151	2,177	44,876	(5,214)
Interest and debt expense (1)	342,239	42,434	54,399	49,456	7,511	15,565	105,449	67,425
Depreciation and amortization(1)	258,808	47,214	61,385	26,566	22,481	16,701	66,686	17,775
Income tax (benefit) expense (1)	(2,904)	—	3,853	—	119	489	(7,556)	191
EBITDA	$910,524	$179,697	$190,148	$138,853	$77,262	$34,932	$209,455	$80,177
Percentage of EBITDA by segment	100.0%	19.7%	20.9%	15.3%	8.5%	3.8%	23.0%	8.8%

EBITDA includes net gains on sale of real estate of $33,769, of which $17,609 is included in the Washington, DC segment, $9,218 is included in the Retail segment, $4,835 is included in the Merchandise Mart segment and $2,107 is included in the Temperature Controlled Logistics segment.  In addition, Other segment EBITDA includes a $55,438 net gain on sale of marketable equity securities and a $5,974 net loss on mark-to-market of derivative instruments.

See notes on page 34.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

17.          Segment Information - continued

	For the Six Months Ended June 30, 2005
						Temperature
		Office			Merchandise	Controlled
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Mart	Logistics	Other
Property rentals	$647,922	$226,722	$188,530	$96,014	$105,419	$—	$31,237
Straight-line rents:
Contractual rent increases	10,057	5,126	2,243	2,646	6	—	36
Amortization of free rent	11,824	5,609	599	973	4,643	—	—
Amortization of acquired below-market leases, net	5,674	—	3,545	2,129	—	—	—
Total rentals	675,477	237,457	194,917	101,762	110,068	—	31,273
Temperature Controlled Logistics	360,116	—	—	—	—	360,116	—
Tenant expense reimbursements	99,726	46,336	7,269	37,031	7,677	—	1,413
Fee and other income:
Tenant cleaning fees	15,222	15,222	—	—	—	—	—
Management and leasing fees	8,081	453	7,101	497	30	—	—
Lease termination fees	18,179	3,402	103	583	14,091	—	—
Other	9,923	3,579	3,780	111	2,453	—	—
Total revenues	1,186,724	306,449	213,170	139,984	134,319	360,116	32,686
Operating expenses	578,256	133,507	59,181	43,042	43,753	276,278	22,495
Depreciation and amortization	160,522	41,956	40,962	15,456	18,529	37,377	6,242
General and administrative	86,455	6,647	11,126	7,479	12,428	18,769	30,006
Total expenses	825,233	182,110	111,269	65,977	74,710	332,424	58,743
Operating income (loss)	361,491	124,339	101,901	74,007	59,609	27,692	(26,057)
Income applicable to Alexander’s	38,416	189	—	346	—	—	37,881
Income from partially-owned entities	15,820	1,293	303	3,296	430	426	10,072
Interest and other investment income	171,121	264	397	280	119	700	169,361
Interest and debt expense	(160,918)	(27,081)	(40,718)	(29,178)	(5,357)	(27,600)	(30,984)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	3,488	573	—	896	—	—	2,019
Minority interest of partially-owned entities	1,730	—	—	—	94	1,636	—-
Income from continuing operations	431,148	99,577	61,883	49,647	54,895	2,854	162,292
Income from discontinued operations	34,616	—	445	271	1,297	—	32,603
Income before allocation to limited partners	465,764	99,577	62,328	49,918	56,192	2,854	194,895
Minority limited partners’ interest in the Operating Partnership	(51,170)	—	—	—	—	—	(51,170)
Perpetual preferred unit distributions of the Operating Partnership	(33,693)	—	—	—	—	—	(33,693)
Net income	380,901	99,577	62,328	49,918	56,192	2,854	110,032
Interest and debt expense (1)	174,966	28,074	42,163	33,299	5,807	13,132	52,491
Depreciation and amortization(1)	155,752	42,867	42,256	17,298	19,588	17,837	15,906
Income tax expense (1)	1,929	—	312	—	618	619	380
EBITDA	$713,548	$170,518	$147,059	$100,515	$82,205	$34,442	$178,809
Percentage of EBITDA by segment	100%	23.9%	20.6%	14.1%	11.5%	4.8%	25.1%

EBITDA of the Other segment includes $134,416 of income from derivative instruments and $31,614 for a net gain on sale of real estate.

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

(2)             Other EBITDA is comprised of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2006	2005	2006	2005
Alexander’s	$21,970	$19,933	$25,506	$50,202
Newkirk Master Limited Partnership	8,467	11,426	16,737	26,072
Hotel Pennsylvania	7,872	6,281	10,559	8,535
GMH Communities L.P.	—	2,023	—	2,993
Industrial warehouses	1,509	1,545	3,021	2,683
Other investments	3,789	—	6,403	—
	43,607	41,208	62,226	90,485

Minority limited partners’ interest in the Operating Partnership	(17,324)	(23,975)	(33,198)	(51,170)
Perpetual preferred unit distributions of the Operating Partnership	(5,374)	(15,152)	(10,347)	(33,693)
Corporate general and administrative expenses	(16,489)	(14,757)	(28,001)	(27,911)
Investment income and other	69,490	67,287	89,497	168,420
Discontinued operations:
400 North LaSalle (including $31,614 net gain on sale)	—	31,753	—	32,678
	$73,910	$86,364	$80,177	$178,809

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust as of June 30, 2006, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended prior to the reclassification for the discontinued operations described in Note 11 to the accompanying consolidated financial statements (not presented herein); and in our report dated February 28, 2006, we expressed an unqualified opinion on those consolidated financial statements.  We also audited the adjustments described in Note 11 that were applied to reclassify the December 31, 2005 consolidated balance sheet of Vornado Realty Trust (not presented herein) for discontinued operations.  In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the reclassified consolidated balance sheet from which it has been derived.

/s/  DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 1, 2006

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Forward Looking Statements” and “Item 1. Business — Certain Factors That May Adversely Affect Our Business and Operations.”  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months and six months ended June 30, 2006.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2005 in Management’s Discussion and Analysis of Financial Condition.  There have been no significant changes to our policies during 2006.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value.  We measure our success in meeting this objective by our total return to shareholders.  Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending June 30, 2006:

	Total Return (1)
	Vornado	RMS
One-year	26.8%	19.6%
Three-years	158.0%	100.9%
Five-years	230.1%	142.4%
Ten-years	713.2%	307.7%

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

Overview - continued

Quarter Ended June 30, 2006 Financial Results Summary

Net income applicable to common shares for the quarter ended June 30, 2006 was $148,765,000, or $0.99 per diluted share, versus $172,697,000, or $1.25 per diluted share, for the quarter ended June 30, 2005.  Net income for the quarter ended June 30, 2006 includes a $7,884,000 net loss from our investment in Toys “R” Us and a $17,609,000 net gain on sale of 1919 South Eads Street.  Net income for the three months ended June 30, 2005, includes a $31,614,000 net gain on sale of 400 North LaSalle Residential Tower.  Net income for the quarters ended June 30, 2006 and 2005 also includes certain other items that affect comparability which are listed in the table on page 40.  The aggregate of these items, the net gains on sales of real estate and our share of Toys’ net income, net of minority interest, increased net income applicable to common shares for the quarter ended June 30, 2006 by $55,828,000, or $0.36 per diluted share and increased net income for the quarter ended June 30, 2005 by $72,949,000, or $0.51 per diluted share.

Funds from operations applicable to common shares plus assumed conversions (“FFO”) for the quarter ended June 30, 2006 was $230,430,000, or $1.49 per diluted share, compared to $215,802,000, or $1.51 per diluted share, for the prior year’s quarter.  FFO for the quarters ended June 30, 2006 and 2005 includes certain other items that affect comparability which are listed in the table on page 40.  The aggregate of these items and our share of Toys’ FFO, net of minority interest, increased FFO for the quarter ended June 30, 2006 by $39,908,000, or $0.26 per diluted share and increased FFO for the quarter ended June 30, 2005 by $44,894,000, or $0.31 per diluted share.

Net income per diluted share and FFO per diluted share for the quarter ended June 30, 2006 were negatively impacted by an increase in weighted average common shares outstanding over the prior year’s quarter of 12,080,000.  This increase resulted primarily from the public offering of 9,000,000 common shares in August 2005.

We did not recognize income on certain assets with an aggregate carrying amount of $612,813,000 during the quarter ended June 30, 2006, because they were out of service for redevelopment or because financial information of investments that we do not control was not available.  Assets under redevelopment include the Bergen Mall, Crystal Plaza Two, 220 Central Park South, 40 East 66th Street, and investments in development joint ventures including our Beverly Connection and Wasserman ventures.

The percentage increase (decrease) in the same-store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended June 30, 2006 over the quarter ended June 30, 2005 and the trailing quarter ended March 31, 2006 are summarized below.

	Office
	New York City	Washington, DC	Retail	Merchandise Mart	Temperature Controlled Logistics
Three Months Ended:
June 30, 2006 vs. June 30, 2005	3.7%	3.1%	5.1%	(2.0)%	1.0%
June 30, 2006 vs. March 31, 2006	3.7%	4.0%	2.8%	26.4%	(1.3)%

Overview - continued

Six Months Ended June 30, 2006 Financial Results Summary

Net income applicable to common shares for the six months ended June 30, 2006 was $283,570,000, or $1.90 per diluted share, versus $360,130,000, or $2.63 per diluted share, for the six months ended June 30, 2005.  Net income for the six months ended June 30, 2006 includes $44,876,000 of earnings from our investment in Toys “R” Us and $33,769,000 of net gains on sale of real estate.  Net income for the six months ended June 30, 2005, includes a $31,614,000 net gain on sale of real estate.  Net income for the six months ended June 30, 2006 and 2005 also includes certain other items that affect comparability which are listed in the table on the following page.  The aggregate of these items, net gains on sales of real estate and our share of Toys’ net income, net of minority interest, increased net income applicable to common shares for the six months ended June 30, 2006 by $61,641,000, or $0.40 per diluted share and increased net income for the six months ended June 30, 2005 by $153,675,000, or $1.11 per diluted share.

Funds from operations applicable to common shares plus assumed conversions (“FFO”) for the six months ended June 30, 2006 was $442,346,000, or $2.86 per diluted share, compared to $465,011,000, or $3.35 per diluted share, for the prior year’s six months.  FFO for the six months ended June 30, 2006 includes our $62,287,000 share of Toys’ FFO for the period from October 30, 2005 to April 29, 2006. FFO for the six months ended June 30, 2006 and 2005 also includes certain other items that affect comparability which are listed in the table on the following page.  The aggregate of these items and our share of Toys’ FFO, net of minority interest, increased FFO for the six months ended June 30, 2006 by $33,040,000, or $0.21 per diluted share and increased FFO for the six months ended June 30, 2005 by $125,776,000, or $0.91 per diluted share.

Net income per diluted share and FFO per diluted share for the six months ended June 30, 2006 were negatively impacted by an increase in weighted average common shares outstanding over the prior year’s six months of 15,647,000.  This increase resulted primarily from the public offering of 9,000,000 common shares in August 2005 and the issuance of exchangeable senior debentures on March 29, 2005 (treated as 5,531,000 common share equivalents in the calculation of FFO per diluted share).

The percentage increase (decrease) in the same-store EBITDA of our operating segments for the six months ended June 30, 2006 over the previous six months ended June 30, 2005 is summarized below.

	Office
	New York City	Washington, DC	Retail	Merchandise Mart	Temperature Controlled Logistics
Six Months Ended:
June 30, 2006 vs. June 30, 2005	4.5%	1.1%	5.6%	(2.1)%	2.0%

Calculations of same-store EBITDA, reconciliations of net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
(Amounts in thousands, except per share amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share

Items that affect comparability:
(Income) expense from:
Derivatives:
McDonalds common shares	$14,515		$—		$8,215		$—
GMH stock purchase warrants	(4,105)		(12,741)		16,370		(2,563)
Sears Holdings common shares	—		(37,860)		(18,611)		(131,853)
Alexander’s (33% share):
Stock appreciation rights	(4,836)		2,034		7,559		9,467
Net gain on sale of 731 Lexington Avenue condominiums	(2,722)		(5,541)		(4,580)		(26,174)
Other:
Net gain on sale of Sears Canada common shares	(55,438)		—		(55,438)		—
Prepayment penalties and write-off of unamortized financing costs upon refinancings	4,933		—		4,933		—
H Street litigation costs	2,093		—		3,561		—
Senior unsecured notes consent solicitation advisory fees	1,415		—		1,415		—
Net gain on sale of land parcels	—		—		—		(1,469)
Write-off of perpetual preferred share and unit issuance costs upon their redemption	—		—		—		6,052
Impairment loss — Newkirk MLP	—		3,520		—		4,016
	(44,145)		(50,588)		(36,576)		(142,524)
Minority limited partners’ share of above adjustments	4,237		5,694		3,536		16,748
Total items that affect comparability	$(39,908)	$(0.26)	$(44,894)	$(0.31)	$(33,040)	$(0.21)	$(125,776)	$(0.91)

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

BNA Complex

On February 17, 2006, we entered into an agreement to sell our 277,000 square foot Crystal Mall Two office building, located in Arlington, Virginia, to The Bureau of National Affairs, Inc. (“BNA”) for its corporate headquarters.  Simultaneously, we agreed to acquire a three building complex from BNA containing approximately 300,000 square feet, which is located in Washington D.C.’s West End between Georgetown and the Central Business District.  We will receive sales proceeds of approximately $100,000,000 for Crystal Mall Two and recognize a net gain on sale of approximately $23,000,000.  We will pay BNA $111,000,000 for the three building complex.  One of the buildings, containing 130,000 square feet, will remain an office building, while the other two buildings will be redeveloped into residential condominiums.  These transactions are expected to close in the second half of 2007.

San Jose, California Ground-up Development

On March 29, 2006, a joint venture, in which we have a 45% equity interest and are a co-managing partner, acquired 55 acres of land in San Jose, California for approximately $59,600,000, including closing costs.  The purchase price was funded with $20,643,000 of cash contributed by the partners, of which our share was $9,289,000, and $38,957,000 drawn on a $117,000,000 acquisition/construction loan.  The remainder of the loan will be used to fund the development of a 635,000 square foot retail center on the site.  As of June 30, 2006, $44,599,000 was outstanding under the loan, which bears interest at LIBOR plus 1.75% (6.94% at June 30, 2006) and matures in March 2009 with a one-year extension option.  Upon completion of the development we have an option to acquire our partner’s 55% equity interest at a 7% unlevered yield.  We account for this investment on the equity method.

1925 K Street

On April 13, 2006, we acquired the 92.65% interest that we did not already own of 1925 K Street, a 150,000 square foot office building located in the Central Business District of Washington, DC.  The purchase price for the 92.65% interest was $52,800,000, consisting of $34,600,000 in cash and $18,200,000 of existing mortgage debt.   Mitchell N. Schear, President of our Washington, DC Office division, received $3,675,000 for his share of the proceeds as a partner of the selling entity.  We plan to redevelop this property into a 225,000 square foot Class A office building at a cost of approximately $80,000,000.  We consolidate the accounts of this property into our financial position and results of operations from the date of acquisition.

1540 Broadway

On July 11, 2006, we acquired the retail, signage and parking components of 1540 Broadway located in Manhattan’s Times Square between 45th and 46th Street.  The purchase price was approximately $260,000,000 in cash.  The property contains 152,000 square feet of retail space which is 60% occupied.  The principal tenants are Virgin Records and Planet Hollywood.  We consolidate the accounts of this property into our financial position and results of operations from the date of acquisition.

Overview - continued

Filene’s, Boston, Massachusetts

On July 10, 2006, we entered into an agreement to purchase the 656,000 square foot Filene’s property located in the Downtown Crossing district of Boston from Federated Department Stores, Inc.  The purchase price is approximately $100,000,000 in cash.  We plan to redevelop and expand the property for office and retail use, subject to governmental approvals.  The purchase is expected to close in the fourth quarter of 2006, subject to customary closing conditions.

Other

In addition to the acquisitions described above, during 2006 we completed $205,950,000 of other real estate acquisitions and investments, comprised of $191,450,000 in cash and $14,500,000 of existing mortgage debt as follows:

(Amounts in thousands)	Amount	Segment
West 57th Street properties (50% interest)	$68,450	Office
Wasserman Joint Venture - additional investment (95% interest)	53,000	Other
3040 M Street, Washington, DC	36,400	Retail
Tonnelle Avenue Land (40 acres), North Bergen, New Jersey	24,500	Retail
Verde Group - additional investment (8% interest)	12,500	Other
122-124 Spring Street, New York, NY	11,100	Retail
	$205,950

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

In July 2005, we acquired an aggregate of 858,000 common shares of McDonalds for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on our consolidated balance sheet and are classified as “available for sale.”  Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of our consolidated balance sheet and not recognized in income.  At June 30, 2006, based on McDonalds’ closing stock price of $33.60 per share, $3,482,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

During the second half of 2005, we acquired an economic interest in an additional 14,565,500 McDonalds common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares.  These call and put options had an initial weighted-average strike price of  $32.66 per share, or an aggregate of $475,692,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares.  The options provide us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate purchase price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statement of income.

In the three months ended March 31, 2006, we sold 2,119,500 of the option shares in the derivative position at a weighted average sales price of $35.49.  In the three months ended June 30, 2006, we acquired an additional 1,250,000 option shares at a weighted average purchase price of $33.08.  As of June 30, 2006, there are 13,696,000 option shares in the derivative position with an adjusted weighted average strike price of $32.70 per share or an aggregate of $447,822,000.  For the three and six months ended June 30, 2006, we recognized a net loss of $14,515,000 and $8,215,000, respectively, representing the mark-to-market of the shares in the derivative and the expense resulting from the LIBOR charges.

Our aggregate net gain realized from inception of this investment through June 30, 2006 is $9,039,000.

Overview - continued

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

On March 30, 2005, as a result of the merger between Sears and Kmart and pursuant to the terms of the contract, our derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings, Inc. (“Sears Holdings”) (NYSE: SHLD) valued at $323,936,000 based on the then closing share price of $130.00 and $146,663,000 of cash.  As a result, we recognized a net gain of $58,443,000 based on the fair value of the derivative position on March 30, 2005.  In 2005 we sold 402,660 of the option shares at a weighted average sales price of $124.44 per share.  In the first quarter of 2006, we settled the entire derivative position by selling the remaining 2,089,159 option shares at a weighted average sales price of $125.43 which resulted in a net gain of $18,611,000, comprised of $20,673,000 from the remaining option shares sold, partially offset by, $2,062,000 of expense resulting from the increase in strike price for the LIBOR charge.

Our aggregate net gain realized from inception of this investment through settlement was $142,877,000.

Sears Canada, Inc. (“Sears Canada”)

On April 3, 2006, we tendered the 7,500,000 Sears Canada shares we owned to Sears Holdings at the increased tender price of $15.68 per share, which resulted in a net gain of $55,438,000 representing the difference between the tender price and our carrying amount of $8.29 per share.  The net gain is reflected as a component of “net gains on dispositions of wholly-owned assets other than depreciable real estate” on our consolidated statement of income.  Together with income recognized in the fourth quarter of 2005 that resulted from a Sears Canada special dividend, the aggregate net gain from inception on our $143,737,000 investment was $78,323,000.

Overview - continued

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

On April 12, 2006, we acquired a 23.6% interest in two mezzanine loans totaling $138,136,000, for $32,560,000 in cash.  The loans mature in January 2008 with two one-year extension options and bear interest at LIBOR plus 3.84% (9.19% at June 30, 2006).

In 2005 we made a $135,000,000 loan to Riley HoldCo Corp., consisting of a $60,000,000 mezzanine loan and a $75,000,000 fixed rate unsecured loan.  We received principal payments on the mezzanine loan of $5,557,000 and $13,901,000, on February 6, 2006 and June 2, 2006, respectively.  On July 12, 2006, the remaining $40,541,000 balance of the mezzanine loan was repaid with a pre-payment premium of $972,000, which will be recognized as “interest and other investment income” in the three months ended September 30, 2006.

On June 16, 2006, we acquired an 81.5% interest in a $95,968,000 mezzanine loan to Tharaldson Lodging Companies for $78,166,000 in cash.  The loan is secured by a 107 hotel property portfolio with brands including Fairfield Inn, Residence Inn, Comfort Inn, and Courtyard by Marriott.  The loan is subordinate to $671,778,000 of debt and is senior to approximately $192,000,000 of other debt and equity.  The loan matures in April 2008, with three one-year extensions, provides for a 0.75% placement fee and bears interest at LIBOR plus 4.30% (9.63% at June 30, 2006).

On June 19, 2006, we acquired a 49% interest in a $37,789,000 mezzanine loan for $18,517,000 in cash.  The loan matures in April 2007, with a six month extension option and bears interest at LIBOR plus 10% (15.35% at June 30, 2006).

On June 30, 2006, we made a $74,000,000 mezzanine loan secured by the equity interests in 280 Park Avenue, a 1.2 million square foot office building, located between 48th and 49th Street in Manhattan.  The loan bears interest at 10.25% and matures in June 2016.  The loan is subordinate to $1.036 billion of other debt and is senior to approximately $270,000,000 of equity and interest reserves.

On July 7, 2006, we were repaid the $108,000,000 outstanding balance of the Sheffield mezzanine loan, together with accrued interest of $1,165,000 and a prepayment premium of $2,288,000, which was recognized as “interest and other investment income” in the three months ended September 30, 2006.

2006 Dispositions:

On March 14, 2006, we sold 33 North Dearborn Street, a 336,000 square foot office building located in Chicago, Illinois, for $46,000,000, which resulted in a net gain of $4,835,000.  All of the proceeds from the sale were used to fund a portion of the purchase price of the San Francisco Bay area properties (see Acquisitions above) pursuant to Section 1031 of the Internal Revenue Code.

On March 13, 2006, we sold 424 Sixth Avenue, a 10,000 square foot retail property located in New York City, for $22,000,000, which resulted in a net gain of $9,218,000.

On June 22, 2006, we sold 1919 South Eads Street, a 96,000 square foot office building located in Arlington, Virginia for $38,400,000, which resulted in a net gain of $17,609,000.

Overview - continued

2006 Financings:

On February 9, 2006, we completed a $353,000,000 refinancing of 770 Broadway.  The loan bears interest at 5.65% and matures in March 2016.  The net proceeds of $173,000,000, after repaying the existing floating rate loan and closing costs, were used for general corporate purposes.

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

On May 2, 2006, we sold 1,400,000 perpetual 6.875% Series D-15 Cumulative Redeemable Preferred Units, at a price of $25.00 per share.  We may redeem the Series D-15 Units at a price of $25.00 per share after May 2, 2011.  The net proceeds of the offering of $34,125,000 were used for general corporate purposes.

On May 5, 2006, we repaid the existing debt on the Warner Building and completed a 10-year interest-only refinancing of $292,700,000.  The loan bears interest at 6.26% and matures in May 2016.  We retained net proceeds of $133,000,000, after repaying the existing loan, closing costs and a prepayment penalty of $9,818,000.  As part of the purchase price accounting for the December 27, 2005 acquisition of the Warner Building, we accrued a liability for the unfavorable terms of the debt assumed in the acquisition.  Accordingly, the prepayment penalty did not result in an expense on our consolidated statement of income.

On May 23, 2006 we completed a $115,000,000 refinancing of the Bowen Building.  This interest-only loan bears interest at 6.14% and matures in June 2016.  The net proceeds of $51,600,000, after repaying the existing floating rate loan and closing costs, were used for general corporate purposes.

On June 9, 2006, we completed a $120,000,000 refinancing of the Montehiedra Town Center.  The loan bears interest at 6.04% and matures in June 2016.  The net proceeds of $59,000,000, after repaying the existing loan and closing costs, were used for general corporate purposes.  We incurred a prepayment penalty of approximately $2,498,000, which is included “interest and debt expense” in the three and six months ended June 30, 2006.

On June 28, 2006, we entered into a $1.0 billion unsecured revolving credit facility which replaced our previous $600,000,000 unsecured revolving credit facility which was due to mature in July 2006.  The new facility has a four-year term, with a one-year extension option and bears interest at LIBOR plus 0.55% (5.90% as of June 30, 2006).  The new facility contains financial covenants similar to the prior facility but have been modified to more accurately reflect the current market conditions in the real estate industry.

On June 30, 2006, Americold completed a $400,000,000, one-year, interest-only financing, collateralized by 21 of its owned and six of its leased temperature-controlled warehouses.  Of this loan, $243,000,000 was drawn to repay the existing mortgage on the same facilities.  The remaining $157,000,000 of the loan can be drawn at any time prior to October 7, 2006.  The initial interest rate on the new mortgage is LIBOR plus 0.60% and increases to LIBOR plus 1.10% if the remaining balance is drawn.  In connection with the refinancing, Americold wrote off $4,000 of deferred financing costs associated with the old loan, of which our share is $1,920, and is included in “interest and debt expense” in the three and six months ended June 30, 2006.

On July 28, 2006 we called for redemption of the 8.25% Series D-9 Cumulative Redeemable Preferred Units.  The Preferred Units will be redeemed on September 21, 2006 at a redemption price equal to $25.00 per unit or an aggregate of $45,000,000 plus accrued distributions.  In conjunction with the redemption, we will write-off $1,125,000 of issuance costs in the three months ended September 30, 2006.

Unsecured Notes Consent Solicitation

On May 9, 2006 we executed supplemental indentures with respect to our senior unsecured notes due 2007, 2009 and 2010 (collectively, the “Notes”), pursuant to our consent solicitation statement dated April 18, 2006, as amended.  Holders of approximately 96.7% of the aggregate principal amount of the Notes consented to the solicitation. The supplemental indentures contain modifications of certain covenants and related defined terms governing the terms of the Notes to make them consistent with corresponding provisions of the covenants and defined terms included in the senior unsecured notes due 2011 issued on February 16, 2006. The supplemental indentures also include a new covenant that provides for an increase in the interest rate of the Notes upon certain decreases in the ratings assigned by rating agencies to the Notes.  In connection with the consent solicitation we paid an aggregate fee of $2,241,000 to the consenting note holders, which will be amortized into expense over the remaining term of the Notes.  In addition, we incurred advisory and professional fees aggregating $1,415,000, which were expensed in the second quarter of 2006.

Overview - continued

The following table sets forth certain information for the properties we own directly or indirectly, including leasing activity.  Tenant improvements and leasing commissions are presented below based on square feet leased during the period and on a per annum basis based on the weighted average term of the leases.

	Office					Temperature
(Square feet and cubic feet in thousands)	New York	Washington,		Merchandise Mart		Controlled
As of June 30, 2006:	City	DC(2)(3)	Retail	Office	Showroom	Logistics
Square feet / cubic feet	13,122	17,833	17,558	2,701	6,366	17,417/442,200
Number of properties	24	90	119	9	9	85
Occupancy rate	96.5%	92.2%	95.1%	97.4%	91.9%	73.7%
Leasing Activity:
Quarter ended June 30, 2006:
Square feet	759	740	401	36	311
Initial rent (1)	$52.23	$32.12	$25.13	$23.02	$26.69
Weighted average lease terms (years)	10.8	7.7	15.7	11.3	5.8
Rent per square foot on relet space:
Square feet	727	541	83	36	311
Initial Rent (1)	$52.19	$31.92	$28.18	$23.02	$26.69
Prior escalated rent	$42.01	$31.05	$24.80	$21.27	$25.72
Percentage increase:
Cash basis	24.2%	2.8%	13.6%	8.2%	3.8%
Straight-line basis	31.6%	2.8%	20.1%	29.9%	15.0%
Rent per square foot on space previously vacant:
Square feet	32	199	318	—	—
Initial rent (1)	$53.14	$32.66	$24.40	$—	$—
Tenant improvements and leasing commissions:
Per square foot	$44.66	$15.96	$6.37	$63.68	$8.57
Per square foot per annum	$4.13	$2.07	$0.41	$5.64	$1.48
Six months ended June, 2006:
Square feet	1,217	1,240	574	104	572
Initial rent (1)	$49.23	$32.00	$27.34	$19.13	$26.75
Weighted average lease terms (years)	9.8	7.1	13.0	8.9	5.7
Rent per square foot on relet space:
Square feet	962	738	185	104	572
Initial Rent (1)	$50.37	$31.52	$36.44	$19.13	$26.75
Prior escalated rent	$42.27	$30.89	$29.86	$20.98	$26.65
Percentage increase (decrease):
Cash basis	19.2%	2.0%	22.0%	(8.8%)	0.4%
Straight-line basis	26.4%	3.1%	30.4%	5.4%	11.7%
Rent per square foot on space previously vacant:
Square feet	255	503	389	—	—
Initial rent (1)	$44.94	$32.69	$23.01	$—	$—
Tenant improvements and leasing commissions:
Per square foot	$38.22	$14.89	$8.12	$37.24	$7.51
Per square foot per annum	$3.91	$2.10	$0.63	$4.18	$1.32

In addition to the above, 27 square feet of retail space was leased in New York Office buildings at an initial rent of $131.13 per square foot, a 51.0% increase over the prior escalated rent.

(1)             Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)    As of June 30, 2006, we have re-leased 1,202 square feet of the 1,939 square feet of space vacated by the U.S. Patent and Trade Office (“PTO”) in Crystal City during 2004 and 2005. Of the remaining 739 square feet to be re-leased, 181 square feet was taken out of service to be converted to a 19-story residential tower.

(3)             Crystal Plaza Two, Three and Four (aggregating 712 square feet) were taken out of service for redevelopment in 2004.  During the six months ended June 30, 2006, Crystal Plaza Three and Four (aggregating 531 square feet) were substantially completed, placed into service and re-leased.  Occupancy statistics above exclude these properties for the periods they were out of service.

Overview - continued

	Office					Temperature
	New York	Washington,		Merchandise Mart		Controlled
(Square feet and cubic feet in thousands)	City	DC	Retail	Office	Showroom	Logistics
As of March 31, 2006:
Square feet/cubic feet	13,021	17,764	17,470	2,703	6,360	17,212/436,800
Number of properties	21	91	119	9	9	84
Occupancy rate	96.1%	91.0%	94.5%	97.4%	93.0%	77.0%

As of December 31, 2005:
Square feet/cubic feet	12,972	17,727	16,169	3,100	6,290	17,275/437,500
Number of properties	20	91	111	10	10	85
Occupancy rate	96.0%	91.2%	95.6%	97.0%	94.7%	78.2%

As of June 30, 2005:
Square feet/cubic feet	12,926	14,622	14,049	3,027	5,810	17,311/437,200
Number of properties	19	67	98	9	9	85
Occupancy rate	94.6%	87.7%	94.5%	95.8%	95.7%	75.2%

2006 Other Developments

GMH Communities L.P. (“GMH”)

As of June 30, 2006, we own 7,337,857 limited partnership units (which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), a real estate investment trust that conducts its business through GMH and of which it is the sole general partner, and 2,517,247 common shares of GCT (1,817,247 shares were received upon exercise of our warrants discussed below), or 13.5% of the limited partnership interest of GMH.

We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements.  On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005.  Because GMH’s earnings for the year ended December 31, 2005 were not available in time to be recorded in our consolidated financial statements, our earnings for the three and six months ended June 30, 2006 do not include a $94,000 net loss representing our share of GMH’s fourth quarter results, net of adjustments to restate its first three quarters of 2005.   In addition, as of the date of this filing, GCT has not filed its quarterly report on Form 10-Q for the quarter ended March 31, 2006 and accordingly, our earnings for the three and six months ended June 30, 2006 do not include our share of GMH’s first quarter 2006 earnings.

On May 2, 2006, the date our GMH warrants were to expire, we received 1,817,247 GCT common shares through an automatic cashless exercise.  The amount of the shares received was equal to the excess of GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006 and the $8.22 exercise price, divided by GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006, then multiplied by 6,085,180 warrants.  Accordingly, in the three months ended June 30, 2006, we recognized a net gain of $4,105,000, the difference between the value of the GCT common shares received on May 2, 2006 and GCT’s closing share price on March 31, 2006.  For the six months ended June 30, 2006, we recognized a net loss of $16,370,000, the difference between the value of the GCT common shares received on May 2, 2006 and GCT’s closing share price on December 31, 2005.  From inception of our investment in the warrants, including the first tranche of warrants exercised on November 3, 2004, the aggregate net gain recognized was $51,352,000.

Reconciliation of Net Income and EBITDA

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30, 2006
						Termperature
		Office			Merchandise	Controlled
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Mart	Logistics	Toys	Other
Property rentals	$372,192	$120,115	$103,010	$64,541	$61,885	$—	$—	$22,641
Straight-line rents:
Contractual rent increases	7,991	1,994	2,320	2,101	1,597	—	—	(21)
Amortization of free rent	9,621	1,927	6,089	1,263	342	—	—	—
Amortization of acquired below-market leases, net	3,672	(11)	946	2,338	(93)	—	—	492
Total rentals	393,476	124,025	112,365	70,243	63,731	—	—	23,112
Temperature Controlled Logistics	187,047	—	—	—	—	187,047	—	—
Tenant expense reimbursements	60,920	23,805	6,511	25,059	4,915	—	—	630
Fee and other income:
Tenant cleaning fees	7,511	9,819	—	—	—	—	—	(2,308)
Management and leasing fees	2,534	258	1,885	360	31	—	—	—
Lease termination fees	5,907	5,388	5	—	514	—	—	—
Other	5,637	2,296	1,920	80	1,341	—	—	—
Total revenues	663,032	165,591	122,686	95,742	70,532	187,047	—	21,434
Operating expenses	319,851	72,046	36,494	31,688	22,514	145,896	—	11,213
Depreciation and amortization	98,880	22,917	29,902	12,407	11,104	17,921	—	4,629
General and administrative	52,563	4,140	8,448	5,294	7,123	9,774	—	17,784
Total expenses	471,294	99,103	74,844	49,389	40,741	173,591	—	33,626
Operating income (loss)	191,738	66,488	47,842	46,353	29,791	13,456	—	(12,192)
Income applicable to Alexander’s	14,750	186	—	178	—	—	—	14,386
Loss applicable to Toys “R” Us	(7,884)	—	—	—	—	—	(7,884)	—
Income from partially-owned entities	14,635	1,166	5,058	2,188	445	369	—	5,409
Interest and other investment income	16,623	180	378	353	66	1,364	—	14,282
Interest and debt expense	(120,822)	(20,848)	(26,187)	(24,131)	(3,542)	(18,452)	—	(27,662)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	56,947	—	—	—	—	—	—	56,947
Minority interest of partially-owned entities	3,118	—	—	29	1	2,847	—	241
Income (loss) from continuing operations	169,105	47,172	27,091	24,970	26,761	(416)	(7,884)	51,411
Income (loss) from discontinued operations	16,762	—	16,807	(42)	(3)	—	—	—
Income (loss) before allocation to limited partners	185,867	47,172	43,898	24,928	26,758	(416)	(7,884)	51,411
Minority limited partners’ interest in the Operating Partnership	(17,324)	—	—	—	—	—	—	(17,324)
Perpetual preferred unit distributions of the Operating Partnership	(5,374)	—	—	—	—	—	—	(5,374)
Net income (loss)	163,169	47,172	43,898	24,928	26,758	(416)	(7,884)	28,713
Interest and debt expense(1)	171,778	21,523	30,315	27,118	3,762	8,779	44,348	35,933
Depreciation and amortization(1)	133,377	23,850	34,724	13,320	11,245	8,553	32,522	9,163
Income (benefit) tax expense(1)	(28,642)	—	3,620	—	78	81	(32,522)	101
EBITDA	$439,682	$92,545	$112,557	$65,366	$41,843	$16,997	$36,464	$73,910
Percentage of EBITDA by segment	100.0%	21.0%	25.6%	14.9%	9.5%	3.9%	8.3%	16.8%

Washington, D.C. office EBITDA includes a net gain on sale of real estate of $17,609.  In addition, Other segment EBITDA includes a $55,438 net gain on sale of marketable equity securities and a $10,410 net loss on mark-to-market of derivative instruments.  Excluding these items, the percentages of EBITDA by segment are 24.8% for New York Office, 26.0% for Washington, DC Office, 17.5% for Retail, 11.2% for Merchandise Mart, 4.6% for Temperature Controlled Logistics, 9.8% for Toys and 6.1% for Other.

See notes on page 50.

	For the Three Months Ended June 30, 2005
						Temperature
		Office			Merchandise	Controlled
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Mart	Logistics	Other
Property rentals	$327,078	$114,584	$91,109	$48,793	$54,681	$—	$17,911
Straight-line rents:
Contractual rent increases	5,489	1,951	889	1,346	1,334	—	(31)
Amortization of free rent	5,088	1,557	599	345	2,587	—	—
Amortization of acquired below-market leases, net	3,436	—	2,052	1,384	—	—	—
Total rentals	341,091	118,092	94,649	51,868	58,602	—	17,880
Temperature Controlled Logistics	178,891	—	—	—	—	178,891	—
Tenant expense reimbursements	49,917	22,771	3,329	18,816	4,223	—	778
Fee and other income:
Tenant cleaning fees	7,605	7,605	—	—	—	—	—
Management and leasing fees	4,265	219	3,721	307	18	—	—
Lease termination fees	3,878	3,094	81	—	703	—	—
Other	5,828	2,012	2,571	74	1,171	—	—
Total revenues	591,475	153,793	104,351	71,065	64,717	178,891	18,658
Operating expenses	282,430	65,275	28,066	20,538	20,512	136,720	11,319
Depreciation and amortization	83,234	21,489	21,570	8,503	9,497	19,006	3,169
General and administrative	45,796	3,310	5,856	3,684	7,187	9,972	15,787
Total expenses	411,460	90,074	55,492	32,725	37,196	165,698	30,275
Operating income (loss)	180,015	63,719	48,859	38,340	27,521	13,193	(11,617)
Income applicable to Alexander’s	13,030	101	—	53	—	—	12,876
Income from partially-owned entities	6,598	754	122	1,760	286	194	3,482
Interest and other investment income	69,923	171	254	64	71	669	68,694
Interest and debt expense	(83,414)	(14,134)	(20,223)	(14,292)	(2,680)	(13,955)	(18,130)
Minority interest of partially-owned entities	1,127	—	—	—	42	1,085	—-
Income from continuing operations	187,279	50,611	29,012	25,925	25,240	1,186	55,305
Income from discontinued operations	32,930	—	394	131	656	—	31,749
Income before allocation to limited partners	220,209	50,611	29,406	26,056	25,896	1,186	87,054
Minority limited partners’ interest in the Operating Partnership	(23,975)	—	—	—	—	—	(23,975)
Perpetual preferred unit distributions of the Operating Partnership	(15,152)	—	—	—	—	—	(15,152)
Net income	181,082	50,611	29,406	26,056	25,896	1,186	47,927
Interest and debt expense(1)	91,875	14,632	20,966	16,857	2,905	6,640	29,875
Depreciation and amortization(1)	80,788	21,885	21,989	9,515	10,052	9,070	8,277
Income tax expense(1)	1,242	—	58	—	540	359	285
EBITDA	$354,987	$87,128	$72,419	$52,428	$39,393	$17,255	$86,364
Percentage of EBITDA by segment	100%	24.5%	20.4%	14.8%	11.1%	4.9%	24.3%

EBITDA of the Other segment includes $50,601 of income from the mark-to-market of derivative instruments and $31,614 for a net gain on sale of real estate.  Excluding these items, the percentages of EBITDA by segment are 32.2% for New York Office, 26.5% for Washington, DC Office, 19.3% for Retail, 14.2% for Merchandise Mart, 6.4% for Temperature Controlled Logistics and 1.4% for Other.

See notes on following page.

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

(2)             Other EBITDA is comprised of:

	For the Three Months Ended June 30,
(Amounts in thousands)	2006	2005
Alexander’s	$21,970	$19,933
Newkirk Master Limited Partnership	8,467	11,426
Hotel Pennsylvania	7,872	6,281
GMH Communities L.P.	—	2,023
Industrial warehouses	1,509	1,545
Other investments	3,789	—
	43,607	41,208
Minority limited partners’ interest in the Operating Partnership	(17,324)	(23,975)
Perpetual preferred unit distributions of the Operating Partnership	(5,374)	(15,152)
Corporate general and administrative expenses	(16,489)	(14,757)
Investment income and other	69,490	67,287
Discontinued operations:
400 North LaSalle (including $31,614 net gain on sale)	—	31,753
	$73,910	$86,364

Results of Operations

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $663,032,000 for the quarter ended June 30, 2006, compared to $591,475,000 in the prior year’s quarter, an increase of $71,557,000.  Below are the details of the increase (decrease) by segment:

			Office
(Amounts in thousands)	Date of Acquisition	Total	New York	Washington, DC		Retail	Merchandise Mart	Temperature Controlled Logistics		Other
Property rentals:
Increase (decrease) due to:
Acquisitions:
Warner Building	December 2005	$5,763	$—	$5,763	(3)	$—	$—	$—		$—
Springfield Mall	January 2006	4,877	—	—		4,877	—	—		—
Broadway Mall	December 2005	4,087	—	—		4,087	—	—		—
Boston Design Center	December 2005	2,595	—	—		—	2,595	—		—
Bowen Building	June 2005	1,811	—	1,811	(3)	—	—	—		—
San Francisco properties	January 2006	1,412	—	—		1,412	—	—		—
40 East 66th Street	July 2005	974	—	—		974	—	—		—
Westbury Retail Condominium	May 2005	918	—	—		918	—	—		—
South Hills Mall	August 2005	786	—	—		786	—	—		—
Other		3,455	—	1,570		1,885	—	—		—
Development/Redevelopment:
Crystal Plaza 3 and 4 — placed into service		3,035	—	3,035		—	—	—		—
7 West 34th Street — conversion from office space to showroom space		(355)	—	—		—	(355)	—		—
Bergen Mall — taken out of service		(123)	—	—		(123)	—	—		—
Amortization of acquired below market leases, net		218	(11)	(1,124)		954	(93)	—		492
Operations:
Hotel Pennsylvania		2,210	—	—		—	—	—		2,210 (1)
Trade shows		2,186	—	—			2,186	—		—
Leasing activity (see page 46)		18,536	5,944	6,661		2,605	796	—		2,530
Total increase in property rentals		52,385	5,933	17,716		18,375	5,129	—		5,232

Temperature Controlled Logistics:
Increase due to operations		8,156	—	—		—	—	8,156	(2)	—

Tenant expense reimbursements:
Increase due to:
Acquisitions/development		9,840	—	3,563		5,419	858	—		—
Operations		1,163	1,034	(381)		824	(166)	—		(148)
Total increase (decrease) in tenant expense reimbursements		11,003	1,034	3,182		6,243	692	—		(148)
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income		2,029	2,294	(76)		—	(189)	—		—
Management and leasing fees		(1,731)	39	(1,836)	(3)	53	13	—		—
BMS Cleaning fees		(94)	2,214	—		—	—	—		(2,308) (4)
Other		(191)	284	(651)		6	170	—		—
Total increase (decrease) in fee and other income		13	4,831	(2,563)		59	(6)	—		(2,308)
Total increase in revenues		$71,557	$11,798	$18,335		$24,677	$5,815	$8,156		$2,776

(1)                Average occupancy and revenue per available room (“REVPAR”) were 87.9% and $114.61 for the three months ended June 30, 2006 compared to 86.7% and $99.84 for the prior year’s second quarter.

(2)                Results primarily from a $4,899 increase in transportation management services, resulting from both new and existing customers and a $1,839 increase in storage, handling and accessorial service revenue.  See note 3 on page 52 for a discussion of Americold’s gross margin.

(3)                Reflects an increase in rentals and a reduction in leasing and management fees as a result of acquiring buildings which were previously partially owned and presented as managed for third parties.

(4)                Represents the elimination of inter-company cleaning fees charged by the New York Office division to certain properties included in the Washington, DC Office, Retail and Merchandise Mart divisions.

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $471,294,000 for the quarter ended June 30, 2006, compared to $411,460,000 in the prior year’s quarter, an increase of $59,834,000.  Below are the details of the increase (decrease) by segment:

			Office
									Temperature
	Date of						Merchandise		Controlled
(Amounts in thousands)	Acquisition	Total	New York		Washington,DC	Retail	Mart		Logistics	Other
Operating:
Increase (decrease) due to:
Acquisitions:
Broadway Mall	December 2005	$3,246	$—		$—	$3,246	$—		$—	$—
Warner Building	December 2005	3,058	—		3,058	—	—		—	—
Springfield Mall	January 2006	2,753	—		—	2,753	—		—	—
Boston Design Center	December 2005	1,622	—		—	—	1,622		—	—
Bowen Building	June 2005	1,127	—		1,127	—	—		—	—
South Hills Mall	August 2005	547	—		—	547	—		—	—
San Francisco properties	January 2006	449	—		—	449	—		—	—
Other		3,075	—		1,461	1,614	—		—	—
Development/Redevelopment:
Crystal Plaza 3 and 4 — placed into service		1,545	—		1,545	—	—		—	—
Bergen Mall — taken out of service		210	—		—	210	—		—	—
7 West 34th Street — conversion from office space to showroom space		(488)	—		—	—	(488)		—	—
Hotel activity		599	—		—	—	—		—	599
Trade shows activity		2,379	—		—	—	2,379		—	—
Operations		17,299	6,771	(1)	1,237	2,331	(1,511)	(2)	9,176 (3)	(705)
Total increase (decrease) in operating expenses		37,421	6,771		8,428	11,150	2,002		9,176	(106)

Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development		11,467	—		6,810	3,838	819		—	—
Operations (due to additions to buildings and improvements)		4,179	1,428		1,522	66	788		(1,085)	1,460
Total increase (decrease) in depreciation and amortization		15,646	1,428		8,332	3,904	1,607		(1,085)	1,460

General and administrative:
Increase due to:
Acquisitions/Development		3,071	—		2,299	1,147	(375)		—	—
Operations		3,696	830		293	463	311		(198)	1,997 (4)
Total increase (decrease) in general and administrative		6,767	830		2,592	1,610	(64)		(198)	1,997

Total increase in expenses		$59,834	$9,029		$19,352	$16,664	$3,545		$7,893	$3,351

(1)                      Results primarily from a $2,922 increase in real estate taxes and a $1,920 increase in utility costs.

(2)                      Results primarily from a reversal of $3,040 in allowance for doubtful accounts for receivables arising from the straight-lining of rents due to a change in estimate, partially offset by a $1,048 increase in operating expenses.

(3)                      Results primarily from (i) a $4,872 increase in expenses of transportation management services associated with higher revenue from both new and existing customers, (ii) a $1,475 increase in property insurance premiums and (iii) a $1,241increase in utility rates.

Americold’s gross margin from owned warehouses was $36,589 or 32.0%, for the quarter ended June 30, 2006, compared to $38,258 or 34.5%, for the quarter ended June 30, 2005, a decrease of $1,669, primarily due to rate increases in utilities and insurance premiums.  Gross margin from transportation management services, managed warehouses and other non-warehouse activities was $4,560 for the quarter ended June 30, 2006, compared to $3,913 for the quarter ended June 30, 2005, an increase of $647, primarily due to new managed warehouse customer contracts which commenced in 2005.

(4)                      Primarily due to $1,091 of stock-based compensation expense for the amortization of Out-Performance Plan awards granted to certain officers and employees on April 25, 2006.

Income Applicable to Alexander’s

Our 33% share of Alexander’s net income (including equity in net income or loss, management, leasing, development and commitment fees) was $14,750,000 for the three months ended June 30, 2006, compared to $13,030,000 for the prior year’s second quarter, an increase of $1,720,000.  This increase was primarily due to  (i) $4,836,000 of income in the current quarter for the reversal of accrued stock appreciation rights compensation expense, as compared to $2,034,000 of expense in the prior quarter, partially offset by, (ii) $3,047,000 of interest income in the prior quarter on loans to Alexander’s which were repaid to us in July 2005, (iii) a $2,819,000 reduction in our share of Alexander’s net gain on sale of 731 Lexington Avenue condominiums.

Income Applicable to Toys

On January 9, 2006, Toys announced plans and is in the process of closing 87 Toys “R” Us stores in the United States, of which twelve stores will be converted into Babies “R” Us stores, the leases on five stores are expiring and one store has been sold.  We are handling the leasing and disposition of the real estate of the remaining 69 stores.

As a result of the store-closing program, Toys incurred restructuring and other charges aggregating approximately $149,000,000 before tax, which includes $43,000,000 for the cost of liquidating the inventory.  Of this amount, $94,000,000 was recognized in Toys’ fourth quarter ending January 28, 2006 and $55,000,000 was recorded in Toys’ first quarter ending April 29, 2006.  Our 32.9% share of the $149,000,000 charge is $49,000,000, of which $33,000,000 had no income statement effect as a result of purchase price accounting and the remaining portion relating to the cost of liquidating inventory of approximately $10,000,000 after-tax, was recognized as an expense as part of our equity in Toys’ net income in the first quarter of 2006.

The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.9% share of Toys’ net income or loss on a one-quarter lag basis.  Equity in net loss from Toys for the three months ended June 30, 2006 was $7,884,000 which consisted of (i) our $11,169,000 share of Toys’ first quarter net loss in for their quarter ended April 29, 2006, partially offset by (ii) $2,209,000 of interest income from our share of Toys’ senior unsecured bridge loan and (iii) $1,076,000 of management fees.

On July 19, 2006, Toys completed a financing, consisting of an $804,000,000, six-year term loan bearing interest at LIBOR plus 4.25% and a $200,000,000, two-year term loan bearing interest at an initial rate of LIBOR plus 3.00% for the first three months (increasing to 3.50% for the next three months and then to 4.00% for the remainder of the term).  The proceeds from these loans were used to repay Toys’ $973,000,000 bridge loan, including the $76,816,000 balance due to us.

The unaudited information set forth below presents our pro forma condensed consolidated statement of income for the three months ended June 30, 2005 (including Toys’ results for the three months ended April 29, 2005) as if the above transaction occurred on February 1, 2004.   The unaudited pro forma information below is not necessarily indicative of what our actual results would have been had the Toys transaction been consummated on February 1, 2004, nor does it represent the results of operations for any future periods.  In our opinion, all adjustments necessary to reflect this transaction have been made.

Condensed Consolidated
Statements of Income	For the Three Months
	Ended June 30,
	Actual	Pro Forma
(in thousands, except per share amounts)	2006	2005
Revenues	$663,032	$591,475
Income before allocation to limited partners	$185,867	$185,989
Minority limited partners’ interest in the Operating Partnership	(17,324)	(19,698)
Perpetual preferred unit distributions of the Operating Partnership	(5,374)	(15,152)
Net income	163,169	151,139
Preferred share dividends	(14,404)	(8,385)
Net income applicable to common shares	$148,765	$142,754
Net income per common share — basic	$1.05	$1.10
Net income per common share — diluted	$0.99	$1.04

Income from Partially-Owned Entities

Summarized below are the components of income from partially owned entities for the three months ended June 30, 2006 and 2005.

Equity in Net Income (Loss):	For The Three Months
	Ended June 30,

(Amounts in thousands)	2006		2005
Beverly Connection:
50% share of equity in net loss	$(2,056)		$(1,132)
Interest and fee income	3,405		2,305
	1,349		1,173
Newkirk MLP:
15.8% in 2006 and 22.5% in 2005 share of equity in net income	4,357		2,333	(1)
Interest and other income	13		600
	4,370		2,933
GMH Communities L.P:
13.5% in 2006 and 12.22% in 2005 share of equity in net income	—	(2)	439

H Street:
50% share of equity in income	4,311	(3)	—

Other (4)	4,605		2,053
	$14,635		$6,598

(1)             Includes our $3,520 share of Newkirk MLP’s impairment loss.

(2)             We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements.  On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005.  Because GMH’s earnings for the year ended December 31, 2005 were not available in time to be recorded in our consolidated financial statements, our earnings for the three and six months ended June 30, 2006 do not include a $94,000 net loss representing our share of GMH’s fourth quarter results, net of adjustments to restate its first three quarters of 2005.   In addition, as of the date of this filing, GCT has not filed its quarterly report on Form 10-Q for the quarter ended March 31, 2006 and accordingly, our earnings for the three and six months ended June 30, 2006 do not include our share of GMH’s first quarter 2006 earnings.

(3)             We account for our investment in H Street partially-owned entities on the equity method on a one-quarter lag basis.  Prior to the quarter ended June 30, 2006, two 50% owned entities that are contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their earnings.  During the quarter ended June 30, 2006, based on the financial information provided to us, we recognized equity in net income of $4,387 from these entities, of which $2,807 was for the period from July 20, 2005 (date of acquisition) to December 31, 2005 and $1,580 was for the quarter ended March 31, 2006.

(4)             Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

Interest and Other Investment Income

Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $16,623,000 for the three months ended June 30, 2006, compared to $69,923,000 in the prior year’s quarter, a decrease of $53,300,000.  This decrease resulted primarily from:

(Amounts in thousands)
Sears Holdings derivative position — net gain of $37,860 in the prior year’s quarter (investment sold in the first quarter of 2006)	$(37,860)
McDonalds derivative position — net loss this quarter (investment made subsequent to the prior year’s second quarter)	(14,515)
GMH warrants derivative position — net gain of $4,105 this quarter compared to $12,741 in the prior year’s quarter	(8,636)
Other, net — primarily due to interest earned on higher average cash balances	7,711
$(53,300)

Interest and Debt Expense

Interest and debt expense was $120,822,000 for the three months ended June 30, 2006, compared to $83,414,000 in the prior year’s quarter, an increase of $37,408,000.  Of this increase, (i) approximately $21,000,000 resulted from a $1.4 billion increase in outstanding debt due to property acquisitions and refinancings, (ii) $4,400,000 resulted from a 194 basis point increase in the weighted average interest rate on variable rate of debt, (iii) $3,500,000 resulted from the February 16, 2006 issuance of $250,000,000 unsecured notes due 2011, (iv) $7,046,000 resulted from prepayment penalties and the write off of deferred financing costs in connection with refinancings during the quarter and (v) $1,415,000 resulted from advisory fees incurred in connection with the senior unsecured notes consent solicitation.

Net Gain on Disposition of Wholly-Owned and Partially-Owned Assets Other than Depreciable Real Estate

Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate was $56,947,000 for the three months ended June 30, 2006 and consists primarily of a net gain on sale of Sears Canada common shares.

Minority Interest of Partially-Owned Entities

Minority interest of partially owned entities represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including Americold, 220 Central Park South, Wasserman and the Springfield Mall.  In the three months ended June 30, 2006 and 2005, the minority interests’ share of net losses of consolidated partially owned entities was $3,118,000 and $1,127,000, respectively.  The increase of $1,991,000 over the prior year’s quarter relates primarily to a reduction in Americold’s net income.

Income From Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the three months ended June 30, 2006 and 2005 include the operating results of Vineland, New Jersey; 33 North Dearborn Street in Chicago, Illinois, which was sold on March 14, 2006; 424 Sixth Avenue in New York City, which was sold on March 13, 2006 and 1919 South Eads Street in Arlington, Virginia, which was sold on June 22, 2006.

	For The Three Months
	Ended June 30,
(Amounts in thousands)	2006	2005
Revenues	$266	$3,753
Expenses	1,113	2,437
Net (loss) income	(847)	1,316
Net gain on sale of 1919 South Eads Street	17,609	—
Net gain on sale of 400 North LaSalle	—	31,614
Income from discontinued operations	$16,762	$32,930

Minority Limited Partners’ Interest in the Operating Partnership

Minority limited partners’ interest in the Operating Partnership was $17,324,000 for the three months ended June 30, 2006 compared to $23,975,000 for the prior year’s first quarter, a decrease of $6,651,000.  This decrease results primarily from lower net income subject to allocation to the minority limited partners.

Perpetual Preferred Unit Distributions of the Operating Partnership

Perpetual preferred unit distributions of the Operating Partnership were $5,374,000 for the three months ended June 30, 2006, compared to $15,152,000 for the prior year’s first quarter, a decrease of $9,778,000.  This decrease resulted primarily from the redemption of the D-3, D-4, D-5, D-6, D-7, and D-8 perpetual preferred units in 2005.

Preferred Share Dividends

Preferred share dividends were $14,404,000 for the three months ended June 30, 2006, compared to $8,385,000 for the prior year’s first quarter, an increase of $6,019,000.  This increase resulted primarily from dividends paid on the 6.75% Series H and 6.625% Series I Cumulative Redeemable Preferred Shares which were issued in June 2005 and August 2005, respectively.

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the three months ended June 30, 2006 from the three months ended June 30, 2005.

		Office
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Temperature Controlled Logistics	Toys	Other

Three months ended June 30, 2005	$354,987	$87,128	$72,419	$52,428	$39,393	$17,255	$—	$86,364
2006 Operations:
Same store operations(1)		3,304	2,343	2,558	(823)	209
Acquisitions, dispositions and non-operating items that affect comparability, including divisional general and administrative expenses		2,113	37,795	10,380	3,273	(467)
Three months ended June 30, 2006	$439,682	$92,545	$112,557	$65,366	$41,843	$16,997	$36,464	$73,910
% increase (decrease) in same store operations		3.7%	3.1%	5.1%	(2.0)%(2)	1.0%

(1)          Represents the increase (decrease) in property-level operations which were owned for the same period in each year and excludes the effect of property acquisitions, dispositions and other non-operating items that affect comparability, including divisional general and administrative expenses.  Beginning on January 1, 2006, we have revised our definition of same store operations to exclude divisional general and administrative expenses.  We utilize this measure to make decisions on whether to buy or sell properties as well as to compare the performance of our properties to that of our peers.  Same store operations may not be comparable to similarly titled measures employed by other companies.

(2)          Represents a decrease in EBITDA from the April High Point Home Furniture show, which was primarily due to higher promotional expenses.

Reconciliation of Net Income and EBITDA

Below is a summary of net income and a reconciliation of net income to EBITDA by segment for the six months ended June 30, 2006.

	For the Six Months Ended June 30, 2006
		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
Property rentals	$722,926	$239,817	$202,873	$125,525	$115,845	$—	$—	$38,866
Straight-line rents:
Contractual rent increases	13,251	2,154	3,869	4,085	3,192	—	—	(49)
Amortization of free rent	16,931	3,794	9,623	2,621	893	—	—	—
Amortization of acquired below-market leases, net	8,471	(22)	2,130	4,547	22	—	—	1,794
Total rentals	761,579	245,743	218,495	136,778	119,952	—	—	40,611
Temperature Controlled Logistics	382,897	—	—	—	—	382,897	—	—
Tenant expense reimbursements	122,647	48,352	14,356	48,610	9,869	—	—	1,460
Fee and other income:	—	—
Tenant cleaning fees	15,653	19,830	—	—	—	—	—	(4,177)
Management and leasing fees	5,182	488	3,930	720	44	—	—	—
Lease termination fees	10,389	9,159	66	371	793	—	—	—
Other	12,022	4,846	3,045	951	3,179	—	—	1
Total revenues	1,310,369	328,418	239,892	187,430	133,837	382,897	—	37,895
Operating expenses	651,766	146,133	71,505	60,164	50,919	300,228	—-	22,817
Depreciation and amortization	189,185	45,678	55,014	22,814	22,199	34,990	—	8,490
General and administrative	98,427	8,013	16,598	10,217	13,144	20,034	—	30,421
Total expenses	939,378	199,824	143,117	93,195	86,262	355,252	—	61,728
Operating income (loss)	370,991	128,594	96,775	94,235	47,575	27,645	—	(23,833)
Income applicable to Alexander’s	11,155	399	—	358	—	—	—	10,398
Income applicable to Toys “R” Us	44,876	—	—	—	—	—	44,876	—
Income from partially-owned entities	20,686	1,810	5,724	2,230	779	764	—	9,379
Interest and other investment income	39,098	368	693	473	126	1,996	—	35,442
Interest and debt expense	(224,716)	(41,122)	(49,037)	(43,792)	(7,069)	(32,714)	—	(50,982)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	57,495	—	—	—	—	—	—	57,495
Minority interest of partially-owned entities	2,844	—	—	29	4	2,379	—	432
Income from continuing operations	322,429	90,049	54,155	53,533	41,415	70	44,876	38,331
Income from discontinued operations	33,497	—	16,356	9,298	5,736	2,107	—	—
Income before allocation to limited partners	355,926	90,049	70,511	62,831	47,151	2,177	44,876	38,331
Minority limited partners’ interest in the Operating Partnership	(33,198)	—	—	—	—	—	—	(33,198)
Perpetual preferred unit distributions of the Operating Partnership	(10,347)	—	—	—	—	—	—	(10,347)
Net income (loss)	312,381	90,049	70,511	62,831	47,151	2,177	44,876	(5,214)
Interest and debt expense (1)	342,239	42,434	54,399	49,456	7,511	15,565	105,449	67,425
Depreciation and amortization(1)	258,808	47,214	61,385	26,566	22,481	16,701	66,686	17,775
Income tax (benefit) expense (1)	(2,904)	—	3,853	—	119	489	(7,556)	191
EBITDA	$910,524	$179,697	$190,148	$138,853	$77,262	$34,932	$209,455	$80,177
Percentage of EBITDA by segment	100.0%	19.7%	20.9%	15.3%	8.5%	3.8%	23.0%	8.8%

EBITDA includes net gains on sale of real estate of $33,769, of which $17,609 is included in the Washington, DC segment, $9,218 is included in the Retail segment, $4,835 is included in the Merchandise Mart segment and $2,107 is included in the Temperature Controlled Logistics segment.  In addition, Other segment EBITDA includes a $55,438 net gain on sale of marketable equity securities and a $5,974 net loss on mark-to-market of derivative instruments.  Excluding these items, the percentages of EBITDA by segment are 21.5% for New York Office, 21.1% for Washington, DC Office, 15.5% for Retail, 8.6% for Merchandise Mart, 4.0% for Temperature Controlled Logistics, 25.1% for Toys and 4.2% for Other.

See notes on page 59.

	For the Six Months Ended June 30, 2005
		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Other

Property rentals	$647,922	$226,722	$188,530	$96,014	$105,419	$—	$31,237
Straight-line rents:
Contractual rent increases	10,057	5,126	2,243	2,646	6	—	36
Amortization of free rent	11,824	5,609	599	973	4,643	—	—
Amortization of acquired below-market leases, net	5,674	—	3,545	2,129	—	—	—
Total rentals	675,477	237,457	194,917	101,762	110,068	—	31,273
Temperature Controlled Logistics	360,116	—	—	—	—	360,116	—
Tenant expense reimbursements	99,726	46,336	7,269	37,031	7,677	—	1,413
Fee and other income:
Tenant cleaning fees	15,222	15,222	—	—	—	—	—
Management and leasing fees	8,081	453	7,101	497	30	—	—
Lease termination fees	18,179	3,402	103	583	14,091	—	—
Other	9,923	3,579	3,780	111	2,453	—	—
Total revenues	1,186,724	306,449	213,170	139,984	134,319	360,116	32,686
Operating expenses	578,256	133,507	59,181	43,042	43,753	276,278	22,495
Depreciation and amortization	160,522	41,956	40,962	15,456	18,529	37,377	6,242
General and administrative	86,455	6,647	11,126	7,479	12,428	18,769	30,006
Total expenses	825,233	182,110	111,269	65,977	74,710	332,424	58,743
Operating income (loss)	361,491	124,339	101,901	74,007	59,609	27,692	(26,057)
Income applicable to Alexander’s	38,416	189	—	346	—	—	37,881
Income from partially-owned entities	15,820	1,293	303	3,296	430	426	10,072
Interest and other investment income	171,121	264	397	280	119	700	169,361
Interest and debt expense	(160,918)	(27,081)	(40,718)	(29,178)	(5,357)	(27,600)	(30,984)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	3,488	573	—	896	—	—	2,019
Minority interest of partially-owned entities	1,730	—	—	—	94	1,636	—
Income from continuing operations	431,148	99,577	61,883	49,647	54,895	2,854	162,292
Income from discontinued operations	34,616	—	445	271	1,297	—	32,603
Income before allocation to limited partners	465,764	99,577	62,328	49,918	56,192	2,854	194,895
Minority limited partners’ interest in the Operating Partnership	(51,170)	—	—	—	—	—	(51,170)
Perpetual preferred unit distributions of the Operating Partnership	(33,693)	—	—	—	—	—	(33,693)
Net income	380,901	99,577	62,328	49,918	56,192	2,854	110,032
Interest and debt expense(1)	174,966	28,074	42,163	33,299	5,807	13,132	52,491
Depreciation and amortization(1)	155,752	42,867	42,256	17,298	19,588	17,837	15,906
Income tax expense(1)	1,929	—	312	—	618	619	380
EBITDA	$713,548	$170,518	$147,059	$100,515	$82,205	$34,442	$178,809
Percentage of EBITDA by segment	100%	23.9%	20.6%	14.1%	11.5%	4.8%	25.1%

EBITDA of the Other segment includes $134,416 of income from derivative instruments and $31,614 for a net gain on sale of real estate.  Excluding these items, the percentages of EBITDA by segment are 32.0% for New York Office, 27.5% for Washington, DC Office, 18.7% for Retail, 15.1% for Merchandise Mart, 6.5% for Temperature Controlled Logistics and 0.2% for Other.

See notes on following page.

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

(2)             Other EBITDA is comprised of:

	For the Six Months Ended June 30,
(Amounts in thousands)	2006	2005
Alexander’s	$25,506	$50,202
Newkirk Master Limited Partnership	16,737	26,072
Hotel Pennsylvania	10,559	8,535
GMH Communities L.P	—	2,993
Industrial warehouses	3,021	2,683
Other investments	6,403	—
	62,226	90,485

Minority limited partners’ interest in the Operating Partnership	(33,198)	(51,170)
Perpetual preferred unit distributions of the Operating Partnership	(10,347)	(33,693)
Corporate general and administrative expenses	(28,001)	(27,911)
Investment income and other	89,497	168,420
Discontinued operations:
400 North LaSalle (including $31,614 net gain on sale)	—	32,678
	$80,177	$178,809

Results of Operations

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $1,310,369,000 for the six months ended June 30, 2006, compared to $1,186,724,000 in the prior year’s six months, an increase of $123,645,000.  Below are the details of the increase (decrease) by segment:

			Office
(Amounts in thousands)	Date of Acquisition	Total	New York	Washington, DC		Retail	Merchandise Mart		Temperature Controlled Logistics	Other
Property rentals:
Increase (decrease) due to:
Acquisitions:
Warner Building	December 2005	$11,503	$—	$11,503		$—	$—		$—		$—
Broadway Mall	December 2005	7,826	—	—		7,826	—		—		—
Springfield Mall	January 2006	7,875	—	—		7,875	—		—		—
Boston Design Center	December 2005	5,219	—	—		—	5,219		—		—
Bowen Building	June 2005	3,575	—	3,575		—	—		—		—
San Francisco properties	January 2006	2,781	—	—		2,781	—		—		—
Westbury Retail Condominium	May 2005	2,517	—	—		2,517	—		—		—
40 East 66th Street	July 2005	1,914	—	—		1,914	—		—		—
South Hills Mall	August 2005	1,635	—	—		1,635	—		—		—
Other		6,071	—	2,203		3,868	—		—		—
Development/Redevelopment:
Crystal Plaza 3 and 4 — placed into service		3,315	—	3,315		—	—		—		—
7 West 34th Street — conversion from office space to showroom space		453	—	—		—	453		—		—
Bergen Mall — taken out of service		(400)	—	—		(400)	—		—		—
Amortization of acquired below market leases, net		2,797	(22)	(1,415)		2,418	22		—		1,794
Operations:
Hotel Pennsylvania		3,867	—	—		—	—		—		3,867	(1)
Trade shows		2,377	—	—		—	2,377		—		—
Leasing activity (see page 46)		22,777	8,308	4,397		4,582	1,813		—		3,677
Total increase in property rentals		86,102	8,286	23,578		35,016	9,884		—		9,338

Temperature Controlled Logistics:
Increase due to operations		22,781	—	—		—	—		22,781	(2)	—

Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development		19,231	—	7,474		9,668	2,089		—		—
Operations		3,690	2,016	(387)		1,911	103		—		47
Total increase in tenant expense reimbursements		22,921	2,016	7,087		11,579	2,192		—		47
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income		(7,790)	5,757	(37)		(212)	(13,298)	(3)	—		—
Management and leasing fees		(2,899)	35	(3,171)	(4)	223	14		—		—
BMS Cleaning fees		431	4,608	—		—	—		—		(4,177)	(5)
Other		2,099	1,267	(735)		840	726		—		1
Total (decrease) increase in fee and other income		(8,159)	11,667	(3,943)		851	(12,558)		—		(4,176)
Total increase (decrease) in revenues		$123,645	$21,969	$26,722		$47,446	$(482)		$22,781		$5,209

(1)                Average occupancy and REVPAR were 81.5% and $98.41 for the six months ended June 30, 2006 compared to 81.0% and $85.90 for the prior year’s six months.

(2)                Results primarily from (i) a $9,880 increase in Americold’s transportation management services, resulting from both new and existing customers, (ii) a $5,963 increase in storage, handling and accessorial services and  (iii) a $3,519 increase in managed warehouse revenues.  See note 3 on page 61 for a discussion of Americold’s gross margin.

(3)                Reflects lease termination income of $13,362 received from HIP at 7 West 34th Street in January 2005.

(4)                Reflects an increase in rentals and a reduction in leasing and management fees as a result of acquiring buildings which were previously partially owned and presented as managed for third parties.

(5)                Represents the elimination of inter-company cleaning fees charged by the New York Office division to certain properties included in the Washington, DC Office, Retail and Merchandise Mart divisions.

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $939,378,000 for the six months ended June 30, 2006, compared to $825,233,000 in the prior year’s six months, an increase of $114,145,000.  Below are the details of the increase (decrease) by segment:

			Office
(Amounts in thousands)	Date of Acquisition	Total	New York		Washington, DC	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Operating:
Increase (decrease) due to:
Acquisitions:
Broadway Mall	December 2005	$ 6,170	$ —		$ —	$ 6,170	$ —	$ —	$ —
Warner Building	December 2005	5,536	—		5,536	—	—	—	—
Springfield Mall	January 2006	4,118	—		—	4,118	—	—	—
Boston Design Center	December 2005	3,534	—		—	—	3,534	—	—
Bowen Building	June 2005	2,245	—		2,245	—	—	—	—
South Hills Mall	August 2005	963	—		—	963	—	—	—
San Francisco properties	January 2006	894	—		—	894	—	—	—
Other		4,974	—		1,711	3,263	—	—	—
Development/Redevelopment:
Crystal Plaza 3 and 4 — placed into service		1,731	—		1,731	—	—	—	—
Bergen Mall — taken out of service		(589)	—		—	(589)	—	—	—
7 West 34th Street — conversion from office space to showroom space		(211)	—		—	—	(211)	—	—
Hotel activity		1,682	—		—	—	—	—	1,682
Trade shows activity		3,855	—		—	—	3,855	—	—
Operations		38,608	12,626	(1)	1,101	2,303	(12) (2)	23,950 (3)	(1,360)	(4)
Total increase in operating expenses		73,510	12,626		12,324	17,122	7,166	23,950	322

Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development		18,435	—		10,863	6,560	1,012	—	—
Operations (due to additions to buildings and improvements)		10,228	3,722		3,189	798	2,658	(2,387)	2,248
Total increase (decrease) in depreciation and amortization		28,663	3,722		14,052	7,358	3,670	(2,387)	2,248

General and administrative:
Increase due to:
Acquisitions/Development		5,573	—		3,815	1,812	(54)	—	—
Operations		6,399	1,366		1,657	926	770	1,265	415
Total increase in general and administrative		11,972	1,366		5,472	2,738	716	1,265	415

Total increase in expenses		$ 114,145	$ 17,714		$ 31,848	$ 27,218	$ 11,552	$ 22,828	$ 2,985

(1)             Results primarily from a $4,810 increase in real estate taxes and a $3,219 increase in utility costs.

(2)             Results primarily from a reversal of $2,608 in allowance for doubtful accounts for receivables arising from the straight-lining of rents due to a change in estimate, partially offset by a $2,596 increase in operating expenses.

(3)             Results primarily from (i) a $10,004 increase in expenses of transportation management services, (ii) a $2,628 increase in expenses of managed warehouses, (iii) a $2,224 increase in utilities, primarily due to higher rates and (iv) a $1,013 increase in property insurance premiums.

Gross margin from owned warehouses was $73,672 or 31.8%, for the six months ended June 30, 2006, compared to $76,265 or 34.3%, for the six months ended June 30, 2005, a decrease of $2,593, primarily due to a rate increases in utilities and insurance premiums.  Gross margin from transportation management services, managed warehouses and other non-warehouse activities was $8,997 for the six months ended June 30, 2006, compared to $7,573 for the six months ended June 30, 2005, an increase of $1,424, primarily due to new managed warehouse customer contracts which commenced during 2005.

(4)             Results primarily from a $4,177 elimination of inter-company cleaning fees charged by the New York Office division to certain properties included in the Washington, DC Office, Retail and Merchandise Mart divisions.

Income Applicable to Alexander’s

Our 33% share of Alexander’s net income (including equity in net income, management, leasing, development and commitment fees) was $11,155,000 for the six months ended June 30, 2006, compared to $38,416,000 for the prior year’s six months, a decrease of $27,261,000.  This decrease was primarily due to (i) a $21,594,000 reduction in our share of Alexander’s net gain on sale of 731 Lexington Avenue condominiums, (ii) a $3,831,000 reduction in development and guarantee fees, primarily because Alexander’s 731 Lexington Avenue project was substantially completed in 2005, (iii) $3,823,000 of interest income in the prior year’s six-month period on loans to Alexander’s which were repaid to us in July 2005, partially offset by a $1,908,000 decrease in Alexander’s stock appreciation rights compensation expense from the prior year’s six-month period.

Income Applicable to Toys

Equity in net income from Toys for the six months ended June 30, 2006 was $44,876,000, which consisted of (i) our $38,106,000 share of Toys’ net income for the period from October 30, 2005 to April 29, 2006, (ii) $4,865,000 of interest income from our share of Toys’ senior unsecured bridge loan and (iii) $1,905,000 of management fees.

The unaudited information set forth below presents our pro forma condensed consolidated statement of income for the six months ended June 30, 2005 (including Toys’ results for six months ended April 29, 2005) as if the above transaction occurred on February 1, 2004.   The unaudited pro forma information below is not necessarily indicative of what our actual results would have been had the Toys transaction been consummated on February 1, 2004, nor does it represent the results of operations for any future periods.  In our opinion, all adjustments necessary to reflect this transaction have been made.

Condensed Consolidated
Statements of Income

	For the Six Months Ended June 30,
	Actual	Pro Forma
(in thousands, except per share amounts)	2006	2005
Revenues	$1,310,369	$1,186,724
Income before allocation to limited partners	$355,926	$496,588
Minority limited partners’ interest in the Operating Partnership	(33,198)	(55,023)
Perpetual preferred unit distributions of the Operating Partnership	(10,347)	(33,693)
Net income	312,381	407,872
Preferred share dividends	(28,811)	(20,771)
Net income applicable to common shares	$283,570	$387,101
Net income per common share — basic	$2.01	$2.99
Net income per common share — diluted	$1.90	$2.82

Income from Partially-Owned Entities

Summarized below are the components of income from partially owned entities for the six months ended June 30, 2006 and 2005.

Equity in Net Income (Loss):

	For The Six Months Ended June 30,
(Amounts in thousands)	2006		2005
Beverly Connection:
50% share of equity in net loss	$(6,023	)(1)	$(1,491)
Interest and fee income	6,337		3,022
	314		1,531
Newkirk MLP:
15.8% in 2006 and 22.5% in 2005 share of equity in net income	8,515		8,144	(2)
Interest and other income	58		1,257
	8,573		9,401
GMH Communities L.P:
13.5% in 2006 12.22% in 2005 share of equity in net income	—	(3)	500

H Street:
50% share of equity in income	4,311	(4)	—

Other (5)	7,488		4,388
	$20,686		$15,820

(1)             Includes our $2,062 share of accelerated depreciation expense upon the write-off of one of the venture’s assets.

(2)             Includes our $4,016 share of Newkirk MLP’s impairment loss.

(3)             We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements.  On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005.  Because GMH’s earnings for the year ended December 31, 2005 were not available in time to be recorded in our consolidated financial statements, our earnings for the three and six months ended June 30, 2006 do not include a $94,000 net loss representing our share of GMH’s fourth quarter results, net of adjustments to restate its first three quarters of 2005.   In addition, as of the date of this filing, GCT has not filed its quarterly report on Form 10-Q for the quarter ended March 31, 2006 and accordingly, our earnings for the three and six months ended June 30, 2006 do not include our share of GMH’s first quarter 2006 earnings.

(4)             We account for our investment in H Street partially-owned entities on the equity method on a one-quarter lag basis.  Prior to the quarter ended June 30, 2006, two 50% owned entities that are contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their earnings.  During the quarter ended June 30, 2006, based on the financial information provided to us, we recognized equity in net income of $4,387 from these entities, of which $2,807 was for the period from July 20, 2005 (date of acquisition) to December 31, 2005 and $1,580 was for the quarter ended March 31, 2006.

(5)             Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

Interest and Other Investment Income

Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $39,098,000 for the six months ended June 30, 2006, compared to $171,121,000 in the prior year’s six months, a decrease of $132,023,000.  This decrease resulted primarily from:

(Amounts in thousands)
Sears Holdings derivative position — net gain of $18,611 in this year’s six months compared to $131,853 in the prior year’s six months	$(113,242)
McDonalds derivative position — net loss in this year’s six months (investment made subsequent to the prior year’s six months)	(8,215)
GMH warrants derivative position — net loss of $16,370 in this year’s six months compared to a net gain of $2,563 in the prior year’s six months	(18,933)
Other, net — primarily due to higher interest earned on higher average cash balances	8,367
$(132,023)

Interest and Debt Expense

Interest and debt expense was $224,716,000 for the six months ended June 30, 2006, compared to $160,918,000 in the prior year’s quarter, an increase of $63,798,000.  Of this increase, (i) approximately $38,700,000 resulted from a $1.5 billion increase in outstanding debt due to property acquisitions and refinancings, (ii) $10,400,000 resulted from a 227 basis point increase in the weighted average interest rate on variable rate of debt, (iii) $4,500,000 resulted from the March 29, 2005 issuance of $500,000,000 exchangeable senior debentures, (iv) $5,300,000 resulted from the February 16, 2006 issuance of $250,000 unsecured notes due 2011, (v) $7,046,000 resulted from the prepayment penalties and write-off of deferred financing costs in connection with refinancings this year and (vi) $1,415,000 resulted from advisory fees incurred in connection with the senior unsecured notes consent solicitation.

Net Gain on Disposition of Wholly-Owned and Partially-Owned Assets Other than Depreciable Real Estate

Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate was $57,495,000 and $3,488,000 for the six months ended June 30, 2006 and 2005, respectively, and consists primarily of net gains on sales of marketable equity securities.  In addition, the six months ended June 30, 2005 includes a $1,469,000 net gain on sale of a land parcel.

Minority Interest of Partially-Owned Entities

Minority interest of partially owned entities represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including Americold, 220 Central Park South, Wasserman and the Springfield Mall.  In the six months ended June 30, 2006 and 2005, the minority interests’ share of net losses of consolidated partially owned entities was $2,844,000 and $1,730,000, respectively.  The increase of $1,114,000 over the prior year relates primarily to a reduction in Americold’s minority interest expense as a result of lower net income.

Income From Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the six months ended June 30, 2006 and 2005 include the operating results of Vineland, New Jersey; 33 North Dearborn Street in Chicago, Illinois, which was sold on March 14, 2006; 424 Sixth Avenue in New York City, which was sold on March 13, 2006 and 1919 South Eads Street in Arlington, Virginia, which was sold on June 22, 2006.

	For The Six Months Ended June 30,
(Amounts in thousands)	2006	2005
Revenues	$2,393	$9,173
Expenses	2,665	6,171
Net (loss) income	(272)	3,002
Net gain on sale of 1919 South Eads Street	17,609	—
Net gain on sale of 424 Sixth Avenue	9,218	—
Net gain on sale of 33 North Dearborn Street	4,835	—
Net gain on sale of 400 North LaSalle	—	31,614
Net gain on disposition of other real estate	2,107	—
Income from discontinued operations	$33,497	$34,616

Minority Limited Partners’ Interest in the Operating Partnership

Minority limited partners’ interest in the Operating Partnership was $33,198,000 for the six months ended June 30, 2006 compared to $51,170,000 for the prior year’s first quarter, a decrease of $17,972,000.  This decrease results primarily from lower net income subject to allocation to the minority limited partners.

Perpetual Preferred Unit Distributions of the Operating Partnership

Perpetual preferred unit distributions of the Operating Partnership were $10,347,000 for the six months ended June 30, 2006, compared to $33,693,000 for the prior year’s first quarter, a decrease of $23,346,000.  This decrease resulted primarily from the redemption of the D-3, D-4, D-5, D-6, D-7, and D-8 perpetual preferred units in 2005.

Preferred Share Dividends

Preferred share dividends were $28,811,000 for the six months ended June 30, 2006, compared to $20,771,000 for the prior year’s six months, an increase of $8,040,000.  This increase resulted primarily from dividends paid on the 6.75% Series H and 6.625% Series I Cumulative Redeemable Preferred Shares which were issued in June 2005 and August 2005, respectively.

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the six months ended June 30, 2006 from the six months ended June 30, 2005.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
Six months ended June 30, 2005	$713,548	$170,518	$147,059	$100,515	$82,205	$34,442	$—	$178,809
2006 Operations:
Same store operations(1)		7,677	1,644	5,513	(1,588)	798
Acquisitions, dispositions and non-operating items that affect comparability, including divisional general and administrative expenses		1,502	41,445	32,825	(3,355)	(308)
Six months ended June 30, 2006	$910,524	$179,697	$190,148	$138,853	$77,262	$34,932	$209,455	$80,177
% increase (decrease) in same store operations		4.5%	1.1%	5.6%	(2.1)%(2)	2.0%

(1)             Represents the increase (decrease) in property-level operations which were owned for the same period in each year and excludes the effect of property acquisitions, dispositions and other non-operating items that affect comparability, including divisional general and administrative expenses.  Beginning on January 1, 2006, we have revised our definition of same store operations to exclude divisional general and administrative expenses.  We utilize this measure to make decisions on whether to buy or sell properties as well as to compare the performance of our properties to that of our peers.  Same store operations may not be comparable to similarly titled measures employed by other companies.

(2)             Results from a decrease in EBITDA from the April High Point Home Furniture show, the Chicago Gift Show and the Los Angeles Furniture trade show as a result of lower booth sales and higher promotional expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months Ended June 30, 2006

Cash flows provided by operating activities of $359,241,000 was primarily comprised of (i) net income of $312,381,000, (ii) adjustments for non-cash items of $39,496,000, (iii) distributions of income from partially-owned entities of $19,318,000, partially offset by, (iv) the net change in operating assets and liabilities of $11,954,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $200,353,000, (ii) allocation of income to minority limited partners of the Operating Partnership of $33,198,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $10,347,000, partially offset by, (iv) net gains on disposition of wholly owned and partially owned assets other than depreciable real estate (primarily on the sale of Sears Canada common shares) of $57,495,000, (v) equity in net income of partially-owned entities (including Toys and Alexander’s) of $76,717,000, (vi) net gains on sale of real estate of $33,769,000, and (vii) the effect of straight-lining of rental income of $30,182,000.

Net cash used in investing activities of $512,924,000 was primarily comprised of (i) investments in notes and mortgage loans receivable of $260,667,000, (ii) capital expenditures of $90,443,000, (iii) development and redevelopment expenditures of $112,650,000, (iv) investments in partially-owned entities of $89,584,000, (v) acquisitions of real estate of $244,938,000, (vi) investments in marketable securities of $57,992,000, (vii) deposits in connection with real estate acquisitions, including pre-acquisition costs, of $44,163,000, (viii) restricted cash, including mortgage escrows, of $40,752,000, partially offset by, (ix) proceeds received on the settlement of derivatives (primarily Sears Holdings) of $135,028,000, (x) proceeds from the sale of real estate of $110,388,000, (xi) distributions of capital from partially-owned entities of $29,703,000, (xii) proceeds from the sale of, and returns of investment in, marketable securities of $132,898,000, and (xiii) proceeds from  repayments on notes and mortgages receivable of $20,248,000.

Net cash provided by financing activities of $353,569,000 was primarily comprised of (i) proceeds from borrowings of $1,401,291,000, (ii) proceeds from the issuance of preferred units of $34,145,000, (iii) proceeds of $9,157,000 from the exercise by employees of share options, partially offset by, (iv) dividends paid on common shares of $226,310,000, (v) repayments of borrowings of $786,519,000, (vi) dividends paid on preferred shares of $28,853,000, (vii) distributions to minority partners of $41,265,000 and (viii) debt issuance costs of $8,077,000.

During 2006 and 2007, $156,313,000 and $989,049,000 of the Company’s notes and mortgages payable mature, respectively.  The Company may refinance such loans or choose to repay all or a portion of such loans using existing cash balances or its revolving credit facility.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2006.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Capital Expenditures — Accrual basis:
Expenditures to maintain the assets:
Recurring	$22,725	$6,371	$7,424	$442	$3,951	$1,384	$3,153
Non-recurring	—	—	—	—	—	—	—
	22,725	6,371	7,424	442	3,951	1,384	3,153
Tenant improvements:
Recurring	57,151	31,333	15,145	3,229	7,444	—	—
Non-recurring	89	—	89	—	—	—	—
	57,240	31,333	15,234	3,229	7,444	—	—
Total	$79,965	$37,704	$22,658	$3,671	$11,395	$1,384	$3,153

Leasing Commissions:
Recurring	$20,636	$15,319	$3,273	$1,315	$729	$—	$—
Non-recurring	32	—	32	—	—	—	—
	$20,668	$15,319	$3,305	$1,315	$729	$—	$—

Tenant improvements and leasing commissions:
Per square foot	$20.99	$38.22	$14.89	$8.12	$12.08	$—	$—
Per square foot per annum	$2.40	$3.91	$2.10	$0.63	$1.76	$—	$—

Square feet leased	3,707	1,217	1,240	574	676	N/A	N/A

Total Capital Expenditures and Leasing Commissions - Accrual basis	$100,633	$53,023	$25,963	$4,986	$12,124	$1,384	$3,153
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	35,880	12,049	18,607	324	4,900	—	—
Expenditures to be made in future periods for the current period	(61,446)	(39,685)	(13,754)	(4,115)	(3,892)	—	—
Total Capital Expenditures and Leasing Commissions - Cash basis	$75,067	$25,387	$30,816	$1,195	$13,132	$1,384	$3,153

Development and Redevelopment Expenditures:
Tonnelle Avenue	$25,614	$—	$—	$25,614	$—	$—	$—
Green Acres Mall	15,143	—	—	15,143	—	—	—
Bergen Mall	9,815	—	—	9,815	—	—	—
Crystal Plazas (PTO)	9,519	—	9,519	—	—	—	—
7 West 34th Street	7,286	—	—	—	7,286	—	—
1740 Broadway	4,953	4,953	—	—	—	—	—
640 Fifth Avenue	1,261	1,261	—	—	—	—	—
Other	32,689	377	3,715	6,994	—	—	21,603
	$106,280	$6,591	$13,234	$57,566	$7,286	$—	$21,603

Cash Flows for the Six Months Ended June 30, 2005

Cash flows provided by operating activities of $320,453,000 was primarily comprised of (i) net income of $380,901,000, (ii) distributions of income from partially-owned entities of $14,895,000, partially offset by (iii) the net change in operating assets and liabilities of $74,438,000 and (iv) adjustments for non-cash items of $905,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $167,431,000, (ii) allocation of income to minority limited partners of the Operating Partnership of $51,170,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $31,493,000, (iv) the write-off of preferred unit issuance costs of $2,200,000, partially offset by, (v) net gains on conversion of Sears common shares and derivative position to Sears Holding common shares and derivative position of $86,094,000, (vi) net gain on mark-to-market of Sears Holding derivative position of $45,759,000, (vii) net gain from mark-to-market of GMH Communities L.P. warrants of $2,563,000, (viii) net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $3,488,000, (ix) the effect of straight-lining of rental income of $22,059,000, (x) equity in net income of partially-owned entities and Alexander’s of $54,236,000, (xi) amortization of acquired below market leases net of above market leases of $5,656,000 and (xii) net gains on sale of real estate of $31,614,000.

Net cash used in investing activities of $361,454,000 was primarily comprised of (i) investments in notes and mortgage loans receivable of $275,000,000, (ii) capital expenditures of $26,868,000, (iii) development and redevelopment expenditures of $62,707,000, (iv) investments in partially-owned entities of $182,657,000, (v) acquisitions of real estate of $217,266,000, (vi) investments in marketable securities of $154,509,000, partially offset by (vii) proceeds from the sale of real estate of $126,584,000, (viii) distributions from partially-owned entities of $8,246,000, (ix) repayments on notes and mortgages receivable of $358,000,000, (x) restricted cash of $35,255,000 and (xi) proceeds from the sale of marketable securities of $29,468,000.

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

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures - Accrual basis:
Expenditures to maintain the assets:
Recurring	$13,634	$6,005	$2,343	$(1,213) (1)	$6,392	$107
Non-recurring	—	—	—	—	—	—
	13,634	6,005	2,343	(1,213)	6,392	107
Tenant improvements:
Recurring	40,131	17,384	9,193	3,483	10,071	—
Non-recurring	1,938	—	1,938	—	—	—
	42,069	17,384	11,131	3,483	10,071	—
Total	$55,703	$23,389	$13,474	$2,270	$16,463	$107

Leasing Commissions:
Recurring	$7,892	$3,972	$2,048	$288	$1,584	$—
Non-recurring	294	—	294	—	—	—
	$8,186	$3,972	$2,342	$288	$1,584	$—
Tenant improvements and leasing commissions:
Per square foot	$16.28	$33.08	$11.44	$9.77	$12.98	$—
Per square foot per annum	$2.61	$4.93	$2.16	$1.17	$2.09	$—

Square feet leased	3,109	660	1,178	373	898	N/A

Total Capital Expenditures and Leasing Commissions - Accrual basis	$63,889	$27,361	$15,816	$2,558	$18,047	$107
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	30,613	11,245	9,313	1,672	8,383	—
Expenditures to be made in future periods for the current period	(36,050)	(18,315)	(9,224)	(3,071)	(5,440)	—
Total Capital Expenditures and Leasing Commissions - Cash basis	$58,452	$20,291	$15,905	$1,159	$20,990	$107

Development and Redevelopment Expenditures:
7 West 34th Street	$12,425	$—	$—	$—	$12,425	$—
Crystal Plaza (PTO)	16,543	—	16,543	—	—	—
640 Fifth Avenue	5,435	5,435	—	—	—	—
Crystal Drive - retail	1,212	—	1,212	—	—	—
Other	27,092	1,478	328	16,664	8,140	482
	$62,707	$6,913	$18,083	$16,664	$20,565	$482

(1)             Reflects reimbursements from tenants for expenditures incurred in the prior year.

SUPPLEMENTAL INFORMATION

Three Months Ended June 30, 2006 vs. Three Months Ended March 31, 2006

Below are the details of the changes in EBITDA by segment for the three months ended June 30, 2006 from the three months ended March 31, 2006.

		Office				Temperature
			Washington,		Merchandise	Controlled
(Amounts in thousands)	Total	New York	DC	Retail	Mart	Logistics	Toys	Other
EBITDA for the three months ended March 31, 2006	$470,842	$87,152	$77,591	$73,487	$35,419	$17,935	$172,991	$6,267
2006 Operations:
Same store operations(1)		3,240	3,400	1,738	8,641	(273)
Acquisitions, dispositions and non-operating items that affect comparability, including divisional general and administrative expenses		2,153	31,566	(9,859)	(2,217)	(665)
EBITDA for the three months ended June 30, 2006	$439,682	$92,545	$112,557	$65,366	$41,843	$16,997	$36,464	$73,910
% increase (decrease) in same store operations		3.7%	4.0%	2.8%	26.4%(2)	(1.3%)(2)

(1)             Represents the increase (decrease) in property-level operations which were owned for the same period in each year and excludes the effect of property acquisitions, dispositions and other non-operating items that affect comparability, including divisional general and administrative expenses.  Beginning on January 1, 2006, we have revised our definition of same store operations to exclude divisional general and administrative expenses.  We utilize this measure to make decisions on whether to buy or sell properties as well as to compare the performance of our properties to that of our peers.  Same store operations may not be comparable to similarly titled measures employed by other companies.

(2)             Results primarily from the seasonality of operations.

The following table reconciles Net income to EBITDA for the quarter ended March 31, 2006.

		Office				Temperature
			Washington,		Merchandise	Controlled
(Amounts in thousands)	Total	New York	DC	Retail	Mart	Logistics	Toys	Other
Net income (loss) for the three months ended March 31, 2006	$149,212	$42,877	$26,613	$37,903	$20,393	$2,593	$52,760	$(33,927)
Interest and debt expense	170,461	20,911	24,084	22,338	3,749	6,786	61,101	31,492
Depreciation and amortization	125,431	23,364	26,661	13,246	11,236	8,148	34,164	8,612
Income tax expense	25,738	—	233	—	41	408	24,966	90
EBITDA for the three months ended March 31, 2006	$470,842	$87,152	$77,591	$73,487	$35,419	$17,935	$172,991	$6,267

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

The calculations of both the numerator and denominator used in the computation of income per share are disclosed in footnote 12 - Income Per Share, in the notes to our consolidated financial statements on page 25 of this Quarterly Report on Form 10-Q.

FFO for the Three and Six Months Ended June 30, 2006, and 2005

FFO applicable to common shares plus assumed conversions was $230,430,000, or $1.49 per diluted share for the three months ended June 30, 2006, compared to $215,802,000, or $1.51 per diluted share for the prior year’s quarter.  FFO applicable to common shares plus conversions was $442,346,000, or $2.86 per diluted share for the six months ended June 30, 2006, compared to $465,011,000, or $3.35 per diluted share for the prior years six months.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

(Amounts in thousands, except per share amounts)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Reconciliation of Net Income to FFO:	2006	2005	2006	2005
Net income	$163,169	$181,082	$312,381	$380,901
Depreciation and amortization of real property	84,156	68,418	160,599	132,294
Net gains on sale of real estate	(17,609)	(31,614)	(33,769)	(31,614)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	23,011	6,290	48,020	12,587
Net losses (gains) on sale of real estate	658	(79)	329	(214)
Income tax effect of Toys adjustments included above	(4,928)	—	(10,841)	—
Minority limited partners’ share of above adjustments	(8,896)	(5,244)	(16,120)	(14,245)
FFO	239,561	218,853	460,599	479,709
Preferred share dividends	(14,404)	(8,385)	(28,811)	(20,771)
FFO applicable to common shares	225,157	210,468	431,788	458,938
Interest on 3.875% exchangeable senior debentures	5,094	5,094	10,188	5,578
Series A convertible preferred share dividends	179	240	370	495
FFO applicable to common shares plus assumed conversions	$230,430	$215,802	$442,346	$465,011

Reconciliation of Weighted Average Shares:
Weighted average common shares outstanding	141,418	130,178	141,275	129,254
Effect of dilutive securities:
Employee stock options and restricted share awards	7,640	6,747	7,529	6,511
3.875% exchangeable senior debentures	5,531	5,479	5,531	2,816
Series A convertible preferred shares	304	409	315	422
Denominator for diluted FFO per share	154,893	142,813	154,650	139,003

Diluted FFO per share	$1.49	$1.51	$2.86	$3.35

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates.  Market interest rates are highly sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

	As at June 30, 2006			As at December 31, 2005
(Amounts in thousands, except per share amounts)	Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate(1)	$937,259	6.41%	$9,373	$1,150,333	5.98%
Fixed rate	6,215,621	5.99%	—	5,104,550	6.06%
	$7,152,880	6.05%	9,373	$6,254,883	6.04%
Pro-rata share of debt of non-consolidated entities (non-recourse):
Variable rate — excluding Toys	$187,856	6.54%	1,879	$199,273	5.64%
Variable rate — Toys	1,148,437	7.71%	11,484	1,623,447	7.02%
Fixed rate (including $935,568, and $557,844 of Toys debt in 2006 and 2005)	1,725,774	6.65%	—	1,179,626	7.23%
	$3,062,067	7.04%	13,363	$3,002,346	7.01%
Minority limited partners’ share of above			(2,182)
Total change in annual net income			$20,554
Per share-diluted			$0.13

(1)             Includes $495,453 for our senior unsecured notes due 2007, as we entered into an interest rate swap that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus 0.7725%, based upon the trailing three month LIBOR rate (6.28% if set on June 30, 2006).  In accordance with SFAS No. 133, as amended, we are required to record the fair value of this derivative instrument at each reporting period.  At June 30, 2006, the fair value adjustment was a reduction of $3,889, and is included in the balance of the senior unsecured notes above.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.   In addition, we have notes and mortgage loans receivables aggregating $317,953,000, as of June 30, 2006, which are based on variable rates, and partially mitigates our exposure to a change in interest rates.

Fair Value of Our Debt

The carrying amount of our debt exceeds its aggregate fair value, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, by approximately $454,865,000 at June 30, 2006.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including an economic interest in McDonalds common shares.  In addition, during the six months ended June 30, 2006, we settled our derivative position in the common shares of Sears Holdings and exercised our warrants to purchase common shares of GMH Communities Trust.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income.  In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income and expense. During the three and six months ended June 30, 2006, we recognized net losses aggregating approximately $8,215,000 and $5,076,000, respectively, from these positions.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, such disclosure controls and procedures were effective.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 18, 2006, we held our annual meeting of shareholders.  The shareholders voted, in person or by proxy, for (i) the election of three nominees to serve on the Board of Trustees for a three-year term and until their respective successors are duly elected and qualified, (ii) the approval of the full original allotment of 10,000,000 shares available under the 2002 Omnibus Share Plan, as amended and (iii) the ratification of the selection of independent auditors with regard to the current fiscal year.  The results of the voting are shown below:

	Votes Cast for	Votes Cast Against or Withheld
(i) Election of Trustees:
Steven Roth	98,462,222	4,889,908
Michael D. Fascitelli	98,345,897	5,006,233
Russell B. Wight, Jr.	92,128,663	11,223,467

(ii) Approval of the full original allotment of 10,000,000 shares available under the 2002 Omnibus Share Plan, as amended	55,352,504	51,792,405

(iii) Ratification of selection of independent auditors for the current fiscal year	101,665,906	5,460,019

In addition to the three Trustees elected or re-elected above, David Mandelbaum, Richard R. West, Robert P. Kogod, Robert H. Smith, Anthony W. Deering, Michael Lynne and Ronald G. Targan continued to serve as Trustees after the meeting.

Because of the nature of the above voting matters, there were no abstentions or broker non-votes.

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

VORNADO REALTY TRUST
(Registrant)

Date August 1, 2006	By:	/s/ Joseph Macnow
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

Articles Supplementary Classifying Vornado Realty Trust’s 6.750% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.32 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on June 16, 2005

*

3.24	-

Articles Supplementary Classifying Vornado Realty Trust’s 6.625% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.33 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on August 30, 2005

*

3.25	-

Articles Supplementary Classifying Vornado Realty Trust’s Series D-14 6.75% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on September 14, 2005

*

3.26	-

Articles Supplementary Classifying Vornado Realty Trust’s Series D-15 6.875% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on May 3, 2006

*

3.27	-

Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 - Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

3.28	-

Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of October 20, 1997 (the “Partnership Agreement”) - Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.29	-

Amendment to the Partnership Agreement, dated as of December 16, 1997 - Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.30	-

Second Amendment to the Partnership Agreement, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998

*

3.31	-

Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 30, 1998

*

3.32	-

Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on February 9, 1999

*

*              Incorporated by reference.

3.33	-

Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K(File No. 001-11954), filed on March 17, 1999

*

3.34	-

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

*

3.37	-

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

*

3.39	-

Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 23, 1999

*

3.40	-

Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on May 19, 2000

*

3.41	-

Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 16, 2000

*

3.42	-

Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 28, 2000

*

3.43	-

Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

3.44	-

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

*

3.46	-

Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 001-11954), filed on March 18, 2002

*

*              Incorporated by reference.

3.47	-

Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

3.48	-

Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.49	-

Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

*

3.50	-

Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 - Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004

*

3.51	-

Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 - Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004

*

3.52	-

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

*

3.54	-

Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

*

3.55	-

Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 - Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

*

3.56	-

Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on January 4, 2005

*

3.57	-

Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 21, 2005

*

3.58	-

Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 1, 2005

*

3.59	-

Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 14, 2005

*

*              Incorporated by reference.

3.60	-

Thirty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 25, 2006 - Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

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

*

10.5	-

Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

10.6	-

Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 - Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.7	-

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

*

10.10	-

Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re: Alexander’s Retention Agreement - Incorporated by reference to Exhibit 10(F)(2) to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-11954), filed March 24, 1994

*

10.11	-

Management and Development Agreement among Alexander’s Inc. and Vornado Realty Trust, dated as of February 6, 1995 - Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed February 21, 1995

*

10.12**	-

Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997

*

10.13	-

Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado (as Mortgagee) - Incorporated by reference to Exhibit 10.47 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

10.14**	-

Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2005 - Incorporated by reference to Exhibit 10.15 to Vornado Realty Trust Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-11954), filed on February 28, 2006

*

10.15**	-

Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust - Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

10.16	-

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

*

10.17	-

Registration Rights Agreement, dated January 1, 2002, between Vornado Realty Trust and the holders of the Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.18	-

Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado, Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

*

10.19**	-

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 001-11954), filed on May 1, 2002

*

10.20**	-

First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.21**	-

Convertible Units Agreement, dated December 2, 1996, between Vornado Realty Trust and Michael D. Fascitelli - Incorporated by reference to Exhibit E of the Employment Agreement, dated December 2, 1996, between Vornado Realty Trust and Michael D. Fascitelli, filed as Exhibit 10(C)(3) to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11954), filed on March 13, 1997

*

10.22**	-

First Amendment, dated June 7, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.3 to Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.23**	-

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

*

10.29	-

Registration Rights Agreement, dated as of July 21, 1999, by and between Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-102217), filed on December 26, 2002

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.30	-

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

*

10.32	-

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

*

10.36**	-	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-102216) filed on December 26, 2002	*

10.37**	-

First Amended and Restated Promissory Note from Michael D. Fascitelli to Vornado Realty Trust, dated December 17, 2001 - Incorporated by reference to Exhibit 10.59 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.38**	-

Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002— Incorporated by reference to Exhibit 10.60 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.39**	-

Employment Agreement between Vornado Realty Trust and Mitchell Schear, dated April 9, 2003 - Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.40	-

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

Registration Rights Agreement by and between Vornado Realty Trust and Bel Holdings LLC dated as of November 17, 2003 - Incorporated by reference to Exhibit 10.68 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004

*

10.43	-

Registration Rights Agreement, dated as of May 27, 2004, by and between Vornado Realty Trust and 2004 Realty Corp. - Incorporated by reference to Exhibit 10.75 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.44	-

Registration Rights Agreement, dated as of December 17, 2004, by and between Vornado Realty Trust and Montebello Realty Corp. 2002 - Incorporated by reference to Exhibit 10.76 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.45**	-

Form of Stock Option Agreement between the Company and certain employees dated as of February 8, 2005 - Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.46**	-

Form of Restricted Stock Agreement between the Company and certain employees - Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.47**	-

Employment Agreement between Vornado Realty Trust and Sandeep Mathrani, dated February 22, 2005 and effective as of January 1, 2005 - Incorporated by reference to Exhibit 10.76 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*

10.48	-

Contribution Agreement, dated May 12, 2005, by and among Robert Kogod, Vornado Realty L.P. and certain Vornado Realty Trust’s affiliates - Incorporated by reference to Exhibit 10.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-11954), filed on February 28, 2006

*

10.49**	-

Amendment, dated March 17, 2006, to the Vornado Realty Trust Omnibus Share Plan - Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-11954), filed on May 2, 2006

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.50**	-

Form of Vornado Realty Trust 2006 Out-Performance Plan Award Agreement, dated as of April 25, 2006 - Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

*

10.51**	-	Form of Vornado Realty Trust 2002 Restricted LTIP Unit Agreement - Incorporated by reference to Vornado Realty Trust’s Form 8-K (Filed No. 001-11954), filed on May 1, 2006	*

10.52**	-

Revolving Credit Agreement, dated as of June 28, 2006, among the Operating Partnership, the banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents, Deutsche Bank Trust Company Americas, Lasalle Bank National Association, and UBS Loan Finance LLC, as Documentation Agents and Vornado Realty Trust - Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on June 28, 2006

*

10.53**	-	Amendment No.2, dated May 18, 2006, to the Vornado Realty Trust Omnibus Share Plan

10.54**	-	Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph Macnow dated July 27, 2006

15.1	-	Letter Regarding Unaudited Interim Financial Information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

*              Incorporated by reference.

**           Management contract or compensatory agreement.