Form 10-K
period 2006-12-31
VORNADO REALTY TRUST
filed 2007-02-27
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-11954

VORNADO REALTY TRUST

(Exact name of Registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 894-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of beneficial interest, $.04 par value per share	New York Stock Exchange

Series A Convertible Preferred Shares of beneficial interest, no par value	New York Stock Exchange

Cumulative Redeemable Preferred Shares of beneficial interest, no par value:

8.5% Series B	New York Stock Exchange

8.5% Series C	New York Stock Exchange

7.0% Series E	New York Stock Exchange

6.75% Series F	New York Stock Exchange

6.625% Series G	New York Stock Exchange

6.75% Series H	New York Stock Exchange

6.625% Series I	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:      NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☒	NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $11,503,533,000 at June 30, 2006.

As of February 1, 2007, there were 151,601,052 of the registrant’s common shares of beneficial interest outstanding.

Documents Incorporated by Reference

Part III: Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 17, 2007.

_______________________

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission not later than 120 days after December 31, 2006, portions of which are incorporated by reference herein. See “Executive Officers of the Registrant” on page 53 of this Annual Report on Form 10-K for information relating to executive officers.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. In addition, references to our budgeted amounts are forward-looking statements. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see “Item 1A. Risk Factors” in this annual report on Form 10-K.

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

THE COMPANY

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). All references to “we,” “us,” “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership. Vornado is the sole general partner of, and owned approximately 89.9% of the common limited partnership interest in, the Operating Partnership at December 31, 2006.

At December 31, 2006, we own directly or indirectly:

Office Properties:

(i)          all or portions of 116 office properties aggregating approximately 31.7 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington, DC and Northern Virginia area;

Retail Properties:

(ii)         158 retail properties in 21 states, Washington, DC and Puerto Rico aggregating approximately 19.3 million square feet, including 3.3 million square feet owned by tenants on land leased from us;

Merchandise Mart Properties:

(iii)        9 properties in five states and Washington, DC aggregating approximately 9.2 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

(iv)        a 47.6% interest in AmeriCold Realty Trust which owns and operates 91 cold storage warehouses nationwide;

Toys “R” Us, Inc.:

(v)         a 32.9% interest in Toys “R” Us, Inc. which owns and/or operates 1,325 stores worldwide, including 587 toy stores and 248 Babies “R” Us stores in the United States and 490 toy stores internationally;

Other Real Estate Investments:

(vi)        32.8% of the common stock of Alexander’s, Inc. (NYSE: ALX), which has seven properties in the greater New York metropolitan area;

(vii)       the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space;

(viii)    mezzanine loans to real estate related companies; and

(ix)        interests in other real estate, including interests in other public companies that own and manage office, industrial and retail properties net leased to major corporations and student and military housing properties throughout the United States; 7 dry warehouse/industrial properties in New Jersey containing approximately 1.5 million square feet; and other investments and marketable securities.

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

2006/2007 ACQUISITIONS AND INVESTMENTS

San Francisco Bay Area Properties

On January 10, 2006, we acquired four properties for approximately $72,000,000 in cash. These properties are located in the San Francisco Bay area and contain a total of 189,000 square feet of retail and office space.

Springfield Mall, Virginia

On January 31, 2006, we acquired an option to purchase the Springfield Mall for $35,600,000, of which we paid $14,000,000 in cash upon closing and $10,000,000 in installments during 2006. The remainder of $11,600,000 will be paid in installments over the next three years. The mall, located on 79 acres at the intersection of Interstate 95 and Franconia Road in Springfield, Virginia, contains 1.4 million square feet and is anchored by Macy’s, and J.C. Penney and Target who own their stores aggregating 389,000 square feet. We intend to redevelop, reposition and re-tenant the mall and have committed to spend $25,000,000 in capital expenditures over a six-year period from the closing of the option agreement. The option becomes exercisable upon the passing of one of the existing principals of the selling entity and may be deferred at our election through November 2012. Upon exercise of the option, we will pay $80,000,000 to acquire the mall, subject to the existing mortgage of $180,000,000, which will be amortized to $149,000,000 at maturity in 2013. Upon closing of this option on January 31, 2006, we acquired effective control of the mall, including management of the mall and right to the mall’s net cash flow.

BNA Complex, Washington, DC

On February 17, 2006, we entered into an agreement to sell our 277,000 square foot Crystal Mall Two office building, located in Crystal City, Virginia, to The Bureau of National Affairs, Inc. (“BNA”) for use as its corporate headquarters, subject to the build-out of tenant improvements to agreed-upon specifications. Simultaneously, we agreed to acquire a three building complex from BNA containing approximately 300,000 square feet, which is located in Washington, DC’s West End between Georgetown and the Central Business District. We will receive sales proceeds of approximately $100,000,000 for Crystal Mall Two and recognize a net gain on sale of approximately $23,000,000. We will pay BNA $111,000,000 in cash for the three building complex. One of the buildings, containing 130,000 square feet, will remain an office building, while the other two buildings will be redeveloped into residential condominiums or rental properties. These transactions are expected to close in the second half of 2007.

San Jose, California Ground-up Development

On March 29, 2006, a joint venture, in which we have a 45% equity interest and are a co-managing partner, acquired 55 acres of land in San Jose, California for approximately $59,600,000. The purchase price was funded with $20,643,000 of cash contributed by the partners, of which our share was $9,289,000, and $38,957,000 drawn on a $117,000,000 acquisition/construction loan. The remainder of the loan will be used to fund the development of 325,000 square feet of retail space and site work for Home Depot and Target who will construct their own stores. Upon completion of the development we have an option to acquire our partner’s 55% equity interest at a 7% unlevered yield.

1925 K Street, Washington, DC

On April 13, 2006, we acquired the 92.65% interest that we did not already own of 1925 K Street for $52,800,000, consisting of $34,600,000 in cash and $18,200,000 of existing mortgage debt. This property is located in the Central Business District of Washington, DC and contains 150,000 square feet of office space. We plan to redevelop the property into a 250,000 square foot Class A office building at a cost of approximately $90,000,000.

1540 Broadway, New York City

On July 11, 2006, we acquired the retail, signage and parking components of 1540 Broadway for approximately $260,000,000 in cash. This property is located in Times Square between 45th and 46th Street and contains 154,000 square feet of retail space.

Refrigerated Warehouses

On August 31, 2006, AmeriCold Realty Trust (“AmeriCold”) entered into a definitive agreement to acquire from ConAgra Foods, Inc. (“ConAgra Foods”) four refrigerated warehouse facilities and the lease on a fifth facility, with an option to purchase. These five warehouses contain a total of 1.7 million square feet and 48.9 million cubic feet. The aggregate purchase price is approximately $190,000,000, consisting of $152,000,000 in cash to ConAgra Foods and $38,000,000 representing the recording of a capital lease obligation for the fifth facility. During the fourth quarter of 2006, AmeriCold completed the acquisition of two of these facilities and assumed the leasehold on the fifth facility and the related capital lease obligation. In January 2007, AmeriCold completed the acquisition of the third facility. The acquisition of the fourth facility is expected to be completed during the first half of 2007.

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

We expect to purchase six of the remaining stores by the end of the second quarter of 2007, subject to landlords’ consent, where applicable, and customary closing conditions. The seventh store we had agreed to purchase was sold by Toys “R” Us to a third party.

India Real Estate Investments

On December 12, 2006, we contributed $71,500,000 in cash for a 50% interest in a joint venture that owns 263 acres of land in a special economic zone in the national capital region of India. The venture plans to develop residential, office and retail buildings on the site in three phases over the next nine years. In 2005, we contributed $16,700,000 in cash for a 25% interest in a joint venture formed for the purpose of investing in, and developing, other real estate properties in India.

350 Park Avenue, New York City

On December 14, 2006, we acquired 350 Park Avenue for approximately $542,000,000 in cash. The building occupies the entire westerly block front on Park Avenue between 51st and 52nd Streets and contains 538,000 square feet of office space. At closing, we completed a $430,000,000, five-year, interest-only financing secured by the property, which bears interest at 5.48%.

100 West 33rd Street, New York City (the “Manhattan Mall”)

On January 11, 2007, we acquired the Manhattan Mall for approximately $689,000,000 in cash. This mixed-use property is located on the entire Sixth Avenue block-front between 32nd and 33rd Streets in Manhattan and contains approximately 1,000,000 square feet, including 812,000 square feet of office space and 164,000 square feet of retail space. Included as part of the transaction are 250,000 square feet of additional air rights. The property is adjacent to our 1,400,000 square foot Hotel Pennsylvania. At closing, we completed a $232,000,000 financing secured by the property, which bears interest at LIBOR plus 0.55% and matures in two years with three one-year extension options.

Bruckner Plaza, Bronx, New York

On January 11, 2007, we acquired Bruckner Plaza, a 386,000 square foot shopping center, and an adjacent parcel which is ground leased to a third party containing 114,000 square feet, for approximately $165,000,000 in cash. The property is located on Bruckner Boulevard in the Bronx, New York.

Filene’s, Boston, Massachusetts

On January 26, 2007, a joint venture in which we have a 50% interest, acquired the Filene’s property located in the Downtown Crossing district of Boston, Massachusetts for approximately $100,000,000 in cash, of which our share was $50,000,000. The venture plans to redevelop the property to include over 1,200,000 square feet, consisting of office, retail, condominium apartments and a hotel. The project is subject to governmental approvals.

Other

In addition to the acquisitions described above, from January 1, 2006 through February 1, 2007, we completed $337,280,000 of other real estate acquisitions and investments in 18 separate transactions, comprised of $322,780,000 in cash and $14,500,000 of existing mortgage debt.

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

We own 858,000 common shares of McDonalds as of December 31, 2006 which we acquired in July 2005 for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on our consolidated balance sheets and are classified as “available for sale.” Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of our consolidated balance sheet and not recognized in income. At December 31, 2006, based on McDonalds’ closing stock price of $44.33 per share, $12,688,000 of appreciation in the value of these shares is included in “accumulated other comprehensive income” on our consolidated balance sheet.

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

In the three months ended March 31, 2006, we sold 2,119,500 of the option shares in the derivative position at a weighted average sales price of $35.49. In the three months ended June 30, 2006, we acquired an additional 1,250,000 option shares at a weighted average purchase price of $33.08. As of December 31, 2006, there are 13,696,000 option shares in the derivative position with an adjusted weighted average strike price of $32.70 per share or an aggregate of $447,822,000. For the year ended December 31, 2006, we recognized a net gain of $138,815,000, representing the mark-to-market of the shares in the derivative to $44.33 per share, net of the expense resulting from the LIBOR charges.

Our aggregate net gain from inception of this investment in 2005 through December 31, 2006 is $168,557,000.

2006 DISPOSITIONS

Investment in Sears, Roebuck and Co. (“Sears”)

In August and September 2004, we acquired an economic interest in 7,916,900 Sears common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on Sears common shares. These call and put options had an initial weighted-average strike price of $39.82 per share, or an aggregate of $315,250,000. On March 30, 2005, as a result of the merger between Sears and Kmart and pursuant to the terms of the contract, our derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings, Inc. (“Sears Holdings”) (NYSE: SHLD) valued at $323,936,000 based on the then closing share price of $130.00 and $146,663,000 of cash. As a result, we recognized a net gain of $58,443,000 based on the fair value of the derivative position on March 30, 2005. In 2005 we sold 402,660 of the option shares at a weighted average sales price of $124.44 per share. In the first quarter of 2006, we settled the entire derivative position by selling the remaining 2,089,159 option shares at a weighted average sales price of $125.43, which resulted in a net gain of $18,611,000, comprised of $20,673,000 from the remaining option shares sold, partially offset by $2,062,000 of expense resulting from the increase in strike price for the LIBOR charge.

Our aggregate net gain realized from inception of this investment in 2004 through settlement was $142,877,000.

Sears Canada, Inc. (“Sears Canada”)

On April 3, 2006, we tendered the 7,500,000 Sears Canada shares we owned to Sears Holdings at the increased tender price of Cdn. $18.00 per share (the equivalent at that time of US $15.68 per share), which resulted in a net gain of $55,438,000, representing the difference between the tender price, and our carrying amount of $8.29 per share. Together with income recognized in the fourth quarter of 2005 that resulted from a Sears Canada special dividend, the aggregate net gain from inception in 2005 on our $143,737,000 investment was $78,323,000. If at any time on or before December 31, 2008 Sears Canada or any of its affiliates pays more than Cdn. $18.00 per share to acquire Sears Canada common shares from third parties, we will be entitled to receive the difference as additional consideration for the shares we sold.

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

2006 MEZZANINE LOAN ACTIVITY

Equinox Loan

On February 10, 2006, we acquired a 50% interest in a $115,000,000 note issued by Related Equinox Holdings II, LLC (the “Note”), for $57,500,000 in cash. The Note is secured by a pledge of the stock of Related Equinox Holdings II. Related Equinox Holdings II owns Equinox Holdings Inc., which in turn owns all of the assets and obligations, including the fitness clubs, operated under the Equinox brand. The Note is junior to a $50,000,000 (undrawn) revolving loan and $280,000,000 of senior unsecured obligations. The Note is senior to $125,000,000 of cash equity contributed by third parties for their acquisition of the Equinox fitness club business. The Note matures on February 15, 2013 and bears interest at 14% through February 15, 2011, increasing by 3% per annum through maturity. The Note is prepayable at any time after February 15, 2009.

Mervyn’s Loans

On April 12, 2006, we acquired a 23.6% interest in two mezzanine loans totaling $138,136,000, for $32,560,000 in cash. The loans mature in January 2008 with two one-year extension options and bear interest at LIBOR plus 3.84% (9.16% at December 31, 2006).

LNR Loans

In 2005, we made a $135,000,000 loan to Riley HoldCo Corp., consisting of a $60,000,000 mezzanine loan and a $75,000,000 fixed rate unsecured loan. We received principal payments on the mezzanine loan of $5,557,000 and $13,901,000, on February 6, 2006 and June 2, 2006, respectively. On July 12, 2006, the remaining $40,542,000 balance of the mezzanine loan was repaid with a pre-payment premium of $972,000, which was recognized as “interest and other investment income” in the year ended December 31, 2006.

Tharaldson Lodging Companies Loan

On June 16, 2006, we acquired an 81.5% interest in a $95,968,000 mezzanine loan to Tharaldson Lodging Companies for $78,166,000 in cash. The loan is secured by a 107 hotel property portfolio with brands including Fairfield Inn, Residence Inn, Comfort Inn and Courtyard by Marriott. The loan is subordinate to $671,778,000 of debt and is senior to approximately $192,000,000 of other debt and equity. The loan matures in April 2008, with three one-year extensions, provides for a 0.75% placement fee and bears interest at LIBOR plus 4.3% (9.6% at December 31, 2006).

Drake Hotel Loan

On June 19, 2006, we acquired a 49% interest in a $37,789,000 mezzanine loan for $18,517,000 in cash. The loan matures in April 2007, with a six month extension option and bears interest at LIBOR plus 10% (15.3% at December 31, 2006).

280 Park Avenue Loan

On June 30, 2006, we made a $73,750,000 mezzanine loan secured by the equity interests in 280 Park Avenue, a 1.2 million square foot office building, located between 48th and 49th Streets in Manhattan. The loan bears interest at 10.25% and matures in June 2016. The loan is subordinate to $1.036 billion of other debt and is senior to approximately $260,000,000 of equity and interest reserves.

Sheffield Loan

On July 7, 2006, we were repaid the $108,000,000 outstanding balance of the Sheffield mezzanine loan, together with accrued interest of $1,165,000 and a prepayment premium of $2,288,000, which was recognized as “interest and other investment income” in the year ended December 31, 2006.

Fortress Loan

On August 2, 2006, we purchased bonds for $99,500,000 in cash, representing a 7% interest in two margin loans aggregating $1.430 billion. The loans were made to two separate funds managed by Fortress Investment Group LLC and are secured by $4.4 billion (as of December 31, 2006) of publicly traded equity securities. The loans mature in June 2007 with an automatic extension to December 2007 and bear interest at LIBOR plus 3.5% (8.8% at December 31, 2006).

DEVELOPMENT AND REDEVELOPMENT PROJECTS

We are currently engaged in various development/redevelopment projects for which we have budgeted approximately $1.0 billion. Of this amount, $101.0 million was expended prior to 2006, $190.4 million was expended in 2006 and $476.2 million is estimated to be expended in 2007. Below is a description of these projects.

	Our Share of
($ in millions) In Progress:	Estimated Completion Date	Estimated Project Cost	Costs Expended in Year Ended December 31, 2006	Estimated Costs to Complete
Washington, DC Office:
Crystal City:
(i)Renovation of buildings	2008	$73.0	$16.6	$21.3
(ii)Cost to retenant	2008	72.0	17.8	38.5
(iii)Redevelopment of Crystal Plaza Two office space to residential (subject to governmental approvals)	2009	96.0	6.1	86.5
1925 K Street office building - demolition of existing 149,000 square foot building and construction of 250,000 square foot office building	2009	90.0	1.3	88.7
2101 L Street office building – complete rehabilitation of existing building including new curtain wall, mechanical systems and lobbies	2007	89.0	8.5	80.3
Retail:
Bergen Town Center – interior and exterior renovation of existing space, demolition of 300,000 square feet and construction of 640,000 square feet of retail space and a parking deck	2008	211.0	22.2	175.2
Green Acres Mall – interior and exterior renovation, construction of a parking deck and an additional 100,000 square feet of free-standing retail space anchored by Best Buy, and site-work for BJ’s Wholesale Club who has constructed its own store	2007	84.0	37.9	35.0
North Bergen, New Jersey Ground-up Development – acquisition of land and construction of 90,000 square feet of retail space and site work for BJ’s Wholesale Club and Wal-Mart who will construct their own stores	2009	71.0	28.6	42.4
San Jose, California Ground-up Development (45% interest) – acquisition of land and construction of 350,000 square feet of retail space and site work for Home Depot and Target who will construct their own stores	2008	62.0	31.1	30.9
Strip shopping centers and malls – redevelopment of 17 properties	2008	60.0	2.1	56.0
Beverly Connection (50% interest) – interior and exterior renovations	2007	48.0	16.5	11.5
Other:
40 East 66th Street – conversion of 27 rental apartments into residential condominiums, subject to the approval and execution of a condominium offering plan	2008	45.0	1.7	43.3
		$1,001.0	$190.4	$709.6

In addition to the projects above, on July 19, 2005 a joint venture, in which we have a 50% interest, entered into a Memorandum of Understanding and has been conditionally designated as the developer to convert a portion of the Farley Post Office in Manhattan which occupies the double super block between 31st and 33rd Streets from 8th to 9th Avenues into the new Moynihan Train Station. The plans for the Moynihan Station project involve 300,000 square feet for a new transportation facility to be financed with public funding, as well as 850,000 square feet of commercial space and up to 1 million square feet of air rights intended to be transferred to an adjacent site. We endeavor to expand this project to incorporate the adjacent super block (currently Penn Station, our 1.5 million square foot Two Penn Plaza and Madison Square Garden), adding 5.5 million square feet of multi-use development, which would require Madison Square Garden to relocate to the Farley Post Office building. This project is subject to governmental approvals.

We are evaluating other development opportunities, for which final plans and budgeted costs have yet to be determined, including: (i) plans to demolish the Hotel Pennsylvania and construct an office tower in excess of 2,000,000 square feet on the site (ii) redeveloping certain shopping malls, including the South Hills and Springfield Malls, (iii) redeveloping and expanding retail space and signage in the Penn Plaza area, (iv) redevelopment of the Filene’s property (50% interest) located in the Downtown Crossing district of Boston to include over 1,200,000 square feet, consisting of office, retail and condominium apartments, (v) conversion of 220 Central Park South, a residential apartment building, to condominiums, (vi) construction of a 1,300,000 square foot mixed-use project (47.5% interest) containing retail and residential space in Boston’s Waterfront District, (vii) construction of an office and retail building in excess of 600,000 square feet located at 125th Street and Park Avenue through a joint venture (40% interest) and (viii) development of condominiums and mixed-use, retail and residential projects in California, Boston and Florida.

There can be no assurance that any of the above projects will commence, or if commenced, be completed on schedule or within budget.

FINANCING ACTIVITIES

On February 16, 2006, we completed a public offering of $250,000,000 aggregate principal amount of 5.6% senior unsecured notes due February 15, 2011. Interest on the notes is payable semi-annually on February 15 and August 15, commencing August 16, 2006. The notes were priced at 99.906% of their face amount to yield 5.622%. The net proceeds from this offering, after underwriter’s discount, were approximately $248,000,000.

On May 2, 2006, we sold 1,400,000 6.875% Series D-15 Cumulative Redeemable Preferred Units of the Operating Partnership at a price of $25.00 per unit. On August 17, 2006 we sold an additional 400,000 Series D-15 Units at a price of $25.00 per unit, for a combined total of 1,800,000 Series D-15 units and net proceeds of $43,875,000. We may redeem the Series D-15 Units at a price of $25.00 per unit after May 2, 2011.

On June 28, 2006, we entered into a $1.0 billion unsecured revolving credit facility which replaced our previous $600,000,000 unsecured revolving credit facility that was due to mature in July 2006. The new facility has a four-year term, with a one-year extension option and bears interest at LIBOR plus 0.55% (5.87% as of December 31, 2006). The new facility contains financial covenants similar to the prior facility. At December 31, 2006, this facility has a zero outstanding balance and $20,732,000 is reserved for outstanding letters of credit.

On July 28, 2006, we called for redemption of the Operating Partnership’s 8.25% Series D-9 Cumulative Redeemable Preferred Units. The Preferred Units were redeemed on September 21, 2006 at a redemption price equal to $25.00 per unit or an aggregate of $45,000,000 plus accrued distributions. In conjunction with the redemption, we expensed $1,125,000 of issuance costs in 2006.

On November 20, 2006, we sold $1 billion aggregate principal amount of 3.625% convertible senior debentures due 2026, pursuant to an effective registration statement. The aggregate net proceeds from this offering, after underwriters’ discounts and expenses, were approximately $980,000,000. The debentures are convertible, under certain circumstances, for common shares of Vornado Realty Trust at an initial conversion rate of 6.5168 common shares per $1,000 of principal amount of debentures. The initial conversion price of $153.45 represents a premium of 30% over the November 14, 2006 closing price of $118.04 for our common shares. The debentures are redeemable at our option beginning in 2011 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures in 2011, 2016, and 2021 and in the event of a change in control. The net proceeds of the offering were contributed to the Operating Partnership in the form of an inter-company loan and the Operating Partnership guaranteed the payment of the debentures.

On December 11, 2006, we sold 8,100,000 common shares in an underwritten public offering pursuant to an effective registration statement at a price of $124.05 per share. We received net proceeds of approximately $1,004,500,000, after offering expenses and contributed the net proceeds to the Operating Partnership in exchange for 8,100,000 Class A units of the Operating Partnership.

During the period from January 1, 2006 through February 1, 2007, we also completed approximately $4.6 billion of property level financings and repaid approximately $2.0 billion of existing debt with a portion of the proceeds.

The net proceeds we received from the above financing activities were primarily used to fund 2006 acquisitions and investments and for other general corporate purposes. We may seek to obtain additional capital through equity offerings, debt financings or asset sales, although there is no express policy with respect thereto. We may also offer our shares or Operating Partnership units in exchange for property and may repurchase or otherwise re-acquire our shares or any other securities in the future.

SEASONALITY OF OUR BUSINESS

Our revenues and expenses are subject to seasonality during the year which impacts quarter-by-quarter net earnings, cash flows and funds from operations. The business of Toys “R” Us is highly seasonal. Historically, Toys “R” Us’ fourth quarter net income, which we record on a one-quarter lag basis in our first quarter, accounts for more than 80% of Toys’ fiscal year net income. The Office and Merchandise Mart segments have historically experienced higher utility costs in the third quarter of the year. The Merchandise Mart segment also has experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail segment revenue in the fourth quarter is typically higher due to the recognition of percentage rental income. The Temperature Controlled Logistics segment has experienced higher earnings in the fourth quarter due to higher activity and occupancy in warehouse operations due to the holiday season’s impact on the food industry.

TENANTS ACCOUNTING FOR OVER 10% OF REVENUES

None of our tenants represented more than 10% of total revenues for the year ended December 31, 2006.

CERTAIN ACTIVITIES

We are not required to base our acquisitions and investments on specific allocations by type of property. We have historically held our properties for long-term investment; however, it is possible that properties in the portfolio may be sold in whole or in part, as circumstances warrant, from time to time. Further, we have not adopted a policy that limits the amount or percentage of assets which could be invested in a specific property. While we may seek the vote of our shareholders in connection with any particular material transaction, generally our activities are reviewed and may be modified from time to time by our Board of Trustees without the vote of shareholders.

EMPLOYEES

As of December 31, 2006, we have approximately 3,477 employees, including majority owned subsidiaries, of which 287 are corporate staff. The New York Office Properties segment has 106 employees and 1,582 employees of Building Maintenance Services, a wholly-owned subsidiary. The Washington, DC Office Properties, Retail Properties and Merchandise Mart Properties segments have 215, 194 and 572 employees, respectively, and the Hotel Pennsylvania has 521 employees. The forgoing does not include employees of AmeriCold Realty Trust and Toys “R” Us, Inc., of which we own 47.6% and 32.9%, respectively.

SEGMENT DATA

We operate in the following business segments: New York Office Properties, Washington, DC Office Properties, Retail Properties, Merchandise Mart Properties, Temperature Controlled Logistics and Toys “R” Us. Financial information related to our business segments for the years 2006, 2005 and 2004 is set forth in Note 20 – Segment Information to our consolidated financial statements in this annual report on Form 10-K.

The Merchandise Mart Properties segment has trade show operations in Canada. The Temperature Controlled Logistics segment manages one warehouse in Canada. The Toys “R” Us segment operates in 490 locations internationally. In addition, we have two partially owned nonconsolidated investments in real estate partnerships located in India, which are included in the Other segment.

PRINCIPAL EXECUTIVE OFFICES

Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894-7000.

MATERIALS AVAILABLE ON OUR WEBSITE

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.vno.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We have also made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.

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

We depend on leasing space to tenants on economically favorable terms and collecting rent from tenants who may not be able to pay.

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

From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. If a major tenant declares bankruptcy or becomes insolvent, the rental property at which it leases space may have lower revenues and operational difficulties. In the case of our shopping centers, the bankruptcy or insolvency of a major tenant could cause us to have difficulty leasing the remainder of the affected property. Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of net income and funds available for the payment of our indebtedness or for distribution to our shareholders.

Inflation may adversely affect our financial condition and results of operations.

Although inflation has not materially impacted our operations in the recent past, increased inflation could have a pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as theses costs could increase at a rate higher than our rents. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our overage rents, where applicable.

Real estate is a competitive business.

Our business segments – Office, Retail, Merchandise Mart Properties, Temperature Controlled Logistics, Toys “R” Us and Other – operate in highly competitive environments. We have a large concentration of properties in the New York City metropolitan area and in the Washington, DC and Northern Virginia area. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rent charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

We may incur costs to comply with environmental laws.

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) and underground storage tanks are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure at or from our properties.

Each of our properties has been subjected to varying degrees of environmental assessment. The environmental assessments did not, as of this date, reveal any environmental condition material to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to us.

Some of our potential losses may not be covered by insurance.

We carry commercial liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005, which expires in 2007 and (v) rental loss insurance) with respect to our assets. Below is a summary of the current all risk property insurance and terrorism risk insurance in effect through September 2007 for each of the following business segments:

Coverage Per Occurrence
	All Risk (1)	Sub-Limits for Acts of Terrorism
New York Office	$1.4 billion	$750 million
Washington, DC Office	$1.4 billion	$750 million
Retail	$500 million	$500 million
Merchandise Mart	$1.4 billion	$750 million
Temperature Controlled Logistics	$225 million	$225 million

_____________________

(1)	Limited as to terrorism insurance by the sub-limit shown in the adjacent column.

In addition to the coverage above, we carry lesser amounts of coverage for terrorist acts not covered by the Terrorism Risk Insurance Extension Act of 2005. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), senior unsecured loans and our revolving credit agreement, contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, or if the Terrorism Risk Insurance Extension of 2005 is not extended past 2007, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

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

Under the Internal Revenue Code, REITs like us are not allowed to operate hotels directly or indirectly. Accordingly, we lease The Hotel Pennsylvania to our taxable REIT subsidiary, or TRS. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotel at the federal and state level. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to a TRS are modified, we may be forced to modify the structure for owning the hotel, and such changes may adversely affect the cash flows from the hotel. In addition, the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from the hotel.

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

OUR INVESTMENTS ARE CONCENTRATED IN THE NEW YORK AND WASHINGTON, DC METROPOLITAN AREAS. CIRCUMSTANCES AFFECTING THESE AREAS GENERALLY COULD ADVERSELY AFFECT OUR BUSINESS.

A significant portion of our properties are in the New York City/New Jersey and Washington, DC metropolitan areas and are affected by the economic cycles and risks inherent to those areas.

During 2006, approximately 67% of our EBITDA, excluding items that affect comparability, came from properties located in the New York City and Washington, DC metropolitan areas and in New Jersey. In addition, we may continue to concentrate a significant portion of our future acquisitions in these metropolitan areas or in other geographic real estate markets in the United States or abroad. Real estate markets are subject to economic downturns, as they have in the past, and we cannot predict how economic conditions will impact these markets in both the short and long term. Declines in the economy or a decline in the real estate markets in these areas could hurt our financial performance and the value of our properties. The factors affecting economic conditions in these regions include:

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

It is impossible for us to assess the future effects of the current uncertain trends in the economic and investment climates of the geographic areas in which we concentrate, and more generally of the United States, or the real estate markets in these areas. If these conditions persist or if there is any local, national or global economic downturn, our businesses and future profitability may be adversely affected.

Terrorist attacks, such as those of September 11, 2001 in New York City and the Washington, DC area, may adversely affect the value of our properties and our ability to generate cash flow.

We have significant investments in large metropolitan areas, including the New York, Washington, DC and Chicago metropolitan areas. In the aftermath of any terrorist attacks, tenants in these areas may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in these areas. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.

WE MAY ACQUIRE OR SELL ADDITIONAL ASSETS OR ENTITIES OR DEVELOP ADDITIONAL PROPERTIES. OUR FAILURE OR INABILITY TO CONSUMMATE THESE TRANSACTIONS OR MANAGE THE RESULTS OF THESE TRANSACTIONS COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS.

We have grown rapidly through acquisitions. We may not be able to maintain this rapid growth and our failure to do so could adversely affect our stock price.

We have experienced rapid growth in recent years, increasing our total assets from approximately $565 million at December 31, 1997 to approximately $18.0 billion at December 31, 2006. We may not be able to maintain a similar rate of growth in the future or manage our growth effectively. Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to pay dividends to our shareholders.

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

From time to time we have made, and in the future we may seek to make, one or more material acquisitions. The announcement of such a material acquisition may result in a significant decline in the price of our common shares.

We are continuously looking at material transactions that we will believe will maximize shareholder value. However, an announcement by us of one or more significant acquisitions could result in a quick and significant decline in the price of our common shares.

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

As part of an acquisition of a property, including our January 1, 2002 acquisition of Charles E. Smith Commercial Realty L.P.’s 13.0 million square foot portfolio, we may agree, and in the case of Charles E. Smith Commercial Realty L.P. did agree, with the seller that we will not dispose of the acquired properties or reduce the mortgage indebtedness on them for significant periods of time unless we pay certain of the resulting tax costs of the seller. These agreements could result in our holding on to properties that we would otherwise sell and not pay down or refinance indebtedness that we would otherwise pay down or refinance.

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

Subject to limited exceptions, we are restricted from selling or otherwise transferring or disposing of certain properties located in the Crystal City area of Arlington, Virginia or an interest in our division that manages the majority of our office properties in the Washington, DC metropolitan area, which we refer to as the Washington, DC Office Division, for a period of 12 years with respect to certain properties located in the Crystal City area of Arlington, Virginia or six years with respect to an interest in the Washington, DC Office Division. These restrictions, which currently cover approximately 13.0 million square feet of space, could result in our inability to sell these properties or an interest in the Washington, DC Office Division at an opportune time and increase costs to us.

From time to time we make investments in companies over which we do not have sole control. Some of these companies operate in industries that differ from our current operations, with different risks than investing in real estate.

From time to time we make debt or equity investments in other companies that we may not control or over which we may not have sole control. These investments include but are not limited to:  a 32.8% interest in Alexander’s, Inc.; a 7.4% interest in The Lexington Master Limited Partnership; a 13.5% interest in GMH Communities L.P.; a 1.2% common equity interest in McDonalds Corporation; and equity and mezzanine investments in other real estate related companies. In addition, on July 21, 2005, a joint venture that we own equally with Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys “R” Us, Inc. Although these businesses generally have a significant real estate component, several operate in businesses that are different from our primary lines of business including, without limitation, operating or managing toy stores, department stores, fast food restaurants, and student and military housing facilities. Consequently, our investment in these businesses, among other risks, subjects us to the operating and financial risks of industries other than real estate and to the risk that we do not have sole control over the operations of these businesses. From time to time we may make additional investments in or acquire other entities that may subject us to additional similar risks. Our investments in entities over which we do not have sole control, including joint ventures, present additional risks such as our having differing objectives than our partners or the entities in which we invest, or our becoming involved in disputes, or competing with those persons. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to comply with applicable standards may adversely affect us.

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

On July 21, 2005, a joint venture that we own equally with Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys “R” Us, Inc. (“Toys”). Because Toys is a retailer, its operations subject us to the risks of a retail company that are different than those presented by our other lines of business. The business of Toys is highly seasonal. Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income. In addition, our fiscal year ends on December 31 whereas, as is common for retailers, Toys’ fiscal year ends on the Saturday nearest to January 31. Therefore, we record our pro-rata share of Toys’ net earnings on a one quarter-lag basis. For example, our financial results for the year ended December 31, 2006 include Toys’ financial results for its first, second and third quarters ended October 28, 2006, as well as Toys’ fourth quarter results of 2005. Because of the seasonality of Toys, our reported net income will likely show increased volatility. We may also, in the future and from time to time, invest in other businesses that may report financial results that are more volatile than our historical financial results.

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

Substantially all of Vornado Realty Trust’s assets are held through its Operating Partnership that holds substantially all of its properties and assets through subsidiaries. The Operating Partnership’s cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of Vornado Realty Trust’s cash flow is dependent on cash distributions to it by the Operating Partnership. The creditors of each of Vornado Realty Trust’s direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders. Thus, the Operating Partnership’s ability to make distributions to holders of its units depends on its subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to the Operating Partnership. Likewise, Vornado Realty Trust’s ability to pay dividends to holders of common and preferred shares depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to Vornado Realty Trust.

Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to holders of common units of the Operating Partnership, including Vornado Realty Trust. Thus, Vornado Realty Trust’s ability to pay dividends to holders of its shares and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to Vornado Realty Trust. As of December 31, 2006, there were nine series of preferred units of the Operating Partnership not held by Vornado Realty Trust that have preference over Vornado Realty Trust common shares with a total liquidation value of $419,089,000.

In addition, Vornado Realty Trust’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including trade creditors and preferred security holders, are satisfied.

We have indebtedness, and this indebtedness, and its cost, may increase.

As of December 31, 2006, we had approximately $9.6 billion in total debt outstanding. Our ratio of total debt to total enterprise value was approximately 35%. When we say “enterprise value” in the preceding sentence, we mean market equity value of Vornado Realty Trust’s common and preferred shares plus total debt outstanding, including our pro rata share of the debt of partially owned entities. In the future, we may incur additional debt, and thus increase our ratio of total debt to total enterprise value, to finance acquisitions or property developments. If our level of indebtedness increases, there may be an increased risk of a credit rating downgrade or a default on our obligations that could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of our existing variable rate debt and any new debt or other market rate security or instrument may increase.

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

We rely on debt financing, including borrowings under our unsecured credit facility, issuances of unsecured debt securities and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain debt financing from these or other sources, or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan.

Vornado Realty Trust may fail to qualify or remain qualified as a REIT and may be required to pay income taxes at corporate rates.

Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we may fail to remain qualified in this way. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations. Our qualification as a REIT also depends on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualifying as a REIT.

If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to shareholders in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If we had to pay federal income tax, the amount of money available to distribute to shareholders and pay our indebtedness would be reduced for the year or years involved, and we would no longer be required to distribute money to shareholders. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions. Although we currently intend to operate in a manner designed to allow us to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to revoke the REIT election or fail to qualify as a REIT.

We face possible adverse changes in tax laws, which may result in an increase in our tax liability.

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

VORNADO REALTY TRUST'S CHARTER DOCUMENTS AND APPLICABLE LAW MAY HINDER ANY ATTEMPT TO ACQUIRE US.

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

As of December 31, 2006, Interstate Properties, a New Jersey general partnership, and its partners owned approximately 8.5% of the common shares of Vornado Realty Trust and approximately 27.6% of the common stock of Alexander’s, Inc. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board and Chief Executive Officer of Vornado Realty Trust, the managing general partner of Interstate Properties and the Chairman of the Board and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are trustees of Vornado Realty Trust and also directors of Alexander’s.

As of December 31, 2006, the Operating Partnership owned 32.8% of the outstanding common stock of Alexander’s. Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander’s has seven properties, which are located in the New York City metropolitan area. Mr. Roth and Mr. Fascitelli, the President and a trustee of Vornado Realty Trust, are directors of Alexander’s. Messrs. Mandelbaum, West and Wight are trustees of Vornado Realty Trust and are directors of Alexander’s.

Because of these overlapping interests, Mr. Roth and Interstate Properties and its partners may have substantial influence over Vornado Realty Trust and on the outcome of any matters submitted to Vornado Realty Trust shareholders for approval. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest among Messrs. Roth, Mandelbaum and Wight and Interstate Properties and our other equity or debt holders. In addition, Mr. Roth, Interstate Properties and its partners, and Alexander’s currently and may in the future engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting us, such as which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, competition for properties and tenants, possible corporate transactions such as acquisitions and other strategic decisions affecting the future of these entities.

Vornado Realty Trust currently manages and leases the real estate assets of Interstate Properties under a management agreement for which it receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. Vornado Realty Trust earned $798,000, $791,000, and $726,000 of management fees under the management agreement for the years ended December 31, 2006, 2005 and 2004. Because of the relationship among Vornado Realty Trust, Interstate Properties and Messrs. Roth, Mandelbaum and Wight, as described above, the terms of the management agreement and any future agreements between Vornado Realty Trust and Interstate Properties may not be comparable to those Vornado Realty Trust could have negotiated with an unaffiliated third party.

There may be conflicts of interest between Alexander’s and us.

As of December 31, 2006, the Operating Partnership owned 32.8% of the outstanding common stock of Alexander’s. Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander’s has seven properties. Interstate Properties, which is described above, and its partners owned an additional 27.6% of the outstanding common stock of Alexander’s, as of December 31, 2006. Mr. Roth, Chairman of the Board and Chief Executive Officer of Vornado Realty Trust, is Chief Executive Officer, a director of Alexander’s and managing general partner of Interstate, and Mr. Fascitelli, President and a trustee of Vornado Realty Trust, is President and a director of Alexander’s. Messrs. Mandelbaum, West and Wight, trustees of us, are also directors of Alexander’s and general partners of Interstate. Alexander’s common stock is listed on the New York Stock Exchange under the symbol “ALX.”

The Operating Partnership manages, develops and leases the Alexander’s properties under management and development agreements and leasing agreements under which the Operating Partnership receives annual fees from Alexander’s. These agreements have a one-year term expiring in March of each year and are all automatically renewable. Because Vornado Realty Trust and Alexander’s share common senior management and because a majority of the trustees of Vornado Realty Trust also constitute the majority of the directors of Alexander’s, the terms of the foregoing agreements and any future agreements between us and Alexander’s may not be comparable to those we could have negotiated with an unaffiliated third party.

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

As of December 31, 2006, we had authorized but unissued, 48,906,627 common shares of beneficial interest, $.04 par value, and 75,948,365 preferred shares of beneficial interest, no par value, of which 20,241,264 preferred shares have not been reserved and remain available for issuance as a newly-designated class of preferred. We may issue these authorized but unissued shares from time to time in public or private offerings or in connection with acquisitions.

In addition, as of December 31, 2006, 15,419,758 Vornado Realty Trust common shares were reserved for issuance upon redemption of Operating Partnership common units. Some of these shares may be sold in the public market after registration under the Securities Act under registration rights agreements between Vornado Realty Trust and some holders of common units of the Operating Partnership. These shares may also be sold in the public market under Rule 144 under the Securities Act or other available exemptions from registration. In addition, Vornado Realty Trust has reserved a number of common shares for issuance under its employee benefit plans, and these common shares will be available for sale from time to time. Vornado Realty Trust has awarded shares of restricted stock and granted options to purchase additional common shares to some of its executive officers and employees. Of the authorized but unissued common and preferred shares above, 42,744,218 common and 46,889,336 preferred shares, in the aggregate, were reserved for issuance of shares upon the redemption of Operating Partnership units, conversion of outstanding convertible securities, under benefit plans or for other activity not directly under our control.

We cannot predict the effect that future sales of Vornado Realty Trust common and preferred shares or Operating Partnership common and preferred units will have on the market prices of Vornado Realty Trust’s outstanding shares.

Changes in market conditions could hurt the market price of Vornado Realty Trust’s shares.

The value of our common and preferred shares depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of our common and preferred shares are the following:

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

Increased market interest rates may hurt the value of Vornado Realty Trust’s common and preferred shares.

We believe that investors consider the distribution rate on REIT shares, expressed as a percentage of the price of the shares, relative to market interest rates as an important factor in deciding whether to buy or sell the shares. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would likely increase our borrowing costs and might decrease funds available for distribution. Thus, higher market interest rates could cause the market price of Vornado Realty Trust’s common and preferred shares to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

We own Office, Retail and Merchandise Mart properties and Temperature Controlled Logistics refrigerated warehouses. We also have investments in Toys “R” Us, Alexander’s, The Lexington Master Limited Partnership (formerly The Newkirk Master Limited Partnership), GMH Communities L.P., Hotel Pennsylvania and industrial buildings. Below are the details of our properties by operating segment.

OFFICE SEGMENTS

As of December 31, 2006, we own all or a portion of 116 properties containing approximately 31.7 million square feet. Of these properties, 25 containing 13.7 million square feet are located in the New York City metropolitan area (primarily Manhattan) (the “New York Office Properties”) and 91 containing 18.0 million square feet are located in the Washington, DC and Northern Virginia area (the “Washington, DC Office Properties”).

New York Office Properties:

New York Office Properties contain 13.7 million square feet, including 12.7 million square feet of office space, 785,000 square feet of retail space and 183,000 square feet of showroom space. In addition, the New York Office Properties contain six garages totaling 368,000 square feet (1,739 spaces) which are managed by or leased to third parties. The garage space is excluded from the statistics provided in this section.

Occupancy and average annual escalated rent per square foot, excluding garage space:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot (excluding retail space)
2006	13,692,000	97.5%	$46.33
2005	12,972,000	96.0%	43.67
2004	12,989,000	95.5%	42.22
2003	12,829,000	95.1%	40.68
2002	13,546,000	95.7%	37.62

2006 New York Office Properties rental revenue by tenants’ industry:

Industry	Percentage

Retail	14%
Publishing	8%
Government	8%
Finance	7%
Legal	7%
Banking	6%
Technology	5%
Pharmaceuticals	5%
Real Estate	4%
Service Contractors	4%
Communications	4%
Not-for-Profit	3%
Insurance	3%
Engineering	3%
Advertising	2%
Health Services	1%
Other	16%
100%

New York Office Properties lease terms generally range from five to seven years for smaller tenant spaces to as long as 15 years for major tenants, and may include extension options at market rates. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant’s share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a sub-metered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

Tenants accounting for 2% or more of 2006 New York Office Properties total revenues:

Tenant	Square Feet Leased	2006 Revenues	Percentage of New York City Office Revenues	Percentage of Total Company Revenues
The McGraw-Hill Companies, Inc.	536,000	$22,859,000	3.3%	0.8%
VNU Inc.	515,000	20,695,000	3.0%	0.8%
Sterling Winthrop, Inc.	429,000	19,398,000	2.8%	0.7%
Federated Department Stores	467,000	18,192,000	2.7%	0.7%
New York Stock Exchange, Inc.	348,000	15,822,000	2.3%	0.6%
Cablevision/Madison Square Garden L.P./ Rainbow Media Holdings, Inc.	310,000	15,416,000	2.3%	0.6%
U.S. Government	639,000	14,906,000	2.2%	0.5%

2006 New York Office Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot(1)
1740 Broadway	360,000	$58.08
Two Penn Plaza	320,000	43.82
One Penn Plaza	294,000	47.60
Eleven Penn Plaza	253,000	46.00
888 Seventh Avenue	133,000	78.39
866 U.N. Plaza	65,000	48.52
150 East 58th Street	59,000	51.11
595 Madison	45,000	59.57
90 Park Avenue	45,000	52.22
909 Third Avenue	44,000	50.84
330 Madison Avenue (25% interest)	31,000	57.11
40 Fulton Street	28,000	27.48
640 Fifth Avenue	20,000	57.50
57th Street (50% interest)	16,000	49.73
20 Broad Street	10,000	29.27
Total	1,723,000	51.76
Vornado’s Ownership Interest	1,693,000	51.69

_________________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

In addition to the office space noted above, in 2006 we leased 37,000 square feet of retail space contained in the above office buildings at a weighted average initial rent of $113.31 per square foot.

Lease expirations as of December 31, 2006 assuming none of the tenants exercise renewal options:

Office Space:				Percentage of	Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases		New York Office Square Feet	Total	Per Square Foot
Month to month	66	106,000		0.9%	$3,899,000	$36.78
2007	93	364,000		3.0%	15,507,000	42.60
2008	79	1,053,000	(1)	8.7%	48,953,000	46.49
2009	132	914,000		7.5%	42,880,000	46.91
2010	92	1,191,000		9.8%	54,067,000	45.40
2011	67	863,000		7.1%	44,802,000	51.91
2012	48	1,009,000		8.3%	40,610,000	40.25
2013	22	556,000		4.6%	22,122,000	39.79
2014	42	374,000		3.1%	17,517,000	46.84
2015	47	2,148,000		17.7%	104,456,000	48.63
2016	21	772,000		6.4%	35,041,000	45.39

_________________________

(1)	Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office through 2038 (including six five-year renewal options) for which the annual escalated rent is $10.82 per square foot.

Retail Space (contained in office buildings):			Percentage of	Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases	New York Office Square Feet	Total	Per Square Foot
Month to month	6	24,000	3.1%	$975,000	$40.63
2007	3	14,000	1.8%	502,000	35.86
2008	10	33,000	4.2%	2,626,000	79.58
2009	4	18,000	2.3%	3,058,000	169.89
2010	6	9,000	1.2%	1,022,000	113.56
2011	4	19,000	2.5%	935,000	49.21
2012	6	49,000	6.4%	2,380,000	48.57
2013	10	40,000	5.1%	4,365,000	109.13
2014	10	75,000	9.7%	13,417,000	178.89
2015	9	31,000	4.0%	6,271,000	202.29
2016	4	319,000	41.1%	15,678,000	49.15

New York Office Properties owned by us as of December 31, 2006:

Location	Approximate Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
NEW YORK (Manhattan)
One Penn Plaza (ground leased through 2098)	2,402,000	99.0%	$—
Two Penn Plaza	1,561,000	98.8%	296,428
909 Third Avenue (ground leased through 2063)	1,313,000	100.0%	220,314
Eleven Penn Plaza	1,047,000	95.1%	213,651
770 Broadway	1,045,000	99.8%	353,000
90 Park Avenue	893,000	99.8%	—
888 Seventh Avenue (ground leased through 2067)	841,000	97.1%	318,554
330 Madison Avenue (25% interest)	789,000	96.8%	60,000
330 West 34th Street (ground leased through 2148)	637,000	94.7%	—
1740 Broadway	593,000	99.4%	—
350 Park Avenue	538,000	100.0%	430,000
150 East 58th Street (1)	527,000	92.9%	—
20 Broad Street (ground leased through 2081)	468,000	86.0%	—
866 United Nations Plaza	348,000	93.4%	45,467
640 Fifth Avenue	316,000	97.3%	—
595 Madison Avenue (Fuller Building)	311,000	97.5%	—
40 Fulton Street	242,000	98.9%	—
57th Street (50% interest)	174,000	97.8%	29,000
825 Seventh Avenue (50% interest)	165,000	100.0%	22,159
689 Fifth Avenue	87,000	96.1%	—
40-42 Thompson Street	28,000	100.0%	—

NEW JERSEY
Paramus	128,000	86.5%	—

Total Office Buildings	14,453,000	97.5%	$1,988,573

Vornado’s Ownership Interest	13,692,000	97.5%	$1,917,994

_________________________

(1)	Less than 10% of this property is ground leased.

Washington, DC Office Properties:

As of December 31, 2006, we own 91 properties aggregating 18.0 million square feet in the Washington, DC and Northern Virginia area consisting of 70 office buildings, 2 residential properties and a hotel property, and a 50% interest in 18 buildings through our acquisition of H Street Building Corporation. As of December 31, 2006, 3 buildings are out of service for redevelopment. We manage an additional 4.7 million square feet of office and other commercial properties. In addition, the Washington, DC Office Properties portfolio includes 22 garages totaling approximately 7.9 million square feet (27,000 spaces) which are managed by or leased to third parties. The garage space is excluded from the statistics provided in this section.

As of December 31, 2006, 27 percent of the space in the Washington, DC Office Properties portfolio is leased to various agencies of the U.S. government.

Occupancy and average annual escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2006	18,015,000	92.2%	$31.90
2005	17,727,000	91.2%	31.49
2004	14,216,000	91.5%	30.06
2003	13,963,000	93.9%	29.64
2002	13,395,000	93.6%	29.38

2006 rental revenue by tenants’ industry:

Industry	Percentage

U.S. Government	36%
Governmental Contractors	26%
Legal Services	8%
Communication	4%
Membership Organizations	3%
Manufacturing	3%
Real Estate	2%
Computer and Data Processing	2%
Health Services	2%
Business Services	1%
Television Services	1%
Education	1%
Other	11%
100%

Washington, DC Office Properties leases are typically for four to seven year terms, and may provide for extension options at either pre-negotiated or market rates. Most leases provide for annual rental escalations throughout the lease term, plus recovery of increases in real estate taxes and certain property operating expenses over a base year. Annual rental escalations are typically based upon either fixed percentage increases or the consumer price index. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

Tenants accounting for 2% or more of Washington, DC Office Properties total revenues:

Tenant	Square Feet Leased	2006 Revenues	Percentage of Washington, DC Office Revenues	Percentage of Total Company Revenues
U.S. Government (127 separate leases)	4,697,000	$134,306,000	25%	5.0%
Howrey Simon Arnold & White	317,000	18,854,000	4%	0.7%
Science Applications International Corp	440,000	12,005,000	2%	0.4%
TKC Communications	309,000	11,677,000	2%	0.4%

2006 Washington, DC Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot(1)
Crystal City:
Crystal Park	497,000	$34.45
Crystal Square	367,000	33.29
Crystal Gateway	172,000	34.42
Crystal Plaza	151,000	31.39
Total Crystal City	1,187,000	33.70
Skylines	370,000	28.14
Commerce Executive	130,000	24.23
Tysons Dulles	81,000	29.00
Rosslyn Plaza (46% Interest)	66,000	25.11
Reston Executive	64,000	28.46
Courthouse Plaza	54,000	32.72
Bowen Building	40,000	47.50
1140 Connecticut Avenue	32,000	35.64
1101 17th Street	29,000	36.28
1750 Pennsylvania	26,000	34.59
Democracy Plaza	25,000	32.65
1730 M Street	23,000	35.46
1150 17th Street	10,000	35.57
1726 M Street	9,000	36.57
Arlington Plaza	8,000	32.14
Warner Building	2,000	23.24
Other partially owned properties	8,000	33.00
	2,164,000	31.90

_________________________

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

Lease expirations as of December 31, 2006 assuming none of the tenants exercise renewal options:

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Washington, DC Office Square Feet	Annual Escalated Rent of Expiring Leases
				Total	Per Square Foot
Month to month	86	541,000	3.6%	$15,307,000	$28.30
2007	274	1,519,000	10.2%	48,811,000	32.13
2008	211	1,493,000	10.0%	46,727,000	31.30
2009	194	1,669,000	11.2%	51,199,000	30.68
2010	159	1,490,000	10.0%	47,100,000	31.62
2011	138	1,994,000	13.4%	63,225,000	31.70
2012	55	1,049,000	7.0%	34,035,000	32.45
2013	36	515,000	3.5%	19,115,000	37.15
2014	29	680,000	4.6%	18,767,000	27.60
2015	32	968,000	6.5%	27,309,000	28.20
2016	20	689,000	4.6%	22,438,000	32.57

Space previously occupied by the U.S. Patent and Trademark Office (“PTO”)

During 2004 and 2005, the PTO vacated 1,939,000 square feet of space at our Crystal City properties. Of this space, Crystal Plaza Two, Three and Four, aggregating 712,000 square feet was taken out of service for redevelopment. During 2006, the redevelopment of Crystal Plaza Three and Four, aggregating 531,000 square feet, was substantially completed, placed into service and re-leased. As of December 31, 2006, we have re-leased a total of 1,247,000 square feet of the former PTO space and 181,000 square feet, representing Crystal Plaza Two, remains out of service for conversion to a 19-story residential tower.

Washington, DC Office Properties owned by us as of December 31, 2006:

Location/Complex	Number of Buildings	Approximate Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
Crystal City:
Crystal Park	5	2,236,000	68.7%	$201,013
Crystal Gateway	5	1,486,000	95.2%	191,909
Crystal Square	4	1,443,000	98.5%	185,239
Crystal Plaza (including Crystal Plaza Two, containing 181,000 square feet, is under development)	7	1,259,000	88.0%	—
Crystal Mall (including Crystal Mall Two, containing 236,000 square feet, is under development)	4	1,137,000	98.9%	42,676
Crystal City Hotel	1	266,000	100.0%	—
Crystal Drive Retail	1	57,000	88.4%	—
Total Crystal City	27	7,884,000	87.4%	620,837
Skyline	7	2,100,000	98.0%	93,803
Courthouse Plaza (ground leased through 2062)	2	624,000	97.5%	74,413
Warner Building	1	603,000	93.1%	292,700
Reston Executive	3	490,000	94.4%	93,000
Tysons Dulles	3	479,000	95.6%	—
One Skyline Tower	1	473,000	100.0%	61,555
Commerce Executive	3	389,000	99.8%	50,522
2101 L Street (under development)	1	350,000	—	—
1750 Pennsylvania Avenue	1	256,000	99.4%	47,803
Bowen Building	1	232,000	99.7%	115,022
1150 17th Street	1	230,000	96.5%	30,846
Democracy Plaza I (ground leased through 2084)	1	211,000	96.9%	—
1101 17th Street	1	210,000	97.1%	25,545
1730 M Street (ground leased through 2061)	1	195,000	94.8%	15,948
Arlington Plaza	1	188,000	11.4%	19,162
1140 Connecticut Avenue	1	184,000	99.3%	18,893
1925 K Street, NW	1	149,000	100.0%	19,422
1726 M Street	1	86,000	99.8%	—
South Capitol	3	56,000	100.0%	—
Partially owned:
H Street equity interests (3.75% to 50% interests):
Owned by H Street	13	1,224,000	96.7%	62,167
Owned by tenant on land leased from H Street	5	814,000	100.0%	—
Total	18	2,038,000	98.0%	62,167
Rosslyn Plaza (46% interest)	6	434,000	96.2%	26,918
Fairfax Square (20% interest)	3	105,000	96.7%	13,036
Kaempfer equity interests (2.5% to 5.0%)	3	49,000	97.4%	6,241
Total Washington, DC	91	18,015,000	92.2%	$1,687,833

RETAIL PROPERTIES SEGMENT

As of December 31, 2006, we own 158 retail properties, of which 131 are strip shopping centers located primarily in the Northeast and Mid-Atlantic, and in California; 8 are regional malls located in New York, New Jersey, Virginia and San Juan, Puerto Rico; and 19 are retail properties located in New York City. Our strip shopping centers and malls are generally located on major regional highways in mature, densely populated areas. We believe these properties attract consumers from a regional, rather than a neighborhood market place because of their location on regional highways.

Strip Shopping Centers:

Our strip shopping centers contain an aggregate of 13.0 million square feet and are substantially (over 80%) leased to large stores (over 20,000 square feet). Tenants include destination retailers such as discount department stores, supermarkets, home improvement stores, discount apparel stores and membership warehouse clubs. Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price and location.

Regional Malls:

The Green Acres Mall in Long Island, New York contains 1.8 million square feet, and is anchored by Sears, J.C. Penney, Macy’s and Macy’s Furniture Gallery, Wal-Mart and a BJ’s Wholesale Club. We are renovating the interior and exterior of the mall and constructing 100,000 square feet of free-standing retail space and parking decks. The expansion and renovation are expected to be completed during 2007.

The Monmouth Mall in Eatontown, New Jersey, owned 50% by us, contains 1.4 million square feet and is anchored by Macy’s, Lord & Taylor, J.C. Penney and Boscovs, three of which own their stores aggregating 719,000 square feet. The joint venture plans to construct 80,000 square feet of free-standing retail space in the mall complex, subject to governmental approvals. The expansion is expected to be completed during 2008.

The Springfield Mall in Springfield, Virginia contains 1.4 million square feet and is anchored by Macy’s, and J.C. Penney and Target who own their stores aggregating 390,000 square feet. We intend to redevelop, reposition and re-tenant the mall and have committed to spend $25,000,000 in capital expenditures over a six-year period through January 31, 2012.

The Broadway Mall in Hicksville, Long Island, New York contains 1.1 million square feet and is anchored by Macy’s, Ikea, Multiplex Cinema and Target, which owns its store containing 141,000 square feet.

The Bergen Town Center in Paramus, New Jersey, as currently exists, contains 900,000 square feet. We plan to demolish approximately 300,000 square feet and construct approximately 500,000 square feet of retail space, which will bring the total square footage of the mall to approximately 1,100,000, subject to government approvals. As of December 31, 2006, we have taken 510,000 square feet out of service for redevelopment. We have leased 416,000 square feet to Century 21, Whole Foods and Target (ground leased). The expansion and renovations, as planned, are expected to be completed during 2008.

The South Hills Mall in Poughkeepsie, New York contains 668,000 square feet and is anchored by Kmart and Burlington Coat Factory. We plan to redevelop the property as a strip shopping center, subject to governmental approvals.

The Montehiedra Mall in San Juan, Puerto Rico contains 563,000 square feet and is anchored by Home Depot, Kmart, and Marshalls.

The Las Catalinas Mall in San Juan, Puerto Rico, contains 496,000 square feet and is anchored by Kmart and Sears, which owns its 140,000 square foot store.

Occupancy and average annual base rent per square foot:

At December 31, 2006, the aggregate occupancy rate for the 19,264,000 square feet of Retail Properties was 92.7%.

Strip Centers:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Base Rent Per Square Foot
2006	12,933,000	92.9%	$13.48
2005	10,750,000	95.5%	12.07
2004	9,931,000	94.5%	12.00
2003	8,798,000	92.3%	11.91
2002	9,295,000	85.7%	11.11

Regional Malls:

			Average Annual Base Rent Per Square Foot
As of December 31,	Rentable Square Feet	Occupancy Rate	Mall Tenants	Total
2006	5,640,000	93.4%	$32.64	$18.12
2005	4,817,000	96.2%	31.83	18.24
2004	3,766,000	93.1%	33.05	17.32
2003	3,766,000	94.1%	31.08	16.41
2002	2,875,000	95.4%	27.79	17.15

Manhattan Retail:

Manhattan retail is comprised of 19 properties containing 691,000 square feet, which were 83.6% occupied at December 31, 2006.

2006 rental revenue by type of retailer:

Industry	Percentage

Department Stores	17%
Supermarkets	11%
Family Apparel	11%
Women’s Apparel	7%
Home Improvement	6%
Restaurants	6%
Home Entertainment and Electronics	6%
Banking and Other Business Services	5%
Home Furnishings	3%
Personal services	3%
Sporting Goods	2%
Other	23%
100%

Shopping center lease terms range from five years or less in some instances for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for additional rents based on a percentage of tenants’ sales and pass through to tenants the tenants’ share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant’s direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 1% of total shopping center revenues in 2006. None of the tenants in the Retail segment accounted for more than 10% of our 2006 total revenues.

Tenants accounting for 2% or more of 2006 Retail Properties total revenues:

Tenant	Square Feet Leased	2006 Revenues	Percentage of Retail Revenues	Percentage of Total Company Revenues
Wal-Mart/Sam’s Wholesale	1,599,000	$14,887,000	3.7%	0.5%
The Home Depot, Inc	758,000	12,793,000	3.2%	0.5%
Stop & Shop Companies, Inc. (Stop & Shop)	320,000	9,948,000	2.5%	0.4%
Hennes & Mauritz	83,000	9,583,000	2.4%	0.4%
Federated Department Stores	1,031,000	9,430,000	2.4%	0.3%
The TJX Companies, Inc.	455,000	7,824,000	2.0%	0.3%

Lease expirations as of December 31, 2006 assuming none of the tenants exercise renewal options:

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Retail Square Feet	Annual Escalated Rent of Expiring Leases
				Total	Per Square Foot
Month to month	153	283,000	2.8%	$5,502,000	$19.48
2007	187	702,000	6.9%	15,636,000	22.26
2008	181	1,389,000	13.7%	23,790,000	17.13
2009	152	939,000	9.3%	18,186,000	19.36
2010	112	881,000	8.7%	17,135,000	19.44
2011	134	1,309,000	12.9%	22,684,000	17.34
2012	70	748,000	7.4%	11,864,000	15.86
2013	96	1,094,000	10.8%	19,009,000	17.37
2014	80	1,038,000	10.3%	18,760,000	18.08
2015	93	765,000	7.6%	16,108,000	21.07
2016	86	973,000	9.6%	17,467,000	17.95

2006 Retail Properties Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot (1)
North Bergen, NJ	264,000	$15.61
Garfield, NJ	135,000	7.41
Bricktown, NJ	105,000	13.22
Springfield Mall, Springfield VA	62,000	20.72
Totowa, NJ	45,000	16.24
Green Acres Mall, Valley Stream, NY	45,000	36.02
York, PA	38,000	7.70
Monmouth Mall, Eatontown, NJ (50%)	37,000	34.22
Montehiedra Mall, Puerto Rico	34,000	49.10
Towson, MD	34,000	19.51
North Plainfield, NJ	32,000	19.82
Allentown, PA	31,000	18.25
Marlton, NJ	30,000	25.51
Gun Hill Road, Bronx, NY	30,000	26.00
Hackensack, NJ	26,000	22.40
Eatontown, NJ	23,000	26.58
Broomall, PA	20,000	18.29
Queens, NY	20,000	28.06
Staten Island, NY	19,000	22.72
South Hills Mall, Poughkeepsie, NY	15,000	10.38
Bergen Town Center, Paramus, NJ	14,000	23.00
Springfield, MA	13,000	13.36
Las Catalinas Mall, Puerto Rico	12,000	60.57
Bensalem, PA	11,000	18.18
Bethlehem, PA	10,000	15.38
Woodbridge, NJ	10,000	32.36
Middletown, NJ	8,000	23.98
Broadway Mall, Hicksville, NY	7,000	45.35
25 West 14th Street, New York, NY	7,000	91.89
Rockaway, NJ	6,000	25.69
Cherry Hill, NJ	5,000	19.00
Morris Plains, NJ	5,000	28.67
East Hanover, NJ	4,000	25.78
Inwood, NY	4,000	25.00
Lawnside, NJ	3,000	16.81
Glen Burnie, MD	3,000	9.55
Delran, NJ	3,000	17.07
Jersey City, NJ	3,000	38.00
Watchung, NJ	3,000	15.00
40 East 66th Street, New York, NY	3,000	696.32
828-850 Madison Avenue, New York, NY	2,000	715.83
East Hanover II, NJ	2,000	28.00
Amherst, NY	1,000	21.25
	1,184,000	22.79

__________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Retail Properties owned by us as of December 31, 2006:

Location	Approximate Leasable Building Square Footage
	Total Property		Owned by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
REGIONAL MALLS:
Green Acres Mall, Valley Stream, NY (10% ground and building leased through 2039) (excludes 212,000 square feet in development)	1,620,000		1,497,000	123,000	92.6%	$140,391
Bergen Town Center, Paramus, NJ (excludes 857,000 square feet in development)	386,000		386,000	—	100.0%	—
Springfield Mall, Springfield, VA (97.5% ownership)	1,403,000	(1)	1,013,000	—	83.2%	193,501
Broadway Mall, Hicksville, NY	1,140,000	(1)	764,000	235,000	95.6%	99,154
Monmouth Mall, Eatontown, NJ (50% ownership) (excludes 50,000 square feet in development)	1,422,000	(1)	703,000	—	94.0%	165,000
South Hills Mall, Poughkeepsie, NY (excludes 291,000 square feet in development)	377,000		377,000	—	100.0%	—
Montehiedra, Puerto Rico	563,000		563,000	—	99.5%	120,000
Las Catalinas, Puerto Rico	496,000	(1)	356,000	—	95.4%	63,402
Total Regional Malls	7,407,000		5,659,000	358,000	93.6%	$781,448
Vornado’s ownership interest	5,640,000		5,282,000	358,000	93.4%	$694,110

STRIP SHOPPING CENTERS:
NEW JERSEY
North Bergen Ground-up Development (Tonnelle Avenue) (excludes 410,000 square feet in development)	—		—	—	—	$—
East Hanover I and II	353,000		347,000	6,000	100.0%	25,978	(2)
Totowa	317,000		178,000	139,000	100.0%	28,113	(2)
Union	279,000		120,000	159,000	98.4%	31,928	(2)
Bricktown	276,000		273,000	3,000	100.0%	15,518	(2)
Hackensack	273,000		207,000	66,000	97.0%	23,805	(2)
Cherry Hill	264,000		58,000	206,000	99.2%	14,272	(2)
Jersey City	236,000		66,000	170,000	100.0%	18,224	(2)
Middletown	232,000		180,000	52,000	98.9%	15,655	(2)
East Brunswick I	231,000		221,000	10,000	100.0%	21,668	(2)
Woodbridge	227,000		87,000	140,000	100.0%	21,044	(2)
North Plainfield (ground leased through 2060)	219,000		219,000	—	89.5%	10,359	(2)
Manalapan	198,000		196,000	2,000	100.0%	11,927	(2)
East Brunswick II	196,000		33,000	163,000	100.0%	7,926
Marlton	181,000		174,000	7,000	100.0%	11,597	(2)
Bordentown	179,000		179,000	—	100.0%	7,679	(2)
Morris Plains	178,000		177,000	1,000	97.9%	11,460	(2)
Delran	171,000		168,000	3,000	95.5%	6,117	(2)
Lodi (Route 17 North)	171,000		171,000	—	100.0%	8,937	(2)
Dover	167,000		167,000	—	97.5%	6,994	(2)
Watchung	166,000		50,000	116,000	85.8%	12,882	(2)
Lawnside	145,000		142,000	3,000	100.0%	10,084	(2)
Kearny	104,000		32,000	72,000	100.0%	3,558	(2)
Turnersville	96,000		89,000	7,000	100.0%	3,889	(2)
Lodi (Washington Street)	85,000		85,000	—	100.0%	11,522
North Bergen	63,000		7,000	56,000	100.0%	3,773	(2)
Eatontown	30,000		30,000	—	100.0%	—
Montclair	18,000		18,000	—	100.0%	1,831	(2)
Total New Jersey	5,055,000		3,674,000	1,381,000		346,740
PENNSYLVANIA
Allentown	627,000		270,000	357,000	100.0%	22,123	(2)
Philadelphia (excludes 80,000 square feet in development)	350,000		350,000	—	96.6%	8,522	(2)
Lancaster	228,000		58,000	170,000	100.0%	—

	Approximate Leasable Building Square Footage
Location	Total Property	Owned by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
Bensalem	184,000	176,000	8,000	100.0%	6,113	(2)
Broomall	169,000	147,000	22,000	100.0%	9,303	(2)
Bethlehem	167,000	164,000	3,000	99.0%	3,869	(2)
Upper Moreland	122,000	122,000	—	100.0%	6,614	(2)
York	110,000	110,000	—	100.0%	3,912	(2)
Levittown	105,000	105,000	—	100.0%	3,126	(2)
Glenolden	102,000	10,000	92,000	100.0%	6,978	(2)
Wilkes-Barre (ground and building leased through 2040)	81,000	81,000	—	50.1%	—
Wyomissing (ground and building leased through 2065)	79,000	79,000	—	85.2%	—
Total Pennsylvania	2,324,000	1,672,000	652,000		70,560
NEW YORK
Buffalo (Amherst) (ground leased through 2017)	297,000	185,000	112,000	63.9%	6,669	(2)
Rochester	205,000	—	205,000	100.0%	—
Freeport (437 East Sunrise Highway)	167,000	167,000	—	100.0%	14,087	(2)
Staten Island	165,000	165,000	—	95.6%	19,232
Rochester (Henrietta) (ground leased through 2056)	158,000	158,000	—	67.1%	—
Albany (Menands)	140,000	140,000	—	74.0%	5,918	(2)
New Hyde Park (ground and building leased through 2029)	101,000	101,000	—	100.0%	7,110	(2)
Inwood	100,000	100,000	—	94.1%	—
North Syracuse (ground and building leased through 2014)	98,000	—	98,000	100.0%	—
Bronx (excludes 56,000 square feet in development)	11,000	11,000	—	100.0%	—
Queens	58,000	58,000	—	98.7%	—
Total New York	1,500,000	1,085,000	415,000		53,016
MARYLAND
Baltimore (Towson)	152,000	152,000	—	71.1%	10,841	(2)
Annapolis (ground and building leased through 2042)	128,000	128,000	—	100.0%	—
Glen Burnie	121,000	65,000	56,000	100.0%	5,579	(2)
Rockville	94,000	94,000	—	100.0%	14,883
Total Maryland	495,000	439,000	56,000		31,303
MASSACHUSETTS
Chicopee	156,000	—	156,000	100.0%	—
Springfield	146,000	29,000	117,000	100.0%	2,974	(2)
Milford (ground and building leased through 2019)	83,000	83,000	—	100.0%	—
Total Massachusetts	385,000	112,000	273,000		2,974
CALIFORNIA
San Jose (45% ownership) (excludes 646,000 square feet in development)	—	—	—	—	50,659
Beverly Connection, Los Angeles (50% ownership) (excludes 47,000 square feet in development)	191,000	191,000	—	100.0%	170,000
San Francisco (275 Sacramento Street)	76,000	76,000	—	100.0%	—
San Francisco (340 Pine Street) (95% ownership)	54,000	54,000	—	69.9%	—
San Francisco (3700 Geary Boulevard)	30,000	30,000	—	100.0%	—
Walnut Creek	29,000	29,000	—	100.0%	—
Total California	380,000	380,000	—		220,659
CONNECTICUT
Newington	188,000	43,000	145,000	100.0%	6,231	(2)
Waterbury	148,000	143,000	5,000	100.0%	5,874	(2)
Total Connecticut	336,000	186,000	150,000		12,105
VIRGINIA
Norfolk (ground and building leased through 2069)	114,000	114,000	—	100.0%	—
MICHIGAN
Roseville	104,000	104,000	—	100.0%	—

	Approximate Leasable Building Square Footage
Location	Total Property	Owned by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
WASHINGTON, DC
3040 M Street	42,000	42,000	—	100.0%	—
NEW HAMPSHIRE
Salem (ground leased through 2102)	37,000	—	37,000	100.0%	—
CALIFORNIA SUPERMARKETS:
Colton	73,000	73,000	—	100.0%	—
Riverside	42,000	42,000	—	100.0%	—
San Bernardino	40,000	40,000	—	100.0%	—
Riverside	39,000	39,000	—	100.0%	—
Mojave (ground leased through 2079)	34,000	34,000	—	100.0%	—
Corona (ground leased through 2079)	33,000	33,000	—	100.0%	—
Yucaipa	31,000	31,000	—	100.0%	—
Barstow	30,000	30,000	—	100.0%	—
Moreno Valley	30,000	30,000	—	100.0%	—
San Bernardino	30,000	30,000	—	100.0%	—
Beaumont	29,000	29,000	—	100.0%	—
Calimesa	29,000	29,000	—	100.0%	—
Desert Hot Springs	29,000	29,000	—	100.0%	—
Rialto	29,000	29,000	—	100.0%	—
Anaheim	26,000	26,000	—	100.0%	—
Colton	26,000	26,000	—	100.0%	—
Fontana	26,000	26,000	—	100.0%	—
Garden Grove	26,000	26,000	—	100.0%	—
Orange	26,000	26,000	—	100.0%	—
Santa Ana	26,000	26,000	—	100.0%	—
Westminster	26,000	26,000	—	100.0%	—
Ontario	24,000	24,000	—	100.0%	—
Rancho Cucamonga	24,000	24,000	—	100.0%	—
Costa Mesa	18,000	18,000	—	100.0%	—
Costa Mesa	17,000	17,000	—	100.0%	—
Total California Supermarkets	763,000	763,000	—		—

PROPERTIES ACQUIRED FROM TOYS “R” US
Wheaton, MD (ground leased through 2060)	66,000	66,000	—	100.0%	—
San Francisco, CA (2675 Geary Street) (ground and building leased through 2043)	55,000	55,000	—	100.0%	—
Coral Springs, FL	53,000	53,000	—	100.0%	—
Battle Creek, MI	47,000	47,000	—	—	—
Bourbonnais, IL	47,000	47,000	—	100.0%	—
Commack, NY (ground and building leased through 2021)	47,000	47,000	—	59.0%	—
Lansing, IL	47,000	47,000	—	—	—
Springdale, OH (ground and building leased through 2046)	47,000	47,000	—	—	—
Arlington Heights, IL (ground and building leased through 2043)	46,000	46,000	—	100.0%	—
Dewitt, NY (ground leased through 2041)	46,000	46,000	—	100.0%	—
Littleton, CO	46,000	46,000	—	100.0%	—
Redding CA	46,000	46,000	—	49.7%	—
Abilene, TX	45,000	45,000	—	—	—
Antioch, TN	45,000	45,000	—	100.0%	—
Charleston, SC (ground leased through 2063)	45,000	45,000	—	100.0%	—
Dorchester, MA	45,000	45,000	—	100.0%	—
Federal Way, WA	45,000	45,000	—	—	—
Signal Hill, CA	45,000	45,000	—	100.0%	—
Tampa, FL	45,000	45,000	—	—	—
Vallejo, CA (ground leased through 2043)	45,000	45,000	—	100.0%	—
San Antonio, TX (ground and building leased through 2041)	43,000	43,000	—	100.0%	—
Fond Du Lac, WI (ground leased through 2073)	42,000	42,000	—	56.9%	—

		Approximate Leasable Building Square Footage
Location	Total Property	Owned by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
Chicago, IL (ground and building leased through 2051)	41,000	41,000	—	100.0%	—
Springfield, PA (ground and building leased through 2025)	41,000	41,000	—	100.0%	—
Tyson’s Corner, VA (ground and building leased through 2035)	38,000	38,000	—	100.0%	—
Freeport, NY (240 West Sunrise Highway) (ground and building leased through 2040)	37,000	37,000	—	—	—
Owensboro, KY (ground and building leased through 2046)	32,000	32,000	—	100.0%	—
Dubuque, IA (ground leased through 2043)	31,000	31,000	—	100.0%	—
Grand Junction, CO	31,000	31,000	—	100.0%	—
Holland, MI	31,000	31,000	—	—	—
Merced, CA	31,000	31,000	—	86.5%	—
Midland, MI (ground leased through 2043)	31,000	31,000	—	74.2%	—
Texarkana, TX (ground leased through 2043)	31,000	31,000	—	—	—
Victoria, TX	31,000	31,000	—	—	—
Vero Beach, FL	30,000	30,000	—	100.0%	—
San Angelo, TX	23,000	23,000	—	—	—
Total Properties Acquired From Toys “R” Us	1,497,000	1,497,000	—		—
Total Strip Centers	13,032,000	10,068,000	2,964,000	92.9%	$737,357
Vornado’s ownership interest	12,933,000	9,969,000	2,964,000	92.9%	$624,495

NEW YORK CITY RETAIL:
4 Union Square South	198,000	198,000	—	100.0%	$—
1540 Broadway	154,000	154,000	—	58.8%	—
478-486 Broadway (50% ownership)	85,000	85,000	—	68.9%	20,000
25 West 14th Street	62,000	62,000	—	100.0%	—
435 Seventh Avenue	43,000	43,000	—	100.0%	—
692 Broadway	36,000	36,000	—	—	—
1135 Third Avenue	25,000	25,000	—	100.0%	—
715 Lexington Avenue (ground leased thru 2041)	23,000	23,000	—	100.0%	—
7 West 34th Street	22,000	22,000	—	100.0%	—
828-850 Madison Avenue	18,000	18,000	—	100.0%	80,000
484 Eighth Avenue	14,000	14,000	—	100.0%	—
211-217 Columbus Avenue	11,000	11,000	—	100.0%	—
40 East 66th Street	10,000	10,000	—	100.0%	—
387 West Broadway	9,000	9,000	—	100.0%	—
677-679 Madison Avenue	8,000	8,000	—	100.0%	—
968 Third Avenue (50% ownership)	6,000	6,000	—	100.0%	—
122-124 Spring Street	5,000	5,000	—	100.0%	—
386 West Broadway	4,000	4,000	—	100.0%	4,813
825 Seventh Avenue	4,000	4,000	—	100.0%	—
Total New York City (Manhattan) Retail	737,000	737,000	—	82.8%	$104,813
Vornado’s ownership interest	691,000	691,000	—	83.6%	$94,813
Total Retail Properties	21,176,000	16,464,000	3,322,000	92.8%	$1,623,618
Vornado’s Ownership Interest	19,264,000	15,942,000	3,322,000	92.7%	$1,413,418
ASSETS HELD FOR SALE:
Vineland, New Jersey	143,000	143,000	—	—	—

_______________________________

(1)	Includes square footage of anchors who own their own land and building.
(2)	These encumbrances are cross-collateralized under a blanket mortgage in the amount of $463,135,000 as of December 31, 2006.

MERCHANDISE MART PROPERTIES SEGMENT

As of December 31, 2006, we own a portfolio of 9 Merchandise Mart properties containing an aggregate of 9.2 million square feet. The Merchandise Mart properties also contain eight parking garages totaling 1.2 million square feet (3,800 spaces). The garage space is excluded from the statistics provided in this section.

Square feet by location and use as of December 31, 2006.

(Amounts in thousands)			Showroom
	Total	Office	Total	Permanent	Temporary Trade Show	Retail
Chicago, Illinois
Merchandise Mart	3,449	1,041	2,345	1,959	386	63
350 West Mart Center	1,208	1,083	125	125	—	—
Other	19	—	—	—	—	19
Total Chicago, Illinois	4,676	2,124	2,470	2,084	386	82
HighPoint, North Carolina
Market Square Complex	1,750	12	1,723	1,180	543	15
National Furniture Mart	259	—	259	259	—	—
Total HighPoint, North Carolina	2,009	12	1,982	1,439	543	15
Washington, DC
Washington Design Center	391	70	321	321	—	—
Washington Office Center	398	365	—	—	—	33
Total Washington, DC	789	435	321	321	—	33
Los Angeles, California
L.A. Mart	780	—	780	726	54	—
Boston, Massachusetts
Boston Design Center	554	143	405	405	—	6
New York, New York
7 West 34th Street	412	—	412	412	—	—
Total Merchandise Mart Properties	9,220	2,714	6,370	5,387	983	136

Occupancy rate	94.8%	97.4%	93.6%			95.4%

Office Space

Occupancy and average annual escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2006	2,714,000(1)	97.4%	$25.64
2005	3,100,000	97.0%	26.42
2004	3,261,000	96.5%	27.59
2003	3,249,000	93.6%	27.73
2002	3,262,000	92.8%	26.32

________________________

(1) In March 2006, we sold 33 North Dearborn Street, a 336,000 square foot office building located in Chicago, Illinois.

Merchandise Mart Properties 2006 office rental revenues by tenants’ industry:

Industry	Percentage
Government	24%
Service	23%
Banking	15%
Telecommunications	13%
Education	7%
Publications	5%
Pharmaceutical	5%
Insurance	4%
Other	4%
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

Office tenants accounting for 2% or more of Merchandise Mart Properties’ 2006 total revenues:

Tenant	Square Feet Leased	2006 Revenues	Percentage of Segment Revenues	Percentage of Total Company Revenues
U.S. Government	359,000	$12,685,000	4.7%	0.5%
SBC Ameritech	234,000	7,244,000	2.7%	0.3%
WPP Group	260,000	6,345,000	2.3%	0.2%

2006 leasing activity – Merchandise Mart Properties office space:

	Square Feet	Average Initial Rent Per Square Foot (1)
Boston Design Center	62,000	$20.35
350 West Mart Center	44,000	18.23
Merchandise Mart	29,000	23.04
Washington Office Center	22,000	40.25
Washington Design Center	15,000	38.46
Other	6,000	17.75
Total	178,000	24.24
___________________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Lease expirations for Merchandise Mart Properties office space as of December 31, 2006 assuming none of the tenants exercise renewal options:

				Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Merchandise Mart Office Square Feet	Total	Per Square Foot
Month to month	10	14,000	0.5%	$149,000	$10.91
2007	10	250,000	9.5%	6,312,000	25.20
2008	13	209,000	7.9%	6,168,000	29.58
2009	6	216,000	8.2%	7,123,000	32.92
2010	11	386,000	14.6%	13,031,000	33.78
2011	11	218,000	8.2%	7,310,000	33.56
2012	9	101,000	3.8%	2,719,000	27.02
2013	7	54,000	2.0%	1,761,000	32.88
2014	10	170,000	6.4%	6,566,000	38.54
2015	6	128,000	4.8%	2,761,000	21.53
2016	5	117,000	4.4%	2,729,000	23.30

Showroom Space

The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, gift, carpet, crafts, apparel and design industries. Merchandise Mart Properties own and operate five of the leading furniture and gift trade shows, including the contract furniture industry’s largest trade show, NeoCon, which attracts over 50,000 attendees each June and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry’s semi-annual (April and October) market weeks which occupy over 12 million square feet in the High Point, North Carolina region.

Occupancy and average escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2006	6,370,000	93.6%	$25.17
2005	6,290,000	94.7%	24.04
2004	5,589,000	97.6%	23.08
2003	5,640,000	95.1%	22.35
2002	5,528,000	95.2%	21.46

2006 showroom revenues by tenants’ industry:

Industry	Percentage
Residential Design	25%
Gift	23%
Residential Furnishing	21%
Contract Furnishing	17%
Apparel	5%
Casual Furniture	5%
Building Products	4%
100%

2006 Leasing Activity – Merchandise Mart Properties showroom space:

	Square Feet	Average Initial Rent Per Square Foot (1)
Market Square Complex	452,000	$16.94
Merchandise Mart	272,000	33.68
L.A. Mart	162,000	19.30
7 West 34th Street	99,000	37.23
350 West Mart Center	43,000	26.14
Washington Design Center	42,000	33.36
Boston Design Center	37,000	29.31
Total	1,107,000	24.61

___________________________

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

Lease expirations for the Merchandise Mart Properties showroom space as of December 31, 2006 assuming none of the tenants exercise renewal options:

				Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Merchandise Mart Showroom Square Feet	Total	Per Square Foot
Month to month	5	2,000	—	$38,000	$16.11
2007	204	657,000	11.0%	16,432,000	25.01
2008	225	634,000	10.6%	17,314,000	27.30
2009	289	810,000	13.6%	20,955,000	25.87
2010	163	777,000	13.0%	21,362,000	27.51
2011	112	676,000	11.3%	16,267,000	24.05
2012	32	191,000	3.2%	5,063,000	26.56
2013	59	341,000	5.7%	10,356,000	30.34
2014	29	214,000	3.6%	5,309,000	24.79
2015	47	245,000	4.1%	8,132,000	33.23
2016	32	181,000	3.0%	5,330,000	29.46

Retail Space

The Merchandise Mart Properties portfolio also contains approximately 136,000 square feet of retail space which was 95.4% occupied at December 31, 2006.

Merchandise Mart Properties owned by us as of December 31, 2006:

Location	Approximate Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
ILLINOIS
Merchandise Mart, Chicago	3,449,000	95.4%	$550,000
350 West Mart Center, Chicago	1,208,000	96.6%	—
Other (50% interest)	19,000	93.4%	12,007
Total Illinois	4,676,000	95.7%	562,007

HIGH POINT, NORTH CAROLINA
Market Square Complex	1,750,000	98.6%	194,090
National Furniture Mart	259,000	97.2%	25,910
Total High Point, North Carolina	2,009,000	98.4%	220,000

WASHINGTON, DC
Washington Office Center	398,000	97.6%	—
Washington Design Center	391,000	95.2%	46,328
Total Washington, DC	789,000	96.4%	46,328

CALIFORNIA
L.A. Mart	780,000	94.6%	—

MASSACHUSETTS
Boston Design Center (ground leased through 2060)	554,000	94.7%	72,000

NEW YORK
7 West 34th Street	412,000	64.1%	—

Total Merchandise Mart Properties	9,220,000	94.8%	$900,335

TEMPERATURE CONTROLLED LOGISTICS SEGMENT

As of December 31, 2006, we own a 47.6% interest in AmeriCold Realty Trust (“AmeriCold”). AmeriCold, headquartered in Atlanta, Georgia, provides the food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production, distribution and public facilities. In addition, AmeriCold manages facilities owned by its customers for which it earns fixed and incentive fees. Production facilities typically serve one or a small number of customers, generally food processors that are located nearby. Customers store large quantities of processed or partially processed products in these facilities until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers’ finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. Public facilities generally serve the needs of local and regional customers under short-term agreements. Food manufacturers and processors use these facilities to store capacity overflow from their production facilities or warehouses. AmeriCold’s transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold’s temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

AmeriCold’s customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations, such as H.J. Heinz, Con-Agra Foods, Altria Group (Kraft Foods), Schwan Corporation, Tyson Foods, General Mills and Sara Lee. Other than H.J. Heinz, which accounted for 17.9% of this segment’s total revenue, no other customer accounted for more than 10% of this segment’s total revenue.

AmeriCold has $1.1 billion of outstanding debt at December 31, 2006, which we consolidate into our accounts. Our pro rata share of AmeriCold’s debt is $502,308,000, none of which is recourse to us.

Temperature Controlled Logistics Properties as of December 31, 2006:

Location	Cubic Feet (in millions)	Square Feet (in thousands)	Location	Cubic Feet (in millions)	Square Feet (in thousands)
ALABAMA			ILLINOIS
Montgomery	2.5	142.0	Rochelle	10.1	254.8
Albertville	5.2	133.0	East Dubuque	5.6	215.4
Gadsden (1)	4.0	119.0	Rochelle	6.0	179.7
Birmingham	2.0	85.6		21.7	649.9
	13.7	479.6	INDIANA
ARIZONA			Indianapolis	9.1	311.7
Phoenix	2.9	111.5
			IOWA
ARKANSAS			Bettendorf	8.8	336.0
Russellville	9.5	279.4	Fort Dodge	3.7	155.8
Springdale	6.6	194.1		12.5	491.8
West Memphis	5.3	166.4	KANSAS
Russellville	5.6	164.7	Wichita	2.8	126.3
Texarkana	4.7	137.3	Garden City	2.2	84.6
Fort Smith	1.4	78.2		5.0	210.9
	33.1	1,020.1	KENTUCKY
CALIFORNIA			Sebree	2.7	79.4
Ontario (1)	8.1	279.6
Watsonville (1)	5.4	186.0	MAINE
Victorville (1)	5.8	152.5	Portland	1.8	151.6
Turlock	3.0	138.9
Turlock	2.5	108.4	MASSACHUSETTS
Fullerton (1)	2.8	107.7	Boston	3.1	218.0
Ontario	1.9	55.9	Gloucester	2.4	126.4
	29.5	1,029.0	Gloucester	1.9	95.5
COLORADO			Gloucester	2.8	95.2
Denver	2.8	116.3		10.2	535.1

Location	Cubic Feet (in millions)	Square Feet (in thousands)	Location	Cubic Feet (in millions)	Square Feet (in thousands)
FLORIDA			MINNESOTA
Tampa	2.9	106.0	Park Rapids
Bartow	1.4	56.8	(50% interest)	3.0	86.8
Tampa (1)	1.0	38.5
Plant City	0.8	30.8	MISSOURI
Tampa	0.4	22.2	Carthage	42.0	2,564.7
	6.5	254.3	Marshall	4.8	160.8
GEORGIA				46.8	2,725.5
Atlanta	11.1	476.7	MISSISSIPPI
Atlanta	11.4	334.7	West Point	4.7	180.8
Atlanta (1)	12.3	330.6
Thomasville	6.9	202.9	NEBRASKA
Atlanta	6.9	201.6	Grand Island	2.2	105.0
Montezuma	4.2	175.8	Fremont	2.2	84.6
Atlanta	2.9	157.1		4.4	189.6
Atlanta	5.0	125.7	NEW YORK
Augusta	1.1	48.3	Syracuse	11.8	447.2
	61.8	2,053.4
IDAHO			NORTH CAROLINA
Burley	10.7	407.2	Charlotte	4.1	164.8
Nampa	8.0	364.0	Charlotte (1)	5.1	161.6
	18.7	771.2	Tarboro	4.9	147.4
OHIO			Charlotte	1.0	58.9
Massillon (1)	3.4	187.3		15.1	532.7
Massillon	5.5	163.2	TEXAS
	8.9	350.5	Fort Worth	9.9	253.5
OKLAHOMA			Amarillo	3.2	123.1
Oklahoma City	1.4	74.1	Fort Worth	3.4	102.0
				16.5	478.6
OREGON			UTAH
Salem	12.5	498.4	Clearfield	8.6	358.4
Hermiston	4.0	283.2
Woodburn	6.3	277.4	VIRGINIA
Ontario	8.1	238.2	Strasburg	6.8	200.0
Milwaukee	4.7	196.6	Norfolk	1.9	83.0
	35.6	1,493.8		8.7	283.0
PENNSYLVANIA			WASHINGTON
Fogelsville	21.6	683.9	Moses Lake	7.3	302.4
York (1)	11.6	285.1	Connell	5.7	235.2
Leesport	5.8	168.9	Pasco	6.7	209.0
	39.0	1,137.9	Burlington	4.7	194.0
SOUTH CAROLINA			Walla Walla	3.1	140.0
Columbia	1.6	83.7	Wallula	1.2	40.0
				28.7	1,120.6
SOUTH DAKOTA			WISCONSIN
Sioux Falls	2.9	111.5	Plover	9.5	358.5
			Tomah	4.6	161.0
TENNESSEE			Babcock	3.4	111.1
Memphis	5.6	246.2		17.5	630.6
Murfreesboro	4.5	106.4
Memphis	0.5	36.8	Total Temperature
	10.6	389.4	Controlled
			Logistics
			Properties	497.8	18,940.5

___________________

(1)	Leasehold interest.

TOYS “R” US, INC. (“TOYS”) SEGMENT

On July 21, 2005, a joint venture owned equally by us, Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys for $26.75 per share in cash or approximately $6.6 billion. In connection therewith, we invested $428,000,000 of the $1.3 billion of equity in the venture, consisting of $407,000,000 in cash and $21,000,000 in Toys common shares held by us. Toys is a worldwide specialty retailer of toys and baby products with a significant real estate component. In the first quarter of 2006, Toys closed 87 toy stores in the United States, of which twelve stores were converted into Babies “R” Us stores, five leased properties expired and one has been sold. On September 14, 2006, we entered into an agreement to purchase 44 of the closed toy stores. On October 16, 2006, we completed the first phase of this agreement by acquiring 37 of the 44 stores. We expect to purchase six of the remaining stores by the end of the second quarter of 2007. The seventh store we agreed to purchase was sold by Toys to a third party.

The following table sets forth the current number of Toys’ stores, after giving effect to the store closings announced in January 2006:

	Total	Owned	Building Owned on Leased Ground	Leased
Toys – Domestic	587	273	139	175
Toys – International	490	80	25	385
Babies “R” Us	248	36	91	121
Subtotal	1,325	389	255	681
Franchised stores	190
Total	1,515

2006 Store closing program	87	40	15	32
Stores sold or under contract with Vornado, of which 27 have been re-leased to third parties	(43)	(20)	(8)	(15)
Stores sold to third parties and leases terminated	(17)	(9)	(1)	(7)
Stores converted to Babies “R” Us	(12)	(5)	(3)	(4)
Remaining stores to be leased or sold	15	6	3	6

Toys has approximately $6.9 billion of outstanding debt at December 31, 2006, of which our 32.9% share is approximately $2.3 billion, none of which is recourse to us.

OTHER INVESTMENTS

Alexander’s Inc. (“Alexander’s”)

As of December 31, 2006, we own 32.8% of Alexander’s outstanding common shares.

Properties owned by Alexander’s as of December 31, 2006.

Location	Land Area in Square Feet or Acreage	Building Area		Percent Leased	Significant Tenants	Encumbrances (in thousands)
Operating Properties
New York:
731 Lexington Avenue—Manhattan: Office and Retail	84,420 SF	1,059,000	(1)	100%	Bloomberg, Citibank, The Home Depot, The Container Store, Hennes & Mauritz	$713,232

Kings Plaza Regional Shopping Center--Brooklyn	24.3 acres	759,000	(2)(3)	97%	Sears	207,131

Rego Park I—Queens	4.8 acres	351,000	(3)	100%	Sears, Circuit City, Bed, Bath & Beyond Marshalls	80,135

Flushing--Queens (4)	44,975 SF	177,000	(3)	0%		—

New Jersey:
Paramus--New Jersey	30.3 acres	—		100%	IKEA	68,000
		2,346,000				$1,068,498
Property Under Development:
Rego Park II—Queens	6.6 acres				Century 21, The Home Depot Kohl’s
Property to be Developed:
Rego Park III—Queens	3.4 acres

_________________________

(1)	Excludes 248,000 square feet of residential space consisting of 105 condominium units, which were sold.
(2)	Excludes 339,000 square foot Macy’s store, owned and operated by Federated Department Stores, Inc.
(3)	Excludes parking garages.
(4)	Leased by Alexander’s through January2037.

OTHER INVESTMENTS - continued

Lexington Master Limited Partnership

We own approximately 8,149,592 limited partnership units (representing a 7.4% ownership interest) of Lexington Master Limited Partnership (“Lexington MLP”) as a result of the acquisition of Newkirk Realty Trust (“Newkirk”) by Lexington Corporate Properties Trust (“Lexington”) discussed below.

On December 31, 2006, Newkirk (NYSE: NKT) was acquired in a merger by Lexington (NYSE: LXP), a real estate investment trust. We owned 10,186,991 limited partnership units (representing a 15.8% ownership interest) of Newkirk MLP, which was also acquired by Lexington as a subsidiary, and was renamed Lexington MLP. The units in Newkirk MLP were converted on a 0.80 for 1 basis into limited partnership units of Lexington MLP, which are exchangeable on a one-for-one basis into common shares of Lexington.

The assets of Newkirk MLP consisted of 18.4 million square feet of real estate across 32 states. After completion of the merger, Lexington’s total portfolio is comprised of approximately 365 properties containing an aggregate of 58.6 million square feet, located in 44 states and The Netherlands.

In addition, effective as of the effective time of the merger, Newkirk terminated its advisory agreement with NKT Advisors, in which we had a 20.0% interest, for an aggregate payment of $12,500,000, of which our share was $2,300,000.

Lexington MLP has approximately $2.1 billion of debt outstanding as of December 31, 2006, of which our pro rata share is $155,482,000, none of which is recourse to us.

Hotel Pennsylvania

The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space. We are also evaluating plans to demolish the Hotel Pennsylvania and construct an office tower in excess of 2,000,000 square feet on the site.

	Year Ended December 31,
Rental information:	2006	2005	2004	2003	2002
Hotel:
Average occupancy rate	82.1%	83.7%	78.9%	63.7%	64.7%
Average daily rate	$133.33	$115.74	$97.36	$89.12	$89.44
Revenue per available room	$109.53	$96.85	$77.56	$58.00	$58.00
Commercial:
Office space:
Average occupancy rate	41.2%	38.7%	39.7%	39.7%	47.8%
Annual rent per square feet	$16.42	$10.70	$10.04	$9.92	$13.36
Retail space:
Average occupancy rate	79.9%	79.8%	90.7%	89.8%	92.6%
Annual rent per square feet	$27.54	$26.02	$29.67	$28.11	$28.06

OTHER INVESTMENTS - continued

GMH Communities L.P.

As of December 31, 2006, we own 7,337,857 GMH Communities L.P. (“GMH”) limited partnership units, which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (NYSE: GCT) (“GCT”), and 2,517,247 GCT common shares. Our aggregate ownership interest in GMH is 13.5% at December 31, 2006.

GMH is a partnership through which GCT, a real estate investment trust, conducts its operations which are focused on the student and military housing segments. As of December 31, 2006, GMH owns 66 student housing properties aggregating 15.0 million square feet and manages an additional 18 properties that serve colleges and universities throughout the United States. In addition, GMH manages 9 military housing projects in the U.S. under long-term agreements with the U.S. Government.

GMH has $957,788,000 of debt outstanding at December 31, 2006, of which our pro-rata share is $129,302,000, none of which is recourse to us.

Industrial Properties

Our dry warehouse/industrial properties consist of seven buildings in New Jersey containing approximately 1.5 million square feet. The properties are encumbered by two cross-collateralized mortgage loans aggregating $47,179,000 as of December 31, 2006. Average lease terms range from three to five years. The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past five years.

As of December 31,	Occupancy Rate	Average Annual Rent Per Square Foot
2006	96.9%	$4.17
2005	100.0%	4.19
2004	88.0%	3.96
2003	88.0%	3.86
2002	100.0%	3.89

220 Central Park South, New York City

We own a 90% interest in 220 Central Park South. The property contains 122 rental apartments with an aggregate of 133,000 square feet and 5,700 square feet of commercial space. On November 7, 2006, we completed a $130,000,000 refinancing of the property. The loan has two tranches, the first tranche of $95,000,000 bears interest at LIBOR (capped at 5.50%) plus 2.35% (7.70% as of December 31, 2006) and the second tranche can be drawn up to $35,000,000 and bears interest at LIBOR (capped at 5.50%) plus 2.45% (7.80% as of December 31, 2006). As of December 31, 2006 approximately $27,990,000 has been drawn on the second tranche.

40 East 66th Street, New York City

40 East 66th Street, located at Madison Avenue and East 66th Street, contains 37 rental apartments with an aggregate of 85,000 square feet, and 10,000 square feet of retail space. The rental apartment operations are included in our Other segment and the retail operations are included in the Retail segment.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Stop & Shop

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to re-allocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision. On December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision. On January 16, 2007, we filed a motion for reconsideration of one aspect of the Appellate Court’s decision which has been submitted to the Appellate Court for consideration. We intend to pursue our claims against Stop & Shop vigorously.

H Street Building Corporation (“H Street”)

On July 22, 2005, two corporations owned 50% by H Street filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that we encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships. The complaint seeks an unspecified amount of damages and a rescission of our acquisition of H Street. On September 12, 2005, we filed a complaint against each of those corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages. In addition, on July 29, 2005, a tenant under ground leases for which one of these 50%-owned corporations is landlord brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the acquisition of H Street violated a provision giving them a right of first offer and seeks rescission of our acquisition, the right to acquire H Street for the price paid by us and/or damages. On July 14, 2006, we filed a counterclaim against the tenant asserting that the tenant and the other owner of the 50%-owned ground landlord deliberately excluded H Street from negotiating and executing a purported amendment to the agreement to lease when H Street’s consent and execution was required and, consequently, that the amended agreement and the related ground leases are invalid, the tenant is in default under the ground leases and the ground leases are void and without any effect. As of February 1, 2007, discovery is substantially complete and we are awaiting a trial date. We believe that the actions filed against us are without merit and that we will ultimately be successful in defending against them.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

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

Name	Age	Principal Occupation, Position and Office (Current and during past five years with Vornado unless otherwise stated)

Steven Roth	65

Chairman of the Board, Chief Executive Officer and Chairman of the Executive
Committee of the Board; the Managing General Partner of Interstate Properties, an
owner of shopping centers and an investor in securities and partnerships; Chief
Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and
Chairman since May 2004.

Michael D. Fascitelli	50

President and a Trustee since December 1996; President of Alexander’s Inc. since
August 2000 and Director since December 1996; Partner at Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to December 1996; and Vice
President at Goldman, Sachs & Co., prior to December 1992.

Michelle Felman	44

Executive Vice President—Acquisitions since September 2000; Independent Consultant to Vornado from October 1997 to September 2000; Managing Director—Global
Acquisitions and Business Development of GE Capital from 1991 to July 1997.

David R. Greenbaum	55	President of the New York City Office Division since April 1997 (date of our acquisition); President of Mendik Realty (the predecessor to the New York Office division) from 1990 until April 1997.

Christopher Kennedy	43

President of the Merchandise Mart Division since September 2000; Executive Vice
President of the Merchandise Mart Division from April 1998 to September 2000;
Executive Vice President of Merchandise Mart Properties, Inc. from 1994 to April 1998.

Joseph Macnow	61

Executive Vice President—Finance and Administration since January 1998 and Chief
Financial Officer since March 2001; Vice President and Chief Financial Officer of the
Company from 1985 to January 1998; Executive Vice President and Chief Financial
Officer of Alexander’s, Inc. since August 1995.

Sandeep Mathrani	44	Executive Vice President—Retail Real Estate since March 2002; Executive Vice President, Forest City Ratner from 1994 to February 2002.

Mitchell N. Schear	48	President of Charles E. Smith Commercial Realty (our Washington, DC Office division) since April 2003; President of the Kaempfer Company from 1998 to April 2003 (date acquired by us).

Wendy Silverstein	46	Executive Vice President—Capital Markets since April 1998; Senior Credit Officer of Citicorp Real Estate and Citibank, N.A. from 1986 to 1998.

Robert H. Smith	78

Chairman of Charles E. Smith Commercial Realty (our Washington, DC Office division) since January 2002 (date acquired by us); Co—Chief Executive Officer and Co—Chairman of the Board of Charles E. Smith Commercial Realty L.P. (the predecessor to Charles E. Smith Commercial Realty) prior to January 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Vornado’s common shares are traded on the New York Stock Exchange under the symbol “VNO.”

Quarterly closing price ranges of the common shares and dividends paid per share for the years ended December 31, 2006 and 2005 were as follows:

Quarter	Year Ended December 31, 2006				Year Ended December 31, 2005
	High	Low	Dividends		High	Low	Dividends

1st	$98.46	$85.62	$0.80		$76.00	$68.70	$0.81	(2)
2nd	97.87	88.84	0.80		81.25	69.43	0.76
3rd	110.83	98.35	0.80		88.64	81.48	0.76
4th	129.49	108.91	1.39	(1)	87.75	78.17	1.57	(3)

____________________________

(1)	Comprised of a regular quarterly dividend of $.85 per share and a special capital gain dividend of $.54 per share.
(2)	Comprised of a regular quarterly dividend of $.76 per share and a special capital gain dividend of $.05 per share.
(3)	Comprised of a regular quarterly dividend of $.80 per share and a special capital gain dividend of $.77 per share.

On February 1, 2007, there were 1,405 holders of record of our common shares.

Recent Sales of Unregistered Securities

During 2006, we issued 127,583 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units in private placements in earlier periods in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this annual report on Form 10-K and such information is incorporated herein by reference.

Recent Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2006, other than an aggregate of $201,885,000 for common shares redeemed under our Omnibus Share Plans to satisfy withholding tax liabilities resulting from employee and officer stock-based compensation arrangements.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index (excluding health care real estate investment trusts), a peer group index. The graph assumes that $100 was invested on December 31, 2001 in our common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	2001	2002	2003	2004	2005	2006
Vornado Realty Trust	100	96	152	222	253	381
S&P 500 Index	100	80	119	141	147	174
The NAREIT All Equity Index	100	104	142	187	210	284

ITEM 6.           SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
(in thousands, except share and per share amounts)
Operating Data:
Revenues:
Property rentals	$1,567,888	$1,386,013	$1,338,555	$1,251,145	$1,201,321
Temperature Controlled Logistics	779,110	846,881	87,428	—	—
Tenant expense reimbursements	261,471	207,168	189,237	176,822	153,005
Fee and other income	103,626	94,640	84,474	62,789	27,711

Total Revenues	2,712,095	2,534,702	1,699,694	1,490,756	1,382,037
Expenses:
Operating	1,366,430	1,298,948	676,025	577,204	513,787
Depreciation and amortization	397,403	332,175	241,766	212,575	197,043
General and administrative	221,356	182,809	145,040	121,758	99,896
Amortization of officer’s deferred compensation expense	—	—	—	—	27,500
Costs of acquisitions and development not consummated	—	—	1,475	—	6,874
Total Expenses	1,985,189	1,813,932	1,064,306	911,537	845,100
Operating Income	726,906	720,770	635,388	579,219	536,937
(Loss) income applicable to Alexander’s	(14,530)	59,022	8,580	15,574	29,653
Loss applicable to Toys ‘R’ Us	(47,520)	(40,496)	—	—	—
Income from partially owned entities	61,777	36,165	43,381	67,901	44,458
Interest and other investment income	262,188	167,220	203,998	25,399	31,675
Interest and debt expense	(477,775)	(339,952)	(242,142)	(228,858)	(232,446)
Net gain (loss) on disposition of wholly-owned and partially owned assets other than depreciable real estate	76,073	39,042	19,775	2,343	(17,471)
Minority interest of partially owned entities	20,173	(3,808)	(109)	(1,089)	(3,534)
Income from continuing operations	607,292	637,963	668,871	460,489	389,272
Income from discontinued operations	33,408	35,515	81,245	178,062	11,159
Cumulative effect of change in accounting principle	—	—	—	—	(30,129)
Income before allocation to minority limited partners’	640,700	673,478	750,116	638,551	370,302
Minority limited partners’ interest in the Operating Partnership	(58,712)	(66,755)	(88,091)	(105,132)	(64,899)
Perpetual preferred unit distributions of the Operating Partnership	(21,848)	(67,119)	(69,108)	(72,716)	(72,500)
Net income	560,140	539,604	592,917	460,703	232,903
Preferred share dividends	(57,511)	(46,501)	(21,920)	(20,815)	(23,167)

Net income applicable to common shares	$502,629	$493,103	$570,997	$439,888	$209,736

Income from continuing operations - basic	$3.30	$3.42	$3.91	$2.33	$2.15
Income from continuing operations - diluted	$3.13	$3.25	$3.74	$2.27	$2.08
Income per share--basic	$3.54	$3.69	$4.56	$3.92	$1.98
Income per share--diluted	$3.35	$3.50	$4.35	$3.80	$1.91
Cash dividends declared for common shares	$3.79	$3.90	$3.05	$2.91	$2.66

Balance Sheet Data:
Total assets	$17,954,281	$13,637,163	$11,580,517	$9,518,928	$9,018,179
Real estate, at cost	13,553,488	11,367,812	9,678,876	7,590,877	7,180,939
Accumulated depreciation	1,968,678	1,663,777	1,401,032	864,744	699,784
Debt	9,554,798	6,243,126	4,939,323	4,041,485	4,056,300
Shareholders’ equity	6,150,770	5,263,510	4,012,741	3,077,573	2,627,356

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004	2003	2002
Other Data:
Funds From Operations (“FFO”) (1):
Net income	$560,140	$539,604	$592,917	$460,703	$232,903
Depreciation and amortization of real property	337,730	276,921	228,298	208,624	195,808
Net gains on sale of real estate	(33,769)	(31,614)	(75,755)	(161,789)	—
Cumulative effect of change in accounting principle	—	—	—	—	30,129
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	105,629	42,052	49,440	54,762	51,881
Net gains on sale of real estate	(13,166)	(2,918)	(3,048)	(6,733)	(3,431)
Income tax effect of Toys “R” Us adjustments included above	(21,038)	(4,613)	—	—	—
Minority limited partner’s share of above adjustments	(39,809)	(31,990)	(27,991)	(20,080)	(50,498)
FFO	895,717	787,442	763,861	535,487	456,792
Preferred dividends	(57,511)	(46,501)	(21,920)	(20,815)	(23,167)
FFO applicable to common shares	838,206	740,941	741,941	514,672	433,625
Interest on exchangeable senior debentures	19,856	15,335	—	—	—
Series A convertible preferred dividends	631	943	1,068	3,570	6,150
Series B-1 and B-2 convertible preferred unit distributions	—	—	4,710	—	—
Series E-1 convertible preferred unit distributions	—	—	1,581	—	—
Series F-1 convertible preferred unit distributions	—	—	743	—	—
FFO applicable to common shares plus assumed conversions (1)	$858,693	$757,219	$750,043	$518,242	$439,775

________________________________

(1)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is used by management, investors and industry analysts as a supplemental measure of operating performance of equity REITs. FFO should be evaluated along with GAAP net income (the most directly comparable GAAP measure), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs. Management believes that FFO is helpful to investors as a supplemental performance measure because this measure excludes the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, this non-GAAP measure can facilitate comparisons of operating performance between periods and among other equity REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in our Statements of Cash Flows. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own and operate office, retail and showroom properties with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, DC and Northern Virginia area. In addition, we have a 47.6% interest in AmeriCold Realty Trust (“AmeriCold”), which owns and operates 91 cold storage warehouses nationwide and a 32.9% interest in Toys “R” Us, Inc. (“Toys”) which has a significant real estate component, as well as other real estate and related investments.

Our business objective is to maximize shareholder value. We measure our success in meeting this objective by the total return to our shareholders. Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending December 31, 2006:

	Total Return (1)
	Vornado	RMS
One-year	50.1%	35.9%
Three-years	149.1%	100.4%
Five-years	270.0%	184.0%
Ten-years	656.3%	282.2%

____________________________

(1)	Past performance is not necessarily indicative of how we will perform in the future.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•	Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is high likelihood of capital appreciation;
•	Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•	Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
•	Investing in fully-integrated operating companies that have a significant real estate component;
•	Developing and redeveloping our existing properties to increase returns and maximize value; and
•	Providing specialty financing to real estate related companies.

We compete with a large number of real estate property owners and developers. Principal factors of competition are rent charged, attractiveness of location and quality and breadth of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends. Economic growth has been fostered, in part, by low interest rates, Federal tax cuts, and increases in government spending. To the extent economic growth stalls, we may experience lower occupancy rates which may lead to lower initial rental rates, higher leasing costs and a corresponding decrease in net income, funds from operations and cash flow. Alternatively, if economic growth is sustained, we may experience higher occupancy rates leading to higher initial rents and higher interest rates causing an increase in our weighted average cost of capital and a corresponding effect on net income, funds from operations and cash flow. Our net income and funds from operations will also be affected by the seasonality of the Toys’ business and competition from discount and mass merchandisers.

Overview - continued

Year Ended December 31, 2006 Financial Results Summary

Net income applicable to common shares for the year ended December 31, 2006 was $502,629,000, or $3.35 per diluted share, versus $493,103,000, or $3.50 per diluted share, for the year ended December 31, 2005. Net income for the year ended December 31, 2006 includes a net loss of $47,520,000 on our investment in Toys “R” Us and $46,935,000 of net gains on sale of real estate. Net income for the year ended December 31, 2005 includes a $40,496,000 net loss from our investment in Toys for the period from July 21, 2005 (the date of the Toys acquisition) to October 29, 2005 and $34,532,000 of net gains on sales of real estate. Net income for the years ended December 31, 2006 and 2005 also include certain other items that affect comparability which are listed in the table on page 62. The aggregate of these items, net gains on sale of real estate and our share of Toys’ net earnings, net of minority interest, increased net income applicable to common shares for the years ended December 31, 2006 and 2005 by $122,998,000 and $91,844,000, or $0.79 and $0.63 per diluted share, respectively.

Funds from operations applicable to common shares plus assumed conversions (“FFO”) for the year ended December 31, 2006 was $858,693,000, or $5.51 per diluted share, compared to $757,219,000, or $5.21 per diluted share, for the prior year. FFO for the year ended December 31, 2006 includes our $10,289,000 share of Toys’ negative FFO for the period from October 30, 2005 to October 28, 2006. FFO for the year ended December 31, 2005 includes our $32,918,000 share of Toys’ negative FFO for the period from July 21, 2005 (the date of the Toys acquisition) to October 29, 2005. FFO for the year ended December 31, 2006 and 2005 also include certain other items that affect comparability which are listed in the table on page 62. The aggregate of these items and our share of Toys’ FFO, net of minority interest, increased FFO for the years ended December 31, 2006 and 2005 by $115,326,000, and $67,768,000, or $0.74 and $0.46 per diluted share, respectively.

Net income per diluted share and FFO per diluted share for the year ended December 31, 2006 were negatively impacted by an increase in weighted average common shares outstanding over the prior year of 9,399,000 and 10,592,000, respectively.

During the year ended December 31, 2006, we did not recognize income on certain assets with an aggregate carrying amount of approximately $700,000,000, because they were out of service for redevelopment. Assets under development include all or portions of the Bergen Mall, 2101 L Street, Crystal Mall Two, Crystal Plaza Two, 220 Central Park South, 40 East 66th Street, and investments in joint ventures including our Beverly Connection and Wasserman ventures.

The percentage increase (decrease) in the same-store EBITDA of our operating segments for the year ended December 31, 2006 over the previous year ended December 31, 2005 is summarized below.

Year Ended:	Office				Temperature
	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics
December 31, 2006 vs. December 31, 2005	6.1%	4.3%	6.8%	1.9%	(0.2%)

Calculations of same-store EBITDA, reconciliations of net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

Quarter Ended December 31, 2006 Financial Results Summary

Net income applicable to common shares for the quarter ended December 31, 2006 was $105,427,000, or $0.69 per diluted share, versus $105,750,000, or $0.71 per diluted share, for the quarter ended December 31, 2005. Net income for the quarters ended December 31, 2006 and 2005 include certain other items that affect comparability which are listed in the table on the following page. The aggregate of these items, net of minority interest, increased net income applicable to common shares for the quarters ended December 31, 2006 and 2005 by $51,115,000 and $33,662,000, or $0.32 and $0.22 per diluted share, respectively.

FFO for the quarter ended December 31, 2006 was $211,812,000, or $1.34 per diluted share, compared to $194,101,000, or $1.26 per diluted share, for the prior year’s quarter. FFO for the quarters ended December 31, 2006 and 2005 include certain other items that affect comparability which are listed in the table on the following page. The aggregate of these items, net of minority interest, increased FFO for the quarters ended December 31, 2006 and 2005 by $49,014,000 and $33,662,000, or $0.31 and $0.22 per diluted share, respectively.

Net income per diluted share and FFO per diluted share for the quarter ended December 31, 2006 were negatively impacted by an increase in weighted average common shares outstanding over the prior year’s quarter of 4,106,000 and 4,134,000, respectively.

The percentage increase (decrease) in the same-store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended December 31, 2006 over the quarter ended December 31, 2005 and the trailing quarter ended September 30, 2006 are summarized below.

Three Months Ended:	Office				Temperature
	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics
December 31, 2006 vs. December 31, 2005	7.0%	5.6%	8.1%	1.1%	(1.9%)
December 31, 2006 vs. September 30, 2006	5.5%	3.3%	3.5%	7.3%	11.1%

Overview - continued

(Amounts in thousands)	For the Year Ended December 31,		For the Three Months Ended December 31,
	2006	2005	2006	2005
Items that affect comparability (income)/expense:
Derivatives:
McDonalds common shares	$(138,815)	$(17,254)	$(78,234)	$(7,395)
Sears Holdings common shares	(18,611)	(41,482)	—	23,744
GMH warrants	16,370	(14,080)	—	(6,267)
Other	(12,153)	—	(9,386)	—
Alexander’s:
Stock appreciation rights	49,043	9,104	30,687	(6,324)
Net gain on sale of 731 Lexington Avenue condominiums	(4,580)	(30,895)	—	(2,761)
Newkirk:
Net gain recognized upon Lexington merger	(10,362)	—	(10,794)	—
Net gain on disposition of T-2 assets	—	(16,053)	—	(16,053)
Net losses on early extinguishment of debt and related write-off of deferred financing costs	—	9,455	—	1,463
Expense from payment of promoted obligation to partner	—	8,470	—	8,470
Impairment losses	—	6,602	—	—
Other:
Net gain on sale of Sears Canada common shares (2006) and income from Sears Canada special dividend (2005)	(55,438)	(22,885)	—	(22,885)
Prepayment penalties and write-off of unamortized financing costs upon refinancing	21,994	—	8,513	—
H Street litigation costs	9,592	2,134	2,998	2,134
Senior unsecured notes consent solicitation advisory fees	1,415	—	—	—
Write-off of perpetual preferred share and unit issuance costs upon their redemption	1,125	22,869	—	750
Net gain on disposition of preferred investment in 3700 Las Vegas Boulevard	—	(12,110)	—	(12,110)
Net gain on disposition of Prime Group common shares	—	(9,017)	—	—
Other, net	2,586	(3,642)	2,000	—
	(137,834)	(108,784)	(54,216)	(37,234)
Minority limited partners’ share of above adjustments	13,204	11,612	5,202	3,572
Total items that affect comparability	$(124,630)	$(97,172)	$(49,014)	$(33,662)

Overview - continued

2006/2007 Acquisitions and Investments

New York Office:

350 Park Avenue, New York City

On December 14, 2006, we acquired 350 Park Avenue for approximately $542,000,000 in cash. The building occupies the entire westerly block front on Park Avenue between 51st and 52nd Streets and contains 538,000 square feet. At closing, we completed a $430,000,000 five-year, interest-only financing secured by the property, which bears interest at 5.48%. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

100 West 33rd Street, New York City (the “Manhattan Mall”)

On January 11, 2007, we acquired the Manhattan Mall for approximately $689,000,000 in cash. This mixed-use property is located on the entire Sixth Avenue block-front between 32nd and 33rd Streets in Manhattan and contains approximately 1,000,000 square feet, including 812,000 square feet of office space and 164,000 square feet of retail space. Included as part of the transaction are 250,000 square feet of additional air rights. The property is adjacent to our 1,400,000 square foot Hotel Pennsylvania. At closing, we completed a $232,000,000 financing secured by the property, which bears interest at LIBOR plus 0.55% and matures in two years with three one-year extension options. The operations of the office component of the property will be included in the New York Office segment and the operations of the retail component will be included in the Retail segment. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Washington, DC Office:

BNA Complex, Washington, DC

On February 17, 2006, we entered into an agreement to sell our 277,000 square foot Crystal Mall Two office building, located in Crystal City, Virginia, to The Bureau of National Affairs, Inc. (“BNA”) for use as its corporate headquarters, subject to the build-out of tenant improvements to agreed-upon specifications. Simultaneously, we agreed to acquire a three building complex from BNA containing approximately 300,000 square feet, located in Washington D.C.’s West End between Georgetown and the Central Business District. We will receive sales proceeds of approximately $100,000,000 for Crystal Mall Two and recognize a net gain on sale of approximately $23,000,000. We will pay BNA $111,000,000 in cash for the three building complex. One of the buildings, containing 130,000 square feet, will remain an office building, while the other two buildings will be redeveloped into residential condominiums or apartment rentals. These transactions are expected to close in the second half of 2007.

1925 K Street, Washington, DC

On April 13, 2006, we acquired the 92.65% interest that we did not already own of 1925 K Street for $52,800,000, consisting of $34,600,000 in cash and $18,200,000 of existing mortgage debt. This property is located in the Central Business District of Washington, DC and contains 150,000 square feet of office space. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition. We plan to redevelop the property into a 250,000 square foot Class A office building at a cost of approximately $90,000,000.

Overview – continued

Retail:

San Francisco Bay Area Properties

On January 10, 2006, we acquired four properties for approximately $72,000,000 in cash. These properties are located in the San Francisco Bay area and contain a total of 189,000 square feet of retail and office space. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

Springfield Mall, Virginia

On January 31, 2006, we acquired an option to purchase the Springfield Mall for $35,600,000, of which we paid $14,000,000 in cash upon closing and $10,000,000 in installments during 2006. The remainder of $11,600,000 will be paid in installments over the next three years. The mall, located on 79 acres at the intersection of Interstate 95 and Franconia Road in Springfield, Virginia, contains 1.4 million square feet and is anchored by Macy’s, and J.C. Penney and Target who own their stores aggregating 389,000 square feet. We intend to redevelop, reposition and re-tenant the mall and have committed to spend $25,000,000 in capital expenditures over a six-year period from the closing of the option agreement. The option becomes exercisable upon the passing of one of the existing principals of the selling entity and may be deferred at our election through November 2012. Upon exercise of the option, we will pay $80,000,000 to acquire the mall, subject to the existing mortgage of $180,000,000, which will be amortized to $149,000,000 at maturity in 2013. Upon closing of the option on January 31, 2006, we acquired effective control of the mall, including management of the mall and right to the mall’s net cash flow. Accordingly, we consolidate the accounts of the mall into our consolidated financial statements pursuant to the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). We have a 2.5% minority partner in this transaction.

San Jose, California Ground-up Development

On March 29, 2006, a joint venture, in which we have a 45% equity interest and are a co-managing partner, acquired 55 acres of land in San Jose, California for approximately $59,600,000. The purchase price was funded with $20,643,000 of cash contributed by the partners, of which our share was $9,289,000, and $38,957,000 drawn on a $117,000,000 acquisition/construction loan. The remainder of the loan will be used to fund the development of 325,000 square feet of retail space and site work for Home Depot and Target who will construct their own stores. Upon completion of the development we have an option to acquire our partner’s 55% equity interest at a 7% unlevered yield.

1540 Broadway, New York City

On July 11, 2006, we acquired the retail, signage and parking components of 1540 Broadway for approximately $260,000,000 in cash. This property is located in Times Square between 45th and 46th Street and contains 154,000 square feet of retail space. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Toys “R” Us Stores

On September 14, 2006, we entered into an agreement to purchase up to 44 previously closed Toys “R” Us stores for up to $190,000,000. On October 16, 2006, we completed the first phase of the agreement by acquiring 37 stores for $171,000,000 in cash. These properties, of which 18 are owned in fee, 8 are ground leased and 11 are space leased, aggregate 1.5 million square feet and are primarily located in seven east coast states, Texas and California. Of these properties, 25 are leased or subleased to other retailers and 12 are currently vacant. All of these stores were part of the store closing program announced by Toys in January 2006. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition. Our $9,377,000 share of Toys’ net gain on this transaction was recorded as an adjustment to the basis of our investment in Toys and was not recorded as income.

We expect to purchase six of the remaining stores by the end of the second quarter of 2007, subject to landlords’ consent, where applicable, and customary closing conditions. The seventh store we had agreed to purchase was sold by Toys to a third party.

Overview – continued

Bruckner Plaza, Bronx, New York

On January 11, 2007, we acquired Bruckner Plaza, a 386,000 square foot shopping center, and an adjacent parcel which is ground leased to a third party containing 114,000 square feet, for approximately $165,000,000 in cash. The property is located on Bruckner Boulevard in the Bronx, New York. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Temperature Controlled Logistics:

Refrigerated Warehouses

On August 31, 2006, AmeriCold Realty Trust (“AmeriCold”) entered into a definitive agreement to acquire from ConAgra Foods, Inc. (“ConAgra Foods”) four refrigerated warehouse facilities and the lease on a fifth facility, with an option to purchase. These five warehouses contain a total of 1.7 million square feet and 48.9 million cubic feet. The aggregate purchase price is approximately $190,000,000, consisting of $152,000,000 in cash to ConAgra Foods and $38,000,000 representing the recording of a capital lease obligation for the fifth facility. During the fourth quarter of 2006, AmeriCold completed the acquisition of two of these facilities and assumed the leasehold on the fifth facility and the related capital lease obligation. In January 2007, AmeriCold completed the acquisition of the third facility. The acquisition of the fourth facility is expected to be completed during the first half of 2007. We consolidate these properties into our consolidated financial statements from the date of acquisition.

Other:

India Real Estate Investments

On December 12, 2006, we contributed $71,500,000 in cash for a 50% interest in a joint venture that owns 263 acres of land in a special economic zone in the national capital region of India. The venture plans to develop residential, office and retail buildings on the site in three phases over the next nine years. In 2005, we contributed $16,700,000 in cash for a 25% interest in a joint venture formed for the purpose of investing in, and developing, other real estate properties in India. These investments are accounted for under the equity method.

Filene’s Boston, Massachusetts

On January 26, 2007, a joint venture in which we have a 50% interest, acquired the Filene’s property located in the Downtown Crossing district of Boston, Massachusetts for approximately $100,000,000 in cash, of which our share was $50,000,000. This investment is accounted for under the equity method. The venture plans to redevelop the property to include over 1,200,000 square feet, consisting of office, retail, condominium apartments and a hotel. The project is subject to governmental approvals.

Other

In addition to the acquisitions and investments described above, during 2006 we completed $337,280,000 of other real estate acquisitions and investments in 18 separate transactions, comprised of $322,780,000 in cash and $14,500,000 of existing mortgage debt.

Overview – continued

Investment in McDonalds Corporation (“McDonalds”) (NYSE: MCD)

We own 858,000 common shares of McDonalds as of December 31, 2006 which we acquired in July 2005 for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on our consolidated balance sheet and are classified as “available for sale.” Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of our consolidated balance sheets and not recognized in income. At December 31, 2006, based on McDonalds’ closing stock price of $44.33 per share, $12,688,000 of appreciation in the value of these shares is included in “accumulated other comprehensive income” on our consolidated balance sheet.

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

In the three months ended March 31, 2006, we sold 2,119,500 of the option shares in the derivative position at a weighted average sales price of $35.49. In the three months ended June 30, 2006, we acquired an additional 1,250,000 option shares at a weighted average purchase price of $33.08. As of December 31, 2006, there are 13,696,000 option shares in the derivative position with an adjusted weighted average strike price of $32.70 per share or an aggregate of $447,822,000. For the year ended December 31, 2006, we recognized a net gain of $138,815,000, representing the mark-to-market of the shares in the derivative to $44.33 per share, net of the expense resulting from the LIBOR charges.

Our aggregate net gain from inception of this investment in 2005 through December 31, 2006 is $168,557,000.

Overview – continued

2006 Dispositions

Investment in Sears, Roebuck and Co. (“Sears”)

In August and September 2004, we acquired an economic interest in 7,916,900 Sears common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on Sears common shares. These call and put options had an initial weighted-average strike price of $39.82 per share, or an aggregate of $315,250,000. Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points and is credited for the dividends received on the shares. The options provide us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points. Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income.

On March 30, 2005, as a result of the merger between Sears and Kmart and pursuant to the terms of the contract, our derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings, Inc. (“Sears Holdings”) (NYSE: SHLD) valued at $323,936,000 based on the then closing share price of $130.00 and $146,663,000 of cash. As a result, we recognized a net gain of $58,443,000 based on the fair value of the derivative position on March 30, 2005. In 2005 we sold 402,660 of the option shares at a weighted average sales price of $124.44 per share. In the first quarter of 2006, we settled the entire derivative position by selling the remaining 2,089,159 option shares at a weighted average sales price of $125.43 which resulted in a net gain of $18,611,000, comprised of $20,673,000 from the remaining option shares sold, partially offset by $2,062,000 of expense resulting from the increase in strike price for the LIBOR charge.

Our aggregate net gain realized from inception of this investment in 2004 through settlement was $142,877,000.

Investment in Sears Canada, Inc. (“Sears Canada”)

On April 3, 2006, we tendered the 7,500,000 Sears Canada shares we owned to Sears Holdings at the increased tender price of Cdn. $18.00 per share (the equivalent at that time of US $15.68 per share), which resulted in a net gain of $55,438,000 representing the difference between the tender price, and our carrying amount of $8.29 per share. The net gain is reflected as a component of “net gain on disposition of wholly-owned and partially owned assets other than depreciable real estate” on our consolidated statement of income. Together with income recognized in the fourth quarter of 2005 that resulted from a Sears Canada special dividend, the aggregate net gain from inception in 2005 on our $143,737,000 investment was $78,323,000. If at any time on or before December 31, 2008 Sears Canada or any of its affiliates pays more than Cdn. $18.00 per share to acquire Sears Canada common shares from third parties, we will be entitled to receive the difference as additional consideration for the shares we sold.

424 Sixth Avenue

On March 13, 2006, we sold 424 Sixth Avenue, a 10,000 square foot retail property located in New York City, for $22,000,000, which resulted in a net gain of $9,218,000.

33 North Dearborn Street

On March 14, 2006, we sold 33 North Dearborn Street, a 336,000 square foot office building located in Chicago, Illinois, for $46,000,000, which resulted in a net gain of $4,835,000. All of the proceeds from the sale have been reinvested in tax-free “like-kind” exchange investments in accordance with Section 1031 of the Internal Revenue Code (“Section 1031”).

1919 South Eads Street

On June 22, 2006, we sold 1919 South Eads Street, a 96,000 square foot office building located in Arlington, Virginia for $38,400,000, which resulted in a net gain of $17,609,000. All of the proceeds from the sale have been reinvested in tax-free “like-kind” exchange investments in accordance with Section 1031.

Overview – continued

2006 Mezzanine Loan Activity

Equinox Loan

On February 10, 2006, we acquired a 50% interest in a $115,000,000 note issued by Related Equinox Holdings II, LLC (the “Note”), for $57,500,000 in cash. The Note is secured by a pledge of the stock of Related Equinox Holdings II. Related Equinox Holdings II owns Equinox Holdings Inc., which in turn owns all of the assets and obligations, including the fitness clubs, operated under the Equinox brand. The Note is junior to a $50,000,000 (undrawn) revolving loan and $280,000,000 of senior unsecured obligations. The Note is senior to $125,000,000 of cash equity contributed by third parties for their acquisition of the Equinox fitness club business. The Note matures on February 15, 2013 and bears interest at 14% through February 15, 2011, increasing by 3% per annum through maturity. The Note is prepayable at any time after February 15, 2009.

Mervyn’s Loans

On April 12, 2006, we acquired a 23.6% interest in two mezzanine loans totaling $138,136,000, for $32,560,000 in cash. The loans mature in January 2008 with two one-year extension options and bear interest at LIBOR plus 3.84% (9.16% at December 31, 2006).

LNR Loans

In 2005, we made a $135,000,000 loan to Riley HoldCo Corp., consisting of a $60,000,000 mezzanine loan and a $75,000,000 fixed rate unsecured loan. We received principal payments on the mezzanine loan of $5,557,000 and $13,901,000, on February 6, 2006 and June 2, 2006, respectively. On July 12, 2006, the remaining $40,542,000 balance of the mezzanine loan was repaid with a pre-payment premium of $972,000, which was recognized as “interest and other investment income” in the year ended December 31, 2006.

Tharaldson Lodging Companies Loan

On June 16, 2006, we acquired an 81.5% interest in a $95,968,000 mezzanine loan to Tharaldson Lodging Companies for $78,166,000 in cash. The loan is secured by a 107 hotel property portfolio with brands including Fairfield Inn, Residence Inn, Comfort Inn and Courtyard by Marriott. The loan is subordinate to $671,778,000 of debt and is senior to approximately $192,000,000 of other debt and equity. The loan matures in April 2008, with three one-year extensions, provides for a 0.75% placement fee and bears interest at LIBOR plus 4.3% (9.6% at December 31, 2006).

Drake Hotel Loan

On June 19, 2006, we acquired a 49% interest in a $37,789,000 mezzanine loan for $18,517,000 in cash. The loan matures in April 2007, with a six month extension option and bears interest at LIBOR plus 10% (15.3% at December 31, 2006).

280 Park Avenue Loan

On June 30, 2006, we made a $73,750,000 mezzanine loan secured by the equity interests in 280 Park Avenue, a 1.2 million square foot office building, located between 48th and 49th Streets in Manhattan. The loan bears interest at 10.25% and matures in June 2016. The loan is subordinate to $1.036 billion of other debt and is senior to approximately $260,000,000 of equity and interest reserves.

Sheffield Loan

On July 7, 2006, we were repaid the $108,000,000 outstanding balance of the Sheffield mezzanine loan, together with accrued interest of $1,165,000 and a prepayment premium of $2,288,000, which we recognized as “interest and other investment income” in the year ended December 31, 2006.

Fortress Loan

On August 2, 2006, we purchased bonds for $99,500,000 in cash, representing a 7% interest in two margin loans aggregating $1.430 billion. The loans were made to two separate funds managed by Fortress Investment Group LLC and are secured by $4.4 billion (as of December 31, 2006) of publicly traded equity securities. The loans mature in June 2007 with an automatic extension to December 2007 and bear interest at LIBOR plus 3.50% (8.8% at December 31, 2006).

Overview – continued

2006 Financings

On February 9, 2006, we completed a $353,000,000 refinancing of 770 Broadway. This interest-only loan bears interest at 5.65% and matures in March 2016. The net proceeds of $173,000,000, after repaying the existing floating rate loan and closing costs, were used for general corporate purposes.

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

On May 2, 2006, we sold 1,400,000 6.875% Series D-15 Cumulative Redeemable Preferred Units of the Operating Partnership at a price of $25.00 per unit. On August 17, 2006 we sold an additional 400,000 Series D-15 Units at a price of $25.00 per unit, for a combined total of 1,800,000 Series D-15 units and net proceeds of $43,875,000. The net proceeds received were used for general corporate purposes. We may redeem the Series D-15 Units at a price of $25.00 per unit after May 2, 2011.

On May 5, 2006, we repaid the existing debt on the Warner Building and completed an interest-only refinancing of $292,700,000. The loan bears interest at 6.26% and matures in May 2016. We realized net proceeds of $133,000,000, after repaying the existing loan, closing costs and a prepayment penalty of $9,818,000. As part of the purchase price accounting for the December 27, 2005 acquisition of the Warner Building, we accrued a liability for the unfavorable terms of the debt assumed in the acquisition. Accordingly, the prepayment penalty did not result in an expense on our consolidated statement of income.

On May 23, 2006, we completed a $115,000,000 refinancing of the Bowen Building. This interest-only loan bears interest at 6.14% and matures in June 2016. The net proceeds of $51,600,000, after repaying the existing floating rate loan and closing costs, were used for general corporate purposes.

On June 9, 2006, we completed a $120,000,000 refinancing of the Montehiedra Town Center. This interest-only loan bears interest at 6.04% and matures in June 2016. The net proceeds of $59,000,000, after defeasing the existing loan and closing costs, were used for general corporate purposes. As a result of the defeasance of the existing loan, we incurred a net loss on the early extinguishment of debt of approximately $2,498,000, which is included in “interest and debt expense” in the year ended December 31, 2006.

On June 28, 2006, we entered into a $1.0 billion unsecured revolving credit facility which replaced our previous $600,000,000 unsecured revolving credit facility that was due to mature in July 2006. The new facility has a four-year term, with a one-year extension option and bears interest at LIBOR plus 0.55% (5.87% as of December 31, 2006). The new facility contains financial covenants similar to the prior facility. As of December 31, 2006, we had a zero outstanding balance on this facility.

On June 9, 2006, AmeriCold completed a $400,000,000, one-year, interest-only financing, collateralized by 21 of its owned and six of its leased temperature-controlled warehouses. On September 8, 2006 an amendment was executed increasing the amount of the loan to $430,000,000. Of this loan, $243,000,000 was drawn on June 9, 2006 to repay the existing mortgage on the same facilities and the remaining $187,000,000 was drawn on September 27, 2006. The initial interest rate on the loan was LIBOR plus 0.60% and increased to LIBOR plus 1.25% when the remaining balance was drawn, subject to a 6.50% LIBOR cap. On December 12, 2006, AmeriCold completed a 5.45% fixed-rate, interest-only financing in an aggregate principal amount of $1.05 billion which matures in approximately equal tranches in seven, nine and ten years. The proceeds were used to repay $449,000,000 of fixed-rate mortgages with a rate of 6.89% and the $430,000,000 financing described above. The mortgages that were repaid were collateralized by 84 temperature-controlled warehouses which were released upon repayment. The new loan is collateralized by 50 of these warehouses. AmeriCold received net proceeds of $191,000,000, including the release of escrow reserves and after defeasance and closing costs. Vornado, Crescent and Yucaipa received distributions of $88,023,000, $58,682,000 and $38,295,000, respectively, from a portion of the net proceeds. Included in “interest and debt expense” for the year ended December 31, 2006 are $14,496,000 of defeasance costs and a $7,431,000 write-off of debt issuance costs associated with the old loans, of which our share, after minority interest is $10,433,000.

Overview – continued

On July 28, 2006, we called for redemption of the 8.25% Series D-9 Cumulative Redeemable Preferred Units. The Preferred Units were redeemed on September 21, 2006 at a redemption price equal to $25.00 per unit or an aggregate of $45,000,000 plus accrued distributions. In conjunction with the redemption, we expensed $1,125,000 of issuance costs in 2006.

On August 1, 2006, we repaid the $31,980,000 balance of the One and Two Skyline Place mortgages. On January 26, 2007, we completed a $678,000,000 financing of our Skyline Complex in Fairfax, Virginia, consisting of eight office buildings containing 2,560,000 square feet. This loan bears interest-only at 5.74% and matures in February 2017. We retained net proceeds of approximately $515,000,000 after repaying existing loans and closing costs, including $6,000,000 of defeasance costs, which will be recognized as “interest and debt expense” in the first quarter of 2007.

On August 11, 2006, we completed $195,000,000 of a $220,000,000 refinancing of the High Point Complex. The remaining $25,000,000 was completed on October 4, 2006. The loan bears interest at 6.34% and matures in August 2016. We received net proceeds of approximately $108,500,000 after defeasing the existing loans and closing costs, which were used for general corporate purposes. As a result of the defeasance of the existing loans, we incurred an $8,548,000 net loss on the early extinguishment of debt, which is included in “interest and debt expense” in the year ended December 31, 2006.

On November 7, 2006, we completed a $130,000,000 refinancing of our 220 Central Park South property. The loan has two tranches, the first tranche of $95,000,000 bears interest at LIBOR (capped at 5.50%) plus 2.35% (7.70% as of December 31, 2006) and the second tranche can be drawn up to $35,000,000 and bears interest at LIBOR (capped at 5.50%) plus 2.45% (7.80% as of December 31, 2006). As of December 31, 2006 approximately $27,990,000 has been drawn on the second tranche.

On November 20, 2006, we sold $1 billion aggregate principal amount of 3.625% convertible senior debentures due 2026, pursuant to an effective registration statement. The aggregate net proceeds from this offering, after underwriters’ discounts and expenses, were approximately $980,000,000. The debentures are convertible, under certain circumstances, for common shares of Vornado Realty Trust at an initial conversion rate of 6.5168 common shares per $1,000 of principal amount of debentures. The initial conversion price of $153.45 represents a premium of 30% over the November 14, 2006 closing price of $118.04 for our common shares. The debentures are redeemable at our option beginning in 2011 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures in 2011, 2016, and 2021 and in the event of a change in control. The net proceeds of the offering were contributed to the Operating Partnership in the form of an inter-company loan and the Operating Partnership guaranteed the payment of the debentures. The Operating Partnership used the net proceeds primarily for acquisitions and investments and for general corporate purposes.

On November 22, 2006, the Merchandise Mart Division completed a $550,000,000 interest-only, secured financing, which bears interest at a rate of 5.57% and matures in December 2016. The net proceeds of approximately $548,000,000 were used for general corporate purposes.

On December 11, 2006, we sold 8,100,000 common shares in an underwritten public offering pursuant to an effective registration statement at a price of $124.05 per share. We received net proceeds of approximately $1,004,500,000, after offering expenses and contributed the net proceeds to the Operating Partnership in exchange for 8,100,000 Class A units of the Operating Partnership.

Overview – continued

2006 Other Developments

GMH Communities L.P.

On July 20, 2004, we committed to make up to a $159,000,000 convertible preferred investment in GMH Communities L.P. (“GMH”), a partnership focused on the student and military housing sectors. Distributions accrued on the full committed balance of the investment, whether or not drawn, from July 20, 2004, at a rate of 16.27%. In connection with this commitment, we received a placement fee of $3,200,000. We also purchased for $1,000,000 warrants to acquire GMH common equity. The warrants entitled us to acquire (i) 6,666,667 limited partnership units in GMH at an exercise price of $7.50 per unit and (ii) 5,496,724 limited partnership units at an exercise price of $9.10 per unit, through May 2, 2006 and are adjusted for dividends declared by GMH Communities Trust (NYSE: GCT) (“GCT”). We funded a total of $113,777,000 of the commitment as of November 3, 2004.

On November 3, 2004, GCT closed its initial public offering (“IPO”) at a price of $12.00 per share. GCT is a real estate investment trust that conducts its business through GMH, of which it is the sole general partner. In connection with the IPO, (i) the $113,777,000 we previously funded under the $159,000,000 commitment was repaid, together with accrued distributions of $13,381,000, (ii) we contributed our 90% interest in Campus Club Gainesville, which we acquired in 2000, in exchange for an additional 671,190 GMH limited partnership units and (iii) we exercised our first tranche of warrants to acquire 6,666,667 limited partnership units at a price of $7.50 per unit, or an aggregate of $50,000,000, which resulted in a gain of $29,500,000.

On May 2, 2006, the date our remaining GMH warrants were to expire, we received 1,817,247 GCT common shares through an automatic cashless exercise. The amount of the shares received was equal to the excess of GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006 and the $8.22 exercise price, divided by GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006, then multiplied by 6,085,180 warrants. For the year ended December 31, 2006, we recognized a net loss of $16,370,000, the difference between the value of the GCT common shares received on May 2, 2006 and GCT’s closing share price of $15.51 on December 31, 2005. From inception of our investment in the warrants, including the first tranche of warrants exercised on November 3, 2004, the aggregate net gain recognized was $51,399,000.

The warrants were accounted for as derivative instruments that did not qualify for hedge accounting treatment. Accordingly, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period were recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income. In the years ended December 31, 2005 and 2004, we recognized income of $14,079,000 and $24,190,000, respectively, from the mark-to-market of these warrants which were valued using a trinomial option pricing model based on GCT’s closing stock price on the NYSE of $15.51 and $14.10 per share on December 31, 2005 and 2004, respectively.

As of December 31, 2006, we own 7,337,857 GMH limited partnership units (which are exchangeable on a one-for-one basis into common shares of GCT) and 2,517,247 common shares of GCT (1,817,247 shares were received upon exercise of our warrants discussed below), or 13.5% of the limited partnership interest of GMH.

We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005. Accordingly, we recognized a net loss of $1,013,000 during the year ended December 31, 2006 for our share of GMH’s results of operations from October 1, 2005 through September 30, 2006. Of this amount, $94,000 represents our share of GMH’s 2005 fourth quarter net loss, net of adjustments to restate its first three quarters of 2005.

Overview – continued

H Street Building Corporation (“H Street”).

On July 20, 2005, we acquired H Street for approximately $246,600,000, consisting of $194,500,000 in cash and $52,100,000 for our pro rata share of existing mortgage debt. H Street owns, directly or indirectly through stock ownership in corporations, a 50% interest in real estate assets located in Pentagon City, Virginia, including 34 acres of land leased to various residential and retail operators, a 1,670 unit apartment complex, 10 acres of land and two office buildings located in Washington, DC containing 577,000 square feet. We consolidate the accounts of H Street into our consolidated financial statements from the date of acquisition.

On July 22, 2005, two corporations owned 50% by H Street filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that we encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships. The complaint seeks an unspecified amount of damages and a rescission of our acquisition of H Street. On September 12, 2005, we filed a complaint against each of those corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages. In addition, on July 29, 2005, a tenant under ground leases for which one of these 50%-owned corporations is landlord brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the acquisition of H Street violated a provision giving them a right of first offer and seeks rescission of our acquisition, the right to acquire H Street for the price paid by us and/or damages. On July 14, 2006, we filed a counterclaim against the tenant asserting that the tenant and the other owner of the 50%-owned ground landlord deliberately excluded H Street from negotiating and executing a purported amendment to the agreement to lease when H Street’s consent and execution was required and, consequently, that the amended agreement and the related ground leases are invalid, the tenant is in default under the ground leases and the ground leases are void and without any effect. These legal actions are currently in the discovery stage. We believe that the actions filed against us are without merit and that we will ultimately be successful in defending against them.

Prior to June 30, 2006, the two 50% owned entities that are contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their earnings. During the second half of 2006, based on the financial information they provided to us, we recognized equity in net income of $11,074,000 from these entities, of which $3,890,000 represented our 50% share of their earnings for the period from July 20, 2005 (date of acquisition) to December 31, 2005.

The Lexington Master Limited Partnership, formerly The Newkirk Master Limited Partnership

We own approximately 8,149,592 limited partnership units (representing a 7.4% ownership interest) of Lexington Master Limited Partnership (“Lexington MLP”) as a result of the acquisition of Newkirk Realty Trust (“Newkirk”) by Lexington Corporate Properties Trust (“Lexington”) discussed below.

On December 31, 2006, Newkirk (NYSE: NKT) was acquired in a merger by Lexington (NYSE: LXP), a real estate investment trust. We owned 10,186,991 limited partnership units (representing a 15.8% ownership interest) of Newkirk MLP, which was also acquired by Lexington as a subsidiary, and was renamed Lexington MLP. The units in Newkirk MLP were converted on a 0.80 for 1 basis into limited partnership units of Lexington MLP, which are exchangeable on a one-for-one basis into common shares of Lexington. We account for our investment in Lexington MLP on the equity method.

The assets of Newkirk MLP consisted of 18.4 million square feet of real estate across 32 states. After completion of the merger, Lexington’s total portfolio is comprised of approximately 365 properties containing an aggregate of 58.6 million square feet, located in 44 states and The Netherlands.

In addition, effective as of the effective time of the merger, Newkirk terminated its advisory agreement with NKT Advisors, in which we had a 20.0% interest, for an aggregate payment of $12,500,000, of which our share was $2,300,000.

On December 31, 2006, we recognized a net gain of $10,362,000, as a result of the above transactions.

Overview – continued

Unsecured Notes Consent Solicitation

On May 9, 2006, we executed supplemental indentures with respect to our senior unsecured notes due 2007, 2009 and 2010 (collectively, the “Notes”), pursuant to our consent solicitation statement dated April 18, 2006, as amended. Holders of approximately 96.7% of the aggregate principal amount of the Notes consented to the solicitation. The supplemental indentures contain modifications of certain covenants and related defined terms governing the terms of the Notes to make them consistent with corresponding provisions of the covenants and defined terms included in the senior unsecured notes due 2011 issued on February 16, 2006. The supplemental indentures also include a new covenant that provides for an increase in the interest rate of the Notes upon certain decreases in the ratings assigned by rating agencies to the Notes. In connection with the consent solicitation we paid an aggregate fee of $2,241,000 to the consenting note holders, which will be amortized into expense over the remaining term of the Notes. In addition, we incurred advisory and professional fees aggregating $1,415,000, which were expensed in the second quarter of 2006.

Overview – continued

Leasing Activity

The following table summarizes, by business segment, the leasing statistics which we view as key performance indicators.

(Square feet and cubic feet in thousands)	Office				Merchandise Mart		Temperature
As of December 31, 2006:	New York	Washington, DC	Retail		Office	Showroom	Controlled Logistics
Square feet/ cubic feet	13,692	18,015	19,264		2,714	6,370	18,941	/497,800
Number of properties	25	91	158		9	9	91
Occupancy rate	97.5%	92.2%	92.7	%(2)	97.4%	93.6%	77.4%
Leasing Activity:
Year ended December 31, 2006:
Square feet	1,693	2,164	1,184		178	1,107
Initial rent (1)	$51.69	$31.90	$22.79		$24.24	$24.61
Weighted average lease terms (years)	9.5	6.5	11.9		8.1	5.2
Rent per square foot on relet space:
Square feet	1,378	1,438	449		178	1,107
Initial Rent (1)	$53.08	$31.45	$25.93		$24.24	$24.61
Prior escalated rent	$43.71	$30.71	$20.86		$25.54	$24.56
Percentage increase (decrease):
Cash basis	21.4%	2.4%	24.3%		(5.1%)	0.2%
Straight-line basis	30.0%	4.8%	33.3%		1.9%	10.0%
Rent per square foot on space previously vacant:
Square feet	315	726	735		—	—
Initial rent (1)	$45.61	$32.79	$20.86		$—	$—

Tenant improvements and leasing commissions:
Per square foot	$39.08	$16.54	$7.64		$35.57	$6.80
Per square foot per annum	$4.10	$2.54	$0.64		$4.39	$1.31

Quarter ended December 31, 2006:
Square feet	244	411	92		72	182
Initial rent (1)	$59.13	$33.29	$26.59		$30.91	$23.31
Weighted average lease terms (years)	8.9	5.7	7.3		6.9	4.5
Rent per square foot on relet space:
Square feet	214	292	56		72	182
Initial Rent (1)	$60.35	$32.65	$27.90		$30.91	$23.31
Prior escalated rent	$46.35	$31.53	$23.58		$31.52	$23.62
Percentage increase (decrease):
Cash basis	30.2%	3.6%	18.3%		(1.9%)	(1.3%)
Straight-line basis	42.6%	9.1%	28.8%		(1.8%)	5.8%
Rent per square foot on space previously vacant:
Square feet	30	119	36		—	—
Initial rent (1)	$50.43	$34.86	$24.52		$—	$—

Tenant improvements and leasing commissions:
Per square foot	$40.71	$20.43	$3.46		$33.38	$5.94
Per square foot per annum	$4.57	$3.58	$0.47		$4.84	$1.32

In addition to the above, the New York City Office division leased the following retail space during the year ended December 31, 2006:

Square feet/ cubic feet	37
Initial rent	$113.31
Percentage increase over prior escalated rent for relet space	152%

____________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2)	Excluding the 37 stores acquired from Toys “R” Us on October 16, 2006, the Retail occupancy rate would be 94.9% as of December 31, 2006.

Overview – continued

(Square feet and cubic feet in thousands)	Office			Merchandise Mart		Temperature
As of December 31, 2005:	New York	Washington, DC	Retail	Office	Showroom	Controlled Logistics
Square feet/ cubic feet	12,972	17,727	16,169	3,100	6,290	17,311/	437,200
Number of properties	20	91	111	10	10		85
Occupancy rate	96.0%	91.2%	95.6%	97.0%	94.7%		81.7%
Leasing Activity:
Year ended December 31, 2005:
Square feet	1,270	2,659	864	273	1,150		—
Initial rent (1)	$45.75	$30.18	$16.30	$24.17	$27.58		—
Weighted average lease terms (years)	7.9	5.6	9.2	8.1	5.4		—
Rent per square foot on relet space:
Square feet	947	1,639	463	199	1,150		—
Initial Rent (1)	$44.26	$30.07	$19.42	$24.78	$27.58		—
Prior escalated rent	$42.42	$30.53	$16.86	$29.28	$26.72		—
Percentage increase (decrease):
Cash basis	4.3%	(1.5%)	15.2%	(15.4%)	3.2%		—
Straight-line basis	8.2%	4.1%	20.0%	(0.8%)	13.1%		—
Rent per square foot on space previously vacant:
Square feet	323	1,020	401	74	—		—
Initial rent (1)	$50.12	$30.34	$12.69	$22.53	$—		—

Tenant improvements and leasing commissions:
Per square foot	$30.98	$9.17	$8.04	$50.41	$8.30		—
Per square foot per annum	$4.01	$1.64	$0.88	$6.19	$1.53		—

_______________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Space previously occupied by the U.S. Patent and Trade Office (“PTO”)

During 2004 and 2005, the PTO vacated 1,939,000 square feet of space at our Crystal City properties. Of this space, Crystal Plaza Two, Three and Four, aggregating 712,000 square feet was taken out of service for redevelopment. During 2006, the redevelopment of Crystal Plaza Three and Four, aggregating 531,000 square feet, was substantially completed, placed into service and re-leased. As of December 31, 2006, we have re-leased a total of 1,247,000 square feet of the former PTO space and 181,000 square feet, representing Crystal Plaza Two, remains out of service for conversion to a 19-story residential tower.

Critical Accounting Policies

In preparing the consolidated financial statements we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that we believe are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. As of December 31, 2006 and 2005, the carrying amounts of real estate, net of accumulated depreciation, were $11.6 billion and $9.7 billion, respectively. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles such as acquired above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141: Business Combinations and SFAS No. 142: Goodwill and Other Intangible Assets, and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions. Our properties, including any related intangible assets, are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. If we incorrectly estimate the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different. The impact of our estimates in connection with acquisitions and future impairment analysis could be material to our consolidated financial statements.

Identified Intangible Assets

Upon an acquisition of a business we record intangible assets acquired at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset, including the related real estate when appropriate, is not recoverable and the carrying amount exceeds the estimated fair value.

As of December 31, 2006 and 2005, the carrying amounts of identified intangible assets were $304,252,000 and $192,375,000, respectively. Such amounts are included in “other assets” on our consolidated balance sheets. In addition, we had $307,809,000 and $150,892,000, of identified intangible liabilities as of December 31, 2006 and 2005, which are included in “deferred credit” on our consolidated balance sheets. If these assets are deemed to be impaired, or the estimated useful lives of finite-life intangibles assets or liabilities change, the impact to our consolidated financial statements could be material.

Notes and Mortgage Loans Receivable

We record mortgages and notes receivable at the stated principal amount net of any discount or premium. As of December 31, 2006 and 2005, the carrying amounts of Notes and Mortgage Loans Receivable were $561,164,000 and $363,565,000, respectively. We accrete or amortize any discounts or premiums over the life of the related receivable utilizing the effective interest method, or straight-line method if the result is not materially different. We evaluate the collectibility of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. The impact of our estimates in connection with the collectibility of both interest and principal of our loans could be material to our consolidated financial statements.

Partially Owned Entities

As of December 31, 2006 and 2005, the carrying amounts of investments and advances to partially owned entities, including Alexander’s and Toys “R” Us, were $1.45 billion and $1.37 billion, respectively. In determining whether we have a controlling interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. We account for investments on the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

Our investments in partially owned entities are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. The ultimate realization of our investments in partially owned entities is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.

Allowance For Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts ($17,727,000 and $16,907,000 as of December 31, 2006 and 2005) for estimated losses resulting from the inability of tenants to make required payments under their lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents ($2,334,000 and $6,051,000 as of December 31, 2006 and 2005). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

Revenue Recognition

We have the following revenue sources and revenue recognition policies:

•

Base Rent — income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.

•

Percentage Rent — income arising from retail tenant leases that is contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with Staff Accounting Bulletin No. 104: Revenue Recognition, which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved).

•

Hotel Revenue — income arising from the operation of the Hotel Pennsylvania which consists of rooms revenue, food and beverage revenue, and banquet revenue. Income is recognized when rooms are occupied. Food and beverage and banquet revenue are recognized when the services have been rendered.

•	Trade Shows Revenue — income arising from the operation of trade shows, including rentals of booths. This revenue is recognized when the trade shows have occurred.

•

Expense Reimbursements — revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

•

Temperature Controlled Logistics revenue – income arising from our investment in AmeriCold. Storage and handling revenue are recognized as services are provided. Transportation fees are recognized upon delivery to customers.

•

Management, Leasing and Other Fees – income arising from contractual agreements with third parties or with partially owned entities. This revenue is recognized as the related services are performed under the respective agreements.

Before we recognize revenue, we assess, among other things, its collectibility. If our assessment of the collectibility of our revenue changes, the impact on our consolidated financial statements could be material.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We distribute to our shareholders 100% of our taxable income. Therefore, no provision for Federal income taxes is required. If we fail to distribute the required amount of income to our shareholders, or fail to meet other REIT requirements, we may fail to qualify as a REIT and substantial adverse tax consequences may result.

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

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments – An Amendment of SFAS No. 133 and No. 140 (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on our consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140 (“SFAS No. 156”). SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosures of income tax matters. The adoption of this standard on January 1, 2007 did not have a material effect on our consolidated financial statements.

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

Recently Issued Accounting Literature - continued

In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006 did not have a material effect on our consolidated financial statements. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for the first fiscal period ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The adoption of SAB 108 on December 31, 2006 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

Net income and EBITDA by Segment for the years ended December 31, 2006, 2005 and 2004.

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

(Amounts in thousands)	For the Year Ended December 31, 2006
		Office				Temperature
	Total	New York (2)	Washington, DC	Retail(2)	Merchandise Mart(2)	Controlled Logistics(3)	Toys	Other (4)
Property rentals	$1,481,419	$487,421	$405,611	$264,727	$236,945	$—	$—	$86,715
Straight-line rents:
Contractual rent increases	31,552	4,431	13,341	7,908	6,038	—	—	(166)
Amortization of free rent	31,103	7,245	16,181	5,080	2,597	—	—	—
Amortization of acquired below- market leases, net	23,814	976	4,502	15,513	43	—	—	2,780
Total rentals	1,567,888	500,073	439,635	293,228	245,623	—	—	89,329
Temperature Controlled Logistics	779,110	—	—	—	—	779,110	—	—
Tenant expense reimbursements	261,471	102,488	34,002	101,737	19,125	—	—	4,119
Fee and other income:
Tenant cleaning fees	33,779	42,317	—	—	—	—	—	(8,538)
Management and leasing fees	10,256	1,111	7,643	1,463	39	—	—	—
Lease termination fees	29,362	25,188	2,798	371	1,005	—	—	—
Other	30,229	12,307	10,167	1,588	6,082	—	—	85
Total revenues	2,712,095	683,484	494,245	398,387	271,874	779,110	—	84,995
Operating expenses	1,366,430	301,583	154,890	130,520	109,020	620,833	—	49,584
Depreciation and amortization	397,403	98,474	109,544	50,806	44,492	73,025	—	21,062
General and administrative	221,356	16,942	34,876	21,683	26,074	40,885	—	80,896
Total expenses	1,985,189	416,999	299,310	203,009	179,586	734,743	—	151,542
Operating income (loss)	726,906	266,485	194,935	195,378	92,288	44,367	—	(66,547)
(Loss) income applicable to Alexander’s	(14,530)	772	—	716	—	—	—	(16,018)
Loss applicable to Toys “R” Us	(47,520)	—	—	—	—	—	(47,520)	—
Income from partially owned entities	61,777	3,844	13,302	5,950	1,076	1,422	—	36,183
Interest and other investment income	262,188	913	1,794	812	275	6,785	—	251,609
Interest and debt expense	(477,775)	(84,134)	(99,286)	(79,202)	(28,672)	(81,890)	—	(104,591)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	76,073	—	—	—	—	—	—	76,073
Minority interest of partially owned entities	20,173	—	—	84	5	18,810	—	1,274
Income (loss) from continuing operations	607,292	187,880	110,745	123,738	64,972	(10,506)	(47,520)	177,983
Income from discontinued operations, net	33,408	—	16,401	9,206	5,682	2,107	—	12
Income (loss) before allocation to minority limited partners	640,700	187,880	127,146	132,944	70,654	(8,399)	(47,520)	177,995
Minority limited partners’ interest in the Operating Partnership	(58,712)	—	—	—	—	—	—	(58,712)
Perpetual preferred unit distributions of the Operating Partnership	(21,848)	—	—	—	—	—	—	(21,848)
Net income (loss)	560,140	187,880	127,146	132,944	70,654	(8,399)	(47,520)	97,435
Interest and debt expense (1)	692,496	86,861	107,477	89,748	29,551	38,963	196,259	143,637
Depreciation and amortization(1)	542,515	101,976	123,314	56,168	45,077	34,854	137,176	43,950
Income tax (benefit) expense (1)	(11,848)	—	8,842	—	(441)	873	(22,628)	1,506
EBITDA	$1,783,303	$376,717	$366,779	$278,860	$144,841	$66,291	$263,287	$286,528
Percentage of EBITDA by segment	100.0%	21.1%	20.6%	15.6%	8.1%	3.7%	14.8%	16.1%

EBITDA above includes certain items that affect comparability, including (i) $153,209 of income from derivative instruments, (ii) $76,082 of net gains on sale of marketable securities, (iii) $46,935 of net gains on sale of real estate and (iv) $47,404 of expense, primarily from our share of Alexander’s stock appreciation rights compensation expense. Excluding these items, the percentages of EBITDA by segment are 23.9% for New York Office, 22.7% of Washington, DC Office, 17.1% for Retail, 8.8% for Merchandise Mart, 4.1% for Temperature Controlled Logistics, 16.6% for Toys and 6.8% for Other.

________________________

See Notes on page 84.

(Amounts in thousands)	For the Year Ended December 31, 2005
		Office				Temperature
	Total	New York(2)	Washington, DC	Retail(2)	Merchandise Mart(2)	Controlled Logistics(3)	Toys	Other (4)
Property rentals	$1,322,099	$460,062	$375,132	$199,519	$215,283	$—	$—	$72,103
Straight-line rents:
Contractual rent increases	22,805	6,163	7,162	5,981	3,439	—	—	60
Amortization of free rent	27,136	11,280	5,306	4,030	6,520	—	—	—
Amortization of acquired below- market leases, net	13,973	—	7,564	5,596	—	—	—	813
Total rentals	1,386,013	477,505	395,164	215,126	225,242	—	—	72,976
Temperature Controlled Logistics	846,881	—	—	—	—	846,881	—	—
Tenant expense reimbursements	207,168	97,987	17,895	73,284	15,268	—	—	2,734
Fee and other income:
Tenant cleaning fees	30,350	30,350	—	—	—	—	—	—
Management and leasing fees	15,433	893	13,539	941	60	—	—	—
Lease termination fees	30,117	10,392	354	2,399	16,972	—	—	—
Other	18,740	8,729	4,961	271	4,778	—	—	1
Total revenues	2,534,702	625,856	431,913	292,021	262,320	846,881	—	75,711
Operating expenses	1,298,948	278,234	125,032	88,690	95,931	662,703	—	48,358
Depreciation and amortization	332,175	87,118	83,553	32,965	39,456	73,776	—	15,307
General and administrative	182,809	14,315	25,715	15,800	24,636	40,925	—	61,418
Total expenses	1,813,932	379,667	234,300	137,455	160,023	777,404	—	125,083
Operating income (loss)	720,770	246,189	197,613	154,566	102,297	69,477	—	(49,372)
Income applicable to Alexander’s	59,022	694	—	695	—	—	—	57,633
Loss applicable to Toys “R” Us	(40,496)	—	—	—	—	—	(40,496)	—
Income from partially owned entities	36,165	2,563	1,076	9,094	588	1,248	—	21,596
Interest and other investment income	167,220	713	1,106	583	187	2,273	—	162,358
Interest and debt expense	(339,952)	(58,829)	(81,664)	(60,018)	(10,769)	(56,272)	—	(72,400)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	39,042	606	84	896	—	—	—	37,456
Minority interest of partially owned entities	(3,808)	—	—	—	120	(4,221)	—	293
Income (loss) from continuing operations	637,963	191,936	118,215	105,816	92,423	12,505	(40,496)	157,564
Income from discontinued operations, net	35,515	—	74	656	2,182	—	—	32,603
Income (loss) before allocation to minority limited partners	673,478	191,936	118,289	106,472	94,605	12,505	(40,496)	190,167
Minority limited partners’ interest in the Operating Partnership	(66,755)	—	—	—	—	—	—	(66,755)
Perpetual preferred unit distributions of the Operating Partnership	(67,119)	—	—	—	—	—	—	(67,119)
Net income (loss)	539,604	191,936	118,289	106,472	94,605	12,505	(40,496)	56,293
Interest and debt expense (1)	415,826	60,821	84,913	68,274	11,592	26,775	46,789	116,662
Depreciation and amortization(1)	367,260	88,844	86,376	37,954	41,757	35,211	33,939	43,179
Income tax (benefit) expense (1)	(21,062)	—	1,199	—	1,138	1,275	(25,372)	698
EBITDA	$1,301,628	$341,601	$290,777	$212,700	$149,092	$75,766	$14,860	$216,832
Percentage of EBITDA by segment	100%	26.2%	22.4%	16.3%	11.5%	5.8%	1.1%	16.7%

Included in EBITDA are net gains on sale of real estate of $31,614, income from the mark-to-market and conversion of derivative instruments of $72,816 and certain other gains and losses that affect comparability. Excluding these items, the percentages of EBITDA by segment are 29.7% for New York Office, 25.3% for Washington, DC Office, 18.1% for Retail, 12.7% for Merchandise Mart, 6.6% for Temperature Controlled Logistics, 1.3% for Toys and 6.3% for Other.

___________________

See Notes on page 84.

(Amounts in thousands)	For the Year Ended December 31, 2004
		Office				Temperature
	Total	New York(2)	Washington, DC	Retail(2)	Merchandise Mart(2)	Controlled Logistics(3)	Other (4)
Property rentals	$1,262,448	$435,835	$389,692	$163,176	$210,934	$—	$62,811
Straight-line rents:
Contractual rent increases	35,063	15,258	11,421	5,007	3,212	—	165
Amortization of free rent	26,059	9,665	(168)	11,290	5,278	—	(6)
Amortization of acquired below- market leases, net	14,985	—	10,112	4,873	—	—	—
Total rentals	1,338,555	460,758	411,057	184,346	219,424	—	62,970
Temperature Controlled Logistics	87,428	—	—	—	—	87,428	—
Tenant expense reimbursements	189,237	88,408	16,022	64,363	17,159	—	3,285
Fee and other income:
Tenant cleaning fees	31,293	31,293	—	—	—	—	—
Management and leasing fees	16,754	1,039	14,462	1,084	155	—	14
Lease termination fees	16,989	10,110	2,586	709	3,584	—	—
Other	19,438	10,392	2,998	908	5,076	—	64
Total revenues	1,699,694	602,000	447,125	251,410	245,398	87,428	66,333
Operating expenses	676,025	264,714	125,616	78,017	94,499	67,989	45,190
Depreciation and amortization	241,766	81,994	77,346	26,622	34,623	7,968	13,213
General and administrative	145,040	13,602	24,746	13,145	22,449	4,264	66,834
Cost of acquisitions not consummated	1,475	—	—	—	—	—	1,475
Total expenses	1,064,306	360,310	227,708	117,784	151,571	80,221	126,712
Operating income (loss)	635,388	241,690	219,417	133,626	93,827	7,207	(60,379)
Income applicable to Alexander’s	8,580	433	—	668	—	—	7,479
Income (loss) from partially owned entities	43,381	2,502	226	(1,678)	545	5,641	36,145
Interest and other investment income	203,998	569	428	397	105	220	202,279
Interest and debt expense	(242,142)	(38,335)	(90,568)	(58,625)	(11,255)	(6,379)	(36,980)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	19,775	—	369	—	—	—	19,406
Minority interest of partially owned entities	(109)	—	—	—	—	(158)	49
Income from continuing operations	668,871	206,859	129,872	74,388	83,222	6,531	167,999
Income from discontinued operations, net	81,245	—	1,175	10,999	2,112	—	66,959
Income before allocation to minority limited partners	750,116	206,859	131,047	85,387	85,334	6,531	234,958
Minority limited partners’ interest in the Operating Partnership	(88,091)	—	—	—	—	—	(88,091)
Perpetual preferred unit distributions of the Operating Partnership	(69,108)	—	—	—	—	—	(69,108)
Net income	592,917	206,859	131,047	85,387	85,334	6,531	77,759
Interest and debt expense (1)	313,289	40,338	93,264	61,820	12,166	30,337	75,364
Depreciation and amortization(1)	296,980	83,492	79,483	30,619	36,578	34,567	32,241
Income tax expense (1)	1,664	—	406	—	852	79	327
EBITDA	$1,204,850	$330,689	$304,200	$177,826	$134,930	$71,514	$185,691
Percentage of EBITDA by segment	100%	27.4%	25.3%	14.8%	11.2%	5.9%	15.4%

Included in EBITDA are (i) net gains on sale of real estate of $75,755, of which and $9,850 and $65,905 are in the Retail and Other segments, respectively, and (ii) net gains from the mark-to-market and conversion of derivative instruments of $135,372 and certain other gains and losses that affect comparability which are in the Other segment. Excluding these items, the percentages of EBITDA by segment are 33.5% for New York Office, 30.6% for Washington, DC Office, 17.3% for Retail, 13.3% for Merchandise Mart, 7.2% for Temperature Controlled Logistics and (1.9%) for Other.

_________________________

See Notes on the following page.

Notes to the preceding tabular information:

(1)

Interest and debt expense, depreciation and amortization and income tax (benefit) expense included in the reconciliation of net income to EBITDA includes our share of these items from our partially owned entities.

(2)

At December 31, 2004, 7 West 34th Street, a 440,000 square foot New York office building, was 100% occupied by four tenants, of which Health Insurance Plan of New York (“HIP”) and Fairchild Publications occupied 255,000 and 146,000 square feet, respectively. Effective January 4, 2005, we entered into a lease termination agreement with HIP under which HIP made an initial payment of $13,362 and is anticipated to make annual payments ranging from $1,000 to $2,000 over the remaining six years of the HIP lease contingent upon the level of operating expenses of the building in each year. In connection with the termination of the HIP lease, we expensed the $2,462 balance of the HIP receivable arising from the straight-lining of rent. In the first quarter of 2005, we began redevelopment of a portion of this property into a permanent showroom building for the giftware industry. As of January 1, 2005, we transferred the operations and financial results related to the office component of this asset from the New York Office division to the Merchandise Mart division for both the current and prior periods presented. The operations and financial results related to the retail component of this asset were transferred to the Retail division for both current and prior periods presented.

(3)

Operating results for the years ended December 31, 2006, 2005 and 2004 reflect the consolidation of our investment in AmeriCold beginning on November 18, 2004. Previously, this investment was accounted for on the equity method.

(4)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Year Ended December 31,
	2006	2005	2004
Alexander’s	$14,130	$84,874	$25,909
Newkirk Master Limited Partnership	51,737	55,126	70,517
Hotel Pennsylvania	27,495	22,522	15,643
GMH Communities L.P. in 2006 and 2005 and Student Housing in 2004	10,737	7,955	1,440
Industrial warehouses	5,582	5,666	5,309
Other investments	13,253	5,319	—
	122,934	181,462	118,818
Minority limited partners’ interest in the Operating Partnership	(58,712)	(66,755)	(88,091)
Perpetual preferred unit distributions of the Operating Partnership	(21,848)	(67,119)	(69,108)
Corporate general and administrative expenses	(76,071)	(57,221)	(62,854)
Investment income and other	320,225	194,851	221,021
Net gains on sale of 400 North LaSalle (2005) and Palisades (2004)	—	31,614	65,905
	$286,528	$216,832	$185,691

Results Of Operations - Years Ended December 31, 2006 and December 31, 2005

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $2,712,095,000 for the year ended December 31, 2006, compared to $2,534,702,000 in the prior year, an increase of $177,393,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office							Temperature
Property rentals:	Total	New York		Washington, DC		Retail	Merchandise Mart		Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
Warner Building	$22,219	$—		$22,219		$—	$—		$—		$—
Springfield Mall	16,296	—		—		16,296	—		—		—
Broadway Mall	15,539	—		—		15,539	—		—		—
Boston Design Center	10,411	—		—		—	10,411		—		—
Bowen Building	3,575	—		3,575		—	—		—		—
San Francisco properties	5,607	—		—		5,607	—		—		—
40 East 66th Street	3,901	—		—		2,242	—		—		1,659
Former Toys “R” Us stores	3,402	—		—		3,402	—		—		—
1540 Broadway	3,007	526		—		2,481	—		—		—
Other	29,083	3,488		5,309		10,811	4,182	(1)	—		5,293
Development/Redevelopment:
Crystal Plaza 3 and 4 – placed into service	8,353	—		8,353		—	—		—		—
2101 L Street – taken out of service	(5,717)	—		(5,717)		—	—		—		—
Bergen Town Ctr – partially taken out of service	(577)	—		—		(577)	—		—		—
Amortization of acquired below market leases, net	9,841	976		(3,062)		9,917	43		—		1,967
Operations:
Hotel Pennsylvania	8,037	—		—		—	—		—		8,037	(2)
Trade shows	1,406	—		—		—	1,406		—		—
Leasing activity (see page 74)	47,492	17,578		13,794		12,384	4,339		—		(603)
Total increase in property rentals	181,875	22,568		44,471		78,102	20,381		—		16,353

Temperature Controlled Logistics:
Decrease due to operations	(67,771)	—		—		—	—		(67,771	) (3)	—
Tenant expense reimbursements:
Increase due to:
Acquisitions/development	38,260	298		13,052		21,635	3,275		—		—
Operations	16,043	4,203		3,055		6,818	582		—		1,385
Total increase in tenant expense reimbursements	54,303	4,501		16,107		28,453	3,857		—		1,385
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(755)	14,796	(4)	2,444		(2,028)	(15,967	)(5)	—		—
Management and leasing fees	(5,177)	218		(5,896	) (6)	522	(21)		—		—
BMS Cleaning fees	3,429	11,967	(7)	—		—	—		—		(8,538	) (7)
Other	11,489	3,578		5,206		1,317	1,304		—		84
Total increase (decrease) in fee and other income	8,986	30,559		1,754		(189)	(14,684)		—		(8,454)
Total increase (decrease) in revenues	$177,393	$57,628		$62,332		$106,366	$9,554		$(67,771)		$9,284

____________________________

See notes on following page.

Notes to preceding tabular information:

(1)	From our acquisition of trade show operations in Canada in November 2006.

(2)	Average occupancy and revenue per available room (“REVPAR”) were 82.1% and $109.53 for the year ended December 31, 2006, as compared to 83.7% and $96.85 in the prior year.

(3)

Primarily from $76,300 of transportation management services revenue in the prior year from a government agency for transportation services in the aftermath of hurricane Katrina, partially offset by a $10,300 increase in other transportation revenue. See page 88 note (4) for a discussion of AmeriCold’s gross margin.

(4)	Primarily from the acceleration of lease termination fees from MONY Life Insurance Company upon the termination of their 289,000 square foot lease at 1740 Broadway.

(5)	Primarily from lease termination income of $13,362 received from HIP at 7 West 34th Street in January 2005.

(6)

Reflects an increase in rentals and a reduction in leasing and management fees as a result of acquiring the Warner and Bowen buildings, which were previously partially owned and presented as managed for third parties.

(7)

Includes cleaning fees charged by BMS, a wholly-owned subsidiary of the New York Office division, to certain wholly-owned properties included in the Washington, DC Office, Retail and Merchandise Mart divisions. The elimination of these inter-company fees is shown in the Other segment.

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $1,985,189,000 for the year ended December 31, 2006, compared to $1,813,932,000 in the prior year, an increase of 171,257,000.

Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office					Temperature
Operating:	Total	New York	Washington DC	Retail	Merchandise Mart		Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
Broadway Mall	$13,841	$—	$—	$13,841	$—		$—		$—
Warner Building	11,931	—	11,931	—	—		—		—
Springfield Mall	9,401	—	—	9,401	—		—		—
Bowen Building	2,245	—	2,245	—	—		—		—
Boston Design Center	6,366	—	—	—	6,366		—		—
Former Toys “R” Us stores	3,234	—	—	3,234	—		—		—
1540 Broadway	1,498	96	—	1,402	—		—		—
San Francisco properties	1,773	—	—	1,773	—		—		—
Other	17,511	1,523	3,141	5,204	2,077	(1)	—		5,566
Development/Redevelopment:
Crystal Plaza 3 and 4 – placed into service	3,596	—	3,596	—	—		—		—
2101 L Street – taken out of service	(2,003)	—	(2,003)	—	—		—		—
Bergen Town Ctr – partially taken out of service	62	—	—	62	—		—		—
Hotel activity	3,057	—	—	—	—		—		3,057
Trade shows activity	4,724	—	—	—	4,724	(2)	—		—
Operations	(9,754)	21,730	10,948	6,913	(78	)(3)	(41,870	) (4)	(7,397)
Total increase (decrease) in operating expenses	67,482	23,349	29,858	41,830	13,089		(41,870)		1,226

Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development	36,653	844	18,001	15,167	2,641		—		—
Operations (due to additions to buildings and improvements)	28,575	10,512	7,990	2,674	2,395		(751)		5,755
Total increase (decrease) in depreciation and amortization	65,228	11,356	25,991	17,841	5,036		(751)		5,755

General and administrative:
Increase (decrease) due to:
Acquisitions/Development	10,788	—	6,763	4,032	(7)		—		—
Operations	27,759	2,627	2,398	1,851	1,445		(40)		19,478	(5)
Total increase (decrease) in general and administrative	38,547	2,627	9,161	5,883	1,438		(40)		19,478
Total increase (decrease) in expenses	$171,257	$37,332	$65,010	$65,554	$19,563		$(42,661)		$26,459

_________________________

(1)	From our acquisition of trade show operations in Canada in November 2006.

(2)	Primarily from higher marketing expenses for trade shows held in 2006.

(3)	Primarily from a reversal of $3,040 in allowance for doubtful accounts for receivables arising from the straight-lining of rents due to a change in estimate during the second quarter of 2006.

(4)

Primarily from $60,300 of transportation management services operating expenses in 2005 related to the services provided to a government agency in the aftermath of hurricane Katrina, partially offset by a $16,000 increase in warehouse operating expenses, primarily due to an increase in utility rates. AmeriCold’s gross margin from owned warehouses was $150,000, or 31.2% for 2006, compared to $159,900, or 33.7% for 2005. The decrease in gross margin from owned warehouses was primarily due to higher facility costs as noted above. Gross margin from transportation management services, managed warehouses and other non-warehouse activities was $8,400, or 2.8% for 2006, compared to $24,300, or 6.5% for 2005, a $15,900 decrease. This decrease was primarily due to higher transportation revenues last year as noted above.

(5)

The increase in corporate general and administrative expense results primarily from (i) $7,405 of amortization of stock-based compensation, including the 2006 Out-Performance Plan, stock option awards and restricted stock awards, (ii) $5,800 for our share of medicare taxes resulting from stock option exercises and the termination of a rabbi trust, (iii) an increase of $2,267 in professional fees, (iv) $2,299 from write-offs of acquisitions not consummated and (v) an increase of $1,218 in deferred compensation expense due to an increase in the value of the deferred compensation plan, which is offset by an equal amount of investment income.

(Loss) Income Applicable to Alexander’s

Loss applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $14,530,000 for the year ended December 31, 2006, compared to income of $59,022,000 for the prior year, a decrease of $73,552,000. The decrease is primarily due to (i) a reduction in Alexander’s net gain on sale of 731 Lexington Avenue condominiums, of which our share is $26,315,000, as all of the condominium units have been sold and closed, (ii) an increase in Alexander’s stock appreciation rights compensation (“SAR”) expense, of which our share is $39,939,000, (iii) a $5,517,000 reduction in development and guarantee fees, primarily because 731 Lexington Avenue project was completed in 2005, and (iv) $6,122,000 of interest income in the prior year on loans to Alexander’s that were repaid to us in July 2005, partially offset by, (v) an increase in Alexander’s operating income, of which our share is $3,452,000.

Loss Applicable to Toys

In the first quarter of 2006, Toys closed 87 Toys “R” Us stores in the United States as a result of its store-closing program. Toys incurred restructuring and other charges aggregating approximately $127,000,000 before tax, which includes $44,000,000 for the cost of liquidating the inventory. Of this amount, $94,000,000 was recognized in Toys’ fourth quarter ending January 28, 2006 and $33,000,000 was recorded in Toys’ first quarter ending April 29, 2006. Our 32.9% share of the $127,000,000 charge is $42,000,000, of which $27,300,000 had no income statement effect as a result of purchase price accounting and the remaining portion relating to the cost of liquidating inventory of approximately $9,100,000 after-tax, was recognized as an expense as part of our equity in Toys’ net income in the first quarter of 2006.

We recorded a net loss of $47,520,000 from our investment in Toys for the year ended December 31, 2006, as compared to a net loss of $40,496,000 in the prior year. The net loss in the current year consisted of (i) our $56,219,000 share of Toys’ net loss for the period from October 30, 2005 to October 28, 2006, which excludes our $9,377,000 share of the net gain recognized by Toys on the sale of 37 Toys “R” Us stores to us on October 16, 2006, which was recorded as an adjustment to the basis of our investment, partially offset by, (ii) $5,731,000 of interest income from our share of Toys’ senior unsecured bridge loan and (iii) $2,968,000 of management fees. The net loss in the prior year consisted of (i) our $46,789,000 share of Toys’ net loss for the period ended July 21, 2005 (date of our acquisition) to October 29, 2005, partially offset by (ii) $5,043,000 of interest from our share of Toys’ senior unsecured bridge loan and (iii) $1,250,000 of management fees.

The unaudited information set forth below presents our pro forma condensed consolidated statement of income for the year ended December 31, 2005 (including Toys’ results for the twelve months ended October 29, 2005) as if the above transaction occurred on February 1, 2004. The unaudited pro forma information below is not necessarily indicative of what our actual results would have been had the Toys transaction been consummated on February 1, 2004, nor does it represent the results of operations for any future periods. In our opinion, all adjustments necessary to reflect this transaction have been made.

Condensed Consolidated Statements of Income	For the Year Ended December 31,
(in thousands, except per share amounts)	Actual	Pro Forma
	2006	2005
Revenues	$2,712,095	$2,534,702
Income before allocation to minority limited partners	$640,700	$656,924
Minority limited partners’ interest in the Operating Partnership	(58,712)	(64,686)
Perpetual preferred unit distributions of the Operating Partnership	(21,848)	(67,119)
Net income	560,140	525,119
Preferred share dividends	(57,511)	(46,501)
Net income applicable to common shares	$502,629	$478,618
Net income per common share – basic	$3.54	$3.58
Net income per common share – diluted	$3.35	$3.40

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the years ended December 31, 2006 and 2005.

Equity in Net Income (Loss):	For The Year Ended December 31,
(Amounts in thousands)
	2006		2005
Newkirk MLP:
15.8% share of equity in net income	$34,459	(1)	$10,196	(1)
Interest and other income	—		9,154	(2)
	34,459		19,350
H Street:
50% share of equity in income	11,074	(3)	—

Beverly Connection:
50% share of equity in net loss	(8,567)		(4,790)
Interest and fee income	10,837		8,303
	2,270		3,513
GMH Communities L.P:
13.5% in 2006 and 12.08% in 2005 share of equity in net (loss) income	(1,013	)(4)	1,528

Other (5)	14,987		11,774	(6)
	$61,777		$36,165

__________________________

(1)

2006 includes (i) a $10,362 net gain recognized as a result of the acquisition of Newkirk by Lexington and (ii) $10,842 for our share of net gains on sale of real estate. 2005 includes (i) $9,445 for our share of losses on the early extinguishment of debt and write-off of related deferred financing costs, (ii) $6,602 for our share of impairment losses, partially offset by (iii) $4,236 for our share of net gains on sale of real estate. Excluding the above items, our share of Newkirk MLP’s net income was $8,750 lower than the prior year, primarily as a result of asset sales.

(2)	2005 includes $16,053 for our share of net gains on disposition of T-2 assets, partially offset by $8,470 for our share of expense from payment of promoted obligations to partner.

(3)

We account for H Street partially owned entities on the equity method on a one-quarter lag basis. Prior to the quarter ended June 30, 2006, two 50% owned entities that are contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their earnings. During the year ended December 31, 2006, based on the financial information provided to us, we recognized equity in net income of $11,074 from these entities, of which $3,890 represents our 50% share of their earnings for the period from July 20, 2005 (date of acquisition) to December 31, 2005.

(4)

We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005. Accordingly, we recognized a net loss of $1,013 the year ended December 31, 2006 for our share of GMH’s earnings from October 1, 2005 through September 30, 2006. Of this amount, $94 represents our share of GMH’s 2005 fourth quarter net loss, net of adjustments to restate its first three quarters of 2005.

(5)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

(6)	Includes $2,173 for a prepayment penalty from the Monmouth Mall venture in August 2005 upon the repayment of our initial preferred equity investment.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $262,188,000 for the year ended December 31, 2006, compared to $167,220,000 in the year ended December 31, 2005, an increase of $94,968,000. This increase resulted from the following:

(Amounts in thousands)
Increase (decrease) due to:
McDonalds derivative position – net gain of $138,815 this year compared to $17,254 in the prior year	$121,561
GMH warrants derivative position – net loss of $16,370 this year compared to a net gain of $14,080 in the prior year	(30,450)
Sears Holding derivative position and common shares – net gain of $18,611 this year compared to $41,482 in the prior year (investment sold in the first quarter of 2006)	(22,871)
Sears Canada – income in 2005 as a result of special dividend	(22,885)
Mezzanine loans – income of $56,496 this year compared to $39,548 in the prior year primarily as a result of new loans in 2006 aggregating $360,000, partially offset by the repayment of an aggregate of $168,000 during 2006	16,948
Other derivatives – net gain of $12,153 this year	12,153
Other, net – primarily due to interest earned on higher average cash balances	20,512
$94,968

Interest and Debt Expense

Interest and debt expense was $477,775,000 for the year ended December 31, 2006, compared to $339,952,000 in the year ended December 31, 2005, an increase of $137,823,000. This increase was primarily due to (i) $69,200,000 from a $3.2 billion increase in outstanding debt due to property acquisitions and refinancings, (ii) $13,000,000 from a 117 basis point increase in the weighted average interest rate on variable rate of debt, (iii) $12,300,000 from the February 16, 2006 issuance of $250,000,000 unsecured notes due 2011, (iv) $33,400,000 for loan defeasance costs and the write-off of unamortized debt issuance costs, partially offset by, (v) $10,614,000 of an increase in the amount of capitalized interest relating to a larger amount of assets under development this year.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets other than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate of $76,073,000 for the year ended December 31, 2006 consists primarily of net gains on sale of marketable equity securities. Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate of $39,042,000 for the year ended December 31, 2005 is comprised of (i) $25,346,000 of net gains on sales of marketable equity securities, of which $9,017,000 relates to the disposition of the Prime Group common shares, (ii) $12,110,000 for the net gain on disposition of the Company’s senior preferred equity investment in 3700 Las Vegas Boulevard and (iii) $1,586,000 relates to net gains on sale of land parcels.

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including AmeriCold, 220 Central Park South, Wasserman and the Springfield Mall. Minority interest of partially owned entities was income of $20,173,000 for the year ended December 31, 2006, compared to expense of $3,808,000 in the prior year, a change of $23,981,000. This change relates primarily to AmeriCold, which had a net loss for the year ended December 31, 2006, as compared to net income for the year ended December 31, 2005.

Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2006 and 2005 include the operating results of Vineland, New Jersey; 33 North Dearborn Street in Chicago, Illinois, which was sold on March 14, 2006; 424 Sixth Avenue in New York City, which was sold on March 13, 2006 and 1919 South Eads Street in Arlington, Virginia, which was sold on June 22, 2006.

(Amounts in thousands)	December 31,
	2006	2005
Total revenues	$2,464	$15,374
Total expenses	2,825	11,473
Net (loss) income	(361)	3,901
Net gains on sale of real estate	33,769	31,614
Income from discontinued operations	$33,408	$35,515

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

On April 21, 2005, we, through our 85% joint venture, sold 400 North LaSalle, a 452-unit high-rise residential tower in Chicago, Illinois, for $126,000,000, which resulted in a net gain on sale after closing costs of $31,614,000.

Perpetual Preferred Unit Distributions of the Operating Partnership

Perpetual preferred unit distributions of the Operating Partnership were $21,848,000 for the year ended December 31, 2006, compared to $67,119,000 for the prior year, a decrease of $45,271,000. This decrease resulted primarily from the redemption of an aggregate of $742,000,000 8.25% Series D preferred units (Series D-3 through D-9) during 2005 and 2006, partially offset by the issuance of $100,000,000 6.75% D-14 units in September 2005 and the issuance of the $45,000,000 6.875% D-15 units in May and August 2006. See preferred share dividends discussion below for details of aggregate amounts outstanding.

Minority Limited Partners’ Interest in the Operating Partnership

Minority limited partners’ interest in the Operating Partnership was $58,712,000 for the year ended December 31, 2006 compared to $66,755,000 for the prior year, a decrease of $8,043,000. This decrease results primarily from a lower minority limited partnership ownership interest due to the conversion of Class A operating partnership units into our common shares during 2006 and 2005.

Preferred Share Dividends

Preferred share dividends were $57,511,000 for the year ended December 31, 2006, compared to $46,501,000 for the prior year, an increase of $11,010,000. This increase resulted primarily from dividends paid on the 6.75% Series H and 6.625% Series I Cumulative Redeemable Preferred Shares which were issued in June 2005 and August 2005, respectively, partially offset by a $3,852,000 write-off of issuance costs in the first quarter of 2005 related to the redemption of the Series C preferred shares.

We have an aggregate of $1.2 billion perpetual preferred shares and Operating Partnership units outstanding with a weighted average rate of 6.6% as of December 31, 2006, as compared to an aggregate of $1.2 billion with a weighted average rate of 6.6% as of December 31, 2005, and $1.5 billion with a weighted average rate of 7.5% as of December 31, 2004.

EBITDA

Below are the details of the changes by segment in EBITDA.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
Year ended December 31, 2005	$1,301,628	$341,601	$290,777	$212,700	$149,092	$75,766	$14,860	$216,832
2006 Operations: Same store operations(1)		21,260	12,844	13,863	2,841	(148)
Acquisitions, dispositions and non-same store income and expenses		13,856	63,158	52,297	(7,092)	(9,327)
Year ended December 31, 2006	$1,783,303	$376,717	$366,779	$278,860	$144,841	$66,291	$263,287	$286,528
% increase (decrease) in same store operations		6.1%	4.3%	6.8%	1.9%	(0.2% )

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

Results of Operations - Years Ended December 31, 2005 and December 31, 2004

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $2,534,702,000 for the year ended December 31, 2005, compared to $1,699,694,000 in the prior year, an increase of $835,008,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office					Temperature
Property rentals:	Total	New York	Washington, DC		Retail	Merchandise Mart	Controlled Logistics	Other
Increase (decrease) due to:
Acquisitions:
Bowen Building	$4,985	$—	$4,985		$—	$—	$—	$—
Westbury Retail Condominium	4,181	—	—		4,181	—	—	—
So. California Supermarkets	3,044	—	—		3,044	—	—	—
40 East 66th Street	2,481	—	—		1,246	—	—	1,235
Crystal City Marriott	2,386	—	2,386		—	—	—	—
Burnside Plaza Shopping Center	1,819	—	—		1,819	—	—	—
Rockville Town Center	1,811	—	—		1,811	—	—	—
386 and 387 W. Broadway	1,623	—	—		1,623	—	—	—
Lodi Shopping Center	1,603	—	—		1,603	—	—	—
220 Central Park South	1,248	—	—		—	—	—	1,248
H Street	1,180	—	1,180		—	—	—	—
South Hills Mall	1,146	—	—		1,146	—	—	—
Starwood Ceruzzi Venture – effect of consolidating from August 8, 2005 vs. equity method prior	919	—	—		919	—	—	—
Other	4,632	426	492		3,555	159	—	—
Development/Redevelopment:
Crystal Plaza 2, 3 and 4 – taken out of service	(10,415)	—	(10,415)		—	—	—	—
4 Union Square South - placed into service	4,042	—	—		4,042	—	—	—
7 West 34th Street – conversion from office space to showroom space	(2,234)	—	—		—	(2,234)	—	—
715 Lexington Avenue - placed into service	1,484	—	—		1,484	—	—	—
Bergen Town Ctr – partially taken out of service	(1,300)	—	—		(1,300)	—	—	—
East Brunswick - placed into service	820	—	—		820	—	—	—
Crystal Drive Retail - placed into service	814	—	814		—	—	—	—
Amortization of acquired below market leases, net	(1,152)	—	(2,688)		723	—	—	813
Hotel activity	11,309	—	—		—	—	—	11,309	(1)
Trade shows activity	3,204	—	—		—	3,204 (2)	—	—
Leasing activity (see page 75)	7,828	16,321	(12,647	) (3)	4,064	4,689	—	(4,599	)(4)
Total increase (decrease) in property rentals	47,458	16,747	(15,893)		30,780	5,818	—	10,006
Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development	1,755	24	1,565		2,332	(2,166)	—	—
Operations	16,176	9,555	308		6,589	275	—	(551)
Total increase (decrease) in tenant expense reimbursements	17,931	9,579	1,873		8,921	(1,891)	—	(551)
Temperature Controlled Logistics (effect of consolidating from November 18, 2004 vs. equity method prior)	759,453	—	—		—	—	759,453	—
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	13,128	282	(2,232)		1,690	13,388 (5)	—	—
Management and leasing fees	(1,321)	(145)	(922)		(143)	(95)	—	(16)
BMS Cleaning fees	(943)	(943)	—		—	—	—	—
Other	(698)	(1,664)	1,962		(637)	(298)	—	(61)
Total increase (decrease) in fee and other income	10,166	(2,470)	(1,192)		910	12,995	—	(77)
Total increase (decrease) in revenues	$835,008	$23,856	$(15,212)		$40,611	$16,922	$759,453	$9,378

____________________________

See notes on following page.

Notes to preceding tabular information:

(1)	Average occupancy and revenue per available room (“REVPAR”) were 83.7% and $96.85 for the year ended December 31, 2005, as compared to 78.9% and $77.56 in the prior year.

(2)	Primarily from an increase in booth sales at several of the trade shows held in 2005.

(3)	Primarily from the PTO leases expiring at our Crystal City properties. See Overview – Leasing Activity for details.

(4)

Primarily from the contribution, in November 2004, of the Company’s 90% interest in Student Housing (Campus Club Gainsville LLC) in exchange for limited partnership units in GMH Communities L.P. The investment in Student Housing was consolidated into the accounts of the Company whereas the investment in GMH Communities L.P. is accounted for on the equity method.

(5)	Primarily from lease termination income of $13,362 received from HIP at 7 West 34th Street in January 2005.

Expenses

Our expenses were $1,813,932,000 for the year ended December 31, 2005, compared to $1,064,306,000 in the prior year, an increase of $749,626,000.

Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office						Temperature
Operating:	Total	New York		Washington DC	Retail	Merchandise Mart		Controlled Logistics	Other
Increase (decrease) due to:
AmeriCold – effect of consolidating from November 18, 2004 vs. equity method prior	$594,714	—		—	$—	$—		$594,714	$—
Acquisitions:
Bowen Building	1,769	—		1,769	—	—		—	—
Starwood Ceruzzi Venture – effect of consolidating from August 8, 2005 vs. equity method prior	1,314	—		—	1,314	—		—	—
40 East 66th Street	1,229	—		—	376	—		—	853
220 Central Park South	1,152	—		—	—	—		—	1,152
South Hills Mall	979	—		—	979	—		—	—
Burnside Plaza Shopping Center	931	—		—	931	—		—	—
Westbury Retail Condominium	928	—		—	928	—		—	—
H Street	717	—		717	—	—		—	—
Rockville Town Center	518	—		—	518	—		—	—
Lodi Shopping Center	469	—		—	469	—		—	—
Other	1,745	99		299	1,283	64		—	—
Development/Redevelopment:
Bergen Town Ctr – partially taken out of service	(2,785)	—		—	(2,785)	—		—	—
Crystal Plaza 2, 3 and 4 – taken out of service	(2,536)	—		(2,536)	—	—		—	—
7 West 34th Street – conversion from office space to showroom space	1,898	—		—	—	1,898		—	—
4 Union Square South - placed into service	1,344	—		—	1,344	—		—	—
715 Lexington Avenue - placed into service	609	—		—	609	—		—	—
Crystal Drive Retail - placed into service	559	—		559	—	—		—	—
East Brunswick - placed into service	(189)	—		—	(189)	—		—	—
Hotel activity	3,843	—		—	—	—		—	3,843
Trade shows activity	1,254	—		—	—	1,254	(1)	—	—
Operations	12,461	13,421	(2)	(1,392)	4,896	(1,784	) (3)	—	(2,680)
Total increase (decrease) in operating expenses	622,923	13,520		(584)	10,673	1,432		594,714	3,168
Depreciation and amortization:
Increase (decrease) due to:
AmeriCold – effect of consolidating from November 18, 2004 vs. equity method prior	65,808	—		—	—	—		65,808	—
Acquisitions/Development	9,626	127		1,730	6,620	1,149		—	—
Operations (due to additions to buildings and improvements)	14,975	4,997		4,477	(277)	3,684		—	2,094
Total increase in depreciation and amortization	90,409	5,124		6,207	6,343	4,833		65,808	2,094
General and administrative:
Increase (decrease) due to:
AmeriCold – effect of consolidating from November 18, 2004 vs. equity method prior	36,661	—		—	—	—		36,661	—
Acquisitions	3,240	4		2,613	400	223		—	—
Operations	(2,132)	709		(1,644)	2,255 (4)	1,964	(5)	—	(5,416	) (6)
Total increase (decrease) in general and administrative	37,769	713		969	2,655	2,187		36,661	(5,416)
Costs of acquisition not consummated	(1,475)	—		—	—	—		—	(1,475	) (7)
Total increase (decrease) in expenses	$749,626	$19,357		$6,592	$19,671	$8,452		$697,183	$(1,629)

_______________________

See notes on following page.

Notes to preceding tabular information:

(1)	Primarily from an increase in trade show marketing expenses.

(2)	From increases in operating expenses, including $7,588 in real estate taxes and $10,155 in utility costs, net of a $5,376 reduction in bad debt expense and other expenses.

(3)	Primarily due to a $3,000 reduction in bad debt expense, partially offset by an increase in utilities expense of $904.

(4)	Primarily from the increase in payroll and benefits resulting from the growth in this segment.

(5)

Primarily from (i) a $547 increase in payroll and benefits, (ii) a $401 write-off of pre-acquisition costs, (iii) $354 for costs incurred in connection with a tenant escalation dispute settled in our favor and (iv) a $286 increase in income tax expense.

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

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $59,022,000 for the year ended December 31, 2005, compared to $8,580,000 for the prior year, an increase of $50,442,000. The increase is primarily due to (i) $30,895,000 for our share of Alexander’s after-tax net gain on sale of condominiums in 2005, (ii) a decrease in Alexander’s stock appreciation rights compensation (“SAR”) expense, of which our share is $16,236,000, (iii) income from Alexander’s 731 Lexington Avenue property which was placed into service subsequent to the third quarter of 2004, (iv) an increase of $2,465,000 in development and guarantee fees, (v) an increase of $1,399,000 in management and leasing fees, partially offset by, (vi) a decrease of $2,520,000 in interest income on our loans to Alexander’s which were repaid in July 2005 and (vii) $1,274,000 for our share of a gain on sale of land parcel in 2004.

Loss Applicable to Toys “R” Us

The business of Toys is highly seasonal. Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.9% share of Toys net income or loss on a one-quarter lag basis. Accordingly, we recorded our share of Toys’ fourth quarter net income in our first quarter of 2006. Equity in net loss from Toys for the period from July 21, 2005 (date of acquisition) through December 31, 2005 was $40,496,000 which consisted of (i) our $1,977,000 share of Toys net loss in Toys’ second quarter ended July 30, 2005 for the period from July 21, 2005 (date of acquisition) through July 30, 2005, (ii) our $44,812,000 share of Toys net loss in Toys’ third quarter ended October 29, 2005, partially offset by, (iii) $5,043,000 of interest income on our senior unsecured bridge loan and (iv) $1,250,000 of management fees.

The unaudited pro forma information set forth below presents our condensed consolidated statements of income for the years ended December 31, 2005 and 2004 (including Toys’ results for the twelve months ended October 29, 2005 and October 30, 2004, respectively) as if the above transactions had occurred on November 1, 2003. The unaudited pro forma information below is not necessarily indicative of what our actual results would have been had the Toys transactions been consummated on November 1, 2003, nor does it represent the results of operations for any future periods. In our opinion, all adjustments necessary to reflect these transactions have been made.

Pro Forma Condensed Consolidated Statements of Income (in thousands, except per share amounts)	For the Year Ended December 31,
	Pro Forma	Pro Forma
	2005	2004
Revenues	$2,534,702	$1,699,694
Income before allocation to minority limited partners	$656,924	$717,891
Minority limited partners’ interest in the Operating Partnership	(64,686)	(84,063)
Perpetual preferred unit distributions of the Operating Partnership	(67,119)	(69,108)
Net income	525,119	564,720
Preferred share dividends	(46,501)	(21,920)
Net income applicable to common shares	$478,618	$542,800
Net income per common share – basic	$3.58	$4.33
Net income per common share – diluted	$3.40	$4.08

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the years ended December 31, 2005 and 2004.

Equity in Net Income (Loss):	For The Years Ended December 31,
(Amounts in thousands)
	2005		2004
Newkirk MLP:
15.8% in 2005 and 22.4% in 2004 share of equity in net income	$10,196	(2)	$24,041	(3)
Interest and other income	9,154		11,396
	19,350		35,437
Beverly Connection (acquired in March 2005):
50% share of equity in net loss	(4,790)		—
Interest and fee income	8,303		—
	3,513		—
GMH Communities L.P.:
11.3% share of equity in net income	1,528		—

Other (1)	11,774	(4)	7,944	(5)
	$36,165		$43,381

__________________________

(1)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital L.P., Verde Group LLC, and others.

(2)

2005 includes (i) $16,053 for our share of net gains on disposition of T-2 assets, (ii) $9,445 for our share of losses on the early extinguishment of debt and write-off of related deferred financing costs, (iii) $6,602 for our share of impairment losses, (iv) $8,470 for our share of expense from the payment of promoted obligations to partner, partially offset by, (v) $4,236 for our share of net gains on sale of real estate.

(3)

2004 includes (i) $7,494 for our share of net gain on sale of Newkirk MLP option units, (ii) $2,705 for our share of net gains on sale of real estate, partially offset by, (iii) $2,901 for our share of impairment losses. In addition, we have excluded our $7,119 share of the gain recognized by Newkirk MLP on the sale of its Stater Brothers real estate portfolio to us on July 29, 2004, which was reflected as an adjustment to the basis of our investment in Newkirk MLP.

(4)

Includes $2,173 for a prepayment penalty from the Monmouth Mall venture in August 2005 upon the repayment of our initial preferred equity investment and $1,351 of income recognized from our $50,000 investment in Dune Capital L.P. made in 2005.

(5)	Includes our $3,833 share of Starwood Ceruzzi’s impairment loss.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $167,220,000 for the year ended December 31, 2005, compared to $203,998,000 in the year ended December 31, 2004, a decrease of $36,778,000. This decrease resulted from the following:

(Amounts in thousands)
Increase (decrease) due to:
Income of $81,730 from the mark-to-market of Sears derivative position in 2004, partially offset by income of $14,968 in 2005 from the net gain on conversion of Sears derivative position to Sears Holdings derivative position on March 30, 2005 and mark-to-market adjustments through 2005	$(66,762)
Net gain on exercise of GMH warrants in 2004	(29,452)
Net gain on conversion of Sears common shares to Sears Holdings common shares and sale in 2005	26,514
Income recognized as a result of Sears Canada special dividend in 2005	22,885
Income from the mark-to-market of McDonalds derivative position in 2005	17,254
Interest on $159,000 commitment to GMH in 2004, which was satisfied in November 2004	(16,581)
Income of $24,190 from the mark-to-market of GMH warrants in 2004, partially offset by income of $14,080 from the mark-to-market of the warrants in through 2005	(10,110)
Other, net – primarily due to higher yields on higher average amounts invested	19,474
$(36,778)

Interest and Debt Expense

Interest and debt expense was $339,952,000 for the year ended December 31, 2005, compared to $242,142,000 in the year ended December 31, 2004, an increase of $97,810,000. This increase is primarily due to (i) $49,893,000 resulting from the consolidation of our investment in AmeriCold from November 18, 2004 versus accounting for the investment on the equity method previously, (ii) $26,199,000 from a 2.27% increase in the weighted average interest rate on variable rate debt, (iii) $15,335,000 of interest expense on the $500,000,000 exchangeable senior debentures issued in March 2005 and (iv) $6,881,000 of additional interest expense on the $250,000,000 senior unsecured notes due 2009, which were issued in August 2004.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets other than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate of $39,042,000 for the year ended December 31, 2005 is comprised of (i) $25,346,000 of net gains on sales of marketable equity securities, of which $9,017,000 relates to the disposition of Prime Group common shares, (ii) $12,110,000 for the net gain on disposition of our senior preferred equity investment in 3700 Las Vegas Boulevard and (iii) $1,586,000 relates to net gains on sale of land parcels. Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate of $19,775,000 for the year ended December 31, 2004 primarily represents an $18,789,000 net gain on sale of a portion of our investment in AmeriCold to Yucaipa in November 2004.

Minority Interest of Partially Owned Entities

Minority interest expense of partially owned entities was $3,808,000 for the year ended December 31, 2005, compared to $109,000 in the prior year, an increase of $3,699,000. This increase resulted primarily from the consolidation of our investment in AmeriCold beginning on November 18, 2004 versus accounting for the investment on the equity method in the prior year.

Discontinued Operations

Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation. The following table sets forth the balances of the assets related to discontinued operations as of December 31, 2005 and 2004.

(Amounts in thousands)	December 31,
	2005	2004
400 North LaSalle	$—	$82,624
Vineland	908	908
424 Sixth Avenue	11,870	11,949
33 North Dearborn Street	43,148	40,742
1919 South Eads Street	20,435	21,392
	$76,361	$157,615

The following table sets forth the balances of the liabilities related to discontinued operations (primarily mortgage notes payable) as of December 31, 2005 and 2004.

(Amounts in thousands)	December 31,
	2005	2004
400 North LaSalle	$—	$5,187
33 North Dearborn Street	1,050	—
1919 South Eads Street	11,781	12,059
	$12,831	$17,246

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2005 and 2004 are as follows:

(Amounts in thousands)	December 31,
	2005	2004
Total revenues	$15,374	$27,364
Total expenses	11,473	21,874
Net income	3,901	5,490
Net gains on sale of real estate	31,614	75,755
Income from discontinued operations	$35,515	$81,245

On April 21, 2005, we, through our 85% joint venture, sold 400 North LaSalle, a 452-unit high-rise residential tower in Chicago, Illinois, for $126,000,000, which resulted in a net gain on sale after closing costs of $31,614,000. All of the proceeds from the sale were reinvested in tax-free “like-kind” exchange investments in accordance with Section 1031 of the Internal Revenue Code.

In anticipation of selling the Palisades Residential Complex, on February 27, 2004, we acquired the remaining 25% interest in the Palisades venture that we did not previously own for approximately $17,000,000 in cash. On June 29, 2004, we sold the Palisades for $222,500,000, which resulted in a net gain on sale after closing costs of $65,905,000.

On August 12, 2004, we sold our Dundalk, Maryland shopping center for $12,900,000, which resulted in a net gain on sale after closing costs of $9,850,000.

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

Minority Limited Partners’ Interest in the Operating Partnership

Minority limited partners’ interest in the Operating Partnership was $66,755,000 for the year ended December 31, 2005 compared to $88,091,000 for the prior year, a decrease of $21,336,000. This decrease results primarily from a lower minority limited partnership ownership interest due to the conversion of Class A Operating Partnership units into Vornado common shares during 2004 and 2005, and lower net income subject to allocation to the minority limited partners.

EBITDA

Below are the details of the changes by segment in EBITDA.

		Office						Temperature
(Amounts in thousands)	Total	New York	Washington, DC		Retail	Merchandise Mart		Controlled Logistics		Toys		Other
Year ended December 31, 2004	$1,204,850	$330,689	$304,200		$177,826	$134,930		$71,514		$—		$185,691
2005 Operations: Same store operations(1)		13,811	(13,521)		4,977	5,788		—		—
Acquisitions, dispositions and non-same store income and expenses		(2,899)	98		29,897	8,374		4,252		14,860	(4)
Year ended December 31, 2005	$1,301,628	$341,601	$290,777		$212,700	$149,092		$75,766		$14,860		$216,832
% increase (decrease) in same store operations		4.3%	(4.7%	)	3.2%	4.7%	(2)	N/A	(3)

__________________________

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

(3)

Not comparable because prior to November 4, 2004, (the date the operations of AmeriCold Logistics were combined with AmeriCold Realty Trust), we reflected our equity in the rent AmeriCold received from AmeriCold Logistics. Subsequent thereto, we consolidate the operations of the combined company.

(4)

The business of Toys is highly seasonal. Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.9% share of Toys net income or loss on a one-quarter lag basis. Accordingly, we recorded our share of Toys fourth quarter net income in our first quarter of 2006. Toys EBITDA above includes (i) our share of Toys’ EBITDA for the period from July 21, 2005 (date of acquisition) through October 29, 2005, (ii) $5,043 of interest income on our senior unsecured bridge loan and (iii) $1,250 of management fees.

Supplemental Information

Three Months Ended December 31, 2006 and December 31, 2005

Below is a summary of Net Income and EBITDA by segment for the three months ended December 31, 2006 and 2005.

(Amounts in thousands)	For the Three Months Ended December 31, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$391,512	$124,861	$102,255	$74,096	$65,021	$—	$—	$25,279
Straight-line rents:
Contractual rent increases	7,018	996	3,138	1,424	1,459	—	—	1
Amortization of free rent	7,949	2,449	3,558	864	1,078	—	—	—
Amortization of acquired below- market leases, net	8,256	932	1,298	5,515	16	—	—	495
Total rentals	414,735	129,238	110,249	81,899	67,574	—	—	25,775
Temperature Controlled Logistics	205,933	—	—	—	—	205,933	—	—
Tenant expense reimbursements	70,225	24,944	10,801	28,606	3,880	—	—	1,994
Fee and other income:
Tenant cleaning fees	9,308	11,428	—	—	—	—	—	(2,120)
Management and leasing fees	2,423	293	1,956	279	(105)	—	—	—
Lease termination fees	11,451	11,277	188	—	(14)	—	—	—
Other	9,177	3,762	3,581	298	1,454	—	—	82
Total revenues	723,252	180,942	126,775	111,082	72,789	205,933	—	25,731
Operating expenses	366,922	75,140	41,224	38,013	30,322	168,328	—	13,895
Depreciation and amortization	105,925	29,597	27,202	13,657	11,611	19,384	—	4,474
General and administrative	70,611	4,542	9,333	6,403	6,065	12,752	—	31,516
Total expenses	543,458	109,279	77,759	58,073	47,998	200,464	—	49,885
Operating income (loss)	179,794	71,663	49,016	53,009	24,791	5,469	—	(24,154)
(Loss) income applicable to Alexander’s	(22,099)	186	—	181	—	—	—	(22,466)
Loss applicable to Toys “R” Us	(51,697)	—	—	—	—	—	(51,697)	—
Income from partially owned entities	18,081	992	2,727	1,915	91	373	—	11,983
Interest and other investment income	124,994	435	719	165	66	3,996	—	119,613
Interest and debt expense	(137,312)	(22,183)	(23,681)	(17,728)	(8,648)	(35,132)	—	(29,940)
Net gain on disposition of wholly- owned and partially owned assets other than depreciable real estate	10,546	—	—	—	—	—	—	10,546
Minority interest of partially owned entities	14,795	—	—	18	1	14,395	—	381
Income (loss) from continuing operations	137,102	51,093	28,781	37,560	16,301	(10,899)	(51,697)	65,963
(Loss) income from discontinued operations, net	(97)	—	(7)	(41)	(62)	—	—	13
Income (loss) before allocation to minority limited partners	137,005	51,093	28,774	37,519	16,239	(10,899)	(51,697)	65,976
Minority limited partners’ interest in the Operating Partnership	(12,411)	—	—	—	—	—	—	(12,411)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	—	—	—	—	—	—	(4,818)
Net income (loss)	119,776	51,093	28,774	37,519	16,239	(10,899)	(51,697)	48,747
Interest and debt expense (1)	181,393	22,861	25,304	20,038	8,865	16,716	47,462	40,147
Depreciation and amortization(1)	142,501	30,583	30,694	14,465	11,769	9,253	35,539	10,198
Income tax (benefit) expense (1)	(8,561)	—	1,902	—	(775)	278	(10,316)	350
EBITDA	$435,109	$104,537	$86,674	$72,022	$36,098	$15,348	$20,988	$99,442
___________________

See notes on page 104.

(Amounts in thousands)	For the Three Months Ended December 31, 2005
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$344,223	$118,423	$94,782	$52,542	$56,376	$—	$—	$22,100
Straight-line rents:
Contractual rent increases	8,927	1,478	3,161	1,609	2,672	—	—	7
Amortization of free rent	5,904	1,850	2,489	2,185	(620)	—	—	—
Amortization of acquired below-market leases, net	4,828	—	2,190	1,911	—	—	—	727
Total rentals	363,882	121,751	102,622	58,247	58,428	—	—	22,834
Temperature Controlled Logistics	253,987	—	—	—	—	253,987	—	—
Tenant expense reimbursements	54,057	25,546	5,596	18,534	3,693	—	—	688
Fee and other income:
Tenant cleaning fees	7,130	7,130	—	—	—	—	—	—
Management and leasing fees	4,820	225	4,359	224	12	—	—	—
Lease termination fees	5,385	3,693	111	—	1,581	—	—	—
Other	5,253	3,291	746	67	1,149	—	—	—
Total revenues	694,514	161,636	113,434	77,072	64,863	253,987	—	23,522
Operating expenses	368,703	69,285	34,373	24,265	26,080	201,319	—	13,381
Depreciation and amortization	89,624	22,791	22,609	9,158	11,770	18,125	—	5,171
General and administrative	48,303	3,823	8,022	4,623	6,290	9,867	—	15,678
Total expenses	506,630	95,899	65,004	38,046	44,140	229,311	—	34,230
Operating income (loss)	187,884	65,737	48,430	39,026	20,723	24,676	—	(10,708)
Income applicable to Alexander’s	16,907	315	—	173	—	—	—	16,419
Loss applicable to Toys “R” Us	(39,966)	—	—	—	—	—	(39,966)	—
Income from partially owned entities	15,643	440	436	2,144	112	571	—	11,940
Interest and other investment income	31,762	275	449	174	46	981	—	29,837
Interest and debt expense	(90,821)	(15,900)	(20,909)	(15,370)	(2,718)	(14,511)	—	(21,413)
Net gain on disposition of wholly-owned and partially owned assets other than depreciable real estate	22,106	—	84	—	—	—	—	22,022
Minority interest of partially owned entities	(4,770)	—	—	—	14	(5,007)	—	223
Income (loss) from continuing operations	138,745	50,867	28,490	26,147	18,177	6,710	(39,966)	48,320
(Loss) income from discontinued operations, net	(330)	—	(714)	164	220	—	—	—
Income (loss) before allocation to minority limited partners	138,415	50,867	27,776	26,311	18,397	6,710	(39,966)	48,320
Minority limited partners’ interest in the Operating Partnership	(12,243)	—	—	—	—	—	—	(12,243)
Perpetual preferred unit distributions of the Operating Partnership	(6,211)	—	—	—	—	—	—	(6,211)
Net income (loss)	119,961	50,867	27,776	26,311	18,397	6,710	(39,966)	29,866
Interest and debt expense (1)	140,505	16,399	21,920	17,797	2,868	6,905	42,176	32,440
Depreciation and amortization(1)	124,053	23,202	23,440	11,286	12,499	8,652	30,644	14,330
Income tax (benefit) expense (1)	(24,031)	—	253	—	81	(191)	(24,383)	209
EBITDA	$360,488	$90,468	$73,389	$55,394	$33,845	$22,076	$8,471	$76,845

__________________________

See notes on following page.

Notes to preceding tabular information:

(1)

Interest and debt expense, depreciation and amortization and income tax (benefit) expense included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially owned entities.

(2)	Other EBITDA is comprised of:
	For the Three Months Ended December 31,
(Amounts in thousands)	2006	2005
Alexander’s	$(15,108)	$23,909
Newkirk MLP	16,933	18,743
Hotel Pennsylvania	10,488	8,372
GMH Communities L.P.	2,310	2,626
Industrial warehouses	1,415	1,629
Other investments	2,828	4,621
	18,866	59,900
Minority limited partners’ interest in the Operating Partnership	(12,411)	(12,243)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	(6,211)
Corporate general and administrative expense (1)	(30,275)	(14,604)
Investment income and other	128,080	50,003
	$99,442	$76,845

________________________

(1)

The increase in corporate general and administrative expense results primarily from (i) $5,800 for our share of medicare taxes resulting from stock option exercises and the termination of a rabbi trust, (ii) $4,921 of amortization of stock-based compensation, including the 2006 Out-Performance Plan, stock option awards and restricted stock awards, (iii) $1,906 of an increase in professional fees and (iv) $523 of an increase in deferred compensation expense due to an increase in the value of the deferred compensation plan, which is offset by an equal amount of investment income.

Below are the details of the changes by segment in EBITDA for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
For the three months ended December 31, 2005	$360,488	$90,468	$73,389	$55,394	$33,845	$22,076	$8,471	$76,845
2006 Operations: Same store operations(1)		6,390	4,247	4,454	390	(411)
Acquisitions, dispositions and non-same store income and expenses		7,679	9,038	12,174	1,863	(6,317)
For the three months ended December 31, 2006	$435,109	$104,537	$86,674	$72,022	$36,098	$15,348	$20,988	$99,442
% increase (decrease) in same store operations		7.0%	5.6%	8.1%	1.1%	(1.9% )

____________________________

(1)

Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses which are included in “acquisitions, dispositions and non same store income and expenses” above.

Our revenues and expenses are subject to seasonality during the year which impacts quarter-by-quarter net earnings, cash flows and funds from operations. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income, which we recorded on a one-quarter lag basis in our first quarter, accounts for more than 80% of Toys’ fiscal year net income. The Office and Merchandise Mart segments have historically experienced higher utility costs in the third quarter of the year. The Merchandise Mart segment also has experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail segment revenue in the fourth quarter is typically higher due to the recognition of percentage rental income. The Temperature Controlled Logistics segment has experienced higher earnings in the fourth quarter due to higher activity and occupancy in its warehouse operations due to the holiday season’s impact on the food industry.

Below are the details of the changes by segment in EBITDA for the three months ended December 31, 2006 compared to the three months ended September 30, 2006:

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
For the three months ended September 30, 2006	$437,670	$92,483	$89,957	$67,985	$31,481	$16,011	$32,844	$106,909
2006 Operations: Same store operations(1)		5,120	2,772	2,412	2,722	2,195
Acquisitions, dispositions and non-same store income and expenses		6,934	(6,055)	1,625	1,895	(2,858)
For the three months ended December 31, 2006	$435,109	$104,537	$86,674	$72,022	$36,098	$15,348	$20,988	$99,442
% increase (decrease) in same store operations		5.5%	3.3%	3.5%	7.3%	11.1%

______________________

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

Below is a reconciliation of net income and EBITDA for the three months ended September 30, 2006.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
Net income (loss) for the three months ended September 30, 2006	$127,983	$46,738	$27,861	$32,594	$7,264	$323	$(40,699)	$53,902
Interest and debt expense	168,864	21,566	27,774	20,254	13,175	6,682	43,348	36,065
Depreciation and amortization	141,206	24,179	31,235	15,137	10,827	8,900	34,951	15,977
Income tax (benefit) expense	(383)	—	3,087	—	215	106	(4,756)	965
EBITDA for the three months ended September 30, 2006	$437,670	$92,483	$89,957	$67,985	$31,481	$16,011	$32,844	$106,909

Related Party Transactions

Loans and Compensation Agreements

On November 30, 2006, Michael Fascitelli, our President, repaid to the Company his $8,600,000 outstanding loan which was scheduled to mature in December 2006. The loan was made to him in 1996 pursuant to his employment agreement.

On December 31, 2006, 1,546,106 shares held in a rabbi trust, established for deferred compensation purposes as part of Mr. Fascitelli’s 1996 and 2001 employment agreements, were distributed to Mr. Fascitelli, net of 739,130 shares which were used to satisfy the resulting tax withholding obligation. The shares we received for the tax liability were retired upon receipt.

On December 22, 2005, Steven Roth, our Chief Executive Officer, repaid to the Company his $13,122,500 outstanding loan which was scheduled to mature in January 2006. Pursuant to a credit agreement dated November 1999, Mr. Roth may draw up to $15,000,000 of loans from the Company on a revolving basis. Each loan bears interest, payable quarterly, at the applicable Federal rate on the date the loan is made and matures on the sixth anniversary of such loan. Loans are collateralized by assets with a value of not less than two times the amount outstanding. On December 23, 2005, Mr. Roth borrowed $13,122,500 under this facility, which bears interest at 4.45% per annum and matures on December 23, 2011.

On February 22, 2005, we entered into a new employment agreement with Sandeep Mathrani, Executive Vice President – Retail Division. Pursuant to the agreement, the Compensation Committee granted Mr. Mathrani (i) 16,836 restricted shares of our stock, (ii) stock options to acquire 300,000 of our common shares at an exercise price of $71.275 per share and (iii) the right to receive 200,000 stock options over the next two years at the then prevailing market price. In addition, Mr. Mathrani repaid the $500,000 loan we provided him under his prior employment agreement.

On March 11, 2004, we loaned $2,000,000 to Melvyn Blum, an executive officer, pursuant to the revolving credit facility contained in his January 2000 employment agreement. Melvyn Blum resigned effective July 15, 2005. In accordance with the terms of his employment agreement, his $2,000,000 outstanding loan was repaid in August 2005.

Pursuant to our annual compensation review in February 2002 with Joseph Macnow, our Chief Financial Officer, the Compensation Committee approved a $2,000,000 loan to Mr. Macnow, which bears interest at the applicable federal rate of 4.65% per annum and matures in June 2007. The loan was funded on July 23, 2002 and is collateralized by assets with a value of not less than two times the loan amount.

Transactions with Affiliates and Officers and Trustees

Alexander’s

We own 32.8% of Alexander’s. Steven Roth, our Chairman of the Board and Chief Executive Officer, and Michael D. Fascitelli, our President, are officers and directors of Alexander’s. We provide various services to Alexander’s in accordance with management, development and leasing agreements. These agreements are described in Note 6 - Investments in Partially Owned Entities to our consolidated financial statements in this annual report on Form 10-K.

On December 29, 2005, Michael Fascitelli, our President and President of Alexander’s, exercised 350,000 of his Alexander’s stock appreciation rights (“SARs”) which were scheduled to expire in December 2006 and received $173.82 for each SAR exercised, representing the difference between Alexander’s stock price of $247.70 (the average of the high and low market price) on the date of exercise and the exercise price of $73.88. This exercise was consistent with Alexander’s tax planning.

On January 10, 2006, the Omnibus Stock Plan Committee of the Board of Directors of Alexander’s granted Mr. Fascitelli a SAR covering 350,000 shares of Alexander’s common stock. The exercise price of the SAR is $243.83 per share of common stock, which was the average of the high and low trading price of Alexander’s common stock on date of grant. The SAR became exercisable on July 10, 2006, provided Mr. Fascitelli is employed with Alexander’s on such date, and will expire on March 14, 2007. Mr. Fascitelli’s early exercise and Alexander’s related tax consequences were factors in Alexander’s decision to make the new grant to him.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Steven Roth, our Chairman of the Board and Chief Executive Officer, is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2006, Interstate and its partners beneficially owned approximately 8.5% of the common shares of beneficial interest of Vornado and 27.6% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. We believe based upon comparable fees charged by other real estate companies that the management agreement terms are fair to us. We earned $798,000, $791,000 and $726,000 of management fees under the agreement for the years ended December 31, 2006, 2005 and 2004.

Vornado Operating Company (“Vornado Operating”)

In October 1998, Vornado Operating was spun off from Vornado in order to own assets that we could not own and conduct activities that we could not conduct as a REIT. Vornado Operating’s primary asset was its 60% investment in AmeriCold Logistics, which leased 88 refrigerated warehouses from AmeriCold, owned 60% by us. On November 4, 2004, AmeriCold purchased its tenant, AmeriCold Logistics, for $47,700,000 in cash. As part of this transaction, Vornado Operating repaid the $21,989,000 balance of its loan to us as well as $4,771,000 of unpaid interest. Because we fully reserved for the interest income on this loan beginning in January 2002, we recognized $4,771,000 of income upon collection in 2004.

In November 2004, a class action shareholder derivative lawsuit was brought in the Delaware Court of Chancery against Vornado Operating, its directors and Vornado. The lawsuit sought to enjoin the dissolution of Vornado Operating, rescind the previously completed sale of AmeriCold Logistics (owned 60% by Vornado Operating) to AmeriCold (owned 60% by us) and damages. In addition, the plaintiffs claimed that the Vornado Operating directors breached their fiduciary duties. On November 24, 2004, a stipulation of settlement was entered into under which we agreed to settle the lawsuit with a payment of approximately $4,500,000 or about $1 per Vornado Operating share or partnership unit before litigation expenses. We accrued the proposed settlement payment and related legal costs as part of “general and administrative expense” in 2004. On March 22, 2005, the Court approved the settlement.

Other

On December 20, 2005, we acquired a 46% partnership interest in, and became co-general partner of, partnerships that own a complex in Rosslyn, Virginia, containing four office buildings with an aggregate of 714,000 square feet and two apartment buildings containing 195 rental units. The consideration for the acquisition consisted of 734,486 newly issued Operating Partnership units (valued at $61,814,000 at acquisition) and $27,300,000 for our pro-rata share of existing debt. Of the partnership interest acquired, 19% was from Robert H. Smith and Robert P. Kogod, trustees of Vornado, and their family members, representing all of their interest in the partnership.

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

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, distributions to unitholders of the Operating Partnership, dividends to shareholders, debt amortization and recurring capital expenditures. Capital requirements for significant acquisitions and development expenditures may require funding from borrowings and/or equity offerings.

Acquisitions and Investments

We completed approximately $1.8 billion of real estate acquisitions and investments in 2006 and $2.4 billion in 2005. In addition, we made $356,000,000 of mezzanine loans during 2006 and $308,534,000 in 2005. These acquisitions and investments were consummated through our subsidiaries. The related assets, liabilities and results of operations are included in our consolidated financial statements from their respective dates of acquisition. The pro forma effect of the individual acquisitions and in the aggregate were not material to our historical consolidated financial statements.

See “2006 Acquisitions” in the Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the details of our 2006 acquisitions and investments. Details of our 2005 acquisitions and investments are summarized below.

Washington, DC Office:

Bowen Building, Washington, DC

On June 13, 2005, we acquired the 90% that we did not already own of the Bowen Building for $119,000,000, consisting of $63,000,000 in cash and $56,000,000 of existing mortgage debt. This class A office building is located at 875 15th Street N.W. in the Central Business District of Washington, DC and contains 231,000 square feet of office space. We consolidate the accounts of the Bowen Building into our consolidated financial statements from the date of this acquisition.

H Street Building Corporation (“H Street”)

On July 20, 2005, we acquired H Street for approximately $246,600,000, consisting of $194,500,000 in cash and $52,100,000 for our pro rata share of existing mortgage debt. H Street owns, directly or indirectly through stock ownership in corporations, a 50% interest in real estate assets located in Pentagon City, Virginia, including 34 acres of land leased to various residential and retail operators, a 1,670 unit apartment complex, 10 acres of land and two office buildings located in Washington, DC containing 577,000 square feet. We consolidate the accounts of H Street into our consolidated financial statements from the date of acquisition.

Rosslyn Plaza, Rosslyn, Virginia

On December 20, 2005, we acquired a 46% partnership interest in, and became co-general partner of, partnerships that own a complex in Rosslyn, Virginia, containing four office buildings with an aggregate of 714,000 square feet and two apartment buildings containing 195 rental units. The consideration for the acquisition consisted of 734,486 newly issued Operating Partnership units (valued at $61,814,000 at acquisition) and $27,300,000 for our pro-rata share of existing debt. Of the partnership interest acquired, 19% was from Robert H. Smith and Robert P. Kogod, trustees of Vornado, and their family members, representing all of their interest in the partnership. We account for our investment in Rosslyn Plaza under the equity method of accounting.

Warner Building, Washington, DC

On December 27, 2005, we acquired the 95% interest that we did not already own in the Warner Building for $319,000,000, consisting of $170,000,000 in cash and $149,000,000 of existing mortgage and other debt. This Class A property is located at 1299 Pennsylvania Avenue three blocks from the White House and contains 560,000 square feet of office space. We consolidate the accounts of the Warner Building into our consolidated financial statements from the date of acquisition.

Retail:

Beverly Connection

On March 5, 2005, we acquired a 50% interest in a venture that owns Beverly Connection, a two-level urban shopping center, containing 322,000 square feet, located in Los Angeles, California for $10,700,000 in cash. We also provided the venture with a $59,500,000 first mortgage loan which bore interest at 10% through its scheduled maturity in February 2006 and $35,000,000 of preferred equity yielding 13.5% for up to a three-year term, which is subordinate to $37,200,000 of other preferred equity and debt. On February 11, 2006, $35,000,000 of our loan to the venture was converted to additional preferred equity on the same terms as our existing preferred equity and the maturity date of the loan was extended. On June 30, 2006, the venture completed a $100,000,000 refinancing and repaid to us the remaining $24,500,000 balance of the loan. The venture’s new loan bears interest at LIBOR (capped at 5.5%) plus 2.20% (7.5% as of December 31, 2006) and matures in July 2008 with 3 one-year extension options. The venture is redeveloping the existing retail and plans, subject to governmental approvals, to develop residential condominiums and assisted living facilities. This investment is accounted for under the equity method.

Westbury Retail Condominium, New York City

On May 20, 2005, we acquired the retail condominium of the former Westbury Hotel in Manhattan for $113,000,000 in cash. Simultaneously with the closing, we completed an $80,000,000 mortgage financing secured by the property, which bears interest at 5.292% and matures in 2018. The property contains approximately 17,000 square feet of retail space. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

40 East 66th Street, New York City

On July 25, 2005, we acquired 40 East 66th Street for $158,000,000 in cash. The property is located at Madison Avenue and East 66th Street in Manhattan and contains 37 rental apartments with an aggregate of 85,000 square feet, and 10,000 square feet of retail space. We consolidate the accounts of East 66th Street into our consolidated financial statements from the date of acquisition. The rental apartment operations are included in the Other segment and the retail operations are included in the Retail segment.

Broadway Mall, New York

On December 27, 2005, we acquired the Broadway Mall for $152,500,000, consisting of $57,600,000 in cash and a $94,900,000 existing mortgage. The mall is located on Route 106 in Hicksville, Long Island, New York, contains 1.2 million square feet, of which we own 1.0 million square feet, and is anchored by Macy’s, Ikea, Multiplex Cinemas and Target. We consolidate the accounts of the Broadway Mall into our consolidated financial statements from the date of acquisition.

Merchandise Mart:

Boston Design Center, Boston, Massachusetts

On December 28, 2005, we acquired the Boston Design Center for $96,000,000, consisting of $24,000,000 in cash and $72,000,000 of existing mortgage debt. This property is located in South Boston, Massachusetts and contains 552,500 square feet. We consolidate the accounts of the Boston Design Center into our consolidated financial statements from the date of acquisition.

Toys “R” Us (“Toys”):

On July 21, 2005, a joint venture owned equally by us, Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys for $26.75 per share in cash or approximately $6.6 billion. In connection therewith, we invested $428,000,000 of the $1.3 billion of equity in the venture, consisting of $407,000,000 in cash and $21,000,000 in Toys common stock held by us. This investment is accounted for under the equity method of accounting. See footnote 6 – Investments in Partially Owned Entities for further details.

Other:

220 Central Park South, New York City

On August 26, 2005, a joint venture in which we have a 90% interest, acquired 220 Central Park South for $136,550,000. We and our partner invested cash of $43,400,000 and $4,800,000, respectively, in the venture to acquire the property. The venture obtained a $95,000,000 mortgage loan which bore interest at LIBOR plus 3.50%. On November 7, 2006, we completed a $130,000,000 refinancing of our 220 Central Park South property. The loan has two tranches, the first tranche of $95,000,000 bears interest at LIBOR (capped at 5.50%) plus 2.35% (7.67% as of December 31, 2006) and the second tranche can be drawn up to $35,000,000 and bears interest at LIBOR (capped at 5.50%) plus 2.45% (7.77% as of December 31, 2006). As of December 31, 2006 approximately $27,990,000 has been drawn on the second tranche. The property contains 122 rental apartments with an aggregate of 133,000 square feet and 5,700 square feet of commercial space. We consolidate the accounts of the venture into our consolidated financial statements from the date of acquisition.

In addition to the acquisitions and investments described above, we made $285,600,000 of other acquisitions and investments during 2005 in 14 separate transactions, comprised of $269,500,000 in cash and $16,100,000 of existing mortgage debt.

Certain Future Cash Requirements

For 2007 we have budgeted approximately $173,700,000 for capital expenditures excluding acquisitions as follows:

		Office
(Amounts in millions except square foot data)	Total	New York	Washington DC	Retail	Merchandise Mart		Other (1)
Expenditures to maintain assets	$66.7	$15.0	$19.0	$2.0	$11.5		$19.2
Tenant improvements	84.5	10.4	47.5	3.3	23.3		—
Leasing commissions	22.5	5.2	10.9	2.6	3.8		—
Total Tenant Improvements and Leasing Commissions	107.0	15.6	58.4	5.9	27.1		—
Per square foot		$33.00	$23.00	$12.00	$19.00	(2)	$—
Per square foot per annum		$3.50	$3.50	$1.50	$3.00	(2)	$—
Total Capital Expenditures and Leasing Commissions	$173.7	$30.6	$77.4	$7.9	$38.6		$19.2

Square feet budgeted to be leased (in thousands)		472	2,525	492	1,415
Weighted average lease term		9.5	6.2	8.7	6.1

____________________________

(1)	AmeriCold, Hotel Pennsylvania, and Warehouses.
(2)

Tenant improvements and leasing commissions per square foot budgeted for 2007 leasing activity are $54.35 ($5.44 per annum) and $8.90 ($1.78 per annum) for Merchandise Mart office and showroom space, respectively.

In addition to the capital expenditures reflected above, we are currently engaged in certain development and redevelopment projects for which we have budgeted approximately $1.0 billion, of which $476,200,000 is estimated to be expended in 2007.

The table above excludes the anticipated 2007 capital expenditures of Alexander’s, Toys “R” Us or any other partially owned entity that we do not consolidate, as these entities are expected to fund their own cash requirements without additional equity contributions from us.

Financing Activities and Contractual Obligations

See “2006 Financings” in the Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the details of our 2006 financing activities. Details of our 2005 financing activities are summarized below.

On January 19, 2005, we redeemed all of our 8.5% Series C Cumulative Redeemable Preferred Shares at their stated liquidation preference of $25.00 per share or $115,000,000. In addition, we redeemed a portion of the Series D-3 Perpetual Preferred Units of the Operating Partnership at their stated liquidation preference of $25.00 per unit or $80,000,000. The redemption amounts exceeded the carrying amounts by $6,052,000, representing the original issuance costs. Upon redemption, we wrote off these issuance costs as a reduction to earnings in 2005.

On March 29, 2005, we completed a public offering of $500,000,000 principal amount of 3.875% exchangeable senior debentures due 2025 pursuant to an effective registration statement. The notes were sold at 98.0% of their principal amount. The net proceeds from this offering, after the underwriters’ discount, were approximately $490,000,000. The debentures are exchangeable, under certain circumstances, for our common shares at an initial exchange rate of 10.9589 (current exchange rate of 11.1184, as adjusted for excess dividends paid in 2005 and 2006) common shares per $1,000 of principal amount of debentures. The initial exchange price of $91.25 represented a premium of 30% to the closing price for Vornado common shares on March 22, 2005 of $70.25. We may elect to settle any exchange right in cash. The debentures permit us to increase our common dividend 5% per annum, cumulatively, without an increase to the exchange rate. The debentures are redeemable at our option beginning in 2012 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures in 2012, 2015 and 2020 and in the event of a change in control.

On June 17, 2005, we completed a public offering of $112,500,000 6.75% Series H Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement. We may redeem the Series H Preferred Shares at their stated liquidation preference of $25.00 per share after June 17, 2010. We used the net proceeds of the offering of $108,956,000, together with existing cash balances, to redeem the remaining $120,000,000 8.25% Series D-3 Perpetual Preferred Units and the $125,000,000 8.25% Series D-4 Perpetual Preferred Units on July 14, 2005 at their stated liquidation preference of $25.00 per unit. In conjunction with the redemptions, we wrote off approximately $6,400,000 of issuance costs as a reduction to earnings in 2005.

On August 10, 2005, we sold 9,000,000 common shares in an underwritten public offering pursuant to an effective registration statement at a price of $86.75 per share. We received net proceeds of $779,806,000, after offering expenses and contributed the net proceeds to the Operating Partnership in exchange for 9,000,000 Class A units of the Operating Partnership.

On August 23, 2005, we completed a public offering of $175,000,000 6.625% Series I Cumulative Redeemable Preferred Shares at a price of $25.00 per share, pursuant to an effective registration statement. We may redeem the Series I preferred shares at their stated liquidation preference of $25.00 per share after August 31, 2010. In addition, on August 31, 2005, the underwriters exercised their option and purchased $10,000,000 Series I preferred shares to cover over-allotments. On September 12, 2005, we sold an additional $85,000,000 Series I preferred shares at a price of $25.00 per share, in a public offering pursuant to an effective registration statement. Combined with the earlier sales, we sold a total of 10,800,000 Series I preferred shares for net proceeds of $262,898,000. The net proceeds were used primarily to redeem outstanding perpetual preferred units.

On September 12, 2005, we sold $100,000,000 of 6.75% Series D-14 Cumulative Redeemable Preferred Units of the Operating Partnership to an institutional investor in a private placement. The perpetual preferred units may be called without penalty at our option commencing in September 2010. The proceeds were used primarily to redeem outstanding perpetual preferred units.

On September 19, 2005, we redeemed all of the Operating Partnership’s 8.25% Series D-5 and D-7 Cumulative Redeemable Preferred Units at their stated liquidation preference of $25.00 per unit for an aggregate of $342,000,000. In conjunction with the redemptions, we wrote off $9,642,000 of issuance costs as a reduction to earnings in 2005.

On December 30, 2005, we redeemed the 8.25% Series D-6 and D-8 Cumulative Redeemable Preferred Units of the Operating Partnership at their stated liquidation preference of $25.00 per unit for an aggregate of $30,000,000. In conjunction with these redemptions, we wrote off $750,000 of issuance costs as a reduction to earnings in 2005.

In addition to the financing activities above, we completed $716,600,000 of property level financings during 2005.

The net proceeds we received from the above financings were primarily used to fund 2005 acquisitions and investments and for general corporate purposes, unless otherwise noted.

We believe that we have complied with the financial covenants required by our revolving credit facility and our senior unsecured notes, and that as of December 31, 2006 we have the ability to incur a substantial amount of additional indebtedness. We have an effective shelf registration for the offering of our equity securities and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.”

We may seek to obtain additional capital through equity offerings, debt financings or asset sales, although there is no express policy with respect thereto. We may also offer our shares or Operating Partnership units in exchange for property and may repurchase or otherwise re-acquire our shares or any other securities in the future.

Below is a schedule of our contractual obligations and commitments at December 31, 2006.

(Amounts in thousands) Contractual Cash Obligations (principal and interest):	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Mortgages and Notes Payable	$9,440,882	$740,232	$1,741,747	$1,717,961	$5,240,942
Senior Unsecured Notes due 2007	515,325	515,325	—	—	—
Senior Unsecured Notes due 2009	278,125	11,250	266,875	—	—
Senior Unsecured Notes due 2010	238,000	9,500	19,000	209,500	—
Senior Unsecured Notes due 2011	313,000	14,000	28,000	271,000	—
Exchangeable Senior Debentures due 2025	856,833	19,375	38,750	38,750	759,958
Convertible Senior Debentures due 2026	1,729,531	40,781	72,500	72,500	1,543,750
Operating leases	198,261	20,836	39,777	29,121	108,527
Purchase obligations, primarily construction commitments	133,130	122,730	10,400	—	—
Capital lease obligations	116,386	11,902	21,570	18,084	64,830
Total Contractual Cash Obligations	$13,819,473	$1,505,931	$2,238,619	$2,356,916	$7,718,007

Commitments:
Capital commitments to partially owned entities	$73,560	$48,560	$25,000	$—	$—
Standby letters of credit	39,143	39,143	—	—	—
Mezzanine loan commitments	29,547	29,547	—	—	—
Other Guarantees	—	—	—	—	—
Total Commitments	$142,250	$117,250	$25,000	$—	$—

Revolving Credit Facilities

On June 28, 2006, we entered into a $1.0 billion unsecured revolving credit facility which replaced our previous $600,000,000 unsecured revolving credit facility which was due to mature in July 2006. The new facility has a four-year term, with a one-year extension option and bears interest at LIBOR plus 0.55% (5.87% as of December 31, 2006). The new facility contains financial covenants similar to the prior facility but have been modified to more accurately reflect the current market conditions in the real estate industry. As of December 31, 2006, we had a zero outstanding balance on this facility.

At December 31, 2006, our $1 billion revolving credit facility had a zero outstanding balance and $20,732,000 was reserved for outstanding letters of credit. This facility contains financial covenants, which require us to maintain minimum interest coverage and maximum debt to market capitalization, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB. At December 31, 2006, AmeriCold’s $30,000,000 revolving credit facility had a zero outstanding balance and $17,000,000 was reserved for outstanding letters of credit. This facility requires AmeriCold to maintain, on a trailing four-quarter basis, a minimum of $30,000,000 of free cash flow, as defined. Both of these facilities contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

The Yucaipa Companies (“Yucaipa”) Earn-out

Pursuant to the November 18, 2004 sale by Vornado and Crescent Real Estate Equities Company (“CEI”), of 20.7% of AmeriCold to Yucaipa for $145,000,000, Yucaipa is entitled to receive up to 20% of the increase in the value of AmeriCold, realized through the sale of a portion of our and CEI’s interest in AmeriCold subject to limitations, provided that AmeriCold’s Threshold EBITDA, as defined, exceeds $133,500,000 for the year ending December 31, 2007.

Other Commitments and Contingencies

We carry commercial liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005 which expires in 2007 and (v) rental loss insurance) with respect to our assets. Below is a summary of the current all risk property insurance and terrorism risk insurance in effect through September 2007 for each of the following business segments:

Coverage Per Occurrence
	All Risk (1)	Sub-Limits for Acts of Terrorism
New York Office	$1.4 billion	$750 million
Washington, DC Office	$1.4 billion	$750 million
Retail	$500 million	$500 million
Merchandise Mart	$1.4 billion	$750 million
Temperature Controlled Logistics	$225 million	$225 million

___________________

(1)	Limited as to terrorism insurance by the sub-limit shown in the adjacent column.

In addition to the coverage above, we carry lesser amounts of coverage for terrorist acts not covered by the Terrorism Risk Insurance Extension Act of 2005.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), our senior unsecured notes, exchangeable senior debentures, convertible senior debentures and revolving credit agreements, contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, or if the Terrorism Risk Insurance Extension Act of 2005 is not extended past 2007, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that we cannot quantify.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey claiming we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision. On December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision. On January 16, 2007, we filed a motion for reconsideration of one aspect of the Appellate Court’s decision which has been submitted to the Appellate Court for consideration. We intend to pursue our claims against Stop & Shop vigorously. There are various other legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

We are committed to fund additional capital aggregating $73,560,000, related to our acquisitions and investments in partially owned entities. Of this amount, $25,000,000 relates to capital expenditures to be funded over the next six years at the Springfield Mall, in which we have a 97.5% interest.

On November 10, 2005, we committed to fund up to $30,530,000 of the junior portion of a $173,000,000 construction loan to an entity developing a mix-use building complex in Boston, Massachusetts, at the north end of the Boston Harbor. We will earn current-pay interest at 30-day LIBOR plus 11%. The loan will mature in November 2008, with a one-year extension option. As of December 31, 2006, we have funded $2,288,000 of this commitment.

We enter into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in our name by various money center banks. We have the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. We had $219,990,000 and $177,650,000 of cash invested in these agreements at December 31, 2006 and 2005, respectively.

Cash Flows for the Year Ended December 31, 2006

Our cash and cash equivalents was $2,233,317,000 at December 31, 2006, a $1,938,813,000 increase over the balance at December 31, 2005. This increase resulted from $824,668,000 of net cash provided by operating activities, $3,030,655,000 of net cash provided by financing activities, partially offset by $1,916,510,000 of net cash used in investing activities. Property rental income represents our primary source of net cash provided by operating activities. Our property rental income is primarily dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund our cash requirements include proceeds from debt financings, including mortgage loans and corporate level unsecured borrowings; our $1 billion revolving credit facility; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to unitholders of the Operating Partnership and distributions to common and preferred shareholders, as well as acquisition and development costs.

Our consolidated outstanding debt was $9,554,798,000 at December 31, 2006, a $3,311,672,000 increase over the balance at December 31, 2005. This increase resulted primarily from debt associated with asset acquisitions, property financings and refinancings and from the issuance of $1.0 billion of senior unsecured convertible debentures during 2006. As of December 31, 2006 and 2005, our revolving credit facility had a zero outstanding balance. During 2007 and 2008, $778,482,000 and $358,403,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facility.

Our share of debt of unconsolidated subsidiaries was $3,323,007,000 at December 31, 2006, a $311,355,000 increase over the balance at December 31, 2005. This increase resulted primarily from our $89,630,000 share of an increase in Toys “R” Us outstanding debt and from debt associated with asset acquisitions and refinancings.

Cash flows provided by operating activities of $824,668,000 was primarily comprised of (i) net income of $560,140,000, (ii) adjustments for non-cash items of $159,858,000, (iii) distributions of income from partially owned entities of $35,911,000 and (iv) a net change in operating assets and liabilities of $68,759,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $413,162,000, (ii) minority limited partners’ interest in the Operating Partnership of $58,712,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $21,848,000, which includes the write-off of perpetual preferred unit issuance costs upon their redemption of $1,125,000, (iv) net loss on early extinguishment of debt and write-off of unamortized financing costs of $33,488,000, partially offset by (v) net gains on mark-to-market of derivatives of $153,208,000 (Sears, McDonald’s and GMH warrants), (vi) equity in net income of partially owned entities, including Alexander’s and Toys, of $273,000, (vii) the effect of straight-lining of rental income of $62,655,000, (viii) net gains on sale of real estate of $33,769,000, (ix) net gains on dispositions of wholly-owned and partially owned assets other than real estate of $76,073,000 and (x) amortization of below market leases, net of above market leases of $23,814,000.

Net cash used in investing activities of $1,916,510,000 was primarily comprised of (i) acquisitions of real estate and other of $1,399,326,000, (ii) investments in partially owned entities of $233,651,000, (iii) investment in notes and mortgages receivable of $363,374,000, (iv) purchases of marketable securities of $153,914,000, (v) development and redevelopment expenditures of $233,492,000 (see details on the following page), (vi) capital expenditures of $198,215,000, (vii) deposits in connection with real estate acquisitions and pre-acquisition costs aggregating $82,753,000, partially offset by (viii) repayments received on notes receivable of $172,445,000, (ix) distributions of capital from partially owned entities of $114,041,000, (x) proceeds from the sale of marketable securities of $173,027,000, (xi) proceeds from the sale of real estate of $110,388,000 and (xii) proceeds from settlement of derivative positions of $135,028,000.

Net cash provided by financing activities of $3,030,655,000 was primarily comprised of (i) proceeds from borrowings of $5,151,952,000, (ii) proceeds from the issuance of common shares of $1,004,394,000, (iii) proceeds from the issuance of preferred shares and units of $43,819,000, (iv) proceeds from the exercise of employee share options of $77,873,000, partially offset by, (v) repayments of borrowings of $1,544,076,000, (vi) purchases of marketable securities in connection with the legal defeasance or mortgage notes payable of $636,293,000, (vii) dividends paid on common shares of $537,298,000, (viii) repurchase of shares related to stock compensation arrangements and associated employee tax withholdings of $201,866,000, (ix) distributions to minority partners of $188,052,000, (x) dividends paid on preferred shares of $57,606,000, (xi) redemption of perpetual preferred shares and units of $45,000,000 and (xii) debt issuance costs of $37,192,000.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2006.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$59,188	$12,446	$16,355	$1,269	$10,174	$15,032	$3,912
Non-recurring	2,708	—	2,259	449	—	—	—
	61,896	12,446	18,614	1,718	10,174	15,032	3,912
Tenant improvements:
Recurring	88,064	44,251	27,961	3,219	12,633	—	—
Non-recurring	1,824	—	89	1,735	—	—	—
Total	89,888	44,251	28,050	4,954	12,633	—	—

Leasing Commissions:
Recurring	32,181	22,178	6,744	2,024	1,235	—	—
Non-recurring	290	—	32	258	—	—	—
	32,471	22,178	6,776	2,282	1,235	—	—
Tenant improvements and leasing commissions:
Per square foot	$19.74	$39.08	$16.54	$7.64	$10.79	$—	$—
Per square foot per annum	$2.44	$4.10	$2.54	$0.64	$1.74	$—	$—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$184,255	$78,875	$53,440	$8,954	$24,042	$15,032	$3,912
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	51,830	22,377	20,949	3,638	4,866	—	—
Expenditures to be made in future periods for the current period	(55,964)	(33,195)	(17,480)	(4,916)	(373)	—	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$180,121	$68,057	$56,909	$7,676	$28,535	$15,032	$3,912

Development and Redevelopment Expenditures (1):
Green Acres Mall	$37,927	$—	$—	$37,927	$—	$—	$—
Wasserman venture	32,572	—	—	—	—	—	32,572
North Bergen, New Jersey (Ground-up development)	28,564	—	—	28,564	—	—	—
Crystal Park (PTO)	27,294	—	27,294	—	—	—	—
Bergen Town Center	22,179	—	—	22,179	—	—	—
Crystal Plazas (PTO)	12,229	—	12,229	—	—	—	—
220 Central Park South	12,055	—	—	—	—	—	12,055
1740 Broadway	9,921	9,921	—	—	—	—	—
7 W. 34th Street	9,436	—	—	—	9,436	—	—
2101 L Street	10,447	—	10,447	—	—	—	—
Crystal Mall Two	6,497	—	6,497	—	—	—	—
640 Fifth Avenue	1,937	1,937	—	—	—	—	—
Other	22,434	1,330	4,217	12,126	—	—	4,761
	$233,492	$13,188	$60,684	$100,796	$9,436	$—	$49,388

__________________

(1)   Excludes development expenditures of partially owned non-consolidated investments.

Capital expenditures in the table above are categorized as follows:

Recurring -- capital improvements expended to maintain a property’s competitive position within the market and tenant improvements and leasing commissions for costs to re-lease expiring leases or renew or extend existing leases.

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

Cash Flows for the Year Ended December 31, 2005

Our cash and cash equivalents was $294,504,000 at December 31, 2005, a $304,778,000 decrease from the balance at December 31, 2004 of $599,282,000. This decrease resulted from $1,751,284,000 of net cash used in investing activities, partially offset by, $762,678,000 of net cash provided by operating activities and $683,828,000 of net cash provided by financing activities. Our investing activities consisted primarily of real estate asset acquisitions, investments in partially owned entities, loans made to real estate related entities and marketable securities purchases, including the McDonald’s derivative during 2005. Property rental income represents our primary source of net cash provided by operating activities. Our property rental income is primarily dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund our cash requirements include proceeds from debt financings, including mortgage loans and corporate level unsecured borrowings; our revolving credit facility; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to unitholders of the Operating Partnership and distributions to common and preferred shareholders, as well as acquisition and development costs.

Our consolidated outstanding debt was $6,243,126,000 at December 31, 2005, a $1,303,803,000 increase over the balance at December 31, 2004 of $4,939,323,000. This increase resulted primarily from debt associated with asset acquisitions and property refinancings during 2005. As of December 31, 2005 and 2004, our revolving credit facility had a zero outstanding balance. Our share of debt of unconsolidated subsidiaries was $3,002,346,000 at December 31, 2005, a $2,332,404,000 increase over the balance at December 31, 2004 of $669,942,000. This increase resulted primarily from our $2,181,291,000 share of Toys “R” Us outstanding debt as a result of our 32.9% acquisition in July 2005 and from debt associated with other asset acquisitions and refinancings.

Cash flows provided by operating activities of $762,678,000 was primarily comprised of (i) net income of $539,604,000, (ii) adjustments for non-cash items of $221,296,000, (iii) distributions of income from partially owned entities of $40,152,000, partially offset by (iv) a net change in operating assets and liabilities of $38,374,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $346,775,000, (ii) minority limited partners’ interest in the Operating Partnership of $66,755,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $48,102,000, which includes the write-off of perpetual preferred unit issuance costs upon their redemption of $19,017,000, partially offset by (iv) net gains on mark-to-market of derivatives of $73,953,000 (Sears, McDonald’s and GMH warrants), (v) equity in net income of partially owned entities, including Alexander’s and Toys, of $54,691,000, (vi) the effect of straight-lining of rental income of $50,064,000 (vii) net gains on sale of real estate of $31,614,000, (viii) net gains on dispositions of wholly-owned and partially owned assets other than real estate of $39,042,000, and (ix) amortization of below market leases, net of above market leases of $13,797,000.

Net cash used in investing activities of $1,751,284,000 was primarily comprised of (i) investments in partially owned entities of $971,358,000, (ii) acquisitions of real estate and other of $889,369,000, (iii) investment in notes and mortgages receivable of $307,050,000, (iv) purchases of marketable securities, including McDonalds derivative position, of $242,617,000, (v) development and redevelopment expenditures of $176,486,000 (see details below), (vi) capital expenditures of $68,443,000, partially offset by, (vii) repayments received on notes receivable of $383,050,000, (viii) distributions of capital from partially owned entities of $260,764,000, including a $124,000,000 repayment of our loan to Alexander’s and a $73,184,000 repayment of a bridge loan to Toys “R” Us, (ix) proceeds from the sale of marketable securities of $115,974,000, and (x) proceeds from the sale of real estate of $126,584,000.

Net cash provided by financing activities of $683,828,000 was primarily comprised of (i) proceeds from borrowings of $1,310,630,000, (ii) proceeds from the issuance of common shares of $780,750,000, (iii) proceeds from the issuance of preferred shares and units of $470,934,000, (iv) proceeds from the exercise of employee share options of $52,760,000, partially offset by, (v) redemption of perpetual preferred shares and units of $812,000,000, (vi) dividends paid on common shares of $524,163,000, (vii) distributions to minority partners of $146,139,000, (viii) repayments of borrowings of $398,957,000 and (ix) dividends paid on preferred shares of $34,553,000.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2005.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$53,613	$13,090	$13,688	$500	$10,961	$14,953	$421
Non-recurring	—	—	—	—	—	—	—
	53,613	13,090	13,688	500	10,961	14,953	421
Tenant improvements:
Recurring	70,194	32,843	17,129	6,735	13,487	—	—
Non-recurring	1,938	—	1,938	—	—	—	—
Total	72,132	32,843	19,067	6,735	13,487	—	—

Leasing Commissions:
Recurring	17,259	7,611	5,014	902	3,732	—	—
Non-recurring	294	—	294	—	—	—	—
	17,553	7,611	5,308	902	3,732	—	—
Tenant improvements and leasing commissions:
Per square foot		$30.98	$9.17	$8.04	$16.38	$—	$—
Per square foot per annum		$4.01	$1.64	$0.88	$2.42	$—	$—

Total Capital Expenditures and Leasing Commissions (accrual basis)	143,298	53,544	38,063	8,137	28,180	14,953	421
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	63,258	23,725	19,394	2,094	18,045	—	—
Expenditures to be made in future periods for the current period	(36,106)	(22,389)	(8,221)	(4,815)	(681)	—	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$170,450	$54,880	$49,236	$5,416	$45,544	$14,953	$421

Development and Redevelopment: Expenditures:
Crystal Plazas (PTO)	$48,748	$—	$48,748	$—	$—	$—	$—
7 W. 34th Street	19,529	—	—	—	19,529	—	—
Bergen Town Center	11,727	—	—	11,727	—	—	—
640 Fifth Avenue	9,244	9,244	—	—	—	—	—
Green Acres Mall	8,735	—	—	8,735	—	—	—
715 Lexington Avenue	8,180	—	—	8,180	—	—	—
Farley Post Office	7,176	7,176	—	—	—	—	—
Other	63,147	2,768	2,711	26,026	11,841	—	19,801
	$176,486	$19,188	$51,459	$54,668	$31,370	$—	$19,801

Cash Flows for the Year Ended December 31, 2004

Cash and cash equivalents were $599,282,000 at December 31, 2004, as compared to $320,542,000 at December 31, 2003, an increase of $278,740,000.

Cash flows provided by operating activities of $681,433,000 was primarily comprised of (i) net income of $592,917,000, (ii) adjustments for non-cash items of $53,699,000, (iii) distributions of income from partially owned entities of $16,740,000, and (iv) a net change in operating assets and liabilities of $18,077,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $253,822,000, (ii) minority limited partners’ interest in the Operating Partnership of $88,091,000, (iii) perpetual preferred unit distributions of the Operating Partnership of $68,408,000, partially offset by (iv) net gains on mark-to-market of derivatives of $135,372,000 (Sears option shares and GMH warrants), (v) net gains on sale of real estate of $75,755,000, (vi) net gains on dispositions of wholly-owned and partially owned assets other than real estate of $19,775,000, (vii) the effect of straight-lining of rental income of $61,473,000, (viii) equity in net income of partially owned entities and income applicable to Alexander’s of $51,961,000, and (ix) amortization of below market leases, net of $14,570,000.

Net cash used in investing activities of $367,469,000 was primarily comprised of (i) capital expenditures of $117,942,000, (ii) development and redevelopment expenditures of $139,669,000, (iii) investment in notes and mortgages receivable of $330,101,000, (iv) investments in partially owned entities of $158,467,000, (v) acquisitions of real estate and other of $286,310,000, (vi) purchases of marketable securities of $59,714,000 partially offset by, (vii) proceeds from the sale of real estate of $233,005,000 (viii) distributions of capital from partially owned entities of $287,005,000, (ix) repayments on notes receivable of $174,276,000, (x) cash received upon consolidation of AmeriCold of $21,694,000 and (xi) cash restricted primarily for mortgage escrows of $8,754,000.

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

Below are the details of 2004 capital expenditures, leasing commissions and development and redevelopment expenditures.

		Office
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$50,963	$11,673	$16,272	$2,344	$18,881	$1,793
Non-recurring	—	—	—	—	—	—
	50,963	11,673	16,272	2,344	18,881	1,793
Tenant improvements:
Recurring	101,026	41,007	22,112	3,346	34,561	—
Non-recurring	7,548	—	7,548	—	—	—
Total	108,574	41,007	29,660	3,346	34,561	—

Leasing Commissions:
Recurring	33,118	18,013	6,157	671	8,277	—
Non-recurring	1,706	—	1,706	—	—	—
	34,824	18,013	7,863	671	8,277	—
Total Capital Expenditures and Leasing Commissions (accrual basis)	194,361	70,693	53,795	6,361	61,719	1,793
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	61,137	29,660	26,463	1,518	3,496	—
Expenditures to be made in future periods for the current period	(68,648)	(27,562)	(22,186)	(2,172)	(16,728)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$186,850	$72,791	$58,072	$5,707	$48,487	$1,793

Development and Redevelopment: Expenditures:
Crystal Plazas (PTO)	$10,993	$—	$10,993	$—	$—	$—
640 Fifth Avenue	15,067	15,067	—	—	—	—
4 Union Square South	28,536	—	—	28,536	—	—
Crystal Drive Retail	25,465	—	25,465	—	—	—
Other	59,608	4,027	220	33,851	21,262	248
	$139,669	$19,094	$36,678	$62,387	$21,262	$248

Funds From Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO and FFO per diluted share are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO and FFO per diluted share should be evaluated along with GAAP net income and income per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs. Management believes that FFO and FFO per diluted share are helpful to investors as supplemental performance measures because these measures exclude the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in Our Statements of Cash Flows. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 17 - Income per Share, in our notes to consolidated financial statements on page 186 of this annual report on Form 10-K.

FFO applicable to common shares plus assumed conversions was $858,693,000, or $5.51 per diluted share for the year ended December 31, 2006, compared to $757,219,000, or $5.21 per diluted share for the year ended December 31, 2005. FFO applicable to common shares plus assumed conversions was $211,812,000 or $1.34 per diluted share for the three months ended December 31, 2006, compared to $194,101,000, or $1.26 per diluted share for the three months ended December 31, 2005.

(Amounts in thousands except per share amounts)	For The Year Ended December 31,		For The Three Months Ended December 31,
Reconciliation of Net Income to FFO:	2006	2005	2006	2005
Net income	$560,140	$539,604	$119,776	$119,961
Depreciation and amortization of real property	337,730	276,921	90,896	76,463
Net gains on sale of real estate	(33,769)	(31,614)	—	—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	105,629	42,052	30,083	20,474
Net (gains) losses on sale of real estate	(13,166)	(2,918)	(2,324)	476
Income tax effect of Toys adjustments included above	(21,038)	(4,613)	(5,007)	(4,284)
Minority limited partners’ share of above adjustments	(39,809)	(31,990)	(11,960)	(9,663)
FFO	895,717	787,442	221,464	203,427
Preferred dividends	(57,511)	(46,501)	(14,349)	(14,211)
FFO applicable to common shares	838,206	740,941	207,115	189,216
Interest on 3.875% exchangeable senior debentures	19,856	15,335	4,575	4,663
Series A convertible preferred dividends	631	943	122	222
FFO applicable to common shares plus assumed conversions	$858,693	$757,219	$211,812	$194,101
Reconciliation of Weighted Average Shares:
Weighted average common shares outstanding	142,145	133,768	144,319	140,695
Effect of dilutive securities:
Employee stock options and restricted share awards	7,829	6,842	7,809	7,158
3.875% exchangeable senior debentures	5,559	4,198	5,559	5,531
Series A convertible preferred shares	269	402	210	379
Denominator for diluted FFO per share	155,802	145,210	157,897	153,763

Diluted FFO per share	$5.51	$5.21	$1.34	$1.26

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2006			2005
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate (1)	$728,363	6.48%	$7,281	$1,150,333	5.98%
Fixed rate	8,826,435	5.56%	—	5,104,550	6.06%
	$9,554,798	5.63%	7,281	$6,254,883	6.04%
Pro-rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$162,254	7.31%	1,623	$199,273	5.64%
Variable rate – Toys	1,213,479	7.03%	13,134	1,623,447	7.02%
Fixed rate (including $1,057,422, and $557,844 of Toys debt in 2006 and 2005)	1,947,274	6.95%	—	1,179,626	7.23%
	$3,323,007	7.00%	14,757	$3,002,346	7.01%
Minority limited partners’ share of above			(2,226)
Total change in annual net income			$19,812
Per share-diluted			$0.13

_____________________________________

(1)

Includes $498,562 for our senior unsecured notes due 2007, as we entered into an interest rate swap that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus 0.7725%, based upon the trailing three month LIBOR rate (6.13% if set on December 31, 2006). In accordance with SFAS No. 133, as amended, we are required to record the fair value of this derivative instrument at each reporting period. At December 31, 2006, the fair value adjustment was a reduction of ($1,111), and is included in the balance of the senior unsecured notes above.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2006, we have a cap of 5.50% on the LIBOR component of outstanding variable rate debt with a notional amount of $130,000,000. We also have a reverse swap agreement as described in footnote (1) to the table above.

As of December 31, 2006, we have notes and mortgage loans receivable aggregating $270,000,000, which are based on variable rates and partially mitigate our exposure to a change in interest rates.

Fair Value of Our Debt

The carrying amount of our debt exceeds its aggregate fair value, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, by approximately $90,356,000 at December 31, 2006.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including an economic interest in McDonalds common shares. In addition, during the year ended December 31, 2006, we settled our derivative position in the common shares of Sears Holdings and exercised our warrants to purchase common shares of GMH Communities Trust. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense. During 2006, 2005 and 2004 we recognized net gains aggregating approximately $153,209,000, $46,302,000 and $135,372,000, respectively, from these positions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules included as part of this Annual Report on Form 10-K at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 27, 2007

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)	December 31,
ASSETS	2006	2005
Real estate, at cost:
Land	$2,795,970	$2,337,878
Buildings and improvements	9,967,415	8,467,973
Development costs and construction in progress	417,671	235,347
Leasehold improvements and equipment	372,432	326,614
Total	13,553,488	11,367,812
Less accumulated depreciation and amortization	(1,968,678)	(1,663,777)
Real estate, net	11,584,810	9,704,035
Cash and cash equivalents	2,233,317	294,504
Escrow deposits and restricted cash	140,351	192,619
Marketable securities	316,727	276,146
Investments and advances to partially owned entities, including Alexander’s of $82,114 and $105,241	1,135,669	944,023
Investment in Toys “R” Us, including a $76,816 participation in a senior unsecured bank loan bridge facility at December 31, 2005	317,145	425,830
Due from officers	15,197	23,790
Accounts receivable, net of allowance for doubtful accounts of $17,727 and $16,907	230,908	238,351
Notes and mortgage loans receivable	561,164	363,565
Receivable arising from the straight-lining of rents, net of allowance of $2,334 and $6,051	441,982	375,547
Other assets	976,103	722,392
Assets related to discontinued operations	908	76,361
	$17,954,281	$13,637,163

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes and mortgages payable	$6,886,884	$4,794,411
Senior unsecured notes	1,196,600	948,889
Convertible senior debentures	980,083	—
Exchangeable senior debentures	491,231	490,750
AmeriCold Realty Trust revolving credit facility	—	9,076
Accounts payable and accrued expenses	531,977	476,523
Deferred credit	342,733	184,206
Other liabilities	184,844	148,506
Officers compensation payable	60,955	52,020
Liabilities related to discontinued operations	—	12,831
Total liabilities	10,675,307	7,117,212
Minority interest, including unitholders in the Operating Partnership	1,128,204	1,256,441
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 34,051,635 and 34,169,572 shares	828,660	834,527
Common shares of beneficial interest: $.04 par value per share; authorized, 200,000,000 shares; issued and outstanding 151,093,373 and 141,153,430 shares	6,083	5,675
Additional capital	5,287,923	4,233,047
Earnings (less than) in excess of distributions	(69,188)	103,061
Accumulated other comprehensive income	92,963	83,406
Deferred compensation shares earned but not yet delivered	4,329	69,547
Common shares issued to officer’s trust	—	(65,753)
Total shareholders’ equity	6,150,770	5,263,510
	$17,954,281	$13,637,163

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
(Amounts in thousands, except per share amounts)

REVENUES:
Property rentals	$1,567,888	$1,386,013	$1,338,555
Temperature Controlled Logistics	779,110	846,881	87,428
Tenant expense reimbursements	261,471	207,168	189,237
Fee and other income	103,626	94,640	84,474
Total revenues	2,712,095	2,534,702	1,699,694
EXPENSES:
Operating	1,366,430	1,298,948	676,025
Depreciation and amortization	397,403	332,175	241,766
General and administrative	221,356	182,809	145,040
Costs of acquisitions and development not consummated	—	—	1,475
Total expenses	1,985,189	1,813,932	1,064,306
Operating income	726,906	720,770	635,388
(Loss) income applicable to Alexander’s	(14,530)	59,022	8,580
Loss applicable to Toys “R” Us	(47,520)	(40,496)	—
Income from partially owned entities	61,777	36,165	43,381
Interest and other investment income	262,188	167,220	203,998
Interest and debt expense (including amortization of deferred financing costs of $15,250, $11,814 and $7,072)	(477,775)	(339,952)	(242,142)
Net gain on disposition of wholly-owned and partially owned assets other than depreciable real estate	76,073	39,042	19,775
Minority interest of partially owned entities	20,173	(3,808)	(109)
Income from continuing operations	607,292	637,963	668,871
Income from discontinued operations, net of minority interest	33,408	35,515	81,245
Income before allocation to minority limited partners	640,700	673,478	750,116
Minority limited partners’ interest in the Operating Partnership	(58,712)	(66,755)	(88,091)
Perpetual preferred unit distributions of the Operating Partnership	(21,848)	(67,119)	(69,108)
Net income	560,140	539,604	592,917
Preferred share dividends	(57,511)	(46,501)	(21,920)
NET INCOME applicable to common shares	$502,629	$493,103	$570,997

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$3.30	$3.42	$3.91
Income from discontinued operations	.24	.27	.65
Net income per common share	$3.54	$3.69	$4.56

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$3.13	$3.25	$3.74
Income from discontinued operations	.22	.25	.61
Net income per common share	$3.35	$3.50	$4.35

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Shares	Common Shares	Additional Capital	Earnings in Excess of (less than) Distributions	Accumulated Other Comprehensive Income (Loss)	Other	Shareholders’ Equity	Comprehensive Income(Loss)
(Amounts in thousands, except per share amounts)
Balance January 1, 2004	$250,992	$4,739	$2,875,784	$(57,618)	$3,524	$152	$3,077,573
Net Income	—	—	—	592,917	—	—	592,917	$592,917
Dividends paid on common shares ($3.05 per share, including $.16 special cash dividend)	—	—	—	(379,480)	—	—	(379,480)	—
Dividends paid on Preferred Shares:
Series A Preferred Shares ($3.25 per share)	—	—	—	(1,066)	—	—	(1,066)	—
Series B Preferred Shares ($2.125 per share)	—	—	—	(1,525)	—	—	(1,525)	—
Series C Preferred Shares ($2.125 per share)	—	—	—	(9,775)	—	—	(9,775)	—
Series D-10 preferred Shares ($1.75 per share)	—	—	—	(2,800)	—	—	(2,800)	—
Series E Preferred Shares ($1.75 per share)	—	—	—	(1,925)	—	—	(1,925)	—
Series F Preferred Shares ($1.6875 per share)	—	—	—	(1,266)	—	—	(1,266)	—
Series G Preferred Shares ($1.65625 per share)	—	—	—	(368)	—	—	(368)	—
Redemption of Class A partnership units for common shares	—	294	308,038	—	—	—	308,332	—
Redemption of Series B Preferred Shares	(81,805)	—	—	(3,195)	—	—	(85,000)	—
Proceeds from issuance of Series E, F and G Preferred Shares	410,272	—	—	—	—	—	410,272	—
Conversion of Series A Preferred shares to common shares	(2,005)	2	2,003	—	—	—	—	—
Deferred compensation shares	—	24	4,606	—	—	—	4,630	—
Common shares issued under employees’ share option plan	—	67	55,042	—	—	—	55,109	—
Common shares issued in connection with dividend reinvestment plan	—	2	2,109	—	—	—	2,111	—
Change in unrealized net gain on securities available for sale	—	—	—	—	45,003	—	45,003	45,003
Shelf registration costs reclassified to other assets	—	—	626	—	—	—	626	—
Other – primarily changes in deferred compensation plan	—	—	—	—	(745)	118	(627)	(745)
Balance, December 31, 2004	$577,454	$5,128	$3,248,208	$133,899	$47,782	$270	$4,012,741	$637,175

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY- CONTINUED

	Preferred Shares	Common Shares	Additional Capital	Earnings in Excess of (less than) Distributions	Accumulated Other Comprehensive Income (Loss)	Other	Shareholders’ Equity	Comprehensive Income(Loss)
(Amounts in thousands, except per share amounts)
Balance, December 31, 2004	$577,454	$5,128	$3,248,208	$133,899	$47,782	$270	$4,012,741
Net Income	—	—	—	539,604	—	—	539,604	$539,604
Dividends paid on common shares ($3.90 per share, including $.82 in special cash dividends)	—	—	—	(523,941)	—	—	(523,941)	—
Dividends paid on Preferred Shares:
Series A Preferred Shares ($3.25 per share)	—	—	—	(930)	—	—	(930)	—
Series C Preferred Shares ($2.125 per share)	—	—	—	(489)	—	—	(489)	—
Series D-10 preferred shares ($1.75 per share)	—	—	—	(2,800)	—	—	(2,800)	—
Series E Preferred Shares ($1.75 per share)	—	—	—	(5,250)	—	—	(5,250)	—
Series F Preferred Shares ($1.6875 per share)	—	—	—	(10,097)	—	—	(10,097)	—
Series G Preferred Shares ($1.65625 per share)	—	—	—	(13,213)	—	—	(13,213)	—
Series H Preferred Shares ($1.6875 per share)	—	—	—	(4,092)	—	—	(4,092)	—
Series I Preferred Shares ($1.65625 per share)	—	—	—	(5,778)	—	—	(5,778)	—
Redemption of Series C Preferred Shares	(111,148)	—	—	(3,852)	—	—	(115,000)	—
Proceeds from the issuance of common shares	—	360	780,390	—	—	—	780,750	—
Proceeds from issuance of Series H and I Preferred Shares	370,960	—	—	—	—	—	370,960	—
Conversion of Series A Preferred shares to common shares	(2,552)	3	2,549	—	—	—	—	—
Deferred compensation shares and options	—	7	5,723	—	—	—	5,730	—
Common shares issued under employees’ share option plan	—	42	45,404	—	—	—	45,446	—
Redemption of Class A partnership units for common shares	—	133	149,008	—	—	—	149,141	—
Common shares issued in connection with dividend reinvestment plan	—	2	2,710	—	—	—	2,712	—
Change in unrealized net gain on securities available for sale	—	—	—	—	36,654	—	36,654	36,654
Common share offering costs	—	—	(945)	—	—	—	(945)	—
Change in deferred compensation plan	—	—	—	—	2,172	—	2,172	2,172
Change in pension plans	—	—	—	—	(2,697)	—	(2,697)	(2,697)
Other	(187)	—	—	—	(505)	3,524	2,832	(505)
Balance, December 31, 2005	$834,527	$5,675	$4,233,047	$103,061	$83,406	$3,794	$5,263,510	$575,228

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

	Preferred Shares	Common Shares	Additional Capital	Earnings in Excess of (less than) Distributions	Accumulated Other Comprehensive Income (Loss)	Other	Shareholders’ Equity	Comprehensive Income (Loss)
(Amounts in thousands, except per share amounts)
Balance, December 31, 2005	$834,527	$5,675	$4,233,047	$103,061	$83,406	$3,794	$5,263,510
Net Income	—	—	—	560,140	—	—	560,140	$560,140
Dividends paid on common shares ($3.79 per share, including $.54 in special cash dividends)	—	—	—	(537,298)	—	—	(537,298)	—
Dividends paid on Preferred Shares:
Series A Preferred Shares ($3.25 per share)	—	—	—	(604)	—	—	(604)	—
Series D-10 preferred shares ($1.75 per share)	—	—	—	(2,800)	—	—	(2,800)	—
Series E Preferred Shares ($1.75 per share)	—	—	—	(5,250)	—	—	(5,250)	—
Series F Preferred Shares ($1.6875 per share)	—	—	—	(10,125)	—	—	(10,125)	—
Series G Preferred Shares ($1.65625 per share)	—	—	—	(13,250)	—	—	(13,250)	—
Series H Preferred Shares ($1.6875 per share)	—	—	—	(7,594)	—	—	(7,594)	—
Series I Preferred Shares ($1.65625 per share)	—	—	—	(17,888)	—	—	(17,888)	—
Proceeds from the issuance of common shares	—	324	1,004,481	—	—	—	1,004,805	—
Conversion of Series A Preferred shares to common shares	(5,897)	7	5,890	—	—	—	—	—
Deferred compensation shares and options	—	(57)	(59,209)	(137,580)	—	—	(196,846)	—
Common shares issued under employees’ share option plan	—	110	75,555	—	—	—	75,665	—
Redemption of Class A partnership units for common shares	—	23	26,363	—	—	—	26,386	—
Common shares issued in connection with dividend reinvestment plan	—	1	2,207	—	—	—	2,208	—
Change in unrealized net gain on securities available for sale	—	—	—	—	70,416	—	70,416	70,416
Sale of securities available for sale	—	—	—	—	(69,863)	—	(69,863)	—
Common share offering costs	—	—	(411)	—	—	—	(411)
Change in deferred compensation plan	—	—	—	—	7,332	—	7,332	7,332
Change in pension plans	—	—	—	—	2,269	—	2,269	2,269
Other	30	—	—	—	(597)	535	(32)	(597)
Balance, December 31, 2006	$828,660	$6,083	$5,287,923	$(69,188)	$92,963	$4,329	$6,150,770	$639,560
See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$560,140	$539,604	$592,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	413,162	346,775	253,822
Net gains from derivative positions, including (Sears Holdings, McDonalds and GMH)	(153,208)	(73,953)	(135,372)
Net gains on dispositions of wholly owned and partially owned assets other than depreciable real estate	(76,073)	(39,042)	(19,775)
Straight-lining of rental income	(62,655)	(50,064)	(61,473)
Minority limited partners’ interest in the Operating Partnership	58,700	66,755	88,091
Distributions of income from partially owned entities	35,911	40,152	16,740
Net gains on sale of real estate	(33,769)	(31,614)	(75,755)
Loss on early extinguishment of debt and write-off of unamortized financing costs	33,488	—	—
Amortization of below market leases, net	(23,814)	(13,797)	(14,570)
Perpetual preferred unit distributions of the Operating Partnership	21,848	48,102	68,408
Minority interest of partially owned entities	(20,173)	3,808	109
Write-off of issuance costs of preferred units redeemed	1,125	19,017	700
Other non-cash adjustments	954	—	—
Equity in income of partially owned entities, including Alexander’s and Toys	273	(54,691)	(51,961)
Costs of acquisitions and development not consummated	—	—	1,475
Changes in operating assets and liabilities:
Accounts receivable, net	24,373	(45,023)	(5,954)
Accounts payable and accrued expenses	60,348	54,808	87,346
Other assets	(62,224)	(44,934)	(77,974)
Other liabilities	46,262	(3,225)	14,659
Net cash provided by operating activities	824,668	762,678	681,433
Cash Flows from Investing Activities:
Acquisitions of real estate and other	(1,399,326)	(889,369)	(286,310)
Investments in notes and mortgage loans receivable	(363,374)	(307,050)	(330,101)
Investments in partially owned entities	(233,651)	(971,358)	(158,467)
Development costs and construction in progress	(233,492)	(176,486)	(139,669)
Additions to real estate	(198,215)	(68,443)	(117,942)
Proceeds from sales of, and return of investment in, marketable securities	173,027	115,974	—
Proceeds received from repayment of notes and mortgage loans receivable	172,445	383,050	174,276
Purchases of marketable securities	(153,914)	(242,617)	(59,714)
Proceeds received on settlement of derivatives (primarily Sears Holdings)	135,028	—	—
Distributions of capital from partially owned entities	114,041	136,764	287,005
Proceeds from sales of real estate	110,388	126,584	233,005
Deposits in connection with real estate acquisitions, including pre-acquisition costs	(82,753)	(18,991)	—
Cash restricted, including mortgage escrows	52,268	36,658	8,754
Acquisition of trade shows	(17,582)	—	—
Repayment of officers’ loans	8,600	—	—
Proceeds from Alexander’s loan repayment	—	124,000	—
Cash recorded upon consolidation of AmeriCold Realty Trust	—	—	21,694
Net cash used in investing activities	(1,916,510)	(1,751,284)	(367,469)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Cash Flows from Financing Activities:
Proceeds from borrowings	5,151,952	1,310,630	745,255
Repayments of borrowings	(1,544,076)	(398,957)	(702,823)
Proceeds from issuance of common shares	1,004,394	780,750	—
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(636,293)	—	—
Dividends paid on common shares	(537,298)	(524,163)	(379,480)
Repurchase of shares related to stock compensation arrangements and associated employee tax withholdings	(201,866)	—	—
Distributions to minority limited partners	(188,052)	(146,139)	(131,142)
Proceeds received from exercise of employee share options	77,873	52,760	61,935
Dividends paid on preferred shares	(57,606)	(34,553)	(21,920)
Redemption of perpetual preferred shares and units	(45,000)	(812,000)	(112,467)
Proceeds from issuance of preferred shares and units	43,819	470,934	510,439
Debt issuance costs	(37,192)	(15,434)	(5,021)
Net cash provided by (used in) financing activities	3,030,655	683,828	(35,224)
Net increase (decrease) in cash and cash equivalents	1,938,813	(304,778)	278,740
Cash and cash equivalents at beginning of year	294,504	599,282	320,542
Cash and cash equivalents at end of year	$2,233,317	$294,504	$599,282

Supplemental Disclosure of Cash Flow Information:

Cash payments for interest (including capitalized interest of $26,195, $15,582, and $8,718)	$454,391	$349,331	$253,791

Non-Cash Transactions:
Financing assumed in acquisitions	$303,703	$402,865	$34,100
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	(636,293)	—	—
Mortgage notes payable legally defeased	612,270	—	—
Conversion of Class A operating partnership units to common shares	26,386	149,141	308,332
Unrealized gain on securities available for sale		85,444	45,003
Class A units issued in connection with acquisitions	—	62,418	—
Increases in assets and liabilities on November 18, 2004 resulting from the consolidation of our investment in AmeriCold Realty Trust:
Real estate, net	—	—	1,177,160
Accounts receivable, net	—	—	74,657
Other assets	—	—	68,735
Notes and mortgages payable	—	—	733,740
Accounts payable and accrued expenses	—	—	100,554
Other liabilities	—	—	47,362
Minority interest	—	—	284,764

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). All references to “we,” “us,” “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership. Vornado is the sole general partner of, and owned approximately 89.9% of the common limited partnership interest in, the Operating Partnership at December 31, 2006.

At December 31, 2006, we own directly or indirectly:

Office Properties:

(i)          all or portions of 116 office properties aggregating approximately 31.7 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington, DC and Northern Virginia area;

Retail Properties:

(ii)         158 retail properties in 21 states, Washington, DC and Puerto Rico aggregating approximately 19.3 million square feet, including 3.3 million square feet owned by tenants on land leased from us;

Merchandise Mart Properties:

(iii)        9 properties in five states and Washington, DC aggregating approximately 9.2 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

(iv)        a 47.6% interest in AmeriCold Realty Trust which owns and operates 91 cold storage warehouses nationwide;

Toys “R” Us, Inc.:

(v)         a 32.9% interest in Toys “R” Us, Inc. which owns and/or operates 1,325 stores worldwide, including 587 toy stores and 248 Babies “R” Us stores in the United States and 490 toy stores internationally;

Other Real Estate Investments:

(vi)        32.8% of the common stock of Alexander’s, Inc. (NYSE: ALX) which has seven properties in the greater New York metropolitan area;

(vii)       the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space;

(viii)     mezzanine loans to real estate related companies; and

(ix)         interests in other real estate, including interests in other public companies that own and manage office, industrial and retail properties net leased to major corporations and student and military housing properties throughout the United States; 7 dry warehouse/industrial properties in New Jersey containing approximately 1.5 million square feet; and other investments and marketable securities.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Vornado Realty Trust and its majority-owned subsidiary, Vornado Realty L.P. All significant inter-company amounts have been eliminated. We account for unconsolidated partially owned entities on the equity method of accounting. See below for further details of our accounting policies regarding partially owned entities.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Significant Accounting Policies

Real Estate: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets. Additions to real estate include interest expense capitalized during construction of $26,195,000 and $15,582,000, for the years ended December 31, 2006 and 2005, respectively.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141: Business Combinations and SFAS No. 142: Goodwill and Other Intangible Assets, and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. Our properties, including any related intangible assets, are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable.

Partially Owned Entities: In determining whether we have a controlling interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. We have concluded that we do not control a partially owned entity, despite an ownership interest of 50% or greater, if the entity is not considered a variable interest entity and the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture. This is the case with respect to our 50% interests in Monmouth Mall, MartParc Wells, MartParc Orleans, H Street’s non-consolidated subsidiaries, Beverly Connection, 478-486 Broadway, 968 Third Avenue, West 57th Street properties and 825 Seventh Avenue. We account for investments on the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

Our investments in partially owned entities are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. The ultimate realization of our investments in partially owned entities is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Identified Intangible Assets and Goodwill: Upon an acquisition of a business we record intangible assets acquired at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

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

As of December 31, 2006 and 2005, the carrying amounts of our identified intangible assets are $304,252,000 and $192,375,000 and the carrying amounts of goodwill are $7,280,000 and $11,122,000, respectively. Such amounts are included in “other assets” on our consolidated balance sheets. In addition, we have $307,809,000 and $150,892,000 of identified intangible liabilities as of December 31, 2006 and 2005, which are included in “deferred credit” on our consolidated balance sheets.

Cash and Cash Equivalents: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents do not include cash escrowed under loan agreements and cash restricted in connection with an officer’s deferred compensation payable. Cash and cash equivalents include repurchase agreements collateralized by U.S. government obligations totaling $219,990,000 and $177,650,000 as of December 31, 2006 and 2005, respectively. The majority of our cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit of $100,000. We have not experienced any losses to date on our invested cash.

Allowance for Doubtful Accounts: We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Marketable Securities: We classify debt and equity securities which we intend to hold for an indefinite period of time as securities available-for-sale; equity securities we intend to buy and sell on a short term basis as trading securities; and mandatory redeemable preferred stock investments as securities held to maturity. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on securities available-for-sale are included as a component of shareholders’ equity and other comprehensive income. Realized gains or losses on the sale of securities are recorded based on specific identification.

At December 31, 2006 and 2005, marketable securities had an aggregate cost of $229,600,000 and $189,490,000 and an aggregate fair value of $316,727,000 and $276,146,000, of which $221,716,000 and $272,949,000 represent securities available for sale; and $95,011,000 and $3,197,000 represent securities held to maturity. Unrealized gains and losses were $87,258,000 and $131,000 at December 31, 2006, and $87,702,000 and $1,046,000 at December 31, 2005, respectively.

Notes and Mortgage Loans Receivable: We record notes and mortgage loans receivable at the stated principal amount less any discount or premium. We accrete or amortize any discounts or premiums over the life of the related loan receivable utilizing the effective interest method, or straight-line method if the result is not materially different. We evaluate the collectibility of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. As of December 31, 2006 and 2005, none of our notes and mortgage loans receivable are impaired.

Deferred Charges: Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense. Direct costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis, which approximates the effective interest rate method, in accordance with the terms of the agreements to which they relate.

Fair Value of Financial Instruments: We have estimated the fair value of all financial instruments reflected in the accompanying consolidated balance sheets at amounts which are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt). The carrying amount of our consolidated debt exceeded its fair value by approximately $90,356,000 at December 31, 2006, and was less than its fair value by approximately $50,058,000 at December 31, 2005. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our financial instruments.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Revenue Recognition: We have the following revenue sources and revenue recognition policies:

•

Base Rent — income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.

•

Percentage Rent — income arising from retail tenant leases that is contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with Staff Accounting Bulletin No. 104: Revenue Recognition, which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved).

•

Hotel Revenue — income arising from the operation of the Hotel Pennsylvania which consists of rooms revenue, food and beverage revenue, and banquet revenue. Income is recognized when rooms are occupied. Food and beverage and banquet revenue is recognized when the services have been rendered.

•	Trade Shows Revenue — income arising from the operation of trade shows, including rentals of booths. This revenue is recognized when the trade shows have occurred.

•

Expense Reimbursements — revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

•

Temperature Controlled Logistics revenue – income arising from our investment in AmeriCold. Storage and handling revenue are recognized as services are provided. Transportation fees are recognized upon delivery to customers.

•

Management, Leasing and Other Fees – income arising from contractual agreements with third parties or with partially owned entities. This revenue is recognized as the related services are performed under the respective agreements.

Derivative Instruments And Hedging Activities: SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Income Taxes: We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We distribute to our shareholders 100% of our taxable income and therefore, no provision for Federal income taxes is required. Dividend distributions for the year ended December 31, 2006 were characterized for Federal income tax purposes as 29% ordinary income, 14.8% long-term capital gain income and 56.2% return of capital. Dividend distributions for the year ended December 31, 2005 were characterized for Federal income tax purposes as 93.6% ordinary income and 6.4% long-term capital gain income. Dividend distributions for the year ended December 31, 2004 were characterized for Federal income tax purposes as 94.8% ordinary income and 5.2% long-term capital gain income.

We have elected to treat certain of our consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Other than the taxable REIT subsidiaries of AmeriCold, our taxable REIT subsidiaries had a combined current income tax liability of approximately $3,000,000 and $4,844,000 for the years ended December 31, 2006 and 2005, respectively, and have immaterial differences between the financial reporting and tax basis of assets and liabilities.

AmeriCold’s taxable REIT subsidiaries are accounted for using the asset and liability method, under which deferred income taxes are recognized for (i) temporary differences between the financial reporting and tax bases of assets and liabilities and (ii) operating loss and tax credit carry-forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred income tax assets are recognized only to the extent that it is more likely than not they will be realized based on consideration of available evidence, including tax planning strategies. As of December 31, 2006 and 2005, AmeriCold has recorded deferred income tax assets of $14,274,000 and $11,769,000, respectively, and deferred income tax liabilities of $7,603,000 and $8,236,000, respectively. The net amount of the deferred income tax assets and liabilities are included in “Other Assets” on our consolidated balance sheets.

The following table reconciles net income to estimated taxable income for the years ended December 31, 2006, 2005 and 2004.

(Amounts in thousands)	2006	2005	2004
Net income applicable to common shares	$502,629	$493,103	$570,997
Book to tax differences (unaudited):
Depreciation and amortization	118,364	93,301	85,153
Derivatives	(25,726)	(31,144)	(126,724)
Straight-line rent adjustments	(56,690)	(44,787)	(53,553)
Earnings of partially owned entities	72,534	31,591	47,998
Net gains on sale of real estate	(22,699)	(28,282)	(54,143)
Net gain on sale of a portion of investment in AmeriCold to Yucaipa	—	—	(26,459)
Stock options expense	(220,043)	(35,088)	(20,845)
Compensation deduction for units held in Rabbi Trust	(171,356)	—	—
Amortization of acquired below market leases, net of above market leases	(21,547)	(12,343)	(12,692)
Sears Canada dividend	(72,706)	75,201	—
Other	499	28,612	4,191
Estimated taxable income	$103,259	$570,164	$413,923

The net basis of our assets and liabilities for tax reporting purposes is approximately $3,898,470 lower than the amount reported in our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Income Per Share: Basic income per share is computed based on weighted average shares outstanding. Diluted income per share considers the effect of all potentially dilutive share equivalents, including outstanding employee stock options, restricted shares, warrants and convertible or redeemable securities.

Stock-Based Compensation: Our stock based compensation consists of awards to certain of our employees and officers and consist of stock options, restricted common shares, restricted Operating Partnership units and out-performance plan awards. The terms of each of these awards are described in Note 11 – Stock-Based Compensation. We account for all stock-based compensation in accordance with SFAS No. 123: Accounting for Stock-Based Compensation, as amended by SFAS No. 148: Accounting for Stock-Based Compensation - Transition and Disclosure and as revised by SFAS No. 123R: Share-Based Payment (“SFAS No. 123R”). We adopted SFAS No. 123R using the modified prospective application, on January 1, 2006.

Stock option awards

For stock option awards granted in 2003 and thereafter, we utilize a binomial valuation model and appropriate market assumptions to determine the value on the date of grant. Compensation expense for stock option awards is recognized on a straight-line basis over the vesting period, which is generally five years.

In 2002 and prior years, we accounted for stock option awards using the intrinsic value method. Under the intrinsic value method compensation cost was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the option granted. Because our policy is to grant options with an exercise price equal to the average of the high and low market price of our stock on the New York Stock Exchange (“NYSE”) on the grant date, no compensation cost was recognized for stock options granted prior to 2003. See Note 11. Stock-Based Compensation, for pro forma net income and pro forma net income per share for the years ended December 31, 2006, 2005 and 2004, assuming compensation cost for grants prior to 2003 was recognized as compensation expense based on the fair value at the grant dates.

Restricted stock and Operating Partnership awards

Restricted stock awards are valued using the average of the high and low market price of our stock on the NYSE on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period, which is generally three to five years. Dividends paid on unvested shares are charged to retained earnings. Dividends on shares that are canceled or terminated prior to vesting are charged to compensation expense in the period they are cancelled or terminated.

Restricted Operating Partnership unit awards are also valued using the average of the high and low market price of our stock on the NYSE on the date of grant, adjusted to include an estimated forfeiture factor which is based on our past history. Compensation expense is recognized over the five year vesting period using a graded vesting attribution model as these awards are subject to the satisfaction of a performance condition. Dividends paid on unvested units are charged to minority interest expense on our consolidated statements of operations. Dividends on units that are canceled or terminated prior to the satisfaction of the performance condition and vesting are charged to compensation expense in the period they are cancelled or terminated.

Out-performance plan awards

Out-performance plan awards are valued using a risk-free valuation model and appropriate market assumptions as of the date of grant, adjusted to include an estimated forfeiture factor which is based on our past history. Compensation expense is recognized over five years using a graded vesting attribution model as these awards are subject to the satisfaction of certain market and performance conditions, in addition to vesting.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments – An Amendment of SFAS No. 133 and No. 140 (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on our consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140 (“SFAS No. 156”). SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosures of income tax matters. The adoption of this standard on January 1, 2007 did not have a material effect on our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

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

In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006 did not have a material effect on our consolidated financial statements. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for the first fiscal period ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The adoption of SAB 108 on December 31, 2006 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions

Acquisitions:

We completed approximately $1,820,980,000 of real estate acquisitions and investments in 2006 and $2,379,750,000 in 2005. In addition, we made $356,000,000 of mezzanine loans during 2006 and $308,534,000 in 2005 (see Note 7. Notes and Mortgage Loans Receivable). These acquisitions were consummated through our subsidiaries. The related assets, liabilities and results of operations are included in our consolidated financial statements from their respective dates of acquisition. The pro forma effect of the individual acquisitions and in the aggregate were not material to our historical consolidated financial statements.

Acquisitions of individual properties are recorded as acquisitions of real estate assets. Acquisitions of businesses are accounted for under the purchase method of accounting. The purchase price for property acquisitions and businesses acquired is allocated to acquired assets and assumed liabilities using their relative fair values as of the acquisition date based on valuations and other pertinent market information. Initial valuations are subject to change until such information is finalized no later than 12 months from the consummation of an acquisition.

New York Office:

350 Park Avenue, New York City

On December 14, 2006, we acquired 350 Park Avenue for $542,000,000 in cash. The building occupies the entire westerly block front on Park Avenue between 51st and 52nd Streets and contains 538,000 square feet of office space. At closing, we completed a $430,000,000, five-year, interest-only financing secured by the property, which bears interest at 5.48%. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

100 West 33rd Street, New York City (the “Manhattan Mall”)

On January 11, 2007, we acquired the Manhattan Mall for approximately $689,000,000 in cash. This mixed-use property is located on the entire Sixth Avenue block-front between 32nd and 33rd Streets in Manhattan and contains approximately 1,000,000 square feet, including 812,000 square feet of office space and 164,000 square feet of retail space. Included as part of the transaction are 250,000 square feet of additional air rights. The property is adjacent to our 1,400,000 square foot Hotel Pennsylvania. At closing, we completed a $232,000,000 financing secured by the property, which bears interest at LIBOR plus 0.55% and matures in two years with three one-year extension options. The operations of the office component of the property will be included in the New York Office segment and the operations of the retail component will be included in the Retail segment. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions - continued

Washington, DC Office:

Bowen Building, Washington, DC

On June 13, 2005, we acquired the 90% that we did not already own of the Bowen Building for $119,000,000, consisting of $63,000,000 in cash and $56,000,000 of existing mortgage debt. This class A office building is located at 875 15th Street N.W. in the Central Business District of Washington, DC and contains 231,000 square feet of office space. We consolidate the accounts of this property into our consolidated financial statements from the date of this acquisition.

Rosslyn Plaza, Rosslyn, Virginia

On December 20, 2005, we acquired a 46% partnership interest in, and became co-general partner of, partnerships that own a complex in Rosslyn, Virginia, containing four office buildings with an aggregate of 714,000 square feet and two apartment buildings containing 195 rental units. The consideration for the acquisition consisted of 734,486 newly issued Operating Partnership units (valued at $61,814,000 at acquisition) and $27,300,000 for our pro-rata share of existing debt. Of the partnership interest acquired, 19% was from Robert H. Smith and Robert P. Kogod, trustees of Vornado, and their family members, representing all of their interest in the partnership. This investment is accounted for under the equity method.

Warner Building, Washington, DC

On December 27, 2005, we acquired the 95% interest that we did not already own in the Warner Building for $319,000,000, consisting of $170,000,000 in cash and $149,000,000 of existing mortgage and other debt. This Class A property is located at 1299 Pennsylvania Avenue three blocks from the White House and contains 560,000 square feet of office space. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

BNA Complex, Washington, DC

On February 17, 2006, we entered into an agreement to sell our 277,000 square foot Crystal Mall Two office building located in Crystal City, Virginia, to The Bureau of National Affairs, Inc. (“BNA”), for use as its corporate headquarters, subject to the build-out of tenant improvements to agreed-upon specifications. Simultaneously, we agreed to acquire a three building complex from BNA containing approximately 300,000 square feet, located in Washington, DC’s West End between Georgetown and the Central Business District. We will receive sales proceeds of approximately $100,000,000 for Crystal Mall Two and recognize a net gain on sale of approximately $23,000,000. We will pay BNA $111,000,000 in cash for the three building complex. One of the buildings, containing 130,000 square feet, will remain an office building, while the other two buildings will be redeveloped into residential condominiums or apartment rentals. These transactions are expected to close in the second half of 2007.

1925 K Street, Washington, DC

On April 13, 2006, we acquired the 92.65% interest that we did not already own of 1925 K Street for $52,800,000, consisting of $34,600,000 in cash and $18,200,000 of existing mortgage debt. This property is located in the Central Business District of Washington, DC and contains 150,000 square feet of office space. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition. We plan to redevelop this property into a 250,000 square foot Class A office building at a cost of approximately $90,000,000. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition. Mitchell N. Schear, President of our Washington, DC Office division, received $3,675,000 for his share of the proceeds as a partner of the selling entity.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions - continued

H Street Building Corporation (“H Street”)

On July 20, 2005, we acquired H Street for approximately $246,600,000, consisting of $194,500,000 in cash and $52,100,000 for our pro rata share of existing mortgage debt. H Street owns, directly or indirectly through stock ownership in corporations, a 50% interest in real estate assets located in Pentagon City, Virginia, including 34 acres of land leased to various residential and retail operators, a 1,670 unit apartment complex, 10 acres of land and two office buildings located in Washington, DC containing 577,000 square feet. We consolidate the accounts of H Street into our consolidated financial statements from the date of acquisition.

On July 22, 2005, two corporations owned 50% by H Street filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that we encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships. The complaint seeks an unspecified amount of damages and a rescission of our acquisition of H Street. On September 12, 2005, we filed a complaint against each of those corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages. In addition, on July 29, 2005, a tenant under ground leases for which one of these 50%-owned corporations is landlord brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the acquisition of H Street violated a provision giving them a right of first offer and seeks rescission of our acquisition, the right to acquire H Street for the price paid by us and/or damages. On July 14, 2006, we filed a counterclaim against the tenant asserting that the tenant and the other owner of the 50%-owned ground landlord deliberately excluded H Street from negotiating and executing a purported amendment to the agreement to lease when H Street’s consent and execution was required and, consequently, that the amended agreement and the related ground leases are invalid, the tenant is in default under the ground leases and the ground leases are void and without any effect. As of February 1, 2007, discovery is substantially complete and we are awaiting a trial date. We believe that the actions filed against us are without merit and that we will ultimately be successful in defending against them.

Prior to June 30, 2006, the two 50% owned entities that are contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their earnings. During the second half of 2006, based on the financial information they provided to us, we recognized equity in net income of $11,074,000 from these entities, of which $3,890,000 represented our 50% share of their earnings for the period from July 20, 2005 (date of acquisition) to December 31, 2005.

Retail:

Beverly Connection, Los Angeles, California

On March 5, 2005, we acquired a 50% interest in a venture that owns Beverly Connection, a two-level urban shopping center, containing 322,000 square feet, located in Los Angeles, California for $10,700,000 in cash. We also provided the venture with a $59,500,000 first mortgage loan which bore interest at 10% through its scheduled maturity in February 2006 and $35,000,000 of preferred equity yielding 13.5% for up to a three-year term, which is subordinate to $37,200,000 of other preferred equity and debt. On February 11, 2006, $35,000,000 of our loan to the venture was converted to additional preferred equity on the same terms as our existing preferred equity and the maturity date of the loan was extended. On June 30, 2006, the venture completed a $100,000,000 refinancing and repaid to us the remaining $24,500,000 balance of the loan. The venture’s new loan bears interest at LIBOR (capped at 5.5%) plus 2.20% (7.5% as of December 31, 2006) and matures in July 2008 with 3 one-year extension options. The venture is redeveloping the existing retail and plans, subject to governmental approvals, to develop residential condominiums and assisted living facilities. This investment is accounted for under the equity method.

Westbury Retail Condominium, New York City

On May 20, 2005, we acquired the retail condominium of the former Westbury Hotel in Manhattan for $113,000,000 in cash. Simultaneously with the closing, we completed an $80,000,000 mortgage financing secured by the property, which bears interest at 5.292% and matures in 2018. The property contains approximately 17,000 square feet of retail space. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions - continued

40 East 66th Street, New York City

On July 25, 2005, we acquired 40 East 66th Street for $158,000,000 in cash. The property is located at Madison Avenue and East 66th Street in Manhattan and contains 37 rental apartments with an aggregate of 85,000 square feet, and 10,000 square feet of retail space. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition. The rental apartment operations are included in the Other segment and the retail operations are included in the Retail segment.

Broadway Mall, New York

On December 27, 2005, we acquired the Broadway Mall for $152,500,000, consisting of $57,600,000 in cash and a $94,900,000 existing mortgage. The mall is located on Route 106 in Hicksville, Long Island, New York, contains 1.2 million square feet, of which we own 1.0 million square feet, and is anchored by Macy’s, Ikea, Multiplex Cinemas and Target. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

San Francisco Bay Area Properties

On January 10, 2006, we acquired four properties for approximately $72,000,000 in cash. The properties are located in the San Francisco Bay area and contain a total of 189,000 square feet of retail and office space. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

Springfield Mall, Virginia

On January 31, 2006, we acquired an option to purchase the Springfield Mall for $35,600,000, of which we paid $14,000,000 in cash upon the closing and $10,000,000 in installments during 2006. The remainder of $11,600,000 will be paid in installments over the next three years. The mall, located on 79 acres at the intersection of Interstate 95 and Franconia Road in Springfield, Virginia, contains 1.4 million square feet and is anchored by Macy’s, and J.C. Penney and Target who own their stores aggregating 389,000 square feet. We intend to redevelop, reposition and re-tenant the mall and have committed to spend $25,000,000 in capital expenditures over a six-year period from the closing of the option agreement. The option becomes exercisable upon the passing of one of the existing principals of the selling entity and may be deferred at our election through November 2012. Upon exercise of the option, we will pay $80,000,000 to acquire the mall, subject to the existing mortgage of $180,000,000, which will be amortized to $149,000,000 at maturity in 2013. Upon closing of the option on January 31, 2006, we acquired effective control of the mall, including management of the mall and right to the mall’s net cash flow. Accordingly, we consolidate the accounts of the mall into our consolidated financial statements pursuant to the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). We have a 2.5% minority partner in this transaction.

San Jose, California Ground-up Development

On March 29, 2006, a joint venture, in which we have a 45% equity interest and are a co-managing partner, acquired 55 acres of land in San Jose, California for approximately $59,600,000. The purchase price was funded with $20,643,000 of cash contributed by the partners, of which our share was $9,289,000, and $38,957,000 drawn on a $117,000,000 acquisition/construction loan. The remainder of the loan will be used to fund the development of 325,000 square feet of retail space and site work for Home Depot and Target who will construct their own stores. Upon completion of the development we have an option to acquire our partner’s 55% equity interest at a 7% unlevered yield.

1540 Broadway, New York City

On July 11, 2006, we acquired the retail, signage and parking components of 1540 Broadway for approximately $260,000,000 in cash. This property is located in Times Square between 45th and 46th Street and contains 154,000 square feet of retail space. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions - continued

Toys “R” Us Stores

On September 14, 2006, we entered into an agreement to purchase up to 44 previously closed Toys “R” Us stores for up to $190,000,000. On October 16, 2006, we completed the first phase of the agreement by acquiring 37 stores for $171,000,000 in cash. These properties, of which 18 are owned in fee, 8 are ground leased and 11 are space leased, aggregate 1.5 million square feet and are primarily located in seven east coast states, Texas and California. Of these properties, 25 are leased or subleased to other retailers and 12 are currently vacant. All of these stores were part of the store closing program announced by Toys “R” Us (“Toys”) in January 2006. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition. Our $9,377,000 share of Toys’ net gain on this transaction was recorded as an adjustment to the basis of our investment in Toys and was not recorded as income.

We expect to purchase six of the remaining stores by the end of the second quarter of 2007, subject to landlords’ consent, where applicable, and customary closing conditions. The seventh store we had agreed to purchase was sold by Toys to a third party.

Bruckner Plaza, Bronx, New York

On January 11, 2007, we acquired the Bruckner Plaza shopping center and an adjacent parcel containing 114,000 square feet which is ground leased to a third party for approximately $165,000,000 in cash. The property is located on Bruckner Boulevard in the Bronx, New York and contains 386,000 square feet of retail space. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Merchandise Mart:

Boston Design Center, Boston, Massachusetts

On December 28, 2005, we acquired the Boston Design Center for $96,000,000, consisting of $24,000,000 in cash and $72,000,000 of existing mortgage debt. This property is located in South Boston, Massachusetts and contains 552,500 square feet. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Temperature Controlled Logistics:

Refrigerated Warehouses

On August 31, 2006, AmeriCold Realty Trust (“AmeriCold”) entered into a definitive agreement to acquire from ConAgra Foods, Inc. (“ConAgra Foods”) four refrigerated warehouse facilities and the lease on a fifth facility, with an option to purchase. These five warehouses contain a total of 1.7 million square feet and 48.9 million cubic feet. The aggregate purchase price is approximately $190,000,000, consisting of $152,000,000 in cash to ConAgra Foods and $38,000,000 representing the recording of a capital lease obligation for the fifth facility. During the fourth quarter of 2006, AmeriCold completed the acquisition of two of these facilities and assumed the leasehold on the fifth facility and the related capital lease obligation. In January 2007, AmeriCold completed the acquisition of the third facility. The acquisition of the fourth facility is expected to be completed during the first half of 2007. We consolidate these properties into our consolidated financial statements from the date of acquisition.

Toys “R” Us (“Toys”):

On July 21, 2005, a joint venture owned equally by us, Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys for $26.75 per share in cash or approximately $6.6 billion. In connection therewith, we invested $428,000,000 of the $1.3 billion of equity in the venture, consisting of $407,000,000 in cash and $21,000,000 in Toys common shares held by us. This investment is accounted for under the equity method. See footnote 6 – Investments in Partially Owned Entities for further details.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions - continued

Other:

220 Central Park South, New York City

On August 26, 2005, a joint venture in which we have a 90% interest, acquired 220 Central Park South for $136,550,000. We and our partner invested cash of $43,400,000 and $4,800,000, respectively, in the venture to acquire the property. The venture obtained a $95,000,000 mortgage loan which bore interest at LIBOR plus 3.50%. On November 7, 2006, we completed a $130,000,000 refinancing of our 220 Central Park South property. The loan has two tranches, the first tranche of $95,000,000 bears interest at LIBOR (capped at 5.50%) plus 2.35% (7.67% as of December 31, 2006) and the second tranche can be drawn up to $35,000,000 and bears interest at LIBOR (capped at 5.50%) plus 2.45% (7.77% as of December 31, 2006). As of December 31, 2006 approximately $27,990,000 has been drawn on the second tranche. The property contains 122 rental apartments with an aggregate of 133,000 square feet and 5,700 square feet of commercial space. We consolidate the accounts of the venture into our consolidated financial statements from the date of acquisition.

India Real Estate Investments

On December 12, 2006, we contributed $71,500,000 in cash for a 50% interest in a joint venture that owns 263 acres of land in a special economic zone in the national capital region of India. The venture plans to develop residential, office and retail buildings on the site in three phases over the next nine years. In 2005, we contributed $16,700,000 in cash for a 25% interest in a joint venture formed for the purpose of investing in, and developing, other real estate properties in India. These investments are accounted for under the equity method.

Filene’s, Boston, Massachusetts

On January 26, 2007, a joint venture in which we have a 50% interest, acquired the Filene’s property located in the Downtown Crossing district of Boston, Massachusetts for approximately $100,000,000 in cash, of which our share was $50,000,000. This investment is accounted for under the equity method. The venture plans to redevelop the property to include over 1,200,000 square feet, consisting of office, retail, condominium apartments and a hotel. The project is subject to governmental approvals.

Other

In addition to the acquisitions and investments described above, we made $727,480,000 of other acquisitions and investments during 2006 and 2005 in 33 separate transactions, comprised of $602,980,000 in cash and $124,500,000 of existing mortgage debt.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions - continued

Dispositions:

On June 29, 2004, we sold our Palisades Residential Complex for $222,500,000, which resulted in a net gain on sale of $65,905,000. Substantially all of the proceeds from the sale were reinvested in tax-free “like kind” exchange investments in accordance with Section 1031 of the Internal Revenue Code (“Section 1031”). On February 27, 2004, we acquired the remaining 25% interest in the Palisades venture that we did not previously own for approximately $17,000,000 in cash.

On August 12, 2004, we sold our Dundalk, Maryland shopping center for $12,900,000, which resulted in a net gain on sale of $9,850,000. Substantially all of the proceeds from the sale have been reinvested in tax-free “like-kind” exchange investments in accordance with Section 1031.

On April 21, 2005, we, through our 85% owned joint venture, sold 400 North LaSalle, a 452-unit high-rise residential tower in Chicago, Illinois, for $126,000,000, which resulted in a net gain on sale of $31,614,000. All of the proceeds from the sale have been reinvested in tax-free “like-kind” exchange investments in accordance with Section 1031.

On March 13, 2006, we sold 424 Sixth Avenue, a 10,000 square foot retail property located in New York City, for $22,000,000, which resulted in a net gain of $9,218,000.

On March 14, 2006, we sold 33 North Dearborn Street, a 336,000 square foot office building located in Chicago, Illinois, for $46,000,000, which resulted in a net gain of $4,835,000. All of the proceeds from the sale have been reinvested in tax-free “like-kind” exchange investments in accordance with Section 1031.

On June 22, 2006, we sold 1919 South Eads Street, a 96,000 square foot office building located in Arlington, Virginia, for $38,400,000, which resulted in a net gain of $17,609,000. All of the proceeds from the sale have been reinvested in tax-free “like-kind” exchange investments in accordance with Section 1031.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions - continued

Net gains on disposition of wholly-owned and partially owned assets other than depreciable real estate:

(Amounts in thousands)	For the Years Ended December 31,
Wholly owned:	2006	2005	2004
Net gain (loss) on sales of marketable securities, including Prime Group in 2005	$76,073	$25,346	$(159)
Net gain on disposition of senior preferred investment in 3700 Las Vegas Boulevard	—	12,110	—
Net gain on sales of land parcels, condominiums and other	—	1,586	776
Partially owned:
Net gain on sale of a portion of investment in AmeriCold to Yucaipa	—	—	18,789
Other	—	—	369
	$76,073	$39,042	$19,775

On December 30, 2005, we sold our $3,050,000 senior preferred equity in 3700 Associates LLC, which owns 3700 Las Vegas Boulevard, a development land parcel, and recognized a net gain of $12,110,000. In addition, the purchaser repaid our $5,000,000 senior mezzanine loan to the venture.

On July 1, 2005, a third party acquired all of Prime Group Realty Trust’s (NYSE: PGE) outstanding common shares and limited partnership units for $7.25 per share or unit. In connection therewith, we recognized a gain of $9,017,000, representing the difference between the purchase price and the carrying amount of the 3,972,447 common shares we owned.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Discontinued Operations

During the first quarter of 2006, we classified our 33 North Dearborn Street and 424 Sixth Avenue properties as discontinued operations and in the second quarter of 2006 we classified our 1919 South Eads property as discontinued operations in accordance with the provisions of SFAS No. 144 and reported revenues and expenses related to the properties as discontinued operations and the related assets and liabilities as assets and liabilities related to discontinued operations for all periods presented in the accompanying consolidated financial statements. Because of the requirement to build-out Crystal Mall Two to agreed upon specifications, we have not classified the building as discontinued operations in accordance with the provisions of SFAS No. 144.

Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation. The following table sets forth the balances of the assets related to discontinued operations as of December 31, 2006 and 2005:

(Amounts in thousands)	December 31,
	2006	2005
Vineland	$908	$908
424 Sixth Avenue	—	11,870
33 North Dearborn Street	—	43,148
1919 South Eads Street	—	20,435
	$908	$76,361

The following table sets forth the balances of the liabilities related to discontinued operations (primarily mortgage notes payable) as of December 31, 2006 and 2005.

(Amounts in thousands)	December 31,
	2006	2005
33 North Dearborn Street	$—	$1,050
1919 South Eads Street	—	11,781
	$—	$12,831

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

(Amounts in thousands)	December 31,
	2006	2005	2004
Total revenues	$2,464	$15,374	$27,364
Total expenses	2,825	11,473	21,874
Net (loss) income	(361)	3,901	5,490
Net gains on sale of real estate	33,769	31,614	75,755
Income from discontinued operations, net of minority interest	$33,408	$35,515	$81,245

See Note 3 – Acquisition and Dispositions for details of net gains on sale of real estate related to discontinued operations in the years ended December 31, 2006, 2005 and 2004.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Derivative Instruments and Related Marketable Securities

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

We own 858,000 common shares of McDonalds as of December 31, 2006 which we acquired in July 2005 for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on our consolidated balance sheets and are classified as “available for sale.” Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of our consolidated balance sheets and not recognized in income. At December 31, 2006, based on McDonalds’ closing stock price of $44.33 per share, $12,688,000 of appreciation in the value of these shares is included in “accumulated other comprehensive income” on our consolidated balance sheets.

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

In the three months ended March 31, 2006, we sold 2,119,500 of the option shares in the derivative position at a weighted average sales price of $35.49. In the three months ended June 30, 2006, we acquired an additional 1,250,000 option shares at a weighted average purchase price of $33.08. As of December 31, 2006, there are 13,696,000 option shares in the derivative position with an adjusted weighted average strike price of $32.70 per share or an aggregate of $447,822,000. For the year ended December 31, 2006, we recognized a net gain of $138,815,000, representing the mark-to-market of the shares in the derivative to $44.33 per share, net of the expense resulting from the LIBOR charges.

Our aggregate net gain from inception of this investment in 2005 through December 31, 2006 is $168,557,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Derivative Instruments and Related Marketable Securities - continued

Investment in Sears, Roebuck and Co. (“Sears”)

In August and September 2004, we acquired an economic interest in 7,916,900 Sears common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on Sears common shares. These call and put options had an initial weighted-average strike price of $39.82 per share, or an aggregate of $315,250,000. Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points and is credited for the dividends received on the shares. The options provide us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points. Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income.

On March 30, 2005, as a result of the merger between Sears and Kmart and pursuant to the terms of the contract, our derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings, Inc. (“Sears Holdings”) (NYSE: SHLD) valued at $323,936,000 based on the then closing share price of $130.00 and $146,663,000 of cash. As a result, we recognized a net gain of $58,443,000 based on the fair value of the derivative position on March 30, 2005. In 2005 we sold 402,660 of the option shares at a weighted average sales price of $124.44 per share. In the first quarter of 2006, we settled the entire derivative position by selling the remaining 2,089,159 option shares at a weighted average sales price of $125.43 which resulted in a net gain of $18,611,000, comprised of $20,673,000 from the remaining option shares sold, partially offset by $2,062,000 of expense resulting from the increase in strike price for the LIBOR charge.

Our aggregate net gain realized from inception of this investment in 2004 through settlement was $142,877,000.

Investment in Sears Canada, Inc. (“Sears Canada”)

On April 3, 2006, we tendered the 7,500,000 Sears Canada shares we owned to Sears Holdings at the increased tender price of Cdn. $18.00 per share (the equivalent at that time of US $15.68 per share), which resulted in a net gain of $55,438,000 representing the difference between the tender price, and our carrying amount of $8.29 per share. The net gain is reflected as a component of “net gain on disposition of wholly-owned and partially owned assets other than depreciable real estate” on our consolidated statement of income. Together with income recognized in the fourth quarter of 2005 that resulted from a Sears Canada special dividend, the aggregate net gain from inception in 2005 on our $143,737,000 investment was $78,323,000. If at any time on or before December 31, 2008 Sears Canada or any of its affiliates pays more than Cdn. $18.00 per share to acquire Sears Canada common shares from third parties, we will be entitled to receive the difference as additional consideration for the shares we sold.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Derivative Instruments and Related Marketable Securities - continued

GMH Communities L.P. Stock Purchase Warrants

In July 2004, we made an investment in GMH Communities L.P. (“GMH”) which is described in detail in Note 6 - Investments in Partially Owned Entities. As part of our investment, we purchased for $1,000,000, warrants to acquire GMH common equity. The warrants entitled us to acquire (i) 6,666,667 limited partnership units in GMH at an exercise price of $7.50 per unit and (ii) 5,496,724 limited partnership units at an exercise price of $9.10 per unit, through May 2, 2006 and are adjusted for dividends declared by GMH Communities Trust (NYSE: GCT) (“GCT”). The warrants were accounted for as derivative instruments that did not qualify for hedge accounting treatment. Accordingly, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period were recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income.

On November 3, 2004, we exercised our first tranche of warrants to acquire 6,666,667 limited partnership units at a price of $7.50 per unit, or an aggregate of $50,000,000. On May 2, 2006, the date our remaining GMH warrants were to expire, we received 1,817,247 GCT common shares through an automatic cashless exercise. The amount of the shares received was equal to the excess of GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006 and the $8.22 exercise price, divided by GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006, then multiplied by 6,085,180 warrants.

For the year ended December 31, 2006, we recognized a net loss of $16,370,000, the difference between the value of the GCT common shares received on May 2, 2006 and GCT’s closing share price of $15.51 on December 31, 2005. For the years ended December 31, 2005, we recognized income of $14,079,000 from the mark-to-market of these warrants which were valued using a trinomial option pricing model based on GCT’s closing stock price on the NYSE of $15.51 and $14.10 per share on December 31, 2005 and 2004, respectively. For the year ended December 31, 2004, we recognized income aggregating $53,690,000, of which $29,500,000 represented a net gain on conversion of the first tranche of warrants on November 3, 2004, and $24,190,000 represented income from the mark-to-market of the remaining warrants based on GCT’s closing stock price on the NYSE of $14.10 per share on December 31, 2004. From inception of our investment in the warrants, including the first tranche of warrants exercised on November 3, 2004, we recognized an aggregate net gain of $51,399,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments and advances to Partially Owned Entities

Our investments and advances to partially owned entities as of December 31, 2006 and 2005 and income recognized from such investments for the years ended December 31, 2006, 2005 and 2004 are as follows:

Balance Sheet Data:

(Amounts in thousands)	Percentage Ownership
	As of	As of December 31,
	December 31, 2006	2006	2005
Investments:
Toys “R” Us (see page 157)	32.9%	$317,145	$425,830

H Street non-consolidated subsidiaries (see page 142)	50%	$207,353	$196,563
The Lexington Master Limited Partnership (“Lexington MLP”), formerly The Newkirk Master Limited Partnership and affiliates (“Newkirk MLP”) (see page 160)	7.4%	184,961	172,488
Partially owned office buildings (1)	(1)	150,954	100,105
GMH Communities L.P. (see page 159)	13.5%	103,302	90,103
Alexander’s (see page 158)	32.8%	82,113	105,241
Beverly Connection (see page 142)	50%	82,101	103,251
India real estate ventures (see page 145)	25%-50%	93,716	16,332
Other		231,169	159,940
		$1,135,669	$944,023

____________________________

(1)

Includes interests in 330 Madison Avenue (25%), 825 Seventh Avenue (50%), Fairfax Square (20%), Kaempfer equity interests in three office buildings (2.5% to 5.0%), Rosslyn Plaza (46%) and West 57th Street properties (50%).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued

Below is a summary of the debt of partially owned entities as of December 31, 2006 and 2005, none of which is recourse to us.

	100% of Partially Owned Entities Debt
(Amounts in thousands)	December 31, 2006	December 31, 2005
Toys (32.9% interest):
$1.3 billion senior credit facility, due 2008, LIBOR plus 3.00% (8.35% at December 31, 2006)	$1,300,000	$—
$2.0 billion credit facility, due 2010, LIBOR plus 1.00%-3.75% (weighted average rate of 6.97% at December 31, 2006)	836,000	1,160,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (9.57% at December 31, 2006)	800,000	—
Mortgage loan, due 2007, LIBOR plus 1.30% (6.65% at December 31, 2006)	800,000	800,000
Senior U.K. real estate facility, due 2013, 4.56% plus 0.28% to 1.50% (5.02% at December 31, 2006)	676,000	—
7.625% bonds, due 2011 (Face value – $500,000)	477,000	475,000
7.875% senior notes, due 2013 (Face value – $400,000)	369,000	366,000
7.375% senior notes, due 2018 (Face value – $400,000)	328,000	324,000
Toys “R” Us - Japan short-term borrowings, 2006, tiered rates (weighted average rate of 0.72% at December 31, 2006)	285,000	—
8.750% debentures, due 2021 (Face value – $200,000)	193,000	193,000
Multi-currency revolving credit facility, due 2010, LIBOR plus 1.50%-2.00% (weighted average rate of 6.35% at December 31, 2006)	190,000	—
Spanish real estate facility, due 2013, 1.50% plus EURIBOR (4.51% at December 31, 2006)	171,000	—
Toys “R” Us - Japan bank loans, due 2010-2014, 1.20%-2.80%	156,000	—
Junior U.K. real estate facility, due 2013, LIBOR plus 2.25% (6.81% at December 31, 2006)	118,000	—
French real estate facility, due 2013, 1.50% plus EURIBOR (4.51% at December 31, 2006)	83,000	—
Note at an effective cost of 2.23% due in semi-annual installments through 2008	50,000	82,000
$200 million asset sale facility, due 2008, LIBOR plus 3.00% - 4.00% (8.85% at December 31, 2006)	44,000	—
$1.9 billion bridge loan, due 2012, LIBOR plus 5.25%	—	1,900,000
$1.0 billion senior facility, LIBOR plus 1.50%	—	1,035,000
6.875% bonds, due 2006 (Face value – $250,000)	—	253,000
Other	39,000	32,000
	6,915,000	6,620,000
Alexander’s (32.8% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable without penalty)	393,233	400,000
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty)	320,000	320,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	207,130	210,539
Rego Park mortgage note payable, due in June 2009, with interest at 7.25% (prepayable without penalty after March 2009)	80,135	80,926
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,068,498	1,079,465
Lexington MLP (formerly Newkirk MLP) (7.4% interest in 2006 and 15.8% interest in 2005): Portion of first mortgages collateralized by the partnership’s real estate, due from 2006 to 2024, with a weighted average interest rate of 6.32% at December 31, 2006 (various prepayment terms)	2,101,104	742,879

GMH (13.5% interest in 2006 and 11.3% interest in 2005): Mortgage notes payable, collateralized by 59 properties, due from 2007 to 2024, with a weighted average interest rate of 5.17% (various prepayment terms)	957,788	688,412

H Street non-consolidated entities (50% interest): Mortgage notes payable, collateralized by 6 properties, due from 2006 to 2029 with a weighted average interest rate of 6.93% at December 31, 2006	351,584	—

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities – continued

(Amounts in thousands)	100% of Partially Owned Entities Debt
Partially owned office buildings:	December 31, 2006	December 31, 2005
Kaempfer Properties (2.5% to 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2011 to 2031, with a weighted average interest rate of 6.63% at December 31, 2006 (various prepayment terms)	$145,640	$166,460
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	65,178	66,235
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	22,159	22,484
Rosslyn Plaza (46% interest) mortgage note payable, due in November 2007, with interest at 7.28% (prepayable without penalty)	57,396	58,120
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	—

Verde Realty Master Limited Partnership (6.39% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2006 to 2025, with a weighted average interest rate of 5.75% at December 31, 2006 (various prepayment terms)	311,133	176,345

Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable with yield maintenance)	165,000	165,000

Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2006 to 2015, with a weighted average interest rate of 5.71% at December 31, 2006 (various prepayment terms)	201,556	159,573

San Jose, California Ground-up Development (45% interest) construction loan, due in March 2009, with a one-year extension option and interest at 7.13% (LIBOR plus 1.75%)	50,659	—

Beverly Connection (50% interest) mortgage and mezzanine loans payable, due in February 2008 and July 2008, with a weighted average interest rate of 10.02%, $70,000 of which is due to Vornado (prepayable with yield maintenance)	170,000	69,003

TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2008 to 2013, with a weighted average interest rate of 9.17% at December 31, 2006 (various prepayment terms)	45,601	40,239

478-486 Broadway (50% interest) mortgage note payable, due October 2007, with interest at 8.53% (LIBOR plus 3.15%) (prepayable with yield maintenance)	20,000	20,000

Wells/Kinzie Garage (50% interest) mortgage note payable, due in June 2009, with interest at 7.03%	14,756	15,067

Orleans Hubbard Garage (50% interest) mortgage note payable, due in April 2009, with interest at 7.03%	9,257	9,455

Other	23,656	24,426

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $3,323,007 and $3,002,346 as of December 31, 2006 and 2005, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued
Income Statement Data:	For the Years Ended December 31,
(Amounts in thousands)	2006	2005	2004
Toys:
32.9% share of equity in net loss (1)	$(56,218)	$(46,789)	$—
Interest and other income	8,698	6,293	—
	$(47,520)	$(40,496)	$—
Alexander’s:
32.8% share of:
Equity in net income before net gain on sale of condominiums and stock appreciation rights compensation expense	$19,120	$15,668	$13,701
Net gain on sale of condominiums	4,580	30,895	—
Stock appreciation rights compensation expense	(49,043)	(9,104)	(25,340)
Equity in net (loss) income	(25,343)	37,459	(11,639)
Interest income	—	6,122	8,642
Development and guarantee fees	725	6,242	3,777
Management and leasing fee income	10,088	9,199	7,800
	$(14,530)	$59,022	$8,580

Newkirk MLP:
15.8% share of equity in net income (2)	$34,459	$10,196	$24,041
Interest and other income (3)	—	9,154	11,396
	34,459	19,350	35,437

H Street non-consolidated entities:
50% share of equity in net income (4)	11,074	—	—

Beverly Connection:
50% share of equity in net loss	(8,567)	(4,790)	—
Interest and other income	10,837	8,303	—
	2,270	3,513	—

GMH Communities L.P.:
13.5% share of equity in net (loss) income	(1,013)	1,528	—

Other	14,987	11,774 (5)	7,944 (6)
	$61,777	$36,165	$43,381

_________________________

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities – continued
Notes to preceding tabular information (in thousands):

(1)

The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.9% share of Toys’ net income or loss on a one-quarter lag basis.

(2)

The year ended December 31, 2006 includes (i) a $10,362 net gain recognized as a result of the acquisition of Newkirk by Lexington and (ii) $10,842 for our share of Newkirk MLP’s net gains on sale of real estate. The year ended December 31, 2005 includes (i) $9,455 for our share of losses on the early extinguishment of debt and write-off of related deferred financing costs, (ii) $6,602 for our share of impairment losses, partially offset by (iii) $4,236 for our share of net gains on sale of real estate.

(3)

The year ended December 31, 2005 includes $16,053 for our share of net gains on disposition of T-2 assets and $8,470 for our share of expense from payment of Newkirk MLP’s promoted obligation to its partner.

(4)

We account for our investment in H Street partially owned entities on the equity method on a one-quarter lag basis. Prior to June 30, 2006, two 50% owned entities that are contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their earnings. During the year ended December 31, 2006, based on the financial information provided to us, we recognized equity in net income of $11,074 from these entities, of which $3,890 represents our 50% share of their earnings for the period from July 20, 2005 (date of acquisition) to December 31, 2005.

(5)

On August 11, 2005, in connection with the repayment of our preferred equity investment, the Monmouth Mall joint venture paid us a prepayment penalty of $4,346, of which $2,173 was recognized as income from partially owned entities in the year ended December 31, 2005.

(6)

Includes $5,641 for our 60% share of AmeriCold’s equity in net income and management fees through November 17, 2004. We began to consolidate our investment in AmeriCold on November 18, 2004, and no longer account for it on the equity method.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued

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

In the first quarter of 2006, Toys closed 87 Toys “R” Us stores in the United States as a result of its store-closing program. Toys incurred restructuring and other charges aggregating approximately $127,000,000 before tax, which includes $44,000,000 for the cost of liquidating the inventory. Of this amount, $94,000,000 was recognized in Toys’ fourth quarter ending January 28, 2006 and $33,000,000 was recorded in Toys’ first quarter ending April 29, 2006. Our 32.9% share of the $127,000,000 charge is $42,000,000, of which $27,300,000 had no income statement effect as a result of purchase price accounting and the remaining portion relating to the cost of liquidating inventory of approximately $9,100,000 after-tax, was recognized as an expense as part of our equity in Toys’ net income in the first quarter of 2006.

On July 19, 2006, Toys completed a financing, consisting of an $804,000,000, six-year term loan bearing interest at LIBOR plus 4.25% (9.57% at December 31, 2006) and a $200,000,000, two-year term loan bearing interest at an initial rate of LIBOR plus 3.00% (8.85% at December 31, 2006) for the first three months (increasing to 3.50% for the next three months and then to 4.00% for the remainder of the term). The proceeds from these loans were used to repay Toys’ $973,000,000 bridge loan, including the $76,816,000 balance due to us.

The unaudited information set forth below presents our pro forma condensed consolidated statement of income for the year ended December 31, 2005 and 2004 (including Toys’ results for the year ended October 29, 2005 and October 30, 2004) as if the above transaction occurred on November 1, 2003. The unaudited pro forma information below is not necessarily indicative of what our actual results would have been had the Toys transaction been consummated on November 1, 2003, nor does it represent the results of operations for any future periods. In our opinion, all adjustments necessary to reflect this transaction have been made.

Condensed Consolidated Statements of Income	For the Year Ended December 31,
(in thousands, except per share amounts)	Actual	Pro Forma	Pro Forma
	2006	2005	2004
Revenues	$2,712,095	$2,534,702	$1,699,694
Income before allocation to minority limited partners	$640,700	$656,924	$717,891
Minority limited partners’ interest in the Operating Partnership	(58,712)	(64,686)	(84,063)
Perpetual preferred unit distributions of the Operating Partnership	(21,848)	(67,119)	(69,108)
Net income	560,140	525,119	564,720
Preferred share dividends	(57,511)	(46,501)	(21,920)
Net income applicable to common shares	$502,629	$478,618	$542,800
Net income per common share – basic	$3.54	$3.58	$4.33
Net income per common share – diluted	$3.35	$3.40	$4.08

Toys “R” Us Summarized Financial Information
(in thousands)
Balance Sheet:	As of October 28, 2006	As of January 28, 2006
Total Assets	$12,985,000	$11,655,000
Total Liabilities	$12,010,000	$10,347,000
Total Equity	$975,000	$1,308,000

Income Statement:	For the Twelve Months Ended October 28, 2006	For the Period from July 21, 2005 through January 28, 2006
Total Revenues	$12,205,000	$7,281,000
Net (Loss) Income	$(143,000)	$8,000

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued

Alexander’s

We own 32.8% of the outstanding common shares of Alexander’s at December 31, 2006 and 2005. We manage, lease and develop Alexander’s properties pursuant to the agreements described below which expire in March of each year and are automatically renewable.

Management and Development Agreements

We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $220,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, we are entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed payments of $750,000 per annum. During the years ended December 31, 2006, 2005 and 2004, we recognized $725,000, $6,242,000 and $3,777,000 in development fee income.

Leasing Agreements

We provide Alexander’s with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through twentieth year of a lease term and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander’s tenants. We are also entitled to a commission upon the sale of any of Alexander’s assets, of 3% of gross proceeds, as defined. In the event third party real estate brokers are used, our sales commission increases by 1% and we are responsible for the fees to the third parties. Such amounts are payable to us annually in an amount not to exceed $2,500,000 with interest at 9% per annum on the unpaid balance.

Effective January 1, 2007, we modified our leasing agreement with Alexander’s. Pursuant to the modification, (i) the existing 3% commission on asset sales was adjusted so that for asset sales greater than $50,000,000, the fee is 1% of gross proceeds, as defined, (ii) in the event third party real estate brokers are used in connection with asset sales, our fee no longer increases by 1% and we continue to be responsible for the fees to the third parties, and (iii) the annual amount payable to us for fees under this agreement was increased to $4,000,000 and the interest rate on the unpaid balance was adjusted to one-year LIBOR plus 100 bps per annum (6.34% at January 1, 2007).

Other Agreements

Building Maintenance Services (“BMS”), our wholly-owned subsidiary, supervises the cleaning, engineering and security services at Alexander’s 731 Lexington Avenue and Kings Plaza properties for an annual fee of the costs for such services plus 6%. During the years ended December 31, 2006, 2005 and 2004, we recognized $2,828,000, $4,047,000 and $1,817,000 of income under these agreements, respectively.

Loan to Alexander’s

On July 6, 2005, Alexander’s completed a $320,000,000 mortgage financing on the retail space at our 731 Lexington Avenue property. The loan bears interest-only at a fixed rate of 4.93% and matures in July 2015. Of the net proceeds of approximately $312,000,000, $90,000,000 was used to pay off the 731 Lexington Avenue construction loan and $124,000,000 was used to repay our loan to Alexander’s.

After-tax Net Gain on Sale of 731 Lexington Avenue Condominiums

The residential space at Alexander’s 731 Lexington Avenue property is comprised of 105 condominium units. At December 31, 2006, all of the condominium units have been sold and closed. During the year ended December 31, 2006, we recognized income of $4,580,000 for our share of Alexander’s after-tax net gain on sale of condominiums. During the year ended December 31, 2005, we recognized income of $30,895,000, comprised of (i) our $20,111,000 share of Alexander’s after-tax net gain, using the percentage method and (ii) $10,784,000 of income we had previously deferred.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued

GMH Communities L.P.

On July 20, 2004, we committed to make up to a $159,000,000 convertible preferred investment in GMH Communities L.P. (“GMH”), a partnership focused on the student and military housing sectors. Distributions accrued on the full committed balance of the investment, whether or not drawn, from July 20, 2004, at a rate of 16.27%. In connection with this commitment, we received a placement fee of $3,200,000. We also purchased for $1,000,000 warrants to acquire GMH common equity. The warrants entitled us to acquire (i) 6,666,667 limited partnership units in GMH at an exercise price of $7.50 per unit and (ii) 5,496,724 limited partnership units at an exercise price of $9.10 per unit, through May 2, 2006 and are adjusted for dividends declared by GMH Communities Trust (NYSE: GCT) (“GCT”). We funded a total of $113,777,000 of the commitment as of November 3, 2004.

On November 3, 2004, GCT closed its initial public offering (“IPO”) at a price of $12.00 per share. GCT is a real estate investment trust that conducts its business through GMH, of which it is the sole general partner. In connection with the IPO, (i) the $113,777,000 we previously funded under the $159,000,000 commitment was repaid, together with accrued distributions of $13,381,000, (ii) we contributed our 90% interest in Campus Club Gainesville, which we acquired in 2000, in exchange for an additional 671,190 GMH limited partnership units and (iii) we exercised our first tranche of warrants to acquire 6,666,667 limited partnership units at a price of $7.50 per unit, or an aggregate of $50,000,000, which resulted in a gain of $29,500,000.

On May 2, 2006, the date our remaining GMH warrants were to expire, we received 1,817,247 GCT common shares through an automatic cashless exercise. The amount of the shares received was equal to the excess of GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006 and the $8.22 exercise price, divided by GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006, then multiplied by 6,085,180 warrants. For the year ended December 31, 2006, we recognized a net loss of $16,370,000, the difference between the value of the GCT common shares received on May 2, 2006 and GCT’s closing share price of $15.51 on December 31, 2005. From inception of our investment in the warrants, including the first tranche of warrants exercised on November 3, 2004, the aggregate net gain recognized was $51,399,000.

As of December 31, 2006, we own 7,337,857 GMH limited partnership units, which are exchangeable on a one-for-one basis into common shares of GCT, and 2,517,247 common shares of GCT (1,817,247 shares were received upon exercise of our warrants discussed below), or 13.5% of the limited partnership interest of GMH.

We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005. Accordingly, we recognized a net loss of $1,013,000 during the year ended December 31, 2006 for our share of GMH’s results of operations from October 1, 2005 through September 30, 2006. Of this amount, $94,000 represents our share of GMH’s 2005 fourth quarter net loss, net of adjustments to restate its first three quarters of 2005.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued

The Lexington Master Limited Partnership, formerly The Newkirk Master Limited Partnership

We own approximately 8,149,592 limited partnership units (representing a 7.4% ownership interest) of Lexington Master Limited Partnership (“Lexington MLP”) as a result of the acquisition of Newkirk Realty Trust (“Newkirk”) by Lexington Corporate Properties Trust (“Lexington”) discussed below.

On December 31, 2006, Newkirk (NYSE: NKT) was acquired in a merger by Lexington (NYSE: LXP), a real estate investment trust. We owned 10,186,991 limited partnership units (representing a 15.8% ownership interest) of Newkirk MLP, which was also acquired by Lexington as a subsidiary, and was renamed Lexington MLP. The units in Newkirk MLP were converted on a 0.80 for 1 basis into limited partnership units of Lexington MLP, which are exchangeable on a one-for-one basis into common shares of Lexington. We account for our investment in Lexington MLP on the equity method.

The assets of Newkirk MLP consisted of 18.4 million square feet of real estate across 32 states. After completion of the merger, Lexington’s total portfolio is comprised of an ownership interest in a portfolio of approximately 365 real properties, almost all of which are net leased to single tenants, are located in 44 states and The Netherlands and contain an aggregate of approximately 58.6 million square feet.

In addition, effective as of the effective time of the merger, Newkirk terminated its advisory agreement with NKT Advisors, in which we had a 20.0% interest, for an aggregate payment of $12,500,000, of which our share was $2,300,000.

On December 31, 2006, we recognized a net gain of $10,362,000, as a result of the above transactions.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Notes and Mortgage Loans Receivable

On January 7, 2005, all of the outstanding General Motors Building loans made by us aggregating $275,000,000 were repaid. In connection therewith, we received a $4,500,000 prepayment premium and $1,996,000 of accrued interest and fees through January 14, 2005, which was recognized as “interest and other investment income” for the year ended December 31, 2005.

In 2005, we made a $135,000,000 loan to Riley HoldCo Corp., consisting of a $60,000,000 mezzanine loan and a $75,000,000 fixed rate unsecured loan. We received principal payments on the mezzanine loan of $5,557,000 and $13,901,000, on February 6, 2006 and June 2, 2006, respectively. On July 12, 2006, the remaining $40,542,000 balance of the mezzanine loan was repaid with a pre-payment premium of $972,000, which was recognized as “interest and other investment income” for the year ended December 31, 2006.

On April 7, 2005, we made a $108,000,000 mezzanine loan secured by The Sheffield, a 684,500 square foot mixed-use residential property in Manhattan, containing 845 apartments, 109,000 square feet of office space and 6,900 square feet of retail space. The loan was subordinate to $378,500,000 of other debt, scheduled to mature in April 2007 with a one-year extension, provided for a 1% placement fee, and bore interest at LIBOR plus 7.75%. On July 7, 2006, we were repaid the $108,000,000 outstanding balance of the loan, together with accrued interest of $1,165,000 and a prepayment premium of $2,288,000, which we recognized as “interest and other investment income” in the year ended December 31, 2006.

On December 7, 2005, we made a $42,000,000 mezzanine loan secured by The Manhattan House, a 780,000 square foot mixed-use residential property in Manhattan containing 583 apartments, 45,000 square feet of retail space and an underground parking garage. The loan is subordinate to $630,000,000 of other debt, matures in November 2007 with two one-year extensions, and bears interest at LIBOR plus 6.25% (11.57% at December 31, 2006).

On February 10, 2006, we acquired a 50% interest in a $115,000,000 note issued by Related Equinox Holdings II, LLC (the “Note”), for $57,500,000 in cash. The Note is secured by a pledge of the stock of Related Equinox Holdings II. Related Equinox Holdings II owns Equinox Holdings Inc., which in turn owns all of the assets and obligations, including the fitness clubs, operated under the Equinox brand. The Note is junior to a $50,000,000 (undrawn) revolving loan and $280,000,000 of senior unsecured obligations. The Note is senior to $125,000,000 of cash equity contributed by third parties for their acquisition of the Equinox fitness club business. The Note matures on February 15, 2013 and bears interest at 14% through February 15, 2011, increasing by 3% per annum through maturity. The Note is prepayable at any time after February 15, 2009.

On April 12, 2006, we acquired a 23.6% interest in two mezzanine loans totaling $138,136,000, for $32,560,000 in cash. The loans mature in January 2008 with two one-year extension options and bear interest at LIBOR plus 3.84% (9.16% at December 31, 2006).

On June 16, 2006, we acquired an 81.5% interest in a $95,968,000 mezzanine loan to Tharaldson Lodging Companies for $78,166,000 in cash. The loan is secured by a 107 hotel property portfolio with brands including Fairfield Inn, Residence Inn, Comfort Inn and Courtyard by Marriott. The loan is subordinate to $671,778,000 of debt and is senior to approximately $192,000,000 of other debt and equity. The loan matures in April 2008, with three one-year extensions, provides for a 0.75% placement fee and bears interest at LIBOR plus 4.30% (9.6% at December 31, 2006).

On June 19, 2006, we acquired a 49% interest in a $37,789,000 mezzanine loan for $18,517,000 in cash. The loan matures in April 2007, with a six month extension option and bears interest at LIBOR plus 10% (15.3% at December 31, 2006).

On June 30, 2006, we made a $73,750,000 mezzanine loan secured by the equity interests in 280 Park Avenue, a 1.2 million square foot office building, located between 48th and 49th Streets in Manhattan. The loan bears interest at 10.25% and matures in June 2016. The loan is subordinate to $1.036 billion of other debt and is senior to approximately $260,000,000 of equity and interest reserves.

On August 2, 2006, we purchased bonds for $99,500,000 in cash, representing a 7% interest in two margin loans aggregating $1.430 billion. The loans were made to two separate funds managed by Fortress Investment Group LLC and are secured by $4.4 billion (as of December 31, 2006) of publicly traded equity securities. The loans mature in June 2007 with an automatic extension to December 2007 and bear interest at LIBOR plus 3.50% (8.8% at December 31, 2006).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	Identified Intangible Assets and Goodwill

The following summarizes our identified intangible assets, intangible liabilities (deferred credit) and goodwill as of December 31, 2006 and December 31, 2005.

(Amounts in thousands)	December 31, 2006	December 31, 2005

Identified intangible assets (included in other assets):
Gross amount	$395,109	$266,268
Accumulated amortization	(90,857)	(73,893)
Net	$304,252	$192,375
Goodwill (included in other assets):
Gross amount	$7,280	$11,122
Identified intangible liabilities (included in deferred credit):
Gross amount	$370,638	$217,640
Accumulated amortization	(62,829)	(66,748)
Net	$307,809	$150,892

Amortization of acquired below market leases net of acquired above market leases resulted in an increase to rental income of $23,814,000 for the year ended December 31, 2006, and $13,973,000 for the year ended December 31, 2005. The estimated annual amortization of acquired below market leases net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2007	$31,594
2008	28,782
2009	24,555
2010	19,754
2011	19,760

The estimated annual amortization of identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2007	$24,275
2008	22,352
2009	21,808
2010	19,613
2011	18,808

We are a tenant under ground leases for certain properties acquired during 2006. Amortization of these acquired below market leases resulted in an increase to rent expense of $320,000 for the year ended December 31, 2006. The estimated annual amortization of these below market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2007	$1,535
2008	1,535
2009	1,535
2010	1,535
2011	1,535

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt

The following is a summary of our debt:

(Amounts in thousands)		Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity	December 31, 2006	December 31, 2006	December 31, 2005
Fixed Interest:
Office:
NYC Office:
350 Park Avenue	01/12	5.48%	$430,000	$—
770 Broadway (1)	03/16	5.65%	353,000	—
888 Seventh Avenue (2)	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	296,428	300,000
909 Third Avenue (3)	04/15	5.64%	220,314	223,193
Eleven Penn Plaza	12/14	5.20%	213,651	216,795
866 UN Plaza	05/07	8.39%	45,467	46,854
Washington DC Office:
Warner Building (4)	05/16	6.26%	292,700	137,236
Crystal Gateway 1-4 Crystal Square 5	07/12-01/19	6.75%-7.09%	207,389	210,849
Crystal Park 1-5 (5)	08/07-08/13	6.66%-7.08%	201,012	249,212
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	136,317	138,990
Bowen Building (6)	06/16	6.14%	115,022	—
Skyline Place (7)	08/06-12/09	6.60%-6.87%	93,803	128,732
Reston Executive I, II and III (8)	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	91,232	92,862
Courthouse Plaza 1 and 2	01/08	7.05%	74,413	75,970
One Skyline Tower (7)	06/08	7.12%	61,555	62,724
Crystal Gateway N. and Arlington Plaza	11/07	6.77%	52,605	57,078
1750 Pennsylvania Avenue	06/12	7.26%	47,803	48,358
Crystal Malls 1-4	12/11	6.91%	42,675	49,214

Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	463,135	469,842
Springfield Mall (including present value of purchase option of $68,890)	04/13	5.45%	262,391	—
Green Acres Mall	02/08	6.75%	140,391	143,250
Montehiedra Town Center (9)	06/16	6.04%	120,000	57,095
Broadway Mall	06/13	6.42%	99,154	94,783
Westbury Retail Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	63,403	64,589
Forest Plaza	05/09	4.00%	19,232	20,094
Rockville Town Center	12/10	5.52%	14,883	15,207
Lodi Shopping Center	06/14	5.12%	11,522	11,890
386 West Broadway	05/13	5.09%	4,813	4,951

Merchandise Mart:
Merchandise Mart (10)	12/16	5.57%	550,000	—
High Point Complex (11)	08/16	6.34%	220,000	104,639
Boston Design Center	09/15	5.02%	72,000	72,000
Washington Design Center	11/11	6.95%	46,328	46,932

Temperature Controlled Logistics:
Cross collateralized mortgages payable on 50 properties (12)	12/13-12/16	5.46%	1,055,712	469,903

Other:
Industrial Warehouses	10/11	6.95%	47,179	47,803
Total Fixed Interest Notes and Mortgages Payable		6.04%	6,657,083	4,152,599

___________________

See notes on page 165.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt - continued

(Amounts in thousands)			Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity	Spread over LIBOR	December 31, 2006	December 31, 2006	December 31, 2005
Variable Interest:
Office:
NYC Office:
770 Broadway (1)	N/A	N/A	N/A	$—	$170,000
Washington, DC Office:
Commerce Executive III, IV and V (13)	07/07	L+70	6.05%	50,523	51,123
1925 K Street	04/07	L+145	6.80%	19,422	—
Bowen Building (6)	N/A	N/A	N/A	—	62,099
Warner Building (4)	N/A	N/A	N/A	—	12,717

Temperature Controlled Logistics:
Cross collateralized mortgages payable on 27 properties (12)	N/A	N/A	N/A	—	245,208

Other:
220 Central Park South (14)	11/10	L+235 – L+245	7.72%	122,990	90,732
Other	03/07-10/09	Various	7.56%	36,866	9,933
Total Variable Interest Notes and Mortgages Payable			7.25%	229,801	641,812
Total Notes and Mortgages Payable			6.08%	$6,886,884	$4,794,411

Senior Unsecured Notes:
Senior unsecured notes due 2007 at fair value (accreted carrying amounts of $499,673 and $499,786) (15)	06/07	L+77	6.13%	$498,562	$499,445
Senior unsecured notes due 2009	08/09		4.50%	248,984	249,628
Senior unsecured notes due 2010	12/10		4.75%	199,246	199,816
Senior unsecured notes due 2011 (16)	02/11		5.60%	249,808	—
Total senior unsecured notes			5.45%	$1,196,600	$948,889

Exchangeable senior debentures due 2025 (17)	04/25		3.88%	$491,231	$490,750

Convertible senior debentures due 2026 (18)	11/26		3.63%	$980,083	$—
$1 billion unsecured revolving credit facility ($20,732 reserved for outstanding letters of credit) (19)	06/10	L+55		$—	$—

AmeriCold $30 million secured revolving credit facility ($17,000 reserved for outstanding letters of credit) (20)	10/08	L+175		$—	$9,076

Mortgage Notes Payable related to discontinued operations:
1919 South Eads				$—	$11,757

________________

See notes on the following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt - continued

Notes to preceding tabular information ($ in thousands):

(1)

On February 9, 2006, we completed a $353,000 refinancing of our 770 Broadway property. This interest-only loan bears interest at 5.65% and matures in March 2016. We retained net proceeds of $173,000 after repaying the existing floating rate loan and closing costs.

(2)

On December 12, 2005, we completed a $318,554 refinancing of 888 7th Avenue. This interest-only loan bears interest at a fixed rate of 5.71% and matures in January 2016. We retained net proceeds of approximately $204,448 after repaying the existing loan on the property and closing costs.

(3)

On March 31, 2005, we completed a $225,000 refinancing of 909 Third Avenue. The loan bears interest at a fixed rate of 5.64% and matures in April 2015. We retained net proceeds of approximately $100,000 after repaying the existing floating rate loan on the property and closing costs.

(4)

On May 5, 2006, we repaid the existing debt on the Warner Building and completed an interest-only refinancing of $292,700. The loan bears interest at 6.26% and matures in May 2016. We retained net proceeds of $133,000 after repaying the existing loan, closing costs and a prepayment penalty of $9,818. As part of the purchase price accounting for the December 27, 2005 acquisition of the Warner Building, we accrued a liability for the unfavorable terms of the debt assumed in the acquisition. Accordingly, the prepayment penalty did not result in an expense on our consolidated statement of income.

(5)	On April 3, 2006, we repaid the $43,496 balance of the Crystal Park 5 mortgage.

(6)

On May 23, 2006, we completed a $115,000 refinancing of the Bowen Building. This interest-only loan bears interest at 6.14% and matures in June 2016. We retained net proceeds of $51,600 after repaying the existing floating rate loan and closing costs.

(7)

On August 1, 2006, we repaid the $31,980 balance of the One and Two Skyline Place mortgages. On January 26, 2007, we completed a $678,000 financing of our Skyline Complex in Fairfax, Virginia, consisting of eight office buildings containing 2,560,000 square feet. This loan bears interest-only at 5.74% and matures in February 2017. We retained net proceeds of approximately $515,000 after repaying existing loans and closing costs, including $6,000 of defeasance costs, which will be recognized as “interest and debt expense” in the first quarter of 2007.

(8)

On December 21, 2005, we completed a $93,000 refinancing of Reston Executive I, II, III. This interest-only loan bears interest at a fixed rate of 5.57% and matures in January 2013. We retained the net proceeds of approximately $22,050 after repaying the existing loan and closing costs.

(9)

On June 9, 2006, we completed a $120,000 refinancing of the Montehiedra Town Center. This interest-only loan bears interest at 6.04% and matures in June 2016. We retained net proceeds of $59,000 after defeasing the existing loan and closing costs. As a result of the defeasance of the existing loan, we incurred a net loss on the early extinguishment of debt of approximately $2,498, which is included in “interest and debt expense” in the year ended December 31, 2006.

(10)

On November 22, 2006, we completed a $550,000 interest only secured financing of the Merchandise Mart, which bears interest at a rate of 5.57% and matures in December 2016. We retained net proceeds of approximately $548,000.

(11)

On August 11, 2006, we completed $195,000 of a $220,000 refinancing of the High Point Complex. The remaining $25,000 was completed on October 4, 2006. The loan bears interest at 6.34% and matures in August 2016. We retained net proceeds of approximately $108,500 after defeasing the existing loans, and closing costs. As a result of the defeasance of the existing loans, we incurred an $8,548 net loss on the early extinguishment of debt, which is included in “interest and debt expense” in the year ended December 31, 2006.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt - continued

Notes to preceding tabular information ($ in thousands):

(12)

On June 9, 2006, AmeriCold completed a $400,000 one-year, interest-only financing, collateralized by 21 of its owned and six of its leased temperature-controlled warehouses. On September 8, 2006 an amendment was executed increasing the amount of the loan to $430,000. Of this loan, $243,000 was drawn on June 9, 2006 to repay the existing mortgage on the same facilities and the remaining $187,000 was drawn on September 27, 2006. The initial interest rate on the loan was LIBOR plus 0.60% and increased to LIBOR plus 1.25% when the remaining balance was drawn, subject to a 6.50% LIBOR cap. On December 12, 2006, AmeriCold completed a 5.45% fixed-rate, interest-only financing in an aggregate principal amount of $1.05 billion which matures in approximately equal tranches in seven, nine and ten years. The proceeds were used to repay $449,000 of fixed-rate mortgages with a rate of 6.89% and the $430,000 financing described above. The mortgages that were repaid were collateralized by 84 temperature-controlled warehouses which were released upon repayment. The new loan is collateralized by 50 of these warehouses. AmeriCold received net proceeds of $191,000, including the release of escrow reserves and after defeasance and closing costs. Vornado, Crescent and Yucaipa received distributions of $88,023, $58,682 and $38,295, respectively, from a portion of the net proceeds. Included in “interest and debt expense” for the year ended December 31, 2006 are $14,496 of defeasance costs and a $7,431 write-off of debt issuance costs associated with the old loans, of which our share, after minority interest is $10,433.

(13)	On July 29, 2006, we exercised the second of three one-year extension options of our Commerce Executive III, IV, and V mortgage loan.

(14)

On November 7, 2006, we completed a $130,000 refinancing of our 220 Central Park South property. The loan has two tranches, the first tranche of $95,000 bears interest at LIBOR (capped at 5.50%) plus 2.35% (7.70% as of December 31, 2006) and the second tranche can be drawn up to $35,000 and bears interest at LIBOR (capped at 5.50%) plus 2.45% (7.80% as of December 31, 2006). As of December 31, 2006 approximately $27,990 has been drawn on the second tranche.

(15)

On June 27, 2002, we entered into interest rate swaps that effectively converted the interest rate on the $500,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (6.13% if set on December 30, 2006). The swaps were designated and effective as fair value hedges with a fair value of ($1,111) and ($341) at December 31, 2006 and 2005, respectively, and included in “Other Liabilities” on our consolidated balance sheets. Accounting for these swaps requires us to recognize the changes in the fair value of the debt during each period. At December 31, 2006 and 2005, the fair value adjustment to the principal amount of the debt was ($1,111) and ($341), based on the fair value of the swap assets, and is included in the balance of the “Senior Unsecured Notes.” Because the hedging relationship qualifies for the “short-cut” method, no hedge ineffectiveness on these fair value hedges was recognized in 2006 and 2005.

(16)

On February 16, 2006, we completed a public offering of $250,000 aggregate principal amount of 5.6% senior unsecured notes due February 15, 2011. Interest on the notes is payable semi-annually on February 15 and August 15, commencing August 16, 2006. The notes were priced at 99.906% of their face amount to yield 5.622%.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt - continued

Notes to preceding tabular information ($ in thousands):

(17)

On March 29, 2005, we completed a public offering of $500,000 principal amount of 3.875% exchangeable senior debentures due 2025 pursuant to an effective registration statement. The notes were sold at 98.0% of their principal amount. The net proceeds from this offering, after the underwriters’ discount, were approximately $490,000. The debentures are exchangeable, under certain circumstances, for our common shares at an initial exchange rate of 10.9589 (current exchange rate of 11.1184, as adjusted for excess dividends paid in 2005 and 2006) common shares per $1 of principal amount of debentures. The initial exchange price of $91.25 represented a premium of 30% to the closing price for our common shares on March 22, 2005 of $70.25. We may elect to settle any exchange right in cash. The debentures permit us to increase its common dividend 5% per annum, cumulatively, without an increase to the exchange rate. The debentures are redeemable at our option beginning in 2012 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require the issuer to repurchase their debentures in 2012, 2015 and 2020 and in the event of a change in control.

(18)

On November 20, 2006, we sold $1,000,000 aggregate principal amount of 3.625% convertible senior debentures due 2026, pursuant to an effective registration statement. The aggregate net proceeds from this offering, after underwriters’ discounts and expenses, were approximately $980,000. The debentures are convertible, under certain circumstances, for common shares of Vornado Realty Trust at an initial conversion rate of 6.5168 common shares per $1 of principal amount of debentures. The initial conversion price of $153.45 represents a premium of 30% over the November 14, 2006 closing price of $118.04 for our common shares. The debentures are redeemable at our option beginning in 2011 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures in 2011, 2016, and 2021 and in the event of a change in control. The net proceeds of the offering were contributed to the Operating Partnership in the form of an inter-company loan and the Operating Partnership guaranteed the payment of the debentures. The Operating Partnership used the net proceeds primarily for acquisitions and investments and for general corporate purposes.

(19)

On June 28, 2006, we entered into a $1,000,000 unsecured revolving credit facility, which replaced our previous $600,000 unsecured revolving credit facility that was due to mature in July 2006. The new facility has a four-year term, with a one-year extension option and bears interest at LIBOR plus 0.55% (5.87% as of December 31, 2006). The new facility contains financial covenants similar to the prior facility.

(20)

On October 13, 2005, AmeriCold completed a $30,000 revolving credit facility which bears interest at Prime plus 1.75%, an unused facility fee of 0.25% and matures in October 2008, with a one-year extension. Amounts drawn under the facility are collateralized by AmeriCold’s transportation and managed contracts receivables and unencumbered property, plant and equipment. The facility has a sub-limit for letters of credit of $20,000, which have a fee of 1.5%.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt - continued

Our revolving credit facility and senior unsecured notes contain financial covenants which require us to maintain minimum interest coverage and maximum debt to market capitalization. We believe that we have complied with all of our financial covenants as of December 31, 2006.

On May 9, 2006, we executed supplemental indentures with respect to our senior unsecured notes due 2007, 2009 and 2010 (collectively, the “Notes”), pursuant to our consent solicitation statement dated April 18, 2006, as amended. Holders of approximately 96.7% of the aggregate principal amount of the Notes consented to the solicitation. The supplemental indentures contain modifications of certain covenants and related defined terms governing the terms of the Notes to make them consistent with corresponding provisions of the covenants and defined terms included in the senior unsecured notes due 2011 issued on February 16, 2006. The supplemental indentures also include a new covenant that provides for an increase in the interest rate of the Notes upon certain decreases in the ratings assigned by rating agencies to the Notes. In connection with the consent solicitation we paid an aggregate fee of $2,241,000 to the consenting note holders, which will be amortized into expense over the remaining term of the Notes. In addition, we incurred advisory and professional fees aggregating $1,415,000, which were expensed in the second quarter of 2006.

The net carrying amount of properties collateralizing the notes and mortgages payable amounted to $7.270 billion at December 31, 2006. As at December 31, 2006, the principal repayments required for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2007	$778,482
2008	358,403
2009	357,600
2010	1,059,154
2011	682,418
Thereafter	6,318,741

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Shareholders’ Equity

Common Shares

On August 10, 2005, we sold 9,000,000 common shares in an underwritten public offering pursuant to an effective registration statement at a price of $86.75 per share. We received net proceeds of $779,806,000, after offering expenses and contributed the net proceeds to the Operating Partnership in exchange for 9,000,000 Class A units of the Operating Partnership.

On December 11, 2006, we sold 8,100,000 common shares in an underwritten public offering pursuant to an effective registration statement at a price of $124.05 per share. We received net proceeds of approximately $1,004,500,000, after offering expenses and contributed the net proceeds to the Operating Partnership in exchange for 8,100,000 Class A units of the Operating Partnership.

Preferred Shares

The following table sets forth the details of our preferred shares of beneficial interest as of December 31, 2006 and 2005.

(Amounts in thousands, except share and per share amounts)	December 31,
	2006	2005

6.5% Series A: liquidation preference $50.00 per share; authorized 5,750,000 shares; issued and outstanding 151,635 and 269,572 shares	$7,615	$13,482
7.0% Series D-10: liquidation preference $25.00 per share; authorized 4,800,000 shares; issued and outstanding 1,600,000 shares	39,982	39,982
7.0% Series E: liquidation preference $25.00 per share; authorized 3,540,000 shares; issued and outstanding 3,000,000 shares	72,248	72,248
6.75% Series F: liquidation preference $25.00 per share; authorized 6,000,000 shares; issued and outstanding 6,000,000 shares	144,720	144,720
6.625% Series G: liquidation preference $25.00 per share; authorized 9,200,000 shares; issued and outstanding 8,000,000 shares	193,135	193,135
6.75% Series H: liquidation preference $25.00 per share; authorized 4,600,000 shares; issued and outstanding 4,500,000 shares	108,559	108,559
6.625% Series I: liquidation preference $25.00 per share; authorized 12,050,000 shares; issued and outstanding 10,800,000 shares	262,401	262,401
	$828,660	$834,527

Series A Convertible Preferred Shares of Beneficial Interest

Holders of Series A Preferred Shares of beneficial interest are entitled to receive dividends in an amount equivalent to $3.25 per annum per share. These dividends are cumulative and payable quarterly in arrears. The Series A Preferred Shares are convertible at any time at the option of their respective holders at a conversion rate of 1.38504 common shares per Series A Preferred Share, subject to adjustment in certain circumstances. In addition, upon the satisfaction of certain conditions we, at our option, may redeem the $3.25 Series A Preferred Shares at a current conversion rate of 1.38504 common shares per Series A Preferred Share, subject to adjustment in certain circumstances. At no time will the Series A Preferred Shares be redeemable for cash.

Series C Cumulative Redeemable Preferred Shares of Beneficial Interest

Holders of Series C Preferred Shares of beneficial interest were entitled to receive dividends at an annual rate of 8.5% of the liquidation preference of $25.00 per share, or $2.125 per Series C Preferred Share per annum. On January 19, 2005, we redeemed all of the outstanding 8.5% Series C Cumulative Redeemable Preferred Shares at the redemption price of $25.00 per share, aggregating $115,000,000 plus accrued distributions. The redemption amount exceeded the carrying amount by $3,852,000, representing original issuance costs. These costs were recorded as a reduction to earnings in arriving at net income applicable to common shares in accordance with the July 2003 clarification of Emerging Issues Task Force Topic D-42.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Shareholders’ Equity - continued

Series D-10 Cumulative Redeemable Preferred Shares of Beneficial Interest

Holders of Series D-10 Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 7.0% of the liquidation preference of $25.00 per share, or $1.75 per Series D-10 Preferred Share per annum. These dividends are cumulative and payable quarterly in arrears. The Series D-10 Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company. On or after November 17, 2008 (or sooner under limited circumstances), we, at our option, may redeem Series D-10 Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. The Series D-10 Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

Series E Cumulative Redeemable Preferred Shares of Beneficial Interest

Holders of Series E Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 7.0% of the liquidation preference of $25.00 per share, or $1.75 per Series E Preferred Share per annum. These dividends are cumulative and payable quarterly in arrears. The Series E Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company. On or after August 20, 2009 (or sooner under limited circumstances), we, at our option, may redeem Series E Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. The Series E Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

Series F Cumulative Redeemable Preferred Shares of Beneficial Interest

Holders of Series F Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 6.75% of the liquidation preference of $25.00 per share, or $1.6875 per Series F Preferred Share per annum. These dividends are cumulative and payable quarterly in arrears. The Series F Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company. On or after November 17, 2009 (or sooner under limited circumstances), we, at our option, may redeem Series F Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. The Series F Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

Series G Cumulative Redeemable Preferred Shares of Beneficial Interest

Holders of Series G Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 6.625% of the liquidation preference of $25.00 per share, or $1.656 per Series G Preferred Share per annum. These dividends are cumulative and payable quarterly in arrears. The Series G Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company. On or after December 22, 2009 (or sooner under limited circumstances), we, at our option, may redeem Series G Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. The Series G Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Shareholders’ Equity - continued

Series H Cumulative Redeemable Preferred Shares of Beneficial Interest

On June 17, 2005, we sold $112,500,000 Series H Cumulative Redeemable Preferred Shares in a public offering, pursuant to an effective registration statement, for net proceeds of $108,559,000. Holders of the Series H Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 6.75% of the liquidation preference of $25.00 per share or $1.6875 per Series H Preferred Share per annum. The dividends are cumulative and payable quarterly in arrears. The Series H Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company. On or after June 17, 2010 (or sooner under limited circumstances), we, at our option, may redeem Series H Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. The Series H Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

Series I Cumulative Redeemable Preferred Shares of Beneficial Interest

On August 23, 2005, we sold $175,000,000 Series I Cumulative Redeemable Preferred Shares in a public offering pursuant to an effective registration statement. In addition, on August 31, 2005, the underwriters exercised their option and purchased $10,000,000 Series I Preferred Shares to cover over-allotments. On September 12, 2005, we sold an additional $85,000,000 Series I Preferred Shares in a public offering, pursuant to an effective registration statement. Combined with the earlier sales, we sold a total of 10,800,000 Series I preferred shares for net proceeds of $262,401,000. Holders of the Series I Preferred Shares of beneficial interest are entitled to receive dividends at an annual rate of 6.625% of the liquidation preference of $25.00 per share or $1.656 per Series I Preferred Share per annum. The dividends are cumulative and payable quarterly in arrears. The Series I Preferred Shares are not convertible into or exchangeable for any other property or any other securities of the Company. On or after August 31, 2010 (or sooner under limited circumstances), we, at our option, may redeem Series I Preferred Shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. The Series I Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income amounted to $92,963,000 and $83,406,000 as of December 31, 2006 and 2005, respectively, substantially all of which relates to income from the mark-to-market of marketable equity securities classified as available-for-sale.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Stock-based Compensation

Our Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights and performance shares to certain of our employees and officers. We have 6,674,818 shares available for future grant under the Plan at December 31, 2006.

On March 17, 2006, our Board of Trustees (the “Board”) approved an amendment to our Plan to permit the Compensation Committee of the Board (the “Compensation Committee”) to grant awards in the form of limited partnership units (“OP Units”) of the Operating Partnership. OP Units can be granted either as free-standing awards or in tandem with other awards under the Plan. OP Units may be converted into the Operating Partnership’s Class A common units and, consequently, become convertible by the holder on a one-for-one basis for our common shares or the cash value of such shares at our election.

We account for stock-based compensation in accordance with SFAS No. 123: Accounting for Stock-Based Compensation, as amended by SFAS No. 148: Accounting for Stock-Based Compensation - Transition and Disclosure and as revised by SFAS No. 123R: Share-Based Payment (“SFAS No. 123R”). We adopted SFAS No. 123R, using the modified prospective application, on January 1, 2006. Stock based compensation expense for the year ended December 31, 2006 consists of stock option awards, restricted common share and Operating Partnership unit awards and out-performance plan awards. Stock-based compensation expense for the years ended December 31, 2005 and 2004 consist of stock option awards and restricted common share awards.

Out-Performance Plan

On March 17, 2006, the Board approved the terms of the Vornado Realty Trust 2006 Out-Performance Plan (the “Out-Performance Plan”), a long-term incentive compensation program. The purpose of the Out-Performance Plan is to further align the interests of our shareholders and management by encouraging our senior officers and employees to create shareholder value in a “pay-for-performance” structure.

Under the Out-Performance Plan, award recipients share in a performance pool if our total return to shareholders over the three-year period from March 15, 2006 through March 14, 2009 exceeds a cumulative 30%, including both share appreciation and dividends paid, from a price per share of $89.17 (the average closing price per common share for the 30 trading days prior to March 15, 2006). The size of the pool will be 10% of the out-performance return amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $100,000,000. A portion of the performance pool can be earned during the first and second years, up to a cumulative maximum of $20,000,000 and $40,000,000, respectively, based on a minimum total return to shareholders benchmark of 10% and 20%, respectively. In the event the potential performance pool reaches the $20,000,000 dilution cap before March 14, 2007, the $40,000,000 dilution cap before March 14, 2008, or the $100,000,000 dilution cap before March 14, 2009, and remains at the applicable level or higher for 30 consecutive days, the applicable performance period will end early and the applicable pool will be established on the last day of such 30-day period. Each award will be designated as a specified percentage of the potential performance pool. Awards will be made in the form of a new class of Operating Partnership units (“OPP Units”) that, subject to performance, time vesting and other conditions, are convertible by the holder into an equivalent number of the Operating Partnership’s Class A units, which are redeemable by the holder for common shares of the Company on a one-for-one basis or the cash value of such shares, at our election. The OPP Units are issued prior to the determination of the performance pool and are subject to forfeiture to the extent that less than the total award is earned. All awards earned vest 33.3% on each of March 15, 2009, 2010 and 2011 based on continued employment. The 2006 Outperformance Plan provides that if a performance pool is established, each award recipient will be entitled to an amount equal to the distributions that would have been paid on the earned OPP Units since the beginning of the performance period, payable in the form of additional OPP Units. OPP Units, both vested and unvested, which award recipients have earned based on the establishment of a performance pool, whether at the end of year one, two or three, will be entitled to receive distributions in an amount per unit equal to the distributions payable on a Class A unit.

On April 25, 2006, our Compensation Committee approved Out-Performance Plan awards to a total of 54 employees and officers of the Company, which aggregated 91% of the total Out-Performance Plan. The fair value of the awards on the date of grant, as adjusted for estimated forfeitures, was approximately $46,141,000 and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. For the year ended December 31, 2006, we recognized $8,293,000 of compensation expense for these awards. The remaining unrecognized compensation expense related to these awards will be recognized over a weighted-average period of 3.2 years. On August 25, 2006, the first $20,000,000 maximum dilution cap was established. On November 2, 2006, the second $20,000,000 maximum dilution cap was established and on January 12, 2007, the remaining $60,000,000 maximum dilution cap was established, culminating the earnings under the terms of the Out-Performance Plan as described above.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Stock-based Compensation - continued

Stock Options

Stock options are granted at an exercise price equal to 100% of the average of the high and low market price of our stock on the NYSE on the date of grant, generally vest pro-rata over three to five years and expire 10 years from the date of grant.

For stock option awards granted prior to 2003, we used the intrinsic value method of accounting. Under this method, we did not recognize compensation expense as the option exercise price was equivalent to the market price of our common shares on the date of each grant. Because stock option awards granted prior to 2003 vested over a three-year term, the resulting compensation cost based on the fair value of the awards on the date of grant, on a pro forma basis, would have been expensed during 2003, 2004 and 2005. Accordingly, our net income applicable to common shares would remain the same on a pro forma basis for the year ended December 31, 2006, and would have been reduced by $337,000 for the year ended December 31, 2005, or $0.01 per basic income per share and no change in diluted income per share. Our net income applicable to common shares on a pro forma basis for the year ended December 31, 2004 would have been reduced by $3,952,000, or $0.03 per basic and diluted income per share.

On January 1, 2003, we adopted SFAS No. 123: Accounting for Stock-Based Compensation, as amended, on a prospective basis covering all grants subsequent to 2002. Under SFAS No. 123, we recognized compensation expense for the fair value of options granted on a straight-line basis over the vesting period. For the year ended December 31, 2006, 2005, and 2004, we recognized $1,705,000, $1,042,000 and $102,900 of compensation expense related to the options granted during 2006, 2005 and 2004.

Below is a summary of our stock option activity under the Plan for the year ended December 31, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	12,690,498	$37.21
Granted	479,300	94.94
Exercised	(2,758,196)	27.56
Cancelled	(9,808)	78.70
Outstanding at December 31, 2006	10,401,794	$42.39	3.6	$823,060,000
Options vested and expected to vest at December 31, 2006	10,395,090	$42.36	3.6	$822,712,000
Options exercisable at December 31, 2006	9,162,704	$37.25	3.0	$772,077,000

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2006 and 2005. There were no stock option grants during 2004.

	December 31
	2006	2005	2004
Expected volatility	17%	17%	N/A
Expected life	5 years	5 years	N/A
Risk-free interest rate	4.4%	3.5%	N/A
Expected dividend yield	5.0%	6.0%	N/A

The weighted average grant date fair value of options granted during the years ended December 31, 2006 and 2005 was $10.23 and $5.40, respectively. Cash received from option exercises for the years ended December 31, 2006, 2005 and 2004 was $75,665,000, $45,447,000 and $55,097,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $244,694,000, $41,309,000 and $24,271,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Stock-based Compensation - continued

Restricted Common Shares

Restricted share awards are granted at the average of the high and low market price of our stock on the NYSE on the date of grant and generally vest over five years. We recognized $3,820,000, $3,559,000 and $4,200,000 of compensation expense in 2006, 2005 and 2004, respectively, for the portion of these awards that vested during each year. As of December 31, 2006, there was $10,710,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.7 years. Dividends paid on unvested shares are charged directly to retained earnings and amounted to $841,900, $1,038,000 and $938,700 for the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $6,170,000, $4,623,000 and $2,850,000, respectively.

Below is a summary of restricted share activity under the Plan for the year ended December 31, 2006.

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2006	259,913	$52.27
Granted	23,854	88.78
Vested	(69,655)	47.73
Forfeited	(2,507)	59.88
Non-vested at December 31, 2006	211,605	57.79

Restricted Operating Partnership Units

On April 25, 2006, the Compensation Committee granted a total of 49,851 restricted OP Units to certain of our officers. These awards are granted at the average of the high and low market price of our stock on the NYSE on the date of grant, vest ratably over five years and are subject to a taxable book-up event, as defined. The fair value of these awards on the date of grant, as adjusted for estimated forfeitures, was approximately $3,480,000 and is amortized into expense over the five-year vesting period using a graded vesting attribution model. For the year ended December 31, 2006, we recognized $1,053,000 of compensation expense for these awards. The total remaining unrecognized compensation cost related to nonvested OP units granted under the Plan will be recognized over a weighted-average period of 2.3 years. Dividends paid on unvested OP Units are charged to minority interest expense on our consolidated statement of income and amounted to $147,000 in 2006.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	Retirement Plans

We have two defined benefit pension plans, a Vornado Realty Trust Retirement Plan (“Vornado Plan”) and a Merchandise Mart Properties Pension Plan (“Mart Plan”). In addition, AmeriCold, which we consolidate into our consolidated financial statements beginning in November 2004, has two defined benefit pension plans (the “AmeriCold Plans” and together with the Vornado Plan and the Mart Plan “the Plans”). The benefits under the Vornado Plan and the Mart Plan were frozen in December 1997 and June 1999, respectively. In April 2005, AmeriCold amended its AmeriCold Retirement Income Plan to freeze benefits for non-union participants. Benefits under the Plans are or were primarily based on years of service and compensation during employment or on years of credited service and established monthly benefits. Funding policy for the Plans is based on contributions at the minimum amounts required by law. The financial results of the Plans are consolidated in the information provided below.

We use a December 31 measurement date for the Plans.

Obligations and Funded Status

The following table sets forth the Plans’ funded status and amounts recognized in our balance sheets:

	Pension Benefits
	Year Ended December 31,
	2006	2005	2004
(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$86,205	$82,323	$20,244
Consolidation of AmeriCold plans	—	—	62,234
Service cost	487	1,665	314
Interest cost	4,922	4,875	1,708
Plan amendments (1)	—	—	(1,193)
Actuarial loss	1,973	6,121	1,242
Benefits paid	(3,697)	(8,684)	(2,226)
Settlements	(4,367)	(95)	—
Benefit obligation at end of year	85,523	86,205	82,323
Change in plan assets:
Fair value of plan assets at beginning of year	73,931	67,514	18,527
Consolidation of AmeriCold plans	—	—	48,014
Employer contribution	6,697	9,010	1,787
Benefit payments	(3,698)	(8,592)	(2,225)
Settlements	(4,366)	—	—
Actual return on assets	10,258	5,999	1,411
Fair value of plan assets at end of year	82,822	73,931	67,514
Funded status at end of year	$(2,701)	$(12,274)	$(14,809)

Amounts recorded in the consolidated balance sheet:
Other assets (prepaid benefit cost)	$1,409
Other liabilities (accrued benefit cost)	(4,110)
	$(2,701)

____________________

(1)	Reflects an amendment to freeze benefits for non-union participants of AmeriCold Retirement Income Plan effective April 2005.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	Retirement Plan - continued

	Pension Benefits
	Year Ended December 31,
	2006	2005	2004
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$4,472
Prior service cost	—
	$4,472
Information for our plans with an accumulated benefit obligation in excess of plans assets:
Projected benefit obligation	$73,206	$73,871	$70,943
Accumulated benefit obligation	72,793	73,550	70,040
Fair value of plan assets	70,362	61,362	55,562

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:
Service cost	$487	$1,665	$314
Interest cost	4,922	4,875	1,708
Expected return on plan assets	(5,901)	(5,356)	(1,515)
Amortization of prior service cost	—	—	11
Amortization of net loss	501	(206)	402
Recognized settlement (gain) loss	(24)	253	—
Net periodic benefit cost	$(15)	$1,231	$920
Other changes in Plan Assets and Benefit obligations recognized in Other Comprehensive Income:
Net gain	$(2,498)
Amortization of net loss	(219)
Recognized settlement loss	24
Adoption of SFAS 158	321
Amortization of prior cost	—
Total recognized in other comprehensive income	$(2,372)
Total recognized in net periodic benefit cost and other comprehensive income	$(2,387)

The estimated net loss of the Plans that will be amortized into net periodic benefit cost during 2007 is $271,000.

	Year Ended December 31,
	2006	2005	2004
Assumptions:
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.80%-6.00%	5.75%-6.00%	5.75%-6.50%
Rate of compensation increase in AmeriCold Plan	3.50%	3.50%	3.50%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%-6.00%	5.75%-6.00%	5.75%-6.50%
Expected long-term return on plan assets	5.00%-8.50%	5.00%-8.50%	5.00%-8.50%
Rate of compensation increase in AmeriCold Plan	3.50%	3.50%	3.50%

We periodically review our assumptions for the rate of return on each Plan’s assets. The assumptions are based primarily on the long-term historical performance of the assets of the Plans, future expectations for returns for each asset class as well as target asset allocation of Plan assets. Differences in the rates of return in the short term are recognized as gains or losses in the periods that they occur.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	Retirement Plan - continued

Plan Assets

We have consistently applied what we believe to be a conservative investment strategy for the Plans, investing in United States government obligations, cash and cash equivalents, fixed income funds, other diversified equities and mutual funds. Below are the weighted-average asset allocations by asset category:

	Year Ended December 31,
	2006	2005	2004
Vornado Plan:
US Government obligations	98%	96%	97%
Money Market Funds	2%	4%	3%
Total	100%	100%	100%

Merchandise Mart Plan:
Mutual funds	47%	49%	50%
Insurance Company Annuities	53%	51%	50%
Total	100%	100%	100%

AmeriCold Plan:
Domestic equities	41%	31%
International equities	31%	24%
Fixed income securities	23%	15%
Real estate	5%	12%
Hedge funds	—	18%
	100%	100%

Cash Flows

We expect to contribute $3,854,000 to the Plans in 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2007	$6,758
2008	5,091
2009	6,408
2010	5,490
2011	5,339
2012-2016	29,655

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Leases

As lessor:

We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse us for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. As of December 31, 2006, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

(Amounts in thousands)
Year Ending December 31:
2007	$1,325,668
2008	1,262,338
2009	1,165,519
2010	1,045,124
2011	909,272
Thereafter	4,862,022

These amounts do not include rentals based on tenants’ sales. These percentage rents approximated $7,593,000, $6,571,000, and $5,563,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

None of our tenants represented more than 10% of total revenues for the year ended December 31, 2006.

Former Bradlees Locations

Pursuant to the Master Agreement and Guaranty, dated May 1, 1992, we are due $5,000,000 per annum of additional rent from Stop & Shop which was allocated to certain of Bradlees former locations. On December 31, 2002, prior to the expiration of the leases to which the additional rent was allocated, we reallocated this rent to other former Bradlees leases also guaranteed by Stop & Shop. Stop & Shop is contesting our right to reallocate and claims that we are no longer entitled to the additional rent. At December 31, 2006, we are due an aggregate of $19,374,000. We believe the additional rent provision of the guaranty expires at the earliest in 2012 and are vigorously contesting Stop & Shop’s position.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Leases - continued

As lessee:

We are a tenant under operating leases for certain properties. These leases have terms that expire during the next thirty years. Future minimum lease payments under operating leases at December 31, 2006, are as follows:

(Amounts in thousands)
Year Ending December 31:
2007	$34,004
2008	33,084
2009	33,156
2010	29,664
2011	26,151
Thereafter	985,338

Rent expense was $28,469,000, $22,146,000, and $21,334,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

We are also a lessee under capital leases for equipment and real estate (primarily AmeriCold). Lease terms generally range from 5-20 years with renewal or purchase options. Capitalized leases are recorded at the present value of future minimum lease payments or the fair market value of the property. Capitalized leases are depreciated on a straight-line basis over the estimated life of the asset or life of the related lease, whichever is shorter. Amortization expense on capital leases is included in “depreciation and amortization” on our consolidated statements of income. As of December 31, 2006, future minimum lease payments under capital leases are as follows:

(Amounts in thousands)
Year Ending December 31:
2007	$11,950
2008	11,231
2009	10,339
2010	9,350
2011	8,735
Thereafter	64,829
Total minimum obligations	116,434
Interest portion	(44,973)
Present value of net minimum payments	$71,461

At December 31, 2006 and 2005, $71,461,000 and $48,329,000 representing the present value of net minimum payments are included in “Other Liabilities” on our consolidated balance sheets. At December 31, 2006 and 2005, property leased under capital leases had a total cost of $86,677,000 and $66,483,000 and related accumulated depreciation of $18,672,000 and $17,066,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	Commitments and Contingencies

At December 31, 2006, our $1 billion revolving credit facility, which expires in June 2010, had a zero outstanding balance and $20,732,000 was reserved for outstanding letters of credit. This facility contains financial covenants, which require us to maintain minimum interest coverage and maximum debt to market capitalization, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB. At December 31, 2006, AmeriCold’s $30,000,000 revolving credit facility had a zero outstanding balance and $17,000,000 was reserved for outstanding letters of credit. This facility requires AmeriCold to maintain, on a trailing four-quarter basis, a minimum of $30,000,000 of free cash flow, as defined. Both of these facilities contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

We carry commercial liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005 which expires in 2007 and (v) rental loss insurance) with respect to its assets. Below is a summary of the current all risk property insurance and terrorism risk insurance in effect through September 2007 for each of the following business segments:

Coverage Per Occurrence
	All Risk (1)	Sub-Limits for Acts of Terrorism
New York Office	$1.4 billion	$750 million
Washington, DC Office	$1.4 billion	$750 million
Retail	$500 million	$500 million
Merchandise Mart	$1.4 billion	$750 million
Temperature Controlled Logistics	$225 million	$225 million

______________________

(1)	Limited as to terrorism insurance by the sub-limit shown in the adjacent column.

In addition to the coverage above, we carry lesser amounts of coverage for terrorist acts not covered by the Terrorism Risk Insurance Extension Act of 2005.

Our debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to us), its senior unsecured notes, exchangeable senior debentures, convertible debentures and revolving credit agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, or if the Terrorism Risk Insurance Extension Act of 2005 is not extended past 2007, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that we cannot quantify.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	Commitments and Contingencies – continued

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey claiming we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision. On December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision. On January 16, 2007, we filed a motion for reconsideration of one aspect of the Appellate Court’s decision which has been submitted to the Appellate Court for consideration. We intend to pursue our claims against Stop & Shop vigorously.

On July 22, 2005, two corporations owned 50% by H Street filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that we encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships. The complaint seeks an unspecified amount of damages and a rescission of our acquisition of H Street. On September 12, 2005, we filed a complaint against each of those corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages. In addition, on July 29, 2005, a tenant under ground leases for which one of these 50%-owned corporations is landlord brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the acquisition of H Street violated a provision giving them a right of first offer and seeks rescission of our acquisition, the right to acquire H Street for the price paid by us and/or damages. On July 14, 2006, we filed a counterclaim against the tenant asserting that the tenant and the other owner of the 50%-owned ground landlord deliberately excluded H Street from negotiating and executing a purported amendment to the agreement to lease when H Street’s consent and execution was required and, consequently, that the amended agreement and the related ground leases are invalid, the tenant is in default under the ground leases and the ground leases are void and without any effect. As of February 1, 2007, discovery is substantially complete and we are awaiting a trial date. We believe that the actions filed against us are without merit and that we will ultimately be successful in defending against them.

There are various other legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

We entered into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in our name by various money center banks. We have the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. We had $219,990,000 and $177,650,000 of cash invested in these agreements at December 31, 2006 and 2005.

We are committed to fund additional capital aggregating $73,560,000, related to our acquisitions and investments in partially owned entities. Of this amount, $25,000,000 relates to capital expenditures to be funded over the next six years at the Springfield Mall, in which we have a 97.5% interest.

In addition to the above, on November 10, 2005, we committed to fund the junior portion of up to $30,530,000 of a $173,000,000 construction loan to an entity developing a mix-use building complex in Boston, Massachusetts, at the north end of the Boston Harbor. We will earn current-pay interest at 30-day LIBOR plus 11%. The loan will mature in November 2008, with a one-year extension option. As of December 31, 2006, we have funded $2,288,000 of this commitment.

Pursuant to the November 18, 2004 sale by Vornado and Crescent Real Estate Equities Company (“CEI”), of 20.7% of AmeriCold Realty Trust to Yucaipa for $145,000,000, Yucaipa is entitled to receive up to 20% of the increase in the value of AmeriCold, realized through the sale of a portion of our and CEI’s interest in AmeriCold subject to limitations, provided that AmeriCold’s Threshold EBITDA, as defined, exceeds $133,500,000 for the year ending December 31, 2007.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	Related Party Transactions

Loan and Compensation Agreements

On November 30, 2006, Michael Fascitelli, our President, repaid to the Company his $8,600,000 outstanding loan which was scheduled to mature in December 2006. The loan was made to him in 1996 pursuant to his employment agreement.

On December 31, 2006, 1,546,106 shares held in a rabbi trust, established for deferred compensation purposes as part of Mr. Fascitelli’s 1996 and 2001 employment agreements, were distributed to Mr. Fascitelli, net of 739,130 shares which were used to satisfy the resulting tax withholding obligation. The shares we received for the tax liability were retired upon receipt.

On December 22, 2005, Steven Roth, our Chief Executive Officer, repaid to the Company his $13,122,500 outstanding loan which was scheduled to mature in January 2006. Pursuant to a credit agreement dated November 1999, Mr. Roth may draw up to $15,000,000 of loans from the Company on a revolving basis. Each loan bears interest, payable quarterly, at the applicable Federal rate on the date the loan is made and matures on the sixth anniversary of such loan. Loans are collateralized by assets with a value of not less than two times the amount outstanding. On December 23, 2005, Mr. Roth borrowed $13,122,500 under this facility, which bears interest at 4.45% per annum and matures on December 23, 2011.

On February 22, 2005, we entered into a new employment agreement with Sandeep Mathrani, Executive Vice President – Retail Division. Pursuant to the agreement, the Compensation Committee granted Mr. Mathrani (i) 16,836 restricted shares of our stock, (ii) stock options to acquire 300,000 of our common shares at an exercise price of $71.275 per share and (iii) the right to receive 200,000 stock options over the next two years at the then prevailing market price. In addition, Mr. Mathrani repaid the $500,000 loan we provided him under his prior employment agreement.

On March 11, 2004, we loaned $2,000,000 to Melvyn Blum, an executive officer, pursuant to the revolving credit facility contained in his January 2000 employment agreement. Melvyn Blum resigned effective July 15, 2005. In accordance with the terms of his employment agreement, his $2,000,000 outstanding loan as of June 30, 2005 was repaid on August 14, 2005.

Pursuant to our annual compensation review in February 2002 with Joseph Macnow, our Chief Financial Officer, the Compensation Committee approved a $2,000,000 loan to Mr. Macnow, which bears interest at the applicable federal rate of 4.65% per annum and matures in June 2007. The loan was funded on July 23, 2002 and is collateralized by assets with a value of not less than two times the loan amount.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	Related Party Transactions -continued

Transactions with Affiliates and Officers and Trustees of the Company

Alexander’s

We own 33% of Alexander’s. Steven Roth, our Chairman of the Board and Chief Executive Officer, and Michael D. Fascitelli, our President, are officers and directors of Alexander’s. We provide various services to Alexander’s in accordance with management, development and leasing agreements. These agreements are described in Note 6 - Investments in Partially Owned Entities.

On December 29, 2005, Michael Fascitelli, our President and President of Alexander’s, exercised 350,000 of his Alexander’s stock appreciation rights (“SARs”) which were scheduled to expire in December 2006 and received $173.82 for each SAR exercised, representing the difference between Alexander’s stock price of $247.70 (the average of the high and low market price) on the date of exercise and the exercise price of $73.88. This exercise was consistent with Alexander’s tax planning.

On January 10, 2006, the Omnibus Stock Plan Committee of the Board of Directors of Alexander’s granted Mr. Fascitelli a SAR covering 350,000 shares of Alexander’s common stock. The exercise price of the SAR is $243.83 per share of common stock, which was the average of the high and low trading price of Alexander’s common stock on date of grant. The SAR became exercisable on July 10, 2006, provided Mr. Fascitelli is employed with Alexander’s on such date, and will expire on March 14, 2007. Mr. Fascitelli’s early exercise and Alexander’s related tax consequences were factors in Alexander’s decision to make the new grant to him.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Steven Roth, our Chairman of the Board and Chief Executive Officer, is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2006, Interstate and its partners beneficially owned approximately 8.5% of the common shares of beneficial interest of Vornado and 27.6% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. We believe based upon comparable fees charged by other real estate companies that the management agreement terms are fair to us. We earned $798,000, $791,000 and $726,000 of management fees under the agreement for the years ended December 31, 2006, 2005 and 2004.

Vornado Operating Company (“Vornado Operating”)

In October 1998, Vornado Operating was spun off from Vornado in order to own assets that we could not own and conduct activities that we could not conduct as a REIT. Vornado Operating’s primary asset was its 60% investment in AmeriCold Logistics, which leased 88 refrigerated warehouses from AmeriCold, owned 60% by us. On November 4, 2004, AmeriCold purchased its tenant, AmeriCold Logistics, for $47,700,000 in cash. As part of this transaction, Vornado Operating repaid the $21,989,000 balance of its loan to us as well as $4,771,000 of unpaid interest. Because we fully reserved for the interest income on this loan beginning in January 2002, we recognized $4,771,000 of income upon collection in the fourth quarter 2004.

In November 2004, a class action shareholder derivative lawsuit was brought in the Delaware Court of Chancery against Vornado Operating, its directors and Vornado. The lawsuit sought to enjoin the dissolution of Vornado Operating, rescind the previously completed sale of AmeriCold Logistics (owned 60% by Vornado Operating) to AmeriCold (owned 60% by us) and damages. In addition, the plaintiffs claimed that the Vornado Operating directors breached their fiduciary duties. On November 24, 2004, a stipulation of settlement was entered into under which we agreed to settle the lawsuit with a payment of approximately $4,500,000 or about $1 per Vornado Operating share or partnership unit before litigation expenses. We accrued the proposed settlement payment and related legal costs as part of “general and administrative expense” in the fourth quarter of 2004. On March 22, 2005, the Court approved the settlement.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	Related Party Transactions -continued

Other

On December 20, 2005, we acquired a 46% partnership interest in, and became co-general partner of, partnerships that own a complex in Rosslyn, Virginia, containing four office buildings with an aggregate of 714,000 square feet and two apartment buildings containing 195 rental units. The consideration for the acquisition consisted of 734,486 newly issued Operating Partnership units (valued at $61,814,000 at acquisition) and $27,300,000 for our pro-rata share of existing debt. Of the partnership interest acquired, 19% was from Robert H. Smith and Robert P. Kogod, trustees of Vornado, and their family members, representing all of their interest in the partnership.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	Minority Interest

Minority interest represents limited partners’, other than Vornado, interest in the Operating Partnership and is comprised of:

	Outstanding Units at		Per Unit	Preferred or Annual	Conversion
Unit Series	December 31, 2006	December 31, 2005	Liquidation Preference	Distribution Rate	Rate Into Class A Units
Common:
Class A (1)	15,419,758	15,333,673	N/A	$3.40	N/A
Convertible Preferred:
B-1 Convertible Preferred (2)	139,798	563,263	$50.00	$2.50	(2)
B-2 Convertible Preferred (2)	304,761	304,761	$50.00	$4.00	(2)
9.00% F-1 Preferred (3)	400,000	400,000	$25.00	$2.25	(3)
Perpetual Preferred: (4)
8.25% D-9 Cumulative Redeemable (5)	—	1,800,000	$25.00	$2.0625	N/A
7.00% D-10 Cumulative Redeemable	3,200,000	3,200,000	$25.00	$1.75	N/A
7.20% D-11 Cumulative Redeemable	1,400,000	1,400,000	$25.00	$1.80	N/A
6.55% D-12 Cumulative Redeemable	800,000	800,000	$25.00	$1.637	N/A
3.00% D-13 Cumulative Redeemable (6)	1,867,311	1,867,311	$25.00	$0.75	(6)
6.75% D-14 Cumulative Redeemable	4,000,000	4,000,000	$25.00	$1.6815	N/A
6.875% D-15 Cumulative Redeemable (7)	1,800,000	—	$25.00	$1.71875	N/A

__________________________________

(1)

The Class A units are redeemable at the option of the holder for Vornado common shares on a one-for-one basis, or at our option for cash. Class A unitholders receive distributions equal to the dividends paid to Vornado common shareholders.

(2)

Effective on October 2, 2006, all of the then outstanding Series B-1 and Series B-2 preferred units were exchanged for 653,574 Class A units, 304,761 new Class B-2 units and 139,798 new Class B-1 units. The new Class B-1 and B-2 units are convertible into Class A units at a rate of 218 Class A units for each pairing of 100 Class B-1 units and 218 Class B-2 units. Class B-1 unitholders are entitled to receive, in liquidation, an amount equal to the positive difference, if any, between the amount paid in liquidation for a Class A unit and the amount paid in respect of a Class B-2 unit multiplied by 2.18. Class B-2 unitholders are entitled to receive in liquidation the lesser of $50 per unit or the amount paid in respect of a Class A unit on liquidation divided by 2.18. Class B-1 unitholders receive distributions only if, and to the extent that, we pay quarterly dividends on the Class A units in excess of $0.85 per unit. Class B-2 unitholders are expected to receive quarterly distributions of $0.39 per unit.

(3)

The holders of the Series F-1 preferred units have the right to require us to redeem the units for cash equal to the liquidation preference or, at our option, by issuing a variable number of Vornado common shares with a value equal to the liquidation amount. In accordance with SFAS No. 150, the liquidation amount of the F-1 preferred units are classified as a liability, and the related distributions as interest expense, because of the possible settlement of this obligation by issuing a variable number of our common shares.

(4)

Convertible at the option of the holder for an equivalent amount of Vornado preferred shares and redeemable at our option after the 5th anniversary of the date of issuance (ranging from November 2008 to December 2011).

(5) On September 21, 2006, we redeemed the 8.25% Series D-9 Cumulative Redeemable Preferred Units at a redemption price of $25.00 per unit, or an aggregate of $45,000,000 plus accrued distributions. In connection with the redemption, we expensed $1,125,000 of issuance costs in 2006.

(6) The Series D-13 units may be called without penalty at the option of the Company commencing in December 2011 or redeemed at the option of the holder commencing in December 2006 for cash equal to the liquidation preference of $25.00 per unit, or at the Company’s option, by issuing a variable number of Vornado’s common shares. In accordance with SFAS No. 150, the liquidation amount of the D-13 units are classified as a liability, and related distributions as interest expense, because of the possible settlement of this obligation by issuing a variable number of the Company’s common shares.

(7)

On May 2, 2006, we sold 1,400,000 perpetual 6.875% Series D-15 Cumulative Redeemable Preferred Units, at a price of $25.00 per unit. On August 17, 2006 we sold an additional 400,000 Series D-15 Units at a price of $25.00 per unit, for a combined total of 1,800,000 Series D-15 units and net proceeds of $43,875,000. We may redeem the Series D-15 Units at a price of $25.00 per unit after May 2, 2011.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	Income Per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of (i) basic income per common share - which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income per common share - which includes the weighted average common shares and dilutive share equivalents. Potentially dilutive share equivalents include our Series A convertible preferred shares, employee stock options and restricted share awards, exchangeable and convertible senior debentures, as well as Operating Partnership convertible preferred units.

(Amounts in thousands, except per share amounts)	Year Ended December 31,
	2006	2005	2004

Numerator:
Income from continuing operations, net of minority interest	$526,732	$504,089	$511,672
Income from discontinued operations, net of minority interest	33,408	35,515	81,245
Net income	560,140	539,604	592,917
Preferred share dividends	(57,511)	(46,501)	(21,920)
Numerator for basic income per share – net income applicable to common shares	502,629	493,103	570,997
Impact of assumed conversions:
Series A convertible preferred share dividends	631	943	1,068
Series B-1 and B-2 convertible preferred unit distributions	485	—	4,710
Series E-1 convertible preferred unit distributions	—	—	1,581
Series F-1 convertible preferred unit distributions	—	—	743
Numerator for diluted income per share – net income applicable to common shares	$503,745	$494,046	$579,099
Denominator:
Denominator for basic income per share – weighted average shares	142,145	133,768	125,241
Effect of dilutive securities (1):
Employee stock options and restricted share awards	7,829	6,842	5,515
Series A convertible preferred shares	269	402	457
Series B-1 and B-2 convertible preferred units	168	—	1,102
Series E-1 convertible preferred units	—	—	637
Series F-1 convertible preferred units	—	—	183
Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	150,411	141,012	133,135
INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$3.30	$3.42	$3.91
Income from discontinued operations	.24	.27	.65
Net income per common share	$3.54	$3.69	$4.56
INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$3.13	$3.25	$3.74
Income from discontinued operations	.22	.25	.61
Net income per common share	$3.35	$3.50	$4.35
_______________________

(1)

The effect of dilutive securities in the years ended December 31, 2006 and 2005 excludes an aggregate of 6,737,169 and 5,735,213 weighted average common share equivalents, respectively, as their effect was anti-dilutive. The year ended December 31, 2004 includes all outstanding potentially dilutive share equivalents in that period.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.	Summary of Quarterly Results (UNAUDITED)

The following summary represents the results of operations for each quarter in 2006, 2005 and 2004:

		Net Income Applicable to	Income Per Common Share (2)
	Revenue	Common Shares (1)	Basic	Diluted
(Amounts in thousands, except share amounts)
2006
December 31	$723,252	$105,427	$0.73	$0.69
September 30	678,474	113,632	0.80	0.76
June 30	663,032	148,765	1.05	0.99
March 31	647,337	134,805	0.96	0.91

2005
December 31	$694,514	$105,750	$.75	$.71
September 30	653,464	27,223.20		.19
June 30	591,475	172,697	1.33	1.25
March 31	595,249	187,433	1.46	1.39

2004
December 31	$502,696	$233,603	$1.84	$1.73
September 30	412,048	104,501	0.83	0.79
June 30	395,684	158,436	1.26	1.21
March 31	389,266	74,457	0.61	0.59

______________________________

(1)

Fluctuations among quarters results primarily from the mark-to-market of derivative instruments (Sears and McDonalds option shares, and GMH warrants), net gains on sale of real estate and from seasonality of operations.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

19.	Costs of Acquisitions and Development Not Consummated

In the third quarter of 2004, we expensed $1,475,000 of costs associated with the Mervyn’s Department Stores acquisition not consummated.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	Segment Information

We have the following business segments: New York Office Properties, Washington, DC Office Properties, Retail Properties, Merchandise Mart Properties, Temperature Controlled Logistics Properties and Toys “R” Us (“Toys”). EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.” Management considers EBITDA a supplemental measure for making decisions and assessing the un-levered performance of its segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, management utilizes this measure to make investment decisions as well as to compare the performance of its assets to that of its peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(Amounts in thousands)	For the Year Ended December 31, 2006
		Office				Temperature
	Total	New York (2)	Washington, DC	Retail(2)	Merchandise Mart(2)	Controlled Logistics(3)	Toys	Other (4)
Property rentals	$1,481,419	$487,421	$405,611	$264,727	$236,945	$—	$—	$86,715
Straight-line rents:
Contractual rent increases	31,552	4,431	13,341	7,908	6,038	—	—	(166)
Amortization of free rent	31,103	7,245	16,181	5,080	2,597	—	—	—
Amortization of acquired below- market leases, net	23,814	976	4,502	15,513	43	—	—	2,780
Total rentals	1,567,888	500,073	439,635	293,228	245,623	—	—	89,329
Temperature Controlled Logistics	779,110	—	—	—	—	779,110	—	—
Tenant expense reimbursements	261,471	102,488	34,002	101,737	19,125	—	—	4,119
Fee and other income:
Tenant cleaning fees	33,779	42,317	—	—	—	—	—	(8,538)
Management and leasing fees	10,256	1,111	7,643	1,463	39	—	—	—
Lease termination fees	29,362	25,188	2,798	371	1,005	—	—	—
Other	30,229	12,307	10,167	1,588	6,082	—	—	85
Total revenues	2,712,095	683,484	494,245	398,387	271,874	779,110	—	84,995
Operating expenses	1,366,430	301,583	154,890	130,520	109,020	620,833	—	49,584
Depreciation and amortization	397,403	98,474	109,544	50,806	44,492	73,025	—	21,062
General and administrative	221,356	16,942	34,876	21,683	26,074	40,885	—	80,896
Total expenses	1,985,189	416,999	299,310	203,009	179,586	734,743	—	151,542
Operating income (loss)	726,906	266,485	194,935	195,378	92,288	44,367	—	(66,547)
(Loss) income applicable to Alexander’s	(14,530)	772	—	716	—	—	—	(16,018)
Loss applicable to Toys “R” Us	(47,520)	—	—	—	—	—	(47,520)	—
Income from partially owned entities	61,777	3,844	13,302	5,950	1,076	1,422	—	36,183
Interest and other investment income	262,188	913	1,794	812	275	6,785	—	251,609
Interest and debt expense	(477,775)	(84,134)	(99,286)	(79,202)	(28,672)	(81,890)	—	(104,591)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	76,073	—	—	—	—	—	—	76,073
Minority interest of partially owned entities	20,173	—	—	84	5	18,810	—	1,274
Income (loss) from continuing operations	607,292	187,880	110,745	123,738	64,972	(10,506)	(47,520)	177,983
Income from discontinued operations, net	33,408	—	16,401	9,206	5,682	2,107	—	12
Income (loss) before allocation to minority limited partners	640,700	187,880	127,146	132,944	70,654	(8,399)	(47,520)	177,995
Minority limited partners’ interest in the Operating Partnership	(58,712)	—	—	—	—	—	—	(58,712)
Perpetual preferred unit distributions of the Operating Partnership	(21,848)	—	—	—	—	—	—	(21,848)
Net income (loss)	560,140	187,880	127,146	132,944	70,654	(8,399)	(47,520)	97,435
Interest and debt expense (1)	692,496	86,861	107,477	89,748	29,551	38,963	196,259	143,637
Depreciation and amortization(1)	542,515	101,976	123,314	56,168	45,077	34,854	137,176	43,950
Income tax (benefit) expense (1)	(11,848)	—	8,842	—	(441)	873	(22,628)	1,506
EBITDA	$1,783,303	$376,717	$366,779	$278,860	$144,841	$66,291	$263,287	$286,528
Percentage of EBITDA by segment	100.0%	21.1%	20.6%	15.6%	8.1%	3.7%	14.8%	16.1%

________________

See notes on page 191.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	Segment Information - continued
(Amounts in thousands)	For the Year Ended December 31, 2005
		Office				Temperature
	Total	New York(2)	Washington, DC	Retail(2)	Merchandise Mart(2)	Controlled Logistics(3)	Toys	Other (4)
Property rentals	$1,322,099	$460,062	$375,132	$199,519	$215,283	$—	$—	$72,103
Straight-line rents:
Contractual rent increases	22,805	6,163	7,162	5,981	3,439	—	—	60
Amortization of free rent	27,136	11,280	5,306	4,030	6,520	—	—	—
Amortization of acquired below- market leases, net	13,973	—	7,564	5,596	—	—	—	813
Total rentals	1,386,013	477,505	395,164	215,126	225,242	—	—	72,976
Temperature Controlled Logistics	846,881	—	—	—	—	846,881	—	—
Tenant expense reimbursements	207,168	97,987	17,895	73,284	15,268	—	—	2,734
Fee and other income:
Tenant cleaning fees	30,350	30,350	—	—	—	—	—	—
Management and leasing fees	15,433	893	13,539	941	60	—	—	—
Lease termination fees	30,117	10,392	354	2,399	16,972	—	—	—
Other	18,740	8,729	4,961	271	4,778	—	—	1
Total revenues	2,534,702	625,856	431,913	292,021	262,320	846,881	—	75,711
Operating expenses	1,298,948	278,234	125,032	88,690	95,931	662,703	—	48,358
Depreciation and amortization	332,175	87,118	83,553	32,965	39,456	73,776	—	15,307
General and administrative	182,809	14,315	25,715	15,800	24,636	40,925	—	61,418
Total expenses	1,813,932	379,667	234,300	137,455	160,023	777,404	—	125,083
Operating income (loss)	720,770	246,189	197,613	154,566	102,297	69,477	—	(49,372)
Income applicable to Alexander’s	59,022	694	—	695	—	—	—	57,633
Loss applicable to Toys “R” Us	(40,496)	—	—	—	—	—	(40,496)	—
Income from partially owned entities	36,165	2,563	1,076	9,094	588	1,248	—	21,596
Interest and other investment income	167,220	713	1,106	583	187	2,273	—	162,358
Interest and debt expense	(339,952)	(58,829)	(81,664)	(60,018)	(10,769)	(56,272)	—	(72,400)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	39,042	606	84	896	—	—	—	37,456
Minority interest of partially owned entities	(3,808)	—	—	—	120	(4,221)	—	293
Income (loss) from continuing operations	637,963	191,936	118,215	105,816	92,423	12,505	(40,496)	157,564
Income from discontinued operations, net	35,515	—	74	656	2,182	—	—	32,603
Income (loss) before allocation to minority limited partners	673,478	191,936	118,289	106,472	94,605	12,505	(40,496)	190,167
Minority limited partners’ interest in the Operating Partnership	(66,755)	—	—	—	—	—	—	(66,755)
Perpetual preferred unit distributions of the Operating Partnership	(67,119)	—	—	—	—	—	—	(67,119)
Net income (loss)	539,604	191,936	118,289	106,472	94,605	12,505	(40,496)	56,293
Interest and debt expense (1)	415,826	60,821	84,913	68,274	11,592	26,775	46,789	116,662
Depreciation and amortization(1)	367,260	88,844	86,376	37,954	41,757	35,211	33,939	43,179
Income tax (benefit) expense (1)	(21,062)	—	1,199	—	1,138	1,275	(25,372)	698
EBITDA	$1,301,628	$341,601	$290,777	$212,700	$149,092	$75,766	$14,860	$216,832
Percentage of EBITDA by segment	100%	26.2%	22.4%	16.3%	11.5%	5.8%	1.1%	16.7%

___________________

See notes on page 191.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	Segment Information - continued
(Amounts in thousands)	For the Year Ended December 31, 2004
		Office				Temperature
	Total	New York(2)	Washington, DC	Retail(2)	Merchandise Mart(2)	Controlled Logistics(3)	Other (4)
Property rentals	$1,262,448	$435,835	$389,692	$163,176	$210,934	$—	$62,811
Straight-line rents:
Contractual rent increases	35,063	15,258	11,421	5,007	3,212	—	165
Amortization of free rent	26,059	9,665	(168)	11,290	5,278	—	(6)
Amortization of acquired below- market leases, net	14,985	—	10,112	4,873	—	—	—
Total rentals	1,338,555	460,758	411,057	184,346	219,424	—	62,970
Temperature Controlled Logistics	87,428	—	—	—	—	87,428	—
Tenant expense reimbursements	189,237	88,408	16,022	64,363	17,159	—	3,285
Fee and other income:
Tenant cleaning fees	31,293	31,293	—	—	—	—	—
Management and leasing fees	16,754	1,039	14,462	1,084	155	—	14
Lease termination fees	16,989	10,110	2,586	709	3,584	—	—
Other	19,438	10,392	2,998	908	5,076	—	64
Total revenues	1,699,694	602,000	447,125	251,410	245,398	87,428	66,333
Operating expenses	676,025	264,714	125,616	78,017	94,499	67,989	45,190
Depreciation and amortization	241,766	81,994	77,346	26,622	34,623	7,968	13,213
General and administrative	145,040	13,602	24,746	13,145	22,449	4,264	66,834
Cost of acquisitions not consummated	1,475	—	—	—	—	—	1,475
Total expenses	1,064,306	360,310	227,708	117,784	151,571	80,221	126,712
Operating income (loss)	635,388	241,690	219,417	133,626	93,827	7,207	(60,379)
Income applicable to Alexander’s	8,580	433	—	668	—	—	7,479
Income (loss) from partially owned entities	43,381	2,502	226	(1,678)	545	5,641	36,145
Interest and other investment income	203,998	569	428	397	105	220	202,279
Interest and debt expense	(242,142)	(38,335)	(90,568)	(58,625)	(11,255)	(6,379)	(36,980)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	19,775	—	369	—	—	—	19,406
Minority interest of partially owned entities	(109)	—	—	—	—	(158)	49
Income from continuing operations	668,871	206,859	129,872	74,388	83,222	6,531	167,999
Income from discontinued operations, net	81,245	—	1,175	10,999	2,112	—	66,959
Income before allocation to minority limited partners	750,116	206,859	131,047	85,387	85,334	6,531	234,958
Minority limited partners’ interest in the Operating Partnership	(88,091)	—	—	—	—	—	(88,091)
Perpetual preferred unit distributions of the Operating Partnership	(69,108)	—	—	—	—	—	(69,108)
Net income	592,917	206,859	131,047	85,387	85,334	6,531	77,759
Interest and debt expense (1)	313,289	40,338	93,264	61,820	12,166	30,337	75,364
Depreciation and amortization(1)	296,980	83,492	79,483	30,619	36,578	34,567	32,241
Income tax expense (1)	1,664	—	406	—	852	79	327
EBITDA	$1,204,850	$330,689	$304,200	$177,826	$134,930	$71,514	$185,691
Percentage of EBITDA by segment	100%	27.4%	25.3%	14.8%	11.2%	5.9%	15.4%

____________________

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	Segment Information - continued

Notes to preceding tabular information:

(1)

Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA includes our share of the interest and debt expense and depreciation and amortization of its partially owned entities.

(2)

At December 31, 2004, 7 West 34th Street, a 440,000 square foot New York office building, was 100% occupied by four tenants, of which Health Insurance Plan of New York (“HIP”) and Fairchild Publications occupied 255,000 and 146,000 square feet, respectively. Effective January 4, 2005, we entered into a lease termination agreement with HIP under which HIP made an initial payment of $13,362 and is anticipated to make annual payments ranging from $1,000 to $2,000 over the remaining six years of the HIP lease contingent upon the level of operating expenses of the building in each year. In connection with the termination of the HIP lease, we expensed the $2,462 balance of the HIP receivable arising from the straight-lining of rent. In the first quarter of 2005, we began redevelopment of a portion of this property into a permanent showroom building for the giftware industry. As of January 1, 2005, we transferred the operations and financial results related to the office component of this asset from the New York Office division to the Merchandise Mart division for both the current and prior periods presented. The operations and financial results related to the retail component of this asset were transferred to the Retail division for both current and prior periods presented.

(3)

Operating results for the year ended December 31, 2004 reflect the consolidation of our investment in AmeriCold beginning on November 18, 2004. Previously, this investment was accounted for on the equity method.

(4)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Year Ended December 31,
	2006	2005	2004
Alexander’s	$14,130	$84,874	$25,909
Newkirk Master Limited Partnership	51,737	55,126	70,517
Hotel Pennsylvania	27,495	22,522	15,643
GMH Communities L.P	10,737	7,955	1,440
Industrial warehouses	5,582	5,666	5,309
Other investments	13,253	5,319	—
	122,934	181,462	118,818
Minority limited partners’ interest in the Operating Partnership	(58,712)	(66,755)	(88,091)
Perpetual preferred unit distributions of the Operating Partnership	(21,848)	(67,119)	(69,108)
Corporate general and administrative expenses	(76,071)	(57,221)	(62,854)
Investment income and other	320,225	194,851	221,021
Net gains on sale of 400 North LaSalle (2005) and Palisades (2004)	—	31,614	65,905
	$286,528	$216,832	$185,691

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2006, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2006 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the trustees of us; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 193, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited management’s assessment, included within this December 31, 2006 Form 10-K of Vornado Realty Trust at Item 9A in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of trustees, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 27, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to trustees of the Registrant, including its audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of trustees under the caption “Election of Trustees” which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2006, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant, appears at page 53 of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The Registrant has adopted a Code of Business Conduct and Ethics that applies to, among others, Steven Roth, its principal executive officer, and Joseph Macnow, its principal financial and accounting officer. This Code is available on our website at www.vno.com.

Item 11.	Executive Compensation

Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Executive Compensation” and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Principal Security Holders” and such information is incorporated herein by reference.

Equity compensation plan information

The following table provides information as of December 31, 2006 regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	11,463,586	(1)	$42.39	6,674,818	(2)
Equity compensation awards not approved by security holders	—		—	—
Total	11,463,586		$42.39	6,674,818

___________________________

(1)	Includes 211,605 restricted common shares, 49,851 restricted Operating Partnership units and 800,322 Out-Performance Plan units which do not have an option exercise price.
(2)	All of the shares available for future issuance under plans approved by the security holders may be issued as restricted shares or performance shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information relating to Principal Accountant fees and services will be contained in the Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Ratification of Selection of Independent Auditors” and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Pages in this Annual Report on Form 10-K
II--Valuation and Qualifying Accounts--years ended December 31, 2006, 2005 and 2004	197
III--Real Estate and Accumulated Depreciation as of December 31, 2006	198

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

Exhibit No.
10.55	Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between Vornado Realty L.P. and Alexander’s Inc.
10.56	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and between Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC.
12	Computation of Ratios
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: February 27, 2007	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President - Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 27, 2007
	(Steven Roth)	(Principal Executive Officer)

By:	/s/Michael D. Fascitelli	President and Trustee	February 27, 2007
(Michael D. Fascitelli)

By:	/s/Anthony W. Deering	Trustee	February 27, 2007
(Anthony W. Deering)

By:	/s/Robert P. Kogod	Trustee	February 27, 2007
(Robert P. Kogod)

By:	/s/Michael Lynne	Trustee	February 27, 2007
(Michael Lynne)

By:	/s/David Mandelbaum	Trustee	February 27, 2007
(David Mandelbaum)

By:	/s/Robert H. Smith	Trustee	February 27, 2007
(Robert H. Smith)

By:	/s/Ronald G. Targan	Trustee	February 27, 2007
(Ronald G. Targan)

By:	/s/Richard R. West	Trustee	February 27, 2007
(Richard R. West)

By:	/s/Russell B. Wight	Trustee	February 27, 2007
(Russell B. Wight, Jr.)

By:	/s/Joseph Macnow	Executive Vice President - Finance and	February 27, 2007
	(Joseph Macnow)	Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2006

(Amounts in Thousands)

	Column A	Column B		Column C	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations		Uncollectible Accounts Written-off	Balance at End of Year

Year Ended December 31, 2006: Allowance for doubtful accounts	$22,958	$3,618		$(6,515)	$20,061
Year Ended December 31, 2005: Allowance for doubtful accounts	$24,126	$5,072		$(6,240)	$22,958
Year Ended December 31, 2004: Allowance for doubtful accounts	$18,076	$16,771	(1)	$(10,721)	$24,126

__________________________

(1)

Beginning on November 18, 2004, we consolidate our investment in AmeriCold. Accordingly, additions charged against operations includes $3,106, which represents AmeriCold’s allowance for doubtful accounts on such date.

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which Carried at close of period						Life on which depreciation in latest income statement is computed
			Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
										Date acquired
Description	Encumbrances	Land			Land		Total (2)
Office Buildings
New York
Manhattan
One Penn Plaza	$—	$—	$412,169	$124,601	$—	$536,770	$536,770	$113,908	1972	1998	7 - 39 Years
Two Penn Plaza	296,428	53,615	164,903	73,837	52,689	239,666	292,355	62,901	1968	1997	7 - 39 Years
909 Third Avenue	220,314	—	120,723	25,522	—	146,245	146,245	29,096	1969	1999	7 - 39 Years
770 Broadway	353,000	52,898	95,686	76,269	52,898	171,955	224,853	43,105	1907	1998	7 - 39 Years
Eleven Penn Plaza	213,651	40,333	85,259	27,569	40,333	112,828	153,161	29,809	1923	1997	7 - 39 Years
90 Park Avenue	—	8,000	175,890	25,864	8,000	201,754	209,754	48,797	1964	1997	7 - 39 Years
888 Seventh Avenue	318,554	—	117,269	57,894	—	175,163	175,163	39,423	1980	1998	7 - 39 Years
330 West 34th Street	—	—	8,599	9,588	—	18,187	18,187	4,364	1925	1998	7 - 39 Years
1740 Broadway	—	26,971	102,890	14,359	26,971	117,249	144,220	26,361	1950	1997	7 - 39 Years
150 East 58th Street	—	39,303	80,216	23,689	39,303	103,905	143,208	22,958	1969	1998	7 - 39 Years
866 United Nations Plaza	45,467	32,196	37,534	10,827	32,196	48,361	80,557	14,315	1966	1997	7 - 39 Years
595 Madison Avenue	—	62,731	62,888	15,602	62,731	78,490	141,221	13,440	1968	1999	7 - 39 Years
640 Fifth Avenue	—	38,224	25,992	104,357	38,224	130,349	168,573	25,046	1950	1997	7 - 39 Years
40 Fulton Street	—	15,732	26,388	4,129	15,732	30,517	46,249	7,574	1987	1998	7 - 39 Years
689 Fifth Avenue	—	19,721	13,446	10,080	19,721	23,526	43,247	4,810	1925	1998	39 Years
20 Broad Street	—	—	28,760	18,742	—	47,502	47,502	9,058	1956	1998	7 - 39 Years
40 Thompson	—	6,530	10,057	133	6,503	10,217	16,720	341	1928	2005	7 - 39 Years
1540 Broadway Garage	—	10,053	8,697	0	10,053	8,697	18,750	104	1990	2006	39.5 Years
350 Park Avenue	430,000	184,621	431,637	0	184,621	431,637	616,258	557	1960	2006	7 - 39 Years
Other	—	—	5,548	16,317	—	21,865	21,865	1,396
Total New York	1,877,414	590,928	2,014,551	639,379	589,975	2,654,883	3,244,858	497,363

Washington D.C.
Crystal Mall (4 Buildings)	42,676	49,664	156,654	15,576	49,519	172,375	221,894	19,650	1968	2002	10 - 40 Years
Crystal Plaza (6 Buildings)	—	57,213	131,206	82,232	57,070	213,581	270,651	14,905	1964-1969	2002	10 - 40 Years
Crystal Square (4 Buildings)	185,239	64,817	218,330	28,603	64,652	247,098	311,750	39,278	1974-1980	2002	10 - 40 Years
Crystal City Hotel	—	8,000	47,191	854	8,000	48,045	56,045	2,948	1968	2004	10 - 40 Years
Crystal City Shop	—	—	20,465	5,687	—	26,152	26,152	2,459	2004	2004	10 - 40 Years
Crystal Gateway (4 Buildings)	136,208	47,594	177,373	14,310	47,465	191,812	239,277	29,821	1983-1987	2002	10 - 40 Years

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)		Gross amount at which Carried at close of period							Life on which depreciation in latest income statement is computed
			Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
										Date acquired
Description	Encumbrances	Land			Land		Total (2)
Crystal Park (5 Buildings)	201,013	100,935	409,920	59,619	100,228	470,246	570,474	69,212	1984-1989	2002	10 - 40 Years
Arlington Plaza	19,162	6,227	28,590	5,976	6,210	34,583	40,793	5,559	1985	2002	10 - 40 Years
Skyline Place (6 Buildings)	93,803	41,986	221,869	15,435	41,862	237,428	279,290	36,222	1973-1984	2002	10 - 40 Years
Seven Skyline Place	—	10,292	58,351	(4,078)	10,262	54,303	64,565	8,667	2001	2002	10 - 40 Years
One Skyline Tower	61,555	12,266	75,343	9,542	12,231	84,920	97,151	12,272	1988	2002	10 - 40 Years
Courthouse Plaza (2 Buildings)	74,413	—	105,475	17,565	—	123,040	123,040	19,160	1988-1989	2002	10 - 40 Years
1101 17th Street	25,545	20,666	20,112	4,322	20,609	24,491	45,100	4,476	1963	2002	10 - 40 Years
1730 M. Street	15,948	10,095	17,541	5,129	10,066	22,699	32,765	4,345	1963	2002	10 - 40 Years
1140 Connecticut Avenue	18,893	19,017	13,184	5,293	18,968	18,526	37,494	3,673	1966	2002	10 - 40 Years
1150 17th Street	30,846	23,359	24,876	8,019	23,296	32,958	56,254	5,715	1970	2002	10 - 40 Years
1750 Penn Avenue	47,803	20,020	30,032	(396)	19,948	29,708	49,656	4,681	1964	2002	10 - 40 Years
2101 L Street	—	32,815	51,642	7,566	—	92,023	92,023	4	1975	2003	10 - 40 Years
Democracy Plaza I	—	—	33,628	(1,224)	—	32,404	32,404	7,244	1987	2002	10 - 40 Years
Tysons Dulles (3 Buildings)	—	19,146	79,095	4,425	19,096	83,570	102,666	12,833	1986-1990	2002	10 - 40 Years
Commerce Executive (3 Buildings)	50,522	13,401	58,705	11,167	13,363	69,910	83,273	10,690	1985-1989	2002	10 - 40 Years
Reston Executive (3 Buildings)	93,000	15,424	85,722	4,119	15,380	89,885	105,265	13,084	1987-1989	2002	10 - 40 Years
Crystal Gateway I	55,701	15,826	53,894	5,117	15,826	59,011	74,837	6,683	1981	2002	10 - 40 Years
South Capital	—	4,009	6,273	68	4,009	6,341	10,350	1,376		2005	10 - 40 Years
Bowen Building	115,022	30,077	98,962	2,848	30,077	101,810	131,887	3,754	2004	2005	10 - 40 Years
H Street	—	57,451	641	154	57,605	641	58,246	24		2005	10 - 40 Years
Warner Building	292,700	70,853	246,169	1,468	70,154	248,336	318,490	8,557	1992	2005	10 - 40 Years
1925 K Street	19,422	55,438	3,012	—	55,438	3,012	58,450	1,342		2006	10 - 40 Years
1726 M Street	—	9,450	22,062	(1)	9,449	22,062	31,511	162	1964	2006	10 - 40 Years
Other	—	—	51,767	(43,145)	—	8,622	8,622	—
Total Washington, DC
Office Buildings	1,579,471	816,041	2,548,084	266,250	780,783	2,849,592	3,630,375	348,796

New Jersey
Bergen	—	—	8,345	13,536	1,033	20,848	21,881	9,594	1967	1987	26-40 Years
Total New Jersey	—	—	8,345	13,536	1,033	20,848	21,881	9,594

Total Office Buildings	3,456,885	1,406,969	4,570,980	919,165	1,371,791	5,525,323	6,897,114	855,753

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which Carried at close of period						Life on which depreciation in latest income statement is computed
			Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
										Date acquired
Description	Encumbrances	Land			Land		Total (2)
Shopping Centers
California
Anaheim	—	1,093	1,093	—	1,093	1,093	2,186	66		2004	40 years
Barstow	—	856	1,367	—	856	1,367	2,223	83		2004	40 years
Beaumont	—	206	1,321	—	206	1,321	1,527	80		2004	40 years
Calimesa	—	504	1,463	—	504	1,463	1,967	88		2004	40 years
Colton	—	1,239	954	—	1,239	954	2,193	58		2004	40 years
Colton	—	1,158	332	—	1,158	332	1,490	20		2004	40 years
Corona	—	—	3,073	—	—	3,073	3,073	186		2004	40 years
Costa Mesa	—	1,399	635	—	1,399	635	2,034	38		2004	40 years
Costa Mesa	—	2,239	308	—	2,239	308	2,547	19		2004	40 years
Desert Hot Springs	—	197	1,355	—	197	1,355	1,552	82		2004	40 years
Fontana	—	518	1,100	—	518	1,100	1,618	66		2004	40 years
Garden Grove	—	795	1,254	—	795	1,254	2,049	76		2004	40 years
Merced	—	1,829	2,022	—	1,829	2,022	3,851	11		2006	40 years
Mojave	—	—	2,250	—	—	2,250	2,250	136		2004	40 years
Moreno Valley	—	639	1,156	—	639	1,156	1,795	70		2004	40 years
Ontario	—	713	1,522	—	713	1,522	2,235	92		2004	40 years
Orange	—	1,487	1,746	—	1,487	1,746	3,233	105		2004	40 years
Rancho Cucamonga	—	1,052	1,050	—	1,051	1,051	2,102	64		2004	40 years
Redding	—	3,075	3,030	—	3,075	3,030	6,105	16		2006	40 years
Rialto	—	434	1,173	—	434	1,173	1,607	71		2004	40 years
Riverside	—	209	704	—	209	704	913	43		2004	40 years
Riverside	—	251	783	—	251	783	1,034	47		2004	40 years
Sacramento	—	3,888	31,362	—	3,888	31,362	35,250	796		2006	40 years
San Bernardino	—	1,651	1,810	—	1,651	1,810	3,461	109		2004	40 years
San Bernardino	—	1,598	1,119	—	1,598	1,119	2,717	68		2004	40 years
San Francisco (3700 Geary Blvd)	—	11,851	4,471	—	11,851	4,471	16,322	113		2006	40 years
San Francisco (340 Pine Street)	—	351	2,828	—	351	2,828	3,179	72		2006	40 years
Santa Ana	—	1,565	377	—	1,565	377	1,942	23		2004	40 years
Signal Hill	—	9,932	3,118	—	9,932	3,118	13,050	16		2006	40 years

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial cost to company (1)			Gross amount at which Carried at close of period						Life on which depreciation in latest income statement is computed
				Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
											Date acquired
Description	Encumbrances		Land			Land		Total (2)
Vallejo	—		—	3,123	—	—	3,123	3,123	18		2006	36 years
Walnut Creek	—		2,690	19,930	—	2,690	19,930	22,620	506		2006	40 years
Westminster	—		1,673	1,192	—	1,673	1,192	2,865	72		2004	40 years
Yucaipa	—		663	426	—	663	426	1,089	26		2004	40 years
Total California	—		55,755	99,447	—	55,754	99,448	155,202	3,336

Colorado
Grand Junction	—		2,321	2,071	—	2,321	2,071	4,392	11		2006	40 years
Littleton	—		5,867	2,557	—	5,867	2,557	8,424	13		2006	40 years
Total Colorado	—		8,188	4,628	—	8,188	4,628	12,816	24

Connecticut
Newington (4)	6,232	*	502	1,581	2,012	2,421	1,674	4,095	415	1965	1965	9-40 years
Waterbury	5,874	*	—	2,103	7,988	667	9,424	10,091	3,576	1969	1969	21-40 years
Total Connecticut	12,106		502	3,684	10,000	3,088	11,098	14,186	3,991

Florida
Coral Springs	—		3,942	2,326	—	3,942	2,326	6,268	12		2006	40 years
Tampa	—		3,871	2,532	—	3,871	2,532	6,403	13		2006	40 years
Vero Beach	—		2,194	1,908	—	2,194	1,908	4,102	10		2006	40 years
Total Florida	—		10,007	6,766	—	10,007	6,766	16,773	35

Illinois
Bourbonnais	—		2,379	3,792	—	2,379	3,792	6,171	20		2006	40 years
Lansing	—		2,264	1,128	—	2,264	1,128	3,392	6		2006	40 years
Total Illinois	—		4,643	4,920	—	4,643	4,920	9,563	26

Iowa
Dubuque	—		—	1,568	—	—	1,568	1,568	9		2006	36 years

Maryland
Annapolis	—		—	9,652	—	—	9,652	9,652	1,056		2005	40 Years
Baltimore (Towson)	10,841	*	581	2,756	868	581	3,624	4,205	3,031	1968	1968	13-40 years

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial cost to company (1)			Gross amount at which Carried at close of period						Life on which depreciation in latest income statement is computed
				Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
											Date acquired
Description	Encumbrances		Land			Land		Total (2)
Glen Burnie	5,579	*	462	1,741	1,444	462	3,185	3,647	2,333	1958	1958	16-33 years
Rockville	14,883		3,398	20,026	331	3,398	20,357	23,755	924		2005	40 Years
Wheaton	—		—	5,691	—	—	5,691	5,691	30		2006	40 Years
Total Maryland	31,303		4,441	39,866	2,643	4,441	42,509	46,950	7,374

Massachusetts
Chicopee (4)	—		510	2,031	(936)	895	710	1,605	710	1969	1969	13-40 years
Dorchester (4)	—		13,617	4,023	—	13,617	4,023	17,640	21		2006	40 years
Springfield	2,974	*	505	1,657	3,525	2,797	2,890	5,687	201	1993	1966	28-30 years
Total Massachusetts	2,974		14,632	7,711	2,589	17,309	7,623	24,932	932

Michigan
Battle Creek	—		1,340	2,273	—	1,340	2,273	3,613	12		2006	40 years
Holland	—		637	2,120	—	637	2,120	2,757	11		2006	40 years
Midland	—		—	141	—	—	141	141	1		2006	36 years
Roseville	—		30	6,370	18	30	6,388	6,418	783		2005	40 years
Total Michigan	—		2,007	10,904	18	2,007	10,922	12,929	807

New Hampshire
Salem	—		6,082	—	—	6,082	—	6,082	—		2006

New Jersey
Bordentown	7,679	*	498	3,176	1,117	713	4,078	4,791	3,977	1958	1958	7-40 years
Bricktown	15,518	*	929	2,175	11,137	929	13,312	14,241	7,598	1968	1968	22-40 years
Bricktown II	—		462	—	98	462	98	560	—		2005
Cherry Hill (4)	14,272	*	915	3,926	5,741	5,864	4,718	10,582	3,271	1964	1964	12-40 years
Delran	6,117	*	756	3,184	2,033	756	5,217	5,973	4,210	1972	1972	16-40 years
Dover	6,994	*	224	2,330	6,807	559	8,802	9,361	4,178	1964	1964	16-40 years
East Brunswick	21,668	*	319	3,236	8,428	319	11,664	11,983	8,482	1957	1957	8-33 years
East Brunswick (former Whse)	7,926		—	4,772	11,671	2,098	14,345	16,443	6,170	1972	1972	18-40 years
East Hanover I	25,978	*	376	3,063	10,223	476	13,186	13,662	7,388	1962	1962	9-40 years
East Hanover II (4)	—		1,756	8,706	423	2,195	8,690	10,885	1,961	1979	1998	40 years
Eatontown	—		4,653	3,659	1,533	4,653	5,192	9,845	136		2005	40 years

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial cost to company (1)		Gross amount at which Carried at close of period							Life on which depreciation in latest income statement is computed
				Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
											Date acquired
Description	Encumbrances		Land			Land		Total (2)
Hackensack	23,805	*	536	3,293	7,787	692	10,924	11,616	7,345	1963	1963	15-40 years
Jersey City (4)	18,224	*	652	2,962	4,873	652	7,835	8,487	1,416	1965	1965	11-40 years
Kearny (4)	3,558	*	279	4,429	(108)	309	4,291	4,600	2,269	1938	1959	23-29 years
Lawnside	10,084	*	851	2,222	2,301	851	4,523	5,374	3,081	1969	1969	17-40 years
Lodi (Route 17 North)	8,937	*	245	9,339	100	238	9,446	9,684	1,710	1999	1975	40 years
Lodi (Washington Street)	11,522		7,606	13,125	—	7,606	13,125	20,731	697		2004	40 years
Manalapan	11,927	*	725	2,447	8,760	725	11,207	11,932	6,671	1971	1971	14-40 years
Marlton	11,597	*	1,514	4,671	1,302	1,611	5,876	7,487	4,498	1973	1973	16-40 years
Middletown	15,655	*	283	1,508	4,486	283	5,994	6,277	4,015	1963	1963	19-40 years
Montclair	1,831	*	66	470	330	66	800	866	614	1972	1972	4-15 years
Morris Plains	11,460	*	1,254	3,140	3,570	1,104	6,860	7,964	6,415	1961	1985	7-19 years
North Bergen (Kennedy Blvd) (4)	3,773	*	510	3,390	(922)	2,308	670	2,978	280	1993	1959	30 years
North Bergen (Tonnelle Avenue)	—		—	28,564	—	—	28,564	28,564	—		2006
North Plainfield	10,359	*	500	13,340	695	500	14,035	14,535	8,098	1955	1989	21-30 years
Paramus (Bergen Town Center)	—		18,048	135,394	35,901	18,048	171,295	189,343	5,831	1957	2003	5-40 years
Totowa	28,113	*	1,097	5,359	11,135	1,099	16,492	17,591	9,349	1957/1999	1957	19-40 years
Turnersville	3,889	*	900	2,132	66	900	2,198	3,098	1,951	1974	1974	23-40 years
Union (4)	31,927	*	1,014	4,527	6,083	2,871	8,753	11,624	3,433	1962	1962	6-40 years
Watchung (4)	12,882	*	451	2,347	6,917	4,178	5,537	9,715	2,222	1994	1959	27-30 years
Woodbridge (4)	21,044	*	190	3,047	2,703	1,539	4,401	5,940	1,734	1959	1959	11-40 years
Total New Jersey	346,739		47,609	283,933	155,190	64,604	422,128	486,732	119,000

New York
Albany (Menands)	5,918	*	460	1,677	2,469	460	4,146	4,606	2,940	1965	1965	22-40 years
Bronx (Gun Hill Road)	—		1,032	17,281	2,605	1,032	19,886	20,918	72		2005	40 years
Buffalo (Amherst)	6,669	*	402	2,019	2,240	636	4,025	4,661	3,630	1968	1968	13-40 years
Dewitt	—		—	7,546	—	—	7,546	7,546	46		2006	34 years
Freeport	14,087	*	1,231	3,273	2,846	1,231	6,119	7,350	4,099	1981	1981	15-40 years
Hicksville (Broadway Mall)	99,154		126,316	48,904	373	126,316	49,277	175,593	1,228		2005	40 years
Inwood	—		12,419	19,096	101	12,419	19,197	31,616	996		2004	40 years
New Hyde Park	7,110	*	—	—	4	—	4	4	3	1970	1976	6-10 years

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial cost to company (1)			Gross amount at which Carried at close of period						Life on which depreciation in latest income statement is computed
				Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
											Date acquired
Description	Encumbrances		Land			Land		Total (2)
North Syracuse	—		—	—	—	—	—	—	—	1967	1976	11-12 years
Poughkeepsie (South Hills Mall)	—		12,755	12,731	1,212	12,755	13,943	26,698	427		2005	40 years
Queens (99-01 Queens Boulevard)	—		7,839	20,047	502	7,839	20,549	28,388	1,173		2004	40 years
Rochester (Henrietta)	—		—	2,124	1,158	—	3,282	3,282	2,806	1971	1971	15-40 years
Rochester (4)	—		443	2,870	(928)	2,172	213	2,385	213	1966	1966	10-40 years
Staten Island	19,232		11,446	21,261	161	11,446	21,422	32,868	1,557		2004	40 years
Valley Stream (Green Acres)	140,391		140,069	99,586	55,381	147,172	147,864	295,036	25,777	1956	1997	39-40 years
Manhattan
1540 Broadway	—		69,042	194,259	—	69,042	194,259	263,301	2,298		2006	40 years
828-850 Madison Avenue	80,000		107,937	28,261	—	107,937	28,261	136,198	1,119		2005	40 years
4 Union Square South	—		12,566	4,044	62,805	24,080	55,335	79,415	3,474	1965/2004	1993	40 years
40 East 66th Street	—		30,942	17,309	—	13,942	34,309	48,251	613		2005	40 years
25 W. 14th Street	—		29,169	17,878	316	29,169	18,194	47,363	1,239		2004	40 years
435 7th Avenue	—		13,736	5,835	19,450	19,893	19,128	39,021	2,088		1997	40 years
692 Broadway	—		6,053	22,908	—	6,053	22,908	28,961	811		2005	40 years
715 Lexington Avenue	—		—	11,574	15,329	—	26,903	26,903	1,496	1923	2001	40 years
211-217 Columbus Avenue	—		18,907	7,316	—	18,907	7,316	26,223	240		2005	40 years
677-679 Madison Avenue	—		13,070	9,621	—	13,070	9,621	22,691	110		2006	40 years
1135 Third Avenue	—		7,844	7,844	—	7,844	7,844	15,688	1,765		1997	39 years
387 West Broadway	—		5,858	7,642	273	5,858	7,915	13,773	433		2004	15-40 years
122-124 Spring Street	—		3,568	9,627	—	3,568	9,627	13,195	241		2006	40 years
386 West Broadway	4,813		2,624	6,160	—	2,624	6,160	8,784	312		2004	40 years
484 8th Avenue	—		3,856	762	—	3,856	762	4,618	185		1997	40 years
825 7th Avenue	—		1,483	697	—	1,483	697	2,180	170		1997	40 years
Total New York	377,374		641,067	610,152	166,297	650,804	766,712	1,417,516	61,561

Pennsylvania
Allentown	22,123	*	70	3,446	12,753	334	15,935	16,269	8,861	1957	1957	20-42 years
Bensalem (4)	6,113	*	1,198	3,717	5,586	2,727	7,774	10,501	1,669	1972/1999	1972	40 years
Bethlehem	3,869	*	278	1,806	4,475	822	5,737	6,559	5,556	1966	1966	9-40 years
Broomall	9,303	*	734	1,675	1,340	850	2,899	3,749	2,748	1966	1966	9-40 years

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial cost to company (1)			Gross amount at which Carried at close of period						Life on which depreciation in latest income statement is computed
				Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
											Date acquired
Description	Encumbrances		Land			Land		Total (2)
Glenolden	6,978	*	850	1,295	997	850	2,292	3,142	1,522	1975	1975	18-40 years
Lancaster (4)	—		606	2,312	699	3,140	477	3,617	379	1966	1966	12-40 years
Levittown	3,126	*	193	1,231	131	183	1,372	1,555	1,365	1964	1964	7-40 years
10th and Market Streets,
Philadelphia	8,522	*	933	3,230	26,223	933	29,453	30,386	3,716	1977	1994	27-30 years
Upper Mooreland	6,614	*	683	2,497	271	683	2,768	3,451	2,383	1974	1974	15-40 years
Wyomissing	—		—	3,066	1,342	—	4,408	4,408	900		2005	10-40 years
Wilkes Barre	—		—	301	—	—	301	301	159		2005	5 years
York	3,912	*	421	1,700	2,618	409	4,330	4,739	2,561	1970	1970	15-40 years
Total Pennsylvania	70,560		5,966	26,276	56,435	10,931	77,746	88,677	31,819

South Carolina
Charleston	—		—	3,854	—	—	3,854	3,854	20		2006	40 years

Tennessee
Antioch	—		1,613	2,530	—	1,613	2,530	4,143	13		2006	40 years

Texas
Abilene	—		582	1,247	—	582	1,247	1,829	6		2006	40 years
San Angelo	—		190	1,210	—	190	1,210	1,400	6		2006	40 years
Texarkana	—		—	485	—	—	485	485	3		2006	36 years
Victoria	—		310	1,244	—	310	1,244	1,554	6		2006	40 years
Total Texas	—		1,082	4,186	—	1,082	4,186	5,268	21

Virginia
Norfolk	—		—	3,942	—	—	3,942	3,942	1,158		2005	40 years
Springfield (Springfield Mall)	193,501		34,265	261,266	1,071	34,265	262,337	296,602	6,142
Total Virginia	193,501		34,265	265,208	1,071	34,265	266,279	300,544	7,300

Washington
Federal Way	—		2,350	969	—	2,350	969	3,319	5		2006	40 years

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)		Gross amount at which Carried at close of period							Life on which depreciation in latest income statement is computed
			Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
										Date acquired
Description	Encumbrances	Land			Land		Total (2)
Washington, DC
3040 M Street	—	7,767	27,490	—	7,767	27,490	35,257	583		2006	40 years

Wisconsin
Fond Du Lac	—	—	186	—	—	186	186	1		2006	40 years

Puerto Rico (San Juan)
Las Catalinas	63,402	15,280	71,754	(73)	15,280	71,681	86,961	14,047	1996	2002	15-39 years
Montehiedra	120,000	9,182	66,701	3,517	9,182	70,218	79,400	16,858	1996	1997	40 years
Total Puerto Rico	183,402	24,462	138,455	3,444	24,462	141,899	166,361	30,905

Total Retail Properties	1,217,959	872,438	1,542,733	397,687	909,397	1,903,461	2,812,858	267,762

Merchandise Mart Properties
Illinois
Merchandise Mart,
Chicago	550,000	64,528	319,146	120,856	64,535	439,995	504,530	88,464	1930	1998	40 Years
350 North Orleans
Chicago	—	14,238	67,008	74,676	14,246	141,676	155,922	30,704	1977	1998	40 Years
527 W. Kinzie,
Chicago	—	5,166	—	—	5,166	—	5,166	—

Washington D.C.
Washington Office Center	—	10,719	69,658	7,060	10,719	76,718	87,437	17,130	1990	1998	40 Years
Washington Design Center	46,328	12,274	40,662	12,302	12,274	52,964	65,238	12,980	1919	1998	40 Years

North Carolina
Market Square Complex,
High Point	220,000	13,038	102,239	77,318	15,047	177,548	192,595	33,187	1902 - 1989	1998	40 Years

New York
7 West 34th Street	—	34,614	94,167	33,481	34,614	127,648	162,262	16,266	1901	2000	40 Years

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which Carried at close of period						Life on which depreciation in latest income statement is computed
			Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
										Date acquired
Description	Encumbrances	Land			Land		Total (2)
Massachusetts
Boston Design Center	72,000	—	93,915	2,314	—	96,229	96,229	2,402	1918	2005	40 Years

California
Gift and Furniture Mart,
Los Angeles	—	10,141	43,422	21,278	10,141	64,700	74,841	10,651	1958	2000	40 Years

Total Merchandise Mart	888,328	164,718	830,217	349,285	166,742	1,177,478	1,344,220	211,784

Cold Storage Facilities
ALABAMA
Birmingham	2,810	861	4,376	371	874	4,734	5,608	1,355		1997
Montgomery	—	13	5,814	5,359	31	11,155	11,186	6,504		1997
Gadsden	—	11	306	65	11	371	382	129		1997
Albertville	—	540	6,106	10,733	540	16,839	17,379	1,557		1997
Total Alabama	2,810	1,425	16,602	16,528	1,456	33,099	34,555	9,545

ARIZONA
Phoenix	9,400	590	12,087	516	610	12,583	13,193	5,160		1998

ARKANSAS
Fort Smith	8,760	255	3,957	421	255	4,378	4,633	1,062		1997
West Memphis	19,096	1,278	13,434	723	1,295	14,140	15,435	3,657		1997
Texarkana	19,250	537	7,922	282	625	8,116	8,741	4,027		1998
Russellville Freezer	—	906	13,754	118	907	13,871	14,778	4,418		1998
Russellville Valley	18,865	1,522	14,552	24	1,522	14,576	16,098	5,208		1998
Springdale	13,640	864	16,312	362	891	16,647	17,538	4,831		1998
Total Arkansas	79,611	5,362	69,931	1,930	5,495	71,728	77,223	23,203

CALIFORNIA
Ontario	—	1,006	20,683	8,025	1,013	28,701	29,714	6,236		1997

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which Carried at close of period						Life on which depreciation in latest income statement is computed
			Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
										Date acquired
Description	Encumbrances	Land			Land		Total (2)
Fullerton	—	94	565	737	242	1,154	1,396	204		1997
Pajaro	—	—	—	—	—	—	—	—		1997
Turlock	14,751	353	9,906	512	364	10,407	10,771	2,834		1997
Watsonville	—	662	16,496	73	662	16,569	17,231	4,999		1997
Turlock	—	1,097	7,415	124	1,099	7,537	8,636	2,352		1997
Ontario	—	—	—	—	—	—	—	—
Total California	14,751	3,212	55,065	9,471	3,380	64,368	67,748	16,625

COLORADO
Denver	—	541	6,164	602	541	6,766	7,307	2,385		1997

FLORIDA
Tampa	—	423	369	37	423	406	829	485		1997
Plant City	—	283	2,212	1,516	283	3,728	4,011	1,136		1997
Bartow	—	32	5,612	450	49	6,045	6,094	2,009		1997
Tampa	—	108	7,332	980	146	8,274	8,420	2,649		1997
Tampa	—	9	267	135	9	402	411	144		1997
Total Florida	—	855	15,792	3,118	910	18,855	19,765	6,423

GEORGIA
Atlanta	15,200	4,442	18,373	1,997	4,509	20,303	24,812	5,512		1997
Atlanta	25,000	3,490	38,488	1,888	3,535	40,331	43,866	9,878		1997
Augusta	2,400	260	3,307	1,272	260	4,579	4,839	1,581		1997
Atlanta	21,000	—	—	10,167	1,227	8,940	10,167	1,401	2001
Atlanta	—	700	3,754	115	712	3,857	4,569	1,036		1997
Montezuma	—	66	6,079	917	66	6,996	7,062	1,658		1997
Atlanta	20,000	2,201	6,767	7,841	2,201	14,608	16,809	4,694		2006
Atlanta	—	—	37,133	—	—	37,133	37,133	57		1997
Thomasville	21,868	763	21,504	575	810	22,032	22,842	5,281		1998
Total Georgia	105,468	11,922	135,405	24,772	13,320	158,779	172,099	31,098

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)		Gross amount at which Carried at close of period							Life on which depreciation in latest income statement is computed
			Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
										Date acquired
Description	Encumbrances	Land			Land		Total (2)
IDAHO
Burley	—	409	36,098	1,040	472	37,075	37,547	10,751		1997
Nampa	12,782	1,986	15,675	148	2,031	15,778	17,809	4,285		1997
Total Idaho	12,782	2,395	51,773	1,188	2,503	52,853	55,356	15,036

ILLINOIS
Rochelle	—	2,449	19,315	2,521	2,603	21,682	24,285	7,179		1997
Rochelle	—	1,570	30,357	4,708	1,570	35,065	36,635	—		2006
East Dubuque	18,000	506	8,792	14	506	8,806	9,312	4,475		1998
Total Illinois	18,000	4,525	58,464	7,243	4,679	65,553	70,232	11,654

INDIANA
Indianapolis	52,000	2,021	26,569	3,078	2,325	29,343	31,668	7,479		1997

IOWA
Fort Dodge	8,000	1,488	3,205	527	1,674	3,546	5,220	2,431		1997
Bettendorf	6,600	1,275	12,203	1,712	1,405	13,785	15,190	3,937		1997
Total Iowa	14,600	2,763	15,408	2,239	3,079	17,331	20,410	6,368

KANSAS
Wichita	10,626	423	5,216	986	803	5,822	6,625	1,475		1997
Garden City	18,400	159	15,740	(2,265)	393	13,241	13,634	3,976		1998
Total Kansas	29,026	582	20,956	(1,279)	1,196	19,063	20,259	5,451

KENTUCKY
Sebree	8,701	42	10,401	160	100	10,503	10,603	1,996		1998

MAINE
Portland	—	1	4,812	397	2	5,208	5,210	1,614		1997

MASSACHUSETTS
Gloucester	—	765	1,821	(2,586)	—	—	—	—		1997
Gloucester	—	2,274	8,327	744	2,274	9,071	11,345	4,441		1997

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)		Gross amount at which Carried at close of period							Life on which depreciation in latest income statement is computed
			Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
										Date acquired
Description	Encumbrances	Land			Land		Total (2)
Gloucester	—	1,629	10,541	1,698	1,639	12,229	13,868	3,363		1997
Gloucester	—	1,826	12,271	1,250	1,826	13,521	15,347	4,305		1997
Boston	6,850	1,464	7,770	660	1,500	8,394	9,894	3,403		1997
Total Massachusetts	6,850	7,958	40,730	1,766	7,239	43,215	50,454	15,512

MISSOURI
Marshall	8,650	580	9,839	458	638	10,239	10,877	2,662		1997
Kansas City	—	—	—	1,965	1,965	—	1,965	916		2003
Carthage	128,000	1,417	68,698	29,360	11,742	87,733	99,475	27,251		1998
Total Missouri	136,650	1,997	78,537	31,783	14,345	97,972	112,317	30,829

MISSISSIPPI
West Point	19,920	69	11,495	438	75	11,927	12,002	5,296		1998

NEBRASKA
Fremont	17,530	13	12,817	687	26	13,491	13,517	3,135		1998
Grand Island	—	31	582	5,441	76	5,978	6,054	1,328		1997
Total Nebraska	17,530	44	13,399	6,128	102	19,469	19,571	4,463

NEW YORK
Syracuse	16,170	1,930	31,749	2,179	1,999	33,859	35,858	8,939		1997

NORTH CAROLINA
Charlotte	—	80	—	(80)		—	—	—		1997
Charlotte	6,230	1,068	12,296	1,083	1,245	13,202	14,447	3,519		1997
Tarboro	26,570	—	2,160	18,819	—	20,979	20,979	3,648		1997
Total North Carolina	32,800	1,148	14,456	19,822	1,245	34,181	35,426	7,167

OHIO
Massillon	—	—	—	12,174	—	12,174	12,174	1,883	2000

OKLAHOMA
Oklahoma City	—	244	2,450	345	310	2,729	3,039	769		1997

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)		Gross amount at which Carried at close of period							Life on which depreciation in latest income statement is computed
			Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
										Date acquired
Description	Encumbrances	Land			Land		Total (2)
OREGON
Hermiston	26,650	1,063	23,105	143	1,102	23,209	24,311	6,780		1997
Milwaukie	19,450	1,776	16,546	903	1,840	17,385	19,225	5,169		1997
Salem	42,230	2,721	27,089	626	2,856	27,580	30,436	7,055		1997
Woodburn	11,781	1,084	28,130	487	1,084	28,617	29,701	10,925		1997
Brooks	—	4	1,280	413	4	1,693	1,697	1,667		1997
Ontario	—	1,031	21,896	1,653	1,073	23,507	24,580	7,926		1997
Total Oregon	100,111	7,679	118,046	4,225	7,959	121,991	129,950	39,522

PENNSYLVANIA
Leesport	25,790	2,823	20,698	1,442	3,214	21,749	24,963	5,824		1997
Fogelsville	—	9,757	43,633	3,150	10,055	46,485	56,540	16,003		1997
Total Pennsylvania	25,790	12,580	64,331	4,592	13,269	68,234	81,503	21,827

SOUTH CAROLINA
Columbia	—	360	4,518	145	364	4,659	5,023	1,233		1997

SOUTH DAKOTA
Sioux Falls	—	59	14,132	1,119	113	15,197	15,310	3,613		1998

TENNESSEE
Memphis	—	80	—	—	80	—	80	—		1997
Memphis	—	699	11,484	1,185	1,111	12,257	13,368	3,017		1997
Murfreesboro	32,400	937	12,568	5,765	1,028	18,242	19,270	4,364		1997
Total Tennessee	32,400	1,716	24,052	6,950	2,219	30,499	32,718	7,381

TEXAS
Amarillo	24,948	106	18,549	609	127	19,137	19,264	5,593		1998
Ft. Worth	27,680	—	208	9,506	2,239	7,475	9,714	1,427		1998
Ft. Worth	—	3,358	26,305	(4,678)	3,358	21,627	24,985	55		2006
Total Texas	52,628	3,464	45,062	5,437	5,724	48,239	53,963	7,075

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)		Gross amount at which Carried at close of period							Life on which depreciation in latest income statement is computed
			Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
										Date acquired
Description	Encumbrances	Land			Land		Total (2)
UTAH
Clearfield	43,840	1,348	24,605	785	1,466	25,272	26,738	6,345		1997

VIRGINIA
Norfolk	6,700	1,033	5,731	560	1,106	6,218	7,324	1,529		1997
Strasburg	27,600	—	—	19,133	1,204	17,929	19,133	2,914		1999
Total Virginia	34,300	1,033	5,731	19,693	2,310	24,147	26,457	4,443

WASHINGTON
Burlington	14,730	756	13,092	283	768	13,363	14,131	2,251		1997
Moses Lake	30,080	659	32,910	313	659	33,223	33,882	7,119		1997
Walla Walla	4,810	954	10,992	(195)	712	11,039	11,751	4,282		1997
Connell	29,414	357	20,825	205	357	21,030	21,387	4,568		1997
Wallula	5,200	125	7,705	154	128	7,856	7,984	2,624		1997
Pasco	18,850	9	690	9,300	9	9,990	9,999	1,958		1997
Total Washington	103,084	2,860	86,214	10,060	2,633	96,501	99,134	22,802

WISCONSIN
Tomah	22,520	219	16,990	171	219	17,161	17,380	4,374		1997
Babcock	14,938	—	—	5,875	341	5,534	5,875	1,126		1999
Plover	43,320	865	44,544	1,066	920	45,555	46,475	10,659		1997
Total Wisconsin	80,778	1,084	61,534	7,112	1,480	68,250	69,730	16,159

Total Cold Storage Facilities	1,050,000	81,809	1,140,470	204,716	102,448	1,324,547	1,426,995	349,295

Warehouse/Industrial
New Jersey
East Hanover	25,995	576	7,752	7,592	691	15,229	15,920	14,344	1972	1972	18-40 years
Edison	5,190	704	2,839	1,713	704	4,552	5,256	3,908	1962	1962	9-40 years
Garfield	8,068	96	8,068	9,011	45	17,130	17,175	13,647	1979	1998	40 years
Total Warehouse/Industrial	39,253	1,376	18,659	18,316	1,440	36,911	38,351	31,899

Other Properties
Hotel Pennsylvania	—	29,904	121,712	24,993	29,904	146,705	176,609	38,728	1919	1997	39 years
40 East 66th Residential	—	73,312	41,685	22,739	41,542	96,194	137,736	1,715		2005
220 Central Park South	122,990	115,720	16,420	38,588	115,720	55,008	170,728	5,232		2005

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E		COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which Carried at close of period						Life on which depreciation in latest income statement is computed
			Buildings and improvements	Costs capitalized subsequent to acquisition		Buildings and improvements		Accumulated depreciation and amortization	Date of construction (3)
										Date acquired
Description	Encumbrances	Land			Land		Total (2)
677-679 Madison	—	2,289	1,657	—	2,289	1,657	3,946	7		2006
Other	36,866	28,052	—	139,655	54,620	113,087	167,707	1,652
Total Other Properties	159,856	249,277	181,474	225,975	244,075	412,651	656,726	47,334

Leasehold Improvements
Equipment and Other	50	12,978	2,414	361,832	77	377,147	377,224	204,851
TOTAL
December 31, 2006	$6,812,331	$2,789,565	$8,286,947	$2,476,976	$2,795,970	$10,757,518	$13,553,488	$1,968,678

*These encumbrances are cross-collateralized under a blanket mortgage in the amount of $463,135 as of December 31, 2006.

Notes:
(1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date - see Column H.
(2) The net basis of the company's assets and liabilities for tax purposes is approximately $3,898,470 lower than the amount reported for financial statement purposes.
(3) Date of original construction - many properties have had substantial renovation or additional construction - see Column D.
(4) Buildings on these properties were demolished. As a result, the cost of the buildings and improvements, net of accumulated depreciation, were either transferred to land or expensed.

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2006	2005	2004
Real Estate
Balance at beginning of period	$11,367,812	$9,678,876	$7,590,877
Consolidation of investment in AmeriCold	—	—	1,535,344
Additions during the period:
Land	552,381	589,148	100,558
Buildings & improvements	1,860,881	1,099,974	509,664
	13,781,074	11,367,998	9,736,443
Less: Assets sold and written-off	227,586	186	57,567
Balance at end of period	$13,553,488	$11,367,812	$9,678,876

Accumulated Depreciation
Balance at beginning of period	$1,663,777	$1,401,032	$864,744
Consolidation of investment in AmeriCold	—	—	353,119
Additions charged to operating expenses	353,473	294,474	205,170
Additions due to acquisitions	—	—	—
	2,017,250	1,695,506	1,423,033

Less: Accumulated depreciation on assets sold and written-off	48,572	31,729	22,001
Balance at end of period	$1,968,678	$1,663,777	$1,401,032

EXHIBIT INDEX

Exhibit No.
3.1		-

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
Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

	*		_______________________ Incorporated by reference.

3.10		-

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

Articles Supplementary Classifying Vornado Realty Trust’s Series D-11 7.20% Cumulative
Redeemable Preferred Shares, liquidation preference $25.00 per share, as filed with the
State Department of Assessments and Taxation of Maryland on May 27, 2004 -
Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on June 14, 2004

*

	*		_______________________ Incorporated by reference.

3.19		-

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

Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

	*		_______________________ Incorporated by reference.

3.30		-

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

Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 -
Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration
Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

	*		_______________________ Incorporated by reference.

3.44		-

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

Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 -
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on January 4, 2005

*

	*		_______________________ Incorporated by reference.

3.57		-

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

Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006

*

3.64		-

Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007

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
Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(File No. 001-11954), filed on April 28, 2005

*

4.4		-

Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado
Realty L.P., as Guarantor and The Bank of New York, as Trustee – Incorporated by
reference to Exhibit 4.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on November 27, 2006

*

	*		_______________________ Incorporated by reference.

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

Management and Development Agreement among Alexander’s Inc. and Vornado Realty
Trust, dated as of February 6, 1995 - Incorporated by reference to Exhibit 99.1 to Vornado
Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed February 21, 1995

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.12	**	-

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
Fascitelli, filed as Exhibit 10(C)(3) to Vornado Realty Trust’s Annual Report on Form
10-K for the year ended December 31, 1996 (File No. 001-11954), filed on
March 13, 1997

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.22	**	-

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
Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander’s Inc.’s Quarterly
Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.34		-

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

Form of Restricted Stock Agreement between the Company and certain employees –
Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on
February 25, 2005

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.45	**	-

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

Guaranty, made as of June 28, 2006, by Vornado Realty Trust, for the benefit of JP Morgan
Chase Bank – Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended September 30, 2006
(File No. 001-11954), filed on October 31, 2006

*

10.54	**	-

Amendment, dated October 26, 2006, to the Vornado Realty Trust Omnibus Share Plan –
Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-11954), filed on
October 31, 2006

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.55	**	-	Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Vornado Realty L.P. and Alexander’s, Inc.

10.56	**	-

Amendment to 59th Street Real Estate Retention Agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office
One LLC and 731 Office Two LLC.

12		-	Computation of Ratios

21		-	Subsidiaries of Registrant

23		-	Consent of Independent Registered Public Accounting Firm

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

	**		_______________________ Management contract or compensatory agreement.