Form 10-Q
period 2007-03-31
VORNADO REALTY TRUST
filed 2007-05-01
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

As of March 31, 2007, 151,864,560 of the registrant’s common shares of beneficial interest are outstanding.

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)
ASSETS	March 31, 2007	December 31, 2006
Real estate, at cost:
Land	$3,343,729	$2,795,970
Buildings and improvements	10,583,236	9,967,415
Development costs and construction in progress	466,634	417,671
Leasehold improvements and equipment	391,090	372,432
Total	14,784,689	13,553,488
Less accumulated depreciation and amortization	(2,056,118)	(1,968,678)
Real estate, net	12,728,571	11,584,810
Cash and cash equivalents	2,884,674	2,233,317
Escrow deposits and restricted cash	131,234	140,351
Marketable securities	369,073	316,727
Investments and advances to partially owned entities, including Alexander’s of $92,867 and $82,114	1,242,111	1,135,669
Investment in Toys “R” Us	375,132	317,145
Due from officers	13,197	15,197
Accounts receivable, net of allowance for doubtful accounts of $19,385 and $17,727	233,414	230,908
Notes and mortgage loans receivable	659,612	561,164
Receivable arising from the straight-lining of rents, net of allowance of $2,508 and $2,334	462,368	441,982
Other assets	1,152,125	976,103
Assets related to discontinued operations	908	908
	$20,252,419	$17,954,281

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes and mortgages payable	$7,590,860	$6,886,884
Convertible senior debentures	2,353,174	980,083
Senior unsecured notes	1,197,455	1,196,600
Exchangeable senior debentures	491,639	491,231
Accounts payable and accrued expenses	458,581	531,977
Deferred credit	596,465	342,733
Other liabilities	182,602	184,844
Officers’ compensation payable	63,588	60,955
Total liabilities	12,934,364	10,675,307
Minority interest, including unitholders in the Operating Partnership	1,106,348	1,128,204
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 33,985,777 and 34,051,635 shares	825,367	828,660
Common shares of beneficial interest: $.04 par value per share; authorized, 200,000,000 shares; issued and outstanding 151,864,560 and 151,093,373 shares	6,115	6,083
Additional capital	5,323,944	5,287,923
Earnings less than distributions	(45,361)	(69,188)
Accumulated other comprehensive income	99,724	92,963
Deferred compensation shares earned but not yet delivered	1,918	4,329
Total shareholders’ equity	6,211,707	6,150,770
	$20,252,419	$17,954,281

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended March 31,
	2007	2006
(Amounts in thousands, except per share amounts)

REVENUES:
Property rentals	$435,367	$368,103
Temperature Controlled Logistics	200,093	195,850
Tenant expense reimbursements	72,533	61,727
Fee and other income	29,063	21,657
Total revenues	737,056	647,337
EXPENSES:
Operating	370,966	331,915
Depreciation and amortization	108,806	90,305
General and administrative	53,063	45,864
Costs of acquisitions not consummated	8,807	—
Total expenses	541,642	468,084
Operating income	195,414	179,253
Income (loss) applicable to Alexander’s	13,519	(3,595)
Income applicable to Toys “R” Us	58,661	52,760
Income from partially owned entities	9,105	6,051
Interest and other investment income	54,479	22,475
Interest and debt expense (including amortization of deferred financing costs of $4,150 and $3,575)	(147,013)	(103,894)
Net gain on disposition of wholly-owned and partially owned assets other than depreciable real estate	909	548
Minority interest of partially owned entities	3,883	(274)
Income from continuing operations	188,957	153,324
(Loss) income from discontinued operations, net of minority interest	(31)	16,735
Income before allocation to minority limited partners	188,926	170,059
Minority limited partners’ interest in the Operating Partnership	(17,177)	(15,874)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	(4,973)
Net income	166,931	149,212
Preferred share dividends	(14,296)	(14,407)
NET INCOME applicable to common shares	$152,635	$134,805

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$1.01	$0.84
Income from discontinued operations	—	0.12
Net income per common share	$1.01	$0.96

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$0.96	$0.80
Income from discontinued operations	—	0.11
Net income per common share	$0.96	$0.91

DIVIDENDS PER COMMON SHARE	$0.85	$0.80

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Cash Flows from Operating Activities:
Net income	$166,931	$149,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	112,956	94,181
Equity in income of partially owned entities, including Alexander’s and Toys	(81,285)	(55,216)
Straight-lining of rental income	(20,475)	(12,564)
Minority limited partners’ interest in the Operating Partnership	17,174	15,874
Amortization of below market leases, net	(14,005)	(4,808)
Net gains from derivative positions	(9,380)	(3,953)
Costs of acquisitions not consummated	8,807	—
Distributions of income from partially owned entities	6,902	8,286
Loss on early extinguishment of debt and write-off of unamortized financing costs	5,969	—
Perpetual preferred unit distributions of the Operating Partnership	4,818	4,973
Minority interest of partially owned entities	(3,883)	274
Net gains on dispositions of wholly owned and partially owned assets other than depreciable real estate	(909)	(548)
Net gains on sale of real estate	—	(16,160)
Other non-cash adjustments	6,699	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,506)	48,530
Accounts payable and accrued expenses	(70,674)	(44,238)
Other assets	(46,913)	(5,935)
Other liabilities	1,037	12,561
Net cash provided by operating activities	81,263	190,469
Cash Flows from Investing Activities:
Acquisitions of real estate and other	(878,654)	(148,330)
Investments in notes and mortgage loans receivable	(135,615)	(57,535)
Deposits in connection with real estate acquisitions, including pre-acquisition costs	(125,359)	327
Investments in partially owned entities	(91,037)	(22,879)
Development costs and construction in progress	(49,438)	(58,033)
Additions to real estate	(38,204)	(41,574)
Purchases of marketable securities	(43,685)	(46,475)
Proceeds received from repayment of notes and mortgage loans receivable	40,150	5,632
Cash restricted, including mortgage escrows	9,117	(11,050)
Distributions of capital from partially owned entities	2,812	2,542
Proceeds from sales of, and return of investment in, marketable securities	2,217	5,392
Proceeds received from Officer loan repayment	2,000	—
Proceeds from sales of real estate	—	71,887
Proceeds received on settlement of derivatives (primarily Sears Holdings)	—	135,028
Net cash used in investing activities	(1,305,696)	(165,068)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

(Amounts in thousands)	For The Three Months Ended March 31,
	2007	2006
Cash Flows from Financing Activities:
Proceeds from borrowings	2,286,725	605,298
Repayments of borrowings	(156,759)	(195,845)
Dividends paid on common shares	(128,812)	(113,024)
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(86,653)	—
Distributions to minority partners	(19,429)	(17,725)
Dividends paid on preferred shares	(14,349)	(14,446)
Debt issuance costs	(6,768)	(7,542)
Proceeds from exercise of share options and other	1,835	3,309
Net cash provided by financing activities	1,875,790	260,025
Net increase in cash and cash equivalents	651,357	285,426
Cash and cash equivalents at beginning of period	2,233,317	294,504
Cash and cash equivalents at end of period	$2,884,674	$579,930

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $10,368 and $3,698)	$123,753	$90,404

Non-Cash Transactions:
Financing assumed in acquisitions	$25,228	$253,172
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	86,653	—
Mortgage notes payable legally defeased	83,542	—
Conversion of Class A Operating Partnership units to common shares	26,805	12,172
Unrealized net gain on securities available for sale	4,124	12,312

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). All references to “our,” “we,” “us,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries. We are the sole general partner of, and owned approximately 90.0% of the common limited partnership interest in, the Operating Partnership at March 31, 2007.

Substantially all of Vornado Realty Trust’s assets are held through subsidiaries of the Operating Partnership. Accordingly, Vornado Realty Trust’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.

2.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of Vornado and its majority-owned subsidiaries, including the Operating Partnership, as well as certain partially owned entities in which we own more than 50% unless a partner has shared board and management representation and substantive participation rights on all significant business decisions, or 50% or less when (i) we are the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) – Consolidation of Variable Interest Entities (“FIN 46R”), or (ii) when we are a general partner that meets the criteria under Emerging Issues Task Force (“EITF”) Issue No. 04-5. We consolidate our 47.6% investment in AmeriCold Realty Trust because we have the contractual right to appoint three out of five members of its Board of Trustees, and therefore determined that we have a controlling interest. All significant inter-company amounts have been eliminated. Equity interests in partially owned entities are accounted for under the equity method of accounting when they do not meet the criteria for consolidation and our ownership interest is greater than 20%. When partially owned investments are in partnership form, the 20% threshold for equity method accounting is generally reduced to 3% to 5%, based on our ability to influence the operating and financial policies of the partnership. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Investments in partially-owned entities that do not meet the criteria for consolidation or for equity method accounting are accounted for on the cost method.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  We have not decided if we will choose to measure any financial assets and liabilities at fair value when we adopt SFAS No. 159 as of January 1, 2008.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Acquisitions

100 West 33rd Street, New York City (the “Manhattan Mall”)

On January 10, 2007, we acquired the Manhattan Mall for approximately $689,000,000 in cash. This mixed-use property is located on the entire Sixth Avenue block-front between 32nd and 33rd Streets in Manhattan and contains approximately 1,000,000 square feet, including 812,000 square feet of office space and 164,000 square feet of retail space. Included as part of the transaction are 250,000 square feet of additional air rights. The property is adjacent to our 1,400,000 square foot Hotel Pennsylvania. At closing, we completed a $232,000,000 financing secured by the property, which bears interest at LIBOR plus 0.55% (5.87% at March 31, 2007) and matures in two years with three one-year extension options. The operations of the office component of the property will be included in the New York Office segment and the operations of the retail component will be included in the Retail segment. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Bruckner Plaza, Bronx, New York

On January 11, 2007, we acquired the Bruckner Plaza shopping center, and an adjacent parcel containing 114,000 square feet which is ground leased to a third party, for approximately $165,000,000 in cash. The property is located on Bruckner Boulevard in the Bronx, New York and contains 386,000 square feet of retail space. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

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

1290 Avenue of the Americas and 555 California Street

On March 16, 2007, we entered into an agreement to acquire a 70% controlling interest in 1290 Avenue of the Americas, a 2,000,000 square foot Manhattan office building, located on the block-front between 51st and 52nd Street on Avenue of the Americas, and the 555 California Street office complex containing 1,800,000 square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district. The purchase price for our 70% interest in the real estate is approximately $1.807 billion, consisting of $1.010 billion of cash and $797,000,000 of existing debt. Our share of the debt is comprised of $308,000,000 secured by 1290 Avenue of the Americas and $489,000,000 secured by 555 California Street. The preliminary allocation of the purchase price is approximately $775 per square foot for 1290 Avenue of the Americas and approximately $575 per square foot for 555 California Street. Our 70% interest is being acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. This acquisition is expected to close in the second quarter of 2007, subject to customary closing conditions.

In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of, and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied various of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records, which remains pending.  Mr. Trump has sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.  We have agreed that at closing we will indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we are acquiring did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Acquisitions - continued

H Street Building Corporation (“H Street”)

In July 2005, we acquired H Street, which owns a 50% interest in real estate assets located in Pentagon City, Virginia and Washington, DC. On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets for approximately $383,000,000, consisting of $323,000,000 in cash and $60,000,000 of existing mortgages. These assets include twin office buildings located in Washington, DC, containing 577,000 square feet, and assets located in Pentagon City, Virginia comprised of 34 acres of land leased to three residential and retail operators, a 1,670 unit high-rise apartment complex and 10 acres of vacant land. In conjunction with this acquisition all existing litigation has been dismissed. Further, we have agreed to sell approximately 19.6 of the 34 acres of land to the existing ground lessee in one or more closings over a two-year period for approximately $220,000,000.

Our total purchase price for 100% of the assets we will own, after the anticipated proceeds from the land sale, is $409,000,000, consisting of $286,000,000 in cash and $123,000,000 of existing mortgages.

Within the last two weeks we have received letters from the two remaining ground lessees claiming a right of first offer.

Beginning on April 30, 2007, we will consolidate the accounts of these entities into our consolidated financial statements and no longer account for them on the equity method.

5.	Derivative Instruments and Related Marketable Securities

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

As of March 31, 2007, we own 858,000 common shares of McDonalds which we acquired in July 2005 for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on our consolidated balance sheets and are classified as “available for sale.” Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of our consolidated balance sheet and not recognized in income. At March 31, 2007, based on McDonalds’ closing stock price of $45.05 per share, $13,306,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income on our consolidated balance sheet.

As of March 31, 2007, we own 13,696,000 McDonalds common shares (“option shares’) through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. The option shares have a weighted-average strike price of $32.70 per share, or an aggregate of $447,822,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement. Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares. The options provide us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate purchase price at an annual rate of LIBOR plus 45 basis points. Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income.

For the three months ended March 31, 2007 and 2006, we recognized net gains of $3,223,000, and $2,546,000, respectively, representing the mark-to-market of the option shares to $45.05 and $34.36 per share, respectively, net of the expense resulting from the LIBOR charges.

Our aggregate net gain from inception of this investment in 2005 through March 31, 2007 is $172,397,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of March 31, 2007, we own 32.9% of Toys. Below is a summary of Toys’ latest available financial information.

(in thousands)
Balance Sheet:	As of February 3, 2007	As of January 28, 2006
Total Assets	$11,790,000	$11,655,000
Total Liabilities	$10,637,000	$10,347,000
Total Equity	$1,153,000	$1,308,000

Income Statement:	For the Three Months Ended February 3, 2007	For the Three Months Ended January 28, 2006
Total Revenues	$5,679,000	$4,886,000
Net Income	$172,900	$150,000

The Lexington Master Limited Partnership (“Lexington MLP”)

On December 31, 2006, Newkirk Realty Trust (NYSE: NKT) was acquired in a merger by Lexington Corporate Properties Trust (“Lexington”) (NYSE: LXP), a real estate investment trust. We owned 10,186,991 limited partnership units (representing a 15.8% investment ownership interest) of Newkirk MLP, which was also acquired by Lexington as a subsidiary, and was renamed Lexington MLP. The units in Newkirk MLP, which we accounted for on the equity method, were converted on a 0.80 for 1 basis into limited partnership units of Lexington MLP, which we also account for on the equity method. The Lexington MLP units are exchangeable on a one-for-one basis into common shares of Lexington. We will record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Accordingly, our “equity in net income or loss from partially owned entities” for the three months ended March 31, 2007 does not include our share of Lexington MLP’s net income or loss for its first quarter ended March 31, 2007.

As of March 31, 2007, the market value of our investment in Lexington MLP was $172,201,000, based on Lexington’s March 30, 2007 closing share price of $21.13.

GMH Communities L.P. (“GMH”)

As of March 31, 2007, we own 7,337,857 limited partnership units (which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), a real estate investment trust that conducts its business through GMH and of which it is the sole general partner, and 2,517,247 common shares of GCT (1,817,247 shares were received upon exercise of our warrants discussed below), or 13.5% of the limited partnership interest of GMH. We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements.

As of March 31, 2007, the market value of our investment in GMH and GCT was $98,452,000, based on GCT’s March 30, 2007 closing share price of $9.99.

Alexander’s (NYSE: ALX):

As of March 31, 2007, we own 32.8% of the outstanding common stock of Alexander’s. We manage, lease and develop Alexander’s properties pursuant to agreements, which expire in March of each year and are automatically renewable. As of March 31, 2007, Alexander’s owed us $36,311,000 for fees under these agreements.

As of March 31, 2007, the market value of our investment in Alexander’s was $680,980,000, based on Alexander’s March 30, 2007 closing share price of $411.70.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

The carrying amount of our investments in partially owned entities and income (loss) recognized from such investments are as follows:

Investments: (Amounts in thousands)	As of March 31, 2007	As of December 31, 2006
	2007	2006
Toys	$375,132	$317,145
H Street non-consolidated subsidiaries (see page 10)	$210,188	$207,353
Lexington MLP, formerly Newkirk MLP	184,961	184,961
Partially Owned Office Buildings (1)	163,679	150,954
GMH	101,363	103,302
India Real Estate Ventures	95,271	93,716
Alexander’s	92,867	82,114
Beverly Connection Joint Venture (“Beverly Connection”)	84,193	82,101
Other Equity Method Investments	309,589	231,168
	$1,242,111	$1,135,669

Our Share of Net Income (Loss): (Amounts in thousands)	For the Three Months Ended March 31,
Toys:	2007	2006
32.9% share of equity in net income (2)	$56,815	$49,275
Interest and other income	1,846	3,485
	$58,661	$52,760
Alexander’s:
32.8% in 2007 and 33.0% in 2006 share of:
Equity in net income before net gain on sale of condominiums and stock appreciation rights compensation expense	$6,116	$4,143
Stock appreciation rights compensation income (expense)	4,694	(12,395)
Net gain on sale of condominiums	—	1,858
Equity in net income (loss)	10,810	(6,394)
Management and leasing fees	2,181	2,588
Development and guarantee fees	528	211
	$13,519	$(3,595)
H Street Non-Consolidated Subsidiaries:
50% share of equity in income (loss) (3)	$2,834	$(233)

Beverly Connection:
50% share of equity in net loss	(1,327)	(3,967)
Interest and fee income	2,277	2,932
	950	(1,035)
GMH:
13.5% in 2007 and 11.3% in 2006 share of equity in net loss (4)	(312)	—

Lexington MLP, formerly Newkirk MLP:
7.4% in 2007 and 15.8% in 2006 share of equity in net income (5)	—	4,158
Interest and other income	—	45
	—	4,203

Other	5,633	3,116
	$9,105	$6,051

_________________________

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

Notes to preceding tabular information:

(1)

Includes interests in 330 Madison Avenue (25%), 825 Seventh Avenue (50%), Fairfax Square (20%), Kaempfer equity interests in three office buildings (2.5% to 5.0%), Rosslyn Plaza (46%) and West 57th Street properties (50%).

(2)

The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.9% share of Toys’ net income or loss on a one-quarter lag basis.

(3)

Our share of H Street’s non-consolidated subsidiaries’ equity in net income was not included in the three months ended March 31, 2006, because prior to the quarter ended June 30, 2006, the two entities contesting our acquisition of H Street impeded our access to this financial information.

(4)

We record our pro rata share of GMH’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. Our “equity in net income or loss from partially owned entities” for the three months ended March 31, 2006 did not include any income or loss related to GMH’s fourth quarter of 2005 because GMH had delayed the filing of its annual report on Form 10-K for the year ended December 31, 2005 until May 15, 2006.

(5)

We record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Accordingly, our “equity in net income or loss from partially owned entities” for the three months ended March 31, 2007 does not include our share of Lexington MLP’s net income or loss for its first quarter ended March 31, 2007.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

Below is a summary of the debt of partially owned entities as of March 31, 2007 and December 31, 2006, none of which is guaranteed by us.

	100% of Partially Owned Entities Debt
(Amounts in thousands)	March 31, 2007	December 31, 2006
Toys (32.9% interest):
$1.3 billion senior credit facility, due 2008, LIBOR plus 3.00% (8.32% at March 31, 2007)	$1,300,000	$1,300,000
$2.0 billion credit facility, due 2010, LIBOR plus 1.00%-3.75%	—	836,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (9.61% at March 31, 2007)	800,000	800,000
Mortgage loan, due 2007, LIBOR plus 1.30% (6.62% at March 31, 2007)	800,000	800,000
Senior U.K. real estate facility, due 2013, 4.56% plus 0.28% to 1.50% (5.02% at March 31, 2007)	700,000	676,000
7.625% bonds, due 2011 (Face value – $500,000)	478,000	477,000
7.875% senior notes, due 2013 (Face value – $400,000)	370,000	369,000
7.375% senior notes, due 2018 (Face value – $400,000)	329,000	328,000
$181 million secured term loan facility, due 2013, LIBOR + 5.00% (10.35% at March 31, 2007)	180,000	—
Toys “R” Us - Japan short-term borrowings, 2006, tiered rates (weighted average rate of 0.86% at March 31, 2007)	151,000	285,000
8.750% debentures, due 2021 (Face value – $200,000)	21,000	193,000
4.51% Spanish real estate facility, due 2013	173,000	171,000
Toys “R” Us - Japan bank loans, due 2007-2014, 1.20%-2.80%	152,000	156,000
6.81% Junior U.K. real estate facility, due 2013	121,000	118,000
4.51% French real estate facility, due 2013	84,000	83,000
Note at an effective cost of 2.23% due in semi-annual installments through 2008	49,000	50,000
$200 million asset sale facility, due 2008, LIBOR plus 3.00% - 4.00% (9.32% at March 31, 2007)	44,000	44,000
Multi-currency revolving credit facility, due 2010, LIBOR plus 1.50%-2.00%	—	190,000
Other	42,000	39,000
	5,794,000	6,915,000
Alexander’s (32.8% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable without penalty)	390,808	393,233
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty)	320,000	320,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	206,185	207,130
Rego Park mortgage note payable, due in June 2009, with interest at 7.25% (prepayable without penalty after March 2009)	79,909	80,135
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,064,902	1,068,498
Lexington MLP (formerly Newkirk MLP) (7.4% interest in 2007 and 15.8% interest in 2006): Portion of first mortgages collateralized by the partnership’s real estate, due from 2006 to 2024, with a weighted average interest rate of 6.32% (various prepayment terms)	2,129,025	2,101,104

GMH (13.5% interest): Mortgage notes payable, collateralized by 71 properties, due from 2007 to 2024, with a weighted average interest rate of 5.63% (various prepayment terms)	1,227,725	957,788

H Street non-consolidated entities (50% interest): Mortgage notes payable, collateralized by 6 properties, due from 2007 to 2029 with a weighted average interest rate of 6.90% at March 31, 2007	348,929	351,584

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially-Owned Entities - continued

(Amounts in thousands)	100% of Partially Owned Entities Debt
Partially owned office buildings:	March 31, 2007	December 31, 2006
Kaempfer Properties (2.5% to 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2011 to 2031, with a weighted average interest rate of 6.61% at March 31, 2007 (various prepayment terms)	$145,300	$145,640
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	64,900	65,178
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	22,074	22,159
Rosslyn Plaza (46% interest) mortgage note payable, due in November 2007, with interest at 7.28% (prepayable without penalty)	57,219	57,396
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	29,000

Verde Realty Master Limited Partnership (7.45% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2006 to 2025, with a weighted average interest rate of 5.74% at March 31, 2007 (various prepayment terms)	289,289	311,133

Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable with yield maintenance)	165,000	165,000

Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2006 to 2015, with a weighted average interest rate of 5.58% (various prepayment terms)	215,436	201,556

San Jose, California Ground-up Development (45% interest) construction loan, due in March 2009, with a one-year extension option and interest at 7.13% (LIBOR plus 1.75%)	44,077	50,659

Beverly Connection (50% interest) mortgage and mezzanine loans payable, due in February 2008 and July 2008, with a weighted average interest rate of 10.02%, $70,000 of which is due to Vornado (prepayable with yield maintenance)	170,000	170,000

TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2008 to 2022, with a weighted average interest rate of 9.97% at March 31, 2007 (various prepayment terms)	61,331	45,601

478-486 Broadway (50% interest) mortgage note payable, due October 2007, with interest at 8.53% (LIBOR plus 3.15%) (prepayable with yield maintenance)	20,000	20,000

Wells/Kinzie Garage (50% interest) mortgage note payable, due in June 2009, with interest at 7.03%	14,674	14,756

Orleans Hubbard Garage (50% interest) mortgage note payable, due in April 2009, with interest at 7.03%	9,206	9,257

Other	33,464	23,656

Based on our ownership interest in the partially-owned entities above, our pro rata share of the debt of these partially-owned entities was $2,997,428,000 and $3,323,007,000 as of March 31, 2007 and December 31, 2006, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Notes and Mortgage Loans Receivable

Blackstone/Equity Office Properties Loan

On March 29, 2007, we acquired a 9.4% interest in a $772,600,000 mezzanine loan for $72,400,000 in cash. The loan bears interest at LIBOR plus 2.85% (8.17% at March 31, 2007) and matures in February 2009 with three one-year extensions. The loan is subordinate to $24.6 billion of other debt and is collateralized by a direct equity interest in an entity which has indirect equity and cash flow pledges from various levels of ownership of a portfolio of office buildings purchased by Blackstone from Equity Office Properties.

Fortress Loan

On March 30, 2007, we were repaid $35,348,000 of the $99,500,000 outstanding balance of the loan, together with accrued interest of $2,205,000 and a prepayment premium of $177,000, which we recognized as “interest and other investment income” in the three months ended March 31, 2007.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.	Identified Intangible Assets, Intangible Liabilities and Goodwill

The following summarizes our identified intangible assets, intangible liabilities (deferred credit) and goodwill as of March 31, 2007 and December 31, 2006.

(Amounts in thousands)	March 31, 2007	December 31, 2006

Identified intangible assets (included in other assets):
Gross amount	$484,158	$395,109
Accumulated amortization	(100,672)	(90,857)
Net	$383,486	$304,252
Goodwill (included in other assets):
Gross amount	$7,280	$7,280
Identified intangible liabilities (included in deferred credit):
Gross amount	$639,986	$370,638
Accumulated amortization	(77,831)	(62,829)
Net	$562,155	$307,809

Amortization of acquired below market leases, net of acquired above market leases (a component of rental income) was $14,005,000 and $4,799,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. The estimated annual amortization of acquired below market leases, net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2008	$51,760
2009	45,452
2010	34,807
2011	32,018
2012	30,432

The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2008	$30,953
2009	30,182
2010	28,579
2011	27,215
2012	23,592

We are a tenant under ground leases for certain properties acquired during 2006. Amortization of these acquired below market leases resulted in an increase to rent expense of $384,000 for the three months ended March 31, 2007. The estimated annual amortization of these below market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2008	$1,535
2009	1,535
2010	1,535
2011	1,535
2012	1,535

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt

The following is a summary of our debt:

(Amounts in thousands)		Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity	March 31, 2007	March 31, 2007	December 31, 2006
Fixed Interest:
Office:
NYC Office:
350 Park Avenue	01/12	5.48%	$430,000	$430,000
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	295,291	296,428
909 Third Avenue	04/15	5.64%	219,526	220,314
Eleven Penn Plaza	12/14	5.20%	212,800	213,651
866 UN Plaza	05/07	8.39%	45,102	45,467
Washington DC Office:
Skyline Place (1)	02/17	5.74%	678,000	155,358
Warner Building	05/16	6.26%	292,700	292,700
Crystal Gateway 1-4 and Crystal Square 5	07/12-07/19	6.75%-7.09%	206,473	207,389
Crystal Park 1-4 (2)	09/08-08/13	6.66%-7.08%	152,849	201,012
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	135,609	136,317
Bowen Building	06/16	6.14%	115,022	115,022
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	90,787	91,232
Courthouse Plaza 1 and 2	01/08	7.05%	74,006	74,413
Crystal Gateway N. and Arlington Plaza	11/07	6.77%	52,304	52,605
1750 Pennsylvania Avenue	06/12	7.26%	47,645	47,803
Crystal Malls 1-4	12/11	6.91%	40,953	42,675

Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	461,379	463,135
Springfield Mall (including present value of purchase option of $69,507)	04/13	5.45%	261,412	262,391
Green Acres Mall	02/08	6.75%	139,614	140,391
Montehiedra Town Center	06/16	6.04%	120,000	120,000
Broadway Mall	06/13	6.42%	98,615	99,154
Westbury Retail Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	63,093	63,403
Forest Plaza	05/09	4.00%	19,009	19,232
The Cannery (acquired in March 2007)	09/11	7.40%	18,319	—
Rockville Town Center	12/10	5.52%	14,796	14,883
Lodi Shopping Center	06/14	5.12%	11,428	11,522
Hubbard’s Path Shopping Center (acquired in March 2007)	05/11	4.81%	6,909	—
386 West Broadway	05/13	5.09%	4,776	4,813

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex	08/16	6.34%	221,365	220,000
Boston Design Center	09/15	5.02%	72,000	72,000
Washington Design Center	11/11	6.95%	46,159	46,328

Temperature Controlled Logistics:
Cross collateralized mortgages payable on 50 properties	02/11-12/16	5.48%	1,055,746	1,055,712

Other:
Industrial Warehouses	10/11	6.95%	47,033	47,179
Total Fixed Interest Notes and Mortgages Payable		5.97%	7,145,274	6,657,083

_______________________

See notes on page 20.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt - continued

(Amounts in thousands)			Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity	Spread over LIBOR	March 31, 2007	March 31, 2007	December 31, 2006
Variable Interest:
Office:
New York Office:
100 West 33rd Street	02/09	L+55	5.87%	$232,000	$—
Washington, DC Office:
Commerce Executive III, IV and V	07/07	L+70	6.02%	50,373	50,523
1925 K Street (3)	N/A	N/A	N/A	—	19,422
Other:
220 Central Park South	11/08	L+235-L+245	7.69%	122,990	122,990
Other	05/07-04/10	Various	7.53%	40,223	36,866
Total Variable Interest Notes and Mortgages Payable			6.54%	445,586	229,801
Total Notes and Mortgages Payable			6.01%	$7,590,860	$6,886,884

Convertible Senior Debentures:
Due 2027 (4)	04/12 (6)		2.85%	$1,372,078	$—
Due 2026	11/11 (6)		3.63%	981,096	980,083
Total Convertible Senior Debentures				$2,353,174	$980,083

Senior Unsecured Notes:
Senior unsecured notes due 2007 at fair value (accreted carrying amounts of $499,838 and $499,673) (5)	06/07	L+77	6.12%	$499,261	$498,562
Senior unsecured notes due 2009	08/09		4.50%	249,080	248,984
Senior unsecured notes due 2010	12/10		4.75%	199,294	199,246
Senior unsecured notes due 2011	02/11		5.60%	249,820	249,808
Total senior unsecured notes			5.45%	$1,197,455	$1,196,600

Exchangeable Senior Debentures due 2025	04/12 (6)		3.88%	$491,639	$491,231

$1 billion unsecured revolving credit facility ($26,779 reserved for outstanding letters of credit)	06/10	L+55	N/A	$—	$—

AmeriCold $30 million secured revolving credit facility ($17,500 reserved for outstanding letters of credit)	10/08	L+175	N/A	$—	$—

_______________________

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt - continued

Notes to preceding tabular information:

($ in thousands, except per share amounts)

(1)

On January 26, 2007, we completed a $678,000 financing of our Skyline Complex in Fairfax Virginia, consisting of eight office buildings containing 2,560,000 square feet. This loan bears interest only at 5.74% and matures in February 2017. We retained net proceeds of approximately $515,000 after repaying existing loans and closing costs, including $5,771 for prepayment penalties and defeasance costs, which, is included in “interest and debt expense” in the quarter ended March 31, 2007.

(2)	On March 30, 2007, we repaid the $47,011 balance of the Crystal Park 2 mortgage.

(3)	On March 1, 2007, we repaid the $19,394 balance of the 1925 K Street mortgage.

(4)

On March 21, 2007, Vornado Realty Trust sold $1.4 billion aggregate principal amount of 2.85% convertible senior debentures due 2027, pursuant to an effective registration statement. The aggregate net proceeds from this offering, after underwriters’ discounts and expenses, were approximately $1.37 billion. The debentures are redeemable at our option beginning in 2012 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures in 2012, 2017, and 2022 and in certain other limited circumstances. The debentures are convertible, under certain circumstances, for cash and Vornado common shares at an initial conversion rate of 6.1553 common shares per $1,000 of principal amount of debentures. The initial conversion price is $162.46, which represents a premium of 30% over the March 21, 2007 closing price of $124.97 for our common shares. The principal amount of debentures will be settled for cash and the amount in excess of the principal defined as the conversion value will be settled in cash or, at our election, Vornado common shares.

We are amortizing the underwriters’ discount on a straight-line basis (which approximates the interest method) over the period from the date of issuance to the date of earliest redemption of April 1, 2012. Because the conversion option associated with the debentures when analyzed as a freestanding instrument meets the criteria to be classified as equity specified by paragraphs 12 to 32 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Common Stock,” separate accounting for the conversion option under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” is not appropriate.

The net proceeds of the offering were contributed to the Operating Partnership in the form of an inter-company loan and the Operating Partnership guaranteed the payment of the debentures.

(5)

On April 10, 2007, we called for the redemption of our $500,000 5.625% senior unsecured notes at the face amount plus accrued interest. The notes, which were due on June 15, 2007, will be redeemed on May 11, 2007.

(6)	Represents the earliest date the bond holders can require us to repurchase the debentures.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.	Fee and Other Income

The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Three Months Ended March 31,
	2007	2006
Tenant cleaning fees	$9,843	$8,142
Management and leasing fees	7,199	2,648
Lease termination fees	3,441	4,482
Other income	8,580	6,385
	$29,063	$21,657

Fee and other income above include management fee income from Interstate Properties, a related party, of $206,000 and $188,000 in the three months ended March 31, 2007 and 2006, respectively. The above table excludes fee income from partially-owned entities, which is included in income from partially-owned entities (see Note 6 – Investments in Partially-Owned Entities).

11.	Discontinued Operations

The following table sets forth the assets and liabilities related to discontinued operations at March 31, 2007 and December 31, 2006, which consist primarily of the net book value of real estate of properties available for sale.

	Assets related to Discontinued Operations as of		Liabilities related to Discontinued Operations as of
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Vineland, New Jersey	$908	$908	$—	$—

The following table sets forth the combined results of operations related to discontinued operations for the three months ended March 31, 2007 and 2006.

(Amounts in thousands)	For the Three Months Ended March 31,
	2007	2006
Revenues	$23	$2,128
Expenses	54	1,553
Net (loss) income	(31)	575
Net gain on sale of 424 Sixth Avenue	—	9,218
Net gain on sale of 33 North Dearborn Street	—	4,835
Net gain on disposition of other real estate	—	2,107
(Loss) income from discontinued operations, net of minority interest	$(31)	$16,735

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.	Income Per Share

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

(Amounts in thousands, except per share amounts)	For The Three Months Ended March 31,
	2007	2006

Numerator:
Income from continuing operations, net of minority interest in the Operating Partnership	$166,962	$132,477
(Loss) income from discontinued operations, net of minority interest	(31)	16,735
Net income	166,931	149,212
Preferred share dividends	(14,296)	(14,407)
Numerator for basic income per share – net income applicable to common shares	152,635	134,805
Impact of assumed conversions:
Interest on 3.875% exchangeable senior debentures	5,309	—
Convertible preferred share dividends	73	191
Numerator for diluted income per share – net income applicable to common shares	$158,017	$134,996

Denominator:
Denominator for basic income per share – weighted average shares	151,428	141,150
Effect of dilutive securities (1):
Employee stock options and restricted share awards	6,888	7,488
3.875% exchangeable senior debentures	5,560	—
Convertible preferred shares	125	326
Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	164,001	148,964

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$1.01	$0.84
Income from discontinued operations, net of minority interest	—	0.12
Net income per common share	$1.01	$0.96

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$0.96	$0.80
Income from discontinued operations, net of minority interest	—	0.11
Net income per common share	$0.96	$0.91

__________________

(1)

The effect of dilutive securities in the three months ended March 31, 2007 and 2006 excludes an aggregate of 1,684,178 and 6,959,915 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.	Comprehensive Income
(Amounts in thousands)	For The Three Months Ended March 31,
	2007	2006
Net income	$166,931	$149,212
Other comprehensive income	6,761	15,184
Comprehensive income	$173,692	$164,396

Substantially all of other comprehensive income for the three months ended March 31, 2007 and 2006 relates to income from the mark-to-market of marketable equity securities classified as available-for-sale.

14.	Stock-based Compensation

Our Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance shares and limited partnership units to certain of our employees and officers.

We account for stock-based compensation in accordance with SFAS No. 123: Accounting for Stock-Based Compensation, as amended by SFAS No. 148: Accounting for Stock-Based Compensation - Transition and Disclosure and as revised by SFAS No. 123R: Share-Based Payment (“SFAS No. 123R”). We adopted SFAS No. 123R, using the modified prospective application, on January 1, 2006. Stock based compensation expense for the three months ended March 31, 2007 and 2006 consists of stock option awards, restricted common share and Operating Partnership unit awards and our 2006 Out-Performance Plan awards.

During the three months ended March 31, 2007 and 2006, we recognized $5,647,000 and $1,241,000 of stock-based compensation expense, respectively, of which $3,163,000 in 2007 relates to our 2006 Out-Performance Plan.

15.	Commitments and Contingencies

At March 31, 2007, our $1 billion revolving credit facility, which expires in June 2010, had a zero outstanding balance and $26,779,000 was reserved for outstanding letters of credit. This facility contains financial covenants, which require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB. At March 31, 2007, AmeriCold’s $30,000,000 revolving credit facility had a zero outstanding balance and $17,500,000 was reserved for outstanding letters of credit. This facility requires AmeriCold to maintain, on a trailing four-quarter basis, a minimum of $30,000,000 of free cash flow, as defined. Both of these facilities contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

We have made acquisitions and investments in partially owned entities for which we are committed to fund additional capital aggregating $66,261,000. Of this amount, $25,000,000 relates to capital expenditures to be funded over the next six years at the Springfield Mall, in which we have a 97.5% interest.

On November 10, 2005, we committed to fund the junior portion of up to $30,530,000 of a $173,000,000 construction loan to an entity developing a mixed-use building complex in Boston, Massachusetts, at the north end of the Boston Harbor. We will earn current-pay interest at 30-day LIBOR plus 11%. The loan will mature in November 2008, with a one-year extension option. As of March 31, 2007, we have funded $5,471,000 of this commitment.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), senior unsecured notes, exchangeable senior debentures, convertible senior debentures and revolving credit agreements, contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, or if the Terrorism Risk Insurance Extension Act of 2005 is not extended past 2007, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.	Commitments and Contingencies - continued

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

We enter into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in our name by various money center banks. We have the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. We had $44,430,000 and $219,990,000 of cash invested in these agreements at March 31, 2007 and December 31, 2006, respectively.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that cannot be quantified.

Litigation

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey claiming we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision. On January 16, 2007 we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007. On April 16, 2007, the Court directed that discovery should be completed by December 2007, with a trial date to be determined thereafter. We intend to vigourously pursue our claims against Stop & Shop.

On July 22, 2005, two corporations owned 50% by H Street filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that we encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships. The complaint seeks an unspecified amount of damages and a rescission of our acquisition of H Street. On September 12, 2005, we filed a complaint against each of those corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages. In addition, on July 29, 2005, a tenant under ground leases for which one of these 50%-owned corporations is the landlord brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the acquisition of H Street violated a provision giving them a right of first offer and seeks rescission of our acquisition, the right to acquire H Street for the price paid by us and/or damages. On July 14, 2006, we filed a counterclaim against the tenant asserting that the tenant and the other owner of the 50%-owned ground landlord deliberately excluded H Street from negotiating and executing a purported amendment to the agreement to lease when H Street’s consent and execution was required and, consequently, that the amended agreement and the related ground leases are invalid, the tenant is in default under the ground leases and the ground leases are void and without any effect. All of these legal actions were dismissed in connection with our acquisition of these corporations on April 30, 2007.

There are various other legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flow.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.	Retirement Plans

The following table sets forth the components of net periodic benefit costs:

(Amounts in thousands)	For The Three Months Ended March 31,
	2007	2006
Service cost	$116	$168
Interest cost	1,197	1,206
Expected return on plan assets	(1,594)	(1,474)
Amortization of net loss	67	73
Net periodic benefit cost	$(214)	$(27)

Employer Contributions

We made contributions of $366,000 and $265,000 to the plans during the three months ended March 31, 2007 and 2006, respectively. We anticipate additional contributions of $3,446,000 to the plans during the remainder of 2007.

17.	Costs of Acquisition Not Consummated

In the first quarter of 2007, the Company wrote-off $8,807,000 of costs associated with the Equity Office Properties Trust acquisition not consummated.

18.	Related Party Transactions

Transactions with Affiliates and Officers and Trustees of the Company

On March 13, 2007, Michael Fascitelli, our President and President of Alexander’s, exercised 350,000 of his Alexander’s stock appreciation rights (“SARS”), which were scheduled to expire on March 14, 2007 and received $144.18 for each SAR exercised, representing the difference between Alexander’s stock price of $388.01 (the average of the high and low market price) on the date of exercise and the exercise price of $243.83.

On March 26, 2007, Joseph Macnow, Executive Vice President – Finance and Administration and Chief Financial Officer, repaid to the Company his $2,000,000 outstanding loan which was scheduled to mature in June 2007.

Effective as of April 19, 2007, the Company entered into a new employment agreement with Mitchell Schear, the President of our Washington, DC Office Division. This agreement, which replaced his prior agreement, was approved by the Compensation Committee of our Board of Trustees and provides for a term of five years and is automatically renewable for one-year terms thereafter. The agreement also provides for a minimum salary of $1,000,000 per year and bonuses and other customary benefits. Pursuant to the terms of the agreement, on April 19, 2007, the Compensation Committee granted an option to Mr. Schear to acquire 200,000 of our common shares at an exercise price of $119.94 per share. These options vest ratably over three years beginning in 2010 and accelerate on a change of control or if his employment is terminated by the Company without cause or by him for breach by the Company. The agreement also provides that if Mr. Schear’s employment is terminated by the Company without cause or by him for breach by the Company, he will receive a lump-sum payment equal to one time salary and bonus, up to a maximum of $2,000,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2007 and 2006.

(Amounts in thousands)	For the Three Months Ended March 31, 2007
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$400,887	$137,648	$103,179	$77,721	$64,108	$—	$—	$18,231
Straight-line rents:
Contractual rent increases	14,586	10,414	479	2,897	654	—	—	142
Amortization of free rent	5,889	398	4,849	272	370	—	—	—
Amortization of acquired below- market leases, net	14,005	7,292	973	5,239	30	—	—	471
Total rentals	435,367	155,752	109,480	86,129	65,162	—	—	18,844
Temperature Controlled Logistics	200,093	—	—	—	—	200,093	—	—
Tenant expense reimbursements	72,533	28,708	8,933	28,697	5,283	—	—	912
Fee and other income:
Tenant cleaning fees	9,843	12,086	—	—	—	—	—	(2,243)
Management and leasing fees	7,199	855	6,561	344	22	—	—	(583)
Lease termination fees	3,441	1,798	95	1,505	43	—	—	—
Other	8,580	3,781	2,827	354	1,562	—	—	56
Total revenues	737,056	202,980	127,896	117,029	72,072	200,093	—	16,986
Operating expenses	370,966	88,252	38,759	40,517	33,068	157,528	—	12,842
Depreciation and amortization	108,806	29,805	25,348	17,283	11,676	19,423	—	5,271
General and administrative	53,063	3,946	8,087	7,002	7,810	12,572	—	13,646
Costs of acquisition not consummated	8,807	—	—	—	—	—	—	8,807
Total expenses	541,642	122,003	72,194	64,802	52,554	189,523	—	40,566
Operating income (loss)	195,414	80,977	55,702	52,227	19,518	10,570	—	(23,580)
Income applicable to Alexander’s	13,519	188	—	209	—	—	—	13,122
Income applicable to Toys “R” Us	58,661	—	—	—	—	—	58,661	—
Income from partially owned entities	9,105	1,287	3,692	1,295	339	410	—	2,082
Interest and other investment income	54,479	673	317	75	95	971	—	52,348
Interest and debt expense	(147,013)	(29,468)	(34,315)	(20,008)	(12,847)	(16,522)	—	(33,853)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	909	—	—	—	—	—	—	909
Minority interest of partially owned entities	3,883	—	—	47	—	3,533	—	303
Income (loss) from continuing operations	188,957	53,657	25,396	33,845	7,105	(1,038)	58,661	11,331
(Loss) income from discontinued operations, net	(31)	—	—	(34)	—	—	—	3
Income (loss) before allocation to minority limited partners	188,926	53,657	25,396	33,811	7,105	(1,038)	58,661	11,334
Minority limited partners’ interest in the Operating Partnership	(17,177)	—	—	—	—	—	—	(17,177)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	—	—	—	—	—	—	(4,818)
Net income (loss)	166,931	53,657	25,396	33,811	7,105	(1,038)	58,661	(10,661)
Interest and debt expense (1)	198,771	30,138	35,908	22,797	13,064	7,861	46,634	42,369
Depreciation and amortization(1)	163,151	30,742	28,259	18,286	11,822	9,268	55,396	9,378
Income tax expense (1)	55,584	—	1,615	—	330	53	53,397	189
EBITDA	$584,437	$114,537	$91,178	$74,894	$32,321	$16,144	$214,088	$41,275

Other segment EBITDA includes a $9,380 net gain on mark-to-market of derivative instruments, $8,807 for costs of acquisition not consummated and a $909 net gain on sale of marketable equity securities. The Washington, DC Office segment includes $1,891 of expense for H Street litigation costs.

_______________________

See notes on page 28.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information – continued
(Amounts in thousands)	For the Three Months Ended March 31, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$350,734	$119,702	$99,863	$60,984	$53,960	$—	$—	$16,225
Straight-line rents:
Contractual rent increases	5,260	160	1,549	1,984	1,595	—	—	(28)
Amortization of free rent	7,310	1,867	3,534	1,358	551	—	—	—
Amortization of acquired below- market leases, net	4,799	(11)	1,184	2,209	115	—	—	1,302
Total rentals	368,103	121,718	106,130	66,535	56,221	—	—	17,499
Temperature Controlled Logistics	195,850	—	—	—	—	195,850	—	—
Tenant expense reimbursements	61,727	24,547	7,845	23,551	4,954	—	—	830
Fee and other income:
Tenant cleaning fees	8,142	10,011	—	—	—	—	—	(1,869)
Management and leasing fees	2,648	230	2,045	360	13	—	—	—
Lease termination fees	4,482	3,771	61	371	279	—	—	—
Other	6,385	2,550	1,125	871	1,838	—	—	1
Total revenues	647,337	162,827	117,206	91,688	63,305	195,850	—	16,461
Operating expenses	331,915	74,087	35,011	28,476	28,405	154,332	—	11,604
Depreciation and amortization	90,305	22,761	25,112	10,407	11,095	17,069	—	3,861
General and administrative	45,864	3,873	8,150	4,923	6,021	10,260	—	12,637
Total expenses	468,084	100,721	68,273	43,806	45,521	181,661	—	28,102
Operating income (loss)	179,253	62,106	48,933	47,882	17,784	14,189	—	(11,641)
(Loss) income applicable to Alexander’s	(3,595)	213	—	180	—	—	—	(3,988)
Income applicable to Toys “R” Us	52,760	—	—	—	—	—	52,760	—
Income from partially owned entities	6,051	644	666	42	334	395	—	3,970
Interest and other investment income	22,475	188	315	120	60	632	—	21,160
Interest and debt expense	(103,894)	(20,274)	(22,850)	(19,661)	(3,527)	(14,262)	—	(23,320)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	548	—	—	—	—	—	—	548
Minority interest of partially owned entities	(274)	—	—	—	3	(468)	—	191
Income (loss) from continuing operations	153,324	42,877	27,064	28,563	14,654	486	52,760	(13,080)
Income (loss) from discontinued operations, net	16,735	—	(451)	9,340	5,739	2,107	—	—
Income (loss) before allocation to minority limited partners	170,059	42,877	26,613	37,903	20,393	2,593	52,760	(13,080)
Minority limited partners’ interest in the Operating Partnership	(15,874)	—	—	—	—	—	—	(15,874)
Perpetual preferred unit distributions of the Operating Partnership	(4,973)	—	—	—	—	—	—	(4,973)
Net income (loss)	149,212	42,877	26,613	37,903	20,393	2,593	52,760	(33,927)
Interest and debt expense (1)	170,461	20,911	24,084	22,338	3,749	6,786	61,101	31,492
Depreciation and amortization(1)	125,431	23,364	26,661	13,246	11,236	8,148	34,164	8,612
Income tax expense (1)	25,738	—	233	—	41	408	24,966	90
EBITDA	$470,842	$87,152	$77,591	$73,487	$35,419	$17,935	$172,991	$6,267

EBITDA includes net gains on sale of real estate of $16,160, of which $9,218 is included in the Retail segment, $4,835 is included in the Merchandise Mart segment and $2,107 is included in the Temperature Controlled Logistics segment. In addition, EBITDA of the Washington, DC Office Segment and the Other Segment include $1,468 and $6,101 of expense, net, that affect comparability.

________________________

See notes on the following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information – continued

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended March 31,
	2007	2006
Alexander’s (see page 11)	$20,333	$3,536
Lexington MLP, formerly Newkirk MLP (see page 11)	—	8,270
Hotel Pennsylvania	3,604	2,687
GMH (see page 11)	4,168	—
Industrial warehouses	1,373	1,512
Other investments	3,911	2,614
	33,389	18,619
Minority limited partners’ interest in the Operating Partnership	(17,177)	(15,874)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	(4,973)
Corporate general and administrative expenses	(12,374)	(11,512)
Costs of acquisition not consummated	(8,807)	—
Investment income and other	51,062	20,007
	$41,275	$6,267

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust as of March 31, 2007, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 1, 2007

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Forward Looking Statements” and “Item 1. Business – Certain Factors That May Adversely Affect Our Business and Operations.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2007.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value. We measure our success in meeting this objective by our total return to shareholders. Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending March 31, 2007:

	Total Return (1)
	Vornado	RMS
One-year	28.6%	22.1%
Three-years	123.4%	85.0%
Five-years	247.5%	171.0%
Ten-years	503.0%	294.5%

_________________________

(1)	Past performance is not necessarily indicative of how we will perform in the future.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•	Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation;
•	Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•	Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
•	Investing in fully-integrated operating companies that have a significant real estate component;
•	Developing and redeveloping our existing properties to increase returns and maximize value; and
•	Providing specialty financing to real estate related companies.

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

Overview – continued

Quarter Ended March 31, 2007 Financial Results Summary

Net income applicable to common shares for the quarter ended March 31, 2007 was $152,635,000, or $0.96 per diluted share, versus $134,805,000, or $0.91 per diluted share, for the quarter ended March 31, 2006. Net income for the quarters ended March 31, 2007 and 2006 include certain items that affect comparability which are listed in the table on the following page. Net income for the quarter ended March 31, 2006 also includes $16,160,000 for our share of net gains on sale of real estate. The aggregate of these items, net of minority interest, decreased net income applicable to common shares for the quarter ended March 31, 2007 by $2,255,000, or $0.01 per diluted share and increased net income for the quarter ended March 31, 2006 by $6,759,000, or $0.04 per diluted share.

Funds from operations applicable to common shares plus assumed conversions (“FFO”) for the quarter ended March 31, 2007 was $270,165,000, or $1.65 per diluted share, compared to $211,916,000, or $1.37 per diluted share, for the prior year’s quarter. FFO for the quarters ended March 31, 2007 and 2006 include certain items that affect comparability which are listed in the table on the following page. The aggregate of these items, net of minority interest, decreased FFO for the quarter ended March 31, 2007 by $2,255,000, or $0.01 per diluted share and decreased FFO for the quarter ended March 31, 2006 by $6,993,000, or $0.05 per diluted share.

Net income per diluted share and FFO per diluted share for the quarter ended March 31, 2007 were negatively impacted by an increase in weighted average common shares outstanding over the prior year’s quarter of 15,037,000 and 9,506,000, respectively.

We did not recognize income on certain assets with an aggregate carrying amount of $909,000,000 during the quarter ended March 31, 2007, because they were out of service for redevelopment. Assets under development include all or portions of the Bergen Town Center, 2101 L Street, Crystal Mall Two, Crystal Plaza Two, 220 Central Park South, 40 East 66th Street, and investments in joint ventures including our Beverly Connection and Wasserman ventures.

The percentage increase (decrease) in the same-store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended March 31, 2007 over the quarter ended March 31, 2006 and the trailing quarter ended December 31, 2006 are summarized below.

Quarter Ended:	Office				Temperature
	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics
March 31, 2007 vs. March 31, 2006	9.3%	6.0%	1.6% (1)	(3.5%)	(0.5%)
March 31, 2007 vs. December 31, 2006	(0.1%)	—%	(2.6%) (2)	(4.5%)	(0.6%)

_____________________

(1)	The same store increase would be 5.1% exclusive of the effect of tenants vacating 44,425 square feet of New York City retail space in December 2006.
(2)	The same store decrease would be (0.1%) exclusive of the effect of tenants vacating 44,425 square feet of New York City retail space in December 2006.

Calculations of same-store EBITDA, reconciliations of net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

(Amounts in thousands)	For the Three Months Ended March 31,
	2007	2006
Items that affect comparability (income)/expense:
Derivatives:
McDonalds common shares	$(3,223)	$(6,300)
Sears Holdings common shares	—	(18,611)
GMH warrants	—	20,475
Other	(6,157)	—
Alexander’s:
Stock appreciation rights	(4,694)	12,395
Net gain on sale of 731 Lexington Avenue condominiums	—	(1,858)
Other:
Costs of acquisition not consummated	8,807	—
Prepayment penalties and write-off of unamortized financing costs	5,861	—
H Street litigation costs	1,891	1,468
Other, net	—	—
	2,485	7,569
Minority limited partners’ share of above adjustments	(230)	(576)
Total items that affect comparability	$2,255	$6,993

Overview - continued

2007 Acquisitions and Significant Investments

100 West 33rd Street, New York City (the “Manhattan Mall”)

On January 10, 2007, we acquired the Manhattan Mall for approximately $689,000,000 in cash. This mixed-use property is located on the entire Sixth Avenue block-front between 32nd and 33rd Streets in Manhattan and contains approximately 1,000,000 square feet, including 812,000 square feet of office space and 164,000 square feet of retail space. Included as part of the transaction are 250,000 square feet of additional air rights. The property is adjacent to our 1,400,000 square foot Hotel Pennsylvania. At closing, we completed a $232,000,000 financing secured by the property, which bears interest at LIBOR plus 0.55% (5.87% at March 31, 2007) and matures in two years with three one-year extension options. The operations of the office component of the property will be included in the New York Office segment and the operations of the retail component will be included in the Retail segment. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Bruckner Plaza, Bronx, New York

On January 11, 2007, we acquired the Bruckner Plaza shopping center, and an adjacent parcel containing 114,000 square feet which is ground leased to a third party, for approximately $165,000,000 in cash. The property is located on Bruckner Boulevard in the Bronx, New York and contains 386,000 square feet of retail space. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

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

1290 Avenue of the Americas and 555 California Street

On March 16, 2007, we entered into an agreement to acquire a 70% controlling interest in 1290 Avenue of the Americas, a 2,000,000 square foot Manhattan office building, located on the block-front between 51st and 52nd Street on Avenue of the Americas, and the 555 California Street office complex containing 1,800,000 square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district. The purchase price for our 70% interest in the real estate is approximately $1.807 billion, consisting of $1.010 billion of cash and $797,000,000 of existing debt. Our share of the debt is comprised of $308,000,000 secured by 1290 Avenue of the Americas and $489,000,000 secured by 555 California Street. The preliminary allocation of the purchase price is approximately $775 per square foot for 1290 Avenue of the Americas and approximately $575 per square foot for 555 California Street, based on current measurement of the building. Our 70% interest is being acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. This acquisition is expected to close in the second quarter of 2007, subject to customary closing conditions.

In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of, and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied various of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records, which remains pending.  Mr. Trump has sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.  We have agreed that at closing we will indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we are acquiring did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims.

Overview – continued

H Street Building Corporation (“H Street”)

In July 2005, we acquired H Street, which owns a 50% interest in real estate assets located in Pentagon City, Virginia and Washington, DC. On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets for approximately $383,000,000, consisting of $323,000,000 in cash and $60,000,000 of existing mortgages. These assets include twin office buildings located in Washington, DC, containing 577,000 square feet, and assets located in Pentagon City, Virginia comprised of 34 acres of land leased to three residential and retail operators, a 1,670 unit high-rise apartment complex and 10 acres of vacant land. In conjunction with this acquisition all existing litigation has been dismissed. Further, we have agreed to sell approximately 19.6 of the 34 acres of land to the existing ground lessee in one or more closings over a two-year period for approximately $220,000,000.

Our total purchase price for 100% of the assets we will own, after the anticipated proceeds from the land sale, is $409,000,000, consisting of $286,000,000 in cash and $123,000,000 of existing mortgages.

Within the last two weeks we have received letters from the two remaining ground lessees claiming a right of first offer.

Beginning on April 30, 2007, we will consolidate the accounts of these entities into our consolidated financial statements and no longer account for them on the equity method.

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

In July 2005, we acquired an aggregate of 858,000 common shares of McDonalds for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on our consolidated balance sheet and are classified as “available for sale.” Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of our consolidated balance sheets and not recognized in income. At March 31, 2007, based on McDonalds’ closing stock price of $45.05 per share, $13,306,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

As of March 31, 2007 we own 13,696,000 McDonalds common shares (“option shares’) through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. The option shares have a weighted-average strike price of $32.70 per share, or an aggregate of $447,822,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement. Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares. The options provide us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate purchase price at an annual rate of LIBOR plus 45 basis points. Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income.

For the three months ended March 31, 2007 and 2006, we recognized net gains of $3,223,000, and $2,546,000, respectively, representing the mark-to-market of the shares in the derivative to $45.05 and $34.36 per share, respectively, net of the expense resulting from the LIBOR charges.

Our aggregate net gain from inception of this investment in 2005 through March 31, 2007 is $172,397,000.

Investment in The Lexington Master Limited Partnership (“Lexington MLP”) formerly The Newkirk Master Limited Partnership (“Newkirk MLP”)

On December 31, 2006, Newkirk Realty Trust (NYSE: NKT) was acquired in a merger by Lexington Corporate Properties Trust (“Lexington”) (NYSE: LXP), a real estate investment trust. We owned 10,186,991 limited partnership units (representing a 15.8% investment ownership interest) of Newkirk MLP, which was also acquired by Lexington as a subsidiary, and was renamed Lexington MLP. The units in Newkirk MLP, which we accounted for on the equity method, were converted on a 0.80 for 1 basis into limited partnership units of Lexington MLP, which we also account for on the equity method. The Lexington MLP units are exchangeable on a one-for-one basis into common shares of Lexington. We will record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Accordingly, our “equity in net income or loss from partially owned entities” for the three months ended March 31, 2007 does not include our share of Lexington MLP’s net income or loss for its first quarter ended March 31, 2007.

Overview – continued

2007 Mezzanine Loan Activity:

Blackstone/Equity Office Properties Loan

On March 29, 2007, we acquired a 9.4% interest in a $772,600,000 mezzanine loan for $72,400,000 in cash. The loan bears interest at LIBOR plus 2.85% (8.17% at March 31, 2007) and matures in February 2009 with three one-year extensions. The loan is subordinate to $24.6 billion of other debt and is collateralized by a direct equity interest in an entity which has indirect equity and cash flow pledges from various levels of ownership of a portfolio of office buildings purchased by Blackstone from Equity Office Properties.

Fortress Loan

On March 30, 2007, we were repaid $35,348,000 of the $99,500,000 outstanding balance of the loan, together with accrued interest of $2,205,000 and a prepayment premium of $177,000, which we recognized as “interest and other investment income” in the three months ended March 31, 2007.

2007 Financings:

On January 26, 2007, we completed a $678,000,000 financing of our Skyline Complex in Fairfax Virginia, consisting of eight office buildings containing 2,560,000 square feet. This loan bears interest only at 5.74% and matures in February 2017. We retained net proceeds of approximately $515,000,000 after repaying existing loans and closing costs, including $5,771,000 for prepayment penalties and defeasance costs, which, is included in “interest and debt expense” in the quarter ended March 31, 2007.

On April 10, 2007 we called for the redemption of our $500,000,000 5.625% senior unsecured notes at the face amount plus accrued interest. The notes, which were scheduled to mature on June 15, 2007, will be redeemed on May 11, 2007.

2.85% Convertible Senior Debentures due 2027

On March 21, 2007, Vornado Realty Trust sold $1.4 billion aggregate principal amount of 2.85% convertible senior debentures due 2027, pursuant to an effective registration statement. The aggregate net proceeds from this offering, after underwriters’ discounts and expenses, were approximately $1.37 billion. The debentures are redeemable at our option beginning in 2012 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures in 2012, 2017, and 2022 and in certain other limited circumstances. The debentures are convertible, under certain circumstances, for cash and Vornado common shares at an initial conversion rate of 6.1553 common shares per $1,000 of principal amount of debentures. The initial conversion price is $162.46, which represents a premium of 30% over the March 21, 2007 closing price of $124.97 for our common shares. The principal amount of debentures will be settled for cash and the amount in excess of the principal defined as the conversion value will be settled in cash or, at our election, Vornado common shares.

We are amortizing the underwriters’ discount on a straight-line basis (which approximates the interest method) over the period from the date of issuance to the date of earliest redemption of April 1, 2012. Because the conversion option associated with the debentures when analyzed as a freestanding instrument meets the criteria to be classified as equity specified by paragraphs 12 to 32 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Common Stock,” separate accounting for the conversion option under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” is not appropriate.

The net proceeds of the offering were contributed to the Operating Partnership in the form of an inter-company loan and the Operating Partnership guaranteed the payment of the debentures. The Operating Partnership will use the net proceeds primarily for acquisitions and investments and for general corporate purposes.

Overview - continued

The following table sets forth certain information for the properties we own directly or indirectly, including leasing activity. Tenant improvements and leasing commissions are presented below based on square feet leased during the period and on a per annum basis based on the weighted average term of the leases.

(Square feet and cubic feet in thousands)	Office				Merchandise Mart		Temperature
As of March 31, 2007:	New York	Washington, DC	Retail		Office	Showroom	Controlled Logistics
Square feet/ cubic feet	14,553	17,216	20,158		2,731	6,366	18,940/	497,700
Number of properties	27	86	163		9	9	91
Occupancy rate	97.9%	92.0%	93.5%		96.5%	92.4%	71.0%
Leasing Activity:
Quarter Ended March 31, 2007:
Square feet	244	655	223		6	322
Initial rent (1)	$60.12	$38.25	$40.22		$37.10	$24.46
Weighted average lease terms (years)	7.5	7.3	8.0		8.6	4.5
Rent per square foot on relet space:
Square feet	235	411	120		6	322
Initial Rent (1)	$60.74	$34.29	$53.56		$37.10	$24.46
Prior escalated rent	$45.57	$33.80	$27.54		$31.99	$24.68
Percentage increase (decrease):
Cash basis	33.3%	1.4%	94.5	% (2)	16.0%	(0.9%)
GAAP basis	43.6%	0.6%	47.3	% (2)	22.0%	8.7%
Rent per square foot on space previously vacant:
Square feet	9	244	103		—	—
Initial rent (1)	$43.93	$44.90	$24.21		$—	$—

Tenant improvements and leasing commissions:
Per square foot	$41.67	$14.32	$12.48		$21.33	$4.77
Per square foot per annum	$5.58	$1.96	$1.57		$2.48	$1.06

As of December 31, 2006:
Square feet/ cubic feet	13,692	17,201	19,264		2,714	6,370	18,941	/497,800
Number of properties	25	86	158		9	9	91
Occupancy rate	97.5%	92.2%	92.7%		97.4%	93.6%	77.4%

As of March 31, 2006:
Square feet/ cubic feet	13,021	16,951	17,470		2,703	6,361	17,212	/436,800
Number of properties	21	86	119		9	9	84
Occupancy rate	96.1%	91.0%	94.5%		97.4%	93.0%	77.0%

_______________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2)

Of the 120 square feet relet during the quarter, 4 square feet represent Manhattan retail leases that were acquired in real estate acquisitions. Because generally accepted accounting principles require tenant leases to be marked to fair value when they are acquired, the cash basis increase is greater than the GAAP basis rent increase when the acquired space is relet.

Reconciliation of Net Income and EBITDA

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2007 and 2006.

(Amounts in thousands)	For the Three Months Ended March 31, 2007
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$400,887	$137,648	$103,179	$77,721	$64,108	$—	$—	$18,231
Straight-line rents:
Contractual rent increases	14,586	10,414	479	2,897	654	—	—	142
Amortization of free rent	5,889	398	4,849	272	370	—	—	—
Amortization of acquired below- market leases, net	14,005	7,292	973	5,239	30	—	—	471
Total rentals	435,367	155,752	109,480	86,129	65,162	—	—	18,844
Temperature Controlled Logistics	200,093	—	—	—	—	200,093	—	—
Tenant expense reimbursements	72,533	28,708	8,933	28,697	5,283	—	—	912
Fee and other income:
Tenant cleaning fees	9,843	12,086	—	—	—	—	—	(2,243)
Management and leasing fees	7,199	855	6,561	344	22	—	—	(583)
Lease termination fees	3,441	1,798	95	1,505	43	—	—	—
Other	8,580	3,781	2,827	354	1,562	—	—	56
Total revenues	737,056	202,980	127,896	117,029	72,072	200,093	—	16,986
Operating expenses	370,966	88,252	38,759	40,517	33,068	157,528	—	12,842
Depreciation and amortization	108,806	29,805	25,348	17,283	11,676	19,423	—	5,271
General and administrative	53,063	3,946	8,087	7,002	7,810	12,572	—	13,646
Costs of acquisition not consummated	8,807	—	—	—	—	—	—	8,807
Total expenses	541,642	122,003	72,194	64,802	52,554	189,523	—	40,566
Operating income (loss)	195,414	80,977	55,702	52,227	19,518	10,570	—	(23,580)
Income applicable to Alexander’s	13,519	188	—	209	—	—	—	13,122
Income applicable to Toys “R” Us	58,661	—	—	—	—	—	58,661	—
Income from partially owned entities	9,105	1,287	3,692	1,295	339	410	—	2,082
Interest and other investment income	54,479	673	317	75	95	971	—	52,348
Interest and debt expense	(147,013)	(29,468)	(34,315)	(20,008)	(12,847)	(16,522)	—	(33,853)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	909	—	—	—	—	—	—	909
Minority interest of partially owned entities	3,883	—	—	47	—	3,533	—	303
Income (loss) from continuing operations	188,957	53,657	25,396	33,845	7,105	(1,038)	58,661	11,331
(Loss) income from discontinued operations, net	(31)	—	—	(34)	—	—	—	3
Income (loss) before allocation to minority limited partners	188,926	53,657	25,396	33,811	7,105	(1,038)	58,661	11,334
Minority limited partners’ interest in the Operating Partnership	(17,177)	—	—	—	—	—	—	(17,177)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	—	—	—	—	—	—	(4,818)
Net income (loss)	166,931	53,657	25,396	33,811	7,105	(1,038)	58,661	(10,661)
Interest and debt expense (1)	198,771	30,138	35,908	22,797	13,064	7,861	46,634	42,369
Depreciation and amortization(1)	163,151	30,742	28,259	18,286	11,822	9,268	55,396	9,378
Income tax expense (1)	55,584	—	1,615	—	330	53	53,397	189
EBITDA	$584,437	$114,537	$91,178	$74,894	$32,321	$16,144	$214,088	$41,275

Other segment EBITDA includes a $9,380 net gain on mark-to-market of derivative instruments, $8,807 for costs of acquisition not consummated, and a $909 net gain on sale of marketable equity securities. The Washington, DC Office segment includes $1,891 of expense for H Street litigation costs. Excluding these items, the percentages of EBITDA by segment are 19.7% for New York Office, 16.0% for Washington, DC Office, 12.9% for Retail, 5.6% for Merchandise Mart, 2.8% for Temperature Controlled Logistics, 36.8% for Toys and 6.2% for Other.

___________________

See notes on page 40.

(Amounts in thousands)	For the Three Months Ended March 31, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$350,734	$119,702	$99,863	$60,984	$53,960	$—	$—	$16,225
Straight-line rents:
Contractual rent increases	5,260	160	1,549	1,984	1,595	—	—	(28)
Amortization of free rent	7,310	1,867	3,534	1,358	551	—	—	—
Amortization of acquired below- market leases, net	4,799	(11)	1,184	2,209	115	—	—	1,302
Total rentals	368,103	121,718	106,130	66,535	56,221	—	—	17,499
Temperature Controlled Logistics	195,850	—	—	—	—	195,850	—	—
Tenant expense reimbursements	61,727	24,547	7,845	23,551	4,954	—	—	830
Fee and other income:
Tenant cleaning fees	8,142	10,011	—	—	—	—	—	(1,869)
Management and leasing fees	2,648	230	2,045	360	13	—	—	—
Lease termination fees	4,482	3,771	61	371	279	—	—	—
Other	6,385	2,550	1,125	871	1,838	—	—	1
Total revenues	647,337	162,827	117,206	91,688	63,305	195,850	—	16,461
Operating expenses	331,915	74,087	35,011	28,476	28,405	154,332	—	11,604
Depreciation and amortization	90,305	22,761	25,112	10,407	11,095	17,069	—	3,861
General and administrative	45,864	3,873	8,150	4,923	6,021	10,260	—	12,637
Total expenses	468,084	100,721	68,273	43,806	45,521	181,661	—	28,102
Operating income (loss)	179,253	62,106	48,933	47,882	17,784	14,189	—	(11,641)
(Loss) income applicable to Alexander’s	(3,595)	213	—	180	—	—	—	(3,988)
Income applicable to Toys “R” Us	52,760	—	—	—	—	—	52,760	—
Income from partially owned entities	6,051	644	666	42	334	395	—	3,970
Interest and other investment income	22,475	188	315	120	60	632	—	21,160
Interest and debt expense	(103,894)	(20,274)	(22,850)	(19,661)	(3,527)	(14,262)	—	(23,320)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	548	—	—	—	—	—	—	548
Minority interest of partially owned entities	(274)	—	—	—	3	(468)	—	191
Income (loss) from continuing operations	153,324	42,877	27,064	28,563	14,654	486	52,760	(13,080)
Income (loss) from discontinued operations, net	16,735	—	(451)	9,340	5,739	2,107	—	—
Income (loss) before allocation to minority limited partners	170,059	42,877	26,613	37,903	20,393	2,593	52,760	(13,080)
Minority limited partners’ interest in the Operating Partnership	(15,874)	—	—	—	—	—	—	(15,874)
Perpetual preferred unit distributions of the Operating Partnership	(4,973)	—	—	—	—	—	—	(4,973)
Net income (loss)	149,212	42,877	26,613	37,903	20,393	2,593	52,760	(33,927)
Interest and debt expense (1)	170,461	20,911	24,084	22,338	3,749	6,786	61,101	31,492
Depreciation and amortization(1)	125,431	23,364	26,661	13,246	11,236	8,148	34,164	8,612
Income tax expense (1)	25,738	—	233	—	41	408	24,966	90
EBITDA	$470,842	$87,152	$77,591	$73,487	$35,419	$17,935	$172,991	$6,267

EBITDA includes net gains on sale of real estate of $16,160, of which $9,218 is included in the Retail segment, $4,835 is included in the Merchandise Mart segment and $2,107 is included in the Temperature Controlled Logistics segment. In addition, EBITDA of the Washington, DC Office segment and the Other segment include $1,468 and $6,101 of expense, net, that affect comparability. Excluding these items, the percentages of EBITDA by segment are 18.9% for New York Office, 17.1% for Washington, DC Office, 13.9% for Retail, 6.4% for Merchandise Mart, 3.7% for Temperature Controlled Logistics, 37.4% for Toys and 2.6% for Other.

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended March 31,
	2007	2006
Alexander’s (see page 43)	$20,333	$3,536
Lexington MLP, formerly Newkirk MLP (see page 35)	—	8,270
Hotel Pennsylvania	3,604	2,687
GMH (see page 43)	4,168	—
Industrial warehouses	1,373	1,512
Other investments	3,911	2,614
	33,389	18,619
Minority limited partners’ interest in the Operating Partnership	(17,177)	(15,874)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	(4,973)
Corporate general and administrative expenses	(12,374)	(11,512)
Costs of acquisition not consummated	(8,807)	—
Investment income and other	51,062	20,007
	$41,275	$6,267

Results of Operations

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $737,056,000 for the quarter ended March 31, 2007, compared to $647,337,000 in the prior year’s first quarter, an increase of $89,719,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office				Temperature
Property rentals:	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
Manhattan Mall	$11,707	$7,959	$—	$3,748	$—	$—		$—
350 Park Avenue	7,745	7,745	—	—	—	—		—
Former Toys “R” Us stores	4,448	—	—	4,448	—	—		—
1540 Broadway	1,742	193	—	1,549	—	—		—
Bruckner Plaza	1,787	—	—	1,787	—	—		—
Other	5,313	—	1,655	1,493	2,128	—		37
Development/Redevelopment:
2101 L Street – taken out of service	(2,734)	—	(2,734)	—	—	—		—
Crystal Mall 2 – taken out of service	(1,942)	—	(1,942)	—	—	—		—
Bergen Town Center – partially taken out of service	(117)	—	—	(117)	—	—		—
Springfield Mall – partially taken out of service	1,165	—	—	1,165	—	—		—
Other	(109)	—	39	(148)	—	—		—
Amortization of acquired below market leases, net	9,206	7,303	(211)	3,030	(85)	—		(831)
Operations:
Hotel Pennsylvania	1,460	—	—	—	—	—		1,460 (1)
Trade shows	6,211	—	—	—	6,211 (2)	—		—
Leasing activity (see page 37)	21,382	10,834	6,543	2,639	687	—		679
Total increase in property rentals	67,264	34,034	3,350	19,594	8,941	—		1,345

Temperature Controlled Logistics:
Increase due to acquisitions (ConAgra warehouses)	6,056	—	—	—	—	6,056		—
Decrease due to operations	(1,813)	—	—	—	—	(1,813	)(3)	—
Total increase	4,243	—	—	—	—	4,243		—
Tenant expense reimbursements:
Increase due to:
Acquisitions/development	4,951	2,287	170	2,494	—	—		—
Operations	5,855	1,874	918	2,652	329	—		82
Total increase in tenant expense reimbursements	10,806	4,161	1,088	5,146	329	—		82
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(1,041)	(1,973)	34	1,134	(236)	—		—
Management and leasing fees	4,551	625	4,516 (4)	(16)	9	—		(583)
BMS Cleaning fees	1,701	2,075	—	—	—	—		(374)
Other	2,195	1,231	1,702	(517)	(276)	—		55
Total increase (decrease) in fee and other income	7,406	1,958	6,252	601	(503)	—		(902)
Total increase in revenues	$89,719	$40,153	$10,690	$25,341	$8,767	$4,243		$525

______________________________

(1)	Revenue per available room (“REVPAR”) was $89.14 for the three months ended March 31, 2007 compared to $82.02 for the prior year’s quarter.
(2)	Primarily from the timing of the semi-annual High Point trade show which was held in March this year and in April last year.
(3)

Primarily from (i) a $2,709 decrease in owned warehouses operations, (ii) a $286 decrease in quarry operations, (iii) a $102 decrease in managed warehouse operations, partially offset by, (iv) a $1,457 increase in transportation operations. See page 42 for a discussion of AmeriCold’s gross margin.

(4)	Primarily from leasing fees in connection with our management of a development project.

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $541,642,000 for the quarter ended March 31, 2007, compared to $468,084,000 in the prior year’s quarter, an increase of $73,558,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office						Temperature
Operating:	Total	New York		Washington, DC	Retail	Merchandise Mart		Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
Manhattan Mall	$4,929	$2,924		$—	$2,005	$—		$—		$—
350 Park Avenue	4,133	4,133		—	—	—		—		—
Former Toys stores	3,460	—		—	3,460	—		—		—
1540 Broadway	986	314		—	672	—		—		—
Bruckner Plaza	583	—		—	583	—		—		—
Other	8,207	—		972	323	1,378		5,500		34
Development/Redevelopment:
Springfield Mall – partially taken out of service	1,110	—		—	1,110	—		—		—
2101 L Street – taken out of service	(1,099)	—		(1,099)	—	—		—		—
Crystal Mall 2 – taken out of service	(329)	—		(329)	—	—		—		—
Bergen Town Center – partially taken out of service	(132)	—		—	(132)	—		—		—
Other	(1,676)	—		4	24	—		(1,704)		—
Hotel activity	460	—		—	—	—		—		460
Trade shows activity	2,094	—		—	—	2,094	(1)	—		—
Operations	16,325	6,794	(2)	4,200 (3)	3,996	1,191		(600	)(4)	744
Total increase in operating expenses	39,051	14,165		3,748	12,041	4,663		3,196		1,238
Depreciation and amortization:
Increase due to:
Acquisitions/Development	13,387	6,368		20	5,513	—		1,471		15
Operations (due to additions to buildings and improvements)	5,114	676		216	1,363	581		883		1,395
Total increase in depreciation and amortization	18,501	7,044		236	6,876	581		2,354		1,410
General and administrative:
Increase (decrease) due to:
Acquisitions/Development and Other	3,587	419		(295)	1,759	—		1,704		—
Operations	3,612	(346)		232	320	1,789	(5)	608		1,009	(6)
Total increase (decrease) in general and administrative	7,199	73		(63)	2,079	1,789		2,312		1,009
Costs of acquisition not consummated	8,807	—		—	—	—		—		8,807
Total increase in expenses	$73,558	$21,282		$3,921	$20,996	$7,033		$7,862		$12,464

_____________________________

(1)	Primarily from the timing of the semi-annual High Point trade show which was held in March this year and in April last year and higher gift show promotional expenses.

(2)	Primarily due to a $1,612 increase in BMS operating expenses as a direct result of an increase in BMS revenues, a $1,444 increase in utilities and a $1,124 increase in real estate taxes.

(3)	Primarily due to a $1,711 increase in utilities and a $1,230 increase in real estate taxes.

(4)

AmeriCold’s gross margin from owned warehouses was $39,098 or 30.8%, for the quarter ended March 31, 2007, compared to $39,183 or 33.4% for the quarter ended March 31, 2006, a decrease of $85. Gross margin from transportation management services, managed warehouses and other non-warehouse activities was $3,877 for the quarter ended March 31, 2007, compared to $4,437 for the quarter ended March 31, 2006, a decrease of $560, primarily due to the acquisition of three ConAgra managed warehouses during December 2006 and January 2007.

(5)

Primarily from an $825 increase in payroll , benefits and stock-based compensation amortization, $322 for severance payments and a $267 increase in income taxes resulting from the operations of a new trade show.

(6)

Primarily from a $3,156 increase in amortization of stock-based compensation, including $2,309 from the 2006 Out-Performance Plan which was approved in April 2006, partially offset by lower professional fees.

Income (Loss) Applicable to Alexander’s

Our 32.8% share of Alexander’s net income (comprised of equity in net income or loss, management, leasing, development and commitment fees) was $13,519,000 for the three months ended March 31, 2007, compared to our share of net loss of $3,595,000 for the prior year’s first quarter, an increase of $17,114,000. This increase was primarily due to $4,694,000 of income in the current quarter for the reversal of accrued stock appreciation rights compensation expense as compared to $12,395,000 for our share of expense in the prior year’s quarter, partially offset by $1,858,000 for our share of Alexander’s net gain on sale of 731 Lexington Avenue condominiums in the prior year’s quarter.

Income Applicable to Toys

Our 32.9% share of Toys’ net income (comprised of equity in net income, interest income on loans receivable, and management fees) was $58,661,000 for the three months ended March 31, 2007, compared to $52,760,000 for the prior year’s quarter, an increase of $5,901,000.

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the three months ended March 31, 2007 and 2006.

Equity in Net Income (Loss):	For The Three Months Ended March 31,
(Amounts in thousands)	2007	2006

H Street non-consolidated subsidiaries:
50% share of equity in income (1)	$2,834	$(233)

Beverly Connection:
50% share of equity in net loss	(1,327)	(3,967)
Interest and fee income	2,277	2,932
	950	(1,035	) (2)
GMH Communities L.P:
13.5% in 2007 and 11.3% in 2006 share of equity in net loss (3)	(312)	—

Lexington MLP (see page 35):
7.4% in 2007 and 15.8% in 2006 share of equity in net income (4)	—	4,158
Interest and other income	—	45
	—	4,203
Other (5)	5,633	3,116
	$9,105	$6,051

________________________

(1)

Our share of H Street’s non-consolidated subsidiaries’ equity in net income was not included in the three months ended March 31, 2006, because prior to the quarter ended June 30, 2006, the two entities contesting our acquisition of H Street impeded our access to this financial information.

(2)	Includes our $2,062 share of accelerated depreciation expense upon the write-off of one of the ventures assets.

(3)

We record our pro rata share of GMH’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. Our “equity in net income or loss from partially owned entities” for the three months ended March 31, 2006 did not include any income or loss related to GMH’s fourth quarter of 2005 because GMH had delayed the filing of its annual report on Form 10-K for the year ended December 31, 2005 until May 15, 2006.

(4)

We will record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Accordingly, our “equity in net income or loss from partially owned entities” for the three months ended March 31, 2007 does not include our share of Lexington MLP’s net income or loss for its first quarter ended March 31, 2007.

(5)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

Interest and Other Investment Income (expense)

Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $54,479,000 for the three months ended March 31, 2007, compared to expense of $22,475,000 in the prior year’s quarter, an increase of $32,004,000. This increase resulted primarily from:

(Amounts in thousands)
GMH warrants derivative position – net loss of $20,475 in the prior year’s quarter (investment converted to common shares of GCT in the second quarter of 2006)	$20,475
Increase in interest income on higher average cash balance ($1,684,244 in this quarter compared to $290,563 in the prior year’s quarter)	18,578
Sears Holdings derivative position – net gain of $18,611 in the prior year’s quarter (investment sold in the first quarter of 2006)	(18,611)
Other derivatives – net gain of $6,157 this quarter	6,157
McDonalds derivative position – net gain of $3,223 this quarter compared to a net gain of $6,300 in the prior year’s quarter	(3,077)
Other, net – primarily due to interest earned on higher average loans receivable and from prepayment premiums received upon loan repayments	8,482
$32,004

Interest and Debt Expense

Interest and debt expense was $147,013,000 for the three months ended March 31, 2007, compared to $103,894,000 in the prior year’s quarter, an increase of $43,119,000. This increase was primarily due to (i) $30,900,000 from a $2.5 billion increase in outstanding debt due to property acquisitions and refinancings, (ii) $10,700,000 from the November 20, 2006 issuance of $1 billion convertible senior debentures due 2026 and the March 21, 2007 issuance of $1.4 billion convertible senior debentures due 2027, (iii) $5,771,000 for the cost of the Skyline mortgage loan defeasance, partially offset by (iv) a $6,700,000 increase in the amount of capitalized interest.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate was $909,000 and $548,000 for the three months ended March 31, 2007, and 2006, respectively, and represent net gains on sale of marketable securities in each period.

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including AmeriCold, 220 Central Park South, Wasserman and the Springfield Mall. In the three months ended March 31, 2007 we recorded $3,883,000 of income as compared to $274,000 of expense in the prior year’s quarter. The increase of $4,157,000 over the prior year’s quarter relates primarily to a reduction in AmeriCold’s minority interest expense as a result of lower net income.

Income From Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the three months ended March 31, 2007 and 2006 include the operating results of Vineland, New Jersey; 33 North Dearborn Street in Chicago, Illinois, which was sold on March 14, 2006; 424 Sixth Avenue in New York City, which was sold on March 13, 2006 and 1919 South Eads Street in Arlington, Virginia, which was sold on June 22, 2006.

(Amounts in thousands)	For the Three Months Ended March 31,
	2007	2006
Revenues	$23	$2,128
Expenses	54	1,553
Net (loss) income	(31)	575
Net gains on sale of real estate	—	16,160
(Loss) income from discontinued operations	$(31)	$16,735

Minority Limited Partners’ Interest in the Operating Partnership

Minority limited partners’ interest in the Operating Partnership was $17,177,000 for the three months ended March 31, 2007, compared to $15,874,000 for the prior year’s first quarter, an increase of $1,303,000. This increase results primarily from higher net income subject to allocation to the minority limited partners.

Perpetual Preferred Unit Distributions of the Operating Partnership

Perpetual preferred unit distributions of the Operating Partnership were $4,818,000 for the three months ended March 31, 2007, compared to $4,973,000 for the prior year’s quarter, a decrease of $155,000. This decrease resulted primarily from the redemption of the D-9 perpetual preferred units in September 2006, partially offset by the issuance of the D-15 units in May and August 2006.

Preferred Share Dividends

Preferred share dividends were $14,296,000 for the three months ended March 31, 2007, compared to $14,407,000 for the prior year’s first quarter, a decrease of $111,000. This decrease resulted primarily from the conversion of Series A preferred shares to common shares during the 2006 and 2007.

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the three months ended March 31, 2007 from the three months ended March 31, 2006.

		Office						Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail		Merchandise Mart		Controlled Logistics	Toys	Other
Three Months ended March 31, 2006	$470,842	$87,152	$77,591	$73,487		$35,419		$17,935	$172,991	$6,267
2007 Operations: Same store operations(1)		8,229	4,862	941	(2)	(1,269	) (3)	(104)
Acquisitions, dispositions and non-same store income and expenses		19,156	8,725	466		(1,829)		(1,687)
Three Months ended March 31, 2007	$584,437	$114,537	$91,178	$74,894		$32,321		$16,144	$214,088	$41,275
% increase (decrease) in same store operations		9.3%	6.0%	1.6%		(3.5%	)	(0.5% )

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

(2)	The same store increase would be 5.1% exclusive of the effect of tenants vacating 44,425 square feet of New York City retail space in December 2006.

(3)	Primarily from higher promotional expenses and lower booth sales for the Chicago and Los Angeles Gift shows.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2007

Our cash and cash equivalents was $2,884,674,000 at March 31, 2007, a $651,357,000 increase over the balance at December 31, 2006. This increase resulted from $81,263,000 of net cash provided by operating activities, $1,875,790,000 of net cash provided by financing activities, partially offset by $1,305,696,000 of net cash used in investing activities. Property rental income represents our primary source of net cash provided by operating activities. Our property rental income is primarily dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund our cash requirements include proceeds from debt financings, including mortgage loans and corporate level unsecured borrowings; our $1 billion revolving credit facility; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to our common and preferred shareholders, as well as acquisition and development costs.

Our consolidated outstanding debt was $11,633,128,000 at March 31, 2007, a $2,078,330,000 increase over the balance at December 31, 2006. This increase resulted primarily from the issuance of $1.4 billion of convertible senior debentures due 2026 and from debt associated with asset acquisitions and property refinancings during the current quarter. As of March 31, 2007 and December 31, 2006, our revolving credit facility had a zero outstanding balance. During 2007 and 2008, $678,848,000 and $396,178,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facility.

Our share of debt of unconsolidated subsidiaries was $2,997,428,000 at March 31, 2007, a $325,579,000 decrease from the balance at December 31, 2006. This decrease resulted primarily from our $368,800,000 share of an decrease in Toys “R” Us outstanding debt.

Cash flows provided by operating activities of $81,263,000 was primarily comprised of (i) net income of $166,931,000, after adjustments of $12,284,000 for non-cash items, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, minority interest expense, (ii) distributions of income from partially-owned entities of $6,902,000, partially offset by, (iii) the net change in operating assets and liabilities of $119,056,000.

Net cash used in investing activities of $1,305,696,000 was primarily comprised of (i) acquisitions of real estate of $878,654,000, (ii) investments in notes and mortgage loans receivable of $135,615,000, (iii) deposits in connection with real estate acquisitions, including pre-acquisition costs, of $125,359,000, (iv) investments in partially-owned entities of $91,037,000, (v) development and redevelopment expenditures of $49,438,000, (vi) investments in marketable securities of $43,685,000, partially offset by, (ix) proceeds received from repayments on mortgage loans receivable of $40,150,000.

Net cash provided by financing activities of $1,875,790,000 was primarily comprised of (i) proceeds from borrowings of $2,286,725,000, of which $1,372,078,000 were proceeds received from the offering of the 2.85% convertible senior debentures due 2027, partially offset by, (ii) repayments of borrowings of $156,759,000, (iii) dividends paid on common shares of $128,812,000, (iv) purchases of marketable securities in connection with the legal defeasance of mortgage notes payable of $86,653,000, (v) distributions to minority partners of $19,429,000, and (vi) dividends paid on preferred shares of $14,349,000.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2007.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$11,007	$2,234	$2,788	$326	$2,211	$3,448	$—
Non-recurring	—	—	—	—	—	—	—
Total	11,007	2,234	2,788	326	2,211	3,448	—
Tenant improvements:
Recurring	17,029	6,853	7,871	680	1,625	—	—
Non-recurring	—	—	—	—	—	—	—
Total	17,029	6,853	7,871	680	1,625	—	—

Leasing Commissions:
Recurring	7,745	3,347	2,249	2,104	45	—	—
Non-recurring	—	—	—	—	—	—	—
Total	7,745	3,347	2,249	2,104	45	—	—
Tenant improvements and leasing commissions:
Per square foot	$16.55	$41.67	$14.32	$12.48	$5.07	$—	$—
Per square foot per annum	$2.31	$5.58	$1.96	$1.57	$1.09	$—	$—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$35,781	$12,434	$12,908	$3,110	$3,881	$3,448	$—
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	17,721	3,504	9,304	419	4,494	—	—
Expenditures to be made in future periods for the current period	(20,513)	(9,867)	(7,018)	(2,784)	(844)	—	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$32,989	$6,071	$15,194	$745	$7,531	$3,448	$—

Development and Redevelopment Expenditures (1):
Crystal Mall Two	$9,235	$—	$9,235	$—	$—	$—	$—
Bergen Town Center	7,119	—	—	7,119	—	—	—
2101 L Street	6,353	—	6,353	—	—	—	—
North Bergen, New Jersey (Ground-up development)	5,324	—	—	5,324	—	—	—
Green Acres Mall	4,689	—	—	4,689	—	—	—
Wasserman venture	3,559	—	—	—	—	—	3,559
220 Central Park South	2,189	—	—	—	—	—	2,189
40 East 66th Street	1,178	—	—	—	—	—	1,178
Other	9,792	1,995	2,533	2,693	—	—	2,571
	$49,438	$1,995	$18,121	$19,825	$—	$—	$9,497

_______________________

(1)	Excludes development expenditures of partially owned, non-consolidated investments.

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

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$12,059	$2,290	$2,187	$335	$2,764	$1,870		$2,613
Non-recurring	—	—	—	—	—	—		—
Total	12,059	2,290	2,187	335	2,764	1,870		2,613
Tenant improvements:
Recurring	18,847	9,241	5,375	1,278	2,953	—		—
Non-recurring	89	—	89	—	—	—		—
Total	18,936	9,241	5,464	1,278	2,953	—		—

Leasing Commissions:
Recurring	5,708	3,432	1,227	764	285	—		—
Non-recurring	32	—	32	—	—	—		—
Total	5,740	3,432	1,259	764	285	—		—
Tenant improvements and leasing commissions:
Per square foot	$16.94	$27.83	$13.32	$11.94	$9.89	$—		$—
Per square foot per annum	$2.35	$3.45	$2.14	$1.64	$1.52	$—		$—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$36,735	$14,963	$8,910	$2,377	$6,002	$1,870		$2,613
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	21,117	6,595	10,522	203	3,797	—		—
Expenditures to be made in future periods for the current period	(22,196)	(12,942)	(6,137)	(1,867)	(1,250)	—		—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$35,656	$8,616	$13,295	$713	$8,549	$1,870		$2,613

Development and Redevelopment Expenditures (1):
North Bergen, New Jersey (Ground-up development)	$25,039	$—	$—	$25,039	$—	$—	$
Bergen Town Center	5,443	—	—	5,443	—	—		—
7 W. 34th Street	4,148	—	—	—	4,148	—		—
Crystal Plazas (PTO)	4,049	—	4,049	—	—	—		—
1740 Broadway	1,817	1,817	—	—	—	—		—
Green Acres Mall	1,697	—	—	1,697	—	—		—
640 Fifth Avenue	867	867	—	—	—	—		—
Other	14,973	311	1,875	4,452	—	—		8,335
	$58,033	$2,995	$5,924	$36,631	$4,148	$—		$8,335

___________________________

(1)	Reflects reimbursements from tenants for expenditures incurred in the prior year.

SUPPLEMENTAL INFORMATION

Three Months Ended March 31, 2007 vs. Three Months Ended December 31, 2006

Below are the details of the changes in EBITDA by segment for the three months ended March 31, 2007 from the three months ended December 31, 2006.

		Office								Temperature
(Amounts in thousands)	Total	New York		Washington, DC		Retail		Merchandise Mart		Controlled Logistics		Toys	Other
For the three months ended December 31, 2006	$435,109	$104,537		$86,674		$72,022		$36,098		$15,348		$20,988	$99,442
2007 Operations: Same store operations(1)		(96)		38		(1,757	) (3)	(1,881	) (4)	(116)
Acquisitions, dispositions and non-same store income and expenses		10,096		4,466		4,629		(1,896)		912
For the three months ended March 31, 2007	$584,437	$114,537		$91,178		$74,894		$32,321		$16,144		$214,088	$41,275
% increase (decrease) in same store operations		(0.1%	) (2)	—%	(2)	(2.6%	)	(4.5%	)	(0.6%	) (4)

______________________________________

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

(2)

Reflects a seasonal increase in heating costs in the first quarter of $2,335 for New York Office and $1,589 for Washington, DC Office. The same store increases exclusive of this seasonal increase in heating costs was 2.3% for New York Office and 1.7% for Washington, DC Office.

(3)	The same store decrease would be (0.1%) exclusive of the effect of tenants vacating 44,425 square feet of New York City retail in December 2006.

(4)	Results primarily from seasonality of operations.

The following table reconciles Net income to EBITDA for the quarter ended December 31, 2006.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
Net income (loss) for the three months ended December 31, 2006	$119,776	$51,093	$28,774	$37,519	$16,239	$(10,899)	$(51,697)	$48,747
Interest and debt expense	181,393	22,861	25,304	20,038	8,865	16,716	47,462	40,147
Depreciation and amortization	142,501	30,583	30,694	14,465	11,769	9,253	35,539	10,198
Income tax (benefit) expense	(8,561)	—	1,902	—	(775)	278	(10,316)	350
EBITDA for the three months ended December 31, 2006	$435,109	$104,537	$86,674	$72,022	$36,098	$15,348	$20,988	$99,442

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

FFO for the Three Months Ended March 31, 2007, and 2006

FFO applicable to common shares plus assumed conversions was $270,165,000, or $1.65 per diluted share for the three months ended March 31, 2007, compared to $211,916,000, or $1.37 per diluted share for the prior year’s quarter. Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

(Amounts in thousands except per share amounts)	For The Three Months Ended March 31,
Reconciliation of Net Income to FFO:	2007	2006
Net income	$166,931	$149,212
Depreciation and amortization of real property	93,665	76,443
Net gains on sale of real estate	—	(16,160)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	42,984	25,009
Net gains on sale of real estate	—	(329)
Income tax effect of Toys adjustments included above	(11,883)	(5,913)
Minority limited partners’ share of above adjustments	(12,618)	(7,224)
FFO	279,079	221,038
Preferred share dividends	(14,296)	(14,407)
FFO applicable to common shares	264,783	206,631
Interest on 3.875% exchangeable senior debentures	5,309	5,094
Series A convertible preferred dividends	73	191
FFO applicable to common shares plus assumed conversions	$270,165	$211,916
Reconciliation of Weighted Average Shares:
Weighted average common shares outstanding	151,428	141,150
Effect of dilutive securities:
Employee stock options and restricted share awards	6,888	7,488
3.875% exchangeable senior debentures	5,560	5,531
Series A convertible preferred shares	125	326
Denominator for diluted FFO per share	164,001	154,495

FFO applicable to common shares plus assumed conversions per diluted share	$1.65	$1.37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	As at March 31, 2007			2006
	Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate (1)	$944,847	6.32%	$9,449	$728,363	6.48%
Fixed rate	10,688,281	5.19%	—	8,826,435	5.56%
	$11,633,128	5.29%	9,449	$9,554,798	5.63%
Pro-rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$175,011	7.16%	1,750	$162,254	7.31%
Variable rate – Toys	892,263	7.65%	8,922	1,213,479	7.03%
Fixed rate (including $1,010,487, and $1,057,422 of Toys debt in 2007 and 2006)	1,930,154	6.86%	—	1,947,274	6.95%
	$2,997,428	7.11%	10,672	$3,323,007	7.00%
Minority limited partners’ share of above			(2,013)
Total change in annual net income			$18,108
Per share-diluted			$0.11

_____________________________________

(1)

Includes $497,977 for our senior unsecured notes due 2007, as we entered into an interest rate swap that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus 0.7725%, based upon the trailing three-month LIBOR rate (6.12% if set on March 31, 2007). In accordance with SFAS No. 133, as amended, we are required to record the fair value of this derivative instrument at each reporting period. At March 31, 2007, the fair value adjustment was a reduction of $577, and is included in the balance of the senior unsecured notes above.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, we have notes and mortgage loans receivables aggregating $306,042,000, as of March 31, 2007, which are based on variable rates and partially mitigate our exposure to a change in interest rates.

Fair Value of Our Debt

The carrying amount of our debt exceeds its aggregate fair value, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, by approximately $197,237,000 at March 31, 2007.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in McDonald’s common shares. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense. During the three months ended March 31, 2007, we recognized net gains aggregating approximately $9,380,000 from these positions, after all expenses and LIBOR charges.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, such disclosure controls and procedures were effective.

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

The following updates the discussion set forth under “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Stop & Shop

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to re-allocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision. On January 16, 2007 we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007. On April 16, 2007, the Court directed that discovery should be completed by December 2007, with a trial date to be determined thereafter. We intend to vigorously pursue our claims against Stop & Shop.

H Street Building Corporation (“H Street”)

On July 22, 2005, two corporations owned 50% by H Street filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that we encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships. The complaint seeks an unspecified amount of damages and a rescission of our acquisition of H Street. On September 12, 2005, we filed a complaint against each of those corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages. In addition, on July 29, 2005, a tenant under ground leases for which one of these 50%-owned corporations is landlord brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the acquisition of H Street violated a provision giving them a right of first offer and seeks rescission of our acquisition, the right to acquire H Street for the price paid by us and/or damages. On July 14, 2006, we filed a counterclaim against the tenant asserting that the tenant and the other owner of the 50%-owned ground landlord deliberately excluded H Street from negotiating and executing a purported amendment to the agreement to lease when H Street’s consent and execution was required and, consequently, that the amended agreement and the related ground leases are invalid, the tenant is in default under the ground leases and the ground leases are void and without any effect. All of these legal actions were dismissed in connection with our acquisition of these corporations on April 30, 2007.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

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

VORNADO REALTY TRUST
(Registrant)

Date: May 1, 2007	By:	/s/ Joseph Macnow
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
Trust’s Annual Report on Form 10-K for the year ended December 31, 1993
(File No. 001-11954), filed March 24, 1994

*

10.11	**	-

Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust,
The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to
Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on April 30, 1997

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.12		-

Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents
and Fixture Filing, dated as of March 1, 2000, between Entities named therein
(as Mortgagors) and Vornado (as Mortgagee) - Incorporated by reference to Exhibit 10.47 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
1999 (File No. 001-11954), filed on March 9, 2000

*

10.13	**	-

Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2005 –
Incorporated by reference to Exhibit 10.15 to Vornado Realty Trust Annual Report on
Form 10-K for the year ended December 31, 2005 (File No. 001-11954), filed on
February 28, 2006

*

10.14	**	-

Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust
- Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

*

10.15		-

Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty
Trust, Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E.
Smith Commercial Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc. - Incorporated by reference to
Exhibit 2.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on January 16, 2002

*

10.16		-

Registration Rights Agreement, dated January 1, 2002, between Vornado Realty Trust and the holders of the Units listed on Schedule A thereto - Incorporated by reference to
Exhibit 10.2 to Vornado Realty Trust’s Current Report on Form 8-K/A
(File No. 1-11954), filed on March 18, 2002

*

10.17		-

Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado,
Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith
Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 to Vornado Realty
Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

*

10.18	**	-

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated
March 8, 2002 - Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(File No. 001-11954), filed on May 1, 2002

*

10.19	**	-

First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado
Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.20		-

Registration Rights Agreement, dated as of July 21, 1999, by and between Vornado Realty
Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to
Exhibit 10.2 to Vornado Realty Trust’s Registration Statement on Form S-3
(File No. 333-102217), filed on December 26, 2002

*

10.21		-

Form of Registration Rights Agreement between Vornado Realty Trust and the holders of
Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.3 to Vornado
Realty Trust’s Registration Statement on Form S-3 (File No. 333-102217), filed on
December 26, 2002

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.22		-

Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between
Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit
10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002
(File No. 001-06064), filed on August 7, 2002

*

10.23		-

59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between
Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by
reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.24		-

Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado
Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander’s
Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.25		-

59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Residential LLC, 731 Commercial LLC and Vornado Management Corp. -
Incorporated by reference to Exhibit 10(i)(F)(2) to Alexander’s Inc.’s Quarterly Report
for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.26		-

Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty
Trust and Steven Roth dated December 29, 1992 - Incorporated by reference to Exhibit 5 of Interstate Properties’ Schedule 13D/A dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002

*

10.27	**	-	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-102216) filed December 26, 2002	*

10.28		-

Registration Rights Agreement by and between Vornado Realty Trust and Bel Holdings LLC dated as of November 17, 2003 – Incorporated by reference to Exhibit 10.68 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003
(File No. 001-11954), filed on March 3, 2004

*

10.29		-

Registration Rights Agreement, dated as of May 27, 2004, by and between Vornado Realty
Trust and 2004 Realty Corp. – Incorporated by reference to Exhibit 10.75 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004
(File No. 001-11954), filed on February 25, 2005

*

10.30		-

Registration Rights Agreement, dated as of December 17, 2004, by and between Vornado
Realty Trust and Montebello Realty Corp. 2002 – Incorporated by reference to Exhibit
10.76 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.31	**	-

Form of Stock Option Agreement between the Company and certain employees –
Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s
Annual Report on Form 10-K for the year ended December 31, 2004
(File No. 001-11954), filed on February 25, 2005

*

10.32	**	-

Form of Restricted Stock Agreement between the Company and certain employees –
Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on
February 25, 2005

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.33	**	-

Employment Agreement between Vornado Realty Trust and Sandeep Mathrani, dated
February 22, 2005 and effective as of January 1, 2005 – Incorporated by reference to
Exhibit 10.76 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*

10.34		-

Contribution Agreement, dated May 12, 2005, by and among Robert Kogod, Vornado Realty
L.P. and certain Vornado Realty Trust’s affiliates – Incorporated by reference to Exhibit
10.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2005 (File No. 001-11954), filed on February 28, 2006

*

10.35	**	-

Amendment, dated March 17, 2006, to the Vornado Realty Trust Omnibus Share Plan –
Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2006 (File No. 001-11954), filed on
May 2, 2006

*

10.36	**	-

Form of Vornado Realty Trust 2006 Out-Performance Plan Award Agreement, dated as of
April 25, 2006 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s
Form 8-K (File No. 001-11954), filed on May 1, 2006

*

10.37	**	-	Form of Vornado Realty Trust 2002 Restricted LTIP Unit Agreement – Incorporated by reference to Vornado Realty Trust’s Form 8-K (Filed No. 001-11954), filed on May 1, 2006	*

10.38	**	-

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
LLC, as Documentation Agents and Vornado Realty Trust – Incorporated by reference to
Exhibit 10.1 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on
June 28, 2006

*

10.39	**	-

Amendment No.2, dated May 18, 2006, to the Vornado Realty Trust Omnibus Share Plan
– Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-11954), filed on August 1, 2006

*

10.40	**	-

Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph
Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado
Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(File No. 001-11954), filed on August 1, 2006

*

10.41		-

Guaranty, made as of June 28, 2006, by Vornado Realty Trust, for the benefit of JP Morgan
Chase Bank – Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended September 30, 2006
(File No. 001-11954), filed on October 31, 2006

*

10.42	**	-

Amendment, dated October 26, 2006, to the Vornado Realty Trust Omnibus Share Plan –
Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-11954), filed on
October 31, 2006

*

10.43	**	-

Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between
Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.44	**	-

Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One
LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

*

10.45		-	Stock Purchase Agreement between the Sellers identified and Vornado America LLC, as the Buyer, dated as of March 5, 2007

10.46	**	-	Employment Agreement between Vornado Realty Trust and Mitchell Schear, as of April 19, 2007

15.1		-	Letter Regarded Unaudited Interim Financial Information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.