Form 10-Q
period 2007-06-30
VORNADO REALTY TRUST
filed 2007-07-31
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2007, 152,007,909 of the registrant’s common shares of beneficial interest are outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)
ASSETS	June 30, 2007	December 31, 2006
Real estate, at cost:
Land	$4,507,532	$2,773,136
Buildings and improvements	12,819,785	9,967,415
Development costs and construction in progress	572,518	417,671
Leasehold improvements and equipment	395,911	372,432
Total	18,295,746	13,530,654
Less accumulated depreciation and amortization	(2,190,858)	(1,968,678)
Real estate, net	16,104,888	11,561,976
Cash and cash equivalents	743,506	2,233,317
Escrow deposits and restricted cash	355,074	140,351
Marketable securities	416,810	316,727
Accounts receivable, net of allowance for doubtful accounts of $19,401 and $17,727	251,002	230,908
Investments and advances to partially owned entities, including Alexander’s of $99,613 and $82,114	1,151,879	1,135,669
Investment in Toys “R” Us	353,384	317,145
Notes and mortgage loans receivable	658,863	561,164
Receivable arising from the straight-lining of rents, net of allowance of $2,117 and $2,334	485,722	441,345
Due from officers	13,187	15,197
Assets related to discontinued operations	223,908	24,604
Other assets	1,380,673	975,878
	$22,138,896	$17,954,281
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$8,932,484	$6,886,884
Convertible senior debentures	2,355,587	980,083
Senior unsecured notes	698,347	1,196,600
Exchangeable senior debentures	492,044	491,231
Revolving credit facility debt	94,000	—
Accounts payable and accrued expenses	487,188	531,977
Deferred credit	923,542	331,760
Officers’ compensation payable	65,679	60,955
Deferred tax liabilities	130,975	30,341
Liabilities related to discontinued operations	42,533	15,161
Other liabilities	167,553	150,315
Total liabilities	14,389,932	10,675,307
Minority interest, including unitholders in the Operating Partnership	1,538,116	1,128,204
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 33,983,977 and 34,051,635 shares	825,276	828,660
Common shares of beneficial interest: $.04 par value per share; authorized 200,000,000 shares; issued and outstanding 152,007,909 and 151,093,373 shares	6,120	6,083
Additional capital	5,331,692	5,287,923
Earnings less than distributions	(22,862)	(69,188)
Accumulated other comprehensive income	68,004	92,963
Deferred compensation shares earned but not yet delivered	2,618	4,329
Total shareholders’ equity	6,210,848	6,150,770
	$22,138,896	$17,954,281

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2007	2006	2007	2006
REVENUES:
Property rentals	$484,763	$393,476	$920,130	$761,579
Temperature Controlled Logistics	206,474	187,047	406,567	382,897
Tenant expense reimbursements	77,370	60,920	149,903	122,647
Fee and other income	24,850	21,589	53,913	43,246
Total revenues	793,457	663,032	1,530,513	1,310,369
EXPENSES:
Operating	392,757	319,851	763,701	651,766
Depreciation and amortization	132,457	98,880	241,263	189,185
General and administrative	59,555	51,715	112,439	96,447
Costs of acquisitions not consummated	—	—	8,807	—
Total expenses	584,769	470,446	1,126,210	937,398
Operating income	208,688	192,586	404,303	372,971
Income applicable to Alexander’s	9,484	14,750	23,003	11,155
(Loss) income applicable to Toys “R” Us	(20,029)	(7,884)	38,632	44,876
Income from partially owned entities	8,593	14,635	17,698	20,686
Interest and other investment income	120,513	16,623	174,992	39,098
Interest and debt expense (including amortization of deferred financing costs of $3,845 and $3,559 in each three month period, respectively, and $7,996 and $7,134 in each six month period, respectively)	(156,179)	(120,822)	(303,192)	(224,716)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	15,778	56,947	16,687	57,495
Minority interest of partially owned entities	4,349	3,118	8,232	2,844
Income before income taxes	191,197	169,953	380,355	324,409
Provision for income taxes	(3,566)	(848)	(3,767)	(1,980)
Income from continuing operations	187,631	169,105	376,588	322,429
(Loss) income from discontinued operations, net of minority interest	(40)	16,762	(71)	33,497
Income before allocation to minority limited partners	187,591	185,867	376,517	355,926
Minority limited partners’ interest in the Operating Partnership	(16,852)	(17,324)	(34,029)	(33,198)
Perpetual preferred unit distributions of the Operating Partnership	(4,819)	(5,374)	(9,637)	(10,347)
Net income	165,920	163,169	332,851	312,381
Preferred share dividends	(14,295)	(14,404)	(28,591)	(28,811)
NET INCOME applicable to common shares	$151,625	$148,765	$304,260	$283,570

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$1.00	$0.93	$2.01	$1.77
Income from discontinued operations	—	0.12	—	0.24
Net income per common share	$1.00	$1.05	$2.01	$2.01

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$0.96	$0.88	$1.92	$1.68
Income from discontinued operations	—	0.11	—	0.22
Net income per common share	$0.96	$0.99	$1.92	$1.90

DIVIDENDS PER COMMON SHARE	$0.85	$0.80	$1.70	$1.60

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
(Amounts in thousands)	2007	2006
Cash Flows from Operating Activities:
Net income	$332,851	$312,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	249,259	200,353
Net (gains) losses from derivative positions	(81,454)	5,076
Equity in income of partially owned entities, including Alexander’s and Toys	(79,333)	(76,717)
Straight-lining of rental income	(42,128)	(30,182)
Amortization of below market leases, net	(34,322)	(8,471)
Minority limited partners’ interest in the Operating Partnership	34,022	33,198
Net gains on dispositions of wholly owned and partially owned assets other than depreciable real estate	(16,687)	(57,495)
Distributions of income from partially owned entities	11,767	19,318
Perpetual preferred unit distributions of the Operating Partnership	9,637	10,347
Costs of acquisitions not consummated	8,707	—
Minority interest of partially owned entities	(8,232)	(2,844)
Loss on early extinguishment of debt and write-off of unamortized financing costs	5,969	—
Other non-cash adjustments	10,481	—
Net gains on sale of real estate	—	(33,769)
Changes in operating assets and liabilities:
Accounts receivable, net	4,744	44,364
Accounts payable and accrued expenses	(78,829)	(69,495)
Other assets	(31,288)	(13,545)
Other liabilities	4,274	26,722
Net cash provided by operating activities	299,438	359,241
Cash Flows from Investing Activities:
Acquisitions of real estate	(2,585,928)	(244,938)
Investments in partially owned entities	(166,611)	(89,584)
Investments in notes and mortgage loans receivable	(204,914)	(260,667)
Purchases of marketable securities	(151,024)	(57,992)
Development costs and construction in progress	(140,253)	(112,650)
Proceeds received from repayment of notes and mortgage loans receivable	113,291	20,248
Additions to real estate	(76,164)	(90,443)
Proceeds from sales of, and return of investment in, marketable securities	36,253	132,898
Deposits in connection with real estate acquisitions, including pre-acquisition costs	(20,691)	(44,163)
Cash restricted, including mortgage escrows	18,473	(40,752)
Distributions of capital from partially owned entities	8,997	29,703
Proceeds received from Officer loan repayment	2,000	—
Proceeds from sales of real estate	—	110,388
Proceeds received on settlement of derivatives (primarily Sears Holdings)	—	135,028
Net cash used in investing activities	(3,166,571)	(512,924)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

(Amounts in thousands)	For The Six Months Ended June 30,
	2007	2006
Cash Flows from Financing Activities:
Proceeds from borrowings	2,510,217	1,401,291
Repayments of borrowings	(714,873)	(786,519)
Dividends paid on common shares	(257,943)	(226,310)
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(86,653)	—
Distributions to minority partners	(41,929)	(41,265)
Dividends paid on preferred shares	(28,645)	(28,853)
Debt issuance costs	(8,156)	(8,077)
Proceeds from exercise of share options and other	5,304	9,157
Proceeds from issuance of preferred shares and units	—	34,145
Net cash provided by financing activities	1,377,322	353,569
Net (decrease) increase in cash and cash equivalents	(1,489,811)	199,886
Cash and cash equivalents at beginning of period	2,233,317	294,504
Cash and cash equivalents at end of period	$743,506	$494,390

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $24,188 and $6,094)	$289,832	$216,824

Non-Cash Transactions:
Financing assumed in acquisitions	$1,296,398	$272,846
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	86,653	—
Mortgage notes payable legally defeased	83,542	—
Conversion of Class A Operating Partnership units to common shares	30,885	3,560
Unrealized net (loss) gain on securities available for sale	(26,970)	15,173
Operating partnership units issued in connection with acquisitions	22,382	—
Increases in assets and liabilities resulting from the consolidation of our 50% investment in H Street partially owned entities upon acquisition of the remaining 50% interest on April 30, 2007:
Real estate, net	342,764	—
Restricted cash	369	—
Other assets	11,648	—
Notes and mortgages payable	55,272	—
Accounts payable and accrued expenses	3,101	—
Deferred credit	2,407	—
Deferred tax liabilities	112,797	—
Other liabilities	71	—

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). All references to “our,” “we,” “us,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries. We are the sole general partner of, and owned approximately 89.9% of the common limited partnership interest in, the Operating Partnership at June 30, 2007.

Substantially all of Vornado Realty Trust’s assets are held through subsidiaries of the Operating Partnership. Accordingly, Vornado Realty Trust’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.

2.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of Vornado and the Operating Partnership, as well as certain partially owned entities in which we own more than 50% unless a partner has shared board and management representation and substantive participation rights on all significant business decisions, or 50% or less when (i) we are the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) – Consolidation of Variable Interest Entities (“FIN 46R”), or (ii) when we are a general partner that meets the criteria under Emerging Issues Task Force (“EITF”) Issue No. 04-5. We consolidate our 47.6% investment in AmeriCold Realty Trust because we have the contractual right to appoint three out of five members of its Board of Trustees, and therefore determined that we have a controlling interest. All significant inter-company amounts have been eliminated. Equity interests in partially owned entities are accounted for under the equity method of accounting when they do not meet the criteria for consolidation and our ownership interest is greater than 20%. When partially owned investments are in partnership form, the 20% threshold for equity method accounting is generally reduced to 3% to 5%, based on our ability to influence the operating and financial policies of the partnership. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Investments in partially-owned entities that do not meet the criteria for consolidation or for equity method accounting are accounted for on the cost method.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain prior year balances related to discontinued operations and provision for income taxes have been reclassified in order to conform to current year presentation.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosures of income tax matters. The adoption of this standard on January 1, 2007 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value upon the adoption of this standard on January 1, 2008.

On July 25, 2007, the FASB authorized a FASB Staff Position (the “proposed FSP”) that, if issued, would affect the accounting for our convertible and exchangeable senior debentures. If issued in the form expected, the proposed FSP would require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007, require retroactive application and  result in approximately $47,000,000 ($42,000,000 net of minority interest) of additional interest expense per annum.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Acquisitions

100 West 33rd Street, New York City (the “Manhattan Mall”)

On January 10, 2007, we acquired the Manhattan Mall for approximately $689,000,000 in cash. This mixed-use property is located on the entire Sixth Avenue block-front between 32nd and 33rd Streets in Manhattan and contains approximately 1,000,000 square feet, including 812,000 square feet of office space and 164,000 square feet of retail space. Included as part of the transaction are 250,000 square feet of additional air rights. The property is adjacent to our 1,400,000 square foot Hotel Pennsylvania. At closing, we completed a $232,000,000 financing secured by the property, which bears interest at LIBOR plus 0.55% (5.87% at June 30, 2007) and matures in two years with three one-year extension options. The operations of the office component of the property are included in the New York Office segment and the operations of the retail component are included in the Retail segment. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

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

1290 Avenue of the Americas and 555 California Street

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas, a 2,000,000 square foot Manhattan office building, located on the block-front between 51st and 52nd Street on Avenue of the Americas, and the 3-building 555 California Street complex (“555 California Street”) containing 1,800,000 square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district. The purchase price for our 70% interest in the real estate was approximately $1.8 billion, consisting of $1.0 billion of cash and $797,000,000 of existing debt. Our share of the debt is comprised of $308,000,000 secured by 1290 Avenue of the Americas and $489,000,000 secured by 555 California Street. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

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

In connection with the acquisition, we agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit would not be material to our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Acquisitions - continued

1290 Avenue of the Americas and 555 California Street - continued

The following summarizes our allocation of the purchase price to the assets and liabilities acquired.

(Amounts in thousands)
Land	$652,144
Building	1,219,968
Acquired above-market leases	33,205
Other assets	223,083
Acquired in-place leases	173,922
Assets acquired	2,302,322
Mortgage debt	812,380
Acquired below-market leases	223,764
Other liabilities	40,784
Liabilities acquired	1,076,928
Net assets acquired ($1.0 billion excluding net working capital acquired and closing costs)	$1,225,394

Our initial valuation of the assets and liabilities acquired (70% interest) is preliminary and subject to change within the one-year period from the date of closing, as additional valuation information becomes available.

The following table presents our pro forma condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006 as if the above transaction occurred on January 1, 2006. The unaudited pro forma information is not necessarily indicative of what our actual results would have been had the transaction been consummated on January 1, 2006, nor does it represent the results of operations for any future periods. In our opinion all adjustments necessary to reflect this transaction have been made.

	Pro forma
Condensed Consolidated Statements of Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2007	2006	2007	2006
Revenues	$856,481	$754,571	$1,685,076	$1,493,447
Income before allocation to limited partners	$173,612	$174,936	$351,607	$334,065
Minority limited partners’ interest in the Operating Partnership	(16,547)	(17,324)	(33,724)	(33,198)
Perpetual preferred unit distributions of the Operating Partnership	(4,819)	(5,374)	(9,637)	(10,347)
Net income	152,246	152,238	308,246	290,520
Preferred share dividends	(14,295)	(14,404)	(28,591)	(28,811)
Net income applicable to common shares	$137,951	$137,834	$279,655	$261,709
Net income per common share – basic	$0.91	$0.97	$1.84	$1.85
Net income per common share - diluted	$0.87	$0.92	$1.77	$1.76

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Acquisitions - continued

H Street Building Corporation (“H Street”)

In July 2005, we acquired H Street, which owns a 50% interest in real estate assets located in Pentagon City, Virginia and Washington, DC. On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets for approximately $383,000,000, consisting of $333,000,000 in cash and $50,000,000 of existing mortgages. These assets include twin office buildings located in Washington, DC, containing 577,000 square feet, and assets located in Pentagon City, Virginia comprised of 34 acres of land leased to three residential and retail operators, a 1,670 unit high-rise apartment complex and 10 acres of vacant land. In conjunction with this acquisition all existing litigation has been dismissed. Beginning on April 30, 2007, we consolidate the accounts of these entities into our consolidated financial statements and no longer account for them on the equity method.

Further, we have agreed to sell approximately 19.6 of the 34 acres of land to one of the existing ground lessees in two closings over a two-year period for approximately $220,000,000 in cash. The first closing was completed on May 11, 2007 for approximately $104,000,000. Our net gain on sale of $15,831,000 was deferred because the buyer’s cash down payment was not sufficient for gain recognition pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 66 – Accounting For Sales of Real Estate, and will be recognized upon receipt of the remaining sale proceeds in the fourth quarter of 2007. In April 2007, we received letters from the two remaining ground lessees claiming a right of first offer on the sale of the land, one of which has since retracted its letter and reserved its rights under the lease.

Our total purchase price for 100% of the assets we will own, after the anticipated proceeds from the land sale, is $409,000,000, consisting of $286,000,000 in cash and $123,000,000 of existing mortgages.

Toys “R” Us Stores

On May 31, 2007, we acquired four properties from Toys “R” Us (“Toys”) for $12,242,000 in cash, which completed our September 2006 agreement to acquire 43 stores that were closed as part of Toys’ January 2006 store closing program. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition. Our $1,045,000 share of Toys net gain on this transaction was recorded as an adjustment to the basis of our investment in Toys and was not recorded as income.

India Property Fund LP

In 2005 and 2006, we invested $94,200,000 in two joint ventures established to acquire, manage and develop real estate in India. On June 14, 2007, we committed to contribute $95,000,000 to a third venture, the India Property Fund, LP (the “Fund”), also established to acquire, manage and develop real estate in India. We satisfied $77,000,000 of our commitment by contributing our interest in one of the above mentioned joint ventures to the Fund. The Fund will seek to raise additional equity; as of June 30, 2007, we own 95% of the Fund and therefore consolidate the accounts of the Fund into our consolidated financial statements, pursuant to the requirements of FIN 46 (R) - Consolidation of Variable Interest Entities.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Acquisitions - continued

Shopping Center Portfolio Acquisition

On June 26, 2007, we entered into an agreement to acquire a 15 shopping center portfolio aggregating approximately 1.9 million square feet. The properties are located primarily in Northern New Jersey and Long Island, New York. The purchase price is approximately $351,000,000, consisting of approximately $120,000,000 of cash, $89,000,000 of newly issued Vornado Realty L.P. redeemable preferred and common units and $142,000,000 of existing debt. On June 28, 2007, we completed the acquisition of five of the shopping centers for $116,561,000, consisting of $94,179,000 in cash, $15,993,000 in Vornado Realty L.P. preferred units and $6,389,000 of Vornado Realty L.P. common units. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition. The closing of the remaining shopping centers is expected to occur in two additional tranches and be completed by the end of 2007, subject to customary closing conditions.

5.	Derivative Instruments and Related Marketable Securities

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

As of June 30, 2007, we own 858,000 common shares of McDonalds which we acquired in July 2005 for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on our consolidated balance sheets and are classified as “available for sale.” Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of our consolidated balance sheets and not recognized in income. At June 30, 2007, based on McDonalds’ closing stock price of $50.76 per share, $18,207,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income” on our consolidated balance sheet.

As of June 30, 2007, we own 13,696,000 McDonalds common shares (“option shares”) through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. The option shares have a weighted-average strike price of $32.70 per share, or an aggregate of $447,822,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement. Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares. The options provide us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate purchase price at an annual rate of LIBOR plus 45 basis points. Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income.

For the three and six months ended June 30, 2007, we recognized net gains of $71,390,000, and $74,613,000, respectively, representing the mark-to-market of the option shares to $50.76 per share, net of the expense resulting from the LIBOR charges. For the three and six months ended June 30, 2006, we recognized a net loss of $14,515,000 and $8,215,000, respectively, representing the mark-to-market of the option shares to $33.60 per share, net of the expense resulting from the LIBOR charges.

Our aggregate net gain from inception of this investment in 2005 through June 30, 2007 is $248,687,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of June 30, 2007, we own 32.8% of Toys. Below is a summary of Toys’ latest available financial information.

(Amounts in thousands)
Balance Sheet:	As of May 5, 2007	As of April 29, 2006
Total Assets	$11,265,800	$12,385,000
Total Liabilities	$10,155,700	$11,138,000
Total Equity	$1,110,100	$1,247,000

	For the Three Months Ended		For the Six Months Ended
Income Statement:	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Total Revenues	$2,581,000	$2,389,000	$8,260,000	$7,275,000
Net (Loss) Income	$(61,800)	$(34,000)	$111,100	$116,000

The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.8% share of Toys’ net income or loss on a one-quarter lag basis.

Alexander’s (NYSE: ALX)

As of June 30, 2007, we own 32.8% of the outstanding common stock of Alexander’s. We manage, lease and develop Alexander’s properties pursuant to agreements, which expire in March of each year and are automatically renewable. As of June 30, 2007, Alexander’s owed us $37,998,000 for fees under these agreements.

As of June 30, 2007, the market value of our investment in Alexander’s was $668,657,000, based on Alexander’s June 29, 2007 closing share price of $404.25.

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

As of June 30, 2007, we own 8,149,593 limited partnership units of Lexington MLP, or a 7.1% ownership interest. We record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Accordingly, our “equity in net income or loss from partially owned entities” for the three and six months ended June 30, 2007 includes our share of Lexington MLP’s net income for its first quarter ended March 31, 2007.

As of June 30, 2007, the market value of our investment in Lexington MLP was $169,512,000, based on Lexington’s June 29, 2007 closing share price of $20.80.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

GMH Communities L.P. (“GMH”)

As of June 30, 2007, we own 7,337,857 limited partnership units (which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), a real estate investment trust that conducts its business through GMH and of which it is the sole general partner, and 2,517,247 common shares of GCT (1,817,247 shares were received upon exercise of our warrants discussed below), or 13.5% of the limited partnership interest of GMH. We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements.

Our “equity in net income or loss from partially owned entities” for the three and six months ended June 30, 2006 did not include any income or loss related to GMH’s fourth quarter of 2005 or first quarter of 2006 because GMH had delayed the filing of its annual report on Form 10-K for the year ended December 31, 2005 until July 31, 2006 and had delayed its quarterly report on Form 10-Q for the quarter ended March 31, 2006 until September 15, 2006.

As of June 30, 2007, the market value of our investment in GMH and GCT was $95,496,000, based on GCT’s June 29, 2007 closing share price of $9.69.

Downtown Crossing Joint Venture

On January 26, 2007, a joint venture in which we have a 50% interest, acquired the Filene’s property located in the Downtown Crossing district of Boston, Massachusetts for approximately $100,000,000 in cash, of which our share was $50,000,000. The venture plans to redevelop the property to include over 1,200,000 square feet, consisting of office, retail, condominium apartments and a hotel. The project is subject to governmental approvals. Our investment in the joint venture is accounted for under the equity method.

`

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

The carrying amount of our investments in partially owned entities and income (loss) recognized from such investments are as follows:

Investments: (Amounts in thousands)	As of June 30, 2007	As of December 31, 2006
Toys	$353,384	$317,145
H Street non-consolidated subsidiaries (see page 11)	$35,968	$207,353
Lexington MLP, formerly Newkirk MLP	181,633	184,961
Partially Owned Office Buildings (1)	162,197	150,954
Alexander’s	99,613	82,114
GMH (see page 14)	99,769	103,302
India Real Estate Ventures	98,775	93,716
Beverly Connection Joint Venture	86,595	82,101
Other Equity Method Investments	387,329	231,168
	$1,151,879	$1,135,669

Our Share of Net Income (Loss): (Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Toys:	2007	2006	2007	2006
32.8% share of equity in net (loss) income	$(21,324)	$(11,169)	$35,490	$38,106
Interest and other income	1,295	3,285	3,142	6,770
	$(20,029)	$(7,884)	$38,632	$44,876
Alexander’s:
32.8% in 2007 and 33.0% in 2006 share of:
Equity in net income before net gain on sale of condominiums and stock appreciation rights compensation expense	$4,865	$4,453	$10,981	$8,596
Stock appreciation rights compensation income (expense)	1,222	4,836	5,916	(7,559)
Net gain on sale of condominiums	—	2,722	—	4,580
Equity in net income	6,087	12,011	16,897	5,617
Management and leasing fees	2,129	2,545	4,310	5,133
Development and guarantee fees	1,268	194	1,796	405
	$9,484	$14,750	$23,003	$11,155
H Street Non-Consolidated Subsidiaries:
50% share of equity in net income	$3,089 (2)	$4,311 (3)	$5,923	$4,311 (3)

Beverly Connection:
50% share of equity in net loss	(1,062)	(2,056)	(2,389)	(6,023)
Interest and fee income	2,330	3,405	4,607	6,337
	1,268	1,349	2,218	314
GMH:
13.5% in 2007 and 2006 share of equity in net income (loss)	31	—	(281)	—

Lexington MLP, formerly Newkirk MLP:
7.1% in 2007 and 15.8% in 2006 share of equity in net (loss) income	(242)	4,370	(242)	8,573

Other	4,447	4,605	10,080	7,488
	$8,593	$14,635	$17,698	$20,686

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

(2)

Represents our 50% share of equity in net income from January 1, 2007 through April 29, 2007. On April 30, 2007, we acquired the remaining 50% interest of these partially owned entities and began to consolidate the accounts into our consolidated financial statements and no longer account for this investment under the equity method on a one-quarter lag basis. For further details see footnote 4. Acquisitions.

(3)

Prior to the quarter ended June 30, 2006, two 50% owned entities that were contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their earnings. During the quarter ended June 30, 2006, we recognized equity in net income of $4,311 from these entities of which $2,731 was for the periods from July 20, 2005 (date of acquisition) to December 31, 2005 and $1,580 was for the quarter ended March 31, 2006.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

Below is a summary of the debt of partially owned entities as of June 30, 2007 and December 31, 2006, none of which is guaranteed by us.

	100% of Partially Owned Entities Debt
(Amounts in thousands)	June 30, 2007	December 31, 2006
Toys (32.8% interest):
$1.3 billion senior credit facility, due 2008, LIBOR plus 3.00% (8.32% at June 30, 2007)	$1,300,000	$1,300,000
$2.0 billion credit facility, due 2010, LIBOR plus 1.00% - 3.75%	—	836,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (9.67% at June 30, 2007)	800,000	800,000
Mortgage loan, due 2007, LIBOR plus 1.30% (6.62% at June 30, 2007)	800,000	800,000
Senior U.K. real estate facility, due 2013, with interest at 5.02%	708,000	676,000
7.625% bonds, due 2011 (Face value – $500,000)	479,000	477,000
7.875% senior notes, due 2013 (Face value – $400,000)	371,000	369,000
7.375% senior notes, due 2018 (Face value – $400,000)	330,000	328,000
$181 million unsecured loan facility, due 2013, LIBOR + 5.00% (10.32% at June 30, 2007)	180,000	—
Toys “R” Us - Japan short-term borrowings, 2006, tiered rates (weighted average rate of 0.84% at June 30, 2007)	211,000	285,000
8.750% debentures, due 2021 (Face value – $22,000)	21,000	193,000
4.51% Spanish real estate facility, due 2013	181,000	171,000
Toys “R” Us - Japan bank loans, due 2007-2014, 1.30% - 2.80%	139,000	156,000
6.81% Junior U.K. real estate facility, due 2013	127,000	118,000
4.51% French real estate facility, due 2013	87,000	83,000
Note at an effective cost of 2.23% due in semi-annual installments through 2008	31,000	50,000
$200 million asset sale facility, due 2008, LIBOR plus 3.00% - 4.00% (9.32% at June 30, 2007)	44,000	44,000
Multi-currency revolving credit facility, due 2010, LIBOR plus 1.50% - 2.00%	—	190,000
Other	41,000	39,000
	5,850,000	6,915,000
Alexander’s (32.8% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable without penalty)	388,487	393,233
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty)	320,000	320,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	205,306	207,130
Rego Park mortgage note payable, due in June 2009, with interest at 7.25% (prepayable without penalty after March 2009)	79,710	80,135
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,061,503	1,068,498
Lexington MLP (formerly Newkirk MLP) (7.1% interest in 2007 and 15.8% interest in 2006): Portion of first mortgages collateralized by the partnership’s real estate, due from 2007 to 2024, with a weighted average interest rate of 5.94% (various prepayment terms)	2,188,402	2,101,104

GMH (13.5% interest): Mortgage notes payable, collateralized by 71 properties, due from 2007 to 2024, with a weighted average interest rate of 5.56% (various prepayment terms)	1,238,637	957,788

H Street non-consolidated entities (9.78% interest): Mortgage notes payable, collateralized by 3 properties, due from 2007 to 2029, with a weighted average interest rate of 7.31% (various prepayment terms)	238,407	351,584

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

(Amounts in thousands)	100% of Partially Owned Entities Debt
Partially owned office buildings:	June 30, 2007	December 31, 2006
Kaempfer Properties (2.5% to 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2011 to 2031, with a weighted average interest rate of 6.61% at June 30, 2007 (various prepayment terms)	$144,980	$145,640
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	64,620	65,178
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	21,987	22,159
Rosslyn Plaza (46% interest) mortgage note payable, due in November 2007, with interest at 7.28% (prepayable without penalty)	57,038	57,396
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	29,000

Verde Realty Master Limited Partnership (7.45% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2025, with a weighted average interest rate of 5.68% at June 30, 2007 (various prepayment terms)	332,068	311,133

Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable with yield maintenance)	165,000	165,000

Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2015, with a weighted average interest rate of 5.58% (various prepayment terms)	215,436	201,556

San Jose, California Ground-up Development (45% interest) construction loan, due in March 2009, with a one-year extension option and interest at LIBOR plus 1.75% (7.13% at June 30, 2007)	57,099	50,659

Beverly Connection (50% interest) mortgage and mezzanine loans payable, due in February 2008 and July 2008, with a weighted average interest rate of 10.02%, $70,000 of which is due to Vornado (prepayable with yield maintenance)	170,000	170,000

TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2007 to 2022, with a weighted average interest rate of 10.40% at June 30, 2007 (various prepayment terms)	80,252	45,601

478-486 Broadway (50% interest) mortgage note payable, due October 2007, with interest at 8.53% (LIBOR plus 3.15%) (prepayable with yield maintenance)	20,000	20,000

Wells/Kinzie Garage (50% interest) mortgage note payable, due in June 2009, with interest at 7.03%	14,592	14,756

Orleans Hubbard Garage (50% interest) mortgage note payable, due in April 2009, with interest at 7.03%	9,153	9,257

Other	36,272	23,656

Based on our ownership interest in the partially-owned entities above, our pro rata share of the debt of these partially-owned entities was $2,989,235,000 and $3,323,007,000 as of June 30, 2007 and December 31, 2006, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Notes and Mortgage Loans Receivable

Blackstone/Equity Office Properties Loan

On March 29, 2007, we acquired a 9.4% interest in a $772,600,000 mezzanine loan for $72,400,000 in cash. During April and May of 2007, we were repaid the $72,400,000 outstanding balance of the mezzanine loan in multiple principal payments, together with accrued interest of $506,000, which was recognized as “interest and other investment income” in the three months ended June 30, 2007.

Fortress Loan

In 2006, we acquired bonds for $99,500,000 in cash, representing a 7% interest in two margin loans aggregating $1.430 billion. On March 30, 2007, we were repaid $35,348,000, together with accrued interest of $2,205,000 and a prepayment premium of $177,000, which was recognized as “interest and other investment income” in the three months ended March 31, 2007. On July 10, 2007, an additional $13,221,000 was repaid, together with accrued interest of $27,000. The remaining balance of our investment in the bonds of $50,931,000, is due in December 2007.

MPH Mezzanine Loans

On June 5, 2007, we acquired a 42% interest in two mezzanine loans totaling $158,700,000, for $66,403,000 in cash. The loans bear interest at LIBOR plus 5.32% (10.64% at June 30, 2007) and mature in February 2008. The loans are subordinate to $2.9 billion of other debt and are secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.	Identified Intangible Assets, Intangible Liabilities and Goodwill

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases), intangible liabilities (acquired below market leases) and goodwill as of June 30, 2007 and December 31, 2006.

(Amounts in thousands)	June 30, 2007	December 31, 2006

Identified intangible assets (included in other assets):
Gross amount	$773,593	$395,109
Accumulated amortization	(128,316)	(90,857)
Net	$645,277	$304,252
Goodwill (included in other assets):
Gross amount	$7,280	$7,280
Identified intangible liabilities (included in deferred credit):
Gross amount	$987,805	$370,638
Accumulated amortization	(110,152)	(62,829)
Net	$877,653	$307,809

Amortization of acquired below market leases, net of acquired above market leases (a component of rental income) was $20,317,000 and $34,322,000 for the three and six months ended June 30, 2007 and $3,672,000 and $8,471,000 for the three and six months ended June 30, 2006. The estimated annual amortization of acquired below market leases, net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2008	$89,323
2009	76,490
2010	69,327
2011	65,911
2012	50,061

The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2008	$61,752
2009	60,387
2010	58,286
2011	56,176
2012	50,952

We are a tenant under ground leases for certain properties acquired during 2006 and 2007. Amortization of these acquired below market leases net of acquired above market leases resulted in an increase to rent expense of $393,000 and $777,000 for the three and six months ended June 30, 2007. The estimated annual amortization of these below market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2008	$1,577
2009	1,577
2010	1,577
2011	1,577
2012	1,577

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt
(Amounts in thousands)		Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity	June 30, 2007	June 30, 2007	December 31, 2006
Fixed Interest:
NYC Office:
1290 Avenue of the Americas	09/12	5.97%	$458,237	$—
350 Park Avenue	01/12	5.48%	430,000	430,000
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	294,221	296,428
909 Third Avenue	04/15	5.64%	218,765	220,314
Eleven Penn Plaza	12/14	5.20%	211,970	213,651
866 UN Plaza (1)	N/A	N/A	—	45,467

Washington DC Office:
Skyline Place (2)	02/17	5.74%	678,000	155,358
Warner Building	05/16	6.26%	292,700	292,700
Crystal Gateway 1-4 and Crystal Square 5	07/12-07/19	6.75%-7.09%	205,562	207,389
Crystal Park 1-4 (3)	09/08-08/13	6.66%-7.08%	151,947	201,012
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	134,900	136,317
Bowen Building	06/16	6.14%	115,022	115,022
H Street (4)	06/29	4.88%	110,974	—
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	90,355	91,232
Courthouse Plaza 1 and 2	01/08	7.05%	73,594	74,413
Crystal Gateway N. and Arlington Plaza	11/07	6.77%	51,999	52,605
1750 Pennsylvania Avenue	06/12	7.26%	47,504	47,803
Crystal Malls 1-4	12/11	6.91%	39,193	42,675

Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	459,589	463,135
Springfield Mall (including present value of purchase option of $70,133)	04/13	5.45%	260,495	262,391
Green Acres Mall	02/08	6.75%	138,874	140,391
Montehiedra Town Center	06/16	6.04%	120,000	120,000
Broadway Mall	06/13	5.30%	98,104	99,154
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	62,671	63,403
Other Retail Properties	05/09-10/18	4.00%-7.40%	87,335	50,450

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex	08/16	6.34%	221,329	220,000
Boston Design Center	09/15	5.02%	72,000	72,000
Washington Design Center	11/11	6.95%	46,005	46,328

Temperature Controlled Logistics:
Cross collateralized mortgages payable on 50 properties	02/11-12/16	5.48%	1,055,746	1,055,712

Other:
555 California Street	08/11	5.83%	689,023	—
Industrial Warehouses	10/11	6.95%	46,837	47,179
Total Fixed Interest Notes and Mortgages Payable		5.93%	8,357,505	6,657,083

_______________________
See notes on page 23.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt - continued

(Amounts in thousands)			Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity	Spread over LIBOR	June 30, 2007	June 30, 2007	December 31, 2006
Variable Interest:
New York Office:
100 West 33rd Street	02/09	L+55	5.87%	$232,000	$—
866 UN Plaza (1)	05/09	L+40	5.78%	44,978	—

Washington, DC Office:
Commerce Executive III, IV and V	07/07	L+70	6.02%	50,272	50,523
1925 K Street (5)	N/A	N/A	N/A	—	19,422

Other:
220 Central Park South	11/08	L+235-L+245	7.69%	122,990	122,990
India Property Fund $82.5 million secured revolving credit facility	03/08	Prime	8.25%	80,000	—
Other	07/07-04/10	Various	7.50%	44,739	36,866
Total Variable Interest Notes and Mortgages Payable			6.78%	574,979	229,801
Total Notes and Mortgages Payable			5.98%	$8,932,484	$6,886,884

Convertible Senior Debentures:
Due 2027 (6)	04/12 (8)		2.85%	$1,373,478	$—
Due 2026	11/11 (8)		3.63%	982,109	980,083
Total Convertible Senior Debentures			3.17%	$2,355,587	$980,083

Senior Unsecured Notes:
Senior unsecured notes due 2009	08/09		4.50%	$249,174	$248,984
Senior unsecured notes due 2010	12/10		4.75%	199,341	199,246
Senior unsecured notes due 2011	02/11		5.60%	249,832	249,808
Senior unsecured notes due 2007 at fair value (7)	N/A	N/A	N/A	—	498,562
Total senior unsecured notes			4.96%	$698,347	$1,196,600

Exchangeable Senior Debentures due 2025	04/12 (8)		3.88%	$492,044	$491,231

$1 billion unsecured revolving credit facility ($46,949 reserved for outstanding letters of credit)	06/10	L+30	5.64%	$94,000	$—

AmeriCold $30 million secured revolving credit facility ($18,444 reserved for outstanding letters of credit)	10/08	L+175	N/A	$—	$—

_______________________

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt - continued

Notes to preceding tabular information:

($ in thousands, except per share amounts)

(1)

On May 14, 2007, we completed a $44,978 financing of our 866 UN Plaza property. This interest only loan bears interest at LIBOR plus 0.40% and matures in May 2009. The net proceeds were used to repay the existing loan and closing costs.

(2)

On January 26, 2007, we completed a $678,000 financing of our Skyline Complex in Fairfax Virginia, consisting of eight office buildings containing 2,560,000 square feet. The loan bears interest only at 5.74% and matures in February 2017. We retained net proceeds of approximately $515,000 after repaying existing loans and closing costs, including $5,771 for prepayment penalties and defeasance costs which is included in “interest and debt expense” in the six months ended June 30, 2007.

(3)	On March 30, 2007, we repaid the $47,011 balance of the Crystal Park 2 mortgage.

(4)	See Note 6. Investments in Partially Owned Entities for details.

(5)	On March 1, 2007, we repaid the $19,394 balance of the 1925 K Street mortgage.

(6)

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

(7)	On May 11, 2007, we redeemed our $500,000 5.625% senior unsecured notes at the face amount plus accrued interest.

(8)	Represents the earliest date the bond holders can require us to repurchase the debentures.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.	Fee and Other Income

The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Tenant cleaning fees	$10,527	$7,511	$20,370	$15,653
Management and leasing fees	2,804	2,534	10,003	5,182
Lease termination fees	1,294	5,907	4,735	10,389
Other income	10,225	5,637	18,805	12,022
	$24,850	$21,589	$53,913	$43,246

Fee and other income above include management fee income from Interstate Properties, a related party, of $205,000 and $194,000 in the three months ended June 30, 2007 and 2006, respectively and $410,000 and $382,000 in the six months ended June 30, 2007 and 2006, respectively. The above table excludes fee income from partially owned entities, which is included in income from partially owned entities (see Note 6 – Investments in Partially-Owned Entities).

11.	Discontinued Operations

The following table sets forth the assets and liabilities related to discontinued operations at June 30, 2007 and December 31, 2006. Assets related to discontinued operations consist primarily of the net book value of real estate. Liabilities related to discontinued operations consist primarily of below market lease intangibles and deferred tax liabilities established at acquisition.

(Amounts in thousands)	Assets related to Discontinued Operations as of		Liabilities related to Discontinued Operations as of
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
H Street – land subject to ground leases	$223,000	$23,696	$42,533	$15,161
Vineland, New Jersey	908	908	—	—
Total	$223,908	$24,604	$42,533	$15,161

The following table sets forth the combined results of operations related to discontinued operations for the three and six months ended June 30, 2007 and 2006.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$—	$266	$20	$2,393
Expenses	40	1,113	91	2,665
Net loss	(40)	(847)	(71)	(272)
Net gain on sale of 1919 South Eads Street	—	17,609	—	17,609
Net gain on sale of 424 Sixth Avenue	—	—	—	9,218
Net gain on sale of 33 North Dearborn Street	—	—	—	4,835
Net gain on disposition of other real estate	—	—	—	2,107
(Loss) income from discontinued operations, net of minority interest	$(40)	$16,762	$(71)	$33,497

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.	Income Per Share

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

(Amounts in thousands, except per share amounts)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006

Numerator:
Income from continuing operations, net of minority interest in the Operating Partnership	$165,960	$146,407	$332,922	$278,884
(Loss) income from discontinued operations, net of minority interest	(40)	16,762	(71)	33,497
Net income	165,920	163,169	332,851	312,381
Preferred share dividends	(14,295)	(14,404)	(28,591)	(28,811)
Numerator for basic income per share – net income applicable to common shares	151,625	148,765	304,260	283,570
Impact of assumed conversions:
Interest on 3.875% exchangeable senior debentures	5,203	5,094	10,512	10,188
Convertible preferred share dividends	69	179	143	370
Numerator for diluted income per share – net income applicable to common shares	$156,897	$154,038	$314,915	$294,128

Denominator:
Denominator for basic income per share – weighted average shares	151,794	141,418	151,612	141,275
Effect of dilutive securities (1):
Employee stock options and restricted share awards	6,770	7,640	6,916	7,529
3.875% exchangeable senior debentures	5,559	5,531	5,559	5,531
Convertible preferred shares	118	304	122	315
Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	164,241	154,893	164,209	154,650

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$1.00	$0.93	$2.01	$1.77
Income from discontinued operations, net of minority interest	—	0.12	—	0.24
Net income per common share	$1.00	$1.05	$2.01	$2.01

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$0.96	$0.88	$1.92	$1.68
Income from discontinued operations, net of minority interest	—	0.11	—	0.22
Net income per common share	$0.96	$0.99	$1.92	$1.90

__________________

(1)

The effect of dilutive securities above excludes anti-dilutive weighted average common share equivalents. Substantially all of the anti-dilutive common share equivalents represent Class A common units of the Operating Partnership owned by minority partners. The three and six months ended June 30, 2007, exclude 16,511,521 and 16,600,981 weighted average common share equivalents, respectively. The three and six months ended June 30, 2006, exclude 16,443,457 and 16,551,507 weighted average common share equivalents, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.	Comprehensive Income
(Amounts in thousands)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$165,920	$163,169	$332,851	$312,381
Other comprehensive loss	(31,720)	(53,446)	(24,959)	(38,260)
Comprehensive income	$134,200	$109,723	$307,892	$274,121

Substantially all of other comprehensive loss for the three and six months ended June 30, 2007 and 2006 relates to the mark-to-market of marketable equity securities classified as available-for-sale.

14.	Stock-based Compensation

Our Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance shares and limited partnership units to certain of our employees and officers.

We account for stock-based compensation in accordance with SFAS No. 123: Accounting for Stock-Based Compensation, as amended by SFAS No. 148: Accounting for Stock-Based Compensation - Transition and Disclosure and as revised by SFAS No. 123R: Share-Based Payment (“SFAS No. 123R”). We adopted SFAS No. 123R, using the modified prospective application, on January 1, 2006. Stock based compensation expense for the three and six months ended June 30, 2007 and 2006 consists of stock option awards, restricted common share and Operating Partnership unit awards and our 2006 Out-Performance Plan awards.

During the three months ended June 30, 2007 and 2006, we recognized $6,461,000 and $2,873,000 of stock-based compensation expense, respectively and in the six months ended June 30, 2007 and 2006 we recognized $12,620,000 and $4,236,000 of stock-based compensation expense, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.	Commitments and Contingencies

At June 30, 2007, our $1 billion revolving credit facility, which expires in June 2010, had a $94,000,000 outstanding balance and $46,949,000 reserved for outstanding letters of credit. This facility contains financial covenants, which require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB. At June 30, 2007, AmeriCold’s $30,000,000 revolving credit facility had a zero outstanding balance and $18,444,000 reserved for outstanding letters of credit. This facility requires AmeriCold to maintain, on a trailing four-quarter basis, a minimum of $30,000,000 of free cash flow, as defined. Both of these facilities contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

We have made acquisitions and investments in partially owned entities for which we are committed to fund additional capital aggregating $171,655,000. Of this amount, $95,000,000 relates to our equity commitment to the India Property Fund, LP, and $23,500,000 relates to capital expenditures to be funded over the next five years at the Springfield Mall, in which we have a 97.5% interest.

On November 10, 2005, we committed to fund the junior portion of up to $30,530,000 of a $173,000,000 construction loan to an entity developing a mixed-use building complex in Boston, Massachusetts, at the north end of the Boston Harbor. We earn current-pay interest at 30-day LIBOR plus 11%. The loan matures in November 2008, with a one-year extension option. As of June 30, 2007, we have funded $8,952,000 of this commitment.

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

We enter into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in our name by various money center banks. We have the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. We had $138,540,000 and $219,990,000 of cash invested in these agreements at June 30, 2007 and December 31, 2006, respectively.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that cannot be quantified.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.	Commitments and Contingencies - continued

Litigation

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

1290 Avenue of the Americas and 555 California Street

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and 555 California Street. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump.

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

In connection with the acquisition, we have agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit would not be material to our consolidated financial statements.

There are various other legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flow.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.	Retirement Plans

The following table sets forth the components of net periodic benefit costs:

(Amounts in thousands)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$231	$75	$347	$243
Interest cost	2,100	1,254	3,297	2,460
Expected return on plan assets	(2,889)	(1,474)	(4,483)	(2,948)
Amortization of net loss	73	108	140	181
Net periodic benefit cost	$(485)	$(37)	$(699)	$(64)

Employer Contributions

We made contributions of $982,000 and $4,272,000 to the plans during the six months ended June 30, 2007 and 2006, respectively. We anticipate additional contributions of $1,482,000 to the plans during the remainder of 2007.

17.	Costs of Acquisition Not Consummated

In the first quarter of 2007, we wrote-off $8,807,000 of costs associated with the Equity Office Properties Trust acquisition not consummated.

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

Effective as of April 19, 2007, we entered into a new employment agreement with Mitchell Schear, the President of our Washington, DC Office Division. This agreement, which replaced his prior agreement, was approved by the Compensation Committee of our Board of Trustees and provides for a term of five years and is automatically renewable for one-year terms thereafter. The agreement also provides for a minimum salary of $1,000,000 per year and bonuses and other customary benefits. Pursuant to the terms of the agreement, on April 19, 2007, the Compensation Committee granted an option to Mr. Schear to acquire 200,000 of our common shares at an exercise price of $119.94 per share. These options vest ratably over three years beginning in 2010 and accelerate on a change of control or if we terminate his employment without cause or by him for breach by us. The agreement also provides that if we terminate Mr. Schear’s employment without cause or by him for breach by us, he will receive a lump-sum payment equal to one time salary and bonus, up to a maximum of $2,000,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2007 and 2006.

(Amounts in thousands)	For the Three Months Ended June 30, 2007
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$442,793	$152,850	$113,054	$80,070	$60,701	$—	$—	$36,118
Straight-line rents:
Contractual rent increases	11,156	4,526	2,915	2,911	619	—	—	185
Amortization of free rent	10,497	5,726	3,760	239	560	—	—	212
Amortization of acquired below- market leases, net	20,317	10,387	1,150	7,608	90	—	—	1,082
Total rentals	484,763	173,489	120,879	90,828	61,970	—	—	37,597
Temperature Controlled Logistics	206,474	—	—	—	—	206,474	—	—
Tenant expense reimbursements	77,370	29,642	10,772	28,887	5,526	—	—	2,543
Fee and other income:
Tenant cleaning fees	10,527	13,062	—	—	—	—	—	(2,535)
Management and leasing fees	2,804	974	1,972	580	(19)	—	—	(703)
Lease termination fees	1,294	100	130	902	162	—	—	—
Other	10,225	4,242	3,911	301	2,441	—	—	(670)
Total revenues	793,457	221,509	137,664	121,498	70,080	206,474	—	36,232
Operating expenses	392,757	93,287	44,961	41,688	33,279	163,768	—	15,774
Depreciation and amortization	132,457	36,744	29,219	22,109	11,391	20,412	—	12,582
General and administrative	59,555	5,502	6,034	6,329	6,983	9,757	—	24,950
Total expenses	584,769	135,533	80,214	70,126	51,653	193,937	—	53,306
Operating income (loss)	208,688	85,976	57,450	51,372	18,427	12,537	—	(17,074)
Income applicable to Alexander’s	9,484	190	—	164	—	—	—	9,130
Loss applicable to Toys “R” Us	(20,029)	—	—	—	—	—	(20,029)	—
Income from partially owned entities	8,593	1,111	3,743	2,093	448	398	—	800
Interest and other investment income	120,513	469	742	117	93	820	—	118,272
Interest and debt expense	(156,179)	(32,113)	(30,149)	(19,775)	(13,048)	(16,257)	—	(44,837)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	15,778	—	—	—	—	—	—	15,778
Minority interest of partially owned entities	4,349	(569)	—	11	—	3,003	—	1,904
Income (loss) before income taxes	191,197	55,064	31,786	33,982	5,920	501	(20,029)	83,973
Provision for income taxes	(3,566)	—	(1,825)	(182)	(241)	(1,058)	—	(260)
Income (loss) from continuing operations	187,631	55,064	29,961	33,800	5,679	(557)	(20,029)	83,713
(Loss) income from discontinued operations, net	(40)	—	—	(44)	—	—	—	4
Income (loss) before allocation to minority limited partners	187,591	55,064	29,961	33,756	5,679	(557)	(20,029)	83,717
Minority limited partners’ interest in the Operating Partnership	(16,852)	—	—	—	—	—	—	(16,852)
Perpetual preferred unit distributions of the Operating Partnership	(4,819)	—	—	—	—	—	—	(4,819)
Net income (loss)	165,920	55,064	29,961	33,756	5,679	(557)	(20,029)	62,046
Interest and debt expense (1)	202,843	31,831	32,095	22,478	13,264	7,735	40,984	54,456
Depreciation and amortization(1)	165,990	36,600	32,831	22,912	11,525	9,740	33,303	19,079
Income tax (benefit) expense (1)	(8,071)	1,100	3,789	182	241	504	(14,934)	1,047
EBITDA	$526,682	$124,595	$98,676	$79,328	$30,709	$17,422	$39,324	$136,628

Other segment EBITDA includes a $72,074 net gain on mark-to-market of derivative instruments, a $15,778 net gain on sale of marketable equity securities and $1,677 of expense for our share of India Property Fund LP organization costs.

_______________________

See notes on page 34.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information – continued
(Amounts in thousands)	For the Three Months Ended June 30, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$372,192	$120,115	$103,010	$64,541	$61,885	$—	$—	$22,641
Straight-line rents:
Contractual rent increases	7,991	1,994	2,320	2,101	1,597	—	—	(21)
Amortization of free rent	9,621	1,927	6,089	1,263	342	—	—	—
Amortization of acquired below- market leases, net	3,672	(11)	946	2,338	(93)	—	—	492
Total rentals	393,476	124,025	112,365	70,243	63,731	—	—	23,112
Temperature Controlled Logistics	187,047	—	—	—	—	187,047	—	—
Tenant expense reimbursements	60,920	23,805	6,511	25,059	4,915	—	—	630
Fee and other income:
Tenant cleaning fees	7,511	9,819	—	—	—	—	—	(2,308)
Management and leasing fees	2,534	258	1,885	360	31	—	—	—
Lease termination fees	5,907	5,388	5	—	514	—	—	—
Other	5,637	2,296	1,920	80	1,341	—	—	—
Total revenues	663,032	165,591	122,686	95,742	70,532	187,047	—	21,434
Operating expenses	319,851	72,046	36,494	31,688	22,514	145,896	—	11,213
Depreciation and amortization	98,880	22,917	29,902	12,407	11,104	17,921	—	4,629
General and administrative	51,715	4,140	7,846	5,294	7,045	9,606	—	17,784
Total expenses	470,446	99,103	74,242	49,389	40,663	173,423	—	33,626
Operating income (loss)	192,586	66,488	48,444	46,353	29,869	13,624	—	(12,192)
Income applicable to Alexander’s	14,750	186	—	178	—	—	—	14,386
Loss applicable to Toys “R” Us	(7,884)	—	—	—	—	—	(7,884)	—
Income from partially owned entities	14,635	1,166	5,058	2,188	445	369	—	5,409
Interest and other investment income	16,623	180	378	353	66	1,364	—	14,282
Interest and debt expense	(120,822)	(20,848)	(26,187)	(24,131)	(3,542)	(18,452)	—	(27,662)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	56,947	—	—	—	—	—	—	56,947
Minority interest of partially owned entities	3,118	—	—	29	1	2,847	—	241
Income (loss) before income taxes	169,953	47,172	27,693	24,970	26,839	(248)	(7,884)	51,411
Provision for income taxes	(848)	—	(602)	—	(78)	(168)	—	—
Income (loss) from continuing operations	169,105	47,172	27,091	24,970	26,761	(416)	(7,884)	51,411
Income (loss) from discontinued operations, net	16,762	—	16,807	(42)	(3)	—	—	—
Income (loss) before allocation to minority limited partners	185,867	47,172	43,898	24,928	26,758	(416)	(7,884)	51,411
Minority limited partners’ interest in the Operating Partnership	(17,324)	—	—	—	—	—	—	(17,324)
Perpetual preferred unit distributions of the Operating Partnership	(5,374)	—	—	—	—	—	—	(5,374)
Net income (loss)	163,169	47,172	43,898	24,928	26,758	(416)	(7,884)	28,713
Interest and debt expense (1)	171,778	21,523	30,315	27,118	3,762	8,779	44,348	35,933
Depreciation and amortization(1)	133,377	23,850	34,724	13,320	11,245	8,553	32,522	9,163
Income tax (benefit) expense (1)	(28,642)	—	3,620	—	78	81	(32,522)	101
EBITDA	$439,682	$92,545	$112,557	$65,366	$41,843	$16,997	$36,464	$73,910

Washington, DC office segment EBITDA includes net gains on sale of real estate of $17,609. In addition, the Other Segment EBITDA includes a $55,438 net gain on sale of marketable equity securities and $10,410 net loss on mark-to-market of derivative instruments.

________________________

See notes on page 34.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information – continued
(Amounts in thousands)	For the Six Months Ended June 30, 2007
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$843,680	$290,498	$216,233	$157,791	$124,809	$—	$—	$54,349
Straight-line rents:
Contractual rent increases	18,681	7,879	3,394	5,808	1,273	—	—	327
Amortization of free rent	23,447	13,185	8,609	511	930	—	—	212
Amortization of acquired below- market leases, net	34,322	17,679	2,123	12,847	120	—	—	1,553
Total rentals	920,130	329,241	230,359	176,957	127,132	—	—	56,441
Temperature Controlled Logistics	406,567	—	—	—	—	406,567	—	—
Tenant expense reimbursements	149,903	58,350	19,705	57,584	10,809	—	—	3,455
Fee and other income:
Tenant cleaning fees	20,370	25,148	—	—	—	—	—	(4,778)
Management and leasing fees	10,003	1,829	8,533	924	3	—	—	(1,286)
Lease termination fees	4,735	1,898	225	2,407	205	—	—	—
Other	18,805	8,023	6,738	655	4,003	—	—	(614)
Total revenues	1,530,513	424,489	265,560	238,527	142,152	406,567	—	53,218
Operating expenses	763,701	181,539	83,720	82,205	66,325	321,296	—	28,616
Depreciation and amortization	241,263	66,549	54,567	39,392	23,067	39,835	—	17,853
General and administrative	112,439	9,448	14,362	13,331	14,485	22,217	—	38,596
Costs of acquisition not consummated	8,807	—	—	—	—	—	—	8,807
Total expenses	1,126,210	257,536	152,649	134,928	103,877	383,348	—	93,872
Operating income (loss)	404,303	166,953	112,911	103,599	38,275	23,219	—	(40,654)
Income applicable to Alexander’s	23,003	378	—	373	—	—	—	22,252
Income applicable to Toys “R” Us	38,632	—	—	—	—	—	38,632	—
Income from partially owned entities	17,698	2,398	7,435	3,388	787	808	—	2,882
Interest and other investment income	174,992	1,142	1,059	192	188	1,791	—	170,620
Interest and debt expense	(303,192)	(61,581)	(64,464)	(39,783)	(25,895)	(32,779)	—	(78,690)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	16,687	—	—	—	—	—	—	16,687
Minority interest of partially owned entities	8,232	(569)	—	58	—	6,536	—	2,207
Income (loss) before income taxes	380,355	108,721	56,941	67,827	13,355	(425)	38,632	95,304
Provision for income taxes	(3,767)	—	(1,584)	(182)	(571)	(1,170)	—	(260)
Income (loss) from continuing operations	376,588	108,721	55,357	67,645	12,784	(1,595)	38,632	95,044
(Loss) income from discontinued operations, net	(71)	—	—	(78)	—	—	—	7
Income (loss) before allocation to minority limited partners	376,517	108,721	55,357	67,567	12,784	(1,595)	38,632	95,051
Minority limited partners’ interest in the Operating Partnership	(34,029)	—	—	—	—	—	—	(34,029)
Perpetual preferred unit distributions of the Operating Partnership	(9,637)	—	—	—	—	—	—	(9,637)
Net income (loss)	332,851	108,721	55,357	67,567	12,784	(1,595)	38,632	51,385
Interest and debt expense (1)	401,614	61,969	68,003	45,275	26,328	15,596	87,618	96,825
Depreciation and amortization(1)	329,141	67,342	61,090	41,198	23,347	19,008	88,699	28,457
Income tax expense (1)	47,513	1,100	5,404	182	571	557	38,463	1,236
EBITDA	$1,111,119	$239,132	$189,854	$154,222	$63,030	$33,566	$253,412	$177,903

Other segment EBITDA includes an $81,451 net gain on mark-to-market of derivative instruments, a $16,687 net gain on sale of marketable equity securities, $8,807 of expense for costs of an acquisition not consummated and $1,677 of expense for our share of India Property Fund LP organization costs.

_______________________

See notes on page 34.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information – continued
(Amounts in thousands)	For the Six Months Ended June 30, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$722,926	$239,817	$202,873	$125,525	$115,845	$—	$—	$38,866
Straight-line rents:
Contractual rent increases	13,251	2,154	3,869	4,085	3,192	—	—	(49)
Amortization of free rent	16,931	3,794	9,623	2,621	893	—	—	—
Amortization of acquired below- market leases, net	8,471	(22)	2,130	4,547	22	—	—	1,794
Total rentals	761,579	245,743	218,495	136,778	119,952	—	—	40,611
Temperature Controlled Logistics	382,897	—	—	—	—	382,897	—	—
Tenant expense reimbursements	122,647	48,352	14,356	48,610	9,869	—	—	1,460
Fee and other income:
Tenant cleaning fees	15,653	19,830	—	—	—	—	—	(4,177)
Management and leasing fees	5,182	488	3,930	720	44	—	—	—
Lease termination fees	10,389	9,159	66	371	793	—	—	—
Other	12,022	4,846	3,045	951	3,179	—	—	1
Total revenues	1,310,369	328,418	239,892	187,430	133,837	382,897	—	37,895
Operating expenses	651,766	146,133	71,505	60,164	50,919	300,228	—	22,817
Depreciation and amortization	189,185	45,678	55,014	22,814	22,199	34,990	—	8,490
General and administrative	96,447	8,013	15,763	10,217	13,025	19,008	—	30,421
Total expenses	937,398	199,824	142,282	93,195	86,143	354,226	—	61,728
Operating income (loss)	372,971	128,594	97,610	94,235	47,694	28,671	—	(23,833)
Income applicable to Alexander’s	11,155	399	—	358	—	—	—	10,398
Income applicable to Toys “R” Us	44,876	—	—	—	—	—	44,876	—
Income from partially owned entities	20,686	1,810	5,724	2,230	779	764	—	9,379
Interest and other investment income	39,098	368	693	473	126	1,996	—	35,442
Interest and debt expense	(224,716)	(41,122)	(49,037)	(43,792)	(7,069)	(32,714)	—	(50,982)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	57,495	—	—	—	—	—	—	57,495
Minority interest of partially owned entities	2,844	—	—	29	4	2,379	—	432
Income before income taxes	324,409	90,049	54,990	53,533	41,534	1,096	44,876	38,331
Provision for income taxes	(1,980)	—	(835)	—	(119)	(1,026)	—	—
Income from continuing operations	322,429	90,049	54,155	53,533	41,415	70	44,876	38,331
Income from discontinued operations, net	33,497	—	16,356	9,298	5,736	2,107	—	—
Income before allocation to minority limited partners	355,926	90,049	70,511	62,831	47,151	2,177	44,876	38,331
Minority limited partners’ interest in the Operating Partnership	(33,198)	—	—	—	—	—	—	(33,198)
Perpetual preferred unit distributions of the Operating Partnership	(10,347)	—	—	—	—	—	—	(10,347)
Net income (loss)	312,381	90,049	70,511	62,831	47,151	2,177	44,876	(5,214)
Interest and debt expense (1)	342,239	42,434	54,399	49,456	7,511	15,565	105,449	67,425
Depreciation and amortization(1)	258,808	47,214	61,385	26,566	22,481	16,701	66,686	17,775
Income tax (benefit) expense (1)	(2,904)	—	3,853	—	119	489	(7,556)	191
EBITDA	$910,524	$179,697	$190,148	$138,853	$77,262	$34,932	$209,455	$80,177

EBITDA includes net gains on sale of real estate of $33,769, of which $17,609 is included in the Washington, DC segment $9,218 is included in the Retail segment, $4,835 is included in the Merchandise Mart segment and $2,107 is included in the Temperature Controlled Logistics segment. In addition, the Other Segment EBITDA includes a $55,438 net gain on sale of marketable equity securities and a $5,974 net loss on mark-to-market of derivative instruments.

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Alexander’s	$17,166	$21,970	$37,499	$25,506
Hotel Pennsylvania	11,177	7,872	14,781	10,559
555 California Street	6,349	—	6,349	—
Lexington MLP	5,984	8,467	5,984	16,737
GMH	4,177	—	8,345	—
Industrial warehouses	823	1,509	2,196	3,021
Other investments	1,841	3,789	5,752	6,403
	47,517	43,607	80,906	62,226
Investment income and other	131,772	69,490	182,834	89,497
Corporate general and administrative expenses	(20,990)	(16,489)	(33,364)	(28,001)
Minority limited partners’ interest in the Operating Partnership	(16,852)	(17,324)	(34,029)	(33,198)
Perpetual preferred unit distributions of the Operating Partnership	(4,819)	(5,374)	(9,637)	(10,347)
Costs of acquisition not consummated	—	—	(8,807)	—
	$136,628	$73,910	$177,903	$80,177

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust as of June 30, 2007, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006 and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 11 that were applied to reclassify the December 31, 2006 consolidated balance sheet of Vornado Realty Trust (not presented herein) for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted balance sheet as of December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

July 31, 2007

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and six months ended June 30, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2007.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value. We measure our success in meeting this objective by our total return to shareholders. Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending June 30, 2007:

	Total Return (1)
	Vornado	RMS
One-year	16.4%	12.1%
Three-years	116.8%	78.2%
Five-years	203.8%	134.0%
Ten-years	413.0%	240.0%

_________________________

(1)	Past performance is not necessarily indicative of how we will perform in the future.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•	Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation;
•	Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•	Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
•	Investing in fully-integrated operating companies that have a significant real estate component;
•	Developing and redeveloping our existing properties to increase returns and maximize value; and
•	Providing specialty financing to real estate related companies.

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

Overview (continued)

Quarter Ended June 30, 2007 Financial Results Summary

Net income applicable to common shares for the quarter ended June 30, 2007 was $151,625,000, or $0.96 per diluted share, versus $148,765,000, or $0.99 per diluted share, for the quarter ended June 30, 2006. Net income for the quarters ended June 30, 2007 and 2006 includes certain items that affect comparability which are listed in the table on page 40. Net income for the quarter ended June 30, 2006 also includes $17,609,000 for our share of the net gain on sale of 1919 South Eads Street. The aggregate of these items, net of minority interest, increased net income applicable to common shares for the quarter ended June 30, 2007 by $63,589,000, or $0.39 per diluted share and increased net income for the quarter ended June 30, 2006 by $55,828,000, or $0.36 per diluted share.

Funds from operations applicable to common shares plus assumed conversions (“FFO”) for the quarter ended June 30, 2007 was $281,741,000, or $1.72 per diluted share, compared to $230,430,000, or $1.49 per diluted share, for the prior year’s quarter. FFO for the quarters ended June 30, 2007 and 2006 includes certain items that affect comparability which are listed in the table on page 40. The aggregate of these items, net of minority interest, increased FFO for the quarter ended June 30, 2007 by $63,141,000, or $0.39 per diluted share and increased FFO for the quarter ended June 30, 2006 by $39,908,000, or $0.26 per diluted share.

Net income per diluted share and FFO per diluted share for the quarter ended June 30, 2007 were negatively impacted by an increase in weighted average common shares outstanding over the prior year’s quarter of 9,348,000.

We did not recognize income on certain assets with an aggregate carrying amount of approximately $986,000,000 during the quarter ended June 30, 2007, because they were out of service for redevelopment. Assets under development include all or portions of the Bergen Town Center, 2101 L Street, Crystal Mall Two, Crystal Plaza Two, 1925 K Street, 220 Central Park South, 40 East 66th Street, and investments in joint ventures including our Beverly Connection and Wasserman ventures.

The percentage increase (decrease) in the same-store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended June 30, 2007 over the quarter ended June 30, 2006 and the trailing quarter ended December 31, 2006 are summarized below.

Quarter Ended:	Office					Temperature
	New York	Washington, DC	Retail		Merchandise Mart	Controlled Logistics
June 30, 2007 vs. June 30, 2006	9.0%	5.0%	2.0%	(1)	(2.5%)	(0.7%)
June 30, 2007 vs. March 31, 2007	2.5%	3.7%	2.5%		2.5%	(1.4%)

_____________________

(1)

The same store increase would be 4.6% exclusive of the effect of tenants vacating 47,550 square feet of New York City retail space in December 2006, at an average rent of $61.00 per square foot. As of June 30, 2007, 10,600 of this square feet has been re-leased at an initial rent of $204.00 per square foot.

Calculations of same-store EBITDA, reconciliations of net income to EBITDA and FFO and the reasons we consider these financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview (continued)

Six Months Ended June 30, 2007 Financial Results Summary

Net income applicable to common shares for the six months ended June 30, 2007 was $304,260,000, or $1.92 per diluted share, versus $283,570,000, or $1.90 per diluted share, for the six months ended June 30, 2006. Net income for the six months ended June 30, 2007 and 2006 includes certain items that affect comparability which are listed in the table on the following page. Net income for the six months ended June 30, 2006 also includes $33,769,000 for our share of net gains on sale of real estate. The aggregate of these items, net of minority interest, increased net income applicable to common shares for the six months ended June 30, 2007 by $61,299,000, or $0.37 per diluted share and increased net income for the six months ended June 30, 2006 by $62,547,000, or $0.40 per diluted share.

Funds from operations applicable to common shares plus assumed conversions (“FFO”) for the six months ended June 30, 2007 was $551,906,000, or $3.36 per diluted share, compared to $442,346,000, or $2.86 per diluted share, for the prior year’s six months. FFO for the six months ended June 30, 2007 and 2006 include certain items that affect comparability which are listed in the table on the following page. The aggregate of these items, net of minority interest, increased FFO for the six months ended June 30, 2007 by $60,851,000, or $0.37 per diluted share and increased FFO for the six months ended June 30, 2006 by $33,040,000, or $0.21 per diluted share.

Net income per diluted share and FFO per diluted share for the six months ended June 30, 2007 were negatively impacted by an increase in weighted average common shares outstanding over the prior year’s six months of 9,559,000.

The percentage increase (decrease) in the same-store EBITDA of our operating segments for the six months ended June 30, 2007 over the six months ended June 30, 2006 is summarized below.

Six months Ended:	Office					Temperature
	New York	Washington, DC	Retail		Merchandise Mart	Controlled Logistics
June 30, 2007 vs. June 30, 2006	9.3%	5.6%	1.8%	(1)	(2.8%)	(0.7%)

_____________________

(1)

The same store increase would be 4.2% exclusive of the effect of tenants vacating 47,550 square feet of New York City retail space in December 2006, at an average rent of $61.00 per square foot. As of June 30, 2007, 10,600 of this square feet has been re-leased at an initial rent of $204.00 per square foot.

Overview (continued)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Items that affect comparability (income)/expense:
Derivatives:
McDonalds common shares	$(71,390)	$14,515	$(74,613)	$8,215
Sears Holdings common shares	—	—	—	(18,611)
GMH warrants	—	(4,105)	—	16,370
Other	(684)	—	(6,841)	—
Alexander’s:
Stock appreciation rights	(1,222)	(4,836)	(5,916)	7,559
Net gain on sale of 731 Lexington Avenue condominiums	—	(2,722)	—	(4,580)
Other:
India Property Fund LP – organization costs	1,677	—	1,677	—
Costs of acquisition not consummated	—	—	8,807	—
Prepayment penalties and write-off of unamortized financing costs	—	4,933	5,861	4,933
H Street litigation costs	—	2,093	1,891	3,561
Net gain on sale of Sears Canada common shares	—	(55,438)	—	(55,438)
Other, net	2,131	1,415	2,131	1,415
	(69,488)	(44,145)	(67,003)	(36,576)
Minority limited partners’ share of above adjustments	6,347	4,237	6,152	3,536
Total items that affect comparability	$(63,141)	$(39,908)	$(60,851)	$(33,040)

Overview (continued)

2007 Acquisitions and Significant Investments

100 West 33rd Street, New York City (the “Manhattan Mall”)

On January 10, 2007, we acquired the Manhattan Mall for approximately $689,000,000 in cash. This mixed-use property is located on the entire Sixth Avenue block-front between 32nd and 33rd Streets in Manhattan and contains approximately 1,000,000 square feet, including 812,000 square feet of office space and 164,000 square feet of retail space. Included as part of the transaction are 250,000 square feet of additional air rights. The property is adjacent to our 1,400,000 square foot Hotel Pennsylvania. At closing, we completed a $232,000,000 financing secured by the property, which bears interest at LIBOR plus 0.55% (5.87% at June 30, 2007) and matures in two years with three one-year extension options. The operations of the office component of the property are included in the New York Office segment and the operations of the retail component are included in the Retail segment. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

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

1290 Avenue of the Americas and 555 California Street

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas, a 2,000,000 square foot Manhattan office building, located on the block-front between 51st and 52nd Street on Avenue of the Americas, and the 3-building 555 California Street complex (“555 California Street”) containing 1,800,000 square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district. The purchase price for our 70% interest in the real estate was approximately $1.8 billion, consisting of $1.0 billion of cash and $797,000,000 of existing debt. Our share of the debt is comprised of $308,000,000 secured by 1290 Avenue of the Americas and $489,000,000 secured by 555 California Street. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

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

In connection with the acquisition, we agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit would not be material to our consolidated financial statements.

Overview (continued)

1290 Avenue of the Americas and 555 California Street - continued

The following summarizes our allocation of the purchase price to the assets and liabilities acquired.

(Amounts in thousands)
Land	$652,144
Building	1,219,968
Acquired above-market leases	33,205
Other assets	223,083
Acquired in-place leases	173,922
Assets acquired	2,302,322
Mortgage debt	812,380
Acquired below-market leases	223,764
Other liabilities	40,784
Liabilities acquired	1,076,928
Net assets acquired ($1.0 billion excluding net working capital acquired and closing costs)	$1,225,394

Our initial valuation of the assets and liabilities acquired (70% interest) is preliminary and subject to change within the one-year period from the date of closing, as additional valuation information becomes available.

The following table presents our pro forma condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006 as if the above transaction occurred on January 1, 2006. The unaudited pro forma information is not necessarily indicative of what our actual results would have been had the transaction been consummated on January 1, 2006, nor does it represent the results of operations for any future periods. In our opinion all adjustments necessary to reflect this transaction have been made.

	Pro forma
Condensed Consolidated Statements of Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2007	2006	2007	2006
Revenues	$856,481	$754,571	$1,685,076	$1,493,447
Income before allocation to limited partners	$173,612	$174,936	$351,607	$334,065
Minority limited partners’ interest in the Operating Partnership	(16,547)	(17,324)	(33,724)	(33,198)
Perpetual preferred unit distributions of the Operating Partnership	(4,819)	(5,374)	(9,637)	(10,347)
Net income	152,246	152,238	308,246	290,520
Preferred share dividends	(14,295)	(14,404)	(28,591)	(28,811)
Net income applicable to common shares	$137,951	$137,834	$279,655	$261,709
Net income per common share – basic	$0.91	$0.97	$1.84	$1.85
Net income per common share - diluted	$0.87	$0.92	$1.77	$1.76

Overview (continued)

H Street Building Corporation (“H Street”)

In July 2005, we acquired H Street, which owns a 50% interest in real estate assets located in Pentagon City, Virginia and Washington, DC. On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets for approximately $383,000,000, consisting of $333,000,000 in cash and $50,000,000 of existing mortgages. These assets include twin office buildings located in Washington, DC, containing 577,000 square feet, and assets located in Pentagon City, Virginia comprised of 34 acres of land leased to three residential and retail operators, a 1,670 unit high-rise apartment complex and 10 acres of vacant land. In conjunction with this acquisition all existing litigation has been dismissed. Beginning on April 30, 2007, we consolidate the accounts of these entities into our consolidated financial statements and no longer account for them on the equity method.

Further, we have agreed to sell approximately 19.6 of the 34 acres of land to one of the existing ground lessees in two closings over a two-year period for approximately $220,000,000 in cash. The first closing was completed on May 11, 2007 for approximately $104,000,000. Our net gain on sale of $15,831,000 was deferred because the buyer’s cash down payment was not sufficient for gain recognition pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 66 – Accounting For Sales of Real Estate, and will be recognized upon receipt of the remaining sale proceeds in the fourth quarter of 2007. In April 2007, we received letters from the two remaining ground lessees claiming a right of first offer on the sale of the land, one of which has since retracted its letter and reserved its rights under the lease. Discussions with both lessees are on-going.

Our total purchase price for 100% of the assets we will own, after the anticipated proceeds from the land sale, is $409,000,000, consisting of $286,000,000 in cash and $123,000,000 of existing mortgages.

Toys “R” Us Stores

On May 31, 2007, we acquired four properties from Toys “R” Us (“Toys”) for $12,242,000 in cash, which completed our September 2006 agreement to acquire 43 stores that were closed as part of Toys’ January 2006 store closing program. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition. Our $1,045,000 share of Toys net gain on this transaction was recorded as an adjustment to the basis of our investment in Toys and was not recorded as income.

India Property Fund LP

In 2005 and 2006, we invested $94,200,000 in two joint ventures established to acquire, manage and develop real estate in India. On June 14, 2007, we committed to contribute $95,000,000 to a third venture, the India Property Fund, LP (the “Fund”), also established to acquire, manage and develop real estate in India. We satisfied $77,000,000 of our commitment by contributing our interest in one of the above mentioned joint ventures to the Fund. The Fund will seek to raise additional equity; as of June 30, 2007, we own 95% of the Fund and therefore consolidate the accounts of the Fund into our consolidated financial statements, pursuant to the requirements of FIN 46 (R) - Consolidation of Variable Interest Entities.

Overview (continued)

Shopping Center Portfolio Acquisition

On June 26, 2007, we entered into an agreement to acquire a 15 shopping center portfolio aggregating approximately 1.9 million square feet. The properties are located primarily in Northern New Jersey and Long Island, New York. The purchase price is approximately $351,000,000, consisting of approximately $120,000,000 of cash, $89,000,000 of newly issued Vornado Realty L.P. redeemable preferred and common units and $142,000,000 of existing debt. On June 28, 2007, we completed the acquisition of five of the shopping centers for $116,561,000, consisting of $94,179,000 in cash, $15,993,000 in Vornado Realty L.P. preferred units and $6,389,000 of Vornado Realty L.P. common units. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition. The closing of the remaining shopping centers is expected to occur in two additional tranches and be completed by the end of 2007, subject to customary closing conditions.

2007 Mezzanine Loan Activity:

Blackstone/Equity Office Properties Loan

On March 29, 2007, we acquired a 9.4% interest in a $772,600,000 mezzanine loan for $72,400,000 in cash. During April and May of 2007, we were repaid the $72,400,000 outstanding balance of the mezzanine loan in multiple principal payments, together with accrued interest of $506,000, which was recognized as “interest and other investment income” in the three months ended June 30, 2007.

Fortress Loan

In 2006, we acquired bonds for $99,500,000 in cash, representing a 7% interest in two margin loans aggregating $1.430 billion. On March 30, 2007, we were repaid $35,348,000, together with accrued interest of $2,205,000 and a prepayment premium of $177,000, which was recognized as “interest and other investment income” in the three months ended March 31, 2007. On July 10, 2007, an additional $13,221,000 was repaid, together with accrued interest of $27,000. The remaining balance of our investment in the bonds of $50,931,000, is due in December 2007.

MPH Mezzanine Loans

On June 5, 2007, we acquired a 42% interest in two mezzanine loans totaling $158,700,000, for $66,403,000 in cash. The loans bear interest at LIBOR plus 5.32% (10.64% at June 30, 2007) and mature in February 2008. The loans are subordinate to $2.9 billion of other debt and are secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56.

Other Investments:

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

Overview (continued)

Downtown Crossing Joint Venture

On January 26, 2007, a joint venture in which we have a 50% interest, acquired the Filene’s property located in the Downtown Crossing district of Boston, Massachusetts for approximately $100,000,000 in cash, of which our share was $50,000,000. The venture plans to redevelop the property to include over 1,200,000 square feet, consisting of office, retail, condominium apartments and a hotel. The project is subject to governmental approvals. Our investment in the joint venture is accounted for under the equity method.

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

As of June 30, 2007, we own 858,000 common shares of McDonalds which we acquired in July 2005 for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on our consolidated balance sheets and are classified as “available for sale.” Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of our consolidated balance sheets and not recognized in income. At June 30, 2007, based on McDonalds’ closing stock price of $50.76 per share, $18,207,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income” on our consolidated balance sheet.

As of June 30, 2007, we own 13,696,000 McDonalds common shares (“option shares”) through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. The option shares have a weighted-average strike price of $32.70 per share, or an aggregate of $447,822,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement. Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares. The options provide us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate purchase price at an annual rate of LIBOR plus 45 basis points. Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income.

For the three and six months ended June 30, 2007, we recognized net gains of $71,390,000, and $74,613,000, respectively, representing the mark-to-market of the option shares to $50.76 per share, net of the expense resulting from the LIBOR charges. For the three and six months ended June 30, 2006, we recognized a net loss of $14,515,000 and $8,215,000, respectively, representing the mark-to-market of the option shares to $33.60 per share, net of the expense resulting from the LIBOR charges.

Our aggregate net gain from inception of this investment in 2005 through June 30, 2007 is $248,687,000.

Overview (continued)

2007 Financings:

On January 26, 2007, we completed a $678,000,000 financing of our Skyline Complex in Fairfax Virginia, consisting of eight office buildings containing 2,560,000 square feet. This loan bears interest only at 5.74% and matures in February 2017. We retained net proceeds of approximately $515,000,000 after repaying existing loans and closing costs, including $5,771,000 for prepayment penalties and defeasance costs which is included in “interest and debt expense” in the quarter ended June 30, 2007.

On May 11, 2007, we redeemed our $500,000,000 5.625% senior unsecured notes at the face amount plus accrued interest.

On May 14, 2007, we completed a $45,000,000 financing of our 866 UN Plaza property. The loan bears interest at LIBOR plus 0.40% and matures in May 2009. The net proceeds were used to repay the existing loan and closing costs.

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

On July 25, 2007, the FASB authorized a FASB Staff Position (the “proposed FSP”) that, if issued,would affect the accounting for our convertible and exchangeable senior debentures. If issued in the form expected, the proposed FSP would require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007, require retroactive application and  result in approximately $47,000,000 ($42,000,000 net of minority interest) of additional interest expense per annum.

Overview (continued)

The following table sets forth certain information for the properties we own directly or indirectly, including leasing activity. Tenant improvements and leasing commissions are presented below based on square feet leased during the period and on a per annum basis based on the weighted average term of the leases.

(Square feet and cubic feet in thousands)	Office					Merchandise Mart			Temperature
As of June 30, 2007:	New York		Washington, DC	Retail		Office		Showroom	Controlled Logistics
Square feet/ cubic feet	15,962		17,900	21,053		2,756		6,330	18,940/	497,700
Number of properties	28		84	175		9		9	91
Occupancy rate	97.8%		93.2%	93.4%		96.3%		91.3%	70.4%
Leasing Activity:
Quarter Ended June 30, 2007:
Square feet	202		767	239		138		268
Initial rent (1)	$75.10		$33.37	$30.24		$23.18		$26.27
Weighted average lease terms (years)	6.4		5.4	9.7		13.0		5.0
Rent per square foot – relet space:
Square feet	154		647	69		138		259
Initial Rent (1)	$81.53		$33.29	$35.30		$23.18		$26.29
Prior escalated rent	$48.77		$31.83	$29.06		$25.61		$25.28
Percentage increase (decrease):
Cash basis	67.2%	(2)	4.6%	21.5%		(9.5%	)	4.0%
GAAP basis	63.8%	(2)	4.8%	27.2%		20.0%		15.9%
Rent per square foot – vacant space:
Square feet	48		120	170		—		9
Initial rent (1)	$54.47		$33.82	$28.16		$—		$25.83
Tenant improvements and leasing commissions:
Per square foot	$40.06		$10.73	$11.24		$67.97		$10.91
Per square foot per annum	$6.23		$1.99	$1.15		$5.23		$2.18
Percentage of initial rent	8.3%		6.0%	3.8%		22.6%		8.3%

Six Months Ended June 30, 2007:
Square feet	447		1,421	462		144		591
Initial rent (1)	$66.91		$35.62	$35.02		$23.77		$25.44
Weighted average lease terms (years)	7.0		6.2	8.9		12.8		4.8
Rent per square foot – relet space:
Square feet	390		1,058	189		144		581
Initial Rent (1)	$68.98		$33.68	$46.78		$23.77		$25.44
Prior escalated rent	$46.84		$32.59	$28.19		$25.88		$24.97
Percentage increase (decrease):
Cash basis	47.3%		3.3%	65.9%	(2)	(8.1%	)	1.9%
GAAP basis	55.1%		4.0%	41.6%	(2)	20.2%		13.0%
Rent per square foot – vacant space:
Square feet	57		364	273		—		9
Initial rent (1)	$52.75		$41.25	$26.67		$—		$25.83
Tenant improvements and leasing commissions:
Per square foot	$40.95		$12.38	$11.68		$66.00		$7.54
Per square foot per annum	$5.85		$2.00	$1.32		$5.16		$1.57
Percentage of initial rent	8.7%		5.6%	3.8%		21.7%		6.2%

Retail space contained in office buildings of the New York Office segment:
Square feet/cubic feet	9
Initial Rent	$103
Percentage increase over prior escalated rent for relet space	110.6%

The information above does not include 555 California Street, in which we acquired a 70% interest on May 24, 2007, because its operations are included in the “Other” for segment reporting purposes. 555 California Street, located in San Francisco’s financial district, aggregates 1.8 million square feet and is 94.6% occupied as of June 30, 2007.

_________________________

See notes on following page.

Overview (continued)

(Square feet and cubic feet in thousands)	Office			Merchandise Mart		Temperature
	New York	Washington, DC	Retail	Office	Showroom	Controlled Logistics
As of March 31, 2007:
Square feet/ cubic feet	14,553	17,032	20,158	2,731	6,366	18,940/	497,700
Number of properties	27	81	163	9	9	91
Occupancy rate	97.9%	92.0%	93.5%	96.5%	92.4%	73.0%

As of December 31, 2006:
Square feet/ cubic feet	13,692	17,017	19,264	2,714	6,370	18,941	/497,800
Number of properties	25	81	158	9	9	91
Occupancy rate	97.5%	92.2%	92.7%	97.4%	93.6%	77.4%

As of June 30, 2006:
Square feet/ cubic feet	13,122	17,649	17,558	2,701	6,366	17,417	/442,200
Number of properties	24	85	119	9	9	85
Occupancy rate	96.5%	92.2%	95.1%	97.4%	91.9%	73.7%

_______________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2)

Because generally accepted accounting principles require tenant leases to be marked to fair value when they are acquired, the cash basis increase is greater than the GAAP basis rent increase when the acquired space is relet.

Reconciliation of Net Income and EBITDA – Three Months Ended June 30, 2007 and 2006

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2007 and 2006.

(Amounts in thousands)	For the Three Months Ended June 30, 2007
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$442,793	$152,850	$113,054	$80,070	$60,701	$—	$—	$36,118
Straight-line rents:
Contractual rent increases	11,156	4,526	2,915	2,911	619	—	—	185
Amortization of free rent	10,497	5,726	3,760	239	560	—	—	212
Amortization of acquired below- market leases, net	20,317	10,387	1,150	7,608	90	—	—	1,082
Total rentals	484,763	173,489	120,879	90,828	61,970	—	—	37,597
Temperature Controlled Logistics	206,474	—	—	—	—	206,474	—	—
Tenant expense reimbursements	77,370	29,642	10,772	28,887	5,526	—	—	2,543
Fee and other income:
Tenant cleaning fees	10,527	13,062	—	—	—	—	—	(2,535)
Management and leasing fees	2,804	974	1,972	580	(19)	—	—	(703)
Lease termination fees	1,294	100	130	902	162	—	—	—
Other	10,225	4,242	3,911	301	2,441	—	—	(670)
Total revenues	793,457	221,509	137,664	121,498	70,080	206,474	—	36,232
Operating expenses	392,757	93,287	44,961	41,688	33,279	163,768	—	15,774
Depreciation and amortization	132,457	36,744	29,219	22,109	11,391	20,412	—	12,582
General and administrative	59,555	5,502	6,034	6,329	6,983	9,757	—	24,950
Costs of acquisition not consummated	—	—	—	—	—	—	—	—
Total expenses	584,769	135,533	80,214	70,126	51,653	193,937	—	53,306
Operating income (loss)	208,688	85,976	57,450	51,372	18,427	12,537	—	(17,074)
Income applicable to Alexander’s	9,484	190	—	164	—	—	—	9,130
Loss applicable to Toys “R” Us	(20,029)	—	—	—	—	—	(20,029)	—
Income from partially owned entities	8,593	1,111	3,743	2,093	448	398	—	800
Interest and other investment income	120,513	469	742	117	93	820	—	118,272
Interest and debt expense	(156,179)	(32,113)	(30,149)	(19,775)	(13,048)	(16,257)	—	(44,837)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	15,778	—	—	—	—	—	—	15,778
Minority interest of partially owned entities	4,349	(569)	—	11	—	3,003	—	1,904
Income (loss) before income taxes	191,197	55,064	31,786	33,982	5,920	501	(20,029)	83,973
Provision for income taxes	(3,566)	—	(1,825)	(182)	(241)	(1,058)	—	(260)
Income (loss) from continuing operations	187,631	55,064	29,961	33,800	5,679	(557)	(20,029)	83,713
(Loss) income from discontinued operations, net	(40)	—	—	(44)	—	—	—	4
Income (loss) before allocation to minority limited partners	187,591	55,064	29,961	33,756	5,679	(557)	(20,029)	83,717
Minority limited partners’ interest in the Operating Partnership	(16,852)	—	—	—	—	—	—	(16,852)
Perpetual preferred unit distributions of the Operating Partnership	(4,819)	—	—	—	—	—	—	(4,819)
Net income (loss)	165,920	55,064	29,961	33,756	5,679	(557)	(20,029)	62,046
Interest and debt expense (1)	202,843	31,831	32,095	22,478	13,264	7,735	40,984	54,456
Depreciation and amortization(1)	165,990	36,600	32,831	22,912	11,525	9,740	33,303	19,079
Income tax expense (1)	(8,071)	1,100	3,789	182	241	504	(14,934)	1,047
EBITDA	$526,682	$124,595	$98,676	$79,328	$30,709	$17,422	$39,324	$136,628

Other segment EBITDA includes a $72,074 net gain on mark-to-market of derivative instruments, a $15,778 net gain on sale of marketable equity securities and $1,677 of expense for our share of India Property Fund LP organization costs.

___________________

See notes on page 51.

Reconciliation of Net Income and EBITDA – Three Months Ended June 30, 2007 and 2006 (continued)

(Amounts in thousands)	For the Three Months Ended June 30, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$372,192	$120,115	$103,010	$64,541	$61,885	$—	$—	$22,641
Straight-line rents:
Contractual rent increases	7,991	1,994	2,320	2,101	1,597	—	—	(21)
Amortization of free rent	9,621	1,927	6,089	1,263	342	—	—	—
Amortization of acquired below- market leases, net	3,672	(11)	946	2,338	(93)	—	—	492
Total rentals	393,476	124,025	112,365	70,243	63,731	—	—	23,112
Temperature Controlled Logistics	187,047	—	—	—	—	187,047	—	—
Tenant expense reimbursements	60,920	23,805	6,511	25,059	4,915	—	—	630
Fee and other income:
Tenant cleaning fees	7,511	9,819	—	—	—	—	—	(2,308)
Management and leasing fees	2,534	258	1,885	360	31	—	—	—
Lease termination fees	5,907	5,388	5	—	514	—	—	—
Other	5,637	2,296	1,920	80	1,341	—	—	—
Total revenues	663,032	165,591	122,686	95,742	70,532	187,047	—	21,434
Operating expenses	319,851	72,046	36,494	31,688	22,514	145,896	—	11,213
Depreciation and amortization	98,880	22,917	29,902	12,407	11,104	17,921	—	4,629
General and administrative	51,715	4,140	7,846	5,294	7,045	9,606	—	17,784
Total expenses	470,446	99,103	74,242	49,389	40,663	173,423	—	33,626
Operating income (loss)	192,586	66,488	48,444	46,353	29,869	13,624	—	(12,192)
Income applicable to Alexander’s	14,750	186	—	178	—	—	—	14,386
Loss applicable to Toys “R” Us	(7,884)	—	—	—	—	—	(7,884)	—
Income from partially owned entities	14,635	1,166	5,058	2,188	445	369	—	5,409
Interest and other investment income	16,623	180	378	353	66	1,364	—	14,282
Interest and debt expense	(120,822)	(20,848)	(26,187)	(24,131)	(3,542)	(18,452)	—	(27,662)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	56,947	—	—	—	—	—	—	56,947
Minority interest of partially owned entities	3,118	—	—	29	1	2,847	—	241
Income (loss) before income taxes	169,953	47,172	27,693	24,970	26,839	(248)	(7,884)	51,411
Provision for income taxes	(848)	—	(602)	—	(78)	(168)	—	—
Income (loss) from continuing operations	169,105	47,172	27,091	24,970	26,761	(416)	(7,884)	51,411
Income (loss) from discontinued operations, net	16,762	—	16,807	(42)	(3)	—	—	—
Income (loss) before allocation to minority limited partners	185,867	47,172	43,898	24,928	26,758	(416)	(7,884)	51,411
Minority limited partners’ interest in the Operating Partnership	(17,324)	—	—	—	—	—	—	(17,324)
Perpetual preferred unit distributions of the Operating Partnership	(5,374)	—	—	—	—	—	—	(5,374)
Net income (loss)	163,169	47,172	43,898	24,928	26,758	(416)	(7,884)	28,713
Interest and debt expense (1)	171,778	21,523	30,315	27,118	3,762	8,779	44,348	35,933
Depreciation and amortization(1)	133,377	23,850	34,724	13,320	11,245	8,553	32,522	9,163
Income tax (benefit) expense (1)	(28,642)	—	3,620	—	78	81	(32,522)	101
EBITDA	$439,682	$92,545	$112,557	$65,366	$41,843	$16,997	$36,464	$73,910

Washington, DC office EBITDA includes a net gain on sale of real estate of $17,609. In addition, the Other segment EBITDA includes a $55,438 net gain on sale of marketable equity securities and a $10,410 net loss on mark-to-market of derivative instruments.

______________________________

See notes on following page.

Reconciliation of Net Income and EBITDA – Three Months Ended June 30, 2007 and 2006 (continued)

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended June 30,
	2007	2006
Alexander’s (see page 55)	$17,166	$21,970
Hotel Pennsylvania	11,177	7,872
555 California Street	6,349	—
Lexington MLP, formerly Newkirk MLP (see page 44)	5,984	8,467
GMH	4,177	— (1)
Industrial warehouses	823	1,509
Other investments	1,841	3,789
	47,517	43,607
Investment income and other	131,772	69,490
Corporate general and administrative expenses	(20,990)	(16,489)
Minority limited partners’ interest in the Operating Partnership	(16,852)	(17,324)
Perpetual preferred unit distributions of the Operating Partnership	(4,819)	(5,374)
	$136,628	$73,910

___________________________

(1)	Does not include any income or loss as GMH had delayed the filing of its Form 10-Q until after we filed our Form 10-Q for the quarter ended June 30, 2006. See page 55 for further details.

Results of Operations – Three Months Ended June 30, 2007 and 2006

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $793,457,000 for the three months ended June 30, 2007, compared to $663,032,000 for the prior year’s three months, an increase of $130,425,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office						Temperature
Property rentals:	Total	New York		Washington, DC	Retail	Merchandise Mart		Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
Manhattan Mall	$13,094	$8,833		$—	$4,261	$—		$—		$—
555 California Street	10,519	—		—	—	—		—		10,519
1290 Avenue of the Americas	10,403	10,403		—	—	—		—		—
H Street – (consolidated from May 1, 2007, vs. equity method prior)	9,685	—		9,685	—	—		—		—
350 Park Avenue	8,065	8,065		—	—	—		—		—
Former Toys “R” Us stores	5,386	—		—	5,386	—		—		—
Bruckner Plaza	1,854	—		—	1,854	—		—		—
1540 Broadway	1,700	193		—	1,507	—		—		—
Other	7,192	—		(10)	2,180	5,059		—		(37)
Development/Redevelopment:
2101 L Street – taken out of service	(2,208)	—		(2,208)	—	—		—		—
Crystal Mall 2 – taken out of service	(2,054)	—		(2,054)	—	—		—		—
Bergen Town Center – partially taken out of service	(187)	—		—	(187)	—		—		—
Springfield Mall – partially taken out of service	(294)	—		—	(294)	—		—		—
Other	(142)	—		(17)	(125)	—		—		—
Amortization of acquired below market leases, net	16,645	10,398		204	5,270	183		—		590
Operations:
Hotel Pennsylvania	3,944	—		—	—	—		—		3,944 (1)
Trade shows	(6,599)	—		—	—	(6,599	) (2)	—		—
Leasing activity (see page 47)	14,284	11,572		2,914	733	(404)		—		(531)
Total increase (decrease) in property rentals	91,287	49,464		8,514	20,585	(1,761)		—		14,485

Temperature Controlled Logistics:
Increase due to acquisitions (ConAgra warehouses)	6,936	—		—	—	—		6,936		—
Increase due to operations	12,491	—		—	—	—		12,491	(3)	—
Total increase	19,427	—		—	—	—		19,427		—
Tenant expense reimbursements:
Increase due to:
Acquisitions/development	8,906	4,890		644	1,997	—		—		1,375
Operations	7,544	947		3,617	1,831	611		—		538
Total increase in tenant expense reimbursements	16,450	5,837		4,261	3,828	611		—		1,913
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(4,613)	(5,288	)(4)	125	902	(352)		—		—
Management and leasing fees	270	716		87	220	(50)		—		(703)
BMS Cleaning fees	3,016	3,243		—	—	—		—		(227)
Other	4,588	1,946		1,991	221	1,100		—		(670)
Total increase (decrease) in fee and other income	3,261	617		2,203	1,343	698		—		(1,600)
Total increase (decrease) in revenues	$130,425	$55,918		$14,978	$25,756	$(452)		$19,427		$14,798

______________________________

See Notes on the following page.

Results of Operations – Three Months Ended June 30, 2007 and 2006 (continued)

Notes to the preceding tabular information:

(1)	Revenue per available room (“REVPAR”) was $139.21 for the three months ended June 30, 2007 compared to $114.61 for the prior year’s quarter.

(2)	The prior year’s three months includes $7,264 for two trade shows which were held in the first quarter of 2007.

(3)

Primarily from (i) a $9,213 increase in transportation operations resulting from new transportation business in connection with the acquisition of the ConAgra warehouses in the fourth quarter of 2006, and (ii) a $3,031 increase in managed warehouse operations (resulting in a $112 increase in EBITDA) as a result of a new management contract beginning in March 2007. See page 54 for a discussion of AmeriCold’s gross margin.

(4)	Primarily due to lease termination fee income received from MONY Life Insurance Company in connection with the termination of their 289,000 square foot lease at 1740 Broadway in 2006.

Results of Operations – Three Months Ended June 30, 2007 and 2006 (continued)

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $584,769,000 for the three months ended June 30, 2007, compared to $470,446,000 for the prior year’s three months, an increase of $114,323,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office					Temperature
Operating:	Total	New York	Washington, DC	Retail	Merchandise Mart		Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
Manhattan Mall	$6,149	$3,594	$—	$2,555	$—		$—		$—
1290 Avenue of the Americas	5,247	5,247	—	—	—		—		—
H Street – (consolidated from May 1, 2007 vs. equity method prior)	5,022	—	5,022	—	—		—		—
350 Park Avenue	4,201	4,201	—	—	—		—		—
Former Toys stores	3,805	—	—	3,805	—		—		—
555 California Street	3,771	—	—	—	—		—		3,771
1540 Broadway	1,103	311	—	792	—		—		—
Bruckner Plaza	860	—	—	860	—		—		—
Other	16,151	—	(132)	1,163	7,914		7,240		(34)
Development/Redevelopment:
Springfield Mall – partially taken out of service	(1,021)	—	—	(1,021)	—		—		—
2101 L Street – taken out of service	(1,073)	—	(1,073)	—	—		—		—
Crystal Mall 2 – taken out of service	(414)	—	(414)	—	—		—		—
Bergen Town Center – partially taken out of service	(775)	—	—	(775)	—		—		—
Other	(2,535)	—	(6)	(77)	—		(2,452)		—
Hotel activity	986	—	—	—	—		—		986
Trade shows activity	(2,473)	—	—	—	(2,473	)(1)	—		—
Operations	33,902	7,888	5,070	2,698	5,324		13,084	(2)	(162)
Total increase in operating expenses	72,906	21,241	8,467	10,000	10,765		17,872		4,561
Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development	25,165	10,724	1,052	8,009	—		1,589		3,791
Operations (due to additions to buildings and improvements)	8,412	3,103	(1,735)	1,693	287		902		4,162
Total increase (decrease) in depreciation and amortization	33,577	13,827	(683)	9,702	287		2,491		7,953
General and administrative:
Increase (decrease) due to:
Acquisitions/Development and Other	6,223	977	329	715	—		2,452		1,750	(3)
Operations	1,617	385	(2,141)	320	(62)		(2,301	)(4)	5,416	(5)
Total increase (decrease) in general and administrative	7,840	1,362	(1,812)	1,035	(62)		151		7,166
Total increase in expenses	$114,323	$36,430	$5,972	$20,737	$10,990		$20,514		$19,680

__________________________

(1)	The prior year’s three months includes $2,295 for two trade shows which were held in the first quarter of 2007.

(2)

AmeriCold’s gross margin from comparable warehouses was $37,565 or 33.7%, for the quarter ended June 30, 2007, compared to $37,841 or 33.5% for the quarter ended June 30, 2006, a decrease of $276. Gross margin from transportation management services, managed warehouses and other non-warehouse activities was $4,660 for the quarter ended June 30, 2007, compared to $4,560 for the quarter ended June 30, 2006, and increase of $100.

(3)	Primarily from India Property Fund organization costs in the current quarter.

(4)	Primarily from a higher bonus accrual in the prior year’s quarter.

(5)

Primarily from a $3,170 increase in amortization of stock-based compensation, including $1,493 from the 2006 Out-Performance Plan and $500 of expense from an adjustment to outstanding stock option awards for special dividends paid.

Results of Operations – Three Months Ended June 30, 2007 and 2006 (continued)

Income Applicable to Alexander’s

Our 32.8% share of Alexander’s net income (comprised of equity in net income or loss, management, leasing, development and commitment fees) was $9,484,000 for the three months ended June 30, 2007, compared to $14,750,000 for the prior year’s three months, a decrease of $5,266,000. This decrease was primarily due to $1,222,000 for our share of income in the current quarter for the reversal of accrued stock appreciation rights compensation expense as compared to $4,836,000 of income in the prior year’s quarter, $2,722,000 for our share of Alexander’s net gain on sale of 731 Lexington Avenue condominiums in the prior year’s quarter, partially offset by an increase of $1,074,000 in development fees in the current quarter.

Loss Applicable to Toys

Our 32.8% share of Toys’ financial results (comprised of our share of Toys’ net loss, interest income on loans receivable, and management fees) for the three months ended June 30, 2007 and June 30, 2006 are for Toys fiscal quarters ended May 5, 2007 and April 29, 2006, respectively. In the three months ended June 30, 2007, our loss applicable to Toys was $20,029,000, or $34,963,000 before our share of Toys’ income tax benefit, as compared to $7,884,000, or $40,405,000 before our share of Toys’ income tax benefit in the prior year’s three months. The decrease in our loss applicable to Toys’ before income tax benefit of $5,442,000 results primarily from (i) an increase in Toys’ net sales due to improvements in comparable store sales across all divisions and benefits in foreign currency translation (comparable store sales increases were 5.1% for Toys “R” Us – U.S., 3.9% for Toys “R” Us – International, and 2.8% for Babies “R” Us), (ii) a charge in the prior year’s quarter for the write off of deferred financing costs resulting from the prepayment of debt, partially offset by, (iii) an increase in selling, general and administrative expenses as a result of higher store support center expenses, payroll expenses and advertising expenses, which as a percentage of net sales were 30.7% and 30.8% for the quarters ended May 5, 2007 and April 29, 2006, respectively.

Results of Operations – Three Months Ended June 30, 2007 and 2006 (continued)

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the three months ended June 30, 2007 and 2006.

Equity in Net Income (Loss):	For The Three Months Ended June 30,
(Amounts in thousands)	2007		2006
H Street non-consolidated subsidiaries:
50% share of equity in net income (1)	$3,089		$4,311	(2)

Beverly Connection:
50% share of equity in net loss	(1,062)		(2,056)
Interest and fee income	2,330		3,405
	1,268		1,349
GMH Communities L.P:
13.5% in 2007 and 11.3% in 2006 share of equity in net income (3)	31		—	(3)

Lexington MLP, formerly Newkirk MLP:
7.1% in 2007 and 15.8% in 2006 share of equity in net (loss) income (4)	(242	) (5)	4,370

Other (6)	4,447		4,605
	$8,593		$14,635

________________________

(1)

On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets and we now consolidate the accounts of these entities into our consolidated financial statements and no longer account for them under the equity method on a one-quarter lag basis. See page 43 for details.

(2)

Prior to the quarter ended June 30, 2006, two 50% owned entities that were contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their earnings. During the quarter ended June 30, 2006, we recognized equity in net income of $4,311 from these entities of which $2,731 was for the periods from July 20, 2005 (date of acquisition) to December 31, 2005 and $1,580 was for the quarter ended March 31, 2006.

(3)

We record our pro rata share of GMH’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. Our “equity in net income or loss from partially owned entities” for the three months ended June 30, 2006 did not include any income or loss related to GMH’s first quarter of 2006 because GMH had delayed the filing of its quarterly report on Form 10-Q for the quarter ended March 31, 2006 until September 15, 2006.

(4)

Beginning on January 1, 2007, we record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Prior to the January 1, 2007, we recorded our pro rata share of Newkirk MLP’s (Lexington MLP’s predecessor) quarterly earnings current in our same quarter. Accordingly, our “equity in net income or loss from partially owned entities” for the three months ended June 30, 2007 includes our share of Lexington MLP’s net income or loss for its first quarter ended March 31, 2007.

(5)

The variance from the prior year’s quarter is primarily due to higher depreciation expense and amortization of above market lease intangibles in the current quarter as a result of Lexington’s purchase price accounting adjustments in connection with the merger of Newkirk MLP on December 31, 2006.

(6)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

Results of Operations – Three Months Ended June 30, 2007 and 2006 (continued)

Interest and Other Investment Income

Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $120,513,000 for the three months ended June 30, 2007, compared to $16,623,000 for the prior year’s three months, an increase of $103,890,000. This increase resulted primarily from:

(Amounts in thousands)
McDonalds derivative position – net gain of $71,390 this quarter compared to a net loss of $14,515 in the prior year’s quarter	$85,905
Increase in interest income from higher average cash balances ($1,670,000 this quarter, compared to $550,000 in the prior year’s quarter)	15,361
GMH warrants derivative position – net gain of $4,105 in the prior year’s quarter (converted to GCT common shares in the second quarter of 2006)	(4,105)
Other, net – primarily due to interest income on higher average loans receivable	6,729
$103,890

Interest and Debt Expense

Interest and debt expense was $156,179,000 for the three months ended June 30, 2007, compared to $120,822,000 for the prior year’s three months, an increase of $35,357,000. This increase was primarily due to (i) $32,476,000 from a $3.0 billion increase in outstanding mortgage debt due to property acquisitions, new property financings and refinancings, (ii) $21,249,000 from the November 20, 2006 issuance of $1 billion convertible senior debentures and the March 21, 2007 issuance of $1.4 billion convertible senior debentures, partially offset by (iii) a $11,422,000 increase in the amount of capitalized interest in connection with properties under development and (iv) $7,046,000 of expense arising from the prepayment of debt in the prior year’s quarter.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate was $15,778,000 and $56,947,000 for the three months ended June 30, 2007, and 2006, respectively, and represent net gains on sale of marketable securities in each period.

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities was income of $4,349,000 for the three months ended June 30, 2007, compared to $3,118,000 of income for the prior year’s three months and represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including 1290 Avenue of the Americas, the 555 California Street complex, AmeriCold, 220 Central Park South, Wasserman and the Springfield Mall.

Provision for Income Taxes

Provision for income taxes was $3,566,000 for the three months ended June 30, 2007, compared to $848,000 for the prior year’s three months, an increase of $2,718,000. This increase results primarily from $1,318,000 from two H Street corporations which we consolidate as of April 30, 2007, the date we acquired the remaining 50% of these corporations we did not previously own (we previously accounted for our 50% interest on the equity method). Beginning on January 1, 2008, these corporations will elect to be treated as real estate investment trusts under Sections 856-860 of the Internal Revenue Code of 1986, as amended, which will eliminate their Federal income tax provision to the extent that 100% of their taxable income is distributed to shareholders.

(Loss) Income From Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the three months ended June 30, 2007 and 2006 include the operating expenses of our Vineland, New Jersey property; and 1919 South Eads Street in Arlington, Virginia, which was sold on June 22, 2006.

(Amounts in thousands)	For the Three Months Ended June 30,
	2007	2006
Revenues	$—	$266
Expenses	40	1,113
Net loss	(40)	(847)
Net gain on sale of 1919 South Eads Street	—	17,609
(Loss) income from discontinued operations	$(40)	$16,762

Results of Operations – Three Months Ended June 30, 2007 and 2006 (continued)

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the three months ended June 30, 2007 from the three months ended June 30, 2006.

		Office						Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail		Merchandise Mart		Controlled Logistics		Toys	Other
Three Months ended June 30, 2006	$439,682	$92,545	$112,557	$65,366		$41,843		$16,997		$36,464	$73,910
2007 Operations: Same store operations(1)		8,357	4,166	1,222		(1,038)		(148)
Acquisitions, dispositions and non-same store income and expenses		23,693	(18,047)	12,740		(10,096)		573
Three Months ended June 30, 2007	$526,682	$124,595	$98,676	$79,328		$30,709		$17,422		$39,324	$136,628
% increase (decrease) in same store operations		9.0%	5.0%	2.0%	(2)	(2.5%	) (3)	(0.7%	)

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

(2)

The same store increase would be 4.6% exclusive of the effect of tenants vacating 47,550 square feet of New York City retail space in December 2006, at an average rent of $61.00 per square foot. As of June 30, 2007, 10,600 of this square feet has been re-leased at an initial rent of $204.00 per square foot.

(3)

Reflects income of $1,900 in 2006 from the reversal of a reserve for bad debts on receivables arising from the straight-lining of rents. The same store operations increased by 2.2% exclusive of this item.

Reconciliation of Net Income and EBITDA – Six Months Ended June 30, 2007 and 2006

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the six months ended June 30, 2007 and 2006.

(Amounts in thousands)	For the Six Months Ended June 30, 2007
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$843,680	$290,498	$216,233	$157,791	$124,809	$—	$—	$54,349
Straight-line rents:
Contractual rent increases	18,681	7,879	3,394	5,808	1,273	—	—	327
Amortization of free rent	23,447	13,185	8,609	511	930	—	—	212
Amortization of acquired below- market leases, net	34,322	17,679	2,123	12,847	120	—	—	1,553
Total rentals	920,130	329,241	230,359	176,957	127,132	—	—	56,441
Temperature Controlled Logistics	406,567	—	—	—	—	406,567	—	—
Tenant expense reimbursements	149,903	58,350	19,705	57,584	10,809	—	—	3,455
Fee and other income:
Tenant cleaning fees	20,370	25,148	—	—	—	—	—	(4,778)
Management and leasing fees	10,003	1,829	8,533	924	3	—	—	(1,286)
Lease termination fees	4,735	1,898	225	2,407	205	—	—	—
Other	18,805	8,023	6,738	655	4,003	—	—	(614)
Total revenues	1,530,513	424,489	265,560	238,527	142,152	406,567	—	53,218
Operating expenses	763,701	181,539	83,720	82,205	66,325	321,296	—	28,616
Depreciation and amortization	241,263	66,549	54,567	39,392	23,067	39,835	—	17,853
General and administrative	112,439	9,448	14,362	13,331	14,485	22,217	—	38,596
Costs of acquisition not consummated	8,807	—	—	—	—	—	—	8,807
Total expenses	1,126,210	257,536	152,649	134,928	103,877	383,348	—	93,872
Operating income (loss)	404,303	166,953	112,911	103,599	38,275	23,219	—	(40,654)
Income applicable to Alexander’s	23,003	378	—	373	—	—	—	22,252
Income applicable to Toys “R” Us	38,632	—	—	—	—	—	38,632	—
Income from partially owned entities	17,698	2,398	7,435	3,388	787	808	—	2,882
Interest and other investment income	174,992	1,142	1,059	192	188	1,791	—	170,620
Interest and debt expense	(303,192)	(61,581)	(64,464)	(39,783)	(25,895)	(32,779)	—	(78,690)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	16,687	—	—	—	—	—	—	16,687
Minority interest of partially owned entities	8,232	(569)	—	58	—	6,536	—	2,207
Income (loss) before income taxes	380,355	108,721	56,941	67,827	13,355	(425)	38,632	95,304
Provision for income taxes	(3,767)	—	(1,584)	(182)	(571)	(1,170)	—	(260)
Income (loss) from continuing operations	376,588	108,721	55,357	67,645	12,784	(1,595)	38,632	95,044
(Loss) income from discontinued operations, net	(71)	—	—	(78)	—	—	—	7
Income (loss) before allocation to minority limited partners	376,517	108,721	55,357	67,567	12,784	(1,595)	38,632	95,051
Minority limited partners’ interest in the Operating Partnership	(34,029)	—	—	—	—	—	—	(34,029)
Perpetual preferred unit distributions of the Operating Partnership	(9,637)	—	—	—	—	—	—	(9,637)
Net income (loss)	332,851	108,721	55,357	67,567	12,784	(1,595)	38,632	51,385
Interest and debt expense (1)	401,614	61,969	68,003	45,275	26,328	15,596	87,618	96,825
Depreciation and amortization(1)	329,141	67,342	61,090	41,198	23,347	19,008	88,699	28,457
Income tax expense (1)	47,513	1,100	5,404	182	571	557	38,463	1,236
EBITDA	$1,111,119	$239,132	$189,854	$154,222	$63,030	$33,566	$253,412	$177,903

Other segment EBITDA includes an $81,451 net gain on mark-to-market of derivative instruments, a $16,687 net gain on sale of marketable equity securities, $8,807 of expense for costs of an acquisition not consummated and $1,677 of expense for our share of India Property Fund LP organization costs.

_______________________

See notes on page 61.

Reconciliation of Net Income and EBITDA – Six Months Ended June 30, 2007 and 2006 (continued)

(Amounts in thousands)	For the Six Months Ended June 30, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$722,926	$239,817	$202,873	$125,525	$115,845	$—	$—	$38,866
Straight-line rents:
Contractual rent increases	13,251	2,154	3,869	4,085	3,192	—	—	(49)
Amortization of free rent	16,931	3,794	9,623	2,621	893	—	—	—
Amortization of acquired below- market leases, net	8,471	(22)	2,130	4,547	22	—	—	1,794
Total rentals	761,579	245,743	218,495	136,778	119,952	—	—	40,611
Temperature Controlled Logistics	382,897	—	—	—	—	382,897	—	—
Tenant expense reimbursements	122,647	48,352	14,356	48,610	9,869	—	—	1,460
Fee and other income:
Tenant cleaning fees	15,653	19,830	—	—	—	—	—	(4,177)
Management and leasing fees	5,182	488	3,930	720	44	—	—	—
Lease termination fees	10,389	9,159	66	371	793	—	—	—
Other	12,022	4,846	3,045	951	3,179	—	—	1
Total revenues	1,310,369	328,418	239,892	187,430	133,837	382,897	—	37,895
Operating expenses	651,766	146,133	71,505	60,164	50,919	300,228	—	22,817
Depreciation and amortization	189,185	45,678	55,014	22,814	22,199	34,990	—	8,490
General and administrative	96,447	8,013	15,763	10,217	13,025	19,008	—	30,421
Total expenses	937,398	199,824	142,282	93,195	86,143	354,226	—	61,728
Operating income (loss)	372,971	128,594	97,610	94,235	47,694	28,671	—	(23,833)
Income applicable to Alexander’s	11,155	399	—	358	—	—	—	10,398
Income applicable to Toys “R” Us	44,876	—	—	—	—	—	44,876	—
Income from partially owned entities	20,686	1,810	5,724	2,230	779	764	—	9,379
Interest and other investment income	39,098	368	693	473	126	1,996	—	35,442
Interest and debt expense	(224,716)	(41,122)	(49,037)	(43,792)	(7,069)	(32,714)	—	(50,982)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	57,495	—	—	—	—	—	—	57,495
Minority interest of partially owned entities	2,844	—	—	29	4	2,379	—	432
Income before income taxes	324,409	90,049	54,990	53,533	41,534	1,096	44,876	38,331
Provision for income taxes	(1,980)	—	(835)	—	(119)	(1,026)	—	—
Income from continuing operations	322,429	90,049	54,155	53,533	41,415	70	44,876	38,331
Income from discontinued operations, net	33,497	—	16,356	9,298	5,736	2,107	—	—
Income before allocation to minority limited partners	355,926	90,049	70,511	62,831	47,151	2,177	44,876	38,331
Minority limited partners’ interest in the Operating Partnership	(33,198)	—	—	—	—	—	—	(33,198)
Perpetual preferred unit distributions of the Operating Partnership	(10,347)	—	—	—	—	—	—	(10,347)
Net income (loss)	312,381	90,049	70,511	62,831	47,151	2,177	44,876	(5,214)
Interest and debt expense (1)	342,239	42,434	54,399	49,456	7,511	15,565	105,449	67,425
Depreciation and amortization(1)	258,808	47,214	61,385	26,566	22,481	16,701	66,686	17,775
Income tax (benefit) expense (1)	(2,904)	—	3,853	—	119	489	(7,556)	191
EBITDA	$910,524	$179,697	$190,148	$138,853	$77,262	$34,932	$209,455	$80,177

EBITDA includes net gains on sale of real estate of $33,769, of which $17,609 is included in the Washington, DC segment, $9,218 is included in the Retail segment, $4,835 is included in the Merchandise Mart segment and $2,107 is included in the Temperature Controlled Logistics segment. In addition, the Other segment EBITDA includes a $55,438 net gain on sale of marketable equity securities and a $5,974 net loss on mark-to-market of derivative instruments.

________________________

See notes on the following page.

Reconciliation of Net Income and EBITDA – Six Months Ended June 30, 2007 and 2006 (continued)

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Six Months Ended June 30,
	2007	2006
Alexander’s	$37,499	$25,506
Hotel Pennsylvania	14,781	10,559
GMH	8,345	— (1)
555 California Street	6,349	—
Lexington MLP, formerly Newkirk MLP	5,984	16,737
Industrial warehouses	2,196	3,021
Other investments	5,752	6,403
	80,906	62,226
Investment income and other	182,834	89,497
Corporate general and administrative expenses	(33,364)	(28,001)
Minority limited partners’ interest in the Operating Partnership	(34,029)	(33,198)
Perpetual preferred unit distributions of the Operating Partnership	(9,637)	(10,347)
Costs of acquisition not consummated	(8,807)	—
	$177,903	$80,177

__________________________

(1)	Does not include any income or loss as GMH had delayed the filing of its 2005 Form 10-K and first quarter 2006 Form 10-Q until after we filed our Form 10-Q for the quarter ended June 30, 2006.

Results of Operations – Six Months Ended June 30, 2007 and 2006 (continued)

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $1,530,513,000 for the six months ended June 30, 2007, compared to $1,310,369,000 for the prior year’s six months, an increase of $220,144,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office						Temperature
Property rentals:	Total	New York		Washington, DC	Retail	Merchandise Mart		Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
Manhattan Mall	$24,801	$16,792		$—	$8,009	$—		$—		$—
350 Park Avenue	15,810	15,810		—	—	—		—		—
555 California Street	10,519	—		—	—	—		—		10,519
1290 Avenue of the Americas	10,403	10,403		—	—	—		—		—
Former Toys “R” Us stores	9,834	—		—	9,834	—		—		—
H Street – (effect of consolidating from May 1, 2007, vs. equity method prior)	9,685	—		9,685	—	—		—		—
Bruckner Plaza	3,641	—		—	3,641	—		—		—
1540 Broadway	3,442	386		—	3,056	—		—		—
Other	12,505	—		1,645	3,673	7,187		—		—
Development/Redevelopment:
2101 L Street – taken out of service	(4,942)	—		(4,942)	—	—		—		—
Crystal Mall 2 – taken out of service	(3,996)	—		(3,996)	—	—		—		—
Bergen Town Center – partially taken out of service	(304)	—		—	(304)	—		—		—
Springfield Mall – partially taken out of service	871	—		—	871	—		—		—
Other	(251)	—		22	(273)	—		—		—
Amortization of acquired below market leases, net	25,851	17,701		(7)	8,300	98		—		(241)
Operations:
Hotel Pennsylvania	5,404	—		—	—	—		—		5,404 (1)
Trade shows	(388)	—		—	—	(388	)(2)	—		—
Leasing activity (see page 47)	35,666	22,406		9,457	3,372	283		—		148
Total increase in property rentals	158,551	83,498		11,864	40,179	7,180		—		15,830

Temperature Controlled Logistics:
Increase due to acquisitions (ConAgra warehouses)	12,992	—		—	—	—		12,992		—
Increase due to operations	10,678	—		—	—	—		10,678	(3)	—
Total increase	23,670	—		—	—	—		23,670		—
Tenant expense reimbursements:
Increase due to:
Acquisitions/development	13,857	7,177		814	4,491	—		—		1,375
Operations	13,399	2,821		4,535	4,483	940		—		620
Total increase in tenant expense reimbursements	27,256	9,998		5,349	8,974	940		—		1,995
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(5,654)	(7,261	)(4)	159	2,036	(588)		—		—
Management and leasing fees	4,821	1,341		4,603	204	(41)		—		(1,286)
BMS Cleaning fees	4,717	5,318		—	—	—		—		(601)
Other	6,783	3,177		3,693	(296)	824		—		(615)
Total increase (decrease) in fee and other income	10,667	2,575		8,455	1,944	195		—		(2,502)
Total increase in revenues	$220,144	$96,071		$25,668	$51,097	$8,315		$23,670		$15,323

_____________________

See Notes on the following page.

Results of Operations – Six Months Ended June 30, 2007 and 2006 (continued)

Notes to the preceding tabular information:

(1)	Revenue per available room (“REVPAR”) was $114.31 for the six months ended June 30, 2007 compared to $98.41 for the prior year’s six months.

(2)	The prior year’s six months includes $595 for a trade show which will be held in August 2007.

(3)

Primarily from (i) a $10,670 increase in transportation operations resulting from new transportation business in connection with the acquisition of the ConAgra warehouses in the fourth quarter of 2006, (ii) a $2,930 increase in managed warehouse operations as a result of a new management contract beginning in March 2007, partially offset by (iii) a $2,312 decrease in owned warehouse operations . See page 64 for a discussion of AmeriCold’s gross margin.

(4)	Primarily due to lease termination fee income received from MONY Life Insurance Company in connection with the termination of their 289,000 square foot lease at 1740 Broadway in 2006.

Results of Operations – Six Months Ended June 30, 2007 and 2006 (continued)

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $1,126,210,000 for the six months ended June 30, 2007, compared to $937,398,000 for the prior year’s six months, an increase of $188,812,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office				Temperature
Operating:	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Other
Increase (decrease) due to:
Acquisitions:
Manhattan Mall	$11,078	$6,518	$—	$4,560	$—	$—	$—
350 Park Avenue	8,334	8,334	—	—	—	—	—
Former Toys stores	7,265	—	—	7,265	—	—	—
1290 Avenue of the Americas	5,247	5,247	—	—	—	—	—
H Street – (effect of consolidating from May 1, 2007, vs. equity method prior)	5,022	—	5,022	—	—	—	—
555 California Street	3,771	—	—	—	—	—	3,771
1540 Broadway	2,089	625	—	1,464	—	—	—
Bruckner Plaza	1,443	—	—	1,443	—	—	—
Other	24,358	—	840	1,486	9,292	12,740	—
Development/Redevelopment:
Springfield Mall – partially taken out of service	89	—	—	89	—	—	—
2101 L Street – taken out of service	(2,172)	—	(2,172)	—	—	—	—
Crystal Mall 2 – taken out of service	(743)	—	(743)	—	—	—	—
Bergen Town Center – partially taken out of service	(907)	—	—	(907)	—	—	—
Other	(4,211)	—	(2)	(53)	—	(4,156)	—
Hotel activity	1,446	—	—	—	—	—	1,446
Trade shows activity	(379)	—	—	—	(379)	—	—
Operations	50,205	14,682	9,270	6,694	6,493	12,484 (1)	582
Total increase in operating expenses	111,935	35,406	12,215	22,041	15,406	21,068	5,799
Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development	38,552	17,092	1,072	13,522	—	3,060	3,806
Operations (due to additions to buildings and improvements)	13,526	3,779	(1,519)	3,056	868	1,785	5,557
Total increase (decrease) in depreciation and amortization	52,078	20,871	(447)	16,578	868	4,845	9,363
General and administrative:
Increase (decrease) due to:
Acquisitions/Development and Other	9,810	1,396	34	2,474	—	4,156	1,750	(2)
Operations	6,182	39	(1,435)	640	1,460	(947)	6,425	(3)
Total increase (decrease) in general and administrative	15,992	1,435	(1,401)	3,114	1,460	3,209	8,175
Costs of acquisition not consummated	8,807	—	—	—	—	—	8,807
Total increase in expenses	$188,812	$57,712	$10,367	$41,733	$17,734	$29,122	$32,144

_____________________________

(1)

AmeriCold’s gross margin from comparable warehouses was $75,606 or 33.9%, for the six months ended June 30, 2007, compared to $76,360 or 33.2% for the six months ended June 30, 2006, a decrease of $754. Gross margin from transportation management services, managed warehouses and other non-warehouse activities was $8,537 for the six months ended June 30, 2007, compared to $9,004 for the six months ended June 30, 2006, a decrease of $467, primarily due to the acquisition of three ConAgra managed warehouses during December 2006 and January 2007.

(2)	Primarily from India Property Fund organization costs in the current year’s six months.

(3)	Primarily from an increase in the amortization of stock-based compensation, including $3,802 for the 2006 Out-Performance Plan.

Results of Operations – Six Months Ended June 30, 2007 and 2006 (continued)

Income Applicable to Alexander’s

Our 32.8% share of Alexander’s net income (comprised of equity in net income or loss, management, leasing, development and commitment fees) was $23,003,000 for the six months ended June 30, 2007, compared to $11,155,000 for the prior year’s six months, an increase of $11,848,000. This increase was primarily due to (i) our $5,916,000 share of income in the current six month period for the reversal of accrued stock appreciation rights compensation expense as compared to $7,559,000 for our share of expense in the prior year’s six months, (ii) an increase of $2,857,000 in our equity in earnings of Alexander’s before stock appreciation rights and net gains on sales of condominiums, (iii) an increase of $1,391,000 in development fees in the current period, partially offset by (iv) our $4,580,000 share of Alexander’s net gain on sale of 731 Lexington Avenue condominiums in the prior year’s six months.

Income Applicable to Toys

Our 32.8% share of Toys’ net income (comprised of equity in net income, interest income on loans receivable, and management fees) was $38,632,000 for the six months ended June 30, 2007, compared to $44,876,000 for the prior year’s six months, a decrease of $6,244,000.

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the six months ended June 30, 2007 and 2006.

Equity in Net Income (Loss):	For The Six Months Ended June 30,
(Amounts in thousands)	2007		2006
H Street non-consolidated subsidiaries:
50% share of equity in net income (1)	$5,923		$4,311	(2)

Beverly Connection:
50% share of equity in net loss	(2,389)		(6,023)
Interest and fee income	4,607		6,337
	2,218		314
GMH Communities L.P:
13.5% in 2007 and 11.3% in 2006 share of equity in net loss (3)	(281)		—

Lexington MLP (see page 35):
7.1% in 2007 and 15.8% in 2006 share of equity in net (loss) income (4)	(242	) (5)	8,573
Other (6)	10,080		7,488
	$17,698		$20,686

________________________

(1)

On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets and we now consolidate the accounts of these entities into our consolidated financial statements and no longer account for them under the equity method on a one-quarter lag basis.

(2)

Prior to the quarter ended June 30, 2006, two 50% owned entities that were contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their unable to record our pro rata share of their earnings. During the quarter ended June 30, 2006, we recognized equity in net income of $4,311 from these entities of which $2,731 was for the periods from July 20, 2005 (date of acquisition) to December 31, 2005 and $1,580 was for the quarter ended March 31, 2006.

(3)

We record our pro rata share of GMH’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. Our “equity in net income or loss from partially owned entities” for the six months ended June 30, 2006 did not include any income or loss related to GMH’s fourth quarter of 2005 or first quarter 2006 because GMH had delayed the filing of its annual report on Form 10-K for the year ended December 31, 2005 until July 31, 2006 and had delayed its quarterly report on Form 10-Q for the quarter ended March 31, 2006 until September 15, 2006.

(4)

Beginning on January 1, 2007, we record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Prior to the January 1, 2007, we recorded our pro rata share of Newkirk MLP’s (Lexington MLP’s predecessor) quarterly earnings current in our same quarter. Accordingly, our “equity in net income or loss from partially owned entities” for the six months ended June 30, 2007 includes our share of Lexington MLP’s net income or loss for its first quarter ended March 31, 2007.

(5)

The variance from the prior year’s six months is primarily due to (i) the current year including our share of Lexington MLP’s first quarter results (lag basis) compared to the prior year’s six months including our share of Newkirk MLP’s first and second quarter results and (ii) higher depreciation expense and amortization of above market lease intangibles in the current year as a result of Lexington’s purchase price accounting adjustments in connection with the merger of Newkirk MLP on December 31, 2006.

(6)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

Results of Operations – Six Months Ended June 30, 2007 and 2006 (continued)

Interest and Other Investment Income

Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $174,992,000 for the six months ended June 30, 2007, compared to $39,098,000 for the prior year’s six months, an increase of $135,894,000. This increase resulted primarily from:

(Amounts in thousands)
McDonalds derivative position – net gain of $74,613 in this year’s six months compared to a net loss of $8,215 in the prior year’s six months	$82,828
Increase in interest income on higher average cash balances ($1,700,000 through June 30, 2007, compared to $440,000 for the prior year’s six months)	34,313
GMH warrants derivative position – net loss of $16,370 in the prior year’s six months (investment converted to common shares of GCT in the second quarter of 2006)	16,370
Sears Holdings derivative position – net gain of $18,611 in the prior year’s six months (investment sold in the first quarter of 2006)	(18,611)
Other derivatives – net gain of $6,841 in this year’s six months	6,841
Other, net – primarily due to interest earned on higher average loans receivable and from prepayment premiums received upon loan repayments	14,153
$135,894

Interest and Debt Expense

Interest and debt expense was $303,192,000 for the six months ended June 30, 2007, compared to $224,716,000 for the prior year’s six months, an increase of $78,476,000. This increase was primarily due to (i) $58,307,000 from a $3.0 billion increase in outstanding mortgage debt due to property acquisitions, new property financings and refinancings and repayments, (ii) $31,956,000 from the November 20, 2006 issuance of $1 billion convertible senior debentures and the March 21, 2007 issuance of $1.4 billion convertible senior debentures, partially offset by (iii) an $18,094,000 increase in the amount of capitalized interest in connection with properties under development.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate was $16,687,000 and $57,495,000 for the six months ended June 30, 2007, and 2006, respectively, and represent net gains on sale of marketable securities in each period.

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities was income of $8,232,000 for the six months ended June 30, 2007, compared to income of $2,844,000 for the prior year’s six months and represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including 1290 Avenue of the Americas, the 555 California Street complex, AmeriCold, 220 Central Park South, Wasserman and the Springfield Mall.

Provision For Income Taxes

The provision for income taxes was $3,767,000 for the six months ended June 30, 2007, compared to $1,980,000 for the prior year’s six months, an increase of $1,787,000. This increase results primarily from $1,318,000 of income taxes from two H Street corporations, which we consolidate as of April 30, 2007, the date we acquired the remaining 50% of these corporations we did not previously own (we previously accounted for our 50% investment on the equity method). Beginning on January 1, 2008, these corporations will elect to be treated as real estate investment trusts under Sections 856-860 of the Internal Revenue Code of 1986, as amended, which will eliminate their Federal income tax provision to the extent that 100% of their taxable income is distributed to shareholders.

Results of Operations – Six Months Ended June 30, 2007 and 2006 (continued)

(Loss) Income From Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the six months ended June 30, 2007 and 2006 include the operating results of Vineland, New Jersey; 33 North Dearborn Street in Chicago, Illinois, which was sold on March 14, 2006; 424 Sixth Avenue in New York City, which was sold on March 13, 2006 and 1919 South Eads Street in Arlington, Virginia, which was sold on June 22, 2006.

(Amounts in thousands)	For the Six Months Ended June 30,
	2007	2006
Revenues	$20	$2,393
Expenses	91	2,665
Net loss	(71)	(272)
Net gains on sale of real estate	—	33,769
(Loss) income from discontinued operations	$(71)	$33,497

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the six months ended June 30, 2007 from the six months ended June 30, 2006.

		Office						Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail		Merchandise Mart		Controlled Logistics	Toys	Other
Six Months ended June 30, 2006	$910,524	$179,697	$190,148	$138,853		$77,262		$34,932	$209,455	$80,177
2007 Operations: Same store operations(1)		16,896	9,303	2,163		(2,323)		(299)
Acquisitions, dispositions and non-same store income and expenses		42,539	(9,597)	13,206		(11,909)		(1,067)
Six Months ended June 30, 2007	$1,111,119	$239,132	$189,854	$154,222		$63,030		$33,566	$253,412	$177,903
% increase (decrease) in same store operations		9.3%	5.6%	1.8%	(2)	(2.8%	) (3)	(0.7% )

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

(2)

The same store increase would be 4.2% exclusive of the effect of tenants vacating 47,550 square feet of New York City retail space in December 2006, at an average rent of $61.00 per square foot. As of June 30, 2007, 10,600 of this square feet has been re-leased at an initial rent of $204.00 per square foot.

(3)

Reflects income of $1,900 in 2006 from the reversal of a reserve for bad debts on receivables arising from the straight-lining of rents. The same store operations decreased by 0.5% exclusive of this item.

Liquidity and Capital Resources – Six Months ended June 30, 2007 and 2006

Cash Flows for the Six Months Ended June 30, 2007

Our cash and cash equivalents was $743,506,000 at June 30, 2007, a $1,489,811,000 decrease over the balance at December 31, 2006. This decrease resulted from $3,166,591,000 of net cash used in investing activities, partially offset by, $1,377,322,000 of net cash provided by financing activities and $299,438,000 of net cash provided by operating activities. Property rental income represents our primary source of net cash provided by operating activities. Our property rental income is primarily dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund our cash requirements include proceeds from debt financings, including mortgage loans and corporate level unsecured borrowings; our $1 billion revolving credit facility; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to our common and preferred shareholders, as well as acquisition and development costs.

Our consolidated outstanding debt was $12,572,462,000 at June 30, 2007, a $3,017,664,000 increase over the balance at December 31, 2006. This increase resulted primarily from the issuance of $1.4 billion of convertible senior debentures due 2026 and from mortgage debt associated with asset acquisitions and property refinancings during the current quarter. As of June 30, 2007 and December 31, 2006, our revolving credit facility had a $94,000,000 balance and a zero outstanding balance, respectively. During 2007 and 2008, $216,824,000 and $486,547,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facility.

Our share of debt of unconsolidated subsidiaries was $2,989,235,000 at June 30, 2007, a $333,772,000 decrease from the balance at December 31, 2006. This decrease resulted primarily from our $351,302,000 share of Toys’ decrease in outstanding debt.

Cash flows provided by operating activities of $299,438,000 was primarily comprised of (i) net income of $332,851,000, after adjustments of $55,919,000 for non-cash items, including depreciation and amortization expense, net gains from derivative positions, the effect of straight-lining of rental income, equity in net income of partially owned entities, minority interest expense, (ii) distributions of income from partially owned entities of $11,767,000, partially offset by, (iii) the net change in operating assets and liabilities of $101,099,000.

Net cash used in investing activities of $3,166,571,000 was primarily comprised of (i) acquisitions of real estate of $2,585,928,000, (ii) investments in notes and mortgage loans receivable of $204,914,000, (iii) deposits in connection with real estate acquisitions and pre-acquisition costs of $20,691,000, (iv) investments in partially owned entities of $166,611,000, (v) development and redevelopment expenditures of $140,253,000, (vi) investments in marketable securities of $151,024,000, partially offset by, (vii) proceeds received from repayments on mortgage loans receivable of $113,291,000.

Net cash provided by financing activities of $1,377,322,000 was primarily comprised of (i) proceeds from borrowings of $2,510,217,000, of which $1,372,000,000 were proceeds received from the offering of the 2.85% convertible senior debentures due 2027, partially offset by, (ii) repayments of borrowings of $714,873,000, (iii) dividends paid on common shares of $257,943,000, (iv) purchases of marketable securities in connection with the legal defeasance of mortgage notes payable of $86,653,000, (v) distributions to minority partners of $41,929,000, and (vi) dividends paid on preferred shares of $28,645,000.

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

Liquidity and Capital Resources – Six Months ended June 30, 2007 and 2006 (continued)

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2007.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$24,490	$4,571	$5,813	$192	$6,121	$7,793	$—
Non-recurring	—	—	—	—	—	—	—
Total	24,490	4,571	5,813	192	6,121	7,793	—
Tenant improvements:
Recurring	39,299	11,619	14,330	1,722	11,628	—	—
Non-recurring	260	—	—	260	—	—	—
Total	39,559	11,619	14,330	1,982	11,628	—	—

Leasing Commissions:
Recurring	15,985	6,728	4,692	2,258	2,307	—	—
Non-recurring	111	—	—	111	—	—	—
Total	16,096	6,728	4,692	2,369	2,307	—	—
Tenant improvements and leasing commissions:
Per square foot	$18.03	$40.95	$12.38	$11.68	$18.99	$—	$—
Per square foot per annum	$2.52	$5.85	$2.00	$1.32	$2.27	$—	$—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$80,145	$22,918	$24,835	$4,543	$20,056	$7,793	$—
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	40,297	9,776	20,477	2,769	7,275	—	—
Expenditures to be made in future periods for the current period	(45,597)	(15,736)	(14,973)	(3,947)	(10,941)	—	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$74,845	$16,958	$30,339	$3,365	$16,390	$7,793	$—

Development and Redevelopment Expenditures (1):
Bergen Town Center	$32,747	$—	$—	$32,747	$—	$—	$—
Crystal Mall Two	18,663	—	18,663	—	—	—	—
Green Acres Mall	16,975	—	—	16,975	—	—	—
2101 L Street	15,502	—	15,502	—	—	—	—
North Bergen, New Jersey (Ground-up development)	11,435	—	—	11,435	—	—	—
Wasserman venture	9,605	—	—	—	—	—	9,605
220 Central Park South	7,251	—	—	—	—	—	7,251
1925 K Street	2,772	—	2,772	—	—	—	—
Springfield Mall	2,617	—	—	2,617	—	—	—
Arlington Plaza	1,810	—	1,810	—	—	—	—
1740 Broadway	1,204	1,204	—	—	—	—	—
Other	19,672	2,163	6,377	6,518	—	—	4,614
	$140,253	$3,367	$45,124	$70,292	$—	$—	$21,470

_______________________

(1)	Excludes development expenditures of partially owned, non-consolidated investments.

Liquidity and Capital Resources – Six Months ended June 30, 2007 and 2006 (continued)

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

Net cash used in investing activities of $512,924,000 was primarily comprised of (i) investments in notes and mortgage loans receivable of $260,667,000, (ii) capital expenditures of $90,443,000, (iii) development and redevelopment expenditures of $112,650,000, (iv) investments in partially-owned entities of $89,584,000, (v) acquisitions of real estate of $244,938,000, (vi) investments in marketable securities of $57,992,000, (vii) deposits in connection with real estate acquisitions, including pre-acquisition costs, of $44,163,000, (viii) restricted cash, including mortgage escrows, of $40,752,000, partially offset by, (ix) proceeds received on the settlement of derivatives (primarily Sears Holdings) of $135,028,000, (x) proceeds from the sale of real estate of $110,388,000, (xi) distributions of capital from partially-owned entities of $29,703,000, (xii) proceeds from the sale of, and returns of investment in marketable securities, of $132,898,000, and (xiii) proceeds from  repayments on notes and mortgages receivable of $20,248,000.

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

Liquidity and Capital Resources – Six Months ended June 30, 2007 and 2006 (continued)

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2006.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$22,725	$6,371	$7,424	$442	$3,951	$1,384	$3,153
Non-recurring	—	—	—	—	—	—	—
Total	22,725	6,371	7,424	442	3,951	1,384	3,153
Tenant improvements:
Recurring	57,151	31,333	15,145	3,229	7,444	—	—
Non-recurring	89	—	89	—	—	—	—
Total	57,240	31,333	15,234	3,229	7,444	—	—

Leasing Commissions:
Recurring	20,636	15,319	3,273	1,315	729	—	—
Non-recurring	32	—	32	—	—	—	—
Total	20,668	15,319	3,305	1,315	729	—	—
Tenant improvements and leasing commissions:
Per square foot	$20.99	$38.22	$14.89	$8.12	$12.08	$—	$—
Per square foot per annum	$2.40	$3.91	$2.10	$0.63	$1.76	$—	$—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$100,633	$53,023	$25,963	$4,986	$12,124	$1,384	$3,153
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	35,880	12,049	18,607	324	4,900	—	—
Expenditures to be made in future periods for the current period	(61,446)	(39,685)	(13,754)	(4,115)	(3,892)	—	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$75,067	$25,387	$30,816	$1,195	$13,132	$1,384	$3,153

Development and Redevelopment Expenditures:
North Bergen, New Jersey (Ground-up development)	$25,614	$—	$—	$25,614	$—	$—	$—
Green Acres Mall	15,143	—	—	15,143	—	—	—
Bergen Town Center	9,815	—	—	9,815	—	—	—
Crystal Plazas (PTO)	9,519	—	9,519	—	—	—	—
7 W. 34th Street	7,286	—	—	—	7,286	—	—
1740 Broadway	4,953	4,953	—	—	—	—	—
640 Fifth Avenue	1,261	1,261	—	—	—	—	—
Other	32,689	377	3,715	6,994	—	—	21,603
	$106,280	$6,591	$13,234	$57,566	$7,286	$—	$21,603

SUPPLEMENTAL INFORMATION

Three Months Ended June 30, 2007 vs. Three Months Ended March 31, 2007

Below are the details of the changes in EBITDA by segment for the three months ended June 30, 2007 from the three months ended March 31, 2007.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics		Toys	Other
For the three months ended March 31, 2007	$584,437	$114,537	$91,178	$74,894	$32,321	$16,144		$214,088	$41,275
2007 Operations: Same store operations(1)		2,969	3,302	1,779	1,014	(297)
Acquisitions, dispositions and non-same store income and expenses		7,089	4,196	2,655	(2,626)	1,575
For the three months ended June 30, 2007	$526,682	$124,595	$98,676	$79,328	$30,709	$17,422		$39,324	$136,628
% increase (decrease) in same store operations		2.5%	3.7%	2.5%	2.5%	(1.4%	)

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

The following table reconciles Net income to EBITDA for the quarter ended March 31, 2007.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
Net income (loss) for the three months ended March 31, 2007	$166,931	$53,657	$25,396	$33,811	$7,105	$(1,038)	$58,661	$(10,661)
Interest and debt expense	198,771	30,138	35,908	22,797	13,064	7,861	46,634	42,369
Depreciation and amortization	163,151	30,742	28,259	18,286	11,822	9,268	55,396	9,378
Income tax expense	55,584	—	1,615	—	330	53	53,397	189
EBITDA for the three months ended March 31, 2007	$584,437	$114,537	$91,178	$74,894	$32,321	$16,144	$214,088	$41,275

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

FFO applicable to common shares plus assumed conversions was $281,741,000, or $1.72 per diluted share for the three months ended June 30, 2007, compared to $230,430,000, or $1.49 per diluted share for the prior year’s quarter. FFO applicable to common shares plus assumed conversions was $551,906,000, or $3.36 per diluted share for the six months ended June 30, 2007, compared to 442,346,000, or $2.86 per diluted share for the prior years six months. Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

(Amounts in thousands except per share amounts)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Reconciliation of Net Income to FFO:	2007	2006	2007	2006
Net income	$165,920	$163,169	$332,851	$312,381
Depreciation and amortization of real property	114,511	84,156	208,176	160,599
Net gains on sale of real estate	—	(17,609)	—	(33,769)
Proportionate share of adjustments to equity in net income of Toys to arrive at FFO:
Depreciation and amortization of real property	17,112	12,155	51,035	27,923
Net (gain) loss on sale of real estate	(493)	658	(493)	329
Income tax effect of above adjustments	(5,807)	(4,928)	(17,690)	(10,841)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	13,403	10,856	22,464	20,097
Net (gain) loss on sale of real estate	—	—	—	—
Minority limited partners’ share of above adjustments	(13,882)	(8,896)	(26,500)	(16,120)
FFO	290,764	239,561	569,843	460,599
Preferred share dividends	(14,295)	(14,404)	(28,591)	(28,811)
FFO applicable to common shares	276,469	225,157	541,252	431,788
Interest on 3.875% exchangeable senior debentures	5,203	5,094	10,512	10,188
Series A convertible preferred dividends	69	179	142	370
FFO applicable to common shares plus assumed conversions	$281,741	$230,430	$551,906	$442,346

Reconciliation of Weighted Average Shares:
Weighted average common shares outstanding	151,794	141,418	151,612	141,275
Effect of dilutive securities:
Employee stock options and restricted share awards	6,770	7,640	6,916	7,529
3.875% exchangeable senior debentures	5,559	5,531	5,559	5,531
Series A convertible preferred shares	118	304	122	315
Denominator for diluted FFO per share	164,241	154,893	164,209	154,650

FFO applicable to common shares plus assumed conversions per diluted share	$1.72	$1.49	$3.36	$2.86

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	As at June 30, 2007			As at December 31, 2006
	Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$668,978	6.57%	$6,690	$728,363	6.48%
Fixed rate	11,903,484	5.24%	—	8,826,435	5.56%
	$12,572,462	5.32%	6,690	$9,554,798	5.63%
Pro-rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$132,193	7.41%	1,322	$162,254	7.31%
Variable rate – Toys	910,917	7.49%	9,109	1,213,479	7.03%
Fixed rate (including $1,008,702, and $1,057,422 of Toys debt in 2007 and 2006)	1,946,125	6.87%	—	1,947,274	6.95%
	$2,989,235	7.08%	10,431	$3,323,007	7.00%
Minority limited partners’ share of above			(1,712)
Total change in annual net income			$15,409
Per share-diluted			$0.09

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, we have notes and mortgage loans receivables aggregating $303,566,000, as of June 30, 2007, which are based on variable rates and partially mitigate our exposure to a change in interest rates.

Fair Value of Our Debt

The carrying amount of our debt exceeds its aggregate fair value, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, by approximately $493,627,000 at June 30, 2007.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in McDonald’s common shares. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense. During the three and six months ended June 30, 2007, we recognized net gains aggregating approximately $72,074,000 and $81,454,000 respectively, from these positions, after all expenses and LIBOR charges.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, such disclosure controls and procedures were effective.

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

1290 Avenue of the Americas and 555 California Street

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump.

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

In connection with the acquisition, we have agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit would not be material to our consolidated financial statements.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 17, 2007, we held our annual meeting of shareholders, which we continued and concluded on May 22, 2007. The shareholders voted on the following matters: (i) the election of three nominees to serve on the Board of Trustees for a three-year term and until their respective successors are duly elected and qualified, (ii) the ratification of the selection of independent auditors with regard to the current fiscal year and (iii) a shareholder proposal requesting that the Board of Trustees initiate the appropriate process to amend the Company’s governance documents to provide that trustee nominees be elected by an affirmative vote of the majority of votes cast at the annual meeting of shareholders, with a plurality vote standard retained for contested trustee elections, that is, when the number of trustee nominees exceeds the number of board seats. The results of the voting are shown below:

	Votes Cast for	Votes Cast Against or Withheld	Broker Non-Votes	Abstentions
(i) Election of Trustees:
Robert P. Kogod	120,878,703	16,026,959	—	—
David Mandelbaum	133,687,423	3,218,239	—	—
Dr. Richard R. West	133,860,597	3,045,065	—	—

(ii) Ratification of selection of independent auditors for the current fiscal year	134,815,270	1,467,165	—	623,227

(iii) Shareholder proposal regarding majority voting in the election of trustees	66,772,865	58,136,453	11,235,285	761,059

In addition to the three Trustees re-elected, Steven Roth, Michael D. Fascitelli, Russell B. Wight, Jr., Robert H. Smith, Anthony W. Deering, Michael Lynne and Ronald G. Targan continue to serve as Trustees after the meeting.

Item 5.	Other Information

On July 25, 2007, we amended our Amended and Restated Declaration of Trust to (i) increase the number of authorized shares of beneficial interest from 620,000,000 to 720,000,000, of which 110,000,000 are designated as preferred shares, 250,000,000 are designated as common shares and 360,000,000 shares are designated as excess shares, (ii) correct certain typographical errors, and (iii) reclassify certain series of preferred shares. Also on July 25, 2007, following these actions, we restated such Declaration of Trust.  Copies of the relevant documents are included as exhibits to and filed with this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: July 31, 2007	By:	/s/ Joseph Macnow
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

Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007

*

3.65		-

Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

*

3.66		-

Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

*

3.67		-

Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

*

3.68		-

Fortieth Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

*

	*		_______________________ Incorporated by reference.

3.69		-	Vornado Realty Trust – Articles Supplementary, dated July 25, 2007

3.70		-	Vornado Realty Trust – Articles of Amendment of Declaration of Trust, dated July 25, 2007

3.71		-	Vornado Realty Trust – Certificate of Correction of Amendment of Declaration of Trust, dated July 25, 2007

3.72		-	Vornado Realty Trust – Certificate of Correction of Amendment of Declaration of Trust, dated July 25, 2007

3.73		-	Vornado Realty Trust – Certificate of Correction of Articles Supplementary, dated July 25, 2007

3.74		-	Vornado Realty Trust – Certificate of Correction of Articles Supplementary, dated July 25, 2007

3.75		-	Vornado Realty Trust – Articles of Restatement of Declaration of Trust, dated July 25, 2007

4.1		-

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

Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of May 1, 1992 - Incorporated by reference to Vornado, Inc.’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.4	**	-

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
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.15		-

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

Stock Purchase Agreement between the Sellers identified and Vornado America LLC, as the
Buyer, dated as of March 5, 2007 – Incorporated by reference to Exhibit 10.45 to
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2007 (File No. 001-11954), filed on May 1, 2007, 2007

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.46	**	-

Employment Agreement between Vornado Realty Trust and Mitchell Schear, as of April 19,
2007 – Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-11954), filed on May 1, 2007, 2007

*

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