Form 10-Q
period 2007-09-30
VORNADO REALTY TRUST
filed 2007-10-30
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2007, 152,264,185 of the registrant’s common shares of beneficial interest are outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)
ASSETS	September 30, 2007	December 31, 2006
Real estate, at cost:
Land	$4,632,682	$2,754,962
Buildings and improvements	12,951,030	9,928,776
Development costs and construction in progress	652,148	377,200
Leasehold improvements and equipment	410,960	372,432
Total	18,646,820	13,433,370
Less accumulated depreciation and amortization	(2,292,589)	(1,961,974)
Real estate, net	16,354,231	11,471,396
Cash and cash equivalents	834,274	2,233,317
Escrow deposits and restricted cash	386,792	140,351
Marketable securities	391,738	316,727
Accounts receivable, net of allowance for doubtful accounts of $22,119 and $17,727	273,910	230,908
Investments in and advances to partially owned entities, including Alexander’s of $108,976 and $82,114	1,167,939	1,135,669
Investment in Toys “R” Us	331,129	317,145
Notes and mortgage loans receivable	655,428	561,164
Receivable arising from the straight-lining of rents, net of allowance of $2,056 and $2,334	502,098	441,321
Due from officers	13,185	15,197
Assets related to discontinued operations	145,527	115,643
Other assets	1,197,517	975,443
	$22,253,768	$17,954,281
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$8,933,533	$6,886,884
Convertible senior debentures	2,357,999	980,083
Senior unsecured notes	698,502	1,196,600
Exchangeable senior debentures	492,450	491,231
Revolving credit facility debt	94,000	—
Accounts payable and accrued expenses	580,479	531,977
Deferred credit	892,498	331,760
Officers’ compensation payable	66,750	60,955
Deferred tax liabilities	266,383	34,529
Liabilities related to discontinued operations	—	10,973
Other liabilities	161,420	150,315
Total liabilities	14,544,014	10,675,307
Minority interest, including unitholders in the Operating Partnership	1,503,395	1,128,204
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 33,983,962 and 34,051,635 shares	825,275	828,660
Common shares of beneficial interest: $.04 par value per share; authorized 250,000,000 shares; issued and outstanding 152,264,185 and 151,093,373 shares	6,130	6,083
Additional capital	5,344,272	5,287,923
Earnings less than distributions	(35,650)	(69,188)
Accumulated other comprehensive income	62,668	92,963
Deferred compensation shares earned but not yet delivered	3,664	4,329
Total shareholders’ equity	6,206,359	6,150,770
	$22,253,768	$17,954,281

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2007	2006	2007	2006
REVENUES:
Property rentals	$522,814	$389,018	$1,441,653	$1,142,897
Temperature Controlled Logistics	212,715	190,280	619,282	573,177
Tenant expense reimbursements	89,482	68,634	239,310	191,181
Fee and other income	28,025	27,999	81,920	71,233
Total revenues	853,036	675,931	2,382,165	1,978,488
EXPENSES:
Operating	431,339	346,565	1,193,857	996,350
Depreciation and amortization	140,377	101,799	380,876	289,831
General and administrative	58,366	52,096	170,790	148,530
Costs of acquisitions not consummated	—	—	8,807	—
Total expenses	630,082	500,460	1,754,330	1,434,711
Operating income	222,954	175,471	627,835	543,777
Income (loss) applicable to Alexander’s	12,111	(3,586)	35,114	7,569
(Loss) income applicable to Toys “R” Us	(20,289)	(40,699)	18,343	4,177
Income from partially owned entities	13,901	23,010	31,599	43,696
Interest and other investment income	56,906	98,092	231,890	137,186
Interest and debt expense (including amortization of deferred financing costs of $3,706 and $4,257 in each three month period, respectively, and $11,702 and $11,391 in each nine month period, respectively)	(165,889)	(115,280)	(469,659)	(339,118)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	1,012	8,032	17,699	65,527
Minority interest of partially owned entities	3,587	2,534	11,819	5,378
Income before income taxes	124,293	147,574	504,640	468,192
Provision for income taxes	(3,048)	(382)	(6,815)	(2,362)
Income from continuing operations	121,245	147,192	497,825	465,830
Income from discontinued operations, net of minority interest	24,655	577	24,592	37,865
Income before allocation to minority limited partners	145,900	147,769	522,417	503,695
Minority limited partners’ interest in the Operating Partnership	(10,241)	(13,103)	(44,270)	(46,301)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	(6,683)	(14,455)	(17,030)
Net income	130,841	127,983	463,692	440,364
Preferred share dividends	(14,295)	(14,351)	(42,886)	(43,162)
NET INCOME applicable to common shares	$116,546	$113,632	$420,806	$397,202

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net of minority interest	$0.61	$0.80	$2.61	$2.54
Income from discontinued operations, net of minority interest	0.16	—	0.16	0.27
Net income per common share	$0.77	$0.80	$2.77	$2.81

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net of minority interest	$0.58	$0.76	$2.50	$2.41
Income from discontinued operations, net of minority interest	0.16	—	0.15	0.25
Net income per common share	$0.74	$0.76	$2.65	$2.66

DIVIDENDS PER COMMON SHARE	$0.85	$0.80	$2.55	$2.40

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
(Amounts in thousands)	2007	2006
Cash Flows from Operating Activities:
Net income	$463,692	$440,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	392,578	302,869
Net gains from derivative positions	(100,060)	(65,589)
Equity in income of partially owned entities, including Alexander’s and Toys	(85,056)	(55,442)
Straight-lining of rental income	(58,492)	(47,688)
Amortization of below market leases, net	(58,810)	(15,558)
Minority limited partners’ interest in the Operating Partnership	47,010	46,302
Net gains on dispositions of wholly owned and partially owned assets other than depreciable real estate	(17,699)	(65,527)
Distributions of income from partially owned entities, including Alexander’s and Toys	18,047	27,518
Perpetual preferred unit distributions of the Operating Partnership	14,455	15,905
Costs of acquisitions not consummated	8,807	—
Minority interest of partially owned entities	(11,819)	(5,378)
Loss on early extinguishment of debt and write-off of unamortized financing costs	7,670	15,596
Other non-cash adjustments	14,311	3,977
Net gains on sale of real estate	(27,745)	(33,769)
Write-off of issuance costs of preferred units redeemed	—	1,125
Changes in operating assets and liabilities:
Accounts receivable, net	(17,899)	33,047
Accounts payable and accrued expenses	(20,242)	(48,222)
Other assets	(75,330)	(88,536)
Other liabilities	(6,325)	25,844
Net cash provided by operating activities	487,093	486,838
Cash Flows from Investing Activities:
Acquisitions of real estate and other	(2,775,982)	(577,399)
Investments in partially owned entities	(201,432)	(112,729)
Investments in notes and mortgage loans receivable	(211,942)	(361,841)
Purchases of marketable securities	(152,683)	(83,698)
Development costs and construction in progress	(231,575)	(156,051)
Proceeds received from repayment of notes and mortgage loans receivable	126,629	169,746
Additions to real estate	(108,935)	(139,751)
Proceeds from sales of, and return of investment in, marketable securities	57,341	157,363
Deposits in connection with real estate acquisitions, including pre-acquisition costs	(21,231)	(21,676)
(Increase) decrease in restricted cash balances, primarily mortgage escrows	(13,245)	2,527
Distributions of capital from partially owned entities, including Alexander’s and Toys	13,315	108,779
Proceeds received from Officer loan repayment	2,000	—
Proceeds from sales of real estate	217,941	110,388
Proceeds received on settlement of derivatives (primarily McDonalds and Sears Holdings)	234,242	135,028
Net cash used in investing activities	(3,065,557)	(769,314)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

(Amounts in thousands)	For The Nine Months Ended September 30,
	2007	2006
Cash Flows from Financing Activities:
Proceeds from borrowings	2,517,105	1,807,091
Repayments of borrowings	(727,730)	(802,785)
Dividends paid on common shares	(387,268)	(339,844)
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(109,092)	(174,254)
Distributions to minority partners	(62,169)	(65,303)
Dividends paid on preferred shares	(42,940)	(43,257)
Debt issuance costs	(13,229)	(15,166)
Proceeds from exercise of share options and other	4,744	9,510
Proceeds from issuance of preferred shares and units	—	43,862
Redemption of perpetual preferred shares and units	—	(45,000)
Net cash provided by financing activities	1,179,421	374,854
Net (decrease) increase in cash and cash equivalents	(1,399,043)	92,378
Cash and cash equivalents at beginning of period	2,233,317	294,504
Cash and cash equivalents at end of period	$834,274	$386,882

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $38,013 and $16,014)	$457,669	$321,676
Cash payments for income taxes	$25,969	$3,822

Non-Cash Transactions:
Financing assumed in acquisitions	$1,326,514	$283,695
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	109,092	174,254
Mortgage notes payable legally defeased	104,571	163,620
Conversion of Class A Operating Partnership units to common shares	41,390	22,458
Unrealized net (loss) gain on securities available for sale	(32,889)	22,089
Operating partnership units issued in connection with acquisitions	22,382	—
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

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). All references to “our,” “we,” “us,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries. We are the sole general partner of, and owned approximately 90.0% of the common limited partnership interest in, the Operating Partnership at September 30, 2007.

Substantially all of Vornado Realty Trust’s assets are held through subsidiaries of the Operating Partnership. Accordingly, Vornado Realty Trust’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.

2.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of Vornado and the Operating Partnership, as well as certain partially owned entities in which we own more than 50%, unless a partner has shared board and management representation and substantive participation rights on all significant business decisions, or 50% or less when (i) we are the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”), or (ii) when we are a general partner that meets the criteria under Emerging Issues Task Force (“EITF”) Issue No. 04-5. We consolidate our 47.6% investment in AmeriCold Realty Trust because we have the contractual right to appoint three out of five members of its Board of Trustees, and therefore determined that we have a controlling interest. All significant inter-company amounts have been eliminated. Equity interests in partially owned entities are accounted for under the equity method of accounting when they do not meet the criteria for consolidation and our ownership interest is greater than 20%. When partially owned investments are in partnership form, the 20% threshold for equity method accounting is generally reduced to 3% to 5%, based on our ability to influence the operating and financial policies of the partnership. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Investments in partially-owned entities that do not meet the criteria for consolidation or for equity method accounting are accounted for on the cost method.

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

On August 31, 2007, the FASB issued a proposed FASB Staff Position (the “proposed FSP”) that affects the accounting for our convertible and exchangeable senior debentures and Series D-13 convertible preferred units. The proposed FSP requires the initial proceeds from the sale of our convertible and exchangeable senior debentures and Series D-13 convertible preferred units to be allocated between a liability component and an equity component. The resulting discount must be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The proposed FSP, if adopted, would be effective for fiscal years beginning after December 15, 2007 and would require retroactive application. The adoption of the proposed FSP on January 1, 2008 would result in the recognition of an aggregate unamortized debt discount of $190,697,000 (as of September 30, 2007) on our consolidated balance sheet and additional interest expense on our consolidated statements of income. Our current estimate of the incremental interest expense, net of minority interest, for each reporting period is as follows:

(Amounts in thousands)
For the year ended December 31:
2005	$3,405
2006	$6,065
2007	$28,590
2008	$35,721
2009	$37,856
2010	$40,114
2011	$41,112
2012	$8,192
For the three months ended:
March 31, 2007	$3,127
June 30, 2007	$8,344
September 30, 2007	$8,487

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Acquisitions and Dispositions

Acquisitions:

100 West 33rd Street, New York City (the “Manhattan Mall”)

On January 10, 2007, we acquired the Manhattan Mall for approximately $689,000,000 in cash. This mixed-use property is located on the entire Sixth Avenue block-front between 32nd and 33rd Streets in Manhattan and contains approximately 1,000,000 square feet, including 812,000 square feet of office space and 164,000 square feet of retail space. Included as part of the acquisition were 250,000 square feet of additional air rights. The property is adjacent to our Hotel Pennsylvania. At closing, we completed a $232,000,000 financing secured by the property, which bears interest at LIBOR plus 0.55% (5.67% at September 30, 2007) and matures in two years with three one-year extension options. The operations of the office component of the property are included in the New York Office segment and the operations of the retail component are included in the Retail segment. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Bruckner Plaza, Bronx, New York

On January 11, 2007, we acquired the Bruckner Plaza shopping center, containing 386,000 square feet, for approximately $165,000,000 in cash. Also included as part of the acquisition was an adjacent parcel which is ground leased to a third party. The property is located on Bruckner Boulevard in the Bronx, New York. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

1290 Avenue of the Americas and 555 California Street

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas, a 2,000,000 square foot Manhattan office building, located on the block-front between 51st and 52nd Street on Avenue of the Americas, and the 3- building 555 California Street complex (“555 California Street”) containing 1,800,000 square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district. The purchase price for our 70% interest in the real estate was approximately $1.8 billion, consisting of $1.0 billion of cash and $797,000,000 of existing debt. Our share of the debt is comprised of $308,000,000 secured by 1290 Avenue of the Americas and $489,000,000 secured by 555 California Street. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of, and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied various of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records.  In a decision dated October 1, 2007, the Court determined that Mr. Trump already received access to the books and records to which he was entitled, with the exception of certain documents which the general partners have requested from third parties but have not yet been received. Mr. Trump has sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.

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

Our initial valuation of the assets and liabilities acquired (70% interest) is preliminary and subject to change within the one-year period from the date of closing as additional valuation information becomes available.

The following table presents our pro forma condensed consolidated statements of income for the three and nine months ended September 30, 2006 and the nine months ended September 30, 2007, as if the above transaction occurred on January 1, 2006. The unaudited pro forma information is not necessarily indicative of what our actual results would have been had the transaction been consummated on January 1, 2006, nor does it represent the results of operations for any future periods. In our opinion all adjustments necessary to reflect this transaction have been made.

	Actual	Pro forma
Condensed Consolidated Statements of Income	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	September 30, 2007	September 30, 2006	2007	2006
Revenues	$853,036	$741,511	$2,480,783	$2,174,124
Income before allocation to limited partners	$145,900	$136,838	$478,788	$468,708
Minority limited partners’ interest in the Operating Partnership	(10,241)	(12,046)	(39,802)	(42,697)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	(6,683)	(14,455)	(17,030)
Net income	130,841	118,109	424,531	408,981
Preferred share dividends	(14,295)	(14,351)	(42,886)	(43,162)
Net income applicable to common shares	$116,546	$103,758	$381,645	$365,819
Net income per common share – basic	$0.77	$0.73	$2.52	$2.59
Net income per common share - diluted	$0.74	$0.69	$2.41	$2.45

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

Further, we agreed to sell approximately 19.6 of the 34 acres of land to one of the existing ground lessees in two closings over a two-year period for approximately $220,000,000. On May 11, 2007, we closed on the sale of 11 of the 19.6 acres for $104,000,000 and received $5,000,000 in cash and a $99,000,000 note due December 31, 2007. On September 28, 2007, the buyer pre-paid the note in cash and we recognized the net gain on sale of $4,803,000. The balance of the net gain of $11,028,000, representing deferred taxes will be reversed and recognized as income in the first quarter of 2008 when H Street and its affiliates elect to be taxed as REITs. In April 2007, we received letters from the two remaining ground lessees claiming a right of first offer on the sale of the land, one of which has since retracted its letter and reserved its rights under the lease.

Our total purchase price for 100% of the assets we will own, after the anticipated proceeds from the land sales, is $409,000,000, consisting of $286,000,000 in cash and $123,000,000 of existing mortgages.

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

India Property Fund LP

In 2005 and 2006, we invested $94,200,000 in two joint ventures established to acquire, manage and develop real estate in India. On June 14, 2007, we committed to contribute $95,000,000 to a third venture, the India Property Fund, LP (the “Fund”), also established to acquire, manage and develop real estate in India. We satisfied $77,000,000 of our commitment by contributing our interest in one of the above mentioned joint ventures to the Fund. The Fund will seek to raise additional equity. As of September 30, 2007, we own 95% of the Fund and therefore consolidate the accounts of the Fund into our consolidated financial statements, pursuant to the requirements of FIN 46 R.

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

Dispositions:

Vineland, New Jersey Shopping Center Property

On July 16, 2007, we sold our Vineland, New Jersey shopping center property for $2,774,000 in cash, which resulted in a net gain of $1,708,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Acquisitions and Dispositions - continued

BNA Complex

On August 9, 2007, we completed our previously announced sale of Crystal Mall Two, a 277,000 square foot office building located at 1801 South Bell Street in Crystal City, to The Bureau of National Affairs, Inc. (“BNA”), and simultaneously completed the acquisition of a three building complex from BNA. The three buildings acquired contain approximately 300,000 square feet and are located in Washington’s West End between Georgetown and the Central Business District. Vornado received sales proceeds of approximately $103,600,000 from BNA and recognized a net gain of $19,893,000. All of the proceeds from the sale were reinvested in a tax-free “like-kind” exchange in accordance with Section 1031 of the Internal Revenue Code (“Section 1031”). Vornado paid BNA $111,000,000 for the three buildings acquired. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

Arlington Plaza

On October 17, 2007, we sold Arlington Plaza, a 188,000 square foot office building located in Arlington, Virginia for $71,500,000, resulting in a gain of $33,900,000 which will be recognized in the fourth quarter of 2007.

5.	Derivative Instruments and Related Marketable Securities

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

As of September 30, 2007, we owned 858,000 common shares of McDonalds. These shares are recorded as marketable equity securities on our consolidated balance sheets and are classified as “available for sale.” Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of our consolidated balance sheets and not recognized in income. At September 30, 2007, based on McDonalds’ September 28, 2007 closing stock price of $54.47 per share, $21,388,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income” on our consolidated balance sheet. During October 2007, we sold all of the McDonalds common shares at a weighted average price of $56.45 per share, resulting in a net gain of $23,090,000 which will be recognized in the fourth quarter of 2007.

In addition to the above, at July 1, 2007, we owned 13,695,500 McDonalds common shares (“option shares”) through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. The option shares had a weighted-average strike price of $32.70 per share, or an aggregate of $447,822,000, expired on various dates between July 30, 2007 and September 10, 2007 and provided for net cash settlement. During the three months ended September 30, 2007, we settled 10,118,800 option shares and received $234,242,000 in cash. At September 30, 2007, there were 3,576,700 option shares remaining in the derivative position at a price of $54.47 per share. During the three months ended September 30, 2007, we recognized a net gain of $28,190,000 as a result of the above transactions. The aggregate net gain recognized for the nine months ended September 30, 2007 was $102,803,000. During the three and nine months ended September 30, 2006, we recognized net gains of $68,796,000 and $60,581,000, respectively.

In October 2007, we settled all of the remaining option shares at a weighted average price of $56.24 per share, resulting in a net gain of $6,018,000 which will be recognized in the fourth quarter of 2007.

The aggregate net gain realized from inception of our investments in McDonalds in 2005 through final settlement in October 2007 was $289,414,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of September 30, 2007, we own 32.8% of Toys. Below is a summary of Toys’ latest available financial information.

(Amounts in thousands)
Balance Sheet:	As of August 4, 2007	As of July 29, 2006
Total Assets	$11,255,700	$12,515,000
Total Liabilities	$10,212,800	$11,390,000
Total Equity	$1,042,900	$1,125,000

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Total Revenues	$2,605,000	$2,413,000	$10,865,000	$9,688,000
Net (Loss) Income	$(70,700)	$(127,000)	$40,400	$(11,000)

The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.8% share of Toys’ net income or loss on a one-quarter lag basis.

Alexander’s (NYSE: ALX)

As of September 30, 2007, we own 32.8% of the outstanding common stock of Alexander’s. We manage, lease and develop Alexander’s properties pursuant to agreements, which expire in March of each year and are automatically renewable. As of September 30, 2007, Alexander’s owed us $39,368,000 for fees under these agreements.

As of September 30, 2007, the market value of our investment in Alexander’s was $637,643,000, based on Alexander’s September 28, 2007 closing share price of $385.50.

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

As of September 30, 2007, we own 8,149,593 limited partnership units of Lexington MLP, or a 7.3% ownership interest. We record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Accordingly, our “equity in net income or loss from partially owned entities” for the three months ended September 30, 2007 includes our share of Lexington MLP’s net income for its three months ended June 30, 2007.

As of September 30, 2007, the market value of our investment in Lexington MLP based on Lexington’s September 28, 2007 closing share price of $20.01, was $163,073,000, or $17,238,000 below the carrying amount on our consolidated balance sheet. We have concluded that as of September 30, 2007, the decline in the value of our investment is not “other-than-temporary.”

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

GMH Communities L.P. (“GMH”)

As of September 30, 2007, we own 7,337,857 limited partnership units (which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), a real estate investment trust that conducts its business through GMH and of which it is the sole general partner) and 2,517,247 common shares of GCT, or 13.5% of the limited partnership interest of GMH. We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. Accordingly, our “equity in net income or loss from partially owned entities” for the three months ended September 30, 2007 includes our share of GMH’s net income for its three months ended June 30, 2007.

As of September 30, 2007, the market value of our investment in GMH and GCT based on GCT’s September 28, 2007 closing share price of $7.75, was $76,377,000, or $27,473,000 below the carrying amount on our consolidated balance sheet. We have concluded that as of September 30, 2007, the decline in the value of our investment is not “other-than-temporary.”

Downtown Crossing Joint Venture

On January 26, 2007, a joint venture in which we have a 50% interest acquired the Filene’s property located in the Downtown Crossing district of Boston, Massachusetts for approximately $100,000,000 in cash, of which our share was $50,000,000. The venture plans to redevelop the property to include over 1,200,000 square feet, consisting of office, retail, condominium apartments and a hotel. The project is subject to governmental approvals. Our investment in the joint venture is accounted for under the equity method.

`

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

The carrying amount of our investments in partially owned entities and income (loss) recognized from such investments are as follows:

Investments: (Amounts in thousands)	As of September 30, 2007	As of December 31, 2006
Toys	$331,129	$317,145
H Street non-consolidated subsidiaries (see page 11)	$—	$189,516
Lexington MLP, formerly Newkirk MLP	180,311	184,961
Partially Owned Office Buildings (1)	162,106	150,954
Alexander’s	108,976	82,114
GMH	103,850	103,302
India Real Estate Ventures	99,361	93,716
Beverly Connection Joint Venture	90,305	82,101
Other Equity Method Investments	423,030	249,005
	$1,167,939	$1,135,669

Our Share of Net Income (Loss): (Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Toys:	2007	2006	2007		2006
32.8% in 2007 and 32.9% in 2006 share of equity in net (loss) income	$(21,997)	$(41,720)	$13,493		$(3,614)
Interest and other income	1,708	1,021	4,850		7,791
	$(20,289)	$(40,699)	$18,343		$4,177
Alexander’s:
32.8% in 2007 and 33.0% in 2006 share of:
Equity in net income before net gain on sale of condominiums and stock appreciation rights compensation expense	$5,508	$4,580	$16,277		$13,176
Stock appreciation rights compensation income (expense)	3,075	(10,797)	8,991		(18,356)
Net gain on sale of condominiums	—	—	—		4,580
Equity in net income	8,583	(6,217)	25,268		(600)
Management and leasing fees	2,255	2,471	6,777		7,604
Development and guarantee fees	1,273	160	3,069		565
	$12,111	$(3,586)	$35,114		$7,569
H Street Non-Consolidated Subsidiaries:
50% share of equity in net income	$—	$4,065 (3)	$5,923	(2)	$8,376 (3)

Beverly Connection:
50% share of equity in net loss	(1,287)	(1,844)	(3,676)		(7,867)
Interest and fee income	3,885	2,862	8,492		9,199
	2,598	1,018	4,816		1,332
GMH:
13.5% share of equity in net income	5,709	15	5,428		15

Lexington MLP, formerly Newkirk MLP:
7.3% in 2007 and 15.8% in 2006 share of equity in net income	1,726	13,604 (4)	1,484		22,177 (4)

Other	3,868	4,308	13,948		11,796
	$13,901	$23,010	$31,599		$43,696

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

(2)

Represents our 50% share of equity in net income from January 1, 2007 through April 29, 2007. On April 30, 2007, we acquired the remaining 50% interest of these entities and began to consolidate the accounts into our consolidated financial statements and no longer account for this investment under the equity method on a one-quarter lag basis. For further details see footnote 4. Acquisitions and Dispositions.

(3)

Prior to the quarter ended June 30, 2006, two 50% owned entities that were contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their earnings. During the three and nine months ended September 30, 2006, we recognized equity in net income of $4,065 and $8,376, respectively, from these entities of which $1,083 and $3,890, respectively, was for the periods from July 20, 2005 (date of acquisition) to December 31, 2005.

(4)	Includes $10,842 for our share of net gains on sale of real estate.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

Below is a summary of the debt of partially owned entities as of September 30, 2007 and December 31, 2006, none of which is guaranteed by us.

	100% of Partially Owned Entities Debt
(Amounts in thousands)	September 30, 2007	December 31, 2006
Toys (32.8% interest):
$1.3 billion senior credit facility, due 2008, LIBOR plus 3.00% (8.67% at September 30, 2007)	$1,300,000	$1,300,000
$2.0 billion credit facility, due 2010, LIBOR plus 1.00% - 3.75%	65,000	836,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (9.67% at September 30, 2007)	801,000	800,000
Mortgage loan, due 2010, LIBOR plus 1.30% (7.06% at September 30, 2007)	800,000	800,000
Senior U.K. real estate facility, due 2013, with interest at 5.02%	724,000	676,000
7.625% bonds, due 2011 (Face value – $500,000)	480,000	477,000
7.875% senior notes, due 2013 (Face value – $400,000)	372,000	369,000
7.375% senior notes, due 2018 (Face value – $400,000)	330,000	328,000
$181 million unsecured loan facility, due 2012, LIBOR + 5.00% (10.80% at September 30, 2007)	180,000	—
Toys “R” Us - Japan short-term borrowings, due 2007, tiered rates (weighted average rate of 0.91% at September 30, 2007)	235,000	285,000
8.750% debentures, due 2021 (Face value – $22,000)	21,000	193,000
4.51% Spanish real estate facility, due 2012	183,000	171,000
Toys “R” Us - Japan bank loans, due 2007-2020, 1.20% - 2.80%	161,000	156,000
6.84% Junior U.K. real estate facility, due 2013	129,000	118,000
4.51% French real estate facility, due 2012	88,000	83,000
Note at an effective cost of 2.23% due in semi-annual installments through 2008	32,000	50,000
$200 million asset sale facility, due 2008, LIBOR plus 3.00% - 4.00% (9.14% at September 30, 2007)	35,000	44,000
Multi-currency revolving credit facility, due 2010, LIBOR plus 1.50% - 2.00%	38,000	190,000
Other	39,000	39,000
	6,013,000	6,915,000
Alexander’s (32.8% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable without penalty)	386,123	393,233
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty)	320,000	320,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	204,411	207,130
Rego Park mortgage note payable, due in June 2009, with interest at 7.25% (prepayable without penalty after March 2009)	79,507	80,135
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,058,041	1,068,498
Lexington MLP (formerly Newkirk MLP) (7.3% interest in 2007 and 15.8% interest in 2006): Portion of first mortgages collateralized by the partnership’s real estate, due from 2007 to 2024, with a weighted average interest rate of 5.91% (various prepayment terms)	3,251,206	2,101,104

GMH (13.5% interest): Mortgage notes payable, collateralized by 64 properties, due from 2008 to 2027, with a weighted average interest rate of 5.50% (various prepayment terms)	1,050,327	957,788

H Street non-consolidated entities (9.78% interest): Mortgage notes payable, collateralized by 3 properties, due from 2007 to 2029, with a weighted average interest rate of 7.29% (various prepayment terms)	236,573	351,584

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

(Amounts in thousands)	100% of Partially Owned Entities Debt
Partially owned office buildings:	September 30, 2007	December 31, 2006
Kaempfer Properties (2.5% to 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2011 to 2031, with a weighted average interest rate of 6.84% at September 30, 2007 (various prepayment terms)	$144,640	$145,640
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	64,330	65,178
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	21,898	22,159
Rosslyn Plaza (46% interest) mortgage note payable, due in November 2007, with interest at 7.27% (prepayable without penalty)	56,858	57,396
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	29,000

Verde Realty Master Limited Partnership (8.51% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2025, with a weighted average interest rate of 6.14% at September 30, 2007 (various prepayment terms)	304,044	311,133

Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable with yield maintenance)	165,000	165,000

Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2015, with a weighted average interest rate of 5.73% (various prepayment terms)	255,705	201,556

San Jose, California Ground-up Development (45% interest) construction loan, due in March 2009, with a one-year extension option and interest at LIBOR plus 1.75% (7.32% at September 30, 2007)	70,212	50,659

Beverly Connection (50% interest) mortgage and mezzanine loans payable, due in March 2008 and July 2008, with a weighted average interest rate of 10.09%, $70,000 of which is due to Vornado (prepayable with yield maintenance)	170,000	170,000

TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2007 to 2022, with a weighted average interest rate of 12.47% at September 30, 2007 (various prepayment terms)	127,042	45,601

478-486 Broadway (50% interest in 2006) mortgage note payable – 100% owned and consolidated as of September 25, 2007	—	20,000

Wells/Kinzie Garage (50% interest) mortgage note payable, due in June 2009, with interest at 7.03%	14,507	14,756

Orleans Hubbard Garage (50% interest) mortgage note payable, due in April 2009, with interest at 7.03%	9,099	9,257

Other	38,079	23,656

Based on our ownership interest in the partially-owned entities above, our pro rata share of the debt of these partially-owned entities was $3,104,451,000 and $3,323,007,000 as of September 30, 2007 and December 31, 2006, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Notes and Mortgage Loans Receivable

Blackstone/Equity Office Properties Loan

On March 29, 2007, we acquired a 9.4% interest in a $772,600,000 mezzanine loan for $72,400,000 in cash. During April and May of 2007, we were repaid the $72,400,000 outstanding balance of the loan.

Fortress Loan

In 2006, we acquired bonds for $99,500,000 in cash, representing a 7% interest in two margin loans aggregating $1.430 billion. On March 30, 2007, we were repaid $35,348,000. On July 10, 2007 and October 2, 2007, we were repaid an additional $13,221,000 and $13,290,000, respectively. The remaining balance of $37,641,000, is due in December 2007.

MPH Mezzanine Loans

On June 5, 2007, we acquired a 42% interest in two mezzanine loans totaling $158,700,000, for $66,403,000 in cash. The loans bear interest at LIBOR plus 5.32% (10.44% at September 30, 2007) and mature in February 2008. The loans are subordinate to $2.9 billion of other debt and are secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56.

Manhattan House Loan

On October 12, 2007, we were repaid the $42,000,000 outstanding balance of the Manhattan House mezzanine loan.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.	Identified Intangible Assets, Intangible Liabilities and Goodwill

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases), intangible liabilities (acquired below market leases) and goodwill as of September 30, 2007 and December 31, 2006.

(Amounts in thousands)	September 30, 2007	December 31, 2006

Identified intangible assets (included in other assets):
Gross amount	$780,082	$393,524
Accumulated amortization	(148,521)	(89,915)
Net	$631,561	$303,609
Goodwill (included in other assets):
Gross amount	$7,281	$7,281
Identified intangible liabilities (included in deferred credit):
Gross amount	$983,275	$359,407
Accumulated amortization	(138,064)	(62,571)
Net	$845,211	$296,836

Amortization of acquired below market leases, net of acquired above market leases (a component of rental income) was $24,488,000 and $58,810,000 for the three and nine months ended September 30, 2007, respectively, and $7,087,000 and $15,164,000 for the three and nine months ended September 30, 2006, respectively. The estimated annual amortization of acquired below market leases, net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2008	$89,187
2009	76,569
2010	69,421
2011	66,085
2012	50,279

The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2008	$63,336
2009	61,972
2010	59,871
2011	57,760
2012	52,537

We are a tenant under ground leases for certain properties acquired during 2006 and 2007. Amortization of these acquired below market leases net of acquired above market leases resulted in an increase to rent expense of $394,000 and $1,183,000 for the three and nine months ended September 30, 2007, respectively. The estimated annual amortization of these below market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2008	$1,577
2009	1,577
2010	1,577
2011	1,577
2012	1,577

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt
(Amounts in thousands)		Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity	September 30, 2007	September 30, 2007	December 31, 2006
Fixed Interest:
New York Office:
1290 Avenue of the Americas	09/12	5.97%	$456,511	$—
350 Park Avenue	01/12	5.48%	430,000	430,000
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	293,138	296,428
909 Third Avenue	04/15	5.64%	218,053	220,314
Eleven Penn Plaza	12/14	5.20%	211,159	213,651
866 UN Plaza (1)	N/A	N/A	—	45,467

Washington DC Office:
Skyline Place (2)	02/17	5.74%	678,000	155,358
Warner Building	05/16	6.26%	292,700	292,700
Crystal Gateway 1-4 and Crystal Square 5	10/10-08/13	6.75%-7.09%	204,867	207,389
Crystal Park 1-4 (3)	09/08-08/13	6.66%-7.08%	151,250	201,012
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	134,390	136,317
Bowen Building	06/16	6.14%	115,022	115,022
H Street (4)	06/29	4.88%	110,003	—
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	90,043	91,232
Courthouse Plaza 1 and 2	01/08	7.05%	73,305	74,413
Crystal Gateway N. and Arlington Plaza (5)	11/07	6.77%	51,689	52,605
1750 Pennsylvania Avenue	06/12	7.26%	47,360	47,803
Crystal Malls 1, 3 and 4	12/11	6.91%	37,395	42,675

Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	457,765	463,135
Springfield Mall (including present value of purchase option of $70,767)	04/13	5.45%	259,579	262,391
Green Acres Mall	02/08	6.75%	138,122	140,391
Montehiedra Town Center	06/16	6.04%	120,000	120,000
Broadway Mall	06/13	5.30%	97,587	99,154
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	62,457	63,403
Other retail properties	05/09-10/18	4.00%-7.40%	86,812	50,450

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex	08/16	6.34%	221,293	220,000
Boston Design Center	09/15	5.02%	72,000	72,000
Washington Design Center	11/11	6.95%	45,848	46,328

Temperature Controlled Logistics:
Cross collateralized mortgages payable on 50 properties	02/11-12/16	5.48%	1,055,746	1,055,712

Other:
555 California Street	05/10-08/11	5.97%	719,312	—
Industrial Warehouses (6)	10/11	6.95%	25,751	47,179
Total Fixed Interest Notes and Mortgages Payable		5.94%	8,351,711	6,657,083

_______________________

See notes on page 23.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt - continued

(Amounts in thousands)			Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity	Spread over LIBOR	September 30, 2007	September 30, 2007	December 31, 2006
Variable Interest:
New York Office:
100 West 33rd Street	02/09	L+55	6.30%	$232,000	$—
866 UN Plaza (1)	05/09	L+40	5.78%	44,978	—

Washington, DC Office:
Commerce Executive III, IV and V	07/08	L+55	6.22%	50,223	50,523
1999 K Street (7)	N/A	N/A	N/A	—	19,422

Other:
220 Central Park South	11/08	L+235-L+245	7.87%	122,990	122,990
India Property Fund $82.5 million secured revolving credit facility	03/08	L+80	6.16%	82,500	—
Other	07/08-04/10	Various	7.55%	49,131	36,866
Total Variable Interest Notes and Mortgages Payable			6.67%	581,822	229,801
Total Notes and Mortgages Payable			5.99%	$8,933,533	$6,886,884

Convertible Senior Debentures:
Due 2027 (8)	04/12 (10)		2.85%	$1,374,878	$—
Due 2026	11/11 (10)		3.63%	983,121	980,083
Total Convertible Senior Debentures			3.17%	$2,357,999	$980,083

Senior Unsecured Notes:
Senior unsecured notes due 2009	08/09		4.50%	$249,270	$248,984
Senior unsecured notes due 2010	12/10		4.75%	199,388	199,246
Senior unsecured notes due 2011	02/11		5.60%	249,844	249,808
Senior unsecured notes due 2007 (9)	N/A	N/A	N/A	—	498,562
Total senior unsecured notes			4.96%	$698,502	$1,196,600

Exchangeable Senior Debentures due 2025	04/12 (10)		3.88%	$492,450	$491,231

Unsecured Revolving Credit Facilities:
$1.595 billion unsecured revolving credit facility (11)	09/10	L+55	N/A	$—	$—
$1.000 billion unsecured revolving credit facility ($47,939 reserved for outstanding letters of credit) (12)	06/10	L+51	6.07%	94,000	—
Total Unsecured Revolving Credit Facilities			6.07%	$94,000	$—

AmeriCold $30 million secured revolving credit facility ($19,156 reserved for outstanding letters of credit)	10/08	L+175	N/A	$—	$—

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

(2)

On January 26, 2007, we completed a $678,000 financing of our Skyline Complex in Fairfax Virginia, consisting of eight office buildings containing 2,560,000 square feet. The loan bears interest only at 5.74% and matures in February 2017. We retained net proceeds of approximately $515,000 after repaying existing loans and closing costs, including $5,771 for prepayment penalties and defeasance costs which is included in “interest and debt expense” in the nine months ended September 30, 2007.

(3)	On March 30, 2007, we repaid the $47,011 balance of the Crystal Park 2 mortgage loan.

(4)	See Note 4. Acquisitions and Dispositions.

(5)	On October 11, 2007, we repaid the $51,678 balance of the Crystal Gateway N. and Arlington Plaza mortgage loan.

(6)

On July 3, 2007, we repaid $21,030 of the $46,837 outstanding balance of the mortgage loan which was secured by the Garfield, Edison and East Brunswick industrial warehouses. We incurred $1,701 for prepayment penalties and defeasance costs which is included in “interest and debt expense” in the quarter ended September 30, 2007.

(7)	On March 1, 2007, we repaid the $19,394 balance of the 1999 K Street mortgage loan.

(8)

On March 21, 2007, Vornado Realty Trust sold $1.4 billion aggregate principal amount of 2.85% convertible senior debentures due 2027, pursuant to an effective registration statement. The aggregate net proceeds from this offering, after underwriters’ discounts and expenses, were approximately $1.37 billion. The debentures are redeemable at our option beginning in 2012 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures in 2012, 2017, and 2022 and in certain other limited circumstances. The debentures are convertible, under certain circumstances, for cash and Vornado common shares at an initial conversion rate of 6.1553 common shares per one-thousand dollars of principal amount of debentures. The initial conversion price is $162.46, which represents a premium of 30% over the March 21, 2007 closing price of $124.97 for our common shares. The principal amount of debentures will be settled for cash and the amount in excess of the principal defined as the conversion value will be settled in cash or, at our election, Vornado common shares.

We are amortizing the underwriters’ discount on a straight-line basis (which approximates the interest method) over the period from the date of issuance to the date of earliest redemption of April 1, 2012. Because the conversion option associated with the debentures, when analyzed as a freestanding instrument, meets the criteria to be classified as equity specified by paragraphs 12 to 32 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Common Stock,” separate accounting for the conversion option under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” is not appropriate.

The net proceeds of the offering were contributed to the Operating Partnership in the form of an inter-company loan and the Operating Partnership guaranteed the payment of the debentures.

(9)	On May 11, 2007, we redeemed our $500,000 5.625% senior unsecured notes at the face amount plus accrued interest.

(10)	Represents the earliest date the holders can require us to repurchase the debentures.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt - continued

Notes to preceding tabular information - continued:

($ in thousands, except per share amounts)

(11)

On September 28, 2007, the Operating Partnership entered into a new $1.510 billion unsecured revolving credit facility, which was increased by $85,000 on October 12, 2007 and can be increased up to $2.0 billion during the initial term. The new facility has a three-year term with two one-year extension options, bears interest at LIBOR plus 55 basis points (5.67% at September 30, 2007), based on our current credit ratings and requires the payment of an annual facility fee of 15 basis points. Together with the existing $1.0 billion credit facility, we have an aggregate of $2.595 billion of unsecured revolving credit. Vornado is the guarantor of the Operating Partnership’s obligations under both revolving credit agreements.

The existing $1.0 billion credit facility’s financial covenants have been modified to conform to the financial covenants under the new agreement. Significant modifications include (i) changing the definition of Capitalization Value to exclude corporate unallocated general and administrative expenses and to reduce the capitalization rate to 6.5% from 7.5%, and (ii) changing the definition of Total Outstanding Indebtedness to exclude indebtedness of unconsolidated joint ventures. Under the new agreement, “Equity Value” may not be less than Three Billion Dollars; “Total Outstanding Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value;” the ratio of “Combined EBITDA” to “Fixed Charges,” each measured as of the most recently ended calendar quarter, may not be less than 1.40 to 1.00; the ratio of “Unencumbered Combined EBITDA” to “Unsecured Interest Expense,” each measured as of the most recently ended calendar quarter, may not be less than 1.50 to 1.00; at any time, “Unsecured Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value of Unencumbered Assets;” and the ratio of “Secured Indebtedness” to “Capitalization Value,” each measured as of the most recently ended calendar quarter, may not exceed fifty percent (50%). The new agreement also contains standard representations and warranties and other covenants. The terms in quotations in this paragraph are all defined in the new agreement, which was filed as an exhibit to our Current Report on Form 8-K dated September 28, 2007, filed on October 4, 2007.

(12)	Requires the payment of an annual facility fee of 15 basis points.

10.	Fee and Other Income

The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Tenant cleaning fees	$13,028	$8,818	$33,398	$24,471
Management and leasing fees	2,891	2,651	12,894	7,833
Lease termination fees	1,575	7,522	6,310	17,911
Other income	10,531	9,008	29,318	21,018
	$28,025	$27,999	$81,920	$71,233

Fee and other income above include management fee income from Interstate Properties, a related party, of $183,000 and $223,000 in the three months ended September 30, 2007 and 2006, respectively and $593,000 and $605,000 in the nine months ended September 30, 2007 and 2006, respectively. The above table excludes fee income from partially owned entities, which is included in income from partially owned entities (see Note 6 – Investments in Partially-Owned Entities).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.	Discontinued Operations

During the three months ended September 30, 2007, we classified our Crystal Mall Two and Arlington Plaza Washington D.C. office properties as discontinued operations. See Note 4. Acquisitions and Dispositions for details. The following table sets forth the assets and liabilities related to discontinued operations at September 30, 2007 and December 31, 2006. Assets related to discontinued operations consist primarily of the net book value of real estate. Liabilities related to discontinued operations consist primarily of below market lease intangibles and deferred tax liabilities established at acquisition.

(Amounts in thousands)	Assets related to Discontinued Operations as of		Liabilities related to Discontinued Operations as of
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
H Street – land subject to ground leases	$108,497	$23,696	$—	$10,973
Arlington Plaza (sold on October 17, 2007)	37,030	35,459	—	—
Crystal Mall Two (sold on August 9, 2007)	—	55,580	—	—
Vineland, New Jersey (sold on July 16, 2007)	—	908	—	—
Total	$145,527	$115,643	$—	$10,973

The following table sets forth the combined results of operations related to discontinued operations for the three and nine months ended September 30, 2007 and 2006.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$334	$2,608	$1,746	$12,820
Expenses	3,424	2,031	4,899	8,724
Net (loss) income	(3,090)	577	(3,153)	4,096
Net gain on sale of Crystal Mall Two	19,893	—	19,893	—
Net gain on sale of H Street land	4,803	—	4,803	—
Net gain on sale of Vineland, NJ	1,708	—	1,708	—
Net gain on sale of 1919 South Eads Street	—	—	—	17,609
Net gain on sale of 424 Sixth Avenue	—	—	—	9,218
Net gain on sale of 33 North Dearborn Street	—	—	—	4,835
Net gain on disposition of other real estate	1,341	—	1,341	2,107
Income from discontinued operations, net of minority interest	$24,655	$577	$24,592	$37,865

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.	Income Per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of (i) basic income per common share - which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income per common share - which includes the weighted average common shares and potentially dilutive share equivalents. Potentially dilutive share equivalents include our Series A convertible preferred shares, employee stock options and restricted share awards, exchangeable senior debentures due 2025 as well as Class A Operating Partnership units owned by minority partners and convertible preferred units.

(Amounts in thousands, except per share amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006

Numerator:
Income from continuing operations, net of minority interest in the Operating Partnership	$106,186	$127,406	$439,100	$402,499
Income from discontinued operations, net of minority interest	24,655	577	24,592	37,865
Net income	130,841	127,983	463,692	440,364
Preferred share dividends	(14,295)	(14,351)	(42,886)	(43,162)
Numerator for basic income per share – net income applicable to common shares	116,546	113,632	420,806	397,202
Impact of assumed conversions:
Convertible preferred share dividends	68	139	588	508
Numerator for diluted income per share – net income applicable to common shares	$116,614	$113,771	$421,394	$397,710

Denominator:
Denominator for basic income per share – weighted average shares	151,990	141,684	151,739	141,413
Effect of dilutive securities (1):
Employee stock options and restricted share awards	6,407	8,174	6,742	7,935
Convertible preferred shares	116	238	264	289
Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	158,513	150,096	158,745	149,637

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net of minority interest	$0.61	$0.80	$2.61	$2.54
Income from discontinued operations, net of minority interest	0.16	—	0.16	0.27
Net income per common share	$0.77	$0.80	$2.77	$2.81

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net of minority interest	$0.58	$0.76	$2.50	$2.41
Income from discontinued operations, net of minority interest	0.16	—	0.15	0.25
Net income per common share	$0.74	$0.76	$2.65	$2.66

__________________

(1)

The effect of dilutive securities above excludes anti-dilutive weighted average common share equivalents. In the three and nine months ended September 30, 2007, there were 22,145 and 22,014 anti-dilutive weighted average common share equivalents, respectively. In the three and nine months ended September 30, 2006, there were 21,904 and 21,934 anti-dilutive weighted average common share equivalents, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.	Comprehensive Income
(Amounts in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$130,841	$127,983	$463,692	$440,364
Other comprehensive (loss) income	(5,337)	19,533	(30,295)	(18,727)
Comprehensive income	$125,504	$147,516	$433,397	$421,637

Substantially all of other comprehensive (loss) income in the three and nine months ended September 30, 2007 and 2006 relates to the mark-to-market of marketable equity securities classified as available-for-sale.

14.	Stock-based Compensation

Our Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance shares and limited partnership units to certain of our employees and officers.

We account for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure and as revised by SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). We adopted SFAS No. 123R, using the modified prospective application, on January 1, 2006. Stock based compensation expense for the three and nine months ended September 30, 2007 and 2006 consists of stock option awards, restricted common share and Operating Partnership unit awards and our 2006 Out-Performance Plan awards.

During the three months ended September 30, 2007 and 2006, we recognized $6,177,000 and $3,245,000 of stock-based compensation expense, respectively and in the nine months ended September 30, 2007 and 2006 we recognized $18,797,000 and $7,018,000 of stock-based compensation expense, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.	Commitments and Contingencies

At September 30, 2007, our $1.0 billion revolving credit facility had $47,939,000 reserved for outstanding letters of credit. Our revolving credit facilities contain financial covenants, which require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB. At September 30, 2007, AmeriCold’s $30,000,000 revolving credit facility had $19,156,000 reserved for outstanding letters of credit. This facility requires AmeriCold to maintain, on a trailing four-quarter basis, a minimum of $30,000,000 of free cash flow, as defined. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

We have made acquisitions and investments in partially owned entities for which we are committed to fund additional capital aggregating $152,995,000. Of this amount, $95,000,000 relates to our equity commitment to the India Property Fund, LP, and $22,800,000 relates to capital expenditures to be funded over the next four years at the Springfield Mall, in which we have a 97.5% interest.

On November 10, 2005, we committed to fund the junior portion of up to $30,530,000 of a $173,000,000 construction loan to an entity developing a mixed-use building complex in Boston, Massachusetts, at the north end of the Boston Harbor. We earn current-pay interest at 30-day LIBOR plus 11%. The loan matures in November 2008, with a one-year extension option. As of September 30, 2007, we have funded $13,787,000 of this commitment.

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

We enter into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in our name by various money center banks. We have the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. We had $60,080,000 and $219,990,000 of cash invested in these agreements at September 30, 2007 and December 31, 2006, respectively.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that cannot be quantified.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.	Commitments and Contingencies - continued

Insurance

We carry commercial liability and all-risk property insurance (fire, flood, rental loss, extended coverage, and “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act (“TRIA”) which expires in December 2007) with respect to our assets. We also carry earthquake insurance with respect to our California properties.

In June 2007, we formed Penn Plaza Insurance Company, LLC (“PPIC”), a wholly owned consolidated subsidiary of the Operating Partnership, to act as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for (i) “certified” acts of terrorism by TRIA, (ii) “non-certified” acts of terrorism, and (iii) nuclear, biological, chemical and radiological (“NBCR”) “certified acts of terrorism” under TRIA. Coverage under (i) and (ii) are fully reinsured by third party insurance companies with no exposure to PPIC. Prior to the formation of PPIC, we were uninsured for losses under NBCR coverage. Subsequently, we are uninsured for the first $100,000,000 of NBCR coverage under TRIA, for which PPIC would be responsible, and ultimately we would bear such loss.

Effective as of September 15, 2007, we increased our property insurance per occurrence limits to $1.5 billion from $1.4 billion, including “certified” acts of terrorism. Coverage for “non-certified” acts of terrorism is $500,000,000 per occurrence with a $500,000,000 annual aggregate limit. Earthquake insurance coverage is $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, with a $150,000,000 annual aggregate limit. The first $10,000,000 above the deductible is provided by PPIC on a reinsurance basis.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. However, we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.

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

In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of, and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied various of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records. In a decision dated October 1, 2007, the Court determined that Mr. Trump already received access to the books and records to which he was entitled, with the exception of certain documents which the general partners have requested from third parties but have not yet been received. Mr. Trump has sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.	Retirement Plans

The following table sets forth the components of net periodic benefit costs:

(Amounts in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$347	$122	$463	$365
Interest cost	3,004	1,230	4,494	3,690
Expected return on plan assets	(4,183)	(1,474)	(6,077)	(4,422)
Amortization of net loss	79	125	207	306
Net periodic benefit cost	$(753)	$3	$(913)	$(61)

Employer Contributions

We made contributions of $1,847,000 and $6,388,000 to the plans during the nine months ended September 30, 2007 and 2006, respectively. We anticipate additional contributions of $444,000 to the plans during the remainder of 2007.

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

Effective as of April 19, 2007, we entered into a new employment agreement with Mitchell Schear, the President of our Washington, DC Office Division. This agreement, which replaced his prior agreement, was approved by the Compensation Committee of our Board of Trustees and provides for a term of five years and is automatically renewable for one-year terms thereafter. The agreement also provides for a minimum salary of $1,000,000 per year and bonuses and other customary benefits. Pursuant to the terms of the agreement, on April 19, 2007, the Compensation Committee granted options to Mr. Schear to acquire 200,000 of our common shares at an exercise price of $119.94 per share. These options vest ratably over three years beginning in 2010 and accelerate on a change of control or if we terminate his employment without cause or by him for breach by us. The agreement also provides that if we terminate Mr. Schear’s employment without cause or by him for breach by us, he will receive a lump-sum payment equal to one time salary and bonus, up to a maximum of $2,000,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2007 and 2006.

(Amounts in thousands)	For the Three Months Ended September 30, 2007
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$481,964	$173,180	$120,299	$83,184	$57,176	$—	$—	$48,125
Straight-line rents:
Contractual rent increases	10,565	3,124	3,376	2,986	1,023	—	—	56
Amortization of free rent	5,797	1,562	3,353	44	91	—	—	747
Amortization of acquired below- market leases, net	24,488	15,216	1,055	6,272	10	—	—	1,935
Total rentals	522,814	193,082	128,083	92,486	58,300	—	—	50,863
Temperature Controlled Logistics	212,715	—	—	—	—	212,715	—	—
Tenant expense reimbursements	89,482	35,701	11,843	30,338	7,043	—	—	4,557
Fee and other income:
Tenant cleaning fees	13,028	15,672	—	—	—	—	—	(2,644)
Management and leasing fees	2,891	1,494	2,178	310	8	—	—	(1,099)
Lease termination fees	1,575	1,326	—	51	198	—	—	—
Other	10,531	4,058	4,079	515	2,026	—	—	(147)
Total revenues	853,036	251,333	146,183	123,700	67,575	212,715	—	51,530
Operating expenses	431,339	106,616	50,501	43,656	35,240	171,214	—	24,112
Depreciation and amortization	140,377	41,346	30,804	19,634	12,715	20,495	—	15,383
General and administrative	58,366	5,330	6,193	6,739	7,497	10,474	—	22,133
Total expenses	630,082	153,292	87,498	70,029	55,452	202,183	—	61,628
Operating income (loss)	222,954	98,041	58,685	53,671	12,123	10,532	—	(10,098)
Income applicable to Alexander’s	12,111	189	—	187	—	—	—	11,735
Loss applicable to Toys “R” Us	(20,289)	—	—	—	—	—	(20,289)	—
Income from partially owned entities	13,901	1,290	743	3,972	(50)	340	—	7,606
Interest and other investment income	56,906	668	3,558	195	104	325	—	52,056
Interest and debt expense	(165,889)	(36,186)	(31,289)	(19,423)	(13,174)	(16,167)	—	(49,650)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	1,012	—	—	—	—	—	—	1,012
Minority interest of partially owned entities	3,587	(1,613)	—	54	—	3,869	—	1,277
Income (loss) before income taxes	124,293	62,389	31,697	38,656	(997)	(1,101)	(20,289)	13,938
Provision for income taxes	(3,048)	—	(2,330)	(3)	(172)	(242)	—	(301)
Income (loss) from continuing operations	121,245	62,389	29,367	38,653	(1,169)	(1,343)	(20,289)	13,637
Income (loss) from discontinued operations, net	24,655	—	29,324	3,078	—	—	—	(2,747)
Income (loss) before allocation to minority limited partners	145,900	62,389	53,691	41,731	(1,169)	(1,343)	(20,289)	10,890
Minority limited partners’ interest in the Operating Partnership	(10,241)	—	—	—	—	—	—	(10,241)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	—	—	—	—	—	—	(4,818)
Net income (loss)	130,841	62,389	53,691	41,731	(1,169)	(1,343)	(20,289)	(4,169)
Interest and debt expense (1)	207,934	34,853	31,999	21,947	13,388	7,693	40,875	57,179
Depreciation and amortization (1)	171,106	39,543	32,869	20,617	12,865	9,780	34,495	20,937
Income tax (benefit) expense (1)	(13,094)	952	2,334	3	172	115	(18,213)	1,543
EBITDA	$496,787	$137,737	$120,893	$84,298	$25,256	$16,245	$36,868	$75,490

EBITDA includes net gains on sale of real estate of $36,725, of which $24,696 is included in the Washington, DC office segment, $3,049 is included in the Retail segment and $8,980 is included in the Other segment. In addition, Other segment EBITDA includes a $18,606 net gain on mark-to-market of derivative instruments and a $1,012 net gain on sale of marketable equity securities.

_______________________

See notes on page 36.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information – continued
(Amounts in thousands)	For the Three Months Ended September 30, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$364,421	$122,743	$97,923	$65,106	$56,079	$—	$—	$22,570
Straight-line rents:
Contractual rent increases	11,287	1,281	6,338	2,399	1,387	—	—	(118)
Amortization of free rent	6,223	1,002	3,000	1,595	626	—	—	—
Amortization of acquired below- market leases, net	7,087	66	1,074	5,451	5	—	—	491
Total rentals	389,018	125,092	108,335	74,551	58,097	—	—	22,943
Temperature Controlled Logistics	190,280	—	—	—	—	190,280	—	—
Tenant expense reimbursements	68,634	29,192	8,880	24,521	5,376	—	—	665
Fee and other income:
Tenant cleaning fees	8,818	11,059	—	—	—	—	—	(2,241)
Management and leasing fees	2,651	330	1,757	464	100	—	—	—
Lease termination fees	7,522	4,752	2,544	—	226	—	—	—
Other	9,008	3,699	3,519	339	1,449	—	—	2
Total revenues	675,931	174,124	125,035	99,875	65,248	190,280	—	21,369
Operating expenses	346,565	80,310	41,150	32,343	27,613	152,277	—	12,872
Depreciation and amortization	101,799	23,199	26,834	14,335	10,682	18,651	—	8,098
General and administrative	52,096	4,387	8,996	5,063	6,816	7,875	—	18,959
Total expenses	500,460	107,896	76,980	51,741	45,111	178,803	—	39,929
Operating income (loss)	175,471	66,228	48,055	48,134	20,137	11,477	—	(18,560)
Loss applicable to Alexander’s	(3,586)	187	—	177	—	—	—	(3,950)
Loss applicable to Toys “R” Us	(40,699)	—	—	—	—	—	(40,699)	—
Income from partially owned entities	23,010	1,042	4,851	1,805	206	285	—	14,821
Interest and other investment income	98,092	110	378	174	83	793	—	96,554
Interest and debt expense	(115,280)	(20,829)	(26,101)	(17,682)	(12,955)	(14,044)	—	(23,669)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	8,032	—	—	—	—	—	—	8,032
Minority interest of partially owned entities	2,534	—	—	37	—	2,036	—	461
Income (loss) before income taxes	147,574	46,738	27,183	32,645	7,471	547	(40,699)	73,689
Provision for income taxes	(382)	—	57	—	(215)	(224)	—	—
Income (loss) from continuing operations	147,192	46,738	27,240	32,645	7,256	323	(40,699)	73,689
Income (loss) from discontinued operations, net	577	—	621	(51)	8	—	—	(1)
Income (loss) before allocation to minority limited partners	147,769	46,738	27,861	32,594	7,264	323	(40,699)	73,688
Minority limited partners’ interest in the Operating Partnership	(13,103)	—	—	—	—	—	—	(13,103)
Perpetual preferred unit distributions of the Operating Partnership	(6,683)	—	—	—	—	—	—	(6,683)
Net income (loss)	127,983	46,738	27,861	32,594	7,264	323	(40,699)	53,902
Interest and debt expense (1)	168,864	21,566	27,774	20,254	13,175	6,682	43,348	36,065
Depreciation and amortization (1)	141,206	24,179	31,235	15,137	10,827	8,900	34,951	15,977
Income tax (benefit) expense (1)	(383)	—	3,087	—	215	106	(4,756)	965
EBITDA	$437,670	$92,483	$89,957	$67,985	$31,481	$16,011	$32,844	$106,909

Other Segment EBITDA includes a $70,687 net gain on mark-to-market of derivative instruments, a $10,842 net gain on sale of real estate, and a $8,032 net gain on sale of marketable equity securities.

________________________

See notes on page 36.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information – continued
(Amounts in thousands)	For the Nine Months Ended September 30, 2007
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$1,324,351	$463,678	$335,239	$240,975	$181,985	$—	$—	$102,474
Straight-line rents:
Contractual rent increases	29,248	11,003	6,772	8,794	2,296	—	—	383
Amortization of free rent	29,244	14,747	11,962	555	1,021	—	—	959
Amortization of acquired below- market leases, net	58,810	32,895	3,178	19,119	130	—	—	3,488
Total rentals	1,441,653	522,323	357,151	269,443	185,432	—	—	107,304
Temperature Controlled Logistics	619,282	—	—	—	—	619,282	—	—
Tenant expense reimbursements	239,310	94,051	31,473	87,922	17,852	—	—	8,012
Fee and other income:
Tenant cleaning fees	33,398	40,820	—	—	—	—	—	(7,422)
Management and leasing fees	12,894	3,323	10,711	1,234	11	—	—	(2,385)
Lease termination fees	6,310	3,224	225	2,458	403	—	—	—
Other	29,318	12,081	10,799	1,170	6,029	—	—	(761)
Total revenues	2,382,165	675,822	410,359	362,227	209,727	619,282	—	104,748
Operating expenses	1,193,857	288,155	133,038	125,861	101,565	492,510	—	52,728
Depreciation and amortization	380,876	107,895	84,607	59,026	35,782	60,330	—	33,236
General and administrative	170,790	14,778	20,540	20,070	21,982	32,691	—	60,729
Costs of acquisition not consummated	8,807	—	—	—	—	—	—	8,807
Total expenses	1,754,330	410,828	238,185	204,957	159,329	585,531	—	155,500
Operating income (loss)	627,835	264,994	172,174	157,270	50,398	33,751	—	(50,752)
Income applicable to Alexander’s	35,114	567	—	560	—	—	—	33,987
Income applicable to Toys “R” Us	18,343	—	—	—	—	—	18,343	—
Income from partially owned entities	31,599	3,688	8,178	7,360	737	1,148	—	10,488
Interest and other investment income	231,890	1,810	4,609	387	292	2,116	—	222,676
Interest and debt expense	(469,659)	(97,767)	(96,331)	(59,206)	(39,069)	(48,946)	—	(128,340)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	17,699	—	—	—	—	—	—	17,699
Minority interest of partially owned entities	11,819	(2,182)	—	112	—	10,405	—	3,484
Income (loss) before income taxes	504,640	171,110	88,630	106,483	12,358	(1,526)	18,343	109,242
Provision for income taxes	(6,815)	—	(3,914)	(185)	(743)	(1,412)	—	(561)
Income (loss) from continuing operations	497,825	171,110	84,716	106,298	11,615	(2,938)	18,343	108,681
Income (loss) from discontinued operations, net	24,592	—	24,332	3,000	—	—	—	(2,740)
Income (loss) before allocation to minority limited partners	522,417	171,110	109,048	109,298	11,615	(2,938)	18,343	105,941
Minority limited partners’ interest in the Operating Partnership	(44,270)	—	—	—	—	—	—	(44,270)
Perpetual preferred unit distributions of the Operating Partnership	(14,455)	—	—	—	—	—	—	(14,455)
Net income (loss)	463,692	171,110	109,048	109,298	11,615	(2,938)	18,343	47,216
Interest and debt expense (1)	609,548	96,822	100,002	67,222	39,716	23,289	128,493	154,004
Depreciation and amortization (1)	500,247	106,885	93,959	61,815	36,212	28,788	123,194	49,394
Income tax expense (1)	34,419	2,052	7,738	185	743	672	20,250	2,779
EBITDA	$1,607,906	$376,869	$310,747	$238,520	$88,286	$49,811	$290,280	$253,393

EBITDA includes net gains on sale of real estate of $37,218, of which $24,696 is included in the Washington, DC office segment, $3,049 is included in the Retail segment and $9,473 is included in the Other segment. In addition, Other segment EBITDA includes a $100,060 net gain on mark-to-market of derivative instruments, a $17,699 net gain on sale of marketable equity securities, $8,807 of expense for costs of an acquisition not consummated and $1,677 of expense for our share of India Property Fund LP organization costs.

_______________________

See notes on page 36.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information – continued
(Amounts in thousands)	For the Nine Months Ended September 30, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$1,079,797	$362,560	$293,246	$190,631	$171,924	$—	$—	$61,436
Straight-line rents:
Contractual rent increases	24,782	3,435	10,451	6,484	4,579	—	—	(167)
Amortization of free rent	23,154	4,796	12,623	4,216	1,519	—	—	—
Amortization of acquired below- market leases, net	15,164	44	2,810	9,998	27	—	—	2,285
Total rentals	1,142,897	370,835	319,130	211,329	178,049	—	—	63,554
Temperature Controlled Logistics	573,177	—	—	—	—	573,177	—	—
Tenant expense reimbursements	191,181	77,544	23,136	73,131	15,245	—	—	2,125
Fee and other income:
Tenant cleaning fees	24,471	30,889	—	—	—	—	—	(6,418)
Management and leasing fees	7,833	818	5,687	1,184	144	—	—	—
Lease termination fees	17,911	13,911	2,610	371	1,019	—	—	—
Other	21,018	8,545	6,552	1,290	4,628	—	—	3
Total revenues	1,978,488	502,542	357,115	287,305	199,085	573,177	—	59,264
Operating expenses	996,350	226,443	110,674	92,507	78,532	452,505	—	35,689
Depreciation and amortization	289,831	68,877	80,695	37,149	32,881	53,641	—	16,588
General and administrative	148,530	12,400	24,746	15,280	19,841	26,883	—	49,380
Total expenses	1,434,711	307,720	216,115	144,936	131,254	533,029	—	101,657
Operating income (loss)	543,777	194,822	141,000	142,369	67,831	40,148	—	(42,393)
Income applicable to Alexander’s	7,569	586	—	535	—	—	—	6,448
Income applicable to Toys “R” Us	4,177	—	—	—	—	—	4,177	—
Income from partially owned entities	43,696	2,852	10,575	4,035	985	1,049	—	24,200
Interest and other investment income	137,186	478	1,067	647	209	2,789	—	131,996
Interest and debt expense	(339,118)	(61,951)	(74,260)	(61,474)	(20,024)	(46,758)	—	(74,651)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	65,527	—	—	—	—	—	—	65,527
Minority interest of partially owned entities	5,378	—	—	66	4	4,415	—	893
Income before income taxes	468,192	136,787	78,382	86,178	49,005	1,643	4,177	112,020
Provision for income taxes	(2,362)	—	(778)	—	(334)	(1,250)	—	—
Income from continuing operations	465,830	136,787	77,604	86,178	48,671	393	4,177	112,020
Income from discontinued operations, net	37,865	—	20,768	9,247	5,744	2,107	—	(1)
Income before allocation to minority limited partners	503,695	136,787	98,372	95,425	54,415	2,500	4,177	112,019
Minority limited partners’ interest in the Operating Partnership	(46,301)	—	—	—	—	—	—	(46,301)
Perpetual preferred unit distributions of the Operating Partnership	(17,030)	—	—	—	—	—	—	(17,030)
Net income	440,364	136,787	98,372	95,425	54,415	2,500	4,177	48,688
Interest and debt expense (1)	511,103	64,000	82,173	69,710	20,686	22,247	148,797	103,490
Depreciation and amortization (1)	400,014	71,393	92,620	41,703	33,308	25,601	101,637	33,752
Income tax (benefit) expense (1)	(3,287)	—	6,940	—	334	595	(12,312)	1,156
EBITDA	$1,348,194	$272,180	$280,105	$206,838	$108,743	$50,943	$242,299	$187,086

EBITDA includes net gains on sale of real estate of $44,611, of which $17,609 is included in the Washington, DC segment $9,218 is included in the Retail segment, $4,835 is included in the Merchandise Mart segment, $2,107 is included in the Temperature Controlled Logistics segment and $10,842 is included in the Other segment. In addition, Other segment EBITDA includes a $65,527 net gain on sale of marketable equity securities and a $65,589 net gain on mark-to-market of derivative instruments.

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Alexander’s	$19,012	$3,732	$56,511	$29,238
Hotel Pennsylvania	9,973	6,448	24,754	17,007
555 California Street (70% interest acquired on May 24, 2007)	12,164	—	18,513	—
Lexington MLP	9,022	18,067	15,006	34,804
GMH	9,527	8,427	17,872	8,427
Industrial warehouses	1,399	1,146	3,595	4,167
Other investments	3,419	4,022	9,171	10,425
	64,516	41,842	145,422	104,068
Investment income and other	46,551	102,648	229,385	192,145
Corporate general and administrative expenses	(20,518)	(17,795)	(53,882)	(45,796)
Minority limited partners’ interest in the Operating Partnership	(10,241)	(13,103)	(44,270)	(46,301)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	(6,683)	(14,455)	(17,030)
Costs of acquisition not consummated	—	—	(8,807)	—
	$75,490	$106,909	$253,393	$187,086

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (“the Company”) as of September 30, 2007, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Prior to reclassification for the discontinued operations described in Note 11 to the accompanying financial statements (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 11 that were applied to reclassify the December 31, 2006 consolidated balance sheet of Vornado Realty Trust (not presented herein) for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

October 30, 2007

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2007.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value. We measure our success in meeting this objective by our total return to shareholders. Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending September 30, 2007:

	Total Return (1)
	Vornado	RMS
One-year	3.8%	4.7%
Three-years	95.9%	68.4%
Five-years	251.0%	163.0%
Ten-years	333.8%	211.8%

_________________________

(1)	Past performance is not necessarily indicative of how we will perform in the future.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•	Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation;
•	Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•	Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
•	Investing in fully-integrated operating companies that have a significant real estate component;
•	Developing and redeveloping our existing properties to increase returns and maximize value; and
•	Providing specialty financing to real estate related companies.

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

Overview (continued)

Quarter Ended September 30, 2007 Financial Results Summary

Net income applicable to common shares for the quarter ended September 30, 2007 was $116,546,000, or $0.74 per diluted share, versus $113,632,000, or $0.76 per diluted share, for the quarter ended September 30, 2006. Net income for the quarters ended September 30, 2007 and 2006 includes certain items that affect comparability which are listed in the table on page 42. Net income for the quarters ended September 30, 2007 and 2006 also includes our share of net gains on sales of real estate of $31,922,000 and $10,842,000, respectively. The aggregate of these items, net of minority interest, increased net income applicable to common shares for the quarter ended September 30, 2007 by $50,524,000, or $0.31 per diluted share and increased net income for the quarter ended September 30, 2006 by $52,276,000, or $0.34 per diluted share.

Funds from operations applicable to common shares plus assumed conversions (“FFO”) for the quarter ended September 30, 2007 was $221,199,000, or $1.35 per diluted share, compared to $204,535,000, or $1.31 per diluted share, for the prior year’s quarter. FFO for the quarters ended September 30, 2007 and 2006 includes certain items that affect comparability which are listed in the table on page 42. The aggregate of these items, net of minority interest, increased FFO for the quarter ended September 30, 2007 by $21,533,000, or $0.13 per diluted share and increased FFO for the quarter ended September 30, 2006 by $42,162,000, or $0.27 per diluted share.

Net income per diluted share and FFO per diluted share for the quarter ended September 30, 2007 were negatively impacted by an 8.4 million increase in weighted average common shares outstanding over the prior year’s quarter.

We did not recognize income on certain assets with an aggregate carrying amount of approximately $1.1 billion during the quarter ended September 30, 2007, because they were out of service for redevelopment. Assets under development include all or portions of the Bergen Town Center, 2101 L Street, Crystal Mall Two, Crystal Plaza Two, 1999 K Street, 220 Central Park South, 40 East 66th Street, and investments in joint ventures including our Beverly Connection and Wasserman ventures.

The percentage increase (decrease) in the same-store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended September 30, 2007 over the quarter ended September 30, 2006 and the trailing quarter ended December 31, 2006 are summarized below.

Quarter Ended:	Office				Temperature
	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics
September 30, 2007 vs. September 30, 2006	9.4%	4.0%	4.2%	0.0%	(1.9)%
September 30, 2007 vs. June 30, 2007	0.2%	(2.3)%	1.0%	0.2%	(4.0)%

Calculations of same-store EBITDA, reconciliations of net income to EBITDA and FFO and the reasons we consider these financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview (continued)

Nine Months Ended September 30, 2007 Financial Results Summary

Net income applicable to common shares for the nine months ended September 30, 2007 was $420,806,000, or $2.65 per diluted share, versus $397,202,000, or $2.66 per diluted share, for the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2007 and 2006 includes certain items that affect comparability which are listed in the table on the following page. Net income for the nine months ended September 30, 2007 and 2006 also includes our share of net gains on sale of real estate of $32,415,000 and $44,611,000, respectively. The aggregate of these items, net of minority interest, increased net income applicable to common shares for the nine months ended September 30, 2007 by $111,857,000, or $0.68 per diluted share and increased net income for the nine months ended September 30, 2006 by $115,322,000, or $0.74 per diluted share.

Funds from operations applicable to common shares plus assumed conversions (“FFO”) for the nine months ended September 30, 2007 was $773,457,000, or $4.71 per diluted share, compared to $646,881,000, or $4.17 per diluted share, for the prior year’s nine months. FFO for the nine months ended September 30, 2007 and 2006 include certain items that affect comparability which are listed in the table on the following page. The aggregate of these items, net of minority interest, increased FFO for the nine months ended September 30, 2007 by $82,409,000, or $0.50 per diluted share and increased FFO for the nine months ended September 30, 2006 by $75,988,000, or $0.49 per diluted share.

The percentage increase (decrease) in the same-store EBITDA of our operating segments for the nine months ended September 30, 2007 over the nine months ended September 30, 2006 is summarized below.

Nine Months Ended:	Office				Temperature
	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics
September 30, 2007 vs. September 30, 2006	9.4%	5.1%	2.6%(1)	(2.3)%	(4.1)%

_____________________

(1)

The same store increase would be 4.4% exclusive of the effect of tenants vacating 47,550 square feet of New York City retail space in December 2006, at an average rent of $61.00 per square foot. As of September 30, 2007, 10,600 of this square feet has been re-leased at an initial rent of $204.00 per square foot.

Overview (continued)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Items that affect comparability (income)/expense:
Derivatives:
McDonalds common shares	$(28,190)	$(68,796)	$(102,803)	$(60,581)
Sears Holdings common shares	—	—	—	(18,611)
GMH warrants	—	—	—	16,370
Other	9,584	(1,891)	2,743	(2,767)
Alexander’s:
Stock appreciation rights	(3,075)	10,797	(8,991)	18,356
Net gain on sale of 731 Lexington Avenue condominiums	—	—	—	(4,580)
Other:
Gain on sale of H Street land parcels	(4,803)	—	(4,803)	—
Prepayment penalties and write-off of unamortized financing costs	1,701	8,548	7,562	13,481
H Street litigation costs	—	3,033	1,891	6,594
Costs of acquisition not consummated	—	—	8,807	—
India Property Fund LP – organization costs	—	—	1,677	—
Net gain on sale of Sears Canada common shares	—	—	—	(55,438)
Other, net	1,073	1,711	3,204	3,126
	(23,710)	(46,598)	(90,713)	(84,050)
Minority limited partners’ share of above adjustments	2,177	4,436	8,304	8,062
Total items that affect comparability	$(21,533)	$(42,162)	$(82,409)	$(75,988)

Overview (continued)

2007 Acquisitions, Dispositions and Significant Investments

Acquisitions:

100 West 33rd Street, New York City (the “Manhattan Mall”)

On January 10, 2007, we acquired the Manhattan Mall for approximately $689,000,000 in cash. This mixed-use property is located on the entire Sixth Avenue block-front between 32nd and 33rd Streets in Manhattan and contains approximately 1,000,000 square feet, including 812,000 square feet of office space and 164,000 square feet of retail space. Included as part of the acquisition were 250,000 square feet of additional air rights. The property is adjacent to our Hotel Pennsylvania. At closing, we completed a $232,000,000 financing secured by the property, which bears interest at LIBOR plus 0.55% (5.67% at September 30, 2007) and matures in two years with three one-year extension options. The operations of the office component of the property are included in the New York Office segment and the operations of the retail component are included in the Retail segment. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Bruckner Plaza, Bronx, New York

On January 11, 2007, we acquired the Bruckner Plaza shopping center, containing 386,000 square feet, for approximately $165,000,000 in cash. Also included as part of the acquisition was an adjacent parcel which is ground leased to a third party. The property is located on Bruckner Boulevard in the Bronx, New York. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

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

In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of, and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied various of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records.  In a decision dated October 1, 2007, the Court determined that Mr. Trump already received access to the books and records to which he was entitled, with the exception of certain documents which the general partners have requested from third parties but have not yet been received. Mr. Trump has sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.

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

Our initial valuation of the assets and liabilities acquired (70% interest) is preliminary and subject to change within the one-year period from the date of closing as additional valuation information becomes available.

The following table presents our pro forma condensed consolidated statements of income for the three and nine months ended September 30, 2006 and the nine months ended September 30, 2007, as if the above transaction occurred on January 1, 2006. The unaudited pro forma information is not necessarily indicative of what our actual results would have been had the transaction been consummated on January 1, 2006, nor does it represent the results of operations for any future periods. In our opinion all adjustments necessary to reflect this transaction have been made.

	Actual	Pro forma
Condensed Consolidated Statements of Income	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	September 30, 2007	September 30, 2006	2007	2006
Revenues	$853,036	$741,511	$2,480,783	$2,174,124
Income before allocation to limited partners	$145,900	$136,838	$478,788	$468,708
Minority limited partners’ interest in the Operating Partnership	(10,241)	(12,046)	(39,802)	(42,697)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	(6,683)	(14,455)	(17,030)
Net income	130,841	118,109	424,531	408,981
Preferred share dividends	(14,295)	(14,351)	(42,886)	(43,162)
Net income applicable to common shares	$116,546	$103,758	$381,645	$365,819
Net income per common share – basic	$0.77	$0.73	$2.52	$2.59
Net income per common share - diluted	$0.74	$0.69	$2.41	$2.45

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

Further, we agreed to sell approximately 19.6 of the 34 acres of land to one of the existing ground lessees in two closings over a two-year period for approximately $220,000,000. On May 11, 2007, we closed on the sale of 11 of the 19.6 acres for $104,000,000 and received $5,000,000 in cash and a $99,000,000 note due December 31, 2007. On September 28, 2007, the buyer pre-paid the note in cash and we recognized the net gain on sale of $4,803,000. The balance of the net gain of $11,028,000, representing deferred taxes will be reversed and recognized as income in the first quarter of 2008 when H Street and its affiliates elect to be taxed as REITs. In April 2007, we received letters from the two remaining ground lessees claiming a right of first offer on the sale of the land, one of which has since retracted its letter and reserved its rights under the lease.

Our total purchase price for 100% of the assets we will own, after the anticipated proceeds from the land sales, is $409,000,000, consisting of $286,000,000 in cash and $123,000,000 of existing mortgages.

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

India Property Fund LP

In 2005 and 2006, we invested $94,200,000 in two joint ventures established to acquire, manage and develop real estate in India. On June 14, 2007, we committed to contribute $95,000,000 to a third venture, the India Property Fund, LP (the “Fund”), also established to acquire, manage and develop real estate in India. We satisfied $77,000,000 of our commitment by contributing our interest in one of the above mentioned joint ventures to the Fund. The Fund will seek to raise additional equity. As of September 30, 2007, we own 95% of the Fund and therefore consolidate the accounts of the Fund into our consolidated financial statements, pursuant to the requirements of FIN 46 (R) - Consolidation of Variable Interest Entities.

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

Overview (continued)

Dispositions:

Vineland, New Jersey Shopping Center Property

On July 16, 2007, we sold our Vineland, New Jersey shopping center property for $2,774,000 in cash, which resulted in a net gain of $1,708,000.

BNA Complex

On August 9, 2007, we completed our previously announced sale of Crystal Mall Two, a 277,000 square foot office building located at 1801 South Bell Street in Crystal City, to The Bureau of National Affairs, Inc. (“BNA”), and simultaneously completed the acquisition of a three building complex from BNA. The three buildings acquired contain approximately 300,000 square feet and are located in Washington’s West End between Georgetown and the Central Business District. Vornado received sales proceeds of approximately $103,600,000 from BNA and recognized a net gain of $19,893,000. All of the proceeds from the sale were reinvested in a tax-free “like-kind” exchange in accordance with Section 1031 of the Internal Revenue Code (“Section 1031”). Vornado paid BNA $111,000,000 for the three buildings acquired. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

Arlington Plaza

On October 17, 2007, we sold Arlington Plaza, a 188,000 square foot office building located in Arlington, Virginia for $71,500,000, resulting in a gain of $33,900,000 which will be recognized in the fourth quarter of 2007.

2007 Mezzanine Loan Activity:

Blackstone/Equity Office Properties Loan

On March 29, 2007, we acquired a 9.4% interest in a $772,600,000 mezzanine loan for $72,400,000 in cash. During April and May of 2007, we were repaid the $72,400,000 outstanding balance of the loan.

Fortress Loan

In 2006, we acquired bonds for $99,500,000 in cash, representing a 7% interest in two margin loans aggregating $1.430 billion. On March 30, 2007, we were repaid $35,348,000. On July 10, 2007 and October 2, 2007, we were repaid an additional $13,221,000 and $13,290,000, respectively. The remaining balance of $37,641,000, is due in December 2007.

MPH Mezzanine Loans

On June 5, 2007, we acquired a 42% interest in two mezzanine loans totaling $158,700,000, for $66,403,000 in cash. The loans bear interest at LIBOR plus 5.32% (10.44% at September 30, 2007) and mature in February 2008. The loans are subordinate to $2.9 billion of other debt and are secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56.

Manhattan House Loan

On October 12, 2007, we were repaid the $42,000,000 outstanding balance of the Manhattan House mezzanine loan.

Overview (continued)

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

As of September 30, 2007, we own 8,149,593 limited partnership units of Lexington MLP, or a 7.3% ownership interest. We record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Accordingly, our “equity in net income or loss from partially owned entities” for the three months ended September 30, 2007 includes our share of Lexington MLP’s net income for its three months ended June 30, 2007.

As of September 30, 2007, the market value of our investment in Lexington MLP based on Lexington’s September 28, 2007 closing share price of $20.01, was $163,073,000, or $17,238,000 below the carrying amount on our consolidated balance sheet. We have concluded that as of September 30, 2007, the decline in the value of our investment is not “other-than-temporary.”

GMH Communities L.P. (“GMH”)

As of September 30, 2007, we own 7,337,857 limited partnership units (which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), a real estate investment trust that conducts its business through GMH and of which it is the sole general partner) and 2,517,247 common shares of GCT, or 13.5% of the limited partnership interest of GMH. We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. Accordingly, our “equity in net income or loss from partially owned entities” for the three months ended September 30, 2007 includes our share of GMH’s net income for its three months ended June 30, 2007.

As of September 30, 2007, the market value of our investment in GMH and GCT based on GCT’s September 28, 2007 closing share price of $7.75, was $76,377,000, or $27,473,000 below the carrying amount on our consolidated balance sheet. We have concluded that as of September 30, 2007, the decline in the value of our investment is not “other-than-temporary.”

Downtown Crossing Joint Venture

On January 26, 2007, a joint venture in which we have a 50% interest acquired the Filene’s property located in the Downtown Crossing district of Boston, Massachusetts for approximately $100,000,000 in cash, of which our share was $50,000,000. The venture plans to redevelop the property to include over 1,200,000 square feet, consisting of office, retail, condominium apartments and a hotel. The project is subject to governmental approvals. Our investment in the joint venture is accounted for under the equity method.

Overview (continued)

Other Investments: (continued)

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

As of September 30, 2007, we owned 858,000 common shares of McDonalds. These shares are recorded as marketable equity securities on our consolidated balance sheets and are classified as “available for sale.” Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the shareholders’ equity section of our consolidated balance sheets and not recognized in income. At September 30, 2007, based on McDonalds’ September 28, 2007 closing stock price of $54.47 per share, $21,388,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income” on our consolidated balance sheet. During October 2007, we sold all of the McDonalds common shares at a weighted average price of $56.45 per share, resulting in a net gain of $23,090,000 which will be recognized in the fourth quarter of 2007.

In addition to the above, at July 1, 2007, we owned 13,695,500 McDonalds common shares (“option shares”) through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. The option shares had a weighted-average strike price of $32.70 per share, or an aggregate of $447,822,000, expired on various dates between July 30, 2007 and September 10, 2007 and provided for net cash settlement. During the three months ended September 30, 2007, we settled 10,118,800 option shares and received $234,242,000 in cash. At September 30, 2007, there were 3,576,700 option shares remaining in the derivative position at a price of $54.47 per share. During the three months ended September 30, 2007, we recognized a net gain of $28,190,000 as a result of the above transactions. The aggregate net gain recognized for the nine months ended September 30, 2007 was $102,803,000. During the three and nine months ended September 30, 2006, we recognized net gains of $68,796,000 and $60,581,000, respectively.

In October 2007, we settled all of the remaining option shares at a weighted average price of $56.24 per share, resulting in a net gain of $6,018,000 which will be recognized in the fourth quarter of 2007.

The aggregate net gain realized from inception of our investments in McDonalds in 2005 through final settlement in October 2007 was $289,414,000.

Overview (continued)

2007 Financings:

On January 26, 2007, we completed a $678,000,000 financing of our Skyline Complex in Fairfax Virginia, consisting of eight office buildings containing 2,560,000 square feet. This loan bears interest only at 5.74% and matures in February 2017. We retained net proceeds of approximately $515,000,000 after repaying existing loans and closing costs, including $5,771,000 for prepayment penalties and defeasance costs which is included in “interest and debt expense” in the nine months ended September 30, 2007.

On March 1, 2007, we repaid the $19,394,000 balance of the 1999 K Street mortgage loan.

On March 30, 2007, we repaid the $47,011,000 balance of the Crystal Park 2 mortgage loan.

On May 11, 2007, we redeemed our $500,000,000 5.625% senior unsecured notes at the face amount plus accrued interest.

On May 14, 2007, we completed a $45,000,000 financing of our 866 UN Plaza property. The loan bears interest at LIBOR plus 0.40% and matures in May 2009. The net proceeds were used to repay the existing loan and closing costs.

On July 3, 2007, we repaid $21,030,000 of the $46,837,000 outstanding balance of the mortgage loan which was secured by the Garfield, Edison and East Brunswick industrial warehouses. We incurred $1,701,000 of prepayment penalties and defeasance costs which is included in interest and debt expense in the quarter ended September 30, 2007.

On September 28, 2007, the Operating Partnership entered into a new $1.510 billion unsecured revolving credit facility, which was increased by $85,000,000 on October 12, 2007 and can be increased up to $2.0 billion during the initial term. The new facility has a three-year term with two one-year extension options, bears interest at LIBOR plus 55 basis points (5.67% at September 30, 2007), based on our current credit ratings and requires the payment of an annual facility fee of 15 basis points. Together with the existing $1.0 billion credit facility we have an aggregate of $2.595 billion of unsecured revolving credit. Vornado is the guarantor of the Operating Partnership’s obligations under both revolving credit agreements. The existing $1.0 billion credit facility’s financial covenants have been modified to conform to the financial covenants under the new agreement. Significant modifications include (i) changing the definition of Capitalization Value to exclude corporate unallocated general and administrative expenses and to reduce the capitalization rate to 6.5% from 7.5%, and (ii) changing the definition of Total Outstanding Indebtedness to exclude indebtedness of unconsolidated joint ventures. Under the new agreement, “Equity Value” may not be less than Three Billion Dollars; “Total Outstanding Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value;” the ratio of “Combined EBITDA” to “Fixed Charges,” each measured as of the most recently ended calendar quarter, may not be less than 1.40 to 1.00; the ratio of “Unencumbered Combined EBITDA” to “Unsecured Interest Expense,” each measured as of the most recently ended calendar quarter, may not be less than 1.50 to 1.00; at any time, “Unsecured Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value of Unencumbered Assets;” and the ratio of “Secured Indebtedness” to “Capitalization Value,” each measured as of the most recently ended calendar quarter, may not exceed fifty percent (50%). The new agreement also contains standard representations and warranties and other covenants. The terms in quotations in this paragraph are all defined in the new agreement, which was filed as an exhibit to our Current Report on Form 8-K dated September 28, 2007, filed on October 4, 2007.

On October 11, 2007, we repaid the $51,678,000 balance of the Crystal Gateway N. and Arlington Plaza mortgage loan.

Overview (continued)

2007 Financings: (continued)

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

We are amortizing the underwriters’ discount on a straight-line basis (which approximates the interest method) over the period from the date of issuance to the date of earliest redemption of April 1, 2012. Because the conversion option associated with the debentures, when analyzed as a freestanding instrument, meets the criteria to be classified as equity specified by paragraphs 12 to 32 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Common Stock,” separate accounting for the conversion option under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” is not appropriate.

The net proceeds of the offering were contributed to the Operating Partnership in the form of an inter-company loan and the Operating Partnership guaranteed the payment of the debentures. The Operating Partnership used the net proceeds primarily for acquisitions and investments and for general corporate purposes.

On August 31, 2007, the FASB issued a proposed FASB Staff Position (the “proposed FSP”) that affects the accounting for our convertible and exchangeable senior debentures and Series D-13 convertible preferred units. The proposed FSP requires the initial proceeds from the sale of our convertible and exchangeable senior debentures and Series D-13 convertible preferred units to be allocated between a liability component and an equity component. The resulting discount must be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The proposed FSP, if adopted, would be effective for fiscal years beginning after December 15, 2007 and would require retroactive application. The adoption of the proposed FSP on January 1, 2008 would result in the recognition of an aggregate unamortized debt discount of $190,697,000 (as of September 30, 2007) on our consolidated balance sheet and additional interest expense on our consolidated statements of income. Our current estimate of the incremental interest expense, net of minority interest, for each reporting period is as follows:

(Amounts in thousands)
For the year ended December 31:
2005	$3,405
2006	$6,065
2007	$28,590
2008	$35,721
2009	$37,856
2010	$40,114
2011	$41,112
2012	$8,192
For the three months ended:
March 31, 2007	$3,127
June 30, 2007	$8,344
September 30, 2007	$8,487

Overview (continued)

The following table sets forth certain information for the properties we own directly or indirectly, including leasing activity. Tenant improvements and leasing commissions are presented below based on square feet leased during the period and on a per annum basis based on the weighted average term of the leases.

(Square feet and cubic feet in thousands)	Office					Merchandise Mart			Temperature
As of September 30, 2007:	New York		Washington, DC	Retail		Office		Showroom	Controlled Logistics
Square feet/ cubic feet	15,979		17,587	21,071		2,763		6,320	18,940/	497,700
Number of properties	28		83	173		9		9		91
Occupancy rate	97.7%		93.5%	93.9%		95.5%		91.6%		77.0%
Leasing Activity:
Quarter Ended September 30, 2007:
Square feet	454		384	160		20		310
Initial rent (1)	$78.25		$35.29	$30.22		$23.12		$28.68
Weighted average lease terms (years)	10.9		4.7	7.7		10.8		5.2
Rent per square foot – relet space:
Square feet	440		339	76		18		275
Initial Rent (1)	$78.55		$35.69	$33.04		$23.50		$29.31
Prior escalated rent	$44.90		$31.97	$23.95		$18.00		$29.20
Percentage increase:
Cash basis	74.9%	(2)	11.6%	38.0%	(2)	30.6%		0.4%
GAAP basis	71.1%	(2)	15.6%	24.3%	(2)	59.6%		10.6%
Rent per square foot – vacant space:
Square feet	14		45	84		2		36
Initial rent (1)	$68.82		$32.26	$27.65		$19.50		$23.57
Tenant improvements and leasing commissions:
Per square foot	$56.33		$14.93	$5.40		$50.75		$10.04
Per square foot per annum	$5.18		$3.18	$0.70		$4.70		$1.93
Percentage of initial rent	6.6%		9.0%	2.3%		20.3%		6.7%

Nine Months Ended September 30, 2007:
Square feet	901		1,806	622		164		901
Initial rent (1)	$72.63		$35.55	$33.79		$23.69		$26.63
Weighted average lease terms (years)	9.0		5.9	8.6		12.6		4.9
Rent per square foot – relet space:
Square feet	830		1,397	266		162		856
Initial Rent (1)	$74.05		$34.17	$42.83		$23.74		$26.77
Prior escalated rent	$45.81		$32.44	$26.97		$24.98		$26.44
Percentage increase (decrease):
Cash basis	61.7%		5.3%	58.8%	(2)	(5.0%	)	1.2%
GAAP basis	67.2%		6.8%	42.3%	(2)	23.5%		12.2%
Rent per square foot – vacant space:
Square feet	71		409	356		2		45
Initial rent (1)	$55.91		$40.26	$26.90		$19.50		$24.04
Tenant improvements and leasing commissions:
Per square foot	$48.69		$14.93	$10.40		$64.10		$8.63
Per square foot per annum	$5.41		$2.53	$1.21		$5.09		$1.76
Percentage of initial rent	7.4%		7.1%	3.6%		21.5%		6.6%

Retail space contained in office buildings of the New York Office segment:
Square feet/cubic feet	9
Initial Rent	$103.00
Percentage increase over prior escalated rent for relet space	110.6%

The information above does not include 555 California Street, in which we acquired a 70% interest on May 24, 2007, because its operations are included in the “Other” for segment reporting purposes. 555 California Street, located in San Francisco’s financial district, aggregates 1.8 million square feet and is 96.3% occupied as of September 30, 2007.

_________________________

See notes on following page.

Overview (continued)

(Square feet and cubic feet in thousands)	Office			Merchandise Mart		Temperature
	New York	Washington, DC	Retail	Office	Showroom	Controlled Logistics
As of June 30, 2007:
Square feet/ cubic feet	15,962	17,900	21,053	2,756	6,330	18,940/	497,700
Number of properties	28	84	175	9	9	91
Occupancy rate	97.8%	93.2%	93.4%	96.3%	91.3%	70.4%

As of December 31, 2006:
Square feet/ cubic feet	13,692	17,017	19,264	2,714	6,370	18,940	/497,700
Number of properties	25	81	158	9	9	91
Occupancy rate	97.5%	92.2%	92.7%	97.4%	93.6%	77.4%

As of September 30, 2006:
Square feet/ cubic feet	13,138	18,006	17,790	2,720	6,357	17,595	/445,400
Number of properties	24	91	122	9	9	86
Occupancy rate	97.4%	91.2%	95.3%	97.1%	93.5%	78.3%

_______________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2)

Because generally accepted accounting principles require tenant leases to be marked to fair value when they are acquired, the cash basis increase is greater than the GAAP basis rent increase when the acquired space is relet.

Reconciliation of Net Income and EBITDA – Three Months Ended September 30, 2007 and 2006

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2007 and 2006.

(Amounts in thousands)	For the Three Months Ended September 30, 2007
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$481,964	$173,180	$120,299	$83,184	$57,176	$—	$—	$48,125
Straight-line rents:
Contractual rent increases	10,565	3,124	3,376	2,986	1,023	—	—	56
Amortization of free rent	5,797	1,562	3,353	44	91	—	—	747
Amortization of acquired below- market leases, net	24,488	15,216	1,055	6,272	10	—	—	1,935
Total rentals	522,814	193,082	128,083	92,486	58,300	—	—	50,863
Temperature Controlled Logistics	212,715	—	—	—	—	212,715	—	—
Tenant expense reimbursements	89,482	35,701	11,843	30,338	7,043	—	—	4,557
Fee and other income:
Tenant cleaning fees	13,028	15,672	—	—	—	—	—	(2,644)
Management and leasing fees	2,891	1,494	2,178	310	8	—	—	(1,099)
Lease termination fees	1,575	1,326	—	51	198	—	—	—
Other	10,531	4,058	4,079	515	2,026	—	—	(147)
Total revenues	853,036	251,333	146,183	123,700	67,575	212,715	—	51,530
Operating expenses	431,339	106,616	50,501	43,656	35,240	171,214	—	24,112
Depreciation and amortization	140,377	41,346	30,804	19,634	12,715	20,495	—	15,383
General and administrative	58,366	5,330	6,193	6,739	7,497	10,474	—	22,133
Total expenses	630,082	153,292	87,498	70,029	55,452	202,183	—	61,628
Operating income (loss)	222,954	98,041	58,685	53,671	12,123	10,532	—	(10,098)
Income applicable to Alexander’s	12,111	189	—	187	—	—	—	11,735
Loss applicable to Toys “R” Us	(20,289)	—	—	—	—	—	(20,289)	—
Income from partially owned entities	13,901	1,290	743	3,972	(50)	340	—	7,606
Interest and other investment income	56,906	668	3,558	195	104	325	—	52,056
Interest and debt expense	(165,889)	(36,186)	(31,289)	(19,423)	(13,174)	(16,167)	—	(49,650)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	1,012	—	—	—	—	—	—	1,012
Minority interest of partially owned entities	3,587	(1,613)	—	54	—	3,869	—	1,277
Income (loss) before income taxes	124,293	62,389	31,697	38,656	(997)	(1,101)	(20,289)	13,938
Provision for income taxes	(3,048)	—	(2,330)	(3)	(172)	(242)	—	(301)
Income (loss) from continuing operations	121,245	62,389	29,367	38,653	(1,169)	(1,343)	(20,289)	13,637
Income (loss) from discontinued operations, net	24,655	—	24,324	3,078	—	—	—	(2,747)
Income (loss) before allocation to minority limited partners	145,900	62,389	53,691	41,731	(1,169)	(1,343)	(20,289)	10,890
Minority limited partners’ interest in the Operating Partnership	(10,241)	—	—	—	—	—	—	(10,241)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	—	—	—	—	—	—	(4,818)
Net income (loss)	130,841	62,389	53,691	41,731	(1,169)	(1,343)	(20,289)	(4,169)
Interest and debt expense (1)	207,934	34,853	31,999	21,947	13,388	7,693	40,875	57,179
Depreciation and amortization (1)	171,106	39,543	32,869	20,617	12,865	9,780	34,495	20,937
Income tax (benefit) expense (1)	(13,094)	952	2,334	3	172	115	(18,213)	1,543
EBITDA	$496,787	$137,737	$120,893	$84,298	$25,256	$16,245	$36,868	$75,490

EBITDA includes net gains on sale of real estate of $36,725, of which $24,696 is included in the Washington, DC office segment, $3,049 is included in the Retail segment and $8,980 is included in the Other segment. In addition, Other segment EBITDA includes a $18,606 net gain on mark-to-market of derivative instruments and a $1,012 net gain on sale of marketable equity securities.

___________________

See notes on page 55.

Reconciliation of Net Income and EBITDA – Three Months Ended September 30, 2007 and 2006 (continued)

(Amounts in thousands)	For the Three Months Ended September 30, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$364,421	$122,743	$97,923	$65,106	$56,079	$—	$—	$22,570
Straight-line rents:
Contractual rent increases	11,287	1,281	6,338	2,399	1,387	—	—	(118)
Amortization of free rent	6,223	1,002	3,000	1,595	626	—	—	—
Amortization of acquired below- market leases, net	7,087	66	1,074	5,451	5	—	—	491
Total rentals	389,018	125,092	108,335	74,551	58,097	—	—	22,943
Temperature Controlled Logistics	190,280	—	—	—	—	190,280	—	—
Tenant expense reimbursements	68,634	29,192	8,880	24,521	5,376	—	—	665
Fee and other income:
Tenant cleaning fees	8,818	11,059	—	—	—	—	—	(2,241)
Management and leasing fees	2,651	330	1,757	464	100	—	—	—
Lease termination fees	7,522	4,752	2,544	—	226	—	—	—
Other	9,008	3,699	3,519	339	1,449	—	—	2
Total revenues	675,931	174,124	125,035	99,875	65,248	190,280	—	21,369
Operating expenses	346,565	80,310	41,150	32,343	27,613	152,277	—	12,872
Depreciation and amortization	101,799	23,199	26,834	14,335	10,682	18,651	—	8,098
General and administrative	52,096	4,387	8,996	5,063	6,816	7,875	—	18,959
Total expenses	500,460	107,896	76,980	51,741	45,111	178,803	—	39,929
Operating income (loss)	175,471	66,228	48,055	48,134	20,137	11,477	—	(18,560)
Loss applicable to Alexander’s	(3,586)	187	—	177	—	—	—	(3,950)
Loss applicable to Toys “R” Us	(40,699)	—	—	—	—	—	(40,699)	—
Income from partially owned entities	23,010	1,042	4,851	1,805	206	285	—	14,821
Interest and other investment income	98,092	110	378	174	83	793	—	96,554
Interest and debt expense	(115,280)	(20,829)	(26,101)	(17,682)	(12,955)	(14,044)	—	(23,669)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	8,032	—	—	—	—	—	—	8,032
Minority interest of partially owned entities	2,534	—	—	37	—	2,036	—	461
Income (loss) before income taxes	147,574	46,738	27,183	32,645	7,471	547	(40,699)	73,689
Provision for income taxes	(382)	—	57	—	(215)	(224)	—	—
Income (loss) from continuing operations	147,192	46,738	27,240	32,645	7,256	323	(40,699)	73,689
Income (loss) from discontinued operations, net	577	—	621	(51)	8	—	—	(1)
Income (loss) before allocation to minority limited partners	147,769	46,738	27,861	32,594	7,264	323	(40,699)	73,688
Minority limited partners’ interest in the Operating Partnership	(13,103)	—	—	—	—	—	—	(13,103)
Perpetual preferred unit distributions of the Operating Partnership	(6,683)	—	—	—	—	—	—	(6,683)
Net income (loss)	127,983	46,738	27,861	32,594	7,264	323	(40,699)	53,902
Interest and debt expense (1)	168,864	21,566	27,774	20,254	13,175	6,682	43,348	36,065
Depreciation and amortization (1)	141,206	24,179	31,235	15,137	10,827	8,900	34,951	15,977
Income tax (benefit) expense (1)	(383)	—	3,087	—	215	106	(4,756)	965
EBITDA	$437,670	$92,483	$89,957	$67,985	$31,481	$16,011	$32,844	$106,909

Other segment EBITDA includes a $70,687 net gain on mark-to-market of derivative instruments, a $10,842 net gain on sale of real estate and a $8,032 net gain on sale of marketable equity securities.

______________________________

See notes on following page.

Reconciliation of Net Income and EBITDA – Three Months Ended September 30, 2007 and 2006 (continued)

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended September 30,
	2007	2006
Alexander’s	$19,012	$3,732
Hotel Pennsylvania	9,973	6,448
555 California Street (acquired 70% interest on May 24, 2007)	12,164	—
Lexington MLP, formerly Newkirk MLP	9,022	18,067
GMH	9,527	8,427
Industrial warehouses	1,399	1,146
Other investments	3,419	4,022
	64,516	41,842
Investment income and other	46,551	102,648
Corporate general and administrative expenses	(20,518)	(17,795)
Minority limited partners’ interest in the Operating Partnership	(10,241)	(13,103)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	(6,683)
	$75,490	$106,909

Results of Operations – Three Months Ended September 30, 2007 and 2006

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $853,036,000 for the three months ended September 30, 2007, compared to $675,931,000 for the prior year’s three months, an increase of $177,105,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office					Temperature
Property rentals:	Total	New York		Washington, DC	Retail	Merchandise Mart	Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$24,824	$24,824		$—	$—	$—	$—		$—
555 California Street	22,519	—		—	—	—	—		22,519
H Street – (consolidated from May 1, 2007, vs. equity method prior)	13,392	—		13,392	—	—	—		—
Manhattan Mall	12,899	8,809		—	4,090	—	—		—
350 Park Avenue	8,063	8,063		—	—	—	—		—
Former Toys “R” Us stores	5,139	—		—	5,139	—	—		—
Bruckner Plaza	1,889	—		—	1,889	—	—		—
1540 Broadway	177	21		—	156	—	—		—
Other	7,284	—		1,710	4,712	862	—
Development/Redevelopment:
Bergen Town Center – portion out of service	(804)	—		—	(804)	—	—		—
Springfield Mall portion out of service	(628)	—		—	(628)	—	—		—
2101 L Street – portion phased into service	574	—		574	—	—	—		—
Other	(4,256)	—		(855)	(169)	—	—		(3,232)
Amortization of acquired below market leases, net	17,401	15,150		(19)	821	5	—		1,444
Operations:
Leasing activity (see page 51)	20,562	11,123		4,946	2,729	(781)	—		2,545
Hotel Pennsylvania	4,644	—		—	—	—	—		4,644 (1)
Trade shows	117	—		—	—	117	—		—
Total increase in property rentals	133,796	67,990		19,748	17,935	203	—		27,920

Temperature Controlled Logistics:
Increase due to acquisitions (ConAgra warehouses)	7,132	—		—	—	—	7,132		—
Increase due to operations	15,303	—		—	—	—	15,303	(2)	—
Total increase	22,435	—		—	—	—	22,435		—
Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development	16,122	8,832		293	3,674	—	—		3,323
Operations	4,726	(2,323	) (3)	2,670	2,143	1,667	—		569
Total increase in tenant expense reimbursements	20,848	6,509		2,963	5,817	1,667	—		3,892
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(5,947)	(3,426	)(4)	(2,544)	51	(28)	—		—
BMS Cleaning fees	4,210	4,613		—	—	—	—		(403)
Management and leasing fees	240	1,164		421	(154)	(92)	—		(1,099)
Other	1,523	359		560	176	577	—		(149)
Total increase (decrease) in fee and other income	26	2,710		(1,563)	73	457	—		(1,651)
Total increase in revenues	$177,105	$77,209		$21,148	$23,825	$2,327	$22,435		$30,161
______________________________

See Notes on the following page.

Results of Operations – Three Months Ended September 30, 2007 and 2006 (continued)

Notes to the preceding tabular information:

(1)	Revenue per available room (“REVPAR”) was $136.85 for the three months ended September 30, 2007 compared to $107.65 for the prior year’s quarter.

(2)

Primarily from (i) a $8,725 increase in transportation operations resulting from new transportation business in connection with the acquisition of the ConAgra warehouses in the fourth quarter of 2006, (ii) a $4,369 increase in owned warehouse operations and (iii) a $2,855 increase in managed warehouse operations (resulting in a $102 increase in EBITDA) as a result of a new management contract beginning in March 2007. See page 58 for a discussion of AmeriCold’s gross margin.

(3)	Primarily as a result of lower real estate taxes on certain New York office properties.

(4)	Primarily due to lease termination fee income received from MONY Life Insurance Company in connection with the termination of their 289,000 square foot lease at 1740 Broadway in 2006.

Results of Operations – Three Months Ended September 30, 2007 and 2006 (continued)

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $630,082,000 for the three months ended September 30, 2007, compared to $500,460,000 for the prior year’s three months, an increase of $129,622,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office							Temperature
Operating:	Total	New York		Washington, DC		Retail	Merchandise Mart		Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$13,684	$13,684		$—		$—	$—		$—		$—
555 California Street	12,305	—		—		—	—		—		12,305
Manhattan Mall	6,220	3,305		—		2,915	—		—		—
H Street – (consolidated from May 1, 2007 vs. equity method prior)	5,507	—		5,507		—	—		—		—
Former Toys stores	4,310	—		—		4,310	—		—		—
350 Park Avenue	4,164	4,164		—		—	—		—		—
Bruckner Plaza	740	—		—		740	—		—		—
1540 Broadway	220	123		—		97	—		—		—
Other	10,020	—		934		2,218	695		6,173		—
Development/Redevelopment:
2101 L Street – portion out of service	(424)	—		(424)		—	—		—		—
Springfield Mall – portion out of service	(304)	—		—		(304)	—		—		—
Bergen Town Center – portion out of service	(47)	—		—		(47)	—		—		—
Other	(3,300)	—		(557)		(209)	—		—		(2,534)
Operations:
Operations	29,694	5,030	(1)	3,891		1,593	6,034	(2)	12,764	(3)	382
Hotel activity	1,087	—		—		—	—		—		1,087
Trade shows activity	898	—		—		—	898		—		—
Total increase in operating expenses	84,774	26,306		9,351		11,313	7,627		18,937		11,240
Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development	33,884	16,684		2,008		4,023	—		2,137		9,032
Operations (due to additions to buildings and improvements)	4,694	1,463		1,962		1,276	2,033		(293)		(1,747)
Total increase in depreciation and amortization	38,578	18,147		3,970		5,299	2,033		1,844		7,285
General and administrative:
Increase (decrease) due to:
Acquisitions/Development and Other	3,710	1,257		(33)		1,356	—		1,523		(393)
Operations	2,560	(314)		(2,770	) (4)	320	681		1,076		3,567 (5)
Total increase (decrease) in general and administrative	6,270	943		(2,803)		1,676	681		2,599		3,174
Total increase in expenses	$129,622	$45,396		$10,518		$18,288	$10,341		$23,380		$21,699

__________________________

(1)

Primarily from a $1,013 increase in property level operating expenses and a $4,017 increase in operating expenses of Building Maintenance Services, Inc., a wholly-owned subsidiary which provides cleaning, security and engineering services principally to New York office properties (for which the corresponding increase in BMS revenues is included in “other income”).

(2)	Reflects an increase in real estate taxes as a result of a reassessment of 2006 ($2,800) and 2007 ($2,200).

(3)

AmeriCold’s gross margin from comparable warehouses was $37,720 or 32.3%, for the quarter ended September 30, 2007, compared to $35,528 or 31.1% for the quarter ended September 30, 2006, an increase of $2,192. Gross margin from transportation management services, managed warehouses and other non-warehouse activities was $4,510 for the quarter ended September 30, 2007, compared to $3,021 for the quarter ended September 30, 2006, an increase of $1,489.

(4)	Primarily from H Street litigation costs incurred during the prior year’s quarter.

(5)	Primarily from a $2,485 increase in amortization of stock-based compensation.

Results of Operations – Three Months Ended September 30, 2007 and 2006 (continued)

Income Applicable to Alexander’s

Our 32.8% share of Alexander’s net income (comprised of equity in net income or loss, management, leasing, development and commitment fees) was $12,111,000 for the three months ended September 30, 2007, compared to $3,586,000 for the prior year’s three months, an increase of $15,697,000. This increase was primarily due to $3,075,000 for our share of income in the current quarter for the reversal of accrued stock appreciation rights compensation expense as compared to $10,797,000 of expense in the prior year’s quarter, and an increase of $1,113,000 in development fees in the current quarter.

Loss Applicable to Toys

Our 32.8% share of Toys’ financial results (comprised of our share of Toys’ net loss, interest income on loans receivable, and management fees) for the three months ended September 30, 2007 and September 30, 2006 are for Toys fiscal quarters ended August 5, 2007 and July 29, 2006, respectively. In the three months ended September 30, 2007, our loss applicable to Toys was $20,289,000, or $37,855,000 before our share of Toys’ income tax benefit, as compared to $40,699,000, or $45,627,000 before our share of Toys’ income tax benefit in the prior year’s three months. The decrease in our loss applicable to Toys’ before income tax benefit of $7,772,000 results primarily from (i) an increase in Toys’ net sales due to improvements in comparable store sales across all divisions and benefits in foreign currency translation (comparable store sales increases were 1.1% for Toys “R” Us – U.S., 5.9% for Toys “R” Us – International, and 2.2% for Babies “R” Us), (ii) a net gain related to a lease termination, (iii) decreased interest expense primarily due to reduced borrowings and reduced amortization of deferred financing costs, partially offset by, (iv) an increase in selling, general and administrative expenses as a result of higher payroll, store occupancy, corporate and advertising expenses, which as a percentage of net sales were 31.4% and 30.3% for the quarters ended August 5, 2007 and July 29, 2006, respectively.

Results of Operations – Three Months Ended September 30, 2007 and 2006 (continued)

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the three months ended September 30, 2007 and 2006.

Equity in Net Income (Loss):	For The Three Months Ended September 30,
(Amounts in thousands)	2007	2006
H Street non-consolidated subsidiaries:
50% share of equity in net income (1)	$—	$4,065

Beverly Connection:
50% share of equity in net loss	(1,287)	(1,844)
Interest and fee income	3,885	2,862
	2,598	1,018
GMH Communities L.P:
13.5% in 2007 and 11.3% in 2006 share of equity in net income (2)	5,709	15

Lexington MLP, formerly Newkirk MLP:
7.1% in 2007 and 15.8% in 2006 share of equity in net income (3)	1,726	13,604

Other (4)	3,868	4,308
	$13,901	$23,010

________________________

(1)

On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets and we now consolidate the accounts of these entities into our consolidated financial statements and no longer account for them under the equity method. Prior to the quarter ended September 30, 2006, these corporations were contesting our acquisition of H Street and impeded access to their financial information. Accordingly, we were unable to record our pro rata share of their earnings. During the quarter ended September 30, 2006, we recognized equity in net income of $4,065 from these entities of which $1,083 was for the periods from July 20, 2005 (date of acquisition) to December 31, 2005.

(2)

We record our pro rata share of GMH’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. Accordingly, our “equity in net income or loss from partially owned entities” for the three months ended September 30, 2007 includes our share of GMH’s net income for its second quarter ended June, 2007. On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005. On September 15, 2006 GCT filed its quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. Accordingly, our “equity in net income or loss from partially owned entities” for the three months ended September 30, 2006 included equity in net income of $15, which consists of (i) a $94 net loss representing our share of GMH’s fourth quarter results, net of adjustments to restate its first three quarters of 2005, and (ii) $109 of net income for our share of GMH’s 2006 earnings through June 30, 2006.

(3)

Beginning on January 1, 2007, we record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Prior to the January 1, 2007, we recorded our pro rata share of Newkirk MLP’s (Lexington MLP’s predecessor) quarterly earnings current in our same quarter. Accordingly, our “equity in net income or loss from partially owned entities” for the three months ended September 30, 2007 includes our share of Lexington MLP’s net income for its second quarter ended June, 2007.

The decrease in our share of earnings from the prior year’s quarter is primarily due to (i) higher depreciation expense and amortization of above market lease intangibles in the current quarter as a result of Lexington’s purchase price accounting adjustments in connection with the merger of Newkirk MLP on December 31, 2006 and (ii) our share of net gains on sale of real estate of $10,842 in 2006.

(4)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

Results of Operations – Three Months Ended September 30, 2007 and 2006 (continued)

Interest and Other Investment Income

Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $56,906,000 for the three months ended September 30, 2007, compared to $98,092,000 for the prior year’s three months, a decrease of $41,186,000. This decrease resulted primarily from a net gain of $68,796,000 from the mark-to-market of the McDonalds derivative position in the three months ended September 30, 2006, as compared to a net gain of $28,190,000 in the three months ended September 30, 2007.

Interest and Debt Expense

Interest and debt expense was $165,889,000 for the three months ended September 30, 2007, compared to $115,280,000 for the prior year’s three months, an increase of $50,609,000. This increase was primarily due to (i) $40,025,000 from a $2.8 billion increase in outstanding mortgage debt due to property acquisitions, new property financings and refinancings, (ii) $21,339,000 from the November 20, 2006 issuance of $1 billion convertible senior debentures and the March 21, 2007 issuance of $1.4 billion convertible senior debentures, partially offset by (iii) a $3,961,000 increase in the amount of capitalized interest in connection with properties under development and (iv) $6,847,000 of expense arising from the prepayment of debt in the prior year’s quarter.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate was $1,012,000 and $8,032,000 for the three months ended September 30, 2007, and 2006, respectively, and represent net gains on sale of marketable securities in each period.

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities was income of $3,587,000 for the three months ended September 30, 2007, compared to $2,534,000 of income for the prior year’s three months and represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including 1290 Avenue of the Americas, the 555 California Street complex, AmeriCold, 220 Central Park South, Wasserman and the Springfield Mall.

Provision for Income Taxes

Provision for income taxes was $3,048,000 for the three months ended September 30, 2007, compared to $382,000 for the prior year’s three months, an increase of $2,666,000. This increase results primarily from two H Street corporations which we consolidate as of April 30, 2007, the date we acquired the remaining 50% of these corporations we did not previously own (we previously accounted for our 50% interest on the equity method). Beginning on January 1, 2008, these corporations will elect to be treated as real estate investment trusts under Sections 856-860 of the Internal Revenue Code of 1986, as amended, which will eliminate their Federal income tax provision to the extent that 100% of their taxable income is distributed to shareholders.

Income From Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the three months ended September 30, 2007 and 2006 include Vineland, New Jersey, which was sold on July 16, 2007; Crystal Mall Two, which was sold on August 9, 2007; and Arlington Plaza, which was sold on October 17, 2007.

.

(Amounts in thousands)	For the Three Months Ended September 30,
	2007	2006
Revenues	$334	$2,608
Expenses	3,424	2,031
Net (loss) income	(3,090)	577
Net gain on sale of Crystal Mall Two	19,893	—
Net gain on sale of H Street land	4,803	—
Net gain on sale of Vineland, New Jersey	1,708	—
Other	1,341
Income from discontinued operations, net of minority interest	$24,655	$577

Results of Operations – Three Months Ended September 30, 2007 and 2006 (continued)

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the three months ended September 30, 2007 from the three months ended September 30, 2006.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
Three Months ended September 30, 2006	$437,670	$92,483	$89,957	$67,985	$31,481	$16,011	$32,844	$106,909
2007 Operations: Same store operations(1)		8,739	3,323	2,660	(5)	(374)
Acquisitions, dispositions and non-same store income and expenses		36,515	27,613	13,653	(6,220)	608
Three Months ended September 30, 2007	$496,787	$137,737	$120,893	$84,298	$25,256	$16,245	$36,868	$75,490
% increase (decrease) in same store operations		9.4%	4.0%	4.2%	0.0%	(1.9)%

__________________________

(1)

Represents the increase (decrease) in property-level operations which were owned for the same period in each year and excludes the effect of property acquisitions, dispositions and other non-operating items that affect comparability, including general and administrative expenses. We utilize this measure to make decisions on whether to buy or sell properties as well as to compare the performance of our properties to that of our peers. Same store operations may not be comparable to similarly titled measures employed by other companies.

Reconciliation of Net Income and EBITDA – Nine Months Ended September 30, 2007 and 2006

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the nine months ended September 30, 2007 and 2006.

(Amounts in thousands)	For the Nine Months Ended September 30, 2007
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$1,324,351	$463,678	$335,239	$240,975	$181,985	$—	$—	$102,474
Straight-line rents:
Contractual rent increases	29,248	11,003	6,772	8,794	2,296	—	—	383
Amortization of free rent	29,244	14,747	11,962	555	1,021	—	—	959
Amortization of acquired below- market leases, net	58,810	32,895	3,178	19,119	130	—	—	3,488
Total rentals	1,441,653	522,323	357,151	269,443	185,432	—	—	107,304
Temperature Controlled Logistics	619,282	—	—	—	—	619,282	—	—
Tenant expense reimbursements	239,310	94,051	31,473	87,922	17,852	—	—	8,012
Fee and other income:
Tenant cleaning fees	33,398	40,820	—	—	—	—	—	(7,422)
Management and leasing fees	12,894	3,323	10,711	1,234	11	—	—	(2,385)
Lease termination fees	6,310	3,224	225	2,458	403	—	—	—
Other	29,318	12,081	10,799	1,170	6,029	—	—	(761)
Total revenues	2,382,165	675,822	410,359	362,227	209,727	619,282	—	104,748
Operating expenses	1,193,857	288,155	133,038	125,861	101,565	492,510	—	52,728
Depreciation and amortization	380,876	107,895	84,607	59,026	35,782	60,330	—	33,236
General and administrative	170,790	14,778	20,540	20,070	21,982	32,691	—	60,729
Costs of acquisition not consummated	8,807	—	—	—	—	—	—	8,807
Total expenses	1,754,330	410,828	238,185	204,957	159,329	585,531	—	155,500
Operating income (loss)	627,835	264,994	172,174	157,270	50,398	33,751	—	(50,752)
Income applicable to Alexander’s	35,114	567	—	560	—	—	—	33,987
Income applicable to Toys “R” Us	18,343	—	—	—	—	—	18,343	—
Income from partially owned entities	31,599	3,688	8,178	7,360	737	1,148	—	10,488
Interest and other investment income	231,890	1,810	4,609	387	292	2,116	—	222,676
Interest and debt expense	(469,659)	(97,767)	(96,331)	(59,206)	(39,069)	(48,946)	—	(128,340)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	17,699	—	—	—	—	—	—	17,699
Minority interest of partially owned entities	11,819	(2,182)	—	112	—	10,405	—	3,484
Income (loss) before income taxes	504,640	171,110	88,630	106,483	12,358	(1,526)	18,343	109,242
Provision for income taxes	(6,815)	—	(3,914)	(185)	(743)	(1,412)	—	(561)
Income (loss) from continuing operations	497,825	171,110	84,716	106,298	11,615	(2,938)	18,343	108,681
(Loss) income from discontinued operations, net	24,592	—	24,332	3,000	—	—	—	(2,740)
Income (loss) before allocation to minority limited partners	522,417	171,110	109,048	109,298	11,615	(2,938)	18,343	105,941
Minority limited partners’ interest in the Operating Partnership	(44,270)	—	—	—	—	—	—	(44,270)
Perpetual preferred unit distributions of the Operating Partnership	(14,455)	—	—	—	—	—	—	(14,455)
Net income (loss)	463,692	171,110	109,048	109,298	11,615	(2,938)	18,343	47,216
Interest and debt expense (1)	609,548	96,822	100,002	67,222	39,716	23,289	128,493	154,004
Depreciation and amortization (1)	500,247	106,885	93,959	61,815	36,212	28,788	123,194	49,394
Income tax expense (1)	34,419	2,052	7,738	185	743	672	20,250	2,779
EBITDA	$1,607,906	$376,869	$310,717	$238,520	$88,286	$49,811	$290,280	$253,393

EBITDA includes net gains on sale of real estate of $37,218, of which $24,696 is included in the Washington, DC office segment, $3,049 is included in the Retail segment and $9,473 is included in the Other segment. In addition, Other segment EBITDA includes a $100,060 net gain on mark-to-market of derivative instruments, a $17,699 net gain on sale of marketable equity securities, $8,807 of expense for costs of an acquisition not consummated and $1,677 of expense for our share of India Property Fund LP organization costs.

_______________________

See notes on page 65.

Reconciliation of Net Income and EBITDA – Nine Months Ended September 30, 2007 and 2006 (continued)

(Amounts in thousands)	For the Nine Months Ended September 30, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$1,079,797	$362,560	$293,246	$190,631	$171,924	$—	$—	$61,436
Straight-line rents:
Contractual rent increases	24,782	3,435	10,451	6,484	4,579	—	—	(167)
Amortization of free rent	23,154	4,796	12,623	4,216	1,519	—	—	—
Amortization of acquired below- market leases, net	15,164	44	2,810	9,998	27	—	—	2,285
Total rentals	1,142,897	370,835	319,130	211,329	178,049	—	—	63,554
Temperature Controlled Logistics	573,177	—	—	—	—	573,177	—	—
Tenant expense reimbursements	191,181	77,544	23,136	73,131	15,245	—	—	2,125
Fee and other income:
Tenant cleaning fees	24,471	30,889	—	—	—	—	—	(6,418)
Management and leasing fees	7,833	818	5,687	1,184	144	—	—	—
Lease termination fees	17,911	13,911	2,610	371	1,019	—	—	—
Other	21,018	8,545	6,552	1,290	4,628	—	—	3
Total revenues	1,978,488	502,542	357,115	287,305	199,085	573,177	—	59,264
Operating expenses	996,350	226,443	110,674	92,507	78,532	452,505	—	35,689
Depreciation and amortization	289,831	68,877	80,695	37,149	32,881	53,641	—	16,588
General and administrative	148,530	12,400	24,746	15,280	19,841	26,883	—	49,380
Total expenses	1,434,711	307,720	216,115	144,936	131,254	533,029	—	101,657
Operating income (loss)	543,777	194,822	141,000	142,369	67,831	40,148	—	(42,393)
Income applicable to Alexander’s	7,569	586	—	535	—	—	—	6,448
Income applicable to Toys “R” Us	4,177	—	—	—	—	—	4,177	—
Income from partially owned entities	43,696	2,852	10,575	4,035	985	1,049	—	24,200
Interest and other investment income	137,186	478	1,067	647	209	2,789	—	131,996
Interest and debt expense	(339,118)	(61,951)	(74,260)	(61,474)	(20,024)	(46,758)	—	(74,651)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	65,527	—	—	—	—	—	—	65,527
Minority interest of partially owned entities	5,378	—	—	66	4	4,415	—	893
Income before income taxes	468,192	136,787	78,382	86,178	49,005	1,643	4,177	112,020
Provision for income taxes	(2,362)	—	(778)	—	(334)	(1,250)	—	—
Income from continuing operations	465,830	136,787	77,604	86,178	48,671	393	4,177	112,020
Income from discontinued operations, net	37,865	—	20,768	9,247	5,744	2,107	—	(1)
Income before allocation to minority limited partners	503,695	136,787	98,372	95,425	54,415	2,500	4,177	112,019
Minority limited partners’ interest in the Operating Partnership	(46,301)	—	—	—	—	—	—	(46,301)
Perpetual preferred unit distributions of the Operating Partnership	(17,030)	—	—	—	—	—	—	(17,030)
Net income	440,364	136,787	98,372	95,425	54,415	2,500	4,177	48,688
Interest and debt expense (1)	511,103	64,000	82,173	69,710	20,686	22,247	148,797	103,490
Depreciation and amortization (1)	400,014	71,393	92,620	41,703	33,308	25,601	101,637	33,752
Income tax (benefit) expense (1)	(3,287)	—	6,940	—	334	595	(12,312)	1,156
EBITDA	$1,348,194	$272,180	$280,105	$206,838	$108,743	$50,943	$242,299	$187,086

EBITDA includes net gains on sale of real estate of $44,611, of which $17,609 is included in the Washington, DC segment, $9,218 is included in the Retail segment, $4,835 is included in the Merchandise Mart segment, $2,107 is included in the Temperature Controlled Logistics segment and $10,842 is included in the Other segment. In addition, Other segment EBITDA includes a $65,527 net gain on sale of marketable equity securities and a $65,589 net gain on mark-to-market of derivative instruments.

________________________

See notes on the following page.

Reconciliation of Net Income and EBITDA – Nine Months Ended September 30, 2007 and 2006 (continued)

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Nine Months Ended June 30,
	2007	2006
Alexander’s	$56,511	$29,238
Hotel Pennsylvania	24,754	17,007
GMH	17,872	8,427
555 California Street (70% interest acquired on May 24, 2007)	18,513	—
Lexington MLP, formerly Newkirk MLP	15,006	34,804
Industrial warehouses	3,595	4,167
Other investments	9,171	10,425
	145,422	104,068
Investment income and other	229,385	192,145
Corporate general and administrative expenses	(53,882)	(45,796)
Minority limited partners’ interest in the Operating Partnership	(44,270)	(46,301)
Perpetual preferred unit distributions of the Operating Partnership	(14,455)	(17,030)
Costs of acquisition not consummated	(8,807)	—
	$253,393	$187,086

Results of Operations – Nine Months Ended September 30, 2007 and 2006 (continued)

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $2,382,165,000 for the nine months ended September 30, 2007, compared to $1,978,488,000 for the prior year’s nine months, an increase of $403,677,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office					Temperature
Property rentals:	Total	New York		Washington, DC	Retail	Merchandise Mart	Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
Manhattan Mall	$37,700	$25,601		$—	$12,099	$—	$—		$—
1290 Avenue of the Americas	35,227	35,227		—	—	—	—		—
555 California Street	33,038	—		—	—	—	—		33,038
350 Park Avenue	23,873	23,873		—	—	—	—		—
H Street – (effect of consolidating from May 1, 2007, vs. equity method prior)	23,077	—		23,077	—	—	—		—
Former Toys “R” Us stores	14,973	—		—	14,973	—	—		—
Bruckner Plaza	5,530	—		—	5,530	—	—		—
1540 Broadway	3,619	407		—	3,212	—	—		—
Other	19,789	—		3,355	8,385	8,049	—		—
Development/Redevelopment:
2101 L Street – taken out of service	(4,368)	—		(4,368)	—	—	—		—
Bergen Town Center – portion out of service	(1,108)	—		—	(1,108)	—	—		—
Springfield Mall – portion out of service	243	—		—	243	—	—		—
Other	(4,507)	—		(833)	(442)	—	—		(3,232)
Amortization of acquired below market leases, net	43,646	32,851		368	9,121	103	—		1,203
Operations:
Leasing activity (see page 51)	58,247	33,529		16,422	6,101	(498)	—		2,693
Hotel Pennsylvania	10,048	—		—	—	—	—		10,048 (1)
Trade shows	(271)	—		—	—	(271)	—		—
Total increase in property rentals	298,756	151,488		38,021	58,114	7,383	—		43,750

Temperature Controlled Logistics:
Increase due to acquisitions (ConAgra warehouses)	20,124	—		—	—	—	20,124		—
Increase due to operations	25,981	—		—	—	—	25,981	(2)	—
Total increase	46,105	—		—	—	—	46,105		—
Tenant expense reimbursements:
Increase due to:
Acquisitions/development	30,013	16,009		1,141	8,165	—	—		4,698
Operations	18,116	498	(3)	7,196	6,626	2,607	—		1,189
Total increase in tenant expense reimbursements	48,129	16,507		8,337	14,791	2,607	—		5,887
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(11,601)	(10,687	)(4)	(2,385)	2,087	(616)	—		—
BMS Cleaning fees	8,927	9,931		—	—	—	—		(1,004)
Management and leasing fees	5,061	2,505		5,024	50	(133)	—		(2,385)
Other	8,300	3,536		4,247	(120)	1,401	—		(764)
Total increase (decrease) in fee and other income	10,687	5,285		6,886	2,017	652	—		(4,153)
Total increase in revenues	$403,677	$173,280		$53,244	$74,922	$10,642	$46,105		$45,484

_____________________

See Notes on the following page.

Results of Operations – Nine Months Ended September 30, 2007 and 2006 (continued)

Notes to the preceding tabular information:

(1)	Revenue per available room (“REVPAR”) was $121.91 for the nine months ended September 30, 2007 compared to $101.52 for the prior year’s nine months.

(2)

Primarily from (i) a $19,395 increase in transportation operations resulting from new transportation business in connection with the acquisition of the ConAgra warehouses in the fourth quarter of 2006, (ii) a $5,438 increase in managed warehouse operations (resulting in a $238 increase in EBITDA) as a result of a new management contract beginning in March 2007, and (iii) a $2,057 increase in owned warehouse operations. See page 68 for a discussion of AmeriCold’s gross margin.

(3)	Reflects an increase in tenant expense reimbursements associated with higher operating expenses, offset by leases with new base-years as a result of space re-let.

(4)	Primarily due to lease termination fee income received from MONY Life Insurance Company in connection with the termination of their 289,000 square foot lease at 1740 Broadway in 2006.

Results of Operations – Nine Months Ended September 30, 2007 and 2006 (continued)

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $1,754,330,000 for the nine months ended September 30, 2007, compared to $1,434,711,000 for the prior year’s nine months, an increase of $319,619,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)		Office							Temperature
Operating:	Total	New York		Washington, DC		Retail	Merchandise Mart		Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$18,931	$18,931		$—		$—	$—		$—		$—
Manhattan Mall	17,298	9,823		—		7,475	—		—		—
555 California Street	16,076	—		—		—	—		—		16,076
350 Park Avenue	12,498	12,498		—		—	—		—		—
Former Toys stores	11,575	—		—		11,575	—		—		—
H Street – (effect of consolidating from May 1, 2007, vs. equity method prior)	10,529	—		10,529		—	—		—		—
1540 Broadway	2,309	748		—		1,561	—		—		—
Bruckner Plaza	2,183	—		—		2,183	—		—		—
Other	30,222	—		1,774		3,704	9,987		14,757		—
Development/Redevelopment:
2101 L Street – portion out of service	(2,596)	—		(2,596)		—	—		—		—
Bergen Town Center – portion out of service	(954)	—		—		(954)	—		—		—
Springfield Mall – portion out of service	(215)	—		—		(215)	—		—		—
Other	(3,355)	—		(559)		(262)	—		—		(2,534)
Operations:
Operations	79,954	19,712	(1)	13,216		8,287	12,527	(2)	25,248	(3)	964
Hotel activity	2,533	—		—		—	—		—		2,533
Trade shows activity	519	—		—		—	519		—		—
Total increase in operating expenses	197,507	61,712		22,364		33,354	23,033		40,005		17,039
Depreciation and amortization:
Increase due to:
Acquisitions/Development	72,809	33,776		3,453		17,545	—		5,197		12,838
Operations (due to additions to buildings and improvements)	18,236	5,242		459		4,332	2,901		1,492		3,810
Total increase in depreciation and amortization	91,045	39,018		3,912		21,877	2,901		6,689		16,648
General and administrative:
Increase (decrease) due to:
Acquisitions/Development and Other	13,519	2,653		—		3,830	—		5,679		1,357	(4)
Operations	8,741	(275)		(4,206	) (5)	960	2,141		129		9,992	(6)
Total increase (decrease) in general and administrative	22,260	2,378		(4,206)		4,790	2,141		5,808		11,349
Costs of acquisition not consummated	8,807	—		—		—	—		—		8,807
Total increase in expenses	$319,619	$103,108		$22,070		$60,021	$28,075		$52,502		$53,843

_____________________________

(1)

The $19,712 increase in New York Office operating expenses is primarily due to (i) a $7,500 increase in property level costs, (ii) an $8,547 increase in operating expenses of Building Maintenance Services, Inc., a wholly-owned subsidiary which provides cleaning, security and engineering services to New York office properties (for which the corresponding increase in BMS revenues is included in “other income”) and (iii) a $2,409 increase in bad debt expense for which there is no corresponding tenant expense reimbursement.

(2)	Reflects an increase in real estate taxes as a result of a reassessment of 2006 ($2,800) and 2007 ($2,200), and from a $1,900 reversal of a reserve for bad debts in 2006.

(3)

AmeriCold’s gross margin from comparable warehouses was $113,326 or 33.4% for the nine months ended September 30, 2007, compared to $111,888 or 32.5% for the nine months ended September 30, 2006, an increase of $1,438. Gross margin from transportation management services, managed warehouses and other non-warehouse activities was $13,047 for the nine months ended September 30, 2007, compared to $12,026 for the nine months ended September 30, 2006, an increase of $1,021.

(4)	Primarily from India Property Fund organization costs in the current year’s nine months.

(5)	Primarily from H Street litigation costs incurred in the prior year’s nine months.

(6)	Primarily from an $8,811 increase in amortization of stock-based compensation.

Results of Operations – Nine Months Ended September 30, 2007 and 2006 (continued)

Income Applicable to Alexander’s

Our 32.8% share of Alexander’s net income (comprised of equity in net income or loss, management, leasing, development and commitment fees) was $35,114,000 for the nine months ended September 30, 2007, compared to $7,569,000 for the prior year’s nine months, an increase of $27,545,000. This increase was primarily due to (i) our $8,991,000 share of income in the current nine month period for the reversal of accrued stock appreciation rights compensation expense as compared to $18,356,000 for our share of expense in the prior year’s nine months, (ii) an increase of $3,101,000 in our equity in earnings of Alexander’s before stock appreciation rights and net gains on sales of condominiums, (iii) an increase of $2,504,000 in development fees in the current period, partially offset by (iv) our $4,580,000 share of Alexander’s net gain on sale of 731 Lexington Avenue condominiums in the prior year’s nine months.

Income Applicable to Toys

Our 32.8% share of Toys’ net income (comprised of equity in net income, interest income on loans receivable, and management fees) was $18,343,000 for the nine months ended September 30, 2007, compared to $4,177,000 for the prior year’s nine months, an increase of $14,166,000.

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the nine months ended September 30, 2007 and 2006.

Equity in Net Income (Loss):	For The Nine Months Ended September 30,
(Amounts in thousands)	2007	2006
H Street non-consolidated subsidiaries:
50% share of equity in net income (1)	$5,923	$8,376

Beverly Connection:
50% share of equity in net loss	(3,676)	(7,867)
Interest and fee income	8,492	9,199
	4,816	1,332
GMH Communities L.P:
13.5% in 2007 and 11.3% in 2006 share of equity in net income (2)	5,428	15

Lexington MLP:
7.1% in 2007 and 15.8% in 2006 share of equity in net income (3)	1,484	22,177
Other (4)	13,948	11,796
	$31,599	$43,696

________________________

(1)

On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets and we now consolidate the accounts of these entities into our consolidated financial statements and no longer account for them under the equity method. Prior to the quarter ended September 30, 2006, these corporations were contesting our acquisition of H Street and impeded access to their financial information. Accordingly, we were unable to record our pro rata share of their unable to record our pro rata share of their earnings. During the quarter ended September 30, 2006, we recognized equity in net income of $8,376 from these entities of which $3,890 was for the periods from July 20, 2005 (date of acquisition) to December 31, 2005.

(2)

We record our pro rata share of GMH’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005. On September 15, 2006 GCT filed its quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. Accordingly, our “equity in net income or loss from partially owned entities” for the nine months ended September 30, 2006 includes equity in net income of $15, which consists of (i) a $94 net loss representing our share of GMH’s fourth quarter results, net of adjustments to restate its first three quarters of 2005 and (ii) $109 of net income for our share of GMH’s 2006 earnings through June 30, 2006.

(3)

Beginning on January 1, 2007, we record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Prior to the January 1, 2007, we recorded our pro rata share of Newkirk MLP’s (Lexington MLP’s predecessor) quarterly earnings current in our same quarter. Accordingly, our “equity in net income or loss from partially owned entities” for the nine months ended September 30, 2007 includes our share of Lexington MLP’s net income or loss for its six months ended June 30, 2007.

The decrease in our share of earnings from the prior year’s nine months is primarily due to (i) the current year including our share of Lexington MLP’s first and quarter results (lag basis) compared to the prior year’s nine months including our share of Newkirk MLP’s first, second and third quarter results, (ii) higher depreciation expense and amortization of above market lease intangibles in the current year as a result of Lexington’s purchase price accounting adjustments in connection with the merger of Newkirk MLP on December 31, 2006 and (iii) $10,842 for our share of net gains on sale of real estate in 2006.

(4)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

Results of Operations – Nine Months Ended September 30, 2007 and 2006 (continued)

Interest and Other Investment Income

Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $231,890,000 for the nine months ended September 30, 2007, compared to $137,186,000 for the prior year’s nine months, an increase of $94,704,000. This increase resulted primarily from:

(Amounts in thousands)
McDonalds derivative position – net gain of $102,803 in this year’s nine months compared to a net gain of $60,581 in the prior year’s nine months	$42,222
Increase in interest income on higher average cash balances ($1,295,000 through September 30, 2007, compared to $391,000 for the prior year’s nine months)	36,930
GMH warrants derivative position – net loss of $16,370 in the prior year’s nine months (investment converted to common shares of GCT in the second quarter of 2006)	16,370
Sears Holdings derivative position – net gain of $18,611 in the prior year’s nine months (investment sold in the first quarter of 2006)	(18,611)
Other derivatives – net loss of $2,743 in this year’s nine months compared to a net gain of 2,767 in the prior year’s nine months	(5,510)
Other, net – primarily due to interest earned on higher average loans receivable and from prepayment premiums received upon loan repayments	23,303
$94,704

Interest and Debt Expense

Interest and debt expense was $469,659,000 for the nine months ended September 30, 2007, compared to $339,118,000 for the prior year’s nine months, an increase of $130,541,000. This increase was primarily due to (i) $96,532,000 from a $2.8 billion increase in outstanding mortgage debt due to property acquisitions, new property financings and refinancings and repayments, (ii) $53,295,000 from the November 20, 2006 issuance of $1 billion convertible senior debentures and the March 21, 2007 issuance of $1.4 billion convertible senior debentures, partially offset by (iii) an $22,054,000 increase in the amount of capitalized interest in connection with properties under development.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate was $17,699,000 and $65,527,000 for the nine months ended September 30, 2007, and 2006, respectively, and represents net gains on sale of marketable securities in each period.

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities was income of $11,819,000 for the nine months ended September 30, 2007, compared to income of $5,378,000 for the prior year’s nine months and represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including 1290 Avenue of the Americas, the 555 California Street complex, AmeriCold, 220 Central Park South, Wasserman and the Springfield Mall.

Provision For Income Taxes

The provision for income taxes was $6,815,000 for the nine months ended September 30, 2007, compared to $2,362,000 for the prior year’s nine months, an increase of $4,453,000. This increase results from two H Street corporations, which we consolidate as of April 30, 2007, the date we acquired the remaining 50% of these corporations we did not previously own (we previously accounted for our 50% investment on the equity method). Beginning on January 1, 2008, these corporations will elect to be treated as real estate investment trusts under Sections 856-860 of the Internal Revenue Code of 1986, as amended, which will eliminate their Federal income tax provision to the extent that 100% of their taxable income is distributed to shareholders.

Results of Operations – Nine Months Ended September 30, 2007 and 2006 (continued)

Income From Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the nine months ended September 30, 2007 and 2006 include Vineland, New Jersey, which was sold on July 16, 2007; Crystal Mall Two, which was sold on August 9, 2007; Arlington Plaza, which was sold on October 17, 2007; 33 North Dearborn Street, which was sold on March 14, 2006; 424 Sixth Avenue, which was sold on March 13, 2006 and 1919 South Eads Street, which was sold on June 22, 2006.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2007	2006
Revenues	$1,746	$12,820
Expenses	4,899	8,724
Net (loss) income	(3,153)	4,096
Net gains on sale of real estate	27,745	33,769
Income from discontinued operations, net of minority interest	$24,592	$37,865

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the nine months ended September 30, 2007 from the nine months ended September 30, 2006.

		Office					Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail		Merchandise Mart	Controlled Logistics	Toys	Other
Nine months ended September 30, 2006	$1,348,194	$272,180	$280,105	$206,838		$108,743	$50,943	$242,299	$187,086
2007 Operations: Same store operations(1)		25,516	12,585	4,823		(2,720)	(2,519)
Acquisitions, dispositions and non-same store income and expenses		79,173	18,057	26,859		(17,737)	1,387
Nine months ended September 30, 2007	$1,607,906	$376,869	$310,747	$238,520		$88,286	$49,811	$290,280	$253,393
% increase (decrease) in same store operations		9.4%	5.1%	2.6%	(2)	(2.3)% (3)	(4.1)%

__________________________

(1)

Represents the increase (decrease) in property-level operations which were owned for the same period in each year and excludes the effect of property acquisitions, dispositions and other non-operating items that affect comparability, including general and administrative expenses. We utilize this measure to make decisions on whether to buy or sell properties as well as to compare the performance of our properties to that of our peers. Same store operations may not be comparable to similarly titled measures employed by other companies.

(2)

The same store increase would be 4.4% exclusive of the effect of tenants vacating 47,550 square feet of New York City retail space in December 2006, at an average rent of $61.00 per square foot. As of September 30, 2007, 10,600 of this square feet has been re-leased at an initial rent of $204.00 per square foot.

(3)

Reflects income of $1,900 in 2006 from the reversal of a reserve for bad debts on receivables arising from the straight-lining of rents. The same store operations decreased by 0.7% exclusive of this item.

Liquidity and Capital Resources – Nine Months ended September 30, 2007 and 2006

Cash Flows for the Nine Months Ended September 30, 2007

Our cash and cash equivalents was $834,274,000 at September 30, 2007, a $1,399,043,000 decrease over the balance at December 31, 2006. This decrease resulted from $3,065,557,000 of net cash used in investing activities, partially offset by, $1,179,421,000 of net cash provided by financing activities and $487,093,000 of net cash provided by operating activities. Property rental income represents our primary source of net cash provided by operating activities. Our property rental income is primarily dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund our cash requirements include proceeds from debt financings, including mortgage loans and corporate level unsecured borrowings; our revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to our common and preferred shareholders, as well as acquisition and development costs.

Our consolidated outstanding debt was $12,576,484,000 at September 30, 2007, a $3,021,686,000 increase over the balance at December 31, 2006. This increase resulted primarily from the issuance of $1,400,000,000 of convertible senior debentures due 2026 and from mortgage debt associated with asset acquisitions and property refinancings during the current quarter. As of September 30, 2007 and December 31, 2006, our revolving credit facilities had a $94,000,000 balance. During 2007 and 2008, $51,689,000 and $538,198,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $3,104,451,000 at September 30, 2007, a $218,556,000 decrease from the balance at December 31, 2006. This decrease resulted primarily from our $297,906,000 share of Toys’ decrease in outstanding debt.

Cash flows provided by operating activities of $487,093,000 was primarily comprised of (i) net income of $463,692,000, after adjustments of $125,150,000 for non-cash items, including depreciation and amortization expense, net gains from derivative positions, the effect of straight-lining of rental income, equity in net income of partially owned entities, minority interest expense, (ii) distributions of income from partially owned entities of $18,047,000, partially offset by, (iii) the net change in operating assets and liabilities of $119,796,000.

Net cash used in investing activities of $3,065,557,000 was primarily comprised of (i) acquisitions of real estate of $2,775,982,000, (ii) investments in notes and mortgage loans receivable of $211,942,000, (iii) deposits in connection with real estate acquisitions and pre-acquisition costs of $21,231,000, (iv) investments in partially owned entities of $201,432,000, (v) development and redevelopment expenditures of $231,575,000, (vi) investments in marketable securities of $152,683,000, partially offset by, (vii) proceeds received from repayments on mortgage loans receivable of $211,942,000 and (viii) proceeds received from sales of real estate of $217,941,000.

Net cash provided by financing activities of $1,179,421,000 was primarily comprised of (i) proceeds from borrowings of $2,517,105,000, of which $1,372,000,000 were proceeds received from the offering of the 2.85% convertible senior debentures due 2027, partially offset by, (ii) repayments of borrowings of $727,730,000, (iii) dividends paid on common shares of $387,268,000, (iv) purchases of marketable securities in connection with the legal defeasance of mortgage notes payable of $109,092,000, (v) distributions to minority partners of $62,169,000, and (vi) dividends paid on preferred shares of $42,940,000.

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

Liquidity and Capital Resources – Nine Months ended September 30, 2007 and 2006 (continued)

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2007.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$40,047	$9,380	$8,808	$1,477	$9,172	$11,188	$22
Non-recurring	—	—	—	—	—	—	—
Total	40,047	9,380	8,808	1,477	9,172	11,188	22
Tenant improvements:
Recurring	61,107	25,781	17,472	2,184	15,670	—	—
Non-recurring	260	—	—	260	—	—	—
Total	61,367	25,781	17,472	2,444	15,670	—	—

Leasing Commissions:
Recurring	29,311	18,581	5,871	2,228	2,631	—	—
Non-recurring	381	—	—	381	—	—	—
Total	29,692	18,581	5,871	2,609	2,631	—	—
Tenant improvements and leasing commissions:
Per square foot	$21.75	$48.69	$14.93	$10.40	$17.17
Per square foot per annum	$3.12	$5.41	$2.53	$1.21	$2.82
Percentage of initial rent	7.7%	7.4%	7.1%	3.6%	10.8%

Total Capital Expenditures and Leasing Commissions (accrual basis)	$131,106	$53,742	$32,151	$6,530	$27,473	$11,188	$22
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	49,843	13,420	25,115	3,368	7,940	—	—
Expenditures to be made in future periods for the current period	(63,695)	(32,594)	(16,873)	(3,797)	(10,431)	—	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$117,254	$34,568	$40,393	$6,101	$24,982	$11,188	$22

Development and Redevelopment Expenditures (1):
Bergen Town Center	$41,043	$—	$—	$41,043	$—	$—	$—
2101 L Street	28,387	—	28,387	—	—	—	—
Crystal Mall Two	26,895	—	26,895	—	—	—	—
Wasserman venture	26,893	—	—	—	—	—	26,893
Green Acres Mall	26,830	—	—	26,830	—	—	—
North Bergen, New Jersey (Ground-up development)	14,493	—	—	14,493	—	—	—
220 Central Park South	12,400	—	—	—	—	—	12,400
Springfield Mall	4,412	—	—	4,412	—	—	—
888 Seventh Avenue	4,211	4,211	—	—	—	—	—
Other	46,011	2,953	21,353	12,596	—	—	9,109
	$231,575	$7,164	$76,635	$99,374	$—	$—	$48,402

_______________________

(1)	Excludes development expenditures of partially owned, non-consolidated investments.

Liquidity and Capital Resources – Nine Months ended September 30, 2007 and 2006 (continued)

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

Liquidity and Capital Resources – Nine Months ended September 30, 2007 and 2006 (continued)

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2006.

(Amounts in thousands)		Office				Temperature
Capital Expenditures (Accrual basis):	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Other
Expenditures to maintain the assets:
Recurring	$35,863	$9,260	$13,459	$618	$7,690	$1,520	$3,316
Non-recurring	2,021	—	2,021	—	—	—	—
Total	37,884	9,260	15,480	618	7,690	1,520	3,316
Tenant improvements:
Recurring	75,007	38,493	22,059	4,910	9,545	—	—
Non-recurring	1,737	—	89	1,648	—	—	—
Total	76,744	38,493	22,148	6,558	9,545	—	—

Leasing Commissions:
Recurring	25,636	17,640	5,218	2,049	729	—	—
Non-recurring	290	—	32	258	—	—	—
Total	25,926	17,640	5,250	2,307	729	—	—
Tenant improvements and leasing commissions:
Per square foot	$19.46	$38.83	$16.21	$7.92	$9.97
Per square foot per annum	$2.33	$4.03	$2.42	$0.64	$1.59
Percentage of initial rent	7.0%	8.0%	7.7%	2.9%	6.6%

Total Capital Expenditures and Leasing Commissions (accrual basis)	$140,554	$65,393	$42,878	$9,483	$17,964	$1,520	$3,316
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	49,122	21,324	22,736	768	4,294	—	—
Expenditures to be made in future periods for the current period	(64,003)	(33,494)	(19,787)	(8,184)	(2,538)	—	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$125,673	$53,223	$45,827	$2,067	$19,720	$1,520	$3,316

Development and Redevelopment Expenditures: (1)
North Bergen, New Jersey (Ground-up development)	$27,294	$—	$—	$27,294	$—	$—	$—
Green Acres Mall	26,235	—	—	26,235	—	—	—
Wasserman Venture	24,422	—	—	—	—	—	24,422
Bergen Town Center	15,582	—	—	15,582	—	—	—
Crystal Plazas (PTO)	9,671	—	9,671	—	—	—	—
7 W. 34th Street	8,883	—	—	—	8,883	—	—
220 Central Park South	8,646	—	—	—	—	—	8,646
1740 Broadway	8,127	8,127	—	—	—	—	—
2101 L Street	2,582	—	2,582	—	—
640 Fifth Avenue	1,729	1,729	—	—	—	—	—
Crystal Mall Two	1,609	—	1,609	—	—
Other	13,244	668	1,678	9,073	—	—	1,825
	$148,024	$10,524	$15,540	$78,184	$8,883	$—	$34,893

___________________

(1)	Excludes development expenditures of partially owned, non-consolidated investments.

SUPPLEMENTAL INFORMATION

Three Months Ended September 30, 2007 vs. Three Months Ended June 30, 2007

Below are the details of the changes in EBITDA by segment for the three months ended September 30, 2007 from the three months ended June 30, 2007.

		Office							Temperature
(Amounts in thousands)	Total	New York		Washington, DC		Retail	Merchandise Mart		Controlled Logistics	Toys	Other
For the three months ended June 30, 2007	$526,682	$124,595		$98,676		$79,328	$30,709		$17,422	$39,324	$136,628
2007 Operations: Same store operations(1)		186		(2,042)		742	84		(831)
Acquisitions, dispositions and non-same store income and expenses		12,956		24,259		4,228	(5,537)		(346)
For the three months ended September 30, 2007	$496,787	$137,737		$120,893		$84,298	$25,256		$16,245	$36,868	$75,490
% increase (decrease) in same store operations		0.2%	(2)	(2.3)%	(2)	1.0%	0.2%	(3)	(4.0)% (3)
______________________________________

(1)

Represents the increase (decrease) in property-level operations which were owned for the same period in each year and excludes the effect of property acquisitions, dispositions and other non-operating items that affect comparability, including general and administrative expenses. We utilize this measure to make decisions on whether to buy or sell properties as well as to compare the performance of our properties to that of our peers. Same store operations may not be comparable to similarly titled measures employed by other companies.

(2)

Reflects a seasonal increase in utility costs during the third quarter, of which $4,648 relates to the New York portfolio and $1,597 relates to the Washington, DC portfolio. Same store operations exclusive of the seasonal increase in utilities increased by 4.6% for the New York portfolio and decreased by 0.4% for the Washington, DC portfolio.

(3)	Results primarily from seasonality of operations.

The following table reconciles Net income to EBITDA for the quarter ended June 30, 2007.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
Net income (loss) for the three months ended June 30, 2007	$165,920	$55,064	$29,961	$33,756	$5,679	$(557)	$(20,029)	$62,046
Interest and debt expense	202,843	31,831	32,095	22,478	13,264	7,735	40,984	54,456
Depreciation and amortization	165,990	36,600	32,831	22,912	11,525	9,740	33,303	19,079
Income tax expense	(8,071)	1,100	3,789	182	241	504	(14,934)	1,047
EBITDA for the three months ended June 30, 2007	$526,682	$124,595	$98,676	$79,328	$30,709	$17,422	$39,324	$136,628

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

The calculations of both the numerator and denominator used in the computation of income per share are disclosed in footnote 12 - Income Per Share, in the notes to our consolidated financial statements on page 26 of this Quarterly Report on Form 10-Q.

FFO applicable to common shares plus assumed conversions was $221,199,000, or $1.35 per diluted share for the three months ended September 30, 2007, compared to $204,535,000, or $1.31 per diluted share for the prior year’s quarter. FFO applicable to common shares plus assumed conversions was $773,457,000, or $4.71 per diluted share for the nine months ended September 30, 2007, compared to $646,881,000, or $4.17 per diluted share for the prior years nine months. Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

(Amounts in thousands except per share amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Reconciliation of Net Income to FFO:	2007	2006	2007	2006
Net income	$130,841	$127,983	$463,692	$440,364
Depreciation and amortization of real property	117,148	86,235	325,324	246,834
Net gains on sale of real estate	(22,942)	—	(22,942)	(33,769)
Proportionate share of adjustments to equity in net income of Toys to arrive at FFO:
Depreciation and amortization of real property	17,949	13,468	68,984	41,391
Net gains on sale of real estate	—	(329)	(493)	—
Income tax effect of above adjustments	(6,282)	(5,190)	(23,972)	(16,031)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	13,506	14,058	36,091	34,155
Net gains on sale of real estate	(8,980)	(10,842)	(8,980)	(10,842)
Minority limited partners’ share of above adjustments	(11,070)	(11,729)	(37,570)	(27,849)
FFO	230,170	213,654	800,134	674,253
Preferred share dividends	(14,295)	(14,351)	(42,886)	(43,162)
FFO applicable to common shares	215,875	199,303	757,248	631,091
Interest on 3.875% exchangeable senior debentures	5,256	5,093	15,768	15,281
Series A convertible preferred dividends	68	139	441	509
FFO applicable to common shares plus assumed conversions	$221,199	$204,535	$773,457	$646,881

Reconciliation of Weighted Average Shares:	151,990	141,684	151,739	141,413
Weighted average common shares outstanding
Effect of dilutive securities:
Employee stock options and restricted share awards	6,407	8,174	6,743	7,935
3.875% exchangeable senior debentures	5,559	5,531	5,559	5,531
Series A convertible preferred shares	116	239	172	289
Denominator for diluted FFO per share	164,072	155,628	164,213	155,168

FFO applicable to common shares plus assumed conversions per diluted share	$1.35	$1.31	$4.71	$4.17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	As at September 30, 2007			As at December 31, 2006
	Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$675,822	6.59%	$6,758	$728,363	6.48%
Fixed rate	11,900,662	5.25%	—	8,826,435	5.56%
	$12,576,484	5.32%	6,758	$9,554,798	5.63%
Pro-rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$135,614	7.24%	1,356	$162,254	7.31%
Variable rate – Toys	949,218	7.74%	9,492	1,213,479	7.03%
Fixed rate (including $1,023,797, and $1,057,422 of Toys debt in 2007 and 2006)	2,019,619	6.89%	—	1,947,274	6.95%
	$3,104,451	7.17%	10,848	$3,323,007	7.00%
Minority limited partners’ share of above			(1,761)
Total change in annual net income			$15,845
Per share-diluted			$0.10

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, we have notes and mortgage loans receivables aggregating $295,889,000, as of September 30, 2007, which are based on variable rates and partially mitigate our exposure to a change in interest rates.

Fair Value of Our Debt

The carrying amount of our debt exceeds its aggregate fair value, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, by approximately $421,002,000 at September 30, 2007.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in McDonald’s common shares. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense. During the three and nine months ended September 30, 2007, we recognized net gains aggregating approximately $18,606,000 and $100,060,000 respectively, from these positions, after all expenses and LIBOR charges.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, such disclosure controls and procedures were effective.

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

In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of, and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied various of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records. In a decision dated October 1, 2007, the Court determined that Mr. Trump already received access to the books and records to which he was entitled, with the exception of certain documents which the general partners have requested from third parties but have not yet been received. Mr. Trump has sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.

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

VORNADO REALTY TRUST
(Registrant)

Date: October 30, 2007	By:	/s/ Joseph Macnow
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

Vornado Realty Trust – Articles Supplementary, dated July 25, 2007 Incorporated by reference to Exhibit 3.69 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

*

3.70		-

Vornado Realty Trust – Articles of Amendment of Declaration of Trust, dated July 25, 2007
Incorporated by reference to Exhibit 3.70 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-11954), filed on
July 31, 2007

*

3.71		-

Vornado Realty Trust – Certificate of Correction of Amendment of Declaration of Trust,
dated July 25, 2007 Incorporated by reference to Exhibit 3.71 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

*

3.72		-

Vornado Realty Trust – Certificate of Correction of Amendment of Declaration of Trust,
dated July 25, 2007 Incorporated by reference to Exhibit 3.72 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

*

3.73		-

Vornado Realty Trust – Certificate of Correction of Articles Supplementary, dated
July 25, 2007 Incorporated by reference to Exhibit 3.73 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

*

3.74		-

Vornado Realty Trust – Certificate of Correction of Articles Supplementary,
dated July 25, 2007 Incorporated by reference to Exhibit 3.74 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

*

3.75		-

Vornado Realty Trust – Articles of Restatement of Declaration of Trust, dated July 25, 2007
Incorporated by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-11954), filed on
July 31, 2007

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

Form of Vornado Realty Trust 2006 Out-Performance Plan Award Agreement, dated as of
April 25, 2006 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s
Form 8-K (File No. 001-11954), filed on May 1, 2006

*

10.37	**	-	Form of Vornado Realty Trust 2002 Restricted LTIP Unit Agreement – Incorporated by reference to Vornado Realty Trust’s Form 8-K (Filed No. 001-11954), filed on May 1, 2006	*

10.38		-

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
Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-11954), filed on May 1, 2007, 2007

*

10.47		-

Revolving Credit Agreement, dated as of September 28, 2007, among Vornado Realty L.P. as borrower, Vornado Realty Trust as General Partner, the Banks signatory thereto, each as a
Bank, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. as
Syndication Agent, Citicorp North America, Inc., Deutsche Bank Trust Company
Americas, and UBS Loan Finance LLC as Documentation Agents, and J.P. Morgan
Securities Inc. and Bank of America Securities LLC as Lead Arrangers and Bookrunners.
- Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report
on Form 8-K (File No. 001-11954), filed on October 4, 2007

*

10.48		-

Second Amendment to Revolving Credit Agreement, dated as of September 28, 2007, by and among Vornado Realty L.P. as borrower, Vornado Realty Trust as General Partner, the
Banks listed on the signature pages thereof, and J.P. Morgan Chase Bank N.A., as
Administrative Agent for the Banks. . - Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on October 4, 2007

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